Form 10-Q
AUTOZONE INC
filed 1996-05-20
CIK 866787

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended MAY 4, 1996
                  -----------

Commission file number 1-10714
                       -------

                                    AUTOZONE, INC.
                  --------------------------------------------------
                (Exact name of registrant as specified in its charter)



                NEVADA                                 62-1482048
     ----------------------------              ---------------------------
     (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)

        123 South Front Street
          Memphis, Tennessee                             38103
     ----------------------------                  -------------------
(Address of principal executive offices)              (Zip Code)

                                (901) 495-6500
        ------------------------------------------------------------------
                Registrant's telephone number, including area code

-------------------------------------------------------------------------------
                     Former name, former address and former
                   fiscal year, if changed since last report.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No


                         APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    COMMON STOCK, $.01 PAR VALUE - 149,891,533 SHARES AS OF MAY 4, 1996
    -------------------------------------------------------------------

                                        INDEX

                                    AUTOZONE, INC.


PART I. FINANCIAL INFORMATION                                       PAGE
-----------------------------                                       ----

Item 1. Financial Statements (Unaudited)

    Condensed consolidated balance sheets--May 4,
    1996 and August 26, 1995                                          3

    Condensed consolidated statements of income--
    Twelve weeks and Thirty-Six weeks ended May 4,
    1996 and May 6, 1995                                              4

    Condensed consolidated statements of cash flows
    --Thirty-Six weeks ended May 4, 1996 and May 6, 1995              5

    Notes to condensed consolidated financial statements              6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                7


PART II. OTHER INFORMATION
--------------------------

Item 4. Submission of Matters to a Vote of Security Holders           9

Item 6. Exhibits and Reports on Form 8-K                              9

SIGNATURES                                                           10
----------

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     May 4,            Aug. 26,
                                                       1996                1995
                                              -------------        ------------
                                                (Unaudited)

                                                      (in thousands)
              ASSETS
Current assets:
  Cash and cash equivalents . . . . . .             $      4,782   $      6,411
  Accounts receivable. . . . . . . . .                    15,083          9,690
  Merchandise inventories. . . . . . .                   531,255        395,751
  Prepaid expenses . . . . . . . . . .                    17,719         13,329
  Deferred income taxes. . . . . . . .                    23,853         22,641
                                                    ------------    -----------
    Total current assets . . . . . . .                   592,692        447,822

Property, plant and equipment:
  Property, plant and equipment. . . .                   964,254        792,356
  Less: Allowances for
    depreciation and amortization. . .                  (176,615)      (148,148)
                                                    ------------    -----------
                                                         787,639        644,208

Other assets:
  Cost in excess of
  net assets acquired. . . . . . . . .                    17,376         17,803
  Deferred income taxes. . . . . . . .                     4,070              -
  Other assets . . . . . . . . . . . .                     2,231          1,945
                                                    ------------    -----------
                                                          23,677         19,748
                                                    ------------    -----------
                                                    $  1,404,008     $1,111,778
                                                    ------------    -----------
                                                    ------------    -----------


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . .              $    376,769    $   300,578
  Accrued expenses . . . . . . . . . .                   106,024         91,838
  Checks outstanding, net. . . . . . .                        68          5,863
  Income taxes payable . . . . . . . .                     9,126          5,767
  Revolving credit agreements. . . . .                    97,775          9,500
  Current portion of long-term debt. .                         -          4,003
                                                    ------------    -----------
    Total current liabilities. . . . .                   589,762        417,549

  Other liabilities. . . . . . . . . .                    19,371          8,318
  Deferred income taxes. . . . . . . .                         -          1,201
  Stockholders' equity . . . . . . . .                   794,875        684,710
                                                    ------------    -----------
                                                    $  1,404,008     $1,111,778
                                                    ------------    -----------
                                                    ------------    -----------


See Notes to Condensed Consolidated Financial Statements

                                    AUTOZONE, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                                                                   Twelve Weeks Ended                 Thirty-Six Weeks Ended
                                                                  --------------------               -----------------------
                                                               May 4,              May 6,              May 4,              May 6,
                                                                 1996                1995                1996                1995
                                                           ----------         -----------          ----------          ----------
                                                                         (in thousands, except per share amounts)

Net Sales. . . . . . . . . . . . . . . . . . . .            $ 524,175           $ 425,483          $1,413,042          $1,179,307

Cost of sales, including warehouse
  and delivery expense . . . . . . . . . . . . .              308,644             248,392             828,322             694,318
Operating, selling, general and
  administrative expenses. . . . . . . . . . . .              155,099             123,977             425,467             347,266
                                                            ---------           ---------           ---------           ---------
Operating profit . . . . . . . . . . . . . . . .               60,432              53,114             159,253             137,723
Interest income (expense), net . . . . . . . . .                 (727)                  -                (727)                623
                                                            ---------           ---------           ---------           ---------
Income before income taxes . . . . . . . . . . .               59,705              53,114             158,526             138,346
Income taxes . . . . . . . . . . . . . . . . . .               22,100              20,700              58,800              54,462
                                                            ---------           ---------           ---------           ---------
    Net income . . . . . . . . . . . . . . . . .           $   37,605          $   32,414        $     99,726         $    83,884
                                                            ---------           ---------           ---------           ---------

Net income per share . . . . . . . . . . . . . .           $      .25          $      .22        $        .66         $       .56
                                                            ---------           ---------           ---------           ---------
                                                            ---------           ---------           ---------           ---------
Average shares outstanding including
  common stock equivalents . . . . . . . . . . .              151,541             149,198             150,508             149,057
                                                            ---------           ---------           ---------           ---------




See notes to Condensed Consolidated Financial Statements

                                    AUTOZONE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                     Thirty-Six Weeks Ended
                                                 ------------------------------
                                                     May 4,              May 6,
                                                       1996                1995
                                                  ---------           ---------

                                                           (in thousands)

Cash flows from operating activities:
  Net income   . . . . . . . . . . . . . . .      $  99,726           $  83,884
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization. . . . .         41,540              29,361
      Net increase in merchandise inventories      (134,034)            (44,751)
      Net increase in current liabilities. .         74,917              33,971
      Other - net. . . . . . . . . . . . . .         (3,544)            (12,255)
                                                  ---------           ---------
        Net cash provided by operating
         activities  . . . . . . . . . . . .         78,605              90,210

Cash flows from investing activities:
  Cash outflows for property, plant
    and equipment, net . . . . . . . . . . .       (183,181)           (166,771)

Cash flows from financing activities:
  Net proceeds from debt. . . . .                    84,272              12,580
  Proceeds from sale of Common
   Stock including related tax benefit . . .         14,431              10,219
                                                  ---------           ---------
        Net cash provided by
         financing activities . . . . . . . .        98,703              22,799
                                                  ---------           ---------
Net decrease in cash and cash equivalents. .         (5,873)            (53,762)
 Cash and cash equivalents
  at beginning of period  . . . . . . . . . .         6,411              56,236
 Beginning cash balance
  of pooled entity . . . . . . . . . . . . . .        4,244                   -
                                                  ---------           ---------
Cash and cash equivalents
 at end of period  . . . . . . . . . . . . .      $   4,782           $   2,474
                                                  ---------           ---------
                                                  ---------           ---------

See notes to Condensed Consolidated Financial Statements

                                   AUTOZONE,  INC.

         NOTES TO CONDENSED CONSOLIDATED  FINANCIAL  STATEMENTS   (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve and thirty-six weeks ended May 4, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 26, 1995.

NOTE B--INVENTORIES

    Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs.

NOTE C--SHORT-TERM DEBT

    On January 16, 1996, the Company increased its unsecured revolving credit agreements with a group of banks by $50,000,000 for a line of credit totaling $125,000,000 which extends until February 1, 1998. The rate of interest payable under the agreements is a function of the London Interbank Offered Rate (LIBOR), or the lending bank's base rate (or prime rate as such term may be used by the individual bank), at the option of the Company. At May 4, 1996, the Company's borrowings under the agreements were $97,775,000 and the weighted average interest rate was 5.59%. The revolving credit agreements contain a covenant limiting the amount of debt the Company may incur relative to its net worth.

NOTE D--MERGER WITH ALLDATA CORPORATION

   On March 29, 1996, Alldata Corporation ("Alldata") became a wholly owned subsidiary of AutoZone in a stock-for-stock merger accounted for as a pooling of interests. Alldata has developed a database system that provides comprehensive and up-to-date automotive diagnostic, service and repair information, which it markets to professional repair shops. Under the terms of the merger agreement, AutoZone issued approximately 1.7 million shares of Common Stock and stock options covering approximately 200,000 shares of Common Stock. Financial information of Alldata has been included in the results of operations from the date of acquisition, and is included in the balance sheet as of May 4, 1996. Financial statements for periods prior to the date of combination have not been restated as the effect is not material to AutoZone's financial condition and results of operations. The assets and liabilities of Alldata were approximately $18 million and $21 million, respectively, at the date of combination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 TWELVE WEEKS ENDED MAY 4, 1996, COMPARED TO
    TWELVE WEEKS ENDED MAY 6, 1995


    Net sales for the twelve weeks ended May 4, 1996 increased by $98.7 million, or 23.2%, over net sales for the comparable period of fiscal 1995. This increase was due to a comparable store sales increase of 8%, (which was primarily due to sales growth in the Company's newer stores and the added sales of the Company's commercial program), and increases in net sales for stores opened since the beginning of fiscal 1995. At May 4, 1996 the Company had 1,298 stores in operation compared with 1,059 stores at May 6, 1995.

    Gross profit for the twelve weeks ended May 4 1996, was $215.5 million, or 41.1% of net sales, compared with $177.1 million, or 41.6% of net sales, during the comparable period for fiscal 1995. The decrease in the gross profit percentage was due primarily to increased sales mix of lower margin products such as batteries, Freon and antifreeze, a lower initial gross margin in commercial sales and to a LIFO credit in the prior year.

    Operating, selling, general and administrative expenses for the twelve weeks ended May 4, 1996 increased by $31.1 million over such expenses for the comparable period for fiscal 1995, and increased as a percentage of net sales from 29.1% to 29.6%. The increase in the expense ratio was due primarily to costs related to the acquisition of Alldata and to start up costs of the Company's commercial program, partially offset by lower advertising costs.

    The Company's effective income tax rate decreased from 39.0% of pre-tax income for the twelve weeks ended May 6, 1995 to 37.0% for the twelve weeks ended May 4, 1996. The decrease in the effective income tax rate is due to a reduction in state income taxes.

    THIRTY-SIX WEEKS ENDED MAY 4, 1996, COMPARED TO
   THIRTY-SIX WEEKS ENDED MAY 6, 1995

    Net sales for the thirty-six weeks ended May 4, 1996 increased by $233.7 million, or 19.8%, over net sales for the comparable period of fiscal 1995. This increase was due to a comparable store sales increase of 5%, (which was primarily due to sales growth in the Company's newer stores), and increases in net sales for stores opened since the beginning of fiscal 1995.

    Gross profit for the thirty-six weeks ended May 4, 1996 was $584.7 million, or 41.4% of net sales, compared with $485.0 million, or 41.1% of net sales, during the comparable period for fiscal 1995. The increase in the gross profit percentage was due primarily to efficiencies in distribution costs and favorable results of second quarter physical inventories.

    Operating, selling, general and administrative expenses for the thirty-six weeks ended May 4, 1996 increased by $78.2 million over such expenses for the comparable period for fiscal 1995, and increased as a percentage of net sales from 29.4% to 30.1%. The increase in the expense ratio was due primarily to operating costs of the Company's second call center in Houston and start-up costs of the Company's commercial program (which program is still being implemented and has been unprofitable to date). During the thirty-six week period ending May 4, 1996, the Company increased the number of stores participating in the commercial program from three to 519.

    The Company's effective income tax rate decreased from 39.4% of pre-tax income for the thirty-six weeks ended May 6, 1995 to 37.1% for the thirty-six weeks ended May 4, 1996. The decrease in the effective income tax rate is due to a reduction in state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    For the thirty-six weeks ended May 4, 1996, net cash of $78.6 million was provided by the Company's operations versus $90.2 million for the comparable period of fiscal year 1995. The comparative decrease in cash provided by operations is due primarily to increased inventory due to forward buying, opening of the new Zanesville, Ohio, distribution center and opening of new stores, which was offset by higher net income, depreciation, and leverage of accounts payable.

    Capital expenditures for the thirty-six weeks ended May 4, 1996 were $183.2 million. The Company anticipates that capital expenditures for fiscal 1996 as a whole will be approximately $275 million to $285 million. Year-to-date, the Company opened 155 new stores and 22 stores that replaced existing stores. The Company expects to open approximately 257 new stores and approximately 30 replacement stores during fiscal 1996.

      The Company anticipates that it will rely on internally generated funds to support a majority of its capital expenditures and working capital requirements; the balance of such requirements will be funded through short-term borrowings. The Company has revolving credit agreements with several banks providing for lines of credit in an aggregate maximum amount of $125 million, including an increase of $50 million in January 1996. At May 4, 1996, the Company had borrowings outstanding under these credit agreements of $97.8 million.

PART II.  OTHER  INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

  (a) There were no matters submitted to a vote by security holders during the twelve weeks ended May 4, 1996.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits

         The following exhibits are filed as part of this report:

         3.1 Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-K for the fiscal year ended August 27, 1994.

         3.2 Amendment to Articles of Incorporation of AutoZone, Inc. dated December 16, 1993, to increase its authorized shares of common stock to 200,000,000. Incorporated by reference to Exhibit 3.2 to the form 10-K for the fiscal year ended August 27, 1994.

         3.3     By-laws of AutoZone, Inc. Incorporated by reference to Exhibit
                 3.2 to the February 1992 Form S-1

         4.1     Form of Common Stock Certificate. Incorporated by reference to
                 Exhibit 4.1 to Pre-Effective Amendment No. 2 to the February 1992 Form S-1.

         4.2 Registration Rights Agreement, dated as of February 18, 1987, by and among AutoShack, Inc. and certain stockholders. Incorporated by reference to Exhibit 4.9 to the form S-1 Registration Statement filed by the Company under the Securities Act (No. 33-39197), (the "April 1991 Form S-1").

         4.3 Amendment to the Registration Rights Agreement dated as of August 1, 1993. Incorporated by reference to Exhibit 4.1 to the Form S-3 Registration Statement filed by the Company under the Securities Act (No. 33-67550)

         10.1 Agreement and Plan of Merger between AutoZone, Inc., Alldata Corporation, and DataZone Acquisition Corporation, dated February 6, 1996, incorporated by reference to Annex I to the Form S-4 filed February 20, 1996 (Reg. No. 333-01506).

         11.1 Statement re: Computation of earnings per share is included herein.

         27.1    Financial Data Schedule

  (b)    Reports on Form 8-K

         During the twelve weeks ended May 4, 1996, the Company filed a report on Form 8-K dated March 6, 1996, stating:

         On March 2, 1996, Johnston C. Adams, Jr., was elected Vice Chairman and Chief Operating Officer, Timothy D. Vargo was elected Vice Chairman, and Shawn P. McGhee was promoted to Executive Vice President
         - Merchandising.  Messrs. Adams and Vargo were also elected to the Board of Directors.
                                          9

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AUTOZONE,  INC.

                                  BY   \s\  ROBERT J. HUNT
                                       --------------------------------

                                  Robert J. Hunt
                                  Executive Vice President and
                                  Chief  Financial  Officer-Customer
                                  Satisfaction
                                  (Principal Financial Officer)


                                  BY   \s\  Michael E. Butterick
                                       --------------------------------

                                  Michael E. Butterick
                                  Vice President Controller-Customer
                                  Satisfaction
                                  (Principal Accounting Officer)



Dated:  May 20, 1996
                                      10