Form 10-K
period 1996-08-31
AUTOZONE INC
filed 1996-11-27
CIK 866787

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended August 31, 1996
                                       OR
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

                         Commission file number 1-10714

                                 AUTOZONE, INC.
             (Exact name of registrant as specified in its charter)

                  NEVADA                                 62-1482048
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

              123 SOUTH FRONT STREET, MEMPHIS, TENNESSEE     38103
         (Address of principal executive offices)            (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (901) 495-6500

         Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
          Title of each class                        on which registered
          -------------------                        ---------------------
          COMMON STOCK
          ($.01 PAR VALUE)                          NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the 115,337,257 shares of voting stock of the registrant held by non-affiliates of the registrant (excluding, for this purpose, shares held by officers, directors, or 10% stockholders) was $2,955,517,210 based on the last sales price of the Common Stock on October 30, 1996 as reported on the New York Stock Exchange.

The number of shares of Common Stock outstanding as of October 30, 1996 was 150,298,667.

                                     PART I

ITEM 1 BUSINESS

INTRODUCTION

    AutoZone is a leading specialty retailer of automotive parts and accessories, primarily focusing on "Do-It-Yourself" ("D-I-Y") consumers. The Company began operations in 1979 and at August 31, 1996, operated 1,423 stores in 27 states, principally located in the Sunbelt and Midwest regions of the United States. Each AutoZone store carries an extensive product line, including new and re-manufactured automotive hard parts, such as alternators, starters, water pumps, brake shoes and pads, carburetors, clutches and engines; maintenance items, such as oil, antifreeze, transmission, brake and power steering fluids, engine additives, protectants and waxes; and accessories, such as car stereos and floor mats. The Company carries parts for domestic and foreign cars, vans and light trucks. During fiscal year 1996, the Company implemented a commercial sales program which provides commercial credit and prompt delivery of parts and other products to local repair garages, dealers and service stations. This program was offered in 1,183 of the Company's stores at August 31, 1996. AutoZone does not perform automotive repairs or installations.

    AutoZone is dedicated to a marketing and merchandising strategy to provide customers with superior service, value and parts selection at conveniently located, well-designed stores. The Company has implemented this strategy primarily with knowledgeable and motivated store personnel trained to emphasize prompt and courteous customer service, through an everyday low price policy and by maintaining an extensive product line with an emphasis on automotive hard parts. AutoZone's stores are generally situated in high-visibility locations and provide a distinctive merchandise presentation in an attractive store environment.

    At August 31, 1996, AutoZone had stores in the following 27 states:

    Alabama   . . . . . .   74      Louisiana   . . . .     68      South Carolina  . . .    41
    Arizona   . . . . . .   52      Michigan  . . . . .      9      Tennessee . . . . . .   102
    Arkansas  . . . . . .   37      Mississippi   . . .     58      Texas . . . . . . . .   239
    Colorado  . . . . . .   24      Missouri  . . . . .     56      Utah  . . . . . . . .    15
    Florida   . . . . . .   61      New Mexico  . . . .     22      Virginia  . . . . . .    23
    Georgia   . . . . . .   87      North Carolina  . .     79      West Virginia . . . .    12
    Illinois  . . . . . .   43      Ohio  . . . . . . .    138      Wisconsin . . . . . .     1
    Indiana   . . . . . .   66      Oklahoma  . . . . .     56      Wyoming . . . . . . .     1
    Kansas  . . . . . . .    7      Pennsylvania  . . .     10                            -----
    Kentucky  . . . . . .   42                                          Total . . . . . . 1,423
                                                                                          =====


MARKETING AND MERCHANDISING STRATEGY

    AutoZone's marketing and merchandising strategy is to provide customers with superior service, value and parts selection at conveniently located, well-designed stores. Key elements of this strategy are as follows:

  CUSTOMER SERVICE

    The Company believes that D-I-Y consumers place a significant value on customer service. As a result, the Company emphasizes customer service as the most important element in its marketing and merchandising strategy. The Company attempts to promote a corporate culture which "always puts customers first" and emphasizes knowledgeable and courteous service. To do so, the Company employs parts personnel with technical expertise to advise customers regarding the correct part type and application, utilizes a wide range of training methods to educate and motivate its store personnel, and provides store personnel with significant opportunities for promotion and incentive compensation. Customer service is enhanced by proprietary electronic parts catalogs which assist in the selection of parts; free testing of starters, alternators, batteries, and sensors and actuators; and liberal return and warranty policies. AutoZone stores generally open at 8 a.m. and close from 8 to 10 p.m. (with some open to midnight) Monday through Saturday and typically open at 9 a.m. and close between 6 and 7 p.m. on Sunday.

    AutoZone has a satellite system for all its stores which, among other things, enables the Company to speed credit card and check approval processes and locate parts at neighboring AutoZone stores. The Company has a call center in Memphis to support the sales staff at high volume stores. Call center personnel handle inquiries and orders, enabling store personnel to concentrate on serving in-store customers without having to field telephone calls. In November, 1996, the Company consolidated the operations of the Houston call center into the Memphis call center and offered to transfer all Houston call center employees to AutoZone stores in the Houston area. The Company anticipates that the call center consolidation will result in ongoing savings to the Company.

    In March 1996, Alldata Corporation became a wholly-owned subsidiary of AutoZone in a stock-for-stock merger. Alldata has developed a database system that provides comprehensive and up-to-date automotive diagnostic, service and repair information which it will continue to market to professional repair shops. In addition, the Company plans to integrate certain limited information from the Alldata database, such as technical service bulletins, recall information and specifications, into its electronic catalog.

  PRODUCT SELECTION

    The Company offers a wide selection of automotive parts and other products designed to cover a broad range of specific vehicle applications. AutoZone's stores generally carry between 16,000 and 19,000 stock keeping units ("SKUs"). Each AutoZone store carries the same basic product line with some regional differences based on climate, demographics and age and type of vehicle registration. The Company's "flexogram" program enables the Company to tailor its hard parts inventory to the makes and models of the automobiles in each store's trade area. In addition to brand name products, the Company sells a number of products, including batteries and engines, under the "AutoZone" name and a selection of automotive hard parts, including starters, alternators, water pumps, brakes, and filters, under its private label names. In addition to products stocked in stores, the Company offers a range of products, consisting principally of automotive hard parts, through its Express Parts program. The Express Parts program provides air-freight delivery of lower turnover products to AutoZone's stores.

  PRICING

    The Company employs an everyday low price strategy and attempts to be the price leader in hard parts categories. Management believes that its prices overall compare favorably to those of its competitors.

  COMMERCIAL SALES PROGRAM

    During fiscal year 1996, the Company implemented a commercial sales program which provides credit and prompt delivery of parts and other products to local repair garages, dealers and service stations. This program was offered in 1,183 of the Company's stores at August 31, 1996. Commercial customers generally pay the same everyday low prices for parts and other products as paid by AutoZone's D-I-Y customers. The program will be tested in nearly all stores, but the Company anticipates that optimum operating efficiencies will be achieved after consolidating the commercial business of certain of these stores. Ultimately, the Company expects that the program will be in 80 to 90 percent of its stores. Although the commercial sales program is currently unprofitable, the Company believes that the program should enhance its future financial performance and will result in an expansion of its customer base at a relatively modest incremental capital investment. There can be no assurance, however, that the commercial sales program will enhance the Company's results of operations and financial condition in future fiscal years.

  STORE DESIGN AND VISUAL MERCHANDISING

    AutoZone seeks to design and build stores with a high visual impact. AutoZone stores are designed to have an industrial "high tech" appearance by utilizing colorful exterior signage, exposed beams, and ductwork, and brightly lighted interiors. Merchandise in stores is attractively displayed, typically utilizing diagonally placed gondolas for maintenance and accessory products as well as specialized shelving for batteries and, in many stores, oil products. The Company employs a uniform ("planogrammed") store layout system to promote consistent merchandise presentation in all of its stores. In-store signage and special displays are used extensively to aid customers in locating merchandise and promoting products.

STORE DEVELOPMENT AND EXPANSION STRATEGY

    The following table sets forth the Company's store development activities during the past five fiscal years:

                                                                               FISCAL YEAR
                                                             ----------------------------------------------
                                                              1992      1993      1994      1995      1996
                                                              ----      ----      ----      ----      ----
    Beginning Stores ................................         598       678       783         933     1,143
    New Stores ......................................          82       107       151         210       280
    Replaced Stores(1)...............................          14        20        20          29        31
    Closed Stores (1)................................         (16)      (22)      (21)        (29)      (31)
                                                              ---       ---       ---       -----     -----
    Ending Stores ...................................         678       783       933       1,143     1,423
                                                              ===       ===       ===       =====     =====

---------------------
         (1) Replaced stores are either relocations or conversions of existing smaller stores to larger formats. Closed stores include replaced stores.

    The Company opened 280 net new stores in fiscal 1996, representing an increase in total square footage from fiscal 1995 of approximately 26%, and had 70 stores under construction at fiscal year end. The Company plans to open approximately 335 stores in fiscal 1997, representing an increase in total store square footage of approximately 26%.

    The Company believes that expansion opportunities exist both in markets which it does not currently serve and in markets where it can achieve a larger presence. The Company attempts to obtain high visibility sites in high traffic locations and undertakes substantial research prior to entering new markets. Key factors in selecting new site and market locations include population, demographics, vehicle profile and number and strength of competitors' stores. The Company generally seeks to open new stores within or contiguous to existing market areas and attempts to cluster development in new urban markets in a relatively short period of time in order to achieve economies of scale in advertising and distribution costs. The Company may also expand its operations through acquisitions of existing stores from third parties. The Company regularly evaluates potential acquisition candidates, in new as well as existing market areas.

    AutoZone's net sales have grown significantly in the past several years, increasing from $1,002 million in fiscal 1992 to $2,243 million in fiscal 1996. The continued growth and financial performance of the Company will be dependent, in large part, upon management's ability to open new stores on a profitable basis in existing and new markets and also upon its ability to continue to increase sales in existing stores. There can be no assurance the Company will continue to be able to open and operate new stores on a timely and profitable basis or will continue to attain increases in comparable store sales.

STORE OPERATIONS

  STORE FORMATS

    Substantially all of AutoZone's stores are based on standard store formats resulting in generally consistent appearance, merchandising and product mix. Although the smaller store formats were generally used by the Company for its earlier stores, the Company has increasingly used larger format stores starting with its 8,100 square foot store introduced in 1987, its 6,600 square foot store introduced in 1991 and its 7,700 square foot store introduced in 1993. In fiscal 1997, the 6,600 square foot and larger store formats are expected to account for more than 85% of new and replacement stores. Total store space as of August 31, 1996 was as follows:

                                                                                   Total Store
      Store Format                                  Number of Stores             Square Footage(1)
      ------------                                  ----------------             -----------------
    8,100 sq. ft....................................      201                        1,628,100
    7,700 sq. ft....................................      303                        2,333,100
    6,600 sq. ft....................................      452                        2,983,200
    5,400 sq. ft....................................      446                        2,408,400
    4,000 sq. ft....................................       21                           84,000
                                                        -----                        ---------
         Total .....................................    1,423                        9,436,800
                                                        =====                        =========

--------------------------
    (1) Total store square footage is based on the Company's standard store formats, including normal selling, office, stockroom and receiving space, but excluding excess space not utilized in a store's operations.

    Approximately 85% to 90% of each store is selling space, of which approximately 30% to 40% is dedicated to automotive parts inventory. The parts inventory area is fronted by a counter staffed by knowledgeable parts personnel and equipped with proprietary electronic parts catalogs. The remaining selling space contains gondolas for accessories, maintenance items, including oil and air filters, additives and waxes, and other parts together with specifically designed shelving for batteries and, in many stores, oil products.

    Approximately three quarters of the Company's stores are freestanding, with the balance principally located within strip shopping centers. Freestanding large format stores typically have parking for approximately 45 to 50 cars on a lot of approximately 3/4 to one acre. The Company's 5,400 and 4,000 square foot stores typically have parking for approximately 25 to 40 cars and are usually located on a lot of approximately 1/2 to 3/4 acre.

 STORE PERSONNEL AND TRAINING

    While subject to fluctuation based on seasonal volumes and actual store sales, the 4,000, 5,400 and 6,600 square foot stores typically employ 12 to 18 persons, including a manager and an assistant manager, and the larger stores typically employ 14 to 23 persons. The Company generally hires personnel with prior automotive experience. Although the Company relies primarily on on-the-job training, it also provides formal training programs, which include regular store meetings on specific sales and product issues, standardized training manuals and a specialist program under which store personnel can obtain Company certification in several areas of technical expertise. The Company is testing a multimedia program that will permit store personnel to train at their own pace. The Company supplements training with frequent store visits by management.

    The Company provides financial incentives to store managers through an incentive compensation program and through participation in the Company's stock option plan. In addition, AutoZone's growth has provided opportunities for the promotion of qualified employees. Management believes these opportunities are an important factor in AutoZone's ability to attract, motivate and retain quality personnel.

    The Company supervises store operations primarily through approximately 196 area advisors who report to one of 27 district managers, who, in turn, report to one of six regional managers, as of August 31, 1996. Purchasing, merchandising, advertising, accounting, cash management, store development and other store support functions are centralized in the Company's corporate and administrative headquarters in Memphis, Tennessee. The Company believes that such centralization enhances consistent execution of the Company's merchandising and marketing strategy at the store level.

  STORE AUTOMATION

    In order to assist store personnel in providing a high level of customer service, all stores have proprietary electronic parts catalogs that provide parts information based on the make, model and year of an automobile. The catalog display screens are placed on the hard parts inventory counter so that both employees and customers can view the screen. In addition, the Company's satellite system enables the Company to speed up credit card and check approval processes and locate parts at neighboring AutoZone stores.

    All stores utilize the Company's computerized Store Management System, which includes optical character recognition scanning and point-of-sale data collection terminals. The Store Management System provides productivity benefits, including lower administrative requirements and improved personnel scheduling at the store level, as well as enhanced merchandising information and improved inventory control. The Company believes the Store Management System also enhances customer service through faster processing of transactions and simplified warranty and product return procedures.


PURCHASING AND DISTRIBUTION

    Merchandise is selected and purchased for all stores at the Company's headquarters in Memphis. No one class of product accounts for as much as 10% of the Company's total sales. In fiscal 1996, the Company purchased products from approximately 200 suppliers and no single supplier accounted for more than 6% of the Company's total purchases. During fiscal year 1996, the Company's ten largest suppliers accounted for approximately 31% of the Company's purchases. The Company generally has no long-term contracts for the purchase of merchandise. Management believes that AutoZone's relationships with suppliers are excellent. Management also believes that alternative sources of supply exist, at similar cost, for substantially all types of product sold.

    Substantially all of the Company's merchandise is shipped by vendors to the Company's distribution centers. Orders are typically placed by stores on a weekly basis with orders shipped from the warehouse in trucks operated by the Company on the following day.

COMPETITION

    The Company competes principally in the D-I-Y and, more recently, the commercial automotive aftermarket. Although the number of competitors and the level of competition experienced by AutoZone's stores varies by market area, the automotive-aftermarket is highly fragmented and generally very competitive. The Company believes that the largest share of the automotive-aftermarket is held by independently owned jobber stores which, while principally selling to wholesale accounts, have significant D-I-Y sales. The Company also competes with other automotive specialty retailing chains and, in certain product categories, such as oil and filters, with discount and general merchandise stores. The principal competitive factors which affect the Company's business are store location, customer service, product selection and quality, and price. While AutoZone believes that it competes effectively in its various geographic areas, certain of its competitors have substantial resources or have been operating longer in particular geographic areas.

TRADEMARKS

    The Company has registered several service marks and trademarks in the United States Patent and Trademark office, including its service mark "AutoZone" and its trademarks "AutoZone," "Duralast," "Valucraft," "Ultra Spark," "Deutsch," "Albany" and "Alldata". The Company believes that the "AutoZone" service mark and trademarks have become an important component in its merchandising and marketing strategy.

EMPLOYEES

    As of August 31, 1996, the Company employed approximately 26,800 persons, approximately 18,700 of whom were employed full-time. Approximately 86% of the Company's employees were employed in stores or in direct field supervision, approximately 7% in distribution centers and approximately 7% in corporate and support functions.

    The Company's employees currently are not members of any unions. The Company has never experienced any material labor disruption. Management believes that its labor relations are generally good.

ITEM 2 PROPERTIES

    The following table sets forth certain information concerning AutoZone's principal properties:

                                                                             SQUARE         NATURE OF
       LOCATION                           PRIMARY USE                        FOOTAGE        OCCUPANCY
       --------                           -----------                        -------        ----------
    Memphis, TN                Corporate and Administrative Office            360,000         Owned
    Lavonia, GA                Distribution Center                            421,700         Owned
    Lexington, TN              Distribution Center                            341,000         Owned
    Danville, IL               Distribution Center                            304,500         Owned
    Memphis, TN                Express Parts Warehouse                        233,100         Leased
    Lafayette, LA              Distribution Center                            464,000         Owned
    San Antonio, TX            Distribution Center                            217,000         Owned
    Phoenix, AZ                Distribution Center                            212,000         Owned
    Zanesville, OH             Distribution Center                            550,000         Owned

    The Company relocated its headquarters in Memphis, Tennessee in October 1995 and completed the sale of its former headquarters in December 1995. The Company opened a new distribution center in Zanesville, Ohio in February 1996. The lease of the Express Parts warehouse in Memphis expires in March 2000. The Company also rents additional warehouse space, various district offices and training and other office facilities which are not material in the aggregate.

    At August 31, 1996, the Company leased 538 and owned 885 of its 1,423 store properties. Original lease terms generally range from five to 20 years with renewal options. Leases on 248 stores that are currently operating expire prior to the end of fiscal 2001; however, leases on 231 of such stores contain renewal options.


ITEM 3 LEGAL PROCEEDINGS

    AutoZone is a party to various claims and lawsuits arising in the ordinary course of business. The Company does not believe that such claims and lawsuits, singularly or in the aggregate, will have a material adverse effect on its business, properties, results of operations, financial condition or prospects.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fiscal quarter (17 weeks) ended August 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table lists AutoZone's executive officers. The title of each executive officer includes the words "Customer Satisfaction" which reflects the Company's commitment to customer service as part of its marketing and merchandising strategy. Officers are elected by and serve at the discretion of the Board of Directors.

J.R. HYDE, III, 53--CHAIRMAN AND CHIEF EXECUTIVE OFFICER
    J. R. Hyde, III, has been Chairman of the Board of Directors and Chief Executive Officer since 1986. Previously, Mr. Hyde was Chief Executive Officer of Malone & Hyde (the former parent company of AutoZone). Mr. Hyde has been employed by AutoZone or Malone & Hyde since 1965.

JOHNSTON C. ADAMS, JR., 48--VICE CHAIRMAN, CHIEF OPERATING OFFICER, AND
    DIRECTOR
    Johnston C. Adams, Jr. was elected Vice Chairman and Chief Operating
Officer and Director in March 1996. Previously he was Executive Vice President-Distribution since 1994. From 1990 to 1994 Mr. Adams was a co-owner of Nicotiana Enterprises, Inc., a company primarily engaged in food distribution. From 1983 to 1990, Mr. Adams was President of the Miami Division of Malone & Hyde. The Company anticipates that Mr. Adams will be elected President and Chief Operating Officer upon Mr. Hanemann's retirement on December 12, 1996.

TIMOTHY D. VARGO, 44--VICE CHAIRMAN AND DIRECTOR
    Timothy D. Vargo was elected Vice Chairman and Director in March 1996. Previously, he was Executive Vice President-Merchandising and Systems Technology since June 1995 and had been Senior Vice President-Merchandising since March 1995. Previously, Mr. Vargo was Senior Vice
President-Merchandising for the Company from 1986 to 1992 and was Director of Stores for AutoZone from 1984 to 1986.

THOMAS S. HANEMANN, 59--PRESIDENT AND DIRECTOR
    Thomas S. Hanemann has been a Director and President since 1994. He had previously been Executive Vice President-Stores and Distribution between 1992 and 1994 and had been Senior Vice President-Stores of AutoZone since 1986. Previously, Mr. Hanemann was President of Ike's and Super D, drug store divisions of Malone & Hyde. Mr. Hanemann has been employed by AutoZone or Malone & Hyde since 1974. Mr. Hanemann has expressed his intention to retire as President of the Company as of December 12, 1996.

LAWRENCE E. EVANS, 52--EXECUTIVE VICE PRESIDENT-STORE DEVELOPMENT
    Lawrence E. Evans has been Executive Vice President-Store Development since 1995. Previously he was Senior Vice President-Development from 1993 to 1995 and Vice President-Real Estate since 1992, Mr. Evans was Director of Real Estate from 1991, and had been an attorney for either Malone & Hyde or AutoZone since 1986. Mr. Evans was first employed by Malone & Hyde from 1969 until 1976 and returned to Malone & Hyde in 1986.

ROBERT J. HUNT, 47--EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
    Robert J. Hunt has been Executive Vice President and Chief Financial Officer since 1994. Prior to that time, Mr. Hunt was Executive Vice President, Chief Financial Officer, and a Director of the Price Company from 1991 to 1993. Previously, Mr. Hunt had been employed by Malone & Hyde since 1984, where he was Executive Vice President and Chief Financial Officer from 1988 to 1991.

SHAWN P. MCGHEE, 33--EXECUTIVE VICE PRESIDENT-MERCHANDISING
    Shawn P. McGhee was elected Executive Vice President-Merchandising in 1996. Previously, he was Senior Vice President-Merchandising since 1994, Vice President-Merchandising since 1993, and a Senior Product Manager since 1991. Mr. McGhee commenced his employment with the Company in 1988.

ANTHONY DEAN ROSE, JR., 36--SENIOR VICE PRESIDENT-ADVERTISING
    Anthony Dean Rose, Jr. has been Senior Vice President-Advertising since 1995. Prior to that time, he had been Vice President-Advertising since 1989 and a Director of Advertising since 1987. Mr. Rose has been employed by AutoZone or Malone & Hyde since 1982.

STEPHEN W. VALENTINE, 34--SENIOR VICE PRESIDENT-SYSTEMS TECHNOLOGY AND SUPPORT
    Stephen W. Valentine has been Senior Vice President-Systems Technology and Support since 1995. Prior to that time, he had been Vice President-Systems Technology and Support since 1994, and a Director of Store Management Systems since 1990. Mr. Valentine commenced his employment with the Company in 1989.

MICHAEL E. BUTTERICK, 45--VICE PRESIDENT-CONTROLLER
    Michael E. Butterick has been Vice President-Controller since 1995. Prior to that time, Mr. Butterick was Chief Financial Officer of United Medical Incorporated from 1993 to 1995. From 1990 to 1993 Mr. Butterick was Vice President-Finance of the Mid South General Merchandise Division, a division of Fleming Companies. Previously, Mr. Butterick had been employed by Malone & Hyde or AutoZone since 1983, where he was Controller of AutoZone from 1986 to 1990.

HARRY L. GOLDSMITH, 45--VICE PRESIDENT, SECRETARY AND GENERAL COUNSEL
    Harry L. Goldsmith has been Vice President, General Counsel, and Secretary since 1993. Prior to that time, he was an attorney at Federal Express Corporation since 1989.

ANDREW M. CLARKSON, 59--DIRECTOR AND CHAIRMAN OF THE FINANCE COMMITTEE
    Andrew M. Clarkson has been a Director of the Company since 1986 and is employed by the Company as the Chairman of the Finance Committee. Mr. Clarkson had been Vice President and Treasurer of the Company in 1986, Senior Vice President and Treasurer of the Company from 1986 to 1988, was Secretary from 1988 to 1993 and was Treasurer from 1990 to 1995. Previously, Mr. Clarkson was Chief Financial Officer of Malone & Hyde from 1983 to 1988.

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Common Stock Market Prices for the Company's stock as traded on the New York Stock Exchange on page 12 of the annual stockholders report for the year ended August 31, 1996 are incorporated herein by reference.

    At October 30, 1996, there were 2,852 stockholders of record, excluding the number of beneficial owners whose shares were held in street name.

ITEM 6 SELECTED FINANCIAL DATA

    Selected Financial Data on pages 10 and 11 of the annual stockholders report for the year ended August 31, 1996, is incorporated herein by reference.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 13 through 15 of the annual stockholders report for the year ended August 31, 1996, are incorporated herein by reference.


ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements included on pages 16 through 23 and the quarterly summary on page 12 of the annual stockholders report for the year ended August 31, 1996, are incorporated herein by reference.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10 DIRECTORS AND OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference to Part I of this document and to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's annual meeting of stockholders.


ITEM 11 EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's annual meeting of stockholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's annual meeting of stockholders.


ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's annual meeting of stockholders.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

  (a) 1.   Financial Statements
           The following financial statements included on pages 16 through 23 in the annual report to stockholders for the year ended August 31, 1996, are incorporated by reference in Item 8:

           Report of Independent Auditors
           Statements of Income for the fiscal years ended August 31, 1996,
             August 26, 1995, and August 27, 1994
           Balance Sheets as of August 31, 1996 and August 26, 1995
           Statements of Shareholders' Equity for the fiscal years ended August
             31, 1996, August 26, 1995 and August 27, 1994
           Statements of Cash Flows for the fiscal years ended August 31, 1996,
             August 26, 1995 and August 27, 1994
           Notes to Financial Statements

      2.   Financial Statement Schedule II - Valuation and Qualifying Accounts

                                                                   SCHEDULE II

                                 AUTOZONE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

        --------------------------------------------------------------------------------------------------------------------------
                     COL A                COL B                 COL C                               COL D              COL E
        --------------------------------------------------------------------------------------------------------------------------

                                         Balance
                CLASSIFICATION         Beginning of                 ADDITIONS                    Deductions-         Balance at
                                          Period                                                  Describe         End of Period
                                                             (1)                 (2)
                                                       Charged to Costs     Charged to Other
                                                         and Expenses       Accounts-Describe
        --------------------------------------------------------------------------------------------------------------------------
        Year Ended August 27, 1994:
          Reserve for warranty claims   $ 6,961            $17,409                                $15,309(1)          $ 9,061
          Other reserves                  8,014                                                                         5,840

        Year Ended August 26, 1995:
          Reserve for warranty claims   $ 9,061            $23,124                                $19,572(1)          $12,613
          Other reserves                  5,840                                                                         9,229

        Year Ended August 31, 1996:
          Reserve for warranty claims   $12,613            $26,982                                $25,443(1)          $14,152
          Other reserves                  9,229                                                                         9,015


           ------------
          (1) Cost of product for warranty replacements, net of salvage and amounts collected from customers.

           All other schedules are omitted because the information is not required or because the information required is included in the financial statements or notes thereto.

      3.   Exhibits
           The following exhibits are filed as part of this annual report:

      3.1 Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-K dated November 22, 1994.

      3.2 Amendment to Articles of Incorporation of AutoZone, Inc. dated December 16, 1993, to increase its authorized shares of common stock to 200,000,000. Incorporated by reference to Exhibit 3.2 to the Form 10-K dated November 22, 1994.

      3.3 By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.2 to the February 1992 Form S-1.

      4.1  Form of Common Stock Certificate.  Incorporated by reference to
           Exhibit 4.1 to

           Pre-Effective Amendment No. 2 to the February 1992 Form S-1.

       4.2 Registration Rights Agreement, dated as of February 18, 1987, by and among Auto Shack, Inc. and certain stockholders. Incorporated by reference to Exhibit 4.9 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 33-39197) (the "April 1991 Form S-1").

       4.3 Amendment to Registration Rights Agreement dated as of August 1, 1993. Incorporated by reference to Exhibit 4.1 to the Form S-3 Registration Statement filed by the Company under the Securities Act (No. 33-67550).

      10.1 Amended and Restated Stock Option Plan of AutoZone, Inc., as amended on February 26, 1991. Incorporated by reference to Exhibit 10.4 to the April 1991 Form S-1.

      10.2 Amendment No. 1 dated December 18, 1992, to the Amended and Restated Stock Option Agreement. Incorporated by reference to Exhibit 10.5 to the Form 10-K for the fiscal year ended August 28, 1993.

      10.3 Form of Non-Qualified Stock Option Agreement between AutoZone and certain employees of AutoZone. Incorporated by reference to Exhibit
           10.5 to the April 1991 Form S-1.

      10.4 Form of Non-Qualified Stock Option Agreement dated as of February 11, 1987, between Auto Shack, Inc. and certain of its employees. Incorporated by reference to Exhibit 10.6 to the April 1991 Form S-1.

      11.1 Computation of Earnings Per Common Share Equivalents.

      13.1 Annual Report to stockholders for fiscal year ended August 31, 1996.

      21.1 Subsidiaries of the Registrant.

      23.1 Consent of Ernst & Young LLP.

      27.1 Financial Data Schedule.

    (b) The Company did not file a Form 8-K during the last quarter of the fiscal year ended August 31, 1996.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOZONE, INC.


By:               /s/ J.R. Hyde, III                                              November 27, 1996
   ---------------------------------------------------
                    J.R. Hyde, III
    Chairman, Chief Executive Officer and Director

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

              SIGNATURE                             TITLE                                DATE
              ---------                             -----                                ----
             /s/ J. R. Hyde, III          Chairman, Chief Executive Officer          November 27, 1996
-------------------------------------      and Director (Principal Executive Officer)
              (J.R. Hyde, III)

            /s/ J. C. Adams, Jr.          Vice Chairman, Chief  Operating            November 27, 1996
-------------------------------------      Officer and Director
           (J. C. Adams, Jr.)

          /s/ Timothy D. Vargo            Vice Chairman and Director                 November 27, 1996
-------------------------------------
           (Timothy D. Vargo)

        /s/ Thomas S. Hanemann            President and Director                     November 27, 1996
-------------------------------------
         (Thomas S. Hanemann)

         /s/ Andrew M. Clarkson           Director and Chairman of the               November 27, 1996
-------------------------------------      Finance Committee
           (Andrew M. Clarkson)

           /s/ Robert J. Hunt             Executive Vice President and               November 27, 1996
-------------------------------------      Chief Financial Officer
            (Robert J. Hunt)               (Principal Financial Officer)


      /s/ Michael E. Butterick            Vice President and Controller              November 27, 1996
------------------------------------      (Principal Accounting Officer)
         (Michael E. Butterick)

         /s/ N. Gerry House               Director                                   November 27, 1996
------------------------------------
          (N. Gerry House)

         /s/ Ronald A. Terry              Director                                   November 27, 1996
------------------------------------
           (Ronald A. Terry)

                                          Director
------------------------------------
          (James F. Keegan)

                                          Director
------------------------------------
          (Henry R. Kravis)

        /s/ Robert I. MacDonnell          Director                                   November 27, 1996
------------------------------------
         (Robert I. MacDonnell)

        /s/ Michael W. Michelson          Director                                   November 27, 1996
------------------------------------
        (Michael W. Michelson)

          /s/ John E. Moll                Director                                   November 27, 1996
------------------------------------
            (John E. Moll)

        /s/ George R. Roberts             Director                                   November 27, 1996
------------------------------------
          (George R. Roberts)