Form 10-Q
period 1996-11-23
AUTOZONE INC
filed 1997-01-06
CIK 866787

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 23, 1996, or

[ ]     Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the transition period from          to        .
                                                            --------   --------

Commission file number 1-10714


                                 AUTOZONE, INC.
             (Exact name of registrant as specified in its charter)

        Nevada                                             62-1482048
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

                             123 South Front Street
                            Memphis, Tennessee 38103
               (Address of principal executive offices) (Zip Code)

                                 (901) 495-6500
               Registrant's telephone number, including area code

                                (not applicable)
  Former name, former address and former fiscal year, if changed since last report.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [No]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

  Common Stock, $.01 Par Value - 150,384,839 shares as of December 31, 1996


-------------------------------------------------------------------------------

 PART 1. FINANCIAL INFORMATION

                                AUTOZONE, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            Nov. 23,       Aug. 31,
                                                                              1996           1996
                                                                              ----           ----
                                                                          (Unaudited)

                                                                                  (in thousands)
                                  ASSETS
Current assets:
  Cash and cash equivalents ..........................................   $     3,878    $     3,904
   Accounts receivable ...............................................        18,280         15,466
   Merchandise inventories ...........................................       610,480        555,894
   Prepaid expenses ..................................................        24,939         19,225
   Deferred income taxes .............................................        19,140         18,608
                                                                         -----------    -----------
     Total current assets ............................................       676,717        613,097


Property and equipment:
   Property and equipment ............................................     1,115,282      1,061,166
   Less accumulated depreciation and amortization ....................      (215,531)      (198,292)
                                                                         -----------    -----------
                                                                             899,751        862,874

Other assets:
   Cost in excess of net assets acquired .............................        17,044         17,187
   Deferred income taxes .............................................         3,488          2,938
   Other assets ......................................................         3,410          2,301
                                                                         -----------    -----------
                                                                              23,942         22,426
                                                                         -----------    -----------
                                                                         $ 1,600,410    $ 1,498,397
                                                                         ===========    ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................................   $   417,337    $   381,304
   Accrued expenses ..................................................        97,879        104,909
   Checks outstanding, net ...........................................         1,936         20,005
   Income taxes payable ..............................................        23,982         12,260
   Revolving credit agreements .......................................             -         94,400
                                                                         -----------    -----------
     Total current liabilities .......................................       541,134        612,878

   Long-term debt ....................................................       133,000              -
   Other liabilities .................................................        19,788         19,937
   Stockholders' equity ..............................................       906,488        865,582
                                                                         -----------    -----------
                                                                         $ 1,600,410    $ 1,498,397
                                                                         ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                                 AUTOZONE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                          Twelve Weeks Ended
                                                                     ----------------------------
                                                                     Nov. 23,            Nov. 18,
                                                                        1996                1995
                                                                     -------             -------
                                                              (in thousands, except per share amounts)

 Net sales ................................................    $   569,145          $   463,029

 Cost of sales, including warehouse
   and delivery expenses ..................................        328,847              269,809
 Operating, selling, general and
   administrative expenses ................................        178,400              137,823
                                                               -----------          -----------
 Operating profit .........................................         61,898               55,397
 Interest income (expense)-net ............................         (1,173)                   -
                                                               -----------          -----------
 Income before income taxes ...............................         60,725               55,397
 Income taxes .............................................         22,750               20,600
                                                               -----------          -----------
     Net income ...........................................    $    37,975          $    34,797
                                                               ===========          ===========

 Net income per share .....................................    $      0.25          $      0.23
                                                               ===========          ===========

 Average shares outstanding, including
   common stock equivalents ...............................        152,394              149,847
                                                               ===========          ===========





See notes to Condensed Consolidated Financial Statements.

                                AUTOZONE, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                   Twelve Weeks Ended
                                                                             ---------------------------
                                                                                   Nov. 23,     Nov. 18,
                                                                                      1996         1995
                                                                             -------------   -----------

                                                                                      (in thousands)
Cash flows from operating activities:
   Net income ..........................................................     $    37,975     $    34,797
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization ...................................          17,482          12,679
       Net increase in merchandise inventories .........................         (54,586)        (26,754)
       Net increase in current liabilities .............................          22,656          41,706
       Other - net .....................................................         (10,874)         (5,334)
                                                                             -----------     -----------
         Net cash provided by operating activities .....................          12,653          57,094

Cash flows from investing activities:
  Cash outflows for property
     and equipment, net ................................................         (54,210)        (69,100)


Cash flows from financing activities:
   Net proceeds from debt ..............................................          38,600           4,959
   Proceeds from sale of Common Stock, including related tax benefit ...           2,931           3,530
                                                                             -----------     -----------
         Net cash provided by financing activities .....................          41,531           8,489
                                                                             -----------     -----------
 Net decrease in cash and cash equivalents .............................             (26)         (3,517)
 Cash and cash equivalents at beginning of period ......................           3,904           6,411
                                                                             -----------     -----------
 Cash and cash equivalents at end of period ............................     $     3,878     $     2,894
                                                                             ===========     ===========






See notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ended November 23, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1996.

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

NOTE C--DEBT

         Effective September 19, 1996, the Company increased its unsecured revolving credit agreement with a bank by $10 million resulting in lines of credit totaling $135 million which extend until February 1, 1998. The rate of interest payable under the agreements is a function of the London Interbank Offered Rate (LIBOR), or the lending bank's base rate (or prime rate as such term may be used by the individual bank), at the option of the Company. At November 23, 1996, the Company's borrowings under the agreements were $133 million and the weighted average interest rate was 5.6%. The revolving credit agreements contain a covenant limiting the amount of debt the Company may incur relative to its net worth. During December 1996, the Company executed an agreement with a group of banks for a $275 million five-year revolving credit facility to replace the existing revolving credit agreements. Based on the terms of the Company's new five-year credit facility, amounts outstanding under the revolving credit facility at November 23, 1996 have been classified as long-term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  TWELVE WEEKS ENDED NOVEMBER 23, 1996, COMPARED TO
    TWELVE WEEKS ENDED NOVEMBER 18, 1995

         Net sales for the twelve weeks ended November 23, 1996 increased by $106.1 million, or 22.9%, over net sales for the comparable period of fiscal 1996. This increase was due to a comparable store sales increase of 7%, (which was primarily due to sales growth in the Company's newer stores and the added sales of the Company's commercial program), and increases in net sales for stores opened since the beginning of fiscal 1996. At November 23, 1996 the Company had 1,477 stores in operation compared with 1,193 stores at November 18, 1995.

         Gross profit for the twelve weeks ended November 23, 1996, was $240.3 million, or 42.2% of net sales, compared with $193.2 million, or 41.7% of net sales, during the comparable period for fiscal 1996. The increase in the gross profit percentage was due primarily to efficiencies in distribution and inventory control costs and the added sales of higher margin ALLDATA products.

         Operating, selling, general and administrative expenses for the twelve weeks ended November 23, 1996 increased by $40.6 million over such expenses for the comparable period for fiscal 1996, and increased as a percentage of net sales from 29.8% to 31.3%. The increase in the expense ratio was due primarily to start up costs of the Company's commercial program, which was fully implemented at the end of the first fiscal quarter of 1997, and operating costs of ALLDATA. Although the commercial sales program is currently unprofitable, the Company anticipates that optimum operating efficiencies will be achieved after consolidating the commercial business of certain stores. Ultimately, the Company expects that the program will be in 80 to 90 percent of its stores. The number of stores participating in the commercial program was 1,436 at November 23, 1996.

         The Company's effective income tax rate was 37.5% of pre-tax income for the twelve weeks ended November 23, 1996 and 37.2% for the twelve weeks ended November 18, 1995.


LIQUIDITY AND CAPITAL RESOURCES

         For the twelve weeks ended November 23, 1996, net cash of $12.7 million was provided by the Company's operations versus $57.1 million for the comparable period of fiscal year 1996. The comparative decrease in cash provided by operations is due primarily to increased inventory requirements.

         Capital expenditures for the twelve weeks ended November 23, 1996 were $54.2 million. The Company anticipates that capital expenditures for fiscal 1997 as a whole will be approximately $335 to $350 million. Year-to-date, the Company opened 54 net new stores and 5 stores that replaced existing stores. The Company expects to open approximately 335 new stores and approximately 30 replacement stores during fiscal 1997.

         The Company anticipates that it will rely on internally generated funds to support a majority of its capital expenditures and working capital requirements; the balance of such requirements will be funded through borrowings. The Company has revolving credit agreements with several banks providing for lines of credit in an aggregate maximum amount of $135 million, including an increase of $10 million in September 1996. At November 23, 1996, the Company had borrowings outstanding under these credit agreements of $133 million. During December 1996, the Company executed an agreement with a group of banks for a new $275 million five year revolving credit facility to replace the existing revolving credit agreements.


PART II.  OTHER  INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    (a)    Exhibits

           The following exhibits are filed as part of this report:

           3.1 Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form10-K for the fiscal year ended August 27, 1994.

           3.2 Amendment to Articles of Incorporation of AutoZone, Inc., dated December 16, 1993, to increase its authorized shares of common stock to 200,000,000. Incorporated by reference to Exhibit 3.2 to the Form 10-K for the fiscal year ended August 27, 1994.

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

           10.1   Management Contract or Compensatory Plan or Arrangement.
                  ------------------------------------------------------
                  Employment Agreement; Covenant Not to Compete; Not to Solicit and Agreement Concerning Confidential Information and Trade Secrets between the Company and Thomas S. Hanemann dated November 8, 1996.

           11.1   Statement re:  Computation of earnings per share.

           27.1   Financial Data Schedule. (SEC Use Only)

    (b)    Reports on Form 8-K

           During the twelve weeks ended November 23, 1996, the Company filed a report on Form 8-K dated November 8, 1996, stating:

           On November 8, 1996, the Company announced that Thomas S.
           Hanemann, President, would retire December 12, 1996. Johnston C. Adams, Jr. currently the Company's Vice Chairman and Chief Operating Officer, will be elected President upon Mr. Hanemann's retirement.



SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            AUTOZONE,  INC.


                            By: /s/ Robert J. Hunt
                            -----------------------------------------------
                            Robert J. Hunt
                            Executive Vice President and
                            Chief Financial Officer-Customer Satisfaction (Principal Financial Officer)


                            By: /s/ Michael E. Butterick
                            ------------------------------------------------
                            Michael E. Butterick
                            Vice President, Controller-Customer Satisfaction (Principal Accounting Officer)


Dated:  January 6, 1997