Form 10-Q
period 1997-02-15
AUTOZONE INC
filed 1997-04-01
CIK 866787

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 15, 1997, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to ________.

Commission file number 1-10714

                                 AUTOZONE, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                               62-1482048
(State or other jurisdiction of                              (I.R.S.Employer
incorporation or organization)                             Identification No.)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Common Stock, $.01 Par Value -150,825,189 shares as of March 28, 1997

                                 AUTOZONE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              Feb. 15,          Aug. 31,
                                                                                1997              1996
                                                                            -----------       ------------
                                                                            (Unaudited)

                                                                                     (in thousands)

                                  ASSETS
Current assets:
  Cash and cash equivalents ..........................................      $     4,636       $     3,904
   Accounts receivable ...............................................           20,987            15,466
   Merchandise inventories ...........................................          664,220           555,894
   Prepaid expenses ..................................................           23,651            19,225
   Deferred income taxes .............................................           17,587            18,608
                                                                            -----------       -----------
     Total current assets ............................................          731,081           613,097


Property and equipment:
   Property and equipment ............................................        1,164,331         1,061,166
   Less accumulated depreciation and amortization ....................         (233,263)         (198,292)
                                                                            -----------       -----------
                                                                                931,068           862,874

Other assets:
   Cost in excess of net assets acquired .............................           16,902            17,187
   Deferred income taxes .............................................            3,814             2,938
   Other assets ......................................................            1,751             2,301
                                                                            -----------       -----------
                                                                                 22,467            22,426
                                                                            -----------       -----------
                                                                            $ 1,684,616       $ 1,498,397
                                                                            ===========       ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................................      $   390,610       $   401,309
   Accrued expenses ..................................................          106,841           104,909
   Income taxes payable ..............................................           11,697            12,260
   Revolving credit agreements .......................................                0            94,400
                                                                            -----------       -----------
     Total current liabilities .......................................          509,148           612,878

   Long-term debt ....................................................          215,900                 0
   Other liabilities .................................................           19,270            19,937
   Stockholders' equity ..............................................          940,298           865,582
                                                                            -----------       -----------
                                                                            $ 1,684,616       $ 1,498,397
                                                                            ===========       ===========

See notes to Condensed Consolidated Financial Statements.

                                 AUTOZONE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                              Twelve Weeks Ended           Twenty-four Weeks Ended
                                           ------------------------      --------------------------
                                             Feb. 15,      Feb. 10,         Feb. 15,       Feb. 10,
                                              1997           1996             1997           1996
                                           ---------       --------      -----------       --------

                                                  (in thousands, except per share amounts)

 Net sales ..........................      $ 538,012       $425,838      $ 1,107,157       $888,867

 Cost of sales, including warehouse
   and delivery expenses ............        311,056        249,805          639,903        519,614
Operating, selling, general and
   administrative expenses ..........        177,739        132,609          356,139        270,432
                                           ---------       --------      -----------       --------
 Operating profit ...................         49,217         43,424          111,115         98,821
 Interest income (expense)-net ......         (2,110)          --             (3,283)          --
                                           ---------       --------      -----------       --------
 Income before income taxes .........         47,107         43,424          107,832         98,821
 Income taxes .......................         17,700         16,100           40,450         36,700
                                           ---------       --------      -----------       --------
     Net income .....................      $  29,407       $ 27,324      $    67,382       $ 62,121
                                           ---------       --------      -----------       --------

 Net income per share ...............      $    0.19       $   0.18      $      0.44       $   0.41
                                           =========       ========      ===========       ========

Average shares outstanding, including
   common stock equivalents .........        152,251        150,086          152,264        149,959
                                           =========       ========      ===========       ========




See notes to Condensed Consolidated Financial Statements.

                                 AUTOZONE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Twenty-four Weeks Ended
                                                                          -------------------------
                                                                          Feb. 15,        Feb. 10,
                                                                            1997            1996
                                                                          ---------       ---------
                                                                               (in thousands)
Cash flows from operating activities:
   Net income ......................................................      $  67,382       $  62,121
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization ...............................         35,482          26,372
       Net increase in merchandise inventories .....................       (108,326)        (92,303)
       Net increase (decrease) in current liabilities ..............         (9,330)         39,251
       Other - net .................................................         (9,966)          5,226
                                                                          ---------       ---------
         Net cash provided by (used in) operating activities .......        (24,758)         40,667

Cash flows from investing activities:
  Cash outflows for property
     and equipment, net ............................................       (103,344)       (120,920)


Cash flows from financing activities:
   Net proceeds from debt ..........................................        121,500          70,872
   Proceeds from sale of Common Stock, including related tax benefit          7,334           5,977
                                                                          ---------       ---------
         Net cash provided by financing activities .................        128,834          76,849
                                                                          ---------       ---------
 Net increase (decrease) in cash and cash equivalents ..............            732          (3,404)
 Cash and cash equivalents at beginning of period ..................          3,904           6,411
                                                                          ---------       ---------
 Cash and cash equivalents at end of period ........................      $   4,636       $   3,007
                                                                          =========       =========


See notes to Condensed Consolidated Financial Statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-four weeks ended February 15, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1996.

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

NOTE C--DEBT

         During December 1996, the Company executed an agreement with a group of banks for a $275 million five-year revolving credit facility to replace the existing revolving credit agreements. The rate of interest payable under the agreement is a function of the London Interbank Offered Rate (LIBOR), or the lending bank's base rate (as defined in the agreement), or a competitive bid rate, at the option of the Company. At February 15, 1997, the Company's borrowings under this agreement were $215.9 million and the weighted average interest rate was 5.7%. The revolving credit agreement contains a covenant limiting the amount of debt the Company may incur relative to its total capitalization. Based on the terms of the Company's new five-year credit facility, amounts outstanding under the revolving credit facility have been classified as long-term.

NOTE D--SUBSEQUENT EVENT

         During late February 1997, the Company closed the Memphis call center and offered to transfer all Memphis call center employees to AutoZone stores in the Memphis area. The Company anticipates that the closing of the call center will result in ongoing savings to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TWELVE WEEKS ENDED FEBRUARY 15, 1997, COMPARED TO
  TWELVE WEEKS ENDED FEBRUARY 10, 1996

         Net sales for the twelve weeks ended February 15, 1997 increased by $112.2 million, or 26.3%, over net sales for the comparable period of fiscal 1996. This increase was due to a comparable store sales increase of 10%, (which was primarily due to sales growth in the Company's newer stores and the added sales of the Company's commercial program), and increases in net sales for stores opened since the beginning of fiscal 1996. At February 15, 1997 the Company had 1,516 stores in operation compared with 1,251 stores at February 10, 1996.

         Gross profit for the twelve weeks ended February 15, 1997, was $227.0 million, or 42.2% of net sales, compared with $176.0 million, or 41.3% of net sales, during the comparable period for fiscal 1996. The increase in the gross profit percentage was due primarily to higher gross margins for commodity products such as oil and antifreeze, efficiencies in distribution costs and the added sales of higher margin ALLDATA products.

         Operating, selling, general and administrative expenses for the twelve weeks ended February 15,1997 increased by $45.1 million over such expenses for the comparable period for fiscal 1996, and increased as a percentage of net sales from 31.1% to 33.0%. The increase in the expense ratio was due primarily to costs of the Company's commercial program, which was fully implemented at the end of the first fiscal quarter of 1997, and operating costs of ALLDATA. The number of stores participating in the commercial program was 1,275 at February 15, 1997.

           The Company's effective income tax rate was 37.6% of pre-tax income for the twelve weeks ended February 15, 1997 and 37.1% for the twelve weeks ended February 10, 1996.


TWENTY-FOUR WEEKS ENDED FEBRUARY 15, 1997, COMPARED TO
    TWENTY-FOUR WEEKS ENDED FEBRUARY 10, 1996

         Net sales for the twenty-four weeks ended February 15, 1997 increased by $218.3 million, or 24.6%, over net sales for the comparable period of fiscal 1996. This increase was due to a comparable store sales increase of 8%, (which was primarily due to sales growth in the Company's newer stores and the added sales of the Company's commercial program), and increases in net sales for stores opened since the beginning of fiscal 1996.

         Gross profit for the twenty-four weeks ended February 15, 1997, was $467.3 million, or 42.2% of net sales, compared with $369.3 million, or 41.5% of net sales, during the comparable period for fiscal 1996. The increase in the gross profit percentage was due primarily to improved gross margin in commodities, such as oil and antifreeze, efficiencies in distribution costs and the added sales of higher margin ALLDATA products.

         Operating, selling, general and administrative expenses for the twenty-four weeks ended February 15,1997 increased by $85.7 million over such expenses for the comparable period for fiscal 1996, and increased as a percentage of net sales from 30.4% to 32.2%. The increase in the expense ratio was due primarily to costs of the Company's commercial program and to operating costs of ALLDATA.

         The Company's effective income tax rate was 37.5% of pre-tax income for the twenty-four weeks ended February 15, 1997 and 37.1% for the twenty-four weeks ended February 10, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         For the twenty-four weeks ended February 15,1997, net cash of $24.8 million was used by the Company's operations versus $40.7 million provided by operations for the comparable period of fiscal year 1996. The comparative decrease in cash provided by operations is due primarily to increased inventory requirements which were not offset by a corresponding increase in accounts payable. The change in accounts payable through February 15, 1997 is due to shorter payment terms on certain forward buy inventory, whereas extended payment terms on initial inventory purchases for the new Zanesville distribution center increased cash flow from operations in the prior year.

         Capital expenditures for the twenty-four weeks ended February 15, 1997 were $103.3 million. The Company anticipates that capital expenditures for fiscal 1997 will be approximately $325 to $340 million. Year-to-date, the Company opened 93 net new stores and 11 stores that replaced existing stores. The Company expects to open approximately 315 to 335 new stores and approximately 30 replacement stores during fiscal 1997.

         The Company anticipates that it will rely on internally generated funds to support a majority of its capital expenditures and working capital requirements; the balance of such requirements will be funded through borrowings. The Company has a five-year revolving credit agreement with a group of banks for $275 million. At February 15, 1997 the Company had borrowings outstanding under this credit agreement of $215.9 million.

PART II.  OTHER  INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    (a) The Annual Meeting of the Shareholders of the Company was held on December 12, 1996.

    (b)    Not applicable.

    (c) 1. Election of Directors. All nominees for director were elected pursuant to the following vote:

                                                   Votes For       Votes Withheld
                                                   ---------       --------------
                  Johnston C. Adams, Jr.           131,978,426       1,730,448
                  Andrew M. Clarkson               131,997,691       1,711,183
                  Thomas S. Hanemann               131,992,576       1,716,298
                  N. Gerry House                   132,301,001       1,407,873
                  J. R. Hyde, III                  132,002,382       1,706,492
                  James F. Keegan                  132,349,569       1,359,305
                  Michael W. Michelson             130,144,957       3,563,917
                  John E. Moll                     132,350,329       1,358,545
                  George R. Roberts                122,506,205      11,202,669
                  Ronald A. Terry                  131,992,564       1,716,310
                  Timothy D. Vargo                 132,023,419       1,685,455

    2. Approval of the 1996 Stock Option Plan : 121,937,983 votes in favor; 11,554,320 votes against; and 216,571 shares abstained from voting.

    3. Ratification of Ernst & Young LLP, as the Company's independent auditors: 133,538,766 votes in favor; 112,411 votes against; and 57,697 shares abstained from voting.

    (d)    Not applicable.

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

           10.1 Credit Agreement dated as of December 20, 1996 among AutoZone, Inc., as Borrower, the several lenders from time to time party hereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent. (Portions of exhibit have been omitted pursuant to a request for confidential treatment.)

           11.1   Statement re:  Computation of earnings per share.

           27.1   Financial Data Schedule.  (SEC Use Only)

    (b)   Reports on Form 8-K

          During the twelve weeks ended February 15, 1997, the Company filed a report on Form 8-K dated December 9, 1996, stating:

          On December 9, 1996, the Company announced earnings for the first fiscal quarter of 1997 and that Johnston C. Adams, Jr. currently the Company's Vice Chairman and Chief Operating Officer, will be elected President and Chief Executive Officer and Timothy D. Vargo, currently Vice Chairman will be elected Chief Operating Officer at the December 12, 1996 Board of Directors Meeting.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AUTOZONE,  INC.


                            By: /s/ Robert J. Hunt
                                ------------------------------------------
                                Robert J. Hunt
                                Executive Vice President and
                                Chief Financial Officer-Customer Satisfaction (Principal Financial Officer)


                            By: /s/ Michael E. Butterick
                                ------------------------------------------
                                Michael E. Butterick
                                Vice President, Controller-Customer Satisfaction (Principal Accounting Officer)


Dated:  April 1, 1997