Form 10-Q/A
period 1997-02-15
AUTOZONE INC
filed 1997-04-10
CIK 866787

                                 FORM 10-Q/A

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


                                  AUTOZONE,  INC.


                            By: /s/ Donald R. Rawlins
                                ------------------------------------------
                                Donald R. Rawlins
                                Assistant Secretary
                                Customer Satisfaction




Dated:  April 10, 1997