Form 10-Q
period 1997-05-10
AUTOZONE INC
filed 1997-06-23
CIK 866787

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

[X]   Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934
    For the quarterly period ended May 10, 1997, or

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

  Common Stock, $.01 Par Value -151,000,793 shares as of June 20, 1997.

                              AUTOZONE, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)

                                                     MAY 10, 1997     AUG. 31, 1996
                                                      (UNAUDITED)
                                  ASSETS
Current assets:
 Cash and cash equivalents                                 $4,838            $3,904
  Accounts receivable                                      22,435            15,466
  Merchandise inventories                                 750,569           555,894
  Prepaid expenses                                         28,195            19,225
  Deferred income taxes                                    18,147            18,608
                                                          -------           -------
    Total current assets                                  824,184           613,097
Property and equipment:
  Property and equipment                                1,224,666         1,061,166
  Less accumulated depreciation and                      (244,522)         (198,292)
    amortization                                         ---------         --------
                                                          980,144           862,874
Other assets:
  Cost in excess of net assets acquired                    16,760            17,187
  Deferred income taxes                                     4,424             2,938
  Other assets                                              1,522             2,301
                                                           ------            ------
                                                           22,706            22,426
                                                       ----------        ----------
                                                       $1,827,034        $1,498,397
                                                       ==========        ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $467,799               $401,309
  Accrued expenses                                         127,524                104,909
  Income taxes payable                                      13,731                 12,260
  Revolving credit agreements                                    -                 94,400
                                                          --------               --------
    Total current liabilities                              609,054                612,878
  Long-term debt                                           209,700                      -
  Other liabilities                                         17,752                 19,937
  Stockholders' equity                                     990,528                865,582
                                                        ----------             ----------
                                                        $1,827,034             $1,498,397
                                                        ==========             ==========

See Notes to Condensed Consolidated Financial Statements.

                              AUTOZONE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            TWELVE WEEKS ENDED            THIRTY-SIX WEEKS ENDED
                                         MAY 10, 1997    MAY 4, 1996   MAY 10, 1997    MAY 4, 1996
Net sales                                    $637,895       $524,175     $1,745,052     $1,413,042
Cost of sales, including warehouse
  and delivery expenses                       368,920        308,644      1,008,823        828,322
Operating, selling, general and
  administrative expenses                     192,200        155,099        548,339        425,467
                                              -------        -------        -------        -------
Operating profit                               76,775         60,432        187,890        159,253
Interest expense-net                            2,672            727          5,955            727
                                              -------         ------        -------        -------
Income before income taxes                     74,103         59,705        181,935        158,526
Income taxes                                   28,000         22,100         68,450         58,800
                                              -------        -------       --------        -------
    Net income                                $46,103        $37,605       $113,485        $99,726
                                              =======        =======       ========        =======
Net income per share                             $.30           $.25           $.74           $.66
                                                 ====           ====           ====           ====
Average shares outstanding, including
  common stock equivalents                    152,602        151,541        152,389        150,508
                                              =======        =======        =======        =======

See Notes to Condensed Consolidated Financial Statements.

                              AUTOZONE, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                              (IN THOUSANDS)

                                                                  THIRTY-SIX WEEKS ENDED
                                                               MAY 10, 1997        MAY 4, 1996
Cash flows from operating activities:
Net Income                                                      $113,485            $99,726
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                               53,598             41,540
      Net increase in merchandise inventories                   (194,675)          (134,034)
      Net increase in current liabilities                         90,576             74,917
      Other - net                                                (18,424)            (3,544)
                                                                 -------             ------
        Net cash provided by operating activities                 44,560             78,605
Cash flows from investing activities:
  Cash outflows for property
    and equipment, net                                          (170,387)          (183,181)
Cash flows from financing activities:
  Net proceeds from debt                                         115,300             84,272
  Proceeds from sale of Common Stock, including                   11,461             14,431
    related tax benefit                                          -------             ------
       Net cash provided by financing activities                 126,761             98,703
                                                                 -------             ------
Net increase/(decrease) in cash and cash equivalents                 934             (5,873)
Cash and cash equivalents at beginning of period                   3,904              6,411
Beginning cash balance of pooled entity                                -              4,244
                                                                  ------             ------
Cash and cash equivalents at end of period                        $4,838             $4,782
                                                                  ======             ======

See Notes to Condensed Consolidated Financial Statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
Note A--Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-six weeks ended May 10, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1996.

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

NOTE C--DEBT

     During December 1996, the Company executed an agreement with a group of banks for a $275 million five-year unsecured revolving credit facility to replace the existing revolving credit agreements. The rate of interest payable under the agreement is a function of the London Interbank Offered Rate (LIBOR), or the lending bank's base rate (as defined in the agreement), or a competitive bid rate, at the option of the Company. At May 10, 1997, the Company's borrowings under this agreement were $209.7 million and the weighted average interest rate was 5.8%. The unsecured revolving credit agreement contains a covenant limiting the amount of debt the Company may incur relative to its total capitalization. Based on the terms of the Company's new five-year credit facility, amounts outstanding under the revolving credit facility have been classified as long-term.

     On March 27, 1997, the Company acquired a negotiated rate unsecured revolving credit agreement totaling $25 million which extends until March 26, 1998. There were no amounts outstanding under this agreement as of May 10, 1997.

NOTE D--CONTINGENCIES

     The Company is a defendant in a purported class action entitled "Jack Elliot and Greg Dobson, on behalf of themselves and all others similarly situated, vs. AutoZone, Inc., and AutoZone Stores, Inc.," Civil Action No. 11416, Circuit Court for Roane County, Tennessee, filed on or about May 9, 1997. AutoZone Stores, Inc., is a wholly-owned subsidiary of the Company. In an ex parte proceeding held prior to service of the complaint upon the Company, and without notice to the Company, on May 14, 1997, the judge entered an order conditionally certifying a class of all persons and entities in 25 states in which the Company does business who purchased automotive batteries from any AutoZone or AutoZone retail store location at any time during the period May 5, 1990, to the present. At an appropriate time, the Company intends to move the court to either decertify the class or vacate or amend the conditional class certification order. In their complaint, which is similar to class action complaints filed against several other retailers of aftermarket automotive batteries, the plaintiffs allege that the Company sold "old", "used", or "out of warranty" automotive batteries to customers as if the batteries were new, and purports to state causes of action for unfair or deceptive acts or practices, breaches of contract, breaches of duty of good faith and fair dealing, intentional misrepresentation, fraudulent concealment, civil conspiracy, and unjust enrichment. The plaintiffs are seeking an accounting of all moneys wrongfully received by the Company, compensatory and punitive damages, along with plaintiffs' costs. The Company believes the claims are without merit and intends to vigorously defend this action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  TWELVE WEEKS ENDED MAY 10, 1997, COMPARED TO
  TWELVE WEEKS ENDED MAY 4, 1996

     Net sales for the twelve weeks ended May 10, 1997 increased by $113.7 million, or 21.7%, over net sales for the comparable period of fiscal 1996. This increase was due to a comparable store sales increase of 7%, (which was primarily due to sales growth in the Company's newer stores and the added sales of the Company's commercial program), and increases in net sales for stores opened since the beginning of fiscal 1996. At May 10, 1997 the Company had 1,578 stores in operation compared with 1,298 stores at May 4, 1996.

     Gross profit for the twelve weeks ended May 10, 1997, was $269.0 million, or 42.2% of net sales, compared with $215.5 million, or 41.1% of net sales, during the comparable period for fiscal 1996. The increase in the gross profit percentage was due primarily to higher gross margins for commodity products such as oil, Freon and antifreeze, lower distribution costs, and to a lower commercial gross margin in the prior year.

     Operating, selling, general and administrative expenses for the twelve weeks ended May 10, 1997 increased by $37.1 million over such expenses for the comparable period for fiscal 1996, and increased as a percentage of net sales from 29.6% to 30.1%. The increase in the expense ratio was due primarily to an increase in net advertising costs.

      The Company's effective income tax rate was 37.8% of pre-tax income for the twelve weeks ended May 10, 1997 and 37.0% for the twelve weeks ended May 4, 1996.


THIRTY-SIX WEEKS ENDED MAY 10, 1997, COMPARED TO
  THIRTY-SIX WEEKS ENDED MAY 4, 1996

     Net sales for the thirty-six weeks ended May 10, 1997 increased by $332.0 million, or 23.5%, over net sales for the comparable period of fiscal 1996. This increase was due to a comparable store sales increase of 8%, (which was primarily due to sales growth in the Company's newer stores and the added sales of the company's commercial program), and increases in net sales for stores opened since the beginning of fiscal 1996.

     Gross profit for the thirty-six weeks ended May 10, 1997, was $736.2 million, or 42.2% of net sales, compared with $584.7 million, or 41.4% of net sales, during the comparable period for fiscal 1996. The increase in the gross profit percentage was due primarily to improved gross margin in commodities, such as oil, Freon and antifreeze, lower distribution costs, and the added sales of higher margin ALLDATA products.

     Operating, selling, general and administrative expenses for the thirty-six weeks ended May 10,1997 increased by $122.9 million over such expenses for the comparable period for fiscal 1996, and increased as a percentage of net sales from 30.1% to 31.4%. The increase in the expense ratio was due primarily to costs of the Company's commercial program and to operating costs of ALLDATA.

     The Company's effective income tax rate was 37.6% of pre-tax income for the thirty-six weeks ended May 10, 1997 and 37.1% for the thirty-six weeks ended May 4, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     For the thirty-six weeks ended May 10, 1997, net cash of $44.6 million was provided by the Company's operations versus $78.6 million for the comparable period of fiscal year 1996. The comparative decrease in cash provided by operations is due primarily to increased inventory requirements.

     Capital expenditures for the thirty-six weeks ended May 10, 1997 were $170.4 million. The Company anticipates that capital expenditures for fiscal 1997 will be approximately $300 to $325 million. Year-to-date, the Company opened 155 net new stores and 15 stores that replaced existing stores. The Company expects to open more than 300 new stores and approximately 18 replacement stores during fiscal 1997.

     The Company anticipates that it will rely on internally generated funds to support a majority of its capital expenditures and working capital requirements; the balance of such requirements will be funded through borrowings. The Company has an unsecured revolving credit agreement with a group of banks providing for borrowings in an aggregate maximum amount of $275 million. At May 10, 1997, the Company had borrowings outstanding under the credit agreement of $209.7 million. On March 27, 1997, the Company acquired a short-term unsecured revolving credit agreement totaling $25 million. There were no amounts outstanding under this agreement as of May 10, 1997.

PART II.  OTHER  INFORMATION

Item 1.  Legal Proceedings

     The Company is a defendant in a purported class action entitled "Jack Elliot and Greg Dobson, on behalf of themselves and all others similarly situated, vs. AutoZone, Inc., and AutoZone Stores, Inc.," Civil Action No. 11416, Circuit Court for Roane County, Tennessee, filed on or about May 9, 1997. AutoZone Stores, Inc., is a wholly-owned subsidiary of the Company.
In an ex parte proceeding held prior to service of the complaint upon the Company, and without notice to the Company, on May 14, 1997, the judge entered an order conditionally certifying a class of all persons and entities in 25 states in which the Company does business who purchased automotive batteries from any AutoZone or AutoZone retail store location at any time during the period May 5, 1990, to the present. At an appropriate time, the Company intends to move the court to either decertify the class or vacate or amend the conditional class certification order. In their complaint, which is similar to class action complaints filed against several other retailers of aftermarket automotive batteries, the plaintiffs allege that the Company sold "old", "used", or "out of warranty" automotive batteries to customers as if the batteries were new, and purports to state causes of action for unfair or deceptive acts or practices, breaches of contract, breaches of duty of good faith and fair dealing, intentional misrepresentation, fraudulent concealment, civil conspiracy, and unjust enrichment. The plaintiffs are seeking an accounting of all moneys wrongfully received by the Company, compensatory and punitive damages, along with plaintiffs' costs. The Company believes the claims are without merit and intends to vigorously defend this action.

   The Company is also a party to various claims and lawsuits arising in the ordinary course of business, which it does not believe that such claims and lawsuits, singularly or in the aggregate, will have a material adverse effect on its business, properties, results of operations, financial condition or prospects.


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

      10.1 MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.
           -------------------------------------------------------
Agreement between J. R. Hyde, III, and AutoZone, Inc. and its subsidiaries, dated March 18, 1997.

      11.1 Statement re:  Computation of earnings per share.

      27.1 Financial Data Schedule.  (SEC Use Only)

  (b) Reports on Form 8-K

During the twelve weeks ended May 10, 1997, the Company filed a report on Form 8-K dated March 18, 1997, stating:

  On March 18, 1997, J. R. Hyde, III, chairman of AutoZone announced his retirement as chairman. Mr. Hyde remains an active director and major shareholder. Johnston C. Adams, Jr., previously Chief Executive Officer and President, was elected Chairman and Chief Executive Officer. Timothy
  D. Vargo, previously Vice Chairman and Chief Operating Officer, was elected President and Chief Operating Officer. Mr. Adams and Mr. Vargo are also members of the board of directors.

                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         AUTOZONE,  INC.


                         By: /S/ ROBERT J. HUNT
                             ---------------------------
                         Robert J. Hunt
                         Executive Vice President and
                         Chief Financial Officer-Customer Satisfaction (Principal Financial Officer)


                         By: /S/ MICHAEL E. BUTTERICK
                             ---------------------------
                         Michael E. Butterick
                         Vice President, Controller-Customer Satisfaction (Principal Accounting Officer)

Dated: June 23, 1997