Form 10-K
period 1997-08-30
AUTOZONE INC
filed 1997-11-06
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended August 30, 1997
                                      OR
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from           to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (<section> 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the 117,609,895 shares of voting stock of the registrant held by non-affiliates of the registrant (excluding, for this purpose, shares held by officers, directors, or 10% stockholders) was $3,770,867,258 based on the last sales price of the Common Stock on October 10, 1997, as reported on the New York Stock Exchange.

The number of shares of Common Stock outstanding as of October 10, 1997, was 151,446,220.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended August 30, 1997 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the annual stockholders' meeting to be held December 18, 1997 are incorporated by reference into Part III.


                          FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements. These statements discuss, among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. The forward-looking statements are subject to risks, uncertainties and assumptions including, but not limited to competitive pressures, demand for the Company's products, the market for auto parts, the economy in general, inflation, consumer debt levels and the weather. Actual results may materially differ from anticipated results described in these forward-looking statements.

                                    PART I

ITEM 1 BUSINESS

INTRODUCTION
------------

   AutoZone is the nation's leading specialty retailer of automotive parts and accessories, primarily focusing on "Do-It-Yourself" ("D-I-Y") customers. The Company began operations in 1979 and at August 30, 1997, operated 1,728 stores in 32 states, principally located in the Sunbelt and Midwest regions of the United States. Each AutoZone store carries an extensive product line, including new and re-manufactured automotive hard parts, such as alternators, starters, water pumps, brake shoes and pads, carburetors, clutches and engines; maintenance items, such as oil, antifreeze, transmission, brake and power steering fluids, engine additives, protectants and waxes; and accessories, such as car stereos and floor mats. The Company carries parts for domestic and foreign cars, vans and light trucks. The Company also has a commercial sales program which provides commercial credit and prompt delivery of parts and other products to local repair garages, dealers and service stations. This program was offered in 1,265 of the Company's stores at August 30, 1997. AutoZone does not perform automotive repairs or installations.

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

   At August 30, 1997, AutoZone had stores in the following 32 states:

   Alabama         77     Louisiana       70    South Carolina   49
   Arizona         64     Maryland         1    Tennessee       106
   Arkansas        39     Michigan        27    Texas           264
   California       8     Mississippi     61    Utah             19
   Colorado        32     Missouri        72    Virginia         34
   Florida         82     Nevada           1    West Virginia    13
   Georgia         96     New Mexico      23    Wisconsin         5
   Illinois        56     New York        11    Wyoming           3
   Indiana         85     North Carolina  87                  -----
   Iowa            10     Ohio           166
   Kansas          31     Oklahoma        60
   Kentucky        48     Pennsylvania    28    Total         1,728
                                                              =====


MARKETING AND MERCHANDISING STRATEGY
------------------------------------

   AutoZone's marketing and merchandising strategy is to provide customers with
superior  service,  value  and  parts  selection   at   conveniently   located,
well-designed stores.  Key elements of this strategy are as follows:

  CUSTOMER SERVICE

   The Company believes that D-I-Y customers place a significant value on customer service. As a result, the Company emphasizes customer service as the most important element in its marketing and merchandising strategy. The Company attempts to promote a corporate culture which "always puts customers first" and emphasizes knowledgeable and courteous service. To do so, the Company employs parts personnel with technical expertise to advise customers regarding the correct part type and application, utilizes a wide range of training methods to educate and motivate its store personnel, and provides store personnel with significant opportunities for promotion and incentive compensation. Customer service is enhanced by proprietary electronic parts catalogs which assist in the selection of parts; free testing of starters, alternators, batteries, and sensors and actuators; and liberal return and warranty policies. AutoZone also has a satellite system for all its stores which, among other things, enables the Company to speed credit card and check approval processes and locate parts at neighboring AutoZone stores. AutoZone stores generally open at 8 a.m. and close between 8 and 10 p.m. (with some open to midnight) Monday through Saturday and typically open at 9 a.m. and close between 6 and 7 p.m. on Sunday.

   During fiscal year 1997, the Company discontinued the operations of the Memphis and Houston call centers and offered to transfer all call center employees to stores in the Memphis and Houston area. The Company anticipates that the discontinuation of the call center operations will result in ongoing savings to the Company.

   Alldata Corporation, a wholly-owned subsidiary of AutoZone, has developed a database system that provides comprehensive and up-to-date automotive diagnostic, service and repair information which it markets to professional repair shops.

  PRODUCT SELECTION

   The Company offers a wide selection of automotive parts and other products designed to cover a broad range of specific vehicle applications. AutoZone's stores generally carry between 17,000 and 20,000 stock keeping units ("SKUs"). Each AutoZone store carries the same basic product line with some regional differences based on climate, demographics and age and type of vehicle registration. The Company's "flexogram" program enables the Company to tailor its hard parts inventory to the makes and models of the automobiles in each store's trade area. In addition to brand name products, the Company sells a number of products, including batteries and engines, under the "AutoZone" and "Duralast" names and a selection of automotive hard parts, including starters, alternators, water pumps, brakes, and filters, under its private label names. In addition to products stocked in stores, the Company offers a range of products, consisting principally of automotive hard parts, through its Express Parts program. The Express Parts program provides air-freight delivery of lower turnover products to AutoZone's stores.

  PRICING

   The Company employs an everyday low price strategy and attempts to be the price leader in hard parts categories. Management believes that its prices overall compare favorably to those of its competitors.

  COMMERCIAL SALES PROGRAM

   The Company's commercial sales program provides credit and prompt delivery of parts and other products to local repair garages, dealers and service stations. At August 30, 1997,this program was offered in 1,265 of the Company's stores. Commercial customers generally pay the same everyday low prices for parts and other products as paid by the Company's D-I-Y customers.

  STORE DESIGN AND VISUAL MERCHANDISING

   AutoZone seeks to design and build stores with a high visual impact. AutoZone stores are designed to have an industrial "high tech" appearance by utilizing colorful exterior signage, exposed beams and ductwork, and brightly lighted interiors. Merchandise in stores is attractively displayed, typically utilizing diagonally placed gondolas for maintenance and accessory products as well as specialized shelving for batteries and, in many stores, oil products. The Company employs a uniform ("planogrammed") store layout system to promote consistent merchandise presentation in all of its stores. In-store signage and special displays are used extensively to aid customers in locating merchandise and promoting products.

STORE DEVELOPMENT AND EXPANSION STRATEGY
----------------------------------------

   The following table sets forth the Company's store development activities during the past five fiscal years:

                                                FISCAL YEAR
                         ------------------------------------------------------
                          1993        1994        1995         1996        1997

Beginning Stores           678         783         933        1,143       1,423
New Stores                 107         151         210          280         308
Replaced Stores (1)         20          20          29           31          17
Closed Stores (1)         (22)        (21)        (29)         (31)        (20)
                          -----       -----       -----       -----       -----
Ending Stores              783         933        1,143       1,423       1,728
                          =====       =====       =====       =====       =====


      (1) Replaced stores are either relocations or conversions of existing smaller stores to larger formats. Closed stores include replaced stores.

   The Company opened 305 net new stores in fiscal 1997, representing an increase in total square footage from fiscal 1996 of approximately 23%, and had 52 stores under construction at the end of fiscal 1997. The Company plans to open approximately 350 stores in fiscal 1998, representing an increase in total store square footage of approximately 22%, as compared with the end of fiscal 1997.

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

   AutoZone's net sales have grown significantly in the past several years, increasing from $1,217 million in fiscal 1993 to $2,691 million in fiscal 1997. The continued growth and financial performance of the Company will be dependent, in large part, upon management's ability to open new stores on a profitable basis in existing and new markets and also upon its ability to continue to increase sales in existing stores. There can be no assurance the Company will continue to be able to open and operate new stores on a timely and profitable basis or will continue to attain increases in comparable store sales.

STORE OPERATIONS
----------------

  STORE FORMATS

   Substantially all of AutoZone's stores are based on standard store formats resulting in generally consistent appearance, merchandising and product mix. Although the smaller store formats were generally used by the Company for its earlier stores, the Company has increasingly used larger format stores starting with its 8,100 square foot store introduced in 1987, its 6,600 square foot store introduced in 1991 and its 7,700 square foot store introduced in 1993. In fiscal 1998, the 6,600 square foot and larger store formats are expected to account for more than 85% of new and replacement stores. Total store space as of August 30, 1997 was as follows:

                                                             Total Store
    STORE FORMAT                 NUMBER  OF  STORES        SQUARE FOOTAGE(1)
    ------------                 ------------------        -----------------
   8,100 sq. ft                          230                 1,863,000
   7,700 sq. ft.                         415                 3,195,500
   6,600 sq. ft.                         610                 4,026,000
   5,400 sq. ft.                         453                 2,446,200
   4,000 sq. ft.                          20                    80,000
                                       -----                ----------
       Total                           1,728                11,610,700
                                       =====                ==========

   (1) Total store square footage is based on the Company's standard store formats, including normal selling, office, stockroom and receiving space, but excluding excess space not utilized in a store's operations.

   Approximately 85% to 90% of each store's square footage is selling space, of which approximately 30% to 40% is dedicated to automotive parts inventory The parts inventory area is fronted by a counter staffed by knowledgeable parts personnel and equipped with proprietary electronic parts catalogs. The remaining selling space contains gondolas for accessories, maintenance items, including oil and air filters, additives and waxes, and other parts together with specifically designed shelving for batteries and, in many stores, oil products.

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

 STORE PERSONNEL AND TRAINING

   While subject to fluctuation based on seasonal volumes and actual store sales, the 4,000, 5,400 and 6,600 square foot stores typically employ 8 to 20 persons, including a manager and an assistant manager, and the larger stores typically employ 9 to 21 persons. The Company generally hires personnel with prior automotive experience. Although the Company relies primarily on on-the-job training, it also provides formal training programs, which include regular store meetings on specific sales and product issues, standardized training manuals and a specialist program under which store personnel can obtain Company certification in several areas of technical expertise. The Company supplements training with frequent store visits by management.

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

   The Company supervises store operations primarily through approximately 286 area advisors who report to one of 33 district managers, who, in turn, report to one of seven regional managers, as of August 30, 1997. Purchasing, merchandising, advertising, accounting, cash management, store development, systems technology and support, and other store support functions are centralized in the Company's store support center in Memphis, Tennessee. The Company believes that such centralization enhances consistent execution of the Company's merchandising and marketing strategy at the store level.

  STORE AUTOMATION

   In order to assist store personnel in providing a high level of customer service, all stores have proprietary electronic parts catalogs that provide parts information based on the make, model and year of an automobile. The catalog display screens are placed on the hard parts inventory counter so that both employees and customers can view the screen. In addition, the Company's satellite system enables the stores to speed up credit card and check approval processes and locate parts at neighboring AutoZone stores.

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


PURCHASING AND DISTRIBUTION
---------------------------

   Merchandise is selected and purchased for all stores at the Company's store support center in Memphis. No one class of product accounts for as much as 10% of the Company's total sales. In fiscal 1997, the Company purchased products from approximately 300 suppliers and no single supplier accounted for more than 7% of the Company's total purchases. During fiscal year 1997, the Company's ten largest suppliers accounted for approximately 33% of the Company's purchases. The Company generally has few long-term contracts for the purchase of merchandise. Management believes that AutoZone's relationships with suppliers are excellent. Management also believes that alternative sources of supply exist, at similar cost, for substantially all types of product sold.

   Substantially all of the Company's merchandise is shipped by vendors to the Company's distribution centers. Orders are typically placed by stores on a weekly basis with orders shipped from the warehouse in trucks operated by the Company on the following day.

COMPETITION
-----------

   The Company competes principally in the D-I-Y and, more recently, the commercial automotive aftermarket. Although the number of competitors and the level of competition experienced by AutoZone's stores varies by market area, the automotive aftermarket is highly fragmented and generally very competitive. The Company believes that the largest share of the automotive aftermarket is held by independently owned jobber stores which, while principally selling to wholesale accounts, have significant D-I-Y sales. The Company also competes with other automotive specialty retailing chains and, in certain product categories, such as oil and filters, with discount and general merchandise stores. The principal competitive factors which affect the Company's business are store location, customer service, product selection and quality and price. While AutoZone believes that it competes effectively in its various geographic areas, certain of its competitors have substantial resources or have been operating longer in particular geographic areas.

TRADEMARKS
----------

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

EMPLOYEES
---------

   As of August 30, 1997, the Company employed approximately 28,700 persons, approximately 20,000 of whom were employed full-time. Approximately 86% of the Company's employees were employed in stores or in direct field supervision, approximately 7% in distribution centers and approximately 7% in store support functions.

   The  Company's  employees  currently  are  not  members  of any unions.  The
Company  has  never  experienced  any  material  labor disruption.   Management
believes that its labor relations are generally good.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

   The following table lists AutoZone's executive officers. The title of each executive officer includes the words "Customer Satisfaction" which reflects the Company's commitment to customer service as part of its marketing and merchandising strategy. Officers are elected by and serve at the discretion of the Board of Directors.

JOHNSTON C. ADAMS, JR., 49--CHAIRMAN, CHIEF EXECUTIVE OFFICER, AND DIRECTOR
   Johnston C. Adams, Jr., has been a director since  1996.   Mr. Adams was
elected Chairman and Chief Executive Officer in March 1997, had been President and Chief Executive Officer since December 1996, and had been Vice Chairman and Chief Operating Officer since March 1996. Previously, he was Executive Vice President-Distribution since 1995. From 1990 to 1994, Mr. Adams was a co-owner of Nicotiana Enterprises, Inc., a company primarily engaged in food distribution. From 1983 to 1990, Mr. Adams was President of the Miami Division of Malone & Hyde., Inc. ("Malone & Hyde") the former parent company of AutoZone.

TIMOTHY D. VARGO, 46--PRESIDENT, CHIEF OPERATING OFFICER,  AND DIRECTOR
   Timothy D. Vargo has been a director  since 1996 and was elected
President and Chief Operating Officer in March 1997. Previously, Mr. Vargo had been Vice Chairman and Chief Operating Officer since 1996, Executive
Vice President-Merchandising and Systems Technology since 1995 and had been Senior Vice President-Merchandising in 1995. Mr. Vargo was Senior Vice President-Merchandising from 1986 to 1992 and was Director of Stores for AutoZone from 1984 to 1986.

LAWRENCE E. EVANS, 53--EXECUTIVE VICE PRESIDENT-STORE DEVELOPMENT AND ASSISTANT SECRETARY
   Lawrence E. Evans has been Executive Vice President-Store Development since 1995. Previously he was Senior Vice President-Development from 1993 to 1995 and Vice President-Real Estate since 1992. Mr. Evans was Director of Real Estate from 1991, and had been an attorney for either Malone & Hyde or AutoZone since 1986. Mr. Evans was first employed by Malone & Hyde from 1969 until 1976 and returned to Malone & Hyde in 1986.

ROBERT J. HUNT, 48--EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER
AND DIRECTOR
   Robert J. Hunt was  elected  a director in September 1997 and has been Executive Vice President and Chief Financial Officer since 1994. Prior to that time, Mr. Hunt was Executive Vice President, Chief Financial Officer, and a Director of the Price Company from 1991 to 1993. Previously, Mr. Hunt had been employed by Malone & Hyde since 1984, where he was Executive Vice President and Chief Financial Officer from 1988 to 1991.

SHAWN P. MCGHEE, 34--EXECUTIVE VICE PRESIDENT-MERCHANDISING
   Shawn P. McGhee was elected Executive Vice President-Merchandising in 1996. Previously, he was Senior Vice President-Merchandising since 1994, Vice President-Merchandising since 1993, and a Senior Product Manager since 1991. Mr. McGhee commenced his employment with the Company in 1988.

GERALD E. COLLEY, 45--SENIOR VICE PRESIDENT-STORES
   Gerald E. Colley was elected Senior Vice President-Stores in October 1997. He had been Vice President-Stores since April 1997, and had been a Regional Manager for the Company since February 1997. Previously, Mr. Colley had been an Executive Vice President for Tire Kingdom, Inc., in 1996, and had been President of Rose Auto Stores Florida, Inc., in 1995. Prior to that time Mr. Colley had been employed by AutoZone since 1987, and had been a Vice President of the Company from 1988 until 1995.

HARRY L. GOLDSMITH, 46--SENIOR VICE PRESIDENT, SECRETARY AND GENERAL COUNSEL
   Harry L. Goldsmith was elected Senior Vice President, Secretary and General Counsel in 1996. Previously he was Vice President, General Counsel, and Secretary from 1993 to 1996. Prior to that time, he was an attorney at Federal Express Corporation since 1989.

ANTHONY DEAN ROSE, JR., 37--SENIOR VICE PRESIDENT-ADVERTISING
   Anthony Dean Rose, Jr. has been Senior Vice President-Advertising since 1995. Prior to that time, he had been Vice President-Advertising since 1989 and a Director of Advertising since 1987. Mr. Rose has been employed by AutoZone or Malone & Hyde since 1982.

STEPHEN W. VALENTINE, 35--SENIOR VICE PRESIDENT-SYSTEMS TECHNOLOGY AND SUPPORT AND CHIEF INFORMATION OFFICER
   Stephen W. Valentine has been Senior Vice President-Systems Technology and Support since 1995. Prior to that time, he had been Vice President-Systems Technology and Support since 1994, and a Director of Store Management Systems since 1990. Mr. Valentine commenced his employment with the Company in 1989.

DAVID J. WILHITE, 35--SENIOR VICE PRESIDENT-MERCHANDISING
   David J. Wilhite was elected a Senior Vice President-Merchandising in September 1997. Previously Mr. Wilhite was a Vice President-Merchandising since 1996. He has been an employee of AutoZone or Malone & Hyde since 1984.

MICHAEL E. BUTTERICK, 46--VICE PRESIDENT-CONTROLLER
   Michael E. Butterick has been Vice President-Controller since 1995. Prior to that time, Mr. Butterick was Chief Financial Officer of United Medical Incorporated from 1993 to 1995. From 1990 to 1993 Mr. Butterick was Vice President-Finance of the Mid South General Merchandise Division, a division of Fleming Companies. Previously, Mr. Butterick had been employed by Malone & Hyde or AutoZone since 1983, where he was Controller of AutoZone from 1986 to 1990.

ANDREW M. CLARKSON, 60--DIRECTOR AND CHAIRMAN OF THE FINANCE COMMITTEE
   Andrew M. Clarkson has been a director of the Company since 1986 and is employed by the Company as the Chairman of the Finance Committee. Mr. Clarkson had been Vice President and Treasurer of the Company in 1986, Senior Vice President and Treasurer of the Company from 1986 to 1988, was Secretary from 1988 to 1993 and was Treasurer from 1990 to 1995. Previously, Mr. Clarkson was Chief Financial Officer of Malone & Hyde from 1983 to 1988.


ITEM 2 PROPERTIES

   The following table sets forth certain information concerning AutoZone's principal properties:
                                                    SQUARE    NATURE OF
   LOCATION               PRIMARY USE               FOOTAGE   OCCUPANCY
   --------               -----------               -------   ---------

   Memphis, TN        Store Support Center           360,000      Owned
   Lavonia, GA        Distribution Center            421,700      Owned
   Lexington, TN      Distribution Center            341,000      Owned
   Danville, IL       Distribution Center            304,500      Owned
   Memphis, TN        Express Parts and
                       Fixture Warehouse             233,100     Leased
   Lafayette, LA      Distribution Center            464,000      Owned
   San Antonio, TX    Distribution Center            217,000      Owned
   Phoenix, AZ        Distribution Center            212,000      Owned
   Zanesville, OH     Distribution Center            550,000      Owned


   The lease of the Express Parts and Fixture warehouse in Memphis expires in March 2000. The Company also rents additional warehouse space, various district offices and training and other office facilities which are not material in the aggregate.

   At August 30, 1997, the Company leased 595 and owned 1,133 of its 1,728 store properties. Original lease terms generally range from five to 20 years with renewal options. Leases on 361 stores that are currently operating expire prior to the end of fiscal 2002; however, leases on 334 of such stores contain renewal options.


ITEM 3 LEGAL PROCEEDINGS

   The Company was a defendant in a purported class action entitled "Jack Elliot and Greg Dobson, on behalf of themselves and all others similarly situated, vs. AutoZone, Inc. and AutoZone Stores, Inc." filed on or about May 9, 1997, in the Circuit Court for Roane County, Tennessee. AutoZone
Stores, Inc., is a wholly-owned subsidiary of the Company. In their complaint, which was similar to class action complaints filed against several other retailers of aftermarket automotive batteries, the plaintiffs alleged that the Company sold "old," "used," or "out of warranty" automotive batteries to customers as if the batteries were new, and purported to state causes of action for unfair or deceptive acts or practices, breaches of contract, breaches of the duty of good faith and fair dealing, intentional misrepresenta-tion, fraudulent concealment, civil conspiracy, and unjust enrichment. The plaintiffs were seeking an accounting of all moneys wrongfully received by the Company, compensatory and punitive damages, as well as plaintiffs' costs. On September 4, 1997, on the plaintiffs' motion, the court dismissed the case without prejudice.

   The Company is a defendant in a purported class action entitled "Joe C. Proffitt, Jr., on behalf of himself and all others similarly situated, vs.
AutoZone, Inc., and AutoZone Stores, Inc.," filed in the Circuit Court for Jefferson County, Tennessee, on or about October 17, 1997. Along with the complaint, the Plaintiff filed a motion to conditionally certify a multistate class. In the complaint, which is similar to the class action complaint in the action "Elliott v. AutoZone, Inc." described above (and with substantially the same lawyers representing the plaintiff), and is similar to other class action complaints filed against several other retailers of aftermarket automotive batteries, the plaintiff alleges that the Company sold "old," "used," or "out of warranty" automotive batteries to customers as if the batteries were new, and purports to state causes of action for unfair or deceptive acts or practices, breach of contract, breach of the duty of good faith and fair deal-ing, intentional misrepresentation, fraudulent concealment, civil conspiracy, and unjust enrichment. The plaintiffs are seeking an accounting of all moneys wrongfully received by the Company, compensatory and punitive damages, as well as plaintiffs' costs. The Company believes the claims are without merit and intends to vigorously defend this action.

   The Company is also a party to various claims and lawsuits arising in the ordinary course of business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on its results of operations or financial condition.




                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   Common Stock Market Prices for the Company's stock as traded on the New York Stock Exchange on page 16 of the annual stockholders report for the year ended August 30, 1997 are incorporated herein by reference.

   At October 10, 1997, there were 3,331 stockholders of record, excluding the number of beneficial owners whose shares were represented by security position listings.

ITEM 6 SELECTED FINANCIAL DATA

   Selected Financial Data on pages 14 and 15 of the annual stockholders report for the year ended August 30, 1997, is incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 17 through 18 of the annual stockholders report for the year ended August 30, 1997, are incorporated herein by reference.


ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements included on pages 19 through 27 and the quarterly summary on page 16 of the annual stockholders report for the year ended August 30, 1997, are incorporated herein by reference.


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

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

  (a) 1.  Financial Statements
          The following financial statements included on pages 19 through 27 in the annual report to stockholders for the year ended
          August 30, 1997, are incorporated by reference in Item 8:

          Report of Independent Auditors
          Statements of Income for the fiscal years ended August 30, 1997,
            August 31, 1996, and August 26, 1995
          Balance Sheets as of August 30, 1997 and August 31, 1996
          Statements of Stockholders' Equity for the fiscal  years  ended
            August 30, 1997, August 31, 1996 and August 26, 1995
          Statements of Cash Flows for the fiscal years ended August 30, 1997,
            August 31, 1996 and August 26, 1995
          Notes to Financial Statements

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

    10.2 Amendment No. 1 dated December 18, 1992, to the Amended and Restated Stock Option Plan. Incorporated by reference to Exhibit 10.5 to the Form 10-K for the fiscal year ended August 28, 1993.

    10.3 1996 Stock Option Plan. Incorporated by reference to Exhibit A of the 1996 Proxy Statement dated November 8, 1996.

    10.4* Employment and Non-Compete Agreement between John C. Adams, Jr.
          and AutoZone, Inc. dated June 11, 1997.

    10.5* Employment and Non-Compete Agreement between Timothy D. Vargo and
          AutoZone, Inc. dated June 11, 1997.

    10.6* Employment and Non-Compete Agreement between Robert J. Hunt and
          AutoZone, Inc. dated June 11, 1997.

    10.7* Employment and Non-Compete Agreement between Shawn P. McGhee and
          AutoZone, Inc. dated June 17, 1997.

    10.8* Employment and Non-Compete Agreement between Harry L. Goldsmith and
          AutoZone, Inc. dated June 11, 1997.

    10.9* Employment and Non-Compete Agreement between Stephen W. Valentine and AutoZone, Inc. dated July 7, 1997.

    11.1  Computation of Earnings Per Common Share Equivalents.

    13.1  Annual Report to Stockholders for the fiscal year ended
          August 30, 1997.

    21.1  Subsidiaries of the Registrant.

    23.1  Consent of Ernst & Young LLP.

    27.1  Financial Data Schedule. (SEC use only)

  (b) The Company did not file a Form 8-K during the last quarter of the fiscal year ended August 30, 1997.

  *       Management contract or compensatory plan or arrangement.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOZONE, INC.


By:   /s/ J. C. ADAMS, JR.                                     November 6, 1997
   -------------------------
      J. C. Adams, Jr.
      Chairman, Chief Executive Officer
      and Director

   Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

          SIGNATURE                 TITLE                     DATE
          ---------                 -----                     ----

      /s/ J. C. ADAMS, JR.      Chairman,                      November 6, 1997
   -------------------------    Chief Executive Officer
       ( J. C. Adams, Jr.)      and Director (Principal
                                Executive Officer)


      /s/ TIMOTHY D. VARGO
   -------------------------    President, Chief Operating     November 6, 1997
       (Timothy D. Vargo)       Officer and Director


      /s/ ROBERT J. HUNT        Executive Vice President,      November 6, 1997
   -------------------------    Chief Financial Officer
       (Robert J. Hunt)         and Director
                                (Principal Financial Officer)


      /s/ MICHAEL E. BUTTERICK  Vice President and             November 6, 1997
   ---------------------------  Controller
       (Michael E. Butterick)   (Principal Accounting Officer)


      /s/ ANDREW M. CLARKSON    Director                       November 6, 1997
   --------------------------
       (Andrew M. Clarkson)


      /s/ N. GERRY HOUSE        Director                       November 6, 1997
   ---------------------------
       (N. Gerry House)


      /s/ J.R. HYDE, III        Director                       November 6, 1997
   ---------------------------
       (J. R. Hyde, III)


                                Director
   ---------------------------
       (James F. Keegan)


      /s/ MICHAEL W. MICHELSON  Director                       November 6, 1997
   ---------------------------
       (Michael W. Michelson)


      /s/ JOHN E. MOLL          Director                       November 6, 1997
   ---------------------------
       (John E. Moll)


      /s/ GEORGE R. ROBERTS     Director                       November 6, 1997
   ---------------------------
       (George R. Roberts)


      /s/ RONALD A. TERRY       Director                       November 6, 1997
   --------------------------
       (Ronald A. Terry)



                                                                                                             SCHEDULE II
                                                                  AUTOZONE,  INC.
                                                        VALUATION AND QUALIFYING  ACCOUNTS
                                                                  (IN THOUSANDS)

     COL A                         COL B                      COL C                         COL D            COL E

                                                            ADDITIONS
                                   Balance                                                Deductions-       Balance at
CLASSIFICATION                   Beginning of                                             Describe          End of Period
                                   Period             (1)                  (2)
                                                  Charged to        Charged to Other
                                               Costs and Expenses  Accounts-Describe


Year Ended August 26, 1995:
  Reserve for warranty claims     $ 9,061          $23,124                                $19,572 (1)          $12,613
     Other reserves                 5,840                                                                        9,229

Year Ended August 31, 1996:
  Reserve for warranty claims     $12,613          $26,982                                $25,443 (1)          $14,152
     Other reserves                 9,299                                                                        9,015

Year Ended August 30, 1997:
  Reserve for warranty claims     $14,152          $40,303                                $35,333 (1)          $19,122
     Other reserves                 9,015                                                                       11,227


 (1) Cost of product for warranty replacements, net of salvage and amounts collected from customers.
