Form 10-Q
period 1997-11-22
AUTOZONE INC
filed 1998-01-06
CIK 866787

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

[X]   Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934
    For the quarterly period ended November 22, 1997, or

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

Common Stock, $.01 Par Value - 152,089,797 shares as of January 2, 1998.




                                              AUTOZONE,INC.

                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                           Nov. 22,             Aug. 30,
                                             1997                 1997
                                          ------------        -----------
                                           (Unaudited)

                                                 (in thousands)

                              ASSETS
Current assets:
 Cash and cash equivalents                $     4,365         $    4,668
  Accounts receivable                          22,384             18,713
  Merchandise inventories                     724,859            709,446
  Prepaid expenses                             20,208             20,987
  Deferred income taxes                        25,107             24,988
                                          ------------        -----------
    Total current assets                      796,923            778,802


Property and equipment:
  Property and equipment                    1,419,667          1,336,911
  Less accumulated depreciation
        and amortization                    (287,646)          (255,783)
                                          ------------        -----------
                                            1,132,021          1,081,128

Other assets:
  Cost in excess of net assets acquired        16,428             16,570
  Deferred income taxes                         5,114              4,339
  Other assets                                  3,789              3,178
                                          ------------        -----------
                                               25,331             24,087
                                          ------------        -----------
                                          $ 1,954,275         $ 1,884,017
                                          ============        ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                        $   465,274         $  449,793
  Accrued expenses                            112,504            122,580
  Income taxes payable                         25,124             20,079
                                          ------------        -----------
    Total current liabilities                 602,902            592,452

  Long-term debt                              203,000            198,400
  Other liabilities                            16,607             17,957
  Stockholders' equity                      1,131,766          1,075,208
                                          ------------        -----------
                                          $ 1,954,275         $ 1,884,017
                                          ============        ===========


 SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     AUTOZONE,INC.

                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)

                                             Twelve Weeks Ended
                                      ---------------------------------
                                         Nov. 22,            Nov. 23,
                                           1997                1996
                                      ------------         ------------

                                   (in thousands, except per share amounts)

Net Sales                              $  675,274          $  569,145
Cost of sales, including warehouse
  and delivery expenses                   394,833             328,847
Operating, selling, general and
  administrative expenses                 201,793             178,400
                                       -----------         ------------
Operating profit                           78,648              61,898
Interest expense-net                        2,502               1,173
                                       -----------         ------------
Income before income taxes                 76,146              60,725
Income taxes                               28,600              22,750
                                       -----------         ------------
    Net income                         $   47,546          $   37,975
                                       ===========         ============

Net income per share                   $      .31          $      .25
                                       ===========         ============

Average shares outstanding, including
  common stock equivalents                153,823             152,394
                                       ===========         ============


SEE NOTES TO CONDENSED CONSOLIDATED FIANANCIAL STATEMENTS

                                        AUTOZONE, INC.

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                         Twelve Weeks Ended
                                                    ---------------------------
                                                      Nov. 22,         Nov. 23,
                                                        1997             1996
                                                    ----------       ----------
                                                           (in thousands)

Cash flows from operating activities:
  Net income                                        $  47,546        $  37,975
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    19,630           17,482
      Net increase in merchandise inventories         (15,413)         (54,586)
      Net increase in current liabilities              10,450           22,656
      Other - net                                      (5,755)         (10,874)
                                                    ----------       ----------
        Net cash provided by operating activities      56,458           12,653

Cash flows from investing activities:
  Cash outflows for property
    and equipment, net                                (70,373)         (54,210)


Cash flows from financing activities:
  Net proceeds from debt                                4,600           38,600
  Proceeds from sale of Common Stock, including
    related tax benefit                                 9,012            2,931
                                                    ----------       ----------
Net cash provided by financing activities              13,612           41,531
                                                    ----------       ----------
Net decrease in cash and cash equivalents                 303               26
Cash and cash equivalents at beginning of period        4,668            3,904
                                                    ----------       ----------
Cash and cash equivalents at end of period          $   4,365        $   3,878
                                                    ==========       ==========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ended November 22, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 30, 1997.

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

NOTE C--DEBT

     During December 1996, the Company executed an agreement with a group of banks for a $275 million five-year unsecured revolving credit facility to replace the existing revolving credit agreements. The rate of interest payable under the agreement is a function of the London Interbank Offered Rate (LIBOR), or the lending bank's base rate (as defined in the agreement), or a competitive bid rate, at the option of the Company. At November 22, 1997, the Company's borrowings under this agreement were $203 million and the weighted average interest rate was 5.8%. The unsecured revolving credit agreement contains a covenant limiting the amount of debt the Company may incur relative to its total capitalization.

     On March 27, 1997, the Company acquired a negotiated rate unsecured revolving credit agreement totaling $25 million which extends until March 26, 1998. There were no amounts outstanding under this agreement as of November 22, 1997.

NOTE D--RECENT ACCOUNTING PRONOUNCEMENTS

            In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic earnings per share (EPS) and diluted EPS on the face of all statements of earnings for periods ending after December 15, 1997. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options. Assuming the Company had adopted the provisions of SFAS No. 128, EPS as reported and pro forma for the twelve weeks ended November 22, 1997, compared to twelve weeks ended November 23, 1996 would be as follows November 22, 1997 - as reported: $0.31, basic:
$0.31; November 23, 1996 - as reported: $0.25, basic: $0.25. The Company's reported EPS calculations are the same as pro forma diluted EPS.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  TWELVE WEEKS ENDED NOVEMBER 22, 1997, COMPARED TO
  TWELVE WEEKS ENDED NOVEMBER 23, 1996

     Net sales for the twelve weeks ended November 22, 1997 increased by $106.1 million, or 18.6%, over net sales for the comparable period of fiscal 1997. This increase was due to a comparable store sales increase of 7%, (which was primarily due to sales growth in the Company's newer stores and the added sales of the Company's commercial program), and increases in net sales for stores opened since the beginning of fiscal 1997. At November 22, 1997 the Company had 1,772 stores in operation compared with 1,477 stores at November 23, 1996.

     Gross profit for the twelve weeks ended November 22, 1997, was $280.4 million, or 41.5% of net sales, compared with $240.3 million, or 42.2% of net sales, during the comparable period for fiscal 1997. The decrease in the gross profit percentage was due primarily to lower commodities gross margins.

     Operating, selling, general and administrative expenses for the twelve weeks ended November 22, 1997 increased by $23.4 million over such expenses for the comparable period for fiscal 1997, and decreased as a percentage of net sales from 31.3% to 29.9%. The decrease in the expense ratio was due primarily to a sales increase in the Company's commercial program, favorable payroll leverage and efficiencies gained with the call center closings. The number of stores participating in the commercial program was 1,282 at November 22, 1997.

      The Company's effective income tax rate was 37.6% of pre-tax income for the twelve weeks ended November 22, 1997 and 37.5% for the twelve weeks ended November 23, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     For the twelve weeks ended November 22, 1997, net cash of $56.5 million was provided by the Company's operations versus $12.7 million for the comparable period of fiscal year 1997. The comparative increase in cash provided by operations was due primarily to favorable inventory require-ments in comparison to the twelve weeks ended November 23, 1996.

     Capital expenditures for the twelve weeks ended November 22, 1997 were $70.4 million. The Company anticipates that capital expenditures for fiscal 1998 will be approximately $400 million. Year-to-date, the Company opened 44 net new stores and 2 stores that replaced existing stores. The Company plans to open approximately 350 net new stores during fiscal 1998.

The Company anticipates that it will rely on internally generated funds to support a majority of its capital expenditures and working capital requirements; the balance of such requirements will be funded through borrowings. The Company has revolving credit agreements with several banks providing for lines of credit in an aggregate maximum amount of $300 million. At November 22, 1997, the Company had borrowings outstanding under these credit agreements of $203 million.

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

      3.3 By-laws of AutoZone, Inc.  Incorporated by reference  to  Exhibit
3.2  to  the   Registration  Statement  filed  by  the  Company  under  the
Securities Act of 1993 (No. 33-45649) (the "February 1992 Form S-1").

      4.1 Form  of  Common Stock Certificate.  Incorporated by reference to
Exhibit 4.1 to Pre-Effective Amendment No. 2 to the February 1992 Form S-1.

      4.2 Registration Rights Agreement, dated as of February 18, 1987, by and among Auto Shack, Inc. and certain stockholders. Incorporated by reference to Exhibit 4.9 to the Form S-1 Registration Statement filed by the Company under the Securities Act of 1993 (No.33-9197) (the "April 1991 Form S-1").

      4.3 Amendment to the Registration Rights Agreement dated as of August 1, 1993, by and among AutoZone, Inc. and certain stockholders. Incorporated by reference to Exhibit 4.1 to the Form S-3 Registration Statement filed by the Company under the Securities Act of 1933. (No. 33-67550).

      4.4 Amendment No. 2 to the Registration Rights Agreement dated as of November 6, 1997, by and among AutoZone, Inc. and certain stockholders. Incorporated by reference to Exhibit 4.4 to the Form S-3 Registration
Statement   filed   by  the  Company  under  the  Securities  Act  of  1933
(No. 333-39715).

      10.1 Amended and Restated Agreement between J. R. Hyde III, and AutoZone, Inc., dated October 23, 1997.

      10.2 AutoZone Inc., Executive Incentive Compensation Plan. Incorporated by reference to Exhibit A to the definitive Proxy Statement dated November 14, 1994, filed by the Company pursuant to Regulation 14A of the Securities Exchange Act of 1934.

      10.3 Amended and Restated 1996 Stock Option Plan

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


                         By: /s/ Michael E. Butterick
                            ----------------------------
                         Michael E. Butterick
                         Vice President, Controller-Customer Satisfaction (Principal Accounting Officer)


Dated: January 6, 1998

                               EXHIBIT INDEX

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

      3.3 By-laws of AutoZone, Inc.  Incorporated by reference  to  Exhibit
3.2  to  the   Registration  Statement  filed  by  the  Company  under  the
Securities Act of 1993 (No. 33-45649) (the February 1992 Form S-1).

      4.1 Form  of  Common Stock Certificate.  Incorporated by reference to
Exhibit 4.1 to Pre-Effective Amendment No. 2 to the February 1992 Form S-1.

      4.2 Registration Rights Agreement, dated as of February 18, 1987, by and among Auto Shack, Inc. and certain stockholders. Incorporated by reference to Exhibit 4.9 to the Form S-1 Registration Statement filed by the Company under the Securities Act of 1993 (No.33-9197), (the "April 1991 Form S-1").

      4.3 Amendment to the Registration Rights Agreement dated as of August 1, 1993, by and among AutoZone, Inc. and certain stockholders. Incorporated by reference to Exhibit 4.1 to the Form S-3 Registration Statement filed by the Company under the Securities Act of 1933. (No. 33-67550).

      4.4 Amendment No. 2 to the Registration Rights Agreement dated as of November 6, 1997, by and among AutoZone, Inc., and certain stockholders. Incorporated by reference to Exhibit 4.4 to the Form S-3 Registration
Statement   filed   by  the  Company  under  the  Securities  Act  of  1933
(No. 333-39715).

      10.1 Amended and Restated Agreement between J. R. Hyde III, and AutoZone, Inc., Dated October 23, 1997.

      10.2 AutoZone Inc., Executive Incentive Compensation Plan. Incorporated by reference to Exhibit A to the definitive Proxy Statement dated November 14, 1994, filed by the Company pursuant to Registration 14A of the Securities Exchange Act of 1934.

      10.3 Amended and Restated 1996 Stock Option Plan

      11.1 Statement re:  Computation of earnings per share.

      27.1 Financial Data Schedule.  (SEC Use Only)