Form 10-Q
period 1998-02-14
AUTOZONE INC
filed 1998-03-31
CIK 866787

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

[X]   Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934
    For the quarterly period ended February 14, 1998, or

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

  Common  Stock, $.01 Par Value - 152,560,302  shares as of March 27, 1998.

                                 AUTOZONE, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                   Feb. 14,              Aug.30,
                                    1998                  1997
                                 -----------           -----------
                                 (Unaudited)

                                          (in thousands)

               ASSETS
Current assets:

 Cash and cash equivalents       $     4,803           $    4,668
  Accounts receivable                 19,703               18,713
  Merchandise inventories            719,806              709,446
  Prepaid expenses                    17,609               20,987
  Deferred income taxes               25,367               24,988
                                 -----------          -----------
    Total current assets             787,288              778,802



Property and equipment:
  Property and equipment           1,463,404            1,336,911
  Less accumulated depreciation
      and amortization             (296,475)            (255,783)
                                 -----------          -----------
                                   1,166,929            1,081,128


Other assets:
  Cost in excess of net assets
      acquired                        16,286               16,570
  Deferred income taxes                6,559                4,339
  Other assets                         3,738                3,178
                                 -----------          -----------
                                      26,583               24,087
                                 -----------          -----------
                                 $ 1,980,800          $ 1,884,017
                                 ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable               $   399,179          $   449,793
  Accrued expenses                   114,486              122,580
  Income taxes payable                19,653               20,079
                                 -----------          -----------
    Total current liabilities        533,318              592,452

Long-term debt                       263,800              198,400
Other liabilities                     15,103               17,957
Stockholders' equity               1,168,579            1,075,208
                                 -----------          -----------
                                 $ 1,980,800          $ 1,884,017
                                 ===========          ===========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    AUTOZONE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)



                                  Twelve Weeks Ended   Twenty-four Weeks Ended
                                 -------------------- ------------------------
                                 Feb. 14,    Feb. 15,   Feb. 14,    Feb. 15,
                                  1998        1997       1998         1997
                                 ---------  ---------  -----------  -----------

                                    (in thousands, except per share amounts)


Net Sales                        $ 607,097  $ 538,012  $ 1,282,371  $ 1,107,157


Cost of sales, including warehouse
   and delivery expenses           353,416    311,056      748,249      639,903
Operating, selling, general and
   administrative expenses         195,599    177,739      397,392      356,139
                                 ---------  ---------  -----------  -----------
Operating profit                    58,082     49,217      136,730      111,115
Interest expense                     3,028      2,110        5,530        3,283
                                 ---------  ---------  -----------  -----------
Income before income taxes          55,054     47,107      131,200      107,832
Income taxes                        20,700     17,700       49,300       40,450
                                 ---------  ---------  -----------  -----------
     Net income                  $  34,354  $  29,407  $    81,900  $    67,382


Weighted average shares
   for basic earnings per share    152,061    150,509      151,879      150,385
Effect of dilutive stock options     1,640      1,742        1,883        1,879
                                 ---------  ---------  -----------  -----------

Adjusted weighted average shares
   for diluted earnings per share  153,701    152,251      153,762      152,264
                                 =========  =========  ===========  ===========

Basic earnings per share         $    0.23  $    0.20  $      0.54  $      0.45
                                 =========  =========  ===========  ===========
Diluted earnings per share       $    0.22  $    0.19  $      0.53  $      0.44
                                 =========  =========  ===========  ===========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                        AUTOZONE, INC.

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                      Twenty-four Weeks Ended
                                                    ---------------------------
                                                      Feb. 14,       Feb.15,
                                                       1998           1997
                                                    -----------     -----------

                                                           (in thousands)


Cash flows from operating activities:
  Net income                                        $   81,900       $  67,382
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
      Depreciation and amortization                     40,092          35,482
      Net increase in merchandise inventories          (10,360)       (108,326)
      Net decrease in current liabilities              (59,134)         (9,330)
      Other - net                                       (3,639)         (9,966)
                                                    -----------      ----------

        Net cash provided by (used in)
             operating activities                       48,859         (24,758)


Cash flows from investing activities:
  Cash outflows for property
    and equipment, net                                (125,595)       (103,344)



Cash flows from financing activities:
  Net proceeds from debt                                65,400         121,500

  Proceeds from sale of Common Stock,
       including related tax benefit                    11,471           7,334
                                                    -----------      ----------
      Net cash provided by financing activities         76,871         128,834
                                                    -----------      ----------
Net increase in cash and cash equivalents                  135             732

Cash and cash equivalents at beginning of period         4,668           3,904
                                                    -----------      ----------
Cash and cash equivalents at end of period          $    4,803       $   4,636
                                                    ===========      ==========


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A--BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-four weeks ended February 14, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 30, 1997.

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

NOTE C--DEBT

    On February 10, 1998, the Company increased its five-year unsecured revolving credit facility by $75 million for a total of $350 million which extends until December 2001. The rate of interest payable under the agreement is a function of the London Interbank Offered Rate (LIBOR), or the lending bank's base rate (as defined in the agreement), or a competitive bid rate, at the option of the Company. At February 14, 1998, the Company's borrowings under this agreement were $263.8 million and the weighted average interest rate was 5.9%. The unsecured revolving credit agreement contains a covenant limiting the amount of debt the Company may incur relative to its total capitalization.

    The Company also has a negotiated rate unsecured revolving credit agreement totaling $25 million which extends until March 26, 1998. There were no amounts outstanding under the agreement as of February 14, 1998. On March 26, 1998 the Company amended this facility to extend the maturity date to March 26, 1999.

NOTE D--SHAREHOLDERS EQUITY

    In January 1998, the Company announced Board approval to purchase up to $100 million of its common stock in the open market.

NOTE E--SUBSEQUENT EVENTS

    On February 17, 1998, the Company acquired 100% of the voting stock of ADAP, Inc. (Auto Palace) for $55 million in a transaction accounted for as a purchase. Financial information of Auto Palace will be included in the results of operations from the date of the acquisition. The Auto Palace balance sheet and results of operations are not material to the consolidated results of the Company.

    On February 23, 1998, the Company acquired a 364-day credit facility with a group of banks for $150 million. The rate of interest payable under the agreement is a function of the London Interbank Offered Rate (LIBOR), or the lending bank's base rate (as defined in the agreement), or a competitive bid rate, at the option of the Company. The unsecured revolving credit agreement contains a covenant limiting the amount of debt the Company may incur relative to its total capitalization.

     On March 2, 1998, the Company announced it had reached a definitive agreement to acquire assets and liabilities of TruckPro, L.P. (TruckPro). If consummated, the transaction would not have a material impact on the fiscal 1998 financial position or consolidated operating results. The transaction is subject to the satisfactory completion of certain conditions and regulatory approvals. Financial information of TruckPro will be included in the results of operations, if consummated, from the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  TWELVE WEEKS ENDED FEBRUARY 14, 1998, COMPARED TO
  TWELVE WEEKS ENDED FEBRUARY 15, 1997

     Net sales for the twelve weeks ended February 14, 1998 increased by $69.1 million, or 12.8%, over net sales for the comparable period of fiscal 1997. This increase was due to a comparable store sales increase of 2%, (which was primarily due to the sales growth of the Company's newer stores and the added sales of the Company's commercial program), and increases in net sales for stores opened since the beginning of fiscal 1997. At February 14, 1998 the Company had 1,824 stores in operation compared with 1,516 stores at February 15, 1997.

     Gross profit for the twelve weeks ended February 14, 1998, was $253.7 million, or 41.8% of net sales, compared with $227.0 million, or 42.2% of net sales, during the comparable period for fiscal 1997. The decrease in the gross profit percentage was due primarily to lower antifreeze gross margins.

     Operating, selling, general and administrative expenses for the twelve weeks ended February 14, 1998 increased by $17.9 million over such expenses for the comparable period for fiscal 1997, and decreased as a percentage of net sales from 33.0% to 32.2%. The decrease in the expense ratio was due primarily to a sales increase in the Company's commercial program, which resulted in favorable commercial payroll leverage, and to efficiencies gained with the closings of two call centers in fiscal 1997. The number of stores participating in the commercial program was 1,275 at February 14, 1998.

      The Company's effective income tax rate was 37.6% of pre-tax income for the twelve weeks ended February 14, 1998 and February 15, 1997.


TWENTY-FOUR WEEKS ENDED FEBRUARY 14, 1998, COMPARED TO
  TWENTY-FOUR WEEKS ENDED FEBRUARY 15, 1997

     Net sales for the twenty-four weeks ended February 14, 1998 increased by $175.2 million, or 15.8%, over net sales for the comparable period of fiscal 1997. This increase was due to a comparable store sales increase of 5%, (which was primarily due to the sales growth of the Company's newer stores and the added sales of the Company's commercial program), and increases in net sales for stores opened since the beginning of fiscal 1997.

     Gross profit for the twenty-four weeks ended February 14, 1998, was $534.1 million, or 41.7% of net sales, compared with $467.3 million, or 42.2% of net sales, during the comparable period for fiscal 1997. The decrease in the gross profit percentage was due primarily to lower commodities gross margins.

     Operating, selling, general and administrative expenses for the twenty-four weeks ended February 14, 1998 increased by $41.3 million over such expenses for the comparable period for fiscal 1997, and decreased as a percentage of net sales from 32.2% to 31.0%. The decrease in the expense ratio was due primarily to a sales increase in the Company's commercial program, which resulted in favorable commercial payroll leverage, and to efficiencies gained with the closing of two call centers in fiscal 1997.

     The Company's effective income tax rate was 37.6% of pre-tax income for the twenty-four weeks ended February 14, 1998 and 37.5% for the twenty-four weeks ended February 15, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     For the twenty-four weeks ended February 14, 1998, net cash of $48.9 million was provided by the Company's operations versus $24.8 million used by operations for the comparable period of fiscal year 1997. The comparative increase in cash provided by operations is due primarily to improving inventory turnover.

     Capital expenditures for the twenty-four weeks ended February 14, 1998 were $125.6 million. The Company anticipates that capital expenditures for fiscal 1998 will be approximately $400 million. Year-to-date, the Company opened 96 net new stores. The Company expects to add approximately 450 new stores including stores acquired through the Auto Palace and TruckPro acquisitions and approximately 17 to 20 replacement stores during fiscal 1998.

The Company anticipates that it will rely on internally generated funds to support a majority of its capital expenditures and working capital requirements; the balance of such requirements, as well as the stock repuchase and acquisitions, will be funded through borrowings. The Company has a five-year revolving credit agreement with a group of banks for $350 million. At February 14, 1998 the Company had borrowings outstanding under this credit agreement of $263.8 million. Additionally, on February 23, 1998 the Company acquired a 364-day credit facility with a group of banks for $150 million.

     In January 1998, the Company announced Board approval to purchase up to $100 million of its common stock in the open market.

YEAR 2000 CONVERSION

    The  Company  established  a  team  to  coordinate  the identification,
evaluation,  and  implementation  of  changes  to  computer   systems   and
applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. Major areas of potential business impact have been identified and conversion efforts are underway. The Company also is communicating with suppliers, dealers, financial institutions and others with which it does business to assess the impact of their year 2000 conversion plans on the Company. The total cost of compliance and its effect on the Company's future results of operations have been estimated as part of the detailed conversion planning. The Company believes the costs of conversion will not be material. The Company could be materially affected by the failure of a number of its vendors to achieve year 2000 date conversion.

FORWARD-LOOKING STATEMENTS

    Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. The forward-looking statements are subject to risks, uncertainties and assumptions including, but not limited to competitive pressures, demand for the Company's products, the market for auto parts, the economy in general, inflation, consumer debt levels and the weather. Actual results may materially differ from anticipated results described in these forward-looking statements.

PART II.  OTHER  INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

  (a) The Annual Meeting of the Shareholders of the Company was held on December 18, 1997.

  (b) Not applicable.

  (c) 1. Election of Directors. All nominees for director were elected pursuant to the following vote:

                                   VOTES FOR    VOTES WITHHELD
                                 ------------  ----------------
          Johnston C. Adams, Jr.  139,093,584      1,041,128
          Andrew M. Clarkson      139,104,265      1,030,447
          N. Gerry House          123,114,966     17,019,746
          Robert J. Hunt          139,103,108      1,031,604
          J. R. Hyde, III         139,108,136      1,026,576
          James F. Keegan         139,096,153      1,038,559
          Michael W. Michelson    138,961,176      1,173,536
          John E. Moll            139,051,369      1,083,343
          George R. Roberts       138,957,553      1,177,159
          Ronald A. Terry         139,093,249      1,041,463
          Timothy D. Vargo        139,108,190      1,026,522

      2.  Approval of Amended and Restated Employee Stock Purchase Plan:
          134,665,744 votes in favor; 2,200,515 votes against;
          and 268,453 shares abstained from voting.

      3. Ratification of Ernst & Young LLP, as the Company's independent auditors: 139,868,092 votes in favor; 90,046 votes against; and 176,574 shares abstained from voting.

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

      3.3 By-laws of AutoZone, Inc.  Incorporated by reference to Exhibit
          3.2 to the Registration Statement filed by the Company under the Securities Act of 1933 (No. 33-45649) (the February 1992 Form S-1).

      4.1 Form of Common Stock Certificate.  Incorporated  by reference to
          Exhibit 4.1 to Pre-Effective Amendment No. 2 to the February 1992 Form S-1.

     10.1 Credit Agreement among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent, dated December 20, 1996. Incorporated herein by reference to the Form 10-Q for the quarter ended February 15, 1997.

     10.2 Amendment No. 1 to Credit Agreement dated as of February 10, 1998 among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent.

     27.1 Financial Data Schedule.  (SEC Use Only)

                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          AUTOZONE,  INC.


                         By: /s/ Robert J. Hunt
                             ---------------------
                         Robert J. Hunt
                         Executive Vice President and
                         Chief Financial Officer-Customer Satisfaction (Principal Financial Officer)


                         By: /s/ Michael E. Butterick
                             -------------------------
                         Michael E. Butterick
                         Vice President, Controller-Customer Satisfaction (Principal Accounting Officer)


Dated:  March 31, 1998

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

      3.3 By-laws of AutoZone, Inc.  Incorporated by reference to Exhibit
          3.2 to the Registration Statement filed by the Company under the Securities Act of 1933 (No. 33-45649) (the February 1992 Form S-1).

      4.1 Form of Common Stock Certificate.  Incorporated  by reference to
          Exhibit 4.1 to Pre-Effective Amendment No. 2 to the February 1992 Form S-1.

     10.1 Credit Agreement among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent, dated December 20, 1996. Incorporated herein by reference to the Form 10-Q for the quarter ended February 15, 1997.

     10.2 Amendment No. 1 to Credit Agreement dated as of February 10, 1998 among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent.

     27.1 Financial Data Schedule.  (SEC Use Only)