Form 10-Q/A
period 1998-02-14
AUTOZONE INC
filed 1998-05-07
CIK 866787

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

      3.3 By-laws of AutoZone, Inc.  Incorporated by reference to Exhibit
          3.2 to the February 1992 Form S-1.

      4.1 Form of Common Stock Certificate.  Incorporated  by reference to
          Exhibit 4.1 to Pre-Effective Amendment No. 2 to the February 1992 Form S-1.

     10.1 Amended Credit Agreement dated as of February 10, 1998 among AutoZone, Inc., as Borrower, the several lenders from time to time party hereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent. Incorporated by reference to the Form 10-Q for the quarter ended February 14, 1998.

     27.1 Financial Data Schedule for the quarter ended February 14, 1998. Incorporated by reference to the Form 10-Q for the quarter ended February 14, 1998. (SEC Use Only)

     27.2 Restated Financial Data Schedule for the quarter ended February 15, 1997. (SEC Use Only)

                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          AUTOZONE,  INC.



                         By: /s/ Michael E. Butterick
                         --------------------------------
                         Michael E. Butterick
                         Vice President, Controller-Customer Satisfaction (Principal Accounting Officer)


Dated:  May 6, 1998

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

      3.3 By-laws of AutoZone,  Inc.   Incorporated by reference to Exhibit
          3.2 to the February 1992 Form S-1.

      4.1 Form of Common Stock Certificate.   Incorporated  by reference to
          Exhibit 4.1 to Pre-Effective Amendment No. 2 to the February 1992 Form S-1.

     10.1 Amended Credit Agreement dated as of February 10, 1998 among AutoZone, Inc., as Borrower, the several lenders from time to time party hereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent. Incorporated by reference to the Form 10-Q for the quarter ended February 14, 1998.

     27.1 Financial Data Schedule for the quarter ended February 14, 1998. Incorporated by reference to the Form 10-Q for the quarter ended February 14, 1998. (SEC Use Only)

     27.2 Restated Financial Data Schedule for the quarter ended February 15, 1997. (SEC Use Only)