Form 10-Q
period 1998-05-09
AUTOZONE INC
filed 1998-06-23
CIK 866787

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

[X]   Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934
    For the quarterly period ended May 9, 1998, or

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

  Common Stock, $.01 Par Value - 152,734,031 shares as of June 19, 1998.

                            AUTOZONE, INC.

               CONDENDSED CONSOLIDATED BALANCE SHEETS

                                   MAY 9,               AUG. 30,
                                    1998                  1997
                                 -----------          -----------
                                 (UNAUDITED)

                                          (IN THOUSANDS)

                     ASSETS
Current Assets
 Cash and cash equivalents       $    5,869           $    4,668
 Accounts receivable                 19,304               18,713
 Merchandise inventories            768,540              709,446
 Prepaid expenses                    28,715               20,987
 Deferred income taxes               30,851               24,988
                                 -----------          -----------
  Total current assets              853,279              778,802


Property and equipment:
 Property and equipment           1,569,967            1,336,911
 Less accumulated depreciation
   and amortization                (326,379)            (255,783)
                                 -----------          -----------
                                  1,243,588            1,081,128

Other assets:
 Cost in excess of net assets
  acquired                           55,733               16,570
 Deferred income taxes               15,771                4,339
 Other assets                        42,317                3,178
                                 -----------          -----------
                                    113,821               24,087
                                 -----------          -----------
                                 $ 2,210,688          $ 1,884,017
                                 ===========          ===========

            LIABILITIES AND STOCKHOLDERS'  EQUITY

Current liabilities:
 Accounts payable                $  466,119           $  449,793
 Accrued expenses                   143,182              122,580
 Income taxes payable                25,338               20,079
                                 -----------          -----------
  Total current liabilities         634,639              592,452

Long-term debt                      338,000              198,400
Other liabilities                    13,325               17,957
Stockholders' equity              1,224,724            1,075,208
                                 ------------         ------------
                                 $ 2,210,688          $ 1,884,017
                                 ============         ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              AUTOZONE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)


                              TWELVE WEEKS ENDED       THIRTY-SIX WEEKS ENDED
                            -----------------------   -------------------------
                              MAY 9,      MAY 10,        MAY 9,       MAY 10,
                               1998        1997           1998         1997
                            -----------  ----------   ------------  -----------

                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales                   $  743,661   $  637,895   $ 2,026,032   $ 1,745,052

Cost of sales, including warehouse
 and delivery expenses         432,581      368,920     1,180,830     1,008,823
Operating, selling, general and
 administrative expenses       220,623      192,200       618,015       548,339
                            -----------  -----------  ------------  -----------
Operating profit                90,457       76,775       227,187       187,890
Interest expense                 4,217        2,672         9,747         5,955
                            -----------  -----------  ------------  -----------
Income before income taxes      86,240       74,103       217,440       181,935
Income taxes                    32,300       28,000        81,600        68,450
                            -----------  -----------  ------------  -----------
Net income                  $   53,940   $   46,103   $   135,840   $   113,485
                            ===========  ===========  ============  ===========

Weighted average shares
 for basic earnings per share  152,366      150,879       152,042       150,548
Effect of dilutive stock
 options                         1,958        1,723         1,907         1,841
                            -----------  -----------  ------------  -----------
Adjusted weighted average
 shares for diluted earnings
 per share                     154,324      152,602       153,949       152,389
                            ===========  ===========  ============  ===========
Basic earnings per share    $     0.35   $     0.31   $      0.89   $      0.75
                            ===========  ===========  ============  ===========
Diluted earnings per share  $     0.35   $     0.30   $      0.88   $      0.74
                            ===========  ===========  ============  ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               AUTOZONE, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                       THIRTY-SIX WEEKS ENDED
                                                     --------------------------
                                                       MAY 9,         MAY 10,
                                                        1998           1997
                                                     -----------    -----------
                                                            (IN THOUSANDS)

Cash flows from operating activities:
  Net income                                         $  135,840     $  113,485
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                       62,483         53,598
     Net increase in merchandise inventories            (35,211)      (194,675)
     Net increase in current liabilities                  5,585         90,576
     Other - net                                        (21,430)       (18,424)
                                                     -----------    -----------
        Net cash provided by operating activities       147,267         44,560


Cash flows from investing activities:
  Cash outflows for property
    and equipment, net                                 (212,023)      (170,387)
  Acquisitions of businesses, net of cash               (87,319)          -
                                                     -----------    -----------
        Net cash used in investing activities          (299,342)      (170,387)


Cash flows from financing activities:
  Net proceeds from debt                                139,600        115,300
  Purchase of Company stock                              (5,311)          -
  Net proceeds from sale of Common Stock                 18,987         11,461
                                                     -----------    -----------
        Net cash provided by financing activities       153,276        126,761

Net increase in cash and cash equivalents                 1,201            934
Cash and cash equivalents at beginning of period          4,668          3,904
                                                     -----------    -----------
Cash and cash equivalents at end of period           $    5,869     $    4,838
                                                     ===========    ===========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-six weeks ended May 9, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 30, 1997.

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

NOTE C--DEBT

     On February 10, 1998, the Company increased its five-year unsecured revolving credit facility by $75 million for a total of $350 million which extends until December 2001. The rate of interest payable under the agreement is a function of the London Interbank Offered Rate (LIBOR), or the lending bank's base rate (as defined in the agreement), or a competitive bid rate, at the option of the Company. At May 9, 1998, the Company's borrowings under this agreement were $338 million and the weighted average interest rate was 5.8%. The unsecured revolving credit agreement contains a covenant limiting the amount of debt the Company may incur relative to its total capitalization.

     The Company also has a negotiated rate unsecured revolving credit agreement totaling $25 million which extends until March 26, 1999. Additionally, on February 23, 1998, the Company acquired a 364-day credit facility with a group of banks for $150 million. The rate of interest payable under these agreements is a function of the London Interbank Offered Rate (LIBOR), or the lending bank's base rate (as defined in the agreement) at the option of the Company. There were no amounts outstanding under this agreement.


NOTE D-ACQUISITIONS

     On February 17, 1998, the Company acquired 100% of the voting stock of ADAP, Inc. (Auto Palace) for $55 million in a transaction accounted for as a purchase.

     On May 1, 1998, the Company acquired the assets and liabilities of TruckPro, L.P. (TruckPro) in a transaction accounted for as a purchase. TruckPro, which specializes in the sale of heavy duty trucks parts, operates 43 stores in 14 states.

     The purchase price for Auto Palace and TruckPro has been preliminarily allocated in the condensed consolidated financial statements and the final adjustment may differ from the preliminary allocation.


NOTE E--STOCKHOLDERS' EQUITY

     In January 1998, the Company announced Board approval to purchase up to $100 million of its common stock in the open market.

     The Company presents basic and dilutive earnings per share (EPS) according to guidance established in Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic EPS on the face of all statements of earnings for periods ending after December 15, 1997. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options.


NOTE F--CONTINGENCIES

     The  Company was a defendant in a purported class action entitled "Joe
C. Proffitt, Jr., on behalf of himself and all others similarly situated, vs. AutoZone, Inc., and AutoZone Stores, Inc.," filed in the Circuit Court for Jefferson County, Tennessee, on or about October 17, 1997. AutoZone Stores, Inc., is a wholly-owned subsidiary of the Company. In the complaint, which was similar to other class action complaints filed against several other retailers of aftermarket automotive batteries, the plaintiff alleges that the Company sold "old," "used," or "out of warranty" automotive batteries to customers as if the batteries were new, and purported to state causes of action for unfair or deceptive acts or practices, breach of contract, breach of the duty of good faith and fair dealing, intentional misrepresentation, fraudulent concealment, civil conspiracy, and unjust enrichment. The plaintiffs were seeking an accounting of all moneys wrongfully received by the Company, compensatory and punitive damages, as well as plaintiffs' costs. On May 21, 1998, on the plaintiff's motion, the court dismissed the case without prejudice.

     The Company is also a party to various claims and lawsuits arising in the ordinary course of business. The Company does not believe that these claims and lawsuits, individually or in the aggregate, will have a material adverse effect on its results of operations or financial condition.


NOTE G-SUBSEQUENT EVENTS

     On May 11, 1998, the Company announced it had reached a definitive agreement to purchase the outstanding common shares of Chief Auto Parts Inc. (Chief) for approximately $75 million. Additionally, the Company will assume approximately $205 million in debt. Chief operates over 500 auto parts stores primarily in California and Texas. Subject to the satisfactory completion of certain conditions, the Company anticipates closing in the fiscal fourth quarter.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  TWELVE WEEKS ENDED MAY 9, 1998, COMPARED TO
  TWELVE WEEKS ENDED MAY 10, 1997

     Net sales for the twelve weeks ended May 9, 1998 increased by $105.8 million, or 16.6%, over net sales for the comparable period of fiscal 1997. This increase was due to a comparable store sales increase of 2%, (which was primarily due to sales growth in the Company's newer stores and the added sales of the Company's commercial program), and increases in net sales for stores opened since the beginning of fiscal 1997. At May 9, 1998 the Company had 2,001 stores in operation compared with 1,578 stores at May 10, 1997.

     Gross profit for the twelve weeks ended May 9, 1998, was $311.1 million, or 41.8% of net sales, compared with $269.0 million, or 42.2% of net sales, during the comparable period for fiscal 1997. The decrease in the gross profit percentage was due primarily to a decrease in battery gross margin and to lower gross margins for commodities such as Freon and antifreeze.

     Operating, selling, general and administrative expenses for the twelve weeks ended May 9, 1998 increased by $28.4 million over such expenses for the comparable period for fiscal 1997, and decreased as a percentage of net sales from 30.1% to 29.7%. The decrease in the expense ratio was due primarily to a decrease in net advertising and to a sales increase in the Company's commercial program, which resulted in favorable commercial payroll leverage.

     The Company's effective income tax rate was 37.5% of pre-tax income for the twelve weeks ended May 9, 1998 and 37.8% for the twelve weeks ended May 10, 1997.


THIRTY-SIX WEEKS ENDED MAY 9, 1998, COMPARED TO
  THIRTY-SIX WEEKS ENDED MAY 10, 1997

     Net sales for the thirty-six weeks ended May 9, 1998 increased by $281.0 million, or 16.1%, over net sales for the comparable period of fiscal 1997. This increase was due to a comparable store sales increase of 4%, (which was primarily due to sales growth in the Company's newer stores and the added sales of the company's Commercial program), and increases in net sales for stores opened since the beginning of fiscal 1997.

     Gross profit for the thirty-six weeks ended May 9, 1998, was $845.2 million, or 41.7% of net sales, compared with $736.2 million, or 42.2% of net sales, during the comparable period for fiscal 1997. The decrease in the gross profit percentage was due primarily to lower commodity gross margins.

     Operating, selling, general and administrative expenses for the thirty-six weeks ended May 9, 1998 increased by $69.7 million over such expenses for the comparable period for fiscal 1997, and decreased as a percentage of net sales from 31.4% to 30.5%. The decrease in the expense ratio was due primarily to sales increases in the Company's commercial program, which resulted in favorable commercial payroll leverage and to efficiencies gained with the closings of two call centers in fiscal 1997. The number of stores participating in the commercial program was 1,323 at May 9, 1998.

     The Company's effective income tax rate was 37.5% of pre-tax income for the thirty-six weeks ended May 9, 1998 and 37.6% for the thirty-six weeks ended May 10, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     For the thirty-six weeks ended May 9, 1998, net cash of $147.3 million was provided by the Company's operations versus $44.6 million for the comparable period of fiscal year 1997. The comparative increase in cash provided by operations is due primarily to improving inventory turnover.

     Capital expenditures for the thirty-six weeks ended May 9, 1998 were $212 million. The Company anticipates that capital expenditures for fiscal 1998 will be approximately $400 million. The Company completed its acquisition of 112 Auto Palace stores and 43 TruckPro stores. In addition to these acquisitions, year-to-date the Company opened 161 net new stores and 9 replacement stores. Excluding the pending acquisition of Chief, the Company expects to add approximately 450 new stores including stores acquired through the Auto Palace and TruckPro acquisitions and approximately 17 to 20 replacement stores during fiscal 1998.

The Company anticipates that it will rely on internally generated funds to support a significant portion of its capital expenditures, acquisitions and working capital requirements; the balance of such requirements will be funded through borrowings. The Company has an unsecured revolving credit agreement with a group of banks providing for borrowings in an aggregate maximum amount of $350 million. At May 9, 1998, the Company had borrowings outstanding under the credit agreement of $338 million. The Company also has a negotiated rate unsecured revolving credit agreement totaling $25 million which extends until March 26, 1999. On February 23, 1998, the Company acquired a 364 day credit facility with a group of banks for $150 million. There were no amounts outstanding under this agreement as of May 9, 1998.

YEAR 2000 CONVERSION

The Company has dedicated personnel to implement a detailed plan to assure that the Company's computer systems are able to properly process dates for January 1, 2000 and beyond. The inventory and assessment phases of the implementation plan have been substantially completed and the conversion and testing phases are currently underway. The Company intends to have all of its systems Year 2000 compliant by December 31, 1998; however, certain software vendors may not have issued Year 2000 compliant releases prior to that time. These software releases will be installed and tested as they become available.

A failure by the Company's vendors or service providers to address all of their Year 2000 issues may have a material impact upon the Company's operations. Therefore, the Company has begun contacting its material vendors and service providers to assess the preparedness of their computer systems for the Year 2000, and to assess the impact that any lack of preparedness would have upon the Company.

The costs of conversion of the Company's systems and the assessment of the Company's vendor's systems are not material.

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

PART II.  OTHER  INFORMATION

Item 1.  Legal Proceeding

     The Company was a defendant in a purported class  action entitled "Joe
C. Proffitt, Jr., on behalf of himself and all others similarly situated, vs. AutoZone, Inc., and AutoZone Stores, Inc.," filed in the Circuit Court for Jefferson County, Tennessee, on or about October 17, 1997. AutoZone Stores, Inc., is a wholly-owned subsidiary of the Company. In the complaint, which was similar to other class action complaints filed against several other retailers of aftermarket automotive batteries, the plaintiff alleges that the Company sold "old," "used," or "out of warranty" automotive batteries to customers as if the batteries were new, and purported to state causes of action for unfair or deceptive acts or practices, breach of contract, breach of the duty of good faith and fair dealing, intentional misrepresentation, fraudulent concealment, civil conspiracy, and unjust enrichment. The plaintiffs were seeking an accounting of all moneys wrongfully received by the Company, compensatory and punitive damages, as well as plaintiffs' costs. On May 21, 1998, on the plaintiff's motion, the court dismissed the case without prejudice.

     The Company is also a party to various claims and lawsuits arising in the ordinary course of business. The Company does not believe that these claims and lawsuits, individually or in the aggregate, will have a material adverse effect on its results of operations or financial condition.

Item 5. Other Information

      John E. Moll resigned as a director of the Company effective June 23, 1998.

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

      3.3 By-laws  of  AutoZone, Inc.  Incorporated by reference to Exhibit
3.2 to the Registration Statement filed by the Company under the Securities Act of 1933 (No. 33-45649) (the February 1992 Form S-1.)

      4.1 Form of Common  Stock  Certificate.  Incorporated by reference to
Exhibit 4.1 to Pre-Effective Amendment No. 2 to the February 1992 Form S-1.

      4.2 Registration Rights Agreement,  by  and among AutoZone,  Inc. and
J. Dale Dawson and Judith S. Dawson dated May 1, 1998.

      10.1 Credit Agreement dated as of February 23, 1998 among AutoZone, Inc. the several lenders from time to time party thereto, and NationsBank, N.A. as Agent and Suntrust Bank, Nashville, N.A. as Documentation Agent.

      27.1 Financial Data Schedule (SEC Use Only)

  (b) Reports in Form 8-K
      None

                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          AUTOZONE,  INC.


                         By:/s/ Robert J. Hunt
                            ------------------
                         Robert J. Hunt
                         Executive Vice President and
                         Chief Financial Officer-Customer Satisfaction (Principal Financial Officer)


                         By:/s/ Michael E. Butterick
                            ------------------------
                         Michael E. Butterick
                         Vice President, Controller-Customer Satisfaction (Principal Accounting Officer)

Dated: June 23, 1998

                               EXHIBIT INDEX

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

      3.3 By-laws of AutoZone,  Inc.   Incorporated by reference to Exhibit
3.2 to the Registration Statement filed by the Company under the Securities Act of 1933 (No. 33-45649) (the February 1992 Form S-1.)

      4.1 Form of Common Stock Certificate.   Incorporated  by reference to
Exhibit 4.1 to Pre-Effective Amendment No. 2 to the February 1992 Form S-1.

      4.2 Registration Rights Agreement, by and among AutoZone,   Inc.  and
J. Dale Dawson and Judith S. Dawson dated May 1, 1998.

      10.1 Credit Agreement dated as of February 23, 1998 among AutoZone, Inc. the several lenders from time to time party thereto, and NationsBank, N.A. as Agent and Suntrust Bank, Nashville, N.A. as Documentation Agent.

      27.1 Financial Data Schedule (SEC Use Only)

  (b) Reports in Form 8-K
      None