Form 10-Q/A
period 1998-05-09
AUTOZONE INC
filed 1998-07-02
CIK 866787

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

NOTE: This Form 10-Q/A is being filed solely to restate the Financial Data Schedules which relate to financial information of the Registrant which has been restated for the purpose of conforming to Financial Accounting Standard No. 128 and Rule 601(c) of Regulation S-K.

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

      4.1 Form of Common  Stock  Certificate.  Incorporated by reference to
Exhibit 4.1 to Pre-Effective Amendment No. 2 to the February 1992 Form S-1.

     *4.2 Registration Rights Agreement,  by  and among AutoZone,  Inc. and
J. Dale Dawson and Judith S. Dawson dated May 1, 1998.

     *10.1 Credit Agreement dated as of February 23, 1998 among AutoZone, Inc. the several lenders from time to time party thereto, and NationsBank, N.A. as Agent and Suntrust Bank, Nashville, N.A. as Documentation Agent.

     *27.1 Financial Data Schedule (SEC Use Only) Incorporated by reference to the Exhibit 27.1 of the Form 10-Q for the quarter ended May 9, 1998.

     *27.2 Restated Financial Data Schedule (SEC Use Only)

      27.3 Restated Financial Data Schedule (SEC Use Only)

*Exhibit previously filed with the Form 10-Q dated June 23, 1998.


  (b) Reports on Form 8-K

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

Dated: July 2, 1998

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

      4.1 Form of Common  Stock  Certificate.  Incorporated by reference to
Exhibit 4.1 to Pre-Effective Amendment No. 2 to the February 1992 Form S-1.

     *4.2 Registration Rights Agreement,  by  and among AutoZone,  Inc. and
J. Dale Dawson and Judith S. Dawson dated May 1, 1998.

     *10.1 Credit Agreement dated as of February 23, 1998 among AutoZone, Inc. the several lenders from time to time party thereto, and NationsBank, N.A. as Agent and Suntrust Bank, Nashville, N.A. as Documentation Agent.

     *27.1 Financial Data Schedule (SEC Use Only) Incorporated by reference to the Exhibit 27.1 of the Form 10-Q for the quarter ended May 9, 1998.

     *27.2 Restated Financial Data Schedule (SEC Use Only)

      27.3 Restated Financial Data Schedule (SEC Use Only)

*Exhibit previously filed with the Form 10-Q dated June 23, 1998.