Form 10-K
period 1998-08-29
AUTOZONE INC
filed 1998-11-25
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

             [X]  Annual Report under section 13 or 15(d) of
                   the Securities Exchange Act of 1934
                for the fiscal year ended August 29, 1998

                                   or

     [  ]  Transition report pursuant to section 13 or 15(d) of the
                     Securities Exchange Act of 1934
         For the transition period from ________ to _________.

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

       Securities registered pursuant to Section 12(b) of the Act:


                                        NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS       ON WHICH REGISTERED
               -------------------      ---------------------
               Common Stock             New York Stock Exchange
               ($.01 par value)

     Securities registered pursuant to Section 12(g) of the Act:
     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (<section> 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the 126,263,042 shares of voting stock of the registrant held by non-affiliates of the registrant (excluding, for this purpose, shares held by officers, directors, or 10% stockholders) was $3,432,776,454 based on the last sales price of the Common Stock on October 20, 1998 as reported on the New York Stock Exchange. The number of shares of Common Stock outstanding as of October 20, 1998, was 150,361,561.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended August 29, 1998, are incorporated by reference into Parts I and II.

Portions of the definitive Proxy Statement dated October 30, 1998, for the Annual Meeting of Stockholders to be held December 17, 1998, are incorporated by reference into Part III.

                       FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements. These statements discuss, among other things, expected growth, domestic and international development and expansion strategy, business strategies, and future performance. The forward-looking statements are subject to risks, uncertainties and assumptions including, without limitation, competition, product demand, domestic and international economy, government approvals, inflation, the ability to hire and retain qualified employees, the ability to convert acquired stores in a profitable and timely manner, consumer debt levels and the weather. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section of this Form 10-K for more details.

                                 PART I

ITEM 1.  BUSINESS

INTRODUCTION

     We are the nation's leading specialty retailer of automotive parts and accessories, primarily focusing on do-it-yourself customers. We began operations in 1979 and at August 29, 1998, operated 2,657 auto parts stores in 38 states, under the "AutoZone" and "Chief" store names. Each auto parts store carries an extensive product line for cars, vans and light trucks, including new and re-manufactured automotive hard parts, maintenance items, and accessories. At August 29, 1998, 1,385 of our AutoZone stores also had a commercial sales program, which provides commercial credit and prompt delivery of parts and other products to local repair garages, dealers and service stations. We do not sell tires nor do we perform automotive repairs or installations. We anticipate converting all of the Chief stores to the AutoZone store name and format.

     In addition, we sell heavy-duty truck parts and accessories through 43 TruckPro stores and automotive diagnostic and repair information software through our ALLDATA subsidiary.

          At August 29, 1998, our auto parts stores were in the following locations:

     Alabama      79     Louisiana      73     Rhode Island     12
     Arizona      70     Maryland        9     South Carolina   50
     Arkansas     46     Massachusetts  52     Tennessee       110
     California  436     Michigan       63     Texas           382
     Colorado     37     Mississippi    62     Utah             20
     Connecticut  20     Missouri       80     Vermont           1
     Delaware      3     Nevada         34     Virginia         41
     Florida     116     New Hampshire  10     Washington, DC    1
     Georgia     100     New Mexico     24     West Virginia    14
     Illinois     81     New York       42     Wisconsin        15
     Indiana      93     North Carolina 92     Wyoming           3
     Iowa         13     Ohio          174                    ----
     Kansas       43     Oklahoma       62
     Kentucky     53     Pennsylvania   41     TOTAL         2,657
                                                             =====
RECENT DEVELOPMENTS

     On October 21, 1998, we acquired the real estate associated with 100 Express auto parts stores from Pep Boys-Manny, Moe & Jack for approximately $108 million. We intend to convert these store locations to the AutoZone store name and format.

     On November 4, 1998, we issued $150 million of 6% Notes due November 2003. The proceeds of the Notes will be used for general corporate purposes and, pending such application, were used to pay down borrowings under our bank credit facilities.


MARKETING AND MERCHANDISING STRATEGY

     We are dedicated to providing customers with superior service, value, and quality parts selection at conveniently located, well-designed stores. Key elements of this strategy are:

    CUSTOMER SERVICE

     We believe that do-it-yourself auto parts customers value customer service; therefore, customer service is the most important element in our marketing and merchandising strategy. We emphasize that our AutoZoners should always put customers first. To do so, we employ parts personnel with technical expertise to advise customers regarding the correct part type and application, utilize a wide range of training methods to educate and motivate our AutoZoners, and provide store personnel with significant opportunities for promotion and incentive compensation. Our electronic parts catalogs assist in the selection of parts; we offer free testing of starters, alternators, batteries, sensors and actuators; and we were among the first auto parts companies to offer lifetime warranties on many of the parts we sell. Our satellite system helps us to speed up credit card and check approval processes and locate parts at neighboring AutoZone stores. Our auto parts stores generally open at 8 a.m. and close between 8 and 10 p.m. (with some open to midnight) Monday through Saturday and typically open at 9 a.m. and close between 6 and 7 p.m. on Sunday.

     ALLDATA has developed a database system that provides comprehensive and up-to-date automotive diagnostic, service and repair information, which it markets to professional repair shops. ALLDATA also sells computer software on CD-ROM for individual cars for use by do-it-yourselfers.

    PRODUCTS

     This table shows the types of products we sell in our auto parts stores:

HARD PARTS               MAINTENANCE ITEMS          ACCESSORIES       MISCELLANY
----------               -----------------          -----------       ----------
Alternators              Antifreeze                 Floor Mats        Air Fresheners
Batteries                Brake Fluid                Lights            Dent Filler
Brake Drums, Rotors      Oil                        Mirrors           Hand Cleaner
    Shoes & Pads         Oil and Fuel Additives     Stereos           Paint
Carburetors              Oil, Air, and Fuel Filters                   Repair Manuals
Clutches                 Power Steering Fluid                         Tools
Engines                  Transmission Fluid
Mufflers                 Wash and Wax Chemicals
Shock Absorbers          Windshield Wipers
Spark Plugs
Starters
Struts
Water Pumps


     Our auto parts stores generally offer between 16,000 and 21,000 stock keeping units ("SKUs") covering a broad range of vehicle types. Each auto parts store carries the same basic product line with some regional differences based on climate, demographics and age and type of vehicle registration. Our "flexogram" program enables us to tailor our hard parts inventory to the makes and models of the automobiles in each store's trade area. The AutoZone stores sell a number of products, including batteries, engines, starters, alternators, water pumps, brake parts, and filters, under its private label names. We also offer a range of products, consisting principally of hard parts, through our express parts program, which provides overnight delivery of lower turnover products to our AutoZone stores.

    PRICING

     We employ an everyday low price strategy and attempt to be the price leader in hard parts categories. We believe that our prices overall compare favorably to those of our competitors.

    COMMERCIAL SALES PROGRAM

     Our commercial sales program in the auto parts stores provides credit and prompt delivery of parts and other products to local repair garages, dealers and service stations. At August 29, 1998, this program was offered in 1,385 AutoZone stores. Commercial customers generally pay the same everyday low prices as paid by do-it-yourself customers.

    STORE DESIGN AND VISUAL MERCHANDISING

     We design and build stores for a high visual impact. AutoZone stores have an industrial "high tech" appearance by utilizing colorful exterior signage, exposed beams and ductwork, and brightly lighted interiors. Maintenance products, accessories, and miscellaneous items are attractively displayed for easy browsing by customers, with specialized gravity-feed racks for batteries and, in many stores, oil. We employ a uniform ("planogrammed") store layout system to promote consistent merchandise presentation in all of our auto parts stores. In-store signage and special displays aid customers in locating merchandise and promoting products.


STORE DEVELOPMENT AND EXPANSION STRATEGY

This table shows the auto parts store development during the past five fiscal years:

                                               Fiscal Year
                          ----------------------------------------------------
                          1994        1995        1996        1997        1998
                          ----        ----        ----        ----        ----
Beginning Stores           783         933       1,143       1,423       1,728
New Stores (1)             151         210         280         308         952
Replaced Stores (2)         20          29          31          17          12
Closed Stores (2)          (21)        (29)        (31)        (20)        (35)
                          ----       -----       -----       -----       -----
Ending Stores              933       1,143       1,423       1,728       2,657
                          ====       =====       =====       =====       =====

     (1) Includes stores obtained through Chief and Auto Palace acquisitions in 1998.
     (2) Replaced stores are either relocations or conversions of existing stores. Closed stores include replaced stores.


     In 1998, we acquired ADAP, Inc., which was doing business as "Auto Palace," and Chief Auto Parts Inc. We made the acquisitions to give us locations and employees where we did not have many stores before.

     We believe that expansion opportunities exist both in markets in which we do not currently serve, and in markets where we can achieve a larger presence, for both AutoZone and TruckPro stores. We attempt to obtain high visibility sites in high traffic locations and undertake substantial research prior to entering new markets. Key factors in selecting new site and market locations include population, demographics, vehicle profile, and number and strength of competitors' stores. We generally seek to open new stores within or contiguous to existing market areas and attempt to cluster development in new urban markets in a relatively short period of time in order to achieve economies of scale in advertising and distribution costs. In addition to continuing to construct our own stores, we regularly evaluate potential acquisition candidates in new as well as in existing markets.

     Our net sales have grown significantly in recent years, increasing from $1.5 billion in fiscal 1994 to $3.2 billion in fiscal 1998. Continued growth and financial performance will be dependent, in large part, upon our ability to open new stores on a profitable basis in existing and new markets and also upon our ability to continue to increase sales in existing stores. We make no assurance that we can continue to open and operate new stores on a timely and profitable basis, successfully integrate stores that we acquire from third parties or continue to attain increases in comparable store sales.


STORE OPERATIONS

    STORE FORMATS

     As of August 29, 1998, we had auto parts stores in the following square footage ranges:

                SQUARE FOOTAGE        NUMBER OF STORES
                --------------        ----------------
                Less than 4,000              280
                4,000 to 7,000             1,608
                More than 7,000              769

     Substantially all AutoZone stores are based on standard store formats resulting in generally consistent appearance, merchandising and product mix. Approximately 85% to 90% of each store's square footage is selling space, of which approximately 30% to 40% is dedicated to hard parts inventory. The hard parts inventory area is fronted by a counter which generally runs the depth or length of the store, dividing the hard parts area from the remainder of the store. The remaining selling space contains displays of accessories and maintenance items.

     At the hard parts counter, we have knowledgeable parts personnel available to assist customers with their parts needs utilizing our proprietary electronic parts catalog with a video screen which is visible to both the AutoZoner (employee) and the customer. The parts catalog will suggest additional items that a customer should purchase in order to properly install the part being purchased.

     All of the auto parts stores of less than 4,000 square feet in size are stores acquired from Chief Auto Parts. We have developed a format for some of these stores which we believe will make them productive in the AutoZone store system. In addition, some of these stores will be closed, expanded or relocated.

     Approximately 1,900 of our auto parts stores are freestanding, with the balance principally located within strip shopping centers.
Freestanding large format stores typically have parking for approximately 45 to 50 cars on a lot of approximately 3/4 to one acre. Smaller
AutoZone stores typically have parking for approximately 25 to 40 cars and are usually located on a lot of approximately 1/2 to 3/4 acre.

     STORE PERSONNEL AND TRAINING

     Each AutoZone store typically employs from 9 to 20 AutoZoners, including a manager and an assistant manager. AutoZoners typically have prior automotive experience. Although we rely primarily on on-the-job training, we also provide formal training programs, which include regular store meetings on specific sales and product issues, standardized training manuals and a specialist program where AutoZoners can obtain certification in several areas of technical expertise from both the company and from independent certification agencies. Training is supplemented with frequent store visits by management.

     Store managers get financial incentives through performance-based bonuses and grants of stock options. In addition, our growth has provided opportunities for the promotion of qualified AutoZoners. We believe these opportunities are important to attract, motivate and retain quality personnel.

     Our stores are primarily supervised through area advisors who oversee approximately five to six stores each and who report to district managers. District managers with approximately 45 to 60 stores each, in turn, report to eight regional managers. Purchasing, merchandising, advertising, accounting, cash management, store development, systems technology and support and other store support functions are centralized in our store support center in Memphis, Tennessee. We believe that this centralization enhances consistent execution of our merchandising and marketing strategy at the store level.

    STORE AUTOMATION

     All AutoZone stores have proprietary electronic parts catalogs that provide parts information based on the make, model and year of an automobile. The catalog display screens are placed on the hard parts counter where both AutoZoners and customers can view the screen. In addition, our satellite system enables the AutoZone stores to speed up credit card and check approval processes and locate parts at neighboring AutoZone stores.

     All AutoZone stores utilize our computerized Store Management System, which includes bar code scanning and point-of-sale data collection terminals. The Store Management System provides administrative assistance and improved personnel scheduling at the store level, as well as enhanced merchandising information and improved inventory control. We believe the Store Management System also enhances customer service through faster processing of transactions and simplified warranty and product return procedures.


PURCHASING AND DISTRIBUTION

     Merchandise is selected and purchased for all AutoZone and TruckPro stores at our store support center in Memphis. No one class of product accounts for as much as 10% of our total sales. In fiscal 1998, we purchased products from approximately 300 suppliers and no single supplier accounted for more than 7% of our total purchases. During fiscal year 1998, our ten largest suppliers accounted for approximately 33% of our purchases. We generally have few long-term contracts for the purchase of merchandise. We believe that we have excellent relationships with suppliers. We also believe that alternative sources of supply exist, at similar cost, for substantially all types of product sold.

     Substantially all of our merchandise is shipped by vendors to our distribution centers. Orders are typically placed by stores on a weekly basis with orders shipped from the warehouse in our trucks on the following day.


COMPETITION

     We compete principally in the do-it-yourself and, more recently, the commercial automotive aftermarket. Although the number of competitors and the level of competition experienced by our stores varies by market area, the automotive aftermarket is fragmented and generally very competitive. We principally compete using store location, customer service, product selection, product warranty and price. While we believe that we compete effectively across the United States, some of our competitors have been operating longer in particular geographic areas and may be more familiar with particular regional needs or may have a name more recognizable in a particular region.

     In addition to competing with other auto parts retailers, we compete with jobber stores, which principally sell to wholesale accounts and installers, but also have significant sales to do-it-yourself customers. In addition, we also compete with mass merchants which sell automotive maintenance products such as oil, filters, windshield wiper blades, wash and wax chemicals, and batteries.

     Recently, several large auto parts chains have merged or announced plans to merge. We do not know what impact these mergers will have upon competition in the retail automotive aftermarket.


TRADEMARKS AND PATENTS

     We have registered several service marks and trademarks in the United States Patent and Trademark office, including our service mark "AutoZone" and trademarks "AutoZone," "Duralast," "Valucraft," "Ultra Spark," "Deutsch," "Albany," "ALLDATA" and "TruckPro". We believe that the "AutoZone" service mark and trademarks have become an important component in our merchandising and marketing strategy.

     In the 1998 fiscal year we were granted a patent by the Patent and Trademark Office for a starter and alternator tester which is being used exclusively in our AutoZone stores. This tester gives us greater testing accuracy and improved customer service.


EMPLOYEES

     As of August 29, 1998, we employed approximately 38,500 persons, approximately 27,400 of whom were employed full-time. Approximately 90% of our employees were employed in stores or in direct field supervision, approximately 7% in distribution centers and approximately 3% in store support functions.

     We have never experienced any material labor disruption, and believe that our labor relations are generally good.


EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists our executive officers. The title of each executive officer includes the words "Customer Satisfaction" which reflects our commitment to customer service as part of our marketing and merchandising strategy. Officers are elected by and serve at the discretion of the Board of Directors.

JOHNSTON C. ADAMS, JR., 50 -- CHAIRMAN, CHIEF EXECUTIVE OFFICER, AND
DIRECTOR
     Johnston C. Adams, Jr., has been a director since 1996. Mr. Adams was elected Chairman and Chief Executive Officer in March 1997, had been President and Chief Executive Officer since December 1996, and had been Vice Chairman and Chief Operating Officer since March 1996. Previously, he was Executive Vice President-Distribution since 1995. From 1990 to 1994, Mr. Adams was a co-owner of Nicotiana Enterprises, Inc., a food distribution company. From 1983 to 1990, Mr. Adams was President of the Miami Division of Malone & Hyde., Inc. ("Malone & Hyde"), AutoZone's former parent company.

TIMOTHY D. VARGO, 47 -- PRESIDENT, CHIEF OPERATING OFFICER, AND DIRECTOR
     Timothy D. Vargo has been a director since 1996 and was elected President and Chief Operating Officer in March 1997. Previously, Mr. Vargo had been Vice Chairman and Chief Operating Officer since 1996, Executive Vice President-Merchandising and Systems Technology since 1995 and had been Senior Vice President-Merchandising in 1995. Mr. Vargo was Senior Vice President-Merchandising from 1986 to 1992 and was Director of Stores for AutoZone from 1984 to 1986.

LAWRENCE E. EVANS, 54 -- EXECUTIVE VICE PRESIDENT - STORE DEVELOPMENT
AND ASSISTANT SECRETARY
     Lawrence E. Evans has been Executive Vice President-Store Development since 1995. Previously he was Senior Vice President-Development from 1993 to 1995 and Vice President-Real Estate since 1992. Mr. Evans was Director of Real Estate from 1991, and had been an attorney for either Malone & Hyde or AutoZone since 1986. Mr. Evans was first employed by Malone & Hyde from 1969 until 1976 and returned to Malone & Hyde in 1986.

ROBERT J. HUNT, 49 -- EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND DIRECTOR
     Robert J. Hunt was elected a director in September 1997 and has been Executive Vice President and Chief Financial Officer since 1994. Prior to that time, Mr. Hunt was Executive Vice President, Chief Financial Officer, and a Director of The Price Company from 1991 to 1993. Previously, Mr. Hunt had been employed by Malone & Hyde since 1984, where he was Executive Vice President and Chief Financial Officer from 1988 to 1991.

GERALD E. COLLEY, 46 -- SENIOR VICE PRESIDENT-STORES
     Gerald E. Colley was elected Senior Vice President-Stores in October 1997. He had been Vice President-Stores since April 1997, and had been a Regional Manager since February 1997. Previously, Mr. Colley had been an Executive Vice President for Tire Kingdom, Inc., in 1996, and had been President of Rose Auto Stores Florida, Inc., in 1995. Prior to that time Mr. Colley had been employed by AutoZone since 1987, and had been a Vice President from 1988 to 1995.

HARRY L. GOLDSMITH, 47 -- SENIOR VICE PRESIDENT, SECRETARY, AND GENERAL
COUNSEL
     Harry L. Goldsmith was elected Senior Vice President, Secretary and General Counsel in 1996. Previously he was Vice President, General Counsel and Secretary from 1993 to 1996.

MICHAEL E. LONGO, 37 -- SENIOR VICE PRESIDENT -  DISTRIBUTION
     Michael E. Longo has been Senior Vice President - Distribution since March of 1998. Prior to that time, he had been Vice President -
Distribution since 1996, and a Director of Distribution since 1993. Mr. Longo began working with AutoZone in 1992.

ANTHONY DEAN ROSE, JR., 38 -- SENIOR VICE PRESIDENT - ADVERTISING
     Anthony Dean Rose, Jr. has been Senior Vice President-Advertising since 1995. Prior to that time, he had been Vice President-Advertising since 1989 and a Director of Advertising since 1987. Mr. Rose has been employed by AutoZone or Malone & Hyde since 1982.

STEPHEN W. VALENTINE, 36 -- SENIOR VICE PRESIDENT - INTERNATIONAL
     Stephen W. Valentine has been Senior Vice President-International since October 1998, and had been Senior Vice President-Systems Technology and Support since 1995. Prior to that time, he had been Vice President-Systems Technology and Support since 1994, and a Director of Store Management Systems since 1990. Mr. Valentine began working with AutoZone in 1989.

DAVID J. WILHITE, 36 -- SENIOR VICE PRESIDENT - MERCHANDISING
     David J. Wilhite was elected Senior Vice President-Merchandising in September 1997. Previously Mr. Wilhite was a Vice President-
Merchandising since 1996. He has been an employee of AutoZone or Malone & Hyde since 1984.

MICHAEL E. BUTTERICK, 47 -- VICE PRESIDENT - CONTROLLER
     Michael E. Butterick has been Vice President-Controller since 1995. Prior to that time, Mr. Butterick was Chief Financial Officer of United Medical Incorporated from 1993 to 1995. From 1990 to 1993 Mr. Butterick was Vice President-Finance of the Mid South General Merchandise Division, a division of Fleming Companies. Previously, Mr. Butterick had been employed by Malone & Hyde or AutoZone since 1983, where he was Controller of AutoZone from 1986 to 1990.

ANDREW M. CLARKSON, 61 -- DIRECTOR AND CHAIRMAN OF THE FINANCE COMMITTEE
     Andrew M. Clarkson has been a director since 1986 and is an employee serving as Chairman of the Finance Committee. Mr. Clarkson had been Vice President and Treasurer in 1986, Senior Vice President and Treasurer from 1986 to 1988, was Secretary from 1988 to 1993 and was Treasurer from 1990 to 1995. Previously, Mr. Clarkson was Chief Financial Officer of Malone & Hyde from 1983 to 1988.


RISK FACTORS

    GROWTH STRATEGY

     We have significantly increased our store count in the past five fiscal years, growing from 783 stores at August 28, 1993, to 2,657 stores at August 29, 1998, an average store count increase per year of 28%. We do not expect that we can continue our store count growth rate at the historic pace. In addition, a portion of our total sales increases each year results from increases in sales at existing stores. We cannot make any assurance that we can continue to increase same store sales as our stores mature in their markets.

    INTEGRATION OF ACQUISITIONS

     In addition to opening our own store locations, we acquired 672 auto parts stores from Chief Auto Parts and Auto Palace in the 1998 fiscal year. We have converted the Auto Palace stores to the AutoZone store name and format, and intend to make a similar conversion for the Chief stores. We can make no assurances as to our ability to convert the Chief stores in a timely or profitable manner. In addition, other auto parts retailers competing in California, Chief's principal market, and in New England, Auto Palace's principal market, have been in those markets for a longer period of time, have a trade name more recognizable than the name AutoZone in those markets, and may have a better understanding of the particular customer needs and expectations in these markets. In addition, the Chief stores are substantially smaller than our traditionally sized AutoZone auto parts stores and therefore, the Chief stores, even after conversion, may not achieve the sales and profitability of a traditional AutoZone store.

    EMPLOYEES

     We have an ever-increasing need for qualified employees. In fiscal year 1998, our consolidated employee count increased from approximately 28,700 at the beginning of the year to about 38,500, a 34% increase in the year. We can make no assurances that we can continue to hire and retain qualified employees at current wage rates.

    COMPETITION

     Recently, several large auto parts chains have merged or announced plans to merge. We do not know what impact these mergers will have upon competition in the retail automotive aftermarket. If our merging competitors are able to achieve efficiencies in their mergers, then there may be greater competitive pressures in the markets in which they are strongest.

    DEMAND FOR PRODUCTS

     Demand for products sold by our stores depends on many factors. In the short term, it may depend upon:

     * the weather, as vehicle maintenance may be deferred during periods of inclement weather.

     * the economy, as during periods of good economic conditions, more of our do-it-yourself customers may pay others to repair and maintain their cars instead of working on their own cars. This factor is tempered by our commercial parts sales program which sells parts to installers. In periods of declining economic conditions, both do-it-yourself and do-it-for-me customers may defer vehicle maintenance or repair.

     For the long term, demand for our products may depend upon:

     * the quality of the vehicles manufactured by the original vehicle manufacturers, and the length of the warranty offered on new vehicles.

     *  the law.  Contrary to the terms of the federal Clean Air
        Act, the U.S. Environmental Protection Agency has adopted regulations that would limit access to computerized diagnostic information (commonly referred to as "on-board diagnostics") relating to vehicle emission systems on cars and light trucks beginning with the 1996 model year. These regulations have been challenged by several automotive aftermarket trade associations. However, we cannot make any prediction as to the outcome of these challenges. If these regulations are found to be proper and are fully enacted, do-it-yourself customers and commercial installers not associated with the original manufacturers will have little or no access to on-board diagnostic information for vehicles, which may limit their ability to diagnose, maintain, or repair the emissions systems of vehicles.

    INTERNATIONAL DEVELOPMENT

     We intend to open auto parts stores in Mexico during the 1999 fiscal year. Although we believe that there is great potential for auto parts stores in the fragmented international auto parts market, we have no experience opening or operating stores outside of the United States, and no assurances can be made that we can open stores in any other country in a timely or profitable manner.

    VENDORS

     Recently, several of our vendors have merged and others have announced plans to merge. Further vendor consolidation could limit the number of vendors from which we may purchase products and could materially affect the prices we pay for these products.


ITEM 2.  PROPERTIES

     This table shows the square footage and number of leased and owned properties for our auto parts stores:

                          NO. OF STORES   SQUARE FOOTAGE
                          -------------   --------------
        Leased                 1,282         7,115,287
        Owned                  1,375         9,384,212
                               -----         ---------
        Total                  2,657        16,499,499
                               =====        ==========

     We have 3,479,192 square feet in our distribution centers, all of which is owned, except for 815,992 square feet which is leased. The distribution centers are located in Arizona, California, Georgia, Illinois, Louisiana, Ohio, Tennessee, and Texas.

     Our store support center, which we own, is located in Memphis, Tennessee, and consists of 360,000 square feet.

     We also own and lease other properties which are not material in the aggregate.



ITEM 3.  LEGAL PROCEEDINGS

   AutoZone, Inc., and its wholly-owned subsidiary AutoZone Stores, Inc., were defendants in a purported class action entitled "Joe C. Proffitt, Jr., on behalf of himself and all others similarly situated, vs. AutoZone, Inc., and AutoZone Stores, Inc.," filed in the Circuit Court for Jefferson County, Tennessee, on or about October 17, 1997. In the complaint, which was similar to other class action complaints filed against several other retailers of aftermarket automotive batteries, the plaintiff alleges that we sold "old," "used," or "out of warranty" automotive batteries to customers as if the batteries were new, and purported to state causes of action for unfair or deceptive acts or practices, breach of contract, breach of duty of good faith and fair dealing, intentional misrepresentation, fraudulent concealment, civil conspiracy, and unjust enrichment. The plaintiff was seeking an accounting of all moneys wrongfully received, compensatory and punitive damages, as well as plaintiff's costs. On May 21, 1998, on the plaintiff's motion, the court dismissed the case without prejudice.

     Chief Auto Parts Inc., a wholly-owned subsidiary of AutoZone, Inc., is a defendant in a class action entitled "Doug Winfrey, et al. on their own behalf and on behalf of a class and all others similarly situated, vs. Chief Auto Parts Inc. et al.," filed in the Superior Court of California, County of San Joaquin on August 22, 1995, and then transferred to the Superior Court of California, County of San Francisco on October 26, 1995. The Superior Court denied the plaintiffs' motion for class certification on December 7, 1996. On February 6, 1998, the Court of Appeals reversed the Superior Court's order denying class certification and remanded the case to the Superior Court for further proceedings. On November 16, 1998, the Superior Court certified the class.

     The plaintiffs allege that Chief had a policy and practice of denying hourly employees in California mandated rest periods during their scheduled work hours. The plaintiffs are seeking damages, restitution, disgorgement of profits, statutory penalties, declaratory relief, injunctive relief, prejudgment interest, and reasonable attorney fees, expenses and costs. We are unable to predict the outcome of this lawsuit at this time, but believe that the potential damages recoverable by any single plaintiff against Chief are minimal. However, if the plaintiff class were to prevail on all of its claims, the aggregate amount of damages could be substantial. We are vigorously defending against this action.

     We are also a party to various claims and lawsuits arising in the ordinary course of business, which, in the opinion of management, are not, singularly or in the aggregate, material to our results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     Common Stock Market Prices for our common stock as traded on the New York Stock Exchange as shown on page 14 of the Annual Report to Stockholders for the fiscal year ended August 29, 1998 are incorporated herein by reference.

     At October 20, 1998, we had 3,225 stockholders of record, excluding the number of beneficial owners whose shares were represented by security position listings.

     On May 1, 1998, as a portion of the consideration for the acquisition of the assets of TruckPro Limited Partnership, we transferred to certain owners of TruckPro 30,000 shares of common stock, $0.01 par value. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.


ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data contained in the Ten-Year Review on pages 12 and 13 of the Annual Report to Stockholders for the fiscal year ended August 29, 1998, are incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Financial Review on pages 15 through 17 of the Annual Report to Stockholders for the fiscal year ended August 29, 1998, are incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The section entitled "Financial Market Risk" on page 16 of the Annual Report to Stockholders for the fiscal year ended August 29, 1998, is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and related notes included on pages 18 through 27 and the quarterly summary on page 14 of the Annual Report to Stockholders for the fiscal year ended August 29, 1998, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None



                                PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to Part I of this document and to the definitive Proxy Statement dated October 30, 1998, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 17, 1998.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the definitive Proxy Statement dated October 30, 1998, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 17, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the definitive Proxy Statement dated October 30, 1998, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 17, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the definitive Proxy Statement dated October 30, 1998, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 17, 1998.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)  1.   Financial Statements
          The following financial statements included on pages 18 through 27 in the Annual Report to Stockholders for the fiscal year ended August 29, 1998, are incorporated by reference in Item 8:

          Report of Independent Auditors
          Consolidated Statements of Income for the fiscal years ended
             August 29, 1998, August 30, 1997, and August 31, 1996
          Consolidated Balance Sheets as of August 29, 1998, and August
             30, 1997
          Consolidated Statements of Stockholders' Equity for the fiscal years ended August 29, 1998, August 30, 1997, and August 31,
             1996
          Consolidated Statements of Cash Flows for the fiscal years ended August 29, 1998, August 30, 1997, and August 31, 1996 Notes to Consolidated Financial Statements


     2.   Financial Statement Schedule II - Valuation and Qualifying
          Accounts

        All other schedules are omitted because the information is not required or because the information required is included in the financial statements or notes thereto.

     3.   The following exhibits are filed as a part of this report:

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

          3.3  Amended and Restated By-laws of AutoZone, Inc.

          4.1 Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 2 to the Registration Statement filed on Form S-1 under the Securities Act of 1933 (No. 33-45649).

          4.2  Registration Rights Agreement between AutoZone, Inc. and
               J. Dale Dawson and Judith S. Dawson dated May 1, 1998. Incorporated by reference to the Form 10-Q for the quarter ended May 9, 1998.

          4.3 Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 17, 1998.

         *10.1 Director Stock Option Plan. Incorporated by reference to
               Exhibit 4.1 to the Form S-8 (No. 333-48981) dated March
               31, 1998.

         *10.2 1998 Director Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 (No. 333-48979) dated March 31, 1998.

         *10.3 Amended and Restated Stock Option Plan, as amended on
               February 26, 1991. Incorporated by reference to Exhibit
               10.4 to the Form S-1 (No. 33-39197) filed April 1, 1991.

         *10.4 Amendment No. 1 dated December 18, 1992, to the Amended and Restated Stock Option Plan. Incorporated by reference to Exhibit 10.5 to the Form 10-K for the fiscal year ended August 28, 1993.

         *10.5 Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 22, 1997.

         *10.6 Employment and Non-Compete Agreement between John C.
               Adams, Jr., and AutoZone, Inc., dated June 11, 1997. Incorporated by reference to the Form 10-K for the fiscal year ended August 29, 1997.

         *10.7 Employment and Non-Compete Agreement between Timothy D.
               Vargo, and AutoZone, Inc., dated June 11, 1997.
               Incorporated by reference to the Form 10-K for the fiscal year ended August 29, 1997.

         *10.8 Employment and Non-Compete Agreement between Robert J.
               Hunt, and AutoZone, Inc., dated June 11, 1997.
               Incorporated by reference to the Form 10-K for the fiscal year ended August 29, 1997.

         *10.9 Employment and Non-Compete Agreement between Stephen W.
               Valentine, and AutoZone, Inc., dated July 7, 1997.
               Incorporated by reference to the Form 10-K for the fiscal year ended August 29, 1997.

        *10.10 Employment and Non-Compete Agreement between Harry L.
               Goldsmith, and AutoZone, Inc., dated June 11, 1997. Incorporated by reference to the Form 10-K for the fiscal year ended August 29, 1997.

        *10.11 Executive Incentive Compensation Plan. Incorporated by reference to Exhibit A to the definitive Proxy Statement dated November 14, 1994.

         10.12 Amended and Restated Agreement between J.R. Hyde, III, and AutoZone, Inc., dated October 23, 1997. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1997.

         10.13 Credit Agreement dated as of February 23, 1998 among AutoZone, Inc., the several lenders from time to time party thereto, and NationsBank, N.A. as Agent and SunTrust Bank, Nashville, N.A. as Documentation Agent. Incorporated by reference to Exhibit 10.1 the Form 10-Q for the quarter ended May 9, 1998.

         10.14 Credit Agreement among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent, dated December 20, 1996. Incorporated by reference to the Form 10-Q for the quarter ended February 15, 1997.

         10.15 Amendment No. 1 to Credit Agreement among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent, dated December 20, 1996. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended February 14, 1998.

          13.1 Annual Report to Stockholders for the fiscal year ended August 29, 1998. Incorporated by reference to the Annual Report filed with the Securities and Exchange Commission via EDGAR pursuant to Rule 101(b)(1) of Regulation S-T.

          21.1 Subsidiaries of the Registrant.

          23.1 Consent of Ernst & Young LLP.
__________________
*Management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K.

     The Registrant filed the following reports on Form 8-K during the fiscal quarter ended August 29, 1998:

     1. May 11, 1998: The Registrant reported that it had executed a definitive agreement to acquire the outstanding common stock of Chief Auto Parts Inc.

     2. July 29, 1998: The Registrant reported that it had closed the acquisition of Chief Auto Parts Inc., and filed the purchase agreement as an exhibit.

     3. July 17, 1998: The Registrant filed exhibits on Form 8-K related to its offering of 6 1/2 % Debentures due 2008, registered under the Securities Act of 1933 on Form S-3 (No. 333-58565).

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOZONE, INC.


By: /S/ J.C. ADAMS, JR.                      November 25, 1998
    ---------------------------------
     J.C. Adams, Jr.
     Chairman, Chief Executive Officer
     and Director
     (Principal Executive Officer)


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


SIGNATURE                           TITLE                             DATE

/s/ J.C. ADAMS, JR.                 Chairman, Chief Executive         November 25, 1998
----------------------------        Officer and Director
J.C. Adams, Jr.                     (Principal Executive Officer)


/s/ TIMOTHY D. VARGO                President, Chief Operating        November 25, 1998
----------------------------        Officer, and Director
Timothy D. Vargo


/s/ ROBERT J. HUNT                  Executive Vice President, Chief   November 25, 1998
----------------------------        Financial Officer and Director
Robert J. Hunt                      (Principal Financial Officer)


/s/ MICHAEL E. BUTTERICK            Vice President and Controller     November 25, 1998
----------------------------
Michael E. Butterick                (Principal Accounting Officer)


/s/ ANDREW M. CLARKSON              Director                          November 25, 1998
----------------------------
Andrew M. Clarkson


----------------------------        Director
N. Gerry House


/s/ J.R. HYDE, III                  Director                          November 25, 1998
----------------------------
J.R. Hyde, III


/s/ JAMES F. KEEGAN                 Director                          November 25, 1998
----------------------------
James F. Keegan


/s/ MICHAEL W. MICHELSON            Director                          November 25, 1998
----------------------------
Michael W. Michelson


/s/ RONALD A. TERRY                 Director                          November 25, 1998
----------------------------
Ronald A. Terry


/s/ GEORGE R. ROBERTS               Director                          November 25, 1998
----------------------------
George R. Roberts

SCHEDULE II
                                          AUTOZONE,  INC.
                                VALUATION  AND QUALIFYING  ACCOUNTS
                                          (in thousands)


            COL A                          COL B                      COL C                         COL D             COL E

                                                                    ADDITIONS
                                                      -------------------------------------

                                       Balance               (1)                 (2)
                                     Beginning of     Charged to Costs    Charged to Other       Deductions-       Balance at
        CLASSIFICATION                 Period           and Expenses      Accounts-Describe        Describe       End of Period
        --------------               ------------     ----------------    -----------------      ------------     -------------
Year Ended August 31, 1996:
  Reserve for warranty claims          $12,613            $26,982                                 $25,443 (1)         $14,152
  Other reserves                         9,229                                                                          9,015


Year Ended August 30, 1997:
  Reserve for warranty claims          $14,152            $40,303                                 $35,333 (1)         $19,122
  Other reserves                         9,015                                                                         11,227


Year Ended August 29, 1998:
  Reserve for warranty claims          $19,122            $58,511                                 $56,847 (1)         $20,786
  Other reserves                        11,227                                                                         14,296

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

          3.3  Amended and Restated By-laws of AutoZone, Inc.

          4.1 Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 2 to the Registration Statement filed on Form S-1 under the Securities Act of 1933 (No. 33-45649).

          4.2  Registration Rights Agreement between AutoZone, Inc. and
               J. Dale Dawson and Judith S. Dawson dated May 1, 1998. Incorporated by reference to the Form 10-Q for the quarter ended May 9, 1998.

          4.3 Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 17, 1998.

         *10.1 Director Stock Option Plan. Incorporated by reference to
               Exhibit 4.1 to the Form S-8 (No. 333-48981) dated March
               31, 1998.

         *10.2 1998 Director Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 (No. 333-48979) dated March 31, 1998.

         *10.3 Amended and Restated Stock Option Plan, as amended on
               February 26, 1991. Incorporated by reference to Exhibit
               10.4 to the Form S-1 (No. 33-39197) filed April 1, 1991.

         *10.4 Amendment No. 1 dated December 18, 1992, to the Amended and Restated Stock Option Plan. Incorporated by reference to Exhibit 10.5 to the Form 10-K for the fiscal year ended August 28, 1993.

         *10.5 Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 22, 1997.

         *10.6 Employment and Non-Compete Agreement between John C.
               Adams, Jr., and AutoZone, Inc., dated June 11, 1997. Incorporated by reference to the Form 10-K for the fiscal year ended August 29, 1997.

         *10.7 Employment and Non-Compete Agreement between Timothy D.
               Vargo, and AutoZone, Inc., dated June 11, 1997.
               Incorporated by reference to the Form 10-K for the fiscal year ended August 29, 1997.

         *10.8 Employment and Non-Compete Agreement between Robert J.
               Hunt, and AutoZone, Inc., dated June 11, 1997.
               Incorporated by reference to the Form 10-K for the fiscal year ended August 29, 1997.

         *10.9 Employment and Non-Compete Agreement between Stephen W.
               Valentine, and AutoZone, Inc., dated July 7, 1997.
               Incorporated by reference to the Form 10-K for the fiscal year ended August 29, 1997.

        *10.10 Employment and Non-Compete Agreement between Harry L.
               Goldsmith, and AutoZone, Inc., dated June 11, 1997. Incorporated by reference to the Form 10-K for the fiscal year ended August 29, 1997.

        *10.11 Executive Incentive Compensation Plan. Incorporated by reference to Exhibit A to the definitive Proxy Statement dated November 14, 1994.

         10.12 Amended and Restated Agreement between J.R. Hyde, III, and AutoZone, Inc., dated October 23, 1997. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1997.

         10.13 Credit Agreement dated as of February 23, 1998 among AutoZone, Inc., the several lenders from time to time party thereto, and NationsBank, N.A. as Agent and SunTrust Bank, Nashville, N.A. as Documentation Agent. Incorporated by reference to Exhibit 10.1 the Form 10-Q for the quarter ended May 9, 1998.

         10.14 Credit Agreement among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent, dated December 20, 1996. Incorporated by reference to the Form 10-Q for the quarter ended February 15, 1997.

         10.15 Amendment No. 1 to Credit Agreement among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent, dated December 20, 1996. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended February 14, 1998.

          13.1 Annual Report to Stockholders for the fiscal year ended August 29, 1998. Incorporated by reference to the Annual Report filed with the Securities and Exchange Commission via EDGAR pursuant to Rule 101(b)(1) of Regulation S-T.

          21.1 Subsidiaries of the Registrant.

          23.1 Consent of Ernst & Young LLP.
__________________
*Management contract or compensatory plan or arrangement.