Form 10-Q
period 1998-11-21
AUTOZONE INC
filed 1999-01-05
CIK 866787

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended November 21, 1998, or

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

  Common Stock, $.01 Par Value - 149,995,940 shares as of December 31, 1998.

PART I. ITEM 1.
                              AUTOZONE, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           Nov. 21,                Aug. 29,
                                                             1998                    1998
                                                           --------                --------
                                                         (Unaudited)
                                                                    (in thousands)
ASSETS
Current assets:
 Cash and cash equivalents                           $       7,060            $       6,631
  Accounts receivable                                       39,735                   42,252
  Merchandise inventories                                1,004,976                  966,560
  Prepaid expenses                                          33,161                   37,532
  Deferred income taxes                                     53,089                   61,964
  Income taxes receivable                                                             2,151
                                                         ---------                ---------
    Total current assets                                 1,138,021                1,117,090

Property and equipment:
  Property and equipment                                 1,941,230                1,778,485
  Less accumulated depreciation and amortization           366,693                  350,979
                                                         ---------                ---------
                                                         1,574,537                1,427,506

Other assets:
  Cost in excess of net assets acquired                    180,245                  181,315
  Deferred income taxes                                     22,084                    3,510
  Other assets                                              25,360                   18,692
                                                           -------                   ------
                                                           227,689                  203,517
                                                           -------                  -------
                                                       $ 2,940,247              $ 2,748,113
                                                       ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $    659,926             $    683,372
  Accrued expenses                                         159,347                  176,457
  Income taxes payable                                      35,110
                                                           -------                  -------
    Total current liabilities                              854,383                  859,829

Long-term debt                                             745,091                  545,067
Other liabilities                                           37,170                   41,160
Stockholders' equity                                     1,303,603                1,302,057
                                                         ---------              -----------
                                                       $ 2,940,247              $ 2,748,113
                                                       ===========              ===========

See Notes to Condensed Consolidated Financial Statements

                              AUTOZONE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)

                                                          Twelve Weeks Ended
                                                   --------------------------------
                                                   Nov. 21,                Nov. 22,
                                                      1998                    1997
                                                   --------                --------
                                              (in thousands, except per share amounts)

Net sales                                         $  900,949             $  675,274
Cost of sales, including
warehouse and delivery expenses                      524,467                394,833
Operating, selling, general and
  administrative expenses                            286,667                201,793
                                                     -------                -------
Operating profit                                      89,815                 78,648
Interest expense                                       8,515                  2,502
                                                      ------                 ------
Income before income taxes                            81,300                 76,146
Income taxes                                          30,000                 28,600
                                                      ------                 ------
    Net income                                    $   51,300              $  47,546
                                                  ==========               ========
Weighted average shares
    for basic earnings per share                     150,762                151,697
Effect of dilutive stock options                         806                  2,126
                                                      ------                -------
Adjusted weighted average shares
    for diluted earnings per share                   151,568                153,823
                                                     =======                =======

Basic earnings per share                              $ 0.34                 $ 0.31
                                                      ======                 ======
Diluted earnings per share                            $ 0.34                 $ 0.31
                                                      ======                 ======

See Notes to Condensed Consolidated Financial Statements

                              AUTOZONE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                Twelve Weeks Ended
                                                          ---------------------------------
                                                              Nov. 21,                 Nov. 22,
                                                                 1998                     1997
                                                             --------                 --------
                                                                        (in thousands)
Cash flows from operating activities:
  Net income                                               $    51,300              $    47,546
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                             28,264                   19,630
      Net increase in merchandise inventories                  (38,416)                 (15,413)
      Net increase in current liabilities                       13,240                   10,450
      Other - net                                              (13,486)                  (5,755)
                                                              --------                  -------
        Net cash provided by operating activities               40,902                   56,458

Cash flows from investing activities:
  Cash outflows for property
    and equipment, net                                        (190,743)                 (70,373)

Cash flows from financing activities:
  Net proceeds from debt                                       200,024                    4,600
  Purchase of Treasury Stock                                   (50,300)
  Proceeds from sale of Common Stock, including
     related tax benefit                                           546                    9,012
                                                               -------                   ------
        Net cash provided by financing activities              150,270                   13,612
                                                               -------                   ------
Net increase (decrease) in cash and cash equivalents               429                    (303)
Cash and cash equivalents at beginning of period                 6,631                    4,668
                                                               -------                   ------
Cash and cash equivalents at end of period                 $     7,060              $     4,365
                                                           ===========              ===========


See Notes to Condensed Consolidated Financial Statements

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note A-Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ended November 21, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 1999. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended August 29, 1998.

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

NOTE C-FINANCING ARRANGEMENTS

     The Company's long-term debt as of November 21, 1998 and August 29, 1998 consisted of the following:

                                                 NOV. 21,        Aug. 29,
                                                    1998            1998
                                                  ------        --------

        6.5% Debentures due  July 15, 2008      $200,000        $200,000

        6% Notes due November 1, 2003            150,000

        Commercial Paper, 5.7% weighted
           average rate                           10,868         305,000

        Unsecured bank loan, floating
           interest rate averaging 5.4%
           at November 21, 1998 and 5.8%
           at August 29, 1998                    378,500          34,050

        Other                                      5,723           6,017
                                                 -------          ------
                                                $745,091        $545,067


     In October 1998, the Company sold $150 million of 6% Notes due November 2003 at a discount. Interest on the Notes is payable semi-annually on May 1 and November 1 each year, beginning May 1, 1999. In July 1998, the Company sold $200 million of 6.5% Debentures due July 2008 at a discount. Interest on the Debentures is payable semi-annually on January 15 and July 15 of each year, beginning January 15, 1999. Proceeds from the Notes and Debentures were used to repay portions of the Company's long-term variable rate bank debt and for general corporate purposes.

     The Company has a commercial paper program that allows borrowing up to $500 million. In connection with the program, the Company has a credit facility with a group of banks for up to $350 million which extends until December 2001 and a 364-day $150 million credit facility with another group of banks. The 364-day facility includes a renewal feature as well as an option to extinguish the outstanding debt one year from the maturity date. Borrowings under the commercial paper program reduce availability under the credit facilities. Outstanding commercial paper and revolver borrowings at November 21, 1998 are classified as long-term debt as it is the Company's intention to refinance them on a long-term basis.

     Additionally, the Company has a credit facility with a bank for up to $150 million which extends until May 1999. The Company also has a negotiated rate unsecured revolving credit agreement totaling $25 million which extends until March 1999. There were no amounts outstanding under these agreements at November 21, 1998.

     The rate of interest payable under the revolving credit agreements is a function of the London Interbank Offered Rate (LIBOR) or the lending bank's base rate (as defined in the agreement) at the option of the Company. In addition, the $350 million credit facility contains a competitive bid rate option. All of the revolving credit facilities contain a covenant limiting the amount of debt the Company may incur relative to its total capitalization.

NOTE D-STOCKHOLDERS' EQUITY

     The Company presents basic and diluted earnings per share (EPS) in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options.

    In October 1998, the Company announced Board approval to repurchase up to $150 million of common stock in the open market. This is in addition to the $100 million repurchase approved in January 1998. Since January 1998, approximately $79 million of common stock has been repurchased under the plan.

NOTE E-COMPREHENSIVE INCOME

     As of August 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to stockholders' equity, bypassing net income. There are no such items currently applicable to the Company and therefore comprehensive income for the periods presented equals net income.

     The adoption of this Statement had no effect on the Company's results of operations or financial position.

NOTE F-CONTINGENCIES

     Chief Auto Parts Inc., a wholly owned subsidiary of the Company, is a defendant in a class action lawsuit entitled "Doug Winfrey, et al. on their own behalf and on behalf of a class and all others similarly situated, v. Chief Auto Parts Inc. et al.," filed in the Superior Court of California, County of San Joaquin on August 22, 1995 and then transferred to The Superior Court of California, County of San Francisco on October 26, 1995. The Superior Court denied the plaintiff's motion for class certification on December 7, 1996. On February 6, 1998, the Court of Appeals reversed the Superior Court's order denying class certification and remanded the case to the Superior Court for further proceedings. On November 16, 1998 the Superior Court certified the class as all persons considered by Chief to be non-exempt hourly employees who, from August 22, 1991 to the present, either work or did work in one of Chief's California retail stores, in excess of total work time of three and one-half (3.5) hours in any one work day and who were denied an off-duty rest break.

     In the complaint, the plaintiffs allege that Chief had a policy and practice of denying hourly employees in California mandated rest periods during their scheduled hours of work. The plaintiffs are seeking damages, restitution, disgorgement of profits, statutory penalties, declaratory relief, injunctive relief, prejudgment interest, and reasonable attorneys' fees, expenses and costs. Management is unable to predict the outcome of this lawsuit at this time. The Company believes that the potential damages recoverable by any single plaintiff against Chief are minimal. However, if the plaintiff class were to prevail on all their claims, the amount of damages could be substantial. The Company is vigorously defending against this action.

     AutoZone, Inc., is a defendant in a lawsuit entitled "Melvin Quinnie and Zachery P. Brown on behalf of all other similarly situated v. AutoZone, Inc., and DOES 1 through 100, inclusive" filed in the Superior Court of California, County of Los Angeles, on November 13, 1998. The plaintiffs claim that the defendants failed to pay overtime to store managers as required by California law and failed to pay terminated managers in a timely manner as required by California law. The plaintiffs are seeking injunctive relief, restitution, statutory penalties, prejudgment interest, and reasonable attorneys' fees, expenses and costs. Management is unable to predict the outcome of this lawsuit at this time. The Company is vigorously defending against this action.

     The Company currently, and from time to time, is involved in various legal proceedings incidental to the conduct of its business. Although the amount of liability that may result from these proceedings cannot be ascertained, the Company does not currently believe that, in the aggregate, they will result in liabilities material to the Company's financial condition or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  TWELVE WEEKS ENDED NOVEMBER 21, 1998, COMPARED TO
  TWELVE WEEKS ENDED NOVEMBER 22, 1997

     Net sales for the twelve weeks ended November 21, 1998 increased by $225.7 million, or 33.4%, over net sales for the comparable period of fiscal 1998. This increase was due to a comparable store sales increase of 3%, and increases in net sales for stores opened or acquired since the beginning of fiscal 1998. At November 21, 1998 the Company had 2,623 stores in operation compared with 1,772 stores at November 22, 1997.

     Gross profit for the twelve weeks ended November 21, 1998, was $376.5 million, or 41.8% of net sales, compared with $280.4 million, or 41.5% of net sales, during the comparable period for fiscal 1998. The increase in the gross profit percentage was due primarily to higher battery and commodity gross margins.

     Operating, selling, general and administrative expenses for the twelve weeks ended November 21, 1998 increased by $84.9 million over such expenses for the comparable period for fiscal 1998, and increased as a percentage of net sales from 29.9% to 31.8%. The increase in the expense ratio was due primarily to higher payroll and occupancy costs, primarily in recently acquired stores, and acquisition integration activities.

     Interest expense for the twelve weeks ended November 21, 1998 was $8.5 million compared with $2.5 million during the comparable period of 1998. The increase in interest expense was primarily due to higher levels of borrowings as a result of the acquisitions.

      The Company's effective income tax rate was 36.9% of pre-tax income for the twelve weeks ended November 21, 1998 and 37.6 % for the twelve weeks ended November 22, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     For the twelve weeks ended November 21, 1998, net cash of $40.9 million was provided by the Company's operations versus $56.5 million for the comparable period of fiscal year 1998. The comparative decrease in cash provided by operations was due primarily to increased inventory requirements for new store expansion in comparison to the twelve weeks ended November 22, 1997.

     Capital expenditures for the twelve weeks ended November 21, 1998 were $190.7 million, including approximately $108 million for the acquisition of real estate for 100 Express auto parts store locations from Pep Boys. Year-to-date, the Company opened 63 net new auto parts stores including 3 stores that replaced existing stores. Additionally, the Company closed 97 auto parts stores in conjunction with its acquisition integration activities. The Express locations were not open at the end of the quarter and therefore not included in the store count. These stores will be remodeled and opened during the second and third quarters of fiscal 1999. The Company expects to operate between 2,800 and 2,850 auto parts stores at the end of the fiscal year.

The Company anticipates that it will continue to generate significant operating cash flow. The Company foresees no difficulty in obtaining long-term financing in view of its credit rating and favorable experiences in the debt market in the past.

     In October 1998, the Company sold $150 million of 6% Notes due November 2003 at a discount. Interest on the Notes is payable semi-annually on May 1 and November 1 each year, beginning May 1, 1999. In July 1998, the Company sold $200 million of 6.5% Debentures due July 2008 at a discount. Interest on the Debentures is payable semi-annually on January 15 and July 15 of each year, beginning January 15, 1999. Proceeds from the Notes and Debentures were used to repay portions of the Company's long-term variable rate bank debt and for general corporate purposes.

     The Company has a commercial paper program that allows borrowing up to $500 million. In connection with the program, the Company has a credit facility with a group of banks for up to $350 million which extends until December 2001 and a 364-day $150 million credit facility with another group of banks. The 364-day facility includes a renewal feature as well as an option to extinguish the outstanding debt one year from the maturity date. Borrowings under the commercial paper program reduce availability under the credit facilities. At November 21, 1998, the Company had total commercial paper and revolving credit borrowings of $389.4 million. Outstanding commercial paper and revolver borrowings at November 21, 1998 are classified as long-term debt as it is the Company's intention to refinance them on a long-term basis.

     Additionally, the Company has a credit facility with a bank for up to $150 million which extends until May 1999. The Company also has a negotiated rate unsecured revolving credit agreement totaling $25 million which extends until March 1999. At November 21, 1998, there were no amounts outstanding under these agreements.

ACCOUNTING PRONOUNCEMENTS

     In March 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use." The Company adopted this SOP beginning August 30, 1998. The SOP will require the capitalization of certain costs incurred in connection with developing or obtaining software for internal-use. Currently, costs related to developing internal-use software are expensed as incurred. The adoption of SOP 98-1 is not anticipated to have a material impact on the Company's results of operations or financial position.

YEAR 2000 READINESS DISCLOSURE

     The Company began addressing the Year 2000 issue in June 1996 and implemented a formal Year 2000 project office in May 1997. As of November 21, 1998 the Company anticipates completing the conversion and testing of all known programs by July 31, 1999.

     The total estimated cost of the Year 2000 project is $12 million, which is being expensed as incurred. All of the related costs are being funded through operating cash flows. These costs are less than 10% of the overall information technology budget. No major information technology projects or programs have been deferred.

     In addition to internal activities, the Company is addressing Year 2000 issues which do not normally fall under information technology such as embedded chip equipment and the compliance status of business partners. Although the Company believes that the ongoing assessment and testing will minimize the Company's risks, there is no guarantee that there will not be an adverse effect on the Company if third parties, such as merchandise vendors, service providers, or utility companies are not Year 2000 compliant.

     Although the Company does not anticipate any major business disruptions as a result of Year 2000 issues, it is possible that certain disruptions may occur including loss of communications with stores, distribution centers, or business partners; inability to process transactions in a timely manner or loss of power. The Company is currently developing contingency plans, which should be finalized by July 31, 1999. Elements of the Company's contingency plans may include: switching vendors, back-up systems, or manual processes, and the stockpiling of certain products prior to the Year 2000.

     The cost of conversion and the completion date are based on management's best estimates and may be updated as additional information becomes available.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth, domestic and international development and expansion strategy, and future performance. The forward-looking statements are subject to risks, uncertainties and assumptions including, without limitation, competition, product demand, the domestic and international economies, government regulations and approvals, inflation, the ability to hire and retain qualified employees, the ability to convert acquired stores in a profitable and timely manner, consumer debt levels and the weather. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section in the Annual Report on Form 10-K for fiscal year ended August 29, 1998, for more details.


PART II.  OTHER  INFORMATION

Item 1. Legal Proceeding

     Chief Auto Parts Inc., a wholly owned subsidiary of the Company, is a defendant in a class action lawsuit entitled "Doug Winfrey, et al. on their own behalf and on behalf of a class and all others similarly situated, v. Chief Auto Parts Inc. et al.," filed in the Superior Court of California, County of San Joaquin on August 22, 1995 and then transferred to The Superior Court of California, County of San Francisco on October 26, 1995. The Superior Court denied the plaintiff's motion for class certification on December 7, 1996. On February 6, 1998, the Court of Appeals reversed the Superior Court's order denying class certification and remanded the case to the Superior Court for further proceedings. On November 16, 1998 the Superior Court certified the class as all persons considered by Chief to be non-exempt hourly employees who, from August 22, 1991 to the present, either work or did work in one of Chief's California retail stores, in excess of total work time of three and one-half (3.5) hours in any one work day and who were denied an off-duty rest break.

     In the complaint, t he plaintiffs allege that Chief had a policy and practice of denying hourly employees in California mandated rest periods during their scheduled hours of work. The plaintiffs are seeking damages, restitution, disgorgement of profits, statutory penalties, declaratory relief, injunctive relief, prejudgment interest, and reasonable attorneys' fees, expenses and costs. Management is unable to predict the outcome of this lawsuit at this time. The Company believes that the potential damages recoverable by any single plaintiff against Chief are minimal. However, if the plaintiff class were to prevail on all their claims, the amount of damages could be substantial. The Company is vigorously defending against this action.

     AutoZone, Inc., is a defendant in a lawsuit entitled "Melvin Quinnie and Zachery P. Brown on behalf of all other similarly situated v. AutoZone, Inc., and DOES 1 through 100, inclusive" filed in the Superior Court of California, County of Los Angeles, on November 13, 1998. The plaintiffs claim that the defendants failed to pay overtime to store managers as required by California law and failed to pay terminated managers in a timely manner as required by California law. The plaintiffs are seeking injunctive relief, restitution, statutory penalties, prejudgment interest, and reasonable attorneys' fees, expenses and costs. Management is unable to predict the outcome of this lawsuit at this time. The Company is vigorously defending against this action.

     The Company currently, and from time to time, is involved in various legal proceedings incidental to the conduct of its business. Although the amount of liability that may result from these proceedings cannot be ascertained, the Company does not currently believe that, in the aggregate, they will result in liabilities material to the Company's financial condition or results of operations.


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

     3.3 Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.3 to the Form 10-K for the fiscal year ended August 29, 1998.

     10.1 Credit Agreement among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent, dated December 20, 1996. Incorporated by reference to the Form 10-Q for the quarter ended February 15, 1997.

     10.2 Amendment No. 1, dated February 10, 1998, to Credit Agreement among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent, dated December 20, 1996. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended February 14, 1998.

     10.3 Amendment No. 2 to Credit Agreement among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent and SunTrust Bank, Nashville, N.A., as Co-Agent, dated November 13, 1998.

     10.4 Credit Agreement, dated October 20, 1998, between AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, and NationsBank, N.A., as Agent.

     10.5 Credit Agreement, dated November 13, 1998, between AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A., as Documentation Agent.

     27.1 Financial Data Schedule (SEC Use Only).

(b) On October 21, 1998, the Company filed a Current Report on Form 8-K to (a) file its audited financial statements for the fiscal year ended August 29, 1998, and (b) announce that its Board of Directors had approved repurchasing an additional $150 million of the Company's common stock

                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AUTOZONE, INC.


                         By: /S/ ROBERT J. HUNT
                             ----------------------
                         Robert J. Hunt
                         Executive Vice President and
                         Chief Financial Officer-Customer Satisfaction (Principal Financial Officer)


                         By: /S/ MICHAEL E. BUTTERICK
                            ------------------------
                         Michael E. Butterick
                         Vice President, Controller-Customer Satisfaction (Principal Accounting Officer)


Dated:  January 5, 1999

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

3.3 Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.3 to the Form 10-K for the fiscal year ended August 29, 1998.

10.1 Credit Agreement among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent, dated December 20, 1996. Incorporated by reference to the Form 10-Q for the quarter ended February 15, 1997.

10.2 Amendment No. 1, dated February 10, 1998, to Credit Agreement among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent, dated December 20, 1996. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended February 14, 1998.

10.3 Amendment No. 2 to Credit Agreement among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent and SunTrust Bank, Nashville, N.A., as Co-Agent, dated November 13, 1998.

10.4 Credit Agreement, dated October 20, 1998, between AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, and NationsBank, N.A., as Agent.

10.5 Credit Agreement, dated November 13, 1998, between AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A., as Documentation Agent.

27.1 Financial Data Schedule (SEC Use Only).