Form 10-Q
period 1999-02-13
AUTOZONE INC
filed 1999-03-30
CIK 866787

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the quarterly period ended February 13, 1999, or

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

  Common Stock, $.01 Par Value - 149,630,668 shares as of March 22, 1999.

                                AUTOZONE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                             FEB. 13,                     AUG. 29,
                                                               1999                         1998
                                                             --------                     --------
                                                           (UNAUDITED)
                                   ASSETS
Current assets:
   Cash and cash equivalents                            $     6,320            $     6,631
   Accounts receivable                                       39,997                 42,252
   Merchandise inventories                                  995,825                966,560
   Prepaid expenses                                          29,161                 37,532
   Deferred income taxes                                     73,785                 61,964
   Income tax receivable                                                             2,151
                                                        -----------            -----------
   Total current assets                                   1,145,088              1,117,090

Property and equipment:
   Property and equipment                                 1,995,700              1,778,485
   Less accumulated depreciation and amortization           395,499                350,979
                                                        -----------            -----------
                                                          1,600,201              1,427,506

Other assets:
   Cost in excess of net assets acquired                    280,844                181,315
   Deferred income taxes                                     52,776                  3,510
   Other assets                                              15,423                 18,692
                                                        -----------            -----------
                                                            349,043                203,517
                                                        -----------            -----------
                                                        $ 3,094,332            $ 2,748,113
                                                        ===========            ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $   634,917            $   683,372
   Accrued expenses                                         201,561                176,457
   Income taxes payable                                       8,892
                                                        -----------            -----------
      Total current liabilities                             845,370                859,829

Long-term debt                                              839,427                545,067
Other liabilities                                            90,281                 41,160
Stockholders' equity                                      1,319,254              1,302,057
                                                        -----------            -----------
                                                        $ 3,094,332            $ 2,748,113
                                                        ===========            ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                AUTOZONE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                                 TWELVE WEEKS ENDED                  TWENTY-FOUR WEEKS ENDED
                                            ---------------------------          ------------------------------
                                            Feb. 13,            Feb. 14,           Feb. 13,            Feb. 14,
                                              1999                1998               1999                1998
                                            --------            --------           -------             --------
Net sales                                 $ 852,538          $  607,097         $ 1,753,487         $ 1,282,371
Cost of sales, including warehouse
   and delivery expenses                    499,045             353,416           1,023,512             748,249
Operating, selling, general and
   administrative expenses                  286,220             195,599             572,887             397,392
                                           --------            --------         -----------         -----------
Operating profit                             67,273              58,082             157,088             136,730
Interest expense                             10,234               3,028              18,749               5,530
                                           --------            --------         -----------         -----------
Income before income taxes                   57,039              55,054             138,339             131,200
Income taxes                                 21,000              20,700              51,000              49,300
                                           --------            --------         -----------         -----------
Net income                                 $ 36,039          $   34,354         $    87,339         $    81,900
                                           ========          ==========         ===========         ===========

Weighted average shares
   for basic earnings per share             149,929             152,061             150,345             151,879
Effect of dilutive stock options              1,740               1,640               1,274               1,883
                                           --------          ----------         -----------         -----------
Adjusted weighted average shares
for diluted earnings per share              151,669             153,701             151,619             153,762
                                           ========          ==========         ===========         ===========

Basic earnings per share                   $   0.24          $     0.23         $      0.58         $      0.54
                                           ========          ==========         ===========         ===========

Diluted earnings per share                 $   0.24          $     0.22         $      0.58         $      0.53
                                           ========          ==========         ===========         ===========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                AUTOZONE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                        TWENTY-FOUR WEEKS ENDED
                                                                    -------------------------------
                                                                    FEB. 13,                FEB. 14,
                                                                      1999                    1998
                                                                    --------               --------
Cash flows from operating activities:
   Net income                                                     $  87,339               $  81,900
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                56,675                  40,092
        Net increase in merchandise inventories                     (66,374)                (10,360)
        Net decrease in current liabilities                         (45,872)                (59,134)
        Other - net                                                   8,817                  (3,639)
                                                                   --------               ---------
        Net cash provided by operating activities                    40,585                  48,859

Cash flows from investing activities:
   Cash outflows for property and equipment, net                   (265,114)               (125,595)

Cash flows from financing activities:
   Net proceeds from debt                                           294,360                  65,400
   Proceeds from sale of Common Stock,
     including related tax benefit                                    7,340                  11,471
   Purchase of treasury stock                                       (77,482)
                                                                  ---------               ---------
   Net cash provided by financing activities                        224,218                  76,871
                                                                  ---------               ---------
   Net increase/(decrease) in cash and cash equivalents                (311)                    135
   Cash and cash equivalents at beginning of period                   6,631                   4,668
                                                                  ---------               ---------
Cash and cash equivalents at end of period.                       $   6,320               $   4,803
                                                                  =========               =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


NOTE A-BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ended February 13, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 1999. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended August 29, 1998.

NOTE B-INVENTORIES

     Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs.

NOTE C-FINANCING ARRANGEMENTS

     The Company's long-term debt as of February 13, 1999 and August 29, 1998 consisted of the following:


                                        FEB. 13,        Aug. 29,
                                          1999            1998
                                        --------        --------

6.5% Debentures due                    $ 200,000       $ 200,000
July 15, 2008

6% Notes due November 1, 2003            150,000

Commercial paper, weighted
average rate of 5% at February
13, 1999, and 5.7% at August             344,850         305,000
29, 1998

Unsecured bank loan,
floating interest
rate averaging 5.3% at February
13, 1999, and 5.8% at August 29,
1998                                     139,000          34,050

Other                                      5,577           6,017
                                         -------         -------
                                       $ 839,427       $ 545,067


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

     The Company has a commercial paper program that allows borrowing up to $500 million. In connection with the program, the Company has a credit facility with a group of banks for up to $350 million which extends until 2001 and a 364-day $150 million credit facility with another group of banks. The 364-day facility includes a renewal feature as well as an option to extinguish the outstanding debt one year from the maturity date. Borrowings under the commercial paper program reduce availability under the credit facilities. Outstanding commercial paper and revolver borrowings at February 13, 1999, are classified as long-term debt as it is the Company's intention to refinance them on a long-term basis.

     Additionally, the Company has a credit facility with a bank for up to $150 million which extends until May 1999. The Company also has a negotiated rate unsecured revolving credit agreement totaling $25 million which extends until March 1999. At February 13, 1999 there were no amounts outstanding under these agreements.

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

    In October 1998, the Company announced Board approval to repurchase up to $150 million of common stock in the open market. This is in addition to the $100 million repurchase approved in January 1998. Since January 1998, approximately $106 million of common stock has been repurchased under the plan.

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

NOTE F-BUSINESS COMBINATIONS

   The Company continues to assess the fair value of the assets and liabilities acquired during fiscal 1998. The adjustment, as a result of this analysis, is as follows (in thousands):


                                             INCREASE/
                                             (DECREASE)

        Inventory                           $ (37,109)
        Property and equipment                (37,916)
        Goodwill                              101,677
        Other assets                          (11,201)
        Deferred income tax asset              65,387
        Current liabilities                   (33,564)
        Other liabilities                     (47,274)


   The purchase price for Chief Auto Parts Inc. has been preliminarily allocated in the consolidated financial statements and the final adjustment may differ from the preliminary allocation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TWELVE WEEKS ENDED FEBRUARY 13, 1999, COMPARED TO
  TWELVE WEEKS ENDED FEBRUARY 14, 1998

     Net sales for the twelve weeks ended February 13, 1999 increased by $245.4 million, or 40.4%, over net sales for the comparable period of fiscal 1998. This increase was due to a comparable store sales increase of 8%, and increases in net sales for stores opened or acquired since the beginning of fiscal 1998. At February 13, 1999, the Company had 2,700 stores in operation compared with 1,824 stores at February 14, 1998.

     Gross profit for the twelve weeks ended February 13, 1999, was $353.5 million, or 41.5% of net sales, compared with $253.7 million, or 41.8% of net sales, during the comparable period for fiscal 1998. The decrease in the gross profit percentage was due primarily to higher distribution costs and shrink at acquired stores as they are being converted to the AutoZone systems and format as well as the acquisition of TruckPro which operates at a lower gross margin. TruckPro was acquired in the third quarter of fiscal 1998.

     Operating, selling, general and administrative expenses for the twelve weeks ended February 13, 1999 increased by $90.6 million over such expenses for the comparable period for fiscal 1998, and increased as a percentage of net sales from 32.2% to 33.6%. The increase in the expense ratio was due primarily to higher payroll and occupancy costs, principally in recently acquired stores, and acquisition integration activities.

     Interest expense for the twelve weeks ended February 13, 1999 was $10.2 million compared with $3.0 million during the comparable period of 1998. The increase in interest expense was primarily due to higher levels of borrowings as a result of the acquisitions and stock repurchases.

      The Company's effective income tax rate was 36.8% of pre-tax income for the twelve weeks ended February 13, 1999 and 37.6% for the twelve weeks ended February 14, 1998.

TWENTY-FOUR WEEKS ENDED FEBRUARY 13, 1999, COMPARED TO
  TWENTY-FOUR WEEKS ENDED FEBRUARY 14, 1998

     Net sales for the twenty-four weeks ended February 13, 1999, increased by $471.1 million, or 36.7%, over net sales for the comparable period of fiscal 1998. This increase was due to a comparable store sales increase of 5%, and increases in net sales for stores opened or acquired since the beginning of fiscal 1998.

     Gross profit for the twenty-four weeks ended February 13, 1999, was $730.0 million, or 41.6% of net sales, compared with $534.1 million, or 41.7% of net sales, during the comparable period for fiscal 1998. The decrease in the gross profit percentage was due primarily to acquisition integration costs and lower gross margins in the truck parts business.

     Operating, selling, general and administrative expenses for the twenty-four weeks ended February 13, 1999 increased by $175.5 million over such expenses for the comparable period for fiscal 1998, and increased as a percentage of net sales from 31.0% to 32.7%. The increase in the expense ratio was due primarily to integration costs associated with acquisitions.

     The Company's effective income tax rate was 36.9% of pre-tax income for the twenty-four weeks ended February 13, 1999 and 37.6% for the twenty-four weeks ended February 14, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     For the twenty-four weeks ended February 13, 1999, net cash of $40.6 million was provided by the Company's operations versus $48.9 million for the comparable period of fiscal year 1998. The comparative decrease in cash provided by operations is due primarily to working capital requirements in acquired businesses.

     Capital expenditures for the twenty-four weeks ended February 13, 1999 were $265.1 million, including approximately $108 million for acquisition of real estate for 100 Express auto parts stores from Pep Boys. The Company anticipates that capital expenditures for fiscal 1999 will be approximately $425 million. Year to date, the Company opened 170 gross new AutoZone stores, including 54 former Pep Boys Express stores. Additionally, the Company replaced 25 stores and closed 102 auto parts stores in conjunction with its acquisition integration activities. The Company expects to operate between 2,700 and 2,800 auto parts stores at the end of the fiscal year.

     The Company anticipates that it will continue to generate significant operating cash flow. The Company foresees no difficulty in obtaining long-term financing in view of its credit rating and favorable experiences in the debt market in the past.

     In October 1998, the Company sold $150 million of 6% Notes due November 1, 2003, at a discount. Interest on the Notes is payable semi-annually on May 1 and November 1 each year, beginning May 1, 1999. In July 1998, the Company sold $200 million of 6.5% Debentures due July 15, 2008, at a discount. Interest on the Debentures is payable semi-annually on January 15 and July 15 of each year, beginning January 15, 1999. Proceeds from the Notes and Debentures were used to repay portions of the Company's long-term variable rate bank debt and for general corporate purposes.

     The Company has a commercial paper program that allows borrowing up to $500 million. In connection with the program, the Company has a credit facility with a group of banks for up to $350 million which extends until December 2001 and a 364-day $150 million credit facility with another group of banks. The 364-day facility includes a renewal feature as well as an option to extinguish the outstanding debt one year from the maturity date. Borrowings under the commercial paper program reduce availability under the credit facilities. Outstanding commercial paper and revolver borrowings at February 13, 1999, of $483.9 million are classified as long-term debt as it is the Company's intention to refinance them on a long-term basis.

     Additionally, the Company has a credit facility with a bank for up to $150 million which extends until May 1999. The Company also has a negotiated rate unsecured revolving credit agreement totaling $25 million which extends until March 1999. At February 13, 1999 there were no amounts outstanding under these agreements.

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

YEAR 2000 READINESS DISCLOSURE

     The Company began addressing the Year 2000 issue in June 1996 and implemented a formal Year 2000 project office in May 1997. As of February 13, 1999, the Company anticipates completing the conversion and testing of all known programs by July 31, 1999.

     The total estimated cost of the Year 2000 project is $12 million, which is being expensed as incurred. All of the related costs are being funded through operating cash flows. These costs are an immaterial part of the overall information technology budget. No major information technology projects or programs have been deferred.

     In addition to internal activities, the Company is addressing Year 2000 issues which do not normally fall under information technology such as embedded chip equipment and the compliance status of business partners. Although the Company believes that the ongoing assessment and testing will minimize the Company's risks, there is no guarantee that there will not be an adverse effect on the Company if third parties, such as merchandise vendors, service providers, or utility companies, are not Year 2000 compliant.

     Although the Company does not anticipate any major business disruptions as a result of Year 2000 issues, it is possible that certain disruptions may occur including loss of communications with stores, distribution centers, or business partners, inability to process transactions in a timely manner or loss of power. The Company is currently developing contingency plans which should be finalized by July 31, 1999. Elements of the Company's contingency plans may include: switching vendors, implementing back-up systems or manual processes, and the stockpiling of certain products prior to the Year 2000.

     The cost of conversion and the completion date are based on management's best estimates and may be updated as additional information becomes available.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth, domestic and international development and expansion strategy, and future performance. The forward-looking statements are subject to risks, uncertainties and assumptions including, without limitation, competition, product demand, domestic and international economies, government approvals, inflation, the ability to hire and retain qualified employees, the ability to convert acquired stores in a profitable and timely manner, consumer debt levels and the weather. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section in the Annual Report on Form 10-K for fiscal year ended August 29, 1998, for more details.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Stockholders was held on December 17, 1998.

(b)  Not applicable.

(c) 1. Election of Directors. All nominees for director were elected pursuant to the following vote:


        NOMINEE                   VOTES FOR           VOTES WITHHELD
        -------                  -----------          --------------
        Johnston C. Adams, Jr.   131,421,369            1,853,614
        Andrew M. Clarkson       131,370,458            1,904,525
        N. Gerry House           130,986,603            2,288,380
        Robert J. Hunt           131,414,610            1,860,373
        J.R. Hyde, III           131,370,992            1,903,991
        James F. Keegan          131,337,719            1,937,264
        Michael W. Michelson     131,348,241            1,926,742
        Ronald A. Terry          131,360,113            1,914,870
        Timothy D. Vargo         131,420,042            1,854,941


     2. Approval of the amendment to the Amended and Restated 1996 Stock Option Plan: 107,103,729 votes in favor, 25,807,388 votes against, and 363,866 shares abstained from voting.

     3.   Approval of Ernst & Young LLP as independent auditors:
          132,993,467 votes in favor, 38,429 votes against, and 243,087 shares abstained from voting.

(d)  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report:

     3.1  Restated Articles of Incorporation of AutoZone, Inc.

     3.2 Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.3 to the Form 10-K for the fiscal year ended August 29, 1998.

     27.1 Financial Data Schedule (SEC Use Only).

(b) AutoZone, Inc., did not file any reports on Form 8-K during the fiscal quarter ended February 13, 1999.

                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AUTOZONE, INC.



                         By: /s/ Robert J. Hunt
                         -------------------------------
                         Robert J. Hunt
                         Executive Vice President and
                         Chief Financial Officer-Customer Satisfaction (Principal Financial Officer)


                         By: /s/ William C. Rhodes, III
                         -------------------------------
                         William C. Rhodes, III
                         Vice President, Finance-Customer Satisfaction (Chief Accounting Officer)



Dated:  March 30, 1999

                              EXHIBIT INDEX


     3.1  Restated Articles of Incorporation of AutoZone, Inc.

     3.2 Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.3 to the Form 10-K for the fiscal year ended August 29, 1998.

     27.1 Financial Data Schedule (SEC Use Only).