Form 10-Q
period 1999-05-08
AUTOZONE INC
filed 1999-06-22
CIK 866787

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended May 8, 1999, or

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

  Common Stock, $.01 Par Value - 148,831,823 shares as of June 18, 1999.

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                             AUTOZONE, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands)


                                                    MAY 8,           AUG. 29,
                                                     1999              1998
                                               ------------       -------------
                                                 (UNAUDITED)
                         ASSETS

Current assets:
   Cash and cash equivalents                   $     5,754        $     6,631
   Accounts receivable                              36,238             42,252
   Merchandise inventories                       1,091,521            966,560
   Prepaid expenses                                 26,910             37,532
   Deferred income taxes                            76,454             61,964
   Income tax receivable                                                2,151
                                               -----------        -----------
      Total current assets                       1,236,877          1,117,090

Property and equipment:
   Property and equipment                        1,997,466          1,778,485
   Less accumulated depreciation
      and amortization                             415,801            350,979
                                               -----------        -----------
                                                 1,581,665          1,427,506

Other assets:
   Cost in excess of net assets acquired           313,374            181,315
   Deferred income taxes                            91,515              3,510
   Other assets                                      7,079             18,692
                                               -----------        -----------
                                                   411,968            203,517
                                               -----------        -----------
                                               $ 3,230,510        $ 2,748,113
                                               ===========        ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                            $   714,613       $    683,372
   Accrued expenses                                234,270            176,457
   Income taxes payable                             28,722
                                               -----------       ------------
      Total current liabilities                    977,605            859,829

Long-term debt                                     845,717            545,067
Other liabilities                                   80,705             41,160
Stockholders' equity                             1,326,483          1,302,057
                                               -----------        -----------
                                               $ 3,230,510        $ 2,748,113
                                               ===========        ===========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             AUTOZONE, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
                (in thousands, except per share amounts)


                                           TWELVE WEEKS ENDED          THIRTY-SIX WEEKS ENDED
                                        ------------------------       ------------------------
                                          MAY 8,         MAY 9,         MAY 8,         MAY 9,
                                          1999           1998           1999           1998
Net sales                               $ 970,236      $ 743,661     $2,723,723     $2,026,032
Cost of sales, including warehouse
   and delivery expenses                  561,303        432,581      1,584,815      1,180,830
Operating, selling, general and
   administrative expenses                304,621        220,623        877,508        618,015
                                         --------       --------      ---------      ---------
Operating profit                          104,312         90,457        261,400        227,187
Interest expense, net                      11,177          4,217         29,926          9,747
                                         --------       --------      ---------      ---------
Income before income taxes                 93,135         86,240        231,474        217,440
Income taxes                               34,400         32,300         85,400         81,600
                                         --------       --------      ---------      ---------
Net income                              $  58,735      $  53,940      $ 146,074      $ 135,840
                                        =========      =========      =========      =========
Weighted average shares
   for basic earnings per share           149,132        152,366        149,941        152,042
Effect of dilutive stock options            1,597          1,958          1,381          1,907
                                         --------       --------       --------       --------
Adjusted weighted average shares
for diluted earnings per share            150,729        154,324        151,322        153,949
                                         ========       ========        =======       ========

Basic earnings per share                    $0.39          $0.35          $0.97          $0.89
                                         ========       ========        =======       ========

Diluted earnings per share                  $0.39          $0.35          $0.97          $0.88            $
                                         ========       ========        ========      ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             AUTOZONE, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                            (in thousands)

                                                                   THIRTY-SIX WEEKS ENDED
                                                                --------------------------
                                                                   MAY  8,         MAY 9,
                                                                     1999           1998
                                                                ----------       ---------
Cash flows from operating activities:
    Net income                                                   $ 146,074       $ 135,840
    Adjustments to reconcile net income to net
        cash provided by operating activities:
             Depreciation and amortization                          87,650          62,483
             Net increase in merchandise inventories              (162,070)        (35,211)
             Net increase in current liabilities                    73,351           5,585
             Other - net                                             1,251         (21,430)
                                                                  --------       ----------
             Net cash provided by operating activities             146,256         147,267
Cash flows from investing activities:
    Cash outflows for property and equipment, net                 (326,135)       (212,023)
    Acquisitions of businesses, net of cash                                        (87,319)
                                                                  --------       ----------
            Net cash used in investing activities                 (326,135)       (299,342)
Cash flows from financing activities:
    Net proceeds from debt                                         300,650         139,600
    Purchase of treasury stock                                    (131,020)         (5,311)
    Proceeds from sale of Common Stock,
       including related tax benefit                                 9,372          18,987
                                                                  --------       ---------
        Net cash provided by financing activities                  179,002         153,276
        Net increase (decrease) in cash and cash equivalents          (877)          1,201
Cash and cash equivalents at beginning of period                     6,631           4,668
                                                                 ---------       ---------
Cash and cash equivalents at end of period                       $   5,754       $   5,869


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
NOTE A-BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-six weeks ended May 8, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 1999. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended August 29, 1998.

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

NOTE C-FINANCING ARRANGEMENTS

     The Company's long-term debt as of May 8, 1999, and August 29, 1998, consisted of the following:


                                          MAY 8,         Aug. 29,
                                           1999            1998
                                         -------         --------

6.5% Debentures due July 15, 2008      $ 200,000        $ 200,000

6% Notes due November 1, 2003            150,000

Commercial paper, weighted
average rate of 5% at May 8,
1999, and 5.7% at August 29, 1998        478,500          305,000

Unsecured bank loan,
floating interest rate averaging          11,750           34,050
4.9% at May 8, 1999 and
5.8% at August 29,1998

Other                                      5,467            6,017
                                        --------         --------
                                       $ 845,717        $ 545,067
                                       =========        =========


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

     The Company has a commercial paper program that allows borrowing up to $500 million. In connection with the program, the Company has a credit facility with a group of banks for up to $350 million which extends until 2001 and a 364-day $150 million credit facility with another group of banks. The 364-day facility includes a renewal feature as well as an option to extinguish the outstanding debt one year from the maturity date. Borrowings under the commercial paper program reduce availability under the credit facilities. Outstanding commercial paper and revolver borrowings at May 8, 1999, are classified as long-term debt as it is the Company's intention to refinance them on a long-term basis.

     Additionally, the Company has a credit facility with a bank for up to $100 million which extends until July 1999. The Company also has a negotiated rate unsecured revolving credit agreement totaling $25 million which extends until March 2000. At May 8, 1999, there were no amounts outstanding under these agreements.

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

NOTE D-STOCKHOLDERS' EQUITY

     The Company presents basic and diluted earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options.

    In June 1999, the Company announced Board approval to repurchase up to $150 million of common stock in the open market. This is in addition to the $100 million repurchase approved in January 1998 and the $150 million repurchase approved in October 1998. From January 1998 to May 8, 1999, the Company had repurchased approximately $160 million of common stock.

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

NOTE F-BUSINESS COMBINATIONS

   The Company continues to assess the fair value of the assets and liabilities acquired during fiscal 1998 and 1999. The adjustment during fiscal 1999,as a result of this analysis, is as follows (in thousands):

                               INCREASE
                              (DECREASE)
                              ---------
Inventory                    $ (37,109)
Property and equipment         (88,193)
Goodwill                       134,996
Other assets                   (13,288)
Deferred income tax asset       92,746
Current liabilities            (46,576)
Other liabilities              (42,576)


   The purchase price for Chief Auto Parts Inc. and the real estate and related assets and leases acquired from Pep Boys has been preliminarily allocated in the consolidated financial statements and the final adjustment may differ from the preliminary allocation.

NOTE G-CONTINGENCIES

   AutoZone, Inc., and Chief Auto Parts Inc. are defendants in a purported class action lawsuit entitled "Paul D. Rusch, on behalf of all other similarly situated, v. Chief Auto Parts Inc. and AutoZone, Inc." filed in the Superior Court of California, County of Los Angeles, on May 4, 1999. The plaintiffs claim that the defendants have failed to pay their store managers overtime pay from March 1997 to the present. The plaintiffs are seeking back overtime pay, interest, an injunction against the defendants committing such practices in the future, costs, and attorneys' fees. The Company is unable to predict the outcome of this lawsuit at this time. The Company will vigorously defend against this action.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TWELVE WEEKS ENDED MAY 8, 1999 COMPARED TO
  TWELVE WEEKS ENDED MAY 9, 1998

     Net sales for the twelve weeks ended May 8, 1999 increased by $226.6 million, or 30.5%, over net sales for the comparable period of fiscal 1998. This increase was due to a comparable store sales increase of 3%, and increases in net sales for stores opened or acquired since the beginning of fiscal 1998. At May 8, 1999, the Company had 2,695 stores in operation compared with 2,001 stores at May 9, 1998.

     Gross profit for the twelve weeks ended May 8, 1999 was $408.9 million, or 42.1% of net sales, compared with $311.1 million, or 41.8% of net sales, during the comparable period for fiscal 1998. The increase in the gross profit percentage was due primarily to lower battery and commodity gross margins, in the prior year.

     Operating, selling, general and administrative expenses for the twelve weeks ended May 8, 1999, increased by $84.0 million over such expenses for the comparable period for fiscal 1998, and increased as a percentage of net sales from 29.7% to 31.4%. The increase in the expense ratio was due primarily to higher payroll and occupancy costs, principally in recently acquired stores, and approximately $6 million in remodeling and remerchandising activities in acquired stores. Additionally, the Company incurred a $2 million pre-tax charge to reserve for certain under-performing stores and sites disposed that were under development.

     Interest expense for the twelve weeks ended May 8, 1999 was $11.2 million compared with $4.2 million during the comparable period of 1998. The increase in interest expense was primarily due to higher levels of borrowings as a result of the acquisitions and stock repurchases.

      The Company's effective income tax rate was 36.9% of pre-tax income for the twelve weeks ended May 8, 1999 and 37.5% for the twelve weeks ended May 9, 1998.

THIRTY-SIX WEEKS ENDED MAY 8, 1999, COMPARED TO
  THIRTY-SIX WEEKS ENDED MAY 9, 1998

     Net sales for the thirty-six weeks ended May 8, 1999, increased by $697.7 million, or 34.4%, over net sales for the comparable period of fiscal 1998. This increase was due to a comparable store sales increase of 5%, and increases in net sales for stores opened or acquired since the beginning of fiscal 1998.

     Gross profit for the thirty-six weeks ended May 8, 1999, was $1,138.9 million, or 41.8% of net sales, compared with $845.2 million, or 41.7% of net sales, during the comparable period for fiscal 1998.

     Operating, selling, general and administrative expenses for the thirty-six weeks ended May 8, 1999, increased by $259.5 million over such expenses for the comparable period for fiscal 1998, and increased as a percentage of net sales from 30.5% to 32.2%. The increase in the expense ratio was due primarily to higher payroll and occupancy costs principally in recently acquired stores and integration costs associated with acquisitions.

     The Company's effective income tax rate was 36.9% of pre-tax income for the thirty-six weeks ended May 8, 1999, and 37.5% for the thirty-six weeks ended May 9, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     For the thirty-six weeks ended May 8, 1999, net cash of $146.3 million was provided by the Company's operations versus $147.3 million for the comparable period of fiscal year 1998.

     Capital expenditures for the thirty-six weeks ended May 8, 1999, were $326.1 million, including approximately $108 million for acquisition of real estate for 100 Express auto parts stores from Pep Boys. The Company anticipates that capital expenditures for fiscal 1999 will be approximately $400 to $425 million. Year to date, the Company opened 219 gross new AutoZone stores in the U.S. and 4 in Mexico, including 96 former Pep Boys Express stores. Additionally, the Company replaced 44 stores and closed 181 auto parts stores in conjunction with its acquisition integration activities. The Company expects to operate between 2,700 and 2,750 auto parts stores at the end of the fiscal year.

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

     The Company has a commercial paper program that allows borrowing up to $500 million. In connection with the program, the Company has a credit facility with a group of banks for up to $350 million which extends until 2001 and a 364-day $150 million credit facility with another group of banks. The 364-day facility includes a renewal feature as well as an option to extinguish the outstanding debt one year from the maturity date. Borrowings under the commercial paper program reduce availability under the credit facilities. Outstanding commercial paper and revolver borrowings at May 8, 1999, of $490.3 million are classified as long-term debt as it is the Company's intention to refinance them on a long-term basis.

     Additionally, the Company has a credit facility with a bank for up to $100 million which extends until July 1999. The Company also has a negotiated rate unsecured revolving credit agreement totaling $25 million which extends until March 2000. At May 8, 1999, there were no amounts outstanding under these agreements.

Accounting Pronouncements

     In March 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use". The Company adopted this SOP beginning August 30, 1998. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal-use. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations or financial position.

YEAR 2000 READINESS DISCLOSURE

     The Company began addressing the Year 2000 issue in June 1996 and implemented a formal Year 2000 project office in May 1997. As of May 8, 1999, the Company anticipates completing the conversion and testing of all known programs by July 31, 1999.

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


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   AutoZone, Inc., and Chief Auto Parts Inc. are defendants in a purported class action lawsuit entitled "Paul D. Rusch, on behalf of all other similarly situated, v. Chief Auto Parts Inc. and AutoZone, Inc." filed in the Superior Court of California, County of Los Angeles, on May 4, 1999. The plaintiffs claim that the defendants have failed to pay their store managers overtime pay from March 1997 to the present. The plaintiffs are seeking back overtime pay, interest, an injunction against the defendants committing such practices in the future, costs, and attorneys' fees. The Company is unable to predict the outcome of this lawsuit at this time. The Company will vigorously defend against this action.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report:

     1.1  Restated Articles of Incorporation of AutoZone, Inc.
          Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

     3.2 Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.3 to the Form 10-K for the fiscal year ended August 29, 1998.

     27.1 Financial Data Schedule (SEC Use Only).

(b) On March 4, 1999 AutoZone, Inc., filed a Current Report on Form 8-K to announce its sales and earnings for the quarter ended February 13, 1999.

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


                         By: /s/ William C. Rhodes, III
                         ---------------------------------
                         William C. Rhodes, III
                         Vice President, Finance-Customer Satisfaction (Chief Accounting Officer)



Dated:  June 22, 1999

                              EXHIBIT INDEX


     1.1  Restated Articles of Incorporation of AutoZone, Inc.
          Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

     3.2 Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.3 to the Form 10-K for the fiscal year ended August 29, 1998.

     27.1 Financial Data Schedule (SEC Use Only).