Form 10-K405
period 1999-08-28
AUTOZONE INC
filed 1999-11-24
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

Form 10-K

[X]     Annual Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
          August 28, 1999, or

[  ]     Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____to _____.

Commission file number 1-10714

AUTOZONE, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	62-1482048 (I.R.S. Employer Identification No.)

123 South Front Street, Memphis, Tennessee 38103
(Address of principal executive offices) (Zip Code)

(901) 495-6500
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K 0(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 126,263,042 shares of voting stock of the registrant held by non-affiliates of the registrant (excluding, for this purpose, shares held by officers, directors, or 10% stockholders) was $3,432,776,454 based on the last sales price of the Common Stock on October 12, 1999 as reported on the New York Stock Exchange. The number of shares of Common Stock outstanding as of October 12, 1999, was 138,935,636.

Documents Incorporated By Reference

Portions of the Annual Report to Stockholders for the year ended August 28, 1999, are incorporated by reference into Parts I and II.

Portions of the definitive Proxy Statement dated October 25, 1999, for the Annual Meeting of Stockholders to be held December 9, 1999, are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I
        Item 1. Business
            Introduction
            Marketing and Merchandising Strategy
            Store Development and Expansion Strategy
            Store Operations
            Purchasing and Distribution
            Competition
            Trademarks and Patents
            Employees
            Executive Officers of the Registrant
            RISK FACTORS
        Item 2. Properties
        Item 3. Legal Proceedings

PART II
        Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
        Item 6. Selected Financial Data
        Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
        Item 7A. Quantitative and Qualitative Disclosures About Market Risk
        Item 8. Financial Statements and Supplementary Data

PART III
        Item 10. Directors and Officers of the Registrant
        Item 11. Executive Compensation
        Item 12. Security Ownership of Certain Beneficial Owners and Management
        Item 13. Certain Relationships and Related Transactions

PART IV
        Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

SIGNATURES

VALUATION AND QUALIFYING ACCOUNTS

EXHIBIT INDEX

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements. These statements discuss, among other things, expected growth, domestic and international development and expansion strategy, business strategies, and future performance. The forward-looking statements are subject to risks, uncertainties and assumptions including, without limitation, competition, product demand, domestic and international economies, government approvals, inflation, the ability to hire and retain qualified employees, consumer debt levels and the weather. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section of this Form 10-K for more details.

PART I

Item 1. Business

Introduction

We are the nation's leading specialty retailer of automotive parts and accessories, primarily focusing on do-it-yourself customers. We began operations in 1979 and at August 28, 1999, operated 2,711 auto parts stores in 39 states and six in Mexico. Each auto parts store carries an extensive product line for cars, vans and light trucks, including new and re-manufactured automotive hard parts, maintenance items, and accessories. At August 28, 1999, 1,377 of our domestic auto parts stores also had a commercial sales program, which provides commercial credit and prompt delivery of parts and other products to local repair garages, dealers and service stations. We do not sell tires nor do we perform automotive repairs or installations.

In addition, we sell heavy-duty truck parts and accessories through 46 TruckPro stores and automotive diagnostic and repair information software through our ALLDATA subsidiary.

At August 28, 1999, our auto parts stores were in the following locations:

Alabama Arizona Arkansas California Colorado Connecticut Delaware Florida Georgia Illinois Indiana Iowa Kansas Kentucky	82 74 46 374 38 20 4 132 100 103 96 22 41 55	Louisiana Maryland Massachusetts Michigan Mississippi Missouri Nevada New Hampshire New Jersey New Mexico New York North Carolina Ohio Oklahoma	78 14 52 83 66 80 26 10 9 24 69 94 179 62	Pennsylvania Rhode Island South Carolina Tennessee Texas Utah Vermont Virginia Washington, DC West Virginia Wisconsin Wyoming Mexico TOTAL	60 13 51 109 335 20 1 49 6 14 17 3 ___6 2,717

Marketing and Merchandising Strategy

        We are dedicated to providing customers with superior service, value, and quality parts selection at conveniently located, well-designed stores. Key elements of this strategy are:

Customer Service

        We believe that our customers value customer service; therefore, customer service is the most important element in our marketing and merchandising strategy. We emphasize that our AutoZoners should always put customers first. To do so, we employ parts personnel with technical expertise to advise customers regarding the correct part type and application, utilize a wide range of training methods to educate and motivate our AutoZoners, and provide store personnel with significant opportunities for promotion and incentive compensation. Our electronic parts catalogs assist in the selection of parts; we offer free testing of starters, alternators, batteries, sensors and actuators; and we were among the first auto parts companies to offer lifetime warranties on many of the parts we sell. Our satellite system in our auto parts stores helps us to speed up credit card and check approval processes and locate parts at neighboring AutoZone stores. Our auto parts stores generally open at 8 a.m. and close between 8 and 10 p.m. (with some open 24 hours) Monday through Saturday and typically open at 9 a.m. and close between 6 and 8 p.m. on Sunday.

        Through ALLDATA, we provide electronic diagnostic and repair information. We offer the professional technician a complete software package, and the do-it-yourselfer can purchase vehicle-specific information on CD-ROM or via the internet at alldatadiy.com.

Products

        This table shows the types of products we sell in our auto parts stores:

Hard Parts	Maintenance Items	Accessories	Miscellany
Alternators Batteries Brake Drums, Rotors Shoes & Pads Carburetors Clutches Engines Mufflers Shock Absorbers Spark Plugs Starters Struts Water Pumps	Antifreeze Brake Fluid Oil Oil and Fuel Additives Oil, Air, and Fuel Filters Power Steering Fluid Transmission Fluid Wash and Wax Chemicals Windshield Wipers	Floor Mats Lights Mirrors Stereos	Air Fresheners Dent Filler Hand Cleaner Paint Repair Manuals Tools

        Our auto parts stores generally offer between 16,000 and 21,000 stock keeping units ("SKUs") covering a broad range of vehicle types. Each auto parts store carries the same basic product line with some regional differences based on climate, demographics and age and type of vehicle registration. Our "flexogram" program enables us to tailor our hard parts inventory to the makes and models of the automobiles in each store's trade area. The auto parts stores sell a number of products, including batteries, engines, starters, alternators, brake parts, and filters, under our private label names. We also offer a range of products, consisting principally of hard parts, through our express parts program, which provides overnight delivery of lower turnover products to our auto parts stores.

Pricing

        We employ an everyday low price strategy and attempt to be the price leader in hard parts categories. We believe that our prices overall compare favorably to those of our competitors.

Commercial Sales Program

        Our commercial sales program in the auto parts stores provides credit and prompt delivery of parts and other products to local repair garages, dealers and service stations. At August 28, 1999, this program was offered in 1,377 auto parts stores. Commercial customers generally pay the same everyday low prices as paid by do-it-yourself customers.

Store Design and Visual Merchandising

        We design and build stores for a high visual impact. The typical AutoZone store has an industrial "high tech" appearance by utilizing colorful exterior signage, exposed beams and ductwork, and brightly lighted interiors. Maintenance products, accessories, and miscellaneous items are attractively displayed for easy browsing by customers, with specialized gravity-feed racks for batteries and, in many stores, oil. We employ a uniform ("planogrammed") store layout system to promote consistent merchandise presentation in all of our auto parts stores. In-store signage and special displays aid customers in locating merchandise and promoting products.

Store Development and Expansion Strategy

        This table shows the domestic auto parts store development during the past five fiscal years:

	Fiscal Year
	1995	1996	1997	1998	1999
Beginning Stores	933	1,143	1,423	1,728	2,657
New Stores[1]	210	280	308	952	245
Replaced Stores[2]	29	31	17	12	59
Closed Stores[2]	(29)	(31)	(20)	(35)	(250)
Ending Stores	1,143	1,423	1,728	2,657	2,711
___________
        1Includes stores obtained through Chief and Auto Palace acquisitions in 1998, and stores opened on real estate acquired from Pep Boys in 1999.
        2Closed stores include replaced stores.

        We believe that expansion opportunities exist both in markets that we do not currently serve, and in markets where we can achieve a larger presence, for both AutoZone and TruckPro stores. We attempt to obtain high visibility sites in high traffic locations and undertake substantial research prior to entering new markets. Key factors in selecting new site and market locations include population, demographics, vehicle profile, and number and strength of competitors' stores. We generally seek to open new stores within or contiguous to existing market areas and attempt to cluster development in new urban markets in a relatively short period of time in order to achieve economies of scale in advertising and distribution costs. In addition to continuing to construct our own stores, we regularly evaluate potential acquisition candidates in new as well as in existing markets.

        Our net sales have grown significantly in recent years, increasing from $1.8 billion in fiscal 1995 to $4.1 billion in fiscal 1999. Continued growth and financial performance will be dependent, in large part, upon our ability to open new stores on a profitable basis in existing and new markets and also upon our ability to continue to increase sales in existing stores. We make no assurance that we can continue to open and operate new stores on a timely and profitable basis, successfully integrate stores that we acquire from third parties or continue to attain increases in comparable store sales.

Store Operations

Store Formats

        As of August 28, 1999, we had domestic auto parts stores in the following square footage ranges:

Square Footage	Number of Stores
Less than 4,000	233
4,000 to 7,000	1,692
More than 7,000	786

        Substantially all AutoZone stores are based on standard store formats resulting in generally consistent appearance, merchandising and product mix. Approximately 85% to 90% of each store's square footage is selling space, of which approximately 30% to 40% is dedicated to hard parts inventory. The hard parts inventory area is fronted by a counter that generally runs the depth or length of the store, dividing the hard parts area from the remainder of the store. The remaining selling space contains displays of accessories and maintenance items.

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

        Approximately 2,000 of our auto parts stores are freestanding, with the balance principally located within strip shopping centers. Freestanding large format stores typically have parking for approximately 45 to 50 cars on a lot of approximately 3/4 to one acre. Our smaller auto parts stores typically have parking for approximately 25 to 40 cars and are usually located on a lot of approximately 1/2 to 3/4 acre.

Store Personnel and Training

        Each auto parts store typically employs from 9 to 20 AutoZoners, including a manager and an assistant manager. AutoZoners typically have prior automotive experience. Although we rely primarily on on-the-job training, we also provide formal training programs, which include regular store meetings on specific sales and product issues, standardized training manuals and a specialist program where AutoZoners can obtain certification in several areas of technical expertise from both the company and from independent certification agencies. Training is supplemented with frequent store visits by management.

        Store managers get financial incentives through performance-based bonuses and grants of stock options. In addition, our growth has provided opportunities for the promotion of qualified AutoZoners. We believe these opportunities are important to attract, motivate and retain quality personnel.

        Our domestic auto parts stores are primarily supervised through district managers (formerly named area advisors) who oversee approximately five to six stores each and who report to regional managers (formerly named district managers). Regional managers with approximately 45 to 60 stores each, in turn, report to seven Vice Presidents-Stores (formerly named regional managers). Purchasing, merchandising, advertising, accounting, cash management, store development, systems technology and support and other store support functions are centralized in our store support center in Memphis, Tennessee. We believe that this centralization enhances consistent execution of our merchandising and marketing strategy at the store level.

Store Automation

        All auto parts stores have proprietary electronic parts catalogs that provide parts information based on the make, model and year of an automobile. The catalog display screens are placed on the hard parts counter where both AutoZoners and customers can view the screen. In addition, our satellite system enables the auto parts stores to speed up credit card and check approval processes and locate parts at neighboring AutoZone stores.

        Our domestic auto parts stores utilize our computerized Store Management System, which includes bar code scanning and point-of-sale data collection terminals. The Store Management System provides administrative assistance and improved personnel scheduling at the store level, as well as enhanced merchandising information and improved inventory control. We believe the Store Management System also enhances customer service through faster processing of transactions and simplified warranty and product return procedures.

Purchasing and Distribution

        Merchandise is selected and purchased for all stores at our store support center in Memphis. No one class of product accounts for as much as 10% of our total sales. In fiscal 1999, no single supplier accounted for more than 8% of our total purchases, and our ten largest suppliers accounted for approximately 35% of our purchases. We generally have few long-term contracts for the purchase of merchandise. We believe that we have excellent relationships with suppliers. We also believe that alternative sources of supply exist, at similar cost, for substantially all types of product sold.

        Our vendors ship substantially all of our merchandise to our distribution centers. Stores typically place orders on a weekly basis and the merchandise is shipped from the warehouse in our trucks on the following day.

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

        In addition to competing with other auto parts retailers, we compete with jobber stores, which principally sell to wholesale accounts and installers, but also have significant sales to do-it-yourself customers. In addition, we also compete with mass merchants that sell automotive maintenance products such as oil, filters, windshield wiper blades, wash and wax chemicals, and batteries.

        Recently, several large auto parts chains have merged. We do not know what impact these mergers will have upon competition in the retail automotive aftermarket.

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

Employees

        As of August 28, 1999, we employed approximately 40,500 persons, approximately 29,500 of whom were employed full-time. Approximately 88% of our employees were employed in stores or in direct field supervision, approximately 8% in distribution centers and approximately 4% in store support functions.

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

John C. Adams, Jr., 51 --- Chairman, Chief Executive Officer, and Director
        John C. Adams, Jr., has been a director since 1996. Mr. Adams was elected Chairman and Chief Executive Officer in March 1997, had been President and Chief Executive Officer since December 1996, and had been Vice Chairman and Chief Operating Officer since March 1996. Previously, he was Executive Vice President-Distribution since 1995. From 1990 to 1994, Mr. Adams was a co-owner of Nicotiana Enterprises, Inc., a food distribution company. From 1983 to 1990, Mr. Adams was President of the Miami Division of Malone & Hyde, Inc. ("Malone & Hyde"), AutoZone's former parent company.

Timothy D. Vargo, 48 --- President, Chief Operating Officer, and Director
        Timothy D. Vargo has been a director since 1996 and was elected President and Chief Operating Officer in March 1997. Previously, Mr. Vargo had been Vice Chairman and Chief Operating Officer since 1996, Executive Vice President-Merchandising and Systems Technology since 1995 and had been Senior Vice President in 1995. Mr. Vargo was Senior Vice President-Merchandising from 1986 to 1992 and was Director of Stores for AutoZone from 1984 to 1986.

Robert J. Hunt, 50 --- Executive Vice President, Chief Financial Officer, and Director
        Robert J. Hunt was elected a director in 1997 and has been Executive Vice President and Chief Financial Officer since 1994. Prior to that time, Mr. Hunt was Executive Vice President, Chief Financial Officer, and a Director of The Price Company from 1991 to 1993. Previously, Mr. Hunt had been employed by Malone & Hyde since 1984, where he was Executive Vice President and Chief Financial Officer from 1988 to 1991.

Eugene E. Auerbach, 54 --- Senior Vice President-Store Development
        Eugene E. Auerbach was appointed Senior Vice President-Store Development in February 1999. Prior to that time, Mr. Auerbach was Asian Regional Director of the Dairy Farm Company from 1995 to 1999. Previously, Mr. Auerbach had been employed by Costco Wholesale where he was Senior Vice President-Information Technology and Senior Vice President- International.

Michael B. Baird, 42 --- Senior Vice President and President, TruckPro
        Michael B. Baird was elected Senior Vice President in October 1999, and had been President of TruckPro since its acquisition in 1998. Prior to that, he had been Vice President-Commercial from 1995, and had been Vice President-Merchandising since 1993. Mr. Baird has been employed by AutoZone or Malone & Hyde since 1994.

Bruce G. Clark, 54 --- Senior Vice President-Systems, Technology, and Support, and Chief Information Officer
        Bruce G. Clark has been Senior Vice President since January 1999. Previously Mr. Clark had been Senior Vice President-MIS/Telemarketing of Brylane and its predecessors since 1988. Mr. Clark joined Brylane, at that time a division of The Limited, in 1983, and served as Vice President-MIS/Telemarketing from 1983 to May 1988. Prior to joining Brylane, Mr. Clark was a partner in the consulting division of Arthur Andersen & Co.

Gerald E. Colley, 47 --- Senior Vice President-Stores
        Gerald E. Colley was elected Senior Vice President-Stores in 1997. He had been Vice President-Stores since April 1997, and had been a Regional Manager since February 1997. Previously, Mr. Colley had been an Executive Vice President for Tire Kingdom, Inc., in 1996, and had been President of Rose Auto Stores Florida, Inc., in 1995. Prior to that time Mr. Colley had been employed by AutoZone since 1987, and had been a Vice President from 1988 to 1995.

Brett D. Easley, 41 --- Senior Vice President - E-Commerce and President, ALLDATA
        Brett D. Easley was elected Senior Vice President - E-Commerce in October 1999, and had been President of ALLDATA since 1998. Prior to that, he had been Vice President-Information and Training since 1997 and Vice President-Merchandising Systems since 1994. Mr. Easley has been employed by AutoZone or Malone & Hyde since 1984.

Joseph M. Fabiano, 43 --- Senior Vice President-Human Resources
        Joseph M. Fabiano joined AutoZone in July 1999 as Senior Vice President-Human Resources. Previously Mr. Fabiano was Vice President-Human Resources for Northwestern Corporation from January 1999 to March 1999. Prior to that Mr. Fabiano was employed by Tricon Global Restaurants as Vice President, Human Resources-Americas from 1997 to 1999, and as Vice President, Human Resources-Latin America from 1996 to 1997. Prior to that Mr. Fabiano was Senior Vice President-Human Resources for Gruma, S.A. de C.V. from 1995 to 1996. From 1992 to 1995, Mr. Fabiano was Vice President-Human Resources for Gruma Corporation.

Harry L. Goldsmith, 48 --- Senior Vice President, Secretary and General Counsel
        Harry L. Goldsmith was elected Senior Vice President, Secretary and General Counsel in 1996. Previously he was Vice President, General Counsel and Secretary from 1993 to 1996.

Michael E. Longo, 38 --- Senior Vice President-Distribution
        Michael E. Longo has been Senior Vice President-Distribution since 1998. Prior to that time, he had been Vice President-Distribution since 1996. Mr. Longo began working with AutoZone in 1992.

William C. Rhodes, III, 34 --- Senior Vice President-Finance
        William C. Rhodes, III was elected Senior Vice President-Finance since October 1999. Previously, Mr. Rhodes was Vice President-Finance from June 1999 and prior to that was Vice President-Operations Analysis and Support from 1997, and served as a Director in various capacities in both Store Operations and Finance since joining the Company in 1994.

Anthony Dean Rose, Jr., 39 --- Senior Vice President-Advertising
        Anthony Dean Rose, Jr. has been Senior Vice President-Advertising since 1995. Prior to that time, he had been Vice President-Advertising since 1989 and a Director of Advertising since 1987. Mr. Rose has been employed by AutoZone or Malone & Hyde since 1982.

Stephen W. Valentine, 37 --- Senior Vice President-International
        Stephen W. Valentine has been Senior Vice President-International since October 1998, and had been Senior Vice President-Systems Technology and Support since 1995. Prior to that time, he had been Vice President-Systems Technology and Support since 1994, and a Director of Store Management Systems since 1990. Mr. Valentine began working with AutoZone in 1989.

David J. Wilhite, 37 --- Senior Vice President-Merchandising
        David J. Wilhite was elected Senior Vice President-Merchandising in September 1997. Previously Mr. Wilhite was a Vice President-Merchandising since 1996. He has been an employee of AutoZone or Malone & Hyde since 1984.

Andrew M. Clarkson, 62 --- Director and Chairman of the Finance Committee
        Andrew M. Clarkson has been a director since 1986 and is an employee serving as Chairman of the Finance Committee. Mr. Clarkson had been Vice President and Treasurer in 1986, Senior Vice President and Treasurer from 1986 to 1988, was Secretary from 1988 to 1993 and was Treasurer from 1990 to 1995. Previously, Mr. Clarkson was Chief Financial Officer of Malone & Hyde from 1983 to 1988.

RISK FACTORS

We may not be able to increase sales by the same historic growth rates.

        We have significantly increased our store count in the past five fiscal years, growing from 933 stores at August 27, 1994, to 2,717 stores at August 28, 1999, an average store count increase per year of 24%. We do not plan to continue our store count growth rate at the historic pace. In addition, a portion of our total sales increases each year results from increases in sales at existing stores. We cannot make any assurance that we can continue to increase same store sales as our stores mature in their markets.

We may not be as successful in newer markets as we had been in our existing, older markets.

        Other auto parts retailers competing in California and in New England have been in those markets for a longer period of time, have a trade name more recognizable than the name AutoZone in those markets, and may have a better understanding of the particular customer needs and expectations in these markets.

We have an ever-increasing need for qualified employees.

        In fiscal year 1998, our consolidated employee count increased from approximately 28,700 at the beginning of the year to about 38,500, a 34% increase in the year. We do not know if we can continue to hire and retain qualified employees at current wage rates.

The acquired Chief Auto Parts stores are smaller in size than the traditional AutoZone store and may not be as profitable.

        The Chief stores are substantially smaller than our traditionally sized AutoZone auto parts stores and therefore, the Chief stores, even after conversion, may not achieve the sales and profitability of a traditional AutoZone store.

Industry consolidation may impact our business.

        Recently, several large auto parts chains have merged. We do not know what impact these mergers will have upon competition in the retail automotive aftermarket. If our merging competitors are able to achieve efficiencies in their mergers, then there may be greater competitive pressures in the markets in which they are strongest.

If demand for our products slows, then our business may be materially affected.

        Demand for products sold by our stores depends on many factors. In the short term, it may depend upon:

  the weather, as vehicle maintenance may be deferred during periods of inclement weather.
  the economy, as during periods of good economic conditions, more of our do-it-yourself customers may pay others to repair and maintain their cars instead of working on their own cars. This factor is tempered by our commercial parts sales program that sells parts to installers. In periods of declining economic conditions, both do-it-yourself and do-it-for-me customers may defer vehicle maintenance or repair.
        For the long term, demand for our products may depend upon:
  the quality of the vehicles manufactured by the original vehicle manufacturers, and the length of the warranty offered on new vehicles.
  the law. Contrary to the terms of the federal Clean Air Act, the U.S. Environmental Protection Agency has adopted regulations that would limit access to computerized diagnostic information (commonly referred to as "on-board diagnostics") relating to vehicle emission systems on cars and light trucks beginning with the 1996 model year. Legislation is pending in several states to negate the effect of these regulations upon do-it-yourself customers and commercial installers not associated with the original manufacturers. If these regulations remain in effect, our customers will have little or no access to on-board diagnostic information for vehicles, which may limit their ability to diagnose, maintain, or repair the emissions systems of vehicles.
If we cannot profitably open stores in international markets, our potential for growth may be limited.

        We opened our first auto parts stores in Mexico during the 1999 fiscal year. Although we believe that great potential exists for auto parts stores in the fragmented international auto parts market, we have little experience opening or operating stores outside of the United States, and no assurances can be made that we can open stores in any other country in a timely or profitable manner.

If our vendors continue to consolidate, we may pay higher prices for our merchandise.

        Recently, several of our vendors have merged and others have announced plans to merge. Further vendor consolidation could limit the number of vendors from which we may purchase products and could materially affect the prices we pay for these products.

If we are unable to successfully sell products on the Internet, we may lose market share to our competitors that can.

        Recently, several current and new competiors have established Internet sites that sell automotive parts, products and services. While we do sell automotive information over teh Internet at alldatadiy.com, we do not currently sell automotive parts or products. If our competitors establish successful Interenet sites prior to our entry into electornic commerce, then we may lose market share.

Item 2. Properties

        This table shows the square footage and number of leased and owned properties for our domestic auto parts stores:

	No. of Stores	Square Footage
Leased	1,193	6,893,195
Owned	1,518	10,511,805
Total	2,711	17,405,000

        We have 3,652,739 square feet in our distribution centers, all of which is owned, except for 880,965 square feet, which is leased. The distribution centers are located in Arizona, California, Georgia, Illinois, Louisiana, Ohio, Tennessee, and Texas.

        Our store support center, which we own, is located in Memphis, Tennessee, and consists of 360,000 square feet.

        We also own and lease other properties that are not material in the aggregate.

Item 3. Legal Proceedings

        Chief Auto Parts Inc. is a defendant in a class action lawsuit entitled "Doug Winfrey, et al. on their own behalf and on behalf of a class and all others similarly situated, v. Chief Auto Parts Inc. et al.," filed in the Superior Court of California, County of San Joaquin in August 1995 and then transferred to The Superior Court of California, County of San Francisco, in October 1995. In the complaint, the plaintiffs allege that Chief had a policy and practice of denying hourly employees in California mandated rest periods during their scheduled hours of work. The plaintiffs are seeking damages, restitution, disgorgement of profits, statutory penalties, declaratory relief, injunctive relief, prejudgment interest, and reasonable attorneys' fees, expenses and costs.

        On November 1998, the Superior Court certified the class as to all persons considered by Chief to be non-exempt hourly employees who, from August 1991, to the present, either work or did work in one of Chief's California retail stores, in excess of total work time of three and one-half (3.5) hours in any one work day and who were denied an off-duty rest break. In September 1999, the parties agreed to settle the suit. The settlement is subject to approval of the court and grants an option to each class member to exclude himself or herself from the class and allows each of them to file an independent action. The settlement, if approved by the court and accepted by substantially all members of the plaintiff class, will not have a material effect upon our financial results or operations.

        AutoZone, Inc., is a defendant in a purported class action lawsuit entitled "Melvin Quinnie on behalf of all others similarly situated v. AutoZone, Inc., and DOES 1 through 100, inclusive" filed in the Superior Court of California, County of Los Angeles, in November 1998. The plaintiff claims that the defendants failed to pay overtime to store managers as required by California law and failed to pay terminated managers in a timely manner as required by California law. The plaintiff is seeking injunctive relief, restitution, statutory penalties, prejudgment interest, and reasonable attorneys' fees, expenses and costs. The case is in early stages of pre-class certification discovery and therefore we are unable to predict the outcome of this lawsuit at this time. We are vigorously defending against this action.

        AutoZone, Inc., and Chief Auto Parts Inc. are defendants in a purported class action lawsuit entitled "Paul D. Rusch, on behalf of all other similarly situated, v. Chief Auto Parts Inc. and AutoZone, Inc." filed in the Superior Court of California, County of Los Angeles, in May 1999. The plaintiffs claim that the defendants have failed to pay their store managers overtime pay from March 1997 to the present. The plaintiffs are seeking back overtime pay, interest, an injunction against the defendants committing such practices in the future, costs, and attorneys' fees. In September 1999, the Court denied our motion to strike the complaint's request for class certification based on a prior case of Chief based on similar facts in which the class certification was denied. We appealed the Court's decision and the decision of the trial court was sustained and has been returned to the trial court. We are unable to predict the outcome of this lawsuit at this time, but believe that the potential damages recoverable by any single plaintiff against us are minimal. However, if the plaintiff class were to be certified and to prevail on all of its claims, the aggregate amount of damages could be substantial. We are vigorously defending against this action.

        We are also involved in various other legal proceedings incidental to the conduct of our business. Although the amount of liability that may result from these other proceedings cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our financial condition or results of operations.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

        Common Stock Market Prices for our common stock as traded on the New York Stock Exchange as shown in the section labeled "Quarterly Summary" of the Annual Report to Stockholders for the fiscal year ended August 28, 1999, are incorporated herein by reference.

        At October 12, 1999, we had 3,337 stockholders of record, excluding the number of beneficial owners whose shares were represented by security position listings.

Item 6. Selected Financial Data

        Selected financial data contained in the section entitled "Ten-Year Review" of the Annual Report to Stockholders for the fiscal year ended August 28, 1999, are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The section entitled "Financial Review" of the Annual Report to Stockholders for the fiscal year ended August 28, 1999, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The subsection entitled "Financial Market Risk" of the section entitled "Financial Review" of the Annual Report to Stockholders for the fiscal year ended August 28, 1999, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

        The financial statements and related notes and the section entitled "Quarterly Summary" of the Annual Report to Stockholders for the fiscal year ended August 28, 1999, are incorporated herein by reference.

PART III

Item 10. Directors and Officers of the Registrant

        The information required by this item is incorporated by reference to Part I of this document and to the definitive Proxy Statement dated October 25, 1999, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 9, 1999.

Item 11. Executive Compensation

        The information required by this item is incorporated by reference to the definitive Proxy Statement dated October 25, 1999, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 9, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated by reference to the definitive Proxy Statement dated October 25, 1999, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 9, 1999.

Item 13. Certain Relationships and Related Transactions

        The sections entitled "Certain Relationships and Related Transactions" and "Employment Agreements" of the definitive Proxy Statement dated October 25, 1999, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 9, 1999, are incorporated herein by reference.

Indebtedness of Management

        Effective as of the beginning of the 2000 fiscal year, the Board of Directors has adopted the AutoZone, Inc. Management Stock Ownership Plan. Under this plan, each executive officer is encouraged to purchase and maintain ownership of AutoZone stock in an amount that is a set multiple of that officer's annual salary. As a part of the program, we have agreed to loan each executive officer up to one-half of the funds required to purchase the stock. The notes are demand notes that mature in five years or upon termination of the officer's employment. Interest accrues at a 6% annually compounded rate, which approximates the applicable federal rate as set by the Internal Revenue Service. As of November 24 1999, the following executive officers had executed notes in the principal amounts stated:

Name	Principal Amount of Loan
John C. Adams, Jr.	$402,941
Timothy D. Vargo	$848,800
Robert J. Hunt	$408,063
Eugene E. Auerbach	$280,000
Michael B. Baird	$203,604
Bruce G. Clark	$125,000
Gerald E. Colley	$300,000
Joseph M. Fabiano	$230,000
Harry L. Goldsmith	$211,412
Michael E. Longo	$103,994
William C. Rhodes, III	$174,473
Stephen W. Valentine	$288,332

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a) 1. Financial Statements

        The following financial statements included in the Annual Report to Stockholders for the fiscal year ended August 28, 1999, are incorporated by reference in Item 8:

Report of Independent Auditors

Consolidated Statements of Income for the fiscal years ended August 28, 1999, August 29, 1998, and August 30, 1997

Consolidated Balance Sheets as of August 28, 1999, and August 29, 1998

Consolidated Statements of Stockholders' Equity for the fiscal years ended August 28, 1999, August 29, 1998, and August 30, 1997

Consolidated Statements of Cash Flows for the fiscal years ended August 28, 1999, August 29, 1998, and August 30, 1997

Notes to Consolidated Financial Statements

2. Financial Statement Schedule II - Valuation and Qualifying Accounts

        All other schedules are omitted because the information is not required or because the information required is included in the financial statements or notes thereto.

3. The following exhibits are filed as a part of this report:

3.1         Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q
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

4.2         Registration Rights Agreement between AutoZone, Inc. and J. Dale Dawson and Judith S. Dawson dated
              May 1, 1998. Incorporated by reference to the Form 10-Q for the quarter ended May 9, 1998.

4.3         Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago.
              Incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 17, 1998.

*10.1     Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the
              Form S-8 (No. 333-88243) dated October 1, 1999.

*10.2     Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 4.1 to the
              Form S-8 (No. 333-88241) dated October 1, 1999.

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

*10.5     Second Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Appendix B to the definitive Proxy Statement as filed with the Securities and Exchange Commission on November 2, 1998.

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

10.13     Credit Agreement among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto,
              NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent, dated December 20, 1996.
               Incorporated by reference to Exhibit 10.1 to the Form 10-Q/A for the quarter ended February 15, 1997.

10.14     Amendment No. 1, dated February 10, 1998, to Credit Agreement among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville,
              N.A. as Co-Agent, dated December 20, 1996. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended February 14, 1998.

10.15     Amendment No. 2 to Credit Agreement among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent, dated
              December 20, 1996. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended
              November 21, 1998.

10.16     Credit Agreement, dated November 13, 1998, between AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, and NationsBank, N.A., as Agent. Incorporated by reference to Exhibit 10.5 to the
              Form 10-Q for the quarter ended November 21, 1998.

10.17     Amendment No. 1, dated July 16, 1999, to Credit Agreement dated November 13, 1998, between AutoZone,
               Inc., as Borrower, the several lenders from time to time party thereto, and NationsBank, N.A., as Agent.

13.1       Annual Report to Stockholders for the fiscal year ended August 28, 1999. Incorporated by reference to the
              Annual Report filed with the Securities and Exchange Commission via EDGAR pursuant to Rule 101(b)(1) of
              Regulation S-T.

21.1       Subsidiaries of the Registrant.

23.1       Consent of Ernst & Young LLP.

27.1        Financial Data Schedule (SEC Use Only).
__________________
*Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

        The Company filed a Current Report on Form 8-K dated May 26, 1999, which contained a press release announcing the Company's financial results for the quarter ended May 8, 1999.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOZONE, INC.

By: /s/ J.C. Adams, Jr.                                                                 Date: November 24, 1999
        J.C. Adams, Jr.
        Chairman, Chief Executive Officer
        and Director
        (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ J.C. Adams, Jr.__________ J.C. Adams, Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	November 24, 1999
/s/ Timothy D. Vargo_______ Timothy D. Vargo	President, Chief Operating Officer, and Director	November 24, 1999
/s/ Robert J. Hunt__________ Robert J. Hunt	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	November 24, 1999
/s/ William C. Rhodes, III_____ William C. Rhodes, III	Senior Vice President (Principal Accounting Officer)	November 24, 1999
/s/ Andrew M. Clarkson_____ Andrew M. Clarkson	Director	November 24, 1999
/s/ N. Gerry House___________ N. Gerry House	Director	November 24, 1999
/s/ J.R. Hyde, III____________ J.R. Hyde, III	Director	November 24,. 1999
/s/ James F. Keegan_________ James F. Keegan	Director	November 24, 1999
/s/ Michael W. Michelson____ Michael W. Michelson	Director	November 24, 1999
/s/ Ronald A. Terry_________ Ronald A. Terry	Director	November 24, 1999

SCHEDULE II

AUTOZONE, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

COL A	COL B	COL C		COL D		COL E
CLASSIFICATION	Balance Beginning of Period	ADDITIONS		Deductions- Describe		Balance at End of Period
		(1)	(2)
		Charged to Costs and Expenses	Charged to Other Accounts-Describe
Year Ended August 30, 1997:
Reserve for warranty claims	$14,152	$40,303		$35,333	(1)	$19,122
Other reserves	9,015					11,227

Year Ended August 29, 1998:
Reserve for warranty claims	$19,122	$58,511		$56,847	(1)	$20,786
Other reserves	11,227					14,296

Year Ended August 28, 1999:
Reserve for warranty claims	$20,786	$90,310	$3,473 (2)	$81,619	(1)	$32,950
Other reserves	14,296					94,640	(3)

(1) Cost of product for warranty replacements, net of salvage and amounts collected from customers.
(2) Purchase accounting adjustments related to the acquisition of Chief Auto Parts Inc.
(3) Amount includes items classified in other accrued expenses and other long-term liabilities.

EXHIBIT INDEX

3.1         Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q
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

4.2         Registration Rights Agreement between AutoZone, Inc. and J. Dale Dawson and Judith S. Dawson dated
              May 1, 1998. Incorporated by reference to the Form 10-Q for the quarter ended May 9, 1998.

4.3         Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago.
              Incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 17, 1998.

*10.1     Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the
              Form S-8 (No. 333-88243) dated October 1, 1999.

*10.2     Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 4.1 to the
              Form S-8 (No. 333-88241) dated October 1, 1999.

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

*10.5     Second Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Appendix B to the definitive Proxy Statement as filed with the Securities and Exchange Commission on November 2, 1998.

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

10.13     Credit Agreement among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto,
              NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent, dated December 20, 1996.
               Incorporated by reference to Exhibit 10.1 to the Form 10-Q/A for the quarter ended February 15, 1997.

10.14     Amendment No. 1, dated February 10, 1998, to Credit Agreement among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville,
              N.A. as Co-Agent, dated December 20, 1996. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended February 14, 1998.

10.15     Amendment No. 2 to Credit Agreement among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent, dated
              December 20, 1996. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended
              November 21, 1998.

10.16     Credit Agreement, dated November 13, 1998, between AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, and NationsBank, N.A., as Agent. Incorporated by reference to Exhibit 10.5 to the
               Form 10-Q for the quarter ended November 21, 1998.

10.17     Amendment No. 1, dated July 16, 1999, to Credit Agreement dated November 13, 1998, between AutoZone,
               Inc., as Borrower, the several lenders from time to time party thereto, and NationsBank, N.A., as Agent.

13.1       Annual Report to Stockholders for the fiscal year ended August 28, 1999. Incorporated by reference to the
              Annual Report filed with the Securities and Exchange Commission via EDGAR pursuant to Rule 101(b)(1) of
              Regulation S-T.

21.1       Subsidiaries of the Registrant.

23.1       Consent of Ernst & Young LLP.

27.1        Financial Data Schedule (SEC Use Only).
__________________
*Management contract or compensatory plan or arrangement.