Form 10-Q
period 1999-11-20
AUTOZONE INC
filed 1999-12-29
CIK 866787

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended November 20, 1999, or

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

  Common Stock, $.01 Par Value - 138,188,037 shares as of December 21, 1999.

PART I. ITEM 1.
                              AUTOZONE, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           Nov. 20,                Aug. 28,
                                                             1999                    1999
                                                           --------                --------
                                                         (Unaudited)
                                                                    (in thousands)
ASSETS
Current assets:
 Cash and cash equivalents                           $       6,725            $       5,918
  Accounts receivable                                       33,216                   25,917
  Merchandise inventories                                1,180,834                1,129,693
  Prepaid expenses                                          29,513                   33,468
  Deferred income taxes                                     25,810                   30,088
                                                         ---------                ---------
    Total current assets                                 1,276,098                1,225,084

Property and equipment:
  Property and equipment                                 2,159,057                2,089,052
  Less accumulated depreciation and amortization           483,374                  450,566
                                                         ---------                ---------
                                                         1,675,683                1,638,486

Other assets:
  Cost in excess of net assets acquired                    335,226                  337,261
  Deferred income taxes                                     72,469                   76,412
  Other assets                                              7,035                     7,524
                                                           -------                   ------
                                                           414,730                  421,197
                                                           -------                  -------
                                                       $ 3,366,511              $ 3,284,767
                                                       ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $    730,541             $    757,447
  Accrued expenses                                         231,798                  230,036
  Income taxes payable                                      28,439                   13,071
                                                           -------                  -------
    Total current liabilities                              990,778                1,000,554

Long-term debt                                           1,082,564                  888,340
Other liabilities                                           67,627                   72,072
Stockholders' equity                                     1,225,542                1,323,801
                                                         ---------              -----------
                                                       $ 3,366,511              $ 3,284,767
                                                       ===========              ===========

See Notes to Condensed Consolidated Financial Statements

                              AUTOZONE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)

                                                          Twelve Weeks Ended
                                                   --------------------------------
                                                   Nov. 20,                Nov. 21,
                                                      1999                    1998
                                                   --------                --------
                                              (in thousands, except per share amounts)

Net sales                                       $  1,006,472             $  900,949
Cost of sales, including
warehouse and delivery expenses                      584,956                524,467
Operating, selling, general and
  administrative expenses                            315,768                286,667
                                                     -------                -------
Operating profit                                     105,748                 89,815
Interest expense                                      14,604                  8,515
                                                      ------                 ------
Income before income taxes                            91,144                 81,300
Income taxes                                          35,100                 30,000
                                                      ------                 ------
    Net income                                    $   56,044              $  51,300
                                                  ==========               ========
Weighted average shares
    for basic earnings per share                     139,261                150,762
Effect of dilutive stock options                         795                    806
                                                      ------                -------
Adjusted weighted average shares
    for diluted earnings per share                   140,056                151,568
                                                     =======                =======

Basic earnings per share                              $ 0.40                 $ 0.34
                                                      ======                 ======
Diluted earnings per share                            $ 0.40                 $ 0.34
                                                      ======                 ======

See Notes to Condensed Consolidated Financial Statements

                              AUTOZONE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                   Twelve Weeks Ended
                                                             ---------------------------------
                                                              Nov. 20,                 Nov. 21,
                                                                 1999                     1998
                                                             --------                 --------
                                                                        (in thousands)
Cash flows from operating activities:
  Net income                                               $    56,044              $    51,300
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                             30,124                   28,264
      Net increase in merchandise inventories                  (51,141)                 (38,416)
      Net increase (decrease) in current liabilities            (9,776)                  13,240
      Other - net                                                  885                  (13,486)
                                                              --------                  -------
        Net cash provided by operating activities               26,136                   40,902

Cash flows from investing activities:
  Cash outflows for property
    and equipment, net                                         (65,250)                (190,743)

Cash flows from financing activities:
  Net proceeds from debt                                       194,224                  200,024
  Purchase of Treasury Stock                                  (151,935)                 (50,300)
  Notes Receivable from Officers                                (3,600)
 Proceeds from sale of Common Stock, including
     related tax benefit                                         1,232                      546
                                                               -------                   ------
        Net cash provided by financing activities               39,921                  150,270
                                                               -------                   ------
Net increase (decrease) in cash and cash equivalents               807                      429
Cash and cash equivalents at beginning of period                 5,918                    6,631
                                                               -------                   ------
Cash and cash equivalents at end of period                 $     6,725              $     7,060
                                                           ===========              ===========


See Notes to Condensed Consolidated Financial Statements

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note A-Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ended November 20, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2000. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended August 28, 1999.

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

NOTE C-FINANCING ARRANGEMENTS

     The Company's long-term debt as of November 20, 1999, and August 28, 1999, consisted of the following:

                                                 Nov. 20,        Aug. 28,
                                                    1999            1999
                                                  ------        --------

        6.5% Debentures due July 2008           $200,000        $200,000

        6% Notes due November 2003               150,000         150,000

        Commercial Paper, 6.0% weighted
           average rate                          537,300         533,000

        Unsecured Bank Loans                     190,000

        Other                                      5,264           5,340
                                                 -------          ------
                                              $1,082,564        $888,340


     In November 1998, the Company sold $150 million of 6% Notes due November 2003 at a discount. Interest on the Notes is payable semi-annually on May 1 and November 1 each year, beginning May 1, 1999. In July 1998, the Company sold $200 million of 6.5% Debentures due July 2008 at a discount. Interest on the Debentures is payable semi-annually on January 15 and July 15 of each year, beginning January 15, 1999. Proceeds were used to repay portions of the Company's long-term variable rate bank debt and for general corporate purposes.

     The Company has a commercial paper program that allows borrowing up to $700 million. In connection with the program, the Company has a credit facility with a group of banks for up to $350 million which extends until December 2001 and a 364-day $350 million credit facility with another group of banks. The 364-day facility includes a renewal feature as well as an option to extinguish the outstanding debt one year from the maturity date. Borrowings under the commercial paper program reduce availability under the credit facilities. Outstanding commercial paper and revolver borrowings at November 20, 1999 are classified as long-term debt as it is the Company's intention to refinance them on a long-term basis.

     During the first quarter of fiscal 2000 the Company entered into unsecured bank loans totaling $190 million with maturity dates from March to August 2000 and interest rates ranging from 6.43% to 6.63%.

     The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR) or the lending bank's base rate (as defined in the agreement) at the option of the Company. In addition, the $350 million credit facility contains a competitive bid rate option. All of the revolving credit facilities contain a covenant limiting the amount of debt the Company may incur relative to its total capitalization. The facilities are available to support domestic commercial paper borrowings and to meet cash requirements.

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

    As of November 20, 1999, the Company's Board of Directors had authorized the Company to repurchase up to $600 million of common stock in the open market. Since January 1998, approximately $415.3 million of common stock has been repurchased under the plan. At times, the Company utilizes equity instrument contracts to facilitate its repurchase of common stock. At November 20, 1999, the Company held equity instrument contracts that relate to the purchase of approximately 2.2 million shares of common stock at an average cost of $26.76 per share. Additionally in December 1999, the Board authorized the repurchase of an additional $200 million of the Company's common stock.

NOTE E-COMPREHENSIVE INCOME

     As of August 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to stockholders' equity,
bypassing net income.   Comprehensive income for the periods presented equals
net income.

NOTE F-CONTINGENCIES

	AutoZone, Inc., is a defendant in a purported class action lawsuit entitled "Melvin Quinnie on behalf of all others similarly situated v. AutoZone, Inc., and DOES 1 through 100, inclusive" filed in the Superior Court of California, County of Los Angeles, in November 1998. The plaintiff claims that the defendants failed to pay overtime to store managers as required by California law and failed to pay terminated managers in a timely manner as required by California law. The plaintiff is seeking injunctive relief, restitution, statutory penalties, prejudgment interest, and reasonable attorneys' fees, expenses and costs. The case is in the early stages of pre-class certification discovery and therefore the Company is unable to predict the outcome of this lawsuit at this time. The Company is vigorously defending against this action.

	AutoZone, Inc., and its wholly-owned subsidiary, Chief Auto Parts Inc., are defendants in a purported class action lawsuit entitled "Paul D. Rusch, on behalf of all others similarly situated, v. Chief Auto Parts Inc. and AutoZone, Inc." filed in the Superior Court of California, County of
Los Angeles, in May 1999. The plaintiffs claim that the defendants have failed to pay their store managers overtime pay from March 1997 to present.
The plaintiffs are seeking back overtime pay, interest, an injunction against the defendants committing such practices in the future, costs, and attorneys' fees. The Company is unable to predict the outcome of this lawsuit at this time, but believes that the potential damages recoverable by any single plaintiff are minimal. However, if the plaintiff class were to be certified and prevail on all of its claims, the aggregate amount of damages could be substantial. The Company is vigorously defending against this action.

     The Company currently, and from time to time, is involved in various other legal proceedings incidental to the conduct of its business. Although the amount of liability that may result from these proceedings cannot be ascertained, the Company does not currently believe that, in the aggregate, they will result in liabilities material to the Company's financial condition or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  TWELVE WEEKS ENDED NOVEMBER 20, 1999, COMPARED TO
  TWELVE WEEKS ENDED NOVEMBER 21, 1998

     Net sales for the twelve weeks ended November 20, 1999, increased by $105.5 million, or 11.7%, over net sales for the comparable period of fiscal 1999. This increase was due to a comparable store sales increase of 7%, and increases in net sales for stores opened or acquired since the beginning of fiscal 1999. At November 20, 1999, the Company had 2,796 domestic auto parts stores in operation compared with 2,623 stores at November 21, 1998.

     Gross profit for the twelve weeks ended November 20, 1999, was $421.5 million, or 41.9% of net sales, compared with $376.5 million, or 41.8% of net sales, during the comparable period for fiscal 1999.

     Operating, selling, general and administrative expenses for the twelve weeks ended November 20, 1999, increased by $29.1 million over such expenses for the comparable period for fiscal 1999, and decreased as a percentage of net sales from 31.8% to 31.4%. The decrease in the expense ratio was due primarily to leverage of payroll and occupancy costs in recently acquired stores.

     Interest expense for the twelve weeks ended November 20, 1999, was $14.6 million compared with $8.5 million during the comparable period of 1999.
The increase in interest expense was primarily due to higher levels of borrowings as a result of the stock repurchases.

      The Company's effective income tax rate was 38.5% of pre-tax income for the twelve weeks ended November 20, 1999 and 36.9 % for the twelve weeks ended November 21, 1998. The fiscal 1999 effective tax rate reflects the utilization of acquired company net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     For the twelve weeks ended November 20, 1999, net cash of $26.1 million was provided by the Company's operations versus $40.9 million for the comparable period of fiscal year 1998. The comparative decrease in cash provided by operations was due primarily to increased inventory requirements for new store expansion in comparison to the twelve weeks ended November 21, 1998.

     Capital expenditures for the twelve weeks ended November 20, 1999 were $65.3 million. Year-to-date, the Company opened 85 net new auto parts stores including 13 stores that replaced existing stores. The Company expects to operate approximately 2,900 to 2,950 domestic auto parts stores at the end of the fiscal year.

     The Company anticipates that it will continue to generate significant operating cash flow. The Company foresees no difficulty in obtaining long-term financing in view of its credit rating and favorable experiences in the debt market in the past.

     The Company has a commercial paper program that allows borrowing up to $700 million. In connection with the program, the Company has a credit facility with a group of banks for up to $350 million which extends until December 2001 and a 364-day $350 million credit facility with another group of banks. The 364-day facility includes a renewal feature as well as an option to extinguish the outstanding debt one year from the maturity date. Borrowings under the commercial paper program reduce availability under the credit facilities. At November 20, 1999, the Company had total commercial paper and revolving credit borrowings of $537.3 million. Outstanding commercial paper and revolver borrowings at November 20, 1999 are classified as long-term debt as it is the Company's intention to refinance them on a long-term basis.


YEAR 2000 READINESS DISCLOSURE

The Year 2000 problem is, in its simplest terms, the inability of computer hardware and software to properly process dates beyond December 31, 1999. In order to save valuable system memory, hard storage space, and processing cycles, early programmers recorded dates using only the last two digits of the year. Year 2000 problems arise when performing date calculations between centuries based upon two digit year fields.

The Company began addressing the Year 2000 issue in June 1996 and implemented a formal Year 2000 project office in May 1997. As of November 20, 1999, the Company had completed over 99% of its critical readiness efforts. Thus far, no significant Year 2000 issues have been detected during the testing of its systems. The Company has not achieved 100% completion primarily due to delays in receiving third party software upgrades.

	The total estimated cost of the Year 2000 project is $10 to $11 million, which is being expensed as incurred. As of November 20, 1999, approximately
$8 million of this budget had been incurred. All of the related costs are being funded through operating cash flows. These costs are an immaterial part of the overall information technology budget. No major information technology projects or programs have been deferred.

	In addition to internal systems, the Company is addressing Year 2000 issues which do not normally fall under information technology such as embedded chip equipment and the compliance status of business partners. The Company is also assessing the Year 2000 readiness of its merchandise vendors, most of which communicate with the Company through electronic data interchange (EDI). The Company successfully completed Year 2000 testing of the EDI system with all critical vendors.

Although the Company believes that the ongoing assessment and testing will minimize its overall Year 2000 risks, there is no guarantee that there will not be an adverse effect on the Company if third parties such as merchandise vendors, service providers, or utility companies are not Year 2000 ready.
The Company has developed detailed contingency plans for critical systems, processes, and business partners. Elements of the Company's contingency plans include: switching vendors, increasing the inventory levels of certain products, back-up systems and manual processes.

While the Company does not anticipate any major business disruptions as a result of Year 2000 issues, it is possible that certain disruptions may occur including loss of communications with stores, distribution centers, or business partners; inability to process transactions in a timely manner or loss of power. The Company plans to have dedicated resources available to address any Year 2000 issue that may arise. These resources will be managed through a dedicated command center and consist of technical personnel, business leaders and members of senior management.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth, domestic and international development and expansion strategy, and future performance. The forward-looking statements are subject to risks, uncertainties and assumptions including, without limitation, competition, product demand, the domestic and international economies, government regulations and approvals, inflation, the ability to hire and retain qualified employees, consumer debt levels and the weather. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section in the Annual Report on Form 10-K for fiscal year ended August 28, 1999, for more details.


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

     4.1  Second Amended and Restated AutoZone, Inc. Employee Stock Purchase
          Plan.

    *10.1 Form of Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc., and various executive officers.

    *10.2 Form of Employment and Non-Compete Agreement between AutoZone, Inc., and various executive officers.

    *10.3 Form of Employment and Non-Compete Agreement between AutoZone, Inc., and various executive officers.

    *10.4 Form of Employment and Non-Compete Agreement between AutoZone, Inc., and Anthony Dean Rose, Jr.

    *10.5 Agreement and Mutual Release between AutoZone, Inc., and Lawrence
          E. Evans dated September 1, 1999.

    *10.6 AutoZone Management Stock Ownership Plan.

    *10.7 Form of Demand Promissory Note granted by certain executive officers in favor of AutoZone, Inc.

     27.1 Financial Data Schedule (SEC Use Only).
_____________
*Management contract or compensatory plan or arrangement.

(b) On October 1, 1999, the Company filed a Form 8-K containing a press release announcing its earning for the fiscal year ended August 28, 1999.

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


                         By: /s/ WILLIAM C. RHODES, III
                            ---------------------------
                         William C. Rhodes, III
                         Senior Vice President, Finance-Customer Satisfaction (Principal Accounting Officer)


Dated:  December 29, 1999

                               EXHIBIT INDEX


The following exhibits are filed as part of this report:

     3.1 Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

     3.2 Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.3 to the Form 10-K for the fiscal year ended August 29, 1998.

     4.1  Second Amended and Restated AutoZone, Inc. Employee Stock Purchase
          Plan.

    *10.1 Form of Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc., and various executive officers.

    *10.2 Form of Employment and Non-Compete Agreement between AutoZone, Inc., and various executive officers.

    *10.3 Form of Employment and Non-Compete Agreement between AutoZone, Inc., and various executive officers.

    *10.4 Employment and Non-Compete Agreement between AutoZone, Inc., and Anthony Dean Rose, Jr.

    *10.5 Agreement and Mutual Release between AutoZone, Inc., and Lawrence
          E. Evans dated September 1, 1999.

    *10.6 AutoZone Management Stock Ownership Plan.

    *10.7 Form of Demand Promissory Note granted by certain executive officers in favor of AutoZone, Inc.

     27.1 Financial Data Schedule (SEC Use Only).
_____________
*Management contract or compensatory plan or arrangement.