Form 10-Q
period 2000-02-12
AUTOZONE INC
filed 2000-03-23
CIK 866787

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 12, 2000, or

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

Common Stock, $.01 Par Value - 133,781,794 shares as of March 17, 2000.

                                AUTOZONE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                   FEB. 12,          AUG. 28,
                                                     2000              1999
                                                   --------          --------
                                                  (UNAUDITED)
                            ASSETS

Current assets:
   Cash and cash equivalents                    $    6,836          $    5,918
   Accounts receivable                              18,923              25,917
   Merchandise inventories                       1,147,429           1,129,693
   Prepaid expenses                                 32,137              33,468
   Deferred income taxes                            25,810              30,088
                                                 ---------           ---------
      Total current assets                       1,231,135           1,225,084

Property and equipment:
   Property and equipment                        2,200,535           2,089,052
   Less accumulated depreciation
     and amortization                              500,675             450,566
                                                 ---------           ---------
                                                 1,699,860           1,638,486

Other assets:
   Cost in excess of net assets acquired           333,247             337,261
   Deferred income taxes                            73,116              76,412
   Other assets                                      6,973               7,524
                                                  --------            --------
                                                   413,336             421,197
                                                  --------            --------
                                                $3,344,331          $3,284,767
                                                ==========          ==========


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $  691,236          $  757,447
   Accrued expenses                                239,945             230,036
   Income taxes payable                             23,149              13,071
   Notes payable                                    48,090
                                                 ---------           ---------
      Total current liabilities                  1,002,420           1,000,554

Long-term debt                                   1,074,181             888,340
Other liabilities                                   67,560              72,072
Stockholders' equity                             1,200,170           1,323,801
                                               -----------         -----------
                                               $ 3,344,331         $ 3,284,767
                                               ===========         ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                AUTOZONE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                          TWELVE WEEKS ENDED          TWENTY-FOUR WEEKS ENDED
                                       -----------------------      --------------------------
                                        FEB. 12,      FEB. 13,       FEB. 12,        FEB. 13,
                                          2000          1999           2000            1999
                                       ---------     ---------      ---------       ----------
Net sales                              $ 924,164     $ 852,538      $1,930,636      $1,753,487
Cost of sales, including warehouse
   and delivery expenses                 535,737       499,045       1,120,693       1,023,512
Operating, selling, general
   and administrative expenses           308,414       286,220         624,182         572,887
                                       ---------      --------       ---------       ---------
Operating profit                          80,013        67,273         185,761         157,088
Interest expense                          16,452        10,234          31,056          18,749
                                       ---------      --------       ---------       ---------
Income before income taxes                63,561        57,039         154,705         138,339
Income taxes                              24,500        21,000          59,600          51,000
                                       ---------      --------       ---------       ---------
   Net income                          $  39,061      $ 36,039      $   95,105      $   87,339
                                       =========      ========      ==========      ==========

Weighted average shares
   for basic earnings per share          138,056       149,929         138,659         150,345
Effect of dilutive stock options           1,029         1,740             911           1,274
                                         -------       -------         -------         -------
Adjusted weighted average shares
   for diluted earnings per share        139,085       151,669         139,570         151,619
                                         =======       =======         =======         =======

Basic earnings per share               $    0.28      $   0.24      $     0.69      $     0.58
                                       =========      ========      ==========      ==========
Diluted earnings per share             $    0.28      $   0.24      $     0.68      $     0.58
                                       =========      ========      ==========      ==========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                AUTOZONE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                       TWENTY-FOUR WEEKS ENDED
                                                       -----------------------
                                                        FEB. 12,      FEB. 13,
                                                          2000          1999
                                                        --------      --------
Cash flows from operating activities:
   Net income                                           $ 95,105      $ 87,339
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                       60,956        56,675
      Net increase in merchandise inventories            (17,736)      (66,374)
      Net decrease in current liabilities                (46,224)      (45,872)
      Other-net                                           10,293         8,817
                                                        --------       -------
      Net cash provided by operating activities          102,394        40,585

Cash flows from investing activities:
   Purchases of property and equipment                  (126,008)     (265,114)
   Proceeds from sale of property and equipment            9,337
       Notes receivable from officers                     (4,000)
                                                        ---------     ---------
          Net cash used in investing activities         (120,671)     (265,114)

Cash flows from financing activities:
   Net proceeds from debt                                233,931       294,360
   Proceeds from sale of Common Stock,
     including related tax benefit                         4,544         7,340
        Purchase of treasury stock                      (219,280)      (77,482)
                                                        ---------      --------
           Net cash provided by financing activities      19,195       224,218
                                                        ---------      --------
           Net increase(decrease) in cash and
             cash equivalents                                918          (311)
           Cash and cash equivalents at
             beginning of period                           5,918         6,631
                                                        --------      ---------
           Cash and cash equivalents at end of period   $  6,836      $  6,320
                                                        ========      =========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE A-BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-four weeks ended February 12, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2000. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended August 28, 1999.

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

NOTE C-FINANCING ARRANGEMENTS

  The Company's long-term debt as of February 12, 2000, and August 28, 1999, consisted of the following (in thousands):

                                          Feb. 12,        Aug. 28,
                                            2000            1999
                                          ---------      ----------

6.5% Debentures due July 2008             $ 200,000        $200,000
6% Notes due November 2003                  150,000         150,000
Commercial paper, weighted
  average rate of 6% at
  February 12, 2000, and 5.4%
  at August 28, 1999                        553,790         533,000
Unsecured bank loans                        194,300
Other                                        24,181           5,340
                                          ---------        --------
Total debt                                1,122,271         888,340
Less portion included in notes payable       48,090
                                         ----------        --------
Total long-term debt                     $1,074,181        $888,340
                                         ==========        ========

    In November 1998, the Company sold $150 million of 6% Notes due November 2003 at a discount. Interest on the Notes is payable semi-annually on May
1 and November 1 each year. In July 1998, the Company sold $200 million of 6.5% Debentures due July 2008 at a discount. Interest on the Debentures is payable semi-annually on January 15 and July 15 of each year. Proceeds from the Notes and Debentures were used to repay portions of the Company's long-term variable rate bank debt and for general corporate purposes.

    The Company has a commercial paper program that allows borrowing up to $700 million. In connection with the program, the Company has a credit facility with a group of banks for up to $350 million which extends until December
2001, and a 364-day $350 million credit facility with another group of banks. The 364-day facility includes a renewal feature as well as an option to extinguish the outstanding debt one year from the maturity date. As of February 12, 2000, there were borrowings of $4.3 million outstanding under this facility. Borrowings under the commercial paper program reduce availability under the credit facilities. Outstanding commercial paper and unsecured bank loans at February 12, 2000, of $700 million are classified as long-term debt as it is the Company's intention to refinance them on a long-term basis; the remaining amount is included in current maturities.

    During the first quarter of fiscal 2000 the Company entered into unsecured bank loans totaling $190 million with maturity dates from March to August
2000 and interest rates ranging from 6.43% to 6.63%.

    The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR) or the lending bank's base rate
(as defined in the agreement) at the option of the Company. In addition, the $350 million credit facility maturing in December 2001 contains a competitive bid rate option. All of the credit facilities contain a covenant limiting the amount of debt the Company may incur relative to its total capitalization. The facilities are available to support domestic commercial paper borrowings and to meet cash requirements.

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

    As of February 29, 2000, the Company's Board of Directors had authorized the Company to repurchase up to $1 billion of common stock in the open market. From January 1998 to February 12, 2000, approximately $482.6 million of common stock has been repurchased under the plan. Additionally, the Company purchased $54.8 million of common stock between February 13 and March 22, 2000.

    At times, the Company utilizes equity instrument contracts to facilitate its repurchase of common stock. The Company held equity instrument contracts that relate to the purchase of approximately 5.3 million shares of common stock at an average cost of $27.80 per share at February 12, 2000 and 9.4 million shares of common stock at an average cost of $24.78 per share at March 22, 2000.

NOTE E-COMPREHENSIVE INCOME

    Comprehensive income for the periods presented equals net income.

NOTE F- CONTINGENCIES

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TWELVE WEEKS ENDED FEBRUARY 12, 2000, COMPARED TO
   TWELVE WEEKS ENDED FEBRUARY 13, 1999

    Net sales for the twelve weeks ended February 12, 2000, increased by $71.6 million, or 8.4%, over net sales for the comparable period of fiscal 1999. This increase was due to a comparable store sales increase of 3%, and increases in net sales for stores opened or acquired since the beginning of fiscal 1999. On a rolling basis (stores opened for more than one year) comparable store sales increased 4%. At February 12, 2000, the Company had 2,837 stores in operation compared with 2,700 stores at February 13, 1999.

    Gross profit for the twelve weeks ended February 12, 2000, was $388.4 million, or 42.0% of net sales, compared with $353.5 million, or 41.5% of net sales, during the comparable period for fiscal 1999. The increase in the gross profit percentage was due primarily to better gross margins in acquired stores as a result of the conversion to AutoZone systems and format.

    Operating, selling, general and administrative expenses for the twelve weeks ended February 12, 2000, increased by $22.2 million over such expenses for the comparable period for fiscal 1999, and decreased as a percentage of net sales from 33.6% to 33.4%. The decrease in the expense ratio was due primarily to leverage of payroll and occupancy costs, principally in acquired stores, and acquisition integration expenses incurred in fiscal 1999.

    Interest expense for the twelve weeks ended February 12, 2000, was $16.5 million compared with $10.2 million during the comparable period of 1999. The increase in interest expense was primarily due to higher levels of borrowings as a result of the stock repurchases.

    The Company's effective income tax rate was 38.5% of pre-tax income for the twelve weeks ended February 12, 2000, and 36.8% for the twelve weeks ended February 13, 1999. The fiscal 1999 effective tax rate reflects the utilization of acquired company net operating loss carryforwards.

TWENTY-FOUR WEEKS ENDED FEBRUARY 12, 2000, COMPARED TO
   TWENTY-FOUR WEEKS ENDED FEBRUARY 13, 1999

    Net sales for the twenty-four weeks ended February 12, 2000, increased by $177.1 million, or 10.1%, over net sales for the comparable period of fiscal 1999. This increase was due to a comparable store sales increase of 5%, and increases in net sales for stores opened or acquired since the beginning of fiscal 1999. On a rolling basis (stores opened for more than one year) comparable store sales increased 6%.

    Gross profit for the twenty-four weeks ended February 12, 2000, was $809.9 million, or 42.0% of net sales, compared with $730.0 million, or 41.6% of net sales, during the comparable period for fiscal 1999. The increase in the gross profit percentage was due primarily to better gross margins in acquired stores.

    Operating, selling, general and administrative expenses for the twenty-four weeks ended February 12, 2000, increased by $51.3 million over such expenses for the comparable period for fiscal 1999, and decreased as a percentage of net sales from 32.7% to 32.3%. The decrease in the expense ratio was due primarily to leverage of payroll and occupancy costs in acquired stores.

    Interest expense for the twenty-four weeks ended February 12, 2000, was $31.1 million compared with $18.7 million during the comparable period of 1999. The increase in interest expense was primarily due to higher levels of borrowings as a result of the stock repurchases.

    The Company's effective income tax rate was 38.5% of pre-tax income for the twenty-four weeks ended February 12, 2000, and 36.9% for the twenty-four weeks ended February 13, 1999. The fiscal 1999 effective tax rate reflects the utilization of acquired company net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    For the twenty-four weeks ended February 12, 2000, net cash of $102.4 million was provided by the Company's operations versus $40.6 million for the comparable period of fiscal year 1999. The comparative increase in cash provided by operations is due primarily to the absence of working capital requirements in the acquired businesses in fiscal year 2000.

    Capital expenditures for the twenty-four weeks ended February 12, 2000, were $126.0 million. Year to date, the Company opened 126 net new AutoZone stores. The Company expects to operate between 2,900 and 2,950 auto parts stores at the end of the fiscal year.

    The Company anticipates that it will continue to generate significant operating cash flow. The Company foresees no difficulty in obtaining long-term financing in view of its credit rating and favorable experiences in the debt market in the past.

    The Company has a commercial paper program that allows borrowing up to $700 million. In connection with the program, the Company has a credit facility with a group of banks for up to $350 million which extends until December
2001, and a 364-day $350 million credit facility with another group of banks. The 364-day facility includes a renewal feature as well as an option
to extinguish the outstanding debt one year from the maturity date.   As of
February 12, 2000, there were borrowings of $4.3 million outstanding under
this facility.   Borrowings under the commercial paper program reduce
availability under the credit facilities. Outstanding commercial paper and unsecured bank loans at February 12, 2000, of $700 million are classified as long-term debt as it is the Company's intention to refinance them on a long-term basis; the remaining amount is included in current maturities.

    During the first quarter of fiscal 2000 the Company entered into unsecured bank loans totaling $190 million with maturity dates from March to August
2000 and interest rates ranging from 6.43% to 6.63%.

    As of February 29, 2000, the Company's Board of Directors had authorized the Company to repurchase up to $1 billion of common stock in the open market. From January 1998 to February 12, 2000, approximately $482.6 million of common stock has been repurchased under the plan. Additionally, the Company purchased $54.8 million of common stock between February 13 and March 22, 2000.

    At times, the Company utilizes equity instrument contracts to facilitate its repurchase of common stock. The Company held equity instrument contracts that relate to the purchase of approximately 5.3 million shares of common stock at an average cost of $27.80 per share at February 12, 2000, and 9.4 million shares of common stock at an average cost of $24.78 per share at March 22, 2000.

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

Item 1.  Legal Proceedings.

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

        In November 1998, the Superior Court certified the class as to all persons considered by Chief to be non-exempt hourly employees who, from August 1991, to the present, either work or did work in one of Chief's California retail stores, in excess of total work time of three and one-half (3.5) hours in any one work day and who were denied an off-duty rest break. In September 1999, the parties agreed to settle the suit. The settlement was approved by the court on January 10, 2000. The settlement does not have a material effect upon our financial results or operations.

Item 4.  Submission of Matters to a Vote of Security Holders

    (a)  The Annual Meeting of Stockholders was held on December 18, 1999.

    (b)  Not applicable.

    (c) 1. Election of Directors. All nominees for director were elected pursuant to the following vote:

          NOMINEE                      VOTES FOR       VOTES WITHHELD
          John C. Adams, Jr.          123,843,938         1,935,972
          Andrew M. Clarkson          123,815,484         1,964,426
          N. Gerry House              116,238,152         9,541,758
          Robert J. Hunt              123,835,869         1,944,041
          J.R. Hyde, III              123,962,610         1,817,300
          James F. Keegan             123,920,472         1,859,438
          Edward S. Lampert           123,959,034         1,820,876
          Michael W. Michelson        123,941,862         1,838,048
          Ronald A. Terry             123,939,692         1,840,218
          Timothy D. Vargo            123,840,617         1,939,293


         2. For the approval of the AutoZone, Inc. 2000 Executive Incentive Compensation Plan:

          For:     123,131,668
          Against:   1,944,132
          Abstain:     704,110

         3.  For the approval of Ernst & Young LLP as independent auditors:

          For:     125,456,346
          Against:      46,734
          Abstain:     276,830

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

     10.1 Form of Demand Promissory Note granted by certain executive officers in favor of AutoZone, Inc.

     10.2 AutoZone, Inc. 2000 Executive Incentive Compensation Plan. Incorporated by reference to Exhibit A to the definitive Proxy Statement for the annual meeting of stockholders held
            December 9, 1999.

     10.3   AutoZone, Inc. Executive Deferred Compensation Plan.

     27.1   Financial Data Schedule (SEC Use Only).


(b) On December 8, 1999, the Company filed a Form 8-K containing a press release announcing its earning for the fiscal quarter ended November 20, 1999.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOZONE, INC.


By:  /s/ ROBERT J. HUNT
     ------------------------------
Robert J. Hunt
Executive Vice President and
Chief Financial Officer-Customer Satisfaction
(Principal Financial Officer)


By: /S/ WILLIAM C. RHODES, III
    --------------------------------
William C. Rhodes, III
Senior Vice President, Finance-Customer Satisfaction
(Principal Accounting Officer)



Dated:  March 23, 2000

                               EXHIBIT INDEX


     3.1    Restated Articles of Incorporation of AutoZone, Inc.
            Incorporated by reference to Exhibit 3.1 to the Form
            10-Q for the quarter ended February 13, 1999.

     3.2 Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.3 to the Form 10-K for the fiscal year ended August 29, 1998.

     10.1 Form of Demand Promissory Note granted by certain executive officers in favor of AutoZone, Inc.

     10.2 AutoZone, Inc. 2000 Executive Incentive Compensation Plan. Incorporated by reference to Exhibit A to the definitive Proxy Statement for the annual meeting of stockholders held
            December 9, 1999.

     10.3   AutoZone, Inc. Executive Deferred Compensation Plan.

     27.1   Financial Data Schedule (SEC Use Only).