Form 10-Q
period 2000-05-06
AUTOZONE INC
filed 2000-06-20
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended May 6, 2000, or

[  ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from _______ to ________.

Commission file number 1-10714

AutoZone, Inc.
(Exact name of registrant as specified in its charter)

Nevada	62-1482048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Common Stock, $.01 Par Value - 127,460,964 shares as of June 6, 2000.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements.
        Condensed Consolidated Balance Sheets
        Condensed Consolidated Statements of Income
        Condensed Consolidated Statements of Cash Flows
        Notes to Condensed Consolidated Financial Statements

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings.

    Item 2. Changes in Securities and Use of Proceeds.

    Item 5. Other Information.

    Item 6. Exhibits and Reports on Form 8-K.

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 6,	Aug. 28,
	2000	1999

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 6,821	$ 5,918
Accounts receivable	18,006	25,917
Merchandise inventories	1,133,182	1,129,693
Prepaid expenses	24,520	33,468
Deferred income taxes	25,810	30,088

Total current assets	1,208,339	1,225,084

Property and equipment:
Property and equipment	2,248,057	2,089,052
Less accumulated depreciation and amortization	527,783	450,566

	1,720,274	1,638,486
Other assets:
Cost in excess of net assets acquired	331,212	337,261
Deferred income taxes	74,278	76,412
Other assets	8,706	7,524

	414,196	421,197

	$ 3,342,809	$ 3,284,767

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 659,019	$ 757,447
Accrued expenses	229,254	230,036
Income taxes payable	30,897	13,071

Total current liabilities	919,170	1,000,554

Long-term debt	1,215,411	888,340
Other liabilities	62,656	72,072
Stockholders' equity	1,145,572	1,323,801

	$ 3,342,809	$ 3,284,767

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 6,	May 8,	May 6,	May 8,
	2000	1999	2000	1999

Net sales	$ 1,059,415	$ 970,236	$ 2,990,051	$ 2,723,723
Cost of sales, including warehouse
and delivery expenses	609,497	561,303	1,730,190	1,584,815
Operating, selling, general and
administrative expenses	323,234	304,621	947,416	877,508

Operating profit	126,684	104,312	312,445	261,400
Interest expense, net	17,419	11,177	48,475	29,926

Income before income taxes	109,265	93,135	263,970	231,474
Income taxes	42,000	34,400	101,600	85,400

Net income	$ 67,265	$ 58,735	$ 162,370	$ 146,074

Weighted average shares
for basic earnings per share	133,322	149,132	136,880	149,941
Effect of dilutive stock options	1,102	1,597	975	1,381

Adjusted weighted average shares
for diluted earnings per share	134,424	150,729	137,855	151,322

Basic earnings per share	$ 0.50	$ 0.39	$ 1.19	$ 0.97

Diluted earnings per share	$ 0.50	$ 0.39	$ 1.18	$ 0.97

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirty-Six Weeks Ended

	May 6,	May 8,
	2000	1999

Cash flows from operating activities:
Net income	$ 162,370	$ 146,074
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	94,081	87,650
Net increase in merchandise inventories	(3,489)	(162,070)
Net increase (decrease) in current liabilities	(49,039)	73,351
Other - net	12,597	1,251

Net cash provided by operating activities	216,520	146,256

Cash flows from investing activities:
Purchases of property and equipment	(180,144)	(326,135)
Proceeds from sale of property and equipment	10,400
Notes receivable from officers	(4,113)

Net cash used in investing activities	(173,857)	(326,135)

Cash flows from financing activities:
Net proceeds from debt	327,071	300,650
Purchase of treasury stock	(376,508)	(131,020)
Proceeds from sale of Common Stock, including related tax benefit	7,677	9,372

Net cash (used in) provided by financing activities	(41,760)	179,002

Net increase (decrease) in cash and cash equivalents	903	(877)
Cash and cash equivalents at beginning of period	5,918	6,631

Cash and cash equivalents at end of period	$ 6,821	$ 5,754

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A-Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-six weeks ended May 6, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2000. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended August 28, 1999.

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

Note C-Financing Arrangements

        The Company's long-term debt as of May 6, 2000, and August 28, 1999, consisted of the following (in thousands):

	May 6, 2000	Aug. 28, 1999

6.5% Debentures due July 2008	$ 200,000	$ 200,000

6% Notes due November 2003	150,000	150,000

Commercial paper, weighted average rate of 6.26% at May 6, 2000, and 5.4% at August 28, 1999	597,000	533,000

Unsecured bank loans	240,000

Other	28,411	5,340

	$1,215,411	$ 888,340

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

        During the third quarter, the Company had a commercial paper program that allowed borrowing up to $700 million. In connection with the program, the Company had a credit facility with a group of banks for up to $350 million that extended until December 2001, and a 364-day $350 million credit facility with another group of banks. The 364-day facility included a renewal feature as well as an option to extinguish the outstanding debt one year from the maturity date. Borrowings under the commercial paper program reduced availability under the credit facilities. Outstanding commercial paper and unsecured bank loans at May 6, 2000, of $837 million were classified as long-term debt as it is the Company's intention to refinance them on a long-term basis.

        The rate of interest that was payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR) or the lending bank's base rate (as defined in the agreement) at the option of the Company. In addition, the $350 million credit facility scheduled to mature in December 2001 contained a competitive bid rate option. All of the credit facilities contained a covenant limiting the amount of debt the Company could incur relative to its total capitalization. The facilities were available to support domestic commercial paper borrowings and to meet cash requirements.

        During fiscal year 2000 the Company entered into unsecured bank loans with maturity dates from May to September 2000 and interest rates ranging from 6.32% to 6.83%. As of May 6, 2000, $240 million was outstanding under these agreements.

        Subsequent to the end of the quarter, the Company entered into new credit agreements for a $650 million five-year credit facility and a $650 million 364-day credit facility with a group of banks. The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending bank's base rate (as defined in the agreement), or a competitive bid rate at the option of the Company. The 364-day facility includes a renewal feature as well as an option to extinguish the outstanding debt one year from the maturity date. The Company has agreed to observe certain covenants under the terms of its credit agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage.

        These facilities are available to support domestic commercial paper borrowings and to meet cash requirements. In connection with these credit facilities, the Company increased its commercial paper program to $1.3 billion. Borrowings under the commercial paper program reduce availability under the credit facilities.

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

        As of June 6, 2000, the Company's Board of Directors had authorized the Company to repurchase up to $1.25 billion of common stock in the open market. From January 1998 to May 6, 2000, approximately $607.4 million of common stock has been repurchased under the plan. Additionally, the Company purchased $156.8 million of common stock between May 7 and June 6, 2000.

        At times, the Company utilizes equity instrument contracts to facilitate its repurchase of common stock. The Company held equity instrument contracts that relate to the purchase of approximately 11.9 million shares of common stock at an average cost of $25.16 per share at May 6, 2000, and 8.1 million shares of common stock at an average cost of $24.85 per share at June 6, 2000.

Note E-Comprehensive Income

        Comprehensive income for the periods presented equals net income.

Note F- Contingencies

        AutoZone, Inc., is a defendant in a purported class action lawsuit entitled "Melvin Quinnie on behalf of all others similarly situated v. AutoZone, Inc., and Does 1 through 100, inclusive" filed in the Superior Court of California, County of Los Angeles, in November 1998. The plaintiff claims that the defendants failed to pay overtime to store managers as required by California law and failed to pay terminated managers in a timely manner as required by California law. The plaintiff is seeking injunctive relief, restitution, statutory penalties, prejudgment interest, and reasonable attorneys' fees, expenses and costs. On April 3, 2000, the court certified the class as consisting of Chief managers who became AutoZone employees in standardized stores on January 1, 1999, for their claims since January 1, 1999, only, and all AutoZone store managers in the State of California. The Company will continue to vigorously defend this action.

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

        AutoZone, Inc., is a defendant in a lawsuit entitled "Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc., et al.," filed in the U.S. District Court for the Eastern District of New York on February 16, 2000. The case was filed by over 100 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers, against eight defendants, which are principally automotive aftermarket parts retailers. The plaintiffs claim that the defendants have knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers' profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. Plaintiffs seek approximately $1 billion in damages (including statutory trebling) and a permanent injunction prohibiting defendants from committing further violations of the Robinson-Patman Act and from opening up any further stores to compete with plaintiffs as long as defendants continue to violate the Act. The Company believes this suit to be without merit and will vigorously defend against it.

        AutoZone, Inc., is a defendant in a lawsuit entitled "Ty Newlin, individually, and on behalf of others similarly situated, v. AutoZone, Inc., and Does 1 through 50, inclusive," filed in the Kern County, California, Superior Court on April 27, 2000. The plaintiff, on behalf of a class of employees, alleges that AutoZone failed to pay overtime to its store management employees. The plaintiff is seeking unpaid overtime compensation, penalties, punitive damages, interest, attorneys' fees, and an injunction requiring AutoZone to pay overtime compensation as required under California and federal law. The Company intends to vigorously defend this action.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Twelve Weeks Ended May 6, 2000, Compared to
        Twelve Weeks Ended May 8, 1999

        Net sales for the twelve weeks ended May 6, 2000, increased by $89.2 million, or 9.2%, over net sales for the comparable period of fiscal 1999. Same store sales, or sales for domestic auto parts stores open at least one year, increased 6% for the quarter. At May 6, 2000, the Company had 2,854 stores in operation compared with 2,695 stores at May 8, 1999.

        Gross profit for the twelve weeks ended May 6, 2000, was $449.9 million, or 42.5% of net sales, compared with $408.9 million, or 42.1% of net sales, during the comparable period for fiscal 1999. The increase in the gross profit percentage was due primarily to improving gross margins in acquired stores as a result of the conversion to AutoZone systems and format.

        Operating, selling, general and administrative expenses for the twelve weeks ended May 6, 2000, increased by $18.6 million over such expenses for the comparable period for fiscal 1999, and decreased as a percentage of net sales from 31.4% to 30.5%. The decrease in the expense ratio was due primarily to leverage of payroll and occupancy costs, principally in acquired stores, and acquisition integration expenses incurred in fiscal 1999.

        Interest expense for the twelve weeks ended May 6, 2000, was $17.4 million compared with $11.2 million during the comparable period of 1999. The increase in interest expense was primarily due to higher levels of borrowings as a result of the stock repurchases and higher interest rates.

        The Company's effective income tax rate was 38.4% of pre-tax income for the twelve weeks ended May 6, 2000, and 36.9% for the twelve weeks ended May 8, 1999. The fiscal 1999 effective tax rate reflects the utilization of acquired company net operating loss carryforwards.

Thirty-Six Weeks Ended May 6, 2000, Compared to
        Thirty-Six Weeks Ended May 8, 1999

        Net sales for the thirty-six weeks ended May 6, 2000, increased by $266.3 million, or 9.8%, over net sales for the comparable period of fiscal 1999. Same store sales, or sales for domestic auto parts stores open at least one year, increased 6%.

        Gross profit for the thirty-six weeks ended May 6, 2000, was $1,259.9 million, or 42.1% of net sales, compared with $1,138.9 million, or 41.8% of net sales, during the comparable period for fiscal 1999. The increase in the gross profit percentage was due primarily to gross margin improvement in acquired stores.

        Operating, selling, general and administrative expenses for the thirty-six weeks ended May 6, 2000, increased by $69.9 million over such expenses for the comparable period for fiscal 1999, and decreased as a percentage of net sales from 32.2% to 31.7%. The decrease in the expense ratio was due primarily to leverage of payroll and occupancy costs in acquired stores.

        Interest expense for the thirty-six weeks ended May 6, 2000, was $48.5 million compared with $29.9 million during the comparable period of 1999. The increase in interest expense was primarily due to higher levels of borrowings as a result of the stock repurchases and higher interest rates.

        The Company's effective income tax rate was 38.5% of pre-tax income for the thirty-six weeks ended May 6, 2000, and 36.9% for the thirty-six weeks ended May 8, 1999. The fiscal 1999 effective tax rate reflects the utilization of acquired company net operating loss carryforwards.

Liquidity and Capital Resources

        For the thirty-six weeks ended May 6, 2000, net cash of $216.5 million was provided by the Company's operations versus $146.3 million for the comparable period of fiscal year 1999. The comparative increase in cash provided by operations is due primarily to better working capital performance in the acquired businesses in fiscal year 2000.

        Capital expenditures for the thirty-six weeks ended May 6, 2000, were $180.1 million. Year to date, the Company opened 145 net new domestic AutoZone stores. The Company expects to operate between 2,900 and 2,950 auto parts stores at the end of the fiscal year.

        The Company anticipates that it will continue to generate significant operating cash flow. The Company foresees no difficulty in obtaining long-term financing in view of its credit rating and favorable experiences in the debt market in the past.

        During the quarter, the Company had a commercial paper program that allowed borrowing up to $700 million. In connection with the program, the Company had a credit facility with a group of banks for up to $350 million that extended until December 2001, and a 364-day $350 million credit facility with another group of banks. The 364-day facility included a renewal feature as well as an option to extinguish the outstanding debt one year from the maturity date.  Borrowings under the commercial paper program reduced availability under the credit facilities. Outstanding commercial paper and unsecured bank loans at May 6, 2000, of $837 million were classified as long-term debt as it is the Company's intention to refinance them on a long-term basis.

        During fiscal year 2000 the Company entered into unsecured bank loans with maturity dates from March to September 2000 and interest rates ranging from 6.32% to 6.83%. As of May 6, 2000, $240 million was outstanding under these agreements.

        Subsequent to the end of the quarter, the Company entered into new credit agreements for a $650 million five-year credit facility and a $650 million 364-day credit facility with a group of banks. The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending bank's base rate (as defined in the agreement), or a competitive bid rate at the option of the Company. The 364-day facility includes a renewal feature as well as an option to extinguish the outstanding debt one year from the maturity date. The Company has agreed to observe certain covenants under the terms of its credit agreements, including limitations on total indebtedness, restriction on liens and minimum fixed charge coverage.

        These facilities are available to support domestic commercial paper borrowings and to meet cash requirements. In connection with these credit facilities, the Company increased its commercial paper program to $1.3 billion. Borrowings under the commercial paper program reduce availability under the credit facilities.

        As of June 6, 2000, the Company's Board of Directors had authorized the Company to repurchase up to $1.25 billion of common stock in the open market. From January 1998 to May 6, 2000, approximately $607.4 million of common stock has been repurchased under the plan. Additionally, the Company purchased $156.8 million of common stock between May 7 and June 6, 2000.

        At times, the Company utilizes equity instrument contracts to facilitate its repurchase of common stock. The Company held equity instrument contracts that relate to the purchase of approximately 11.9 million shares of common stock at an average cost of $25.16 per share at May 6, 2000, and 8.1 million shares of common stock at an average cost of $24.85 per share at June 6, 2000.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        AutoZone, Inc., is a defendant in a purported class action lawsuit entitled "Melvin Quinnie on behalf of all others similarly situated v. AutoZone, Inc., and Does 1 through 100, inclusive" filed in the Superior Court of California, County of Los Angeles, in November 1998. The plaintiff claims that the defendants failed to pay overtime to store managers as required by California law and failed to pay terminated managers in a timely manner as required by California law. The plaintiff is seeking injunctive relief, restitution, statutory penalties, prejudgment interest, and reasonable attorneys' fees, expenses and costs. On April 3, 2000, the court certified the class as consisting of Chief managers who became AutoZone employees in standardized stores on January 1, 1999, for their claims since January 1, 1999, only, and all AutoZone store managers in the State of California. The Company will continue to vigorously defend this action.

        AutoZone, Inc., is a defendant in a lawsuit entitled "Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc., et al.," filed in the U.S. District Court for the Eastern District of New York on February 16, 2000. The case was filed by over 100 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers, against eight defendants, which are principally automotive aftermarket parts retailers. The plaintiffs claim that the defendants have knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers' profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. Plaintiffs seek approximately $1 billion in damages (including statutory trebling) and a permanent injunction prohibiting defendants from committing further violations of the Robinson-Patman Act and from opening up any further stores to compete with plaintiffs as long as defendants continue to violate the Act. The Company believes this suit to be without merit and will vigorously defend against it.

        AutoZone, Inc., is a defendant in a lawsuit entitled "Ty Newlin, individually, and on behalf of others similarly situated, v. AutoZone, Inc., and Does 1 through 50, inclusive," filed in the Kern County, California, Superior Court on April 27, 2000. The plaintiff, on behalf of a class of employees, alleges that AutoZone failed to pay overtime to its store management employees. The plaintiff is seeking unpaid overtime compensation, penalties, punitive damages, interest, attorneys' fees, and an injunction requiring AutoZone to pay overtime compensation as required under California and federal law. The Company intends to vigorously defend this action.

Item 2. Changes in Securities and Use of Proceeds

        (a) On March 21, 2000 the Board of Directors adopted a Stockholder Rights Plan as more fully described in the Form 8-K dated March 21, 2000, and filed on April 10, 2000.

        (b) On March 21, 2000, the Board of Directors amended the Company's Bylaws to require that any action of the stockholders be taken only at an annual or special stockholders meeting, and that special meetings may only be called by the Chairman, the President, or a majority of the members of the Board of Directors. In addition, the Bylaws were amended to clarify the procedures required for stockholders to bring business before a meeting of stockholders and to clarify the requirements for proper notification of stockholders and directors.

Item 5. Other Information.

        (a) AutoZone, Inc.'s Annual Meeting of Stockholders will be held on December 14, 2000. Stockholder proposals for inclusion in the Proxy Statement must be received by June 22, 2000. Stockholder proposals not included in the Proxy Statement and nominations to the Board of Directors may be presented at the Annual Meeting if such proposal or nomination is received by AutoZone's Secretary after August 10, 2000, but before September 8, 2000.

        (b) On May 12, 2000, the Board of Directors increased the number of members on the Board to 11 and elected
W. Andrew McKenna as a director.

Item 6. Exhibits and Reports on Form 8-K.

        (a) The following exhibits are filed as part of this report:

3.1     Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1
          to the Form 10-Q for the quarter ended February 13, 1999.           3.2     Second Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to
                    Exhibit 3 to the Form 8-K dated March 21, 2000. 4.1     Rights Agreement, dated as of March 21, 2000, between AutoZone, Inc. and First Chicago
          Trust Company of New York which includes the form of Certificate of Designations of the
          Series A Junior Participating Preferred Stock of AutoZone, Inc. as Exhibit A, the form of
          Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as
          Exhibit C. Incorporated by reference to Exhibit 4 to the Form 8-K dated March 21, 2000.   10.1   Five-Year Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto and Bank of America, N.A., as Administrative
          Agent and The Chase Manhattan Bank, as Syndication Agent.   10.2   364-Day Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, and Bank of America, N.A., as Administrative
          Agent and The Chase Manhattan Bank, as Syndication Agent.   10.3   Second Amended and Restated AutoZone, Inc. 1998 Director Stock Option Plan.            27.1   Financial Data Schedule (SEC Use Only).

(b) (1) On April 10, 2000, the Company filed a Form 8-K related to the adoption of the Stockholder Rights Plan and amendments to the Bylaws.

(2) On March 1, 2000, the Company filed a Form 8-K containing a press release announcing its earnings for the fiscal quarter ended February 12, 2000.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOZONE, INC.

By: /s/ Robert J. Hunt
Robert J. Hunt
Executive Vice President and
Chief Financial Officer-Customer Satisfaction
(Principal Financial Officer)
By: /s/ Tricia K. Greenberger
Tricia K. Greenberger
Vice President and Controller -
Customer Satisfaction
(Principal Accounting Officer)
Dated: June 19, 2000

EXHIBIT INDEX

3.1     Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1
          to the Form 10-Q for the quarter ended February 13, 1999.           3.2     Second Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to
                    Exhibit 3 to the Form 8-K dated March 21, 2000. 4.1     Rights Agreement, dated as of March 21, 2000, between AutoZone, Inc. and First Chicago
          Trust Company of New York which includes the form of Certificate of Designations of the
          Series A Junior Participating Preferred Stock of AutoZone, Inc. as Exhibit A, the form of
          Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as
          Exhibit C. Incorporated by reference to Exhibit 4 to the Form 8-K dated March 21, 2000.   10.1   Five-Year Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto and Bank of America, N.A., as Administrative
          Agent and The Chase Manhattan Bank, as Syndication Agent.   10.2   364-Day Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, and Bank of America, N.A., as Administrative
          Agent and The Chase Manhattan Bank, as Syndication Agent.   10.3   Second Amended and Restated AutoZone, Inc. 1998 Director Stock Option Plan.            27.1  Financial Data Schedule (SEC Use Only).