Form 10-K
period 2000-08-26
AUTOZONE INC
filed 2000-10-27
CIK 866787

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-K

[X] Annual Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
      August 26, 2000, or

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
           None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K § 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the 82,799,107 shares of voting stock of the registrant held by non-affiliates of the registrant (excluding, for this purpose, shares held by officers, directors, or 10% stockholders) was $1,976,828,680 based on the last sales price of the Common Stock on October 17, 2000, as reported on the New York Stock Exchange. The number of shares of Common Stock outstanding as of October 17, 2000, was 116,000,313.

Documents Incorporated By Reference

Portions of the Annual Report to Stockholders for the year ended August 26, 2000, are incorporated by reference into Parts I and II.

Portions of the definitive Proxy Statement dated October 27, 2000, for the Annual Meeting of Stockholders to be held December 14, 2000, are incorporated by reference into Part III.

TABLE OF CONTENTS
PART I
Item 1. Business
Introduction
Marketing and Merchandising Strategy
Store Development and Expansion Strategy
Store Operations
Purchasing and Distribution
Competition
Trademarks and Patents
Employees
Executive Officers of the Registrant
RISK FACTORS
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
PART III Item 10. Directors and Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions PART IV Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K SIGNATURES

VALUATION AND QUALIFYING ACCOUNTS

EXHIBIT INDEX

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements. These statements discuss, among other things, expected growth, domestic and international development and expansion strategy, business strategies, and future performance. These forward-looking statements are subject to risks, uncertainties and assumptions including, without limitation, competition, product demand, domestic and international economies, the ability to hire and retain qualified employees, consumer debt levels, inflation and the weather. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section of this Form 10-K for more details.

PART I

Item 1. Business

Introduction

        We are the nation's leading specialty retailer of automotive parts and accessories, primarily focusing on do-it-yourself customers. We began operations in 1979 and at August 26, 2000, operated 2,915 auto parts stores in 42 states and 13 in Mexico. Each auto parts store carries an extensive product line for cars, vans and light trucks, including new and re-manufactured automotive hard parts, maintenance items, and accessories. At August 26, 2000, 1,486 of our domestic auto parts stores also had a commercial sales program, which provides commercial credit and prompt delivery of parts and other products to local repair garages, dealers and service stations. We do not sell tires nor do we perform automotive repairs or installations.

        In addition, we sell heavy-duty truck parts and accessories through 49 TruckPro stores in 15 states, automotive diagnostic and repair information software through our ALLDATA subsidiary and diagnostic and repair information through alldatadiy.com.

            At August 26, 2000, our auto parts stores were in the following locations:
Alabama	83	Maine	3	Oregon	2
Arizona	75	Maryland	21	Pennsylvania	70
Arkansas	47	Massachusetts	53	Rhode Island	13
California	389	Michigan	104	South Carolina	51
Colorado	39	Mississippi	67	Tennessee	111
Connecticut	21	Missouri	82	Texas	348
Delaware	6	Nebraska	8	Utah	21
Florida	143	Nevada	28	Vermont	1
Georgia	101	New Hampshire	11	Virginia	53
Illinois	127	New Jersey	9	Washington, DC	6
Indiana	101	New Mexico	29	West Virginia	15
Iowa	29	New York	85	Wisconsin	35
Kansas	43	North Carolina	97	Wyoming	5
Kentucky	56	Ohio	181	Mexico	13
Louisiana	83	Oklahoma	63
				Total	2,928

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

Products

        This table shows the types of products we sell in our auto parts stores:

Hard Parts	Maintenance Items	Accessories	Miscellany
Alternators Batteries Brake Drums, Rotors, Shoes & Pads Carburetors Clutches Engines Mufflers Shock Absorbers Spark Plugs Starters Struts Water Pumps	Antifreeze Brake Fluid Oil Oil and Fuel Additives Oil, Air, and Fuel Filters Power Steering Fluid Transmission Fluid Wash and Wax Chemicals Windshield Wipers	Floor Mats Lights Mirrors Stereos	Air Fresheners Dent Filler Hand Cleaner Paint Repair Manuals Tools
        Our auto parts stores generally offer between 16,000 and 21,000 stock keeping units ("SKUs") covering a broad range of vehicle types. Each auto parts store carries the same basic product line with some regional differences based on climate, demographics and age and type of vehicle registration. Our "flexogram" program enables us to tailor our hard parts inventory to the makes and models of the automobiles in each store's trade area. The auto parts stores sell a number of products, including batteries, engines, starters, alternators, brake parts and filters, under our private label names. We also offer a range of products, consisting principally of hard parts, through our express parts program, which provides overnight delivery of lower turnover products to our auto parts stores.

Pricing

        We employ an everyday low price strategy and attempt to be the price leader in hard parts categories. We believe that our prices overall compare favorably to those of our competitors.

Commercial Sales Program

        Our commercial sales program in the auto parts stores provides credit and prompt delivery of parts and other products to local repair garages, dealers and service stations. At August 26, 2000, this program was offered in 1,486 auto parts stores. Commercial customers generally pay the same everyday low prices as paid by do-it-yourself customers.

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

Store Development and Expansion Strategy

        This table shows the domestic auto parts store development during the past five fiscal years:

	Fiscal Year
	1996	1997	1998	1999	2000
Beginning Stores	1,143	1,423	1,728	2,657	2,711
New Stores[1]	280	308	952	245	208
Replaced Stores[2]	31	17	12	59	30
Closed Stores[2]	(31)	(20)	(35)	(250)	(34)
Ending Stores	1,423 =====	1,728 =====	2,657 =====	2,711 =====	2,915 =====
1Includes stores obtained through Chief and Auto Palace acquisitions in 1998, and stores opened on real estate acquired from Pep Boys in 1999.
2Closed stores include replaced stores.
        We believe that expansion opportunities exist both in markets that we do not currently serve, and in markets where we can achieve a larger presence, for both AutoZone and TruckPro stores. We attempt to obtain high visibility sites in high traffic locations and undertake substantial research prior to entering new markets. Key factors in selecting new site and market locations include population, demographics, vehicle profile, and number and strength of competitors' stores. We generally seek to open new stores within or contiguous to existing market areas and attempt to cluster development in new urban markets in a relatively short period of time in order to achieve economies of scale in advertising and distribution costs. In addition to continuing to construct our own stores, we occasionally evaluate potential acquisition candidates in new as well as in existing markets.

        Our net sales have grown significantly in recent years, increasing from $2.2 billion in fiscal 1996 to $4.5 billion in fiscal 2000. Continued growth and financial performance will be dependent, in large part, upon our ability to open new stores on a profitable basis in existing and new markets and also upon our ability to continue to increase sales in existing stores. We make no assurance that we can continue to open and operate new stores on a timely and profitable basis, or continue to attain increases in comparable store sales.

Store Operations

Store Formats

        As of August 26, 2000, we had domestic auto parts stores in the following square footage ranges:

Square Footage	Number of Stores
Less than 4,000	300
4,000 to 7,000	1,475
More than 7,000	1,140
        Substantially all AutoZone stores are based on standard store formats resulting in generally consistent appearance, merchandising and product mix. Approximately 85% to 90% of each store's square footage is selling space, of which approximately 40% to 45% is dedicated to hard parts inventory. The hard parts inventory area is fronted by a counter that generally runs the depth or length of the store, dividing the hard parts area from the remainder of the store. The remaining selling space contains displays of accessories and maintenance items.

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

    Approximately 2,300 of our auto parts stores are freestanding, with the balance principally located within strip shopping centers. Freestanding large format stores typically have parking for approximately 40 to 45 cars on a lot of approximately 3/4 to one acre. Our smaller auto parts stores typically have parking for approximately 25 to 35 cars and are usually located on a lot of approximately 1/2 to 3/4 acre.

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

        Our domestic auto parts stores are primarily supervised through district managers who oversee approximately five to eight stores each and who report to regional managers. Regional managers with approximately 45 to 60 stores each, in turn, report to six Vice Presidents-Stores. Purchasing, merchandising, advertising, accounting, cash management, store development, systems technology and support and other store support functions are centralized in our store support center in Memphis, Tennessee. We believe that this centralization enhances consistent execution of our merchandising and marketing strategy at the store level.

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
Purchasing and Distribution

        Merchandise is selected and purchased for all stores at our store support center in Memphis. No one class of product accounts for as much as 10% of our total sales. In fiscal 2000, no single supplier accounted for more than 7% of our total purchases, and our ten largest suppliers accounted for approximately 32% of our purchases. We generally have few long-term contracts for the purchase of merchandise. We believe that we have excellent relationships with suppliers. We also believe that alternative sources of supply exist, at similar cost, for substantially all types of product sold.

        Our vendors ship substantially all of our merchandise to our distribution centers. Stores typically place orders on a weekly basis with merchandise shipped from the warehouse in our trucks on the following day.

Competition

        We compete principally in the do-it-yourself and, more recently, the commercial automotive aftermarket. Although the number of competitors and the level of competition experienced by our stores vary by market area, the automotive aftermarket is fragmented and generally very competitive. We principally compete using customer service, store location, product selection, product warranty and price. While we believe that we compete effectively across the United States, some of our competitors have been operating longer in particular geographic areas and may be more familiar with particular regional needs or may have a name more recognizable in a particular region.

        In addition to competing with other auto parts retailers, we compete with jobber stores, which principally sell to wholesale accounts and installers, but also have significant sales to do-it-yourself customers. With respect to some products, we also compete with mass merchants who sell automotive maintenance products such as oil, filters, windshield wiper blades, wash and wax, chemicals and batteries.

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

Employees

        As of August 26, 2000, we employed approximately 43,000 persons, approximately 29,000 of whom were employed full-time. Approximately 87% of our employees were employed in stores or in direct field supervision, approximately 7% in distribution centers and approximately 6% in store support functions.

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

John C. Adams, Jr., 52--Chairman, Chief Executive Officer, and Director
        John C. Adams, Jr., has been a director since 1996. Mr. Adams was elected Chairman and Chief Executive Officer in March 1997. In September 2000, Mr. Adams announced that he intends to step aside as CEO as soon as a replacement is found by the Board of Directors. Previously, he had been President and Chief Executive Officer since December 1996, and had been Vice Chairman and Chief Operating Officer since March 1996. Previously, he was Executive Vice President--Distribution since 1995. From 1990 to 1994, Mr. Adams was a co-owner of Nicotiana Enterprises, Inc., a food distribution company. From 1983 to 1990, Mr. Adams was President of the Miami Division of Malone & Hyde, Inc., AutoZone's former parent company.

Timothy D. Vargo, 49--President, Chief Operating Officer, and Director
        Timothy D. Vargo has been a director since 1996. He has been President since March 1997 and Chief Operating Officer since December 1996. Previously, Mr. Vargo had been Vice Chairman from March 1996 to December 1996, Executive Vice President--Merchandising and Systems Technology since 1995 and had been Senior Vice President in 1995. Mr. Vargo was Senior Vice President--Merchandising from 1986 to 1992 and was Director of Stores for the Auto Shack division of Malone & Hyde from 1984 to 1986.

Robert J. Hunt, 51--Executive Vice President, Chief Financial Officer, and Director
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

Michael B. Baird, 43--Senior Vice President and President, TruckPro
        Michael B. Baird was elected Senior Vice President in October 1999, and has been President of TruckPro since its acquisition in 1998. Prior to that, he had been Vice President--Commercial from 1995, and had been Vice President--Merchandising since 1993. Mr. Baird has been employed by AutoZone or Malone & Hyde since 1984.

Bruce G. Clark, 55--Senior Vice President--Systems, Technology and Support, and Chief Information Officer
        Bruce G. Clark has been Senior Vice President since January 1999. Previously Mr. Clark had been Senior Vice President--MIS/Telemarketing of Brylane and its predecessors since 1988. Mr. Clark joined Brylane, at that time a division of The Limited, in 1983, and served as Vice President--MIS/Telemarketing from 1983 to May 1988. Prior to joining Brylane, Mr. Clark was a partner in the consulting division of Arthur Andersen & Co.

Gerald E. Colley, 47--Senior Vice President--Stores
        Gerald E. Colley was elected Senior Vice President-Stores in 1997. He had been Vice President--Stores since April 1997, and had been a Regional Manager since February 1997. Previously, Mr. Colley had been an Executive Vice President for Tire Kingdom, Inc., in 1996, and had been President of Rose Auto Stores Florida, Inc., in 1995. Prior to that time Mr. Colley had been employed by AutoZone since 1987, and had been a Vice President from 1988 to 1995.

Brett D. Easley, 41--Senior Vice President--Merchandising, Chief Content Officer and President, ALLDATA
        Brett D. Easley was named Senior Vice President--Merchandising in October 2000 and Chief Content Officer in December 1999. He has been President of ALLDATA since 1998. Previously, he was Senior Vice President--E-Commerce since October 1999. Prior to that, he had been Vice President--Information and Training since 1997 and Vice President--Merchandising Systems since 1994. Mr. Easley has been employed by AutoZone or Malone & Hyde since 1984.

Joseph M. Fabiano, 44--Senior Vice President--Human Resources and International Business Development
        Joseph M. Fabiano joined AutoZone in July 1999 as Senior Vice President--Human Resources. Previously Mr. Fabiano was Vice-President--Human Resources for Northwestern Corporation from January 1999 to March 1999. Previously Mr. Fabiano was employed by Tricon Global Restaurants as Vice President, Human Resources--Americas from 1997 to 1999, and as Vice President, Human Resources--Latin America from 1996 to 1997. Prior to that Mr. Fabiano was Senior Vice President, Human Resources for Gruma, S.A. de C.V. from 1995 to 1996. From 1992 to 1995, Mr. Fabiano was Vice President--Human Resources for Gruma Corporation.

Harry L. Goldsmith, 49--Senior Vice President, Secretary and General Counsel
        Harry L. Goldsmith was elected Senior Vice President, Secretary and General Counsel in 1996. Previously he was Vice President, General Counsel and Secretary from 1993 to 1996.

Michael E. Longo, 39--Senior Vice President--Distribution
        Michael E. Longo has been Senior Vice President--Distribution since 1998. Prior to that time, he had been Vice President--Distribution since 1996. Mr. Longo began working with AutoZone in 1992.

Robert D. Olsen, 48--Senior Vice President--Planning and Store Development
        Robert D. Olsen was elected Senior Vice President--Planning and Store Development in April 2000. Prior to that time, since 1993, Mr. Olsen was Executive Vice President and Chief Financial Officer of Leslie's Poolmart. From 1990 to1993 he was Executive Vice President and Chief Financial Officer of TuneUp Masters. From 1985 to 1989, Mr. Olsen held several positions with AutoZone, including Controller, Vice President--Finance, and Senior Vice President and Chief Financial Officer.

William C. Rhodes, III, 35--Senior Vice President--Mid-South Stores
        William C. Rhodes, III has been Mid-South Vice-President of Stores since July 2000. Prior to July, he was Senior Vice President-Finance since October 1999. Previously, Mr. Rhodes was Vice President--Finance from February 1999 and prior to that was Vice President--Operations Analysis and Support since 1997, and served as a Director in various capacities in both Store Operations and Finance since joining the Company in 1994.

Anthony Dean Rose, Jr., 40--Senior Vice President--Advertising
        Anthony Dean Rose, Jr. has been Senior Vice President--Advertising since 1995. Prior to that time, he had been Vice President--Advertising since 1989 and a Director of Advertising since 1987. Mr. Rose has been employed by AutoZone or Malone & Hyde since 1982.

Stephen W. Valentine, 37--Senior Vice President--Business Development
        Stephen W. Valentine is Senior Vice President--Business Development and had been Senior Vice President--International since October 1998. Prior to that time, he had been Senior Vice President--Systems Technology and Support since 1995, Vice President--Systems Technology and Support since 1994, and a Director of Store Management Systems since 1990. Mr. Valentine began working with AutoZone in 1989.

Andrew M. Clarkson, 63--Director and Chairman of the Finance Committee
        Andrew M. Clarkson has been a director since 1986 and is an employee serving as Chairman of the Finance Committee. Mr. Clarkson had been Vice President and Treasurer in 1986, Senior Vice President and Treasurer from 1986 to 1988, was Secretary from 1988 to 1993 and was Treasurer from 1990 to 1995. Previously, Mr. Clarkson was Chief Financial Officer of Malone & Hyde from 1983 to 1988.

Tricia K. Greenberger, 32--Vice President and Controller
        Tricia K. Greenberger has been Vice President and Controller since April 2000. Prior to that, she was Vice President Financial Planning and Control since 1998. Previously, she had been Director of Process Improvement since 1996. Prior to joining AutoZone, Ms. Greenberger was a Manager with Ernst & Young LLP.

RISK FACTORS

        We may not be able to increase sales by the same historic growth rates.

        We have significantly increased our domestic store count in the past five fiscal years, growing from 1,143 stores at August 26, 1995, to 2,915 stores at August 26, 2000, an average store count increase per year of 24%. We do not plan to continue our store count growth rate at the historic pace. In addition, a portion of our total sales increases each year results from increases in sales at existing stores. We cannot make any assurance that we can continue to increase same store sales as our stores mature in their markets.

        We have an ever-increasing need for qualified employees.

        In fiscal year 2000, our consolidated employee count increased from approximately 40,500 at the beginning of the year to about 43,200, a 7% increase in the year. We do not know if we can continue to hire and retain qualified employees at current wage rates.

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
      the law. Contrary to the terms of the federal Clean Air Act, the U.S. Environmental Protection Agency has adopted regulations that would limit access to computerized diagnostic information (commonly referred to as "on-board diagnostics") relating to vehicle emission systems on cars and light trucks beginning with the 1996 model year. Legislation is pending in several states to negate the effect of these regulations upon do-it-yourself customers and commercial installers not associated with the original manufacturers. If these regulations remain in effect, our customers will have little or no access to on-board diagnostic information for vehicles, which may limit their ability to diagnose, maintain or repair the emissions systems of vehicles.
        If we cannot profitably increase market share in the commercial auto parts business, our sales growth may be limited.

        Although we are one of the five largest sellers of auto parts in the commercial "do-it-for-me" market, to increase commercial sales we must compete against automotive aftermarket jobbers and warehouse distributors, in addition to other auto parts retailers which recently entered the commercial business. Some of these jobbers and warehouse distributors have been in business for substantially longer periods of time than we have, have developed long-term customer relationships and have larger available inventories. We can make no assurance that we can profitably develop new commercial customers or make available inventories required by commercial customers.

        If we cannot profitably open stores in international markets, our sales growth may be limited.

        We opened our first auto parts stores in Mexico during fiscal year 1999. Although we believe that great potential exists for auto parts stores in the fragmented international auto parts market, we have little experience opening or operating stores outside of the United States, and no assurances can be made that we can open additional stores in Mexico or stores in any other country in a timely or profitable manner.

        If our vendors continue to consolidate, we may pay higher prices for our merchandise.

        Recently, several of our vendors have merged and others have announced plans to merge. Further vendor consolidation could limit the number of vendors from which we may purchase products and could materially affect the prices we pay for these products.

Item 2. Properties

This table shows the square footage and number of leased and owned properties for our domestic auto parts stores:

	No. of Stores	Square Footage
Leased	1,216	7,133,621
Owned	1,699	11,585,683
Total	2,915 ======	18,719,304 =========

        We have 3,447,172 square feet in our distribution centers, all of which is owned, except for 892,978 square feet, which is leased. The distribution centers are located in Arizona, California, Georgia, Illinois, Louisiana, Ohio, Tennessee, and Texas.

        Our store support center, which we own, is located in Memphis, Tennessee, and consists of 360,000 square feet.

        We also own and lease other properties that are not material in the aggregate.

Item 3. Legal Proceedings

        AutoZone, Inc., is a defendant in a class action lawsuit entitled "Melvin Quinnie on behalf of all others similarly situated v. AutoZone, Inc., and DOES 1 through 100, inclusive" filed in the Superior Court of California, County of Los Angeles, in November 1998. The plaintiff claims that the defendants failed to pay overtime to store managers as required by California law and failed to pay terminated managers in a timely manner as required by California law. The plaintiff is seeking injunctive relief, restitution, statutory penalties, prejudgment interest, and reasonable attorneys' fees, expenses and costs. On April 3, 2000, the court certified the class as consisting of all AutoZone store managers, and Chief managers who became AutoZone employees in standardized stores on January 1, 1999, for their claims since January 1, 1999, only. The Company is unable to predict the outcome of this lawsuit at this time, but believes that the potential damages recoverable by any single plaintiff are minimal. However, if the plaintiff class were to prevail on all of its claims, the aggregate amount of damages could be substantial. The Company is vigorously defending against this action.

        AutoZone, Inc., and its wholly-owned subsidiary, Chief Auto Parts Inc., are defendants in a purported class action lawsuit entitled "Paul D. Rusch, on behalf of all others similarly situated, v. Chief Auto Parts Inc. and AutoZone, Inc." filed in the Superior Court of California, County of Los Angeles, in May 1999. The plaintiffs claim that the defendants have failed to pay their store managers overtime pay from March 1997 to present. The plaintiffs are seeking back overtime pay, interest, an injunction against the defendants committing such practices in the future, costs and attorneys' fees. The Company is unable to predict the outcome of this lawsuit at this time, but believes that the potential damages recoverable by any single plaintiff are minimal. However, if the plaintiff class were to be certified and prevail on all of its claims, the aggregate amount of damages could be substantial. The Company is vigorously defending against this action.

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

        AutoZone, Inc., was a defendant in a lawsuit entitled "Ty Newlin, individually, and on behalf of others similarly situated, v. AutoZone, Inc., and Does 1 through 50, inclusive," filed in the Kern County, California, Superior Court on April 27, 2000. The plaintiff, on behalf of a class of employees, alleges that AutoZone failed to pay overtime to its store management employees. The plaintiff is seeking unpaid overtime compensation, penalties, punitive damages, interest, attorneys' fees and an injunction requiring AutoZone to pay overtime compensation as required under California and federal law. This case was dismissed without prejudice during September 2000.

        We are also involved in various other legal proceedings incidental to the conduct of our business. Although the amount of liability that may result from these other proceedings cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

        Common Stock Market Prices for our common stock as traded on the New York Stock Exchange as shown in the section labeled "Quarterly Summary" of the Annual Report to Stockholders for the fiscal year ended August 26, 2000, are incorporated herein by reference.

        At October 17, 2000, we had 3,561 stockholders of record, excluding the number of beneficial owners whose shares were represented by security position listings.

Item 6. Selected Financial Data

        Selected financial data contained in the section entitled "Ten-Year Review" of the Annual Report to Stockholders for the fiscal year ended August 26, 2000, are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The section entitled "Financial Review" of the Annual Report to Stockholders for the fiscal year ended August 26, 2000, is incorporated herein by reference.

        In addition to the amounts disclosed in Note E of the Annual Report to Stockholders for the fiscal year ended August 26, 2000, on October 17, 2000, the Board of Directors of the Company approved an additional $100 million in stock repurchases in the open market.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The subsection entitled "Financial Market Risk" of the section entitled "Financial Review" of the Annual Report to Stockholders for the fiscal year ended August 26, 2000, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

        The financial statements and related notes and the section entitled "Quarterly Summary" of the Annual Report to Stockholders for the fiscal year ended August 26, 2000, are incorporated herein by reference.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Officers of the Registrant

        The information required by this item is incorporated by reference to Part I of this document and to the definitive Proxy Statement dated October 27, 2000, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 14, 2000.

Item 11. Executive Compensation

        The information required by this item is incorporated by reference to the definitive Proxy Statement dated October 27, 2000, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 14, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated by reference to the definitive Proxy Statement dated October 27, 2000, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 14, 2000.

Item 13. Certain Relationships and Related Transactions

        The sections entitled "Certain Relationships and Related Transactions", "Employment Agreements" and "Indebtedness of Management" of the definitive Proxy Statement dated October 27, 2000, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 14, 2000, are incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a) 1. Financial Statements
The following financial statements included in the Annual Report to Stockholders for the fiscal year ended August 26, 2000, are incorporated by reference in Item 8:
    Report of Independent Auditors
    Consolidated Statements of Income for the fiscal years ended August 26, 2000, August 28, 1999, and August 29, 1998
    Consolidated Balance Sheets as of August 26, 2000, and August 28, 1999
    Consolidated Statements of Stockholders' Equity for the fiscal years ended August 26, 2000, August 28, 1999, and August 29, 1998
    Consolidated Statements of Cash Flows for the fiscal years ended August 26, 2000, August 28, 1999, and August 29, 1998
    Notes to Consolidated Financial Statements
 2. Financial Statement Schedule II - Valuation and Qualifying Accounts
  All other schedules are omitted because the information is not required or because the information required is included in the financial statements or notes thereto.

3. The following exhibits are filed as a part of this report:

Exhibit no.	Description of Exhibit
3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.
3.2	Second Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.3 to the Form 8-K dated March 21, 2000
4.1	Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 17, 1998.
4.2	Rights Agreement, dated as of March 21, 2000, between AutoZone, Inc., and First Chicago Trust Company of New York. Incorporated by reference to Exhibit to the Form 8-K dated March 21, 2000.
4.3	First Amendment to Rights Agreement dated as of October 10, 2000, by and between AutoZone, Inc. and First Chicago Trust Company of New York. Incorporated by reference to the Form 8-K dated October 10, 2000.
4.4	Letter Agreement dated October 10, 2000 between AutoZone, Inc., and ESL Investments, Inc., dated October 10, 2000. Incorporated by reference to Exhibit 10.2 to Form 8-K dated October 10, 2000.
4.5	Second Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to the Form 10-Q for the quarter ended November 20, 1999.
*10.1	Second Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 (No. 333-88243) dated October 1, 1999.
*10.2	Second Amended and Restated 1998 Director Compensation Plan.
*10.3	Amended and Restated Stock Option Plan, as amended on February 26, 1991. Incorporated by reference to Exhibit 10.4 to the Form S-1 (No. 33-39197) filed April 1, 1991.
*10.4	Amendment No. 1 dated December 18, 1992, to the Amended and Restated Stock Option Plan. Incorporated by reference to Exhibit 10.5 to the Form 10-K for the fiscal year ended August 28, 1993.
*10.5	Second Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Appendix B to the definitive Proxy Statement as filed with the Securities and Exchange Commission on November 2, 1998.
*10.6	Amended and Restated Agreement between J.R. Hyde, III, and AutoZone, Inc., dated October 23, 1997. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1997.
10.7	364-Day Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as borrower, and the several lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended May 6, 2000.
10.8	Five-Year Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, Bank of American, N.A., as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 6, 2000.
*10.9	AutoZone, Inc. 2000 Executive Incentive Compensation Plan. Incorporated by reference to Exhibit A to the definitive Proxy Statement for the annual meeting of stockholders held December 9, 1999. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended February 12, 2000.
*10.10	AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended February 12, 2000.
*10.11	Form of Demand Promissory Note granted by certain executive officers in favor of AutoZone, Inc.
*10.12	Form of Demand Promissory Note granted by certain executive officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended February 12, 2000.
*10.13	Form of Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1999.
*10.14	Form of Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 22, 1999.
*10.15	Form of Employment and Non-Compete Agreement between AutoZone, Inc., and various executive officers. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended November 22, 1999.
*10.16	Form of Employment and Non-compete Agreement between AutoZone, Inc., and Anthony Dean Rose, Jr. Incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended November 22, 1999.
*10.17	AutoZone Management Stock Ownership Plan. Incorporated by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended November 22, 1999.
*10.18	Form of Demand Promissory Note granted by certain officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarter ended November 22, 1999.
13.1	Annual Report to Stockholders for the fiscal year ended August 26, 2000. Incorporated by reference to the Annual Report filed with the Securities and Exchange Commission via EDGAR pursuant to Rule 101(b)(1) of Regulation S-T.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
27.1	Financial Data Schedule (SEC Use Only).
    ___________________________
        *Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

 The Company filed a Current Report on Form 8-K dated May 22, 2000, which contained a press release announcing the Company's financial results for the quarter ended May 6, 2000.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOZONE, INC.

By: /s/ J.C. Adams, Jr.                                                               Date: October 27, 2000
            J.C. Adams, Jr.
      Chairman, Chief Executive Officer and Director
      (Principal Executive Officer)

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ J.C. Adams, Jr. J.C. Adams, Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	October 17, 2000
/s/ Timothy D. Vargo Timothy D. Vargo	President, Chief Operating Officer and Director	October 17, 2000
/s/ Robert J. Hunt Robert J. Hunt	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	October 17, 2000
/s/ Tricia K. Greenberger Tricia K. Greenberger	Vice President & Controller (Principal Accounting Officer)	October 17, 2000
/s/ Andrew M. Clarkson Andrew M. Clarkson	Director	October 17, 2000
/s/ Charles M. Elson Charles M. Elson	Director	October 17, 2000
/s/ N. Gerry House N. Gerry House	Director	October 17, 2000
/s/ J.R. Hyde, III J.R. Hyde, III	Director	October 17, 2000
/s/ James F. Keegan James F. Keegan	Director	October 17, 2000
________________________ Edward S. Lampert	Director	October 17, 2000
/s/ W. Andrew McKenna W. Andrew McKenna	Director	October 17, 2000
/s/ Michael W. Michelson Michael W. Michelson	Director	October 17, 2000
________________________ Ronald A. Terry	Director	October 17, 2000

SCHEDULE II

AUTOZONE, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		COL C - ADDITIONS
COL A	COL B	(1)	(2)		COL D		COL E
DESCRIPTION	Balance Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts-Describe		Deductions- Describe		Balance at End of Period

Year Ended August 29, 1998:
Reserve for warranty claims	$19,122	$58,511			$56,847	(1)	$20,786
Other reserves	11,227						14,296

Year Ended August 28, 1999:
Reserve for warranty claims	$20,786	$90,310	$3,473	(2)	$81,619	(1)	$32,950
Other reserves	14,296						94,640	(3)

Year Ended August 26, 2000:
Reserve for warranty claims	$32,950	$100,381			$83,317	(1)	$50,014
Other reserves	94,640						57,585	(3)

(1) Cost of product for warranty replacements, net of salvage and amounts collected from customers.

(2) Purchase accounting adjustments related to acquisition of Chief Auto Parts Inc.

(3) Amount includes items classified in other accrued expenses and other long-term liabilities.

EXHIBIT INDEX
The following exhibits are filed as a part of this report:

Exhibit no.	Description of Exhibit
3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.
3.2	Second Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.3 to the Form 8-K dated March 21, 2000
4.1	Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 17, 1998.
4.2	Rights Agreement, dated as of March 21, 2000, between AutoZone, Inc., and First Chicago Trust Company of New York. Incorporated by reference to Exhibit to the Form 8-K dated March 21, 2000.
4.3	First Amendment to Rights Agreement dated as of October 10, 2000, by and between AutoZone, Inc. and First Chicago Trust Company of New York. Incorporated by reference to the Form 8-K dated October 10, 2000.
4.4	Letter Agreement dated October 10, 2000 between AutoZone, Inc., and ESL Investments, Inc., dated October 10, 2000. Incorporated by reference to Exhibit 10.2 to Form 8-K dated October 10, 2000.
4.5	Second Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to the Form 10-Q for the quarter ended November 20, 1999.
*10.1	Second Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 (No. 333-88243) dated October 1, 1999.
*10.2	Second Amended and Restated 1998 Director Compensation Plan.
*10.3	Amended and Restated Stock Option Plan, as amended on February 26, 1991. Incorporated by reference to Exhibit 10.4 to the Form S-1 (No. 33-39197) filed April 1, 1991.
*10.4	Amendment No. 1 dated December 18, 1992, to the Amended and Restated Stock Option Plan. Incorporated by reference to Exhibit 10.5 to the Form 10-K for the fiscal year ended August 28, 1993.
*10.5	Second Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Appendix B to the definitive Proxy Statement as filed with the Securities and Exchange Commission on November 2, 1998.
*10.6	Amended and Restated Agreement between J.R. Hyde, III, and AutoZone, Inc., dated October 23, 1997. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1997.
10.7	364-Day Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as borrower, and the several lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended May 6, 2000.
10.8	Five-Year Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, Bank of American, N.A., as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 6, 2000.
*10.9	AutoZone, Inc. 2000 Executive Incentive Compensation Plan. Incorporated by reference to Exhibit A to the definitive Proxy Statement for the annual meeting of stockholders held December 9, 1999. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended February 12, 2000.
*10.10	AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended February 12, 2000.
*10.11	Form of Demand Promissory Note granted by certain executive officers in favor of AutoZone, Inc.
*10.12	Form of Demand Promissory Note granted by certain executive officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended February 12, 2000.
*10.13	Form of Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1999.
*10.14	Form of Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 22, 1999.
*10.15	Form of Employment and Non-Compete Agreement between AutoZone, Inc., and various executive officers. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended November 22, 1999.
*10.16	Form of Employment and Non-compete Agreement between AutoZone, Inc., and Anthony Dean Rose, Jr. Incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended November 22, 1999.
*10.17	AutoZone Management Stock Ownership Plan. Incorporated by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended November 22, 1999.
*10.18	Form of Demand Promissory Note granted by certain officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarter ended November 22, 1999.
13.1	Annual Report to Stockholders for the fiscal year ended August 26, 2000. Incorporated by reference to the Annual Report filed with the Securities and Exchange Commission via EDGAR pursuant to Rule 101(b)(1) of Regulation S-T.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
27.1	Financial Data Schedule (SEC Use Only).
    ___________________________
        *Management contract or compensatory plan or arrangement.