Form 10-Q
period 2000-11-18
AUTOZONE INC
filed 2000-12-14
CIK 866787

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended November 18, 2000, or

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

Common Stock, $.01 Par Value -- 113,791,190 shares as of December 7, 2000.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

                                                                                                      Nov. 18,                 Aug. 26,
                                                                                                        2000                     2000
                                                                                                    (Unaudited)

Current assets:
    Cash and cash equivalents                                                     $       7,041            $       6,969
    Accounts receivable                                                                     24,772                   21,407
    Merchandise inventories                                                          1,179,999              1,108,978
    Prepaid expenses                                                                         25,077                   30,214
    Deferred income taxes                                                                 19,469                   19,212
Total current assets                                                                     1,256,358               1,186,780

Property and equipment:
    Property and equipment                                                          2,339,830               2,320,376
    Less accumulated depreciation and amortization                        590,416                  561,936
                                                                                                   1,749,414               1,758,440

Other assets:
    Cost in excess of net assets acquired                                          324,470                  324,494
    Deferred income taxes                                                                 48,120                    52,182
    Other assets                                                                                31,346                    11,322
                                                                                                      403,936                  387,998
                                                                                                $ 3,409,708            $ 3,333,218
                                                                                               ==========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                  $   791,611                $   788,825
    Accrued expenses                                                                      221,504                     227,682
    Income taxes payable                                                                   34,259                       18,037
Total current liabilities                                                                  1,047,374                  1,034,544

Long-term debt                                                                           1,408,378                  1,249,937
Other liabilities                                                                                 58,105                       56,558
Stockholders' equity                                                                      895,851                     992,179
                                                                                                $ 3,409,708               $ 3,333,218
                                                                                              ==========            ==========

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

                                                                                                           Twelve Weeks Ended
                                                                                                          Nov. 18,                 Nov. 20,
                                                                                                             2000                        1999

Net sales                                                                                        $ 1,063,566           $ 1,006,472
Cost of sales, including warehouse
  and delivery expenses                                                                        618,001                 584,956
Operating, selling, general and
  administrative expenses                                                                      334,797                 315,768
Operating profit                                                                                   110,768                 105,748
Interest expense, net                                                                              22,980                   14,604
Income before income taxes                                                                   87,788                   91,144
Income taxes                                                                                          34,000                   35,100
  Net income                                                                                     $    53,788             $    56,044
                                                                                                          =======              =======
Weighted average shares
  for basic earnings per share                                                                116,717                   139,261
Effect of dilutive stock options                                                                     333                          795
Adjusted weighted average shares
  for diluted earnings per share                                                               117,050                   140,056
                                                                                                            =======               =======

Basic earnings per share                                                                     $        .46               $        0.40
                                                                                                            =======               =======
Diluted earnings per share                                                                   $        .46               $       0.40
                                                                                                            =======               =======

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

                                                                                                                  Twelve Weeks Ended
                                                                                                              Nov. 18,                  Nov. 20,
                                                                                                                 2000                        1999

Cash flows from operating activities:
    Net income                                                                                       $   53,788                 $   56,044
    Adjustments to reconcile net income to net
        cash provided by operating activities:
            Depreciation and amortization                                                       30,464                      30,124
            Net increase in merchandise inventories                                       (71,021)                    (51,141)
            Net increase (decrease) in current liabilities                                  12,830                       (9,776)
            Other - net                                                                                    1,518                        1,285
            Net cash provided by operating activities                                      27,579                      26,536

Cash flows from investing activities:
    Purchases of property and equipment                                                 (55,048)                    (66,686)
    Proceeds from sale of property and equipment                                     39,499                        1,436
    Increase in other assets                                                                      (18,269)
    Notes receivable from officers                                                                (200)                      (3,600)
        Net cash used in investing activities                                                (34,018)                    (68,850)

Cash flows from financing activities:
    Net proceeds from debt                                                                   158,441                     194,224    Purchase of Treasury Stock                                                            (154,640)                   (151,935)    Proceeds from sale of Common Stock                                                 1,543                            832
    Other                                                                                                   1,167
Net cash provided by financing activities                                                  6,511                       43,121
Net increase in cash and cash equivalents                                                     72                            807
Cash and cash equivalents at beginning of period                                     6,969                         5,918
Cash and cash equivalents at end of period                                          $ 7,041                      $ 6,725
                                                                                                           ======                    ======

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the fiscal 2001 presentation. Operating results for the twelve weeks ended November 18, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2001. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended August 26, 2000.

Note B-Adoption of a New Accounting Standard

On August 27, 2000, the Company adopted Statement of Financial Accounting Standards Number 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) as amended. SFAS 133 requires the Company to recognize all derivative instruments in the balance sheet at fair value. The adoption of SFAS 133 impacts the accounting for our interest rate hedging program. The Company reduces its exposure to increases in interest rates by entering into interest rate swap contracts. All of the Company's interest rate swaps are designated as cash flow hedges.

Upon adoption of SFAS 133, the Company recorded the fair value of the interest rate swaps in its Consolidated Balance Sheet. On an on-going basis, the Company will reflect the current fair value of interest rate swaps on our balance sheet. The related gains or losses on these swaps are deferred in stockholders' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related interest rates being hedged have been recognized in expense. However, to the extent that the change in value of an interest rate swap contract does not perfectly offset the change in the value of the interest rate being hedged, that ineffective portion is immediately recognized in income.

Note C-Inventories

Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs.

Note D-Financing Arrangements

The Company's long-term debt as of November 18, 2000, and August 26, 2000, consisted of the following (in thousands):

                                                                                                          Nov. 18,                     Aug. 26,
                                                                                                            2000                            2000

                        6% Notes due November 2003                             $150,000                       $150,000

                        6.5% Debentures due July 2008                              190,000                         190,000

                        Commercial Paper,
                            weighted average rate of 6.8% at
                            November 18, 2000 and 6.8% at
                            August 26, 2000                                                  903,491                         767,300

                       Unsecured Bank Loans                                             143,000                         120,000

                       Other                                                                         21,887                           22,637
                                                                                                   $1,408,378                    $1,249,937
                                                                                                  =========                   ========

        In November 1998, the Company sold $150 million of 6% Notes due November 2003 at a discount. Interest on the Notes is payable semi-annually on May 1 and November 1 each year. In July 1998, the Company sold $200 million of 6.5% Debentures due July 2008 at a discount. Interest on the Debentures is payable semi-annually on January 15 and July 15 of each year. Proceeds from the Notes and Debentures were used to repay portions of the Company's long-term variable rate bank debt and for general corporate purposes. In July 2000, the Company purchased $10 million of its 6.5% Debentures due July 2008, resulting in a $1.9 million gain.

        The Company has a commercial paper program that allows borrowings up to $1.3 billion. In connection with the program, the Company has a credit facility with a group of banks for up to $650 million that extends until May 2005 and a 364-day $650 million credit facility with another group of banks. The 364-day facility includes a renewal feature as well as an option to extinguish the then outstanding debt one year from the maturity date. Borrowings under the commercial paper program reduce availability under the credit facilities. Outstanding commercial paper and unsecured bank loans at November 18, 2000, of $1.05 billion are classified as long-term debt as the Company has the ability and intention to refinance them on a long-term basis.

        The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR) or the lending bank's base rate (as defined in the agreement) or a competitive bid rate at the option of the Company. The Company has agreed to observe certain covenants under the terms of its credit agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage.

        During fiscal year 2001 the Company entered into unsecured bank loans with maturity dates from January to March 2001 and interest rates ranging from 6.94% to 7.44%. As of November 18, 2000, $143 million was outstanding under these agreements.

Note E-Stockholders' Equity

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

        As of November 18, 2000, the Company's Board of Directors had authorized the Company to repurchase up to $1.35 billion of common stock in the open market. Since January 1998, approximately $1.03 billion of common stock has been repurchased under the plan. At times, the Company utilizes equity instrument contracts to facilitate its repurchase of common stock. At November 18, 2000, the Company held equity instrument contracts that relate to the purchase of approximately 9.0 million shares of common stock at an average cost of $22.84 per share.

Note F-Comprehensive Income

        Comprehensive income includes changes in the fair value of certain derivative financial instruments which qualify for hedge accounting. Comprehensive income totaled $55.4 million for the quarter ended November 18, 2000 compared to $56.0 million in the comparable period of fiscal 2000. The difference between net income and comprehensive income for the quarter ended November 18, 2000 is the result of $1.6 million of unrealized gains on swap contracts recognized in accordance with Statement of Financial Accounting Standard (SFAS) No. 133. Upon the adoption of SFAS 133 on August 27, 2000, the Company recorded unrealized interest hedge gains of $2.4 million. For additional information on the adoption of SFAS 133, see Note B of the Notes to the Consolidated Financial Statements in this Form 10-Q.

Note G-Sale and Leaseback Transaction

        During the quarter ended November 18, 2000, the Company sold properties which were leased back from the purchaser under a 22-year operating lease agreement. Gains realized from the sale and leaseback transaction were deferred and are being recognized over the life of the leases. The leases contain renewal options and generally provide that the Company will pay property taxes, common area maintenance, insurance and repairs. A portion of the net proceeds from this transaction are held in escrow until such time as suitable replacement properties can be purchased in an exchange under section 1031 of the Internal Revenue Code.

Note H-Contingencies

        AutoZone, Inc. is a defendant in a class action lawsuit entitled "Melvin Quinnie on behalf of all others similarly situated v. AutoZone, Inc., and DOES 1 through 100, inclusive" filed in the Superior Court of California, County of Los Angeles, in November 1998. The plaintiff claims that the defendants failed to pay overtime to store managers as required by California law and failed to pay terminated managers in a timely manner as required by California law. The plaintiff is seeking injunctive relief, restitution, statutory penalties, prejudgment interest, and reasonable attorneys' fees, expenses and costs. On April 3, 2000, the court certified the class as consisting of all AutoZone store managers, and Chief managers who became AutoZone employees in standardized stores on January 1, 1999, for their claims since January 1, 1999, only. The Company and the plaintiffs' attorneys have reached a settlement that is subject to the execution of a mutually acceptable settlement agreement and court approval. In the event that final settlement is not reached or appealed by the court, the Company will continue to vigorously defend against this action. The potential damages recoverable by any single plaintiff are minimal. However, if the plaintiff class were to prevail on all of its claims, the aggregate amount of damages could be substantial.

        AutoZone, Inc. and its wholly-owned subsidiary, Chief Auto Parts Inc., are defendants in a purported class action lawsuit entitled "Paul D. Rusch, on behalf of all others similarly situated, v. Chief Auto Parts Inc., and AutoZone, Inc." filed in the Superior Court of California, County of Los Angeles, in May 1999. The plaintiffs claim that the defendants have failed to pay their store managers overtime pay from March 1997 to present. The plaintiffs are seeking back overtime pay, interest, an injunction against the defendants committing such practices in the future, costs, and attorneys' fees. The Company and the plaintiffs' attorneys have reached a settlement that is subject to the execution of a mutually acceptable settlement agreement and court approval. In the event that final settlement is not reached or appealed by the court, the Company will continue to vigorously defend against this action. The potential damages recoverable by any single plaintiff are minimal. However, if the plaintiff class were to be certified and prevail on all of its claims, the aggregate amount of damages could be substantial.

        AutoZone, Inc. is a defendant in a lawsuit entitled "Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc., et al.," filed in the U.S. District Court for the Eastern District of New York in February, 2000. The case was filed by over 100 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers, against eight defendants, which are principally automotive aftermarket parts retailers. The plaintiffs claim that the defendants have knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers' profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. Plaintiffs seek approximately $1 billion in damages (including statutory trebling) and a permanent injunction prohibiting defendants from committing further violations of the Robinson-Patman Act and from opening up any further stores to compete with plaintiffs as long as defendants continue to violate the Act. The Company believes this suit to be without merit and will vigorously defend against it.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Twelve Weeks Ended November 18, 2000, Compared to
    Twelve Weeks Ended November 20, 1999

        Net sales for the twelve weeks ended November 18, 2000, increased by $57.1 million, or 5.7%, over net sales for the comparable period of fiscal 2000. Comparable store sales, or sales for domestic auto parts stores opened at least one year, increased 2%. At November 18, 2000, the Company had 2,956 domestic auto parts stores in operation compared with 2,796 stores at November 20, 1999.

        Gross profit for the twelve weeks ended November 18, 2000, was $445.6 million, or 41.9% of net sales, compared with $421.5 million, or 41.9% of net sales, during the comparable period for fiscal 2000.

        Operating, selling, general and administrative expenses for the twelve weeks ended November 18, 2000, increased by $19.0 million over such expenses for the comparable period for fiscal 2000, and increased as a percentage of net sales from 31.4% to 31.5%. The increase in the expense ratio was due primarily to increased payroll, benefits, fuel, utilities and advertising costs. These increases were offset by continuing expense leverage in the acquired stores.

        Interest expense for the twelve weeks ended November 18, 2000, was $23.0 million compared with $14.6 million during the comparable period of 2000. The increase in interest expense was primarily due to higher levels of borrowings as a result of the stock repurchases and higher interest rates.

        The Company's effective income tax rate was 38.7% of pre-tax income for the twelve weeks ended November 18, 2000 and 38.5 % for the twelve weeks ended November 20, 1999. The increase in tax rate is due to increased profitability in higher tax rate jurisdictions.

Liquidity and Capital Resources

        For the twelve weeks ended November 18, 2000, net cash of $27.6 million was provided by the Company's operations versus $26.5 million for the comparable period of fiscal year 2000.

        Additionally, $34.0 million was used in investing activities by the Company compared with $68.9 million in the comparable period of fiscal year 2000. The decrease in investing activities as compared to the first quarter of the prior year is primarily due to the receipt of $39.5 million from the sale of real estate pursuant to a sale and leaseback transaction. Of these proceeds, $18.3 million is being held in restricted cash accounts, as the Company anticipates deferring a portion of its tax expense related to this transaction by replacing these properties. Capital expenditures for the twelve weeks ended November 18, 2000, were $55.0 million. Year-to-date, the Company opened 41 net new domestic auto parts stores including 5 stores that replaced existing stores. The Company expects to operate approximately 3,090 domestic auto parts stores at the end of the fiscal year.

        As of November 18, 2000, the Company's Board of Directors had authorized the Company to repurchase up to $1.35 billion of common stock in the open market. Since January 1998, approximately $1.03 billion of common stock has been repurchased under the plan. At times, the Company utilizes equity instrument contracts to facilitate its repurchase of common stock. At November 18, 2000, the Company held equity instrument contracts that relate to the purchase of approximately 9.0 million shares of common stock at an average cost of $22.84 per share.

        The Company anticipates that it will rely primarily on internally generated funds to support a majority of its capital expenditures, working capital requirements and stock repurchases. The balance will be funded through borrowings. The Company anticipates that it will be able to obtain such financing in view of its credit rating and favorable experiences in the debt market in the past.

        The Company has a commercial paper program that allows borrowing up to $1.3 billion. In connection with the program, the Company had a credit facility with a group of banks for up to $650 million which extends until May 2005 and a 364-day $650 million credit facility with another group of banks. The 364-day facility included a renewal feature as well as an option to extinguish the then outstanding debt one year from the maturity date. Borrowings under the commercial paper program reduced availability under the credit facilities. Outstanding commercial paper and unsecured bank loans at November 18, 2000, of $1.05 billion are classified as long term debt as the Company's has the ability and intention to refinance them on a long-term basis.

Forward-Looking Statements

        Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth, domestic and international development and expansion strategy, business strategies, and future performance. The forward-looking statements are subject to risks, uncertainties and assumptions including, without limitation, competition, product demand, domestic and international economies, the ability to hire and retain qualified employees, consumer debt levels, inflation and the weather. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section in the Annual Report on Form 10-K for fiscal year ended August 26, 2000, for more details.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        AutoZone, Inc. is a defendant in a class action lawsuit entitled "Melvin Quinnie on behalf of all others similarly situated v. AutoZone, Inc., and DOES 1 through 100, inclusive" filed in the Superior Court of California, County of Los Angeles, in November 1998. The plaintiff claims that the defendants failed to pay overtime to store managers as required by California law and failed to pay terminated managers in a timely manner as required by California law. The plaintiff is seeking injunctive relief, restitution, statutory penalties, prejudgment interest, and reasonable attorneys' fees, expenses and costs. On April 3, 2000, the court certified the class as consisting of all AutoZone store managers, and Chief managers who became AutoZone employees in standardized stores on January 1, 1999, for their claims since January 1, 1999, only. The Company and the plaintiffs' attorneys have reached a settlement that is subject to the execution of a mutually acceptable settlement agreement and court approval. In the event that final settlement is not reached or appealed by the court, the Company will continue to vigorously defend against this action. The potential damages recoverable by any single plaintiff are minimal. However, if the plaintiff class were to prevail on all of its claims, the aggregate amount of damages could be substantial.

        AutoZone, Inc. and its wholly-owned subsidiary, Chief Auto Parts Inc., are defendants in a purported class action lawsuit entitled "Paul D. Rusch, on behalf of all others similarly situated, v. Chief Auto Parts Inc., and AutoZone, Inc." filed in the Superior Court of California, County of Los Angeles, in May 1999. The plaintiffs claim that the defendants have failed to pay their store managers overtime pay from March 1997 to present. The plaintiffs are seeking back overtime pay, interest, an injunction against the defendants committing such practices in the future, costs, and attorneys' fees. The Company and the plaintiffs' attorneys have reached a settlement that is subject to the execution of a mutually acceptable settlement agreement and court approval. In the event that final settlement is not reached or appealed by the court, the Company will continue to vigorously defend against this action. The potential damages recoverable by any single plaintiff are minimal. However, if the plaintiff class were to be certified and prevail on all of its claims, the aggregate amount of damages could be substantial.

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

            3.2    Second Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3 to the Form
                     8-K dated March 21, 2000.

        *10.1   Agreement between AutoZone, Inc., and John C. Adams, Jr., dated October 19, 2000.

        *10.2   Form of Employment and Non-Compete Agreement between AutoZone, Inc., and various executive officers.

          27.1   Financial Data Schedule (SEC Use Only).
_____________

*Management contract or compensatory plan or arrangement.

    (b)     (1)  The Company filed a Form 8-K dated September 21, 2000, containing a press release announcing its earnings for the fiscal year ended August 26, 2000.

              (2) The Company filed a Form 8-K dated October 10, 2000, stating that its Board of Directors had accelerated the expiration date for the Company's Rights Agreement to October 20, 2000.

              (3)  The Company filed a Form 8-K dated November 15, 2000, disclosing certain statistical information under
                     Regulation FD.

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
                                                                                 Chief Financial Officer-Customer Satisfaction
                                                                                 (Principal Financial Officer)

                                                                                 By: /s/ TRICIA K. GREENBERGER
                                                                                 Tricia K. Greenberger
                                                                                 Vice President, Controller
                                                                                 (Principal Accounting Officer)

Dated: December 14, 2000

EXHIBIT INDEX

The following exhibits are filed as part of this report:

            3.1    Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the
                     Form 10-Q for the quarter ended February 13, 1999.

  3.2    Second Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3 to
           the Form 8-K dated March 21, 2000.         *10.1   Agreement between AutoZone, Inc., and John C. Adams, Jr., dated October 19, 2000.

        *10.2   Form of Employment and Non-Compete Agreement between AutoZone, Inc., and various executive officers.

          27.1   Financial Data Schedule (SEC Use Only).

_____________

*Management contract or compensatory plan or arrangement.