Form 10-Q
period 2001-02-10
AUTOZONE INC
filed 2001-03-27
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 10, 2001, or

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

Common Stock, $.01 Par Value -- 111,674,609 shares as of March 10, 2001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

                                                                                                      Feb. 10,                         Aug. 26,
                                                                                                      2001                             2000
                                                                                                   (Unaudited)

Current assets:
    Cash and cash equivalents                                                    $         7,110                     $         6,969
    Accounts receivable                                                                      22,984                              21,407
    Merchandise inventories                                                           1,159,161                         1,108,978
    Prepaid expenses                                                                          29,551                              30,214
    Deferred income taxes                                                                   19,586                              19,212
        Total current assets                                                               1,238,392                         1,186,780

Property and equipment:
    Property and equipment                                                            2,371,747                         2,320,376
    Less accumulated depreciation and amortization                          615,639                            561,936
                                                                                                     1,756,108                         1,758,440
Other assets:
    Cost in excess of net assets acquired                                            322,446                            324,494
    Deferred income taxes                                                                   51,335                              52,182
    Other assets                                                                                  22,844                              11,322
                                                                                                        396,625                            387,998
                                                                                                  $ 3,391,125                      $ 3,333,218
                                                                                                  =========                    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                  $    659,284                      $    788,825
    Accrued expenses                                                                       224,662                            227,682
    Income taxes payable                                                                    53,217                              18,037
Total current liabilities                                                                      937,163                         1,034,544

Long-term debt                                                                            1,520,045                         1,249,937
Other liabilities                                                                                   55,344                              56,558
Stockholders' equity                                                                        878,573                             992,179
                                                                                                  $ 3,391,125                       $ 3,333,218
                                                                                                  =========                     =========
See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

                                                                                 Twelve Weeks Ended             Twenty-four Weeks Ended
                                                                                   Feb. 10,       Feb. 12,                 Feb. 10,            Feb.12,
                                                                                    2001          2000                     2001                2000
Net sales                                                            $    973,999       $    924,164      $    2,037,565      $    1,930,636
Cost of sales, including warehouse
    and delivery expenses                                           576,666             535,737            1,194,667            1,120,693
Operating, selling, general and
    administrative expenses                                         320,053             308,414               654,850               624,182
Operating profit                                                          77,280               80,013               188,048               185,761
Interest expense, net                                                   25,544               16,452                 48,524                 31,056
Income before income taxes                                        51,736               63,561               139,524               154,705
Income taxes                                                              20,000               24,500                 54,000                  59,600
    Net income                                                    $       31,736      $       39,061         $      85,524         $      95,105
                                                                         =========      =========         =========       =========

Weighted average shares
    for basic earnings per share                                  113,908             138,056               115,312               138,659
Effect of dilutive stock options                                          588                 1,029                      461                      911
Adjusted weighted average shares
    for diluted earnings per share                                114,496             139,085               115,773                139,570
                                                                         =========      =========         =========         =========

Basic earnings per share                                   $            0.28     $            0.28         $          0.74          $          0.69
                                                                         =========     ==========        =========        =========
Diluted earnings per share                                 $            0.28     $            0.28         $          0.74          $          0.68
                                                                         =========     ==========        =========        =========

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

                                                                                                               Twenty-four Weeks Ended
                                                                                                                    Feb. 10,                Feb. 12,
                                                                                                                    2001                   2000

Cash flows from operating activities:
    Net income                                                                                           $    85,524             $    95,105
    Adjustments to reconcile net income to net
        cash provided by operating activities:
            Depreciation and amortization                                                             61,243                  60,956
            Net increase in merchandise inventories                                             (50,183)               (17,736)
            Net decrease in current liabilities                                                        (97,381)               (46,224)
            Other -- net                                                                                         (5,681)                 11,593
            Net cash provided by (used in) operating activities                              (6,478)               103,694

Cash flows from investing activities:
    Purchases of property and equipment                                                        (93,071)              (126,008)
    Proceeds from sale of property and equipment                                            41,740                    9,337
    Increase in other assets                                                                              (13,980)
    Notes receivable from officers                                                                        (263)                 (4,000)
        Net cash used in investing activities                                                        (65,574)             (120,671)

Cash flows from financing activities:
    Net proceeds from debt                                                                           270,108                233,931
    Purchase of Treasury Stock                                                                    (204,712)              (219,280)
    Proceeds from sale of Common Stock                                                         4,549                    3,244
    Other                                                                                                           2,248
        Net cash provided by financing activities                                                72,193                   17,895
Net increase in cash and cash equivalents                                                            141                       918
Cash and cash equivalents at beginning of period                                              6,969                    5,918
Cash and cash equivalents at end of period                                              $      7,110              $     6,836
                                                                                                               ========             ========

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A-Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the fiscal 2001 presentation. Operating results for the twenty-four weeks ended February 10, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2001. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended August 26, 2000.

Note B-Adoption of a New Accounting Standard

        On August 27, 2000, the Company adopted Statement of Financial Accounting Standards Number 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) as amended. SFAS 133 requires the Company to recognize all derivative instruments in the balance sheet at fair value. The adoption of SFAS 133 impacts the accounting for the Company's interest rate hedging program. The Company reduces its exposure to increases in interest rates by entering into interest rate swap contracts. All of the Company's interest rate swaps are designated as cash flow hedges.

        Upon adoption of SFAS 133, the Company recorded the fair value of the interest rate swaps in its Consolidated Balance Sheet. On an on-going basis, the Company will reflect the current fair value of interest rate swaps in its balance sheet. The related gains or losses on these swaps are deferred in stockholders' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related interest rates being hedged are recognized in expense. However, to the extent that the change in value of an interest rate swap contract does not perfectly offset the change in the value of the interest rate being hedged, that ineffective portion is immediately recognized in income.

Note C-Inventories

        Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. The decline in the gross profit percentage in the twelve weeks ended February 10, 2001, as compared to the comparable prior year period is primarily due to inventory corrections related to business process changes.

Note D-Financing Arrangements

        The Company's long-term debt as of Feb. 10, 2001, and August 26, 2000, consisted of the following:

                                                                                                Feb. 10,             Aug. 26,
                                                                                                2001                 2000

                    6% Notes due November 2003                    $    150,000         $    150,000

                    6.5% Debentures due July 2008                          190,000               190,000

                    Bank Term Loan due                                           115,000
                        December 2003 weighted
                        average rate of 7.70% at
                        February 10, 2001

                    Commercial Paper,
                        weighted average rate of 6.7% at
                        February 10, 2001, and 6.8% at
                        August 26, 2000                                               822,407                767,300

                    Unsecured Bank Loans                                        221,500                120,000

                    Other                                                                      21,138                  22,637
                                                                                            $ 1,520,045          $ 1,249,937
                                                                                            =========        =========

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

        The Company has a commercial paper program that allows borrowings up to $1.3 billion. In connection with the program, in May 2000, the Company entered into a credit facility with a group of banks for up to $650 million that extends until May 2005 and a 364-day $650 million credit facility with another group of banks. The 364-day facility includes a renewal feature as well as an option to extinguish the then outstanding debt one year from the maturity date. Borrowings under the commercial paper program reduce availability under the credit facilities. Outstanding commercial paper and short term bank loans at February 10, 2001, of $1.04 billion are classified as long-term debt as the Company has the ability and intention to refinance them on a long-term basis.

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

        In December 2000, the Company entered into a $115 million 3-year unsecured bank term loan with a group of banks. The rate of interest payable is a function of the London Interbank Offered Rate (LIBOR) or the lending banks base rate (as defined in the agreement) at the option of the Company.

        In addition, during fiscal year 2001, the Company entered into unsecured bank loans with maturity dates from February to April 2001 and interest rates ranging from 5.83% to 7.44%. As of February 10, 2001, $221.5 million was outstanding under these agreements.

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

        As of February 10, 2001, the Company's Board of Directors had authorized the Company to repurchase up to $1.35 billion of common stock in the open market. Since January 1998, approximately $1.08 billion of common stock has been repurchased under the plan. At times, the Company utilizes equity instrument contracts to facilitate its repurchase of common stock. At February 10, 2001, the Company held equity instrument contracts that relate to the purchase of approximately 7.5 million shares of common stock at an average cost of $22.77 per share.

Note F-Comprehensive Income

        Comprehensive income includes changes in the fair value of certain derivative financial instruments which qualify for hedge accounting. Comprehensive income totaled $29.9 million for the quarter ended February 10, 2001 compared to $39.1 million in the comparable period of fiscal 2000. Comprehensive income totaled $85.3 million for the twenty-four week period ended February 10, 2001 compared to $95.1 in the comparable period of fiscal 2000. The difference between net income and comprehensive income for the quarter ended February 10, 2001 is the result of $1.8 million of unrealized losses on swap contracts in the quarter recognized in accordance with Statement of Financial Accounting Standard (SFAS) No. 133. The difference between net income and comprehensive income for the twenty-four week period ended February 10, 2001 is the result of $.2 million of unrealized losses on swap contracts in the twenty-four week period recognized in accordance with Statement of Financial Accounting Standard (SFAS) No. 133. Upon the adoption of SFAS 133 on August 27, 2000, the Company recorded unrealized interest hedge gains of $2.4 million. For additional information on the adoption of SFAS 133, see Note B of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Note G-Sale and Leaseback Transaction

        During the first quarter of fiscal 2001, the Company sold properties which were leased back from the purchaser under a 22-year operating lease agreement. Gains realized from the sale and leaseback transaction were deferred and are being recognized over the life of the leases. The leases contain renewal options and generally provide that the Company will pay property taxes, common area maintenance, insurance and repairs. As of February 10, 2001, net proceeds of $14.0 million from this transaction are held in escrow until such time as suitable replacement properties can be purchased in an exchange under section 1031 of the Internal Revenue Code.

Note H-Contingencies

        AutoZone, Inc. is a defendant in a class action lawsuit entitled "Melvin Quinnie on behalf of all others similarly situated v. AutoZone, Inc., and DOES 1 through 100, inclusive" filed in the Superior Court of California, County of Los Angeles, in November 1998. The plaintiff claims that the defendants failed to pay overtime to store managers as required by California law and failed to pay terminated managers in a timely manner as required by California law. The plaintiff is seeking injunctive relief, restitution, statutory penalties, prejudgment interest, and reasonable attorneys' fees, expenses and costs. On April 3, 2000, the court certified the class as consisting of all AutoZone store managers, and Chief managers who became AutoZone employees in standardized stores on January 1, 1999, for their claims since January 1, 1999, only. The Company and the plaintiffs' attorneys have reached a settlement that is subject to the execution of a mutually acceptable settlement agreement and court approval. In the event that final settlement is not reached or approved by the court, the Company will continue to vigorously defend against this action. The potential damages recoverable by any single plaintiff are minimal. However, if the plaintiff class were to prevail on all of its claims, the aggregate amount of damages could be substantial.

        AutoZone, Inc. and its wholly-owned subsidiary, Chief Auto Parts Inc., are defendants in a purported class action lawsuit entitled "Paul D. Rusch, on behalf of all others similarly situated, v. Chief Auto Parts Inc., and AutoZone, Inc." filed in the Superior Court of California, County of Los Angeles, in May 1999. The plaintiffs claim that the defendants have failed to pay their store managers overtime pay from March 1997 to present. The plaintiffs are seeking back overtime pay, interest, an injunction against the defendants committing such practices in the future, costs, and attorneys' fees. The Company and the plaintiffs' attorneys have reached a settlement that is subject to the execution of a mutually acceptable settlement agreement and court approval. In the event that final settlement is not reached or approved by the court, the Company will continue to vigorously defend against this action. The potential damages recoverable by any single plaintiff are minimal. However, if the plaintiff class were to be certified and prevail on all of its claims, the aggregate amount of damages could be substantial.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Twelve Weeks Ended February 10, 2001, Compared to
Twelve Weeks Ended February 12, 2000

        Net sales for the twelve weeks ended February 10, 2001, increased by $49.8 million, or 5.4%, over net sales for the comparable period of fiscal 2000. Comparable store sales, or sales for domestic auto parts stores opened at least one year, increased 2%. At February 10, 2001, the Company had 2,972 domestic auto parts stores in operation compared with 2,837 stores at February 12, 2000.

        Gross profit for the twelve weeks ended February 10, 2001, was $397.3 million, or 40.8% of net sales, compared with $388.4 million, or 42.0% of net sales, during the comparable period for fiscal 2000. The decline in gross profit is primarily due to inventory corrections recorded in the second quarter related to business process changes.

        Operating, selling, general and administrative expenses for the twelve weeks ended February 10, 2001, increased by $11.6 million over such expenses for the comparable period for fiscal 2000, and decreased as a percentage of net sales from 33.4% to 32.9%. The decrease in the expense ratio was due primarily to favorable legal settlements and a reduction in bonus accruals, partially offset by higher utility, fuel and bad debt costs.

        Interest expense for the twelve weeks ended February 10, 2001, was $25.5 million compared with $16.5 million during the comparable period of 2000. The increase in interest expense was primarily due to higher levels of borrowings as a result of the stock repurchases and higher interest rates.

        The Company's effective income tax rate was 38.7% of pre-tax income for the twelve weeks ended February 10, 2001, and 38.5 % for the twelve weeks ended February 12, 2000.

Twenty-four Weeks Ended February 10, 2001, Compared to
Twenty-four Weeks Ended February 12, 2000

        Net sales for the twelve weeks ended February 10, 2001, increased by $106.9 million, or 5.5%, over net sales for the comparable period of fiscal 2000. Comparable store sales, or sales for domestic auto parts stores opened at least one year, increased 2%.

        Gross profit for the twenty-four weeks ended February 10, 2001, was $842.9 million, or 41.4% of net sales, compared with $809.9 million, or 42.0% of net sales, during the comparable period for fiscal 2000.

        Operating, selling, general and administrative expenses for the twenty-four weeks ended February 10, 2001, increased by $30.7 million over such expenses for the comparable period for fiscal 2000, and decreased as a percentage of net sales from 32.3% to 32.1%. The decrease in the expense ratio was due primarily to favorable legal settlements and a reduction in bonus accruals, partially offset by increases in utilities and bad debt costs.

        Interest expense for the twenty-four weeks ended February 10, 2001, was $48.5 million compared with $31.1 million during the comparable period of 2000. The increase in interest expense was primarily due to higher levels of borrowings as a result of the stock repurchases and higher interest rates.

        The Company's effective income tax rate was 38.7% of pre-tax income for the twenty-four weeks ended February 10, 2001 and 38.5 % for the twenty-four weeks ended February 12, 2000.

Liquidity and Capital Resources

        For the twenty-four weeks ended February 10, 2001, net cash of $6.5 million was used in the Company's operations versus $103.7 million provided by operations for the comparable period of fiscal year 2000. The comparative decrease in cash provided by operations is primarily due to an increase in the working capital requirements.

        Additionally, $65.6 million was used in investing activities by the Company compared with $120.7 million in the comparable period of fiscal year 2000. The decrease in investing activities as compared to the twenty-four weeks of the prior year is primarily due to the receipt of $39.5 million from the sale of real estate pursuant to a sale and leaseback transaction. Of these proceeds, $14.0 million is being held in restricted cash accounts, as the Company anticipates deferring a portion of its tax expense related to this transaction by replacing these properties. Capital expenditures for the twenty-four weeks ended February, 10, 2001, were $93.1 million. Year-to-date, the Company opened 59 new domestic auto parts stores, closed 2 stores and replaced 8 existing stores.

        As of February 10, 2001, the Company's Board of Directors had authorized the Company to repurchase up to $1.35 billion of common stock in the open market. Since January 1998, approximately $1.08 billion of common stock has been repurchased under the plan. At times, the Company utilizes equity instrument contracts to facilitate its repurchase of common stock. At February 10, 2001, the Company held equity instrument contracts that relate to the purchase of approximately 7.5 million shares of common stock at an average cost of $22.77 per share.

        The Company anticipates that it will rely primarily on internally generated funds to support a majority of its capital expenditures, working capital requirements and stock repurchases. The balance will be funded through borrowings. The Company anticipates that it will be able to obtain such financing in view of its credit rating and favorable experiences in the debt market in the past.

        The Company has a commercial paper program that allows borrowing up to $1.3 billion. In connection with the program, the Company had a credit facility with a group of banks for up to $650 million which extends until May 2005 and a 364-day $650 million credit facility with another group of banks. The 364-day facility included a renewal feature as well as an option to extinguish the then outstanding debt one year from the maturity date. Borrowings under the commercial paper program reduce availability under the credit facilities. Outstanding commercial paper and short term bank loans at February 10, 2001 of $1.04 billion are classified as long term debt as the Company has the ability and intention to refinance them on a long-term basis.

        In December 2000, the Company entered into a $115 million 3-year unsecured bank term loan with a group of banks. The rate of interest payable is a function of the London Interbank Offered Rate (LIBOR) or the lending banks base rate (as defined in the agreement) at the option of the Company. In addition, during fiscal year 2001 the Company entered into unsecured bank loans with maturity dates from February to April 2001 and interest rates ranging from 5.83% to 7.44%. As of February 10, 2001, $221.5 million was outstanding under these agreements.

        During the second quarter of fiscal 2001, the Company entered into a synthetic lease facility aggregating $30 million for the lease of new stores and the new ALLDATA headquarters complex which are under construction. As of February 10, 2001, approximately $10.6 million of lessor construction costs had been funded under this facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Incorporated by reference to Part II, Item 7A, of the Form 10-K for the fiscal year ended August 26, 2000.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders was held on December 14, 2000.

(b) Not applicable.

(c) 1.    Election of Directors. All nominees for director were elected pursuant to the following vote:

Nominee	Votes For	Votes Withheld
John C. Adams, Jr.	101,457,339	797,539
Andrew M. Clarkson	101,429,538	825,340
Charles M. Elson	101,480,077	774,801
N. Gerry House	101,324,242	930,636
Robert J. Hunt	101,461,005	793,873
J.R. Hyde, III	101,485,068	769,810
James F. Keegan	101,435,791	819,087
Edward S. Lampert	101,473,627	781,251
W. Andrew McKenna	101,482,274	772,604
Michael W. Michelson	101,481,761	773,117
Timothy D. Vargo	101,461,657	793,221

2. For the approval of the amendment to the AutoZone, Inc. 2000 Executive Incentive Compensation Plan:

For:             98,950,324
Against:         2,922,354
Abstain:            382,200

3. For the approval of Ernst & Young LLP as independent auditors:

For:             101,902,717
Against:                83,585
Abstain:              268,576

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

            3.2        Second Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3 to the Form 8-K dated March 21, 2000.

        *10.1        Employment and Non-Compete Agreement between AutoZone, Inc. and Steve Odland, dated January 29, 2001

        *10.2        Promissory Note in favor of AutoZone, Inc., from Bruce Clark dated December 8, 2000.

        *10.3        Offer letter to Daisy Vanderlinde dated February 5, 2001, as amended.

_____________
*Management contract or compensatory plan or arrangement.

    (b)     (1)       The Company filed a Form 8-K under Regulation FD, dated November 21, 2000, containing a press release announcing its sales for the quarter ended November 18, 2000.

              (2)       The Company filed a Form 8-K under Regulation FD, dated December 5, 2000, containing a press release announcing its earnings for the quarter ended November 18, 2000.

              (3)       The Company filed a Form 8-K dated January 11, 2001, containing a press release announcing that Steve Odland would be the Chief Executive Officer of AutoZone, Inc., effective as of
                          January 29, 2001.

              (4)       The Company filed a Form 8-K under Regulation FD, dated January 19, 2001, containing a press release announcing revised expectations for the quarter ended February 10, 2001.

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

Dated: March 27, 2001

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

                3.2         Second Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to
                              Exhibit 3 to the Form 8-K dated March 21, 2000.

            *10.1         Employment and Non-Compete Agreement between AutoZone, Inc. and Steve Odland, dated January 29, 2001

            *10.2         Promissory Note in favor of AutoZone, Inc., from Bruce Clark dated December 8, 2000.

            *10.3         Offer letter to Daisy Vanderlinde dated February 5, 2001, as amended.

_____________
            *Management contract or compensatory plan or arrangement.