Form 10-Q
period 2001-05-05
AUTOZONE INC
filed 2001-06-01
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended May 5, 2001, or

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

Common Stock, $.01 Par Value - 111,985,535 shares as of May 25, 2001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	May 5, 2001 (Unaudited)	Aug. 26, 2000
Curret Assets:
Cash and cash equivalents	$ 7,188	$ 6,969
Accounts receivable	22,581	21,407
Merchandise inventories	1,214,942	1,108,978
Prepaid expenses	29,319	30,214
Deferred income taxes	19,586	19,212
Total current assets	1,293,616	1,186,780

Property and equipment:
Property and equipment	2,414,098	2,320,376
Less accumulated depreciation and amortization	643,788	561,936
	1,770,310	1,758,440
Other assets:
Cost in excess of net assets acquired	320,424	324,494
Deferred income taxes	51,497	52,182
Other assets	11,319	11,322
	383,240	387,998
	$ 3,447,166 =========	$ 3,333,218 =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 782,007	$ 788,825
Accrued expenses	240,796	227,682
Income taxes payable	89,018	18,037
Total current liabilities	1,111,821	1,034,544

Long-term debt	1,392,729	1,249,937
Other liabilities	52,970	56,558
Stockholders' equity	889,646	992,179
	$ 3,447,166 =========	$ 3,333,218 =========

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Twelve	Weeks Ended	Thirty-Six	Weeks Ended
	May 5, 2001	May 6, 2000	May 5, 2001	May 6, 2000
Net Sales	$ 1,139,957	$ 1,059,415	$ 3,177,522	$ 2,990,051
Cost of sales, including warehouse
and delivery expenses	657,379	609,497	1,852,046	1,730,190
Operating, selling, general and
administrative expenses	354,712	323,234	1,009,562	947,416
Operating profit	127,866	126,684	315,914	312,445
Interest expense, net	23,841	17,419	72,365	48,475
Income before income taxes	104,025	109,265	243,549	263,970
Income taxes	40,500	42,000	94,500	101,600
Net income	$ 63,525 ========	$ 67,265 =======	$ 149,049 =======	$ 162,370 =========

Weighted average shares
for basic earnings per share	112,364	133,322	114,330	136,880
Effect of dilutive stock options	673	1,102	531	975
Adjusted weighted average shares
for diluted earnings per share	113,037 =========	134,424 =========	114,861 =========	137,855 =========

Basic earnings per share	$ 0.57 ========	$ 0.50 =======	$ 1.30 =======	$ 1.19 =======
Diluted earnings per share	$ 0.56 ========	$ 0.50 =======	$ 1.30 =======	$ 1.18 =======

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirty-Six	Weeks Ended
	May 5, 2001	May 6, 2000
Cash flows from operating activities:
Net income	$ 149,049	$ 162,370
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	91,694	88,081
Net increase in merchandise inventories	(105,964)	(3,489)
Net change in current liabilities	77,275	(49,039)
Other - net	(5,872)	20,747
Net cash provided by operating activities	206,182	218,670

Cash flows from investing activities:
Purchases of property and equipment	(137,305)	(180,144)
Proceeds from sale of property and equipment	43,353	10,400
Increase in other assets	(5,175)
Notes receivable from officers	23	(4,113)
Net cash used in investing activities	(99,104)	(173,857)

Cash flows from financing activities:
Net proceeds from debt	142,792	327,071
Purchase of Treasury Stock	(261,590)	(376,508)
Proceeds from sale of Common Stock	8,128	3,906
Other	3,811	1,621
Net cash used in financing activities	(106,859)	(43,910)
Net increase in cash and cash equivalents	219	903
Cash and cash equivalents at beginning of period	6,969	5,918
Cash and cash equivalents at end of period	$ 7,188 ========	$ 6,821 ========

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the fiscal 2001 presentation. Operating results for the thirty-six weeks ended May 5, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2001. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended August 26, 2000.

Note B-Adoption of a New Accounting Standard

On August 27, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) as amended. SFAS 133 requires the Company to recognize all derivative instruments in the balance sheet at fair value. The adoption of SFAS 133 impacts the accounting for the Company's interest rate hedging program. The Company reduces its exposure to increases in interest rates by entering into interest rate swap contracts. All of the Company's interest rate swaps are designated as cash flow hedges.

Upon adoption of SFAS 133, the Company recorded the fair value of the interest rate swaps in its Consolidated Balance Sheet. On an on-going basis, the Company will reflect the current fair value of interest rate swaps on its balance sheet. The related gains or losses on these swaps are deferred in stockholders' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related interest rates being hedged have been recognized in expense. However, to the extent that the change in value of an interest rate swap contract does not perfectly offset the change in the value of the interest rate being hedged, that ineffective portion is immediately recognized in income.

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

Note D-Financing Arrangements

The Company's long-term debt as of May 5, 2001, and August 26, 2000, consisted of the following (in thousands):

	May 5, 2001	Aug. 26, 2000

6% Notes due November 2003	$ 150,000	$ 150,000

6.5% Debentures due July 2008	190,000	190,000

Bank Term Loan due	115,000
December 2003, weighted
average rate of 6.1% at
May 5, 2001

Commercial Paper,
weighted average rate of 5.5% at
May 5, 2001, and 6.8% at
August 26, 2000	757,590	767,300

Unsecured Bank Loans	159,500	120,000

Other	20,639	22,637
	$ 1,392,729 =========	$ 1,249,937 =========

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

        The Company has a commercial paper program that allows borrowings up to $1.3 billion. In connection with the program, the Company has a credit facility with a group of banks for up to $650 million that extends until May 2005 and a 364-day $650 million credit facility with another group of banks that extends until May 2001. The 364-day facility includes a renewal feature as well as an option to extinguish the then outstanding debt one year from the maturity date. Borrowings under the commercial paper program reduce availability under the credit facilities. Outstanding commercial paper and short-term bank loans at May 5, 2001 of $917.1 million are classified as long-term debt as the Company has the ability and intention to refinance them on a long-term basis.

        The rate of interest payable under the bank credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending bank's base rate (as defined in the agreement) or a competitive bid rate at the option of the Company. The Company has agreed to observe certain covenants under the terms of its credit agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage.

        In December 2000, the Company entered into a $115 million 3-year unsecured bank term loan with a group of banks. The rate of interest payable is a function of LIBOR or the lending bank's base rate (as defined in the agreement) at the option of the Company.

        In addition, during fiscal year 2001 the Company entered into unsecured bank loans with maturity dates from May to July 2001 and interest rates ranging from 4.85% to 6.14%. As of May 5, 2001, $159.5 million was outstanding under these agreements.

        Subsequent to the end of the quarter, the Company replaced the expiring $650 million 364-day facility with a new $400 million 364-day credit agreement and a $200 million two-year unsecured term loan with a group of banks. The new $400 million 364-day facility includes a renewal feature as well as an option to extinguish the outstanding debt one year from maturity. The facility supports domestic commercial paper borrowings, and the rate of interest payable under the bank credit facilities is a function of LIBOR, the lending bank's base rate (as defined in the agreement) or a competitive bid rate at the option of the Company. The $200 million two-year unsecured bank loan term loan matures in May 2003 and the rate of interest is a function of LIBOR or the lending bank's base rate (as defined in the agreement) at the option of the Company. The Company has agreed to observe certain covenants under the terms of its credit agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage.

        In addition to the above and subsequent to the end of the quarter, the Company issued $150 million of 7.99% Senior Notes due April 2006, in a private debt placement in May 2001. The Senior Notes contain certain covenants limiting total indebtedness and liens. The interest is payable semi-annually.

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

        As of May 5, 2001, the Company's Board of Directors had authorized the Company to repurchase up to $1.35 billion of common stock in the open market. Since January 1998, approximately $1.13 billion of common stock has been repurchased under the plan. At times, the Company utilizes equity instrument contracts to facilitate its repurchase of common stock. At May 5, 2001, the Company held equity instrument contracts that relate to the purchase of approximately 5.8 million shares of common stock at an average cost of $22.60 per share.

Note F-Comprehensive Income

        Comprehensive income includes changes in the fair value of certain derivative financial instruments which qualify for hedge accounting and foreign currency translation adjustments. Comprehensive income totaled $61.8 million for the quarter ended May 5, 2001, compared to $67.3 million in the comparable period of fiscal 2000. Comprehensive income totaled $145.3 million for the thirty-six week period ended May 5, 2001 compared to $162.4 in the comparable period of fiscal 2000. Included in other comprehensive income was a reduction in the fair value of certain derivative financial instruments which qualify for hedge accounting totaling $4.0 million at May 5, 2001 and none at August 26, 2000.

Note G-Sale and Leaseback Transaction

        During the first quarter of fiscal 2001, the Company sold properties which were leased back from the purchaser under a 22-year operating lease agreement. Gains realized from the sale and leaseback transaction were deferred and are being recognized over the life of the leases. The leases contain renewal options and generally provide that the Company will pay property taxes, common area maintenance, insurance and repairs. As of May 5, 2001, net proceeds of $5.2 million from this transaction are held in escrow until such time as suitable replacement properties can be purchased in an exchange under section 1031 of the Internal Revenue Code.

Note H-Contingencies

        AutoZone, Inc. is a defendant in a class action lawsuit entitled "Melvin Quinnie on behalf of all others similarly situated v. AutoZone, Inc., and DOES 1 through 100, inclusive" filed in the Superior Court of California, County of Los Angeles, in November 1998. The plaintiff claims that the defendants failed to pay overtime to store managers as required by California law and failed to pay terminated managers in a timely manner as required by California law. The plaintiff is seeking injunctive relief, restitution, statutory penalties, prejudgment interest, and reasonable attorneys' fees, expenses and costs. On April 3, 2000, the court certified the class as consisting of all AutoZone store managers, and Chief managers who became AutoZone employees in standardized stores on January 1, 1999, for their claims since January 1, 1999, only. The Company and the plaintiffs' attorneys have reached a settlement that is subject to court approval. In the event that final settlement is not approved by the court, the Company will continue to vigorously defend against this action. The potential damages recoverable by any single plaintiff are minimal. However, if the plaintiff class were to prevail on all of its claims, the aggregate amount of damages could be substantial.

        AutoZone, Inc. and its wholly-owned subsidiary, Chief Auto Parts Inc., were defendants in a purported class action lawsuit entitled "Paul D. Rusch, on behalf of all others similarly situated, v. Chief Auto Parts Inc., and AutoZone, Inc." filed in the Superior Court of California, County of Los Angeles, in May 1999. The plaintiffs claimed that the defendants failed to pay their store managers overtime pay from March 1997 to present. The plaintiffs were seeking back overtime pay, interest, an injunction against the defendants committing such practices in the future, costs, and attorneys' fees. The parties have settled the lawsuit and the settlement has received court approval. The terms of the settlement were not material to the operations or consolidated financial position of the Company.

        AutoZone, Inc. is a defendant in a lawsuit entitled "Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc., et al.," filed in the U.S. District Court for the Eastern District of New York in February, 2000. The case was filed by over 100 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers, against eight defendants, which are principally automotive aftermarket parts retailers. The plaintiffs claim that the defendants have knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers' profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. Plaintiffs seek approximately $1 billion in damages (including statutory trebling) and a permanent injunction prohibiting defendants from committing further violations of the Robinson-Patman Act and from opening up any further stores to compete with plaintiffs as long as defendants continue to violate the Act. The Company believes this suit to be without merit and will vigorously defend against it. A motion to dismiss this action has been filed by the defendants in this lawsuit and is currently pending before the court.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Twelve Weeks Ended May 5, 2001, Compared to
    Twelve Weeks Ended May 6, 2000

        Net sales for the twelve weeks ended May 5, 2001, increased by $80.5 million, or 7.6%, over net sales for the comparable period of fiscal 2000. Comparable store sales, or sales for domestic auto parts stores opened at least one year, increased 5%. At May 5, 2001, the Company had 2,994 domestic auto parts stores in operation compared with 2,854 at May 6, 2000.

        Gross profit for the twelve weeks ended May 6, 2000, was $482.6 million, or 42.3% of net sales, compared with $449.9 million, or 42.5% of net sales, during the comparable period for fiscal 2000.

        Operating, selling, general and administrative expenses for the twelve weeks ended May 5, 2001, increased by $31.5 million over such expenses for the comparable period for fiscal 2000, and increased as a percentage of net sales from 30.5% to 31.1%. The increase in the expense ratio is primarily due to expense recognized in conjunction with the write-off of costs related to abandoned real estate projects in process that did not meet revised Company hurdle rates.

        Interest expense for the twelve weeks ended May 5, 2001, was $23.8 million compared with $17.4 million during the comparable period of 2000. The increase in interest expense was primarily due to higher levels of borrowings.

        The Company's effective income tax rate was 38.9% of pre-tax income for the twelve weeks ended May 5, 2001, and 38.4% for the twelve weeks ended May 6, 2000. The increase in tax rate was due to increased profitability in higher tax rate jurisdictions.

Thirty-Six Weeks Ended May 5, 2001, Compared to
    Thirty-Six Weeks Ended May 6, 2000

        Net sales for the thirty-six weeks ended May 5, 2001, increased by $187.5 million, or 6.3%, over net sales for the comparable period of fiscal 2000. Comparable store sales, or sales for domestic auto parts stores opened at least one year, increased 3%.

        Gross profit for the thirty-six weeks ended May 5, 2001, was $1.33 billion, or 41.7% of net sales, compared with $1.26 billion, or 41.8% of net sales, during the comparable period for fiscal 2000.

        Operating, selling, general and administrative expenses for the thirty-six weeks ended May 5, 2001, increased by $62.1 million over such expenses for the comparable period for fiscal 2000, and increased as a percentage of net sales from 31.7% to 31.8%. The increase in the expense ratio is primarily due to expense recognized in conjunction with the write-off of costs related to abandoned real estate projects in process that did not meet revised Company hurdle rates.

        Interest expense for the thirty-six weeks ended May 5, 2001, was $72.4 million compared with $48.5 million during the comparable period of 2000. The increase in interest expense was primarily due to higher levels of borrowings.

        The Company's effective income tax rate was 38.8% of pre-tax income for the thirty-six weeks ended May 5, 2001 and 38.5% for the thirty-six weeks ended May 6, 2000. The increase in tax rate was due to increased profitability in higher tax rate jurisdictions.

Liquidity and Capital Resources

        For the thirty-six weeks ended May 5, 2001, net cash of $206.2 million was provided by the Company's operations versus $214.4 million for the comparable period of fiscal year 2000.

        Additionally, $99.2 million was used in investing activities by the Company compared with the use of $173.9 million in the comparable period of fiscal year 2000. The decrease in investing activities as compared to the thirty-six weeks of the prior year is primarily due to the receipt of $39.5 million from the sale of real estate pursuant to a sale and leaseback transaction coupled with lower capital spending. Of these proceeds, $5.2 million is being held in restricted cash accounts, as the Company anticipates deferring a portion of its tax expense related to this transaction by replacing these properties. Capital expenditures for the thirty-six weeks ended May 5, 2001, were $137.3 million. Year-to-date, the Company opened 82 new domestic auto parts stores, closed 3 stores and replaced 13 existing stores.

        As of May 5, 2001, the Company's Board of Directors had authorized the Company to repurchase up to $1.35 billion of common stock in the open market. Since January 1998, approximately $1.13 billion of common stock has been repurchased under the plan. At times, the Company utilizes equity instrument contracts to facilitate its repurchase of common stock. At May 5, 2001, the Company held equity instrument contracts that relate to the purchase of approximately 5.8 million shares of common stock at an average cost of $22.60 per share.

        The Company anticipates that it will rely primarily on internally-generated funds to support a majority of its capital expenditures, working capital requirements and stock repurchases. The balance will be funded through borrowings. The Company anticipates that it will be able to obtain such financing in view of its credit rating and favorable experiences in the debt market in the past.

        The Company has a commercial paper program that allows borrowing up to $1.3 billion. In connection with the program, the Company had a credit facility with a group of banks for up to $650 million which extends until May 2005 and a 364-day $650 million credit facility with another group of banks that extends until May 2001. The 364-day facility included a renewal feature as well as an option to extinguish the then outstanding debt one year from the maturity date. Borrowings under the commercial paper program reduce availability under the credit facilities. Outstanding commercial paper and short-term bank loans at May 5, 2001 of $917 million are classified as long-term debt as the Company has the ability and intention to refinance them on a long-term basis.

        In December 2000, the Company entered into a $115 million 3-year unsecured bank term loan with a group of banks. The rate of interest payable is a function of the London Interbank Offered Rate (LIBOR) or the lending bank's base rate (as defined in the agreement) at the option of the Company. In addition, during fiscal year 2001 the Company entered into unsecured bank loans with maturity dates from May to July 2001 and interest rates ranging from 4.85% to 6.14%. As of May 5, 2001, $159.5 million was outstanding under these agreements.

        During the second quarter of fiscal 2001, the Company entered into a synthetic lease facility with $30 million capacity to fund the capital requirements for the construction of new stores and the new ALLDATA headquarters complex. As of May 5, 2001, approximately $11.8 million of construction costs had been funded under this facility.

        Subsequent to the end of the quarter, the Company replaced the expiring $650 million 364-day facility with a new $400 million 364-day credit agreement and a $200 million two-year unsecured term loan with a group of banks. The new $400 million 364-day facility includes a renewal feature as well as an option to extinguish the outstanding debt one year from maturity. The facility supports domestic commercial paper borrowings. The $200 million two-year unsecured bank loan term loan matures in May 2003 and the rate of interest is a function of LIBOR or the lending bank's base rate (as defined in the agreement) at the option of the Company.

        In addition to the above and subsequent to the end of the quarter, the Company issued $150 million of 7.99% Senior Notes due April 2006, in a private debt placement in May 2001. The Senior Notes contain certain covenants limiting total indebtedness and liens. The interest is payable semi-annually.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        AutoZone, Inc. is a defendant in a class action lawsuit entitled "Melvin Quinnie on behalf of all others similarly situated v. AutoZone, Inc., and DOES 1 through 100, inclusive" filed in the Superior Court of California, County of Los Angeles, in November 1998. The plaintiff claims that the defendants failed to pay overtime to store managers as required by California law and failed to pay terminated managers in a timely manner as required by California law. The plaintiff is seeking injunctive relief, restitution, statutory penalties, prejudgment interest, and reasonable attorneys' fees, expenses and costs. On April 3, 2000, the court certified the class as consisting of all AutoZone store managers, and Chief managers who became AutoZone employees in standardized stores on January 1, 1999, for their claims since January 1, 1999, only. The Company and the plaintiffs' attorneys have reached a settlement that is subject to court approval. In the event that final settlement is not approved by the court, the Company will continue to vigorously defend against this action. The potential damages recoverable by any single plaintiff are minimal. However, if the plaintiff class were to prevail on all of its claims, the aggregate amount of damages could be substantial.

        AutoZone, Inc. and its wholly-owned subsidiary, Chief Auto Parts Inc., were defendants in a purported class action lawsuit entitled "Paul D. Rusch, on behalf of all others similarly situated, v. Chief Auto Parts Inc., and AutoZone, Inc." filed in the Superior Court of California, County of Los Angeles, in May 1999. The plaintiffs claimed that the defendants failed to pay their store managers overtime pay from March 1997 to present. The plaintiffs were seeking back overtime pay, interest, an injunction against the defendants committing such practices in the future, costs, and attorneys' fees. The parties have settled the lawsuit and the settlement has received court approval. The terms of the settlement were not material to the operations or consolidated financial position of the company.

        AutoZone, Inc. is a defendant in a lawsuit entitled "Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc., et al.," filed in the U.S. District Court for the Eastern District of New York in February, 2000. The case was filed by over 100 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers, against eight defendants, which are principally automotive aftermarket parts retailers. The plaintiffs claim that the defendants have knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers' profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. Plaintiffs seek approximately $1 billion in damages (including statutory trebling) and a permanent injunction prohibiting defendants from committing further violations of the Robinson-Patman Act and from opening up any further stores to compete with plaintiffs as long as defendants continue to violate the Act. The Company believes this suit to be without merit and will vigorously defend against it. A motion to dismiss this action has been filed by the defendants in this lawsuit and is currently pending before the court.

Item 6. Exhibits and Reports on Form 8-K

(a)		The following exhibits are filed as part of this report:

	3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

	3.2	Second Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3 to the Form 8-K dated March 21, 2000.

(b)		The Company filed a Form 8-K dated February 27, 2001, containing a press release announcing its earnings for the fiscal quarter ended February 10, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOZONE, INC.

                                                                                 By: /s/ ROBERT J. HUNT
                                                                                 Robert J. Hunt
                                                                                 Executive Vice President and
                                                                                 Chief Financial Officer
                                                                                 (Principal Financial Officer)

                                                                                 By: /s/ TRICIA K. GREENBERGER
                                                                                 Tricia K. Greenberger
                                                                                 Vice President, Controller
                                                                                 (Principal Accounting Officer)

Dated: May 31, 2001

EXHIBIT INDEX

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Second Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3 to the Form 8-K dated March 21, 2000.