Form 10-K
period 2001-08-25
AUTOZONE INC
filed 2001-11-16
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-K

[X] Annual Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 25, 2001, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K § 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 70,984,627 shares of voting stock of the registrant held by non-affiliates of the registrant (excluding, for this purpose, shares held by officers, directors, or 10% stockholders) was $4,026,957,889 based on the last sales price of the Common Stock on October 15, 2001, as reported on the New York Stock Exchange. The number of shares of Common Stock outstanding as of October 15, 2001, was 107,807,339.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement dated November 7, 2001, for the Annual Meeting of Stockholders to be held December 13, 2001, are incorporated by reference into Part III.

Portions of the Annual Report to Stockholders for the year ended August 25, 2001, are incorporated by reference into Parts I and II.

TABLE OF CONTENTS

              PART I
                  Item 1. Business
                    Introduction
                    Marketing and Merchandising Strategy
                    Store Operations
                    Store Development
                    Purchasing and Supply Chain
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

              PART IV
                  Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

              EXHIBIT INDEX

Forward-Looking Statements

        Certain statements contained in this Annual Report on Form 10-K are forward-looking statements. These statements discuss, among other things, expected growth, domestic and international development and expansion strategy, business strategies, and future performance. These forward-looking statements are subject to risks, uncertainties, and assumptions, including without limitation, competition, product demand, domestic and international economies, the ability to hire and retain qualified employees, consumer debt levels, inflation, war and the prospect of war, including terrorist activity, and availability of commercial transportation. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section of this Form 10-K for more details.

PART I

Item 1. Business

Introduction

        We are the nation's leading specialty retailer of automotive parts and accessories, with most of our sales to do-it-yourself ("DIY") customers. We began operations in 1979 and at August 25, 2001, operated 3,019 auto parts stores in the United States and 21 in Mexico. Each auto parts store carries an extensive product line for cars, vans, and light trucks, including new and re-manufactured automotive hard parts, maintenance items, and accessories. We also have a commercial sales program in the United States that provides commercial credit and prompt delivery of parts and other products to local repair garages, dealers, and service stations. We do not sell tires nor do we perform automotive repair or installation.

        In addition, we sell automotive diagnostic and repair information software through our ALLDATA subsidiary and diagnostic and repair information through alldatadiy.com.

        At August 25, 2001, our auto parts stores were in the following states:

Alabama Arizona Arkansas California Colorado Connecticut Delaware Florida Georgia Illinois Indiana Iowa Kansas Kentucky Louisiana	83 75 48 393 39 22 8 148 101 134 102 31 43 57 89	Maine Maryland Massachusetts Michigan Mississippi Missouri Nebraska Nevada New Hampshire New Jersey New Mexico New York North Carolina Ohio Oklahoma	5 26 53 117 67 84 9 31 11 12 29 88 101 184 63	Oregon Pennsylvania Rhode Island South Carolina Tennessee Texas Utah Vermont Virginia Washington, DC West Virginia Wisconsin Wyoming Mexico TOTAL	14 76 14 52 112 352 24 1 55 6 16 39 5 21 3,040

Marketing and Merchandising Strategy

        We are dedicated to providing customers with superior service, value, and quality automotive parts and products at conveniently located, well-designed stores. Key elements of this strategy are:

    Customer Service

        We believe that our customers value customer service; therefore, customer service is the most important element in our marketing and merchandising strategy. We emphasize that our AutoZoners (employees) should always put customers first. Our electronic parts catalogs assist in the selection of parts; we offer free testing of starters, alternators, batteries, sensors, and actuators; and we were among the first auto parts companies to offer lifetime warranties on many of the parts we sell. Our satellite system in our auto parts stores helps us to speed up credit card and check approval processes and locate parts at neighboring AutoZone stores.

        Our stores generally open at 8 a.m. and close between 8 and 10 p.m. (with some open 24 hours) Monday through Saturday and typically open at 9 a.m. and close between 6 and 8 p.m. on Sunday.

        AutoZone also provides specialty tools in our loan-a-tool program. Customers can borrow a specialty tool, such as a steering wheel puller, that a do-it-yourself customer or a small repair shop would have no use for other than for a single job.

    Products

        This table shows the types of products we sell in our auto parts stores:

Hard Parts	Maintenance Items	Accessories	Miscellany
Alternators Batteries Brake Drums, Rotors Shoes, and Pads Carburetors Clutches Engines Mufflers Shock Absorbers Spark Plugs Starters Struts Water Pumps	Antifreeze Brake Fluid Oil Oil and Fuel Additives Oil, Air, and Fuel Filters Power Steering Fluid Transmission Fluid Wash and Wax Chemicals Windshield Wipers	Floor Mats Lights Mirrors Stereos	Air Fresheners Cell Phone Accessories Decorative Lighting Dent Filler Hand Cleaner Paint Repair Manuals Sunglasses Tools

        We believe that the satisfaction of DIY and professional technician customers often is impacted by our ability to provide specific automotive products as requested. Our auto parts stores generally offer between 19,000 and 22,000 stock keeping units ("SKUs") covering a broad range of vehicle types. Each auto parts store carries the same basic product line with some regional differences based on climate, demographics, and age and type of vehicle registration. Our "flexogram" program enables us to tailor our parts inventory to the makes and models of the automobiles in each store's trade area. We also offer a range of lower turnover products through overnight delivery to our auto parts stores and at hub stores that carry a larger range of products.

    Pricing

        We employ an everyday low price strategy and want to be perceived by our customers as the value leader in our industry by consistently providing quality merchandise at a good price, with a good warranty and backed by outstanding customer service. Our prices are generally structured to meet the lowest price offered by a competitor for a product and we believe that our prices overall compare favorably to those of our competitors.

    Commercial Sales Program

        Our commercial sales program provides credit and prompt delivery of parts and other products to local repair garages, dealers, and service stations. The program operated out of 1,638 stores as of August 25, 2001. In addition, we have opened 39 hub stores that offer a greater range of parts and products desired by commercial customers and that can be used as additive inventory for local stores.

    Store Design and Visual Merchandising

        We design and build stores for a high visual impact. The typical AutoZone store has an industrial "high tech" appearance by utilizing colorful exterior signage, exposed beams and ductwork, and brightly lighted interiors. Maintenance products, accessories, and miscellaneous items are attractively displayed for easy browsing by customers. In-store signage and special displays promote products in floor displays, endcaps, and on the shelf. Store managers are able to customize areas of the store to prominently display products that are in demand in the local community.

Store Operations

    Store Formats

        As of August 25, 2001, we had domestic auto parts stores in the following square footage ranges:

Square Footage	Number of Stores
Less than 4,000	294
4,000 to 7,000	1,565
More than 7,000	1,160

        Substantially all AutoZone stores are based on standard store formats resulting in generally consistent appearance, merchandising, and product mix. Approximately 85% to 90% of each store's square footage is selling space, of which approximately 40% to 45% is dedicated to hard parts inventory. The hard parts inventory area is fronted by a counter that generally runs the depth or length of the store, dividing the hard parts area from the remainder of the store. The remaining selling space contains displays of accessories and maintenance items.

        We have knowledgeable AutoZoners (employees) available to assist customers with their parts needs utilizing our proprietary electronic parts catalog with a video screen which is visible to both the AutoZoner and the customer. The parts catalog will suggest additional items that a customer should purchase in order to properly install the part being purchased.

        We believe that our stores are "destination stores," generating their own traffic rather than relying on traffic created by the presence of other stores in the immediate vicinity. Therefore, we situate most stores on major thoroughfares with easy access and good parking. Approximately 2,300 of our auto parts stores are freestanding, with the balance principally located within strip shopping centers. Freestanding large format stores typically have parking for approximately 40 to 45 cars on a lot of approximately 3/4 to one acre. Our smaller auto parts stores typically have parking for approximately 25 to 35 cars and are usually located on a lot of approximately 1/2 to 3/4 acre.

    Store Personnel and Training

        Each auto parts store typically employs from six to eighteen AutoZoners, including a manager and an assistant manager. AutoZoners typically have prior automotive experience. All AutoZoners are encouraged to complete courses resulting in certification by the National Institute for Automotive Service Excellence ("ASE"), which is broadly recognized for training certification in the automotive industry. Although we rely primarily on on-the-job training, we also provide formal training programs, including regular store meetings on specific sales and product issues, standardized training manuals, and a specialist program where AutoZoners can obtain certification in several areas of technical expertise from both the company and from independent certification agencies. Training is supplemented with frequent store visits by management.

        Store managers get financial incentives through performance-based bonuses and grants of stock options. In addition, our growth has provided opportunities for the promotion of qualified AutoZoners. We believe these opportunities are important to attract, motivate, and retain quality AutoZoners.

        Our domestic auto parts stores are primarily supervised through district managers who oversee approximately six to ten stores each and who report to regional managers. Regional managers with approximately fifty-five to sixty-five stores each, in turn, report to five Vice Presidents-Store Operations. Purchasing, merchandising, advertising, accounting, cash management, store development, systems technology and support, and other store support functions are centralized in our store support center in Memphis, Tennessee. We believe that this centralization enhances consistent execution of our merchandising and marketing strategy at the store level, and reduces expenses and cost of goods.

    Store Automation

        All auto parts stores have proprietary electronic parts catalogs that provide parts information based on the make, model, and year of an automobile. The catalog display screens are placed on the hard parts counter where both AutoZoners and customers can view the screen. In addition, our satellite system enables the auto parts stores to speed up credit card and check approval processes and locate parts at neighboring AutoZone stores.

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

Store Development

        This table shows the domestic auto parts store development during the past five fiscal years:

	Fiscal Year
	1997	1998	1999	2000	2001
Beginning Stores	1,423	1,728	2,657	2,711	2,915
New Stores[1]	308	952	245	208	107
Replaced Stores[2]	17	12	59	30	16
Closed Stores[2]	(20)	(35)	(250)	(34)	(19)
Ending Stores	1,728	2,657	2,711	2,915	3,019

        1Includes stores obtained in Chief and Auto Palace acquisitions in 1998, and store real estate acquired from Pep Boys in fiscal year 1999.
        2Closed stores include replaced stores.

        We believe that expansion opportunities exist both in markets that we do not currently serve, and in markets where we can achieve a larger presence. We attempt to obtain high visibility sites in high traffic locations and undertake substantial research prior to entering new markets. The most important criteria for opening a new store is its projected future profitability. Key factors in selecting new site and market locations include population, demographics, vehicle profile, number and strength of competitors' stores, and the cost of real estate. We generally seek to open new stores within or contiguous to existing market areas and attempt to cluster development in new urban markets in a relatively short period of time in order to achieve economies of scale in advertising and distribution costs. In addition to continuing to construct our own stores, we occasionally evaluate potential acquisition candidates in new as well as in existing markets.

Purchasing and Supply Chain

        Merchandise is selected and purchased for all stores at our store support center in Memphis. No one class of product accounts for as much as ten percent of our total sales. In fiscal 2001, no single supplier accounted for more than seven percent of our total purchases, and our ten largest suppliers accounted for approximately 32 percent of our purchases. We generally have few long-term contracts for the purchase of merchandise. We believe that we have excellent relationships with suppliers. We also believe that alternative sources of supply exist, at similar cost, for substantially all types of product sold.

        Our vendors ship substantially all of our merchandise to our distribution centers. Stores typically place orders on a weekly basis with merchandise shipped from the warehouse in our trucks on the following day.

        We want to have the right merchandise in our stores at the right time. In the past two fiscal years, we have improved our supply chain by eliminating excess inventory and increasing our purchasing terms while increasing sales. This has resulted in increases in inventory turns and substantial increases in net inventory turns.

Competition

        AutoZone competes in both the DIY and professional technician auto parts markets. Primary competitors include national and regional auto parts chains, independently owned parts stores, wholesalers and jobbers, and auto dealers. Although auto parts stores are the most important retail outlets for DIY customers, some aftermarket vehicle supplies, chemicals, accessories, and tools are also available at discount and department stores, hardware stores, supermarkets, drug stores, and home stores. Auto parts retailers have remained competitive in the DIY aftermarket by offering superior product knowledge and an extensive number of products in stock. AutoZone competes on the basis of customer service, including the knowledge and expertise of our AutoZoners, merchandise selection and availability, price, product warranty, store layout, and location.

Trademarks and Patents

        We have registered several service marks and trademarks in the United States Patent and Trademark office, including our service mark "AutoZone" and trademarks "AutoZone," "Duralast," and "ALLDATA." We believe that the "AutoZone" service mark and trademarks are important components in our merchandising and marketing strategy.

Employees

        As of August 25, 2001, we employed approximately 44,600 persons, approximately 29,000 of whom were employed full-time. Approximately 90 percent of our AutoZoners were employed in stores or in direct field supervision, approximately seven percent in distribution centers, and approximately three percent in store support functions.

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

Steve Odland, 43---Chairman, President, Chief Executive Officer, and Director
        Steve Odland was elected Chairman, Chief Executive Officer, and a Director in January 2001 and was elected President in May 2001. From June 2000, he was Chief Operating Officer for Ahold USA. From 1998, he was President and CEO of Tops Markets, an Ahold subsidiary. Previously, Mr. Odland was President of the Foodservice Division of Sara Lee Bakery from 1997 to 1998. Before Sara Lee, Mr. Odland was employed by The Quaker Oats Company for over 16 years in various executive positions.

Robert J. Hunt, 52---Executive Vice President and Chief Financial Officer
        Robert J. Hunt has been Executive Vice President and Chief Financial Officer since 1994, and was a member of the Board of Directors from 1997 until May 2001. He has announced his intention to retire as Executive Vice President and Chief Financial Officer upon appointment of his successor. From 1984 to 1991, Mr. Hunt was employed by Malone & Hyde, AutoZone's former parent company, where he was Executive Vice President and Chief Financial Officer from 1988 to 1991.

Bruce G. Clark, 56---Senior Vice President and Chief Information Officer
        Bruce G. Clark has been Senior Vice President and Chief Information Officer since January 1999. Previously Mr. Clark was Senior Vice President--MIS/Telemarketing of Brylane and its predecessors since 1988, and had been employed by Brylane, at that time a division of The Limited, since 1983.

Brett D. Easley, 42---Senior Vice President--Merchandising
        Brett D. Easley was named Senior Vice President--Merchandising in 2000. He was President of ALLDATA from 1998 to 2000 and Senior Vice President--E-Commerce from 1999 to 2000. Prior to that, he was Vice President--Information and Training since 1997 and Vice President--Merchandising Systems since 1994. Mr. Easley has been employed by AutoZone or Malone & Hyde since 1984.

Harry L. Goldsmith, 50---Senior Vice President, Secretary, and General Counsel
        Harry L. Goldsmith was elected Senior Vice President, Secretary, and General Counsel in 1996. Previously he was Vice President, General Counsel, and Secretary from 1993 to 1996.

Lisa R. Kranc, 48---Senior Vice President--Marketing
        Lisa R. Kranc joined AutoZone as Senior Vice President--Marketing in August 2001. Previously, she was Vice President--Marketing for Hannaford Bros. Co., a Maine-based grocery chain, since 1997 and was Senior Vice President--Marketing for Bruno's, Inc., from 1996 to 1997.

Michael E. Longo, 40---Senior Vice President--Store Operations
        Michael E. Longo has been Senior Vice President--Store Operations since February 2001. Previously he was Senior Vice President--Supply Chain since 1998 and Vice President--Distribution since 1996. Mr. Longo has been employed by AutoZone since 1992.

Robert D. Olsen, 49---Senior Vice President--Mexico, ALLDATA, and Store Development
        Robert D. Olsen was elected Senior Vice President in 2000. Currently Mr. Olsen is President of ALLDATA and also has primary responsibility for store development and our Mexico operations. From 1993 to 2000, Mr. Olsen was Executive Vice President and Chief Financial Officer of Leslie's Poolmart. From 1985 to 1989, Mr. Olsen held several positions with AutoZone, including Controller, Vice President--Finance, and Senior Vice President and Chief Financial Officer.

William C. Rhodes, III, 36---Senior Vice President--Supply Chain
        William C. Rhodes, III, has been Senior Vice President--Supply Chain since February 2001. Prior to that time, he has served in various capacities with AutoZone, including Vice-President--Mid-South Stores in 2000, Senior Vice President--Finance and Vice President--Finance in 1999, Vice President--Operations Analysis and Support from 1997 to 1999. He has been employed by AutoZone since 1994.

Daisy L. Vanderlinde, 51---Senior Vice President--Human Resources
        Daisy L. Vanderlinde joined AutoZone as Senior Vice President--Human Resources in March 2001. Previously, she was Vice President--Human Resources for Tractor Supply Company since 1996 and Vice President--Human Resources for Marshalls, Inc., from 1990.

Tricia K. Greenberger, 33---Vice President and Controller
        Tricia K. Greenberger has been Vice President and Controller since April 2000. Prior to that, she was Vice President-Financial Planning and Control since 1998. Previously, she was Director of Process Improvement since 1996.

Risk Factors

We may not be able to increase sales by the same historic growth rates.

        We have significantly increased our domestic store count in the past five fiscal years, growing from 1,143 stores at August 25, 1996, to 3,019 stores at August 25, 2001, an average store count increase per year of 16%. We do not plan to continue our store count growth rate at the historic pace. In addition, a portion of our total sales increases each year results from increases in sales at existing stores. We cannot provide any assurance that we can continue to increase same store sales as our stores mature in their markets.

We have an ever-increasing need for qualified employees.

        In fiscal year 2001, our consolidated employee count increased from approximately 43,200 at the beginning of the year to about 44,600, a 3% increase in the year. We do not know if we can continue to hire and retain qualified employees at current wage rates.

If demand for our products slows, then our business may be materially affected.

        Demand for products sold by our stores depends on many factors. In the short term, it may depend upon:

  the weather, as vehicle maintenance may be deferred during periods of inclement weather. However, as AutoZone stores are geographically disbursed, isolated instances of inclimate weather will generally not have a material effect upon our aggregate sales.
  the economy, as during periods of good economic conditions, more of our do-it-yourself customers may pay others to repair and maintain their cars instead of working on their own vehicles or they may purchase new vehicles. This factor is tempered by our commercial parts sales program that sells parts to installers. In periods of declining economic conditions, both do-it-yourself and do-it-for-me customers may defer vehicle maintenance or repair.
        For the long term, demand for our products may depend upon the quality of the vehicles manufactured by the original vehicle manufacturers, and the length of the warranty offered on new vehicles.

If we cannot profitably increase market share in the commercial auto parts business, our sales growth may be limited.

        Although we are one of the five largest sellers of auto parts in the commercial "do-it-for-me" market, to increase commercial sales we must compete against automotive aftermarket jobbers and warehouse distributors, in addition to other auto parts retailers that have recently entered the commercial business. Some of these jobbers and warehouse distributors have been in business for substantially longer periods of time than we have, have developed long-term customer relationships, and have larger available inventories. We can make no assurance that we can profitably develop new commercial customers or make available inventories required by commercial customers.

If we cannot profitably open and operate stores in international markets, our sales growth may be limited.

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

        In addition, products sold in Mexico must be properly labeled for sale in accordance with Mexican law. If AutoZone cannot source products in Mexico, it must obtain products elsewhere and have them appropriately labeled for sale in Mexico. We can make no assurances that we can purchase goods of appropriate quality or in sufficient quantities in Mexico to sell in our stores, nor can we make any assurances that we can profitably obtain products outside of Mexico and have them relabeled in accordance with Mexican law.

If our vendors continue to consolidate, we may pay higher prices for our merchandise.

        Recently, several of our vendors have merged and others have announced plans to merge. Further vendor consolidation could limit the number of vendors from which we may purchase products and could materially affect the prices we pay for these products.

Consolidation among our competitors may negatively impact our business.

        Recently, several large auto parts chains have announced plans to merge. We do not know what impact these mergers will have upon competition in the retail automotive aftermarket. If our merging competitors are able to achieve efficiencies in their mergers, then there may be greater competitive pressures in the markets in which they are strongest.

War, acts of terrorism, or the threat of either may negatively impact availability of merchandise and adversely impact our sales.

        In the event of war, acts of terrorism, or either are threatened, it may have a negative impact on our ability to obtain merchandise available for sale in our stores. Some of our merchandise is imported from other countries. If imported goods become difficult or impossible to bring into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be negatively affected. In addition, a significant amount of the merchandise sold in our Mexico stores is exported from the United States. If we cannot export this merchandise in a timely manner, sales in our Mexico stores may be adversely affected.

        In the event that commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and stores.

Item 2. Properties

        This table shows the square footage and number of leased and owned properties for our domestic auto parts stores:

	No. of Stores	Square Footage
Leased	1,238	7,323,497
Owned	1,781	12,053,970
Total	3,019	19,377,467

        We have 2,998,834 square feet in our distribution centers servicing our auto parts stores, all of which is owned, except for 998,237 square feet, which is leased. The distribution centers are located in Arizona, California, Georgia, Illinois, Louisiana, Ohio, Tennessee, and Texas.

        Our store support center, which we own, is located in Memphis, Tennessee, and consists of 260,000 square feet.

        We also own and lease other properties that are not material in the aggregate.

Item 3. Legal Proceedings

        AutoZone, Inc., was a defendant in a class action lawsuit entitled "Melvin Quinnie on behalf of all others similarly situated v. AutoZone, Inc., and DOES 1 through 100, inclusive" filed in the Superior Court of California, County of Los Angeles, in November 1998. The plaintiff claimed that the defendants failed to pay overtime to store managers as required by California law and failed to pay terminated managers in a timely manner as required by California law. The plaintiff was seeking injunctive relief, restitution, statutory penalties, prejudgment interest, and reasonable attorneys' fees, expenses, and costs. The parties have settled the lawsuit and the settlement has received court approval. The terms of the settlement were not material to AutoZone's operations or consolidated financial position.

        AutoZone, Inc., is a defendant in a lawsuit entitled "Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc., et al.," filed in the U.S. District Court for the Eastern District of New York in February 2000. The case was filed by over 100 plaintiffs, principally automotive aftermarket warehouse distributors and jobbers, against eight defendants, principally automotive aftermarket parts retailers. The plaintiffs claim that the defendants have knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers' profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. Plaintiffs seek approximately $1 billion in damages (including statutory trebling) and a permanent injunction prohibiting defendants from committing further violations of the Robinson-Patman Act and from opening any further stores to compete with plaintiffs as long as defendants continue to violate the Act. We and the other defendants filed a motion to dismiss this action in the fiscal fourth quarter. Subsequently, on October 23, 2001, the court overruled a substantial portion of the defendants' motion. We believe this suit is without merit and will vigorously defend against it.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

        Common Stock Market Prices for our common stock as traded on the New York Stock Exchange as shown in the section labeled "Quarterly Summary" of the Annual Report to Stockholders for the fiscal year ended August 25, 2001, are incorporated herein by reference.

        At October 15, 2001, we had 3,550 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.

Item 6. Selected Financial Data

        Selected financial data contained in the section entitled "Ten-Year Review" of the Annual Report to Stockholders for the fiscal year ended August 25, 2001, are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The section entitled "Financial Review" of the Annual Report to Stockholders for the fiscal year ended August 25, 2001, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The subsection entitled "Financial Market Risk" of the section entitled "Financial Review" of the Annual Report to Stockholders for the fiscal year ended August 25, 2001, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

        The financial statements and related notes and the section entitled "Quarterly Summary" of the Annual Report to Stockholders for the fiscal year ended August 25, 2001, are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Officers of the Registrant

        The information required by this item is incorporated by reference to Part I of this document and to the definitive Proxy Statement dated November 7, 2001, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 13, 2001.

Item 11. Executive Compensation

        The information required by this item is incorporated by reference to the definitive Proxy Statement dated November 7, 2001, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 13, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated by reference to the definitive Proxy Statement dated November 7, 2001, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 13, 2001.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to the definitive Proxy Statement dated November 7, 2001, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 13, 2001.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a)   1.   Financial Statements

        The following financial statements included in the Annual Report to Stockholders for the fiscal year ended August 25, 2001, are incorporated herein by reference to Item 8:

Report of Independent Auditors

Consolidated Statements of Income for the fiscal years ended August 25, 2001, August 26, 2000, and August 28, 1999

Consolidated Balance Sheets as of August 25, 2001, and August 26, 2000

Consolidated Statements of Stockholders' Equity for the fiscal years ended August 25, 2001, August 26, 2000, and August 28, 1999

Consolidated Statements of Cash Flows for the fiscal years ended August 25, 2001, August 26, 2000, and August 28, 1999

Notes to Consolidated Financial Statements

         2. Financial Statement Schedule II - Valuation and Qualifying Accounts

        All other schedules are omitted because the information is not required or because the information required is included in the financial statements or notes thereto.

        3. The following exhibits are filed as a part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.
3.2	Second Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.3 to the Form 8-K dated March 21, 2000.
4.1	Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 17, 1998.
4.2	Letter Agreement dated October 10, 2000 between AutoZone, Inc., and ESL Investments, Inc., dated October 10, 2000. Incorporated by reference to Exhibit 10.2 to Form 8-K dated October 10, 2000.
4.3	Second Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to the Form 10-Q for the quarter ended November 20, 1999.
*10.1	Second Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 (No. 333-88243) dated October 1, 1999.
*10.2	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended August 26, 2000.
*10.3	Second Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Appendix B to the definitive Proxy Statement as filed with the Securities and Exchange Commission on November 2, 1998.
10.4	Amended and Restated Agreement between J.R. Hyde, III, and AutoZone, Inc., dated October 23, 1997. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1997.
*10.5	AutoZone, Inc. 2000 Executive Incentive Compensation Plan. Incorporated by reference to Exhibit A to the definitive Proxy Statement for the annual meeting of stockholders held December 9, 1999.
*10.6	AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended February 12, 2000.
*10.7	Form of Demand Promissory Note granted by certain executive officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 26, 2000.
*10.8	Form of Demand Promissory Note granted by certain executive officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended February 12, 2000.
*10.9	Form of Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1999.
*10.10	Form of Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 22, 1999.
*10.11	Form of Employment and Non-Compete Agreement between AutoZone, Inc., and various executive officers. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended November 22, 1999.
*10.12	Form of Demand Promissory Note granted by certain officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarter ended November 22, 1999.
*10.13	Employment and Non-Compete Agreement between Steve Odland and AutoZone, Inc., dated January 29, 2001. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended February 10, 2001.
*10.14	Agreement between Timothy D. Vargo and AutoZone, Inc., dated May 23, 2001.
*10.15	Agreement between Robert J. Hunt and AutoZone, Inc., dated May 23, 2001.
*10.16	Offer letter to Daisy Vanderlinde dated February 5, 2001, as amended. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended February 10, 2001.
*10.17	Offer letter to Lisa Kranc dated June 18, 2001.
10.18	Credit Agreement dated as of May 22, 2001, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Fleet National Bank, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent.
10.19	Five-Year Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Bank of America, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 6, 2000.
10.20	Amendment No. 1 dated May 23, 2001, to Five-Year Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Bank of America, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent.
19.1	Annual Report to Stockholders for the fiscal year ended August 25, 2001. Incorporated by reference to the Annual Report filed with the Securities and Exchange Commission via EDGAR pursuant to Rule 101(b)(1) of Regulation S-T.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
_________________
*Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated May 23, 2001, that contained a press release announcing the Company's financial results for the quarter ended May 5, 2001.

The Company filed a Current Report on Form 8-K dated June 8, 2001, that contained a press release announcing that the Company would take a nonrecurring charge in the fourth quarter of the 2001 fiscal year.

The Company filed a Current Report on Form 8-K dated July 10, 2001, that contained a press release announcing that the Company: had retained an advisor for the sale of its TruckPro, Inc., subsidiary, had hired Lisa Kranc as senior vice president of marketing, had increased its share repurchase authorization, and had updated sales trends for the fiscal quarter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOZONE, INC.

By: /s/ Steve Odland
Steve Odland
Chairman, President, and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 16, 2001

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Steve Odland_________ Steve Odland	Chairman, President, Chief Executive Officer, & Director (Principal Executive Officer)	November 16, 2001
/s/ Robert J. Hunt________ Robert J. Hunt	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	November 16, 2001
/s/ Tricia K. Greenberger__ Tricia K. Greenberger	Vice President & Controller (Principal Accounting Officer)	November 16, 2001
/s/ Andrew M. Clarkson___ Andrew M. Clarkson	Director	November 16, 2001
/s/ Charles M. Elson______ Charles M. Elson	Director	November 16, 2001
/s/ N. Gerry House________ N. Gerry House	Director	November 16, 2001
/s/ J. R. Hyde, III_________ J.R. Hyde, III	Director	November 16, 2001
/s/ James F. Keegan___ James F. Keegan	Director	November 16, 2001
/s/ Edward S. Lampert_____ Edward S. Lampert	Director	November 16, 2001
/s/ W. Andrew McKenna___ W. Andrew McKenna	Director	November 16, 2001
/s/ Michael W. Michelson__ Michael W. Michelson	Director	November 16, 2001

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
AUTOZONE, INC.
(In thousands)

COL. A	COL. B	COL. C			COL. D		COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Accounts -- Describe		Deductions -- Describe		Balance at End of Period

YEAR ENDED AUGUST 28, 1999:
Reserves and allowances:
Reserve for accrued sales and warranty returns	$20,786	$90,310	$3,473	(2)	$81,619	(1)	$32,950
Other reserves	14,296						94,640	(3)

YEAR ENDED AUGUST 26, 2000:
Reserves and allowances:
Reserves for accrued sales and warranty returns	32,950	100,381			83,317	(1)	50,014
Other reserves	94,640						57,585	(3)

YEAR ENDED AUGUST 25, 2001:
Reserves and allowances:
Reserves for accrued sales and warranty returns	50,014	101,318			87,865	(1)	63,467
Other reserves	57,585						98,689	(3)

(1)	Cost of product for warranty replacements, net of salvage and amounts collected from customers.
(2)	Purchase accounting adjustments related to acquisition of Chief Auto Parts Inc.
(3)	Amount includes items classified in other accrued expenses and other long-term liabilities.

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.
3.2	Second Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.3 to the Form 8-K dated March 21, 2000.
4.1	Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 17, 1998.
4.2	Letter Agreement dated October 10, 2000 between AutoZone, Inc., and ESL Investments, Inc., dated October 10, 2000. Incorporated by reference to Exhibit 10.2 to Form 8-K dated October 10, 2000.
4.3	Second Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to the Form 10-Q for the quarter ended November 20, 1999.
*10.1	Second Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 (No. 333-88243) dated October 1, 1999.
*10.2	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended August 26, 2000.
*10.3	Second Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Appendix B to the definitive Proxy Statement as filed with the Securities and Exchange Commission on November 2, 1998.
10.4	Amended and Restated Agreement between J.R. Hyde, III, and AutoZone, Inc., dated October 23, 1997. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1997.
*10.5	AutoZone, Inc. 2000 Executive Incentive Compensation Plan. Incorporated by reference to Exhibit A to the definitive Proxy Statement for the annual meeting of stockholders held December 9, 1999.
*10.6	AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended February 12, 2000.
*10.7	Form of Demand Promissory Note granted by certain executive officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 26, 2000.
*10.8	Form of Demand Promissory Note granted by certain executive officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended February 12, 2000.
*10.9	Form of Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1999.
*10.10	Form of Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 22, 1999.
*10.11	Form of Employment and Non-Compete Agreement between AutoZone, Inc., and various executive officers. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended November 22, 1999.
*10.12	Form of Demand Promissory Note granted by certain officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarter ended November 22, 1999.
*10.13	Employment and Non-Compete Agreement between Steve Odland and AutoZone, Inc., dated January 29, 2001. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended February 10, 2001.
*10.14	Agreement between Timothy D. Vargo and AutoZone, Inc., dated May 23, 2001.
*10.15	Agreement between Robert J. Hunt and AutoZone, Inc., dated May 23, 2001.
*10.16	Offer letter to Daisy Vanderlinde dated February 5, 2001, as amended. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended February 10, 2001.
*10.17	Offer letter to Lisa Kranc dated June 18, 2001.
10.18	Credit Agreement dated as of May 22, 2001, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Fleet National Bank, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent.
10.19	Five-Year Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Bank of America, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 6, 2000.
10.20	Amendment No. 1 dated May 23, 2001, to Five-Year Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Bank of America, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent.
19.1	Annual Report to Stockholders for the fiscal year ended August 25, 2001. Incorporated by reference to the Annual Report filed with the Securities and Exchange Commission via EDGAR pursuant to Rule 101(b)(1) of Regulation S-T.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
_________________

*Management contract or compensatory plan or arrangement.