Form 10-Q
period 2001-11-17
AUTOZONE INC
filed 2001-12-18
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 17, 2001, or

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

(901) 495-6500
Registrant’s telephone number, including area code

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value – 106,782,726 shares as of December 14, 2001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands)

	Nov. 17,	Aug. 25,
	2001	2001

ASSETS

Current assets:

Cash and cash equivalents	$7,285	$7,286

Accounts receivable	31,110	19,135

Merchandise inventories	1,325,437	1,242,896

Prepaid expenses	11,783	18,426

Deferred income taxes	40,768	40,768

Total current assets	1,416,383	1,328,511

Property and equipment:

Property and equipment	2,386,253	2,372,311

Less accumulated depreciation and amortization	688,129	661,868

	1,698,124	1,710,443

Other assets:

Cost in excess of net assets acquired	305,390	305,390

Deferred income taxes	80,593	80,593

Other assets	4,362	7,575

	390,345	393,558

	$3,504,852	$3,432,512

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$894,928	$945,666

Accrued expenses	298,518	292,153

Income taxes payable	48,324	28,835

Total current liabilities	1,241,770	1,266,654

Long-term debt	1,280,642	1,225,402

Other liabilities	72,172	74,243

Stockholders’ equity	910,268	866,213

	$3,504,852	$3,432,512

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(in thousands, except per share amounts)

	Twelve Weeks Ended

	Nov. 17,	Nov. 18,
	2001	2000

Net sales	$1,176,052	$1,063,566

Cost of sales, including warehouse and delivery expenses	659,916	618,001

Operating, selling, general and administrative expenses	360,632	334,797

Operating profit	155,504	110,768

Interest expense – net	19,427	22,980

Income before income taxes	136,077	87,788

Income taxes	52,000	34,000

Net income	$84,077	$53,788

Weighted average shares for basic earnings per share	107,984	116,717

Effect of dilutive stock equivalents	2,621	333

Adjusted weighted average shares for diluted earnings per share	110,605	117,050

Basic earnings per share	$0.78	$0.46

Diluted earnings per share	$0.76	$0.46

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Twelve Weeks Ended

	Nov. 17,	Nov. 18,
	2001	2000

Cash flows from operating activities:

Net income	$84,077	$53,788

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	28,169	30,464

Net increase in merchandise inventories	(82,541)	(71,021)

Net change in current liabilities	(24,884)	12,830

Income tax benefit from exercise of options	9,884	448

Other – net	(7,543)	1,070

Net cash provided by operating activities	7,162	27,579

Cash flows from investing activities:

Purchases of property and equipment	(16,211)	(55,048)

Proceeds from sale of property and equipment	1,009	39,499

Increase in other assets		(18,269)

Notes receivable from officers	474	(200)

Net cash used in investing activities	(14,728)	(34,018)

Cash flows from financing activities:

Net proceeds from debt	55,240	158,441

Purchase of treasury stock	(69,447)	(154,640)

Net proceeds from sale of common stock	21,938	1,543

Other	(166)	1,167

Net cash provided by financing activities	7,565	6,511

Net change in cash and cash equivalents	(1)	72

Cash and cash equivalents at beginning of period	7,286	6,969

Cash and cash equivalents at end of period	$7,285	$7,041

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A-Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the fiscal 2002 presentation. Operating results for the twelve weeks ended November 17, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2002. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended August 25, 2001.

Note B-Restructuring and Impairment Charges

     The Company recorded restructuring and impairment charges of $156.8 million ($95.8 million, net of taxes) in fiscal 2001. These charges were a result of a review of the Company’s assets in connection with a strategic planning process that established a 15% after-tax return threshold for all investments. The largest part of the charge, $56.1 million, related to stores, including the planned closure of 51 domestic auto parts stores and the disposal of real estate projects in process and excess properties. During the quarter the Company closed 35 auto parts stores. The Company continues to market for sale all excess properties with the expectation that all assets held for sale will be disposed of by the end of the fiscal year. Another portion of the charge, $32.0 million, related to other asset writedowns and the accrual of lease obligations associated with the closure of a supply depot and for the ALLDATA office building that will not be occupied. The Company is continuing to pursue sublease opportunities for these leased facilities. The Company also reserved $29.9 million for inventory rationalization, including a provision for inventory losses in closing stores. A substantial portion of the scheduled recalls and disposals of inventory had taken place by the end of the quarter, resulting in adjustments to the inventory reserve of $19.3 million. The remainder of such inventories should be disposed by the end of the second quarter. The Company also recorded asset writedowns and contractual obligations aggregating $29.9 million related to the planned sale of TruckPro. During the quarter an agreement was signed to sell the TruckPro business to an investment group, which remains subject to the buyer securing financing and the completion of due diligence. The Company expects the transaction to close during the second quarter and does not expect to incur additional losses related to the transaction. The remainder of the charge, $9.6 million, related to contractual obligations, severance and other charges.

     The following table presents a summary of the activity in accrued obligations for the restructuring charges, in thousands:

		Contract
	Lease	Settlements/	Severance
	Obligations	Terminations	& Other	Total

Beginning balance	$29,576	$6,713	$2,715	$39,004

Cash outlays	306	3,792	1,876	5,974

Balance at November 17, 2001	$29,270	$2,921	$839	$33,030

Note C-Adoption of New Accounting Standards

     On August 26, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, goodwill amortization ceases upon adoption of the new standard. The new rules also require an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. Application of the non-amortization provisions of SFAS 142 resulted in an increase in net income of $1.2 million ($0.01 per share) in the quarter ended November 17, 2001, and is expected to result in an increase in net income of $5.3 million per year. During the second quarter of fiscal 2002, the Company will perform the first of the required impairment tests of goodwill. No impairment loss is expected from the initial goodwill impairment test.

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, but retains many of its fundamental provisions. Additionally, SFAS 144 expands the scope of discontinued operations to include more disposal transactions. The provisions of SFAS 144 are effective for the Company’s fiscal year 2003. The Company has not yet completed its evaluation of the impact of adoption of this Statement.

Note D-Inventories

     Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs.

Note E-Financing Arrangements

     The Company’s long-term debt as of November 17, 2001, and August 25, 2001, consisted of the following:

	Nov. 17,	Aug. 25,
	2001	2001

6% Notes due November 2003	$150,000	$150,000

6.5% Debentures due July 2008	190,000	190,000

7.99% Notes due April 2006	150,000	150,000

Bank term loan due December 2003, interest rate of 3.84% at November 17, 2001, and 4.95% at August 25, 2001	115,000	115,000

Bank term loan due May 2003, interest rate of 4.69% at November 17, 2001, and August 25, 2001	200,000	200,000

Commercial paper, weighted average rate of 3.1% at November 17, 2001, and 3.9% at August 25, 2001	378,550	385,447

Unsecured bank loans	78,000	15,000

Other	19,092	19,955

	$1,280,642	$1,225,402

     The Company maintains $1.05 billion of revolving credit facilities with a group of banks. Of the $1.05 billion, $400 million expires in May 2002. The remaining $650 million expires in May 2005. The 364-day facility expiring in May 2002 includes a renewal feature as well as an option to extend the maturity date of the then-outstanding debt by one year. The credit facilities exist largely to support commercial paper borrowings and other short-term unsecured bank loans. Outstanding commercial paper and short-term unsecured bank loans at November 17, 2001, of $456.5 million are classified as long-term as the Company has the ability and intention to refinance them on a long-term basis. The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending banks’ base rate (as defined in the agreement) or a competitive bid rate at the option of the Company. The Company has agreed to observe certain covenants under the terms of its credit agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage.

     During fiscal 2001, the Company entered into two unsecured bank term loans totaling $315 million with a group of banks. Of the $315 million, $115 million matures in December 2003 and $200 million matures in May 2003. The rate of interest payable is a function of LIBOR or the bank’s base rate (as defined in the agreement) at the option of the Company.

     In May 2001, the Company issued $150 million of 7.99% Senior Notes due April 2006, in a private debt placement. The Senior Notes contain covenants limiting total indebtedness and liens. Interest is payable semi-annually.

Note F-Stockholders’ Equity

     The Company presents basic and diluted earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic EPS is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options.

     As of November 17, 2001, the Company’s Board of Directors had authorized the Company to repurchase up to $1.7 billion of common stock in the open market. Since January 1998, approximately $1.48 billion of common stock has been repurchased under the plan. At times, the Company utilizes equity instrument contracts to facilitate its repurchase of common stock. At November 17, 2001, the Company held equity instrument contracts that relate to the purchase of approximately 3.8 million shares of common stock at an average cost of $44 per share. Subsequent to the end of the quarter the Company purchased 1.4 million shares in settlement of certain equity instrument contracts outstanding at November 17, 2001, at an average cost of $42 per share.

Note G-Comprehensive Income

     Comprehensive income includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and foreign currency translation adjustments. Comprehensive income totaled $81.3 million for the quarter ended November 17, 2001, compared to $55.4 million in the comparable period of fiscal 2001. Included in other comprehensive income for the quarter ended November 17, 2001, was a reduction in the fair value of certain derivative financial instruments which qualify for hedge accounting totaling $2.7 million. Other comprehensive income for the quarter ended November 18, 2000, included an unrealized gain on such instruments totaling $1.6 million.

Note H-Contingencies

     AutoZone, Inc., is a defendant in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc., Wal-mart Stores, Inc., Advance Stores Company, Inc., CSK Auto, Inc., Discount Auto, Inc., The Pep Boys – Manny, Moe and Jack, Inc., O’Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.,” filed in the U.S. District Court for the Eastern District of New York in February 2000. The case was filed by over 100 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers. The plaintiffs claim in the Complaint that the defendants have knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers’ profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. In the fiscal fourth quarter of 2001, the Company and the other defendants filed a motion to dismiss this action based on the legal insufficiency of the Complaint. In October 2001, the court overruled a substantial portion of the defendants’ motion. In November 2001, the plaintiffs, in an amended Complaint, stated that they seek “substantially more than $1 billion in damages” (including statutory trebling) and a permanent injunction prohibiting defendants from committing further violations of the

Robinson-Patman Act and from opening any further stores to compete with plaintiffs as long as defendants continue to violate the Act. The plaintiffs have agreed that the defendants have until February 2002 to answer the Complaint. After the defendants answer the Complaint, the parties will enter into a period of discovery related to the merits of the case. The Company will vigorously defend against this case, and believes the suit to be without merit and that the Company will ultimately prevail. The Company currently believes that this matter will not likely result in liabilities material to the Company’s financial condition or results of operations.

     The Company currently, and from time to time, is involved in various other legal proceedings incidental to the conduct of its business. Although the amount of liability that may result from these proceedings cannot be ascertained, the Company does not currently believe that, in the aggregate, these other matters will result in liabilities material to the Company’s financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Twelve Weeks Ended November 17, 2001, Compared to Twelve Weeks Ended November 18, 2000

     Net sales for the twelve weeks ended November 17, 2001, increased by $112.5 million, or 10.6%, over net sales for the comparable period of fiscal 2001. Comparable store sales, or sales for domestic auto parts stores opened at least one year, increased 9%. At November 17, 2001, the Company had 2,999 domestic auto parts stores in operation compared with 2,956 stores at November 18, 2000.

     Gross profit for the twelve weeks ended November 17, 2001, was $516.1 million, or 43.9% of net sales, compared with $445.6 million, or 41.9% of net sales, during the comparable period for fiscal 2001. Gross profit for the quarter ended August 25, 2001,was 43.8% of net sales. The improvement in gross margin compared to the same period of the prior year is due primarily to improvement in margins for commodities, including oil, antifreeze and Freon, which were below their historical norms in the prior year, as well as to the introduction of new merchandise with higher margins. Additionally, the improvement is to a lesser extent due to lower product costs and improved shrink and warehouse and delivery costs.

     Operating, selling, general and administrative expenses for the twelve weeks ended November 17, 2001, increased by $25.8 million over such expenses for the comparable period for fiscal 2001, but decreased as a percentage of net sales from 31.5% to 30.7%. The decrease in the expense ratio was due primarily to expense leverage from the increase in sales combined with operating savings from the restructuring in the fourth quarter of fiscal year 2001. Additionally, the change in accounting for goodwill reduced operating expenses by approximately $2.0 million, or $0.01 per share. The improvement in the expense ratio was partially offset by additional bonus expense in the current year.

     Interest expense for the twelve weeks ended November 17, 2001, was $19.4 million compared with $23.0 million during the comparable period of 2001. The decrease in interest expense was primarily due to lower debt at the end of the quarter from prior year end and lower average interest rates on short-term borrowings.

     The Company’s effective income tax rate was 38.2% of pre-tax income for the twelve weeks ended November 17, 2001 and 38.7% for the twelve weeks ended November 18, 2000. The decrease in tax rate is due to increased profitability in lower tax rate jurisdictions.

Liquidity and Capital Resources

     For the twelve weeks ended November 17, 2001, net cash of $7.2 million was provided by the Company’s operating activities versus $27.6 million for the comparable period of fiscal year 2001. The decrease in cash flow from operating activities is due primarily to higher levels of merchandise inventories and decreases in current liabilities.

     Additionally, $14.7 million was used in investing activities by the Company compared with $34.0 million in the comparable period of fiscal year 2001. The decrease in investing activities as compared to the first quarter of the prior year is primarily due to lower capital expenditures in the current period. Capital expenditures for the twelve weeks ended November 17, 2001, were $16.2 million compared to $55.0 million for the comparable period of fiscal 2001. Year-to-date, the Company opened 15 net new domestic auto parts stores, including 6 stores that replaced existing stores, and closed 35 stores pursuant to the restructuring plan approved in the fourth quarter of fiscal year 2001. In the comparable period of the prior fiscal year, the Company opened 41 net new domestic auto parts stores, including 5 stores that replaced existing stores, and closed no stores. The Company expects to open approximately 100 new domestic auto parts stores during the fiscal year.

     As of November 17, 2001, the Company’s Board of Directors had authorized the Company to repurchase up to $1.7 billion of common stock in the open market. Since January 1998, approximately $1.48 billion of common stock has been repurchased under the plan. At times, the Company utilizes equity instrument contracts to facilitate its repurchase of common stock. At November 17, 2001, the Company held equity instrument contracts that relate to the purchase of approximately 3.8 million shares of common stock at an average cost of $44 per share. Subsequent to the end of the quarter the Company purchased 1.4 million shares in settlement of certain equity instrument contracts outstanding at November 17, 2001, at an average cost of $42 per share.

     The Company anticipates that it will rely primarily on internally-generated funds to support a majority of its capital expenditures, working capital requirements and stock repurchases. The balance will be funded through borrowings. The Company anticipates that it will be able to obtain such financing in view of its credit rating and favorable experiences in the debt market in the past.

     The Company maintains $1.05 billion of revolving credit facilities with a group of banks. Of the $1.05 billion, $400 million expires in May 2002. The remaining $650 million expires in May 2005. The 364-day facility expiring in May 2002 includes a renewal feature as well as an option to extend the maturity date of the then-outstanding debt by one year. The credit facilities exist largely to support commercial paper borrowings and other short-term unsecured bank loans. Outstanding commercial paper and short-term unsecured bank loans at November 17, 2001, of $456.5 million are classified as long-term as the Company has the ability and intention to refinance them on a long-term basis. The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending banks’ base rate (as defined in the agreement) or a competitive bid rate at the option of the Company. The Company has agreed to observe certain covenants under the terms of its credit agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage.

     During fiscal 2001, the Company entered into two unsecured bank term loans totaling $315 million with a group of banks. Of the $315 million, $115 million matures in December 2003 and $200 million matures in May 2003. The rate of interest payable is a function of LIBOR or the bank’s base rate (as defined in the agreement) at the option of the Company.

     In May 2001, the Company issued $150 million of 7.99% Senior Notes due April 2006, in a private debt placement. The Senior Notes contain covenants limiting total indebtedness and liens. Interest is payable semi-annually.

Forward-Looking Statements

     Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements discuss, among other things, business strategies and future performance. The forward-looking statements are subject to risks, uncertainties and assumptions including, without limitation, accuracy of estimates, competition, product demand, the economy, inflation, gasoline prices, the ability to hire and retain qualified employees, consumer debt levels, inflation, war and the prospect of war, including terrorist activity, and availability of commercial transportation. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section in the Annual Report on Form 10-K for fiscal year ended August 25, 2001, for more details.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Incorporated by reference to Part II, Item 7A, of the Form 10-K for the fiscal year ended August 25, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     AutoZone, Inc., is a defendant in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc., Wal-mart Stores, Inc., Advance Stores Company, Inc., CSK Auto, Inc., Discount Auto, Inc., The Pep Boys – Manny, Moe and Jack, Inc., O’Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.,” filed in the U.S. District Court for the Eastern District of New York in February 2000. The case was filed by over 100 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers. The plaintiffs claim in the Complaint that the defendants have knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers’ profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. In the fiscal fourth quarter of 2001, the Company and the other defendants filed a motion to dismiss this action based on the legal insufficiency of the Complaint. In October 2001, the court overruled a substantial portion of the defendants’ motion. In November 2001, the plaintiffs, in an amended Complaint, stated that they seek “substantially more than $1 billion in damages” (including statutory trebling) and a permanent injunction prohibiting defendants from committing further violations of the Robinson-Patman Act and from opening any further stores to compete with plaintiffs as long as defendants continue to violate the Act. The plaintiffs have agreed that the defendants have until February 2002 to answer the Complaint. After the defendants answer the Complaint, the parties will enter into a period of discovery related to the merits of the case. The Company will vigorously defend against this case, and believes the suit to be without merit and that the Company will ultimately prevail. The Company currently believes that this matter will not likely result in liabilities material to the Company’s financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report:

	3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

	3.2	Second Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3 to the Form 8-K dated March 21, 2000.

(b)	(1)	The Company filed a Form 8-K dated September 17, 2001, containing a press release announcing its sales for the fiscal year ended August 25, 2001.

	(2)	The Company filed a Form 8-K dated September 25, 2001, containing a press release announcing its earnings for the fiscal year ended August 25, 2001.

	(3)	The Company filed a Form 8-K dated October 31, 2001, containing a press release announcing information related to the Company’s performance in the quarter to date.

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

Dated: December 18, 2001

EXHIBIT INDEX

     The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Second Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3 to the Form 8-K dated March 21, 2000.