Form 10-K/A
period 1998-08-29
AUTOZONE INC
filed 2002-03-04
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K/A

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

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended August 29, 1998, filed as Exhibit 13.1 hereto, are incorporated by reference into Part II.

Portions of the definitive Proxy Statement dated October 30, 1998, for the Annual Meeting of Stockholders to be held December 17, 1998, are incorporated by reference into Part III.


NOTE:

This amended Form 10-K is being filed to physically attach excerpts from the Annual Report to Stockholders as Exhibit 13.1. The Annual Report had previously been provided as EDGAR form type ARS and incorpated by reference. The information contained in Exhibit 13.1 is unchanged from the information contained in the Annual Report as previously provided.

                             PART II

Item 5. Market for Registrant's Common Stock and Related
Stockholder Matters

        Common Stock Market Prices for our common stock as traded on the New York Stock Exchange as shown in the section labeled "Quarterly Summary" of Exhibit 13.1 attached hereto are incorporated herein by reference.

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


Item 6. Selected Financial Data

        Selected financial data contained in the section entitled
"Ten-Year Review" of Exhibit 13.1 attached hereto are incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The section entitled "Financial Review" of Exhibit 13.1 attached hereto is incorporated herein by reference.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The subsection entitled "Financial Market Risk" of the section entitled "Financial Review" of Exhibit 13.1 attached hereto is incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data

        The financial statements and related notes and the section entitled "Quarterly Summary" of Exhibit 13.1 attached hereto are incorporated herein by reference.

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

          3.3  Amended and Restated By-laws of AutoZone, Inc.**

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

          13.1 Excerpts from Annual Report to Stockholders for the fiscal year ended August 29, 1998.

          21.1 Subsidiaries of the Registrant.**

          23.1 Consent of Ernst & Young LLP.
__________________
*Management contract or compensatory plan or arrangement.
**Previously filed.

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

                              AUTOZONE, INC.



                              By: /s/ Harry L. Goldsmith
                              ----------------------------
                              Harry L. Goldsmith
                              Senior Vice President
                              & Secretary


Dated:  March 4, 2002

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

          3.3  Amended and Restated By-laws of AutoZone, Inc.**

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

          13.1 Excerpts from Annual Report to Stockholders for the fiscal year ended August 29, 1998.

          21.1 Subsidiaries of the Registrant.**

          23.1 Consent of Ernst & Young LLP.
__________________
*Management contract or compensatory plan or arrangement.
**Previously filed.