Form 10-K405/A
period 1999-08-28
AUTOZONE INC
filed 2002-03-04
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

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

Documents Incorporated By Reference

Portions of the Annual Report to Stockholders for the year ended August 28, 1999, filed as Exhibit 13.1 hereto, are incorporated by reference into Part II.

Portions of the definitive Proxy Statement dated October 25, 1999, for the Annual Meeting of Stockholders to be held December 9, 1999, are incorporated by reference into Part III.

NOTE:

This amended Form 10-K is being filed to physically attach excerpts from the Annual Report to Stockholders as Exhibit 13.1. The Annual Report had previously been provided as EDGAR form type ARS and incorporated by reference. The information contained in Exhibit 13.1 is unchanged from the information contained in the Annual Report as previously provided.

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

3. The following exhibits are filed as a part of this report:

Exhibit no.	Description of Exhibit
3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.
3.2	Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.3 to the Form 10-K for the fiscal year ended August 29, 1998.
4.2	Registration Rights Agreement between AutoZone, Inc. and J. Dale Dawson and Judith S. Dawson dated May 1, 1998. Incorporated by reference to the Form 10-Q for the quarter ended May 9, 1998.
4.3	Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 17, 1998.
*10.1	Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 (No. 333-88243) dated October 1, 1999.
*10.2	Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 (No. 333-88241) dated October 1, 1999.
*10.3	Amended and Restated Stock Option Plan, as amended on February 26, 1991. Incorporated by reference to Exhibit 10.4 to the Form S-1 (No. 33-39197) filed April 1, 1991.
*10.4	Amendment No. 1 dated December 18, 1992, to the Amended and Restated Stock Option Plan. Incorporated by reference to Exhibit 10.5 to the Form 10-K for the fiscal year ended August 28, 1993.
*10.5	Second Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Appendix B to the definitive Proxy Statement as filed with the Securities and Exchange Commission on November 2, 1998.
*10.6	Employment and Non-Compete Agreement between John C. Adams, Jr., and AutoZone, Inc., dated June 11, 1997. Incorporated by reference to the Form 10-K for the fiscal year ended August 29, 1997.
*10.7	Employment and Non-Compete Agreement between Timothy D. Vargo, and AutoZone, Inc., dated June 11, 1997. Incorporated by reference to the Form 10-K for the fiscal year ended August 29, 1997.
*10.8	Employment and Non-Compete Agreement between Robert J. Hunt, and AutoZone, Inc., dated June 11, 1997. Incorporated by reference to the Form 10-K for the fiscal year ended August 29, 1997.
*10.9	Employment and Non-Compete Agreement between Stephen W. Valentine, and AutoZone, Inc., dated July 7,1997. Incorporated by reference to the Form 10-K for the fiscal year ended August 29, 1997.
*10.10	Employment and Non-Compete Agreement between Harry L. Goldsmith, and AutoZone, Inc., dated June 11, 1997. Incorporated by reference to the Form 10-K for the fiscal year ended August 29, 1997.
*10.11	Executive Incentive Compensation Plan. Incorporated by reference to Exhibit A to the definitive Proxy Statement dated November 14, 1994.
10.12	Amended and Restated Agreement between J.R. Hyde, III, and AutoZone, Inc., dated October 23, 1997. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1997.
10.13	Credit Agreement among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent, dated December 20, 1996. Incorporated by reference to Exhibit 10.1 to the Form 10-Q/A for the quarter ended February 15, 1997.
10.14	Amendment No. 1, dated February 10, 1998, to Credit Agreement among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent, dated December 20, 1996. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended February 14, 1998.
10.15	Amendment No. 2 to Credit Agreement among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent, dated December 20, 1996. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended November 21, 1998.
10.16	Credit Agreement, dated November 13, 1998, between AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, and NationsBank, N.A., as Agent. Incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended November 21, 1998.
10.17	Amendment No. 1, dated July 16, 1999, to Credit Agreement dated November 13, 1998, between AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, and NationsBank, N.A., as Agent.**
13.1	Excerpts from the Annual Report to Stockholders for the fiscal year ended August 28, 1999.
21.1	Subsidiaries of the Registrant.**
23.1	Consent of Ernst & Young LLP.
27.1	Financial Data Schedule (SEC Use Only).**
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
(2) Purchase accounting adjustments related to the acquisition of Chief Auto Parts Inc.
(3) Amount includes items classified in other accrued expenses and other long-term liabilities.

EXHIBIT INDEX

Exhibit no.	Description of Exhibit
3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.
3.2	Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.3 to the Form 10-K for the fiscal year ended August 29, 1998.
4.2	Registration Rights Agreement between AutoZone, Inc. and J. Dale Dawson and Judith S. Dawson dated May 1, 1998. Incorporated by reference to the Form 10-Q for the quarter ended May 9, 1998.
4.3	Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 17, 1998.
*10.1	Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 (No. 333-88243) dated October 1, 1999.
*10.2	Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 (No. 333-88241) dated October 1, 1999.
*10.3	Amended and Restated Stock Option Plan, as amended on February 26, 1991. Incorporated by reference to Exhibit 10.4 to the Form S-1 (No. 33-39197) filed April 1, 1991.
*10.4	Amendment No. 1 dated December 18, 1992, to the Amended and Restated Stock Option Plan. Incorporated by reference to Exhibit 10.5 to the Form 10-K for the fiscal year ended August 28, 1993.
*10.5	Second Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Appendix B to the definitive Proxy Statement as filed with the Securities and Exchange Commission on November 2, 1998.
*10.6	Employment and Non-Compete Agreement between John C. Adams, Jr., and AutoZone, Inc., dated June 11, 1997. Incorporated by reference to the Form 10-K for the fiscal year ended August 29, 1997.
*10.7	Employment and Non-Compete Agreement between Timothy D. Vargo, and AutoZone, Inc., dated June 11, 1997. Incorporated by reference to the Form 10-K for the fiscal year ended August 29, 1997.
*10.8	Employment and Non-Compete Agreement between Robert J. Hunt, and AutoZone, Inc., dated June 11, 1997. Incorporated by reference to the Form 10-K for the fiscal year ended August 29, 1997.
*10.9	Employment and Non-Compete Agreement between Stephen W. Valentine, and AutoZone, Inc., dated July 7,1997. Incorporated by reference to the Form 10-K for the fiscal year ended August 29, 1997.
*10.10	Employment and Non-Compete Agreement between Harry L. Goldsmith, and AutoZone, Inc., dated June 11, 1997. Incorporated by reference to the Form 10-K for the fiscal year ended August 29, 1997.
*10.11	Executive Incentive Compensation Plan. Incorporated by reference to Exhibit A to the definitive Proxy Statement dated November 14, 1994.
10.12	Amended and Restated Agreement between J.R. Hyde, III, and AutoZone, Inc., dated October 23, 1997. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1997.
10.13	Credit Agreement among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent, dated December 20, 1996. Incorporated by reference to Exhibit 10.1 to the Form 10-Q/A for the quarter ended February 15, 1997.**
10.14	Amendment No. 1, dated February 10, 1998, to Credit Agreement among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent, dated December 20, 1996. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended February 14, 1998.
10.15	Amendment No. 2 to Credit Agreement among AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, NationsBank, N.A., as Agent, and SunTrust Bank, Nashville, N.A. as Co-Agent, dated December 20, 1996. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended November 21, 1998.**
10.16	Credit Agreement, dated November 13, 1998, between AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, and NationsBank, N.A., as Agent. Incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended November 21, 1998.
10.17	Amendment No. 1, dated July 16, 1999, to Credit Agreement dated November 13, 1998, between AutoZone, Inc., as Borrower, the several lenders from time to time party thereto, and NationsBank, N.A., as Agent.**
13.1	Excerpts from the Annual Report to Stockholders for the fiscal year ended August 28, 1999.
21.1	Subsidiaries of the Registrant.**
23.1	Consent of Ernst & Young LLP.
27.1	Financial Data Schedule (SEC Use Only).**

__________________
*Management contract or compensatory plan or arrangement.
**Previously filed.