Form 10-K/A
period 2000-08-26
AUTOZONE INC
filed 2002-03-04
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

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

Documents Incorporated By Reference

Portions of the Annual Report to Stockholders for the year ended August 26, 2000, filed as Exhibit 13.1 hereto, are incorporated by reference into Part II.

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

       In addition to the amounts disclosed in Note E of the Financial Statements attached hereto in Exhibit 13.1, on October 17, 2000, the Board of Directors of the Company approved an additional $100 million in stock repurchases in the open market.

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

3. The following exhibits are filed as a part of this report:

Exhibit no.	Description of Exhibit
3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.
3.2	Second Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.3 to the Form 8-K dated March 21, 2000
4.1	Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 17, 1998.
4.2	Rights Agreement, dated as of March 21, 2000, between AutoZone, Inc., and First Chicago Trust Company of New York. Incorporated by reference to Exhibit to the Form 8-K dated March 21, 2000.
4.3	First Amendment to Rights Agreement dated as of October 10, 2000, by and between AutoZone, Inc. and First Chicago Trust Company of New York. Incorporated by reference to the Form 8-K dated October 10, 2000.
4.4	Letter Agreement dated October 10, 2000 between AutoZone, Inc., and ESL Investments, Inc., dated October 10, 2000. Incorporated by reference to Exhibit 10.2 to Form 8-K dated October 10, 2000.
4.5	Second Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to the Form 10-Q for the quarter ended November 20, 1999.
*10.1	Second Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 (No. 333-88243) dated October 1, 1999.
*10.2	Second Amended and Restated 1998 Director Compensation Plan.**
*10.3	Amended and Restated Stock Option Plan, as amended on February 26, 1991. Incorporated by reference to Exhibit 10.4 to the Form S-1 (No. 33-39197) filed April 1, 1991.
*10.4	Amendment No. 1 dated December 18, 1992, to the Amended and Restated Stock Option Plan. Incorporated by reference to Exhibit 10.5 to the Form 10-K for the fiscal year ended August 28, 1993.
*10.5	Second Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Appendix B to the definitive Proxy Statement as filed with the Securities and Exchange Commission on November 2, 1998.
*10.6	Amended and Restated Agreement between J.R. Hyde, III, and AutoZone, Inc., dated October 23, 1997. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1997.
10.7	364-Day Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as borrower, and the several lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended May 6, 2000.
10.8	Five-Year Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, Bank of American, N.A., as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 6, 2000.
*10.9	AutoZone, Inc. 2000 Executive Incentive Compensation Plan. Incorporated by reference to Exhibit A to the definitive Proxy Statement for the annual meeting of stockholders held December 9, 1999. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended February 12, 2000.
*10.10	AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended February 12, 2000.
*10.11	Form of Demand Promissory Note granted by certain executive officers in favor of AutoZone, Inc.**
*10.12	Form of Demand Promissory Note granted by certain executive officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended February 12, 2000.
*10.13	Form of Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1999.
*10.14	Form of Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 22, 1999.
*10.15	Form of Employment and Non-Compete Agreement between AutoZone, Inc., and various executive officers. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended November 22, 1999.
*10.16	Form of Employment and Non-compete Agreement between AutoZone, Inc., and Anthony Dean Rose, Jr. Incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended November 22, 1999.
*10.17	AutoZone Management Stock Ownership Plan. Incorporated by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended November 22, 1999.
*10.18	Form of Demand Promissory Note granted by certain officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarter ended November 22, 1999.
13.1	Excerpts from the Annual Report to Stockholders for the fiscal year ended August 26, 2000.
21.1	Subsidiaries of the Registrant.**
23.1	Consent of Ernst & Young LLP.
27.1	Financial Data Schedule (SEC Use Only).**
    ___________________________
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

(3) Amount includes items classified in other accrued expenses and other long-term liabilities.

EXHIBIT INDEX

The following exhibits are filed as a part of this report:
Exhibit No.	Description of Exhibit
3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.
3.2	Second Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.3 to the Form 8-K dated March 21, 2000
4.1	Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 17, 1998.
4.2	Rights Agreement, dated as of March 21, 2000, between AutoZone, Inc., and First Chicago Trust Company of New York. Incorporated by reference to Exhibit to the Form 8-K dated March 21, 2000.
4.3	First Amendment to Rights Agreement dated as of October 10, 2000, by and between AutoZone, Inc. and First Chicago Trust Company of New York. Incorporated by reference to the Form 8-K dated October 10, 2000.**
4.4	Letter Agreement dated October 10, 2000 between AutoZone, Inc., and ESL Investments, Inc., dated October 10, 2000. Incorporated by reference to Exhibit 10.2 to Form 8-K dated October 10, 2000.
4.5	Second Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to the Form 10-Q for the quarter ended November 20, 1999.
*10.1	Second Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 (No. 333-88243) dated October 1, 1999.
*10.2	Second Amended and Restated 1998 Director Compensation Plan.**
*10.3	Amended and Restated Stock Option Plan, as amended on February 26, 1991. Incorporated by reference to Exhibit 10.4 to the Form S-1 (No. 33-39197) filed April 1, 1991.**
*10.4	Amendment No. 1 dated December 18, 1992, to the Amended and Restated Stock Option Plan. Incorporated by reference to Exhibit 10.5 to the Form 10-K for the fiscal year ended August 28, 1993.
*10.5	Second Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Appendix B to the definitive Proxy Statement as filed with the Securities and Exchange Commission on November 2, 1998.
*10.6	Amended and Restated Agreement between J.R. Hyde, III, and AutoZone, Inc., dated October 23, 1997. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1997.
10.7	364-Day Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as borrower, and the several lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended May 6, 2000.
10.8	Five-Year Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, Bank of American, N.A., as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 6, 2000.**
*10.9	AutoZone, Inc. 2000 Executive Incentive Compensation Plan. Incorporated by reference to Exhibit A to the definitive Proxy Statement for the annual meeting of stockholders held December 9, 1999. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended February 12, 2000.
*10.10	AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended February 12, 2000.
*10.11	Form of Demand Promissory Note granted by certain executive officers in favor of AutoZone, Inc.**
*10.12	Form of Demand Promissory Note granted by certain executive officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended February 12, 2000.
*10.13	Form of Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1999.
*10.14	Form of Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 22, 1999.
*10.15	Form of Employment and Non-Compete Agreement between AutoZone, Inc., and various executive officers. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended November 22, 1999.
*10.16	Form of Employment and Non-compete Agreement between AutoZone, Inc., and Anthony Dean Rose, Jr. Incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended November 22, 1999.
*10.17	AutoZone Management Stock Ownership Plan. Incorporated by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended November 22, 1999.
*10.18	Form of Demand Promissory Note granted by certain officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarter ended November 22, 1999.
13.1	Excerpts from the Annual Report to Stockholders for the fiscal year ended August 26, 2000.
21.1	Subsidiaries of the Registrant.**
23.1	Consent of Ernst & Young LLP.
27.1	Financial Data Schedule (SEC Use Only).**
_______________
        *Management contract or compensatory plan or arrangement.
        **Previously filed.