Form 10-K/A
period 2001-08-25
AUTOZONE INC
filed 2002-03-04
CIK 866787

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

Portions of the Annual Report to Stockholders for the year ended August 25, 2001, filed as Exhibit 13.1 hereto, are incorporated by reference into Part II.

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

        3. The following exhibits are filed as a part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.
3.2	Second Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.3 to the Form 8-K dated March 21, 2000.
4.1	Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 17, 1998.
4.2	Letter Agreement dated October 10, 2000 between AutoZone, Inc., and ESL Investments, Inc., dated October 10, 2000. Incorporated by reference to Exhibit 10.2 to Form 8-K dated October 10, 2000.
4.3	Second Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to the Form 10-Q for the quarter ended November 20, 1999.
*10.1	Second Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 (No. 333-88243) dated October 1, 1999.
*10.2	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended August 26, 2000.
*10.3	Second Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Appendix B to the definitive Proxy Statement as filed with the Securities and Exchange Commission on November 2, 1998.
10.4	Amended and Restated Agreement between J.R. Hyde, III, and AutoZone, Inc., dated October 23, 1997. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1997.
*10.5	AutoZone, Inc. 2000 Executive Incentive Compensation Plan. Incorporated by reference to Exhibit A to the definitive Proxy Statement for the annual meeting of stockholders held December 9, 1999.
*10.6	AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended February 12, 2000.
*10.7	Form of Demand Promissory Note granted by certain executive officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 26, 2000.
*10.8	Form of Demand Promissory Note granted by certain executive officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended February 12, 2000.
*10.9	Form of Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1999.
*10.10	Form of Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 22, 1999.
*10.11	Form of Employment and Non-Compete Agreement between AutoZone, Inc., and various executive officers. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended November 22, 1999.
*10.12	Form of Demand Promissory Note granted by certain officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarter ended November 22, 1999.
*10.13	Employment and Non-Compete Agreement between Steve Odland and AutoZone, Inc., dated January 29, 2001. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended February 10, 2001.
*10.14	Agreement between Timothy D. Vargo and AutoZone, Inc., dated May 23, 2001.**
*10.15	Agreement between Robert J. Hunt and AutoZone, Inc., dated May 23, 2001.**
*10.16	Offer letter to Daisy Vanderlinde dated February 5, 2001, as amended. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended February 10, 2001.
*10.17	Offer letter to Lisa Kranc dated June 18, 2001.**
10.18	Credit Agreement dated as of May 22, 2001, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Fleet National Bank, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent.**
10.19	Five-Year Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Bank of America, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 6, 2000.
10.20	Amendment No. 1 dated May 23, 2001, to Five-Year Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Bank of America, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent.**
13.1	Excerpts from the Annual Report to Stockholders for the fiscal year ended August 25, 2001.
21.1	Subsidiaries of the Registrant.**
23.1	Consent of Ernst & Young LLP.
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

                                                AUTOZONE, INC.

                                                By: /s/ Harry L. Goldsmith
                                                     Harry L. Goldsmith
                                                     Senior Vice President & Secretary

Dated: March 4, 2001

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
AUTOZONE, INC.
(In thousands)

COL. A	COL. B	COL. C			COL. D		COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Accounts -- Describe		Deductions -- Describe		Balance at End of Period

YEAR ENDED AUGUST 28, 1999:
Reserves and allowances:
Reserve for accrued sales and warranty returns	$20,786	$90,310	$3,473	(2)	$81,619	(1)	$32,950
Other reserves	14,296						94,640	(3)

YEAR ENDED AUGUST 26, 2000:
Reserves and allowances:
Reserves for accrued sales and warranty returns	32,950	100,381			83,317	(1)	50,014
Other reserves	94,640						57,585	(3)

YEAR ENDED AUGUST 25, 2001:
Reserves and allowances:
Reserves for accrued sales and warranty returns	50,014	101,318			87,865	(1)	63,467
Other reserves	57,585						98,689	(3)

(1)	Cost of product for warranty replacements, net of salvage and amounts collected from customers.
(2)	Purchase accounting adjustments related to acquisition of Chief Auto Parts Inc.
(3)	Amount includes items classified in other accrued expenses and other long-term liabilities.

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.
3.2	Second Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.3 to the Form 8-K dated March 21, 2000.
4.1	Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 17, 1998.
4.2	Letter Agreement dated October 10, 2000 between AutoZone, Inc., and ESL Investments, Inc., dated October 10, 2000. Incorporated by reference to Exhibit 10.2 to Form 8-K dated October 10, 2000.
4.3	Second Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to the Form 10-Q for the quarter ended November 20, 1999.
*10.1	Second Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 (No. 333-88243) dated October 1, 1999.
*10.2	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended August 26, 2000.
*10.3	Second Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Appendix B to the definitive Proxy Statement as filed with the Securities and Exchange Commission on November 2, 1998.
10.4	Amended and Restated Agreement between J.R. Hyde, III, and AutoZone, Inc., dated October 23, 1997. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1997.
*10.5	AutoZone, Inc. 2000 Executive Incentive Compensation Plan. Incorporated by reference to Exhibit A to the definitive Proxy Statement for the annual meeting of stockholders held December 9, 1999.
*10.6	AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended February 12, 2000.
*10.7	Form of Demand Promissory Note granted by certain executive officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 26, 2000.
*10.8	Form of Demand Promissory Note granted by certain executive officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended February 12, 2000.
*10.9	Form of Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1999.
*10.10	Form of Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 22, 1999.
*10.11	Form of Employment and Non-Compete Agreement between AutoZone, Inc., and various executive officers. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended November 22, 1999.
*10.12	Form of Demand Promissory Note granted by certain officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarter ended November 22, 1999.
*10.13	Employment and Non-Compete Agreement between Steve Odland and AutoZone, Inc., dated January 29, 2001. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended February 10, 2001.
*10.14	Agreement between Timothy D. Vargo and AutoZone, Inc., dated May 23, 2001.**
*10.15	Agreement between Robert J. Hunt and AutoZone, Inc., dated May 23, 2001.**
*10.16	Offer letter to Daisy Vanderlinde dated February 5, 2001, as amended. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended February 10, 2001.
*10.17	Offer letter to Lisa Kranc dated June 18, 2001.**
10.18	Credit Agreement dated as of May 22, 2001, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Fleet National Bank, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent.**
10.19	Five-Year Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Bank of America, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 6, 2000.
10.20	Amendment No. 1 dated May 23, 2001, to Five-Year Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Bank of America, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent.**
13.1	Excerpts from the Annual Report to Stockholders for the fiscal year ended August 25, 2001.
21.1	Subsidiaries of the Registrant.**
23.1	Consent of Ernst & Young LLP.
_________________
*Management contract or compensatory plan or arrangement.
** Previously filed.