Form 10-Q
period 2002-02-09
AUTOZONE INC
filed 2002-03-26
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
            For the quarterly period ended February 9, 2002, or

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

Common Stock, $.01 Par Value - 105,452,138 shares as of March 14, 2002.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	Feb. 9, 2002	Aug. 25, 2001
ASSETS
Current assets:
Cash and cash equivalents	$ 7,228	$ 7,286
Accounts receivable	17,959	19,135
Merchandise inventories	1,273,420	1,242,896
Prepaid expenses	15,107	18,426
Deferred income taxes	36,298	40,768
Total current assets	1,350,012	1,328,511

Property and equipment:
Property and equipment	2,392,543	2,372,311
Less accumulated depreciation and amortization	710,208	661,868
	1,682,335	1,710,443
Other assets:
Cost in excess of net assets acquired	305,390	305,390
Deferred income taxes	79,851	80,593
Other assets	3,860	7,575
	389,101	393,558
	$3,421,448	$3,432,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 838,092	$ 945,666
Accrued expenses	300,782	292,153
Income taxes payable	67,707	28,835
Total current liabilities	1,206,581	1,266,654

Long-term debt	1,251,942	1,225,402
Other liabilities	71,325	74,243
Stockholders' equity	891,600	866,213
	$3,421,448	$3,432,512

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	Feb. 9, 2002	Feb. 10, 2001	Feb. 9, 2002	Feb. 10, 2001

Net sales	$1,081,311	$973,999	$2,257,363	$2,037,565
Cost of sales, including warehouse
and delivery expenses	606,411	576,666	1,266,327	1,194,667
Operating, selling, general and
administrative expenses	353,751	320,053	714,383	654,850
Operating profit	121,149	77,280	276,653	188,048
Interest expense - net	18,278	25,544	37,705	48,524
Income before income taxes	102,871	51,736	238,948	139,524
Income taxes	39,100	20,000	91,100	54,000
Net income	$ 63,771	$ 31,736	$ 147,848	$ 85,524

Weighted average shares
for basic earnings per share	106,846	113,908	107,415	115,312
Effect of dilutive stock equivalents	2,951	588	2,786	461
Adjusted weighted average shares
for diluted earnings per share	109,797	114,496	110,201	115,773

Basic earnings per share	$ 0.60	$ 0.28	$ 1.38	$ 0.74

Diluted earnings per share	$ 0.58	$ 0.28	$ 1.34	$ 0.74

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Twenty-four Weeks Ended
	Feb. 9, 2002	Feb. 10, 2001

Cash flows from operating activities:
Net income	$ 147,848	$ 85,524
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	56,093	61,243
Net increase in merchandise inventories	(65,986)	(50,183)
Net decrease in current liabilities	(24,918)	(97,381)
Income tax benefit from exercise of options	17,963	1,133
Other - net	(10,805)	(6,516)
Net cash provided by (used in) operating activities	120,195	(6,180)

Cash flows from investing activities:
Purchases of property and equipment	(40,622)	(93,071)
Proceeds from sale of business	25,723
Proceeds from sale of property and equipment	4,234	41,740
Increase in other assets		(13,980)
Notes receivable from officers	750	(263)
Net cash used in investing activities	(9,915)	(65,574)

Cash flows from financing activities:
Net proceeds from debt	26,540	270,108
Purchase of treasury stock	(169,211)	(204,712)
Net proceeds from sale of common stock	30,069	4,549
Other	2,293	1,950
Net cash provided by (used in) financing activities	(110,309)	71,895
Net change in cash and cash equivalents	(29)	141
Cash and cash equivalents at beginning of period	7,257	6,969
Cash and cash equivalents at end of period	$ 7,228	$ 7,110

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A-Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the fiscal 2002 presentation. Operating results for the twenty-four weeks ended February 9, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2002. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended August 25, 2001.

Note B-Restructuring and Impairment Charges

        The Company recorded restructuring and impairment charges of $156.8 million ($95.8 million, net of taxes) in fiscal 2001. These charges were a result of a review of the Company's assets in connection with a strategic planning process that established a 15% after-tax return threshold for all investments. The largest part of the charge, $56.1 million, related to stores, including the planned closure of 51 domestic auto parts stores and the disposal of real estate projects in process and excess properties. The Company did not close any stores during the quarter ended February 9, 2002; year-to-date the Company has closed 35 auto parts stores. The Company continues to market for sale all excess properties. Another portion of the charge, $32.0 million, related to other asset writedowns and the accrual of lease obligations associated with the closure of a supply depot and for the ALLDATA office building that will not be occupied. The Company is continuing to pursue the sale of or sublease opportunities for these leased facilities. The Company also reserved $29.9 million for inventory rationalization, including a provision for inventory losses in closing stores. Substantially all of the scheduled recalls and disposals of inventory had taken place by the end of the quarter. The Company also recorded asset writedowns and contractual obligations aggregating $29.9 million related to the planned sale of TruckPro. In December 2001, TruckPro was sold to a group of investors for cash proceeds of $25.7 million and a promissory note. The Company has deferred a preliminary gain of $4.5 million related to the sale due to uncertainties associated with the realization of the gain. The transaction is still subject to a final working capital adjustment that will occur during the third quarter based on the closing balance sheet. Refer to Note J for further information. The remainder of the charge, $9.6 million, related to contractual obligations, severance and other charges.

The following table presents a summary of the activity in accrued obligations for the restructuring charges, in thousands:

	Lease Obligations	Contract Settlements/ Terminations	Severance & Other	Total

Beginning balance	$29,576	$ 6,713	$ 2,715	$39,004
Cash outlays	306	3,792	1,876	5,974
Balance at November 17, 2001	29,270	2,921	839	33,030
Cash outlays	116	1,333	477	1,926
Balance at February 9, 2002	$29,154	$1,588	$ 362	$31,104

Note C-Amortization of Goodwill

        On August 26, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill amortization ceases upon adoption of the new standard. Had the application of the non-amortization provisions of SFAS 142 not been adopted, net income would have been reduced by $1.3 million ($0.01 per share) in the quarter ended February 9, 2002, and by $2.5 million ($0.02 per share) for the twenty-four weeks ended February 9, 2002.  The new rules also require an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. During the quarter ended February 9, 2002, the Company performed the first of the required impairment tests of goodwill. No impairment loss resulted from the initial goodwill impairment test. The pro forma effects of the adoption of SFAS 142 on the results of operations for periods prior to fiscal year 2002 are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	Feb. 9, 2002	Feb. 10, 2001	Feb. 9, 2002	Feb. 10, 2001

Reported net earnings	$63,771	$31,736	$147,848	$85,524
Add: Goodwill amortization, net of tax	--------	1,241	-----------	2,473
Adjusted net income	$63,771	$32,977	$147,848	$87,997

Basic earnings per share:
Reported net earnings	$ 0.60	$ 0.28	$ 1.38	$ 0.74
Goodwill amortization, net of tax	--------	$ 0.01	-----------	$ 0.02
Adjusted net income	$ 0.60	$ 0.29	$ 1.38	$ 0.76

Diluted earnings per share:
Reported net earnings	$ 0.58	$ 0.28	$ 1.34	$ 0.74
Goodwill amortization, net of tax	--------	$ 0.01	------------	$ 0.02
Adjusted net income	$ 0.58	$ 0.29	$ 1.34	$ 0.76

Note D-Recent Accounting Pronouncements

        In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains many of its fundamental provisions. Additionally, SFAS 144 expands the scope of discontinued operations to include more disposal transactions. The provisions of SFAS 144 are effective for the Company's 2003 fiscal year. The Company does not expect the adoption of SFAS 144 to have a significant financial impact on its Consolidated Financial Statements.

Note E-Inventories

        Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs.

Note F-Financing Arrangements

        The Company's long-term debt as of February 9, 2002, and August 25, 2001, consisted of the following (in thousands):

	Feb. 9, 2002	Aug. 25, 2001

6% Notes due November 2003	$ 150,000	$150,000
6.5% Debentures due July 2008	190,000	190,000
7.99% Notes due April 2006	150,000	150,000
Bank term loan due December 2003,
interest rate of 3.15% at February 9, 2002, and 4.95% at August 25, 2001	115,000	115,000
Bank term loan due May 2003,
interest rate of 3.25% at February 9, 2002, and 4.69% at August 25, 2001	200,000	200,000
Commercial paper,
weighted average rate of 2.61% at February 9, 2002, and 3.93% at August 25, 2001	414,600	385,447
Unsecured bank loans	14,000	15,000
Other	18,342	19,955
	$1,251,942	$1,225,402

        The Company maintains $1.05 billion of revolving credit facilities with a group of banks. Of the $1.05 billion, $400 million expires in May 2002. The remaining $650 million expires in May 2005. The 364-day facility expiring in May 2002 includes a renewal feature as well as an option to extend the maturity date of the then-outstanding debt by one year. The credit facilities exist largely to support commercial paper borrowings and other short-term unsecured bank loans. Outstanding commercial paper and short-term unsecured bank loans at February 9, 2002, of $428.6 million are classified as long-term as the Company has the ability and intention to refinance them on a long-term basis. The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending banks' base rate (as defined in the agreement) or a competitive bid rate at the option of the Company. The Company has agreed to observe certain covenants under the terms of its credit agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage.

Note G-Stockholders' Equity

        The Company presents basic and diluted earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic EPS is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options.

        Subsequent to quarter-end, in March 2002, the Company announced Board approval to repurchase up to $300 million of common stock in the open market. This is in addition to the $1.7 billion previously authorized as of February 9, 2002. From January 1998 to February 9, 2002, approximately $1.52 billion of common stock has been repurchased under the plan. At times, the Company utilizes equity instrument contracts to facilitate its repurchase of common stock. At February 9, 2002, the Company held equity instrument contracts that relate to the purchase of approximately 2.5 million shares of common stock at an average cost of $46 per share. Subsequent to the end of the quarter the Company purchased 1.1 million shares in settlement of certain equity instrument contracts outstanding at February 9, 2002, at an average cost of $45 per share, and as of March 20, 2002, had purchased 2.1 million shares in the open market at an average cost of $67 per share.

Note H-Comprehensive Income

        Comprehensive income includes foreign currency translation adjustments and changes in the fair value of certain derivative financial instruments that qualify for hedge accounting. Comprehensive income for all periods presented is as follows:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	Feb. 9, 2002	Feb. 10, 2001	Feb. 9, 2002	Feb. 10, 2001

Reported net earnings	$63,771	$31,736	$147,848	$85,524
Foreign currency translation adjustment	608	(230)	524	(228)
Unrealized loss on interest rate swap contracts	___(120)	(3,408)	(2,825)	(1,787)
Comprehensive income	$64,259	$28,098	$145,547	$83,509

Note I-Contingencies

        AutoZone, Inc., is a defendant in a lawsuit entitled "Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc., Wal-mart Stores, Inc., Advance Stores Company, Inc., CSK Auto, Inc., Discount Auto Parts, Inc., The Pep Boys - Manny, Moe and Jack, O'Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.," filed in the U.S. District Court for the Eastern District of New York in February 2000. The case was filed by over 100 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers. The plaintiffs claim in the Complaint that the defendants have knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers' profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. The plaintiffs, in an amended Complaint, stated that they seek substantially more than $1 billion in damages (including statutory trebling) and a permanent injunction prohibiting defendants from committing further violations of the Robinson-Patman Act and from opening any further stores to compete with plaintiffs as long as defendants continue to violate the Act. AutoZone, Inc., answered the complaint on February 15, 2002, denying the plaintiff's allegations. The parties will now enter into a period of discovery related to the merits of the case. The Company will vigorously defend against this case, and believes the suit to be without merit and that the Company will ultimately prevail. The Company currently believes that this matter will not likely result in liabilities material to the Company's financial condition or results of operations.

        The Company currently, and from time to time, is involved in various other legal proceedings incidental to the conduct of its business. Although the amount of liability that may result from these proceedings cannot be ascertained, the Company does not currently believe that, in the aggregate, these other matters will result in liabilities material to the Company's financial condition or results of operations.

Note J-Sale of TruckPro Business

        In December 2001, the Company's heavy-duty truck parts business was sold to a group of investors in exchange for cash and a six-year note. The Company has deferred a preliminary gain of $4.5 million related to the sale due to uncertainties associated with the realization of the gain. The transaction is still subject to a final working capital adjustment based on the closing balance sheet that will occur during the third quarter. The Company has agreed to assist the purchaser of the business by providing certain corporate services that had been provided by the Company prior to the sale for a period of six months at the Company's incremental cost of providing the services. In addition, we have subleased some of the TruckPro store properties to the purchaser of the TruckPro business for an initial term of not less than twenty years.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Product Warranties
        We provide our customers limited warranties on certain products that may range from 30 days to lifetime warranties. We provide for a reserve for warranty obligations at the time of a product's sale based on that product's historical return rate. Our product vendors pay a portion of our warranty expense. However, at times the vendors may not cover all of such portion of the expense. If we materially underestimate our warranty expense on products that are not warranted to us by our vendors, we may experience a material adverse impact on our reported financial position and results of operations. If we overestimate our warranty expense, we will recognize any excess in income at the time the excess is determined.

LIFO Inventory Method
        Our inventories are stated at the lower of cost or market using the last-in, first out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs.

Litigation and Other Contingent Liabilities
        We have received claims related to and been notified that we are a defendant in a number of legal proceedings resulting from our business, such as employment matters, product liability, general liability related to our store premises and alleged violation of the Robinson-Patman Act (as specifically described in Note I to the Financial Statements). We accrue reserves using our best estimate of our probable and reasonably estimable contingent liabilities, such as lawsuits and our retained liability for insured claims. We do not believe that any of these contingent liabilities, individually or in the aggregate, will have a material adverse effect upon our consolidated financial position or results of operations. However, if our estimates related to these contingent liabilities are incorrect, the future results of operations for any particular fiscal quarter or year could be materially adversely affected. Some of our litigation is being conducted before juries in states where past jury awards have been significant, and we are unable to predict the results of any jury verdict. If we overestimate our contingent liabilities, we will recognize any excess in income at the time the excess is determined.

Restructuring and Impairment Charges
        In the third and fourth quarters of fiscal 2001, we incurred pre-tax restructuring and impairment charges of $156.8 million as more fully described in Note B to the financial statements. A substantial portion of the charges related to the closure of 51 domestic auto parts stores and the writedown of various real estate projects in process and excess properties. The accrual for net lease obligations related to leased properties included estimates and assumptions regarding the following: the probability that properties could be subleased and the amounts and timing of such subleases which were estimated on a property-by-property basis, the long-term borrowing rate used to discount the lease obligations to present value and estimates of future upkeep costs. The fair value of owned properties was determined using the following estimates and assumptions: the amount of assets in stores to be closed that can be redeployed to other stores was estimated to be 40% of the carrying value of fixtures and selling prices for properties were based on estimates received from brokers and recent sales prices of similar properties assuming sales in an orderly fashion over a twelve-month period. The fair value of the TruckPro business was determined based on the purchase price specified in preliminary offers received from third parties. The inventory rationalization charge included the following estimates and assumptions: all recalls should be completed by the end of the first quarter of fiscal 2002 (but in no case would exceed one year), no consideration would be received from the discontinued inventory and some sell-through of the inventory on-hand at year end 2001 may occur before the inventory is recalled/destroyed. If any of these estimates are higher than our actual proceeds or lower than actual costs incurred, we may incur additional charges that will be reflected in income from operations in the period the related disposal transactions occur. If our estimates were lower than the actual proceeds or higher than expenses incurred, then we will reflect any reversal of previously recorded reserves in income from operations in the period the related disposal transactions occur. In addition, the estimates are reviewed on a quarterly basis and any adjustments are made as deemed necessary based on the most recent information.

Twelve Weeks Ended February 9, 2002, Compared to
   Twelve Weeks Ended February 10, 2001

        Net sales for the twelve weeks ended February 9, 2002, increased by $107.3 million, or 11.0%, over net sales for the comparable period of fiscal 2001. Excluding TruckPro, net sales increased 13.4%. The sales increases are attributable to an increase in comparable store sales, or sales for domestic auto parts stores opened at least one year, of 12%, as well as an increase in the number of stores. Comparable store sales increased 2% for the twelve weeks ended February 10, 2001.

        At February 9, 2002, we had 3,037 domestic auto parts stores in operation, plus 23 in Mexico, compared with 2,972 domestic auto parts stores, 13 in Mexico and 49 TruckPro stores at February 10, 2001.

        Gross profit for the twelve weeks ended February 9, 2002, was $474.9 million, or 43.9% of net sales, compared with $397.3 million, or 40.8% of net sales, during the comparable period for fiscal 2001. Gross profit for the quarter ended November 17, 2001, was also 43.9% of net sales. The improvement in gross margin compared to the same period of the prior year is due primarily to inventory corrections recorded in the second quarter of the prior year related to business process changes. Additionally, gross profit in the current period reflects the additive impact of new merchandise selling at higher margins, lower product costs and lower warehouse and delivery costs.

        Operating, selling, general and administrative expenses for the twelve weeks ended February 9, 2002, increased by $33.7 million over such expenses for the comparable period for fiscal 2001, but decreased as a percentage of net sales from 32.9% to 32.7%. The expense ratio decreased due primarily to expense leverage from the increase in sales combined with operating savings from the restructuring in the fourth quarter of fiscal year 2001 related to controlling staffing, base salaries and technology spending. Additionally, the change in accounting for goodwill reduced operating expenses by approximately $2 million, or $0.01 per diluted share. However, the improvement in the expense ratio was almost entirely offset by additional expenses for bonuses, legal costs and insurance.

        Interest expense for the twelve weeks ended February 9, 2002, was $18.3 million compared with $25.5 million during the comparable period of fiscal 2001. The decrease in interest expense was primarily due to lower debt at the end of the quarter compared with the comparable period of last fiscal year and lower average interest rates on short-term borrowings.

        AutoZone's effective income tax rate was 38.0% of pre-tax income for the twelve weeks ended February 9, 2002, and 38.7% for the twelve weeks ended February 10, 2001. The decrease in tax rate is due to increased profitability in lower tax rate jurisdictions.

Twenty-four Weeks Ended February 9, 2002, Compared to
    Twenty-four Weeks Ended February 10, 2001

        Net sales for the twenty-four weeks ended February 9, 2002, increased by $219.8 million, or 10.8%, over net sales for the comparable period of fiscal 2001. Net sales include TruckPro sales of $47.6 million in the current period and $64.2 million in the same period of the prior year. The sales increases are attributable to an increase in comparable store sales, or sales for domestic auto parts stores opened at least one year, of 10%, as well as an increase in the number of stores. Comparable store sales were 2% for the same period of the prior year. Comparable store sales increased as a result of an increase in customer count and an increase in average dollars spent per customer over the amounts in the prior comparable period.

        Gross profit for the twenty-four weeks ended February 9, 2002, was $991.0 million, or 43.9% of net sales, compared with $842.9 million, or 41.4% of net sales, during the comparable period for fiscal 2001. The improvement in gross margin compared to the same period of the prior year is due primarily to improvement in margins for commodities, including oil, antifreeze and Freon, which were below their historical norms in the prior year, as well as to inventory corrections recorded in the second quarter of the prior year related to business process changes. Additionally, the improvement is also due to the introduction of new merchandise with higher margins, lower product costs and reduced inventory shrink expense and lower warehouse and delivery costs.

        Operating, selling, general and administrative expenses for the twenty-four weeks ended February 9, 2002, increased by $59.5 million over such expenses for the comparable period for fiscal 2001, but decreased as a percentage of net sales from 32.1% to 31.6%. The decrease in the expense ratio was due primarily to expense leverage from the increase in sales combined with operating savings from the restructuring in the fourth quarter of fiscal year 2001 related to controlling staffing, base salaries and technology spending. Additionally, the change in accounting for goodwill reduced operating expenses by approximately $4 million, or $0.02 per diluted share. The improvement in the expense ratio was partially offset by additional bonus, legal and insurance expenses incurred in the current year.

        Interest expense for the twenty-four weeks ended February 9, 2002, was $37.7 million compared with $48.5 million during the comparable period of fiscal 2001. The decrease in interest expense was primarily due to lower debt at the end of the quarter compared with the comparable period of last fiscal year and lower average interest rates on short-term borrowings.

        AutoZone's effective income tax rate was 38.1% of pre-tax income for the twenty-four weeks ended February 9, 2002, and 38.7% for the twenty-four weeks ended February 10, 2001. The decrease in tax rate is due to increased profitability in lower tax rate jurisdictions.

Liquidity and Capital Resources

        For the twenty-four weeks ended February 9, 2002, net cash of $120.2 million was provided by our operating activities versus $6.2 million used in operations for the comparable prior year period. The increase in cash flow from operating activities is due primarily to higher net income in the current period, combined with a larger decrease in current liabilities in the prior period and higher employee stock option exercises in the current period.

        Additionally, $9.9 million was used in investing activities compared with $65.6 million used in the comparable period of fiscal year 2001. The decrease in investing activities as compared to the comparable period of the prior year is primarily due to lower capital expenditures in the current period and the sale of the TruckPro business. Capital expenditures for the twenty-four weeks ended February 9, 2002, were $40.6 million compared to $93.1 million for the comparable period of fiscal 2001. Additionally, $13.3 million was added to the synthetic lease facility for the twenty-four weeks ended February 9, 2002. Capital expenditures in the comparable period of the prior year, net of a sale and leaseback transaction that occurred in the second quarter of the prior year, were $51.3 million. Year-to-date, we opened 53 net new domestic auto parts stores and 2 stores in Mexico, relocated 10 stores and closed 35 stores pursuant to the restructuring plan approved in the fourth quarter of fiscal year 2001. In the comparable period of the prior fiscal year, we opened 59 net new domestic auto parts stores, relocated eight stores and closed no stores. We expect to open approximately 100 new domestic auto parts store during the fiscal year.

        Financing activities for the twenty-four weeks ended February 9, 2002, used $110.3 million compared to cash provided of $71.9 million in the comparable period of the prior year. The current period reflects net proceeds from debt of $26.5 million offset by $169.2 million in stock repurchases, compared to $270.1 million in debt proceeds and $204.7 million in stock repurchases in the same period of the prior year. For the twenty-four weeks ended February 9, 2002, exercises of stock options provided $48.0 million, including $18.0 million in related tax benefits that are reflected in cash flows from operations. Options to purchase 2.5 million shares were exercisable at February 9, 2002, at a weighted average exercise price of $25.

        Depending on the timing and magnitude of our future investments (either in the form of leased or purchased properties or acquisitions), we anticipate that we will rely primarily on internally generated funds to support a majority of our capital expenditures, working capital requirements and stock repurchases. The balance will be funded through borrowings. We anticipate that we will be able to obtain such financing in view of our credit rating and favorable experiences in the debt market in the past.

        Subsequent to quarter-end, in March 2002, we announced Board approval to repurchase up to $300 million of common stock in the open market. This is in addition to the $1.7 billion previously authorized as of February 9, 2002. From January 1998 to February 9, 2002, approximately $1.52 billion of common stock has been repurchased under the plan. At February 9, 2002, we held equity forward agreements relating to the purchase of approximately 2.5 million shares of common stock at an average cost of $46 per share. Subsequent to the end of the quarter, we purchased 1.1 million shares in settlement of certain equity forward agreements outstanding at February 9, 2002, at an average cost of $45 per share, and as of March 20, 2002, had purchased 2.1 million shares in the open market at an average cost of $67 per share.

        At times, we utilize equity forward agreements to facilitate our repurchase of common stock to lock in current market prices for later purchase. AutoZone's obligations under the equity forward agreements are not reflected in our balance sheet. AutoZone, at its option, may settle the equity forward agreements in cash or in common stock.

        The following table shows AutoZone's obligations and commitments to make future payments under contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-Term Debt	$1,251,942	$428,600	$469,742	$163,600	$190,000

Synthetic Leases	28,891			28,891

Other Operating Leases	719,491	111,851	271,092	131,002	205,546

Construction Obligations	12,882	12,882

Total Contractual Cash Obligations	$2,013,206	$553,333	$740,834	$323,493	$395,546

The following table shows AutoZone's other commercial commitments (in thousands):

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years

Standby Letters of Credit	$ 26,427	$ 26,427	$	$	$

Surety Bonds	25,360	25,360

Share Repurchase Obligations	115,332	115,332

Total Commercial Commitments	$167,119	$167,119	$	$	$

        A substantial portion of the outstanding amount of standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover premium and deductible payments to our workers' compensation insurance carrier.

        AutoZone has a senior unsecured debt credit rating from Standard & Poor's of BBB+ and a commercial paper rating of A-2. Moody's Investors Service has assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. Both rating agencies have AutoZone listed as having a "negative outlook," primarily as a result of our use of debt to repurchase our common stock. If these credit ratings drop, AutoZone's interest expense will increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If the credit ratings on our commercial paper drop below current levels, we may have substantial difficulty continuing to utilize the commercial paper market and our interest expense will increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited, and obligations under our equity forward agreements may be accelerated, requiring us to settle the agreements prior to our planned settlement date. We intend to maintain a financial structure that will enable AutoZone's debt to remain investment grade.

        We maintain $1.05 billion of revolving credit facilities with a group of banks. Of the $1.05 billion, $400 million expires in May 2002. The remaining $650 million expires in May 2005. The 364-day facility expiring in May 2002 includes a renewal feature as well as an option to extend the maturity date of the then-outstanding debt by one year. We anticipate either obtaining a renewal of the bank facility that expires in May 2002 or a similar new facility. In addition, we may also finance certain of our debt in long-term instruments in private placements or public issuances.

        The bank credit facilities exist largely to support commercial paper borrowings and other short-term unsecured bank loans. Outstanding commercial paper and short-term unsecured bank loans at February 9, 2002, of $428.6 million are classified as long-term as we have the ability under the long-term credit facilities and intention to refinance them on a long-term basis. The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending banks' base rate (as defined in the agreement) or a competitive bid rate at our option. We have agreed to observe certain covenants under the terms of our credit agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage. We are currently in compliance with all applicable covenants.

        All of the repayment obligations under our bank lines of credit may be accelerated and come due prior to the scheduled payment date if AutoZone has a change in control (as defined in the agreements) of AutoZone or its Board of Directors, or if we are in breach of covenants related to total indebtedness and minimum fixed charge coverage. We anticipate remaining in compliance with these covenants.

        In conjunction with our commercial sales program, we offer credit to some of our commercial customers. The receivables related to the credit program are sold to a third party at a discount for cash with limited recourse. AutoZone has established a reserve for this recourse. At February 9, 2002, the sold receivables had an outstanding balance of $22.9 million and the balance of the recourse reserve was $1.7 million.

        AutoZone has a synthetic lease facility of $30 million in total. Currently we have $28.9 million in synthetic lease obligations outstanding, consisting of some of our domestic auto parts stores and the unoccupied ALLDATA office building. The synthetic leases qualify as operating leases for accounting purposes and are not reflected as an asset or a liability on our balance sheet. The lease payments on the stores are reflected in the income statement and we depreciate the underlying assets for tax purposes. The ALLDATA office building has not been occupied and has been offered for sale or sublease. The estimated loss on the disposition of the building has been reserved.

        We have subleased some of our leased real property to other entities, including the purchaser of our former TruckPro business. If the purchaser of the TruckPro business were unable to meet its obligations under the subleases, we might incur material liabilities in connection with the recovery and subsequent releasing of the properties.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

        AutoZone is exposed to market risk from changes in foreign exchange and interest rates. To minimize interest rate risks, we periodically use various financial instruments. All hedging transactions are authorized and executed pursuant to policies and procedures established by our Board of Directors. We do not buy or sell financial instruments for trading purposes.

        We adopted Statements of Financial Accounting Standards Nos. 133, 137 and 138 (collectively "SFAS 133") pertaining to the accounting for derivatives and hedging activities at the beginning of fiscal 2001.  SFAS 133 requires us to recognize all derivative instruments in the balance sheet at fair value. The adoption of SFAS 133 impacts the accounting for our interest rate hedging program. AutoZone reduces its exposure to increases in interest rates by entering into interest rate swap contracts. All of our interest rate swaps are designated as cash flow hedges. At February 9, 2002, and August 25, 2001, we held interest rate swap contracts related to $190 million of variable-rate debt. Of the $190 million, $50 million matures in fiscal 2003 and $140 million matures in fiscal 2004.

        Upon the adoption of SFAS 133, we recorded the fair value of the interest rate swaps in our consolidated balance sheet. Thereafter, we have adjusted the carrying value of the interest rate swaps to reflect their current fair value. The related gains or losses on the swaps are deferred in stockholders' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related interest rate payments being hedged have been recognized in expense. However, to the extent that the change in value of an interest rate swap contract does not perfectly offset the change in the interest rate payments being hedged, that ineffective portion is immediately recognized in income. The fair values of the interest rate swaps were a liability of $8.4 million at February 9, 2002, and a liability of $5.6 million at August 25, 2001.

        The fair value of AutoZone's debt was estimated at $1.24 billion at February 9, 2002, and $1.21 billion at August 25, 2001, based on the market value of the debt at those dates. Such fair value is less than the carrying value of debt at February 9, 2002, by $9.7 million and at August 25, 2001, by $17.3 million. We had $757.2 million of variable-rate debt outstanding at February 9, 2002, and $730.4 million at August 25, 2001. At these borrowing levels, a one percentage point increase in interest rates would have an unfavorable annual impact on our pre-tax earnings and cash flows of $6.8 million and $6.6 million, respectively. The primary interest rate exposure on variable-rate debt is based on LIBOR.

PART II. OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

(a)     The Annual Meeting of Stockholders was held on December 13, 2001.

(b)     Not applicable.

(c)     1.     Election of Directors. All nominees for director were elected pursuant to the following vote:

                 For the election of directors:

Nominee	Votes For	Votes Withheld
Charles M. Elson	87,812,473	9,275,406
N. Gerry House	87,743,919	9,343,960
J.R. Hyde, III	87,809,355	9,278,524
James F. Keegan	87,814,499	9,273,380
Edward S. Lampert	87,779,522	9,308,357
W. Andrew McKenna	87,818,157	9,269,722
Michael W. Michelson	87,817,994	9,269,885
Steve Odland	87,818,751	9,269,128
For the approval of the AutoZone, Inc. Executive Stock Purchase Plan:

For:	81,790,599
Against:	6,036,336
Abstain:	9,260,944
For the approval of Ernst & Young LLP as independent auditors:

For:	87,653,713
Against:	198,543
Abstain:	9,235,623

NOTE: ESL Investments, Inc., in an agreement dated October 10, 2000, agreed not to vote any shares it or its affiliates acquired after October 20, 2000, until after April 1, 2004, unless AutoZone gives consent otherwise, but such shares will be deemed present for purposes of determining a quorum. As of the record date for the annual meeting held on December 13, 2001, this agreement applied to 8,923,500 shares beneficially owned by ESL Investments, Inc., and its affiliates, all of which are reflected as "withholding" such votes for directors and as "abstaining" in the other matters.

 (d) Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed as part of this report:
3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Second Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3 to the Form 8-K dated March 21, 2000.

10.1	Executive Stock Purchase Plan. Incorporated by reference Exhibit A to the definitive Proxy Statement for the Annual Meeting to be held December 13, 2001.

10.2	Third Amended and Restated AutoZone, Inc. 1998 Director Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 (No. 75142) dated December 13, 2001.
  (b)
(1)	We filed a Current Report on Form 8-K dated December 4, 2001, attaching a press release that reported earnings for the quarter ended November 17, 2001.

(2)	We filed a Current Report on Form 8-K dated January 3, 2002, attaching a press release that reported that Michael G. Archbold had been named as our Senior Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOZONE, INC.

                                                                                By: /s/ MICHAEL G. ARCHBOLD
                                                                                            Michael G. Archbold
                                                                                            Senior Vice President and Chief Financial Officer
                                                                                            (Principal Financial Officer)

                                                                                By: /s/ TRICIA K. GREENBERGER
                                                                                            Tricia K. Greenberger
                                                                                            Vice President, Controller
                                                                                            (Principal Accounting Officer)

Dated: March 25, 2002

EXHIBIT INDEX

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Second Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3 to the Form 8-K dated March 21, 2000.

10.1	Executive Stock Purchase Plan. Incorporated by reference Exhibit A to the definitive Proxy Statement for the Annual Meeting to be held December 13, 2001.

10.2	Third Amended and Restated AutoZone, Inc. 1998 Director Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Form S-8 (No. 75142) dated December 13, 2001.