Form 10-Q
period 2002-05-04
AUTOZONE INC
filed 2002-06-07
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended May 4, 2002, or
[   ]       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period from _______ to ________.

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

        Common Stock, $.01 Par Value -- 101,322,769 shares as of June 1, 2002.

PART I.     FINANCIAL INFORMATION

Item 1.        Financial Statements
AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	May 4, 2002	Aug. 25, 2001

ASSETS
Current assets:
Cash and cash equivalents	$ 7,242	$ 7,286
Accounts receivable	22,500	19,135
Merchandise inventories	1,291,189	1,242,896
Prepaid expenses	13,758	18,426
Deferred income taxes	37,288	40,768
Total current assets	1,371,977	1,328,511

Property and equipment:
Property and equipment	2,427,756	2,372,311
Less accumulated depreciation and amortization	736,163	661,868
	1,691,593	1,710,443

Other assets:
Cost in excess of net assets acquired	305,390	305,390
Deferred income taxes	71,426	80,593
Other assets	3,861	7,575
	380,677	393,558
	$3,444,247	$3,432,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 932,106	$ 945,666
Accrued expenses	316,292	292,153
Income taxes payable	99,618	28,835
Total current liabilities	1,348,016	1,266,654

Long-term debt	1,251,134	1,225,402
Other liabilities	70,182	74,243
Stockholders' equity	774,915	866,213
	$3,444,247	$3,432,512

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Twelve	Weeks	Ended	Thirty-six	Weeks	Ended
	May 4, 2002		May 5, 2001	May 4, 2002		May 5, 2001

Net sales	$1,224,810		$1,139,957	$3,482,173		$3,177,522
Cost of sales, including warehouse and delivery expenses	682,826		657,379	1,949,153		1,852,046
Operating, selling, general and administrative expenses	359,551		349,512	1,073,934		1,004,362
Restructuring and impairment charges			5,200			5,200
Operating profit	182,433		127,866	459,086		315,914
Interest expense -- net	17,419		23,841	55,124		72,365
Income before income taxes	165,014		104,025	403,962		243,549
Income taxes	62,700		40,500	153,800		94,500
Net income	$ 102,314		$ 63,525	$ 250,162		$ 149,049

Weighted average shares for basic earnings per share	103,961		112,364	106,264		114,330
Effect of dilutive stock equivalents	2,683		673	2,751		531
Adjusted weighted average shares for diluted earnings per share	106,644		113,037	109,015		114,861

Basic earnings per share	$ 0.98		$ 0.57	$ 2.35		$ 1.30
Diluted earnings per share	$ 0.96		$ 0.56	$ 2.29		$ 1.30

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirty-six	Weeks	Ended
	May 4, 2002		May 5, 2001

Cash flows from operating activities:
Net income	$ 250,162		$ 149,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,497		91,694
Net increase in merchandise inventories	(83,754)		(105,964)
Net increase in current liabilities	113,516		72,075
Restructuring and impairment charges			5,200
Income tax benefit from exercise of options	28,159		2,018
Other -- net	(1,724)		(7,890)
Net cash provided by operating activities	388,856		206,182

Cash flows from investing activities:
Purchases of property and equipment	(81,845)		(137,305)
Proceeds from sale of business	25,723
Proceeds from sale of property and equipment	9,716		43,353
Increase in other assets			(5,175)
Notes receivable from officers	1,911		23
Net cash used in investing activities	(44,495)		(99,104)

Cash flows from financing activities:
Net proceeds from debt	25,732		142,792
Purchase of treasury stock	(412,442)		(261,590)
Net proceeds from exercise of stock options	42,257		8,128
Other	77		3,811
Net cash used in financing activities	(344,376)		(106,859)
Net change in cash and cash equivalents	(15)		219
Cash and cash equivalents at beginning of period	7,257		6,969
Cash and cash equivalents at end of period	$ 7,242		$ 7,188
See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A-Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain prior year amounts have been reclassified to conform to the fiscal 2002 presentation.  Operating results for the thirty-six weeks ended May 4, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2002.  For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended August 25, 2001.

Note B-Restructuring and Impairment Charges

        The Company recorded restructuring and impairment charges of $156.8 million ($95.8 million, net of taxes) in fiscal 2001.  These charges were a result of a review of the Company's assets in connection with a strategic planning process that established a 15% after-tax return threshold for all investments.  The largest part of the charge, $56.1 million, related to stores, including the planned closure of 51 domestic auto parts stores and the disposal of real estate projects in process and excess properties.  The Company closed four stores during the quarter ended May 4, 2002; year-to-date the Company has closed 39 auto parts stores.  The Company continues to market for sale all excess properties.  The Company has sold some of the excess properties for amounts in excess of their net book values, resulting in a net gain of approximately $2.6 million through May 4, 2002.  Additionally, the Company has re-evaluated all remaining excess properties and determined that several will be developed (resulting in the reversal of accrued lease obligations of $6.4 million) and also determined that additional writedowns were necessary for the remaining excess properties of $9.0 million in order to properly state them at fair value.  These adjustments offset and had no impact on the income statement.

        Another portion of the charge, $32.0 million, related to other asset writedowns and the accrual of lease obligations associated with the closure of a supply depot and for the ALLDATA office building that will not be occupied.  The Company is continuing to pursue the sale of or sublease opportunities for these leased facilities.  The Company also reserved $30.1 million for inventory rationalization, including a provision for inventory losses in closing stores.  Substantially all of the scheduled recalls and disposals of inventory have taken place.

        The Company also recorded asset writedowns and contractual obligations aggregating $29.9 million related to the planned sale of TruckPro.  In December 2001, TruckPro was sold to a group of investors for cash proceeds of $25.7 million and a promissory note. The Company has deferred a preliminary gain of $4.5 million related to the sale due to uncertainties associated with the realization of the gain.  The transaction is still subject to a final working capital adjustment that will occur during the fourth quarter based on the closing balance sheet. Refer to Note J for further information.  The remainder of the charge, $8.7 million, related to contractual obligations, severance and other charges.

      Total accrued obligations for restructuring charges were $30.3 million at May 4, 2002.  The following table presents a summary of the activity in accrued obligations for the restructuring charges, along with additional excess property writedowns, in thousands:

	Additional Excess Property Writedowns	Lease Obligations	Contract Settlements/ Terminations	Severance & Other

Beginning balance		$$29,576	$ 6,713	$ 2,715
Cash outlays		306	3,792	1,876
Balance at November 17, 2001		29,270	2,921	839
Cash outlays		116	1,333	477
Balance at February 9, 2002		29,154	1,588	362
Cash outlays		375	212	172
Other adjustments	(6,400)	6,400
Balance at May 4, 2002	$ (6,400)	$22,379	$ 1,376	$ 190

Note C-Amortization of Goodwill

        On August 26, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142).  Under SFAS 142, goodwill amortization ceased upon adoption of the new standard.  Had the application of the non-amortization provisions of SFAS 142 not been adopted, net income would have been reduced by $1.2 million ($0.01 per share) in the quarter ended May 4, 2002, and by $3.7 million ($0.03 per share) for the thirty-six weeks ended May 4, 2002.  The new rules also require an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter.  During the quarter ended February 9, 2002, the Company performed the first of the required impairment tests of goodwill.  No impairment loss resulted from the initial goodwill impairment test.  The pro forma effects of the adoption of SFAS 142 on the results of operations for periods prior to fiscal year 2002 are as follows (in thousands, except per share data):

	Twelve	Weeks	Ended	Thirty-six	Weeks	Ended
	May 4, 2002		May 5, 2001	May 4, 2002		May 5, 2001

Reported net earnings	$102,314		$ 63,525	$250,162		$149,049
Add: Goodwill amortization, net of tax			1,236			3,707
Adjusted net income	$102,314		$ 64,761	$250,162		$152,756

Basic earnings per share:
Reported net earnings	$ 0.98		$ 0.57	$ 2.35		$ 1.30
Goodwill amortization, net of tax			$ 0.01			$ 0.04
Adjusted net income	$ 0.98		$ 0.58	$ 2.35		$ 1.34

Diluted earnings per share:
Reported net earnings	$ 0.96		$ 0.56	$ 2.29		$ 1.30
Goodwill amortization, net of tax			$ 0.01			$ 0.03
Adjusted net income	$ 0.96		$ 0.57	$ 2.29		$ 1.33

Note D-Recent Accounting Pronouncements

        In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144).  SFAS 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains many of its fundamental provisions.  Additionally, SFAS 144 expands the scope of discontinued operations to include more disposal transactions.  The provisions of SFAS 144 are effective for the Company's 2003 fiscal year.  The Company does not expect the adoption of SFAS 144 to have a significant financial impact on its Consolidated Financial Statements.

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

Note F-Financing Arrangements

       The Company's long-term debt as of May 4, 2002, and August 25, 2001, consisted of the following (in thousands):

	May 4, 2002	Aug. 25, 2001

6% Notes due November 2003	$ 150,000	$150,000
6.5% Debentures due July 2008	190,000	190,000
7.99% Notes due April 2006	150,000	150,000
Bank term loan due December 2003, interest rate of 3.00% at May 4, 2002, and 4.95% at August 25, 2001	115,000	115,000
Bank term loan due May 2003, interest rate of 3.00% at May 4, 2002, and 4.69% at August 25, 2001	200,000	200,000
Commercial paper, weighted average rate of 2.31% at May 4, 2002, and 3.93% at August 25, 2001	428,467	385,447
Unsecured bank loans		15,000
Other	17,667	19,955
	$1,251,134	$1,225,402

        The Company maintains $1.05 billion of revolving credit facilities with a group of banks.  Of the $1.05 billion, $400 million expires in May 2002.  The remaining $650 million expires in May 2005.  The 364-day facility expiring in May 2002 includes a renewal feature as well as an option to extend the maturity date of the then-outstanding debt by one year.  The credit facilities exist largely to support commercial paper borrowings and other short-term unsecured bank loans.  Outstanding commercial paper at May 4, 2002, of $428.5 million is classified as long-term as the Company has the ability and intention to refinance it on a long-term basis.  The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending banks' base rate (as defined in the agreement) or a competitive bid rate at the option of the Company.  The Company has agreed to observe certain covenants under the terms of its credit agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage.

        Subsequent to the end of the quarter, the Company replaced the expiring $400 million 364-day facility with a new $300 million 364-day credit agreement and increased and extended the $200 million two-year unsecured term loan with a group of banks to a $350 million loan expiring in November 2004.  The new $300 million 364-day facility includes a renewal feature, as well as an option to extinguish the outstanding debt one year from maturity.  The facility supports domestic commercial paper borrowings, and the rate of interest payable under the bank credit facilities is a function of LIBOR, the lending bank's base rate (as defined in the agreement) or a competitive bid rate at the option of the Company.  The $350 million two-and-one-half year unsecured bank loan term loan matures in November 2004 and the rate of interest is a function of LIBOR or the lending bank's base rate (as defined in the agreement) at the option of the Company.  The Company has agreed to observe certain covenants under the terms of its credit agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage.

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

        As of May 4, 2002, the Company's Board of Directors had authorized the Company to repurchase up to $2.0 billion of common stock in the open market.  From January 1998 to May 4, 2002, approximately $1.76 billion of common stock has been repurchased under the plan, including shares under forward contracts.  At times, the Company utilizes equity instrument contracts to facilitate its repurchase of common stock.  At May 4, 2002, the Company held equity instrument contracts that relate to the purchase of approximately 2.0 million shares of common stock at an average cost of $54 per share.  Subsequent to the end of the quarter, the Company purchased the 2.0 million shares in settlement of all equity instrument contracts outstanding at May 4, 2002.

Note H-Comprehensive Income

        Comprehensive income includes foreign currency translation adjustments and changes in the fair value of certain derivative financial instruments that qualify for hedge accounting.  Comprehensive income for all periods presented is as follows:

	Twelve May 4, 2002	Weeks	Ended May 5, 2001	Thirty-six May 4, 2002	Weeks	Ended May 5, 2001

Reported net earnings	$102,314		$63,525	$250,162		$149,049
Foreign currency translation adjustment	(816)		415	(292)		187
Unrealized gain (loss) on interest rate swap contracts	1,403		(2,186)	(1,422)		(3,973)

Comprehensive income	$102,901		$61,754	$248,448		$145,263

Note I-Contingencies

        AutoZone, Inc., is a defendant in a lawsuit entitled "Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc., Wal-mart Stores, Inc., Advance Auto Parts, Inc., The Pep Boys -- Manny, Moe and Jack, O'Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.," filed in the U.S. District Court for the Eastern District of New York in February 2000. The case was filed by over 100 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers. The plaintiffs claim in the Complaint that the defendants have knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers' profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. The plaintiffs, in an amended Complaint, stated that they seek substantially more than $1 billion in damages (including statutory trebling) and a permanent injunction prohibiting defendants from committing further violations of the Robinson-Patman Act and from opening any further stores to compete with plaintiffs as long as defendants continue to violate the Act.  AutoZone, Inc., answered the complaint on February 15, 2002, denying the plaintiff's allegations. The parties will enter into a period of discovery related to the merits of the case.  The Company will vigorously defend against this case, and believes the suit to be without merit and that the Company will ultimately prevail.  The Company currently believes that this matter will not likely result in liabilities material to the Company's financial condition or results of operations.

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

Note J-Sale of TruckPro Business

        In December 2001, the Company's heavy-duty truck parts business was sold to a group of investors in exchange for cash and a six-year note. The Company has deferred a preliminary gain of $4.5 million related to the sale due to uncertainties associated with the realization of the gain.  The transaction is still subject to a final working capital adjustment based on the closing balance sheet that will occur during the fourth quarter.  The Company has agreed to assist the purchaser of the business by providing certain corporate services that had been provided by the Company prior to the sale for a period of six months at the Company's incremental cost of providing the services. In addition, we have subleased some of the TruckPro store properties to the purchaser of the TruckPro business for an initial term of not less than twenty years.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Product Warranties

        We provide our customers limited warranties on certain products that may range from 30 days to lifetime warranties. We provide for a reserve for warranty obligations at the time of a product's sale based on that product's historical return rate. Our product vendors pay a portion of our warranty expense. However, at times, the vendors may not cover all of the warranty expense.  If we materially underestimate our warranty expense on products that are not fully warranted to us by our vendors, we may experience a material adverse impact on our reported financial position and results of operations. If we overestimate our warranty expense, we will recognize any excess in income at the time the excess is determined.

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

Vendor Allowances

        We receive various payments and allowances from our vendors based on volume of purchases and in payment for services that AutoZone provides to the vendors.  Monies received from vendors include rebates, allowances and cooperative advertising funds.  Typically these funds are determined periodically and are, at times, dependent on projected purchase volumes and advertising plans.  Certain vendor allowances are used exclusively for advertising and other direct expenses and are recognized as a reduction to selling, general and administrative expenses when earned.  Rebates and other miscellaneous incentives are earned based on purchases and/or the sale of the product.  These monies are treated as a reduction of inventories and are recognized as a reduction to cost of sales as the inventories are sold.  The amounts to be received are subject to changes in market conditions or marketing strategies for the vendors, and changes in profitability or sell-through of the related merchandise for AutoZone.

Restructuring and Impairment Charges

        In the third and fourth quarters of fiscal 2001, we incurred pre-tax restructuring and impairment charges of $156.8 million as more fully described in Note B to the financial statements. A substantial portion of the charges related to the closure of 51 domestic auto parts stores and the writedown of various real estate projects in process and excess properties.  The accrual for net lease obligations related to leased properties included estimates and assumptions regarding the following:  the probability that properties could be subleased and the amounts and timing of such subleases which were estimated on a property-by-property basis, the long-term borrowing rate used to discount the lease obligations to present value and estimates of future upkeep costs.  The fair value of owned properties was determined using the following estimates and assumptions:  the amount of assets in stores to be closed that can be redeployed to other stores was estimated to be 40% of the carrying value of fixtures and selling prices for properties were based on estimates received from brokers and recent sales prices of similar properties assuming sales in an orderly fashion over a twelve-month period.  The fair value of the TruckPro business was determined based on the purchase price specified in preliminary offers received from third parties.  The inventory rationalization charge included the following estimates and assumptions:  all inventory initiatives should be completed by the end of the first quarter of fiscal 2002 (but in no case would exceed one year), no consideration would be received for the discontinued inventory and some sell-through of the inventory on-hand at year end 2001 may occur before the inventory initiatives are complete.  When actual results differ from the estimates, we record the impact in income from operations in the period the related disposal transactions occur.  In addition, the estimates are reviewed on a quarterly basis and any adjustments are made as deemed necessary based on the most recent information.

Twelve Weeks Ended May 4, 2002, Compared to

    Twelve Weeks Ended May 5, 2001

        Net sales for the twelve weeks ended May 4, 2002, increased by $84.9 million, or 7.4%, over net sales for the comparable period of fiscal 2001. Excluding TruckPro, net sales increased 11.0%.  The sales increases are attributable to an increase in comparable store sales, or sales for domestic auto parts stores opened at least one year, of 9%, combined with new store sales in fiscal year 2002 that contributed 2% of the sales increase.  Comparable store sales increased as a result of an increase in customer count and an increase in average dollars spent per customer over the amounts in the prior comparable period.  Comparable store sales increased 5% for the twelve weeks ended May 5, 2001.

        At May 4, 2002, we had 3,052 domestic auto parts stores in operation, plus 27 in Mexico, compared with 2,994 domestic auto parts stores, 16 in Mexico and 49 TruckPro stores at May 5, 2001.

     Gross profit for the twelve weeks ended May 4, 2002, was $542.0 million, or 44.3% of net sales, compared with $482.6 million, or 42.3% of net sales, during the comparable period for fiscal 2001.  Gross margin is up slightly from 43.9% in the prior quarter.  The improvement in gross margin compared to the same period of the prior year is due primarily to lower product costs, leveraging supply chain costs and the benefit of more strategic and disciplined pricing due to category management.  Additionally, gross profit in the current period reflects the additive impact of new merchandise selling at higher margins.

        Operating, selling, general and administrative expenses for the twelve weeks ended May 4, 2002, increased by $10.0 million over such expenses for the comparable period for fiscal 2001, but decreased as a percentage of net sales from 30.7% to 29.4%.  The expense ratio decreased primarily from expense leverage of store level expenses due to the increase in sales (75 basis point improvement), combined with operating savings from the restructuring in the fourth quarter of fiscal year 2001 related to controlling staffing, base salaries and technology spending (33 basis point improvement).  Additionally, the change in accounting for goodwill reduced operating expenses by approximately $2 million (20 basis point improvement), or $0.01 per diluted share.

        The twelve weeks ended May 5, 2001 included restructuring and impairment charges of $5.2 million related to abandoned real estate projects in process identified during the strategic planning process begun during the third quarter of fiscal 2001.  All of our assets were examined to identify any not meeting a 15% after-tax return threshold.  No such charges were incurred in the current period.

        Interest expense for the twelve weeks ended May 4, 2002, was $17.4 million compared with $23.8 million during the comparable period of fiscal 2001.  The decrease in interest expense was primarily due to lower debt during the quarter compared with the comparable period of last fiscal year and lower average interest rates on short-term borrowings.  Weighted average borrowings for the twelve weeks ended May 4, 2002 were $1.35 billion, compared to $1.50 billion for the twelve weeks ended May 5, 2001.  Additionally, weighted average interest rates were lower in the current period compared to the same period of the prior year, 4.2% compared to 6.1%.

        AutoZone's effective income tax rate was 38.0% of pre-tax income for the twelve weeks ended May 4, 2002, and 38.9% for the twelve weeks ended May 5, 2001.  The decrease in tax rate is due to increased profitability in lower tax rate jurisdictions.

Thirty-six Weeks Ended May 4, 2002, Compared to
   Thirty-six Weeks Ended May 5, 2001

        Net sales for the thirty-six weeks ended May 4, 2002, increased by $304.7 million, or 9.6%, over net sales for the comparable period of fiscal 2001. Net sales include TruckPro sales of $47.6 million in the current period and $100.3 million in the same period of the prior year.  The sales increases are attributable to an increase in comparable store sales, or sales for domestic auto parts stores opened at least one year, of 10%, combined with new store sales in fiscal year 2002 that contributed 2% of the sales increase.  Comparable store sales increased as a result of an increase in customer count and an increase in average dollars spent per customer over the amounts in the prior comparable period.  Comparable store sales were 3% for the same period of the prior year.

        Gross profit for the thirty-six weeks ended May 4, 2002, was $1.53 billion, or 44.0% of net sales, compared with $1.33 billion, or 41.7% of net sales, during the comparable period for fiscal 2001.  The improvement in gross margin compared to the same period of the prior year is due primarily to improvement in margins for commodities, including oil, antifreeze and Freon, which were below their historical norms in the prior year, as well as to inventory corrections recorded in the second quarter of the prior year related to business process changes.  Additionally, the improvement is also due to the introduction of new merchandise with higher margins, lower product costs and reduced inventory shrink expense and lower warehouse and delivery costs.

        Operating, selling, general and administrative expenses for the thirty-six weeks ended May 4, 2002, increased by $69.6 million over such expenses for the comparable period for fiscal 2001, but decreased as a percentage of net sales from 31.6% to 30.8%.  The decrease in the expense ratio was primarily from expense leverage of store level expenses due to the increase in sales (139 basis point improvement) combined with operating savings from the restructuring in the fourth quarter of fiscal year 2001 related to controlling staffing, base salaries and technology spending (38 basis point improvement).  Additionally, the change in accounting for goodwill reduced operating expenses by approximately $6 million (20 basis point improvement), or $0.03 per diluted share.  The improvement in the expense ratio was partially offset by additional bonus, legal and insurance expenses incurred in the current year (122 basis points higher).

        Interest expense for the thirty-six weeks ended May 4, 2002, was $55.1 million compared with $72.4 million during the comparable period of fiscal 2001.  The decrease in interest expense was primarily due to lower levels of debt compared with the comparable period of last fiscal year and lower average interest rates on short-term borrowings.  Weighted average borrowings for the thirty-six weeks ended May 4, 2002 were $1.33 billion, compared to $1.47 billion for the thirty-six weeks ended May 5, 2001.  Additionally, weighted average interest rates were lower in the current period compared to the same period of the prior year, 4.5% compared to 6.6%.

      AutoZone's effective income tax rate was 38.1% of pre-tax income for the thirty-six weeks ended May 4, 2002, and 38.8% for the thirty-six weeks ended May 5, 2001.  The decrease in tax rate is due to increased profitability in lower tax rate jurisdictions.

Liquidity and Capital Resources

        For the thirty-six weeks ended May 4, 2002, net cash of $388.9 million was provided by our operating activities versus $206.2 million provided in the comparable prior year period.  The increase in cash flow from operating activities is due primarily to higher net income in the current period, combined with lower inventory levels in the current period, a larger decrease in current liabilities in the prior period and higher employee stock option exercises in the current period.

        Additionally, $44.5 million was used in investing activities compared with $99.1 million used in the comparable period of fiscal year 2001. The decrease in investing activities as compared to the comparable period of the prior year is primarily due to lower capital expenditures in the current period and the sale of the TruckPro business.  Capital expenditures for the thirty-six weeks ended May 4, 2002, were $81.8 million compared to $137.3 million for the comparable period of fiscal 2001.  Capital expenditures in the comparable period of the prior year, net of a sale and leaseback transaction that occurred in the second quarter of the prior year, were $94.0 million. Year-to-date, we opened 72 net new domestic auto parts stores and 6 stores in Mexico, relocated 12 stores and closed 39 stores pursuant to the restructuring plan approved in the fourth quarter of fiscal year 2001.  In the comparable period of the prior fiscal year, we opened 82 net new domestic auto parts stores and 3 stores in Mexico, relocated 13 stores and closed 3 stores.  We expect to open approximately 100 new domestic auto parts store during the fiscal year.

       Financing activities for the thirty-six weeks ended May 4, 2002, used $344.4 million compared to cash used of $106.9 million in the comparable period of the prior year.  The current period reflects net proceeds from debt of $25.7 million offset by $412.4 million in stock repurchases, compared to $142.8 million in debt proceeds and $261.6 million in stock repurchases in the same period of the prior year. For the thirty-six weeks ended May 4, 2002, exercises of stock options provided $70.4 million, including $28.2 million in related tax benefits that are reflected in cash flows from operations.  Options to purchase 2.2 million shares were exercisable at May 4, 2002, at a weighted average exercise price of $25.

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

      As of May 4, 2002, the Company's Board of Directors had authorized the Company to repurchase up to $2.0 billion of common stock in the open market.  From January 1998 to May 4, 2002, approximately $1.76 billion of common stock has been repurchased under the plan, including shares under forward contracts.  At times, the Company utilizes equity instrument contracts to facilitate its repurchase of common stock.  At May 4, 2002, the Company held equity instrument contracts that relate to the purchase of approximately 2.0 million shares of common stock at an average cost of $54 per share.  Subsequent to the end of the quarter, the Company purchased the 2.0 million shares outstanding under the equity instrument contracts at May 4, 2002.

      At times, we utilize equity forward agreements to facilitate our repurchase of common stock and to lock in current market prices for later purchase. AutoZone's obligations under the equity forward agreements are not reflected in our balance sheet.  AutoZone, at its option, may settle the equity forward agreements in cash or in common stock.

        The following table shows AutoZone's obligations and commitments to make future payments under contractual obligations (in thousands):

                                    Payments Due by Period                            ..
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

Long-Term Debt	$1,251,134	$428,467	$619,742	$ 12,925	$190,000

Synthetic Leases	22,280			22,280

Other Operating Leases	674,377	109,794	257,779	121,429	185,375

Construction Obligations	15,085	15,085

Total Contractual Cash Obligations	$1,962,876	$553,346	$877,521	$156,634	$375,375

        The following table shows AutoZone's other commercial commitments (in thousands):

Other Commercial Commitments	Total Amounts Committed	Amount of Less than 1 year	Commitment 1-3 years	Expiration 4-5 years	Per Period Over 5 years

Standby Letters of Credit	$ 26,434	$ 26,434	$	$	$

Surety Bonds	24,495	24,495

Share Repurchase Obligations	108,789	108,789

Total Commercial Commitments	$159,718	$159,718	$	$	$

        A substantial portion of the outstanding amount of standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover premium and deductible payments to our workers' compensation insurance carrier.

        AutoZone has a senior unsecured debt credit rating from Standard & Poor's of BBB+ and a commercial paper rating of A-2. Moody's Investors Service has assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. Both rating agencies have AutoZone listed as having a "negative outlook".   However, for the quarter ended May 4, 2002, our EBITDA to interest coverage was 12.0 times, compared to 6.6 times for the quarter ended May 5, 2001.  EBITDA to interest coverage for the thirty-six weeks ended May 4, 2002 was 9.8 times versus 5.6 times in the same period of the prior year.  EBITDA is calculated as net income plus net interest expense, income taxes and depreciation and amortization.  If these credit ratings drop, AutoZone's interest expense will increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If the credit ratings on our commercial paper drop below current levels, we may have substantial difficulty continuing to utilize the commercial paper market and our interest expense will increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited, and obligations under our equity forward agreements may be accelerated, requiring us to settle the agreements prior to our planned settlement date.

        We maintain $1.05 billion of revolving credit facilities with a group of banks.  Of the $1.05 billion, $400 million expires in May 2002.  The remaining $650 million expires in May 2005.  The 364-day facility expiring in May 2002 includes a renewal feature as well as an option to extend the maturity date of the then-outstanding debt by one year.  Subsequent to the end of the quarter, we renewed the 364-day facility but reduced the capacity from $400 million to $300 million.  Additionally, we increased the $200 million term loan by $150 million to $350 million, while also extending the maturity by 18 months to November 2004.  In addition, we may also finance certain of our debt in long-term instruments in private placements or public issuances.

        The bank credit facilities exist largely to support commercial paper borrowings and other short-term unsecured bank loans.  Outstanding commercial paper at May 4, 2002, of $428.5 million is classified as long-term as we have the ability under the long-term credit facilities and intention to refinance it on a long-term basis.  The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending banks' base rate (as defined in the agreement) or a competitive bid rate at our option.  We have agreed to observe certain covenants under the terms of our credit agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage.  We are currently in compliance with all applicable covenants.

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

     In conjunction with our commercial sales program, we offer credit to some of our commercial customers. The receivables related to the credit program are sold to a third party at a discount for cash with limited recourse.  AutoZone has established a reserve for this recourse.  At May 4, 2002, the sold receivables had an outstanding balance of $21.0 million and the balance of the recourse reserve was $1.8 million.

        AutoZone has a synthetic lease facility of $30 million in total.  Currently, we have $22.3 million in synthetic lease obligations outstanding, relating to a small number of our domestic auto parts stores. The synthetic leases qualify as operating leases for accounting purposes and are not reflected as an asset or a liability in our balance sheet.  The lease payments on the stores are reflected in the income statement and we depreciate the underlying assets for tax purposes. The ALLDATA office building that has not been occupied and was previously included in the facility has been purchased in anticipation of its sale and is reflected in our balance sheet at May 4, 2002.  The estimated loss on the disposition of the building has been reserved.

        We have subleased some of our leased real property to other entities, including the purchaser of our former TruckPro business.  If the purchaser of the TruckPro business were unable to meet its obligations under the subleases, we might incur material liabilities in connection with the recovery and subsequent releasing of the properties.

Forward-Looking Statements

        Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements.  These statements discuss, among other things, business strategies and future performance.  The forward-looking statements are subject to risks, uncertainties and assumptions including, without limitation, accuracy of estimates, competition, product demand, the economy, inflation, gasoline prices, the ability to hire and retain qualified employees, consumer debt levels, inflation, war and the prospect of war, including terrorist activity, and availability of commercial transportation.  Actual results may materially differ from anticipated results.  Please refer to the Risk Factors in Part II, Item 5, of this report for more details.

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

        We adopted Statements of Financial Accounting Standards Nos. 133, 137 and 138 (collectively "SFAS 133") pertaining to the accounting for derivatives and hedging activities at the beginning of fiscal 2001.  SFAS 133 requires us to recognize all derivative instruments in the balance sheet at fair value.  The adoption of SFAS 133 impacts the accounting for our interest rate hedging program.  AutoZone reduces its exposure to increases in interest rates by entering into interest rate swap contracts.  All of our interest rate swaps are designated as cash flow hedges.  At May 4, 2002, and August 25, 2001, we held interest rate swap contracts related to $190 million of variable-rate debt.  Of the $190 million, $50 million matures in fiscal 2003 and $140 million matures in fiscal 2004.

        Upon the adoption of SFAS 133, we recorded the fair value of the interest rate swaps in our consolidated balance sheet.  Thereafter, we have adjusted the carrying value of the interest rate swaps to reflect their current fair value.  The related gains or losses on the swaps are deferred in stockholders' equity (as a component of comprehensive income).  These deferred gains and losses are recognized in income in the period in which the related interest rate payments being hedged have been recognized in expense.  However, to the extent that the change in value of an interest rate swap contract does not perfectly offset the change in the interest rate payments being hedged, that ineffective portion is immediately recognized in income.  The fair values of the interest rate swaps were a liability of $7.0 million at May 4, 2002, and a liability of $5.6 million at August 25, 2001.

        The fair value of AutoZone's debt was estimated at $1.24 billion at May 4, 2002, and $1.21 billion at August 25, 2001, based on the market value of the debt at those dates.  Such fair value is less than the carrying value of debt at May 4, 2002, by $7.8 million and at August 25, 2001, by $17.3 million.  We had $756.4 million of variable-rate debt outstanding at May 4, 2002, and $730.4 million at August 25, 2001.  At these borrowing levels, a one percentage point increase in interest rates would have an unfavorable annual impact on our pre-tax earnings and cash flows of $6.8 million and $6.6 million, respectively.  The primary interest rate exposure on variable-rate debt is based on LIBOR.

PART II.    OTHER INFORMATION

Item 5.    Other Information

RISK FACTORS

We may not be able to increase sales by the same historic growth rates.

        We have significantly increased our domestic store count in the past five fiscal years, growing from 1,423 stores at August 31, 1996, to 3,019 stores at August 25, 2001, an average store count increase per year of 16%. We do not plan to continue our store count growth rate at the historic pace. In addition, a portion of our total sales increases each year results from increases in sales at existing stores. We cannot provide any assurance that we can continue to increase same store sales as our stores mature in their markets.

We have an ever-increasing need for qualified employees.

       In fiscal year 2001, our consolidated employee count increased from approximately 43,200 at the beginning of the year to about 44,600, a 3% increase in the year. We do not know if we can continue to hire and retain qualified employees at current wage rates. In the event of increasing wage rates, if we do not increase our wages competitively, our customer service could suffer by reason of a declining quality of our workforce or, alternatively, our earnings would decrease if we increase our wage rates.

If demand for our products slows, then our business may be materially affected.

        Demand for products sold by our stores depends on many factors. In the short term, it may depend upon:

  the weather, as vehicle maintenance may be deferred during periods of inclement weather. However, as AutoZone stores are geographically disbursed, isolated instances of inclement weather will generally not have a material effect upon our aggregate sales.
  the economy, as during periods of good economic conditions, more of our do-it-yourself customers may pay others to repair and maintain their cars instead of working on their own vehicles, or they may purchase new vehicles. This factor is tempered by our commercial parts sales program that sells parts to installers. In periods of declining economic conditions, both do-it-yourself and do-it-for-me customers may defer vehicle maintenance or repair.
        For the long term, demand for our products may depend upon the quality of the vehicles manufactured by the original vehicle manufacturers and the length of the warranty offered on new vehicles.

If we are unable to compete successfully against other businesses that sell the products that we sell, we could lose customers and our revenues and profits may decline.

        The sale of automotive parts, accessories and maintenance items is highly competitive in many areas, including name recognition, product availability, customer service, store location, and price, with many competitors. AutoZone competes in both the DIY and commercial auto parts and accessories markets. Competitors include national and regional auto parts chains, independently owned parts stores, wholesalers and jobbers, repair shops, car washes, and auto dealers, in addition to discount and mass merchandise stores, department stores, hardware stores, supermarkets, drugstores, and home stores which sell aftermarket vehicle parts and supplies, chemicals, accessories, tools and maintenance parts. Although we believe we compete effectively on the basis of customer service, including the knowledge and expertise of our AutoZoners, merchandise selection and availability, product warranty, store layout, location and convenience, some competitors may have competitive advantages, such as greater financial and marketing resources, larger stores with more merchandise, longer operating histories, more frequent customer visits, and more effective marketing. If we are unable to continue to develop successful competitive strategies or our competitors develop more effective strategies, we could lose customers and our revenues and profits may decline.

If we cannot profitably increase market share in the commercial auto parts business, our sales growth may be limited.

        Although we are one of the largest sellers of auto parts in the commercial "do-it-for-me" market, to increase commercial sales we must compete against automotive aftermarket jobbers and warehouse distributors, in addition to other auto parts retailers that have recently entered the commercial business. Some of these jobbers and warehouse distributors have been in business for substantially longer periods of time than we have, may have developed long-term customer relationships and may have larger available inventories. We can make no assurances that we can profitably develop new commercial customers or make available inventories required by commercial customers.

If we cannot profitably open and operate stores in international markets, our sales growth may be limited.

        We opened our first auto parts stores in Mexico during fiscal year 1999. We do not currently have any retail store locations in any country other than the United States and Mexico. While we believe that great potential exists for auto parts stores in the fragmented international auto parts market, we have little experience opening or operating stores outside of the United States, and no assurances can be made that we can open additional stores in Mexico or stores in any other country in a timely or profitable manner.

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

Item 6.    Exhibits and Reports on Form 8-K

        (a)        The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Second Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3 to the Form 8-K dated March 21, 2000.

10.1	AutoZone, Inc. Fourth Amended and Restated 1998 Director Stock Option Plan.
(b)        (1)        We filed a Current Report on Form 8-K dated February 26, 2002, attaching a press release that reported earnings for the quarter ended February 9, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOZONE, INC.

                                                                                By: /s/ MICHAEL G. ARCHBOLD

                                                                                Michael G. Archbold
                                                                                Senior Vice President and
                                                                                Chief Financial Officer
                                                                                (Principal Financial Officer)

                                                                                By: /s/ TRICIA K. GREENBERGER

                                                                                Tricia K. Greenberger
                                                                                Vice President, Controller
                                                                                (Principal Accounting Officer)
Dated: June 6, 2002

EXHIBIT INDEX

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Second Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3 to the Form 8-K dated March 21, 2000.

10.1	AutoZone, Inc. Fourth Amended and Restated 1998 Director Stock Option Plan.