Form 10-K
period 2002-08-31
AUTOZONE INC
filed 2002-10-31
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2002, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 1-10714

AUTOZONE, INC.
(Exact name of registrant as specified in its charter)

Nevada	62-1482048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K § 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the 71,488,267 shares of voting stock of the registrant held by non-affiliates of the registrant (excluding, for this purpose, shares held by officers, directors, or 10% stockholders) was $5,969,270,295 based on the last sales price of the Common Stock on October 15, 2002, as reported on the New York Stock Exchange. The number of shares of Common Stock outstanding as of October 15, 2002, was 98,549,013.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement to be filed within 120 days of August 31, 2002, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held December 12, 2002, are incorporated by reference into Part III.

PART I
Item 1. Business
Introduction
Marketing and Merchandising Strategy
AZ Commercial
Store Operations
Store Development
Purchasing and Supply Chain
Competition
Trademarks and Patents
Employees
Executive Officers of the Registrant
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Risk Factors
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
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K
SIGNATURES
EXHIBIT INDEX
EXECUTIVE STOCK PURCHASE PLAN
Subsidiaries of the Registrant
Consent of Ernst & Young LLP

PART I	5
Item 1. Business	5
Introduction	5
Marketing and Merchandising Strategy	5
AZ Commercial	7
Store Operations	8
Store Development	10
Purchasing and Supply Chain	10
Competition	11
Trademarks and Patents	11
Employees	11
Executive Officers of the Registrant	11
Item 2. Properties	13
Item 3. Legal Proceedings	14
Item 4. Submission of Matters to a Vote of Security Holders	14
PART II	15
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters	15
Item 6. Selected Financial Data	16
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Risk Factors	26
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	28
Item 8. Financial Statements and Supplementary Data	29
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	51
PART III	52
Item 10. Directors and Officers of the Registrant	52
Item 11. Executive Compensation	52
Item 12. Security Ownership of Certain Beneficial Owners and Management	52
Item 13. Certain Relationships and Related Transactions	52
Item 14. Controls and Procedures	52
PART IV	53
Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K	53

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These are based on assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation, competition, product demand, the economy, the ability to hire and retain qualified employees, consumer debt levels, inflation, gasoline prices, war and the prospect of war, including terrorist activity, and availability of commercial transportation. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements and such events could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section of this Form 10-K for more details.

PART I

Item 1. Business

Introduction

     We are the nation’s leading specialty retailer of automotive parts and accessories, with most of our sales to do-it-yourself (DIY) customers. We began operations in 1979 and at August 31, 2002, operated 3,068 auto parts stores in the United States and 39 in Mexico. We also sell parts and accessories online at autozone.com. Each auto parts store carries an extensive product line for cars, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items and accessories. We also have a commercial sales program in the United States (AZ Commercial) that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers and service stations. We do not derive revenue from automotive repair or installation.

     In addition, we sell automotive diagnostic and repair software through ALLDATA and through alldatadiy.com.

     At August 31, 2002, our stores were in the following locations:

Alabama	83	Maine	5
Arizona	76	Maryland	30	Oregon	16
Arkansas	50	Massachusetts	53	Pennsylvania	80
California	383	Michigan	120	Rhode Island	14
Colorado	41	Minnesota	9	South Carolina	53
Connecticut	21	Mississippi	67	Tennessee	113
Delaware	8	Missouri	80	Texas	361
Florida	149	Nebraska	9	Utah	25
Georgia	101	Nevada	32	Virginia	62
Idaho	6	New Hampshire	12	Washington	1
Illinois	145	New Jersey	15	Washington, DC	6
Indiana	102	New Mexico	30	West Virginia	18
Iowa	22	New York	87	Wisconsin	41
Kansas	37	North Carolina	104	Wyoming	5
Kentucky	59	Ohio	186	Mexico	39
Louisiana	89	Oklahoma	62
				TOTAL	3,107

Marketing and Merchandising Strategy

     We are dedicated to providing customers with superior service, value and quality automotive parts and products at conveniently located, well-designed stores. Key elements of this strategy are:

     Customer Service

     We believe that our customers value customer service; therefore, customer service is the most important element in our marketing and merchandising strategy. We emphasize that our AutoZoners (employees) should always put customers first by providing prompt, courteous service and trustworthy advice. Our electronic parts catalogs assist in the selection of parts and we offer lifetime warranties on many of the parts we sell. Our satellite system in our domestic auto parts stores helps us to speed up credit card and check approval processes and locate parts at neighboring AutoZone stores.

     Our stores generally open at 8 a.m. and close between 8 and 10 p.m. (with some open 24 hours) Monday through Saturday and typically open at 9 a.m. and close between 6 and 8 p.m. on Sunday.

     AutoZone also provides specialty tools in our Loan-A-Tool program. Customers can borrow a specialty tool, such as a steering wheel puller, that a DIY customer or a small repair shop would have little or no use for other than for a single job. AutoZoners also provide other free services, including check engine light readings; battery charging and installation; oil recycling; and testing of starters, alternators, batteries, sensors, and actuators.

     Merchandising

     This table shows some of the types of products we sell in our stores:

Hard Parts	Maintenance Items	Accessories

Alternators	Antifreeze	Air Fresheners
Batteries	Belts and Hoses	Cell Phone Accessories
Brake Drums, Rotors, Shoes and Pads	Brake Fluid	Decorative Lighting
Carburetors	Oil	Dent Filler
Clutches	Oil and Fuel Additives	Floor Mats
Engines	Oil, Air and Fuel Filters	Lights
Mufflers	Power Steering Fluid	Neon
Starters	Shock Absorbers	Mirrors
Struts	Spark Plugs	Paint
Water Pumps	Transmission Fluid	Repair Manuals
	Wash and Wax Chemicals	Seat and Steering Wheel Covers
	Windshield Wipers	Stereos
Sunglasses
Tools

     We believe that the satisfaction of DIY and professional technician customers often is impacted by our ability to provide specific automotive products as requested. Our stores generally offer between 20,000 and 22,000 stock keeping units (“SKUs”) covering a broad range of vehicle types. Each store carries the same basic product line, but we tailor our parts inventory to the makes and models of the automobiles in each store’s trade area. Our hub stores carry a larger assortment of products that can be delivered to local satellite stores. Slower-selling products are also available through overnight delivery.

     We are constantly updating the products that we offer to assure that our inventory matches to the products that our customers want, when they want them.

     Pricing

     We want to be perceived by our customers as the value leader in our industry by consistently providing quality merchandise at a good price, with a good warranty and backed by outstanding customer service. On many of our products we will offer multiple value choices in a good/better/best assortment, with value pricing offered and appropriate price and quality increases from the “good” products to the “better” and “best” products. We believe that our prices overall compare favorably to those of our competitors.

     Marketing

     We believe that targeted advertising and marketing play important roles in succeeding in today’s environment. We are constantly working to understand our customers’ changing wants and needs so that we can build long lasting, loyal relationships. We utilize marketing and advertising primarily to educate customers about the overall importance of vehicle maintenance. We also seek to convey the message that AutoZone is THE brand that can provide “the most exciting Zone for vehicle solutions!” Broadcast and print media are designed to increase store traffic. In-store signage and creative product placement help to educate customers about products they need as a means to increase average sales dollars per transaction.

     Store Design and Visual Merchandising

     We design and build stores for a high visual impact. The typical AutoZone store has an industrial “high tech” appearance by utilizing colorful exterior and interior signage, exposed beams and ductwork and brightly lighted interiors. Maintenance products, accessories and miscellaneous items are attractively displayed for easy browsing by customers. In-store signage and special displays promote products in floor displays, endcaps and on the shelf. Store managers are able to customize areas of the store to prominently display products that are in demand in the local community.

AZ Commercial

     We believe we are the third largest aftermarket seller of automotive parts and products to repair shops in the United States. AZ Commercial is the brand of our program that sells parts and other products and services to local, regional and national repair garages, dealers and service stations. As a part of the program we offer credit and delivery to our commercial customers. The program operated out of 2,009 stores as of August 31, 2002. We have opened hub stores that offer a greater range of parts and products desired by commercial customers and that can be used as additive inventory for local stores. In addition, some of our commercial customers receive shipments directly from our distribution centers. AZ Commercial has a national sales team focused on national and regional commercial accounts, as well as an outside sales force for customers located immediately around our commercial stores.

Store Operations

     Store Formats

     As of August 31, 2002, we had domestic auto parts stores in the following square footage ranges:

Square Footage	Number of Stores

Less than 4,000	278
4,000 to 7,000	1,635
More than 7,000	1,155

     Substantially all AutoZone stores are based on standard store formats resulting in generally consistent appearance, merchandising and product mix. Approximately 85% to 90% of each store’s square footage is selling space, of which approximately 40% to 45% is dedicated to hard parts inventory. The hard parts inventory area is generally fronted by a counter that runs the depth or length of the store, dividing the hard parts area from the remainder of the store. The remaining selling space contains displays of accessories and maintenance items.

     We have knowledgeable AutoZoners available to assist customers with their parts needs utilizing our proprietary electronic parts catalog with a video screen that is visible to both the AutoZoner and the customer. In addition to helping ensure fast, accurate parts lookup, the parts catalog will suggest additional items that a customer should purchase in order to properly install the merchandise being purchased.

     We believe that our stores are “destination stores,” generating their own traffic rather than relying on traffic created by the presence of other stores in the immediate vicinity. Therefore, we situate most stores on major thoroughfares with easy access and good parking. Approximately 2,400 of our auto parts stores are freestanding, with the balance principally located within strip shopping centers. Freestanding large format stores typically have parking for approximately 40 to 45 cars on a lot of approximately 3/4 to one acre. Our smaller auto parts stores typically have parking for approximately 20 to 30 cars and are usually located on a lot of approximately 1/2 to 3/4 acre.

     Store Personnel and Training

     Each auto parts store typically employs from ten to 16 AutoZoners, including a manager and, in some cases, an assistant manager. AutoZoners typically have prior automotive experience. All AutoZoners are encouraged to complete courses resulting in certification by the National Institute for Automotive Service Excellence (ASE), which is broadly recognized for training certification in the automotive industry. Although we do on-the-job training, we also provide formal training programs, including regular store meetings on specific sales and product issues, standardized training manuals and a specialist program that trains AutoZoners in several areas of technical expertise from both the company and from independent certification agencies. Training is supplemented with frequent store visits by management.

     Store managers get financial incentives through performance-based bonuses. In addition, our growth has provided opportunities for the promotion of qualified AutoZoners. We believe these opportunities are important to attract, motivate and retain quality AutoZoners.

     Our domestic auto parts stores are primarily supervised through district managers who oversee approximately ten to 12 stores each and who report to regional managers. Regional managers with approximately 80 to 90 stores each, in turn, report to five Vice Presidents of Operations. All store support functions are centralized in our store support center in Memphis, Tennessee. We believe that this centralization enhances consistent execution of our merchandising and marketing strategy at the store level, and reduces expenses and cost of sales.

     Store Automation

     All of our stores have proprietary electronic parts catalogs that provide parts information based on the make, model and year of an automobile. The catalog display screens are placed on the hard parts counter where both AutoZoners and customers can view the screen. In addition, our satellite system enables the stores to speed up credit card and check approval processes, immediately access national warranty data, implement real-time inventory control and locate and hold parts at neighboring AutoZone stores.

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

Store Development

     This table shows domestic store development during the past five fiscal years:

	Fiscal Year

	1998	1999	2000	2001	2002

Beginning Stores	1,728	2,657	2,711	2,915	3,019
New Stores[1]	952	245	208	107	102
Replaced Stores	12	59	30	16	15
Closed Stores	23	191	4	3	53
Net New Stores	929	54	204	104	49
Ending Stores	2,657	2,711	2,915	3,019	3,068

1	Includes stores obtained in Chief and Auto Palace acquisitions in 1998, and store real estate acquired from Pep Boys in fiscal year 1999.

     We believe that expansion opportunities exist both in markets that we do not currently serve, and in markets where we can achieve a larger presence. We attempt to obtain high visibility sites in high traffic locations and undertake substantial research prior to entering new markets. The most important criteria for opening a new store are its projected future profitability and its ability to achieve our required investment hurdle rate. Key factors in selecting new site and market locations include population, demographics, vehicle profile, number and strength of competitors’ stores and the cost of real estate. We also consider the number of vehicles that are seven years old and older, “our kind of vehicles” (OKVs), as these vehicles are no longer under the original manufacturers’ warranty and will require more maintenance and repair than younger vehicles. We generally seek to open new stores within or contiguous to existing market areas and attempt to cluster development in new urban markets in a relatively short period of time in order to achieve economies of scale in distribution and marketing costs. In addition to continuing to lease or develop our own stores, we occasionally evaluate potential acquisition candidates in new as well as in existing markets.

Purchasing and Supply Chain

     Merchandise is selected and purchased for all stores at our store support center in Memphis. No one class of product accounts for as much as ten percent of our total sales. In fiscal 2002, no single supplier accounted for more than ten percent of our total purchases. We generally have few long-term contracts for the purchase of merchandise. We believe that we have excellent relationships with suppliers. We also believe that alternative sources of supply exist, at similar cost, for substantially all types of product sold.

     Our vendors ship substantially all of our merchandise to our distribution centers. Stores typically place orders on a weekly basis with merchandise shipped from the warehouse within 24 hours of receipt of the order.

     Our hub stores have increased our ability to distribute products on a timely basis to each store. A hub store is able to provide replenishment of sold products and deliver special order products to a store in its coverage area within 24 hours. Hub stores are replenished from distribution centers multiple times per week.

Competition

     The sale of automotive parts, accessories and maintenance items is highly competitive in many areas, including name recognition, product availability, customer service, store location and price, with many competitors. AutoZone competes in both the DIY and commercial auto parts and accessories markets.

     Competitors include national and regional auto parts chains, independently owned parts stores, wholesalers and jobbers, car washes and auto dealers, in addition to discount and mass merchandise stores, department stores, hardware stores, supermarkets, drugstores and home stores that sell aftermarket vehicle parts and supplies, chemicals, accessories, tools and maintenance parts. AutoZone competes on the basis of customer service, including the knowledge and expertise of our AutoZoners, merchandise selection and availability, price, product, warranty, store layouts and location.

Trademarks and Patents

     We have registered several service marks and trademarks in the United States Patent and Trademark office, including our service mark “AutoZone” and trademarks “AutoZone,” “Duralast” and “ALLDATA.” We believe that the “AutoZone” service mark and trademarks are important components in our merchandising and marketing strategy.

Employees

     As of August 31, 2002, we employed 44,179 persons, approximately 27,000 of whom were employed full-time. Approximately 91 percent of our AutoZoners were employed in stores or in direct field supervision, approximately six percent in distribution centers and approximately three percent in store support functions.

     We have never experienced any material labor disruption, and believe that our labor relations are generally good.

Executive Officers of the Registrant

     The following table lists our executive officers. The title of each executive officer includes the words “Customer Satisfaction” which reflects our commitment to customer service as part of our marketing and merchandising strategy. Officers are elected by and serve at the discretion of the Board of Directors.

Steve Odland, 44—Chairman, President, Chief Executive Officer, and Director

     Steve Odland has been Chairman, Chief Executive Officer, and a Director since January 2001, and President since May 2001. Previously, he was an executive with Ahold USA from 1998 to 2000, including serving as President and CEO of Tops Markets, Inc. Mr. Odland was President of the Foodservice Division of Sara Lee Bakery from 1997 to 1998. He was employed by The Quaker Oats Company from 1981 to 1996 in various executive positions.

Michael Archbold, 42—Senior Vice President and Chief Financial Officer

     Michael G. Archbold was elected Senior Vice President & Chief Financial Officer in February 2002. Previously, he was Vice President & Chief Financial Officer for the Booksellers division of Barnes & Noble, Inc., since 1996. He was employed by Woolworth Corporation (now Foot Locker, Inc.) from 1988 to 1996 in various financial positions, including Assistant Controller.

Bruce G. Clark, 57—Senior Vice President and Chief Information Officer

     Bruce G. Clark has been Senior Vice President and Chief Information Officer since 1999. Previously Mr. Clark was Senior Vice President–MIS/Telemarketing of Brylane and its predecessors since 1988, and had been employed by Brylane, at that time a division of The Limited, since 1983.

Brett D. Easley, 44—Senior Vice President–Merchandising

     Brett D. Easley has been Senior Vice President–Merchandising since 2000. He was President of ALLDATA from 1998 to 2000 and Senior Vice President–E-Commerce from 1999 to 2000. Prior to that, he was Vice President–Information and Training since 1997 and Vice President–Merchandising Systems since 1994. Mr. Easley has been employed by AutoZone or Malone & Hyde, AutoZone’s former parent company, since 1984.

Harry L. Goldsmith, 51—Senior Vice President, Secretary and General Counsel

     Harry L. Goldsmith was elected Senior Vice President, Secretary and General Counsel in 1996. Previously he was Vice President, General Counsel and Secretary from 1993 to 1996.

Lisa R. Kranc, 49—Senior Vice President–Marketing

     Lisa R. Kranc joined AutoZone as Senior Vice President–Marketing in August 2001. Previously, she was Vice President–Marketing for Hannaford Bros. Co., a Maine-based grocery chain, since 1997, and was Senior Vice President–Marketing for Bruno’s, Inc., from 1996 to 1997. She was Vice President–Marketing for Giant Eagle, Inc. since 1992.

Michael E. Longo, 41—Senior Vice President–Operations, AZ Commercial and ALLDATA

     Michael E. Longo was named Senior Vice President–Operations, AZ Commercial and ALLDATA in fiscal 2002. Previously he was Senior Vice President–Operations since February 2001, Senior Vice President–Supply Chain since 1998 and Vice President–Distribution since 1996. Mr. Longo has been employed by AutoZone since 1992.

Robert D. Olsen, 49—Senior Vice President–Mexico and Store Development

     Robert D. Olsen was elected Senior Vice President in 2000. Mr. Olsen has primary responsibility for store development and Mexico operations. From 1993 to 2000, Mr. Olsen was Executive Vice President and Chief Financial Officer of Leslie’s Poolmart. From 1985 to 1989, Mr. Olsen held several positions with AutoZone, including Controller, Vice President–Finance, and Senior Vice President and Chief Financial Officer.

William C. Rhodes, III, 37—Senior Vice President–Supply Chain and Information Technology

     William C. Rhodes, III, was named Senior Vice President–Supply Chain and Information Technology in fiscal 2002. Previously he was Senior Vice President–Supply Chain since 2001. Prior to that time, he has served in various capacities within AutoZone, including Vice-President–Mid-South Stores in 2000, Senior Vice President–Finance and Vice President–Finance in 1999 and Vice President–Operations Analysis and Support from 1997 to 1999. He has been employed by AutoZone since 1994. Prior to that, Mr. Rhodes was a manager with Ernst & Young, LLP.

Daisy L. Vanderlinde, 51—Senior Vice President–Human Resources and Loss Prevention

     Daisy L. Vanderlinde was named Senior Vice President–Human Resources and Loss Prevention in fiscal 2002. She joined AutoZone as Senior Vice President–Human Resources in 2001. Previously, she was Vice President–Human Resources for Tractor Supply Company since 1996 and Vice President–Human Resources for Marshalls, Inc., from 1990.

Tricia K. Greenberger, 33—Vice President and Controller

     Tricia K. Greenberger has been Vice President and Controller since 2000. Prior to that, she was Vice President–Financial Planning and Control since 1998. Previously, she was Director of Process Improvement since 1996. Prior to that, Ms. Greenberger was a manager with Ernst & Young LLP.

Item 2. Properties

     This table shows the square footage and number of leased and owned properties for our domestic stores as of August 31, 2002:

	No. of Stores	Square Footage

Leased	1,239	7,338,437
Owned	1,829	12,344,820

Total	3,068	19,683,257

     We have 2,998,834 square feet in our distribution centers servicing our auto parts stores, all of which is owned, except for 998,237 square feet that is leased. The distribution centers are located in Arizona, California, Georgia, Illinois, Louisiana, Ohio, Tennessee and Texas.

     Our store support center, which we own, is located in Memphis, Tennessee, and consists of 260,000 square feet. We also own and lease other properties that are not material in the aggregate.

Item 3. Legal Proceedings

     We are a defendant in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc., Wal-mart Stores, Inc., Advance Auto Parts, Inc., O’Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.,” filed in the U.S. District Court for the Eastern District of New York in February 2000. The case was filed by over 100 plaintiffs, principally automotive aftermarket warehouse distributors and jobbers. The plaintiffs claim that the defendants have knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers’ profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. Plaintiffs’ third amended and corrected complaint seeks unspecified damages suffered by each plaintiff (prior to statutory trebling) ranging from several million dollars to $35 million and a permanent injunction prohibiting defendants from committing further violations of the Robinson-Patman Act and from opening any further stores to compete with plaintiffs as long as defendants continue to violate the Act. The litigation is currently in the early stages of discovery. We do not know how the plaintiffs have calculated their alleged damages. We intend to vigorously defend against this action and believe that we have substantive defenses to all of the claims in the complaint.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

     AutoZone’s common stock is listed on the New York Stock Exchange under the symbol “AZO.” On October 15, 2002, there were 2,956 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.

     We do not pay a cash dividend on our common stock. Any payment of dividends in the future is dependent upon our financial condition, capital requirements, earnings, cash flow and other factors.

     The following table sets forth the high and low sales prices per share of common stock, as reported by the New York Stock Exchange, for the periods indicated:

	Price Range of Common Stock

	High	Low

Fiscal Year Ended August 31, 2002:
Fourth quarter	$84.50	$59.20
Third quarter	$80.00	$61.23
Second quarter	$80.00	$61.35
First quarter	$68.00	$38.07
Fiscal Year Ended August 25, 2001:
Fourth quarter	$49.20	$30.32
Third quarter	$31.98	$24.37
Second quarter	$29.75	$24.60
First quarter	$28.00	$21.00

Item 6. Selected Financial Data

	Fiscal Year Ended August

(in thousands, except per share data and selected operating data)	2002(1)	2001(2)	2000	1999	1998

Income Statement Data
Net sales	$5,325,510	$4,818,185	$4,482,696	$4,116,392	$3,242,922
Cost of sales, including warehouse and delivery expenses	2,950,123	2,804,896	2,602,386	2,384,970	1,889,847
Operating, selling, general and administrative expenses	1,604,379	1,625,598	1,368,290	1,298,327	970,768

Operating profit (EBIT)	771,008	387,691	512,020	433,095	382,307
Interest expense – net	(79,860)	(100,665)	(76,830)	(45,312)	(18,204)

Income before income taxes	691,148	287,026	435,190	387,783	364,103
Income taxes	263,000	111,500	167,600	143,000	136,200

Net income	$428,148	$175,526	$267,590	$244,783	$227,903

Diluted earnings per share	$4.00	$1.54	$2.00	$1.63	$1.48

Adjusted weighted average shares for diluted earnings per share	107,111	113,801	133,869	150,257	154,070

Balance Sheet Data
Current assets	$1,450,128	$1,328,511	$1,186,780	$1,225,084	$1,117,090
Working capital	(83,443)	61,857	152,236	224,530	257,261
Total assets	3,477,791	3,432,512	3,333,218	3,284,767	2,748,113
Current liabilities	1,533,571	1,266,654	1,034,544	1,000,554	859,829
Debt	1,194,517	1,225,402	1,249,937	888,340	545,067
Stockholders’ equity	689,127	866,213	992,179	1,323,801	1,302,057

Selected Operating Data
Number of domestic auto parts stores at beginning of year	3,019	2,915	2,711	2,657	1,728
New stores	102	107	208	245	952
Replacement stores	15	16	30	59	12
Closed stores	53	3	4	191	23
Net new stores	49	104	204	54	929
Number of domestic auto parts stores at end of year	3,068	3,019	2,915	2,711	2,657
Number of Mexico auto parts stores at end of year	39	21	13	6	—
Total domestic auto parts store square footage (000s)	19,683	19,377	18,719	17,405	16,499
Average square footage per domestic auto parts store	6,416	6,418	6,422	6,420	6,210
Percentage increase in domestic auto parts store square footage	2%	4%	8%	5%	42%
Percentage increase in domestic auto parts comparable store net sales	9%	4%	5%	5%	3%
Average net sales per domestic auto parts store (000s)	$1,658	$1,543	$1,517	$1,465	$1,568
Average net sales per domestic auto parts store square foot	$258	$240	$236	$232	$238
Total employment	44,179	44,557	43,164	40,483	38,526
Inventory turnover	2.25x	2.39x	2.32x	2.28x	2.26x
Net inventory turnover(3)	11.19x	9.09x	7.52x	7.28x	6.96x
After-tax return on invested capital(4)	19.8%	14.3%	13.3%	12.8%	14.5%
Adjusted debt to EBITDAR(5)	1.81	2.35	2.48	2.23	1.65
Cash flow before share repurchases(6)	$729,868	$390,632	$245,970	$(108,671)	$(317,921)
Return on average equity	55%	19%	23%	19%	19%

(1)	53 weeks. Comparable store sales, average net sales per domestic auto parts store and average net sales per store square foot for fiscal year 2002 have been adjusted to exclude net sales for the 53rd week.

(2)	Fiscal year 2001 operating results include pretax restructuring and impairment charges of $156.8 million, or $0.84 per share after tax.

(3)	Net inventory turnover is calculated as cost of sales divided by the average of beginning and ending merchandise inventories less accounts payable.

(4)	After-tax return on invested capital is calculated as after-tax operating profit (excluding rent) divided by average invested capital (which includes a factor for capitalized leases). After-tax return on invested capital for fiscal 2001 is before nonrecurring charges.

(5)	Adjusted debt to EBITDAR is calculated as debt plus a factor for capitalized leases divided by EBITDAR, or net income plus interest expense, income taxes, depreciation and amortization, and rent. Adjusted debt to EBITDAR for fiscal 2001 is before nonrecurring charges.

(6)	Cash flow before share repurchases is calculated as the change in debt plus share repurchases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     For an understanding of the significant factors that influenced our performance during the past three fiscal years, this financial review should be read in conjunction with the Consolidated Financial Statements presented in this Form 10-K.

Disclosure and Internal Controls

     As of August 31, 2002, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, AutoZone’s management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of August 31, 2002. No significant changes in AutoZone’s internal controls or in other factors have occurred that could significantly affect controls subsequent to August 31, 2002.

Critical Accounting Policies

Product Warranties

     We provide our customers limited warranties on certain products that range from 30 days to lifetime warranties. We provide a reserve for warranty obligations at the time of sale based on each product’s historical return rate. Certain product vendors pay all or a portion of our warranty expense. However, at times, the vendors may not cover all of the warranty expense. If we materially underestimate our warranty expense on products that are not fully warranted to us by our vendors, we may experience a material adverse impact on our reported financial position or results of operations. If we incorrectly estimate our warranty expense, we will recognize any adjustment in income at the time it is determined.

Litigation and Other Contingent Liabilities

     We have received claims related to and been notified that we are a defendant in a number of legal proceedings resulting from our business, such as employment matters, product liability, general liability related to our store premises and alleged violation of the Robinson-Patman Act (as specifically described in Note M to the Consolidated Financial Statements). We calculate contingent loss accruals using our best estimate of our probable and reasonably estimable contingent liabilities, such as lawsuits and our retained liability for insured claims. We do not believe that any of these contingent liabilities, individually or in the aggregate, will have a material adverse effect upon our consolidated financial position or results of operations. However, if our estimates related to these contingent liabilities are incorrect, the future results of operations for any particular fiscal quarter or year could be materially adversely affected. Some of our litigation is being conducted before juries in states where past jury awards have been significant, and we are unable to predict the results of any jury verdict. If we incorrectly estimate our contingent liabilities, we will recognize any adjustment in income at the time it is determined.

Vendor Allowances

     We receive various payments and allowances from our vendors based on volume of purchases and in payment of services that AutoZone provides to the vendors. Monies received from vendors include rebates, allowances and cooperative advertising funds. Typically these funds are determined periodically and are, at times, dependent on projected purchase volumes and advertising plans. Certain vendor allowances are used exclusively for promotions and other direct expenses and are recognized as a reduction to selling, general and administrative expenses when earned. Rebates and other miscellaneous incentives are earned based on purchases and/or product sales. These monies are treated as a reduction of inventories and are recognized as a reduction to cost of sales as the inventories are sold. The amounts to be received are subject to changes in market conditions, vendor marketing strategies and changes in the profitability or sell-through of the related merchandise for AutoZone.

Restructuring and Impairment Charges

     In fiscal 2001, AutoZone recorded restructuring and impairment charges of $156.8 million. The planned closure of 51 domestic auto parts stores and the disposal of real estate projects in process and excess properties accounted for the largest portion, or $56.1 million, of the charge. In fiscal 2002, these stores were closed, and sales of certain excess properties resulted in gains of approximately $2.6 million. Remaining excess properties are currently being marketed for sale. During the third quarter of fiscal 2002, all remaining excess properties were reevaluated. At that time, it was determined that several properties could be developed. This resulted in the reversal of accrued lease obligations totaling $6.4 million. It was also determined that additional writedowns were needed to state remaining excess properties at fair value. These writedowns totaled $9.0 million. Because fiscal 2002 adjustments offset, there was no impact on net income.

     Another portion of the charge, $32.0 million, related to other asset writedowns and the accrual of lease obligations associated with the closure of a supply depot and for the unoccupied ALLDATA office building. During the fourth quarter of fiscal 2002, the ALLDATA office building was sold to a third party. The reserve previously established was adequate to cover the loss incurred on the sale. We continue to pursue the sale, sublease or early termination of the leases associated with the remaining leased facilities.

     We also reserved $30.1 million for inventory rationalization, including a provision for inventory losses in closed stores. All of the scheduled recalls and disposals of inventory took place during fiscal 2002. The reserve was adequate to cover losses incurred.

     Asset writedowns and contractual obligations aggregating $29.9 million related to the planned sale of TruckPro, our heavy-duty truck parts subsidiary, were recorded. In December 2001, TruckPro was sold to a group of investors for cash proceeds of $25.7 million and a promissory note. We have deferred a gain on the sale of $3.6 million due to uncertainties associated with the realization of the gain. Refer to Note K in the Consolidated Financial Statements for further discussion of this transaction.

     The remainder of the restructuring and impairment charges, $8.7 million, related to contractual obligations, severance and other charges. We did not reverse any reserves into income.

     Total remaining accrued obligations for restructuring charges were $18.1 million at August 31, 2002. The following table presents a summary of the activity in accrued obligations for the restructuring charges:

		Contract
		Settlements/	Severance
(in thousands)	Lease Obligations	Terminations	& Other

Beginning balance	$29,576	$6,713	$2,715
Cash outlays/adjustments	11,436	6,713	2,715

Balance at August 31, 2002	$18,140	$—	$—

Fiscal 2002 Compared with Fiscal 2001

     Net sales for fiscal 2002 increased by $507.3 million or 10.5% over net sales for fiscal 2001. Excluding TruckPro, which was sold during the year, net sales increased 13%. The sales increases were attributable to a 9% increase in comparable store sales, or sales for domestic auto parts stores opened at least one year. New store sales in fiscal year 2002 contributed two percentage points and net sales from the 53rd week contributed approximately two percentage points of the increase. Comparable store sales increased as a result of an increase in customer count and an increase in average dollars spent per transaction over the amounts in the prior year.

     At August 31, 2002, we operated 3,068 domestic auto parts stores and 39 in Mexico, compared with 3,019 domestic auto parts stores, 21 in Mexico and 49 TruckPro stores at August 25, 2001.

     Gross profit for fiscal 2002 was $2.4 billion, or 44.6% of net sales, compared with $2.0 billion, or 42.4% of net sales (excluding nonrecurring charges) for fiscal 2001. Gross margin improvement reflected lower product costs, more efficient supply chain costs, reduced inventory shrinkage, the benefits of more strategic and disciplined pricing due to category management and the addition of more value-added, high-margin merchandise than in the prior year.

     Operating, selling, general and administrative expenses for fiscal 2002 increased by $105.5 million over such expenses for fiscal 2001 but declined as a percentage of net sales from 31.1% to 30.1% (excluding nonrecurring charges in the prior year). The improved ratio reflects the fact that revenues rose more rapidly than the growth of store-level expenses (a 1.1 percentage point improvement), combined with operating savings resulting from the restructuring in fiscal year 2001 related to controlling staffing, base salaries and technology spending of 0.4 percentage points. Additionally, the prior year included other expenses related to strategic initiatives not included in the restructuring and impairment charges of 0.3 percentage points. The adoption of new accounting rules for goodwill reduced operating expenses in fiscal 2002 by approximately $8.6 million, or 0.2 percentage points. These improvements in the expense ratio were partially offset by additional bonus, legal, pension and insurance expenses incurred in the current year of 1.1 percentage points.

     Net interest expense for fiscal year 2002 was $79.9 million compared with $100.7 million during fiscal 2001. The decrease in interest expense was primarily due to lower levels of debt compared with the prior fiscal year and lower average interest rates on short term borrowings. Weighted average borrowings for fiscal year 2002 were $1.33 billion, compared with $1.45 billion for fiscal 2001. Additionally, weighted average borrowing rates were lower in the current year compared with the prior year at 4.41% compared with 6.24%.

     AutoZone’s effective income tax rate was 38.1% of pretax income for fiscal 2002 and 38.8% for fiscal 2001. The decrease in the tax rate is due primarily to the change in goodwill accounting.

Fiscal 2001 Compared with Fiscal 2000

     Net sales for fiscal 2001 increased by $335.5 million or 7.5% over net sales for fiscal 2000. Same store sales, or sales for domestic auto parts stores opened at least one year, increased 4%. Additionally, new store sales in fiscal 2001 contributed 3% of the sales increase. The remaining sales increase was due to increased sales in our Mexico stores, ALLDATA and TruckPro. At August 25, 2001, we operated 3,019 domestic auto parts stores compared with 2,915 at August 26, 2000.

     Gross profit for fiscal 2001 (excluding nonrecurring charges) was $2.0 billion, or 42.4% of net sales, compared with $1.9 billion, or 41.9% of net sales, for fiscal 2000. The increase in the gross profit percentage was primarily due to a shift in sales mix to higher gross margin products in the current year and higher warranty expense in the prior year.

     Operating, selling, general and administrative expenses for fiscal 2001 increased by $130.6 million over such expenses for fiscal 2000 (excluding nonrecurring charges) and increased as a percentage of net sales from 30.5% to 31.1%. The increase in the expense ratio was primarily due to an increase in group insurance expenses of 0.1 percentage points, an increase in risk management insurance expenses of 0.1 percentage points, an increase in other expenses related to strategic initiatives not included in the restructuring and impairment charges of 0.3 percentage points and higher levels of payroll of 0.1 percentage points, primarily in the first half of the year.

     Net interest expense for fiscal 2001 was $100.7 million compared with $76.8 million for fiscal 2000. The increase in interest expense is due to higher weighted average borrowings in fiscal 2001 compared with fiscal 2000. Weighted average borrowings were $1.45 billion in fiscal 2001 compared with $1.18 billion in fiscal 2000. Weighted average borrowing rates were slightly lower in fiscal 2001 compared with fiscal 2000 at 6.24% compared with 6.37%.

     AutoZone’s effective income tax rate was 38.8% of pretax income for fiscal 2001 and 38.5% for fiscal 2000.

Liquidity and Capital Resources

Capital Requirements

     AutoZone’s primary capital requirements have been the funding of its continued new-store development program, inventory requirements and stock repurchases. We opened or acquired 1,340 net new domestic auto parts stores from the beginning of fiscal 1998 to August 31, 2002. Cash flow generated from store operations provides us with a significant source of liquidity. Net cash provided by operating activities was $739.1 million in fiscal 2002, $458.9 million in fiscal 2001 and $513.0 million in fiscal 2000. The increase in cash flow from operations in the current year is due primarily to higher net income, a larger increase in accounts payable and accruals and higher employee stock option exercises.

     We invested $117.2 million in capital assets in fiscal 2002 compared with $169.3 million in fiscal year 2001 and $249.7 million in fiscal year 2000. In fiscal 2002, we opened 102 new auto parts stores in the U.S. and 18 in Mexico, replaced 15 U.S. stores and closed 53 U.S. stores. During the year we sold TruckPro, our heavy-duty truck parts subsidiary, which operated 49 stores, for cash proceeds of $25.7 million. Net cash flows used in investing activities were $64.5 million in fiscal 2002, compared with $122.1 million in fiscal 2001 and $242.3 million in fiscal 2000.

     Our new-store development program requires working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required by expansion. We believe that we will be able to continue financing much of our inventory growth through favorable payment terms from suppliers, but there can be no assurance that we will be successful in obtaining such terms.

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

Credit Ratings

     At August 31, 2002, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB+ and a commercial paper rating of A-2. Moody’s Investors Service had assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. Both rating agencies had AutoZone listed as having a “negative outlook.” Subsequent to year end, Standard & Poor’s changed its outlook for AutoZone to “positive” and Moody’s changed its outlook to “stable.” If these credit ratings drop, AutoZone’s interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense will increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited, and obligations under our equity forward agreements may be accelerated, requiring the agreements to be settled prior to their planned settlement date.

Debt Facilities

     We maintain $950 million of revolving credit facilities with a group of banks. Of the $950 million, $300 million expires in May 2003. The remaining $650 million expires in May 2005. The 364-day facility expiring in May 2003 includes a renewal feature as well as an option to extend the maturity date of the then-outstanding debt by one year. The credit facilities exist largely to support commercial paper borrowings and other short term unsecured bank loans. At August 31, 2002, outstanding commercial paper of $223.2 million is classified as long term as we have the ability and intention to refinance it on a long term basis. The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending bank’s base rate (as defined in the agreement) or a competitive bid rate at our option. We have agreed to observe certain covenants under the terms of our credit agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage.

     During fiscal year 2001, we entered into $200 million and $115 million unsecured bank term loans with a group of banks. During fiscal 2002, the $200 million two-year unsecured term loan was increased to $350 million and the maturity was extended to November 2004. The rate of interest payable is a function of LIBOR or the bank’s base rate (as defined in the agreement) at our option.

     After the fiscal year end, on October 1, 2002, we filed a shelf registration with the Securities and Exchange Commission. This filing will allow us to sell as much as $500 million in debt securities for general corporate purposes, including repaying, redeeming or repurchasing existing debt, and/or to fund working capital, capital expenditures, new store openings, stock repurchases and acquisitions. On October 16, 2002, we issued $300 million of 5.875% Senior Notes under the registration statement. The Notes mature in October 2012 and interest is payable semi-annually on April 15 and October 15.

     All of the repayment obligations under our bank lines of credit may be accelerated and come due prior to the scheduled payment date if AutoZone experiences a change in control (as defined in the agreements) of AutoZone or its Board of Directors or if covenants are breached related to total indebtedness and minimum fixed charge coverage. We expect to remain in compliance with these covenants.

Stock Repurchases

     As of August 31, 2002, our Board of Directors had authorized the repurchase of up to $2.3 billion of common stock in the open market. From January 1998 to August 31, 2002, approximately $2.1 billion of common stock had been repurchased, including shares committed under outstanding forward purchase contracts. During fiscal 2002, we repurchased $699.0 million of common stock. The impact of the fiscal 2002 stock repurchases on earnings per share in fiscal 2002 was an increase of $0.16. Subsequent to year end, we repurchased 1.1 million shares in partial settlement of the forward purchase contract outstanding at August 31, 2002, at an average cost of $69.91 per share.

     At times, we utilize equity forward agreements to facilitate our repurchase of common stock and to lock in current market prices for later purchase. Our obligations under the equity forward agreements are not reflected on our balance sheet. AutoZone, at its option, may settle the forward purchase agreements in cash or in common stock.

Financial Commitments

     The following table shows AutoZone’s obligations and commitments to make future payments under contractual obligations:

		Payment Due by Period
	Total
	Contractual		Between	Between
(in thousands)	Obligations	Less than 1 year	1-3 years	4-5 years	Over 5 years

Long term debt	$1,194,517	$—	$1,004,517	$—	$190,000
Synthetic leases	28,194	—	—	28,194	—
Other operating leases	658,554	117,215	190,686	129,289	221,364
Construction obligations	16,034	16,034	—	—	—

	$1,897,299	$133,249	$1,195,203	$157,483	$411,364

     The following table shows AutoZone’s other commitments:

		Amount of Commitment Expiration Per Period
	Total
	Other		Between	Between	Over 5
(in thousands)	Commitments	Less than 1 year	1-3 years	4-5 years	years

Standby letters of credit	$31,715	$31,715	$—	$—	$—
Surety bonds	23,660	23,660	—	—	—
Share repurchase obligations	150,058	150,058	—	—	—

	$205,433	$205,433	$—	$—	$—

     A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover premium and deductible payments to our workers’ compensation carrier.

     In conjunction with our commercial sales program, we offer credit to some of our commercial customers. The receivables related to the credit program are sold to a third party at a discount for cash with limited recourse. AutoZone has established a reserve for this recourse. At August 31, 2002, the receivables facility had an outstanding balance of $23.5 million and the balance of the recourse reserve was $1.9 million.

     AutoZone has a synthetic lease facility of $30 million in total. The facility expires in fiscal 2006. At August 31, 2002, $28.2 million in synthetic lease obligations were outstanding, relating to a small number of our domestic auto parts stores. The synthetic leases qualify as operating leases for accounting purposes and are not reflected as an asset or a liability on our balance sheet. The lease payments on the stores are reflected in the income statement in operating expenses and we depreciate the underlying assets for tax purposes.

     We have subleased some of our leased real property to other entities, including the purchaser of our former TruckPro business. If the purchaser of the TruckPro business becomes unable to meet its obligations under the subleases, we might incur liabilities in connection with the recovery and subsequent sublease or lease termination of the properties.

Inflation

     AutoZone does not believe its operations have been materially affected by inflation. We have been successful, in many cases, in mitigating the effects of merchandise cost increases principally through efficiencies gained through economies of scale, selective forward buying and the use of alternative suppliers.

Seasonality and Quarterly Periods

     AutoZone’s business is somewhat seasonal in nature, with the highest sales occurring in the summer months of June through August, in which average weekly per store sales historically have been about 15% to 25% higher than in the slower months of December through February. During short periods of time, AutoZone’s business is also affected by weather conditions.

     Extremely hot or extremely cold weather tends to enhance sales by causing parts to fail and spurring sales of seasonal products. Mild or rainy weather tends to soften sales as parts failure rates are lower in mild weather and elective maintenance is deferred during periods of rainy weather. Over the long run, the effects of weather balance out, as we have stores throughout the United States.

     Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 weeks (17 weeks in fiscal 2002). Because the fourth quarter contains the seasonally high sales volume and consists of 16 weeks (17 weeks in fiscal 2002), compared to 12 weeks for each of the first three quarters, our fourth quarter represents a disproportionate share of the annual net sales and net income. The fourth quarter of fiscal 2002 represented 34.6% of annual net sales and 41.6% of net income; the fourth quarter of fiscal 2001, excluding nonrecurring charges, represented 34.1% of annual net sales and 43.9% of net income. Fiscal year 2002 consisted of 53 weeks, with the fiscal fourth quarter including 17 weeks.

Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” but retains many of its fundamental provisions. Additionally, SFAS 144 expands the scope of discontinued operations to include more disposal transactions. The provisions of SFAS 144 are effective for AutoZone’s 2003 fiscal year. We do not expect the adoption of SFAS 144 to have a significant financial impact on our Consolidated Financial Statements.

     In June 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a significant financial impact on our Consolidated Financial Statements.

Risk Factors

We may not be able to increase sales by the same historic growth rates.

     We have significantly increased our domestic store count in the past five fiscal years, growing from 1,728 stores at August 30, 1997, to 3,068 stores at August 31, 2002, an average store count increase per year of 14%. We do not plan to continue our store count growth rate at the historic pace. In addition, a portion of our total sales increases each year results from increases in sales at existing stores. We cannot provide any assurance that we can continue to increase same store sales.

Our business depends upon qualified employees.

     At the end of fiscal year 2002, our consolidated employee count was approximately 44,200. We do not know if we can continue to hire and retain qualified employees at current wage rates. In the event of increasing wage rates, if we do not increase our wages competitively, our customer service could suffer by reason of a declining quality of our workforce or, alternatively, our earnings would decrease if we increase our wage rates.

If demand for our products slows, then our business may be materially affected.

     Demand for products sold by our stores depends on many factors. In the short term, it may depend upon:

•	the number of miles vehicles are driven annually, as increased vehicle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices and other factors.

•	the number of vehicles in current service that are seven years old and older, as these vehicles are no longer under the original vehicle manufacturers’ warranty and will need more maintenance and repair than younger vehicles.

•	the weather, as vehicle maintenance may be deferred during periods of severe weather impacting a wide geographic area.

•	the economy. In periods of rapidly declining economic conditions, both do-it-yourself and do-it-for-me customers may defer vehicle maintenance or repair. During periods of expansionary economic conditions, more of our do-it-yourself customers may pay others to repair and maintain their cars instead of working on their own vehicles or they may purchase new vehicles.

     For the long term, demand for our products may depend upon:

•	the quality of the vehicles manufactured by the original vehicle manufacturers and the length of the warranty offered on new vehicles.

•	restrictions on access to diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation.

If we are unable to compete successfully against other businesses that sell the products that we sell, we could lose customers and our revenues and profits may decline.

     The sale of automotive parts, accessories and maintenance items is highly competitive in many areas, including name recognition, product availability, customer service, store location and price, with many competitors. AutoZone competes in both the DIY and commercial auto parts and accessories markets.

     Competitors include national and regional auto parts chains, independently owned parts stores, wholesalers and jobbers, repair shops, car washes and auto dealers, in addition to discount and mass merchandise stores, department stores, hardware stores, supermarkets, drugstores and home stores that sell aftermarket vehicle parts and supplies, chemicals, accessories, tools and maintenance parts. Although we believe we compete effectively on the basis of customer service, including the knowledge and expertise of our AutoZoners, merchandise quality, selection and availability, product warranty, store layout, location and convenience, and the strength of our AutoZone brand name, some competitors may have competitive advantages, such as greater financial and marketing resources, larger stores with more merchandise, longer operating histories, more frequent customer visits and more effective advertising. If we are unable to continue to develop successful competitive strategies or our competitors develop more effective strategies, we could lose customers and our revenues and profits may decline.

If we cannot profitably increase market share in the commercial auto parts business, our sales growth may be limited.

     Although we are one of the largest sellers of auto parts in the commercial “do-it-for-me” market, to increase commercial sales we must compete against automotive aftermarket jobbers and warehouse distributors, in addition to other auto parts retailers that have recently entered the commercial business. Although we believe we compete effectively on the basis of customer service, merchandise quality, selection and availability, and distribution locations, some automotive aftermarket jobbers and warehouse distributors have been in business for substantially longer periods of time than we have, have developed long-term customer relationships and have larger available inventories. We can make no assurances that we can profitably develop new commercial customers or make available inventories required by commercial customers.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     AutoZone is exposed to market risk from changes in foreign exchange and interest rates. To reduce such risks, we may periodically use various financial instruments. To date, foreign exchange exposure has not been material. All hedging transactions are authorized and executed pursuant to policies and procedures. Further, we do not buy or sell financial instruments for trading purposes.

Derivatives and Hedging

     Financial market risk relating to AutoZone’s operations results primarily from changes in interest rates. We comply with Statement of Financial Accounting Standards Nos. 133, 137 and 138 (collectively “SFAS 133”) pertaining to the accounting for derivatives and hedging activities. SFAS 133 requires us to recognize all derivative instruments on the balance sheet at fair value. AutoZone reduces its exposure to increases in interest rates by entering into interest rate swap contracts and treasury lock agreements. All of our interest rate swaps and treasury locks are designated as cash flow hedges.

     AutoZone has utilized interest rate swaps to convert variable rate debt to fixed rate debt. At August 31, 2002, and at August 25, 2001, we held interest rate swap contracts related to $190 million of variable rate debt. Of the $190 million, $115 million of the swaps mature in December 2003 and are used to hedge the variable rate debt associated with AutoZone’s $115 million term loan. The remaining $75 million of swaps expire throughout fiscal years 2003 and 2004, and are used to hedge the variable rate debt associated with commercial paper borrowings. Additionally, at August 31, 2002, we held treasury lock agreements with notional amounts of $300 million that expire in October 2002 and are used to hedge the exposure to variability in future cash flows of anticipated debt transactions. The agreements will be settled upon the issuance of the debt. Upon settlement of the agreements, the realized gain or loss to be paid or received by AutoZone will be amortized as interest expense over the life of the underlying debt.

     In accordance with SFAS 133, AutoZone reflects the current fair value of interest rate swaps and treasury lock agreements on its balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of comprehensive income. These deferred gains and losses are recognized in income in the period in which the related interest rates being hedged have been recognized in expense. However, to the extent that the change in value of an interest rate swap contract or treasury lock agreement does not perfectly offset the change in the value of the interest rate being hedged, that ineffective portion is immediately recognized in income. For the fiscal years ended August 31, 2002, and August 25, 2001, all of our interest rate swap contracts and treasury lock agreements were determined to be highly effective, and no ineffective portion was recognized in income.

     The fair value of AutoZone’s debt was estimated at $1.22 billion as of August 31, 2002, and $1.21 billion as of August 25, 2001, based on the market values of the debt at those dates. Such fair value is greater than the carrying value of debt at August 31, 2002, by $27.2 million and less than the carrying value of debt at August 25, 2001, by $17.3 million. We had $699.8 million of variable rate debt outstanding at August 31, 2002, and $730.4 million outstanding at August 25, 2001. At these borrowing levels, a one percentage point increase in interest rates would have had an unfavorable impact on AutoZone’s pretax earnings and cash flows of $5.1 million in 2002 and $6.6 million in 2001, which includes the effects of interest rate swaps. The primary interest rate exposure on variable rate debt is based on LIBOR.

Item 8. Financial Statements and Supplementary Data

Report of Independent Auditors

Stockholders
AutoZone, Inc.

     We have audited the accompanying consolidated balance sheets of AutoZone, Inc. as of August 31, 2002 and August 25, 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoZone, Inc. at August 31, 2002 and August 25, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note C to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in fiscal year 2002.

/s/ Ernst & Young LLP

Memphis, Tennessee
September 20, 2002, except for the fourth paragraph of Note G, as to which the date is October 16, 2002

Management’s Report

     Management is responsible for the preparation, integrity, and fair presentation of the accompanying consolidated financial statements of the Company and its subsidiaries. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include the best estimates and judgments of management. Management also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the financial statements. The opinion of the independent auditors, Ernst & Young LLP, based upon their audits of the consolidated financial statements, is contained in this Annual Report.

     Management is responsible for maintaining a system of internal control over financial reporting that provides reasonable assurance, at an appropriate cost-benefit relationship, about the reliability of financial reporting. The system contains self-monitoring mechanisms, and is regularly tested by the Company’s internal auditors. Actions are taken to correct deficiencies as they are identified. Even an effective internal control system, no matter how well designed, has inherent limitations – including the possibility of the circumvention or overriding of controls – and therefore can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control system effectiveness may vary over time.

     The Audit Committee of our Company’s Board of Directors, composed solely of independent Directors, regularly meets with the independent auditors, management and internal auditors to discuss the system of internal control over auditing and financial reporting matters. The Committee also meets periodically with the independent auditors and the internal auditors without management present to discuss any matters that may require attention.

     Management assessed the Company’s system of internal control over financial reporting as of August 31, 2002, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of August 31, 2002, the Company’s system of internal control over financial reporting met those criteria.

/s/ Steve Odland	/s/ Michael Archbold

Steve Odland Chairman, President, and Chief Executive Officer Customer Satisfaction	Michael Archbold Senior Vice President and Chief Financial Officer Customer Satisfaction

Consolidated Statements of Income

	Year Ended

	August 31,	August 25,	August 26,
	2002	2001	2000
(in thousands, except per share data)	(53 Weeks)	(52 Weeks)	(52 Weeks)

Net sales	$5,325,510	$4,818,185	$4,482,696
Cost of sales, including warehouse and delivery expenses	2,950,123	2,804,896	2,602,386
Operating, selling, general and administrative expenses	1,604,379	1,498,909	1,368,290
Restructuring and impairment charges	—	126,689	—

Operating profit	771,008	387,691	512,020
Interest expense – net	79,860	100,665	76,830

Income before income taxes	691,148	287,026	435,190
Income taxes	263,000	111,500	167,600

Net income	$428,148	$175,526	$267,590

Weighted average shares for basic earnings per share	104,446	112,834	132,945
Effect of dilutive stock equivalents	2,665	967	924

Adjusted weighted average shares for diluted earnings per share	107,111	113,801	133,869

Basic earnings per share	$4.10	$1.56	$2.01

Diluted earnings per share	$4.00	$1.54	$2.00

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	August 31,	August 25,
(in thousands, except per share data)	2002	2001

Assets
Current assets
Cash and cash equivalents	$6,498	$7,286
Accounts receivable	23,782	19,135
Merchandise inventories	1,375,584	1,242,896
Prepaid expenses	11,690	18,426
Deferred income taxes	32,574	40,768

Total current assets	1,450,128	1,328,511
Property and equipment
Land	502,302	492,287
Buildings and improvements	1,228,604	1,182,880
Equipment	533,121	505,282
Leasehold improvements and interests	114,317	116,639
Construction in progress	53,786	75,223

	2,432,130	2,372,311
Less: Accumulated depreciation and amortization	770,402	661,868

	1,661,728	1,710,443
Other assets
Cost in excess of net assets acquired, net of accumulated amortization of $32,186 in 2002 and 2001	305,390	305,390
Deferred income taxes	60,304	80,593
Other assets	241	7,575

	365,935	393,558

	$3,477,791	$3,432,512

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,145,533	$945,666
Accrued expenses	344,600	292,153
Income taxes payable	43,438	28,835

Total current liabilities	1,533,571	1,266,654
Long term debt	1,194,517	1,225,402
Other liabilities	60,576	74,243
Commitments and contingencies (See notes L and M)	—	—
Stockholders’ equity
Preferred stock, authorized 1,000 shares; no shares issued Common stock, par value $.01 per share, authorized 200,000 shares; 109,962 shares issued and 99,268 shares outstanding in 2002 and 119,518 shares issued and 109,408 shares outstanding in 2001	1,100	1,195
Additional paid-in capital	370,457	295,629
Notes receivable from officers	—	(1,911)
Retained earnings	974,141	825,196
Accumulated other comprehensive loss	(11,603)	(5,308)
Treasury stock, at cost	(644,968)	(248,588)

Total stockholders’ equity	689,127	866,213

	$3,477,791	$3,432,512

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended

	August 31,	August 25,	August 26,
	2002	2001	2000
(in thousands)	(53 Weeks)	(52 Weeks)	(52 Weeks)

Cash flows from operating activities:
Net income	$428,148	$175,526	$267,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	118,255	122,576	117,932
Amortization of intangible and other assets	—	8,757	8,868
Deferred income tax expense (benefit)	28,483	(46,981)	39,338
Restructuring and impairment charges	—	156,822	—
Income tax benefit realized from exercise of options	42,159	13,495	4,050
Net change in accounts receivable and prepaid expenses	(12,879)	10,562	7,764
Net change in merchandise inventories	(168,150)	(164,164)	20,715
Net increase in accounts payable and accrued expenses	285,329	187,801	61,382
Net increase in income taxes payable	13,743	10,798	4,966
Net change in other assets and liabilities	4,003	(16,255)	(19,645)

Net cash provided by operating activities	739,091	458,937	512,960

Cash flows from investing activities:
Capital expenditures	(117,239)	(169,296)	(249,657)
Proceeds from sale of business	25,723	—	—
Proceeds from disposal of capital assets	25,094	44,601	11,771
Notes receivable from officers	1,911	2,552	(4,463)

Net cash used in investing activities	(64,511)	(122,143)	(242,349)

Cash flows from financing activities:
Net change in commercial paper	(162,247)	(381,853)	234,300
Net proceeds from debentures/notes	150,000	465,000	—
Net change in unsecured bank loans	(15,000)	(105,000)	120,000
Net proceeds from sale of common stock	55,676	48,410	5,455
Purchase of treasury stock	(698,983)	(366,097)	(639,925)
Other	(4,814)	3,063	10,610

Net cash used in financing activities	(675,368)	(336,477)	(269,560)

Net increase (decrease) in cash and cash equivalents	(788)	317	1,051
Cash and cash equivalents at beginning of year	7,286	6,969	5,918

Cash and cash equivalents at end of year	$6,498	$7,286	$6,969

Supplemental cash flow information:
Interest paid, net of interest cost capitalized	$77,935	$97,968	$74,745
Income taxes paid	$178,417	$100,702	$123,036

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity

					Accumulated
		Additional			Other
	Common	Paid-in	Notes	Retained	Comprehensive	Treasury
(in thousands)	Stock	Capital	Receivable	Earnings	Loss	Stock	Total

Balance at August 28, 1999	$1,540	$289,084	$—	$1,296,528	$(3)	$(263,348)	$1,323,801
Net income				267,590			267,590
Foreign currency translation adjustment					(2)		(2)

Comprehensive income							267,588
Issuance of notes receivable from officers			(4,463)				(4,463)
Purchase of 23,208 shares of treasury stock		3,315				(607,567)	(604,252)
Sale of 361 shares of common stock under stock option and stock purchase plans	3	5,452					5,455
Tax benefit of exercise of stock options		4,050					4,050

Balance at August 26, 2000	1,543	301,901	(4,463)	1,564,118	(5)	(870,915)	992,179
Net income				175,526			175,526
Foreign currency translation adjustment					294		294
Unrealized loss on interest rate swap contracts					(5,597)		(5,597)

Comprehensive income							170,223
Repayments of notes receivable from officers			2,552				2,552
Purchase of 14,345 shares of treasury stock		5,451				(366,097)	(360,646)
Retirement of 37,000 shares of treasury stock	(370)	(71,781)		(914,448)		986,599	—
Sale of 2,061 shares of common stock under stock option and stock purchase plans	22	46,563				1,825	48,410
Tax benefit of exercise of stock options		13,495					13,495

Balance at August 25, 2001	1,195	295,629	(1,911)	825,196	(5,308)	(248,588)	866,213
Net income				428,148			428,148
Foreign currency translation adjustment					(1,447)		(1,447)
Unrealized loss on interest rate swap contracts and treasury lock agreements					(4,848)		(4,848)

Comprehensive income							421,853
Repayments of notes receivable from officers			1,911				1,911
Purchase of 12,591 shares of treasury stock		298				(698,983)	(698,685)
Retirement of 12,000 shares of treasury stock	(120)	(23,280)		(279,203)		302,603	—
Sale of 2,563 shares of common stock under stock option and stock purchase plans	25	55,651					55,676
Tax benefit of exercise of stock options		42,159					42,159

Balance at August 31, 2002	$1,100	$370,457	$—	$974,141	$(11,603)	$(644,968)	$689,127

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

     Business: The Company is principally a retailer of automotive and light truck parts, chemicals and accessories. At the end of fiscal 2002, the Company operated 3,068 domestic auto parts stores in 44 states and the District of Columbia and 39 auto parts stores in Mexico. The Company also sells products online at autozone.com. In addition, the Company sells automotive diagnostic and repair software through ALLDATA and through alldatadiy.com.

     Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks ending on the last Saturday in August.

     Basis of Presentation: The consolidated financial statements include the accounts of AutoZone, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated in consolidation.

     Merchandise Inventories: Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method.

     Property and Equipment: Property and equipment is stated at cost. Depreciation is computed principally by the straight-line method over the following estimated useful lives: buildings and improvements, 5 to 50 years; equipment, 3 to 10 years; and leasehold improvements and interests, 5 to 15 years. Leasehold improvements and interests are amortized over the terms of the leases.

     Intangible Assets: The cost in excess of fair value of net assets of businesses acquired is recorded as goodwill and, prior to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) in fiscal 2002, goodwill was amortized on a straight-line basis over 40 years. Refer to Note C for the impact of the adoption of SFAS 142 on the Consolidated Financial Statements.

     Preopening Expenses: Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

     Advertising Costs: The Company expenses advertising costs as incurred. Advertising expense, net of vendor funding, was approximately $17.5 million in fiscal 2002, $20.7 million in fiscal 2001 and $14.4 million in fiscal 2000.

     Shipping and Handling Costs: The Company does not charge the customer separately for shipping and handling. The cost the Company incurs to ship products to the stores for delivery to the customer is included in cost of sales in the Consolidated Statements of Income.

     Warranty Costs: The Company provides its customers with a warranty on certain products. Estimated warranty obligations are provided at the time of sale of the product.

     Financial Instruments: The Company has certain financial instruments, including cash, accounts receivable and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short maturities. A discussion of the carrying values and fair values of the Company’s debt is included in Note G, while a discussion of the Company’s fair values of its derivatives is included in the section entitled “Derivative Instruments and Hedging Activities” in Note A.

     Income Taxes: The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Cash Equivalents: Cash equivalents consist of investments with maturities of 90 days or less at the date of purchase.

     Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

     Earnings Per Share: Basic earnings per share is based on the weighted average outstanding common shares. Diluted earnings per share is based on the weighted average outstanding shares adjusted for the effect of common stock equivalents.

     Revenue Recognition: The Company recognizes sales revenue at the time the sale is made and the product is delivered to the customer.

     Impairment of Long-Lived Assets: The Company routinely reviews performance at the store level to identify any stores with current period operating losses that should be considered for impairment. As part of this review, the Company compares the sum of the expected future cash flows with the carrying amounts of the assets. If impairments are indicated, the amount by which the carrying amount of the assets exceeded the fair value of the assets is recognized as an impairment loss.

     Derivative Instruments and Hedging Activities: The Company complies with Statement of Financial Accounting Standards Nos. 133, 137 and 138 (collectively “SFAS 133”) pertaining to the accounting for derivatives and hedging activities. SFAS 133 requires the Company to recognize all derivative instruments on the balance sheet at fair value. The adoption of SFAS 133 impacted the accounting for the Company’s interest rate hedging program. The Company reduces its exposure to increases in interest rates by entering into interest rate swap contracts and treasury lock agreements. All of the Company’s interest rate swaps and treasury locks are designated as cash flow hedges. At August 31, 2002, and August 25, 2001, the Company had interest rate swap contracts with notional amounts totaling $190 million. Additionally, at August 31, 2002, the Company had treasury lock agreements with notional amounts totaling $300 million. The fair values of the interest rate swaps and treasury lock agreements were a liability of $10.4 million at August 31, 2002, and the fair values of the interest rate swaps were a liability of $5.6 million at August 25, 2001. The interest rate swap contracts mature in fiscal years 2003 and 2004 and the treasury lock agreements mature in fiscal 2003.

     The Company reflects the current fair value of interest rate swaps and treasury lock agreements on its balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of comprehensive income. These deferred gains and losses are recognized in income in the period in which the related interest rates being hedged have been recognized in expense. However, to the extent that the change in value of an interest rate swap contract or treasury lock agreement does not perfectly offset the change in the value of the interest rate being hedged, that ineffective portion is immediately recognized in income. For the fiscal years ended August 31, 2002, and August 25, 2001, all of our interest rate swap contracts and treasury lock agreements were determined to be highly effective, and no ineffective portion was recognized in income.

     The Company primarily executes derivative transactions with major financial institutions. These counterparties expose the Company to credit risk in the event of non-performance. The amount of such exposure is limited to the unpaid portion of amounts due to the Company pursuant to the terms of the derivative financial instruments, if any. Although there are no collateral requirements, if a downgrade in the credit rating of these counterparties occurs, management believes that this exposure is mitigated by provisions in the derivative agreements which allow for the legal right of offset of any amounts due to the Company from the counterparties with any amounts payable to the counterparties by the Company. As a result, management considers the risk of counterparty default to be minimal.

     Recently Issued Accounting Standards: In October 2001, the Financial Accounting Standards Board issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” but retains many of its fundamental provisions. Additionally, SFAS 144 expands the scope of discontinued operations to include more disposal transactions. The provisions of SFAS 144 are effective for the Company’s 2003 fiscal year. The Company does not expect the adoption of SFAS 144 to have a significant financial impact on its Consolidated Financial Statements.

     In June 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a significant financial impact on its Consolidated Financial Statements.

     Reclassifications: Certain prior year amounts have been reclassified to conform with the fiscal 2002 presentation.

Note B – Restructuring and Impairment Charges

     In fiscal 2001, the Company recorded restructuring and impairment charges of $156.8 million. The planned closure of 51 domestic auto parts stores and the disposal of real estate projects in process and excess properties accounted for the largest portion, or $56.1 million, of the charge. In fiscal 2002, these stores were closed, and sales of certain excess properties resulted in gains of approximately $2.6 million. Remaining excess properties are currently being marketed for sale. During the third quarter of fiscal 2002, all remaining excess properties were reevaluated. At that time, it was determined that several properties could be developed. This resulted in the reversal of accrued lease obligations totaling $6.4 million. It was also determined that additional writedowns were needed to state remaining excess properties at fair value. These writedowns totaled $9.0 million. Because fiscal 2002 adjustments offset, there was no impact on net income.

     Another portion of the charge, $32.0 million, related to other asset writedowns and the accrual of lease obligations associated with the closure of a supply depot and for the unoccupied ALLDATA office building. During the fourth quarter of fiscal 2002, the ALLDATA office building was sold to a third party. The reserve previously established was adequate to cover the loss incurred on the sale. The Company continues to pursue the sale, sublease or early termination of the leases associated with the remaining leased facilities.

     The Company also reserved $30.1 million for inventory rationalization, including a provision for inventory losses in closed stores. All of the scheduled recalls and disposals of inventory took place during fiscal 2002 and the reserve was adequate to cover all losses incurred.

     The Company recorded asset writedowns and contractual obligations aggregating $29.9 million related to the planned sale of TruckPro, its heavy-duty truck parts subsidiary. In December 2001, TruckPro was sold to a group of investors for cash proceeds of $25.7 million and a promissory note. The Company has deferred a gain on the sale of $3.6 million due to uncertainties associated with the realization of the gain. Refer to Note K for further discussion of this transaction.

     The remainder of the restructuring and impairment charges, $8.7 million, related to contractual obligations, severance and other charges. The Company did not reverse any reserves into income.

     Total remaining accrued obligations for restructuring charges were $18.1 million at August 31, 2002. The following table presents a summary of the activity in accrued obligations for the restructuring charges:

		Contract
		Settlements/	Severance
(in thousands)	Lease Obligations	Terminations	& Other

Beginning balance	$29,576	$6,713	$2,715
Cash outlays/adjustments	11,436	6,713	2,715

Balance at August 31, 2002	$18,140	$—	$—

Note C — Amortization of Goodwill

     On August 26, 2001, the Company adopted SFAS 142. Under SFAS 142, goodwill amortization ceased upon adoption of the new standard. Had the application of the non-amortization provisions of SFAS 142 not been adopted, net income would have been reduced by $5.4 million ($0.05 per share) in the fiscal year ended August 31, 2002. The new rules also require an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. During the second quarter of fiscal 2002, the Company performed the first of the required impairment tests of goodwill. No impairment loss resulted from the initial goodwill impairment test, or from the annual impairment test that was performed during the fourth quarter of fiscal 2002. The pro forma effects of the adoption of SFAS 142 on the results of operations for periods prior to fiscal year 2002 are as follows:

	Year ended

	August 31,	August 25,	August 26,
(in thousands, except per share data)	2002	2001	2000

Reported net income:	$428,148	$175,526	$267,590
Goodwill amortization, net of tax	—	5,359	5,453

Adjusted net income	$428,148	$180,885	$273,043

Basic earnings per share:
Reported net income	$4.10	$1.56	$2.01
Goodwill amortization, net of tax	—	0.05	0.04

Adjusted net income	$4.10	$1.61	$2.05

Diluted earnings per share:
Reported net income	$4.00	$1.54	$2.00
Goodwill amortization, net of tax	—	0.05	0.04

Adjusted net income	$4.00	$1.59	$2.04

Note D – Accrued Expenses

Accrued expenses at August 31, 2002, and August 25, 2001, consisted of the following:

	August 31,	August 25,
(in thousands)	2002	2001

Medical and casualty insurance claims	$83,813	$70,719
Accrued compensation and related payroll taxes	78,656	49,589
Property and sales taxes	51,379	45,030
Accrued sales and warranty returns	82,035	63,467
Other	48,717	63,348

	$344,600	$292,153

     Note E – Income Taxes

     At August 31, 2002, the Company had federal tax net operating loss carryforwards (NOLs) of approximately $31.3 million that expire in years 2007 through 2017. These carryforwards resulted from the Company’s acquisition of Chief Auto Parts Inc., and ADAP, Inc. (which had been doing business as “Auto Palace”) in fiscal 1998. The use of the federal tax NOLs is limited to future taxable earnings of these companies and is subject to annual limitations. A valuation allowance of $8.7 million in fiscal 2002 and fiscal 2001 relates to these carryforwards. In addition, some of the Company’s subsidiaries have state tax NOLs that expire in years 2003 through 2022. The use of the NOLs is limited to future taxable earnings of these subsidiaries and may be subject to annual limitations. Valuation allowances of $5.7 million in fiscal 2002 and $6.1 million in fiscal 2001 relate to these carryforwards.

     The provision for income tax expense for each of the last three fiscal years consisted of the following:

	Year Ended

	August 31,	August 25,	August 26,
(in thousands)	2002	2001	2000

Current:
Federal	$210,457	$144,538	$119,259
State	24,060	13,943	9,003

	234,517	158,481	128,262
Deferred:
Federal	26,200	(42,380)	35,762
State	2,283	(4,601)	3,576

	28,483	(46,981)	39,338

	$263,000	$111,500	$167,600

     Significant components of the Company’s deferred tax assets and liabilities were as follows:

	August 31,	August 25,
(in thousands)	2002	2001

Net deferred tax assets:
Net operating loss and credit carryforwards	$25,590	$25,226
Insurance reserves	25,930	22,804
Warranty reserves	30,660	23,684
Closed store reserves	20,398	25,585
Inventory reserves	4,108	14,256
Other	559	24,598

	107,245	136,153
Less: Valuation allowance	(14,367)	(14,792)

	$92,878	$121,361

     The following table presents a reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate of 35% to income before income taxes.

	Year Ended

	August 31,	August 25,	August 26,
(in thousands)	2002	2001	2000

Expected tax at statutory rate	$241,902	$100,459	$152,317
State income taxes, net	17,123	6,072	8,176
Other	3,975	4,969	7,107

	$263,000	$111,500	$167,600

Note F – Interest Expense

     Net interest expense for each of the last three fiscal years consisted of the following:

	Year Ended

	August 31,	August 25,	August 26,
(in thousands)	2002	2001	2000

Interest expense	$80,466	$102,667	$79,908
Interest income	(169)	(623)	(305)
Capitalized interest	(437)	(1,379)	(2,773)

	$79,860	$100,665	$76,830

Note G – Financing Arrangements

     The Company’s long term debt as of August 31, 2002, and August 25, 2001, consisted of the following:

	August 31,	August 25,
(in thousands)	2002	2001

6% Notes due November 2003	$150,000	$150,000
6.5% Debentures due July 2008	190,000	190,000
7.99% Notes due April 2006	150,000	150,000
Bank term loan due December 2003, interest rate of 3.11% at August 31, 2002, and 4.95% at August 25, 2001	115,000	115,000
Bank term loan due November 2004, interest rate of 2.56% at August 31, 2002, and 4.69% at August 25, 2001	350,000	200,000
Commercial paper, weighted average interest rate of 2.1% at August 31, 2002, and 3.9% at August 25, 2001	223,200	385,447
Unsecured bank loans	—	15,000
Other	16,317	19,955

	$1,194,517	$1,225,402

     The Company maintains $950 million of revolving credit facilities with a group of banks. Of the $950 million, $300 million expires in May 2003. The remaining $650 million expires in May 2005. The 364-day facility expiring in May 2003 includes a renewal feature as well as an option to extend the maturity date of the then-outstanding debt by one year. The credit facilities exist largely to support commercial paper borrowings and other short term unsecured bank loans. At August 31, 2002, outstanding commercial paper of $223.2 million is classified as long term as the Company has the ability and intention to refinance it on a long term basis. The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending bank’s base rate (as defined in the agreement) or a competitive bid rate at the option of the Company. The Company has agreed to observe certain covenants under the terms of its credit agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage.

     During the fiscal year 2001, the Company entered into $200 million and $115 million unsecured bank term loans with a group of banks. During fiscal 2002, the $200 million two-year unsecured term loan was increased to $350 million and the maturity was extended to November 2004. The rate of interest payable is a function of LIBOR or the bank’s base rate (as defined in the agreement) at the option of the Company.

     Subsequent to year end, on October 1, 2002, the Company filed a shelf registration with the Securities and Exchange Commission. This filing will allow the Company to sell as much as $500 million in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing existing debt, and/or to fund working capital, capital expenditures, new store openings, stock repurchases and acquisitions. On October 16, 2002, the Company issued $300 million of 5.875% Senior Notes under the registration statement. The Notes mature in October 2012, and interest is payable semi-annually on April 15 and October 15.

     All of the Company’s debt is unsecured, except for $11.6 million, which is collateralized by property. Maturities of long-term debt are $265.0 million for fiscal 2004, $589.5 million for fiscal 2005, $150.0 million for fiscal 2006 and $190.0 million thereafter.

     The fair value of the Company’s debt was estimated at $1.22 billion as of August 31, 2002, and $1.21 billion as of August 25, 2001, based on the market values of the debt at those dates. Such fair value is greater than the carrying value of debt at August 31, 2002, by $27.2 million and less than the carrying value of debt at August 25, 2001, by $17.3 million. The Company had $699.8 million of variable rate debt outstanding at August 31, 2002, and $730.4 million outstanding at August 25, 2001.

Note H – Stock Repurchase Program

     As of August 31, 2002, the Board of Directors had authorized the Company to repurchase up to $2.3 billion of common stock in the open market. In fiscal 2002, the Company repurchased 12.6 million shares of its common stock at an aggregate cost of $699.0 million. Since fiscal 1998, the Company has repurchased a total of 59.8 million shares at an aggregate cost of $1.9 billion. At times, the Company utilizes equity forward agreements to facilitate its repurchase of common stock. At August 31, 2002, the Company held equity forward contracts that relate to the purchase of approximately 2.2 million shares of common stock at an average cost of $68.82 per share, all of which mature in fiscal 2003. The Company, at its option, may settle the forward contracts in cash or common stock. The Company has historically settled all similar contracts in cash. In accordance with the provisions of Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” these contracts qualify as equity instruments and are not reflected in the Company’s Consolidated Balance Sheets. Due to fluctuations in the Company’s stock price, when the Company settles these forward contracts, the settlement price may be above or below the market price of the underlying common stock.

     Subsequent to year end, the Company purchased 1.1 million shares in partial settlement of the forward contract outstanding at August 31, 2002, at an average cost of $69.91 per share.

Note I – Employee Stock Plans

     The Company has granted options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. Options are exercisable in a one to seven year period, and expire ten years after the grant date. A summary of outstanding stock options is as follows:

	Wtd. Avg.	Number
	Exercise Price	of Shares

Outstanding August 28, 1999	$24.95	10,500,406
Granted	$25.96	1,960,256
Exercised	$7.13	(520,186)
Canceled	$28.27	(1,172,854)

Outstanding August 26, 2000	$25.64	10,767,622
Granted	$25.53	908,566
Exercised	$22.12	(2,135,328)
Canceled	$27.16	(1,084,683)

Outstanding August 25, 2001	$26.33	8,456,177
Granted	$46.88	1,134,064
Exercised	$25.26	(2,621,247)
Canceled	$29.50	(684,435)

Outstanding August 31, 2002	$30.09	6,284,559

     The following table summarizes information about stock options outstanding at August 31, 2002:

		Options Outstanding		Options Exercisable

		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
Range of Exercise	No. of	Exercise	Contractual	No. of	Exercise
Price	Options	Price	Life (in years)	Options	Price

$4.86 - $24.63	1,495,805	$22.88	6.09	649,860	$21.97
$24.94 - $26.14	1,383,331	$25.50	5.38	665,948	$25.31
$26.38 - $28.63	1,274,555	$27.70	5.03	536,675	$27.65
$29.13 - $43.90	1,968,304	$37.48	7.53	254,202	$32.55
$45.53 - $73.20	162,564	$64.63	9.35	6,500	$45.53

$4.86 - $73.20	6,284,559	$30.09	6.26	2,113,185	$25.81

     Options to purchase 2.1 million shares at August 31, 2002, 2.9 million shares at August 25, 2001, and 3.5 million shares at August 26, 2000, were exercisable. Shares reserved for future grants were 4.7 million at August 31, 2002.

     Pro forma information is required by SFAS 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation expense for stock options has been recognized. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed in SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

	Year Ended

	August 31,	August 25,	August 26,
(in thousands, except per share data)	2002	2001	2000

Net income:
As reported	$428,148	$175,526	$267,590
Pro forma	$419,179	$168,581	$258,374
Basic earnings per share:
As reported	$4.10	$1.56	$2.01
Pro forma	$4.01	$1.50	$1.95
Diluted earnings per share:
As reported	$4.00	$1.54	$2.00
Pro forma	$3.91	$1.48	$1.93

     The effects of applying SFAS 123 and the results obtained through the use of the Black-Scholes option pricing model in this pro forma disclosure are not necessarily indicative of future amounts. The weighted average fair value of the stock options granted was $16.10 per share during fiscal 2002, $10.19 per share during fiscal 2001 and $11.92 per share during fiscal 2000. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2002, 2001 and 2000:

	Year Ended

	August 31,	August 25,	August 26,
	2002	2001	2000

Expected price volatility	39%	37%	36%
Risk-free interest rates range	2.15% – 3.21%	3.76% – 4.54%	6.08% – 6.18%
Expected lives range in years	4.79 – 8.79	4.83 – 8.83	4.67 – 8.67

     Stock options that could potentially dilute basic earnings per share in the future, that were not included in the fully diluted computation because they would have been antidilutive, were 0.1 million shares at August 31, 2002, and 7.5 million shares at August 26, 2000.

     The Company also has an employee stock purchase plan under which all eligible employees may purchase common stock at 85% of fair market value (determined quarterly) through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or ten percent of compensation, whichever is less. Under the plan, 0.1 million shares were sold in fiscal 2002, 0.2 million shares were sold in fiscal 2001 and 0.3 million shares were sold in fiscal 2000. The Company repurchased 0.3 million shares in fiscal year 2002 and 0.2 million shares in fiscal years 2001 and 2000 for sale to employees under the plan. At August 31, 2002, 0.7 million shares of common stock were reserved for future issuance under this plan.

     The Amended and Restated Executive Stock Purchase Plan permits senior Company executives to purchase common stock up to 25 percent of their annual salary and bonus after the limits under the employee stock purchase plan have been exceeded. The Company has reserved 0.3 million shares for issuance under the plan.

     Under the Fourth Amended and Restated Directors Stock Option Plan each non-employee director will receive an option to purchase 1,500 shares of common stock on January 1 of each year. In addition, as long as the non-employee director owns common stock valued at least equal to five times the value of the annual fee paid to such director, that director will receive an additional option to purchase 1,500 shares as of January 1 of each year. New directors receive options to purchase 3,000 shares plus a grant of an option to purchase a number of shares equal to the annual option grant, prorated for the time in service for the year.

     Under the Second Amended and Restated Directors Compensation Plan a director may receive no more than one-half of the annual and meeting fees immediately in cash, and the remainder of the fees must be taken in either common stock or the fees deferred in units with value equivalent to the value of a share of common stock as of the grant date (“stock appreciation rights”).

Note J – Pension and Savings Plan

     Substantially all full-time employees are covered by a defined benefit pension plan. The benefits are based on years of service and the employee’s highest consecutive five-year average compensation. In addition, the Company has established a supplemental defined benefit pension plan for certain highly compensated employees.

     The Company makes annual contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The following table sets forth the plans’ funded status and amounts recognized in the Company’s financial statements:

	August 31,	August 25,
(in thousands)	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$91,993	$66,990
Service cost	13,500	10,339
Interest cost	6,861	5,330
Actuarial losses	5,802	11,437
Benefits paid	(1,151)	(2,103)

Benefit obligation at end of year	117,005	91,993
Change in plan assets:
Fair value of plan assets at beginning of year	73,735	65,379
Actual (loss) return on plan assets	(2,242)	1,285
Company contributions	12,964	9,652
Benefits paid	(1,151)	(2,103)
Administrative expenses	—	(478)

Fair value of plan assets at end of year	83,306	73,735
Reconciliation of funded status:
Underfunded status of the plans	(33,699)	(18,258)
Unrecognized net actuarial losses	31,360	17,953
Unamortized prior service cost	(1,738)	(2,167)

Accrued benefit cost	$(4,077)	$(2,472)

	Year Ended

	August 31,	August 25,	August 26,
(in thousands)	2002	2001	2000

Components of net periodic benefit cost:
Service cost	$13,500	$10,339	$9,778
Interest cost	6,861	5,330	4,523
Expected return on plan assets	(6,255)	(6,555)	(5,617)
Amortization prior service cost	(568)	(518)	(605)
Recognized net actuarial losses	1,030	—	540

Net periodic benefit cost	$14,568	$8,596	$8,619

     The actuarial present value of the projected benefit obligation was determined using weighted average discount rates of 7.0% at August 31, 2002, 7.5% at August 25, 2001, and 8% at August 26, 2000. The assumed increases in future compensation levels were generally 5-10% based on age in fiscal 2002, 2001 and 2000. The expected long-term rate of return on plan assets was 8.0% at August 31, 2002, and 9.5% at August 25, 2001, and August 26, 2000. Prior service cost is amortized over the estimated average remaining service lives of the plan participants and the unrecognized actuarial loss is amortized over the remaining service period of 8.37 years at August 31, 2002.

     The Company has also established a defined contribution plan (“401(k) plan”) pursuant to Section 401(k) of the Internal Revenue Code. The 401(k) plan covers substantially all employees that meet the plan’s service requirements. The Company makes matching contributions, on an annual basis, up to a specified percentage of employees’ contributions as approved by the Board of Directors. The Company made matching contributions to employee accounts in connection with the 401(k) plan of $1.4 million in fiscal years 2002 and 2001 and $1.2 million in fiscal 2000.

Note K – Sale of TruckPro Business

     In December 2001, the Company’s heavy-duty truck parts business was sold to a group of investors in exchange for cash and a six-year note. The Company has deferred a gain of $3.6 million related to the sale due to uncertainties associated with the realization of the gain. The Company has subleased some of the TruckPro properties to the purchaser of the TruckPro business for an initial term of not less than twenty years.

Note L – Leases

     A portion of the Company’s retail stores, distribution centers and certain equipment is leased. Most of these leases include renewal options and some include options to purchase and provisions for percentage rent based on sales. In addition, some of the leases contain guaranteed residual values.

     Rental expense was $99.0 million in fiscal 2002, $100.4 million in fiscal 2001 and $95.7 million for fiscal 2000. Percentage rentals were insignificant.

     Minimum annual rental commitments under non-cancelable operating leases were as follows at the end of fiscal 2002 (in thousands):

Year	Amount

2003	$117,215
2004	103,982
2005	86,704
2006	73,085
2007	56,204
Thereafter	221,364

$658,554

Note M – Commitments and Contingencies

     Construction commitments, primarily for new stores, totaled approximately $16 million at August 31, 2002.

     AutoZone, Inc., and several of its subsidiaries are defendants in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc., Wal-mart Stores, Inc., Advance Auto Parts, Inc., O’Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.,” filed in the U.S. District Court for the Eastern District of New York in February 2000. The case was filed by over 100 plaintiffs, principally automotive aftermarket warehouse distributors and jobbers. The plaintiffs claim that the defendants have knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers’ profits and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. Plaintiffs’ third amended and corrected complaint seeks unspecified damages suffered by each plaintiff (prior to statutory trebling) ranging from several million dollars to $35 million and a permanent injunction prohibiting defendants from committing further violations of the Robinson-Patman Act and from opening any further stores to compete with plaintiffs as long as defendants continue to violate the Act. The litigation is currently in the early stages of discovery. The Company does not know how the plaintiffs have calculated their alleged damages. The Company intends to vigorously defend against this action and believes that it has substantive defenses to all of the claims in the complaint.

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

     The Company is self-insured for workers’ compensation, automobile, general and product liability and property losses. The Company is also self-insured for health care claims for eligible active employees. The Company maintains certain levels for stop loss coverage for each self-insured plan. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.

Note N – Segment Reporting

     The Company manages its business on the basis of one reportable segment. See Note A for a brief description of the Company’s business. As of August 31, 2002, the majority of the Company’s operations were located within the United States. The Company also has operations in Mexico, however, the Mexico operations comprise less than three percent of consolidated revenues, profit and assets. The following data is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Year Ended

	August 31,	August 25,	August 26,
(in thousands)	2002	2001	2000

Primary business focus:
Net sales:
U.S. Retail	$4,621,234	$4,134,326	$3,871,424
AZ Commercial	531,776	443,533	396,729
Other	172,500	240,326	214,543

	$5,325,510	$4,818,185	$4,482,696

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Officers of the Registrant

     The information required by this item is incorporated by reference to Part I of this document and to the definitive Proxy Statement to be filed within 120 days of August 31, 2002, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 12, 2002.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference to the definitive Proxy Statement to be filed within 120 days of August 31, 2002, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 12, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the definitive Proxy Statement to be filed within 120 days of August 31, 2002, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 12, 2002.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to the definitive Proxy Statement to be filed within 120 days of August 31, 2002, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 12, 2002.

Item 14. Controls and Procedures

     As of August 31, 2002, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, AutoZone’s management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of August 31, 2002. No significant changes in AutoZone’s internal controls or in other factors have occurred that could significantly affect controls subsequent to August 31, 2002.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a)  1. Financial Statements

     The following financial statements for the fiscal year ended August 31, 2002, are incorporated herein by reference to Item 8:

Report of Independent Auditors
Consolidated Statements of Income for the fiscal years ended August 31,
2002, August 25, 2001, and August 26, 2000
Consolidated Balance Sheets as of August 31, 2002, and August 25, 2001
Consolidated Statements of Cash Flows for the fiscal years ended August 31,
2002, August 25, 2001, and August 26, 2000
Consolidated Statements of Stockholders’ Equity for the fiscal years ended
August 31, 2002, August 25, 2001, and August 26, 2000
Notes to Consolidated Financial Statements

     2.     Financial Statement Schedule II — Valuation and Qualifying Accounts

     All other schedules are omitted because the information is not required or because the information required is included in the financial statements or notes thereto.

     3.     The following exhibits are filed as a part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.
3.2	Third Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.
4.1	Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 17, 1998.
4.2	Letter Agreement dated October 10, 2000 between AutoZone, Inc., and ESL Investments, Inc., dated October 10, 2000. Incorporated by reference to Exhibit 10.2 to Form 8-K dated October 10, 2000.
4.3	Second Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to the Form 10-Q for the quarter ended November 20, 1999.

*10.1	Fourth Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 4, 2002.
*10.2	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended August 26, 2000.
*10.3	Second Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Appendix B to the definitive Proxy Statement as filed with the Securities and Exchange Commission on November 2, 1998.
10.4	Amended and Restated Agreement between J.R. Hyde, III, and AutoZone, Inc., dated October 23, 1997. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1997.
*10.5	AutoZone, Inc. 2000 Executive Incentive Compensation Plan. Incorporated by reference to Exhibit A to the definitive Proxy Statement for the annual meeting of stockholders held December 9, 1999.
*10.6	AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended February 12, 2000.
*10.7	Form of Demand Promissory Note granted by certain executive officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 26, 2000.
*10.8	Form of Demand Promissory Note granted by certain executive officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended February 12, 2000.
*10.9	Form of Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1999.
*10.10	Form of Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 22, 1999.

*10.11	Form of Employment and Non-Compete Agreement between AutoZone, Inc., and various executive officers. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended November 22, 1999.
*10.12	Form of Demand Promissory Note granted by certain officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarter ended November 22, 1999.
*10.13	Employment and Non-Compete Agreement between Steve Odland and AutoZone, Inc., dated January 29, 2001. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended February 10, 2001.
10.14	Amended and Restated Credit Agreement dated as of May 21, 2002, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Fleet National Bank, as Administrative Agent and JPMorgan Chase Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.4 of the Form 8-K dated October 1, 2002.
10.15	Five-Year Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Bank of America, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 6, 2000.
10.16	Amendment No. 1 dated May 23, 2001, to Five-Year Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Bank of America, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.20 to the Form 10-K for the fiscal year ended August 25, 2001.
10.17	Amendment No. 2 dated August 9, 2002, to Five-Year Credit Agreement dated as of may 23, 2000, (as amended by the certain Amendment No. 1 to Five-Year Credit Agreement dated May 23, 2001) among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Bank of America, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.3 to the Form 8-K dated October 1, 2001.

*10.18	Employment and Non-Compete Agreement with William C. Rhodes, III, dated June 20, 2001. Incorporated by reference to Exhibit 10.7 of the Form 8-K dated October 1, 2002.
*10.19	Form of Employment and Non-Compete Agreement between AutoZone, Inc., and various officers. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 18, 2000.
*10.20	AutoZone, Inc., Amended and Restated Executive Stock Purchase Plan.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.

*	Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated May 29, 2002, that contained financial results for the quarter ended May 4, 2002.

The Company filed a Current Report on Form 8-K dated July 17, 2002, that contained a press release stating that AutoZone’s Board of Directors had authorized the repurchase of an additional $300 million in common stock, including up to $100 million under a 10b5-1 program and that AutoZone had engaged Deloitte & Touche LLP to provide additional internal audit services.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOZONE, INC.

	By:	/s/ Steve Odland

Steve Odland Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Dated: October 30, 2002

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Steve Odland	Chairman, President, Chief Executive	October 30, 2002
Officer, & Director
Steve Odland	(Principal Executive Officer)

/s/ Michael Archbold	Senior Vice President & Chief	October 30, 2002
(Principal Financial Officer)
Michael Archbold

/s/ Tricia K. Greenberger	Vice President & Controller	October 30, 2002
(Principal Accounting Officer)
Tricia K. Greenberger

/s/ Charles M. Elson Charles M. Elson	Director	October 30, 2002

/s/ Marsha J. Evans Marsha J. Evans	Director	October 30, 2002

/s/ Earl G. Graves, Jr. Earl G. Graves, Jr.	Director	October 30, 2002

/s/ N. Gerry House N. Gerry House	Director	October 30, 2002

/s/ J.R. Hyde, III J.R. Hyde, III	Director	October 30, 2002

/s/ James F. Keegan James F. Keegan	Director	October 30, 2002

/s/ Edward S. Lampert Edward S. Lampert	Director	October 30, 2002

/s/ W. Andrew McKenna W. Andrew McKenna	Director	October 30, 2002

/s/ Michael W. Michelson Michael W. Michelson	Director	October 30, 2002

CERTIFICATIONS

I, Steve Odland, certify that:

1.	I have reviewed this annual report on Form 10-K of AutoZone, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 30, 2002
/s/ Steve Odland

Steve Odland Chairman, President and Chief Executive Officer

I, Michael Archbold, certify that:

1.	I have reviewed this annual report on Form 10-K of AutoZone, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

	d)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 30, 2002

/s/ Michael Archbold

Michael Archbold Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.
3.2	Third Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.
4.1	Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 17, 1998.
4.2	Letter Agreement dated October 10, 2000 between AutoZone, Inc., and ESL Investments, Inc., dated October 10, 2000. Incorporated by reference to Exhibit 10.2 to Form 8-K dated October 10, 2000.
4.3	Second Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to the Form 10-Q for the quarter ended November 20, 1999.
*10.1	Fourth Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 4, 2002.
*10.2	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended August 26, 2000.
*10.3	Second Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Appendix B to the definitive Proxy Statement as filed with the Securities and Exchange Commission on November 2, 1998.
10.4	Amended and Restated Agreement between J.R. Hyde, III, and AutoZone, Inc., dated October 23, 1997. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1997.
*10.5	AutoZone, Inc. 2000 Executive Incentive Compensation Plan. Incorporated by reference to Exhibit A to the definitive Proxy Statement for the annual meeting of stockholders held December 9, 1999.

*10.6	AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended February 12, 2000.
*10.7	Form of Demand Promissory Note granted by certain executive officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended August 26, 2000.
*10.8	Form of Demand Promissory Note granted by certain executive officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended February 12, 2000.
*10.9	Form of Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1999.
*10.10	Form of Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 22, 1999.
*10.11	Form of Employment and Non-Compete Agreement between AutoZone, Inc., and various executive officers. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended November 22, 1999.
*10.12	Form of Demand Promissory Note granted by certain officers in favor of AutoZone, Inc. Incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarter ended November 22, 1999.
*10.13	Employment and Non-Compete Agreement between Steve Odland and AutoZone, Inc., dated January 29, 2001. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended February 10, 2001.
10.14	Amended and Restated Credit Agreement dated as of May 21, 2002, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Fleet National Bank, as Administrative Agent and JPMorgan Chase Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.4 of the Form 8-K dated October 1, 2002.

10.15	Five-Year Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Bank of America, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 6, 2000.
10.16	Amendment No. 1 dated May 23, 2001, to Five-Year Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Bank of America, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.20 to the Form 10-K for the fiscal year ended August 25, 2001.
10.17	Amendment No. 2 dated August 9, 2002, to Five-Year Credit Agreement dated as of may 23, 2000, (as amended by the certain Amendment No. 1 to Five-Year Credit Agreement dated May 23, 2001) among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Bank of America, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.3 to the Form 8-K dated October 1, 2001.
*10.18	Employment and Non-Compete Agreement with William C. Rhodes, III, dated June 20, 2001. Incorporated by reference to Exhibit 10.7 of the Form 8-K dated October 1, 2002.
*10.19	Form of Employment and Non-Compete Agreement between AutoZone, Inc., and various officers. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 18, 2000.
*10.20	AutoZone, Inc., Amended and Restated Executive Stock Purchase Plan.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.

*	Management contract or compensatory plan or arrangement.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
AUTOZONE, INC.
(In thousands)

COL. A	COL. B	COL. C		COL. D		COL. E

		Additions
	Balance at					Balance at
	Beginning of	Charged to Costs	Charged to Other			End of
Description	Period	And Expenses	Accounts – Describe	Deductions – Describe		Period

YEAR ENDED AUGUST 26, 2000:
Reserves and allowances:
Reserve for accrued sales and warranty returns	$32,950	$100,381		$83,317	(1)	$50,014
Other reserves	94,640					57,585 (2)
YEAR ENDED AUGUST 25, 2001:
Reserves and allowances:
Reserves for accrued sales and warranty returns	50,014	101,318		87,865	(1)	63,467
Other reserves	57,585					98,689 (2)
YEAR ENDED AUGUST 31, 2002:
Reserves and allowances:
Reserves for accrued sales and warranty returns	63,467	112,476		93,908	(1)	82,035
Other reserves	98,689					67,172 (2)

(1)	Cost of product for warranty replacements, net of salvage and amounts collected from customers.

(2)	Amount includes items classified in other accrued expenses and other long-term liabilities.