Form 10-Q
period 2002-11-23
AUTOZONE INC
filed 2002-12-20
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 23, 2002, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to ________.

Commission file number 1-10714

AUTOZONE, INC.
(Exact name of registrant as specified in its charter)

Nevada	62-1482048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Common Stock, $.01 Par Value -- 97,397,851 shares as of December 12, 2002.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	November 23, 2002	August 31, 2002

ASSETS
Current assets
Cash and cash equivalents	$6,530	$6,498
Accounts receivable	28,899	23,782
Merchandise inventories	1,484,699	1,375,584
Prepaid expenses	17,385	11,690
Deferred income taxes	28,332	32,574
Total current assets	1,565,845	1,450,128

Property and equipment
Property and equipment	2,458,096	2,432,130
Less: Accumulated depreciation and amortization	794,412	770,402
	1,663,684	1,661,728

Other assets
Cost in excess of net assets acquired	305,390	305,390
Deferred income taxes	62,452	60,304
Other assets	15,142	241
	382,984	365,935
	$3,612,513	$3,477,791

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,120,748	$1,145,533
Accrued expenses	304,907	344,600
Income taxes payable	59,468	43,438
Total current liabilities	1,485,123	1,533,571

Long term debt	1,313,092	1,194,517
Other liabilities	60,456	60,576
Stockholders' equity	753,842	689,127
	$3,612,513	$3,477,791

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Twelve	Weeks	Ended

	November 23, 2002		November 17, 2001

Net sales	$1,218,635		$1,176,052
Cost of sales, including warehouse and delivery expenses	669,245		659,916
Operating, selling, general and administrative expenses	361,064		360,632
Operating profit	188,326		155,504
Interest expense -- net	19,105		19,427
Income before income taxes	169,221		136,077
Income taxes	64,310		52,000
Net income	$104,911		$84,077

Weighted average shares for basic earnings per share	98,808		107,984
Effect of dilutive stock equivalents	2,398		2,621
Adjusted weighted average shares for diluted earnings per share	101,206		110,605

Basic earnings per share	$1.06		$0.78

Diluted earnings per share	$1.04		$0.76

    See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Twelve	Weeks	Ended

	November 23, 2002		November 17, 2001

Cash flows from operating activities:
Net income	$104,911		$84,077
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,593		28,169
Net increase in merchandise inventories	(109,115)		(82,541)
Net decrease in current liabilities	(48,448)		(24,884)
Income tax benefit from exercise of options	18,291		9,884
Other -- net	(27,128)		(7,543)
Net cash provided by (used in) operating activities	(35,896)		7,162

Cash flows from investing activities:
Capital expenditures	(30,465)		(16,211)
Proceeds from disposal of capital assets	3,631		1,009
Notes receivable from officers	----		474
Net cash used in investing activities	(26,834)		(14,728)

Cash flows from financing activities:
Net proceeds from debt	118,575		55,240
Net proceeds from sale of common stock	21,886		21,938
Purchase of treasury stock	(78,523)		(69,447)
Other	824		(166)
Net cash provided by financing activities	62,762		7,565

Net change in cash and cash equivalents	32		(1)
Cash and cash equivalents at beginning of period	6,498		7,286

Cash and cash equivalents at end of period	$6,530		$7,285

    See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A-Basis of Presentation

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the twelve weeks ended November 23, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2003. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended August 31, 2002.

Note B-Restructuring and Impairment Charges

            In fiscal 2001, AutoZone recorded restructuring and impairment charges of $156.8 million.  Total remaining accrued obligations for restructuring charges were $17.8 million at November 23, 2002, and consisted primarily of accrued lease obligations.  The Company has not reversed any reserves into income.  The following table presents a summary of the activity in accrued lease obligations:

(in thousands)	Lease Obligations

Balance at August 31, 2002	$18,140
Cash outlays	(314)
Balance at November 23, 2002	$ 17,826

Note C-Adoption of New Accounting Standards

           On September 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144).  SFAS 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains many of its fundamental provisions.  Additionally, SFAS 144 expands the scope of discontinued operations to include more disposal transactions.  The adoption of SFAS 144 did not have a significant financial impact on the Company's Consolidated Financial Statements.

           In June 2002, the financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146).  SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to the date of an entity's commitment to an exit plan.  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not expect the adoption of SFAS 146 to have a significant financial impact on its Consolidated Financial Statements.

          In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor," which is effective for the Company's fiscal third quarter beginning February 16, 2002, and will require certain funds received from vendors to be reflected as a reduction of cost of sales or revenue as prescribed in the consensus.  As the EITF has not yet issued final guidance on this issue, the Company cannot complete an evaluation of the impact of the adoption of this Statement on its Consolidated Financial Statements.

Note D-Inventories

            Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year end inventory levels and costs.

Note E-Financing Arrangements

            The Company's long term debt as of November 23, 2002, and August 31, 2002, consisted of the following:

(in thousands)	November 23, 2002	August 31, 2002

5.875% Senior Notes due October 2012	$300,000	$ ----
6% Notes due November 2003	150,000	150,000
6.5% Debentures due July 2008	190,000	190,000
7.99% Notes due April 2006	150,000	150,000
Bank term loan due November 2004, interest rate of 2.55% at November 23, 2002, and 2.56% at August 31, 2002	350,000	350,000
Bank term loan due December 2003, interest rate of 3.11% at August 31, 2002	----	115,000
Commercial paper, weighted average rate of 1.4% at November 23, 2002, and 2.1% at August 31, 2002	156,775	223,200
Other	16,317	16,317
	$1,313,092	$1,194,517

            The Company maintains $950 million of revolving credit facilities with a group of banks.  Of the $950 million, $300 million expires in May 2003.  The remaining $650 million expires in May 2005.  The 364-day facility expiring in May 2003 includes a renewal feature, as well as an option to extend the maturity date of the then-outstanding debt by one year.  The credit facilities exist largely to support commercial paper borrowings and other short term unsecured bank loans.  Outstanding commercial paper at November 23, 2002, of $156.8 million and the 6% Notes due November 2003 are classified as long term as the Company has the ability and intention to refinance them on a long term basis.  The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending bank's base rate (as defined in the agreement) or a competitive bid rate at the option of the Company.  The Company has agreed to observe certain covenants under the terms of its credit agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage.

            On October 1, 2002, the Company filed a shelf registration with the Securities and Exchange Commission that will allow the Company to sell up to $500 million in debt securities.  On October 16, 2002, the Company issued $300 million of 5.875% Senior Notes under the registration statement.  The Senior Notes mature in October 2012, and interest is payable semi-annually on April 15 and October 15.  A portion of the proceeds from the Senior Notes was used to prepay a $115 million unsecured bank term loan due December 2003 and to repay a portion of the Company's outstanding commercial paper borrowings.

Note F-Stockholders' Equity

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

            As of November 23, 2002, the Company's Board of Directors had authorized the Company to repurchase up to $2.3 billion of common stock in the open market.  Since fiscal 1998, the Company has repurchased a total of 60.9 million shares at an aggregate cost of $2.0 billion.  At times, the Company utilizes equity forward contracts to facilitate its repurchase of common stock.  At November 23, 2002, the Company held equity forward contracts that relate to the purchase of approximately 1.6 million shares of common stock at an average cost of $72.79 per share, all of which mature in fiscal 2003.  The Company, at its option, may settle the forward contracts in cash or common stock.  The Company has historically settled all similar contracts in cash.  In accordance with the provisions of Emerging Issues Task Force Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," these contracts qualify as equity instruments and are not reflected in the Company's Consolidated Balance Sheets.  Due to fluctuations in the Company's stock price, when the Company settles these forward contracts, the settlement price may be above or below the market price of the underlying common stock.

Note G-Comprehensive Income

            Comprehensive income includes foreign currency translation adjustments and changes in the fair value of certain derivative financial instruments that qualify for cash flow hedge accounting.  Comprehensive income for all periods presented is as follows:

	Twelve	Weeks	Ended
(in thousands)	November 23, 2002		November 17, 2001

Reported net earnings	$104,911		$84,077
Foreign currency translation adjustment, net of deferred taxes	558		(84)
Unrealized loss on interest rate swap contracts, net of deferred taxes	(2,675)		(2,705)

Comprehensive income	$102,794		$81,288

Note H-Contingencies

            AutoZone, Inc., is a defendant in a lawsuit entitled "Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc., Wal-mart Stores, Inc., Advance Stores Company, Inc., O'Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.," filed in the U.S. District Court for the Eastern District of New York in February 2000. The case was originally filed by over 100 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers. The plaintiffs claim that the defendants have knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers' profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act.  Plaintiffs' third amended and corrected complaint seeks unspecified damages suffered by each plaintiff (prior to statutory trebling) ranging from several million dollars to $35 million and a permanent injunction prohibiting defendants from committing further violations of the Robinson-Patman Act and from opening any further stores to compete with plaintiffs as long as defendants continue to violate the Act.  The Company does not know how the plaintiffs have calculated their alleged damages.  The Company intends to vigorously defend against this action and believes that it has substantive defenses to all of the claims in the complaint.  This lawsuit has been set for trial beginning January 21, 2003.

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

Note I-Sale of TruckPro Business

            In December 2001, the Company's heavy-duty truck parts business was sold to a group of investors in exchange for cash and a six-year note.  The Company has deferred a gain of $3.6 million related to the sale due to uncertainties associated with the realization of the gain.  The Company has subleased some of the TruckPro properties to the purchaser of the TruckPro business for an initial term of not less than 20 years.

Note J-Retirement Plan Changes

            Effective January 1, 2003, the Company is introducing an enhanced 401(k) Plan that will replace the existing pension plan and current 401(k) plan.  The new plan features include increased company matching contributions, immediate 100% vesting of company contributions and an increased savings option to 25% of qualified earnings.  AutoZone employees who are pension plan participants will earn no new benefits under the plan formula and no new participants will join the pension plan.  The Company does not anticipate a material financial statement impact as a result of the plan changes.

Independent Accountants' Review Report

Stockholders
AutoZone, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. as of November 23, 2002, and the related condensed consolidated statements of income and cash flows for the twelve week periods ended November 23, 2002 and November 17, 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of AutoZone, Inc. as of August 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and, in our report dated September 20, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Memphis, Tennessee
December 5, 2002

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

           For information regarding our critical accounting policies, refer to our report on Form10-K for the fiscal year ended August 31, 2002.

Twelve Weeks Ended November 23, 2002, Compared with
    Twelve Weeks Ended November 17, 2001

           Net sales for the twelve weeks ended November 23, 2002, increased by $42.6 million, or 3.6%, over net sales for the comparable period of fiscal 2002. Excluding TruckPro, which was sold in fiscal 2002, net sales increased 6.9%.  The sales increases were attributable to a 4.5% increase in comparable store sales, or sales for domestic auto parts stores opened at least one year.  New store sales for the twelve weeks ended November 23, 2002, contributed 1.8 percentage points of the increase.  Comparable store sales increased as a result of an increase in average dollars spent per transaction over the amounts in the same period of the prior year, and to a lesser extent, an increase in customer count.

           At November 23, 2002, we operated 3,098 domestic auto parts stores and 40 in Mexico, compared with 2,999 domestic auto parts stores, 22 in Mexico and 49 TruckPro stores at November 17, 2001.

           Gross profit for the twelve weeks ended November 23, 2002, was $549.4 million, or 45.1% of net sales, compared with $516.1 million, or 43.9% of net sales, during the comparable period for fiscal 2002.  Approximately 0.4 percentage points of the improvement is due to the inclusion of TruckPro gross profit dollars in the first quarter of fiscal 2002.  TruckPro was sold in December 2001.  The remainder of the improvement is due primarily to cost savings.

           Operating, selling, general and administrative expenses for the twelve weeks ended November 23, 2002, increased by $0.4 million over such expenses for the comparable period for fiscal 2002, and decreased as a percentage of net sales from 30.7% to 29.6%.  The improvement in the expense ratio reflects the fact that retail revenues rose more rapidly than the growth of store-level expenses, a 0.4 percentage point improvement.  Additionally, the prior year quarter included higher expenses related to bonus.

           Interest expense for the twelve weeks ended November 23, 2002, was $19.1 million compared with $19.4 million during the comparable period of 2001.  The decrease in interest expense was due primarily to lower average interest rates on short term borrowings.  Weighted average borrowings for the twelve weeks ended November 23, 2002, were $1.36 billion, compared with $1.33 billion for the same period of fiscal 2002.  However, weighted average borrowing rates were lower in the twelve weeks ended November 23, 2002, compared with the same period of the prior year at 4.5% compared with 5.0%.

           AutoZone's effective income tax rate was 38.0% of pretax income for the twelve weeks ended November 23, 2002, and 38.2% for the twelve weeks ended November 17, 2001.

Liquidity and Capital Resources

           For the twelve weeks ended November 23, 2002, net cash of $35.9 million was used in AutoZone's operating activities compared to $7.2 million of cash provided for the comparable prior year period.  The decrease in cash flow from operating activities is due primarily to working capital requirements and the settlement of certain derivatives.  These changes were partially offset by an increase in net income.

           Additionally, $26.8 million was used in investing activities by AutoZone compared with $14.7 million in the comparable period of fiscal year 2002. The increase in investing activities as compared to the same period of the prior year is due primarily to increased store development activities.  Capital expenditures for the twelve weeks ended November 23, 2002, were $30.5 million compared to $16.2 million for the comparable period of fiscal 2002. During the quarter, we opened 30 net new domestic auto parts stores, including one store that replaced an existing store, opened one new store in Mexico and closed one domestic auto parts store.  In the comparable period of the prior fiscal year, we opened 15 net new domestic auto parts stores, including 6 stores that replaced existing stores, and closed 35 stores.  We expect to open approximately 150 new domestic auto parts stores during the fiscal year.

           Financing activities for the twelve weeks ended November 23, 2002, provided $62.8 million compared with $7.6 million in the comparable period of the prior year.  The current period reflects net proceeds from debt of $118.6 million offset by $78.5 million in stock repurchases, compared with $55.2 million in debt proceeds and $69.4 million in stock repurchases in the same period of the prior year.  For the twelve weeks ended November 23, 2002, exercises of stock options provided $40.2 million, including $18.3 million in related tax benefits that are reflected in cash flows from operations.  In the same period of the prior year, exercises of stock options provided $31.8 million, including $9.9 million in related tax benefits.  Options to purchase 1.9 million shares were exercisable at November 23, 2002, at a weighted average exercise price of $28.

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

           At November 23, 2002, AutoZone had a senior unsecured debt credit rating from Standard & Poor's of BBB+ and a commercial paper rating of A-2. Moody's Investors Service had assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. Moody's had AutoZone listed as having a "stable" outlook and Standard & Poor's had AutoZone listed as having a "positive" outlook.  If these credit ratings drop, AutoZone's interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised.  If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense will increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited, and obligations under our equity forward agreements may be accelerated, requiring the agreements to be settled prior to their planned settlement date.

           We maintain $950 million of revolving credit facilities with a group of banks.  Of the $950 million, $300 million expires in May 2003.  The remaining $650 million expires in May 2005.  The 364-day facility expiring in May 2003 includes a renewal feature, as well as an option to extend the maturity date of the then-outstanding debt by one year.  The credit facilities exist largely to support commercial paper borrowings and other short-term unsecured bank loans.  Outstanding commercial paper at November 23, 2002, of $156.8 million and the 6% Notes due November 2003 are classified as long term as we have the ability and intention to refinance them on a long term basis.  The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending bank's base rate (as defined in the agreement) or a competitive bid rate at our option.  We have agreed to observe certain covenants under the terms of our credit agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage.

           On October 1, 2002, we filed a shelf registration with the Securities and Exchange Commission that will allow us to sell up to $500 million in debt securities.  On October 16, 2002, we issued $300 million of 5.875% Senior Notes under the registration statement.  The Senior Notes mature in October 2012, and interest is payable semi-annually on April 15 and October 15.  A portion of the proceeds from the Senior Notes was used to prepay a $115 million unsecured bank term loan due December 2003 and to repay a portion of our outstanding commercial paper borrowings.

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

          As of November 23, 2002, our Board of Directors had authorized the repurchase of up to $2.3 billion of common stock in the open market.  From January 1998 to November 23, 2002, we have repurchased 60.9 million shares at an aggregate cost of $2.0 billion.  At times, we use equity forward contracts to facilitate the repurchase of common stock.  At November 23, 2002, we held equity forward contracts relating to the purchase of approximately 1.6 million shares of common stock at an average cost of $72.79 per share.  During fiscal 2003, we have increased our repurchases of common stock, including forward purchase contracts, by $48.2 million.

          At times, we utilize equity forward contracts to facilitate our repurchase of common stock and to lock in current market prices for later purchase.  Our obligations under the equity forward agreements are not reflected on our balance sheet.  AutoZone, at its option, may settle the forward purchase agreements in cash or in common stock.

           There were no material changes to the financial commitment schedules disclosed in our report on Form 10-K for the fiscal year ended August 31, 2002, except for the issuance of debt as discussed above.

          In conjunction with our commercial sales program, we offer credit to some of our commercial customers. The receivables related to the credit program are sold to a third party at a discount for cash with limited recourse.  AutoZone has established a reserve for this recourse.  At November 23, 2002, the receivables facility had an outstanding balance of $21.6 million and the balance of the recourse reserve was $2.4 million.

           AutoZone has a synthetic lease facility of $30 million in total.  The facility expires in fiscal 2006.  At November 23, 2002, $29.4 million in synthetic lease obligations were outstanding relating to a small number of our domestic auto parts stores. The synthetic leases qualify as operating leases for accounting purposes and are not reflected as an asset or a liability on our balance sheet.  The lease payments on the stores are reflected in the income statement in operating expenses and we depreciate the underlying assets for tax purposes.

           We have subleased some of our leased real property to other entities, including the purchaser of our former TruckPro business.  If the purchaser of the TruckPro business becomes unable to meet its obligations under the subleases, we might incur liabilities in connection with the recovery and subsequent sublease or lease termination of the properties.

Forward-Looking Statements

            Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements.  These statements discuss, among other things, business strategies and future performance.  The forward-looking statements are subject to risks, uncertainties and assumptions including, without limitation, accuracy of estimates, competition, product demand, the economy, inflation, gasoline prices, consumer debt levels, war and the prospect of war, including terrorist activity, and availability of commercial transportation.  Actual results may materially differ from anticipated results.  Please refer to the Risk Factors section in the Annual Report on Form 10-K for fiscal year ended August 31, 2002, for more details.

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

Derivatives and Hedging

           Financial market risk relating to AutoZone's operations results primarily from changes in interest rates.  We comply with Statement of Financial Accounting Standards Nos. 133, 137 and 138 (collectively "SFAS 133") pertaining to the accounting for derivatives and hedging activities. SFAS 133 requires us to recognize all derivative instruments on the balance sheet at fair value. AutoZone reduces its exposure to increases in interest rates by entering into interest rate swap contracts and treasury lock agreements. All of our interest rate swaps and treasury locks are designated as cash flow hedges.

          AutoZone has utilized interest rate swaps to convert variable rate debt to fixed rate debt.  At November 23, 2002, we held interest rate swap contracts related to $75 million of variable rate debt.  These swaps expire throughout fiscal years 2003 and 2004, and are used to hedge the variable rate debt associated with commercial paper borrowings. At August 31, 2002, we also held $115 million of swaps that were used to hedge the variable rate debt associated with a $115 million term loan.  Additionally, at August 31, 2002, we held treasury lock agreements with notional amounts of $300 million that expired in October 2002 and were used to hedge the exposure to variability in future cash flows related to AutoZone's issuance of $300 million 5.875% Senior Notes.  The treasury lock agreements were settled upon the issuance of the Senior Notes.  The loss realized under the treasury lock agreements is being amortized as interest expense over the life of the underlying Senior Notes.  A portion of the proceeds generated from the issuance of the Senior Notes was used to prepay a $115 million term loan.  Accordingly, the related swap agreements were settled and the realized loss is being amortized as interest expense over the life of the swap agreement.

           In accordance with SFAS 133, AutoZone reflects the current fair value of interest rate swaps and treasury lock agreements on its balance sheet. The related gains or losses on these transactions are deferred in stockholders' equity as a component of comprehensive income. These deferred gains and losses are recognized in income in the period in which the related interest rates being hedged are recognized in expense. However, to the extent that the change in value of an interest rate swap contract does not perfectly offset the change in the value of the interest rate being hedged, that ineffective portion is immediately recognized in income.  For the twelve weeks ended November 23, 2002, and November 17, 2001, all of our interest rate swap contracts were determined to be highly effective, and no ineffective portion was recognized in income.

          The fair value of AutoZone's debt was estimated at $1.35 billion as of November 23, 2002, and $1.22 billion as of August 31, 2002, based on the market values of the debt at those dates.  Such fair value is greater than the carrying value of debt at November 23, 2002, by $36.2 million, and at August 31, 2002, by $27.2 million.  We had $518.4 million of variable rate debt outstanding at November 23, 2002, and $699.8 million outstanding at August 31, 2002.  At these borrowing levels, a one percentage point increase in interest rates would have an unfavorable annual impact on AutoZone's pretax earnings and cash flows of $4.4 million in fiscal 2003 and $5.1 million in fiscal 2002, which includes the effects of interest rate swaps.  The primary interest rate exposure on variable rate debt is based on LIBOR.

Item 4.  Controls and Procedures

            As of November 23, 2002, an evaluation was performed under the supervision and with the participation of AutoZone's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, AutoZone's management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 23, 2002.  No significant changes in AutoZone's internal controls or in other factors have occurred that could significantly affect controls subsequent to November 23, 2002.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    AutoZone, Inc., is a defendant in a lawsuit entitled "Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc., Wal-mart Stores, Inc., Advance Stores Company, Inc., O'Reilly Automotive, Inc., and Keystone Automotive Operations, Inc.," filed in the U.S. District Court for the Eastern District of New York in February 2000. The case was originally filed by over 100 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers. The plaintiffs claim that the defendants have knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers' profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act.  Plaintiffs' third amended and corrected complaint seeks unspecified damages suffered by each plaintiff (prior to statutory trebling) ranging from several million dollars to $35 million and a permanent injunction prohibiting defendants from committing further violations of the Robinson-Patman Act and from opening any further stores to compete with plaintiffs as long as defendants continue to violate the Act.  We do not know how the plaintiffs have calculated their alleged damages.  We intend to vigorously defend against this action and believes that we have substantive defenses to all of the claims in the complaint.  This lawsuit has been set for trial beginning January 21, 2003.

 Item 6.  Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report:

	3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

	3.2	Third Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

	*10.1	Form of Non-Qualified Stock Option Agreement.

	*10.2	Form of Incentive Stock Option Agreement.

	15.1	Letter Regarding Unaudited Financial Information

	*	Management contract or compensatory plan or arrangement.

(b)	(1)	The Company filed a Form 8-K dated September 25, 2002, containing a press release announcing its earnings for the fiscal year ended August 31, 2002.

	(2)	The Company filed a Form 8-K dated October 1, 2002, containing various exhibits filed under the Securities Exchange Act of 1934, including the Third Amended and Restated By-laws of AutoZone, Inc.

	(3)	The Company filed a Form 8-K dated October 21, 2002, containing an underwriting agreement associated with the issuance of $300 million 5.875% Senior Notes due 2012.

	(4)	The Company filed a Form 8-K dated October 31, 2002, containing statements under oath of the principal executive officer and principal financial officer regarding facts and circumstances relating to Exchange Act filings as ordered by the Securities and Exchange Commission.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOZONE, INC.

                                                                                By: /s/ MICHAEL ARCHBOLD

                                                                                Michael Archbold
                                                                                Senior Vice President and
                                                                                Chief Financial Officer
                                                                                (Principal Financial Officer)

                                                                                By: /s/ TRICIA K. GREENBERGER

                                                                                Tricia K. Greenberger
                                                                                Vice President, Controller
                                                                                (Principal Accounting Officer)
Dated:    December 20, 2002

CERTIFICATIONS

I, Steve Odland, certify that:

1.	I have reviewed this quarterly report on Form 102Q of AutoZone, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 20, 2002
                                                                                                   /s/ STEVE ODLAND
                                                                                                            Steve Odland
                                                                                                            Chairman, President and
                                                                                                            Chief Executive Officer

I, Michael Archbold, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AutoZone, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 20, 2002
                                                                                               /s/ MICHAEL ARCHBOLD
                                                                                                        Michael Archbold
                                                                                                        Senior Vice President and
                                                                                                        Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Third Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

*10.1	Form of Non-Qualified Stock Option Agreement.

*10.2	Form of Incentive Stock Option Agreement.

15.1	Letter Regarding Unaudited Financial Information

*	Management contract or compensatory plan or arrangement.