Form 10-Q
period 2003-02-15
AUTOZONE INC
filed 2003-03-19
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended February 15, 2003, or
[ ]       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from _______ to ________.

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

Common Stock, $.01 Par Value - 92,079,950 shares as of March 15, 2003, net of shares under forward contracts.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	February 15, 2003	August 31, 2002

ASSETS
Current assets
Cash and cash equivalents	$ 6,559	$ 6,498
Accounts receivable	29,274	23,782
Merchandise inventories	1,490,172	1,375,584
Prepaid expenses	18,776	11,690
Deferred income taxes	33,133	32,574

Total current assets	1,577,914	1,450,128

Property and equipment
Property and equipment	2,464,495	2,432,130
Less: Accumulated depreciation and amortization	801,928	770,402

	1,662,567	1,661,728

Other assets
Cost in excess of net assets acquired	305,390	305,390
Deferred income taxes	56,606	60,304
Other assets	12,105	241

	374,101	365,935

	$3,614,582	$3,477,791

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,048,077	$1,145,533
Accrued expenses	322,580	344,600
Income taxes payable	99,140	43,438

Total current liabilities	1,469,797	1,533,571

Long term debt	1,339,542	1,194,517
Other liabilities	57,469	60,576
Stockholders' equity	747,774	689,127

	$3,614,582	$3,477,791

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Twelve	Weeks	Ended	Twenty-four	Weeks	Ended
	February 15, 2003		February 9, 2002	February 15, 2003		February 9, 2002

Net sales	$1,120,696		$1,081,311	$2,339,331		$2,257,363
Cost of sales, including warehouse and delivery expenses	624,697		606,411	1,293,942		1,266,327
Operating, selling, general and administrative expenses	348,501		353,751	709,565		714,383

Operating profit	147,498		121,149	335,824		276,653
Interest expense -- net	19,633		18,278	38,738		37,705

Income before income taxes	127,865		102,871	297,086		238,948
Income taxes	48,590		39,100	112,900		91,100

Net income	$ 79,275		$ 63,771	$ 184,186		$ 147,848

Weighted average shares for basic earnings per share	98,446		106,846	98,627		107,415
Effect of dilutive stock equivalents	1,947		2,951	2,173		2,786

Adjusted weighted average shares for diluted earnings per share	100,393		109,797	100,800		110,201

Basic earnings per share	$ 0.81		$ 0.60	$ 1.87		$ 1.38

Diluted earnings per share	$ 0.79		$ 0.58	$ 1.83		$ 1.34

    See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Twenty-	four	Weeks	Ended
	February 15, 2003			February 9, 2002

Cash flows from operating activities:
Net income	$ 184,186			$ 147,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,836			56,093
Net increase in merchandise inventories	(114,588)			(65,986)
Net decrease in current liabilities	(63,774)			(24,918)
Income tax benefit from exercise of options	19,525			17,963
Other -- net	(25,016)			(10,805)

Net cash provided by operating activities	51,169			120,195

Cash flows from investing activities:
Capital expenditures	(61,832)			(40,622)
Proceeds from sale of business	--			25,723
Proceeds from disposal of capital assets	8,292			4,234
Notes receivable from officers	--			750

Net cash used in investing activities	(53,540)			(9,915)

Cash flows from financing activities:
Net proceeds from debt	145,025			26,540
Purchase of treasury stock	(159,495)			(169,211)
Net proceeds from sale of common stock	22,767			30,069
Other	(5,865)			2,293

Net cash provided by (used in) financing activities	2,432			(110,309)

Net change in cash and cash equivalents	61			(29)
Cash and cash equivalents at beginning of period	6,498			7,257

Cash and cash equivalents at end of period	$ 6,559			$ 7,228

    See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A-Basis of Presentation

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the twenty-four weeks ended February 15, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2003. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended August 31, 2002.

Note B-Restructuring and Impairment Charges

            In fiscal 2001, AutoZone recorded restructuring and impairment charges of $156.8 million.  Total remaining accrued obligations for restructuring charges were $17.3 million at February 15, 2003, and consisted primarily of accrued lease obligations.  The Company has not reversed any reserves into income.  The following table presents a summary of the activity in accrued lease obligations:

(in thousands)	Lease Obligations

Balance at August 31, 2002	$18,140
Cash outlays	(314)

Balance at November 23, 2002	$17,826
Cash outlays	(522)

Balance at February 15, 2003	$17,304

Note C-Adoption of New Accounting Standards

            On September 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144).  SFAS 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains many of its fundamental provisions.  Additionally, SFAS 144 expands the scope of discontinued operations to include more disposal transactions.  The adoption of SFAS 144 did not have a significant impact on the Company's Consolidated Financial Statements.

            On December 31, 2002, the Company adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146).  SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to the date of an entity's commitment to an exit plan.  The adoption of SFAS 146 did not have a significant impact on the Company's Consolidated Financial Statements.

            In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor," which is effective for the Company's fiscal third quarter beginning February 16, 2003, and will require certain funds received from vendors to be accounted for as a reduction of the purchase cost of merchandise and reflected as a reduction of cost of sales or revenue as prescribed in the consensus.  At its January 23, 2003, meeting, the EITF concluded that the new guidance should be applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002, to the extent vendor funds will be applied as a reduction of the purchase cost of inventories.  The Company is currently evaluating the impact of adoption of EITF 02-16.

            In November 2002 the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45).  FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002.  FIN 45 applies to product warranties offered by the Company.  The Company does not expect the adoption of FIN 45 to have significant impact on its Consolidated Financial Statements.  Refer to Note K for the Company's interim disclosures.

            On December 31, 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (SFAS 148).  SFAS 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the Statement's fair value method of accounting for stock-based employee compensation.  SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  Refer to Note H for the Company's interim disclosures.

            In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46).  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  FIN 46 applies to the Company's existing $30 million synthetic lease facility, and will be effective for the Company's first fiscal quarter in 2004.  The Company is currently evaluating the impact of FIN 46 and does not expect its adoption to have a significant impact on its Consolidated Financial Statements.

Note D-Inventories

            Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year end inventory levels and costs.  The balance of the LIFO reserve was zero for all periods presented.

Note E-Financing Arrangements

            The Company's long term debt as of February 15, 2003, and August 31, 2002, consisted of the following:

(in thousands)	February 15, 2003	August 31, 2002

5.875% Senior Notes due 2012	$ 300,000	$ --
6% Notes due November 2003	150,000	150,000
6.5% Debentures due 2008	190,000	190,000
7.99% Notes due 2006	150,000	150,000
Bank term loan due November 2004, interest rate of 2.55% at February 15, 2003, and 2.56% at August 31, 2002	350,000	350,000
Bank term loan due December 2003, interest rate of 3.11% at August 31, 2002	--	115,000
Commercial paper, weighted average rate of 1.4% at February 15, 2003, and 2.1% at August 31, 2002	183,900	223,200
Other	15,642	16,317

	$1,339,542	$1,194,517

            The Company maintains $950 million of revolving credit facilities with a group of banks.  Of the $950 million, $300 million expires in May 2003.  The remaining $650 million expires in May 2005.  The 364-day facility expiring in May 2003 includes a renewal feature, as well as an option to extend the maturity date of the then-outstanding debt by one year.  The credit facilities exist largely to support commercial paper borrowings and other short term unsecured bank loans.  Outstanding commercial paper at February 15, 2003, of $183.9 million and the 6% Notes due November 2003 are classified as long term as the Company has the ability and intention to refinance them on a long term basis.  The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending bank's base rate (as defined in the agreement) or a competitive bid rate at the option of the Company.  The Company has agreed to observe certain covenants under the terms of its credit agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage.  As of February 15, 2003, the Company was in compliance with all covenants.

            On October 1, 2002, the Company filed a shelf registration with the Securities and Exchange Commission that allows the Company to sell up to $500 million in debt securities.  On October 16, 2002, the Company issued $300 million of 5.875% Senior Notes under the registration statement.  The Senior Notes mature in October 2012, and interest is payable semi-annually on April 15 and October 15.  A portion of the proceeds from the Senior Notes was used to prepay a $115 million unsecured bank term loan due December 2003 and to repay a portion of the Company's outstanding commercial paper borrowings.

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

            As of February 15, 2003, the Company's Board of Directors had authorized the Company to repurchase up to $2.8 billion of common stock in the open market.  Since fiscal 1998, the Company has repurchased a total of 62.0 million shares at an aggregate cost of $2.1 billion.  In addition to these purchases, at times, the Company utilizes equity forward contracts to facilitate its repurchase of common stock.  At February 15, 2003, the Company held equity forward contracts that relate to the purchase of approximately 4.3 million shares of common stock at an average cost of $69.46 per share, all of which mature in fiscal 2003.  During fiscal 2003, the Company has repurchased $306.9 million of common stock, including shares under forward purchase contracts.  The Company, at its option, may settle the forward contracts in cash or common stock.  The Company has historically settled all similar contracts in cash.  In accordance with the provisions of Emerging Issues Task Force Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," these contracts qualify as equity instruments and are not reflected in the Company's Consolidated Balance Sheets.  Due to fluctuations in the Company's stock price, when the Company settles these forward contracts, the settlement price may be above or below the market price of the underlying common stock.

            Subsequent to the end of the quarter, the Company purchased 1.8 million shares in settlement of certain forward contracts outstanding at February 15, 2003, at an average cost of $67.77 per share, and as of March 15, 2003, had purchased 1.6 million shares in the open market at an average cost of $65.47 per share.

Note G-Comprehensive Income

            Comprehensive income includes foreign currency translation adjustments and changes in the fair value of certain derivative financial instruments that qualify for cash flow hedge accounting.  Comprehensive income for all periods presented is as follows:

	Twelve	Weeks	Ended	Twenty-four	Weeks	Ended
(in thousands)	February 15, 2003		February 9, 2002	February 15, 2003		February 9, 2002

Reported net earnings	$79,275		$63,771	$184,186		$147,848
Foreign currency translation adjustment	(7,049)		608	(6,491)		524
Unrealized gain (loss) on interest rate swap contracts, net of deferred taxes	203		(120)	(2,472)		(2,825)

Comprehensive income	$ 72,429		$ 64,259	$175,223		$145,547

Note H-Stock-Based Compensation

            The Company has granted options to purchase common stock to some of its employees and directors under various plans, as described more fully in the Company's annual report on Form 10-K for the fiscal year ended August 31, 2002.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 125, "Accounting for Stock Issued to Employees," and related interpretations.  No stock-based employee compensation cost is reflected in net income, as options are typically granted under those plans at an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Twelve	Weeks	Ended	Twenty-four	Weeks	Ended
(in thousands)	February 15, 2003		February 9, 2002	February 15, 2003		February 9, 2002

Net income, as reported	$ 79,275		$63,771	$184,186		$147,848
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,801)		(616)	(7,851)		(3,853)

Pro forma net income	$ 77,474		$ 63,155	$176,335		$143,995

Earnings per share
Basic -- as reported	$ 0.81		$ 0.60	$ 1.87		$ 1.38

Basic -- pro forma	$ 0.79		$ 0.59	$ 1.79		$ 1.34

Diluted -- as reported	$ 0.79		$ 0.58	$ 1.83		$ 1.34

Diluted -- pro forma	$ 0.77		$ 0.58	$ 1.75		$ 1.31

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

Note J-Retirement Plan Changes

            On January 1, 2003, the Company introduced an enhanced 401(k) plan that replaced the previous pension and 401(k) plans.  The new plan features include increased company matching contributions, immediate 100% vesting of company contributions and an increased savings option to 25% of qualified earnings.  The pension plan has been frozen and pension plan participants will earn no new benefits under the plan formula and no new participants will join the pension plan.  The Company does not anticipate a material financial statement impact as a result of the plan changes.

Note K-Product Warranties

            The Company provides its customers limited warranties on certain products that range from 30 days to lifetime warranties.  The Company provides a reserve for warranty obligations at the time of sale based on each product's historical return rate.  The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.  Changes in the Company's warranty liability during the period were as follows:

(in thousands)	Warranty Liability

Balance at August 31, 2002	$82,035
Amounts charged to expense	52,843
Warranty settlements	(44,092)

Balance at February 15, 2003	$90,786

Independent Accountants' Review Report

Stockholders

AutoZone, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. as of February 15, 2003, and the related condensed consolidated statements of income and cash flows for the twelve and twenty-four week periods ended February 15, 2003 and February 9, 2002. These financial statements are the responsibility of the Company's management.

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
February 28, 2003

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

            For information regarding our critical accounting policies, refer to our annual report on Form 10-K for the fiscal year ended August 31, 2002.

Twelve Weeks Ended February 15, 2003, Compared with
     Twelve Weeks Ended February 9, 2002

          Net sales for the twelve weeks ended February 15, 2003, increased by $39.4 million, or 3.6%, over net sales for the comparable period of fiscal 2002. Excluding TruckPro, which was sold in fiscal 2002, net sales increased 4.8%.  Comparable store sales, or sales for domestic stores opened at least one year, increased 2.4% primarily as a result of an increase in average dollars spent per transaction over the amounts in the same period of the prior year.  New store sales for the twelve weeks ended February 15, 2003, contributed 1.9 percentage points of the increase and ALLDATA and Mexico sales contributed the balance.

          At February 15, 2003, we operated 3,122 domestic stores and 41 in Mexico, compared with 3,037 domestic stores and 23 in Mexico at February 9, 2002.

          Gross profit for the twelve weeks ended February 15, 2003, was $496.0 million, or 44.3% of net sales, compared with $474.9 million, or 43.9% of net sales, during the comparable period for fiscal 2002.  Approximately 0.2 percentage points of the improvement is due to the inclusion of TruckPro gross profit dollars in the second quarter of fiscal 2002.  TruckPro was sold in December 2001.  The remainder of the improvement is due primarily to cost savings.

          Operating, selling, general and administrative expenses for the twelve weeks ended February 15, 2003, decreased by $5.3 million over such expenses for the comparable period for fiscal 2002, and decreased as a percentage of net sales from 32.7% to 31.1%.  The improvement in the expense ratio reflects the leveraging of staffing, salaries and information technology spending at our Store Support Center, which accounted for a 2.0 percentage point improvement.  Additionally, the prior year quarter included higher expenses related to employee bonuses.

          Operating profit for the twelve weeks ended February 15, 2003, was $147.5 million, or 13.2% of net sales, compared with $121.1 million, or 11.2% of net sales, during the comparable period for fiscal 2002.

          Interest expense for the twelve weeks ended February 15, 2003, was $19.6 million compared with $18.3 million during the comparable period of 2002.  The increase in interest expense was due primarily to the issuance of long term debt during the first quarter.  Weighted average borrowings for the twelve weeks ended February 15, 2003, were $1.35 billion, compared with $1.33 billion for the same period of fiscal 2002.  Weighted average borrowing rates were 4.6% in the twelve weeks ended February 15, 2003, compared with 4.4% in the same period of the prior year.

            AutoZone's effective income tax rate was 38.0% of pretax income for the twelve weeks ended February 15, 2003, and for the twelve weeks ended February 9, 2002.

Twenty-four Weeks Ended February 15, 2003, Compared with

     Twenty-four Weeks Ended February 9, 2002

          Net sales for the twenty-four weeks ended February 15, 2003, increased by $82.0 million, or 3.6%, over net sales for the comparable period of fiscal 2002. Excluding TruckPro sales in the prior year of $47.6 million, net sales increased 5.9%.  Comparable store sales, or sales for domestic stores opened at least one year, increased 3.5% as a result of an increase in average dollars spent per transaction over the amounts in the same period of the prior year, and to a lesser extent, an increase in customer count.  New store sales for the twenty-four weeks ended February 15, 2003, contributed 1.8 percentage points of the increase and ALLDATA and Mexico sales contributed the balance.

          Gross profit for the twenty-four weeks ended February 15, 2003, was $1.05 billion, or 44.7% of net sales, compared with $991.0 million, or 43.9% of net sales, during the comparable period for fiscal 2002.  Approximately 0.3 percentage points of the improvement is due to the inclusion of TruckPro gross profit dollars in fiscal 2002.  The remainder of the improvement is due primarily to cost savings.

          Operating, selling, general and administrative expenses for the twenty-four weeks ended February 15, 2003, decreased by $4.8 million over such expenses for the comparable period for fiscal 2002, and decreased as a percentage of net sales from 31.6% to 30.3%.  The improvement in the expense ratio reflects the leveraging of staffing, salaries and information technology spending at our Store Support Center, which accounted for a 1.6 percentage point improvement.  Additionally, the prior year included higher expenses related to employee bonuses.

          Operating profit for the twenty-four weeks ended February 15, 2003, was $335.8 million, or 14.4% of net sales, compared with $276.7 million, or 12.3% of net sales, during the comparable period for fiscal 2002.

          Interest expense for the twenty-four weeks ended February 15, 2003, was $38.7 million compared with $37.7 million during the comparable period of 2002.  The increase in interest expense was due primarily to the issuance of long term debt during the first quarter.  Weighted average borrowings for the twenty-four weeks ended February 15, 2003, were $1.37 billion, compared with $1.33 billion for the same period of fiscal 2002.  However, weighted average borrowing rates were 4.6% in the twenty-four weeks ended February 15, 2003, compared with 4.7% in the same period of the prior year.

          AutoZone's effective income tax rate was 38.0% of pretax income for the twenty-four weeks ended February 15, 2003, compared with 38.1% for the twenty-four weeks ended February 9, 2002.

Liquidity and Capital Resources

            For the twenty-four weeks ended February 15, 2003, net cash of $51.2 million was provided by AutoZone's operating activities compared to $120.2 million of cash provided for the comparable prior year period.  The decrease in cash flow from operating activities is due primarily to working capital requirements and the settlement of certain interest rate swaps and treasury locks outstanding at August 31, 2002.  Our working capital requirements reflected seasonal working capital needs, as well as an intentional increase in inventory through the first fiscal quarter in order to improve in-stock inventory levels, add brand coverage and late model parts for AZ Commercial and to expand our good/better/best product ranges.  Our ratio of accounts payable to inventory has improved to 70.3% from 65.8% in the same period of the prior year.  This improvement reflects our continued efforts to leverage our inventory investment.  We have been successful at extending payment terms with our vendors, in many cases by helping our vendors to factor (discount) their AutoZone receivables at attractive rates due to our credit rating.  These working capital changes were partially offset by an increase in net income.

            Additionally, $53.5 million was used in investing activities by AutoZone compared with $9.9 million in the comparable period of fiscal year 2002. The increase in cash used in investing activities as compared to the same period of the prior year is due primarily to increased store development activities in the current year and proceeds from the sale of the TruckPro business in the prior year.  Capital expenditures for the twenty-four weeks ended February 15, 2003, were $61.8 million compared to $40.6 million for the comparable period of fiscal 2002. Year-to-date, we opened 61 net new domestic stores, including four stores that replaced existing stores, opened two new stores in Mexico and closed seven domestic stores.  In the comparable period of the prior fiscal year, we opened 53 net new domestic stores, including ten stores that replaced existing stores, and closed 35 stores.  We expect to open at least 150 new domestic stores during the fiscal year.

            Financing activities for the twenty-four weeks ended February 15, 2003, provided $2.4 million compared with a use of $110.3 million in the comparable period of the prior year.  The current period reflects net proceeds from debt of $145.0 million offset by $159.5 million in stock repurchases, compared with $26.5 million in debt proceeds and $169.2 million in stock repurchases in the same period of the prior year.  For the twenty-four weeks ended February 15, 2003, exercises of stock options provided $42.3 million, including $19.5 million in related tax benefits that are reflected in cash flows from operations.  In the same period of the prior year, exercises of stock options provided $48.0 million, including $18.0 million in related tax benefits.  Options to purchase 2.0 million shares were exercisable at February 15, 2003, at a weighted average exercise price of $28.

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

            At February 15, 2003, AutoZone had a senior unsecured debt credit rating from Standard & Poor's of BBB+ and a commercial paper rating of A-2. Moody's Investors Service had assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. Moody's had AutoZone listed as having a "stable" outlook and Standard & Poor's had AutoZone listed as having a "positive" outlook.  If these credit ratings drop, AutoZone's interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised.  If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense will increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited, and obligations under our equity forward agreements may be accelerated, requiring the agreements to be settled prior to their planned settlement date.

            We maintain $950 million of revolving credit facilities with a group of banks.  Of the $950 million, $300 million expires in May 2003.  The remaining $650 million expires in May 2005.  The 364-day facility expiring in May 2003 includes a renewal feature, as well as an option to extend the maturity date of the then-outstanding debt by one year.  The credit facilities exist largely to support commercial paper borrowings and other short-term unsecured bank loans.  Outstanding commercial paper at February 15, 2003, of $183.9 million and the 6% Notes due November 2003 are classified as long term as we have the ability and intention to refinance them on a long term basis.  The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending bank's base rate (as defined in the agreement) or a competitive bid rate at our option.  We have agreed to observe certain covenants under the terms of our credit agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage.  As of February 15, 2003, we were in compliance with all covenants.

            On October 1, 2002, we filed a shelf registration with the Securities and Exchange Commission that allows us to sell up to $500 million in debt securities.  On October 16, 2002, we issued $300 million of 5.875% Senior Notes under the registration statement.  The Senior Notes mature in October 2012, and interest is payable semi-annually on April 15 and October 15.  A portion of the proceeds from the Senior Notes was used to prepay a $115 million unsecured bank term loan due December 2003 and to repay a portion of our outstanding commercial paper borrowings.

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

            As of February 15, 2003, our Board of Directors had authorized the repurchase of up to $2.8 billion of common stock in the open market.  From January 1998 to February 15, 2003, we have repurchased 62.0 million shares at an aggregate cost of $2.1 billion.  In addition to these purchases, at times, we use equity forward contracts to facilitate the repurchase of common stock.  At February 15, 2003, we held equity forward contracts relating to the purchase of approximately 4.3 million shares of common stock at an average cost of $69.46 per share.  During fiscal 2003, the Company has repurchased $306.9 million of common stock, including shares under forward purchase contracts.  Subsequent to the end of the quarter, we purchased 1.8 million shares in settlement of certain forward contracts outstanding at February 15, 2003, at an average cost of $67.77 per share, and as of March 15, 2003, had purchased 1.6 million shares in the open market at an average cost of $65.47 per share.

            There were no material changes to the financial commitment schedules disclosed in our annual report on Form 10-K for the fiscal year ended August 31, 2002, except for share repurchases and the issuance of debt as discussed previously.  Since fiscal year end, we issued additional stand-by letters of credit (which are primarily renewed on an annual basis) to cover premium and deductible payments to our workers' compensation carrier and cancelled some surety bonds.  Our total standby letters of credit commitment at February 15, 2003, was $52.1 million compared with $31.7 million at August 31, 2002, and our total surety bonds commitment at February 15, 2003 was $7.4 million compared with $23.7 million at August 31, 2002.

            We have subleased some of our leased real property to other entities, including the purchaser of our former TruckPro business.  If the purchaser of the TruckPro business becomes unable to meet its obligations under the subleases, we might incur liabilities in connection with the recovery and subsequent sublease or lease termination of the properties.

Off-Balance Sheet Arrangements

            At times, we utilize equity forward contracts to facilitate our repurchase of common stock and to lock in current market prices for later purchase.  Our obligations under the equity forward agreements are not reflected on our balance sheet.  AutoZone, at its option, may settle the forward purchase agreements in cash or in common stock.

            In conjunction with our commercial sales program, we offer credit to some of our commercial customers. The receivables related to the credit program are sold to a third party at a discount for cash with limited recourse.  AutoZone has established a reserve for this recourse.  At February 15, 2003, the receivables facility had an outstanding balance of $26.8 million and the balance of the recourse reserve was $1.7 million.

            AutoZone has a synthetic lease facility of $30.0 million.  The facility expires in fiscal 2006.  At February 15, 2003, $29.8 million in synthetic lease obligations were outstanding relating to a small number of our domestic stores. The synthetic leases qualify as operating leases for accounting purposes and are not reflected as an asset or a liability on our balance sheet.  The lease payments on the stores are reflected in the income statement in operating expenses and we depreciate the underlying assets for tax purposes.

Forward-Looking Statements

            Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements.  These statements discuss, among other things, business strategies and future performance.  The forward-looking statements are subject to risks, uncertainties and assumptions including, without limitation, competition, product demand, the economy, inflation, gasoline prices, consumer debt levels, war and the prospect of war, including terrorist activity, and availability of commercial transportation.  Actual results may materially differ from anticipated results.  Please refer to the Risk Factors section in our annual report on Form 10-K for fiscal year ended August 31, 2002, for more details.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

            AutoZone is exposed to market risk from changes in foreign exchange and interest rates.  Additionally, we are exposed to market risk from changes in gasoline prices related to our transportation fleet of trucks.  We may periodically use various financial instruments to reduce such risks.  To date, foreign exchange exposure has not been material.  All hedging transactions are authorized by our Board of Directors.  Further, we do not buy or sell financial instruments for trading purposes.

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

            AutoZone has utilized interest rate swaps to convert variable rate debt to fixed rate debt.  At February 15, 2003, we held interest rate swap contracts related to $25 million of variable rate debt.  These swaps expire in September 2003, and are used to hedge the variable rate debt associated with commercial paper borrowings.  Additionally, during the second fiscal quarter, we entered into a forward starting interest rate swap with notional amounts totaling $200 million associated with the anticipated issuance of an additional $200 million of debt available under our shelf registration. This swap expires in August 2003.

            Subsequent to the end of the quarter, we also entered into fuel swaps to hedge a portion of our diesel fuel exposure between April and August 2003.  As of March 11, 2003, we held fuel swap contracts related to $2.4 million of diesel fuel.

            At August 31, 2002, we held a total of $75 million of interest rate swaps related to commercial paper borrowings and also held $115 million of swaps that were used to hedge the variable rate debt associated with a $115 million term loan.  Additionally, at August 31, 2002, we held treasury lock agreements with notional amounts of $300 million that expired in October 2002 and were used to hedge the exposure to variability in future cash flows related to AutoZone's issuance of $300 million 5.875% Senior Notes.  The treasury lock agreements were settled upon the issuance of the Senior Notes.  The loss realized under the treasury lock agreements is being amortized as interest expense over the life of the underlying Senior Notes.  A portion of the proceeds generated from the issuance of the Senior Notes was used to prepay a $115 million term loan.  Accordingly, the related swap agreements were settled and the realized loss is being amortized as interest expense over the life of the swap agreement.

            In accordance with SFAS 133, AutoZone reflects the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders' equity as a component of comprehensive income. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income.  For the twenty-four weeks ended February 15, 2003, and February 9, 2002, all of our derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

            The fair value of AutoZone's debt was estimated at $1.39 billion as of February 15, 2003, and $1.22 billion as of August 31, 2002, based on the market values of the debt at those dates.  Such fair value is greater than the carrying value of debt at February 15, 2003, by $46.9 million, and at August 31, 2002, by $27.2 million.  We had $544.8 million of variable rate debt outstanding at February 15, 2003, and $699.8 million outstanding at August 31, 2002.  At these borrowing levels, a one percentage point increase in interest rates would have an unfavorable annual impact on AutoZone's pretax earnings and cash flows of $5.2 million in fiscal 2003 and $5.1 million in fiscal 2002, which includes the effects of interest rate swaps.  The primary interest rate exposure on variable rate debt is based on LIBOR.

Item 4.  Controls and Procedures

            As of February 15, 2003, an evaluation was performed under the supervision and with the participation of AutoZone's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, AutoZone's management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 15, 2003.  No significant changes in AutoZone's internal controls or in other factors have occurred that could significantly affect controls subsequent to February 15, 2003.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

            AutoZone, Inc., was a defendant in a lawsuit entitled "Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc., et al." filed in the U.S. District Court for the Eastern District of New York in February 2000. The case was originally filed by over 100 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers. The plaintiffs claimed that the defendants have knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers' profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act.  Plaintiffs' third amended and corrected complaint seeks unspecified damages suffered by 22 plaintiffs (prior to statutory trebling) ranging from several million dollars to $35 million and a permanent injunction prohibiting defendants from committing further violations of the Robinson-Patman Act and from opening any further stores to compete with plaintiffs as long as defendants continue to violate the Act. This lawsuit was tried before a jury beginning on January 21, 2003.  On January 28, 2003, a seven person jury unanimously returned a verdict in favor of AutoZone. Subsequent to the quarter end, on February 26, 2003, the plaintiffs filed a notice to appeal. We believe that the verdict of the jury will be upheld.

            We are currently, and from time to time, involved in various other legal proceedings incidental to the conduct of our business.  Although the amount of liability that may result from these proceedings cannot be ascertained, AutoZone does not currently believe that, in the aggregate, that these matters will result in liabilities material to our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders was held on December 12, 2002.

(b) Not applicable.

(c) 1. All nominees for director were elected pursuant to the following vote:

Nominee	Votes For	Votes Withheld*
Charles M. Elson	76,582,351	12,569,519
Marsha J. Evans	79,135,907	10,015,963
Earl G. Graves, Jr.	76,581,319	12,570,551
N. Gerry House	79,516,949	9,634,921
J.R. Hyde, III	79,543,474	9,608,396
James F. Keegan	76,227,702	12,569,687
Edward S. Lampert	79,227,702	9,924,168
W. Andrew McKenna	76,584,722	12,567,148
Steve Odland	79,183,056	9,968,814

2.    For the approval of the AutoZone, Inc. 2003 Director Stock Option Plan:

For:	76,929,567
Against:	2,787,076
Abstain*:	9,435,227

3.    For the approval of the AutoZone, Inc. 2003 Director Compensation Plan:

For:	78,292,070
Against:	1,420,262
Abstain*:	9,439,538

4.    For the approval of Ernst & Young LLP as independent auditors:

For:	75,228,365
Against:	4,545,391

Abstain*:	9,378,114

*NOTE: ESL Investments, Inc., in an agreement dated October 10, 2000, agreed not to vote any shares it or its affiliates acquired after October 20, 2000, until after April 1, 2004, unless AutoZone gives consent otherwise, but such shares will be deemed present for purposes of determining a quorum. As of the record date for the annual meeting held on December 12, 2002, this agreement applied to 8,923,500 shares beneficially owned by ESL Investments, Inc., and its affiliates, all of which are reflected as "withholding" such votes for directors and as "abstaining" in the other matters.

Item 6.  Exhibits and Reports on Form 8-K

(a)   The following exhibits are filed as part of this report:

	3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

	3.2	Third Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

	4.1	Third Amended and Restated AutoZone, Inc., Employee Stock Purchase Plan.

*	10.1	Amended and Restated AutoZone, Inc. Executive Deferred Compensation Plan.

	15.1	Letter Regarding Unaudited Financial Information.

	*	Management contract or compensatory plan or arrangement.

(b)  (1)    The Company filed a Form 8-K dated November 26, 2002, furnishing a press release under Regulation FD.

             (2)    The Company filed a Form 8-K dated December 12, 2002, furnishing a press release regarding first fiscal quarter earnings.

             (3)    The Company filed a Form 8-K dated January 29, 2003, furnishing a press release regarding a quarterly sales update, announcing that the Company's Board of Directors had authorized additional stock repurchases of $500 million, and that the Company had received a favorable jury verdict in its Robinson-Patman lawsuit.

             (4)    The Company filed a Form 8-K dated February 10, 2003, furnishing a press release regarding a quarterly sales update.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOZONE, INC.

                                                                                By:  /s/ MICHAEL ARCHBOLD

                                                                                Michael Archbold
                                                                                Senior Vice President and
                                                                                Chief Financial Officer
                                                                                (Principal Financial Officer)

                                                                                By:  /s/ CHARLIE PLEAS III

                                                                                Charlie Pleas III
                                                                                Vice President, Controller
                                                                                (Principal Accounting Officer)

Dated:  March 19, 2003

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

March 19, 2003

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
March 19, 2003
                                                                         /s/ MICHAEL ARCHBOLD
                                                                                Michael Archbold
                                                                                Senior Vice President and
                                                                                Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this report:

	3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

	3.2	Third Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

	4.1	Third Amended and Restated AutoZone, Inc., Employee Stock Purchase Plan.

*	10.1	Amended and Restated AutoZone, Inc. Executive Deferred Compensation Plan.

	15.1	Letter Regarding Unaudited Financial Information.

	*	Management contract or compensatory plan or arrangement.