Form 10-Q
period 2003-05-10
AUTOZONE INC
filed 2003-06-11
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended May 10, 2003, or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]    No  [ ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [X]    No  [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value - 89,483,123 shares as of June 7, 2003.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	May 10, 2003	August 31, 2002

ASSETS
Current assets
Cash and cash equivalents	$ 6,638	$ 6,498
Accounts receivable, net	44,780	23,782
Merchandise inventories, net	1,497,643	1,375,584
Prepaid expenses	22,183	11,690
Deferred income taxes	34,059	32,574

Total current assets	1,605,303	1,450,128

Property and equipment
Property and equipment	2,497,063	2,432,130
Less: Accumulated depreciation and amortization	825,146	770,402

	1,671,917	1,661,728

Other assets
Cost in excess of net assets acquired	305,390	305,390
Deferred income taxes	61,448	60,304
Other assets	3,790	241

	370,628	365,935

	$3,647,848	$3,477,791

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,090,158	$1,145,533
Accrued expenses	316,057	344,600
Income taxes payable	164,664	43,438

Total current liabilities	1,570,879	1,533,571

Long term debt	1,419,967	1,194,517
Other liabilities	55,384	60,576
Stockholders' equity	601,618	689,127

	$3,647,848	$3,477,791

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Twelve	Weeks	Ended	Thirty-six	Weeks	Ended
	May 10, 2003		May 4, 2002	May 10, 2003		May 4, 2002

Net sales	$1,288,445		$1,224,810	$3,627,776		$3,482,173
Cost of sales, including warehouse and delivery expenses	689,622		682,826	1,983,564		1,949,153
Operating, selling, general and administrative expenses	376,940		359,551	1,806,505		1,073,934

Operating profit	221,883		182,433	557,707		459,086
Interest expense -- net	19,353		17,419	58,091		55,124

Income before income taxes	202,530		165,014	499,616		403,962
Income taxes	76,553		62,700	189,453		153,800

Net income	$ 125,977		$ 102,314	$ 310,163		$ 250,162

Weighted average shares for basic earnings per share	94,666		103,961	97,307		106,264
Effect of dilutive stock equivalents	2,145		2,683	2,163		2,751

Adjusted weighted average shares for diluted earnings per share	96,811		106,644	99,470		109,015

Basic earnings per share	$ 1.33		$ 0.98	$ 3.19		$ 2.35

Diluted earnings per share	$ 1.30		$ 0.96	$ 3.12		$ 2.29

    See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirty-	six	Weeks	Ended
	May 10, 2003			May 4, 2002

Cash flows from operating activities:
Net income	$ 310,163			$ 250,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,526			82,497
Net increase in merchandise inventories	(122,059)			(83,754)
Net increase in current liabilities	37,308			113,516
Income tax benefit from exercise of options	24,990			28,159
Other -- net	(47,985)			(1,724)

Net cash provided by operating activities	277,943			388,856

Cash flows from investing activities:
Capital expenditures	(98,800)			(81,845)
Proceeds from sale of business	--			25,723
Proceeds from disposal of capital assets	12,006			9,716
Notes receivable from officers	--			1,911

Net cash used in investing activities	(86,794)			(44,495)

Cash flows from financing activities:
Net proceeds from debt	225,450			25,732
Purchase of treasury stock	(444,558)			(412,442)
Net proceeds from sale of common stock	31,127			42,257
Other--net	(3,028)			77

Net cash used in financing activities	(191,009)			(344,376)

Net change in cash and cash equivalents	140			(15)
Cash and cash equivalents at beginning of period	6,498			7,257

Cash and cash equivalents at end of period	$ 6,638			$ 7,242

    See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A-Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirty-six weeks ended May 10, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended August 31, 2002.

Note B-Adoption of New Accounting Standards

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

        In November 2002 the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45).  FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and indemnities.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002.  FIN 45 applies to product warranties offered by the Company.  The Company does not expect the adoption of FIN 45 to have significant impact on its Consolidated Financial Statements.  Refer to Note K for the Company's interim disclosures.

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

        On December 31, 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (SFAS 148).  SFAS 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the Statement's fair value method of accounting for stock-based employee compensation.  SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  Refer to Note C for the Company's interim disclosures.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46).  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  FIN 46 applies to the Company's existing $30 million synthetic lease facility, and will be effective for the Company's first quarter in fiscal 2004.  The Company is currently evaluating the impact of FIN 46 and does not expect its adoption to have a significant impact on its Consolidated Financial Statements.

        In March 2003, the Emerging Issues Task Force (EITF) reached final consensus on EITF Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor" (EITF 02-16).  Under EITF 02-16, cash consideration received from a vendor is presumed to be a reduction of the purchase cost of merchandise and should be reflected as a reduction of cost of sales or revenue as prescribed in the consensus.  The new guidance should be applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002, to the extent vendor funds will be applied as a reduction of the purchase cost of inventories.  During the quarter, the Company reflected the new guidance for new and modified vendor agreements.  As a result, cost of sales was $13.0 million less and operating, selling, general and administrative expenses were $15.6 million higher as a result of the new guidance, resulting in a pretax charge of $2.6 million ($0.02 per share).  The Company will continue to reflect the new guidance for all new and modified arrangements.

        In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."  SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively.  The Company does not expect the adoption of SFAS 149 to have a significant impact on its Consolidated Financial Statements.

        In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of these instruments were previously classified as equity.  SFAS 150 applies to the Company's use of equity forward agreements to repurchase common stock and would require the Company to record any forward purchase obligations as a liability on the balance sheet.  The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Subsequent to the end of the quarter, the Company settled all outstanding forward purchase contracts and, therefore, does not expect the adoption of SFAS 150 to have a significant impact on its Consolidated Financial Statements.

Note C-Stock-Based Compensation

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

	Twelve	Weeks	Ended	Thirty-six	Weeks	Ended
(in thousands, except per share amounts)	May 10, 2003		May 4, 2002	May 10, 2003		May 4, 2002

Net income, as reported	$ 125,977		$ 102,314	$ 310,163		$ 250,162
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,950)		(1,983)	(11,801)		(5,836)

Pro forma net income	$ 122,027		$ 100,331	$ 298,362		$ 244,326

Earnings per share
Basic -- as reported	$ 1.33		$ 0.98	$ 3.19		$ 2.35

Basic -- pro forma	$ 1.29		$ 0.97	$ 3.07		$ 2.30

Diluted -- as reported	$ 1.30		$ 0.96	$ 3.12		$ 2.29

Diluted -- pro forma	$ 1.26		$ 0.94	$ 3.00		$ 2.24

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

Note E-Financing Arrangements

        The Company's long term debt as of May 10, 2003, and August 31, 2002, consisted of the following:

(in thousands)	May 10, 2003	August 31, 2002

5.875% Senior Notes due 2012, effective interest rate of 6.33%	$ 300,000	$ --
6% Notes due November 2003	150,000	150,000
6.5% Debentures due 2008	190,000	190,000
7.99% Notes due 2006	150,000	150,000
Bank term loan due November 2004, interest rate of 2.47% at May 10, 2003, and 2.56% at August 31, 2002	350,000	350,000
Bank term loan due December 2003, interest rate of 3.11% at August 31, 2002	--	115,000
Commercial paper, weighted average rate of 1.4% at May 10, 2003, and 2.1% at August 31, 2002	265,000	223,200
Other	14,967	16,317

	$1,419,967	$1,194,517

        The Company maintains $950 million of revolving credit facilities with a group of banks.  Of the $950 million, $300 million was scheduled to expire in May 2003 but, subsequent to the end of the quarter, was renewed for one year to May 18, 2004.  The remaining $650 million expires in May 2005.  The 364-day facility expiring in May 2004 includes a renewal feature, as well as an option to extend the maturity date of the then-outstanding debt by one year.  The credit facilities exist largely to support commercial paper borrowings and other short term unsecured bank loans.  Outstanding commercial paper at May 10, 2003, of $265.0 million and the 6% Notes due November 2003 are classified as long term as the Company has the ability and intention to refinance them on a long term basis.  The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending bank's base rate (as defined in the agreement) or a competitive bid rate at the option of the Company.  The Company has agreed to observe certain covenants under the terms of its credit agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage.  As of May 10, 2003, the Company was in compliance with all covenants.

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

        On June 3, 2003, the Company issued $200 million of 4.375% Senior Notes remaining under the shelf registration filed in October 2002.  The Senior Notes mature in June 2013, and interest is payable semi-annually on June 1 and December 1.  The proceeds were used to repay a portion of the Company's outstanding commercial paper borrowings.

Note F-Stockholders' Equity

        As of May 10, 2003, the Company's Board of Directors had authorized the Company to repurchase up to $2.8 billion of common stock in the open market.  Since fiscal 1998, the Company has repurchased a total of 66.2 million shares at an aggregate cost of $2.4 billion.  In addition to these purchases, at times, the Company has utilized equity forward contracts to facilitate its repurchase of common stock.  At May 10, 2003, the Company held equity forward contracts that relate to the purchase of approximately 4.0 million shares of common stock at an average cost of $73.69 per share, all of which were scheduled to mature in fiscal 2003.  During fiscal 2003, the Company has repurchased $589.9 million of common stock, including shares under forward purchase contracts.  The Company, at its option, may settle the forward contracts in cash or common stock.  The Company has historically settled all similar contracts in cash.  In accordance with the provisions of Emerging Issues Task Force Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," these contracts qualify as equity instruments and are not reflected in the Company's Consolidated Balance Sheets.  Due to fluctuations in the Company's stock price, when the Company settles these forward contracts, the settlement price may be above or below the market price of the underlying common stock.  Subsequent to the end of the quarter, the Company purchased 4.0 million shares in settlement of all remaining forward contracts outstanding at May 10, 2003, and as of June 7, 2003, the Company had purchased 0.7 million shares in the open market at an average cost of $85 per share.

Note G-Comprehensive Income

        Comprehensive income includes foreign currency translation adjustments and changes in the fair value of certain derivative financial instruments that qualify for cash flow hedge accounting.  Comprehensive income for all periods presented is as follows:

	Twelve	Weeks	Ended	Thirty-six	Weeks	Ended
(in thousands)	May 10, 2003		May 4, 2002	May 10, 2003		May 4, 2002

Reported net earnings	$ 125,977		$ 102,314	$ 310,163		$250,162
Foreign currency translation adjustment	2,403		(816)	(4,088)		(292)
Unrealized gain (loss) on derivative contracts, net of deferred taxes	(3,731)		1,403	(6,203)		(1,422)

Comprehensive income	$ 124,649		$ 102,901	$ 299,872		$ 248,448

Note H-Restructuring and Impairment Charges

        In fiscal 2001, AutoZone recorded restructuring and impairment charges of $156.8 million.  Total remaining accrued obligations for restructuring charges were $15.0 million at May 10, 2003, and consisted primarily of accrued lease obligations.  The following table presents a summary of the activity in accrued lease obligations:

(in thousands)	Lease Obligations

Balance at August 31, 2002	$18,140
Cash outlays	(314)

Balance at November 23, 2002	17,826
Cash outlays	(522)

Balance at February 15, 2003	17,304
Cash outlays	(2,290)

Balance at May 10, 2003	$15,014

Note I-Sale of TruckPro Business

        In December 2001, the Company's heavy-duty truck parts business was sold to a group of investors in exchange for cash and a six-year note.  The Company had deferred a gain of $3.6 million related to the sale due to uncertainties associated with the realization of the gain.  During the quarter, the note (with a face value of $4.5 million) was repaid to the Company and certain liabilities were settled.  As a result, a total gain of $4.7 million was recognized into income as part of operating, selling, general and administrative expenses.  The Company has also subleased some of the TruckPro properties to the purchaser of the TruckPro business for an initial term of not less than 20 years.

Note J-Retirement Plan Changes

        On January 1, 2003, the Company introduced an enhanced 401(k) plan that replaced the previous pension and 401(k) plans.  The new plan features include increased company matching contributions, immediate 100% vesting of company contributions and an increased savings option to 25% of qualified earnings.  In conjunction with the enhanced 401(k) plan, the defined benefit pension plan was frozen and pension plan participants will earn no new benefits under the plan formula and no new participants will join the pension plan.  The Company has not experienced a material financial statement impact as a result of the plan changes.

Note K-Product Warranties

        The Company provides its customers limited warranties on certain products that range from 30 days to lifetime warranties.  The Company's vendors are primarily responsible for warranty claims.  Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product's historical return rate.  The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.  Changes in the Company's warranty liability during the period were as follows:

(in thousands)	Warranty Liability

Balance at August 31, 2002	$82,035
Amounts charged to expense	28,223
Warranty settlements	(23,864)

Balance at November 23, 2002	$86,394
Amounts charged to expense	24,620
Warranty settlements	(20,228)

Balance at February 15, 2003	90,786
Amounts charged to expense	21,802
Warranty settlements	(22,270)

Balance at May 10, 2003	$ 90,318

Independent Accountants' Review Report

Stockholders

AutoZone, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. as of May 10, 2003, and the related condensed consolidated statements of income and cash flows for the twelve and thirty-six week periods ended May 10, 2003 and May 4, 2002. These financial statements are the responsibility of the Company's management.

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

May 27, 2003

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

        For information regarding our critical accounting policies, refer to our annual report on Form 10-K for the fiscal year ended August 31, 2002.

Twelve Weeks Ended May 10, 2003, Compared with
   Twelve Weeks Ended May 4, 2002

        Net sales for the twelve weeks ended May 10, 2003, increased by $63.6 million, or 5.2%, over net sales for the comparable period of fiscal 2002.  Comparable store sales, or sales for domestic stores opened at least one year, increased 2.8%.  The increase was due more to an increase in average dollars spent per transaction over the amounts in the same period of the prior year than to an increase in customer count.  New store sales for the twelve weeks ended May 10, 2003, contributed 1.9 percentage points of the increase and ALLDATA and Mexico sales contributed the balance.

        At May 10, 2003, we operated 3,152 domestic stores and 43 in Mexico, compared with 3,052 domestic stores and 27 in Mexico at May 4, 2002.

        Gross profit for the twelve weeks ended May 10, 2003, was $598.8 million, or 46.5% of net sales, compared with $542.0 million, or 44.3% of net sales, during the comparable period for fiscal 2002.  Approximately one percentage point of the improvement is due to the adoption of EITF 02-16, as cost of sales would have been $13.0 million higher excluding the effects of the new pronouncement. The remainder of the improvement is due to a combination of cost savings, changes in sales mix, pricing and supply chain initiatives.

        Operating, selling, general and administrative expenses for the twelve weeks ended May 10, 2003, increased by $17.4 million over such expenses for the comparable period for fiscal 2002, yet decreased as a percentage of net sales from 29.4% to 29.3%.  Excluding the effects of adopting EITF 02-16, operating, selling, general and administrative expenses would have been 28.0% of net sales.  The improvement in the expense ratio reflects the leveraging of staffing and information technology spending, which accounted for a 0.4 percentage point improvement.  The note receivable from our former heavy-duty truck parts subsidiary TruckPro was repaid and certain liabilities were settled during the quarter, resulting in the recognition of a $4.7 million gain.  The balance of the improvement is due to an increase in vendor funding in the current year and the inclusion in the prior year quarter of higher expenses related to employee bonuses.

        Operating profit for the twelve weeks ended May 10, 2003, was $221.9 million, or 17.2% of net sales, compared with $182.4 million, or 14.9% of net sales, during the comparable period for fiscal 2002.

        Net interest expense for the twelve weeks ended May 10, 2003, was $19.4 million compared with $17.4 million during the comparable period of 2002.  The increase in net interest expense was due to an increase in average borrowings and average interest rates.  Weighted average borrowings for the twelve weeks ended May 10, 2003, were $1.51 billion, compared with $1.35 billion for the same period of fiscal 2002.  Weighted average borrowing rates were 4.3% in the twelve weeks ended May 10, 2003, compared with 4.2% in the same period of the prior year.  The increase in average interest rates reflects the issuance of long term debt during the first quarter, which was partially offset by lower short term interest rates.

        AutoZone's effective income tax rate was 37.8% of pretax income for the twelve weeks ended May 10, 2003, and 38.0% for the twelve weeks ended May 4, 2002.

Thirty-six Weeks Ended May 10, 2003, Compared with

   Thirty-six Weeks Ended May 4, 2002

        Net sales for the thirty-six weeks ended May 10, 2003, increased by $145.6 million, or 4.2%, over net sales for the comparable period of fiscal 2002. Excluding TruckPro sales in the prior year of $47.6 million, net sales increased 5.6%.  Comparable store sales, or sales for domestic stores opened at least one year, increased 3.2%.  The increase was due more to an increase in average dollars spent per transaction over the amounts in the same period of the prior year than to an increase in customer count.  New store sales for the thirty-six weeks ended May 10, 2003, contributed 1.9 percentage points of the increase and ALLDATA and Mexico sales contributed the balance.

        Gross profit for the thirty-six weeks ended May 10, 2003, was $1.64 billion, or 45.3% of net sales, compared with $1.53 billion, or 44.0% of net sales, during the comparable period for fiscal 2002.  Approximately 0.4 percentage points of the increase is due to the adoption of EITF 02-16, as cost of sales would have been $13.0 million higher excluding the effects of the new pronouncement. Approximately 0.2 percentage points of the improvement is due to the inclusion of TruckPro in fiscal 2002.  The remainder of the improvement is due to a combination of cost savings, changes in sales mix, pricing and supply chain initiatives.

        Operating, selling, general and administrative expenses for the thirty-six weeks ended May 10, 2003, increased by $12.6 million over such expenses for the comparable period for fiscal 2002, yet decreased as a percentage of net sales from 30.8% to 29.9%.  Excluding the effects of adopting EITF 02-16, operating, selling, general and administrative expenses would have been 29.5% of net sales.  The improvement in the expense ratio reflects the leveraging of salaries and information technology spending, which accounted for a 1.2 percentage point improvement.

        Operating profit for the thirty-six weeks ended May 10, 2003, was $557.7 million, or 15.4% of net sales, compared with $459.1 million, or 13.2% of net sales, during the comparable period for fiscal 2002.

        Net interest expense for the thirty-six weeks ended May 10, 2003, was $58.1 million compared with $55.1 million during the comparable period of 2002.  The increase in net interest expense was due to an increase in weighted average borrowings.  Weighted average borrowings for the thirty-six weeks ended May 10, 2003, were $1.42 billion, compared with $1.34 billion for the same period of fiscal 2002.  However, weighted average borrowing rates were 4.6% in the thirty-six weeks ended May 10, 2003, compared with 4.7% in the same period of the prior year.

        AutoZone's effective income tax rate was 37.9% of pretax income for the thirty-six weeks ended May 10, 2003, compared with 38.1% for the thirty-six weeks ended May 4, 2002.

Liquidity and Capital Resources

        For the thirty-six weeks ended May 10, 2003, net cash of $277.9 million was provided by AutoZone's operating activities compared with $388.9 million of cash provided for the comparable prior year period.  The decrease in cash flow from operating activities is due primarily to working capital requirements, partially offset by an increase in net income.  Our working capital requirements reflected an increase in other receivables and an intentional increase in inventory through the first fiscal quarter in order to improve in-stock inventory levels, add brand coverage and late model parts for AZ Commercial and to expand our good/better/best product ranges.  This increase in inventory has been largely financed by our vendors, as evidenced by our 72.8% ratio of accounts payable to inventory.  We have been successful at extending payment terms with our vendors, in some cases by working with our vendors to factor (discount) their AutoZone receivables with their banks at attractive rates due to our credit rating.

        Additionally, $86.8 million was used in investing activities by AutoZone compared with $44.5 million in the comparable period of fiscal year 2002. The increase in cash used in investing activities as compared to the same period of the prior year is due primarily to increased store development activities in the current year and proceeds from the sale of the TruckPro business in the prior year.  Capital expenditures for the thirty-six weeks ended May 10, 2003, were $98.8 million compared to $81.8 million for the comparable period of fiscal 2002. Year-to-date, we opened 92 new domestic stores, replaced four existing stores, opened four new stores in Mexico and closed eight domestic stores.  In the comparable period of the prior fiscal year, we opened 72 new domestic stores, replaced 12 existing stores and closed 39 stores.  We expect to open approximately 160 new domestic stores and close nine domestic stores during the fiscal year.

        Financing activities for the thirty-six weeks ended May 10, 2003, resulted in a use of $191.0 million compared with $344.4 million in the comparable period of the prior year.  The current period reflects net proceeds from debt of $225.5 million offset by $444.6 million in stock repurchases, compared with $25.7 million in debt proceeds and $412.4 million in stock repurchases in the same period of the prior year.  For the thirty-six weeks ended May 4, 2003, exercises of stock options provided $56.1 million, including $25.0 million in related tax benefits that are reflected in cash flows from operations.  In the same period of the prior year, exercises of stock options provided $70.4 million, including $28.2 million in related tax benefits.  Options to purchase 2.0 million shares were exercisable at May 10, 2003, at a weighted average exercise price of $28 per share.

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

        At May 10, 2003, AutoZone had a senior unsecured debt credit rating from Standard & Poor's of BBB+ and a commercial paper rating of A-2. Moody's Investors Service had assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. Moody's had AutoZone listed as having a "stable" outlook and Standard & Poor's had AutoZone listed as having a "positive" outlook.  Subsequent to the end of the quarter, Standard and Poor's changed its outlook for AutoZone to "stable." If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised.  If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense will increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.

        We maintain $950 million of revolving credit facilities with a group of banks.  Of the $950 million, $300 million was scheduled to expire in May 2003 but, subsequent to the end of the quarter, was renewed for one year to May 18, 2004.  The remaining $650 million expires in May 2005.  The 364-day facility expiring in May 2004 includes a renewal feature, as well as an option to extend the maturity date of the then-outstanding debt by one year.  The credit facilities exist largely to support commercial paper borrowings and other short-term unsecured bank loans.  Outstanding commercial paper at May 10, 2003, of $265.0 million and the 6% Notes due November 2003 are classified as long term as we have the ability and intention to refinance them on a long term basis.  The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending bank's base rate (as defined in the agreement) or a competitive bid rate at our option.  We have agreed to observe certain covenants under the terms of our credit agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage.  As of May 10, 2003, we were in compliance with all covenants.

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

        On June 3, 2003, we issued $200 million of 4.375% Senior Notes remaining under the shelf registration filed in October 2002.  The Senior Notes mature in June 2013, and interest is payable semi-annually on June 1 and December 1.  The proceeds were used to repay a portion of our outstanding commercial paper borrowings.

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

        As of May 10, 2003, our Board of Directors had authorized the repurchase of up to $2.8 billion of common stock in the open market.  Since fiscal 1998, we have repurchased 66.2 million shares at an aggregate cost of $2.4 billion.  In addition to these purchases, at times, we have utilized equity forward contracts to facilitate the repurchase of common stock.  At May 10, 2003, we held equity forward contracts relating to the purchase of approximately 4.0 million shares of common stock at an average cost of $73.69 per share.  During fiscal 2003, the Company has repurchased $589.9 million of common stock, including shares under forward purchase contracts.  The Company, at its option, may settle the forward contracts in cash or common stock.  The Company has historically settled all similar contracts in cash.  In accordance with the provisions of Emerging Issues Task Force Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," these contracts qualify as equity instruments and are not reflected in the Company's Consolidated Balance Sheets.  Due to fluctuations in the Company's stock price, when the Company settles these forward contracts, the settlement price may be above or below the market price of the underlying common stock.  Subsequent to the end of the quarter, we purchased 4.0 million shares in settlement of all forward contracts outstanding at May 10, 2003, and as of June 7, 2003, we had purchased 0.7 million shares in the open market at an average cost of $85 per share.

        There were no material changes to the financial commitment schedules disclosed in our annual report on Form 10-K for the fiscal year ended August 31, 2002, except for share repurchases and the issuance of debt as discussed previously.  Additionally, as discussed in the Form 10-Q for the quarter ended February 15, 2003, since fiscal year end, we issued additional stand-by letters of credit (which are primarily renewed on an annual basis) to cover premium and deductible payments to our workers' compensation carrier and cancelled some surety bonds.  Our total standby letters of credit commitment at May 10, 2003, was $52.8 million compared with $31.7 million at August 31, 2002, and our total surety bonds commitment at May 10, 2003, was $12.1 million compared with $23.7 million at August 31, 2002.

Off-Balance Sheet Arrangements

        At times, we have utilized equity forward contracts to facilitate our repurchase of common stock and to lock in current market prices for later purchase.  Our obligations under the equity forward agreements are not reflected on our balance sheet.  AutoZone, at its option, may settle the forward purchase agreements in cash or in common stock.

        In conjunction with our commercial sales program, we offer credit to some of our commercial customers. The receivables related to the credit program are sold to a third party at a discount for cash with limited recourse.  AutoZone has established a reserve for this recourse.  At May 10, 2003, the receivables facility had an outstanding balance of $29.6 million and the balance of the recourse reserve was $2.0 million.

        AutoZone has a synthetic lease facility of $30.0 million.  The facility expires in fiscal 2006.  At May 10, 2003, $29.9 million in synthetic lease obligations were outstanding relating to a small number of our domestic stores. The synthetic leases qualify as operating leases for accounting purposes and are not reflected as an asset or a liability on our balance sheet.  The lease payments on the stores are reflected in the income statement in operating expenses and we depreciate the underlying assets for tax purposes.  FIN 46 applies to this synthetic lease facility, and will be effective for AutoZone's first quarter in fiscal 2004.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        AutoZone is exposed to market risk from changes in foreign exchange and interest rates.  Additionally, we are exposed to market risk from changes in fuel prices related to our transportation fleet of trucks.  We may periodically use various financial instruments to reduce such risks.  To date, foreign exchange exposure has not been material.  All hedging transactions are authorized by our Board of Directors.  Further, we do not buy or sell financial instruments for trading purposes.

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

        AutoZone has utilized interest rate swaps to convert variable rate debt to fixed rate debt.  At May 10, 2003, we held interest rate swap contracts related to $25 million of variable rate debt.  These swaps expire in September 2003, and are used to hedge the variable rate debt associated with commercial paper borrowings.  Additionally, during the second fiscal quarter, we entered into a forward starting interest rate swap with notional amounts totaling $200 million associated with the anticipated issuance of an additional $200 million of debt available under our shelf registration. This swap expires in August 2003.

        During the third quarter, we entered into fuel swaps to hedge a portion of our diesel fuel exposure between April and August 2003.  As of May 10, 2003, we held fuel swap contracts related to $1.9 million of diesel fuel.

        Subsequent to the end of the quarter, we issued $200 million of 4.375% Senior Notes due June 2013.  The forward starting swap was settled upon the issuance of the Senior Notes.  The loss realized under the forward starting swap agreement is being amortized as interest expense over the life of the underlying Senior Notes, resulting in an effective interest rate of 5.65%.

        At August 31, 2002, we held a total of $75 million of interest rate swaps related to commercial paper borrowings and also held $115 million of swaps that were used to hedge the variable rate debt associated with a $115 million term loan.  Additionally, at August 31, 2002, we held treasury lock agreements with notional amounts of $300 million that expired in October 2002 and were used to hedge the exposure to variability in future cash flows related to AutoZone's issuance of $300 million 5.875% Senior Notes.  The treasury lock agreements were settled upon the issuance of the Senior Notes.  The loss realized under the treasury lock agreements is being amortized as interest expense over the life of the underlying Senior Notes, resulting in an effective interest rate of 6.33%.  A portion of the proceeds generated from the issuance of the Senior Notes was used to prepay a $115 million term loan.  Accordingly, the related swap agreements were settled and the realized loss is being amortized as interest expense over the life of the swap agreement.

        In accordance with SFAS 133, AutoZone reflects the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders' equity as a component of comprehensive income. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income.  Excluding the fuel hedge, for the thirty-six weeks ended May 10, 2003, and May 4, 2002, all of our derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

        The fair value of AutoZone's debt was estimated at $1.49 billion as of May 10, 2003, and $1.22 billion as of August 31, 2002, based on the market values of the debt at those dates.  Such fair value is greater than the carrying value of debt at May 10, 2003, by $70.1 million, and at August 31, 2002, by $27.2 million.  We had $625.2 million of variable rate debt outstanding at May 10, 2003, and $699.8 million outstanding at August 31, 2002.  At these borrowing levels, a one percentage point increase in interest rates would have an unfavorable annual impact on AutoZone's pretax earnings and cash flows of $6.0 million in fiscal 2003 and $5.1 million in fiscal 2002, which includes the effects of interest rate swaps.  The primary interest rate exposure on variable rate debt is based on LIBOR.

Item 4.  Controls and Procedures

        As of May 10, 2003, an evaluation was performed under the supervision and with the participation of AutoZone's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, AutoZone's management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 10, 2003.  No significant changes in AutoZone's internal controls or in other factors have occurred that could significantly affect controls subsequent to May 10, 2003.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   The following exhibits are filed as part of this report:
	3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

	3.2	Third Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

*	10.1	2003 Director Stock Option Plan. Incorporated by reference to Appendix C to the definitive proxy statement dated November 1, 2002, for the annual meeting of stockholders held December 12, 2002.

*	10.2	2003 Director Compensation Plan. Incorporated by reference to Appendix D to the definitive proxy statement dated November 1, 2002, for the annual meeting of stockholders held December 12, 2002.

	15.1	Letter Regarding Unaudited Financial Information.

	99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Management contract or compensatory plan or arrangement.

(b)	(1)	The Company filed a Form 8-K dated February 18, 2003, furnishing a press release regarding a quarterly sales update.

	(2)	The Company filed a Form 8-K dated March 4, 2003, furnishing a press release regarding second fiscal quarter earnings.

	(3)	The Company filed a Form 8-K dated April 2, 2003, furnishing a press release under Regulation FD to disclose an agreement with a subsidiary of Midas, Inc.

	(4)	The Company filed a Form 8-K dated April 20, 2003, furnishing a press release regarding a 10b5-1 Plan.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                AUTOZONE, INC.

                                                                                By:  /s/ MICHAEL ARCHBOLD

                                                                                Michael Archbold
                                                                                Senior Vice President and
                                                                                Chief Financial Officer
                                                                                (Principal Financial Officer)

                                                                                By:  /s/ CHARLIE PLEAS III

                                                                                Charlie Pleas III
                                                                                Vice President, Controller
                                                                                (Principal Accounting Officer)

Dated:  June 10, 2003

CERTIFICATIONS

I, Steve Odland, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AutoZone, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

June 10, 2003

                                                              /s/ STEVE ODLAND
                                                                        Steve Odland
                                                                        Chairman, President and
                                                                        Chief Executive Officer

I, Michael Archbold, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AutoZone, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

June 10, 2003
                                                                      /s/ MICHAEL ARCHBOLD
                                                                                Michael Archbold
                                                                                Senior Vice President and
                                                                                Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this report:

	3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

	3.2	Third Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

*	10.1	2003 Director Stock Option Plan. Incorporated by reference to Appendix C to the definitive proxy statement dated November 1, 2002, for the annual meeting of stockholders held December 12, 2002.

*	10.2	2003 Director Compensation Plan. Incorporated by reference to Appendix D to the definitive proxy statement dated November 1, 2002, for the annual meeting of stockholders held December 12, 2002.

	15.1	Letter Regarding Unaudited Financial Information.

	99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Management contract or compensatory plan or arrangement.