Form 10-Q/A
period 2003-05-10
AUTOZONE INC
filed 2003-06-12
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)
	Twelve	Weeks	Ended	Thirty-six	Weeks	Ended
	May 10, 2003		May 4, 2002	May 10, 2003		May 4, 2002

Net sales	$1,288,445		$1,224,810	$3,627,776		$3,482,173
Cost of sales, including warehouse and delivery expenses	689,622		682,826	1,983,564		1,949,153
Operating, selling, general and administrative expenses	376,940		359,551	1,086,505		1,073,934

Operating profit	221,883		182,433	557,707		459,086
Interest expense -- net	19,353		17,419	58,091		55,124

Income before income taxes	202,530		165,014	499,616		403,962
Income taxes	76,553		62,700	189,453		153,800

Net income	$ 125,977		$ 102,314	$ 310,163		$ 250,162

Weighted average shares for basic earnings per share	94,666		103,961	97,307		106,264
Effect of dilutive stock equivalents	2,145		2,683	2,163		2,751

Adjusted weighted average shares for diluted earnings per share	96,811		106,644	99,470		109,015

Basic earnings per share	$ 1.33		$ 0.98	$ 3.19		$ 2.35

Diluted earnings per share	$ 1.30		$ 0.96	$ 3.12		$ 2.29

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

                                                                 /s/  ERNST & YOUNG LLP

Memphis, Tennessee

May 27, 2003

PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K

(a)   The following exhibits are filed as part of this report:
	3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

	3.2	Third Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

*	10.1	2003 Director Stock Option Plan. Incorporated by reference to Appendix C to the definitive proxy statement dated November 1, 2002, for the annual meeting of stockholders held December 12, 2002.

*	10.2	2003 Director Compensation Plan. Incorporated by reference to Appendix D to the definitive proxy statement dated November 1, 2002, for the annual meeting of stockholders held December 12, 2002.

	15.1	Letter Regarding Unaudited Financial Information. (Previously filed.)

	99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Management contract or compensatory plan or arrangement.

(b)	(1)	The Company filed a Form 8-K dated February 18, 2003, furnishing a press release regarding a quarterly sales update.

	(2)	The Company filed a Form 8-K dated March 4, 2003, furnishing a press release regarding second fiscal quarter earnings.

	(3)	The Company filed a Form 8-K dated April 2, 2003, furnishing a press release under Regulation FD to disclose an agreement with a subsidiary of Midas, Inc.

	(4)	The Company filed a Form 8-K dated April 20, 2003, furnishing a press release regarding a 10b5-1 Plan.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                AUTOZONE, INC.

                                                                                By:  /s/ MICHAEL ARCHBOLD

                                                                                Michael Archbold
                                                                                Senior Vice President and
                                                                                Chief Financial Officer
                                                                                (Principal Financial Officer)

Dated:  June 11, 2003

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

June 11, 2003

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

June 11, 2003

                                                                     /s/ MICHAEL ARCHBOLD
                                                                                Michael Archbold
                                                                                Senior Vice President and
                                                                                Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this report:

	3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

	3.2	Third Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

*	10.1	2003 Director Stock Option Plan. Incorporated by reference to Appendix C to the definitive proxy statement dated November 1, 2002, for the annual meeting of stockholders held December 12, 2002.

*	10.2	2003 Director Compensation Plan. Incorporated by reference to Appendix D to the definitive proxy statement dated November 1, 2002, for the annual meeting of stockholders held December 12, 2002.

	15.1	Letter Regarding Unaudited Financial Information. (Previously filed.)

	99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Management contract or compensatory plan or arrangement.