Form 10-K
period 2003-08-30
AUTOZONE INC
filed 2003-10-30
CIK 866787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 30, 2003, or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______.

Commission file number 1-10714

AUTOZONE, INC.

(Exact name of registrant as specified in its charter)

Nevada	62-1482048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K § 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,277,626,348.

The number of shares of Common Stock outstanding as of October 14, 2003, was 88,760,885.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement to be filed within 120 days of August 30, 2003, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held December 11, 2003, are incorporated by reference into Part III.

PART I
Item 1. Business
Introduction
Marketing and Merchandising Strategy
Store Operations
Store Development
Purchasing and Supply Chain
Competition
Trademarks and Patents
Employees
AutoZone Website
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K
SIGNATURES
EXHIBIT INDEX
Ex-10.3 Third Amended & Restated Stock Option Plan
EX-10.6 AMENDED 2000 EXECUTIVE COMPENSATION PLAN
Ex-10.12 Amendment No.1, Consent and Waiver
Ex-12.1 Statement re Computation of Ratio Earnings
Ex-14.1 Code of Ethics
Ex-21.1 Subsidiaries of the Registrant
Ex-23.1 Consent of Ernst & Young LLP
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32.1 Section 906 Certification of the CEO
Ex-32.2 Section 906 Certification of the CFO

PART I	5
Item 1. Business	5
Introduction	5
Marketing and Merchandising Strategy	6
AZ Commercial	8
Store Operations	9
Store Development	10
Purchasing and Supply Chain	11
Competition	11
Trademarks and Patents	12
Employees	12
AutoZone Website	12
Executive Officers of the Registrant	13
Item 2. Properties	14
Item 3. Legal Proceedings	15
Item 4. Submission of Matters to a Vote of Security Holders	15
PART II	16
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters	16
Item 6. Selected Financial Data	17
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Risk Factors	30
Reconciliation of Non-GAAP Financial Measures	33
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	39
Item 8. Financial Statements and Supplementary Data	41
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	69
Item 9A. Controls and Procedures	69
PART III	70
Item 10. Directors and Officers of the Registrant	70
Item 11. Executive Compensation	70
Item 12. Security Ownership of Certain Beneficial Owners and Management	70
Item 13. Certain Relationships and Related Transactions	70
Item 14. Principal Accountant Fees and Services	70
PART IV	71
Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K	71

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These are based on our assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation, competition; product demand; the economy; the ability to hire and retain qualified employees; consumer debt levels; inflation; gasoline prices; war and the prospect of war, including terrorist activity; availability of commercial transportation; and outcome of pending litigation. Forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those contemplated by such forward-looking statements, and such events could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for more details.

PART I

Item 1. Business

Introduction

     We are the nation’s leading specialty retailer of automotive parts and accessories, with most of our sales to do-it-yourself (DIY) customers. We began operations in 1979 and at August 30, 2003, operated 3,219 auto parts stores in the United States and 49 in Mexico. We also sell parts and accessories online at autozone.com. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items and accessories. We also have a commercial sales program in the United States (AZ Commercial) that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers and service stations. We do not derive revenue from automotive repair or installation.

     In addition, we sell the ALLDATA automotive diagnostic and repair software which is also available through alldatapro.com and alldatadiy.com.

     At August 30, 2003, our stores were in the following locations:

Alabama	84
Arizona	81
Arkansas	52
California	387
Colorado	45
Connecticut	24
Delaware	8
Florida	154
Georgia	106
Idaho	10
Illinois	155
Indiana	105
Iowa	22
Kansas	37
Kentucky	59
Louisiana	90
Maine	6
Maryland	32
Massachusetts	55
Michigan	124
Minnesota	18
Mississippi	67
Missouri	79
Montana	1
Nebraska	9
Nevada	32
New Hampshire	14
New Jersey	22
New Mexico	31
New York	98
North Carolina	108
North Dakota	2
Ohio	191
Oklahoma	66
Oregon	18
Pennsylvania	84
Rhode Island	15
South Carolina	53
South Dakota	1
Tennessee	120
Texas	374
Utah	25
Vermont	1
Virginia	70
Washington	9
West Virginia	21
Wisconsin	43
Wyoming	5
Washington, DC	6

Domestic Total	3,219
Mexico	49

TOTAL	3,268

Marketing and Merchandising Strategy

          We are dedicated to providing customers with superior service, value and quality automotive parts and products at conveniently located, well-designed stores. Key elements of this strategy are:

     Customer Service

          We believe that our customers value customer service; therefore, customer service is the most important element in our marketing and merchandising strategy. We emphasize that our AutoZoners (employees) should always put customers first by providing prompt, courteous service and trustworthy advice. Our electronic parts catalog assists in the selection of parts and lifetime warranties are offered on many of the parts we sell. Our satellite system in our domestic auto parts stores helps us to expedite credit or debit card and check approval processes and locate parts at neighboring AutoZone stores.

          Our stores generally open at 8 a.m. and close between 8 and 10 p.m. Monday through Saturday and typically open at 9 a.m. and close between 6 and 8 p.m. on Sunday. Some stores are open 24 hours, and some have extended hours of 7 a.m. until midnight seven days a week.

          We also provide specialty tools through our Loan-A-Tool program. Customers can borrow a specialty tool, such as a steering wheel puller, for which a DIY customer or a small repair shop would have little or no use other than for a single job. AutoZoners also provide other free services, including check engine light readings; battery charging and installation assistance; oil recycling; and testing of starters, alternators, batteries, sensors and actuators.

Merchandising

          The following table shows some of the types of products that we sell:

Hard Parts	Maintenance Items	Accessories

A/C Compressors	Antifreeze	Air Fresheners
Alternators	Belts and Hoses	Cell Phone Accessories
Batteries	Brake Fluid	Decorative Lighting
Brake Drums, Rotors	Chemicals	Dent Filler
Shoes and Pads	Fuses	Floor Mats
Carburetors	Lighting	Neon
Clutches	Oil	Mirrors
CV Axles	Oil and Fuel Additives	Paint
Engines	Oil, Air and Fuel Filters	Seat Covers
Fuel Pumps	Power Steering Fluid	Steering Wheel Covers
Mufflers	Refrigerant	Stereos
Shock Absorbers	Spark Plugs	Sunglasses
Starters	Transmission Fluid	Tools
Struts	Wash and Wax	Toys
Water Pumps	Windshield Wipers

          We believe that the satisfaction of DIY customers and professional technicians often is impacted by our ability to provide specific automotive products as requested. Our stores generally offer between 21,000 and 23,000 stock keeping units (“SKUs”), covering a broad range of vehicle types. Each store carries the same basic product line, but we tailor our parts inventory to the makes and models of the automobiles in each store’s trade area. Our hub stores carry a larger assortment of products that can be delivered to AZ Commercial customers or local satellite stores. Slower-selling products are generally available through our vendor direct program (VDP) which offers overnight delivery.

          We are constantly updating the products that we offer to assure that our inventory matches the products that our customers want, when they want them.

     Pricing

          We want to be perceived by our customers as the value leader in our industry by consistently providing quality merchandise at a good price, backed by a good warranty and outstanding customer service. On many of our products we offer multiple value choices in a good/better/best assortment, with appropriate price and quality increases from the “good” products to the “better” and “best” products. We believe that our overall prices compare favorably to those of our competitors.

     Marketing

          We believe that targeted advertising and marketing play important roles in succeeding in today’s environment. We are constantly working to understand our customers’ wants and needs so that we can build long-lasting, loyal relationships. We utilize marketing and advertising primarily to educate customers about the overall importance of vehicle maintenance. We also seek to convey the message that AutoZone is THE brand that can provide “the most exciting Zone for vehicle solutions!” Broadcast and print media are designed primarily to increase store traffic. In-store signage and creative product placement help to educate customers about products they need as a means to increase average sales dollars per transaction.

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

AZ Commercial

          We believe we are the third largest aftermarket seller of automotive parts and products to repair shops in the United States. AZ Commercial is our program that sells parts and other products to local, regional and national repair garages, dealers and service stations. As a part of the program we offer credit and delivery to some of our commercial customers. The program operated out of 1,941 stores as of August 30, 2003. Through our hub stores, we offer a greater range of parts and products desired by professional technicians and can also be used as additional available inventory for local stores. In addition, some of our commercial customers receive shipments directly from our distribution centers. AZ Commercial has a national sales team focused on national and regional commercial accounts, as well as an outside sales force for customers located immediately around our commercial stores.

Store Operations

     Store Formats

          As of August 30, 2003, we had domestic auto parts stores in the following square footage ranges:

Square Footage	Number of Stores

Less than 4,000	277
4,000 to 7,000	1,788
More than 7,000	1,154

          Substantially all AutoZone stores are based on standard store formats resulting in generally consistent appearance, merchandising and product mix. Approximately 85% to 90% of each store’s square footage is selling space, of which approximately 40% to 45% is dedicated to hard parts inventory. The hard parts inventory area is generally fronted by a counter or pods that run the depth or length of the store, dividing the hard parts area from the remainder of the store. The remaining selling space contains displays of accessories and maintenance items.

          We have knowledgeable AutoZoners available to assist customers with their parts needs utilizing our proprietary electronic parts catalog with a display screen that is visible to both the AutoZoner and the customer. In addition to helping ensure fast, accurate parts lookup, the parts catalog will suggest additional items that a customer should purchase in order to properly install the merchandise being purchased.

          We believe that our stores are “destination stores,” generating their own traffic rather than relying on traffic created by adjacent stores. Therefore, we situate most stores on major thoroughfares with easy access and good parking. Approximately 2,600 of our auto parts stores are freestanding, with the balance principally located within strip shopping centers. Freestanding large format stores typically have parking for approximately 40 to 45 cars on a lot of approximately 3/4 to one acre. Our smaller stores typically have parking for approximately 20 to 30 cars and are usually located on a lot of approximately 1/2 to 3/4 acre.

     Store Personnel and Training

          Each auto parts store typically employs from 10 to 16 AutoZoners, including a manager and, in some cases, an assistant manager. AutoZoners typically have prior automotive experience. All AutoZoners are encouraged to complete courses resulting in certification by the National Institute for Automotive Service Excellence (ASE), which is broadly recognized for training certification in the automotive industry. Although we do on-the-job training, we also provide formal training programs, including regular store meetings on specific sales and product issues, standardized training manuals and a specialist program that trains AutoZoners in several areas of technical expertise from both the Company and from independent certification agencies. Training is supplemented with frequent store visits by management.

          Store managers receive financial incentives through performance-based bonuses. In addition, our growth has provided opportunities for the promotion of qualified AutoZoners. We believe these opportunities are important to attract, motivate and retain quality AutoZoners.

          Our domestic auto parts stores are primarily supervised through district managers who oversee approximately 10 to 12 stores each and who report to regional managers. Regional managers with approximately 80 to 90 stores each, in turn, report to five Vice Presidents of Operations.

          All store support functions are centralized in our store support center in Memphis, Tennessee. We believe that this centralization enhances consistent execution of our merchandising and marketing strategies at the store level, while reducing expenses and cost of sales.

     Store Automation

          All of our stores have a proprietary electronic parts catalog that provides parts information based on the make, model and year of an automobile. The catalog display screens are placed on the hard parts counter or pods where both AutoZoners and customers can view the screen. In addition, our satellite system enables the stores to expedite credit or debit card and check approval processes, immediately access national warranty data, implement real-time inventory controls and locate and hold parts at neighboring AutoZone stores.

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

Store Development

          The following table reflects domestic auto parts store development during the past five fiscal years:

	Fiscal Year

	2003	2002	2001	2000	1999

Beginning Stores	3,068	3,019	2,915	2,711	2,657
New Stores	160	102	107	208	245
Replaced Stores	6	15	16	30	59
Closed Stores	9	53	3	4	191
Net New Stores	151	49	104	204	54
Ending Stores	3,219	3,068	3,019	2,915	2,711

          We believe that expansion opportunities exist both in markets that we do not currently serve, and in markets where we can achieve a larger presence. We attempt to obtain high visibility sites in high traffic locations and undertake substantial research prior to entering new markets. The most important criteria for opening a new store are its projected future profitability and its ability to achieve our required investment hurdle rate. Key factors in selecting new site and market locations include population, demographics, vehicle profile, number and strength of competitors’ stores and the cost of real estate. In reviewing the vehicle profile, we also consider the number of vehicles that are seven years old and older, “our kind of vehicles” (OKVs), as these are no longer under the original manufacturers’ warranty and will require more maintenance and repair than younger vehicles. We generally seek to open new stores within or contiguous to existing market areas and attempt to cluster development in new urban markets in a relatively short period of time to achieve economies of scale in distribution and marketing costs. In addition to continuing to lease or develop our own stores, we may occasionally evaluate potential acquisition candidates.

Purchasing and Supply Chain

          Merchandise is selected and purchased for all stores through our store support center in Memphis, Tennessee. No one class of product accounts for as much as 10 percent of our total sales. In fiscal 2003, no single supplier accounted for more than 10 percent of our total purchases. We generally have few long-term contracts for the purchase of merchandise. We believe that we have excellent relationships with suppliers. We also believe that alternative sources of supply exist, at similar cost, for substantially all types of product sold.

          Our vendors ship substantially all of our merchandise to our distribution centers. Stores typically place orders on a weekly basis with merchandise shipped from the warehouse generally within 24 hours of receipt of the order.

          Our hub stores have increased our ability to distribute products on a timely basis to each store. A hub store is able to provide replenishment of sold products and deliver special order products to a store in its coverage area generally within 24 hours. Hub stores are replenished from distribution centers multiple times per week.

Competition

          The sale of automotive parts, accessories and maintenance items is highly competitive in many areas, including name recognition, product availability, customer service, store location and price. AutoZone competes in both the retail (DIY) and commercial (do it for me, “DIFM”) auto parts and accessories markets.

          Competitors include national and regional auto parts chains, independently owned parts stores, wholesalers and jobbers, car washes and auto dealers, in addition to discount and mass merchandise stores, department stores, hardware stores, supermarkets, drugstores and home stores that sell aftermarket vehicle parts and supplies, chemicals, accessories, tools and maintenance parts. AutoZone competes on the basis of customer service, including the trustworthy advice of our AutoZoners, merchandise selection and availability, price, product warranty, store layouts and location.

Trademarks and Patents

          We have registered several service marks and trademarks in the United States Patent and Trademark office as well as in other countries, including our service marks, “AutoZone” and “Get in the Zone,” and trademarks, “AutoZone,” “Duralast,” “Duralast Gold,” “Valucraft,” and “ALLDATA.” We believe that the “AutoZone” service marks and trademarks are important components of our merchandising and marketing strategy.

Employees

          As of August 30, 2003, we employed approximately 48,000 persons in the U.S., approximately 60 percent of whom were employed full-time. About 90 percent of our AutoZoners were employed in stores or in direct field supervision, approximately 7 percent in distribution centers and approximately 3 percent in store support functions. We employed approximately 700 persons in our Mexico operations.

          We have never experienced any material labor disruption and believe that relations with our AutoZoners are generally good.

AutoZone Website

          AutoZone’s primary website is at http://www.autozone.com. We make available, free of charge, at our corporate website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Executive Officers of the Registrant

          The following table lists our executive officers. The title of each executive officer includes the words “Customer Satisfaction” which reflects our commitment to customer service. Officers are elected by and serve at the discretion of the Board of Directors.

Steve Odland, 45—Chairman, President, Chief Executive Officer and Director

          Steve Odland has been Chairman, Chief Executive Officer, and a Director since January 2001, and President since May 2001. Previously, he was an executive with Ahold USA from 1998 to 2000. Mr. Odland was President of the Foodservice Division of Sara Lee Bakery from 1997 to 1998. He was employed by The Quaker Oats Company from 1981 to 1996 in various executive positions.

Michael Archbold, 43—Senior Vice President and Chief Financial Officer

          Michael Archbold was elected Senior Vice President & Chief Financial Officer in 2002. Previously, he was Vice President & Chief Financial Officer for the Booksellers division of Barnes & Noble, Inc., since 1996. He was employed by Woolworth Corporation (now Foot Locker, Inc.) from 1988 to 1996 in various financial positions, including Assistant Controller.

Bruce G. Clark, 58—Senior Vice President and Chief Information Officer

          Bruce G. Clark has been Senior Vice President and Chief Information Officer since 1999. Previously Mr. Clark was Senior Vice President–MIS/Telemarketing of Brylane and its predecessors since 1988, and had been employed by Brylane, at that time a division of The Limited, since 1983.

Brett D. Easley, 45—Senior Vice President–Merchandising

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

Harry L. Goldsmith, 52—Senior Vice President, Secretary and General Counsel

          Harry L. Goldsmith was elected Senior Vice President, Secretary and General Counsel in 1996. Previously he was Vice President, General Counsel and Secretary from 1993 to 1996.

Lisa R. Kranc, 50—Senior Vice President–Marketing

          Lisa R. Kranc has been Senior Vice President–Marketing since August 2001. Previously, she was Vice President–Marketing for Hannaford Bros. Co., a Maine-based grocery chain, since 1997, and was Senior Vice President–Marketing for Bruno’s, Inc., from 1996 to 1997. She was Vice President Marketing for Giant Eagle, Inc. since 1992.

Michael E. Longo, 42—Senior Vice President–Operations, AZ Commercial and ALLDATA

          Michael E. Longo was named Senior Vice President–Operations, AZ Commercial and ALLDATA in fiscal 2002. Previously he was Senior Vice President–Operations since February

2001, Senior Vice President–Supply Chain since 1998 and Vice President–Distribution since 1996. Mr. Longo has been employed by AutoZone since 1992.

Robert D. Olsen, 50—Senior Vice President–Mexico and Store Development

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

William C. Rhodes, III, 38—Senior Vice President–Supply Chain and Information Technology

          William C. Rhodes, III, was named Senior Vice President–Supply Chain and Information Technology in fiscal 2002. Previously he was Senior Vice President–Supply Chain since 2001. Prior to that time, he served in various capacities within AutoZone, including Vice-President–Mid-South Stores in 2000, Senior Vice President–Finance and Vice President–Finance in 1999 and Vice President–Operations Analysis and Support from 1997 to 1999. Prior to that, Mr. Rhodes was a manager with Ernst & Young, LLP.

Daisy L. Vanderlinde, 52—Senior Vice President–Human Resources and Loss Prevention

          Daisy L. Vanderlinde was named Senior Vice President–Human Resources and Loss Prevention in fiscal 2002. She joined AutoZone as Senior Vice President–Human Resources in 2001. Previously, she was Vice President–Human Resources for Tractor Supply Company since 1996 and Vice President–Human Resources for Marshalls, Inc., from 1990.

Charlie Pleas, III, 38 —Vice President and Controller

          Charlie Pleas, III, has been Vice President and Controller since January 2003. Prior to that, he was Vice President–Accounting since 2000. Previously, he was Director of General Accounting since 1996. Prior to that, Mr. Pleas was a Division Controller with Fleming Companies, Inc. where he served in various capacities from 1988.

Item 2. Properties

          The following table reflects the square footage and number of leased and owned properties for our domestic stores as of August 30, 2003:

	No. of Stores	Square Footage

Leased	1,329	7,819,718
Owned	1,890	12,680,741

Total	3,219	20,500,459

          We have 2,998,834 square feet in distribution centers servicing our domestic stores, most of which is owned, except for 998,237 square feet that is leased. The domestic distribution centers are located in Arizona, California, Georgia, Illinois, Louisiana, Ohio, Tennessee and Texas.

          Our store support center, which we own, is located in Memphis, Tennessee, and consists of 260,000 square feet. We also own and lease other properties that are not material in the aggregate.

Item 3. Legal Proceedings

               AutoZone, Inc., was one of multiple defendants in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc., et al.” filed in the U.S. District Court for the Eastern District of New York in February 2000. The case was brought by approximately 225 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers. The plaintiffs claimed that the defendants knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers’ profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. Plaintiffs sought unspecified damages (prior to statutory trebling), ranging from several million dollars to $35 million for each plaintiff, and a permanent injunction prohibiting defendants from committing further violations of the Robinson-Patman Act and from opening any further stores to compete with plaintiffs as long as defendants continue to violate the Act. The claims of 22 of the original plaintiffs were tried to a jury verdict in favor of AutoZone in January 2003. On February 26, 2003, the plaintiffs, involved in the trial, filed a notice to appeal. The U.S. Circuit Court of Appeals for the Second Circuit will hear oral argument on the appeal on November 5, 2003. On July 22, 2003, approximately 200 plaintiffs in the original lawsuit, whose cases had been dismissed without prejudice and with leave to reinstate their claims, filed a notice to be reactivated as parties in the lawsuit and for their claims against the defendants to be reinstated. While the outcome of this matter cannot be predicted, AutoZone intends to vigorously defend against it. On September 19, 2003, the previously dismissed plaintiffs filed a “Motion for a Preliminary Injunction (and Related Temporary Restraining Order) Against the AutoZone Defendants as to Payment On Scan Transactions with the Auto Parts Manufacturers.” AutoZone is currently unable to determine the merits of the motion or the claims of the plaintiffs. However, AutoZone intends to vigorously defend against the motion.

          AutoZone is also involved in various other legal proceedings incidental to the conduct of our business. Although the amount of liability that may result from these other proceedings cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our financial condition, results of operations, or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

          AutoZone’s common stock is listed on the New York Stock Exchange under the symbol “AZO.” On October 14, 2003, there were 3,212 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.

          We currently do not pay a cash dividend on our common stock. Any payment of dividends in the future would be dependent upon our financial condition, capital requirements, earnings, cash flow and other factors.

          The following table sets forth the high and low sales prices per share of common stock, as reported by the New York Stock Exchange, for the periods indicated:

	Price Range of Common Stock

	High	Low

Fiscal Year Ended August 30, 2003:
Fourth quarter	$92.29	$73.80
Third quarter	$87.00	$61.11
Second quarter	$86.45	$58.21
First quarter	$89.34	$68.55
Fiscal Year Ended August 31, 2002:
Fourth quarter	$84.50	$59.20
Third quarter	$80.00	$61.23
Second quarter	$80.00	$61.35
First quarter	$68.00	$38.07

Item 6. Selected Financial Data

	Fiscal Year Ended August
(in thousands, except per share data and selected operating data)	2003(1)	2002(2)	2001(3)	2000	1999

Income Statement Data
Net sales	$5,457,123	$5,325,510	$4,818,185	$4,482,696	$4,116,392
Cost of sales, including warehouse and delivery expenses	2,942,114	2,950,123	2,804,896	2,602,386	2,384,970
Operating, selling, general and administrative expenses	1,597,212	1,604,379	1,625,598	1,368,290	1,298,327

Operating profit	917,797	771,008	387,691	512,020	433,095
Interest expense – net	84,790	79,860	100,665	76,830	45,312

Income before income taxes	833,007	691,148	287,026	435,190	387,783
Income taxes	315,403	263,000	111,500	167,600	143,000

Net income	$517,604	$428,148	$175,526	$267,590	$244,783

Diluted earnings per share	$5.34	$4.00	$1.54	$2.00	$1.63

Adjusted weighted average shares for diluted earnings per share	96,963	107,111	113,801	133,869	150,257

Balance Sheet Data
Current assets	$1,584,994	$1,450,128	$1,328,511	$1,186,780	$1,225,084
Working capital	(90,572)	(83,443)	61,857	152,236	224,530
Total assets	3,680,466	3,477,791	3,432,512	3,333,218	3,284,767
Current liabilities	1,675,566	1,533,571	1,266,654	1,034,544	1,000,554
Debt	1,546,845	1,194,517	1,225,402	1,249,937	888,340
Stockholders’ equity	373,758	689,127	866,213	992,179	1,323,801
Selected Operating Data
Number of domestic auto parts stores at beginning of year	3,068	3,019	2,915	2,711	2,657

New stores	160	102	107	208	245
Replacement stores	6	15	16	30	59
Closed stores	9	53	3	4	191

Net new stores	151	49	104	204	54

Number of domestic auto parts stores at end of year	3,219	3,068	3,019	2,915	2,711
Number of Mexico auto parts stores at end of year	49	39	21	13	6

Number of total auto parts stores at end of year	3,268	3,107	3,040	2,928	2,717

Total domestic auto parts store square footage (000s)	20,500	19,683	19,377	18,719	17,405
Average square footage per domestic auto parts store	6,368	6,416	6,418	6,422	6,420
Increase in domestic auto parts store square footage	4%	2%	4%	8%	5%
Increase in domestic auto parts comparable store net sales	3%	9%	4%	5%	5%
Average net sales per domestic auto parts store (000s)	$1,689	$1,658	$1,543	$1,517	$1,465
Average net sales per domestic auto parts store square foot	$264	$258	$240	$236	$232
Total domestic employees at end of year	47,727	44,179	44,557	43,164	40,483

	Fiscal Year Ended August
(in thousands, except per share data and selected operating data)	2003(1)		2002(2)		2001(3)		2000		1999

Inventory turnover	2.04	x	2.25	x	2.39	x	2.32	x	2.28	x
Net inventory turnover(4)	14.03	x	11.19	x	9.09	x	7.52	x	7.28	x
After-tax return on invested capital(5)	23.4%		19.8%		10.1%		12.9%		12.4%
After-tax return on invested capital, excluding restructuring and impairment charges (5)	23.4%		19.8%		13.4%		12.9%		12.4%
Net cash provided by operating activities	$698,255		$739,091		$458,937		$512,960		$311,668
Cash flow before share repurchases(6)	$538,767		$729,868		$390,632		$278,328		$(108,671)
Return on average equity	97%		55%		19%		23%		19%

(1)	Fiscal 2003 operating results include a $10 million pre-tax negative impact and the reclassification of certain vendor funding to increase operating expenses by $53 million and decrease cost of goods sold by $43 million, both as a result of the adoption of Emerging Issues Task Force Issue No. 02-16 regarding vendor funding.

(2)	53 weeks. Comparable store sales, average net sales per domestic auto parts store and average net sales per store square foot for fiscal 2002 have been adjusted to exclude net sales for the 53rd week.

(3)	Fiscal 2001 operating results include pretax restructuring and impairment charges of $156.8 million, or $0.84 per diluted share after tax.

(4)	Net inventory turnover is calculated as cost of sales divided by the average of beginning and ending merchandise inventories less accounts payable.

(5)	After-tax return on invested capital is calculated as after-tax operating profit (excluding rent) divided by average invested capital (which includes a factor to capitalize operating leases). See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(6)	Cash flow before share repurchases is calculated as the change in debt plus treasury stock purchases. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Quarterly Summary
(unaudited)

				Sixteen
	Twelve Weeks Ended			Weeks Ended

	November 23,	February 15,	May 10,	August 30,
(in thousands, except per share data)	2002	2003	2003 (1)	2003 (2)

Net sales	$1,218,635	$1,120,696	$1,288,445	$1,829,347
Increase in comparable store sales	5%	2%	3%	3%
Gross profit	$549,390	$495,999	$598,823	$870,797
Operating profit	188,326	147,498	221,883	360,090
Income before income taxes	169,221	127,865	202,530	333,391
Net income	104,911	79,275	125,977	207,441
Basic earnings per share	1.06	0.81	1.33	2.32
Diluted earnings per share	1.04	0.79	1.30	2.27

				Seventeen
	Twelve Weeks Ended			Weeks Ended

	November 17,	February 9,	May 4,	August 31,
(in thousands, except per share data)	2001	2002	2002	2002

Net sales	$1,176,052	$1,081,311	$1,224,810	$1,843,337
Increase in comparable store sales	9%	12%	9%	7%
Gross profit	$516,136	$474,900	$541,984	$842,367
Operating profit	155,504	121,149	182,433	311,922
Income before income taxes	136,077	102,871	165,014	287,186
Net income	84,077	63,771	102,314	177,986
Basic earnings per share	0.78	0.60	0.98	1.77
Diluted earnings per share	0.76	0.58	0.96	1.73

(1)	The third quarter of fiscal 2003 includes a $4.7 million pre-tax gain associated with the settlement of certain liabilities and the repayment of a note associated with the sale of the TruckPro business in December 2001. The third quarter of fiscal 2003 also includes a $3 million pre-tax negative impact of the adoption of Emerging Task Force Issue No. 02-16 regarding vendor funding that resulted in an increase to operating expenses by $16 million and an increase to gross margin by $13 million.

(2)	The fourth quarter of fiscal 2003 includes a $4.6 million pre-tax gain as a result of the disposition of properties associated with the fiscal 2001 restructure and impairment charges. The fourth quarter of fiscal 2003 also includes a $7 million pre-tax negative impact of the adoption of Emerging Task Force Issue No. 02-16 regarding vendor funding that resulted in an increase to operating expenses by $37 million and an increase to gross margin by $30 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     For an understanding of the significant factors that influenced our performance during the past three fiscal years, this financial review should be read in conjunction with the Consolidated Financial Statements presented in this Form 10-K.

Fiscal 2003 Compared with Fiscal 2002

     For the year ended August 30, 2003, AutoZone reported sales of $5.457 billion (52 weeks) compared with $5.326 billion (53 weeks) for the year ended August 31, 2002, a 2.5% increase from fiscal 2002. At August 30, 2003, we operated 3,219 domestic auto parts stores and 49 in Mexico, compared with 3,068 domestic auto parts stores and 39 in Mexico at August 31, 2002. Excluding sales from the extra week included in the prior year, sales were up 4.6% (see Reconciliation of Non-GAAP Financial Measures). Same store sales, or sales for domestic stores open at least one year, increased approximately 3% during the year, including flat retail same store sales and an increase for commercial sales in same stores by approximately 27%. The improvement in same store sales was due more to an increase in average dollars spent per transaction over the amounts in the same period of the prior year than an increase in customer count. The balance, of the increase of 4.6%, was due to new store sales for fiscal 2003 which contributed 1.9 percentage points of the increase; ALLDATA and Mexico sales which contributed 0.5 percentage points of the increase, while TruckPro sales in the prior year of $47.6 million reduced the increase by 0.9 percentage points.

     Gross profit for fiscal 2003 was $2.515 billion, or 46.1% of net sales, compared with $2.375 billion, or 44.6% of net sales for fiscal 2002. Operating, selling, general and administrative expenses for fiscal 2003 decreased to $1.597 billion, or 29.3% of net sales, from $1.604 billion, or 30.1% of sales for fiscal 2002. For fiscal 2003, gross profit, as a percentage of sales, improved by 1.5 percentage points, while operating expenses, as a percentage of sales, declined by 0.8 percentage points. Operating profit for fiscal 2003 increased 19% over the prior year.

     Gross profit, operating expenses and operating profit for fiscal years 2003 and 2002 were impacted by the following non-recurring or infrequent items:

•	For fiscal 2003, a $4.6 million pre-tax gain as a result of the disposition of properties associated with the fiscal 2001 restructuring and impairment charges

•	For fiscal 2003, a $10.0 million pre-tax negative impact and the reclassification of certain vendor funding to increase operating expenses by $53 million and decrease cost of goods sold by $43 million, both as a result of the adoption of Emerging Issues Task Force Issue No. 02-16 regarding vendor funding

•	For fiscal 2003, a $4.7 million pre-tax gain associated with the settlement of certain liabilities and the repayment of a note associated with the fiscal 2002 sale of the TruckPro business

•	For fiscal 2002, the favorable impact of the additional week of the 53 week fiscal year

     For fiscal 2003, excluding the above items, gross profit, as a percentage of sales, improved by 0.7 percentage points while operating expenses, as a percentage of sales, declined by 1.9 percentage points. Comparable operating profit for fiscal 2003 increased by 23.9%, as operating margin improved 2.6 percentage points to 16.8% from 14.2% last year (see Reconciliation of Non-GAAP Financial Measures). The improvements in gross profit and gross margin reflect the additive impact of new merchandise, a reduction in our product warranty expense, and the benefit of more strategic and disciplined pricing derived from our category management system. Improvements, in operating profit and operating margin, reflect our relentless expense discipline, in particular, the leveraging of salaries and information technology spending during fiscal 2003.

     Net interest expense for fiscal 2003 was $84.8 million compared with $79.9 million during fiscal 2002. The increase in interest expense for fiscal 2003 was primarily due to higher levels of debt compared with the 2002 fiscal year. Weighted-average borrowings for fiscal 2003 were $1.51 billion, compared with $1.33 billion for fiscal 2002; and, weighted-average borrowing rates, excluding the impact of debt amortization and facility fees, remained relatively flat at 4.4% for both fiscal years.

     AutoZone’s effective income tax rate declined slightly to 37.9% of pretax income for fiscal 2003 as compared to 38.1% for fiscal 2002.

          Net income for fiscal 2003 increased by 20.9% to $517.6 million, and diluted earnings per share increased by 33.5% to $5.34 from $4.00 reported for the year-ago period. Excluding the non-recurring, infrequent items listed above, comparable net income increased 26.4% and diluted earnings per share increased 39.4% (see Reconciliation of Non-GAAP Financial Measures). The impact of the fiscal 2003 stock repurchases on diluted earnings per share in fiscal 2003 was an increase of $0.19.

Fiscal 2002 Compared with Fiscal 2001

     Net sales for fiscal 2002 increased by $507.3 million, or 10.5%, over net sales for fiscal 2001. At August 31, 2002, we operated 3,068 domestic auto parts stores and 39 in Mexico, compared with 3,019 domestic auto parts stores, 21 in Mexico and 49 TruckPro stores at August 25, 2001. Excluding sales from the extra week in fiscal 2002, net sales increased 8.3% (see Reconciliation of Non-GAAP Financial Measures). Same store sales, or sales for domestic stores open at least one year, increased approximately 9% during fiscal 2002, including an increase in retail same store sales of approximately 8% and an increase for commercial sales in same stores by approximately 17%. Comparable store sales increased in fiscal 2002 as a result of an increase in customer count and an increase in average dollars spent per transaction over the amounts in the 2001 fiscal year. New stores contributed approximately 2 percentage points to the increase during fiscal 2002; whereas, the overall sales increase was somewhat offset by the decrease in sales associated with TruckPro, which was sold in December 2001, of $47.6 million in fiscal 2002 and $148.5 million in fiscal 2001. ALLDATA and Mexico sales composed the remainder of the increase in sales during fiscal 2002.

     Gross profit for fiscal 2002 was $2.375 billion, or 44.6 % of net sales, compared with $2.013 billion, or 41.8% of net sales for fiscal 2001. Excluding the impact of the extra week in fiscal 2002 and the nonrecurring charges in fiscal 2001, gross profit for fiscal 2002 was $2.325 billion, or 44.6% of net sales, compared with $2.043 billion, or 42.4% of net sales for fiscal 2001 (see Reconciliation of Non-GAAP Financial Measures). Gross margin improvement for fiscal 2002 reflected lower product costs, more efficient supply chain costs, reduced inventory shrinkage, the benefits of more strategic and disciplined pricing due to category management and the addition of more value-added, high-margin merchandise than in the 2001 fiscal year.

     Operating, selling, general and administrative expenses for fiscal 2002 increased by $105.5 million over such expenses for fiscal 2001 but declined as a percentage of net sales from 31.1% to 30.1%. The improved ratio reflected the fact that revenues rose more rapidly than the growth of store-level expenses (a 1.1 percentage point improvement), combined with operating savings resulting from the restructuring in fiscal 2001 related to controlling staffing, base salaries and technology spending of 0.4 percentage points. Additionally, the 2001 fiscal year included other expenses related to strategic initiatives not included in the restructuring and impairment charges of 0.3 percentage points. The adoption of new accounting rules for goodwill reduced operating expenses in fiscal 2002 by approximately $8.6 million, or 0.2 percentage points. These improvements in the expense ratio were partially offset by additional bonus, legal, pension and insurance expenses incurred in the 2002 fiscal year of 1.1 percentage points.

     Net interest expense for fiscal 2002 was $79.9 million compared with $100.7 million during fiscal 2001. The decrease in interest expense for fiscal 2002 was primarily due to lower levels of debt compared with the 2001 fiscal year and lower average borrowing rates. Weighted average borrowings for fiscal 2002 were $1.33 billion, compared with $1.45 billion for fiscal 2001. Additionally, weighted average borrowing rates, excluding the impact of debt amortization and facility fees, were lower in the 2002 year compared with the 2001 fiscal year at 4.4% compared with 6.2%.

     AutoZone’s effective income tax rate was 38.1% of pretax income for fiscal 2002 and 38.8% for fiscal 2001. The decrease in the tax rate is due primarily to the change in goodwill accounting.

     Net income for fiscal 2002 increased to $428.1 million from $175.5 and diluted earnings per share increased to $4.00 from $1.54 reported for fiscal 2001. Excluding the positive impact of the extra week in fiscal 2002 and the restructuring and impairment charges from fiscal 2001, comparable net income for fiscal 2002 increased to $409.9 million from $271.3 million for fiscal 2001; and diluted earnings per share for fiscal 2002 increased to $3.83 from $2.38 for fiscal 2001 (see Reconciliation of Non-GAAP Financial Measures). The impact of the fiscal 2002 stock repurchases on diluted earnings per share in fiscal 2002 was an increase of $0.16.

Inflation

     AutoZone does not believe its operations have been materially affected by inflation. We have been successful, in many cases, in mitigating the effects of merchandise cost increases principally through efficiencies gained through economies of scale, selective forward buying and the use of alternative suppliers.

Seasonality and Quarterly Periods

     AutoZone’s business is somewhat seasonal in nature, with the highest sales occurring in the summer months of June through August, in which average weekly per-store sales historically have been about 15% to 25% higher than in the slower months of December through February. During short periods of time, a store’s sales can be affected by weather conditions. Extremely hot or extremely cold weather may enhance sales by causing parts to fail and spurring sales of seasonal products. Mild or rainy weather tends to soften sales as parts failure rates are lower in mild weather and elective maintenance is deferred during periods of rainy weather. Over the longer term, the effects of weather balance out, as we have stores throughout the United States.

     Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 weeks (17 weeks in fiscal 2002). Because the fourth quarter contains the seasonally high sales volume and consists of 16 weeks (17 weeks in fiscal 2002), compared with 12 weeks for each of the first three quarters, our fourth quarter represents a disproportionate share of the annual net sales and net income. The fourth quarter of fiscal 2003 represented 33.5% of annual net sales and 40.1% of net income; the fourth quarter of fiscal 2002, represented 34.6% of annual net sales and 41.6% of net income. Fiscal 2002 consisted of 53 weeks, with the fiscal fourth quarter including 17 weeks. Accordingly, the fourth quarter of fiscal 2002 included the benefit of an additional week of net sales of $109.1 million and net income of $18.3 million.

Liquidity and Capital Resources

     Net cash provided by operating activities was $698.3 million in fiscal 2003, $739.1 million in fiscal 2002 and $458.9 million in fiscal 2001. Cash flow generated from store operations provides us with a significant source of liquidity. Our new-store development program requires working capital, predominantly for inventories. During the past three fiscal year periods, we have improved our accounts payable to inventory ratio to 87% at August 30, 2003, from 83% at August 31, 2002, and 76% at August 25, 2001. In each of the three year periods, the improvement in this ratio was a source of cash from operations, particularly in fiscal 2002 when the ratio increased 7 percentage points. The increase in merchandise inventories, required to support new-store development and sales growth, has largely been financed by our vendors, as evidenced by the higher accounts payable to inventory ratio.

     AutoZone’s primary capital requirement has been the funding of its continued new store development program. From the beginning of fiscal 1999 to August 30, 2003, we have opened 562 net new domestic auto parts stores. Net cash flows used in investing activities were $167.8 million in fiscal 2003, compared with $64.5 million in fiscal 2002 and $122.1 million in fiscal 2001. The increase in cash used in investing activities during fiscal 2003 as compared to fiscal 2002 is due primarily to increased store development activities in the current year and proceeds from the sale of the TruckPro business in the prior year. We invested $182.2 million in capital assets in fiscal 2003 compared with $117.2 million in fiscal 2002 and $169.3 million in fiscal 2001. New store openings in the U.S. were 160 for fiscal 2003, 102 for fiscal 2002 and 107 for fiscal 2001. During fiscal 2002, we sold TruckPro, our heavy-duty truck parts subsidiary, which operated 49 stores, for cash proceeds of $25.7 million. Proceeds from capital asset disposals totaled $14.4 million for fiscal 2003, $25.1 million for fiscal 2002 and $44.6 million for fiscal 2001.

     Net cash used in financing activities was $530.2 million in fiscal 2003, $675.4 million in fiscal 2002 and $336.5 million in fiscal 2001. The net cash used in financing activities is primarily attributable to purchases of treasury stock which totaled $891.1 million for fiscal 2003, $699.0 million for fiscal 2002 and $366.1 million for fiscal 2001. Fiscal 2003 net proceeds from the issuance of debt securities, including repayments on other debt and the net change in commercial paper borrowings, offset the increased level of treasury stock purchases by approximately $322 million.

     We expect to open approximately 195 new stores during fiscal 2004. Our new-store development program requires working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required by expansion. We believe that we will be able to continue to finance much of our inventory requirements through favorable payment terms from suppliers.

     Depending on the timing and magnitude of our future investments (either in the form of leased or purchased properties or acquisitions), we anticipate that we will rely primarily on internally generated funds to support a majority of our capital expenditures, working capital requirements and stock repurchases. The balance will be funded through borrowings. We anticipate that we will be able to obtain such financing in view of our credit rating and favorable experiences in the debt markets in the past.

Credit Ratings

     At August 30, 2003, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB+ and a commercial paper rating of A-2. Moody’s Investors Service had assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. As of August 30, 2003, both Moody’s and Standard & Poor’s had AutoZone listed as having a “stable” outlook. Subsequent to the 2003 fiscal year end, Moody’s changed our outlook to “negative,” while confirming AutoZone’s existing credit ratings. If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense will increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.

Debt Facilities

     We maintain $950 million of revolving credit facilities with a group of banks. Of the $950 million, $300 million expires in May 2004. The remaining $650 million expires in May 2005. The portion expiring in May 2004 includes a renewal feature as well as an option to extend the maturity date of the then-outstanding debt by one year. The credit facilities exist largely to support commercial paper borrowings and other short term unsecured bank loans. At August 30, 2003, outstanding commercial paper of $268 million, the 6% Notes due November 2003 of $150 million and other debt of $2.7 million are classified as long term, as we have the ability and intention to refinance them on a long term basis. The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending bank’s base rate (as defined in the agreement) or a competitive bid rate at our option. We have agreed to observe certain covenants under the terms of our credit agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage. As of August 30, 2003, we are in compliance with all covenants.

     On October 16, 2002, we issued $300 million of 5.875% Senior Notes. The notes mature in October 2012, and interest is payable semi-annually on April 15 and October 15. A portion of the proceeds from these senior notes was used to prepay a $115 million unsecured bank term loan due December 2003, to repay a portion of our outstanding commercial paper borrowings, and to settle interest rate hedges associated with the issuance and repayment of the related debt securities. On June 3, 2003, we issued $200 million of 4.375% Senior Notes. These senior notes mature in June 2013, and interest is payable semi-annually on June 1 and December 1. The proceeds were used to repay a portion of our outstanding commercial paper borrowings, to prepay $100 million of the $350 million unsecured bank loan due November 2004, and to settle interest rate hedges associated with the issuance of the debt securities.

     On August 8, 2003, we filed a shelf registration with the Securities and Exchange Commission, which was declared effective on August 22, 2003. This filing will allow us to sell up to $500 million in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt, and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. No debt had been issued under this registration statement as of August 30, 2003.

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

Stock Repurchases

     As of August 30, 2003, our Board of Directors had authorized the repurchase of up to $3.3 billion of common stock in the open market. From January 1998 to August 30, 2003, approximately $2.8 billion of common stock had been repurchased. During fiscal 2003, we repurchased $891.1 million of common stock.

     At times in the past, we utilized equity forward agreements to facilitate our repurchase of common stock. There were no outstanding equity forward agreements for share repurchases as of August 30, 2003. At August 31, 2002, we held equity forward agreements, which were settled in cash during fiscal 2003, for the purchase of approximately 2.2 million shares of common stock at an average cost of $68.82 per share. Such obligations under equity forward agreements at August 31, 2002, were not reflected on our balance sheet.

Financial Commitments

     The following table shows AutoZone’s obligations and commitments to make future payments under contractual obligations:

		Payment Due by Period
	Total
	Contractual	Less than	Between	Between	Over 5
(in thousands)	Obligations	1 year	1-3 years	4-5 years	years

Long term debt (1)	$1,546,845	$420,700	$435,445	$190,700	$500,000
Operating leases (2)	671,103	118,269	197,311	129,446	226,077
Construction obligations	16,765	16,765	—	—	—

	$2,234,713	$555,734	$632,756	$320,146	$726,077

(1)  Long term debt balances represent principal maturities, excluding interest. At August 30, 2003, debt balances due in less than one year of $420.7 million are classified as long term in our Consolidated Financial Statements, as we have the ability and intention to refinance them on a long-term basis.

(2)  Operating lease obligations include related interest.

     The following table shows AutoZone’s other commitments which all have expiration periods of less than one year:

Total
Other
(in thousands)	Commitments

Standby letters of credit	$52,778
Surety bonds	8,123

$60,901

Off-Balance Sheet Arrangements

     The above table reflects the outstanding letters of credit and surety bonds as of August 30, 2003. A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover reimbursement obligations to our workers’ compensation carriers. There are no additional contingent liabilities associated with them as the underlying liabilities are already reflected in our balance sheet. The letters of credit and surety bonds arrangements have automatic renewal clauses.

     In conjunction with our commercial sales program, we offer credit to some of our commercial customers. The receivables related to the credit program are sold to a third party at a discount for cash with limited recourse. AutoZone has recorded a reserve for this recourse. At August 30, 2003, the receivables facility had an outstanding balance of $42.1 million and the balance of the recourse reserve was $2.6 million.

Guarantee and Indemnification Arrangements

     During fiscal 2003, AutoZone adopted the provisions of Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). Effective for interim and annual periods ending after December 15, 2002, FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and indemnities. It also clarifies that a guarantor is required to recognize the fair value of guarantee and indemnification arrangements issued or modified by AutoZone after December 31, 2002, if these arrangements are within the scope of FIN 45. The adoption of FIN 45 did not have a significant impact on AutoZone’s Consolidated Financial Statements.

Critical Accounting Policies

Product Warranties

     Limited warranties on certain products that range from 30 days to lifetime warranties are provided to our customers by AutoZone or the vendors supplying its products. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate. We periodically assess the adequacy of our recorded warranty liability and adjust the amount as necessary.

Litigation and Other Contingent Liabilities

     We have received claims related to and been notified that we are a defendant in a number of legal proceedings resulting from our business, such as employment matters, product liability, general liability related to our store premises and alleged violation of the Robinson-Patman Act (as specifically described in Note M in the Notes to Consolidated Financial Statements). Generally, we calculate contingent loss accruals using our best estimate of our probable and reasonably estimable contingent liabilities, such as lawsuits and our retained liability for insured claims.

Vendor Allowances

     AutoZone receives various payments and allowances from its vendors based on the volume of purchases or for services that AutoZone provides to the vendors. Monies received from vendors include rebates, allowances and promotional funds. Typically these funds are dependent on purchase volumes and advertising plans. The amounts to be received are subject to changes in market conditions, vendor marketing strategies and changes in the profitability or sell-through of the related merchandise for AutoZone.

     Rebates and other miscellaneous incentives are earned based on purchases or product sales. These monies are treated as a reduction of inventories and are recognized as a reduction to cost of sales as the inventories are sold.

     Certain vendor allowances are used exclusively for promotions and to partially or fully offset certain other direct expenses. Such vendor funding arrangements, that were entered into on or before December 31, 2002, were recognized as a reduction to selling, general and administrative expenses when earned. However, for such vendor funding arrangements entered into or modified after December 31, 2002, AutoZone applied the new guidance pursuant to the Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor” (EITF Issue No. 02-16). Accordingly, all such vendor funds are recognized as a reduction to cost of sales as the inventories are sold.

     The new accounting pronouncement for vendor funding does not impact the way AutoZone runs its business or its relationships with vendors. It does, however, require the deferral of certain vendor funding which is calculated based upon vendor inventory turns. Based on the timing of the issuance of the pronouncement and guidelines, we were precluded from adopting EITF Issue No. 02-16 as a cumulative effect of a change in accounting principle. Our timing and accounting treatment of EITF Issue No. 02-16 was not discretionary.

Impairments

     In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), we evaluate the recoverability of the carrying amounts of long lived assets, such as property and equipment, covered by this standard whenever events or changes in circumstances dictate that the carrying value may not be recoverable. As part of the evaluation, we review performance at the store level to identify any stores with current period operating losses that should be considered for impairment. We compare the sum of the undiscounted expected future cash flows with the carrying amounts of the assets.

     Under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), we perform an annual test of goodwill to compare the estimated fair value of goodwill to the carrying amount to determine if any impairment exists. We perform the annual impairment assessment in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments.

     If impairments are indicated by either of the above evaluations, the amount by which the carrying amount of the assets exceeds the fair value of the assets is recognized as an impairment loss. Such evaluations require management to make certain assumptions based upon information available at the time the evaluation is performed, which could differ from actual results.

Restructuring and Impairment Charges

     In fiscal 2001, AutoZone recorded restructuring and impairment charges of $156.8 million, including restructuring accruals of $29.6 million. The accrued obligations for restructuring charges totaled approximately $12.5 million at August 30, 2003, and $18.1 million at August 31, 2002. The original charges and activity in the restructuring accruals is described more fully in Note L in the Notes to Consolidated Financial Statements.

     During fiscal 2002, we reevaluated remaining excess properties related to the fiscal 2001 impairment charges and determined that several properties could be developed. This resulted in the reversal of accrued lease obligations totaling $6.4 million. We also determined that additional writedowns of $9.0 million were needed to state remaining excess properties at fair value. In addition, we recognized $2.6 million of gains in fiscal 2002 as a result of closing certain stores associated with the restructuring and impairment charges in fiscal 2001. During fiscal 2003, AutoZone recognized $4.6 million of gains as a result of the disposition of properties associated with the restructuring and impairment charges in fiscal 2001.

     Included in the fiscal 2001 impairment and restructure charges were asset writedowns and contractual obligations aggregating $29.9 million related to the planned sale of TruckPro, our heavy-duty truck parts subsidiary. In December 2001, TruckPro was sold to a group of investors for cash proceeds of $25.7 million and a promissory note. A deferred gain of $3.6 million was recorded as part of the sale due to uncertainties associated with the realization of the gain. During fiscal 2003, the note was paid and certain liabilities were settled. As a result, a total pre-tax gain of $4.7 million was recognized in income during fiscal 2003 as part of operating, selling, general and administrative expenses.

     No other significant gains or charges are anticipated under the fiscal 2001 restructuring plan.

Value of Pension Assets

     At August 30, 2003, the fair market value of AutoZone’s pension assets was $86.7 million, and the related accumulated benefit obligation was $136.1 million. On January 1, 2003, our defined benefit pension plans were frozen. Accordingly, plan participants earn no new benefits under the plan formulas, and no new participants may join the plans. The material assumptions for fiscal 2003 are an expected long-term rate of return on plan assets of 8% and a discount rate of 6%. For additional information regarding AutoZone’s qualified and non-qualified pension plans refer to Note J in the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity’s expected losses or residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called variable interest entities. FIN 46 applies immediately to variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied at the end of periods ending after December 15, 2003. The Company is currently evaluating the impact of FIN 46 and does not expect its adoption to have a significant impact on its Consolidated Financial Statements.

Risk Factors

We may not be able to increase sales by the same historic growth rates.

     We have increased our domestic store count in the past five fiscal years, growing from 2,657 stores at August 29, 1998, to 3,219 stores at August 30, 2003, an average store count increase per year of 4%. In addition, a portion of our total sales increases each year resulted from increases in sales at existing stores. We cannot provide any assurance that we can continue to open stores at historical rates or increase same store sales.

Our business depends upon qualified employees.

     At the end of fiscal 2003, our consolidated employee count was approximately 49,000. We can not assure that we can continue to hire and retain qualified employees at current wage rates. If we do not maintain competitive wages, our customer service could suffer by reason of a declining quality of our workforce or, alternatively, our earnings could decrease if we increase our wage rates.

If demand for our products slows, then our business may be materially affected.

     Demand for products sold by our stores depends on many factors. In the short term, it may depend upon:

•	the number of miles vehicles are driven annually, as higher vehicle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices and other factors.

•	the number of vehicles in current service that are seven years old and older, as these vehicles are no longer under the original vehicle manufacturers’ warranty and will need more maintenance and repair than younger vehicles.

•	the weather, as vehicle maintenance may be disrupted due to catastrophic weather conditions impacting a wide geographic area.

•	the economy. In periods of rapidly declining economic conditions, both DIY and DIFM customers may defer vehicle maintenance or repair. During periods of expansionary economic conditions, more of our DIY customers may pay others to repair and maintain their cars instead of working on their own vehicles or they may purchase new vehicles.

For the long term, demand for our products may depend upon:

•	the quality of the vehicles manufactured by the original vehicle manufacturers and the length of the warranty or maintenance offered on new vehicles.

•	restrictions on access to diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation.

If we are unable to compete successfully against other businesses that sell the products that we sell, we could lose customers and our sales and profits may decline.

     The sale of automotive parts, accessories and maintenance items is highly competitive in many areas, including name recognition, product availability, customer service, store location and price. AutoZone competes in both the retail (DIY) and commercial (DIFM) auto parts and accessories markets.

     Competitors include national and regional auto parts chains, independently owned parts stores, wholesalers and jobbers, repair shops, car washes and auto dealers, in addition to discount and mass merchandise stores, department stores, hardware stores, supermarkets, drugstores and home stores that sell aftermarket vehicle parts and supplies, chemicals, accessories, tools and maintenance parts. Although we believe we compete effectively on the basis of customer service, including the knowledge and expertise of our AutoZoners, merchandise quality, selection and availability, product warranty, store layout, location and convenience, and the strength of our AutoZone brand name, trademarks and service marks, some competitors may have competitive advantages, such as greater financial and marketing resources, larger stores with more merchandise, longer operating histories, more frequent customer visits and more effective advertising. If we are unable to continue to develop successful competitive strategies, or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.

If we cannot profitably increase market share in the commercial auto parts business, our sales growth may be limited.

     Although we are one of the largest sellers of auto parts in the commercial DIFM market, to increase commercial sales we must compete against automotive aftermarket jobbers and warehouse distributors, in addition to other auto parts retailers that have entered the commercial business. Although we believe we compete effectively on the basis of customer service, merchandise quality, selection and availability, and distribution locations, some automotive aftermarket jobbers and warehouse distributors have been in business for substantially longer periods of time than we have, have developed long-term customer relationships and have larger available inventories. We can make no assurances that we can profitably develop new commercial customers or make available inventories required by commercial customers.

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

     Recently, several large auto parts chains have merged. We do not know the impact these mergers will have upon competition in the retail automotive aftermarket. If our competitors are able to achieve efficiencies in their mergers, then there may be greater competitive pressures in the markets in which they are stronger.

War or acts of terrorism or the threat of either may negatively impact availability of merchandise and adversely impact our sales.

     War, or acts of terrorism or the threat of either, may have a negative impact on our ability to obtain merchandise available for sale in our stores. Some of our merchandise is imported from other countries. If imported goods become difficult or impossible to bring into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be negatively affected.

     In the event that commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and stores.

Reconciliation of Non-GAAP Financial Measures

          “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include the following financial measures not derived in accordance with generally accepted accounting principles (“GAAP”). The following non-GAAP financial measures provide additional information for determining our optimum capital structure and are used to assist management in evaluating performance and in making appropriate business decisions to maximize stockholders’ value.

•	After Tax Return on Invested Capital (“ROIC”)

•	Cash Flow Before Share Repurchases

          In addition, the impact of certain non-recurring or infrequent items, that we believe are not indicative of our ongoing operating performance, was excluded in the determination of certain financial measures presented in “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We believe that the resulting non-GAAP financial measures are useful to investors because these measures indicate more clearly our comparative year-to-year operating results. The following non-recurring or infrequent items were all identified as “adjustments” for comparative purposes:

•	For fiscal 2003, a $4.6 million pre-tax gain as a result of the disposition of properties associated with the fiscal 2001 restructuring and impairment charges

•	For fiscal 2003, a $10.0 million pre-tax negative impact and reclassification of certain vendor funding to increase operating expenses by $53 million and decrease cost of goods sold by $43 million, both as a result of the adoption of Emerging Issues Task Force Issue No. 02-16 regarding vendor funding

•	For fiscal 2003, a $4.7 million pre-tax gain associated with the settlement of certain liabilities and the repayment of a note associated with the fiscal 2002 sale of the TruckPro business

•	For fiscal 2002, the favorable impact of the additional week of the 53 week fiscal year

•	For fiscal 2001, a $156.8 million pre-tax restructuring and impairment charge

          Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented the non-GAAP financial measures, as we believe they provide additional information to analyze or compare our operations. Furthermore, our management and Compensation Committee of the Board of Directors use the abovementioned non-GAAP financial measures to analyze and compare our underlying operating results and to determine payments of performance-based compensation. We have included a reconciliation of this information to the most comparable GAAP measures in the accompanying reconciliation tables.

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital

     The following table reconciles the percentages of after-tax return on invested capital, or “ROIC,” both including and excluding the fiscal 2001 restructuring and impairment charges, to net income. After-tax return on invested capital is calculated as after-tax operating profit (excluding rent) divided by average invested capital (which includes a factor to capitalize operating leases). The ROIC percentages are presented in the “Selected Financial Data.”

(in thousands, except per share and percentage data)

	Fiscal Year Ended
	August
	2003	2002	2001		2000	1999
Net income	$517,604	$428,148	$175,526		$267,590	$244,783
Adjustments:
After-tax interest	52,686	49,471	61,560		47,241	28,603
After-tax rent	68,764	61,348	61,396		58,853	60,542

After-tax return	639,054	538,967	298,482		373,684	333,928
After-tax restructuring and impairment charges	—	—	95,822		—	—

After-tax return, excluding restructuring and impairment charges	$639,054	$538,967	$394,304		$373,684	$333,928

Average debt (a)	$1,484,987	$1,329,077	$1,445,899		$1,182,055	$807,320
Average equity (b)	580,176	802,289	879,912		1,149,104	1,316,204
Rent x 6 (c)	663,990	594,192	602,382		574,290	575,460

Pretax invested capital	2,729,153	2,725,558	2,928,193		2,905,449	2,698,984

Average equity, excluding restructuring and impairment charges (d)	—	—	6,844		—	—

Pretax invested capital, excluding restructuring and impairment charges	$2,729,153	$2,725,558	$2,935,037		$2,905,449	$2,698,984

ROIC	23.4%	19.8%	10.1%		12.9%	12.4%
ROIC, before restructuring and impairment charges	23.4%	19.8%	13.4	%(e)	12.9%	12.4%

a)	Average debt is equal to the average of our long-term debt measured at the end of each of the 13 fiscal periods in our fiscal year. Long-term debt (in thousands) was $545,067 at August 29, 1998.

b)	Average equity is equal to the average of our stockholders’ equity measured at the end of each of the 13 fiscal periods in our fiscal year. Stockholders’ equity (in thousands) was $1,302,057 at August 29, 1998.

c)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pretax invested capital.

d)	Average equity at August 25, 2001 increased by $6.8 million as a result of excluding restructuring and impairment charges.

e)	ROIC excluding nonrecurring charges was presented as 14.3% in our Form 10-K for the fiscal year ended August 31, 2002, but has been revised to reflect a rolling 13-period average of debt and equity to conform with our current methodology for calculating ROIC.

Reconciliation of Non-GAAP Financial Measure: Cash Flow Before Share Repurchases

     The following table reconciles net cash provided by operating activities to cash flow before share repurchases. Cash flow before share repurchases is defined as the change in debt plus treasury stock purchases. Cash flow before share repurchases is presented in the “Selected Financial Data”.

	Fiscal Year Ended August
	2003	2002	2001	2000	1999

	(in thousands)
Net cash provided by operating activities	$698,255	$739,091	$458,937	$512,960	$311,668
Net cash used by investing activities	(167,799)	(64,511)	(122,143)	(242,349)	(428,315)
Net cash provided by financing activities other than the net change in debt and treasury stock purchases	8,555	54,500	54,155	8,768	7,263
(Increase) decrease in cash and cash equivalents	(244)	788	(317)	(1,051)	713

Cash flow before share repurchases	$538,767	$729,868	$390,632	$278,328	$(108,671)

Reconciliation of Non-GAAP Financial Measure: Fiscal 2003, Fiscal 2002 and Fiscal 2001
Excluding Nonrecurring/Infrequent Items

     The following table summarizes the effect of nonrecurring or infrequent items on operating results for fiscal 2003. The nonrecurring or infrequent items include a pre-tax gain of $4.6 million as a result of the disposition of properties associated with the fiscal 2001 restructuring and impairment charges, a $4.7 million pre-tax gain associated with the settlement of certain liabilities and the payment of a note from the TruckPro sale in December 2001, and a $10.0 million pre-tax negative impact and the reclassification of certain vendor funding to increase operating expenses by $53 million and decrease cost of goods sold by $43 million, both related to the implementation of EITF Issue No. 02-16.

(in thousands, except per share and percentage data)

				Fiscal 2003
				Results of
				Operations
				Excluding
	Fiscal 2003	Percent	Nonrecurring	Nonrecurring or	Percent
	Results of	of	or Infrequent	Infrequent	of
	Operations	Revenue	Items	Items	Revenue

Net sales	$5,457,123	100.0%	$—	$5,457,123	100.0%
Cost of goods sold	2,942,114	53.9%	42,600	2,984,714	54.7%

Gross profit	2,515,009	46.1%	(42,600)	2,472,409	45.3%
Operating expenses	1,597,212	29.3%	(43,300)	1,553,912	28.5%

Operating profit	917,797	16.8%	700	918,497	16.8%
Interest expense, net	84,790	1.5%	—	84,790	1.5%

Income before taxes	833,007	15.3%	700	833,707	15.3%
Income taxes	315,403	5.8%	265	315,668	5.8%

Net income	$517,604	9.5%	$435	$518,039	9.5%

Diluted earnings per share	$5.34		$—	$5.34

Reconciliation of Non-GAAP Financial Measure: Fiscal 2003, Fiscal 2002 and Fiscal 2001
Excluding Nonrecurring/Infrequent Items – continued

The following table summarizes the favorable impact of the additional week of the 53 week fiscal year ended August 31, 2002.

(in thousands, except per share and percentage data)

				Fiscal 2002
			Results of	Results of
	Fiscal 2002	Percent	Operations	Operations	Percent
	Results of	of	for	Excluding	of
	Operations	Revenue	53rd Week	53rd Week	Revenue

Net sales	$5,325,510	100.0%	$(109,079)	$5,216,431	100.0%
Cost of goods sold	2,950,123	55.4%	(58,688)	2,891,435	55.4%

Gross profit	2,375,387	44.6%	(50,391)	2,324,996	44.6%
Operating expenses	1,604,379	30.1%	(20,911)	1,583,468	30.4%

Operating profit	771,008	14.5%	(29,480)	741,528	14.2%
Interest expense, net	79,860	1.5%	—	79,860	1.5%

Income before taxes	691,148	13.0%	(29,480)	661,668	12.7%
Income taxes	263,000	5.0%	(11,210)	251,790	4.8%

Net income	$428,148	8.0%	$(18,270)	$409,878	7.9%

Diluted earnings per share	$4.00		$(0.17)	$3.83

Reconciliation of Non-GAAP Financial Measure: Fiscal 2003, Fiscal 2002 and Fiscal 2001
Excluding Nonrecurring/Infrequent Items – continued

     The following table summarizes the effect of restructuring and impairment charges on operating results for fiscal 2001.

(in thousands, except per share and percentage data)

				Fiscal 2001
				Results of
				Operations
			Restructuring	Excluding
	Fiscal 2001	Percent	and	Restructuring	Percent
	Results of	of	Impairment	and Impairment	of
	Operations	Revenue	Charges	Charges	Revenue

Net sales	$4,818,185	100.0%	$—	$4,818,185	100.0%
Cost of goods sold	2,804,896	58.2%	(30,133)	2,774,763	57.6%

Gross profit	2,013,289	41.8%	30,133	2,043,422	42.4%
Operating expenses	1,498,909	31.1%	—	1,498,909	31.1%
Restructuring and impairment charges	126,689	2.7%	(126,689)	—	—%

Operating profit	387,691	8.0%	156,822	544,513	11.3%
Interest expense, net	100,665	2.1%	—	100,665	2.1%

Income before taxes	287,026	5.9%	156,822	443,848	9.2%
Income taxes	111,500	2.3%	61,000	172,500	3.6%

Net income	$175,526	3.6%	$95,822	$271,348	5.6%

Diluted earnings per share	$1.54		$0.84	$2.38

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     AutoZone is exposed to market risk from, among other things, changes in interest rates, foreign exchange rates and fuel prices. From time to time, we use various financial instruments to reduce such risks. To date, based upon our current level of foreign operations, hedging costs and past changes in the associated foreign exchange rates, no instruments have been utilized to reduce this market risk. All of our hedging activities are governed by guidelines that are authorized by our Board of Directors. Further, we do not buy or sell financial instruments for trading purposes.

Interest Rate Risk

     AutoZone’s financial market risk results primarily from changes in interest rates. At times, we reduce our exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts, treasury lock agreements and forward starting interest rate swaps.

     AutoZone has utilized interest rate swaps to convert variable rate debt to fixed rate debt. At August 30, 2003, we held an interest rate swap contract, with a September 2003 maturity date, to hedge $25 million of variable rate debt associated with commercial paper borrowings.

     At August 30, 2003, we also held treasury lock agreements with notional amounts of $300 million and forward starting interest rate swaps with notional amounts of $200 million. These agreements, which expire in November 2003, are used to hedge the exposure to variability in future cash flows resulting from changes in variable interest rates relating to anticipated debt transactions. It is expected that upon settlement of the agreements, the realized gain or loss will be deferred in other comprehensive income and reclassified to interest expense over the life of the underlying debt. In addition, during fiscal 2003, we entered into and settled a forward starting interest rate swap with a notional amount of $200 million, used to hedge the variability in future cash flows resulting from changes in variable interest rates related to AutoZone’s issuance of $200 million 4.375% Senior Notes. The loss realized upon settlement was deferred in other comprehensive income and is being reclassified to interest expense over the life of the underlying senior notes, resulting in an effective interest rate of 5.65%.

     At August 31, 2002, we held interest rate swap contracts related to $190 million of variable rate debt. Of the $190 million, $115 million of the swaps, due in December 2003, were used to hedge the variable rate debt associated with AutoZone’s $115 million term loan. The remaining $75 million of swaps, with expiration dates throughout fiscal years 2003 and 2004, were designated to hedge the variable rate debt associated with commercial paper borrowings. Additionally, at August 31, 2002, we held treasury lock agreements with notional amounts of $300 million that expired in October 2002 and hedged the exposure to variability in future cash flows resulting from changes in variable interest rates related to AutoZone’s issuance of $300 million 5.875% Senior Notes. The loss realized upon settlement was deferred in other comprehensive income and is being reclassified to interest expense over the life of the underlying senior notes, resulting in an effective interest rate of 6.33%. A portion of the proceeds generated from the issuance of the senior notes was used to prepay a $115 million term loan. Accordingly, the related interest rate swap agreements were settled in cash and the realized loss was deferred in other comprehensive income and is being reclassified to interest expense over the life of the underlying term loan.

     AutoZone reflects the current fair value of all interest rate hedge instruments on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of other comprehensive income or loss. These deferred gains and losses are recognized in income in the period in which the related interest rates being hedged are recognized in expense. However, to the extent that the change in value of an interest rate hedge instrument does not perfectly offset the change in the value of the interest rate being hedged, that ineffective portion is immediately recognized in income. For the years ended August 30, 2003, and August 31, 2002, all of our hedge instruments were determined to be highly effective, and no ineffective portion was recognized in income. The fair values of the interest rate hedge instruments at August 30, 2003, were an asset of $41.6 million. The fair values of the interest rate hedge instruments at August 31, 2002, were a liability of $10.4 million.

     The fair value of AutoZone’s debt was estimated at $1.57 billion as of August 30, 2003, and $1.22 billion as of August 31, 2002, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same remaining maturities. Such fair value is greater than the carrying value of debt at August 30, 2003, by $27.3 million, and greater than the carrying value of debt at August 31, 2002, by $27.2 million. We had $556.8 million of variable rate debt outstanding at August 30, 2003, and $699.8 million outstanding at August 31, 2002, both of which exclude the effect of interest rate swaps designated and effective as cash flow hedges of such variable rate debt. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable impact on AutoZone’s pretax earnings and cash flows of $5.3 million in 2003 and $5.1 million in fiscal 2002, which includes the effects of interest rate swaps. The primary interest rate exposure on variable rate debt is based on LIBOR. We had $990.0 million of fixed rate debt outstanding at August 30, 2003. A one percentage point increase in interest rates would reduce the fair value of AutoZone’s fixed rate debt of $47.0 million.

Fuel Price Risk

     Fuel swap contracts utilized by AutoZone have not previously been designated as hedging instruments under the provisions of SFAS 133 and do not qualify for hedge accounting treatment, although the instruments were executed to economically hedge the consumption of diesel fuel used to distribute our products. Accordingly, mark-to-market gains and losses related to such fuel swap contracts are recorded in cost of sales as a component of distribution costs. As of August 30, 2003, no fuel swap contracts were outstanding. During fiscal 2003, we entered into fuel swaps to economically hedge a portion of our diesel fuel exposure between April and August 2003. These swaps were settled prior to August 30, 2003, and had no significant impact on cost of sales for fiscal year 2003.

Item 8. Financial Statements and Supplementary Data

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

     Management is responsible for maintaining a system of internal control over financial reporting that provides reasonable assurance, at an appropriate cost-benefit relationship, about the reliability of financial reporting. The system contains self-monitoring mechanisms, and is regularly tested by Deloitte & Touche LLP, the Company’s internal auditors. Actions are taken to correct deficiencies as they are identified. Even an effective internal control system, no matter how well designed, has inherent limitations – including the possibility of the circumvention or overriding of controls – and therefore can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control system effectiveness may vary over time.

     The Audit Committee of our Company’s Board of Directors, composed solely of independent directors, regularly meets with the independent auditors, management and internal auditors to discuss auditing and financial reporting matters and the system of internal control. The Committee also meets regularly with the independent auditors and the internal auditors without management present to discuss any matters that may require attention.

     Management assessed the Company’s system of internal control over financial reporting as of August 30, 2003, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of August 30, 2003, the Company’s system of internal control over financial reporting met those criteria.

/s/ Steve Odland	/s/ Michael Archbold

Steve Odland	Michael Archbold
Chairman, President, and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer
Customer Satisfaction	Customer Satisfaction

Report of Independent Auditors

Stockholders

AutoZone, Inc.

     We have audited the accompanying consolidated balance sheets of AutoZone, Inc. as of August 30, 2003 and August 31, 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended August 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoZone, Inc. at August 30, 2003 and August 31, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 30, 2003, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note A, Vendor Allowances and Advertising Costs, to the consolidated financial statements, in fiscal year 2003 the Company adopted Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

/s/ Ernst & Young LLP

Memphis, Tennessee

September 22, 2003

Consolidated Statements of Income

	Year Ended

	August 30,	August 31,	August 25,
	2003	2002	2001
(in thousands, except per share data)	(52 Weeks)	(53 Weeks)	(52 Weeks)

Net sales	$5,457,123	$5,325,510	$4,818,185
Cost of sales, including warehouse and delivery expenses	2,942,114	2,950,123	2,804,896
Operating, selling, general and administrative expenses	1,597,212	1,604,379	1,498,909
Restructuring and impairment charges	—	—	126,689

Operating profit	917,797	771,008	387,691
Interest expense – net	84,790	79,860	100,665

Income before income taxes	833,007	691,148	287,026
Income taxes	315,403	263,000	111,500

Net income	$517,604	$428,148	$175,526

Weighted average shares for basic earnings per share	94,906	104,446	112,834
Effect of dilutive stock equivalents	2,057	2,665	967

Adjusted weighted average shares for diluted earnings per share	96,963	107,111	113,801

Basic earnings per share	$5.45	$4.10	$1.56

Diluted earnings per share	$5.34	$4.00	$1.54

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	August 30,	August 31,
(in thousands, except per share data)	2003	2002

Assets
Current assets
Cash and cash equivalents	$6,742	$6,498
Accounts receivable	43,746	23,782
Merchandise inventories	1,511,316	1,375,584
Prepaid expenses	19,194	11,690
Deferred income taxes	3,996	32,574

Total current assets	1,584,994	1,450,128
Property and equipment
Land	525,473	502,302
Buildings and improvements	1,325,759	1,228,604
Equipment	551,465	533,121
Leasehold improvements	125,592	114,317
Construction in progress	44,871	53,786

	2,573,160	2,432,130
Less: Accumulated depreciation and amortization	857,407	770,402

	1,715,753	1,661,728
Other assets
Cost in excess of net assets acquired, net of accumulated amortization of $32,186 in 2003 and 2002	294,348	305,390
Deferred income taxes	25,543	60,304
Other assets	59,828	241

	379,719	365,935

	$3,680,466	$3,477,791

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,321,905	$1,145,533
Accrued expenses	313,683	344,600
Income taxes payable	39,978	43,438

Total current liabilities	1,675,566	1,533,571
Long term debt	1,546,845	1,194,517
Other liabilities	84,297	60,576
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 100,670 shares issued and 88,708 shares outstanding in 2003 and 109,962 shares issued and 99,268 shares outstanding in 2002	1,007	1,100
Additional paid-in capital	410,962	370,457
Retained earnings	869,739	974,141
Accumulated other comprehensive loss	(37,297)	(11,603)
Treasury stock, at cost	(870,653)	(644,968)

Total stockholders’ equity	373,758	689,127

	$3,680,466	$3,477,791

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended

	August 30,	August 31,	August 25,
	2003	2002	2001
(in thousands)	(52 Weeks)	(53 Weeks)	(52 Weeks)

Cash flows from operating activities:
Net income	$517,604	$428,148	$175,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	109,748	118,255	122,576
Amortization of intangible and other assets	—	—	8,757
Deferred income tax expense (benefit)	65,701	28,483	(46,981)
Restructuring and impairment charges	—	—	156,822
Income tax benefit realized from exercise of options	37,402	42,159	13,495
Net change in accounts receivable and prepaid expenses	(27,468)	(12,879)	10,562
Net increase in merchandise inventories	(135,732)	(168,150)	(164,164)
Net increase in accounts payable and accrued expenses	145,455	285,329	187,801
Net change in income taxes payable	(3,460)	13,743	10,798
Net change in other assets and liabilities	(10,995)	4,003	(16,255)

Net cash provided by operating activities	698,255	739,091	458,937
Cash flows from investing activities:
Capital expenditures	(182,242)	(117,239)	(169,296)
Proceeds from sale of business	—	25,723	—
Proceeds from disposal of capital assets	14,443	25,094	44,601
Notes receivable from officers	—	1,911	2,552

Net cash used in investing activities	(167,799)	(64,511)	(122,143)
Cash flows from financing activities:
Net change in commercial paper	44,800	(162,247)	(381,853)
Proceeds from issuance of debt	500,000	150,000	465,000
Repayment of debt	(215,000)	(15,000)	(105,000)
Net proceeds from sale of common stock	45,303	55,676	48,410
Purchase of treasury stock	(891,095)	(698,983)	(366,097)
Settlement of interest rate hedge instruments	(28,524)	—	—
Other	14,304	(4,814)	3,063

Net cash used in financing activities	(530,212)	(675,368)	(336,477)

Net increase (decrease) in cash and cash equivalents	244	(788)	317
Cash and cash equivalents at beginning of year	6,498	7,286	6,969

Cash and cash equivalents at end of year	$6,742	$6,498	$7,286

Supplemental cash flow information:
Interest paid, net of interest cost capitalized	$77,533	$77,935	$97,968
Income taxes paid	$215,760	$178,417	$100,702

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity

					Accumulated
		Additional			Other
	Common	Paid-in	Notes	Retained	Comprehensive	Treasury
(in thousands)	Stock	Capital	Receivable	Earnings	Loss	Stock	Total

Balance at August 26, 2000	$1,543	$301,901	$(4,463)	$1,564,118	$(5)	$(870,915)	$992,179
Net income				175,526			175,526
Foreign currency translation adjustment					294		294
Unrealized losses on derivatives					(5,597)		(5,597)

Comprehensive income							170,223
Repayments of notes receivable from officers			2,552				2,552
Purchase of 14,345 shares of treasury stock		5,451				(366,097)	(360,646)
Retirement of 37,000 shares of treasury stock	(370)	(71,781)		(914,448)		986,599	—
Sale of 2,061 shares of common stock under stock option and stock purchase plans	22	46,563				1,825	48,410
Tax benefit of exercise of stock options		13,495					13,495

Balance at August 25, 2001	1,195	295,629	(1,911)	825,196	(5,308)	(248,588)	866,213
Net income				428,148			428,148
Foreign currency translation adjustment					(1,447)		(1,447)
Unrealized losses on derivatives					(4,848)		(4,848)

Comprehensive income							421,853
Repayments of notes receivable from officers			1,911				1,911
Purchase of 12,591 shares of treasury stock		298				(698,983)	(698,685)
Retirement of 12,000 shares of treasury stock	(120)	(23,280)		(279,203)		302,603	—
Sale of 2,563 shares of common stock under stock option and stock purchase plans	25	55,651					55,676
Tax benefit of exercise of stock options		42,159					42,159

Balance at August 31, 2002	1,100	370,457	—	974,141	(11,603)	(644,968)	689,127
Net income				517,604			517,604
Minimum pension liability net of taxes of $(18,072)					(29,739)		(29,739)
Foreign currency translation adjustment					(8,276)		(8,276)
Net gains on outstanding derivatives net of taxes of $15,710					25,856		25,856
Net losses on terminated/matured derivatives					(20,014)		(20,014)
Reclassification of net losses on derivatives into earnings					6,479		6,479

Comprehensive income							491,910
Purchase of 12,266 shares of treasury stock		1,111				(891,095)	(889,984)
Retirement of 11,000 shares of treasury stock	(110)	(43,120)		(622,006)		665,236	—
Sale of 1,782 shares of common stock under stock option and stock purchase plans	17	45,112				174	45,303
Tax benefit of exercise of stock options		37,402					37,402

Balance at August 30, 2003	$1,007	$410,962	$—	$869,739	$(37,297)	$(870,653)	$373,758

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

     Business: The Company is principally a retailer of automotive parts and accessories. At the end of fiscal 2003, the Company operated 3,219 domestic auto parts stores in 48 states and the District of Columbia and 49 auto parts stores in Mexico. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items and accessories.

     In addition, the Company also has a domestic commercial program that provides commercial credit and delivery of parts and other products to local, regional and national repair garages, dealers and service stations. The Company also sells products online at autozone.com and sells ALLDATA automotive diagnostic and repair software which is also available through alldatapro.com and alldatadiy.com.

     Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks ending on the last Saturday in August.

     Basis of Presentation: The consolidated financial statements include the accounts of AutoZone, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated in consolidation.

     Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements. Actual results could differ from those estimates.

     Cash Equivalents: Cash equivalents consist of investments with original maturities of 90 days or less at the date of purchase.

     Merchandise Inventories: Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. Included in inventory are related purchasing, storage and handling costs.

     Property and Equipment: Property and equipment is stated at cost. Depreciation is computed principally using the straight-line method over the following estimated useful lives: buildings, 40 to 50 years; building improvements, 5 to 15 years; equipment, 3 to 7 years; and leasehold improvements, 5 to 15 years, not to exceed the remaining lease term.

     Impairment of Long-Lived Assets: The Company adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) on September 1, 2002. SFAS 144 establishes accounting standards for the impairment of long-lived assets such as property and equipment. In accordance with SFAS 144, the Company evaluates the recoverability of the carrying amounts of the assets covered by this standard whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As part of the evaluation, the Company reviews performance at the store level to identify any stores with current period operating losses that should be considered for impairment. The Company compares the sum of the undiscounted expected future cash flows with the carrying amounts of the assets. If impairments are indicated, the amount by which the carrying amount of the assets exceeded the fair value of the assets is recognized as an impairment loss. The adoption of SFAS 144 did not have a significant impact on the Company’s Consolidated Financial Statements.

     Intangible Assets: The cost in excess of fair value of net assets of businesses acquired is recorded as goodwill. Prior to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) in fiscal 2002, goodwill was amortized on a straight-line basis over 40 years. Since the adoption of SFAS 142 on August 26, 2001, amortization of goodwill was discontinued. Under the provisions of SFAS 142, an annual test of goodwill is required to compare the fair value of goodwill to the carrying amount to determine if any impairment exists. The Company performs its annual impairment assessment in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. No impairment loss resulted from the 2003 or 2002 tests performed under SFAS 142. Refer to Note C for additional disclosures regarding the adoption of SFAS 142.

     Derivative Instruments and Hedging Activities: AutoZone is exposed to market risk from, among other things, changes in interest rates, foreign exchange rates and fuel prices. From time to time, the Company uses various financial instruments to reduce such risks. To date, based upon the Company’s current level of foreign operations, hedging costs and past changes in the associated foreign exchange rates, no instruments have been utilized to reduce this market risk. All of the Company’s hedging activities are governed by guidelines that are authorized by AutoZone’s Board of Directors. Further, the Company does not buy or sell financial instruments for trading purposes.

     AutoZone’s financial market risk results primarily from changes in interest rates. At times, AutoZone reduces its exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts, treasury lock agreements and forward starting interest rate swaps. The Company complies with Statement of Financial Accounting Standards Nos. 133, 137 and 138 (collectively “SFAS 133”) pertaining to the accounting for these derivatives and hedging activities which require all such interest rate hedge instruments to be recognized on the balance sheet at fair value. All of the Company’s interest rate hedge instruments are designated as cash flow hedges. Refer to Note B for additional disclosures regarding the Company’s derivatives instruments and hedging activities.

     Financial Instruments: The Company has financial instruments, including cash, accounts receivable and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short maturities. A discussion of the carrying values and fair values of the Company’s debt is included in Note F, while a discussion of the Company’s fair values of its derivatives is included in Note B.

     Income Taxes: The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Revenue Recognition: The Company recognizes sales at the time the sale is made and the product is delivered to the customer.

     Vendor Allowances and Advertising Costs: The Company receives various payments and allowances from its vendors based on the volume of purchases or for services that AutoZone provides to the vendors. Monies received from vendors include rebates, allowances and promotional funds. Typically, these funds are dependent on purchase volumes and advertising plans. The amounts to be received are subject to changes in market conditions, vendor marketing strategies and changes in the profitability or sell-through of the related merchandise for AutoZone.

     Rebates and other miscellaneous incentives are earned based on purchases or product sales. These monies are treated as a reduction of inventories and are recognized as a reduction to cost of sales as the inventories are sold.

     Certain vendor allowances are used exclusively for promotions and to partially or fully offset certain other direct expenses. Such vendor funding arrangements, that were entered into on or before December 31, 2002, were recognized as a reduction to selling, general and administrative expenses when earned. However, for such vendor funding arrangements entered into or modified after December 31, 2002, the Company applied the new guidance pursuant to the Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (EITF Issue No. 02-16). Accordingly, all vendor funds are recognized as a reduction to cost of sales as the inventories are sold. As a result of the adoption of EITF Issue No. 02-16, fiscal 2003 selling, general, and administrative expenses were approximately $53 million higher and gross margin was approximately $43 million higher than such amounts would have been prior to the accounting change.

     Advertising expense, net of vendor funding, was approximately $32.5 million in fiscal 2003, $17.5 million in fiscal 2002 and $20.7 million in fiscal 2001. The higher expense for fiscal 2003 reflects the impact of vendor allowances, from agreements entered into or modified subsequent to December 31, 2002, that are no longer netted against advertising expense but recorded as a reduction of cost of sales. The Company expenses advertising costs as incurred.

     Warranty Costs: The Company or the vendors supplying its products provide its customers with a warranty on certain products. Estimated warranty obligations are provided at the time of sale of the product and are charged to cost of sales.

     Shipping and Handling Costs: The Company does not generally charge customers separately for shipping and handling. The cost the Company incurs to ship products to the stores for delivery to the customer is included in cost of sales in the Consolidated Statements of Income.

     Preopening Expenses: Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

     Earnings Per Share: Basic earnings per share is based on the weighted average outstanding common shares. Diluted earnings per share is based on the weighted average outstanding shares adjusted for the effect of common stock equivalents. At this time, stock options are the Company’s only common stock equivalents.

     Stock Options: At August 30, 2003, the Company has stock option plans that provide for the purchase of the Company’s common stock by some of its employees and directors, which are described more fully in Note I. The Company accounts for those plans using the intrinsic-value-based recognition method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income, as options are granted under those plans at an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net income and earnings per share had the Company applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation.

	Year ended

	August 30,	August 31,	August 25,
(in thousands, except per share data)	2003	2002	2001

Reported net income	$517,604	$428,148	$175,526
Deduct total incremental stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects	14,506	8,969	6,945

Pro forma net income	$503,098	$419,179	$168,581

Basic earnings per share:
As reported	$5.45	$4.10	$1.56

Pro forma	$5.30	$4.01	$1.50

Diluted earnings per share:
As reported	$5.34	$4.00	$1.54

Pro forma	$5.20	$3.91	$1.48

     Stock options that were not included in the pro forma fully diluted computation because they would have been anti-dilutive were 1.5 million shares at August 30, 2003, and 0.1 million shares at August 31, 2002.

     The effects of applying SFAS 123 and the results obtained through the use of the Black-Scholes option pricing model in this pro forma disclosure are not necessarily indicative of future amounts. The weighted average fair value of the stock options granted was $24.59 per share during fiscal 2003, $16.10 per share during fiscal 2002 and $10.19 per share during fiscal 2001. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2003, 2002 and 2001:

	Year Ended

	August 30,	August 31,	August 25,
	2003	2002	2001

Expected price volatility	38%	39%	37%
Risk-free interest rates	2.99%	2.41%	4.15%
Expected lives in years	4.24	4.30	5.32
Dividend yield	0%	0%	0%

     Recent Accounting Pronouncements: In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity’s expected losses or residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called variable interest entities. FIN 46 applies immediately to variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied at the end of periods ending after December 15, 2003. The Company is currently evaluating the impact of FIN 46 and does not expect its adoption to have a significant impact on its Consolidated Financial Statements.

Note B – Derivative Instruments and Hedging Activities:

     AutoZone has utilized interest rate swaps to convert variable rate debt to fixed rate debt. At August 30, 2003, the Company held an interest rate swap contract, with a September 2003 maturity date, to hedge $25 million variable rate debt associated with commercial paper borrowings.

     At August 30, 2003, the Company held treasury lock agreements with notional amounts of $300 million and forward starting swaps with notional amounts of $200 million. These agreements, which expire in November 2003, are used to hedge the exposure to variability in future cash flows resulting from changes in variable interest rates relating to anticipated debt transactions. It is expected that upon settlement of the agreements, the realized gain or loss will be deferred in other comprehensive income and reclassified to interest expense over the life of the underlying debt. In addition, during fiscal 2003, the Company entered into and settled a forward starting interest rate swap with a notional amount of $200 million, used to hedge the variability in future cash flows resulting from changes in variable interest rates related to AutoZone’s issuance of $200 million 4.375% Senior Notes. The loss realized upon settlement was deferred in other comprehensive income and is being reclassified to interest expense over the life of the underlying senior notes, resulting in an effective interest rate of 5.65%

     At August 31, 2002, the Company held interest rate swap contracts related to $190 million of variable rate debt. Of the $190 million, $115 million of the swaps, due in December 2003, were used to hedge the variable rate debt associated with AutoZone’s $115 million term loan. The remaining $75 million of swaps, with expiration dates throughout fiscal years 2003 and 2004, were designated to hedge the variable rate debt associated with commercial paper borrowings. Additionally, at August 31, 2002, the Company held treasury lock agreements with notional amounts of $300 million that expired in October 2002 and hedged the exposure to variability in future cash flows resulting from changes in variable interest rates related to AutoZone’s issuance of $300 million 5.875% Senior Notes. The loss realized upon settlement was deferred in other comprehensive income and is being reclassified to interest expense over the life of the underlying senior notes, resulting in an effective interest rate of 6.33%. A portion of the proceeds generated from the issuance of the senior notes was used to prepay a $115 million term loan. Accordingly, the related interest rate swap agreements were settled in cash and the realized loss was deferred in other comprehensive income and is being reclassified to interest expense over the life of underlying term loan.

     The Company reflects the current fair value of all interest rate hedge instruments on its balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of other comprehensive income or loss. These deferred gains and losses are recognized in income in the period in which the related interest rates being hedged have been recognized in expense. However, to the extent that the change in value of an interest rate hedge instrument agreement does not perfectly offset the change in the value of the interest rate being hedged, that ineffective portion is immediately recognized in income. For the years ended August 30, 2003, and August 31, 2002, all of the Company’s interest rate hedge instruments were determined to be highly effective, and no ineffective portion was recognized in income. The fair values of the interest rate hedge instruments at August 30, 2003 were an asset of $41.6 million. The fair values of the interest rate hedge instruments at August 31, 2002, were a liability of $10.4 million.

     The following table summarizes the fiscal 2003 activity in Accumulated Other Comprehensive Income (Loss) as it relates to interest rate hedge instruments (in thousands):

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount

Accumulated net losses as of August 31, 2002	$(10,445)	$—	$(10,445)
Net gains on outstanding derivatives	41,566	(15,710)	25,856
Net losses on terminated/matured derivatives	(20,014)	—	(20,014)
Reclassification of net losses into earnings	6,479	—	6,479

Accumulated net gains as of August 30, 2003	$17,586	$(15,710)	$1,876

     The Company primarily executes derivative transactions of relatively short duration with strong creditworthy counterparties. These counterparties expose the Company to credit risk in the event of non-performance. The amount of such exposure is limited to the unpaid portion of amounts due to the Company pursuant to the terms of the derivative financial instruments, if any. Although there are no collateral requirements, if a downgrade in the credit rating of these counterparties occurs, management believes that this exposure is mitigated by provisions in the derivative agreements which allow for the legal right of offset of any amounts due to the Company from the counterparties with amounts payable, if any, to the counterparties by the Company. Management considers the risk of counterparty default to be minimal.

Note C - Amortization of Goodwill

     As of the beginning of fiscal 2002, the Company adopted SFAS 142. Under SFAS 142, goodwill amortization ceased upon adoption. The following SFAS 142 disclosure presents the net income and related per share amounts for fiscal 2001 as if amortization of goodwill had not been recorded.

	Year ended

	August 30,	August 31,	August 25,
(in thousands, except per share data)	2003	2002	2001

Reported net income	$517,604	$428,148	$175,526
Goodwill amortization, net of tax	—	—	5,359

Adjusted net income	$517,604	$428,148	$180,885

Basic earnings per share:
As reported	$5.45	$4.10	$1.56
Goodwill amortization, net of tax	—	—	0.05

Adjusted	$5.45	$4.10	$1.61

Diluted earnings per share:
As reported	$5.34	$4.00	$1.54
Goodwill amortization, net of tax	—	—	0.05

Adjusted	$5.34	$4.00	$1.59

     During fiscal 2003, the Company terminated various leases relating to stores closed in connection with previous acquisitions. The amount paid to terminate these leases was less than the related accrual and, as a result, the excess accrual of $11.0 million was recorded as a reduction against the goodwill established at the acquisition date.

Note D – Accrued Expenses

Accrued expenses at August 30, 2003, and August 31, 2002, consisted of the following:

	August 30,	August 31,
(in thousands)	2003	2002

Medical and casualty insurance claims	$92,666	$83,813
Accrued compensation and related payroll taxes	60,777	78,656
Property and sales taxes	44,371	51,379
Accrued sales and warranty returns	78,482	82,035
Other	37,387	48,717

	$313,683	$344,600

     The Company or the vendors supplying its products provide its customers limited warranties on certain products that range from 30 days to lifetime warranties. In most cases, the Company’s vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. Accrued sales returns amounted to approximately $5 million at August 30, 2003, and August 31, 2002. Changes in the Company’s accrued sales and warranty returns for the last three fiscal years consisted of the following:

	Year Ended

	August 30,	August 31,	August 25,
(in thousands)	2003	2002	2001

Balance, beginning of fiscal year	$82,035	$63,467	$50,014
Allowances received from vendors	116,808	109,498	98,750
Expense (income)	(25,522)	2,978	2,568
Claim settlements	(94,839)	(93,908)	(87,865)

Balance, end of fiscal year	$78,482	$82,035	$63,467

Note E – Income Taxes

     At August 30, 2003, the Company had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $27.5 million that expire in years 2007 through 2017. These carryforwards resulted from the Company’s acquisition of ADAP, Inc. (which had been doing business as “Auto Palace”) in fiscal 1998. The use of the federal tax NOLs is subject to annual limitations. A valuation allowance of $8.6 million in fiscal 2003 and $8.7 million in fiscal 2002 relates to these carryforwards. In addition, some of the Company’s subsidiaries have state income tax NOLs that expire in years 2004 through 2022. These state NOLs resulted from the Company’s acquisition of Chief Auto Parts Inc. and ADAP, Inc. The use of the NOLs is limited to future taxable earnings of these subsidiaries and may be subject to annual limitations. Valuation allowances of $5.7 million in fiscal 2003 and fiscal 2002 relate to these carryforwards.

     The provision for income tax expense for each of the last three fiscal years consisted of the following:

	Year Ended

	August 30,	August 31,	August 25,
(in thousands)	2003	2002	2001

Current:
Federal	$219,699	$210,457	$144,538
State	30,003	24,060	13,943

	249,702	234,517	158,481
Deferred:
Federal	60,835	26,200	(42,380)
State	4,866	2,283	(4,601)

	65,701	28,483	(46,981)

	$315,403	$263,000	$111,500

     The following table presents a reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate of 35% to income before income taxes.

	Year Ended

	August 30,	August 31,	August 25,
(in thousands)	2003	2002	2001

Expected tax at statutory rate	$291,552	$241,902	$100,459
State income taxes, net	22,665	17,123	6,072
Other	1,186	3,975	4,969

	$315,403	$263,000	$111,500

     Significant components of the Company’s deferred tax assets and liabilities were as follows:

	August 30,	August 31,
(in thousands)	2003	2002

Net deferred tax assets:
Net operating loss and credit carryforwards	$29,181	$25,590
Insurance reserves	29,319	25,930
Warranty reserves	28,786	30,660
Closed store reserves	10,321	20,398
Inventory	—	4,108
Minimum pension liability	18,072	—
Other	6,236	12,847

Total deferred tax assets	121,915	119,533
Less: Valuation allowance	(14,329)	(14,367)

Net deferred tax assets	107,586	105,166

Deferred tax liabilities:
Property and equipment	23,401	6,218
Inventory	27,997	—
Derivatives	15,710	—
Other	10,939	6,070

Deferred tax liabilities	78,047	12,288

Net deferred tax assets	$29,539	$92,878

Note F – Financing

The Company’s long term debt as of August 30, 2003, and August 31, 2002, consisted of the following:

	August 30,	August 31,
(in thousands)	2003	2002

5.875% Senior Notes due October 2012, effective interest rate of 6.33%	$300,000	$—
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	—
6% Notes due November 2003	150,000	150,000
6.5% Debentures due July 2008	190,000	190,000
7.99% Notes due April 2006	150,000	150,000
Bank term loan, due December 2003, variable interest rate of 3.11% at August 31, 2002	—	115,000
Bank term loan, due November 2004, variable interest rate of 2.26% at August 30, 2003, and 2.56 % at August 31, 2002	250,000	350,000
Commercial paper, weighted average interest rate of 1.2% at August 30, 2003, and 2.1% at August 31, 2002	268,000	223,200
Other	38,845	16,317

	$1,546,845	$1,194,517

     The Company maintains $950 million of revolving credit facilities with a group of banks. Of the $950 million, $300 million expires in May 2004. The remaining $650 million expires in May 2005. The 364-day facility expiring in May 2004 includes a renewal feature as well as an option to extend the maturity date of the then-outstanding debt by one year. The credit facilities exist largely to support commercial paper borrowings and other short term unsecured bank loans. At August 30, 2003, outstanding commercial paper of $268 million, the 6% Notes due November 2003 of $150 million, and other debt of $2.7 million are classified as long term as the Company has the ability and intention to refinance them on a long term basis. The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending bank’s base rate (as defined in the agreement) or a competitive bid rate at the option of the Company. The Company has agreed to observe certain covenants under the terms of its credit agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage. As of August 30, 2003, the Company was in compliance with all covenants.

     On October 16, 2002, the Company issued $300 million of 5.875% Senior Notes. The notes mature in October 2012, and interest is payable semi-annually on April 15 and October 15. A portion of the proceeds from these senior notes was used to prepay a $115 million unsecured bank term loan due December 2003, to repay a portion of the Company’s outstanding commercial paper borrowings, and to settle interest rate hedges associated with the issuance and repayment of the related debt securities. On June 3, 2003, the Company issued $200 million of 4.375% Senior Notes. These senior notes mature in June 2013, and interest is payable semi-annually on June 1 and December 1. The proceeds were used to repay a portion of the Company’s outstanding commercial paper borrowings, to prepay $100 million of the $350 million unsecured bank loan due November 2004, and to settle interest rate hedges associated with the issuance of the debt securities.

     On August 8, 2003, the Company filed a shelf registration with the Securities and Exchange Commission, which was declared effective on August 22, 2003. This filing will allow the Company to sell up to $500 million in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt, and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. No debt had been issued under this registration statement as of August 30, 2003.

     As of August 30, 2003, “Other” long term debt included approximately $30 million related to the Company’s synthetic leases, with expiration dates in fiscal 2006, for a small number of its domestic stores. At August 30, 2003, the Company recognized the obligations under the lease facility and increased its property and long term debt balances on its balance sheet by approximately $30 million.

     All of the Company’s debt is unsecured, except for $8.9 million, which is collateralized by property. Maturities of long-term debt are $420.7 million in fiscal 2004, $252.7 million in fiscal 2005, $182.7 million in fiscal 2006, $0.7 million in fiscal 2007, $190.0 million in fiscal 2008 and $500.0 million thereafter. The maturities for fiscal 2004 are classified as long term as the Company has the ability and intention to refinance them on a long term basis.

     The fair value of the Company’s debt was estimated at $1.57 billion as of August 30, 2003, and $1.22 billion as of August 31, 2002, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same remaining maturities. Such fair value is greater than the carrying value of debt at August 30, 2003, and August 31, 2002, by $27.3 million and $27.2 million, respectively. The Company had outstanding variable rate debt of $556.8 million at August 30, 2003, and $699.8 million at August 31, 2002, both of which exclude the effect of interest rate swaps designated and effective as cash flow hedges of such variable rate debt.

Note G – Interest Expense

     Net interest expense for each of the last three fiscal years consisted of the following:

	Year Ended

	August 30,	August 31,	August 25,
(in thousands)	2003	2002	2001

Interest expense	$86,635	$80,466	$102,667
Interest income	(1,054)	(169)	(623)
Capitalized interest	(791)	(437)	(1,379)

	$84,790	$79,860	$100,665

Note H – Stock Repurchase Program

     As of August 30, 2003, the Board of Directors had authorized the Company to repurchase up to $3.3 billion of common stock in the open market. From January 1998 to August 30, 2003, the Company has repurchased a total of 72.1 million shares at an aggregate cost of $2.8 billion. During fiscal 2003, the Company repurchased 12.3 million shares of its common stock at an aggregate cost of $891.1 million.

     At times in the past, the Company utilized equity forward agreements to facilitate its repurchase of common stock. There were no equity forward agreements for share repurchases as of August 30, 2003. At August 31, 2002, the Company held equity forward agreements, which were settled in cash during fiscal 2003, for the purchase of approximately 2.2 million shares of common stock at an average cost of $68.82 per share. Such obligations under the equity forward agreements at August 31, 2002, were not reflected on the balance sheet. During 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 applied to the Company’s use of equity forward agreements to repurchase common stock and would have required the Company to record any forward purchase obligations as a liability on the balance sheet. All of the Company’s outstanding forward purchase contracts were settled prior to the adoption of SFAS 150 during the fourth quarter of fiscal 2003. Accordingly, the adoption of SFAS 150 had no impact on the Company’s Consolidated Financial Statements.

Note I – Employee Stock Plans

     The Company has granted options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. Options become exercisable in a one to seven year period, and expire ten years after the grant date. See Note A for additional information regarding the Company’s stock option plans.

     A summary of outstanding stock options is as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Outstanding August 26, 2000	10,767,622	$25.64
Granted	908,566	25.53
Exercised	(2,135,328)	22.12
Canceled	(1,084,683)	27.16

Outstanding August 25, 2001	8,456,177	26.33
Granted	1,134,064	46.88
Exercised	(2,621,247)	25.26
Canceled	(684,435)	29.50

Outstanding August 31, 2002	6,284,559	30.09
Granted	1,475,922	71.55
Exercised	(1,763,940)	27.79
Canceled	(714,840)	32.00

Outstanding August 30, 2003	5,281,701	$42.14

     The following table summarizes information about stock options outstanding at August 30, 2003:

	Options Outstanding			Options Exercisable

			Weighted
			Average
		Weighted	Remaining		Weighted
		Average	Contractual		Average
Range of Exercise	Number	Exercise	Life	Number	Exercise
Prices	Outstanding	Price	(in years)	Exercisable	Price

$ 4.86 - $25.13	1,171,656	$23.24	5.05	548,256	$22.63
$25.25 - $28.19	1,084,053	26.68	5.90	425,470	26.63
$28.38 - $43.90	1,454,536	37.86	6.60	446,739	34.59
$45.53 - $69.71	132,614	63.00	8.35	36,575	59.73
$71.12 - $90.50	1,438,842	71.57	9.04	1,875	73.20

$ 4.86 - $90.50	5,281,701	$42.14	6.82	1,458,915	$28.46

     Options to purchase 1.5 million shares at August 30, 2003, 2.1 million shares at August 31, 2002, and 2.9 million shares at August 25, 2001, were exercisable. Shares reserved for future grants were 3.9 million at August 30, 2003.

     The Company also has an employee stock purchase plan, qualified under Section 423 of the Internal Revenue Code, under which all eligible employees may purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the plan, 0.1 million shares were sold in fiscal 2003, 0.1 million shares were sold in fiscal 2002 and 0.2 million shares were sold in fiscal 2001. The Company repurchased, at fair value, 0.1 million shares in fiscal 2003, 0.3 million shares in fiscal 2002 and 0.2 million shares in fiscal 2001 from employees electing to sell their stock. At August 30, 2003, 0.6 million shares of common stock were reserved for future issuance under this plan.

     The Amended and Restated Executive Stock Purchase Plan permits senior Company executives to purchase common stock up to 25 percent of their annual salary and bonus after the limits under the employee stock purchase plan have been exceeded. The Company has reserved 0.3 million shares for issuance under the plan. During fiscal 2003, purchases under this plan were approximately 18,500 shares.

     Under the AutoZone, Inc. 2003 Director Compensation Plan, a non-employee director may receive no more than one-half of the annual and meeting fees immediately in cash, and the remainder of the fees must be taken in common stock or may be deferred in units with value equivalent to the value of shares of common stock as of the grant date (also known as “stock appreciation rights”).

     Under the AutoZone, Inc. 2003 Director Stock Option Plan, on January 1 of each year, each non-employee director receives an option to purchase 1,500 shares of common stock, and each non-employee director that owns common stock worth at least five times the annual fee paid to each non-employee director on an annual basis will receive an additional option to purchase 1,500 shares of common stock. In addition, each new director receives an option to purchase 3,000 shares upon election to the Board of Directors, plus a portion of the annual directors’ option grant prorated for the portion of the year actually served in office. These stock option grants are made at the fair market value as of the grant date.

Note J – Pension and Savings Plans

     Prior to January 1, 2003, substantially all full-time employees were covered by a defined benefit pension plan. The benefits under the plan were based on years of service and the employee’s highest consecutive five-year average compensation. On January 1, 2003, the plan was frozen. Accordingly, pension plan participants will earn no new benefits under the plan formula and no new participants will join the pension plan.

     On January 1, 2003, the Company’s supplemental defined benefit pension plan for certain highly compensated employees was also frozen. Accordingly, plan participants will earn no new benefits under the plan formula and no new participants will join the pension plan.

     The Company makes annual contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The following table sets forth the plans’ funded status and amounts recognized in the Company’s financial statements:

	August 30,	August 31,
(in thousands)	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$117,005	$91,993
Service cost	4,823	13,500
Interest cost	6,214	6,861
Actuarial losses	39,518	5,802
Plan amendments	(29,813)	—
Benefits paid	(1,670)	(1,151)

Benefit obligation at end of year	136,077	117,005
Change in plan assets:
Fair value of plan assets at beginning of year	83,306	73,735
Loss on plan assets	(603)	(2,242)
Company contributions	6,293	12,964
Benefits paid	(1,670)	(1,151)
Administrative expenses	(589)	—

Fair value of plan assets at end of year	86,737	83,306
Reconciliation of funded status:
Underfunded status of the plans	(49,340)	(33,699)
Unrecognized net actuarial losses	49,622	31,360
Unamortized prior service cost	(1,811)	(1,738)

Accrued benefit cost	$(1,529)	$(4,077)

Recognized defined benefit pension liability:
Accrued benefit liability	$(49,340)	$(4,091)
Intangible asset	—	14
Accumulated other comprehensive income	47,811	—

Net liability recognized	$(1,529)	$(4,077)

	Year Ended

	August 30,	August 31,	August 25,
(in thousands)	2003	2002	2001

Components of net periodic benefit cost:
Service cost	$4,823	$13,500	$10,339
Interest cost	6,214	6,861	5,330
Expected return on plan assets	(6,609)	(6,255)	(6,555)
Amortization of prior service cost	(575)	(568)	(518)
Recognized net actuarial losses	—	1,030	—
Curtailment gain	(107)	—	—

Net periodic benefit cost	$3,746	$14,568	$8,596

     The actuarial present value of the projected benefit obligation was determined using weighted average discount rates of 6.0% at August 30, 2003, 7.25% at August 31, 2002, and 7.5% at August 25, 2001. In fiscal years 2003, 2002 and 2001, the assumed increases in future compensation levels were generally age weighted rates from 5-10% after the first two years of service using 15% for year one and 12% for year two. The expected long-term rate of return on plan assets was 8.0% at August 30, 2003, and August 31, 2002, and 9.5% at August 25, 2001. Prior service cost is amortized over the estimated average remaining service lives of the plan participants and the unrecognized actuarial loss is amortized over the remaining service period of 8.23 years at August 30, 2003.

     On January 1, 2003, the Company introduced an enhanced defined contribution plan (“401(k) plan”) pursuant to Section 401(k) of the Internal Revenue Code that replaced the previous 401(k) plan. The 401(k) plan covers substantially all employees that meet the plan’s service requirements. The new plan features include increased Company matching contributions, immediate 100% vesting of Company contributions and an increased savings option to 25% of qualified earnings. The Company makes matching contributions, per pay period, up to a specified percentage of employees’ contributions as approved by the Board of Directors. The Company made matching contributions to employee accounts in connection with the 401(k) plan of $4.5 million in fiscal 2003 and $1.4 million in fiscal years 2002 and 2001.

Note K – Leases

     Some of the Company’s retail stores, distribution centers and equipment are leased. Most of these leases include renewal options and some include options to purchase and provisions for percentage rent based on sales.

     Rental expense was $110.7 million in fiscal 2003, $99.0 million in fiscal 2002 and $100.4 million for fiscal 2001. Percentage rentals were insignificant.

     Minimum annual rental commitments under non-cancelable operating leases were as follows at the end of fiscal 2003 (in thousands):

Fiscal Year	Amount

2004	$118,269
2005	105,210
2006	92,101
2007	74,303
2008	55,143
Thereafter	226,077

Total minimum payments required	671,103
Less: Sublease rentals	(37,762)

$633,341

     In connection with the Company’s December 2001 sale of the TruckPro business, the Company subleased some properties to the purchaser for an initial term of not less than 20 years. The Company’s remaining aggregate rental obligation at August 30, 2003 of $31.6 million is entirely offset by the sublease rental agreement.

Note L – Restructuring and Impairment Charges

     In fiscal 2001, the Company recorded restructuring and impairment charges of $156.8 million. The planned closure of 51 domestic auto parts stores and the disposal of real estate projects in process and excess properties accounted for the largest portion, or $56.1 million, of the charge. In fiscal 2002, these stores were closed, and sales of certain excess properties resulted in gains of approximately $2.6 million. During fiscal 2002, all remaining excess properties were reevaluated. At that time, it was determined that several properties could be developed. This resulted in the reversal of accrued lease obligations totaling $6.4 million. It was also determined that additional writedowns were needed to state remaining excess properties at fair value. These writedowns totaled $9.0 million. During fiscal 2003, AutoZone recognized $4.6 million of gains as a result of the disposition of properties associated with the restructuring and impairment charges in fiscal 2001.

     Another portion of the charge, $32.0 million, related to other asset writedowns and the accrual of lease obligations associated with the closure of a supply depot and for the unoccupied ALLDATA office building. During fiscal 2002, the ALLDATA office building was sold to a third party. The reserve previously established was adequate to cover the loss incurred on the sale.

     The Company also reserved $30.1 million for inventory rationalization, including a provision for inventory losses in closed stores. All of the scheduled recalls and disposals of inventory took place during fiscal 2002 and the reserve was adequate to cover all losses incurred.

     The Company recorded asset writedowns and contractual obligations aggregating $29.9 million related to the planned sale of TruckPro, its heavy-duty truck parts subsidiary. In December 2001, TruckPro was sold to a group of investors for cash proceeds of $25.7 million and a promissory note. The Company had deferred a gain of $3.6 million related to the sale due to uncertainties associated with the realization of the gain. During fiscal 2003, the note (with a face value of $4.5 million) was repaid to the Company and certain liabilities were settled. As a result, a total gain of $4.7 million was recognized into income during fiscal 2003.

     The remainder of the restructuring and impairment charges, $8.7 million, was related to contractual obligations, severance and other charges. The cash outlays associated with these charges were made during fiscal 2002.

     Total remaining accrued obligations for restructuring charges were $12.5 million at August 30, 2003. The following table presents a summary of the activity in accrued obligations for the restructuring charges:

		Contract
	Lease	Settlements/	Severance
(in thousands)	Obligations	Terminations	& Other

Balance at August 25, 2001 (1)	$29,576	$6,713	$2,715
Cash outlays/adjustments	11,436	6,713	2,715

Balance at August 31, 2002	18,140	—	—
Cash outlays/adjustments	5,664	—	—

Balance at August 30, 2003	$12,476	$—	$—

(1)	Balance at August 25, 2001, represents the original provisions recorded in fiscal 2001.

     No other significant gains or charges are anticipated under the fiscal 2001 restructuring plan.

Note M – Commitments and Contingencies

     Construction commitments, primarily for new stores, totaled approximately $16.8 million at August 30, 2003.

     AutoZone, Inc., was one of multiple defendants in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc., et al.” filed in the U.S. District Court for the Eastern District of New York in February 2000. The case was brought by approximately 225 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers. The plaintiffs claimed that the defendants knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers’ profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. Plaintiffs sought unspecified damages (prior to statutory trebling), ranging from several million dollars to $35 million for each plaintiff, and a permanent injunction prohibiting defendants from committing further violations of the Robinson-Patman Act and from opening any further stores to compete with plaintiffs as long as defendants continue to violate the Act. The claims of 22 of the original plaintiffs were tried to a jury verdict in favor of AutoZone in January 2003. On February 26, 2003, the plaintiffs, involved in the trial, filed a notice to appeal. The U.S. Circuit Court of Appeals for the Second Circuit will hear oral argument on the appeal on November 5, 2003. On July 22, 2003, approximately 200 plaintiffs in the original lawsuit, whose cases had been dismissed without prejudice and with leave to reinstate their claims, filed a notice to be reactivated as parties in the lawsuit and for their claims against the defendants to be reinstated. While the outcome of this matter cannot be predicted, AutoZone intends to vigorously defend against it.

     The Company currently, and from time to time, is involved in various other legal proceedings incidental to the conduct of its business. Although the amount of liability that may result from these proceedings cannot be ascertained, the Company does not currently believe that, in the aggregate, these other matters will result in liabilities material to the Company’s financial condition, results of operations or cash flows.

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

Note N – Segment Reporting

     The Company manages its business on the basis of one reportable segment. See Note A for a brief description of the Company’s business. As of August 30, 2003, the majority of the Company’s operations were located within the United States. Other operations include ALLDATA and the Mexico locations, each of which comprises less than 3 percent of consolidated net sales, net income and total assets. The following data is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Year Ended

	August 30,	August 31,	August 25,
(in thousands)	2003	2002	2001

Primary business focus:
U.S. Retail	$4,638,361	$4,621,234	$4,134,326
AZ Commercial	670,010	531,776	443,533
Other	148,752	172,500	240,326

Net sales	$5,457,123	$5,325,510	$4,818,185

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     As of August 30, 2003, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, AutoZone’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of August 30, 2003. No significant changes in AutoZone’s internal controls or in other factors have occurred that could significantly affect controls subsequent to August 30, 2003.

PART III

Item 10. Directors and Officers of the Registrant

     The information required by this item is incorporated by reference to Part I of this document and to the definitive Proxy Statement to be filed within 120 days of August 30, 2003, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 11, 2003.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference to the definitive Proxy Statement to be filed within 120 days of August 30, 2003, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 11, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the definitive Proxy Statement to be filed within 120 days of August 30, 2003, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 11, 2003.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to the definitive Proxy Statement to be filed within 120 days of August 30, 2003, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 11, 2003.

Item 14. Principal Accountant Fees and Services

     The information required by this item is incorporated by reference to the definitive Proxy Statement to be filed within 120 days of August 30, 2003, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held December 11, 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a)	1. Financial Statements

               The following financial statements for the fiscal year ended August 30, 2003, are incorporated herein by reference to Item 8:

Report of Independent Auditors
Consolidated Statements of Income for the fiscal years ended August 30, 2003, August 31, 2002, and August 25, 2001
Consolidated Balance Sheets as of August 30, 2003, and August 31, 2002
Consolidated Statements of Cash Flows for the fiscal years ended August 30, 2003, August 31, 2002, and August 25, 2001
Consolidated Statements of Stockholders’ Equity for the fiscal years ended August 30, 2003, August 31, 2002, and August 25, 2001
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Report of Independent Auditors	page 74
Schedule II – Valuation and Qualifying Accounts	page 75

               All other schedules are omitted because the information is not required or because the information required is included in the financial statements or notes thereto.

3. Exhibits

               The Exhibit Index on pages following Schedule II is incorporated herein by reference.

(b)	Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated May 27, 2003, that contained financial results for the quarter ended May 10, 2003.

The Company filed a Current Report on Form 8-K dated May 29, 3003, related to an offering of $200,000,000 aggregate principal amount of its 4.375% Senior Notes due 2013.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOZONE, INC.

By:	/s/ Steve Odland

Steve Odland Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Dated: October 29, 2003

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Steve Odland Steve Odland	Chairman, President, Chief Executive Officer, & Director (Principal Executive Officer)	October 29, 2003

/s/ Michael Archbold Michael Archbold	Senior Vice President & Chief Financial Officer (Principal Financial Officer)	October 29, 2003

/s/ Charlie Pleas, III Charlie Pleas, III	Vice President & Controller (Principal Accounting Officer)	October 29, 2003

/s/ Charles M. Elson Charles M. Elson	Director	October 29, 2003

/s/ Marsha J. Evans Marsha J. Evans	Director	October 29, 2003

/s/ Earl G. Graves, Jr. Earl G. Graves, Jr.	Director	October 29, 2003

/s/ N. Gerry House N. Gerry House	Director	October 29, 2003

SIGNATURE	TITLE	DATE

/s/ J.R. Hyde, III J.R. Hyde, III	Director	October 29, 2003

/s/ James F. Keegan James F. Keegan	Director	October 29, 2003

/s/ Edward S. Lampert Edward S. Lampert	Director	October 29, 2003

/s/ W. Andrew McKenna W. Andrew McKenna	Director	October 29, 2003

/s/ James J. Postl James J. Postl	Director	October 29, 2003

Report of Independent Auditors

Stockholders
AutoZone, Inc.

     We have audited the consolidated financial statements of AutoZone, Inc. as of August 30, 2003 and August 31, 2002, and for each of the three years in the period ended August 30, 2003, and have issued our report thereon dated September 22, 2003 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP

Memphis, Tennessee
September 22, 2003

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
AUTOZONE, INC.
(In thousands)

COL. A	COL. B	COL. C		COL. D		COL. E

		Additions

	Balance at	Charged (Credited)	Charged to Other			Balance at
	Beginning of	to Costs	Accounts –	Deductions -		End of
Description	Period	And Expenses	Describe (1)	Describe		Period

YEAR ENDED AUGUST 30, 2003:
Reserves and allowances:
Reserves for accrued sales and warranty returns	$82,035	$(25,522)	$116,808	$94,839	(2)	$78,482
Closed store reserves	52,472	1,000	—	26,634	(3)	26,838 (4)
YEAR ENDED AUGUST 31, 2002:
Reserves and allowances:
Reserves for accrued sales and warranty returns	63,467	2,978	109,498	93,908	(2)	82,035
Closed store reserves	66,258	1,000	—	14,786	(3)	52,472 (4)
YEAR ENDED AUGUST 25, 2001:
Reserves and allowances:
Reserves for accrued sales and warranty returns	50,014	2,568	98,750	87,865	(2)	63,467
Closed store reserves	52,462	46,532	—	32,736	(3)	66,258 (4)

(1)	Amounts represent warranty allowances received from vendors.

(2)	Cost for product warranty replacement, net of salvage.

(3)	Amounts include payments for rent and common area maintenance (CAM) charges.

(4)	Amount includes items classified in other long term liabilities.

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Third Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

4.1	Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 17, 1998.

4.2	Letter Agreement dated October 10, 2000 between AutoZone, Inc., and ESL Investments, Inc., dated October 10, 2000. Incorporated by reference to Exhibit 10.2 to Form 8-K dated October 10, 2000.

4.3	Third Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to the Form 10-Q for the quarter ended February 15, 2003.

4.4	Indenture dated as of August 8, 2003, between AutoZone, Inc. and Bank One Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to the Form S-3 (No. 333-107828) filed August 11, 2003.

*10.1	Fourth Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 4, 2002.

*10.2	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended August 26, 2000.

*10.3	Third Amended and Restated 1996 Stock Option Plan.

*10.4	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 23, 2002.

*10.5	Form of Non-qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 23, 2002.

*10.6	AutoZone, Inc. Amended and Restated 2000 Executive Incentive Compensation Plan.

*10.7	AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended February 12, 2000.

*10.8	Form of Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1999.

*10.9	Form of Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 22, 1999.

*10.10	Employment and Non-Compete Agreement between Steve Odland and AutoZone, Inc., dated January 29, 2001. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended February 10, 2001.

10.11	Amended and Restated Credit Agreement dated as of May 21, 2002, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Fleet National Bank, as Administrative Agent and JPMorgan Chase Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.4 of the Form 8-K dated October 1, 2002.

10.12	Amendment No. 1, Consent and Waiver dated as of May 19, 2003, to Amended and Restated Credit Agreement dated as of May 21, 2002, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Fleet National Bank, as Administrative Agent and as Syndication Agent.

10.13	Five-Year Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Bank of America, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 6, 2000.

10.14	Amendment No. 1 dated May 23, 2001, to Five-Year Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Bank of America, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.20 to the Form 10-K for the fiscal year ended August 25, 2001.

10.15	Amendment No. 2 dated August 9, 2002, to Five-Year Credit Agreement dated as of May 23, 2000, (as amended by the certain Amendment No. 1 to Five-Year Credit Agreement dated May 23, 2001) among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Bank of America, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.3 to the Form 8-K dated October 1, 2001.

2

*10.16	Form of Employment and Non-Compete Agreement between AutoZone, Inc., and various officers. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 18, 2000.

*10.17	AutoZone, Inc., Amended and Restated Executive Stock Purchase Plan. Incorporated by reference to Exhibit 10.20 to the Form 10-K for the fiscal year ended August 31, 2002.

*10.18	AutoZone, Inc. 2003 Director Stock Option Plan. Incorporated by reference to Appendix C to the definitive proxy statement dated November 1, 2002, for the annual meeting of stockholders held December 12, 2002.

*10.19	AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Appendix D to the definitive proxy statement dated November 1, 2002, for the annual meeting of stockholders held December 12, 2002.

*10.20	Amended and Restated AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to the Form 10-Q for the quarter ended February 15, 2003.

12.1	Statement re Computation of Ratio of Earnings to Fixed Charges

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

4