Form 10-Q
period 2003-11-22
AUTOZONE INC
filed 2003-12-23
CIK 866787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 22, 2003, or

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

      Common Stock, $.01 Par Value – 87,264,463 shares outstanding as of December 19, 2003.

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
EXHIBIT INDEX
EX-10.1 EMPLOYMENT AGREEMENT STEVE ODLAND
EX-12.1 RATIO OF EARNINGS TO FIXED CHARGES
EX-15.1 LETTER REGARDING FINANCIAL STATEMENTS
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands)

	November 22,	August 30,
	2003	2003

ASSETS
Current assets
Cash and cash equivalents	$6,664	$6,742
Accounts receivable, net	64,962	43,746
Merchandise inventories, net	1,519,573	1,511,316
Prepaid expenses	34,201	19,194
Deferred income taxes	6,985	3,996

Total current assets	1,632,385	1,584,994
Property and equipment
Property and equipment	2,600,207	2,573,160
Less: Accumulated depreciation and amortization	880,821	857,407

	1,719,386	1,715,753
Other assets
Cost in excess of net assets acquired	294,348	294,348
Deferred income taxes	53,853	25,543
Other assets	20,303	59,828

	368,504	379,719

	$3,720,275	$3,680,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,346,909	$1,321,905
Accrued expenses	282,741	313,683
Income taxes payable	80,469	39,978

Total current liabilities	1,710,119	1,675,566
Long term debt	1,453,345	1,546,845
Other liabilities	83,540	84,297
Stockholders’ equity	473,271	373,758

	$3,720,275	$3,680,466

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(in thousands, except per share amounts)

	Twelve Weeks Ended

	November 22,	November 23,
	2003	2002

Net sales	$1,282,040	$1,218,635
Cost of sales, including warehouse and delivery expenses	668,950	669,245
Operating, selling, general and administrative expenses	397,985	361,064

Operating profit	215,105	188,326
Interest expense – net	20,260	19,105

Income before income taxes	194,845	169,221
Income taxes	73,100	64,310

Net income	$121,745	$104,911

Weighted average shares for basic earnings per share	88,741	98,808
Effect of dilutive stock equivalents	1,681	2,398

Adjusted weighted average shares for diluted earnings per share	90,422	101,206

Basic earnings per share	$1.37	$1.06

Diluted earnings per share	$1.35	$1.04

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Twelve Weeks Ended

	November 22,	November 23,
	2003	2002

Cash flows from operating activities:
Net income	$121,745	$104,911
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,950	25,593
Increase in accounts receivable, net	(21,216)	(5,117)
Net increase in merchandise inventories	(8,257)	(109,115)
Net change in current liabilities	34,553	(48,448)
Income tax benefit from exercise of options	14,988	18,291
Other, net	(36,093)	(22,011)

Net cash provided by (used in) operating activities	129,670	(35,896)
Cash flows from investing activities:
Capital expenditures	(29,356)	(30,465)
Proceeds from disposal of capital assets	338	3,631

Net cash used in investing activities	(29,018)	(26,834)
Cash flows from financing activities:
Proceeds from issuance of senior notes	500,000	300,000
Repayment of debt	(593,500)	(181,425)
Net proceeds from sale of common stock	19,196	21,886
Purchase of treasury stock	(60,445)	(78,523)
Settlement of interest rate hedge instruments	32,166	—
Other	1,853	824

Net cash (used in) provided by financing activities	(100,730)	62,762

Net change in cash and cash equivalents	(78)	32
Cash and cash equivalents at beginning of period	6,742	6,498

Cash and cash equivalents at end of period	$6,664	$6,530

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A-Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the twelve weeks ended November 22, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2004. For further information, refer to the consolidated financial statements and footnotes included in the annual report on Form 10-K for the year ended August 30, 2003 for AutoZone, Inc. (the “Company”).

Note B-New Accounting Standards

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity’s expected losses or residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called variable interest entities. FIN 46 applied immediately to variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied at the end of periods ending after December 15, 2003. The Company is currently evaluating the impact of FIN 46 and does not expect its adoption to have a significant impact on its Consolidated Financial Statements.

Note C-Stock-Based Compensation

      The Company has granted options to purchase common stock to some of its employees and directors under various plans, as described more fully in the Company’s annual report on Form 10-K for the fiscal year ended August 30, 2003. The Company accounts for those plans using the intrinsic-value-based recognition method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income, as options are granted under those plans at an exercise price equal to the market value of the underlying common stock on the date of grant. Statement of Financial Accounting Standards

(“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net income and earnings per share had the Company applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation:

	Twelve Weeks Ended

	November 22,	November 23,
(in thousands, except per share amounts)	2003	2002

Net income, as reported	$121,745	$104,911
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,244)	(3,591)

Pro forma net income	$117,501	$101,320

Earnings per share
Basic – as reported	$1.37	$1.06

Basic – pro forma	$1.32	$1.03

Diluted – as reported	$1.35	$1.04

Diluted – pro forma	$1.30	$1.00

Note D-Inventories

      Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. A valuation of inventory under the LIFO method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations and resulting adjustments must necessarily be based on management’s estimates of expected year end inventory levels and costs. Due to price deflation on the Company’s merchandise purchases, the Company’s inventory balances are effectively maintained under the first-in, first out method as the Company’s policy is not to write up inventory for favorable LIFO adjustments, resulting in cost of sales being reflected at the higher amount. At August 30, 2003, the cumulative balance of this unrecorded adjustment is $102 million, which will only be reduced upon experiencing price inflation on our merchandise purchases in the future.

Note E-Financing Arrangements

      The Company’s long term debt as of November 22, 2003, and August 30, 2003, consisted of the following:

	November 22,	August 30,
(in thousands)	2003	2003

5.875% Senior Notes due October 2012, effective interest rate of 6.33%	$300,000	$300,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	—
4.75% Senior Notes due November 2010, effective interest rate of 4.17%	200,000	—
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.5% Senior Notes due July 2008	190,000	190,000
7.99% Senior Notes due April 2006	150,000	150,000
6% Senior Notes due November 2003	—	150,000
Bank term loan due November 2004, interest rate of 2.26% at August 30, 2003	—	250,000
Commercial paper, weighted average interest rate of 1.1% at November 22, 2003, and 1.2% at August 30, 2003	74,500	268,000
Other	38,845	38,845

	$1,453,345	$1,546,845

      The Company maintains $950 million of revolving credit facilities with a group of banks. Of the $950 million, $300 million expires in May 2004. The remaining $650 million expires in May 2005. The portion expiring in May 2004 includes a renewal feature as well as an option to extend the maturity date of the then-outstanding debt by one year. The credit facilities exist primarily to support commercial paper borrowings and other short term unsecured bank loans. The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending bank’s base rate (as defined in the agreement) or a competitive bid rate at the Company’s option.

      The Company agreed to observe certain covenants under the terms of its credit agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage. As of November 22, 2003, the Company was in compliance with all covenants. Commercial paper borrowings are classified as long term, as the Company has the ability and intent to refinance them on a long term basis.

      During November 2003, the Company issued $300 million of 5.5% senior notes due November 2015 and $200 million of 4.75% senior notes due November 2010. Interest under both notes is payable in May and November of each year. Proceeds were used to repay a $250 million bank term loan, $150 million in 6% senior notes and to reduce commercial paper borrowings. Also during the quarter, the Company settled all open interest rate hedge instruments, including interest rate swap contracts, treasury lock agreements and forward starting interest rate swaps.

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

      All of the repayment obligations under its bank lines of credit may be accelerated and come due prior to the scheduled payment date if AutoZone experiences a change in control (as defined in the agreements) of AutoZone or its Board of Directors or if covenants are breached. The Company expects to remain in compliance with all covenants.

Note F-Stock Repurchase Program

      As of November 22, 2003, the Board of Directors had authorized the Company to repurchase up to $3.3 billion of common stock in the open market. From January 1998 to November 22, 2003, the Company has repurchased a total of 72.7 million shares at an aggregate cost of $2.9 billion. During the twelve week period ended November 22, 2003, the Company repurchased 644,000 shares of its common stock at an aggregate cost of $60.4 million.

Note G-Comprehensive Income

      Comprehensive income includes foreign currency translation adjustments and changes in the fair value of certain derivative financial instruments that qualify for cash flow hedge accounting. Comprehensive income for all periods presented is as follows:

	Twelve Weeks Ended

	November 22,	November 23,
(in thousands)	2003	2002

Reported net earnings	$121,745	$104,911
Foreign currency translation adjustment	(1,060)	558
Net impact from derivative instruments	5,089	(2,675)

Comprehensive income	$125,774	$102,794

Note H-Product Warranties

      The Company or the vendors supplying the products provide the customers limited warranties on certain products that range from 30 days to lifetime warranties. In most cases, the Company’s vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations, which are recorded as a component of accrued expenses in the accompanying condensed consolidated balance sheets, at the time of sale based on each product’s historical return rate. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the liability as necessary resulting in income or expense recognition. Changes in the Company’s warranty liability during the periods were as follows:

	Twelve Weeks Ended

	November 22,	November 23,
(in thousands)	2003	2002

Balance at beginning of period	$78,482	$82,035
Allowances received from vendors	26,064	27,223
Charge (credit) to earnings	(16,000)	1,000
Claim settlements	(23,556)	(23,864)

Balance at end of period	$64,990	$86,394

Note I- Vendor Allowances

      Certain vendor allowances are used exclusively for promotions and to partially or fully offset certain other direct expenses. Such vendor funding arrangements entered into on or before December 31, 2002, were recognized as a reduction to selling, general and administrative expenses when earned. However, for such vendor funding arrangements entered into or modified after December 31, 2002, the Company applied the new guidance pursuant to the Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”). Accordingly, all vendor funds are recognized as a reduction to cost of sales as the inventories are sold. As a result of the adoption of EITF 02-16, cost of sales for the twelve week period ended November 22, 2003 included $21.6 million in vendor allowances that prior to the accounting change would have been recorded as a reduction to selling, general, and administrative expenses.

Note J- Legal Proceedings

      The Company was one of multiple defendants in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc., et al.” filed in the U.S. District Court for the Eastern District of New York in February 2000. The case was brought by approximately 225 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers. The plaintiffs claimed that the defendants knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers’ profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. Plaintiffs sought unspecified damages (prior to statutory trebling), ranging from several million dollars to $35 million for each plaintiff, and a permanent injunction prohibiting defendants from committing further violations of the Robinson-Patman Act and from opening any further stores to compete with plaintiffs as long as defendants continue to violate the Act. The claims of 22 of the original plaintiffs were tried to a jury verdict in favor of the Company in January 2003. On February 26, 2003, the plaintiffs involved in the trial filed a notice to appeal. The U.S. Circuit Court of Appeals for the Second Circuit heard oral argument on the appeal on November 5, 2003. On November 17, 2003, the appeals court upheld the jury’s trial decision in favor of the Company.

      On July 22, 2003, approximately 200 plaintiffs in the original lawsuit, whose cases had been dismissed without prejudice and with leave to reinstate their claims, filed a notice to be reactivated as parties in the lawsuit and for their claims against the defendants to be reinstated. On September 19, 2003, the previously dismissed plaintiffs filed a “Motion for a Preliminary Injunction (and Related Temporary Restraining Order) Against the AutoZone Defendants as to Payment On Scan Transactions with the Auto Parts Manufacturers.” The Company is currently unable to determine the merits of the motion or the claims of the plaintiffs. However, the Company intends to vigorously defend against the motion and all remaining allegations under the lawsuit.

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

Independent Accountants’ Review Report

Stockholders
AutoZone, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. as of November 22, 2003, and the related condensed consolidated statements of income and cash flows for the twelve week periods ended November 22, 2003 and November 23, 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of AutoZone, Inc. as of August 30, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and, in our report dated September 22, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 30, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Memphis, Tennessee
December 8, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      At November 22, 2003, we operated 3,259 domestic auto parts stores and 50 in Mexico, compared with 3,098 domestic stores and 40 in Mexico at November 23, 2002. During the twelve week period ended November 22, 2003, we opened 40 new stores and replaced 1 store in the U.S. and opened 1 new store in Mexico. We also sell the ALLDATA brand diagnostic and repair software. On the web, we sell diagnostic and repair information and auto and light truck parts through www.autozone.com.

      Net sales for the twelve weeks ended November 22, 2003, increased $63.4 million to $1.3 billion, or 5.2%, over net sales of $1.2 billion for the comparable period of fiscal 2003. Comparable store sales, or sales for domestic stores opened at least one year, contributed approximately half of this increase, driven by a 1% increase in retail same store sales for domestic stores open at least one year and a 17% increase in commercial same store sales. New stores for the twelve weeks ended November 22, 2003, contributed 2.4 percentage points of the increase and ALLDATA and Mexico sales contributed the balance.

      Gross profit for the twelve weeks ended November 22, 2003, was $613.1 million, or 47.8% of net sales, compared with $549.4 million, or 45.1% of net sales, during the comparable period for fiscal 2003. Of the 2.7 percentage point gross profit margin improvement over the prior year period, 1.7 percentage points were driven by the change in classification of vendor fundings from operating, selling, general and administrative expenses to cost of sales in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received From a Vendor” (“EITF 02-16”). We implemented EITF 02-16 during the quarter ended May 10, 2003. Prior periods are not reclassified for comparability to the current presentation. The remaining 1.0 percentage point of improvement in gross profit margin was primarily attributable to our continued efforts to minimize our warranty exposure through renegotiating with our vendors, supply chain initiatives, tailoring merchandise mix, the continued implementation of our Good/Better/Best initiative, cost negotiations with vendors and adjusting prices where appropriate. These vendor renegotiations resulted in a $16.0 million favorable adjustment to warranty expense during the quarter. However, we were exposed to other related offsetting cost increases that resulted in a $14.1 million net pre-tax impact to current quarter earnings related to warranties.

      Operating, selling, general and administrative expenses for the twelve weeks ended November 22, 2003, increased by $36.9 million over such expenses for the comparable period for fiscal 2003, and increased as a percentage of net sales from 29.6% to 31.0%. The 1.4 percentage point increase over the prior year period is due to a 1.7 percentage point increase resulting from the implementation of EITF 02-16, which was partially offset by a 0.3 percentage point improvement in controlling expenses through continued efforts to better leverage store level expenses and through our various ongoing expense saving initiatives.

      Interest expense for the twelve weeks ended November 22, 2003, was $20.3 million compared with $19.1 million during the comparable period in prior year. The increase in interest expense was due to higher average borrowing levels over the comparable prior year period.

      Average borrowings for the twelve weeks ended November 22, 2003, were $1.62 billion, compared with $1.35 billion for the same period of fiscal 2003. Weighted average borrowing rates increased to 5.4% at November 22, 2003, compared with 4.5% for the comparable prior year period. This increase in our weighted average interest rate reflects our issuance of $500 million of long-term debt during the twelve weeks ended November 22, 2003 and $500 million of debt issued during the prior fiscal year. Over the past year, we have increased our average long-term debt duration from 4.1 years to 7.5 years.

      Our effective income tax rate was 37.5% of pretax income for the twelve weeks ended November 22, 2003, and 38.0% for the twelve weeks ended November 23, 2002.

      Net income for the twelve week period ended November 22, 2003 increased by 16.0% to $121.7 million, and diluted earnings per share increased by 29.8% to $1.35 from $1.04 in the comparable prior year period. The impact on current quarter diluted earnings per share of the stock repurchases since the end of the comparable prior year period was an increase of $0.15.

Liquidity and Capital Resources

      For the twelve weeks ended November 22, 2003, our net cash flows from operating activities provided $129.7 million as compared to a use of $35.9 million during the comparable prior year period. This improvement over the comparable prior year period is due primarily to reduced merchandise inventory purchases, changes in working capital requirements and the increase in net income.

      Additionally, our net cash flows from investing activities used $29.0 million as compared with $26.8 million used in the comparable prior year period. Capital expenditures for the twelve weeks ended November 22, 2003, were $29.4 million compared to $30.5 million for the comparable prior year period. During the quarter, we opened 40 net new domestic stores, including one store that replaced an existing store, and opened one new store in Mexico. In the comparable period of the prior fiscal year, we opened 30 net new domestic stores. We expect to open approximately 195 new domestic stores during this fiscal year.

      Our net cash flows from financing activities for the twelve weeks ended November 22, 2003, used $100.7 million as compared to providing $62.8 million in the comparable prior year period. The current period reflects $500.0 million in proceeds from the issuance of senior notes, offset by debt payments of $593.5 million, as compared to $300.0 million in proceeds from the issuance of senior notes, offset by debt payments of $181.4 million in the prior year comparable period. Stock repurchases were $60.4 million in the current period as compared with $78.5 million in stock repurchases in the comparable prior year period. The settlement of interest rate hedge instruments provided $32.2 million during the current period, with no such activity in the comparable prior year period. For the twelve weeks ended November 22, 2003, exercises of stock options provided $34.2 million, including $15.0 million in related tax benefits that are reflected in cash flows from operating activities. In the comparable prior year period, exercises of stock options provided $40.2 million, including $18.3 million in related tax benefits. At

November 22, 2003, options to purchase 1.8 million shares were exercisable at a weighted average exercise price of $36.

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

      At November 22, 2003, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB+ and a commercial paper rating of A-2. Moody’s Investors Service had assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. As of November 22, 2003, Moody’s and Standard & Poor’s had AutoZone listed as having a “negative” and “stable” outlook, respectively. If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense will increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.

      We maintain $950 million of revolving credit facilities with a group of banks. Of the $950 million, $300 million expires in May 2004. The remaining $650 million expires in May 2005. The portion expiring in May 2004 includes a renewal feature as well as an option to extend the maturity date of the then-outstanding debt by one year. The credit facilities exist primarily to support commercial paper borrowings and other short term unsecured bank loans. The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending bank’s base rate (as defined in the agreement) or a competitive bid rate at our option.

      We have agreed to observe certain covenants under the terms of our credit agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage. As of November 22, 2003, we are in compliance with all covenants. Commercial paper borrowings are classified as long term, as we have the ability and intent to refinance them on a long term basis.

      During November 2003, we issued $300 million of 5.5% senior notes due November 2015 and $200 million of 4.75% senior notes due November 2010. Interest under both notes is payable in May and November of each year. Proceeds were used to repay $250 million in a bank term loan, $150 million in 6% senior notes and to reduce commercial paper borrowings. Also during the quarter we settled all open interest rate hedge instruments, including interest rate swap contracts, treasury lock agreements and forward starting interest rate swaps.

      All of the repayment obligations under our bank lines of credit may be accelerated and come due prior to the scheduled payment date if AutoZone experiences a change in control (as defined in the agreements) of AutoZone or its Board of Directors or if covenants are breached. We expect to remain in compliance with all covenants.

      As of November 22, 2003, the Board of Directors had authorized us to repurchase up to $3.3 billion of common stock in the open market. From January 1998 to November 22, 2003, we repurchased a total of 72.7 million shares at an aggregate cost of $2.9 billion. During the twelve week period ended November 22, 2003, we repurchased 644,000 shares of its common stock at an aggregate cost of $60.4 million.

Off-Balance Sheet Arrangements

      In conjunction with our commercial sales program, we offer credit to some of our commercial customers. The receivables related to the credit program are sold to a third party at a discount for cash with limited recourse. AutoZone has established a reserve for this recourse. At November 22, 2003, the receivables facility had an outstanding balance of $40.6 million and the balance of the recourse reserve was $4.9 million.

      Since fiscal year end, we issued additional and increased existing stand-by letters of credit that are primarily renewed on an annual basis to cover premium and deductible payments to our workers’ compensation carrier and cancelled some surety bonds. Our total standby letters of credit commitment at November 22, 2003, was $77.6 million compared with $52.8 million at August 30, 2003, and our total surety bonds commitment at November 22, 2003, was $8.8 million compared with $8.1 million at August 30, 2003.

Critical Accounting Policies

      For information regarding our critical accounting policies, refer to our annual report on Form 10-K for the fiscal year ended August 30, 2003.

Forward-Looking Statements

      Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These are based on our assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation, competition; product demand; the economy; the ability to hire and retain qualified employees; consumer debt levels; inflation; gasoline prices; war and the prospect of war, including terrorist activity; availability of commercial transportation; and outcome of pending litigation. Forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those contemplated by such forward-looking statements, and such events could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section contained in our Form 10-K for the fiscal year ended August 30, 2003, for more details.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      At November 22, 2003, there had been no material changes since the disclosures in our annual report to our instruments and positions that are sensitive to market risk except for a $443.5 million reduction in variable rate debt, a $350.0 million net increase in fixed rate debt and the settlement of all of our open interest rate hedge instruments, including interest rate swap contracts, treasury lock agreements and forward starting interest rate swaps. We had $113.3 million of variable rate debt outstanding at November 22, 2003, and $556.8 million outstanding at August 30, 2003, both of which exclude the effect of any interest rate swaps designated and effective as cash flow hedges of such variable rate debt. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable impact on AutoZone’s pretax earnings and cash flows of $1.1 million in fiscal 2004 and $5.3 million in fiscal 2003, which includes the effects of any interest rate swaps. The primary interest rate exposure on variable rate debt is based on LIBOR. We had $1.3 billion and $990.0 million, respectively, of fixed rate debt outstanding at November 22, 2003 and August 30, 2003. A one percentage point increase in interest rates would reduce the fair value of AutoZone’s fixed rate debt at November 22, 2003 and August 30, 2003 by $83.3 million and $47.0 million, respectively.

Item 4. Controls and Procedures

      As of November 22, 2003, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, AutoZone’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 22, 2003. No significant changes in AutoZone’s internal controls or in other factors have occurred that could significantly affect controls subsequent to November 22, 2003.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      The Company was one of multiple defendants in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc., et al.” filed in the U.S. District Court for the Eastern District of New York in February 2000. The case was brought by approximately 225 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers. The plaintiffs claimed that the defendants knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers’ profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. Plaintiffs sought unspecified damages (prior to statutory trebling), ranging from several million dollars to $35 million for each plaintiff, and a permanent injunction prohibiting defendants from committing further violations of the Robinson-Patman Act and from opening any further stores to compete with plaintiffs as long as defendants continue to violate the Act. The claims of 22 of the original plaintiffs were tried to a jury verdict in favor of the Company in January 2003. On February 26, 2003, the plaintiffs involved in the trial filed a notice to appeal. The U.S. Circuit Court of Appeals for the Second Circuit heard oral argument on the appeal on November 5, 2003. On November 17, 2003, the appeals court upheld the jury’s trial decision in favor of the Company.

      On July 22, 2003, approximately 200 plaintiffs in the original lawsuit, whose cases had been dismissed without prejudice and with leave to reinstate their claims, filed a notice to be reactivated as parties in the lawsuit and for their claims against the defendants to be reinstated. On September 19, 2003, the previously dismissed plaintiffs filed a “Motion for a Preliminary Injunction (and Related Temporary Restraining Order) Against the AutoZone Defendants as to Payment On Scan Transactions with the Auto Parts Manufacturers.” The Company is currently unable to determine the merits of the motion or the claims of the plaintiffs. However, the Company intends to vigorously defend against the motion and all remaining allegations under the lawsuit.

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

Item 6. Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed as part of this report:

	3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

	3.2	Third Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

	*10.1	Amended and Restated Employment and Non-Compete Agreement between Steve Odland and AutoZone, Inc., dated October 23, 2003.

	12.1	Computation of Ratio of Earnings to Fixed Charges.

	15.1	Letter Regarding Unaudited Interim Financial Statements.

	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Management contract or compensatory plan or arrangement.

(b)	(1)	The Company filed a Form 8-K dated September 22, 2003, furnishing a press release regarding fiscal year 2003 earnings.

	(2)	The Company filed a Form 8-K dated October 30, 2003, furnishing a press release regarding ESL Investments, Inc.’s agreement to sell a portion of its AutoZone holdings.

	(3)	The Company filed a Form 8-K dated October 31, 2003, furnishing the form of underwriting agreement for ESL Investment, Inc.’s sale of 5.6 million AutoZone shares.

(4)	The Company filed a Form 8-K dated November 3, 2003, providing an update to events covered under the underwriting agreement regarding ESL Investment, Inc.’s sale of 5.6 million AutoZone shares.

(5)	The Company filed a Form 8-K dated November 3, 2003, announcing that the Company sold $500 million in senior notes under a Form S-3 that was declared effective on August 22, 2003.

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

AUTOZONE, INC.

By: /s/ MICHAEL ARCHBOLD Michael Archbold Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By: /s/ CHARLIE PLEAS III Charlie Pleas III Vice President, Controller (Principal Accounting Officer)

Dated: December 23, 2003

EXHIBIT INDEX

      The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Third Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

* 10.1	Amended and Restated Employment and Non-Compete Agreement between Steve Odland and AutoZone, Inc., dated October 23, 2003.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.