Form 10-Q
period 2004-02-14
AUTOZONE INC
filed 2004-03-15
CIK 866787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 14, 2004, or

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

(901) 495-6500
(Registrant’s telephone number, including area code)

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

Common Stock, $.01 Par Value – 84,245,308 shares outstanding as of March 12, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	February 14,	August 30,
	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$6,711	$6,742
Accounts receivable, net	77,282	43,746
Merchandise inventories, net	1,487,478	1,511,316
Prepaid expenses	27,087	19,194
Deferred income taxes	1,796	3,996

Total current assets	1,600,354	1,584,994
Property and equipment
Property and equipment	2,600,663	2,573,160
Less: Accumulated depreciation and amortization	865,158	857,407

	1,735,505	1,715,753
Other assets
Cost in excess of net assets acquired	294,348	294,348
Deferred income taxes	50,099	25,543
Other assets	21,410	59,828

	365,857	379,719

	$3,701,716	$3,680,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,216,404	$1,321,905
Accrued expenses	285,716	313,683
Income taxes payable	95,717	39,978

Total current liabilities	1,597,837	1,675,566
Long term debt	1,786,945	1,546,845
Other liabilities	83,057	84,297
Stockholders’ equity	233,877	373,758

	$3,701,716	$3,680,466

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Twelve Weeks Ended		Twenty-four Weeks Ended

	February 14,	February 15,	February 14,	February 15,
	2004	2003	2004	2003

Net sales	$1,159,236	$1,120,696	$2,441,276	$2,339,331
Cost of sales, including warehouse and delivery expenses	594,925	624,697	1,263,875	1,293,942
Operating, selling, general and administrative expenses	395,785	348,501	793,771	709,565

Operating profit	168,526	147,498	383,630	335,824
Interest expense, net	21,922	19,633	42,182	38,738

Income before income taxes	146,604	127,865	341,448	297,086
Income taxes	54,950	48,590	128,050	112,900

Net income	$91,654	$79,275	$213,398	$184,186

Weighted average shares for basic earnings per share	86,618	98,446	87,679	98,627
Effect of dilutive stock equivalents	1,410	1,947	1,540	2,173

Adjusted weighted average shares for diluted earnings per share	88,028	100,393	89,219	100,800

Basic earnings per share	$1.06	$0.81	$2.43	$1.87

Diluted earnings per share	$1.04	$0.79	$2.39	$1.83

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Twenty-four Weeks Ended

	February 14,	February 15,
	2004	2003

Cash flows from operating activities
Net income	$213,398	$184,186
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	48,342	50,836
Amortization of debt origination fees	2,987	2,977
Increase in accounts receivable, net	(33,536)	(5,492)
Decrease (increase) in merchandise inventories, net	23,838	(114,588)
Decrease in current liabilities	(77,729)	(63,774)
Income tax benefit from exercise of options	17,330	19,525
Other, net	(24,612)	(22,501)

Net cash provided by operating activities	170,018	51,169

Cash flows from investing activities
Capital expenditures	(69,478)	(61,832)
Proceeds from disposal of capital assets	1,019	8,292

Net cash used in investing activities	(68,459)	(53,540)

Cash flows from financing activities
Proceeds from issuance of senior notes	500,000	300,000
Repayment of debt	(430,645)	(115,675)
Net proceeds from (repayments of) commercial paper	170,745	(39,300)
Net proceeds from sale of common stock	22,450	22,767
Purchase of treasury stock	(397,663)	(159,495)
Settlement of interest rate hedge instruments	32,166	—
Other	1,357	(5,865)

Net cash provided by (used in) financing activities	(101,590)	2,432

Net change in cash and cash equivalents	(31)	61
Cash and cash equivalents at beginning of period	6,742	6,498

Cash and cash equivalents at end of period	$6,711	$6,559

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A-Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the twelve and twenty-four weeks ended February 14, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2004. For further information, refer to the consolidated financial statements and footnotes included in the annual report on Form 10-K for the year ended August 30, 2003, for AutoZone, Inc. (the “Company”).

Note B-Stock-Based Compensation

     The Company has granted options to purchase common stock to some of its employees and directors under various plans, as described more fully in the Company’s annual report on Form 10-K for the fiscal year ended August 30, 2003. The Company accounts for those plans using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income, as options are granted under those plans at an exercise price equal to the market value of the underlying common stock on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income and earnings per share had the Company applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Twelve Weeks Ended		Twenty-four Weeks Ended

(in thousands, except	February 14,	February 15,	February 14,	February 15,
per share amounts)	2004	2003	2004	2003

Net income, as reported	$91,654	$79,275	$213,398	$184,186
Pro forma compensation expense, net of related tax effects	(3,863)	(1,801)	(8,111)	(7,851)

Pro forma net income	$87,791	$77,474	$205,287	$176,335

Earnings per share
Basic – as reported	$1.06	$0.81	$2.43	$1.87

Basic – pro forma	$1.01	$0.79	$2.34	$1.79

Diluted – as reported	$1.04	$0.79	$2.39	$1.83

Diluted – pro forma	$1.00	$0.77	$2.30	$1.75

Note C-New Accounting Standards

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46, as revised in December 2003, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity’s expected losses or residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called variable interest entities. FIN 46 applied immediately to variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied at the end of periods ending after March 15, 2004. The Company does not expect its adoption to have a significant impact on its consolidated financial position, operating results or cash flows.

Note D-Inventories

     Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. A valuation of inventory under the LIFO method is made at the end of each fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations and resulting adjustments are based on management’s estimates of expected year end inventory levels and costs. Due to price deflation on the Company’s merchandise purchases, the Company’s inventory balances are effectively maintained under the first-in, first out method as the Company’s policy is not to write up inventory for favorable LIFO adjustments, resulting in cost of sales being reflected at the higher amount. At August 30, 2003, the cumulative balance of this unrecorded adjustment was $102 million, which will only be reduced upon experiencing price inflation on our merchandise purchases in the future.

Note E-Financing Arrangements

     The Company’s long term debt as of February 14, 2004, and August 30, 2003, consisted of the following:

	February 14,	August 30,
(in thousands)	2004	2003

5.875% Senior Notes due October 2012, effective interest rate of 6.33%	$300,000	$300,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	—
4.75% Senior Notes due November 2010, effective interest rate of 4.17%	200,000	—
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.5% Senior Notes due July 2008	190,000	190,000
7.99% Senior Notes due April 2006	150,000	150,000
6% Senior Notes due November 2003	—	150,000
Bank term loan due November 2004, interest rate of 2.26% at August 30, 2003	—	250,000
Commercial paper, weighted average interest rate of 1.1% at February 14, 2004, and 1.2% at August 30, 2003	438,745	268,000
Other	8,200	38,845

	$1,786,945	$1,546,845

     The Company maintains $950 million of revolving credit facilities with a group of banks. Of the $950 million, $300 million expires in May 2004. The remaining $650 million expires in May 2005. The portion expiring in May 2004 will be renewed, replaced or the option to extend the maturity date of the then-outstanding debt by one year will be exercised. The credit facilities exist primarily to support commercial paper borrowings, letters of credit and other short term unsecured bank loans. As the available balance is reduced by outstanding letters of credit, the Company had $872.6 million in available capacity under these credit facilities at February 14, 2004. The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending bank’s base rate (as defined in the agreement) or a competitive bid rate at the Company’s option.

     Commercial paper borrowings are classified as long term, as the Company has the ability and intent to refinance them on a long term basis.

     During November 2003, the Company issued $300 million of 5.5% senior notes due November 2015 and $200 million of 4.75% senior notes due November 2010. Interest under both notes is payable in May and November of each year. Proceeds were used to repay a $250 million bank term loan, $150 million in 6% senior notes and to reduce commercial paper borrowings. During November 2003, the Company settled all open interest rate hedge instruments, including interest rate swap contracts, treasury lock agreements and forward starting interest rate swaps.

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

     The Company agreed to observe certain covenants under the terms of its borrowing agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage. All of the repayment obligations under the Company’s borrowing agreements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. Additionally, the repayment obligations may be accelerated if AutoZone experiences a change in control (as defined in the agreements) of AutoZone or its Board of Directors. As of February 14, 2004, the Company was in compliance with all covenants and expects to remain in compliance with all covenants.

Note F-Stock Repurchase Program

     As of February 14, 2004, the Board of Directors had authorized the Company to repurchase up to $3.3 billion of common stock in the open market. From January 1998 to February 14, 2004, the Company has repurchased a total of 76.7 million shares at an aggregate cost of $3.2 billion; including 4.7 million shares of its common stock at an aggregate cost of $397.7 million during the twenty-four week period ended February 14, 2004.

Note G-Comprehensive Income

     Comprehensive income includes foreign currency translation adjustments and changes in the fair value of certain derivative financial instruments that qualify for cash flow hedge accounting. Comprehensive income for all periods presented is as follows:

	Twelve Weeks Ended		Twenty-four Weeks Ended

	February 14,	February 15,	February 14,	February 15,
(in thousands)	2004	2003	2004	2003

Net income, as reported	$91,654	$79,275	$213,398	$184,186
Foreign currency translation adjustment	287	(7,049)	(773)	(6,491)
Net impact from derivative instruments	288	203	5,377	(2,472)

Comprehensive income	$92,229	$72,429	$218,002	$175,223

Note H-Product Warranties

     The Company or its vendors supplying the products provide the customers limited warranties on certain products that range from 30-day to lifetime warranties. In many cases, the Company’s vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate. These obligations are recorded as a component of accrued expenses in the accompanying condensed consolidated balance sheets. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the liability as necessary resulting in income or expense recognition. Changes in the Company’s warranty liability since year-end and for the prior year comparative period are as follows:

	Twenty-four Weeks Ended

	February 14,	February 15,
(in thousands)	2004	2003

Balance at beginning of period	$78,482	$82,035
Allowances received from vendors	18,107	51,843
Charge (credit) to earnings	(16,000)	1,000
Claim settlements	(32,163)	(44,092)

Balance at end of period	$48,426	$90,786

Note I- Vendor Allowances

     Certain vendor allowances are used exclusively for promotions and to partially or fully offset certain other direct expenses. Such vendor funding arrangements entered into on or before December 31, 2002, were recognized as a reduction to operating, selling, general and administrative expenses when earned. However, for such vendor funding arrangements entered into or modified after December 31, 2002, all vendor funds are recognized as a reduction to cost of sales as the inventories are sold in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”). As a result of the adoption of EITF 02-16, cost of sales for the twelve and twenty-four week periods ended February 14, 2004, included $29.6 million and $51.2 million, respectively, in vendor allowances that prior to the accounting change would have been recorded as a reduction to operating, selling, general and administrative expenses.

Note J- Legal Proceedings

     The Company was one of multiple defendants in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc., et al.” filed in the U.S. District Court for the Eastern District of New York in February 2000. The case was brought by approximately 225 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers. The plaintiffs claimed that the defendants knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers’ profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. Plaintiffs sought unspecified damages (prior to statutory trebling), ranging from several million dollars to $35 million for each plaintiff, and a permanent injunction prohibiting defendants from committing further violations of the Robinson-Patman Act and from opening any further stores to compete with plaintiffs as long as defendants continue to violate the Act. The claims of 22 of the original plaintiffs were tried to a jury verdict in favor of the Company in January 2003. In February 2003, the plaintiffs involved in the trial filed a notice to appeal. In November 2003, the appeals court upheld the jury’s trial decision in favor of the Company.

     In July 2003, approximately 200 plaintiffs in the original lawsuit, whose cases had been dismissed without prejudice and with leave to reinstate their claims, filed a notice to be reactivated as parties in the lawsuit and for their claims against the defendants to be reinstated. In September 2003, the previously dismissed plaintiffs filed a “Motion for a Preliminary Injunction (and Related Temporary Restraining Order) Against the AutoZone Defendants as to Payment On Scan Transactions with the Auto Parts Manufacturers.” On February 13, 2004, the U.S. District Court in New York dismissed the case of the approximately 200 remaining plaintiffs, with right to refile.

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

Independent Accountants’ Review Report

Stockholders
AutoZone, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. as of February 14, 2004, the related condensed consolidated statements of income for the twelve week and twenty-four week periods ended February 14, 2004 and February 15, 2003, and the condensed consolidated statements of cash flows for the twenty-four week periods ended February 14, 2004 and February 15, 2003. These financial statements are the responsibility of the Company’s management.

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

/s/ ERNST & YOUNG LLP

Memphis, Tennessee
March 1, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We are the nation’s leading retailer of automotive parts and accessories, with most of our sales to do-it-yourself (DIY) customers. At February 14, 2004, we operated 3,299 domestic stores and 55 stores in Mexico, compared with 3,122 domestic stores and 41 stores in Mexico at February 15, 2003. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items and accessories. In many of our domestic stores we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers and service stations. We also sell the ALLDATA brand diagnostic and repair software. On the web, we sell diagnostic and repair information and auto and light truck parts through www.autozone.com. We do not derive revenue from automotive repair or installation.

     Operating results for the twelve and twenty-four weeks ended February 14, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2004. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 to 17 weeks. Additionally, our business is somewhat seasonal in nature, with the highest sales generally occurring in the summer months of June through August and the lowest sales generally occurring in the winter months of December through February.

Twelve Weeks Ended February 14, 2004,
Compared with Twelve Weeks Ended February 15, 2003

     Net sales for the twelve weeks ended February 14, 2004, increased $38.5 million to $1.2 billion, or 3.4%, over net sales of $1.1 billion for the comparable prior year period. This increase in sales was primarily driven by sales from new stores as comparable store sales, or sales for domestic stores opened at least one year, were up 0.4% overall. A 10.0% increase in commercial same store sales offset a 1% decrease in retail same store sales for domestic stores. ALLDATA and Mexico sales contributed 0.4 percentage points to the overall increase in net sales.

     Gross profit for the twelve weeks ended February 14, 2004, was $564.3 million, or 48.7% of net sales, compared with $496.0 million, or 44.3% of net sales, during the comparable prior year period. Of the 4.4 percentage point gross profit margin improvement over the prior year period, 2.6 percentage points were driven by the change in classification of vendor funding from operating, selling, general and administrative expenses to cost of sales in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received From a Vendor” (“EITF 02-16”). We implemented EITF 02-16 during the quarter ended May 10, 2003. Prior periods are not reclassified for comparability to the current presentation. The remaining 1.8 percentage points of improvement in gross profit margin was primarily attributable to our supply chain initiatives, tailoring merchandise mix, the continued implementation of our Good/Better/Best initiative, cost and funding negotiations with vendors and adjusting prices where appropriate. We experienced no one-time gain from warranty during the twelve-week period ended February 14, 2004.

     Operating, selling, general and administrative expenses for the twelve weeks ended February 14, 2004, increased by $47.3 million over such expenses for the comparable prior year period, and increased as a percentage of net sales from 31.1% to 34.1%. The 3.0 percentage point increase over the prior year period is primarily due to a 2.6 percentage point increase resulting from the implementation of EITF 02-16. The remaining increase is primarily due to an initiative to refresh approximately 200 stores during the quarter and to open 62 incremental commercial sales programs.

     Interest expense, net for the twelve weeks ended February 14, 2004, was $21.9 million compared with $19.6 million during the comparable prior year period. This increase was due to higher average borrowing levels over the comparable prior year period. Average borrowings for the twelve weeks ended February 14, 2004, were $1.7 billion, compared with $1.4 billion for the same period of fiscal 2003. Weighted average borrowing rates were 4.6% at both February 14, 2004, and at February 15, 2003.

     Our effective income tax rate was 37.5% of pretax income for the twelve weeks ended February 14, 2004, and 38.0% for the comparable prior year period.

     Net income for the twelve week period ended February 14, 2004, increased by 15.6% to $91.7 million, and diluted earnings per share increased by 31.9% to $1.04 from $0.79 in the comparable prior year period. The impact on current quarter diluted earnings per share from the stock repurchases since the end of the comparable prior year period was an increase of $0.13.

Twenty-four Weeks Ended February 14, 2004,
Compared with Twenty-four Weeks Ended February 15, 2003

     Net sales for the twenty-four weeks ended February 14, 2004, increased $101.9 million to $2.4 billion, or 4.4%, over net sales of $2.3 billion for the comparable prior year period. This increase in sales was primarily driven by sales from new stores as comparable store sales, or sales for domestic stores opened at least one year, were up 1.5% overall. This increase was driven by a 13.3% increase in commercial same store sales, while retail same store sales for domestic stores were flat. ALLDATA and Mexico sales contributed 0.3 percentage points to the overall increase in net sales.

     Gross profit for the twenty-four weeks ended February 14, 2004, was $1.2 billion, or 48.2% of net sales, compared with $1.0 billion, or 44.7% of net sales, during the comparable prior year period. Of the 3.5 percentage point gross profit margin improvement over the prior year period, 2.1 percentage points were driven by the change in classification of vendor funding from operating, selling, general and administrative expenses to cost of sales in accordance with EITF 02-16 which we implemented during the quarter ended May 10, 2003. Prior periods are not reclassified for comparability to the current presentation. The remaining 1.4 percentage point of improvement in gross profit margin was primarily attributable to our continued efforts to minimize our warranty exposure through renegotiating with our vendors, supply chain initiatives, tailoring merchandise mix, the continued implementation of our Good/Better/Best initiative, cost negotiations with vendors and adjusting prices where appropriate. These renegotiations with our vendors resulted in a $16.0 million favorable adjustment to warranty expense during the first quarter of this fiscal year. However, these vendor negotiations created other related offsetting cost increases that resulted in a $14.1 million net pre-tax impact to the first quarter earnings related to warranties.

     Operating, selling, general and administrative expenses for the twenty-four weeks ended February 14, 2004, increased by $84.2 million over such expenses for the comparable prior year period, and increased as a percentage of net sales from 30.3% to 32.5%. The 2.2 percentage point increase over the prior year period is primarily due to the 2.1 percentage point increase resulting from the implementation of EITF 02-16.

     Interest expense, net for the twenty-four weeks ended February 14, 2004, was $42.2 million compared with $38.7 million during the comparable prior year period. The increase in interest expense was due to higher average borrowing levels over the comparable prior year period. Average borrowings for the twenty-four weeks ended February 14, 2004, were $1.7 billion, compared with $1.4 billion for the comparable prior year period.

     Our effective income tax rate was 37.5% of pretax income for the twenty-four weeks ended February 14, 2004, and 38.0% for the comparable prior year period.

     Net income for the twenty-four week period ended February 14, 2004, increased by 15.9% to $213.4 million, and diluted earnings per share increased by 30.9% to $2.39 from $1.83 in the comparable prior year period. The impact on reported diluted earnings per share from the stock repurchases since the end of the comparable prior year period was an increase of $0.27.

Liquidity and Capital Resources

     The primary source of our liquidity is through the cash flows realized through the sale of automotive parts and accessories. For the twenty-four weeks ended February 14, 2004, our net cash flows from operating activities provided $170.0 million as compared to $51.2 million during the comparable prior year period. This improvement over the comparable prior year period is due primarily to reduced merchandise inventory levels and the increase in net income. In future periods inventory levels will be further reduced through the use of “pay-on-scan” (“POS”) arrangements with certain vendors. Under a POS arrangement, AutoZone will not pay for merchandise supplied by a vendor until that merchandise is ultimately sold to AutoZone’s customers. Revenues under POS arrangements are included in net sales in the income statement. Since we do not own POS inventory until just before it is sold to a customer, inventories under the program are not included on our condensed consolidated balance sheet. Although the amounts involved under these arrangements are immaterial at February 14, 2004, we continue to actively negotiate with our vendors to significantly increase the use of POS arrangements. Also improving cash flows is the year-over-year increase in vendor payables as a result of our ability to extend payment terms with our vendors. In some cases we have entered into arrangements with some of our vendors and banks that, through our issuance of negotiable instruments to our vendors, the vendors can negotiate the instruments at attractive discount rates due to our credit rating. At February 14, 2004 and August 30, 2003, approximately $276.5 million and $212.5 million, respectively, are payable by us under these arrangements and are included in accounts payable in the accompanying condensed consolidated balance sheets.

     Additionally, our net cash flows from investing activities used $68.5 million as compared with $53.5 million used in the comparable prior year period. Capital expenditures for the twenty-four weeks ended February 14, 2004, were $69.5 million compared to $61.8 million for the comparable prior year period. During this twenty-four week period, we opened 80 net new domestic stores, including one store that replaced an existing store, and opened six new stores in Mexico. In the comparable prior year period, we opened 54 net new domestic stores and two stores in Mexico. Capital expenditures for this fiscal year are estimated at $250 million, primarily related to the planned opening of approximately 195 new domestic stores during this year and other initiatives.

     Our net cash flows from financing activities for the twenty-four weeks ended February 14, 2004, used $101.6 million as compared to providing $2.4 million in the comparable prior year period. The current period reflects $500.0 million in proceeds from the issuance of senior notes and $170.7 million in net proceeds from commercial paper borrowings, partially offset by debt payments of $430.6 million, as compared to $300.0 million in proceeds from the issuance of senior notes, offset by net commercial paper repayments of $39.3 million and debt payments of $115.7 million in the prior year comparable period. Stock repurchases were $397.7 million in the current period as compared with $159.5 million in stock repurchases in the comparable prior year period. The settlement of interest rate hedge instruments provided $32.2 million during the current period, with no such activity in the comparable prior year period. For the twenty-four weeks ended February 14, 2004, exercises of stock options provided $39.8 million, including $17.3 million in related tax benefits that are reflected in cash flows from operating activities. In the comparable prior year period, exercises of stock options provided $42.3 million, including $19.5 million in related tax benefits. At February 14, 2004, options to purchase 1.7 million shares were exercisable at a weighted average exercise price of $37.

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

     At February 14, 2004, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB+ and a commercial paper rating of A-2. Moody’s Investors Service had assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. As of February 14, 2004, Moody’s and Standard & Poor’s had AutoZone listed as having a “negative” and “stable” outlook, respectively. If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense will increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.

     We maintain $950 million of revolving credit facilities with a group of banks. Of the $950 million, $300 million expires in May 2004. The remaining $650 million expires in May 2005. The portion expiring in May 2004 will be renewed, replaced or the option to extend the maturity date of the then-outstanding debt by one year will be exercised. The credit facilities exist primarily to support commercial paper borrowings, letters of credit and other short term unsecured bank loans. As the available balance is reduced by outstanding letters of credit, we had $872.6 million in available capacity under these credit facilities at February 14, 2004. The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending bank’s base rate (as defined in the agreement) or a competitive bid rate at our option.

     During November 2003, we issued $300 million of 5.5% senior notes due November 2015 and $200 million of 4.75% senior notes due November 2010. Interest under both notes is payable in May and November of each year. Proceeds were used to repay $250 million in a bank term loan, $150 million in 6% senior notes and to reduce commercial paper borrowings. Also during the quarter ended November 22, 2003, we settled all open interest rate hedge instruments, including interest rate swap contracts, treasury lock agreements and forward starting interest rate swaps.

     We have agreed to observe financial covenants under the terms of our borrowing agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage. All of the repayment obligations under our borrowing agreements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. Additionally, the repayment obligations may be accelerated if we experience a change in control (as defined in the agreements) of AutoZone or its Board of Directors. As of February 14, 2004, we were in compliance with all covenants and expect to remain in compliance with all covenants.

     As of February 14, 2004, the Board of Directors had authorized us to repurchase up to $3.3 billion of common stock in the open market. From January 1998 to February 14, 2004, we repurchased a total of 76.7 million shares at an aggregate cost of $3.2 billion; including 4.7 million shares of our common stock at an aggregate cost of $397.7 million during the twenty-four week period ended February 14, 2004.

Off-Balance Sheet Arrangements

     In conjunction with our commercial sales program, we offer credit to some of our commercial customers. The receivables related to the credit program are sold to a third party at a discount for cash with limited recourse. We have established a reserve for this recourse. At

February 14, 2004, the receivables facility had an outstanding balance of $37.0 million and the balance of the recourse reserve was $5.0 million.

     Since fiscal year end, we have issued additional and increased existing stand-by letters of credit that are primarily renewed on an annual basis to cover premium and deductible payments to our workers’ compensation carrier and cancelled some surety bonds. Our total standby letters of credit commitment at February 14, 2004, was $77.4 million compared with $52.8 million at August 30, 2003, and our total surety bonds commitment at February 14, 2004, was $3.9 million compared with $8.1 million at August 30, 2003.

Critical Accounting Policies

     As there have been no changes to our critical accounting policies during fiscal 2004, refer to our annual report on Form 10-K for the fiscal year ended August 30, 2003 for a summary of our policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     At February 14, 2004, there had been no material changes since the disclosures in our annual report to our instruments and positions that are sensitive to market risk except for a $109.9 million reduction in variable rate debt, a $350.0 million net increase in fixed rate debt and the settlement of all of our open interest rate hedge instruments, including interest rate swap contracts, treasury lock agreements and forward starting interest rate swaps. We had $446.9 million of variable rate debt outstanding at February 14, 2004, and $556.8 million outstanding at August 30, 2003, both of which exclude the effect of any interest rate swaps designated and effective as cash flow hedges of such variable rate debt. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable impact on AutoZone’s pretax earnings and cash flows of $4.5 million in fiscal 2004 and $5.3 million in fiscal 2003, which includes the effects of any interest rate swaps. The primary interest rate exposure on variable rate debt is based on LIBOR. We had $1.3 billion and $990.0 million, respectively, of fixed rate debt outstanding at February 14, 2004, and August 30, 2003. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $82.4 million at February 14, 2004, and $47.0 million at August 30, 2003.

Item 4. Controls and Procedures.

     As of February 14, 2004, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 14, 2004. No significant changes in our internal controls or in other factors have occurred that could significantly affect controls subsequent to February 14, 2004.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company was one of multiple defendants in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc., et al.” filed in the U.S. District Court for the Eastern District of New York in February 2000. The case was brought by approximately 225 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers. The plaintiffs claimed that the defendants knowingly received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers’ profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. Plaintiffs sought unspecified damages (prior to statutory trebling), ranging from several million dollars to $35 million for each plaintiff, and a permanent injunction prohibiting defendants from committing further violations of the Robinson-Patman Act and from opening any further stores to compete with plaintiffs as long as defendants continue to violate the Act. The claims of 22 of the original plaintiffs were tried to a jury verdict in favor of the Company in January 2003. In February 2003, the plaintiffs involved in the trial filed a notice to appeal. In November 2003, the appeals court upheld the jury’s trial decision in favor of the Company.

     In July 2003, approximately 200 plaintiffs in the original lawsuit, whose cases had been dismissed without prejudice and with leave to reinstate their claims, filed a notice to be reactivated as parties in the lawsuit and for their claims against the defendants to be reinstated. In September 2003, the previously dismissed plaintiffs filed a “Motion for a Preliminary Injunction (and Related Temporary Restraining Order) Against the AutoZone Defendants as to Payment On Scan Transactions with the Auto Parts Manufacturers.” On February 13, 2004, the U.S. District Court in New York dismissed the case of the approximately 200 remaining plaintiffs, with right to refile.

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

Item 2. Changes in Securities and Use of Proceeds.

     Shares of common stock repurchased by the Company during the quarter ended February 14, 2004, were as follows:

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased	Value that May Yet
	Total Number	Average	as Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

November 23, 2003, to December 20, 2003	1,459,800	$81.57	74,123,559	$293,668,163
December 21, 2003, to January 17, 2004	1,705,200	83.93	75,828,759	150,543,917
January 18, 2004, to February 14, 2004	869,300	86.30	76,698,059	75,526,045

Total	4,034,300	$83.59	76,698,059	$75,526,045

All of the above repurchases were part of publicly announced plans that were authorized by the Company’s Board of Directors for a maximum of $3.3 billion in common shares. The program was initially announced in January 1998, and was most recently amended in June 2003, to increase the repurchase authorization to $3.3 billion from $2.8 billion. The program does not have an expiration date.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     (a)  The Annual Meeting of Stockholders was held on December 11, 2003.

     (b)  Not applicable.

     (c)  1.     All nominees for director were elected pursuant to the following vote:

Nominee	Votes For	Votes Withheld

Charles M. Elson	65,285,337	587,880
Marsha J. Evans	65,260,139	613,078
Earl G. Graves, Jr.	63,450,214	2,423,003
N. Gerry House	65,268,869	604,348
J.R. Hyde, III	64,854,145	1,019,072
Edward S. Lampert	65,057,486	815,731
W. Andrew McKenna	63,475,950	2,397,267
Steve Odland	64,415,900	1,457,317
James J. Postl	63,453,362	2,419,855

         2.     For the approval of Ernst & Young LLP as independent auditors:

For: Against: Abstain:	61,753,571 3,752,717 366,929

     (d)  Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report:

	3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

	3.2	Third Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

*	10.1	Non-Compete Agreement between Steve Handschuh and AutoZone, Inc., dated January 13, 2004.

*	10.2	Second Amended and Restated Executive Stock Purchase Plan.

	12.1	Computation of Ratio of Earnings to Fixed Charges.

	15.1	Letter Regarding Unaudited Interim Financial Statements.

	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Management contract or compensatory plan or arrangement.

(b)	During the quarter ended February 14, 2004, the Company filed a report on Form 8-K dated December 9, 2003, furnishing a press release regarding the financial results for the quarter ended November 22, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOZONE, INC.

By:	/s/ MICHAEL ARCHBOLD

Michael Archbold
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ CHARLIE PLEAS III

Charlie Pleas III
Vice President, Controller
(Principal Accounting Officer)

Dated: March 15, 2004

EXHIBIT INDEX

     The following exhibits are filed as part of this report:

	3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

	3.2	Third Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

*	10.1	Non-Compete Agreement between Steve Handschuh and AutoZone, Inc., dated January 13, 2004.

*	10.2	Second Amended and Restated Executive Stock Purchase Plan.

	12.1	Computation of Ratio of Earnings to Fixed Charges.

	15.1	Letter Regarding Unaudited Interim Financial Statements.

	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Management contract or compensatory plan or arrangement.