Form 10-Q
period 2004-05-08
AUTOZONE INC
filed 2004-06-07
CIK 866787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 8, 2004, or

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

     Common Stock, $.01 Par Value – 83,139,601 shares outstanding as of June 4, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	May 8,	August 30,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$6,758	$6,742
Accounts receivable, net	84,316	43,746
Merchandise inventories, net	1,517,071	1,511,316
Prepaid expenses	26,637	19,194
Deferred income taxes	8,671	3,996

Total current assets	1,643,453	1,584,994
Property and equipment
Property and equipment	2,638,236	2,573,160
Less: Accumulated depreciation and amortization	885,762	857,407

	1,752,474	1,715,753
Other assets
Cost in excess of net assets acquired	300,998	294,348
Deferred income taxes	33,957	25,543
Other assets	57,674	59,828

	392,629	379,719

	$3,788,556	$3,680,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,240,154	$1,321,905
Accrued expenses	267,399	313,683
Income taxes payable	145,194	39,978

Total current liabilities	1,652,747	1,675,566
Long term debt	1,798,917	1,546,845
Other liabilities	76,751	84,297
Stockholders’ equity	260,141	373,758

	$3,788,556	$3,680,466

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Twelve Weeks Ended		Thirty-six Weeks Ended
	May 8,	May 10,	May 8,	May 10,
	2004	2003	2004	2003
Net sales	$1,360,022	$1,288,445	$3,801,298	$3,627,776
Cost of sales, including warehouse and delivery expenses	683,835	689,622	1,947,710	1,983,564
Operating, selling, general and administrative expenses	424,866	376,940	1,218,637	1,086,505

Operating profit	251,321	221,883	634,951	557,707
Interest expense, net	21,910	19,353	64,092	58,091

Income before income taxes	229,411	202,530	570,859	499,616
Income taxes	86,000	76,553	214,050	189,453

Net income	$143,411	$125,977	$356,809	$310,163

Weighted average shares for basic earnings per share	83,897	94,666	86,432	97,307
Effect of dilutive stock equivalents	1,305	2,145	1,458	2,163

Adjusted weighted average shares for diluted earnings per share	85,202	96,811	87,890	99,470

Basic earnings per share	$1.71	$1.33	$4.13	$3.19

Diluted earnings per share	$1.68	$1.30	$4.06	$3.12

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirty-six Weeks Ended
	May 8,	May 10,
	2004	2003
Cash flows from operating activities
Net income	$356,809	$310,163
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	72,841	75,526
Amortization of debt origination fees	3,445	4,715
Increase in accounts receivable, net	(30,623)	(20,998)
Increase in merchandise inventories, net	(33,311)	(122,059)
Increase (decrease) in current liabilities	(22,819)	37,308
Income tax benefit from exercise of options	20,582	24,990
Other, net	(27,232)	(31,702)

Net cash provided by operating activities	339,692	277,943

Cash flows from investing activities
Capital expenditures	(112,178)	(98,800)
Acquisition	(11,424)	—
Proceeds from disposal of capital assets	1,702	12,006

Net cash used in investing activities	(121,900)	(86,794)

Cash flows from financing activities
Proceeds from issuance of senior notes	500,000	300,000
Repayment of debt	(431,320)	(116,350)
Net proceeds from commercial paper	183,392	41,800
Net proceeds from sale of common stock	24,320	31,127
Purchase of treasury stock	(530,303)	(444,558)
Settlement of interest rate hedge instruments	32,166	—
Other	3,969	(3,028)

Net cash used in financing activities	(217,776)	(191,009)

Net change in cash and cash equivalents	16	140
Cash and cash equivalents at beginning of period	6,742	6,498

Cash and cash equivalents at end of period	$6,758	$6,638

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A-Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the twelve and thirty-six weeks ended May 8, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2004. For further information, refer to the consolidated financial statements and footnotes included in the annual report on Form 10-K for the year ended August 30, 2003, for AutoZone, Inc. (the “Company”).

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

	Twelve Weeks Ended		Thirty-six Weeks Ended
(in thousands, except
per share amounts)	May 8, 2004	May 10, 2003	May 8, 2004	May 10, 2003
Net income, as reported	$143,411	$125,977	$356,809	$310,163
Pro forma compensation expense, net of related tax effects	(3,414)	(3,950)	(11,537)	(11,801)

Pro forma net income	$139,997	$122,027	$345,272	$298,362

Earnings per share
Basic – as reported	$1.71	$1.33	$4.13	$3.19

Basic – pro forma	$1.67	$1.29	$3.99	$3.07

Diluted – as reported	$1.68	$1.30	$4.06	$3.12

Diluted – pro forma	$1.64	$1.26	$3.92	$3.00

Note C-New Accounting Standards

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46, as revised in December 2003, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity’s expected losses or residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called variable interest entities. FIN 46 applied immediately to variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied at the end of periods ending after March 15, 2004. The Company’s adoption did not have a significant impact on its consolidated financial position, operating results or cash flows.

     In December 2003, the FASB issued Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement expands the annual pension disclosures for financial statements with fiscal years ending after December 15, 2003, and requires new interim disclosures on funding requirements and the components of net periodic benefit cost for interim periods beginning after December 15, 2003. The Company adopted the interim disclosures during this period (see Note K – Pension Plans).

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

     AutoZone has entered into pay-on-scan (“POS”) arrangements with certain vendors, whereas AutoZone will not purchase merchandise supplied by a vendor until that merchandise is ultimately sold to AutoZone’s customers. These arrangements are expected to benefit the Company through higher sales levels, better focus on category management and driving non-value added effort and inventory out of the industry. Title and certain risks of ownership remain with the vendor until the merchandise is sold to AutoZone’s customers. Since the Company does not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on the Company’s balance sheet. Upon the sale of the merchandise to AutoZone’s customer, AutoZone recognizes the liability for the goods and pays the vendor in accordance with the agreed upon terms. Although AutoZone does not hold title to the goods, AutoZone controls pricing and has credit risk and therefore, revenues under POS arrangements are included in net sales in the income statement. At May 8, 2004, the Company had $61.3 million in merchandise under POS arrangements.

Note E-Financing Arrangements

     The Company’s long term debt as of May 8, 2004, and August 30, 2003, consisted of the following:

(in thousands)	May 8, 2004	August 30, 2003
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	$300,000	$300,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	—
4.75% Senior Notes due November 2010, effective interest rate of 4.17%	200,000	—
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.5% Senior Notes due July 2008	190,000	190,000
7.99% Senior Notes due April 2006	150,000	150,000
6% Senior Notes due November 2003	—	150,000
Bank term loan due November 2004, interest rate of 2.26% at August 30, 2003	—	250,000
Commercial paper, weighted average interest rate of 1.1% at May 8, 2004, and 1.2% at August 30, 2003	451,392	268,000
Other	7,525	38,845

	$1,798,917	$1,546,845

     The Company has maintained $950 million of revolving credit facilities with a group of banks. Of the $950 million, $300 million was due to expire in May 2004 and the remaining $650 million was due to expire in May 2005. Subsequent to quarter-end on May 17, 2004, the Company replaced these revolving credit facilities with $1.0 billion of revolving credit facilities with similar covenants. Of the $1.0 billion, $300 million expires in May 2005 and the remaining $700 million expires in May 2009. The portion expiring in May 2005 is expected to be renewed, replaced or the option to extend the maturity date of the then-outstanding debt by one year will be exercised. The credit facilities exist primarily to support commercial paper borrowings, letters of credit and other short term unsecured bank loans. As the available balance is reduced by outstanding letters of credit, the Company had $921.8 million in available capacity under the new credit facilities at May 17, 2004. The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending bank’s base rate (as defined in the agreement) or a competitive bid rate at the Company’s option.

     Commercial paper borrowings are classified as long term, as the Company has the ability and intent to refinance them on a long term basis.

     During November 2003, the Company issued $300 million of 5.5% senior notes due November 2015 and $200 million of 4.75% senior notes due November 2010. Interest under both notes is payable in May and November of each year. Proceeds were used to repay a $250 million bank term loan, $150 million in 6% senior notes and to reduce commercial paper borrowings. During November 2003, the Company settled all then outstanding interest rate hedge instruments, including interest rate swap contracts, treasury lock agreements and forward starting interest rate swaps.

     Based on an expected debt issuance planned for the first quarter of fiscal 2005, on March 31, 2004, the Company entered into a five-year forward-starting floating-to-fixed-rate interest rate swap with a notional amount of $300 million with an effective date in October 2004. The fair value of this swap was $16.7 million at May 8, 2004, and is reflected as a component of other assets in the accompanying condensed consolidated balance sheet. AutoZone reflects the current fair value of all interest rate hedge instruments on its balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of other comprehensive income or loss. Deferred gains and losses are recognized in income in the period in which the related interest rates being hedged are recognized in expense. However, to the extent that the change in value of an interest rate hedge instrument does not perfectly offset the change in the value of the interest rate being hedged, that ineffective portion is immediately recognized as income or expense.

     The Company agreed to observe certain covenants under the terms of its borrowing agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage. All of the repayment obligations under the Company’s borrowing agreements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. Additionally, the repayment obligations may be accelerated if AutoZone experiences a change in control (as defined in the agreements) of AutoZone or its Board of Directors. As of May 8, 2004, the Company was in compliance with all covenants and expects to remain in compliance with all covenants.

Note F-Stock Repurchase Program

     As of May 8, 2004, the Board of Directors had authorized the Company to repurchase up to $3.9 billion of common stock in the open market. This includes the additional $600 million that was approved by the Board of Directors on March 17, 2004. From January 1998 to May 8, 2004, the Company has repurchased a total of 78.3 million shares at an aggregate cost of $3.4 billion, including 6.2 million shares of its common stock at an aggregate cost of $530.3 million during the thirty-six week period ended May 8, 2004.

Note G-Comprehensive Income

     Comprehensive income includes foreign currency translation adjustments and changes in the fair value of certain derivative financial instruments that qualify for cash flow hedge accounting. Comprehensive income for all periods presented is as follows:

	Twelve Weeks Ended		Thirty-six Weeks Ended
	May 8,	May 10,	May 8,	May 10,
(in thousands)	2004	2003	2004	2003
Net income, as reported	$143,411	$125,977	$356,809	$310,163
Foreign currency translation adjustment	(2,973)	2,403	(3,746)	(4,088)
Net impact from derivative instruments	10,327	(3,731)	15,704	(6,203)

Comprehensive income	$150,765	$124,649	$368,767	$299,872

Note H-Product Warranties

     The Company or its vendors supplying the products provide customers limited warranties on certain products that range from 30-day to lifetime warranties. In many cases, the Company’s vendors are responsible for warranty claims. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate. These obligations, which are often funded by vendor allowances, are recorded as a component of accrued expenses in the accompanying condensed consolidated balance sheets. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the liability as necessary resulting in income or expense recognition. During this fiscal year, the Company has successfully renegotiated with certain vendors to transfer warranty obligations to such vendors in order to minimize the Company’s warranty exposure resulting in credits to earnings and on-going reductions in allowances received and claim settlements. Changes in the Company’s warranty liability since year-end and for the prior year comparative period are as follows:

	Thirty-six Weeks Ended
	May 8,	May 10,
(in thousands)	2004	2003
Balance at beginning of period	$78,482	$82,035
Allowances received from vendors	25,944	73,645
Charge (credit) to earnings	(26,625)	1,000
Claim settlements	(45,055)	(66,362)

Balance at end of period	$32,746	$90,318

Note I- Vendor Allowances

     Certain vendor allowances are used exclusively for promotions and to partially or fully offset certain other direct expenses. Such vendor funding arrangements entered into on or before December 31, 2002, were recognized as a reduction to operating, selling, general and administrative expenses when earned. However, for such vendor funding arrangements entered into or modified after December 31, 2002, all vendor funds are recognized as a reduction to cost of sales as the inventories are sold in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”). As a result of the adoption of EITF 02-16, cost of sales for the twelve and thirty-six week periods ended May 8, 2004, included $34.4 million and $85.6 million, respectively, in vendor allowances that prior to the accounting change would have been recorded as a reduction to operating, selling, general and administrative expenses.

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

Note K-Pension Plans

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

     The components of the Company’s net periodic benefit cost for all periods presented are as follows:

	Twelve Weeks Ended		Thirty-six Weeks Ended
	May 8,	May 10,	May 8,	May 10,
(in thousands)	2004	2003	2004	2003
Service cost	$—	$1,113	$—	$3,339
Interest cost	1,872	1,434	5,617	4,302
Expected return on plan assets	(1,586)	(1,525)	(4,757)	(4,575)
Amortization of prior service cost	(149)	(133)	(446)	(398)
Amortization of net loss	1,009	—	3,026	—

Net periodic benefit cost	$1,146	$889	$3,440	$2,668

     The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. As of May 8, 2004, the Company has not made any contributions to the plan during this fiscal year and does not expect that any funding will be required to be made during the remainder of this fiscal year.

Report of Independent Registered Public Accounting Firm

Stockholders
AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of May 8, 2004, the related condensed consolidated statements of income for the twelve week and thirty-six week periods ended May 8, 2004 and May 10, 2003, and the condensed consolidated statements of cash flows for the thirty-six week periods ended May 8, 2004 and May 10, 2003. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AutoZone, Inc. as of August 30, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended not presented herein and, in our report dated September 22, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 30, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Memphis, Tennessee
May 24, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We are the nation’s leading retailer of automotive parts and accessories, with most of our sales to do-it-yourself (DIY) customers. At May 8, 2004, we operated 3,337 domestic stores and 60 stores in Mexico, compared with 3,152 domestic stores and 43 stores in Mexico at May 10, 2003. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. In many of our domestic stores we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers and service stations. We also sell the ALLDATA brand diagnostic and repair software. On the web, we sell diagnostic and repair information and auto and light truck parts through www.autozone.com. We do not derive revenue from automotive repair or installation.

     Operating results for the twelve and thirty-six weeks ended May 8, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2004. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 to 17 weeks. Each of the fourth quarters of fiscal 2003 and 2004 has 16 weeks. Additionally, our business is somewhat seasonal in nature, with the highest sales generally occurring in the summer months of June through August and the lowest sales generally occurring in the winter months of December through February.

Twelve Weeks Ended May 8, 2004,
Compared with Twelve Weeks Ended May 10, 2003

     Net sales for the twelve weeks ended May 8, 2004, increased $71.6 million to $1.4 billion, or 5.6%, over net sales of $1.3 billion for the comparable prior year period. This increase in sales was primarily driven by sales from new stores as comparable store sales, or sales for domestic stores opened at least one year, were up 2%. This comparable store sales increase was driven by a 10% increase in commercial same store sales and a 1% increase in retail (DIY) same store sales for domestic stores. ALLDATA and Mexico sales contributed 0.4 percentage points to the overall increase in net sales.

     Gross profit for the twelve weeks ended May 8, 2004, was $676.2 million, or 49.7% of net sales, compared with $598.8 million, or 46.5% of net sales, during the comparable prior year period. Of the 3.2 percentage points gross profit margin improvement over the prior year period, 1.5 percentage points, net of the prior year impact, were driven by the change in classification of vendor funding from operating, selling, general and administrative expenses to cost of sales in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received From a Vendor” (“EITF 02-16”). We implemented EITF 02-16 during the quarter ended May 10, 2003 for all vendor agreements entered into or amended on or after January 1, 2003. Prior periods are not reclassified for comparability to the current presentation. The remaining 1.7 percentage points of improvement in gross profit margin was primarily attributable to numerous initiatives, such as our continued efforts to minimize our warranty exposure through renegotiating with our vendors, supply chain initiatives, tailoring merchandise mix, the continued implementation of our Good/Better/Best initiative, cost negotiations with vendors and adjusting prices where appropriate. The warranty renegotiations with our vendors resulted in a $10.6 million favorable adjustment to operating profit during the quarter.

     Operating, selling, general and administrative expenses for the twelve weeks ended May 8, 2004, increased by $47.9 million over such expenses for the comparable prior year period, and increased as a percentage of net sales from 29.3% to 31.2%. The 1.9 percentage points increase over the prior year period is primarily due to a 1.2 percentage points increase, net of the prior year impact, resulting from the implementation of EITF 02-16. Additionally, 0.4 percentage points of the increase is attributable to the $4.7 million gain recognized in the comparable prior year period from the sale of TruckPro. The remaining increase of 0.3 percentage points is primarily due to initiatives to refresh approximately 81 stores during the quarter and the opening of 151 incremental commercial sales programs.

     Interest expense, net for the twelve weeks ended May 8, 2004, was $21.9 million compared with $19.4 million during the comparable prior year period. This increase was primarily due to higher average borrowing levels over the comparable prior year period. Average borrowings for the twelve weeks ended May 8, 2004, were $1.9 billion, compared with $1.5 billion for the same period of fiscal 2003. Weighted average borrowing rates were 4.6% at May 8, 2004, and 4.3% at May 10, 2003.

     Our effective income tax rate was 37.5% of pretax income for the twelve weeks ended May 8, 2004, and 37.8% for the comparable prior year period.

     Net income for the twelve week period ended May 8, 2004, increased by 13.8% to $143.4 million, and diluted earnings per share increased by 29.4% to $1.68 from $1.30 in the comparable prior year period. The impact on current quarter diluted earnings per share from the stock repurchases since the end of the comparable prior year period was an increase of $0.13.

Thirty-six Weeks Ended May 8, 2004,
Compared with Thirty-six Weeks Ended May 10, 2003

     Net sales for the thirty-six weeks ended May 8, 2004, increased $173.5 million to $3.8 billion, or 4.8%, over net sales of $3.6 billion for the comparable prior year period. This increase in sales was primarily driven by sales from new stores as comparable store sales, or sales for domestic stores opened at least one year, were up 2% overall. This comparable store sales increase was driven by a 12% increase in commercial same store sales, while retail (DIY) same store sales for domestic stores were flat. ALLDATA and Mexico sales contributed 0.4 percentage points to the overall increase in net sales.

     Gross profit for the thirty-six weeks ended May 8, 2004, was $1.9 billion, or 48.8% of net sales, compared with $1.6 billion, or 45.3% of net sales, during the comparable prior year period. Of the 3.5 percentage points gross profit margin improvement over the prior year period, 2.0 percentage points, net of the prior year impact, were driven by the change in classification of vendor funding from operating, selling, general and administrative expenses to cost of sales in accordance with EITF 02-16 which we implemented during the quarter ended May 10, 2003. Prior periods are not reclassified for comparability to the current presentation. The remaining 1.5 percentage points of improvement in gross profit margin was primarily attributable to numerous initiatives, such as our continued efforts to minimize our warranty exposure through renegotiating with our vendors, supply chain initiatives, tailoring merchandise mix, the continued implementation of our Good/Better/Best initiative, cost negotiations with vendors and adjusting prices where appropriate. The warranty renegotiations with our vendors resulted in $26.6 million of favorable adjustments to warranty expense during this fiscal year.

     Operating, selling, general and administrative expenses for the thirty-six weeks ended May 8, 2004, increased by $132.1 million over such expenses for the comparable prior year period, and increased as a percentage of net sales from 29.9% to 32.1%. The 2.2 percentage points increase over the prior year period is primarily due to the 1.9 percentage points increase resulting from the implementation of EITF 02-16. The remaining increase of 0.3 percentage points is primarily due to initiatives to refresh aging stores and the opening of incremental commercial sales programs.

     Interest expense, net for the thirty-six weeks ended May 8, 2004, was $64.1 million compared with $58.1 million during the comparable prior year period. The increase in interest expense was due to higher average borrowing levels over the comparable prior year period. Average borrowings for the thirty-six weeks ended May 8, 2004, were $1.8 billion, compared with $1.4 billion for the comparable prior year period.

     Our effective income tax rate was 37.5% of pretax income for the thirty-six weeks ended May 8, 2004, and 37.9% for the comparable prior year period.

     Net income for the thirty-six week period ended May 8, 2004, increased by 15.0% to $356.8 million, and diluted earnings per share increased by 30.2% to $4.06 from $3.12 in the comparable prior year period. The impact on reported diluted earnings per share from the stock repurchases since the end of the comparable prior year period was an increase of $0.32.

Liquidity and Capital Resources

     The primary source of our liquidity is generated from our cash flows realized through the sale of automotive parts and accessories. For the thirty-six weeks ended May 8, 2004, our net cash flows from operating activities provided $339.7 million as compared with $277.9 million during the comparable prior year period. This improvement over the comparable prior year period is due primarily to the increase in net income driven by higher net sales and margin improvements. Cash flow from operating activities is expected to be enhanced in future periods through the use of pay-on-scan (“POS”) arrangements with certain vendors. Under a POS arrangement, AutoZone will not purchase merchandise supplied by a vendor until that merchandise is ultimately sold to AutoZone’s customers. Upon the sale of the merchandise to AutoZone’s customer, AutoZone recognizes the liability for the goods and pays the vendor in accordance with the agreed upon terms. Revenues under POS arrangements are included in net sales in the income statement. Since we do not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not included on our balance sheet. At May 8, 2004, we had $61.3 million in inventory under POS arrangements, and we continue to actively negotiate with our vendors to increase the use of POS arrangements. Also improving cash flows is the year-over-year increase in vendor payables as a result of our ability to extend payment terms with our vendors. In some cases we have entered into arrangements with certain vendors and banks that, through our issuance of negotiable instruments to our vendors, the vendors can negotiate the instruments at attractive discount rates due to our credit rating. At May 8, 2004 and August 30, 2003, approximately $254.3 million and $212.5 million, respectively, are payable by us under these arrangements and are included in accounts payable in the accompanying condensed consolidated balance sheets.

     Our net cash flows from investing activities for the thirty-six weeks ended May 8, 2004, used $121.9 million as compared with $86.8 million used in the comparable prior year period. Included in the current year amount was $11.4 million related to our acquisition of certain assets from a regional auto parts retailer. Twelve stores related to this transaction are being converted to AutoZone stores and will be reflected in our store counts when they reopen in the near future. Capital expenditures for the thirty-six weeks ended May 8, 2004, were $112.2 million compared to $98.8 million for the comparable prior year period. During this thirty-six week period, we opened 118 net new domestic stores and 11 new stores in Mexico. In the comparable prior year period, we opened 84 net new domestic stores and four new stores in Mexico. Capital expenditures for this fiscal year are estimated at $200 million, primarily related to the planned opening of approximately 195 new domestic stores during this year and other initiatives.

     Our net cash flows from financing activities for the thirty-six weeks ended May 8, 2004, used $217.8 million compared to $191.0 million for the comparable prior year period. The current period reflects $500.0 million in proceeds from the issuance of senior notes, $183.4 million in net proceeds from commercial paper borrowings and debt payments of $431.3 million. The comparable prior year period reflects $300.0 million in proceeds from the issuance of senior notes, $41.8 million in net proceeds from commercial paper and debt payments of $116.4 million. Stock repurchases were $530.3 million in the current period as compared with $444.6 million in stock repurchases in the comparable prior year period. The settlement of interest rate hedge instruments provided $32.2 million during the current period, with no such activity in the comparable prior year period. For the thirty-six weeks ended May 8, 2004, exercises of stock options provided $44.9 million, including $20.6 million in related tax benefits that are reflected in cash flows from operating activities. In the comparable prior year period, exercises of stock options provided $56.1 million, including $25.0 million in related tax benefits. At May 8, 2004, options to purchase 1.8 million shares were exercisable at a weighted average exercise price of $36.

     Depending on the timing and magnitude of our future investments (either in the form of leased or purchased properties or acquisitions), we anticipate that we will rely primarily on internally generated funds and available borrowing capacity to support a majority of our capital expenditures, working capital requirements and stock repurchases. The balance may be funded through new borrowings. We anticipate that we will be able to obtain such financing in view of our credit rating and favorable experiences in the debt market in the past.

     At May 8, 2004, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB+ and a commercial paper rating of A-2. Moody’s Investors Service had assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. As of May 8, 2004, Moody’s and Standard & Poor’s had AutoZone listed as having a “negative” and “stable” outlook, respectively. If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense will increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.

     We have maintained $950 million of revolving credit facilities with a group of banks. Of the $950 million, $300 million was due to expire in May 2004 and the remaining $650 million was due to expire in May 2005. Subsequent to quarter-end on May 17, 2004, we replaced these revolving credit facilities with $1.0 billion of revolving credit facilities with similar covenants. Of the $1.0 billion, $300 million expires in May 2005 and the remaining $700 million expires in May 2009. The portion expiring in May 2005 is expected to be renewed, replaced or the option to extend the maturity date of the then-outstanding debt by one year will be exercised. The credit facilities exist primarily to support commercial paper borrowings, letters of credit and other short term unsecured bank loans. As the available balance is reduced by outstanding letters of credit, we had $921.8 million in available capacity under the new credit facilities at May 17, 2004. The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending bank’s base rate (as defined in the agreement) or a competitive bid rate at our option.

     During November 2003, we issued $300 million of 5.5% senior notes due November 2015 and $200 million of 4.75% senior notes due November 2010. Interest under both notes is payable in May and November of each year. Proceeds were used to repay $250 million in a bank term loan, $150 million in 6% senior notes and to reduce commercial paper borrowings. Also during the quarter ended November 22, 2003, we settled all then outstanding interest rate hedge instruments, including interest rate swap contracts, treasury lock agreements and forward starting interest rate swaps.

     Based on an expected debt issuance planned for the first quarter of fiscal 2005, on March 31, 2004, we entered into a five-year forward-starting floating-to-fixed-rate interest rate swap with a notional amount of $300 million with an effective date in October 2004. The fair value of this swap was $16.7 million at May 8, 2004, and is reflected as a component of other assets in the accompanying condensed consolidated balance sheet.

     We have agreed to observe financial covenants under the terms of our borrowing agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage. All of the repayment obligations under our borrowing agreements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. Additionally, the repayment obligations may be accelerated if we experience a change in control (as defined in the agreements) of AutoZone or its Board of Directors. As of May 8, 2004, we were in compliance with all covenants and expect to remain in compliance with all covenants.

     As of May 8, 2004, the Board of Directors had authorized the Company to repurchase up to $3.9 billion of common stock in the open market. This includes the additional $600 million that was approved by the Board of Directors on March 17, 2004. From January 1998 to May 8, 2004, the Company has repurchased a total of 78.3 million shares at an aggregate cost of $3.4 billion; including 6.2 million shares of its common stock at an aggregate cost of $530.3 million during the thirty-six week period ended May 8, 2004.

Off-Balance Sheet Arrangements

     In conjunction with our commercial sales program, we offer credit to some of our commercial customers. Certain of the receivables related to the credit program are sold to a third party at a discount for cash with limited recourse. We have established a reserve for this recourse. At May 8, 2004, the receivables facility had an outstanding balance of $40.2 million and the balance of the recourse reserve was $750 thousand.

     Since fiscal year end, we have issued additional and increased existing stand-by letters of credit that are primarily renewed on an annual basis to cover premium and deductible payments to our workers’ compensation carrier and cancelled some surety bonds. Our total standby letters of credit commitment at May 8, 2004 was $78.2 million compared with $52.8 million at August 30, 2003, and our total surety bonds commitment at May 8, 2004 was $5.8 million compared with $8.1 million at August 30, 2003.

Critical Accounting Policies

     As there have been no changes to our critical accounting policies during fiscal 2004, refer to our annual report on Form 10-K for the fiscal year ended August 30, 2003 for a summary of our policies.

Forward-Looking Statements

     Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These are based on our assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation, competition; product demand; the economy; the ability to hire and retain qualified employees; consumer debt levels; inflation; gasoline prices; war and the prospect of war, including terrorist activity; availability of commercial transportation; construction delays; access to available and feasible financing; and our ability to continue to negotiate POS arrangements and other terms with our vendors. Forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those contemplated by such forward-looking statements, and such events could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section contained in our Form 10-K for the fiscal year ended August 30, 2003, for more details.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     At May 8, 2004, there had been no material changes since the disclosures in our annual report to our instruments and positions that are sensitive to market risk except for a $97.9 million reduction in variable rate debt, a $350.0 million net increase in fixed rate debt and the settlement of all of our then outstanding interest rate hedge instruments, including interest rate swap contracts, treasury lock agreements and forward starting interest rate swaps. Based on an expected debt issuance planned for the first quarter of fiscal 2005, on March 31, 2004, we entered into a five-year forward-starting floating-to-fixed-rate interest rate swap with a notional amount of $300 million with an effective date in October 2004. The fair value of this swap was $16.7 million at May 8, 2004, and is reflected as a component of other assets in the accompanying condensed consolidated balance sheet.

     We had $458.9 million of variable rate debt outstanding at May 8, 2004, and $556.8 million outstanding at August 30, 2003, both of which exclude the effect of any interest rate swaps designated and effective as cash flow hedges of such variable rate debt. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable impact on AutoZone’s pretax earnings and cash flows of $4.6 million in fiscal 2004 and $5.3 million in fiscal 2003, which includes the effects of any interest rate swaps. The primary interest rate exposure on variable rate debt is based on LIBOR. We had $1.3 billion and $990.0 million, respectively, of fixed rate debt outstanding at May 8, 2004, and August 30, 2003. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $87.5 million at May 8, 2004, and $47.0 million at August 30, 2003.

Item 4. Controls and Procedures.

     As of May 8, 2004, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 8, 2004. No significant changes in our internal controls or in other factors have occurred that could significantly affect controls subsequent to May 8, 2004.

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

Item 2. Changes in Securities and Use of Proceeds.

     Shares of common stock repurchased by the Company during the quarter ended May 8, 2004, were as follows:

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number of	Average	Part of Publicly	Be Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs
February 15, 2004, to March 13, 2004	616,000	$84.63	77,314,059	$23,392,275
March 14, 2004, to April 10, 2004	954,700	84.33	78,268,759	542,885,905
April 11, 2004, to May 8, 2004	—	—	78,268,759	542,885,905

Total	1,570,700	$84.45	78,268,759	$542,885,905

All of the above repurchases were part of publicly announced plans that were authorized by the Company’s Board of Directors for a maximum of $3.9 billion in common shares. The program was initially announced in January 1998, and was most recently amended in March 2004, to increase the repurchase authorization to $3.9 billion from $3.3 billion. The program does not have an expiration date.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Third Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

10.1	Amended and Restated Five-Year Credit Agreement dated as of May 17, 2004, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Fleet National Bank, as Administrative Agent and Citicorp USA, Inc., as Syndication Agent.

10.2	Amended and Restated 364-Day Credit Agreement dated as of May 17, 2004, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Fleet National Bank, as Administrative Agent and Citicorp USA, Inc., as Syndication Agent.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	During the quarter ended May 8, 2004, the Company filed the following reports on Form 8-K:

i.	Dated March 3, 2004, furnishing a press release regarding the financial results for the quarter ended February 14, 2004.

ii.	Dated March 17, 2004, furnishing a press release announcing the Board of Directors authorization for the Company to repurchase an additional $600 million of the Company’s common stock under its ongoing share repurchase program and the retirement of Marsha J. Evans from the Company’s Board of Directors.

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
Charlie Pleas III
Vice President, Controller (Principal Accounting Officer)

Dated: June 7, 2004

EXHIBIT INDEX

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Third Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

10.1	Amended and Restated Five-Year Credit Agreement dated as of May 17, 2004, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Fleet National Bank, as Administrative Agent and Citicorp USA, Inc., as Syndication Agent.

10.2	Amended and Restated 364-Day Credit Agreement dated as of May 17, 2004, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Fleet National Bank, as Administrative Agent and Citicorp USA, Inc., as Syndication Agent.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.