Form 10-K
period 2004-08-28
AUTOZONE INC
filed 2004-10-27
CIK 866787

\

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 28, 2004, or

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

(901) 495-6500
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock ($.01 par value)	Name of each exchange on which registered New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,705,229,019.

The number of shares of Common Stock outstanding as of October 21, 2004, was 79,786,346.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement to be filed within 120 days of August 28, 2004, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held December 16, 2004, are incorporated by reference into Part III.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation, competition; product demand; the economy; the ability to hire and retain qualified employees; consumer debt levels; inflation; raw material costs of our suppliers; gasoline prices; war and the prospect of war, including terrorist activity; availability of commercial transportation; construction delays; access to available and feasible financing; and our ability to continue to negotiate pay-on-scan and other arrangements with our vendors. Forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those contemplated by such forward-looking statements, and such events could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section contained in Item 1 under Part I. of this Form 10-K, for more details.

PART I

Item 1. Business

Introduction

     We are the nation’s leading specialty retailer of automotive parts and accessories, with most of our sales to do-it-yourself (“DIY”) customers. We began operations in 1979 and at August 28, 2004, operated 3,420 auto parts stores in the United States and 63 in Mexico. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. In many of our domestic stores we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers and service stations. We also sell the ALLDATA brand automotive diagnostic and repair software. On the web at www.autozone.com, we sell diagnostic and repair information, auto and light truck parts, and accessories. We do not derive revenue from automotive repair or installation.

     At August 28, 2004, our stores were in the following locations:

Alabama	84
Arizona	87
Arkansas	53
California	407
Colorado	49
Connecticut	27
Delaware	8
Florida	159
Georgia	119
Idaho	13
Illinois	166
Indiana	112
Iowa	22
Kansas	37
Kentucky	67
Louisiana	90
Maine	6
Maryland	33
Massachusetts	65
Michigan	128
Minnesota	21
Mississippi	71
Missouri	80
Montana	1
Nebraska	9
Nevada	36
New Hampshire	15
New Jersey	36
New Mexico	34
New York	105
North Carolina	117
North Dakota	2
Ohio	195
Oklahoma	66
Oregon	19
Pennsylvania	89
Rhode Island	15
South Carolina	58
South Dakota	1
Tennessee	124

Texas	402
Utah	27
Vermont	1
Virginia	70
Washington	18
West Virginia	22
Wisconsin	43
Wyoming	5
Washington, DC	6

Domestic Total	3,420
Mexico	63

TOTAL	3,483

Marketing and Merchandising Strategy

     We are dedicated to providing customers with superior service, value and quality automotive parts and products at conveniently located, well-designed stores. Key elements of this strategy are:

  Customer Service

     We believe that our customers value service; therefore, customer service is the most important element in our marketing and merchandising strategy. We emphasize that our AutoZoners (employees) should always put customers first by providing prompt, courteous service and trustworthy advice. Our electronic parts catalog assists in the selection of parts; and lifetime warranties are offered by us or our vendors on many of the parts we sell. Our satellite system in our auto parts stores helps us expedite credit or debit card and check approval processes and locate parts at neighboring AutoZone stores.

     Our stores generally open at 8 a.m. and close between 8 and 10 p.m. Monday through Saturday and typically open at 9 a.m. and close between 6 and 8 p.m. on Sunday. Some stores are open 24 hours, and some have extended hours of 6 a.m or 7 a.m. until midnight seven days a week.

     We also provide specialty tools through our Loan-A-Tool program. Customers can borrow a specialty tool, such as a steering wheel puller, for which a DIY customer or a repair shop would have little or no use other than for a single job. AutoZoners also provide other free services, including check engine light readings; battery charging and installation assistance; oil recycling; and testing of starters, alternators, batteries, sensors and actuators.

  Merchandising

     The following table shows some of the types of products that we sell:

Hard Parts	Maintenance Items	Accessories and Non-Automotive
A/C Compressors	Antifreeze	Air Fresheners
Alternators	Belts and Hoses	Cell Phone Accessories
Batteries	Brake Fluid	Decorative Lighting
Brake Drums, Rotors,	Chemicals	Dent Filler
Shoes and Pads	Fuses	Floor Mats
Carburetors	Lighting	Neon
Clutches	Oil	Mirrors
CV Axles	Oil and Fuel Additives	Paint
Engines	Oil, Air and Fuel Filters	Scooters and Go-carts
Fuel Pumps	Power Steering Fluid	Seat Covers
Mufflers	Refrigerant	Steering Wheel Covers
Shock Absorbers	Spark Plugs	Stereos
Starters	Transmission Fluid	Sunglasses
Struts	Wash and Wax	Tools
Water Pumps	Windshield Wipers	Toys

     We believe that the satisfaction of DIY customers and professional technicians is often impacted by our ability to provide specific automotive products as requested. Our stores generally offer between 21,000 and 23,000 stock keeping units (“SKUs”), covering a broad range of vehicle types. Each store carries the same basic product line, but we tailor our parts inventory to the makes and models of the automobiles in each store’s trade area. Our hub stores carry a larger assortment of products that can be delivered to commercial customers or local satellite stores. Slower-selling products are generally available through our vendor direct program (VDP) which offers overnight delivery.

     We are constantly updating the products that we offer to assure that our inventory matches the products that our customers want, when they want them.

  Pricing

     We want to be perceived by our customers as the value leader in our industry by consistently providing quality merchandise at a good price, backed by a good warranty and outstanding customer service. On many of our products we offer multiple value choices in a good/better/best assortment, with appropriate price and quality differences from the “good” products to the “better” and “best” products. We believe that our overall prices compare favorably to those of our competitors.

  Marketing

     We believe that targeted advertising and marketing play important roles in succeeding in today’s environment. We are constantly working to understand our customers’ wants and needs so that we can build long-lasting, loyal relationships. We utilize marketing and advertising primarily to educate customers about the overall importance of vehicle maintenance. We also seek to convey the message that AutoZone is THE brand known for “relentlessly creating the most exciting Zone for vehicle solutions!” Broadcast and print media are designed primarily to increase store traffic. In-store signage and creative product placement help to educate customers about products they need as a means to increase average sales dollars per transaction.

  Store Design and Visual Merchandising

     We design and build stores for a high visual impact. The typical AutoZone store has an industrial “high tech” appearance by utilizing colorful exterior and interior signage, exposed beams and ductwork and brightly lighted interiors. Maintenance products, accessories and miscellaneous items are attractively displayed for easy browsing by customers. In-store signage and special displays promote products in floor displays, end caps and on the shelf. Store managers are able to customize certain areas of the store to prominently display products that are in demand in the local community.

Commercial

     We believe our commercial sales program is the third largest aftermarket seller of automotive parts and other products to local, regional and national repair garages, dealers and service stations in the United States. As a part of the program we offer credit and delivery to some of our commercial customers. The program operated out of 2,209 stores as of August 28, 2004. Through our hub stores, we offer a greater range of parts and products desired by professional technicians and can also be used as additional available inventory for local stores. In addition, some of our commercial customers receive shipments directly from our distribution centers. Commercial has a national sales team focused on national and regional commercial accounts, as well as an outside sales force for customers located around our commercial stores.

Store Operations

  Store Formats

     Substantially all AutoZone stores are based on standard store formats resulting in generally consistent appearance, merchandising and product mix. Approximately 85% to 90% of each store’s square footage is selling space, of which approximately 40% to 45% is dedicated to hard parts inventory. The hard parts inventory area is generally fronted by a counter or pods that run the depth or length of the store, dividing the hard parts area from the remainder of the store. The remaining selling space contains displays of maintenance, accessories, and non-automotive items.

     We have knowledgeable AutoZoners available to assist customers with their parts needs utilizing our proprietary electronic parts catalog with a display screen that is visible to both the AutoZoner and the customer. In addition to helping ensure fast, accurate parts lookup in English or Spanish, the parts catalog will suggest additional items that a customer should purchase in order to properly install the merchandise being purchased.

     We believe that our stores are “destination stores,” generating their own traffic rather than relying on traffic created by adjacent stores. Therefore, we situate most stores on major thoroughfares with easy access and good parking.

  Store Personnel and Training

     Each auto parts store typically employs from 10 to 16 AutoZoners, including a manager and, in some cases, an assistant manager. AutoZoners typically have prior automotive experience. All AutoZoners are encouraged to complete courses resulting in certification by the National Institute for Automotive Service Excellence (ASE), which is broadly recognized for training certification in the automotive industry. Although we do on-the-job training, we also provide formal training programs, including an annual national sales meeting, regular store meetings on specific sales and product issues, standardized training manuals and a specialist program that trains AutoZoners in several areas of technical expertise from both the Company and from independent certification agencies. Training is supplemented with frequent store visits by management.

     Store managers receive financial incentives through performance-based bonuses. In addition, our growth has provided opportunities for the promotion of qualified AutoZoners. We believe these opportunities are important to attract, motivate and retain quality AutoZoners.

     All domestic store support functions are centralized in our store support center in Memphis, Tennessee. We believe that this centralization enhances consistent execution of our merchandising and marketing strategies at the store level, while reducing expenses and cost of sales.

  Store Automation

     All of our stores have a proprietary electronic parts catalog that provides parts information based on the make, model and year of an automobile. The electronic catalog also tracks inventory availability at the store, at other nearby stores and through special order. The catalog display screens are placed on the hard parts counter or pods where both AutoZoners and customers can view the screen. In addition, our satellite system enables the stores to expedite credit or debit card and check approval processes, immediately access national warranty data, implement real-time inventory controls and locate and hold parts at neighboring AutoZone stores.

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

Store Development

     The following table reflects store development during the past five fiscal years:

	Fiscal Year
	2004	2003	2002	2001	2000
Beginning Domestic Stores	3,219	3,068	3,019	2,915	2,711

New Stores	202	160	102	107	208
Replaced Stores	4	6	15	16	30
Closed Stores	1	9	53	3	4

Net New Stores	201	151	49	104	204

Ending Domestic Stores	3,420	3,219	3,068	3,019	2,915
Ending Mexico Stores	63	49	39	21	13

Ending Total Stores	3,483	3,268	3,107	3,040	2,928

     We believe that expansion opportunities exist both in markets that we do not currently serve, and in markets where we can achieve a larger presence. We attempt to obtain high visibility sites in high traffic locations and undertake substantial research prior to entering new markets. The most important criteria for opening a new store are its projected future profitability and its ability to achieve our required investment hurdle rate. Key factors in selecting new site and market locations include population, demographics, vehicle profile, number and strength of competitors’ stores and the cost of real estate. In reviewing the vehicle profile, we also consider the number of vehicles that are seven years old and older, “our kind of vehicles” (OKVs), as these are generally no longer under the original manufacturers’ warranty and will require more maintenance and repair than younger vehicles. We generally seek to open new stores within or contiguous to existing market areas and attempt to cluster development in markets in a relatively short period of time. In addition to continuing to lease or develop our own stores, we evaluate and may make strategic acquisitions.

Purchasing and Supply Chain

     Merchandise is selected and purchased for all stores through our Store Support Center in Memphis, Tennessee. No one class of product accounts for as much as 10 percent of our total sales. In fiscal 2004, no single supplier accounted for more than 10 percent of our total purchases. We generally have few long-term contracts for the purchase of merchandise. We believe that we have good relationships with suppliers. We also believe that alternative sources of supply exist, at similar cost, for most types of product sold. Most of our merchandise flows through our distribution centers to our stores.

     Our hub stores have increased our ability to distribute products on a timely basis to each store. A hub store is able to provide replenishment of sold products and deliver special order products to a store in its coverage area generally within 24 hours. Hub stores are generally replenished from distribution centers multiple times per week.

Competition

     The sale of automotive parts, accessories and maintenance items is highly competitive in many areas, including name recognition, product availability, customer service, store location and price. AutoZone competes in both the retail DIY and commercial do it for me (“DIFM”) auto parts and accessories markets.

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

Employees

     As of August 28, 2004, we employed approximately 49,000 persons, approximately 59 percent of whom were employed full-time. About 91 percent of our AutoZoners were employed in stores or in direct field supervision, approximately 7 percent in distribution centers and approximately 2 percent in store support functions. Included in the above numbers are approximately 800 persons employed in our Mexico operations.

     We have never experienced any material labor disruption and believe that relations with our AutoZoners are generally good.

AutoZone Website

     AutoZone’s primary website is at http://www.autozone.com. We make available, free of charge, at our investor relations website, http://www.autozoneinc.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably feasible after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Executive Officers of the Registrant

     The following list describes our executive officers. The title of each executive officer includes the words “Customer Satisfaction” which reflects our commitment to customer service. Officers are elected by and serve at the discretion of the Board of Directors.

Steve Odland, 46—Chairman, President, Chief Executive Officer and Director

     Steve Odland has been Chairman, Chief Executive Officer, and a Director since January 2001, and President since May 2001. Previously, he was an executive with Ahold USA from 1998 to 2000. Mr. Odland was President of the Foodservice Division of Sara Lee Bakery from 1997 to 1998. He was employed by The Quaker Oats Company from 1981 to 1996 in various executive positions.

Michael G. Archbold, 44—Executive Vice President, Chief Financial Officer

     Michael G. Archbold was elected Executive Vice President, Chief Financial Officer during fiscal 2005. Prior to fiscal 2005, he was Senior Vice President, Chief Financial Officer since fiscal 2002. Previously he was Vice President & Chief Financial Officer for the Booksellers division of Barnes & Noble, Inc., since 1996. He was employed by Woolworth Corporation (now Foot Locker, Inc.) from 1988 to 1996 in various financial positions, including Assistant Controller.

Michael E. Longo, 43—Executive Vice President, Supply Chain, Information Technology, Mexico and Store Development

     Michael E. Longo was elected Executive Vice President, Supply Chain, Information Technology, Mexico and Store Development during fiscal 2005. Prior to that, he was Senior Vice President–Growth Initiatives since fiscal 2004. Previously he was Senior Vice President–Operations, Commercial and ALLDATA since 2002. Prior to that time he was Senior Vice President–Operations since February 2001, Senior Vice President–Supply Chain since 1998 and Vice President–Distribution since 1996. Mr. Longo has been employed by AutoZone since 1992.

William C. Rhodes, III, 39—Executive Vice President–Store Operations and Commercial

     William C. Rhodes, III, was elected Executive Vice President–Store Operations and Commercial during fiscal 2005. Prior to fiscal 2005, he was Senior Vice President–Supply Chain and Information Technology since fiscal 2002. Previously he was Senior Vice President–Supply Chain since 2001. Prior to that time, he served in various capacities within AutoZone, including Vice-President–Stores in 2000, Senior Vice President–Finance and Vice President–Finance in 1999 and Vice President–Operations Analysis and Support from 1997 to 1999. Prior to that, Mr. Rhodes was a manager with Ernst & Young, LLP.

James A. Shea, 59— Executive Vice President–Merchandising and Marketing

     James A. Shea was elected Executive Vice President–Merchandising and Marketing during fiscal 2005. He was President and Co-founder of Drop Shop Store during 2004. Prior to 2004, he was Chief Executive Officer of Party City from 1999 to 2003. From 1995 to 1999, he was President of Lechter’s Housewares.

Bradley W. Bacon, 51— Senior Vice President–Retail Operations

     Bradley W. Bacon was elected Senior Vice President–Retail Operations in fiscal 2004. Previously he was Vice President–General Manager, Retail Operations since joining AutoZone in fiscal 2003. Prior to that time, he was Executive Vice President — Operations for Tops Markets LLC since 2000 and was Senior Vice President- Operations for First National Supermarkets from 1996 to 1999.

Harry L. Goldsmith, 53—Senior Vice President, Secretary and General Counsel

     Harry L. Goldsmith was elected Senior Vice President, Secretary and General Counsel in 1996. Previously he was Vice President, General Counsel and Secretary from 1993 to 1996.

Stephen C. Handschuh, 52—Senior Vice President– Commercial

     Stephen C. Handschuh was elected Senior Vice President–Commercial in fiscal 2004. Previously he was President of NAPA Auto Parts since 1997 and Vice President, NAPA Wholesale since 1994. He was employed by NAPA since 1987.

Lisa R. Kranc, 51—Senior Vice President–Marketing

     Lisa R. Kranc was elected Senior Vice President–Marketing during fiscal 2001. Previously, she was Vice President–Marketing for Hannaford Bros. Co., a Maine-based grocery chain, since 1997, and was Senior Vice President–Marketing for Bruno’s, Inc., from 1996 to 1997. Prior to 1997, she was Vice President Marketing for Giant Eagle, Inc. since 1992.

Robert D. Olsen, 51—Senior Vice President–Mexico and Store Development

     Robert D. Olsen was elected Senior Vice President in fiscal 2000. Mr. Olsen has primary responsibility for store development and Mexico operations. From 1993 to 2000, Mr. Olsen was Executive Vice President and Chief Financial Officer of Leslie’s Poolmart. From 1985 to 1989, Mr. Olsen held several positions with AutoZone, including Controller, Vice President–Finance, and Senior Vice President and Chief Financial Officer.

Daisy L. Vanderlinde, 53—Senior Vice President–Human Resources and Loss Prevention

     Daisy L. Vanderlinde was elected Senior Vice President–Human Resources and Loss Prevention in fiscal 2002. She joined AutoZone as Senior Vice President–Human Resources in 2001. Previously, she was Vice President–Human Resources for Tractor Supply Company since 1996 and Vice President–Human Resources for Marshalls, Inc., from 1990.

Charlie Pleas, III, 39 —Vice President and Controller

     Charlie Pleas, III, was elected Vice President and Controller during fiscal 2003. Previously, he was Vice President–Accounting since 2000, and Director of General Accounting since 1996. Prior to that, Mr. Pleas was a Division Controller with Fleming Companies, Inc. where he served in various capacities from 1988.

Risk Factors

We may not be able to increase sales by the same historic growth rates.

     We have increased our store count in the past five fiscal years, growing from 2,717 stores at August 28, 1999, to 3,483 stores at August 28, 2004, an average store count increase per year of 5%. Additionally, we have increased annual revenues in the past five fiscal years from $4.1 billion in fiscal 1999 to $5.6 billion in fiscal 2004, an average increase per year of 7%. Annual revenue growth is driven by the opening of new stores and improving same-store sales, which were flat in fiscal 2004. We cannot provide any assurance that we can continue to open stores or increase same-store sales.

Our business depends upon qualified employees.

     At the end of fiscal 2004, our consolidated employee count was approximately 49,000. We can not assure that we can continue to hire and retain qualified employees at current wage rates. If we do not maintain competitive wages, our customer service could suffer by reason of a declining quality of our workforce or, alternatively, our earnings could decrease if we increase our wage rates.

If demand for our products slows, then our business may be materially affected.

     Demand for products sold by our stores depends on many factors. In the short term, it may depend upon:

•	the number of miles vehicles are driven annually, as higher vehicle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices and other factors.

•	the number of vehicles in current service that are seven years old and older, as these vehicles are no longer under the original vehicle manufacturers’ warranty and will need more maintenance and repair than younger vehicles.

•	the weather, as vehicle maintenance may be disrupted due to catastrophic weather conditions impacting a wide geographic area.

•	the economy. In periods of rapidly declining economic conditions, both retail DIY and commercial DIFM customers may defer vehicle maintenance or repair. During periods of expansionary economic conditions, more of our DIY customers may pay others to repair and maintain their cars instead of working on their own vehicles or they may purchase new vehicles.

     For the long term, demand for our products may depend upon:

•	the quality of the vehicles manufactured by the original vehicle manufacturers and the length of the warranty or maintenance offered on new vehicles.

•	restrictions on access to diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation.

If we are unable to compete successfully against other businesses that sell the products that we sell, we could lose customers and our sales and profits may decline.

     The sale of automotive parts, accessories and maintenance items is highly competitive in many areas, including name recognition, product availability, customer service, store location and price. Competitors are rapidly opening locations near our existing stores. AutoZone competes in both the DIY and DIFM auto parts and accessories markets.

     Competitors include national and regional auto parts chains, independently owned parts stores, wholesalers and jobbers, repair shops, car washes and auto dealers, in addition to discount and mass merchandise stores, department stores, hardware stores, supermarkets, drugstores and home stores that sell aftermarket vehicle parts and supplies, chemicals, accessories, tools and maintenance parts. Although we believe we compete effectively on the basis of customer service, including the knowledge and expertise of our AutoZoners, merchandise quality, selection and availability, product warranty, store layout, location and convenience, price, and the strength of our AutoZone brand name, trademarks and service marks; some competitors may have competitive advantages, such as greater financial and marketing resources, larger stores with more merchandise, longer operating histories, more frequent customer visits and more effective advertising. If we are unable to continue to develop successful competitive strategies, or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.

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

     In recent years, several of our vendors have merged and others have announced plans to merge. Further vendor consolidation could limit the number of vendors from which we may purchase products and could materially affect the prices we pay for these products.

Consolidation among our competitors may negatively impact our business.

     In recent years, several large auto parts chains have merged. We do not know the impact these mergers will have upon competition in the retail automotive aftermarket. If our competitors are able to achieve efficiencies in their mergers, then there may be greater competitive pressures in the markets in which they are stronger.

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

Rising fuel prices may negatively impact our profitability.

     As mentioned above, rising fuel prices may negatively impact miles driven, which may reduce demand for the products that we sell, overall transaction count and our profitability. Fuel prices impact our merchandise distribution, commercial delivery and store utility costs.

Item 2. Properties

     The following table reflects the square footage and number of leased and owned properties for our stores as of August 28, 2004:

	No. of Stores	Square Footage
Leased	1,512	8,938,575
Owned	1,971	13,198,121

Total	3,483	22,136,696

     We have 3,341,459 square feet in distribution centers servicing our stores, most of which is owned, except for 998,237 square feet that is leased. Our distribution centers are located in Arizona, California, Georgia, Illinois, Louisiana, Ohio, Tennessee, Texas and Mexico. During fiscal 2004, we announced the opening of a new distribution center near Dallas, Texas. Upon opening this facility in fiscal 2005, we will close our smaller facility in San Antonio, Texas.

     Our store support center, which we own, is located in Memphis, Tennessee, and consists of 260,000 square feet. We also own and lease other properties that are not material in the aggregate.

Item 3. Legal Proceedings

     AutoZone is involved in various legal proceedings incidental to the conduct of our business. Although the amount of liability that may result from these proceedings cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our financial condition, results of operations, or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

     AutoZone’s common stock is listed on the New York Stock Exchange under the symbol “AZO.” On October 21, 2004, there were 3,391 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.

     We currently do not pay a cash dividend on our common stock. Any payment of dividends in the future would be dependent upon our financial condition, capital requirements, earnings, cash flow and other factors.

     The following table sets forth the high and low sales prices per share of common stock, as reported by the New York Stock Exchange, for the periods indicated:

	Price Range of Common Stock
	High	Low
Fiscal Year Ended August 28, 2004:
Fourth quarter	$89.80	$72.25
Third quarter	$90.55	$81.49
Second quarter	$97.76	$80.25
First quarter	$103.53	$86.03
Fiscal Year Ended August 30, 2003:
Fourth quarter	$92.29	$73.80
Third quarter	$87.00	$61.11
Second quarter	$86.45	$58.21
First quarter	$89.34	$68.55

     During 1998 the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended in March 2004, to increase the repurchase authorization to $3.9 billion from $3.3 billion. The program does not have an expiration date.

     Shares of common stock repurchased by the Company during the quarter ended August 28, 2004, were as follows:

			Total Number of	Maximum Dollar
			Shares Purchased	Value that May Yet
	Total Number	Average	as Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
May 9, 2004, to June 5, 2004	330,500	$87.24	78,599,259	$514,052,206
June 6, 2004, to July 3, 2004	1,237,300	86.51	79,836,559	407,011,766
July 4, 2004, to July 31, 2004	1,698,500	77.16	81,535,059	275,962,216
August 1, 2004, to August 28, 2004	678,700	74.96	82,213,759	225,086,764
Total	3,945,000	$80.56	82,213,759	$225,086,764

     The Company also repurchased, at fair value, 102,084 shares in fiscal 2004, 134,972 shares in fiscal 2003, and 260,805 shares in fiscal 2002 from employees electing to sell their stock under the Company’s Second Amended and Restated Employee Stock Purchase Plan, qualified under Section 423 of the Internal Revenue Code, under which all eligible employees may purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the plan, 66,572 shares were sold to employees in fiscal 2004, 84,310 shares were sold in fiscal 2003, and 112,922 shares were sold in fiscal 2002. At August 28, 2004, 535,682 shares of common stock were reserved for future issuance under this plan.

     The Company also has an Amended and Restated Executive Stock Purchase Plan that permits senior Company executives to purchase common stock up to 25 percent of their annual salary and bonus after the limits under the Second Amended and Restated Employee Stock Purchase Plan have been exceeded. Purchases by executives under this plan were 11,005 shares in fiscal 2004 and 18,524 shares in fiscal 2003. At August 28, 2004, 270,471 shares of common stock were reserved for future issuance under this plan

Item 6. Selected Financial Data

     The information contained in AutoZone, Inc.’s 2004 Annual Report in the section entitled “Selected Financial Data,” is incorporated herein by reference in response to this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in AutoZone, Inc.’s 2004 Annual Report in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is incorporated herein by reference in response to this item.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information contained in AutoZone, Inc.’s 2004 Annual Report in the section entitled “Quantitative and Qualitative Disclosures About Market Risk,” is incorporated herein by reference in response to this item.

Item 8. Financial Statements and Supplementary Data

     The information contained in AutoZone, Inc.’s 2004 Annual Report in the sections entitled “Consolidated Financial Statements,” is incorporated herein by reference in response to this item.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     As of August 28, 2004, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 28, 2004. No significant changes in our internal controls or in other factors have occurred that could significantly affect controls subsequent to August 28, 2004.

PART III

Item 10. Directors and Officers of the Registrant

     The information set forth in Part I of this document in the section entitled “Executive Officers of the Registrant,” is incorporated herein by reference in response to this item. Additionally, the information contained in AutoZone, Inc.’s Proxy Statement dated October 27, 2004, in the sections entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, is incorporated herein by reference in response to this item.

     The Company has adopted a Code of Ethical Conduct for Financial Executives that applies to its chief executive officer, chief financial officer, chief accounting officer and persons performing similar functions. The Company has filed a copy of this Code of Ethical Conduct (“Code of Ethics”) as Exhibit 14.1 to this Form 10-K. The Company has also made the Code of Ethics available on its investor relations website at http://www.autozoneinc.com.

Item 11. Executive Compensation

     The information contained in AutoZone, Inc.’s Proxy Statement dated October 27, 2004, in the section entitled “Executive Compensation,” is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information contained in AutoZone, Inc.’s Proxy Statement dated October 27, 2004, in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions

     Not applicable.

Item 14. Principal Accountant Fees and Services

     The information contained in AutoZone, Inc.’s Proxy Statement dated October 27, 2004, in the section entitled “Proposal 2 – Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

     (a) 1. Financial Statements

     The following financial statements, related notes and report of independent registered public accounting firm from AutoZone, Inc.’s 2004 Annual Report are incorporated herein by reference in response to this item:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the fiscal years ended August 28, 2004, August 30, 2003, and August 31, 2002

Consolidated Balance Sheets as of August 28, 2004, and August 30, 2003

Consolidated Statements of Cash Flows for the fiscal years ended August 28, 2004, August 30, 2003, and August 31, 2002

Consolidated Statements of Stockholders’ Equity for the fiscal years ended August 28, 2004, August 30, 2003, and August 31, 2002

Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

     Schedules are omitted because the information is not required or because the information required is included in the financial statements or notes thereto.

     3. Exhibits

     The Exhibit Index following this document’s signature pages is incorporated herein by reference in response to this item.

(b) Reports on Form 8-K.

During the quarter ended August 28, 2004, the Company filed the following reports on Form 8-K:

i.	Dated May 26, 2004, furnishing a press release regarding the financial results for the quarter ended May 8, 2004.

ii.	Dated June 30, 2004, furnishing a press release regarding a sales update.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOZONE, INC.
By:	/s/ Steve Odland
Steve Odland
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Dated: October 27, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Steve Odland Steve Odland	Chairman, President, Chief Executive Officer, & Director (Principal Executive Officer)	October 27, 2004
/s/ Michael Archbold Michael Archbold	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	October 27, 2004
/s/ Charlie Pleas, III Charlie Pleas, III	Vice President & Controller (Principal Accounting Officer)	October 27, 2004
/s/ Charles M. Elson Charles M. Elson	Director	October 27, 2004
/s/ Earl G. Graves, Jr. Earl G. Graves, Jr.	Director	October 27, 2004
/s/ N. Gerry House N. Gerry House	Director	October 27, 2004
/s/ J.R. Hyde, III J.R. Hyde, III	Director	October 27, 2004
/s/ Edward S. Lampert Edward S. Lampert	Director	October 27, 2004
/s/ W. Andrew McKenna W. Andrew McKenna	Director	October 27, 2004
/s/ James J. Postl James J. Postl	Director	October 27, 2004

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Third Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

4.1	Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 17, 1998.

4.2	Third Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended February 15, 2003.

4.3	Indenture dated as of August 8, 2003, between AutoZone, Inc. and Bank One Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to the Form S-3 (No. 333-107828) filed August 11, 2003.

*10.1	Fourth Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 4, 2002.

*10.2	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended August 26, 2000.

*10.3	Third Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.3 of the Form 10-K for the fiscal year ended August 30, 2003.

*10.4	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 23, 2002.

*10.5	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 23, 2002.

*10.6	AutoZone, Inc. Amended and Restated 2000 Executive Incentive Compensation Plan. Incorporated by reference to Exhibit 10.6 of the Form 10-K for the fiscal year ended August 30, 2003.

*10.7	AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended February 12, 2000.

*10.8	Form of Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1999.

*10.9	Form of Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 22, 1999.

10.10	Amended and Restated Credit Agreement dated as of May 21, 2002, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Fleet National Bank, as Administrative Agent and JPMorgan Chase Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.4 of the Form 8-K dated October 1, 2002.

10.11	Amendment No. 1, Consent and Waiver dated as of May 19, 2003, to Amended and Restated Credit Agreement dated as of May 21, 2002, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Fleet National Bank, as Administrative Agent and as Syndication Agent. Incorporated by reference to Exhibit 10.12 of the Form 10-K for the fiscal year ended August 30, 2003.

10.12	Five-Year Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Bank of America, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 6, 2000.

10.13	Amendment No. 1 dated May 23, 2001, to Five-Year Credit Agreement dated as of May 23, 2000, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Bank of America, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.20 to the Form 10-K for the fiscal year ended August 25, 2001.

10.14	Amendment No. 2 dated August 9, 2002, to Five-Year Credit Agreement dated as of May 23, 2000, (as amended by the certain Amendment No. 1 to Five-Year Credit Agreement dated May 23, 2001) among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Bank of America, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent. Incorporated by reference to Exhibit 10.3 to the Form 8-K dated October 1, 2001.

*10.15	Form of Employment and Non-Compete Agreement between AutoZone, Inc., and various officers. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 18, 2000.

*10.16	AutoZone, Inc., Amended and Restated Executive Stock Purchase Plan. Incorporated by reference to Exhibit 10.20 to the Form 10-K for the fiscal year ended August 31, 2002.

*10.17	AutoZone, Inc. 2003 Director Stock Option Plan. Incorporated by reference to Appendix C to the definitive proxy statement dated November 1, 2002, for the annual meeting of stockholders held December 12, 2002.

*10.18	AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Appendix D to the definitive proxy statement dated November 1, 2002, for the annual meeting of stockholders held December 12, 2002.

*10.19	Amended and Restated AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended February 15, 2003.

*10.20	Amended and Restated Employment and Non-Compete Agreement between Steve Odland and AutoZone, Inc., dated October 23, 2003. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 2003.

*10.21	Non-Compete Agreement between Steve Handschuh and AutoZone, Inc., dated January 13, 2004. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended February 14, 2004.

*10.22	Second Amended and Restated Executive Stock Purchase Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended February 14, 2004.

10.23	Amended and Restated Five-Year Credit Agreement dated as of May 17, 2004, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Fleet National Bank, as Administrative Agent and Citicorp USA, Inc., as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 8, 2004.

10.24	Amended and Restated 364-Day Credit Agreement dated as of May 17, 2004, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Fleet National Bank, as Administrative Agent and Citicorp USA, Inc., as Syndication Agent. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended May 8, 2004.

12.1	Computation of Ratio of Earnings to Fixed Charges

13.1	Fiscal 2004 Annual Report.

14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 of the Form 10-K for the fiscal year ended August 30, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.