Form 10-Q
period 2004-11-20
AUTOZONE INC
filed 2004-12-20
CIK 866787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 20, 2004, or

|_|	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  |X|    No  |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  |X|    No  |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value – 79,659,668 shares outstanding as of December 17, 2004.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	November 20, 2004	August 28, 2004
ASSETS
Current assets
Cash and cash equivalents	$63,881	$76,852
Accounts receivable	73,312	68,372
Merchandise inventories	1,629,312	1,561,479
Prepaid expenses and other current assets	73,739	49,054

Total current assets	1,840,244	1,755,757

Property and equipment
Property and equipment	2,767,860	2,709,137
Less: Accumulated depreciation and amortization	943,888	919,048

	1,823,972	1,790,089
Other assets
Goodwill, net of accumulated amortization	302,847	301,015
Other long-term assets	52,987	65,704

	355,834	366,719

	$4,020,050	$3,912,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,490,583	$1,429,128
Accrued expenses	289,994	310,880
Income taxes payable	79,396	72,096
Deferred income taxes	9,670	6,011

Total current liabilities	1,869,643	1,818,115

Long-term debt	1,824,775	1,869,250
Other liabilities	47,963	48,079
Deferred income taxes	281	5,728
Stockholders’ equity	277,388	171,393

	$4,020,050	$3,912,565

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Twelve Weeks Ended

	November 20, 2004	November 22, 2003
Net sales	$1,286,203	$1,282,040
Cost of sales, including warehouse
and delivery expenses	665,402	668,950
Operating, selling, general and
administrative expenses	404,488	397,985

Operating profit	216,313	215,105
Interest expense, net	21,790	20,260

Income before income taxes	194,523	194,845
Income taxes	72,000	73,100

Net income	$122,523	$121,745

Weighted average shares
for basic earnings per share	79,711	88,741
Effect of dilutive stock equivalents	1,037	1,681

Adjusted weighted average shares
for diluted earnings per share	80,748	90,422

Basic earnings per share	$1.54	$1.37

Diluted earnings per share	$1.52	$1.35

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Twelve Weeks Ended

	November 20, 2004	November 22, 2003
Cash flows from operating activities
Net income	$122,523	$121,745
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation and amortization of property and equipment	25,657	23,950
Amortization of debt origination fees	586	2,105
Income tax benefit from exercise of options	5,840	14,988
Gains from warranty negotiations	—	(16,000)
Changes in operating assets and liabilities:
Accounts receivable	(2,256)	(21,216)
Merchandise inventories	(71,601)	(8,257)
Accounts payable and accrued expenses	40,569	(7,952)
Income taxes payable	7,300	40,491
Deferred income taxes	(48)	(15,589)
Other, net	(15,653)	(22,609)

Net cash provided by operating activities	112,917	111,656

Cash flows from investing activities
Capital expenditures	(58,807)	(29,356)
Acquisition	(3,238)	—
Proceeds from disposal of capital assets	61	338

Net cash used in investing activities	(61,984)	(29,018)

Cash flows from financing activities
Proceeds from issuance of senior notes	—	500,000
Repayment of debt	—	(400,000)
Net repayments of commercial paper	(43,800)	(193,500)
Net proceeds from sale of common stock	10,362	19,196
Purchase of treasury stock	(30,000)	(60,445)
Settlement of interest rate hedge instruments	—	32,166
Other	(466)	1,853

Net cash used in financing activities	(63,904)	(100,730)

Net decrease in cash and cash equivalents	(12,971)	(18,092)
Cash and cash equivalents at beginning of period	76,852	93,102

Cash and cash equivalents at end of period	$63,881	$75,010

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the 2004 Annual Report to Shareholders for AutoZone, Inc. (the “Company”), which is incorporated by reference in its Annual Report on Form 10-K for the year ended August 28, 2004.

Operating results for the twelve weeks ended November 20, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2005. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. Each of the fourth quarters of fiscal 2004 and 2005 has 16 weeks. Additionally, our business is somewhat seasonal in nature, with the highest sales generally occurring in the summer months of June through August and the lowest sales generally occurring in the winter months of December through February.

Note B-Stock-Based Compensation

The Company has granted options to purchase common stock to some of its employees and directors under various plans, as described more fully in the Company’s Annual Report to Shareholders, which is incorporated by reference in its Annual Report on Form 10-K for the fiscal year ended August 28, 2004. The Company accounts for those plans using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income, as options are granted under those plans at an exercise price equal to the market value of the underlying common stock on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting and has adopted only the disclosure requirements of SFAS No. 123 until the Company adopts SFAS No. 123R, “Share-Based Payment” (see “Note C–New Accounting Standards”). The following table illustrates the effect on net income and earnings per share had the Company applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Twelve Weeks Ended

(in thousands, except per share amounts)	November 20, 2004	November 22, 2003
Net income, as reported	$122,523	$121,745
Pro forma compensation expense, net of related tax effects	(3,410)	(4,244)

Pro forma net income	$119,113	$117,501

Earnings per share
Basic – as reported	$1.54	$1.37

Basic – pro forma	$1.49	$1.32

Diluted – as reported	$1.52	$1.35

Diluted – pro forma	$1.47	$1.30

Note C-New Accounting Standards

During December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. AutoZone grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. Non-employee directors receive at least a portion of their fees in common stock or deferred in units with values equivalent to the value of shares of common stock as of the grant date. The Company also sells its stock at a discount to employees under various plans. SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company has not yet adopted this  pronouncement and is currently evaluating the expected impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

During October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law by the President. The Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (“repatriation provision”), provided certain criteria are met. The FASB directed its staff to issue FASB Staff Position FAS 109-b, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-b”). Under existing accounting rules a company is required to recognize the benefits from the repatriation provision during the reporting period that the Act was signed into law. FSP FAS 109-b allows a company time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings. The Company is currently evaluating the impact of the repatriation provision and expects to complete its evaluation by the end of its second fiscal quarter. Upon completing its evaluation, the Company may determine that all or a portion of its foreign earnings from its multiple entities in Mexico do not meet the criteria of the Act. For the foreign entities that are profitable, the Company has previously provided taxes on approximately $40 million in earnings that are being evaluated under the Act for repatriation. If all of this amount meets the criteria of the Act and were repatriated, it would result in a $12 million reduction to income tax expense in the period the evaluation is completed.

Note D-Inventories

Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. Included in inventory are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s inventory balances are effectively maintained under the first-in, first-out method as the Company’s policy is not to write up inventory for favorable LIFO adjustments, resulting in cost of sales being reflected at the higher amount. The cumulative balance of this unrecorded adjustment, which would be reduced upon experiencing price inflation on our merchandise purchases, was $161 million at November 20, 2004, and $158 million at August 28, 2004.

AutoZone has entered into pay-on-scan (“POS”) arrangements with certain vendors, whereby AutoZone will not purchase merchandise supplied by a vendor until that merchandise is ultimately sold to AutoZone’s customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to AutoZone’s customers. Since the Company does not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on the Company’s balance sheet. Upon the sale of the merchandise to AutoZone’s customers, AutoZone recognizes the liability for the goods and pays the vendor in accordance with the agreed-upon terms. Although AutoZone does not hold title to the goods, AutoZone controls pricing and has credit collection risk and therefore, revenues under POS arrangements are included in net sales in the income statement. AutoZone has financed the repurchase of existing merchandise inventory by certain vendors in order to convert such vendors to POS arrangements. These receivables have durations up to 24 months and approximated $55.7 million at November 20, 2004, and $58.3 million at August 28, 2004. The current portion of these receivables is reflected in accounts receivable and was $31.6 million at November 20, 2004, and $27.8 million at August 28, 2004. The long-term portion of $24.1 million at November 20, 2004, and $30.5 million at August 28, 2004, is reflected as a component of other long-term assets. Merchandise under POS arrangements was $150.3 million at November 20, 2004, and $146.6 million at August 28, 2004.

Note E-Product Warranties

The Company or its vendors supplying the products provide customers limited warranties on certain products that range from 30-day to lifetime warranties. In many cases, the Company’s vendors are responsible for warranty claims. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate. These obligations, which are often funded by vendor allowances, are recorded as a component of accrued expenses in the accompanying condensed consolidated balance sheets. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the liability as necessary resulting in income or expense recognition. The Company has successfully renegotiated with certain vendors to transfer warranty obligations to such vendors in order to minimize the Company’s warranty exposure, resulting in credits to earnings and ongoing reductions in allowances received and claim settlements. Changes in the Company’s warranty liability since year-end and for the prior year comparative period are as follows:

	Twelve Weeks Ended

(in thousands)	November 20, 2004	November 22, 2003
Balance at beginning of period	$11,493	$78,482
Allowances received from vendors	11,097	26,064
Income	—	(16,000)
Claim settlements	(12,629)	(23,556)

Balance at end of period	$9,961	$64,990

Note F-Legal Proceedings

AutoZone, Inc. is a defendant in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc. et al.,” filed in the U.S. District Court for the Southern District of New York in October 2004. The case was filed by approximately 159 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers, against 18 defendants, five of which are principally automotive aftermarket retailers and 13 of which are principally aftermarket manufacturers. The plaintiffs allege, inter alia, that the automotive aftermarket retailer defendants have conspired with the aftermarket manufacturer defendants to receive benefits such as volume discounts, rebates, early buy allowances and other allowances, fees, inventory without payment, sham advertising and promotional payments, a share in the manufacturers’ profits and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act and the Sherman Act (collectively, the “Acts”). Additionally, a subset of plaintiffs alleges a claim of fraud against the automotive aftermarket retailer defendants based on discovery issues in a prior litigation involving similar Robinson-Patman Act claims. In the prior litigation, the discovery dispute, as well as the underlying claims, was decided in favor of AutoZone and the other automotive aftermarket retailer defendants who proceeded to trial, pursuant to a unanimous jury verdict which was affirmed by the Second Circuit. In the current litigation, plaintiffs seek an unspecified amount of damages (including statutory trebling), attorneys’ fees, and a permanent injunction prohibiting the aftermarket retailer defendants from inducing and/or knowingly receiving discriminatory prices from any of the aftermarket manufacturer defendants and from opening up any further stores to compete with plaintiffs as long as defendants allegedly continue to violate the Acts. The Company believes this suit to be without merit and will vigorously defend against it.

The Company currently, and from time to time, is involved in various other legal proceedings incidental to the conduct of its business. Although the amount of liability that may result from these proceedings cannot be ascertained, the Company does not currently believe that in the aggregate, these other matters will result in liabilities material to the Company’s financial condition, results of operations or cash flows.

Note G-Pension Plans

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

On January 1, 2003, the Company’s supplemental defined benefit pension plan for certain highly compensated employees was also frozen. Accordingly, plan participants will earn no new benefits under the plan formula and no new participants will join the supplemental pension plan.

The components of the Company’s net periodic benefit cost for all periods presented are as follows:

	Twelve Weeks Ended

(in thousands)	November 20, 2004	November 22, 2003
Service cost	$—	$—
Interest cost	1,913	1,872
Expected return on plan assets	(1,871)	(1,586)
Amortization of prior service cost	(149)	(149)
Amortization of net loss	231	1,009

Net periodic benefit cost	$124	$1,146

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. As of November 20, 2004, the Company has not made any contributions to the plan during this fiscal year and does not expect that any funding will be required to be made during the remainder of this fiscal year.

Note H-Financing Arrangements

The Company’s long-term debt as of November 20, 2004, and August 28, 2004, consisted of the following:

(in thousands)	November 20, 2004	August 28, 2004
5.875% Senior Notes due October 2012, effective interest rate of 6.33%
	$300,000	$300,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%
	300,000	300,000
4.75% Senior Notes due November 2010, effective interest rate of 4.17%
	200,000	200,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%
	200,000	200,000
6.5% Senior Notes due July 2008	190,000	190,000
7.99% Senior Notes due April 2006	150,000	150,000
Commercial paper, weighted average interest rate of 2.1% at November 20, 2004, and 1.6% at August 28, 2004
	478,600	522,400
Other	6,175	6,850

	$1,824,775	$1,869,250

The Company maintains $1.0 billion of revolving credit facilities with a group of banks. Of the $1.0 billion, $300 million expires in May 2005 and $700 million expires in May 2009. It is expected that the portion expiring in May 2005 will be renewed, replaced or the option to extend the maturity date of the then-outstanding debt by one year will be exercised. The credit facilities exist primarily to support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, the Company had $391.0 million in available capacity under these facilities at November 20, 2004. The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (“LIBOR”), the lending bank’s base rate (as defined in the facility agreements) or a competitive bid rate at the option of the Company.

Commercial paper and other short-term borrowings are classified as long-term, as the Company has the ability and intent to refinance them on a long-term basis.

On August 17, 2004, the Company filed a shelf registration with the Securities and Exchange Commission that allows the Company to sell up to $300 million in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt, and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. Based on changing market conditions, the Company chose to delay its issuance of debt securities and settled the outstanding forward-starting interest rate swap.

The Company agreed to observe certain covenants under the terms of its borrowing agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage. All of the repayment obligations under the Company’s borrowing agreements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. Additionally, the repayment obligations may be accelerated if AutoZone experiences a change in control (as defined in the agreements) of AutoZone or its Board of Directors. As of November 20, 2004, the Company was in compliance with all covenants and expects to remain in compliance with all covenants.

Note I-Stock Repurchase Program

As of November 20, 2004, the Board of Directors had authorized the Company to repurchase up to $3.9 billion of common stock in the open market. From January 1, 1998 to November 20, 2004, the Company has repurchased a total of 82.6 million shares at an aggregate cost of $3.7 billion, including 356,138 shares of its common stock at an aggregate cost of $30.0 million during the twelve week period ended November 20, 2004.

Note J-Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and changes in the fair value of certain derivative financial instruments that qualify for cash flow hedge accounting. Comprehensive income for all periods presented is as follows:

	Twelve Weeks Ended

(in thousands)	November 20, 2004	November 22, 2003
Net income, as reported	$122,523	$121,745
Foreign currency translation adjustment	312	(1,060)
Net impact from derivative instruments	(3,041)	5,089

Comprehensive income	$119,794	$125,774

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of November 20, 2004, and the related condensed consolidated statements of income and cash flows for the twelve week periods ended November 20, 2004 and November 22, 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AutoZone, Inc. as of August 28, 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended, not presented herein, and, in our report dated September 21, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 28, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

December 6, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the nation’s leading retailer of automotive parts and accessories, with most of our sales to do-it-yourself (“DIY”) customers. At November 20, 2004, we operated 3,448 domestic stores and 64 stores in Mexico, compared with 3,259 domestic stores and 50 stores in Mexico at November 22, 2003. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. In many of our domestic stores we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers and service stations. We also sell the ALLDATA brand diagnostic and repair software. On the web, we sell diagnostic and repair information and auto and light truck parts through www.autozone.com. We do not derive revenue from automotive repair or installation.

Operating results for the twelve weeks ended November 20, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2005. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. Each of the fourth quarters of fiscal 2004 and 2005 has 16 weeks. Additionally, our business is somewhat seasonal in nature, with the highest sales generally occurring in the summer months of June through August and the lowest sales generally occurring in the winter months of December through February.

Twelve Weeks Ended November 20, 2004,

Compared with Twelve Weeks Ended November 22, 2003

Net sales for the twelve weeks ended November 20, 2004, increased $4.2 million, or 0.3%, over net sales of $1.3 billion for the comparable prior year period. This increase in sales was primarily driven by sales from new stores as comparable store sales (sales for domestic stores opened at least one year) decreased 3%. DIY sales were flat, commercial sales decreased 2% and combined sales from our ALLDATA and Mexico operations increased 13%. While our average ticket has increased over prior year, the number of customer transactions is below levels from the comparable prior year period. Higher gas prices continue to show a high correlation to reduced same store sales as do fewer miles driven, a key macro driver of our industry. Fewer miles were driven for two of the last three months reported by the Federal Highway Administration.

Gross profit for the twelve weeks ended November 20, 2004, was $620.8 million, or 48.3% of net sales, compared with $613.1 million, or 47.8% of net sales, during the comparable prior year period. The improvement in gross profit margin was primarily attributable to category management initiatives. During the comparable prior year period, warranty negotiations with our vendors resulted in a $16.0 million, or 1.2% of net sales, favorable impact to operating profit.

Operating, selling, general and administrative expenses for the twelve weeks ended November 20, 2004, increased by $6.5 million over such expenses for the comparable prior year period, and increased as a percentage of net sales from 31.0% to 31.4%. The timing of new store openings along with higher utility and fuel costs contributed to this increase.

Interest expense, net for the twelve weeks ended November 20, 2004, was $21.8 million compared with $20.3 million during the comparable prior year period. This increase was primarily due to higher average borrowing levels over the comparable prior year period. Average borrowings for the twelve weeks ended November 20, 2004, were $1.9 billion, compared with $1.6 billion for the comparable prior year period. Weighted average borrowing rates were 4.8% at November 20, 2004, and 5.4% at November 22, 2003.

Our effective income tax rate was 37.0% of pretax income for the twelve weeks ended November 20, 2004, and 37.5% for the comparable prior year period. For fiscal 2005, we expect the effective income tax rate to approximate 37.0%; however, the actual rate will depend on a number of factors, including the amount and source of operating income and the timing and nature of discrete income tax events.

Net income for the twelve week period ended November 20, 2004, increased slightly to $122.5 million, and diluted earnings per share increased by 12.7% to $1.52 from $1.35 in the comparable prior year period. The impact on current quarter diluted earnings per share from the stock repurchases since the end of the comparable prior year period was an increase of $0.11.

Liquidity and Capital Resources

The primary source of our liquidity is generated from our cash flows realized through the sale of automotive parts and accessories. For the twelve weeks ended November 20, 2004, our net cash flows from operating activities provided $112.9 million as compared with $111.7 million during the comparable prior year period. Prior to May 8, 2004, we had entered into arrangements with certain vendors and banks that, through our issuance of negotiable instruments to our vendors, the vendors could negotiate the instruments at attractive discount rates due to our credit rating. At May 8, 2004, we ceased the issuance of negotiable instruments under these arrangements. At November 20, 2004, approximately $32.6 million was payable by us under these arrangements and is included in accounts payable in the accompanying consolidated balance sheets. The increase in merchandise inventories, required to support new-store development and sales growth, has largely been financed by our vendors, as evidenced by a higher accounts payable to inventory ratio. Contributing to this improvement is the use of pay-on-scan (“POS”) arrangements with certain vendors, whereby we will not purchase merchandise supplied by a vendor until that merchandise is ultimately sold to our customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to our customers. Since we do not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on our balance sheet. Upon the sale of the merchandise to our customer, we recognize the liability for the goods and pay the vendor in accordance with the agreed upon terms. Although we do not hold title to the goods, we control pricing and have credit collection risk and therefore, revenues under POS arrangements are included in net sales in the income statement. We have financed the repurchase of existing merchandise inventory by certain vendors in order to convert such vendors to POS arrangements. These receivables have durations up to 24 months and approximated $55.7 million at November 20, 2004. The $31.6 million current portion of these receivables is reflected in accounts receivable and the $24.1 million long-term portion is reflected as a component of other long-term assets. Merchandise under POS arrangements was $150.3 million at November 20, 2004, and we continue to actively negotiate with our vendors to increase the use of POS arrangements.

Our net cash flows from investing activities for the twelve weeks ended November 20, 2004, used $62.0 million as compared with $29.0 million used in the comparable prior year period. Included in the current year amount was $3.2 million related to our acquisition of certain assets from a regional auto parts retailer. Four stores related to this transaction are being converted to AutoZone stores and will be reflected in our store counts when they reopen in the near future. Capital expenditures for the twelve weeks ended November 20, 2004, were $58.8 million compared to $29.4 million for the comparable prior year period. The increase in capital expenditures was driven by the investment in our new distribution facility in Texas and other current year initiatives. During this twelve week period, we opened 28 net new domestic stores and one new store in Mexico. In the comparable prior year period, we opened 40 net new domestic stores and one new store in Mexico. Capital expenditures for this fiscal year are estimated at $200 million, primarily related to the planned opening of approximately 200 new stores during this year and other initiatives.

Our net cash flows from financing activities for the twelve weeks ended November 20, 2004, used $63.9 million compared to $100.7 million for the comparable prior year period. The current period reflects $43.8 million in net repayments of commercial paper borrowings. The comparable prior year period reflects $500.0 million in proceeds from the issuance of senior notes, $193.5 million in net repayments of commercial paper and debt repayments of $400.0 million. Stock repurchases were $30.0 million in the current period as compared with $60.4 million in stock repurchases in the comparable prior year period. The settlement of interest rate hedge instruments provided $32.2 million in the comparable prior year period. For the twelve weeks ended November 20, 2004, exercises of stock options provided $16.2 million, including $5.8 million in related tax benefits that are reflected in cash flows from operating activities. In the comparable prior year period, exercises of stock options provided $34.2 million, including $15.0 million in related tax benefits. At November 20, 2004, options to purchase 2.4 million shares were exercisable at a weighted average exercise price of $47.

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

At November 20, 2004, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB+ and a commercial paper rating of A-2. Moody’s Investors Service had assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. As of November 20, 2004, Moody’s and Standard & Poor’s had AutoZone listed as having a “negative” and “stable” outlook, respectively. If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense will increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.

We maintain $1.0 billion of revolving credit facilities with a group of banks. Of the $1.0 billion, $300 million expires in May 2005 and $700 million expires in May 2009. We expect that the portion expiring in May 2005 will be renewed, replaced, or the option to extend the maturity date of the then-outstanding debt by one year will be exercised. The credit facilities exist primarily to support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, we had $391.0 million in available capacity under these facilities at November 20, 2004. The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending bank’s base rate (as defined in the facility agreements) or a competitive bid rate at our option.

On August 17, 2004, we filed a shelf registration with the Securities and Exchange Commission that allows us to sell up to $300 million in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt, and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. Based on changing market conditions, we chose to delay the issuance of debt securities and settled the outstanding forward-starting interest rate swap.

We have agreed to observe certain covenants under the terms of our borrowing agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage. All of the repayment obligations under our borrowing agreements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. Additionally, the repayment obligations may be accelerated if we experience a change in control (as defined in the agreements) of AutoZone or its Board of Directors. As of November 20, 2004, we were in compliance with all covenants and expect to remain in compliance with all covenants.

As of November 20, 2004, the Board of Directors had authorized the Company to repurchase up to $3.9 billion of common stock in the open market. This includes the additional $600 million that was approved by the Board of Directors on March 17, 2004. From January 1, 1998 to November 20, 2004, the Company has repurchased a total of 82.6 million shares at an aggregate cost of $3.7 billion, including 356,138 shares of its common stock at an aggregate cost of $30.0 million during the twelve week period ended November 20, 2004.

Off-Balance Sheet Arrangements

In conjunction with our commercial sales program, we offer credit to some of our commercial customers. Certain of the receivables related to the credit program are sold to a third party at a discount for cash with limited recourse. We have established a reserve for this recourse. At November 20, 2004, the receivables facility had an outstanding balance of $47.5 million and the balance of the recourse reserve was $1.0 million.

Since fiscal year end, we have issued additional and increased existing stand-by letters of credit that are primarily renewed on an annual basis to cover premium and deductible payments to our workers’ compensation carrier, and we cancelled some surety bonds. Our total standby letters of credit commitment at November 20, 2004 was $120.2 million compared with $97.2 million at August 28, 2004, and our total surety bonds commitment at November 20, 2004, was $10.6 million compared with $10.8 million at August 28, 2004.

Critical Accounting Policies

As there have been no changes to our critical accounting policies during fiscal 2005, refer to our Annual Report to Shareholders, which is incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended August 28, 2004, for a summary of our policies.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These are based on our assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation, competition; product demand; the economy; the ability to hire and retain qualified employees; consumer debt levels; inflation; gasoline prices; war and the prospect of war, including terrorist activity; availability of commercial transportation; construction delays; access to available and feasible financing; changes in laws or regulations; and our ability to continue to negotiate POS arrangements and other terms with our vendors. Forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those contemplated by such forward-looking statements, and such events could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section contained in our Annual Report on Form 10-K for the fiscal year ended August 28, 2004, for more details.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At November 20, 2004, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our 2004 Annual Report to Shareholders, which is incorporated by reference in our Annual Report on Form 10-K, were a $44.5 million reduction in variable rate debt and the settlement of the outstanding forward-starting interest rate swap.

We had $484.8 million of variable rate debt outstanding at November 20, 2004, and $529.3 million outstanding at August 28, 2004, both of which exclude the effect of any interest rate swaps designated and effective as cash flow hedges of such variable rate debt. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable impact on AutoZone’s pretax earnings and cash flows of $4.8 million in fiscal 2005 and $5.3 million in fiscal 2004, which includes the effects of any interest rate swaps. The primary interest rate exposure on variable rate debt is based on LIBOR. We had fixed rate debt outstanding of $1.3 billion at November 20, 2004, and at August 28, 2004, respectively. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $74.1 million at November 20, 2004, and by $81.1 million at August 28, 2004.

Item 4.	Controls and Procedures.

As of November 20, 2004, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 20, 2004. No significant changes in our internal controls or in other factors have occurred that could significantly affect controls subsequent to November 20, 2004.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings.

AutoZone, Inc. is a defendant in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc. et al.,” filed in the U.S. District Court for the Southern District of New York in October 2004. The case was filed by approximately 159 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers, against 18 defendants, five of which are principally automotive aftermarket retailers and 13 of which are principally aftermarket manufacturers. The plaintiffs allege, inter alia, that the automotive aftermarket retailer defendants have conspired with the aftermarket manufacturer defendants to receive benefits such as volume discounts, rebates, early buy allowances and other allowances, fees, inventory without payment, sham advertising and promotional payments, a share in the manufacturers’ profits and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act and the Sherman Act (collectively, the “Acts”). Additionally, a subset of plaintiffs alleges a claim of fraud against the automotive aftermarket retailer defendants based on discovery issues in a prior litigation involving similar Robinson-Patman Act claims. In the prior litigation, the discovery dispute, as well as the underlying claims, was decided in favor of AutoZone and the other automotive aftermarket retailer defendants who proceeded to trial, pursuant to a unanimous jury verdict which was affirmed by the Second Circuit. In the current litigation, plaintiffs seek an unspecified amount of damages (including statutory trebling), attorneys’ fees, and a permanent injunction prohibiting the aftermarket retailer defendants from inducing and/or knowingly receiving discriminatory prices from any of the aftermarket manufacturer defendants and from opening up any further stores to compete with plaintiffs as long as defendants allegedly continue to violate the Acts. The Company believes this suit to be without merit and will vigorously defend against it.

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

Item 2.           Changes in Securities and Use of Proceeds.

Shares of common stock repurchased by the Company during the quarter ended November 20, 2004, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
August 29, 2004, to September
25, 2004	—	$—	82,213,759	$225,086,764

September 26, 2004, to
October 23, 2004	—	—	82,213,759	225,086,764

October 24, 2004, to
November 20, 2004	356,138	84.24	82,569,897	195,086,767

Total	356,138	$84.24	82,569,897	$195,086,767

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

Item 4.           Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.           Other Information.

Not applicable.

Item 6.           Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Third Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	During the quarter ended November 20, 2004, the Company filed the following reports on Form 8-K:

i.	Dated September 21, 2004, furnishing a press release regarding the financial results for the fiscal year ended August 28, 2004.

ii.	Dated September 23, 2004, furnishing a press release announcing the Company’s updated commercial program count.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOZONE, INC.

By: /s/ MICHAEL G. ARCHBOLD
Michael G. Archbold
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By: /s/ CHARLIE PLEAS III
Charlie Pleas III
Vice President, Controller
(Principal Accounting Officer)

Dated: December 20, 2004

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