Form 10-Q
period 2005-05-07
AUTOZONE INC
filed 2005-06-06
CIK 866787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 7, 2005, or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value – 77,236,022 shares outstanding as of June 1, 2005.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	May 7, 2005	August 28, 2004

ASSETS
Current assets
Cash and cash equivalents	$77,378	$76,852
Accounts receivable	120,121	68,372
Merchandise inventories	1,639,190	1,561,479
Prepaid expenses and other current assets	75,049	49,054

Total current assets	1,911,738	1,755,757

Property and equipment
Property and equipment	2,889,077	2,709,137
Less: Accumulated depreciation and amortization	1,008,859	919,048

	1,880,218	1,790,089
Other assets
Goodwill, net of accumulated amortization	302,725	301,015
Deferred income taxes	25,077	—
Other long-term assets	48,744	65,704

	376,546	366,719

	$4,168,502	$3,912,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,429,675	$1,429,128
Accrued expenses	253,156	243,816
Income taxes payable	133,754	72,096
Deferred income taxes	—	6,011

Total current liabilities	1,816,585	1,751,051

Long-term debt	1,914,525	1,869,250
Other liabilities	138,646	115,143
Deferred income taxes	—	5,728
Stockholders’ equity	298,746	171,393

	$4,168,502	$3,912,565

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Twelve Weeks Ended		Thirty-six Weeks Ended

	May 7, 2005	May 8, 2004	May 7, 2005	May 8, 2004

Net sales	$1,338,387	$1,360,022	$3,828,645	$3,801,298
Cost of sales, including warehouse and delivery expenses	665,284	683,835	1,952,370	1,947,710
Operating, selling, general and administrative expenses	413,641	424,866	1,251,781	1,218,637

Operating profit	259,462	251,321	624,494	634,951
Interest expense, net	24,223	21,910	69,659	64,092

Income before income taxes	235,239	229,411	554,835	570,859
Income taxes	87,450	86,000	190,431	214,050

Net income	$147,789	$143,411	$364,404	$356,809

Weighted average shares for basic earnings per share	78,521	83,897	79,308	86,432
Effect of dilutive stock equivalents	973	1,305	1,061	1,458

Adjusted weighted average shares for diluted earnings per share	79,494	85,202	80,369	87,890

Basic earnings per share	$1.88	$1.71	$4.59	$4.13

Diluted earnings per share	$1.86	$1.68	$4.53	$4.06

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Thirty-six Weeks Ended

	May 7, 2005	May 8, 2004

Cash flows from operating activities
Net income	$364,404	$356,809
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	96,669	72,841
Deferred rent liability adjustment	21,527	—
Amortization of debt origination fees	1,829	3,445
Income tax benefit from exercise of options	23,374	20,582
Income from warranty negotiations	(1,736)	(26,625)
Changes in operating assets and liabilities
Accounts receivable	(45,204)	(30,623)
Merchandise inventories	(97,838)	(33,311)
Accounts payable and accrued expenses	4,090	(118,142)
Income taxes payable	61,658	105,216
Deferred income taxes	(38,890)	(3,660)
Other, net	13,628	(12,156)

Net cash provided by operating activities	403,511	334,376

Cash flows from investing activities
Capital expenditures	(186,939)	(112,178)
Acquisition	(3,116)	(11,424)
Proceeds from disposal of capital assets	3,679	1,702

Net cash used in investing activities	(186,376)	(121,900)

Cash flows from financing activities
Proceeds from issuance of debt	300,000	500,000
Repayment of debt	—	(431,320)
Net proceeds from (repayments of) commercial paper	(252,700)	183,392
Net proceeds from sale of common stock	45,212	24,320
Purchase of treasury stock	(308,558)	(530,303)
Settlement of interest rate hedge instruments	—	32,166
Other	(563)	3,969

Net cash used in financing activities	(216,609)	(217,776)

Net increase (decrease) in cash and cash equivalents	526	(5,300)
Cash and cash equivalents at beginning of period	76,852	93,102

Cash and cash equivalents at end of period	$77,378	$87,802

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

Operating results for the twelve and thirty-six weeks ended May 7, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2005. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. Each of the fourth quarters of fiscal 2004 and 2005 has 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring in the summer months of June through August and the lowest sales generally occurring in the winter months of December through February.

Note B-Stock-Based Compensation

The Company has granted options to purchase common stock to some of its employees and directors under various plans, as described more fully in the Company’s Annual Report to Shareholders, which is incorporated by reference in its Annual Report on Form 10-K for the fiscal year ended August 28, 2004. The Company accounts for those plans using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income, as options are granted under those plans at an exercise price equal to the market value of the underlying common stock on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting and has adopted only the disclosure requirements of SFAS 123 until the Company adopts SFAS No. 123(R), “Share-Based Payment” (See “Note C–New Accounting Standards”). The following table illustrates the pro forma effect on net income and earnings per share had the Company applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation:

	Twelve Weeks Ended		Thirty-six Weeks Ended

(in thousands, except per share amounts)	May 7, 2005	May 8, 2004	May 7, 2005	May 8, 2004

Net income, as reported	$147,789	$143,411	$364,404	$356,809
Pro forma compensation expense, net of related tax effects	(470)	(3,414)	(7,550)	(11,537)

Pro forma net income	$147,319	$139,997	$356,854	$345,272

Earnings per share
Basic – as reported	$1.88	$1.71	$4.59	$4.13

Basic – pro forma	$1.87	$1.67	$4.50	$3.99

Diluted – as reported	$1.86	$1.68	$4.53	$4.06

Diluted – pro forma	$1.85	$1.64	$4.44	$3.92

Note C-New Accounting Standards

During December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. AutoZone grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. Non-employee directors receive at least a portion of their fees in common stock or deferred in units with values equivalent to the value of shares of common stock as of the grant date. The Company also sells its stock at a discount to employees under various plans. SFAS 123(R) is effective for all fiscal years beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123(R) to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company plans to adopt this pronouncement on August 28, 2005, which is the beginning of its next fiscal year. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have an impact on our results of operations, but will not have an impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on, among other things, levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note B-Stock-Based Compensation. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in the accompanying condensed consolidated statement of cash flows for such excess tax deductions were $23.4 million in the current year and $20.6 million in the comparable prior year period.

During October 2004, the American Jobs Creation Act of 2004 (the “Act”) went into effect. The Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (“repatriation provision”), provided certain criteria are met. The FASB directed its staff to issue FASB Staff Position FAS 109-b, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-b”). Under existing accounting rules a company is required to recognize the benefits from the repatriation provision during the reporting period that the Act was signed into law. FSP FAS 109-b allows a company time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings. The Company completed its evaluation of the impact of the repatriation provision during the quarter ended February 12, 2005. Based on this evaluation, the Company has determined that approximately $36 million of its foreign earnings from its multiple entities in Mexico meet the criteria of the Act. As the Company has previously recorded deferred income taxes on these amounts, the planned repatriation resulted in a $12 million one-time reduction to income tax expense for the quarter ended February 12, 2005. Primarily due to this one-time reduction, the Company’s effective income tax rate was reduced to 34.3% for the thirty-six week period ended May 7, 2005, from our previously estimated annual effective income tax rate of 37.0%.

Note D-Inventories

Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. Included in inventory are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s inventory balances are effectively maintained under the first-in, first-out method as the Company’s policy is not to write up inventory for favorable LIFO adjustments, resulting in cost of sales being reflected at the higher amount. The cumulative balance of this unrecorded adjustment, which would be reduced upon experiencing price inflation on our merchandise purchases, was $178 million at May 7, 2005, and $158 million at August 28, 2004.

AutoZone has entered into pay-on-scan (“POS”) arrangements with certain vendors, whereby AutoZone will not purchase merchandise supplied by a vendor until just before that merchandise is ultimately sold to AutoZone’s customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to AutoZone’s customers. Since the Company does not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on the Company’s balance sheet. Upon the sale of the merchandise to AutoZone’s customers, AutoZone recognizes the liability for the goods and pays the vendor in accordance with the agreed-upon terms. Although AutoZone does not hold title to the goods, AutoZone controls pricing and has credit collection risk and therefore, gross revenues under POS arrangements are included in net sales in the income statement. AutoZone has financed the repurchase of existing merchandise inventory by certain vendors in order to convert such vendors to POS arrangements. These receivables have durations up to 25 months and approximated $57.3 million at May 7, 2005, and $58.3 million at August 28, 2004. The current portion of these receivables is reflected in accounts receivable and was $38.0 million at May 7, 2005, and $27.8 million at August 28, 2004. The long-term portion of $19.3 million at May 7, 2005, and $30.5 million at August 28, 2004, is reflected as a component of other long-term assets. Merchandise under POS arrangements was $140.7 million at May 7, 2005, and $146.6 million at August 28, 2004.

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

	Thirty-six Weeks Ended

(in thousands)	May 7, 2005	May 8, 2004

Balance at beginning of period	$11,493	$78,482
Allowances received from vendors	31,320	25,944
Income	(1,736)	(26,625)
Claim settlements	(34,278)	(45,055)

Balance at end of period	$6,799	$32,746

Note F-Legal Proceedings

AutoZone, Inc. is a defendant in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc. et al.,” filed in the U.S. District Court for the Southern District of New York in October 2004. The case was filed by approximately 159 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers, against 18 defendants, five of which are principally automotive aftermarket retailers and 13 of which are principally aftermarket manufacturers (one aftermarket manufacturer subsequently settled, leaving 12 aftermarket manufacturer defendants). The plaintiffs allege, inter alia, that the automotive aftermarket retailer defendants have conspired with the aftermarket manufacturer defendants to receive benefits such as volume discounts, rebates, early buy allowances and other allowances, fees, inventory without payment, sham advertising and promotional payments, a share in the manufacturers’ profits and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act and the Sherman Act (collectively, the “Acts”). Additionally, a subset of plaintiffs alleges a claim of fraud against the automotive aftermarket retailer defendants based on discovery issues in a prior litigation involving similar Robinson-Patman Act claims. In the prior litigation, the discovery dispute, as well as the underlying claims, was decided in favor of AutoZone and the other automotive aftermarket retailer defendants who proceeded to trial, pursuant to a unanimous jury verdict which was affirmed by the Second Circuit. In the current litigation, plaintiffs seek an unspecified amount of damages (including statutory trebling), attorneys’ fees, and a permanent injunction prohibiting the aftermarket retailer defendants from inducing and/or knowingly receiving discriminatory prices from any of the aftermarket manufacturer defendants and from opening up any further stores to compete with plaintiffs as long as defendants allegedly continue to violate the Acts. The Company believes this suit to be without merit and will vigorously defend against it.

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

The components of the Company’s net periodic benefit cost related to all of its pension plans for all periods presented are as follows:

	Twelve Weeks Ended		Thirty-six Weeks Ended

(in thousands)	May 7, 2005	May 8, 2004	May 7, 2005	May 8, 2004

Service cost	$—	$—	$—	$—
Interest cost	1,913	1,872	5,739	5,617
Expected return on plan assets	(1,871)	(1,586)	(5,613)	(4,757)
Amortization of prior service cost	(149)	(149)	(447)	(446)
Amortization of net loss	231	1,009	693	3,026

Net periodic benefit cost	$124	$1,146	$372	$3,440

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. As of May 7, 2005, the Company has not made any contributions to the plan during this fiscal year and does not expect that any funding will be required to be made during the remainder of this fiscal year.

Note H-Financing Arrangements

The Company’s long-term debt consisted of the following:

(in thousands)	May 7, 2005	August 28, 2004

Bank Term Loan due December 2009, effective interest rate of 4.55%	$300,000	$—
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	300,000	300,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
4.75% Senior Notes due November 2010, effective interest rate of 4.17%	200,000	200,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.5% Senior Notes due July 2008	190,000	190,000
7.99% Senior Notes due April 2006	150,000	150,000
Commercial paper, weighted average interest rate of 3.1% at May 7, 2005, and 1.6% at August 28, 2004	269,700	522,400
Other	4,825	6,850

	$1,914,525	$1,869,250

The Company maintains $1.0 billion of revolving credit facilities with a group of banks. On May 3, 2005, the expiration dates of the facilities were extended by one year as permitted under the original agreement. Of the $1.0 billion, $300 million now expires in May 2006 and $700 million now expires in May 2010. The credit facilities exist primarily to support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, the Company had $598.6 million in available capacity under these facilities at May 7, 2005. The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (“LIBOR”), the lending bank’s base rate (as defined in the facility agreements) or a competitive bid rate at the option of the Company.

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

On December 23, 2004, the Company entered into a Credit Agreement for a $300 million, 5-year term loan with a group of banks. The term loan consists of, at the Company’s election, base rate loans, Eurodollar loans or a combination thereof. Interest accrues on base rate loans at a base rate per annum equal to the higher of prime rate or the Federal Funds Rate plus 1/2 of 1%. Interest accrues on Eurodollar loans at a defined Eurodollar rate plus the applicable percentage, which can range from 40 basis points to 112.5 basis points, depending upon the Company’s senior unsecured (non-credit enhanced) long term debt rating, as published by Standard & Poor’s Ratings Services and/or Moody’s Investors Service, Inc. At AutoZone’s current ratings, the applicable percentage on Eurodollar loans is 50 basis points. On December 30, 2004, the full principal amount of $300 million was funded as a Eurodollar loan. AutoZone may select interest periods of one, two, three or six months for Eurodollar loans, subject to availability. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. AutoZone entered into an interest rate swap agreement to effectively fix, based on current debt ratings, the interest rate of the term loan at 4.55%. AutoZone has the option to extend loans into subsequent interest period(s) or convert them into loans of another interest rate type. The entire unpaid principal amount of the term loan will be due and payable in full on December 23, 2009, when the facility terminates. The Company may prepay the term loan in whole or in part at any time without penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of Eurodollar borrowings.

The Company agreed to observe certain covenants under the terms of its borrowing agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage. All of the repayment obligations under the Company’s borrowing agreements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. Additionally, the repayment obligations may be accelerated if AutoZone experiences a change in control (as defined in the agreements) of AutoZone or its Board of Directors. As of May 7, 2005, the Company was in compliance with all covenants and expects to remain in compliance with all covenants.

Note I-Stock Repurchase Program

As of May 7, 2005, the Board of Directors had authorized the Company to repurchase up to $4.4 billion of common stock in the open market. This includes the additional $500 million that was approved by the Board of Directors on March 16, 2005. From January 1, 1998 to May 7, 2005, the Company has repurchased a total of 85.8 million shares at an aggregate cost of $4.0 billion; including 3.6 million shares of its common stock at an aggregate cost of $308.6 million during the thirty-six week period ended May 7, 2005.

Note J-Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and changes in the fair value of certain derivative financial instruments that qualify for cash flow hedge accounting. Comprehensive income for all periods presented is as follows:

	Twelve Weeks Ended		Thirty-six Weeks Ended

(in thousands)	May 7, 2005	May 8, 2004	May 7, 2005	May 8, 2004

Net income, as reported	$147,789	$143,411	$364,404	$356,809
Foreign currency translation adjustment	2,001	(2,973)	4,368	(3,746)
Net impact from derivative instruments	2,333	10,327	(1,447)	15,704

Comprehensive income	$152,123	$150,765	$367,325	$368,767

Note K-Lease Accounting

Based on recent clarifications from the Securities and Exchange Commission, the Company completed a detailed review of its accounting for rent expense and expected useful lives of leasehold improvements. The Company noted inconsistencies in the periods used to amortize leasehold improvements and the periods used to straight-line rent expense. The Company has revised its policy to record rent for all operating leases on a straight-line basis over the lease term, including any reasonably assured renewal periods and the period of time prior to the lease term that the Company is in possession of the leased space for the purpose of installing leasehold improvements. Additionally, all leasehold improvements are to be amortized over the lesser of their useful life or the remainder of the lease term, including any reasonably assured renewal periods, in effect when the leasehold improvements are placed in service. During the quarter ended February 12, 2005, the Company recorded an adjustment in the amount of $40.3 million pre-tax ($25.4 million after-tax), which included the impact on prior years, to reflect additional amortization of leasehold improvements and additional rent expense as if this new policy had always been followed by the Company. The impact of the adjustment on any prior year is immaterial.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of May 7, 2005, and the related condensed consolidated statements of income for the twelve and thirty-six week periods ended May 7, 2005 and May 8, 2004, and the condensed consolidated statements of cash flows for the thirty-six week periods ended May 7, 2005 and May 8, 2004. These financial statements are the responsibility of the Company’s management.

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
Memphis, Tennessee May 24, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the nation’s leading retailer of automotive parts and accessories, with most of our sales to do-it-yourself (“DIY”) customers. As of May 7, 2005, we operated 3,505 domestic stores and 73 stores in Mexico, compared with 3,337 domestic stores and 60 stores in Mexico at May 8, 2004. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. In many of our stores we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers and service stations. We also sell the ALLDATA brand diagnostic and repair software. On the web, we sell diagnostic and repair information and automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com. We do not derive revenue from automotive repair or installation.

Operating results for the twelve and thirty-six weeks ended May 7, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2005. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. Each of the fourth quarters of fiscal 2004 and 2005 has 16 weeks. Additionally, our business is somewhat seasonal in nature, with the highest sales generally occurring in the summer months of June through August and the lowest sales generally occurring in the winter months of December through February.

Twelve Weeks Ended May 7, 2005, Compared with Twelve Weeks Ended May 8, 2004

Net sales for the twelve weeks ended May 7, 2005, decreased $21.6 million, or 1.6%, from net sales of $1.36 billion for the comparable prior year period. This decrease in sales was primarily driven by a 5% decrease in comparable store sales (sales for domestic stores opened at least one year). DIY sales decreased 2% and commercial sales decreased 5%, while combined sales from our ALLDATA and Mexico operations increased 15%. While our average ticket has increased over the prior year, the number of customer transactions is below levels from the comparable prior year period.

Gross profit for the twelve weeks ended May 7, 2005, was $673.1 million, or 50.3% of net sales, compared with $676.2 million, or 49.7% of net sales, during the comparable prior year period. During the comparable prior year period, warranty negotiations with our vendors resulted in a $10.6 million, or 0.8%, of net sales, favorable impact to operating profit. The improvement in gross profit margin was primarily attributable to ongoing category management initiatives, which more than offset the prior year warranty benefit.

Operating, selling, general and administrative expenses for the twelve weeks ended May 7, 2005, was $413.6 million, or 30.9% of net sales, compared with $424.9 million, or 31.2% of net sales, during the comparable prior year period. Contributing to the decline in operating expenses is lower bad debt from improved collections on receivables and initiatives that have reduced operating expenses.

Interest expense, net for the twelve weeks ended May 7, 2005, was $24.2 million compared with $21.9 million during the comparable prior year period. This increase was primarily due to a higher average borrowing rate versus the comparable prior year period. Average borrowings for the twelve weeks ended May 7, 2005, were $1.94 billion, compared with $1.92 billion for the comparable prior year period. Weighted average borrowing rates were 5.0% at May 7, 2005, and 4.6% at May 8, 2004.

Our effective income tax rate was 37.2% of pretax income for the twelve weeks ended May 7, 2005, and 37.5% for the comparable prior year period.

Net income for the twelve-week period ended May 7, 2005, increased $4.4 million, or 3.1%, to $147.8 million, and diluted earnings per share increased by 10.5% to $1.86 from $1.68 in the comparable prior year period. The impact on current quarter diluted earnings per share from the stock repurchases since the end of the comparable prior year period was an increase of $0.07.

Thirty-six Weeks Ended May 7, 2005, Compared with Thirty-six Weeks Ended May 8, 2004

Net sales for the thirty-six weeks ended May 7, 2005, increased $27.3 million, or 0.7%, over net sales of $3.80 billion for the comparable prior year period. This increase in sales was primarily driven by sales from new stores as comparable store sales (sales for domestic stores opened at least one year) decreased 3%. DIY sales increased 1%, commercial sales decreased 2% and combined sales from our ALLDATA and Mexico operations increased 14%. While our average ticket has increased over prior year, the number of customer transactions is below levels from the comparable prior year period.

Gross profit for the thirty-six weeks ended May 7, 2005, was $1.88 billion, or 49.0% of net sales, compared with $1.85 billion, or 48.8% of net sales, during the comparable prior year period. During the comparable prior year period, warranty negotiations with our vendors resulted in a $26.6 million, or 0.7% of net sales, favorable impact to gross profit. The improvement in gross profit margin was primarily attributable to reduced sales of discretionary, lower margin, merchandise as well as ongoing category management initiatives, which more than offset the prior year warranty.

Operating, selling, general and administrative expenses for the thirty-six weeks ended May 7, 2005, was $1.25 billion, or 32.7% of net sales, compared with $1.22 billion, or 32.1% of net sales, during the comparable year period. This increase is primarily related to the $40.3 million adjustment, or 1.1% of net sales, related to accounting for leases (see “Note K-Lease Accounting” in the accompanying Notes to Condensed Consolidated Financial Statements), which was partially offset by a decline in other expenses primarily due to lower bad debt from improved collections on receivables and initiatives that have reduced operating expenses.

Interest expense, net for the thirty-six weeks ended May 7, 2005, was $69.7 million compared with $64.1 million during the comparable prior year period. This increase was due to both higher average borrowing levels and rates versus the comparable prior year period. Average borrowings for the thirty-six weeks ended May 7, 2005, were $1.95 billion, compared with $1.75 billion for the comparable prior year period. Weighted average borrowing rates were 5.0% at May 7, 2005, and 4.6% at May 8, 2004.

Our effective income tax rate was 34.3% of pretax income for the thirty-six weeks ended May 7, 2005, and 37.5% for the comparable prior year period. The current year effective rate reflects $15.3 million in one-time tax benefits recorded during the quarter ended February 12, 2005, primarily related to the repatriation of Mexican earnings as a result of the American Jobs Creation Act of 2004.

Net income for the thirty-six week period ended May 7, 2005, increased $7.6 million, or 2.1%, to $364.4 million, and diluted earnings per share increased by 11.7% to $4.53 from $4.06 in the comparable prior year period. The impact on current period diluted earnings per share from the stock repurchases since the end of the comparable prior year period was an increase of $0.15.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts and accessories. For the thirty-six weeks ended May 7, 2005, our net cash flows from operating activities provided $403.5 million as compared with $334.4 million during the comparable prior year period. The year-over-year improvement in cash flows from operating activities is primarily due to changes in accounts payable and accrued expenses. The increase in merchandise inventories, required to support new-store development and sales growth, has largely been financed by our vendors, as evidenced by an 87% accounts payable to inventory ratio. Contributing to the favorable year-over-year change in accounts payable and accrued expenses is the use of pay-on-scan (“POS”) arrangements with certain vendors, whereby we will not purchase merchandise supplied by a vendor until just before that merchandise is ultimately sold to our customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to our customers. Since we do not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on our balance sheet. Upon the sale of the merchandise to our customer, we recognize the liability for the goods and pay the vendor in accordance with the agreed upon terms. Although we do not hold title to the goods, we control pricing and have credit collection risk and therefore, revenues under POS arrangements are included gross in net sales in the income statement. We have financed the repurchase of existing merchandise inventory by certain vendors in order to convert such vendors to POS arrangements. These receivables have durations up to 25 months and approximated $57.3 million at May 7, 2005. The $38.0 million current portion of these receivables is reflected in accounts receivable and the $19.3 million long-term portion is reflected as a component of other long-term assets at May 7, 2005. Merchandise under POS arrangements was $140.7 million at May 7, 2005, and we continue to actively negotiate with our vendors to increase the use of POS arrangements.

Our net cash flows from investing activities for the thirty-six weeks ended May 7, 2005, used $186.4 million as compared with $121.9 million used in the comparable prior year period. Included in the current year amount was $3.1 million related to our acquisition of certain assets from a regional auto parts retailer. Four stores related to this transaction have been converted to AutoZone stores and are reflected in our store counts. Capital expenditures for the thirty-six weeks ended May 7, 2005, were $186.9 million compared to $112.2 million for the comparable prior year period. The increase in capital expenditures was driven by the investment in our new distribution facility in Texas, an increase in stores under development and other current year initiatives. During this thirty-six week period, we opened 85 net new domestic stores and 10 new stores in Mexico. In the comparable prior year period, we opened 118 net new domestic stores and 11 new stores in Mexico. Capital expenditures for this fiscal year are estimated at $250 million, primarily related to the planned opening of approximately 200 new stores during this year, our new distribution facility and other initiatives.

Our net cash flows from financing activities for the thirty-six weeks ended May 7, 2005, used $216.6 million compared to $217.8 million used for the comparable prior year period. The current period reflects $300.0 million in proceeds from the issuance of a bank term loan, and $252.7 million in net repayments of commercial paper borrowings. The comparable prior year period reflects $500.0 million in proceeds from the issuance of senior notes, $183.4 million in net proceeds from commercial paper and debt repayments of $431.3 million. Stock repurchases were $308.6 million in the current period as compared with $530.3 million in stock repurchases in the comparable prior year period. The settlement of interest rate hedge instruments provided $32.2 million in the comparable prior year period. For the thirty-six weeks ended May 7, 2005, exercises of stock options provided $68.6 million, including $23.4 million in related tax benefits that are reflected in cash flows from operating activities. In the comparable prior year period, exercises of stock options provided $44.9 million, including $20.6 million in related tax benefits. At May 7, 2005, options to purchase 1.8 million shares were exercisable at a weighted average exercise price of $48.

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

At May 7, 2005, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB+ and a commercial paper rating of A-2. Moody’s Investors Service had assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. As of May 7, 2005, Moody’s and Standard & Poor’s had AutoZone listed as having a “negative” and “stable” outlook, respectively. If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense will increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.

We maintain $1.0 billion of revolving credit facilities with a group of banks. On May 3, 2005, the expiration dates of the facilities were extended by one year as permitted under the original agreement. Of the $1.0 billion, $300 million now expires in May 2006 and $700 million now expires in May 2010. The credit facilities exist primarily to support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, we had $598.6 million in available capacity under these facilities at May 7, 2005. The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending bank’s base rate (as defined in the facility agreements) or a competitive bid rate at our option.

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

On December 23, 2004, we entered into a Credit Agreement for a $300 million, 5-year term loan with a group of banks. The term loan consists of, at our election, base rate loans, Eurodollar loans or a combination thereof. Interest accrues on base rate loans at a base rate per annum equal to the higher of prime rate or the Federal Funds Rate plus 1/2 of 1%. Interest accrues on Eurodollar loans at a defined Eurodollar rate plus the applicable percentage, which can range from 40 basis points to 112.5 basis points, depending upon our senior unsecured (non-credit enhanced) long term debt rating, as published by Standard & Poor’s Ratings Services and/or Moody’s Investors Service, Inc. At our current ratings, the applicable percentage on Eurodollar loans is 50 basis points. On December 30, 2004, the full principal amount of $300 million was funded as a Eurodollar loan. We may select interest periods of one, two, three or six months for Eurodollar loans, subject to availability. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. We entered into an interest rate swap agreement on December 29, 2004, to effectively fix, based on current debt ratings, the interest rate of the term loan at 4.55%. We have the option to extend loans into subsequent interest period(s) or convert them into loans of another interest rate type. The entire unpaid principal amount of the term loan will be due and payable in full on December 23, 2009, when the facility terminates. We may prepay the term loan in whole or in part at any time without penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of Eurodollar borrowings.

We have agreed to observe certain covenants under the terms of our borrowing agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage. All of the repayment obligations under our borrowing agreements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. Additionally, the repayment obligations may be accelerated if we experience a change in control (as defined in the agreements) of AutoZone or its Board of Directors. As of May 7, 2005, we were in compliance with all covenants and expect to remain in compliance with all covenants.

As of May 7, 2005, the Board of Directors had authorized the Company to repurchase up to $4.4 billion of common stock in the open market. This includes the additional $500 million that was approved by the Board of Directors on March 16, 2005. From January 1, 1998 to May 7, 2005, the Company has repurchased a total of 85.8 million shares at an aggregate cost of $4.0 billion; including 3.6 million shares of its common stock at an aggregate cost of $308.6 million during the thirty-six week period ended May 7, 2005.

Off-Balance Sheet Arrangements

In conjunction with our commercial sales program, we offer credit to some of our commercial customers. Certain of the receivables related to the credit program are sold to a third party at a discount for cash with limited recourse. We have established a reserve for this recourse. At May 7, 2005, the receivables facility had an outstanding balance of $49.6 million and the balance of the recourse reserve was approximately $800,000.

Since fiscal year end, we have issued additional and increased existing stand-by letters of credit that are primarily renewed on an annual basis to cover premium and deductible payments to our workers’ compensation carrier. Our total standby letters of credit commitment at May 7, 2005 was $121.1 million compared with $97.2 million at August 28, 2004, and our total surety bonds commitment at May 7, 2005, was $10.7 million compared with $10.8 million at August 28, 2004.

AutoZone has entered into pay-on-scan (“POS”) arrangements with certain vendors, whereby AutoZone will not purchase merchandise supplied by a vendor until just before that merchandise is ultimately sold to AutoZone’s customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to AutoZone’s customers. Since the Company does not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on the Company’s balance sheet. Upon the sale of the merchandise to AutoZone’s customers, AutoZone recognizes the liability for the goods and pays the vendor in accordance with the agreed-upon terms. Although AutoZone does not hold title to the goods, AutoZone controls pricing and has credit collection risk and therefore, gross revenues under POS arrangements are included in net sales in the income statement. Merchandise under POS arrangements was $140.7 million at May 7, 2005, and $146.6 million at August 28, 2004.

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

At May 7, 2005, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our 2004 Annual Report to Shareholders, which is incorporated by reference in our Annual Report on Form 10-K, were the proceeds from the $300.0 million term loan, a $252.7 million reduction in commercial paper, the settlement of an outstanding forward-starting interest rate swap and the execution of a new interest rate swap to fix the interest rate on the $300.0 million term loan.

We had $574.5 million of variable rate debt outstanding at May 7, 2005, and $529.3 million outstanding at August 28, 2004, both of which exclude the effect of any interest rate swaps designated and effective as cash flow hedges of such variable rate debt. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable impact on AutoZone’s pretax earnings and cash flows of $5.7 million in fiscal 2005 and $5.3 million in fiscal 2004, which excludes the effects of any interest rate swaps. The primary interest rate exposure on variable rate debt is based on LIBOR. We had fixed rate debt outstanding of $1.34 billion at May 7, 2005, and at August 28, 2004. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $66.0 million at May 7, 2005, and by $81.1 million at August 28, 2004.

Item 4.	Controls and Procedures.

As of May 7, 2005, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 7, 2005. No significant changes in our internal controls or in other factors have occurred that could significantly affect controls subsequent to May 7, 2005.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

AutoZone, Inc. is a defendant in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc. et al.,” filed in the U.S. District Court for the Southern District of New York in October 2004. The case was filed by approximately 159 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers, against 18 defendants, five of which are principally automotive aftermarket retailers and 13 of which are principally aftermarket manufacturers (one aftermarket manufacturer subsequently settled, leaving 12 aftermarket manufacturer defendants). The plaintiffs allege, inter alia, that the automotive aftermarket retailer defendants have conspired with the aftermarket manufacturer defendants to receive benefits such as volume discounts, rebates, early buy allowances and other allowances, fees, inventory without payment, sham advertising and promotional payments, a share in the manufacturers’ profits and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act and the Sherman Act (collectively, the “Acts”). Additionally, a subset of plaintiffs alleges a claim of fraud against the automotive aftermarket retailer defendants based on discovery issues in a prior litigation involving similar Robinson-Patman Act claims. In the prior litigation, the discovery dispute, as well as the underlying claims, was decided in favor of AutoZone and the other automotive aftermarket retailer defendants who proceeded to trial, pursuant to a unanimous jury verdict which was affirmed by the Second Circuit. In the current litigation, plaintiffs seek an unspecified amount of damages (including statutory trebling), attorneys’ fees, and a permanent injunction prohibiting the aftermarket retailer defendants from inducing and/or knowingly receiving discriminatory prices from any of the aftermarket manufacturer defendants and from opening up any further stores to compete with plaintiffs as long as defendants allegedly continue to violate the Acts. We believe this suit to be without merit and will vigorously defend against it.

Currently, and from time to time, we are involved in various other legal proceedings incidental to the conduct of our business. Although the amount of liability that may result from these proceedings cannot be ascertained, we do not currently believe that, in the aggregate, these other matters will result in liabilities material to our financial condition, results of operations or cash flows.

Item 2.	Changes in Securities and Use of Proceeds.

Shares of common stock repurchased by the Company during the quarter ended May 7, 2005, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs

February 13, 2005 to March 12, 2005	424,870	$98.39	82,994,767	$153,284,374

March 13, 2005 to April 9, 2005	2,302,646	85.76	85,297,413	455,807,688

April 10, 2005 to May 7, 2005	469,200	83.72	85,766,613	416,528,451

Total	3,196,716	$87.14	85,766,613	$416,528,451

All of the above repurchases were part of publicly announced plans that were authorized by the Company’s Board of Directors for a maximum of $4.4 billion in common shares. The program was initially announced in January 1998, and was most recently amended in March 2005, to increase the repurchase authorization to $4.4 billion from $3.9 billion. The program does not have an expiration date.

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

10.2	Lenders’ consent to extend the termination date of the Company’s Amended and Restated 5-Year Credit Agreement dated as of May 17, 2004 for an additional period of one year, to May 17, 2010.
10.3	Lenders’ consent to extend the termination date of the Company’s Amended and Restated 364-Day Credit agreement dated as of May 17, 2004 for an additional period of 364 days, to May 15, 2006.
12.1	Computation of Ratio of Earnings to Fixed Charges.
15.1	Letter Regarding Unaudited Interim Financial Statements.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	During the quarter ended May 7, 2005, the Company filed the following reports on Form 8-K:
i.	Dated March 2, 2005, furnishing a press release regarding the financial results for the fiscal quarter ended February 12, 2005.
ii.	Dated March 11, 2005, furnishing press release announcing the filing of the Company’s Form 10-Q for the fiscal quarter ended February 12, 2005.
iii.

Dated March 13, 2005, furnishing a press release announcing the appointment of the Company’s new Chief Executive Officer and new interim Chairman of the Board of Directors, and providing a sales update.

iv.

Dated March 16, 2005, furnishing a press release announcing the election of a new director and the Board of Directors authorization for the Company to repurchase an additional $500 million of the Company’s common stock under its ongoing share repurchase program.

v.

Dated April 5, 2005, announcing that the Company had notified Fleet National Bank, Administrative Agent under the Company’s 5-Year Credit Agreement and 364-Day Credit Agreement, that, as permitted under such agreements, the Company requested the Lenders to extend the termination date of the 364-Day Credit Agreement for an additional period of 364 days, to May 15, 2006, and to extend the termination date of the 5-Year Credit Agreement for an additional period of one year, to May 17, 2010.

vi.

Dated May 3, 2005, announcing that the termination date of the Amended and Restated 364-Day Credit agreement dated as of May 17, 2004 was extended for an additional period of 364 days, to May 15, 2006 and the Company’s Amended and Restated 5-Year Credit Agreement dated as of May 17, 2004 was extended for an additional period of one year, to May 17, 2010.

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

Dated: June 6, 2005

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

10.2	Lenders’ consent to extend the termination date of the Company’s Amended and Restated 5-Year Credit Agreement dated as of May 17, 2004 for an additional period of one year, to May 17, 2010.
10.3	Lenders’ consent to extend the termination date of the Company’s Amended and Restated 364-Day Credit agreement dated as of May 17, 2004 for an additional period of 364 days, to May 15, 2006.
12.1	Computation of Ratio of Earnings to Fixed Charges.
15.1	Letter Regarding Unaudited Interim Financial Statements.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.