Form 10-K
period 2005-08-27
AUTOZONE INC
filed 2005-10-26
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-K

☒	Annual Report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 27, 2005, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,496,431,906.

The number of shares of Common Stock outstanding as of October 17, 2005, was 76,614,649.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement to be filed within 120 days of August 27, 2005, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held December 14, 2005, are incorporated by reference into Part III. Portions of AutoZone, Inc.’s 2005 Annual Report, which is attached as Exhibit 13.1, are incorporated by reference into Part II and Part IV.

TABLE OF CONTENTS

PART I	5
Item 1. Business	5
Introduction	5
Marketing and Merchandising Strategy	6
Commercial	7
Store Operations	7
Store Development	9
Purchasing and Supply Chain	9
Competition	9
Trademarks and Patents	10
Employees	10
AutoZone Website	10
Executive Officers of the Registrant	10
Risk Factors	11
Item 2. Properties	13
Item 3. Legal Proceedings	14
Item 4. Submission of Matters to a Vote of Security Holders	14

PART II	15
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters	15
Item 6. Selected Financial Data	16
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	16
Item 8. Financial Statements and Supplementary Data	16
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	16
Item 9A. Controls and Procedures	16

PART III	17
Item 10. Directors and Officers of the Registrant	17
Item 11. Executive Compensation	17
Item 12. Security Ownership of Certain Beneficial Owners and Management	17
Item 13. Certain Relationships and Related Transactions	17
Item 14. Principal Accountant Fees and Services	17

PART IV	18
Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K	18

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation, competition; product demand; the economy; the ability to hire and retain qualified employees; consumer debt levels; inflation; weather; raw material costs of our suppliers; gasoline prices; war and the prospect of war, including terrorist activity; availability of commercial transportation; construction delays; access to available and feasible financing; and our ability to continue to negotiate pay-on-scan and other arrangements with our vendors. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements, and such events could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section contained in Item 1 under Part I of this Form 10-K, for more details.

PART I

Item 1. Business

Introduction

We are the nation’s leading specialty retailer of automotive parts and accessories, with most of our sales to do-it-yourself (“DIY”) customers. We began operations in 1979 and at August 27, 2005, operated 3,592 stores in the United States, including 2 in Puerto Rico, and 81 in Mexico. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. In many of our stores we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers and service stations. We also sell the ALLDATA brand automotive diagnostic and repair software. On the web at www.autozone.com, we sell diagnostic and repair information, auto and light truck parts, and accessories. We do not derive revenue from automotive repair or installation.

At August 27, 2005, our stores were in the following locations:

Alabama	85
Arizona	94
Arkansas	54
California	413
Colorado	51
Connecticut	29
Delaware	9
Florida	162
Georgia	133
Idaho	16
Illinois	172
Indiana	116
Iowa	22
Kansas	37
Kentucky	68
Louisiana	90
Maine	6
Maryland	35
Massachusetts	66
Michigan	131
Minnesota	21
Mississippi	75
Missouri	83
Montana	1
Nebraska	9
Nevada	36
New Hampshire	15
New Jersey	47
New Mexico	44
New York	109
North Carolina	128
North Dakota	2
Ohio	197
Oklahoma	66
Oregon	22
Pennsylvania	93
Puerto Rico	2
Rhode Island	15
South Carolina	61
South Dakota	1
Tennessee	129
Texas	432
Utah	31
Vermont	1
Virginia	74
Washington	32
West Virginia	22
Wisconsin	44
Wyoming	5
Washington, DC	6
Domestic Total	3,592
Mexico	81
TOTAL	3,673

Marketing and Merchandising Strategy

We are dedicated to providing customers with superior service, value and quality automotive parts and products at conveniently located, well-designed stores. Key elements of this strategy are:

Customer Service

Customer service is the most important element in our marketing and merchandising strategy, which is based upon consumer input. We emphasize that our AutoZoners (employees) should always put customers first by providing prompt, courteous service and trustworthy advice. Our electronic parts catalog assists in the selection of parts; and lifetime warranties are offered by us or our vendors on many of the parts we sell. Our wide area network in our stores helps us to expedite credit or debit card and check approval processes and to locate parts at neighboring AutoZone stores.

Our stores generally open at 7:30 or 8 a.m. and close between 8 and 10 p.m. Monday through Saturday and typically open at 9 a.m. and close between 6 and 9 p.m. on Sunday. However, some stores are open 24 hours, and some have extended hours of 6 or 7 a.m. until midnight seven days a week.

We also provide specialty tools through our Loan-A-Tool program. Customers can borrow a specialty tool, such as a steering wheel puller, for which a DIY customer or a repair shop would have little or no use other than for a single job. AutoZoners also provide other free services, including check engine light readings; battery charging; oil recycling; and testing of starters, alternators, batteries, sensors and actuators.

Merchandising

The following table shows some of the types of products that we sell:
Hard Parts	Maintenance Items	Accessories and Non-Automotive
A/C Compressors	Antifreeze & Windshield Washer	Air Fresheners
Alternators	Belts & Hoses	Cell Phone Accessories
Batteries & Accessories, Brake Drums, Rotors,	Chemicals, including Brake & Power Steering Fluid, Oil & Fuel Additives	Drinks & Snacks Floor Mats
Shoes & Pads	Fuses	Hand Cleaner
Carburetors	Lighting	Neon
Clutches	Oil & Transmission Fluid	Mirrors
CV Axles	Oil, Air, Fuel & Transmission Filters	Paint & Accessories
Engines	Oxygen Sensors	Performance Products
Fuel Pumps	Protectants & Cleaners	Seat Covers
Mufflers	Refrigerant & Accessories	Steering Wheel Covers
Shock Absorbers & Struts	Sealants & Adhesives	Stereos
Starters	Spark Plugs & Wires	Tools
Water Pumps	Wash & Wax
Windshield Wipers

We believe that the satisfaction of DIY customers and professional technicians is often impacted by our ability to provide specific automotive products as requested. Our stores generally offer approximately 21,000 stock keeping units (“SKUs”), covering a broad range of vehicle types. Each store carries the same basic product line, but we tailor our parts inventory to the makes and models of the vehicles in each store’s trade area. Our hub stores carry a larger assortment of products that can be delivered to commercial customers or local satellite stores. In excess of 750,000 additional SKUs of slower-selling products are available either through our vendor direct program (“VDP”), which offers overnight delivery, or through our salvage auto parts and original equipment manufacturer (“OEM”) parts programs.

We are constantly updating the products that we offer to assure that our inventory matches the products that our customers want, when they want them.

Pricing

We want to be perceived by our customers as the value leader in our industry by consistently providing quality merchandise at the right price, backed by a good warranty and outstanding customer service. On many of our products we offer multiple value choices in a good/better/best assortment, with appropriate price and quality differences from the “good” products to the “better” and “best” products. A key component is our exclusive line of in-house brands: Valucraft, AutoZone, Duralast and Duralast Gold. We believe that our overall prices compare favorably to those of our competitors.

Marketing

We believe that targeted advertising and marketing play important roles in succeeding in today’s environment. We are constantly working to understand our customers’ wants and needs so that we can build long-lasting, loyal relationships. We utilize marketing and advertising primarily to advise customers about the overall importance of vehicle maintenance, our great value and the availability of high quality parts. Broadcast and targeted loyalty efforts are our primary marketing methods of driving traffic to our stores. To increase average sales dollars per transaction, we utilize in-store signage and creative product placement to help educate customers about products they need.

Store Design and Visual Merchandising

We design and build stores for a high visual impact. The typical AutoZone store has an industrial “high tech” appearance by utilizing colorful exterior and interior signage, exposed beams and ductwork and brightly lighted interiors. Maintenance products, accessories and miscellaneous items are attractively displayed for easy browsing by customers. In-store signage and special displays promote products on floor displays, end caps and on the shelf.

Commercial

We believe our commercial sales program is one of the largest aftermarket seller of automotive parts and other products to local, regional and national repair garages, dealers and service stations in the United States. As a part of the program we offer credit and delivery to our commercial customers. The program operated out of 2,104 stores as of August 27, 2005. Through our hub stores, we offer a greater range of parts and products desired by professional technicians and this additional inventory is available for our DIY customers as well. Commercial has a national sales team focused on national and regional commercial accounts, as well as an outside sales force for customers located around our commercial stores.

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

Store Personnel and Training

Each store typically employs from 10 to 16 AutoZoners, including a manager and, in some cases, an assistant manager. AutoZoners typically have prior automotive experience. All AutoZoners are encouraged to complete courses resulting in certification by the National Institute for Automotive Service Excellence (“ASE”), which is broadly recognized for training certification in the automotive industry. Although we do on-the-job training, we also provide formal training programs, including an annual national sales meeting, regular store meetings on specific sales and product issues, standardized training manuals and a specialist program that trains AutoZoners in several areas of technical expertise from both the Company and from independent certification agencies. Training is supplemented with frequent store visits by management.

Store managers receive financial incentives through performance-based bonuses. In addition, our growth has provided opportunities for the promotion of qualified AutoZoners. We believe these opportunities are important to attract, motivate and retain quality AutoZoners.

All store support functions are centralized in our two store support centers located in Memphis, Tennessee and Mexico. We believe that this centralization enhances consistent execution of our merchandising and marketing strategies at the store level, while reducing expenses and cost of sales.

Store Automation

All of our stores have a proprietary electronic parts catalog that provides parts information based on the make, model and year of a vehicle. The electronic catalog also tracks inventory availability at the store, at other nearby stores and through special order. The catalog display screens are placed on the hard parts counter or pods where both AutoZoners and customers can view the screen. In addition, our wide area network enables the stores to expedite credit or debit card and check approval processes, immediately access national warranty data, implement real-time inventory controls and locate and hold parts at neighboring AutoZone stores.

Our stores utilize our computerized proprietary Store Management System, which includes bar code scanning and point-of-sale data collection terminals. The Store Management System provides administrative assistance and improved personnel scheduling at the store level, as well as enhanced merchandising information and improved inventory control. We believe the Store Management System also enhances customer service through faster processing of transactions and simplified warranty and product return procedures.

Store Development

The following table reflects store development during the past five fiscal years:

	Fiscal Year
	2005	2004	2003	2002	2001

Beginning Domestic Stores	3,420	3,219	3,068	3,019	2,915
New Stores	175	202	160	102	107
Replaced Stores	7	4	6	15	16
Closed Stores	3	1	9	53	3
Net New Stores	172	201	151	49	104
Ending Domestic Stores	3,592	3,420	3,219	3,068	3,019
Ending Mexico Stores	81	63	49	39	21
Ending Total Stores	3,673	3,483	3,268	3,107	3,040

We believe that expansion opportunities exist both in markets that we do not currently serve, and in markets where we can achieve a larger presence. We attempt to obtain high visibility sites in high traffic locations and undertake substantial research prior to entering new markets. The most important criteria for opening a new store are its projected future profitability and its ability to achieve our required investment hurdle rate. Key factors in selecting new site and market locations include population, demographics, vehicle profile, number and strength of competitors’ stores and the cost of real estate. In reviewing the vehicle profile, we also consider the number of vehicles that are seven years old and older, “our kind of vehicles”, as these are generally no longer under the original manufacturers’ warranty and will require more maintenance and repair than younger vehicles. We generally seek to open new stores within or contiguous to existing market areas and attempt to cluster development in markets in a relatively short period of time. In addition to continuing to lease or develop our own stores, we evaluate and may make strategic acquisitions.

Purchasing and Supply Chain

Merchandise is selected and purchased for all stores through our two store support centers located in Memphis, Tennessee and Mexico. No one class of product accounts for as much as 10 percent of our total sales. In fiscal 2005, no single supplier accounted for more than 10 percent of our total purchases. We generally have few long-term contracts for the purchase of merchandise. We believe that we have good relationships with suppliers. We also believe that alternative sources of supply exist, at similar cost, for most types of product sold. Most of our merchandise flows through our distribution centers to our stores.

Our hub stores have increased our ability to distribute products on a timely basis to many of our stores. A hub store is able to provide replenishment of products sold and deliver other products only maintained in hub store inventories to a store in its coverage area generally within 24 hours. Hub stores are generally replenished from distribution centers multiple times per week.

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

Trademarks and Patents

We have registered several service marks and trademarks in the United States Patent and Trademark office as well as in certain other countries, including our service marks, “AutoZone” and “Get in the Zone,” and trademarks, “AutoZone,” “Duralast,” “Duralast Gold,” “Valucraft,” and “ALLDATA.” We believe that the “AutoZone” service marks and trademarks are important components of our merchandising and marketing strategy.

Employees

As of August 27, 2005, we employed approximately 52,000 persons, approximately 57 percent of whom were employed full-time. About 91 percent of our AutoZoners were employed in stores or in direct field supervision, approximately 6 percent in distribution centers and approximately 3 percent in store support functions. Included in the above numbers are approximately 1,300 persons employed in our Mexico operations.

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

William C. Rhodes, III, 40—President and Chief Executive Officer
William C. Rhodes, III, has been President, Chief Executive Officer, and a director since March 2005. Prior to his appointment as President and Chief Executive Officer, Mr. Rhodes was Executive Vice President-Store Operations and Commercial. Prior to fiscal 2005, he had been Senior Vice President-Supply Chain and Information Technology since fiscal 2002, and prior thereto had been Senior Vice President-Supply Chain since 2001. Prior to that time, he served in various capacities within the Company, including Vice-President-Stores in 2000, Senior Vice President-Finance and Vice President-Finance in 1999 and Vice President-Operations Analysis and Support from 1997 to 1999. Prior to 1994, Mr. Rhodes was a manager with Ernst & Young, LLP.

Michael E. Longo, 44—Executive Vice President, Supply Chain, Information Technology, Mexico and Store Development
Michael E. Longo was elected Executive Vice President, Supply Chain, Information Technology, Mexico and Store Development during fiscal 2005. Prior to that, he was Senior Vice President-Growth Initiatives since fiscal 2004. Previously he was Senior Vice President-Operations, Commercial and ALLDATA since 2002. Prior to that time he was Senior Vice President-Operations since February 2001, Senior Vice President-Supply Chain since 1998 and Vice President-Distribution since 1996. Mr. Longo resigned from AutoZone effective October 28, 2005.

James A. Shea, 60—Executive Vice President-Merchandising and Marketing
James A. Shea was elected Executive Vice President-Merchandising and Marketing during fiscal 2005. He was President and Co-founder of Portero during 2004. Prior to 2004, he was Chief Executive Officer of Party City from 1999 to 2003. From 1995 to 1999, he was with Lechters Housewares where he was Senior Vice President Marketing and Merchandising before being named President in 1997. From 1990 to 1995, he was Senior Vice President of Home for Kaufmanns Department Store, a division of May Company.

Bradley W. Bacon, 52— Executive Vice President-Store Operations and Commercial
Bradley W. Bacon was elected Executive Vice President—Store Operations and Commercial during fiscal 2005. Previously he served as Senior Vice President-Retail Operations and Vice President-General Manager, Retail Operations, since joining AutoZone in fiscal 2003. Prior to that time, he was Executive Vice President - Operations for Tops Markets LLC since 2000 and was Senior Vice President- Operations for First National Supermarkets from 1996 to 1999.

Harry L. Goldsmith, 54—Executive Vice President, General Counsel and Secretary
Harry L. Goldsmith was elected Executive Vice-President, General Counsel and Secretary during fiscal 2006. Previously he was Senior Vice President, Secretary and General Counsel since 1996 and was Vice President, General Counsel and Secretary from 1993 to 1996.

Robert D. Olsen, 52—Executive Vice President- Supply Chain, Information Technology, Mexico and Store Development
Robert D. Olsen was elected Executive Vice President, Supply Chain, Information Technology, Mexico and Store Development during fiscal 2006. Previously he was Senior Vice President since fiscal 2000 with primary responsibility for store development and Mexico operations. From 1993 to 2000, Mr. Olsen was Executive Vice President and Chief Financial Officer of Leslie’s Poolmart. From 1985 to 1989, Mr. Olsen held several positions with AutoZone, including Controller, Vice President-Finance, and Senior Vice President and Chief Financial Officer.

Lisa R. Kranc, 52—Senior Vice President-Marketing
Lisa R. Kranc was elected Senior Vice President-Marketing during fiscal 2001. Previously, she was Vice President-Marketing for Hannaford Bros. Co., a Maine-based grocery chain, since 1997, and was Senior Vice President-Marketing for Bruno’s, Inc., from 1996 to 1997. Prior to 1997, she was Vice President Marketing for Giant Eagle, Inc. since 1992.

Daisy L. Vanderlinde, 54—Senior Vice President-Human Resources and Loss Prevention
Daisy L. Vanderlinde was elected Senior Vice President-Human Resources and Loss Prevention in fiscal 2002. She joined AutoZone as Senior Vice President-Human Resources in 2001. Previously, she was Vice President-Human Resources for Tractor Supply Company since 1996 and Vice President-Human Resources for Marshalls, Inc., from 1990. Ms. Vanderlinde resigned from AutoZone effective October 28, 2005.

Charlie Pleas, III, 40 —Vice President and Controller
Charlie Pleas, III, was elected Vice President and Controller during fiscal 2003. Previously, he was Vice President-Accounting since 2000, and Director of General Accounting since 1996. Prior to that, Mr. Pleas was a Division Controller with Fleming Companies, Inc. where he served in various capacities from 1988.

Risk Factors

We may not be able to increase sales by the same historic growth rates.

We have increased our store count in the past five fiscal years, growing from 2,928 stores at August 26, 2000, to 3,673 stores at August 27, 2005, an average store count increase per year of 5%. Additionally, we have increased annual revenues in the past five fiscal years from $4.5 billion in fiscal 2000 to $5.7 billion in fiscal 2005, an average increase per year of 5%. Annual revenue growth is driven by the opening of new stores and same-store sales. Same store sales were negative in fiscal 2005. We cannot provide any assurance that we can continue to open stores or increase same-store sales.

Our business depends upon qualified employees.

At the end of fiscal 2005, our consolidated employee count was approximately 52,000. We can not assure that we can continue to hire and retain qualified employees at current wage rates. If we do not maintain competitive wages, our customer service could suffer by reason of a declining quality of our workforce or, alternatively, our earnings could decrease if we increase our wage rates.

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

•	the weather, as vehicle maintenance may be deferred in periods of inclement weather.

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

The sale of automotive parts, accessories and maintenance items is highly competitive based on many factors, including name recognition, product availability, customer service, store location and price. Competitors are rapidly opening locations near our existing stores. AutoZone competes as a supplier in both the DIY and DIFM auto parts and accessories markets.

Competitors include national, regional and local auto parts chains, independently owned parts stores, jobbers, repair shops, car washes and auto dealers, in addition to discount and mass merchandise stores, department stores, hardware stores, supermarkets, drugstores and home stores that sell aftermarket vehicle parts and supplies, chemicals, accessories, tools and maintenance parts. Although we believe we compete effectively on the basis of customer service, including the knowledge and expertise of our AutoZoners, merchandise quality, selection and availability, product warranty, store layout, location and convenience, price, and the strength of our AutoZone brand name, trademarks and service marks; some competitors may have competitive advantages, such as greater financial and marketing resources, larger stores with more merchandise, longer operating histories, more frequent customer visits and more effective advertising. If we are unable to continue to develop successful competitive strategies, or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.

If we cannot profitably increase share in the commercial auto parts business, our sales growth may be limited.

Although we are one of the largest sellers of auto parts in the commercial market, to increase commercial sales we must compete against automotive aftermarket jobbers, in addition to other auto parts retailers that have entered the commercial business. Although we believe we compete effectively on the basis of customer service, merchandise quality, selection and availability, price, product warranty and distribution locations, and the strength of our AutoZone brand name, trademarks and service marks, some automotive aftermarket jobbers have been in business for substantially longer periods of time than we have, have developed long-term customer relationships and have larger available inventories. We can make no assurances that we can profitably develop new commercial customers or make available inventories required by commercial customers.

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

As mentioned above, rising fuel prices may demand for the products that we sell, overall transaction count and our profitability. Fuel prices impact our merchandise distribution, commercial delivery, utility, and product costs.

Item 2. Properties

The following table reflects the square footage and number of leased and owned properties for our stores as of August 27, 2005:

	No. of Stores	Square Footage
Leased	1,638	9,763,729
Owned	2,035	13,604,944
Total	3,673	23,368,673

We have over 3.7 million square feet in distribution centers servicing our stores, most of which is owned, except for approximately 1.0 million square feet that is leased. Our distribution centers are located in Arizona, California, Georgia, Illinois, Louisiana, Ohio, Tennessee, Texas and Mexico. During fiscal 2005, we opened a new distribution center near Dallas, Texas and closed our smaller facility in San Antonio, Texas. Our store support center, which we own, is located in Memphis, Tennessee, and consists of 260,000 square feet. We also own and lease other properties that are not material in the aggregate.

Item 3. Legal Proceedings

AutoZone, Inc. is a defendant in a lawsuit entitled "Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc. et al.," filed in the U.S. District Court for the Southern District of New York in October 2004. The case was filed by approximately 240 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers, against 24 defendants, 11 of which are principally automotive aftermarket retailers and 13 of which are principally aftermarket manufacturers. One aftermarket retailer was subsequently dismissed, leaving 10 aftermarket retailer defendants, and 6 aftermarket manufacturers subsequently settled, were dismissed, or were improperly served, leaving 7 aftermarket manufacturer defendants; for a current total of 17 remaining defendants ("Defendants"). The plaintiffs allege, inter alia, that the automotive aftermarket retailer defendants have conspired with the aftermarket manufacturer defendants to receive benefits such as volume discounts, rebates, early buy allowances and other allowances, fees, inventory without payment, sham advertising and promotional payments, a share in the manufacturers' profits and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act and the Sherman Act (collectively, the "Acts"). Additionally, a subset of plaintiffs alleges a claim of fraud against the automotive aftermarket retailer defendants based on discovery issues in a prior litigation involving similar Robinson-Patman Act claims. In the prior litigation, the discovery dispute, as well as the underlying claims, were decided in favor of AutoZone and the other automotive aftermarket retailer defendants who proceeded to trial, pursuant to a unanimous jury verdict which was affirmed by the Second Circuit Court of Appeals. In the current litigation, plaintiffs seek an unspecified amount of damages (including statutory trebling), attorneys' fees, and a permanent injunction prohibiting the aftermarket retailer defendants from inducing and/or knowingly receiving discriminatory prices from any of the aftermarket manufacturer defendants and from opening up any further stores to compete with plaintiffs as long as defendants allegedly continue to violate the Acts. We believe this suit to be without merit and are vigorously defending against it. In August 2005, the Defendants filed two motions to dismiss all claims with prejudice on substantive and procedural grounds, which if granted in their entirety, would resolve the litigation in Defendants' favor. Additionally, the Defendants are seeking to enjoin plaintiffs from filing similar lawsuits in the future.

On June 22, 2005, the Attorney General of the State of California, in conjunction with District Attorneys for San Bernardino, San Joaquin and Monterey Counties, filed suit in the San Bernardino County Superior Court against AutoZone, Inc. and its California subsidiaries. The San Diego County District Attorney later joined the suit. The lawsuit alleges that AutoZone failed to follow various state statutes and regulations governing the storage and handling of used motor oil and other materials collected for recycling or used for cleaning AutoZone stores and parking lots. The suit seeks $12.0 million in penalties and injunctive relief.

AutoZone is involved in various other legal proceedings incidental to the conduct of our business. Although the amount of liability that may result from these other proceedings cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our financial condition, results of operations, or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

AutoZone’s common stock is listed on the New York Stock Exchange under the symbol “AZO.” On October 17, 2005, there were 3,553 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.

We currently do not pay a cash dividend on our common stock. Any payment of dividends in the future would be dependent upon our financial condition, capital requirements, earnings, cash flow and other factors.

The following table sets forth the high and low sales prices per share of common stock, as reported by the New York Stock Exchange, for the periods indicated:
	Price Range of Common Stock
	High	Low
Fiscal Year Ended August 27, 2005:
Fourth quarter	$103.94	$82.21
Third quarter	$99.90	$81.06
Second quarter	$96.25	$84.02
First quarter	$89.70	$73.16

Fiscal Year Ended August 28, 2004:
Fourth quarter	$89.80	$72.25
Third quarter	$90.55	$81.49
Second quarter	$97.76	$80.25
First quarter	$103.53	$86.03

During 1998 the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended in March 2005, to increase the repurchase authorization to $4.4 billion from $3.9 billion. The program does not have an expiration date.

Shares of common stock repurchased by the Company during the quarter ended August 27, 2005, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
May 8, 2005, to June 4, 2005	216,400	$91.02	85,983,013	$396,830,939
June 5, 2005, to July 2, 2005	822,400	92.96	86,805,413	320,380,784
July 3, 2005, to July 30, 2005	230,000	96.29	87,035,413	298,234,452
July 31, 2005, to August 27, 2005	—	—	87,035,413	298,234,452
Total	1,268,800	$93.23	87,035,413	$298,234,452

The Company also repurchased, at fair value, 87,974 shares in fiscal 2005, 102,084 shares in fiscal 2004, and 134,972 shares in fiscal 2003 from employees electing to sell their stock under the Company’s Second Amended and Restated Employee Stock Purchase Plan, qualified under Section 423 of the Internal Revenue Code, under which all eligible employees may purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the plan, 59,479 shares were sold to employees in fiscal 2005, 66,572 shares were sold in fiscal 2004, and 84,310 shares were sold in fiscal 2003. At August 27, 2005, 476,203 shares of common stock were reserved for future issuance under this plan.

The Company also has an Amended and Restated Executive Stock Purchase Plan that permits senior Company executives to purchase common stock up to 25 percent of their annual salary and bonus after the limits under the Second Amended and Restated Employee Stock Purchase Plan have been exceeded. Purchases by executives under this plan were 5,366 shares in fiscal 2005, 11,005 shares in fiscal 2004 and 18,524 shares in fiscal 2003. At August 27, 2005, 265,105 shares of common stock were reserved for future issuance under this plan.

Item 6. Selected Financial Data

The information contained in AutoZone, Inc.’s 2005 Annual Report in the section entitled “Selected Financial Data,” is incorporated herein by reference in response to this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in AutoZone, Inc.’s 2005 Annual Report in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is incorporated herein by reference in response to this item.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained in AutoZone, Inc.’s 2005 Annual Report in the section entitled “Quantitative and Qualitative Disclosures About Market Risk,” is incorporated herein by reference in response to this item.

Item 8. Financial Statements and Supplementary Data

The information contained in AutoZone, Inc.’s 2005 Annual Report in the sections entitled “Consolidated Financial Statements,” is incorporated herein by reference in response to this item.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of August 27, 2005, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer, the then Chief Financial Officer, and the Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer, the then Chief Financial Officer, and the Principal Accounting Officer, concluded that our disclosure controls and procedures were effective as of August 27, 2005. No significant changes in our internal controls or in other factors have occurred that could significantly affect controls subsequent to August 27, 2005.

PART III

Item 10. Directors and Officers of the Registrant

The information set forth in Part I of this document in the section entitled “Executive Officers of the Registrant,” is incorporated herein by reference in response to this item. Additionally, the information contained in AutoZone, Inc.’s Proxy Statement dated October 26, 2005, in the sections entitled “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.

The Company has adopted a Code of Ethical Conduct for Financial Executives that applies to its chief executive officer, chief financial officer, chief accounting officer and persons performing similar functions. The Company has filed a copy of this Code of Ethical Conduct as Exhibit 14.1 to this Form 10-K. The Company has also made the Code of Ethical Conduct available on its investor relations website at http://www.autozoneinc.com.

Item 11. Executive Compensation

The information contained in AutoZone, Inc.’s Proxy Statement dated October 26, 2005, in the section entitled “Executive Compensation,” is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained in AutoZone, Inc.’s Proxy Statement dated October 26, 2005, in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accountant Fees and Services

The information contained in AutoZone, Inc.’s Proxy Statement dated October 26, 2005, in the section entitled “Proposal 2—Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a) 1. Financial Statements

The following financial statements, related notes and reports of independent registered public accounting firm from AutoZone, Inc.’s 2005 Annual Report are incorporated herein by reference in response to this item:

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Statements of Income for the fiscal years ended August 27, 2005, August 28, 2004, and August 30, 2003
Consolidated Balance Sheets as of August 27, 2005, and August 28, 2004
Consolidated Statements of Cash Flows for the fiscal years ended August 27, 2005, August 28, 2004, and August 30, 2003
Consolidated Statements of Stockholders’ Equity for the fiscal years ended August 27, 2005, August 28, 2004, and August 30, 2003
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedules are omitted because the information is not required or because the information required is included in the financial statements or notes thereto.

3.	Exhibits

The Exhibit Index following this document’s signature pages is incorporated herein by reference in response to this item.

(b) Reports on Form 8-K.

During the quarter ended August 27, 2005, the Company filed the following reports on Form 8-K:

i.	Dated May 25, 2005, furnishing a press release regarding the financial results for the quarter ended May 7, 2005.
ii.	Dated July 11, 2005, furnishing a press release announcing the election of a new member to AutoZone’s board of directors and the naming of a new Audit Committee chairman.
iii.	Dated August 16, 2005, furnishing a press release announcing the resignation of James J. Postl from AutoZone’s board of directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOZONE, INC.

By:	/s/ William C. Rhodes, III
William C. Rhodes, III
President and Chief Executive Officer (Principal Executive Officer)

Dated: October 26, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ J. R. Pitt Hyde, III	Chairman of the Board, Director	October 26, 2005
J. R. Pitt Hyde, III

/s/ William C. Rhodes, III	President, Chief Executive Officer,	October 26, 2005
William C. Rhodes, III	& Director (Principal Executive Officer)

/s/ Charlie Pleas, III	Vice President, Controller	October 26, 2005
Charlie Pleas, III	(Principal Accounting Officer)

/s/ Charles M. Elson	Director	October 26, 2005
Charles M. Elson

/s/ Sue E. Gove	Director	October 26, 2005
Sue E. Gove

/s/ Earl G. Graves, Jr.	Director	October 26, 2005
Earl G. Graves, Jr.

/s/ N. Gerry House	Director	October 26, 2005
N. Gerry House

/s/ Edward S. Lampert	Director	October 26, 2005
Edward S. Lampert

/s/ W. Andrew McKenna	Director	October 26, 2005
W. Andrew McKenna

EXHIBIT INDEX

	3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

	3.2	Third Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

	4.1	Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 17, 1998.

	4.2	Third Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended February 15, 2003.

	4.3	Indenture dated as of August 8, 2003, between AutoZone, Inc. and Bank One Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to the Form S-3 (No. 333-107828) filed August 11, 2003.

*	10.1	Fourth Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 4, 2002.

*	10.2	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended August 26, 2000.

*	10.3	Third Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.3 of the Form 10-K for the fiscal year ended August 30, 2003.

*	10.4	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 23, 2002.

*	10.5	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 23, 2002.

*	10.6	AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended February 12, 2000.

*	10.7
Form of Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1999.

*	10.8	Form of Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 22, 1999.

*	10.9	Form of Employment and Non-Compete Agreement between AutoZone, Inc., and various officers. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 18, 2000.

*	10.10	AutoZone, Inc., Amended and Restated Executive Stock Purchase Plan. Incorporated by reference to Exhibit 10.20 to the Form 10-K for the fiscal year ended August 31, 2002.

*	10.11	AutoZone, Inc. 2003 Director Stock Option Plan. Incorporated by reference to Appendix C to the definitive proxy statement dated November 1, 2002, for the annual meeting of stockholders held December 12, 2002.

*	10.12	AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Appendix D to the definitive proxy statement dated November 1, 2002, for the annual meeting of stockholders held December 12, 2002.

*	10.13	Amended and Restated AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended February 15, 2003.

*	10.14	Non-Compete Agreement between Steve Handschuh and AutoZone, Inc., dated January 13, 2004. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended February 14, 2004.

*	10.15
Amended and Restated Employment and Non-Compete Agreement between Steve Odland and AutoZone, Inc., dated October 23, 2003. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 2003.

*	10.16	Second Amended and Restated Executive Stock Purchase Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended February 14, 2004.

	10.17
Amended and Restated Five-Year Credit Agreement dated as of May 17, 2004, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Fleet National Bank, as Administrative Agent and Citicorp USA, Inc., as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 8, 2004.

	10.18
Amended and Restated 364-Day Credit Agreement dated as of May 17, 2004, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Fleet National Bank, as Administrative Agent and Citicorp USA, Inc., as Syndication Agent. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended May 8, 2004.

	10.19
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

	10.20
Lenders’ consent to extend the termination date of the Company’s Amended and Restated 5-Year Credit Agreement dated as of May 17, 2004 for an additional period of one year, to May 17, 2010. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended May 7, 2005.

	10.21
Lenders’ consent to extend the termination date of the Company’s Amended and Restated 364-Day Credit agreement dated as of May 17, 2004 for an additional period of 364 days, to May 15, 2006. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended May 7, 2005.

*	10.22	Description of severance agreement.

	12.1	Computation of Ratio of Earnings to Fixed Charges.

	13.1	Fiscal 2005 Annual Report.

	14.1	Code of Ethical Conduct. Incorporated by reference to Exhibit 14.1 of the Form 10-K for the fiscal year ended August 30, 2003.

	21.1	Subsidiaries of the Registrant.

	23.1	Consent of Ernst & Young LLP.

	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.