Form 10-K/A
period 2005-08-27
AUTOZONE INC
filed 2005-12-09
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-K/A

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

The number of shares of Common Stock outstanding as of November 18, 2005, was 76,682,280.

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

EXPLANATORY NOTE

This Form 10−K/A of AutoZone, Inc. amends the Annual Report on Form 10−K of the registrant for the registrant’s fiscal year ended August 27, 2005. Specifically, this Form 10−K/A contains revised Section 302 certifications of the principal executive officer and the principal accounting officer, as the originally contained Section 302 certifications inadvertently omitted the paragraph 4(b) certification relating to internal control over financial reporting (as defined in Exchange Act Rules 13a−15(f) and 15d−15(f)). This certification is included as paragraph 4(b) of the Section 302 certifications in this filing. The corrected certifications, filed as Exhibits 31.1 and 31.2 to this filing, supersede Exhibits 31.1 and 31.2 as initially filed with the Form 10-K.

This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K and, other than the filing of the corrected certifications mentioned above, does not modify or update the disclosures in the original Form 10-K in any way.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a) The following documents are filed as part of this report:

3. Exhibits

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

Dated: December 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ J. R. Pitt Hyde, III	Chairman of the Board, Director	December 8, 2005
J. R. Pitt Hyde, III

/s/ William C. Rhodes, III	President, Chief Executive Officer,	December 8, 2005
William C. Rhodes, III	& Director (Principal Executive Officer)

/s/ Charlie Pleas, III	Vice President, Controller	December 8, 2005
Charlie Pleas, III	(Principal Accounting Officer)

/s/ Charles M. Elson	Director	December 8, 2005
Charles M. Elson

/s/ Sue E. Gove	Director	December 8, 2005
Sue E. Gove

/s/ Earl G. Graves, Jr.	Director	December 8, 2005
Earl G. Graves, Jr.

/s/ N. Gerry House	Director	December 8, 2005
N. Gerry House

/s/ Edward S. Lampert	Director	December 8, 2005
Edward S. Lampert

/s/ W. Andrew McKenna	Director	December 8, 2005
W. Andrew McKenna