Form 10-Q
period 2005-11-19
AUTOZONE INC
filed 2005-12-16
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 19, 2005, or

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

(901) 495-6500
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value - 76,726,035 shares outstanding as of December 9, 2005.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX.12.1 RATIO OF EARNINGS TO FIXED CHARGES
EX.15.1 LETTER FROM ERNST & YOUNG LLP
EX.31.1 SECTION 302 CERTIFICATION OF PEO
EX.31.2 SECTION 302 CERTIFICATION OF PAO
EX.32.1 SECTION 906 CERTIFICATION OF PEO
EX.32.2 SECTION 906 CERTIFICATION OF PAO

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	November 19, 2005	August 27, 2005
ASSETS
Current assets
Cash and cash equivalents	$81,378	$74,810
Accounts receivable	113,761	118,263
Merchandise inventories	1,681,015	1,663,860
Other current assets	124,604	72,526
Total current assets	2,000,758	1,929,459

Property and equipment
Property and equipment	3,037,067	2,978,637
Less: Accumulated depreciation and amortization	1,071,435	1,041,022
	1,965,632	1,937,615
Other assets
Goodwill, net of accumulated amortization	302,645	302,699
Deferred income taxes	32,045	32,917
Other long-term assets	38,751	42,567
	373,441	378,183
	$4,339,831	$4,245,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,514,571	$1,539,776
Accrued expenses	257,856	255,672
Income taxes payable	63,525	4,753
Deferred income taxes	8,916	10,958
Total current liabilities	1,844,868	1,811,159

Long-term debt	1,789,775	1,861,850
Other liabilities	183,906	181,241
Stockholders’ equity	521,282	391,007
	$4,339,831	$4,245,257

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Twelve Weeks Ended
	November 19, 2005	November 20, 2004

Net sales	$1,338,076	$1,286,203
Cost of sales, including warehouse
and delivery expenses	682,547	665,402
Operating, selling, general and
administrative expenses	450,236	404,488
Operating profit	205,293	216,313
Interest expense, net	23,739	21,790
Income before income taxes	181,554	194,523
Income taxes	67,180	72,000

Net income	$114,374	$122,523

Weighted average shares
for basic earnings per share	76,588	79,711
Effect of dilutive stock equivalents	564	1,037
Adjusted weighted average shares
for diluted earnings per share	77,152	80,748

Basic earnings per share	$1.49	$1.54
Diluted earnings per share	$1.48	$1.52

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Twelve Weeks Ended
	November 19, 2005	November 20, 2004
Cash flows from operating activities
Net income	$114,374	$122,523
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation and amortization of property and equipment	30,816	25,657
Amortization of debt origination fees	362	586
Income tax benefit from exercise of options	--	5,840
Share-based payment expense	3,739	--
Changes in operating assets and liabilities
Accounts receivable	4,502	(2,256)
Merchandise inventories	(17,155)	(71,601)
Accounts payable and accrued expenses	(23,021)	40,569
Income taxes payable	58,772	7,300
Deferred income taxes	(2,658)	(48)
Other, net	(42,068)	(15,653)
Net cash provided by operating activities	127,663	112,917

Cash flows from investing activities
Capital expenditures	(58,457)	(58,807)
Acquisition	--	(3,238)
Proceeds from disposal of capital assets	568	61
Net cash used in investing activities	(57,889)	(61,984)

Cash flows from financing activities
Net repayments of commercial paper	(71,400)	(43,800)
Net proceeds from sale of common stock	15,248	10,362
Purchase of treasury stock	(9,787)	(30,000)
Income tax benefit from exercised options	2,731	--
Other	2	(466)
Net cash used in financing activities	(63,206)	(63,904)
Net increase (decrease) in cash and cash equivalents	6,568	(12,971)
Cash and cash equivalents at beginning of period	74,810	76,852
Cash and cash equivalents at end of period	$81,378	$63,881

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the 2005 Annual Report to Shareholders for AutoZone, Inc. (“AutoZone” or the “Company”), which is incorporated by reference in its Annual Report on Form 10-K for the year ended August 27, 2005.

Operating results for the twelve weeks ended November 19, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2006. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. Each of the fourth quarters of fiscal 2005 and 2006 has 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring in the summer months of June through August and the lowest sales generally occurring in the winter months of December through February.

Note B-Share-Based Payments

Effective August 28, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment” and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants and certain transactions under the Company’s other stock plans. SFAS 123(R) requires share-based compensation expense recognized since August 28, 2005, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for unvested options granted subsequent to the adoption date; and c) the discount on shares sold to employees post-adoption, which represents the difference between the grant date fair value and the employee purchase price. Prior to August 28, 2005, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and SFAS 123, “Accounting for Stock-Based Compensation.” As options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income prior to adopting SFAS 123(R). As the Company adopted SFAS 123(R) under the modified-prospective-transition method, results from prior periods have not been restated. The following table illustrates the effect on net income and earnings per share if the Company had not adopted SFAS 123(R) and applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using Black-Scholes-Merton multiple option pricing model for all option grants.

	Twelve Weeks Ended
(in thousands, except per share amounts)	November 19, 2005	November 20, 2004

Net income, as reported	$114,374	$122,523
Add: Share-based payments included in reported net income, net of related tax effects per SFAS 123(R)	2,356	--
Deduct: Total pro-forma stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects per SFAS 123 and APB 25	(499)	(3,410)
Pro forma net income	$116,231	$119,113

Earnings per share
Basic - as reported	$1.49	$1.54
Basic - pro forma	$1.52	$1.49

Diluted - as reported	$1.48	$1.52
Diluted - pro forma	$1.51	$1.47

Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous proforma expense (which after-tax, approximated $2.2 million in the twelve-week period ended November 19, 2005 and $0.2 million in the twelve week period ended November 20, 2004) was reversed to reduce pro forma expense for that period.

For the twelve-week period ended November 19, 2005, the adoption of SFAS 123(R)’s fair value method has resulted in additional share-based expense (a component of operating, selling and general and administrative expenses) in the amount of $3.6 million related to stock options and $175,000 related to share purchase plans, than if it had continued to account for share-based compensation under Opinion 25. This additional share-based compensation lowered pre-tax earnings by $3.7 million, lowered net income by $2.4 million, and lowered basic and diluted earnings per share by $0.03. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123(R). The $2.7 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). The impact of adopting SFAS 123(R) on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

AutoZone grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. The options have a term of 10 years from grant date and vest three years from grant date for director options and in equal annual installments over the four-year period following the grant date for employee options. Employees have 30 days after the employment relationship ends to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted in the twelve-week period ended November 19, 2005 and a summary of the methodology applied to develop each assumption are as follows:

Expected price volatility	32%
Risk-free interest rate	4.1%
Weighted average expected lives in years	3.3
Forfeiture rate	10%
Dividend yield	0%

Expected Price Volatility - This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. We use actual historical changes in the market value of our stock to calculate the volatility assumption as this is management’s belief that this is the best indicator of future volatility. We calculate daily market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. An increase in the expected volatility will increase compensation expense.

Risk-Free Interest Rate - This is the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected Lives - This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.

Forfeiture Rate - This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. This estimate is based on historical experience. An increase in the forfeiture rate will decrease compensation expense.

Dividend Yield - The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

The Company generally issues new shares when options are exercised. A summary of stock option activity since our most recent fiscal year end is as follows:

	Options	Weighted Average Exercise Price
Outstanding August 27, 2005	3,837,486	$65.87
Granted	683,595	82.00
Exercised	(272,576)	59.66
Canceled	(336,615)	73.77
Outstanding November 19, 2005	3,911,890	$68.44

At November 19, 2005, the average remaining contractual term of all outstanding options was 7.4 years, with 1,893,702 of the outstanding options being exercisable with an average exercise price of $56.80 and an average remaining contractual term of 6.2 years. Shares reserved for future option grants approximated 2.2 million at November 19, 2005. Since August 27, 2005, the weighted average grant date fair value of options granted is $22.53 and 857,162 options have vested, net of forfeitures, with a weighted average intrinsic value of $18.42. At November 19, 2005, the total compensation cost related to non-vested awards not yet recognized was $30.8 million with a weighted average expense recognition period of 2.4 years.

Under the AutoZone, Inc. 2003 Director Stock Option Plan, on January 1 of each year, each non-employee director receives an option to purchase 1,500 shares of common stock, and each non-employee director that owns common stock worth at least five times the annual fee paid to each non-employee director on an annual basis will receive an additional option to purchase 1,500 shares of common stock. In addition, each new director receives an option to purchase 3,000 shares upon election to the Board of Directors, plus a portion of the annual directors’ option grant prorated for the portion of the year actually served in office. These stock option grants are made at the fair market value as of the grant date. At November 19, 2005, there were 64,617 outstanding options under this plan with 333,883 shares of common stock reserved for future issuance under this plan.

Under the AutoZone, Inc. 2003 Director Compensation Plan, a non-employee director may receive no more than one-half of their director fees immediately in cash, and the remainder of the fees must be taken in common stock or may be deferred in units with value equivalent to the value of shares of common stock as of the grant date. At November 19, 2005, the Company has $1.5 million accrued related to 17,019 director units issued under the current and prior plans with 89,909 shares of common stock reserved for future issuance under the current plan.

The Company also sells its stock at a discount to employees under various plans. Under the Company’s employee share purchase plan for the twelve week period ended November 19, 2005, 14,049 shares were sold to employees and the Company repurchased, at fair value, 21,945 shares from employees electing to sell their stock. The Company recognized $175,000 in expense related to the discount on the selling of these shares to employees. There were no transactions under the Company’s executive share purchase plan for the twelve-week period ended November 19, 2005. Issuances of shares under the share purchase plans are netted against repurchases and such repurchases are not included in share repurchases disclosed in “Note H - Stock Repurchase Program.” At November 19, 2005, 462,154 shares of common stock were reserved for future issuance under the employee plan and 265,105 shares of common stock were reserved for future issuance under the executive plan.

There have been no modifications to the Company’s share-based compensation plans during the twelve-week period ended November 19, 2005.

Note C- Inventories

Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. Included in inventory are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s inventory balances are effectively maintained under the first-in, first-out method as the Company’s policy is not to write up inventory for favorable LIFO adjustments, resulting in cost of sales being reflected at the higher amount. The cumulative balance of this unrecorded adjustment, which would be reduced upon experiencing price inflation on our merchandise purchases, was $173 million at November 19, 2005, and $167 million at August 27, 2005.

AutoZone has entered into pay-on-scan (“POS”) arrangements with certain vendors, whereby AutoZone will not purchase merchandise supplied by a vendor until just before that merchandise is ultimately sold to AutoZone’s customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to AutoZone’s customers. Since the Company does not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on the Company’s balance sheet. Upon the sale of the merchandise to AutoZone’s customers, AutoZone recognizes the liability for the goods and pays the vendor in accordance with the agreed-upon terms. Although AutoZone does not hold title to the goods, AutoZone controls pricing and has credit collection risk and therefore, gross revenues under POS arrangements are included in net sales in the income statement. AutoZone has financed the repurchase of existing merchandise inventory by certain vendors in order to convert such vendors to POS arrangements. These receivables have durations up to 25 months and approximated $40.8 million at November 19, 2005, and $49.9 million at August 27, 2005. The current portion of these receivables is reflected in accounts receivable and was $34.2 million at November 19, 2005, and $37.5 million at August 27, 2005. The long-term portion of $6.6 million at November 19, 2005, and $12.4 million at August 27, 2005, is reflected as a component of other long-term assets. Merchandise under POS arrangements was $148.8 million at November 19, 2005, and $151.7 million at August 27, 2005.

Note D-Product Warranties

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

	Twelve Weeks Ended
(in thousands)	November 19, 2005	November 20, 2004

Balance at beginning of period	$7,179	$11,493
Allowances received from vendors	11,975	12,413
Excess vendor allowances reclassified to inventory	(2,777)	(1,316)
Claim settlements	(9,964)	(12,629)
Balance at end of period	$6,413	$9,961

Note E-Legal Proceedings

AutoZone, Inc. is a defendant in a lawsuit entitled "Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc. et al.," filed in the U.S. District Court for the Southern District of New York in October 2004. The case was filed by approximately 240 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers (collectively “Plaintiffs”), against 24 defendants, 11 of which are principally automotive aftermarket retailers (7 of which are AutoZone related entities) and 13 of which are principally aftermarket manufacturers. One aftermarket retailer was subsequently dismissed. Of the aftermarket manufacturer defendants, 7 settled, were dismissed, or were improperly served, and 6 more aftermarket manufacturer defendants were added in an amended complaint filed in November 2005, leaving 12 aftermarket manufacturer defendants; for a current total of 22 remaining defendants ("Defendants"). In the amended complaint the plaintiffs allege, inter alia, that some or all of the automotive aftermarket retailer defendants have knowingly received, in violation of the Robinson-Patman Act (the “Act”), from various of the aftermarket manufacturer defendants benefits such as volume discounts, rebates, early buy allowances and other allowances, fees, inventory without payment, sham advertising and promotional payments, a share in the manufacturers' profits, benefits of pay-on-scan purchases, implementation of radio frequency identification technology, and excessive payments for services purportedly performed for the manufacturers. Additionally, a subset of plaintiffs alleges a claim of fraud against the automotive aftermarket retailer defendants based on discovery issues in a prior litigation involving similar Robinson-Patman Act claims. In the prior litigation, the discovery dispute, as well as the underlying claims, were decided in favor of AutoZone and the other automotive aftermarket retailer defendants who proceeded to trial, pursuant to a unanimous jury verdict which was affirmed by the Second Circuit Court of Appeals. In the current litigation, plaintiffs seek an unspecified amount of damages (including statutory trebling), attorneys' fees, and a permanent injunction prohibiting the aftermarket retailer defendants from inducing and/or knowingly receiving discriminatory prices from any of the aftermarket manufacturer defendants and from opening up any further stores to compete with plaintiffs as long as defendants allegedly continue to violate the Act. The Company believes this suit to be without merit and is vigorously defending against it. In August 2005, the Defendants filed two motions to dismiss all claims with prejudice on substantive and procedural grounds. Additionally, the Defendants sought to enjoin plaintiffs from filing similar lawsuits in the future. Although the Plaintiffs have amended their complaint, the Defendants intend to refile their dispositive motions, which if granted in their entirety, would resolve the litigation in Defendants' favor.

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

The Company currently, and from time to time, is involved in various other legal proceedings incidental to the conduct of its business. Although the amount of liability that may result from these other proceedings cannot be ascertained, the Company does not currently believe that, in the aggregate, these matters will result in liabilities material to the Company’s financial condition, results of operations or cash flows.

Note F-Pension Plans

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

The components of the Company’s net periodic benefit cost related to all of its pension plans for all periods presented are as follows:

	Twelve Weeks Ended
(in thousands)	November 19, 2005	November 20, 2004

Service cost	$--	$--
Interest cost	2,121	1,913
Expected return on plan assets	(1,978)	(1,871)
Amortization of prior service cost	(145)	(149)
Amortization of net loss	1,303	231
Net periodic benefit cost	$1,301	$124

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. During the twelve-week period ended November 19, 2005, the Company made approximately $700,000 in contributions to the plan and expects to fund another $4 million to $7 million during the remainder of this fiscal year.

Note G-Financing Arrangements

The Company’s long-term debt consisted of the following:

(in thousands)	November 19, 2005	August 27, 2005

Bank Term Loan due December 2009, effective interest rate of 4.55%	$300,000	$300,000
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	300,000	300,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
4.75% Senior Notes due November 2010, effective interest rate of 4.17%	200,000	200,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.5% Senior Notes due July 2008	190,000	190,000
7.99% Senior Notes due April 2006	150,000	150,000
Commercial paper, weighted average interest rate of 4.1% at November 19, 2005, and 3.6% at August 27, 2005	146,300	217,700
Other	3,475	4,150
	$1,789,775	$1,861,850

The Company maintains $1.0 billion of revolving credit facilities with a group of banks, with $300 million expiring in May 2006 and $700 million expiring in May 2010. It is expected that the portion expiring in May 2006 will be renewed, replaced or the option to extend the maturity date of the then-outstanding debt by one year will be exercised. The credit facilities exist primarily to support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, the Company had $722.5 million in available capacity under these facilities at November 19, 2005. The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (“LIBOR”), the lending bank’s base rate (as defined in the facility agreements) or a competitive bid rate at the option of the Company.

Commercial paper and other short-term borrowings are classified as long-term, as the Company has the ability and intent to refinance them on a long-term basis.

The Company agreed to observe certain covenants under the terms of its borrowing agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage. All of the repayment obligations under the Company’s borrowing agreements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. Additionally, the repayment obligations may be accelerated if AutoZone experiences a change in control (as defined in the agreements) of AutoZone or its Board of Directors. As of November 19, 2005, the Company was in compliance with all covenants and expects to remain in compliance with all covenants.

Note H-Stock Repurchase Program

As of November 19, 2005, the Board of Directors had authorized the Company to repurchase up to $4.4 billion of common stock in the open market. From January 1, 1998 to November 19, 2005, the Company has repurchased a total of 87.2 million shares at an aggregate cost of $4.1 billion; including 123,000 shares of its common stock at an aggregate cost of $9.8 million during the twelve-week period ended November 19, 2005.

Note I-Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and changes in the fair value of certain derivative financial instruments that qualify for cash flow hedge accounting. Comprehensive income for all periods presented is as follows:

	Twelve Weeks Ended
(in thousands)	November 19, 2005	November 20, 2004

Net income, as reported	$114,374	$122,523
Foreign currency translation adjustment	1,567	312
Net impact from derivative instruments	2,403	(3,041)
Comprehensive income	$118,344	$119,794

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of November 19, 2005, and the related condensed consolidated statements of income for the twelve week periods ended November 19, 2005 and November 20, 2004, and the condensed consolidated statements of cash flows for the twelve week periods ended November 19, 2005 and November 20, 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AutoZone, Inc. as of August 27, 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended, not presented herein, and, in our report dated October 19, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 27, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee
December 13, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the nation’s leading retailer of automotive parts and accessories, with most of our sales to do-it-yourself (“DIY”) customers. As of November 19, 2005, we operated 3,696 stores including 84 stores in Mexico and excluding 13 stores that remain closed as a result of hurricanes, compared with 3,512 stores including 64 stores in Mexico, at November 20, 2004. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. In many of our stores we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers and service stations. We also sell the ALLDATA brand diagnostic and repair software. On the web, we sell diagnostic and repair information and automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com. We do not derive revenue from automotive repair or installation.

Operating results for the twelve weeks ended November 19, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2006. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. Each of the fourth quarters of fiscal 2005 and 2006 has 16 weeks. Additionally, our business is somewhat seasonal in nature, with the highest sales generally occurring in the summer months of June through August and the lowest sales generally occurring in the winter months of December through February.

Twelve Weeks Ended November 19, 2005, Compared with Twelve Weeks Ended November 20, 2004

Net sales for the twelve weeks ended November 19, 2005, increased $51.9 million, or 4.0%, over net sales of $1.286 billion for the comparable prior year period. This increase in sales was primarily driven by sales from new stores as comparable store sales (sales for domestic stores opened at least one year) increased 1%. DIY sales increased 4%, commercial sales decreased 2% and combined sales from our ALLDATA and Mexico operations increased 25%. While our average ticket has increased over prior year, the number of customer transactions is below levels from the comparable prior year period.

Gross profit for the twelve weeks ended November 19, 2005, was $655.5 million, or 49.0% of net sales, compared with $620.8 million, or 48.3% of net sales, during the comparable prior year period. The improvement in gross profit margin was primarily attributable to ongoing category management initiatives as well as reduced sales of non-core, lower margin merchandise.

Operating, selling, general and administrative expenses for the twelve weeks ended November 19, 2005, increased by $45.7 million over $404.5 million for the comparable prior year period, and increased as a percentage of net sales from 31.4% to 33.6%. Expenses for the twelve weeks ended November 19, 2005, include a $2.8 million hurricane related charge and $3.7 million in share-based compensation expense resulting from the current year adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (see “Note B - Share-Based Payments”). The remaining increase is driven by both short-term expenditures and longer-term efforts to improve the customer shopping experience, from expanding hours of operation to continuing to improve the in-store merchandising presentation.

Interest expense, net for the twelve weeks ended November 19, 2005, was $23.7 million compared with $21.8 million during the comparable prior year period. This increase was primarily due to higher average borrowing rates over the comparable prior year period. Average borrowings for the twelve weeks ended November 19, 2005, were $1.931 billion, compared with $1.904 billion for the comparable prior year period. Weighted average borrowing rates were 5.4% at November 19, 2005, and 4.8% at November 20, 2004.

Our effective income tax rate was 37.0% of pretax income for the twelve weeks ended November 19, 2005, and for the comparable prior year period. For fiscal 2006, we expect the effective income tax rate to approximate 37.0%; however, the actual rate will depend on a number of factors, including the amount and source of operating income and the timing and nature of discrete income tax events.

Net income for the twelve week period ended November 19, 2005, decreased by $8.1 million to $114.4 million, and diluted earnings per share decreased by 2% to $1.48 from $1.52 in the comparable prior year period. The impact on current quarter diluted earnings per share from the stock repurchases since the end of the comparable prior year period was an increase of $0.05.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts and accessories. For the twelve weeks ended November 19, 2005, our net cash flows from operating activities provided $127.7 million as compared with $112.9 million during the comparable prior year period. The year-over-year improvement in cash flows from operating activities is primarily due to changes in income tax payable. The increase in merchandise inventories, required to support new-store development and sales growth, has largely been financed by our vendors, as evidenced by a 90% accounts payable to inventory ratio and the use of pay-on-scan (“POS”) arrangements with certain vendors, whereby we will not purchase merchandise supplied by a vendor until just before that merchandise is ultimately sold to our customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to our customers. Since we do not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on our balance sheet. Upon the sale of the merchandise to our customer, we recognize the liability for the goods and pay the vendor in accordance with the agreed upon terms. Although we do not hold title to the goods, we control pricing and have credit collection risk and therefore, revenues under POS arrangements are included gross in net sales in the income statement. We have financed the repurchase of existing merchandise inventory by certain vendors in order to convert such vendors to POS arrangements. These receivables have durations up to 25 months and approximated $40.8 million at November 19, 2005. The $34.2 million current portion of these receivables is reflected in accounts receivable and the $6.6 million long-term portion is reflected as a component of other long-term assets at November 19, 2005. Merchandise under POS arrangements was $148.8 million at November 19, 2005.

Our net cash flows from investing activities for the twelve weeks ended November 19, 2005, used $57.9 million as compared with $62.0 million used in the comparable prior year period. Included in the prior year amount was $3.2 million related to our acquisition of certain assets from a regional auto parts retailer. Four stores related to this transaction have been converted to AutoZone stores and are reflected in our store counts. Capital expenditures for the twelve weeks ended November 19, 2005, were $58.5 million compared to $58.8 million for the comparable prior year period. During this twelve week period, we opened 36 new stores including 3 new stores in Mexico. In the comparable prior year period, we opened 29 new stores, including one new store in Mexico. We expect to invest in our business consistent with historical rates during fiscal 2006, primarily related to our new store development program and enhancements to existing stores and systems.

Our net cash flows from financing activities for the twelve weeks ended November 19, 2005, used $63.2 million compared to $63.9 million used for the comparable prior year period. The current period reflects $71.4 million in net repayments of commercial paper borrowings versus $43.8 million in net repayments from commercial paper in the comparable prior year period. Stock repurchases were $9.8 million in the current period as compared with $30.0 million in stock repurchases in the comparable prior year period. For the twelve weeks ended November 19, 2005, exercises of stock options provided $18.0 million, including $2.7 million in related tax benefits that are reflected in cash flows from financing activities. In the comparable prior year period, exercises of stock options provided $16.2 million, including $5.8 million in related tax benefits that are reflected in cash flows from operating activities. At November 19, 2005, options to purchase 1.9 million shares were exercisable at a weighted average exercise price of $56.80.

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

At November 19, 2005, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB+ and a commercial paper rating of A-2. Moody’s Investors Service had assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. As of November 19, 2005, Moody’s and Standard & Poor’s had AutoZone listed as having a “negative” and “stable” outlook, respectively. If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense will increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.

We maintain $1.0 billion of revolving credit facilities with a group of banks, with $300 million expiring in May 2006 and $700 million expiring in May 2010. It is expected that the portion expiring in May 2006 will be renewed, replaced or the option to extend the maturity date of the then-outstanding debt by one year will be exercised. The credit facilities exist primarily to support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, we had $722.5 million in available capacity under these facilities at November 19, 2005. The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending bank’s base rate (as defined in the facility agreements) or a competitive bid rate at our option.

We have agreed to observe certain covenants under the terms of our borrowing agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage. All of the repayment obligations under our borrowing agreements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. Additionally, the repayment obligations may be accelerated if we experience a change in control (as defined in the agreements) of AutoZone or its Board of Directors. As of November 19, 2005, we were in compliance with all covenants and expect to remain in compliance with all covenants.

As of November 19, 2005, the Board of Directors had authorized the Company to repurchase up to $4.4 billion of common stock in the open market. From January 1, 1998 to November 19, 2005, the Company has repurchased a total of 87.2 million shares at an aggregate cost of $4.1 billion; including 123,000 shares of its common stock at an aggregate cost of $9.8 million during the twelve week period ended November 19, 2005.

Off-Balance Sheet Arrangements

In conjunction with our commercial sales program, we offer credit to some of our commercial customers. Certain of the receivables related to the credit program are sold to a third party at a discount for cash with limited recourse. We have established a reserve for this recourse. At November 19, 2005, the receivables facility had an outstanding balance of $48.0 million and the balance of the recourse reserve was approximately $200,000.

Since fiscal year end, we have issued additional and increased existing stand-by letters of credit that are primarily renewed on an annual basis to cover premium and deductible payments to our workers’ compensation carrier. Our total standby letters of credit commitment at November 19, 2005 was $131.4 million compared with $121.2 million at August 27, 2005, and our total surety bonds commitment at November 19, 2005, was $12.7 million compared with $13.4 million at August 27, 2005.

AutoZone has entered into pay-on-scan (“POS”) arrangements with certain vendors, whereby AutoZone will not purchase merchandise supplied by a vendor until just before that merchandise is ultimately sold to AutoZone’s customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to AutoZone’s customers. Since the Company does not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on the Company’s balance sheet. Upon the sale of the merchandise to AutoZone’s customers, AutoZone recognizes the liability for the goods and pays the vendor in accordance with the agreed-upon terms. Although AutoZone does not hold title to the goods, AutoZone controls pricing and has credit collection risk and therefore, gross revenues under POS arrangements are included in net sales in the income statement. Sales of merchandise under POS approximated $123.2 million for the twelve weeks ended November 19, 2005, and $100.1 million in the comparable prior year period. Merchandise under POS arrangements was $148.8 million at November 19, 2005, and $151.7 million at August 27, 2005.

Critical Accounting Policies

As there have been no changes to our critical accounting policies during fiscal 2006, refer to our Annual Report to Shareholders, which is incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended August 27, 2005, for a summary of our policies.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements typically use words such as “believe,”  “anticipate,”  “should,”  “intend,”  “plan,”  “will,”  “expect,”  “estimate,”  “project,”  “positioned,”  “strategy,” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation, competition; product demand; the economy; the ability to hire and retain qualified employees; consumer debt levels; inflation; weather; raw material costs of our suppliers; gasoline prices; war and the prospect of war, including terrorist activity; availability of commercial transportation; construction delays; access to available and feasible financing; changes in laws or regulations; and our ability to continue to negotiate POS arrangements and other terms with our vendors. Forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those contemplated by such forward-looking statements, and such events could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section contained in our Annual Report on Form 10-K for the fiscal year ended August 27, 2005, for more details.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At November 19, 2005, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our 2005 Annual Report to Shareholders, which is incorporated by reference in our Annual Report on Form 10-K, was the $71.4 million reduction in commercial paper.

The fair value of our debt was estimated at $1.739 billion as of November 19, 2005, and $1.868 billion as of August 27, 2005, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same remaining maturities. Such fair value is less than the carrying value of debt by $51.0 million at November 19, 2005, and greater than the carrying value of debt by $6.3 million at August 27, 2005. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had $149.8 million of variable rate debt outstanding at November 19, 2005, and $221.9 million of variable rate debt outstanding at August 27, 2005. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable impact on our pre-tax earnings and cash flows of $1.5 million in fiscal 2006 and $2.2 million in fiscal 2005, which includes the effects of interest rate swaps. The primary interest rate exposure on variable rate debt is based on LIBOR. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had outstanding fixed rate debt of $1.640 billion at November 19, 2005, and $1.640 billion at August 27, 2005. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $59.6 million at November 19, 2005, and $65.6 million at August 27, 2005.

Item 4.	Controls and Procedures.

As of November 19, 2005, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Principal Accounting Officer, concluded that our disclosure controls and procedures were effective as of November 19, 2005. No significant changes in our internal controls or in other factors have occurred that could significantly affect controls subsequent to November 19, 2005.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

AutoZone, Inc. is a defendant in a lawsuit entitled "Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc. et al.," filed in the U.S. District Court for the Southern District of New York in October 2004. The case was filed by approximately 240 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers (collectively “Plaintiffs”), against 24 defendants, 11 of which are principally automotive aftermarket retailers (7 of which are AutoZone related entities) and 13 of which are principally aftermarket manufacturers. One aftermarket retailer was subsequently dismissed. Of the aftermarket manufacturer defendants, 7 settled, were dismissed, or were improperly served, and 6 more aftermarket manufacturer defendants were added in an amended complaint filed in November 2005, leaving 12 aftermarket manufacturer defendants; for a current total of 22 remaining defendants ("Defendants"). In the amended complaint the plaintiffs allege, inter alia, that some or all of the automotive aftermarket retailer defendants have knowingly received, in violation of the Robinson-Patman Act (the “Act”), from various of the aftermarket manufacturer defendants benefits such as volume discounts, rebates, early buy allowances and other allowances, fees, inventory without payment, sham advertising and promotional payments, a share in the manufacturers' profits, benefits of pay-on-scan purchases, implementation of radio frequency identification technology, and excessive payments for services purportedly performed for the manufacturers. Additionally, a subset of plaintiffs alleges a claim of fraud against the automotive aftermarket retailer defendants based on discovery issues in a prior litigation involving similar Robinson-Patman Act claims. In the prior litigation, the discovery dispute, as well as the underlying claims, were decided in favor of AutoZone and the other automotive aftermarket retailer defendants who proceeded to trial, pursuant to a unanimous jury verdict which was affirmed by the Second Circuit Court of Appeals. In the current litigation, plaintiffs seek an unspecified amount of damages (including statutory trebling), attorneys' fees, and a permanent injunction prohibiting the aftermarket retailer defendants from inducing and/or knowingly receiving discriminatory prices from any of the aftermarket manufacturer defendants and from opening up any further stores to compete with plaintiffs as long as defendants allegedly continue to violate the Act. The Company believes this suit to be without merit and is vigorously defending against it. In August 2005, the Defendants filed two motions to dismiss all claims with prejudice on substantive and procedural grounds. Additionally, the Defendants sought to enjoin plaintiffs from filing similar lawsuits in the future. Although the Plaintiffs have amended their complaint, the Defendants intend to refile their dispositive motions, which if granted in their entirety, would resolve the litigation in Defendants' favor.

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

Item 2.	Changes in Securities and Use of Proceeds.

Shares of common stock repurchased by the Company during the quarter ended November 19, 2005, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
August 28, 2005 to September 24, 2005	--	$--	87,035,413	$298,234,452
September 25, 2005 to October 22, 2005	27,500	78.62	87,062,913	296,072,468
October 23, 2005 to November 19, 2005	95,500	79.84	87,158,413	288,447,410

Total	123,000	$79.57	87,158,413	$288,447,410

All of the above repurchases were part of publicly announced plans that were authorized by the Company’s Board of Directors for a maximum of $4.4 billion in common shares. The program was initially announced in January 1998, and was most recently amended in March 2005, to increase the repurchase authorization to $4.4 billion from $3.9 billion. The program does not have an expiration date.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Third Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	During the quarter ended November 19, 2005, the Company filed the following reports on Form 8-K:

i.	Dated September 21, 2005, furnishing a press release regarding the financial results for the fiscal quarter and fiscal year ended August 27, 2005.
ii.
Dated September 29, 2005, announcing that the Compensation Committee of the Board of Directors for AutoZone, Inc. had established 2006 performance goals for the Executive Incentive Plan, and furnishing a press release announcing the resignation of an executive officer.

iii.	Dated October 19, 2005, furnishing a press release announcing certain executive promotions and resignations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOZONE, INC.

By:	/s/ CHARLIE PLEAS III
Charlie Pleas, III
Vice President, Controller
(Principal Accounting Officer)

Dated: December 15, 2005

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