Form 10-Q
period 2006-02-11
AUTOZONE INC
filed 2006-03-15
CIK 866787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 11, 2006, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value - 76,743,370 shares outstanding as of March 8, 2006.

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
EX.31.1 SECTION 302 CERTIFICATION OF PEO
EX.31.2 SECTION 302 CERTIFICATION OF PAO
EX.32.1 SECTION 906 CERTIFICATION OF PEO
EX.32.2 SECTION 906 CERTIFICATION OF PAO

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	February 11, 2006	August 27, 2005

ASSETS
Current assets
Cash and cash equivalents	$81,372	$74,810
Accounts receivable	124,267	118,263
Merchandise inventories	1,722,681	1,663,860
Other current assets	106,672	72,526
Total current assets	2,034,992	1,929,459

Property and equipment
Property and equipment	3,083,909	2,978,637
Less: Accumulated depreciation and amortization	1,091,494	1,041,022
	1,992,415	1,937,615
Other assets
Goodwill, net of accumulated amortization	302,645	302,699
Deferred income taxes	36,787	32,917
Other long-term assets	35,014	42,567
	374,446	378,183
	$4,401,853	$4,245,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,427,672	$1,539,776
Accrued expenses	267,160	255,672
Income taxes payable	89,941	4,753
Deferred income taxes	10,028	10,958
Total current liabilities	1,794,801	1,811,159

Long-term debt	1,779,300	1,861,850
Other liabilities	186,594	181,241
Stockholders’ equity	641,158	391,007
	$4,401,853	$4,245,257

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	February 11, 2006	February 12, 2005	February 11, 2006	February 12, 2005

Net sales	$1,253,815	$1,204,055	$2,591,891	$2,490,258
Cost of sales, including warehouse
and delivery expenses	637,625	621,684	1,320,172	1,287,086
Operating, selling, general and
administrative expenses	437,845	433,652	888,081	838,140
Operating profit	178,345	148,719	383,638	365,032
Interest expense, net	24,333	23,645	48,072	45,435
Income before income taxes	154,012	125,074	335,566	319,597
Income taxes	56,990	30,981	124,170	102,981
Net income	$97,022	$94,093	$211,396	$216,616

Weighted average shares
for basic earnings per share	76,784	79,692	76,686	79,702
Effect of dilutive stock equivalents	690	1,168	627	1,101
Adjusted weighted average shares
for diluted earnings per share	77,474	80,860	77,313	80,803

Basic earnings per share	$1.26	$1.18	$2.76	$2.72
Diluted earnings per share	$1.25	$1.16	$2.73	$2.68

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Twenty-four Weeks Ended
	February 11, 2006	February 12, 2005
Cash flows from operating activities
Net income	$211,396	$216,616
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation and amortization of property and equipment	62,309	71,324
Deferred rent liability adjustment	—	21,527
Amortization of debt origination fees	731	1,211
Income tax benefit from exercise of options	—	9,718
Income from warranty negotiations	—	(1,736)
Share-based compensation expense	7,982	—
Changes in operating assets and liabilities
Accounts receivable	(6,004)	(31,717)
Merchandise inventories	(58,821)	(39,450)
Accounts payable and accrued expenses	(100,616)	(118,772)
Income taxes payable	85,188	3,687
Deferred income taxes	(6,820)	(24,561)
Other, net	3,803	(6,681)
Net cash provided by operating activities	199,148	101,166

Cash flows from investing activities
Capital expenditures	(115,862)	(118,778)
Purchase of marketable securities	(125,493)	—
Proceeds from sale of short-term investments	104,912	—
Acquisition	—	(3,160)
Disposal of capital assets	999	2,042
Other, net	(86)	—
Net cash used in investing activities	(135,530)	(119,896)

Cash flows from financing activities
Net repayments of commercial paper	(81,200)	(266,400)
Proceeds from issuance of debt	—	300,000
Net proceeds from sale of common stock	27,187	18,417
Purchase of treasury stock	(9,787)	(30,000)
Income tax benefit from exercised options	6,382	—
Other, net	362	—
Net cash provided by (used in) financing activities	(57,056)	22,017
Net increase in cash and cash equivalents	6,562	3,287
Cash and cash equivalents at beginning of period	74,810	76,852
Cash and cash equivalents at end of period	$81,372	$80,139

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

Operating results for the twelve and twenty-four weeks ended February 11, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2006. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. Each of the fourth quarters of fiscal 2005 and 2006 has 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring in the summer months of June through August and the lowest sales generally occurring in the winter months of December through February.

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

	Twelve Weeks Ended		Twenty-four Weeks Ended
(in thousands, except per share amounts)	February 11, 2006	February 12, 2005	February 11, 2006	February 12, 2005

Net income, as reported	$97,022	$94,093	$211,396	$216,616
Add: Share-based payments included in reported net income, net of related tax effects per SFAS 123(R)	2,673	—	5,028	—
Deduct: Total pro-forma stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects per SFAS 123 and APB 25	(2,165)	(3,595)	(2,664)	(7,005)
Pro forma net income	$97,530	$90,498	$213,760	$209,611
Earnings per share
Basic - as reported	$1.26	$1.18	$2.76	$2.72
Basic - pro forma	$1.27	$1.14	$2.79	$2.63

Diluted - as reported	$1.25	$1.16	$2.73	$2.68
Diluted - pro forma	$1.26	$1.12	$2.76	$2.59

Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous proforma expense (which after-tax, approximated $1.0 million in the twelve-week period and $3.2 million in the twenty-four week period ended February 11, 2006 and $0.5 million in the twelve week period and $0.7 million in the twenty-four week period ended February 12, 2005) was reversed to reduce pro forma expense for that period.

The adoption of SFAS 123(R)’s fair value method has resulted in additional share-based expense (a component of operating, selling and general and administrative expenses) in the amount of $4.0 million related to stock options and $265,000 related to share purchase plans for the twelve-week period ended February 11, 2006, than if the Company had continued to account for share-based compensation under APB 25. For the twelve-week period ended February 11, 2006, this additional share-based compensation lowered pre-tax earnings by $4.2 million, lowered net income by $2.7 million, and lowered basic and diluted earnings per share by $0.03.

For the twenty-four week period ended February 11, 2006, the adoption of SFAS 123(R)'s fair value method has resulted in additional share-based expense in the amount of $7.5 million related to stock options and $441,000 related to share purchase plans, than if the company had continued to account for share-based composition under APB25. This additional share-based compensation lowered pre-tax earnings by $8.0 million, lowered net income by $5.0 million, and lowered basic and diluted earnings per share by $0.07. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123(R). For the twenty-four week period ended February 11, 2006, the $6.4 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). The impact of adopting SFAS 123(R) on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

AutoZone grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. The options have a term of 10 years from grant date and vest three years from grant date for director options and in equal annual installments over the four-year period following the grant date for employee options. Employees have 30 days after the employment relationship ends to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted in the twenty-four-week period ended February 11, 2006 and a summary of the methodology applied to develop each assumption are as follows:

Expected price volatility	30%
Risk-free interest rate	4.0%
Weighted average expected lives in years	3.3
Forfeiture rate	10%
Dividend yield	0%

Expected Price Volatility - This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. We use actual historical changes in the market value of our stock to calculate the volatility assumption as it is management’s belief that this is the best indicator of future volatility. We calculate daily market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. An increase in the expected volatility will increase compensation expense.

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

The Company generally issues new shares when options are exercised. A summary of stock option activity since our most recent fiscal year end is as follows:

	Options	Weighted Average Exercise Price
Outstanding August 27, 2005	3,837,486	$65.87
Granted	705,595	82.23
Exercised	(497,305)	56.48
Canceled	(427,934)	75.39
Outstanding February 11, 2006	3,617,842	$69.25

At February 11, 2006, the aggregate intrinsic value of all outstanding options was $104.2 million with a weighted average remaining contractual term of 7.2 years, of which 1,662,137 of the outstanding options are currently exercisable with an aggregate intrinsic value of $68.5 million, a weighted average exercise price of $56.82 and a weighted average remaining contractual term of 5.8 years. Shares reserved for future option grants approximated 2.2 million at February 11, 2006. Since August 27, 2005, the weighted average grant date fair value of options granted is $22.66 and 882,231 options have vested, net of forfeitures, with a weighted average intrinsic value of $33.92. At February 11, 2006, the total compensation cost related to non-vested awards not yet recognized was $25.9 million with a weighted average expense recognition period of 2.0 years.

Under the AutoZone, Inc. 2003 Director Stock Option Plan, on January 1 of each year, each non-employee director receives an option to purchase 1,500 shares of common stock, and each non-employee director that owns common stock worth at least five times the annual fee paid to each non-employee director on an annual basis will receive an additional option to purchase 1,500 shares of common stock. In addition, each new director receives an option to purchase 3,000 shares upon election to the Board of Directors, plus a portion of the annual directors’ option grant prorated for the portion of the year actually served in office. These stock option grants are made at the fair market value as of the grant date. At February 11, 2006, there were 79,617 outstanding options under the current and prior plans with 315,883 shares of common stock reserved for future issuance under the current plan.

Under the AutoZone, Inc. 2003 Director Compensation Plan, a non-employee director may receive no more than one-half of their director fees immediately in cash, and the remainder of the fees must be taken in common stock or may be deferred in units with value equivalent to the value of shares of common stock as of the grant date. At February 11, 2006, the Company has $1.7 million accrued related to 17,739 director units issued under the current and prior plans with 89,077 shares of common stock reserved for future issuance under the current plan.

The Company recognized $441,000 in expense related to the discount on the selling of shares to employees and executives under various share purchase plans. Under the Company’s share purchase plans for the twenty-four week period ended February 11, 2006, 26,925 shares were sold to employees and the Company repurchased, at fair value, 31,452 shares from employees electing to sell their stock. Issuances of shares under the share purchase plans are netted against repurchases and such repurchases are not included in share repurchases disclosed in “Note G - Stock Repurchase Program.” At February 11, 2006, 435,944 shares of common stock were reserved for future issuance under the employee plan and 264,390 shares of common stock were reserved for future issuance under the executive plan.

There have been no modifications to the Company’s share-based compensation plans during the twenty-four week period ended February 11, 2006.

Note C- Inventories

Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. Included in inventory are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s inventory balances are effectively maintained under the first-in, first-out method as the Company’s policy is not to write up inventory for favorable LIFO adjustments, resulting in cost of sales being reflected at the higher amount. The cumulative balance of this unrecorded adjustment, which would be reduced upon experiencing price inflation on our merchandise purchases, was $183 million at February 11, 2006, and $167 million at August 27, 2005.

AutoZone has entered into pay-on-scan (“POS”) arrangements with certain vendors, whereby AutoZone will not purchase merchandise supplied by a vendor until just before that merchandise is ultimately sold to AutoZone’s customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to AutoZone’s customers. Since the Company does not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on the Company’s balance sheet. Upon the sale of the merchandise to AutoZone’s customers, AutoZone recognizes the liability for the goods and pays the vendor in accordance with the agreed-upon terms. Although AutoZone does not hold title to the goods, AutoZone controls pricing and has credit collection risk and therefore, gross revenues under POS arrangements are included in net sales in the income statement. AutoZone has financed the repurchase of existing merchandise inventory by certain vendors in order to convert such vendors to POS arrangements. These receivables have remaining durations up to 20 months and approximated $30.9 million at February 11, 2006, and $49.9 million at August 27, 2005. The current portion of these receivables is reflected in accounts receivable and was $27.9 million at February 11, 2006, and $37.5 million at August 27, 2005. The long-term portion of $3.0 million at February 11, 2006, and $12.4 million at August 27, 2005, is reflected as a component of other long-term assets. Merchandise under POS arrangements was $126.6 million at February 11, 2006, and $151.7 million at August 27, 2005.

Note D-Legal Proceedings

AutoZone, Inc. is a defendant in a lawsuit entitled "Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc. et al.," filed in the U.S. District Court for the Southern District of New York in October 2004. The case was filed by approximately 240 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers (collectively “Plaintiffs”), against 24 defendants, 11 of which are principally automotive aftermarket retailers (7 of which are AutoZone related entities) and 13 of which are principally aftermarket manufacturers. One aftermarket retailer was subsequently dismissed. Of the aftermarket manufacturer defendants, 7 settled, were dismissed, or were improperly served, and 6 more aftermarket manufacturer defendants were added in an amended complaint filed in November 2005, leaving 12 aftermarket manufacturer defendants; for a current total of 22 remaining defendants ("Defendants"). In the amended complaint the plaintiffs allege, inter alia, that some or all of the automotive aftermarket retailer defendants have knowingly received, in violation of the Robinson-Patman Act (the “Act”), from various of the aftermarket manufacturer defendants benefits such as volume discounts, rebates, early buy allowances and other allowances, fees, inventory without payment, sham advertising and promotional payments, a share in the manufacturers' profits, benefits of pay on scan purchases, implementation of radio frequency identification technology, and excessive payments for services purportedly performed for the manufacturers. Additionally, a subset of plaintiffs alleges a claim of fraud against the automotive aftermarket retailer defendants based on discovery issues in a prior litigation involving similar Robinson-Patman Act claims. In the prior litigation, the discovery dispute, as well as the underlying claims, were decided in favor of AutoZone and the other automotive aftermarket retailer defendants who proceeded to trial, pursuant to a unanimous jury verdict which was affirmed by the Second Circuit Court of Appeals. In the current litigation, plaintiffs seek an unspecified amount of damages (including statutory trebling), attorneys' fees, and a permanent injunction prohibiting the aftermarket retailer defendants from inducing and/or knowingly receiving discriminatory prices from any of the aftermarket manufacturer defendants and from opening up any further stores to compete with plaintiffs as long as defendants allegedly continue to violate the Act. The Company believes this suit to be without merit and is vigorously defending against it. Defendants have filed motions to dismiss all claims with prejudice on substantive and procedural grounds. Additionally, the Defendants have sought to enjoin plaintiffs from filing similar lawsuits in the future. If granted in their entirety, these dispositive motions would resolve the litigation in Defendants' favor.

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

Note E-Pension Plans

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

The components of the Company’s net periodic benefit cost related to all of its pension plans for all periods presented are as follows:

	Twelve Weeks Ended		Twenty-four Weeks Ended
(in thousands)	February 11, 2006	February 12, 2005	February 11, 2006	February 12, 2005

Service cost	$—	$—	$—	$—
Interest cost	2,121	1,913	4,242	3,826
Expected return on plan assets	(1,978)	(1,871)	(3,956)	(3,742)
Amortization of prior service cost	(145)	(149)	(290)	(298)
Amortization of net loss	1,303	231	2,606	462
Net periodic benefit cost	$1,301	$124	$2,602	$248

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. During the twenty-four-week period ended February 11, 2006, the Company made approximately $700,000 in contributions to the plan and expects to fund another $7 million to $9 million during the remainder of this fiscal year.

Note F-Financing Arrangements

The Company’s long-term debt consisted of the following:

(in thousands)	February 11, 2006	August 27, 2005

Bank Term Loan due December 2009, effective interest rate of 4.55%	$300,000	$300,000
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	300,000	300,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
4.75% Senior Notes due November 2010, effective interest rate of 4.17%	200,000	200,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.5% Senior Notes due July 2008	190,000	190,000
7.99% Senior Notes due April 2006	150,000	150,000
Commercial paper, weighted average interest rate of 4.6% at February 11, 2006, and 3.6% at August 27, 2005	136,500	217,700
Other	2,800	4,150
	$1,779,300	$1,861,850

The Company maintains $1.0 billion of revolving credit facilities with a group of banks, with $300 million expiring in May 2006 and $700 million expiring in May 2010. It is expected that the portion expiring in May 2006 will be renewed, replaced or the option to extend the maturity date of the then-outstanding debt by one year will be exercised. The credit facilities exist primarily to support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, the Company had $732.7 million in available capacity under these facilities at February 11, 2006. The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (“LIBOR”), the lending bank’s base rate (as defined in the facility agreements) or a competitive bid rate at the option of the Company.

The Senior Notes due April 2006, commercial paper and other short-term borrowings are all classified as long-term, as the Company has the ability and intent to refinance them on a long-term basis.

The Company agreed to observe certain covenants under the terms of its borrowing agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage. All of the repayment obligations under the Company’s borrowing agreements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. Additionally, the repayment obligations may be accelerated if AutoZone experiences a change in control (as defined in the agreements) of AutoZone or its Board of Directors. As of February 11, 2006, the Company was in compliance with all covenants and expects to remain in compliance with all covenants.

Note G-Stock Repurchase Program

As of February 11, 2006, the Board of Directors had authorized the Company to repurchase up to $4.4 billion of common stock in the open market. From January 1, 1998 to February 11, 2006, the Company has repurchased a total of 87.2 million shares at an aggregate cost of $4.1 billion; including 123,000 shares of its common stock at an aggregate cost of $9.8 million during the twenty-four-week period ended February 11, 2006.

Note H-Comprehensive Income

Comprehensive income includes foreign currency translation adjustments; the impact from certain derivative financial instruments designated and effective as cash flow hedges, including changes in fair value, as applicable, and the reclassification of gains and/or losses from accumulated other comprehensive loss to net income to offset the earnings impact of the underlying items being hedged; and changes in the fair value of certain investments classified as available for sale. Comprehensive income for all periods presented is as follows:

	Twelve Weeks Ended		Twenty-four Weeks Ended
(in thousands)	February 11, 2006	February 12, 2005	February 11, 2006	February 12, 2005

Net income, as reported	$97,022	$94,093	$211,396	$216,616
Foreign currency translation adjustment	2,392	2,055	3,959	2,367
Net impact from derivative instruments	769	(739)	3,172	(3,780)
Unrealized losses from marketable securities	(137)	—	(137)	—
Comprehensive income	$100,046	$95,409	$218,390	$215,203

Note I-Leases

During the fiscal quarter ended February 12, 2005, the Company completed a detailed review of its accounting for rent expense and expected useful lives of leasehold improvements. The Company noted inconsistencies in the periods used to amortize leasehold improvements and the periods used to straight-line rent expense. The Company revised its policy to record rent for all operating leases on a straight-line basis over the lease term, including any reasonably assured renewal periods and the period of time prior to the lease term that the Company is in possession of the leased space for the purpose of installing leasehold improvements. Differences between recorded rent expense and cash payments are recorded as a liability in accrued expenses and other long-term liabilities on the balance sheet. Additionally, all leasehold improvements are amortized over the lesser of their useful life or the remainder of the lease term, including any reasonably assured renewal periods, in effect when the leasehold improvements are placed in service. During the quarter ended February 12, 2005, the Company recorded an adjustment in the amount of $40.3 million pre-tax ($25.4 million after-tax), which included the impact on prior years, to reflect additional amortization of leasehold improvements and additional rent expense as if this new policy had always been followed by the Company. The impact of the cumulative adjustment on fiscal 2005 and any prior year is immaterial.

Note J-Income Taxes

During the fiscal quarter ended February 12, 2005, the Company recorded a $15.3 million reduction to income tax expense primarily due to the American Jobs Creation Act (the “Act”). The Act was signed into law in October 2004 and provides an opportunity to repatriate foreign earnings, reinvest them in the United States, and claim an 85% dividend received deduction on the repatriated earnings provided certain criteria are met. During the fiscal quarter ended February 12, 2005, the Company determined that it met the criteria of the Act, and it decided to repatriate its accumulated foreign earnings through fiscal 2005, at which time approximated $36.7 million, from its Mexico subsidiaries. As the Company had previously recorded deferred income taxes on these amounts, the planned repatriation resulted in a one-time reduction to income tax expense.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of February 11, 2006, the related condensed consolidated statements of income for the twelve and twenty-four week periods ended February 11, 2006 and February 12, 2005, and the condensed consolidated statements of cash flows for the twenty-four week periods ended February 11, 2006 and February 12, 2005. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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
March 14, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the nation’s leading retailer of automotive parts and accessories, with most of our sales to do-it-yourself (“DIY”) customers. As of February 11, 2006, we operated 3,743 stores including 88 stores in Mexico and excluding 10 stores that remain closed as a result of hurricanes, compared with 3,541 stores including 67 stores in Mexico, at February 12, 2005. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. Many of our stores also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers and service stations. We also sell the ALLDATA brand diagnostic and repair software. On the web, we sell diagnostic and repair information and automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com. We do not derive revenue from automotive repair or installation.

Operating results for the twelve and twenty-four weeks ended February 11, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2006. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. Each of the fourth quarters of fiscal 2005 and 2006 has 16 weeks. Additionally, our business is somewhat seasonal in nature, with the highest sales generally occurring in the summer months of June through August and the lowest sales generally occurring in the winter months of December through February.

Twelve Weeks Ended February 11, 2006, Compared with Twelve Weeks Ended February 12, 2005

Net sales for the twelve weeks ended February 11, 2006, increased $49.8 million, or 4.1%, over net sales of $1.204 billion for the comparable prior year period. This increase in sales was primarily driven by sales from new stores as comparable store sales (sales for domestic stores opened at least one year) increased 0.4%. DIY sales increased 3.5%, commercial sales increased 0.2% and combined sales from our ALLDATA and Mexico operations increased 31.4%.

Gross profit for the twelve weeks ended February 11, 2006, was $616.2 million, or 49.1% of net sales, compared with $582.4 million, or 48.4% of net sales, during the comparable prior year period. The improvement in gross profit margin was primarily attributable to ongoing category management initiatives as well as reduced sales of non-core, lower margin merchandise.

Operating, selling, general and administrative expenses for the twelve weeks ended February 11, 2006, increased by $4.2 million over $433.7 million for the comparable prior year period, and decreased as a percentage of net sales from 36.0% to 34.9%. Expenses for the twelve weeks ended February 11, 2006, include $4.2 million in share-based compensation expense resulting from the current year adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (see “Note B - Share-Based Payments”). Expenses for the twelve weeks ended February 12, 2005, include a $40.3 million charge related to accounting for leases (see “Note I - Leases”). The remaining increase in expenses is driven by both short-term expenditures and longer-term efforts to improve the customer shopping experience, from expanding hours of operation to continuing to improve the in-store merchandising presentation.

Interest expense, net for the twelve weeks ended February 11, 2006, was $24.3 million compared with $23.6 million during the comparable prior year period. This increase was due to higher average borrowing rates over the comparable prior year period. Average borrowings for the twelve weeks ended February 11, 2006, were $1.912 billion, compared with $1.981 billion for the comparable prior year period. Weighted average borrowing rates were 5.5% at February 11, 2006, and 4.9% at February 12, 2005.

Our effective income tax rate was 37.0% of pretax income for the twelve weeks ended February 11, 2006, and 24.8% for the comparable prior year period. The comparable prior year period’s effective income tax rate reflects $15.3 million in one-time tax benefits related to the repatriation of Mexican earnings as a result of the American Jobs Creation Act of 2004, and other discrete income tax items (see “Note J - Income Taxes”). For fiscal 2006, we expect the effective income tax rate to approximate 37.0%; however, the actual rate will depend on a number of factors, including the amount and source of operating income and the timing and nature of discrete income tax events.

Net income for the twelve week period ended February 11, 2006, increased by $2.9 million to $97.0 million, and diluted earnings per share increased by 7.6% to $1.25 from $1.16 in the comparable prior year period. The impact on current quarter diluted earnings per share from the stock repurchases since the end of the comparable prior year period was an increase of $0.04.

Twenty-four Weeks Ended February 11, 2006, Compared with Twenty-four Weeks Ended February 12, 2005

Net sales for the twenty-four weeks ended February 11, 2006, increased $101.6 million, or 4.1%, over net sales of $2.490 billion for the comparable prior year period. This increase in sales was primarily driven by sales from new stores as comparable store sales (sales for domestic stores opened at least one year) increased 0.6%. DIY sales increased 3.9%, commercial sales decreased 0.9% and combined sales from our ALLDATA and Mexico operations increased 28.3%.

Gross profit for the twenty-four weeks ended February 11, 2006, was $1.272 billion, or 49.1% of net sales, compared with $1.203 billion, or 48.3% of net sales, during the comparable prior year period. The improvement in gross profit margin was primarily attributable to ongoing category management initiatives as well as reduced sales of non-core, lower margin merchandise.

Operating, selling, general and administrative expenses for the twenty-four weeks ended February 11, 2006, increased by $49.9 million over $838.1 million for the comparable prior year period, and increased as a percentage of net sales from 33.7% to 34.3%. Expenses for the twenty-four weeks ended February 11, 2006, include a $2.8 million hurricane related charge and $8.0 million in share-based compensation expense resulting from the current year adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (see “Note B - Share-Based Payments”). Expenses for the twenty-four weeks ended February 12, 2005, include a $40.3 million charge related to accounting for leases (see “Note I - Leases”). The remaining increase is driven by both short-term expenditures and longer-term efforts to improve the customer shopping experience, from expanding hours of operation to continuing to improve the in-store merchandising presentation.

Interest expense, net for the twenty-four weeks ended February 11, 2006, was $48.1 million compared with $45.4 million during the comparable prior year period. This increase was due to higher average borrowing rates over the comparable prior year period. Average borrowings for the twenty-four weeks ended February 11, 2006, were $1.922 billion, compared with $1.954 billion for the comparable prior year period. Weighted average borrowing rates were 5.5% at February 11, 2006, and 4.9% at February 12, 2005.

Our effective income tax rate was 37.0% of pretax income for the twenty-four weeks ended February 11, 2006, and 32.2% for the comparable prior year period. The comparable prior year period’s effective income tax rate reflects $15.3 million in one-time tax benefits related to the repatriation of Mexican earnings as a result of the American Jobs Creation Act of 2004, and other discrete income tax items (see “Note J - Income Taxes”). For fiscal 2006, we expect the effective income tax rate to approximate 37.0%; however, the actual rate will depend on a number of factors, including the amount and source of operating income and the timing and nature of discrete income tax events.

Net income for the twenty-four week period ended February 11, 2006, decreased by $5.2 million to $211.4 million, and diluted earnings per share increased by 2.0% to $2.73 from $2.68 in the comparable prior year period. The impact on current year diluted earnings per share from the stock repurchases since the end of the comparable prior year period was an increase of $0.08.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts and accessories. For the twenty-four weeks ended February 11, 2006, our net cash flows from operating activities provided $199.1 million as compared with $101.2 million during the comparable prior year period. The year-over-year improvement in cash flows from operating activities is primarily due to changes in income tax payable impacted by the timing and amounts of estimated income tax payments. Cash flows from operating activities continue to benefit from our inventory purchases being largely financed by our vendors, as evidenced by an 83% accounts payable to inventory ratio and the use of pay-on-scan (“POS”) arrangements with certain vendors, whereby we will not purchase merchandise supplied by a vendor until just before that merchandise is ultimately sold to our customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to our customers. Since we do not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on our balance sheet. Upon the sale of the merchandise to our customer, we recognize the liability for the goods and pay the vendor in accordance with the agreed upon terms. Although we do not hold title to the goods, we control pricing and have credit collection risk and therefore, gross revenues under POS arrangements are included in net sales in the income statement. We have financed the repurchase of existing merchandise inventory by certain vendors in order to convert such vendors to POS arrangements. These receivables have remaining durations up to 20 months and approximated $30.9 million at February 11, 2006. The $27.9 million current portion of these receivables is reflected in accounts receivable and the $3.0 million long-term portion is reflected as a component of other long-term assets at February 11, 2006. Merchandise under POS arrangements was $126.6 million at February 11, 2006.

Our net cash flows from investing activities for the twenty-four weeks ended February 11, 2006, used $135.5 million as compared with $119.9 million used in the comparable prior year period. Capital expenditures for the twenty-four weeks ended February 11, 2006, were $115.9 million compared to $118.8 million for the comparable prior year period. During this twenty-four week period, we opened 81 new stores including 7 new stores in Mexico. In the comparable prior year period, we opened 59 new stores, including 4 new stores in Mexico. We expect to invest in our business consistent with historical rates during fiscal 2006, primarily related to our new store development program and enhancements to existing stores and systems. Investing cash flows were also impacted in the current year by our wholly-owned insurance captive, which sold $104.9 million in short-term investments to partially fund the purchase of $125.5 million in marketable debt securities having longer maturities and higher yields. The holding of these investments is required by insurance regulations to fund the insurance reserves held in our wholly-owned insurance captive subsidiary. The Company has classified such investments as available for sale under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as management may elect to sell such securities before the stated maturities to either fund insurance reserves or invest in other securities with more attractive yields. Accordingly, as such securities are available to support the insurance captive subsidiary’s operations, they have been classified as current assets in the February 11, 2006 condensed consolidated balance sheet despite the fact that many of the debt securities have a stated maturity of greater than one year as of February 11, 2006.

Our net cash flows from financing activities for the twenty-four weeks ended February 11, 2006, used $57.1 million compared to $22.0 million provided in the comparable prior year period. The current year reflects $81.2 million in net repayments of commercial paper borrowings versus $266.4 million in net repayments from commercial paper in the comparable prior year period. The comparable prior year period reflects $300.0 million in proceeds from the issuance of debt. Stock repurchases were $9.8 million in the current year as compared with $30.0 million in stock repurchases in the comparable prior year period. For the twenty-four weeks ended February 11, 2006, exercises of stock options provided $33.6 million, including $6.4 million in related tax benefits that are reflected in cash flows from financing activities. In the comparable prior year period, exercises of stock options provided $28.1 million, including $9.7 million in related tax benefits that are reflected in cash flows from operating activities. At February 11, 2006, options to purchase 1.7 million shares were exercisable at a weighted average exercise price of $56.82.

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

At February 11, 2006, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB+ and a commercial paper rating of A-2. Moody’s Investors Service had assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. As of February 11, 2006, Moody’s and Standard & Poor’s had AutoZone listed as having a “negative” and “stable” outlook, respectively. If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense will increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.

We maintain $1.0 billion of revolving credit facilities with a group of banks, with $300 million expiring in May 2006 and $700 million expiring in May 2010. It is expected that the portion expiring in May 2006 will be renewed, replaced or the option to extend the maturity date of the then-outstanding debt by one year will be exercised. The credit facilities exist primarily to support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, we had $732.7 million in available capacity under these facilities at February 11, 2006. The rate of interest payable under the credit facilities is a function of the London Interbank Offered Rate (LIBOR), the lending bank’s base rate (as defined in the facility agreements) or a competitive bid rate at our option.

We have agreed to observe certain covenants under the terms of our borrowing agreements, including limitations on total indebtedness, restrictions on liens and minimum fixed charge coverage. All of the repayment obligations under our borrowing agreements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. Additionally, the repayment obligations may be accelerated if we experience a change in control (as defined in the agreements) of AutoZone or its Board of Directors. As of February 11, 2006, we were in compliance with all covenants and expect to remain in compliance with all covenants.

As of February 11, 2006, the Board of Directors had authorized the Company to repurchase up to $4.4 billion of common stock in the open market. From January 1, 1998 to February 11, 2006, the Company has repurchased a total of 87.2 million shares at an aggregate cost of $4.1 billion; including 123,000 shares of its common stock at an aggregate cost of $9.8 million during the twenty-four week period ended February 11, 2006. The Company did not repurchase any shares of its common stock during the quarter ended February 11, 2006.

Off-Balance Sheet Arrangements

In conjunction with our commercial sales program, we offer credit to some of our commercial customers. Certain of the receivables related to the credit program are sold to a third party at a discount for cash with limited recourse. We have established a reserve for this recourse. At February 11, 2006, the receivables facility had an outstanding balance of $42.9 million and the balance of the recourse reserve was approximately $400,000.

Since fiscal year end, we have issued additional and increased existing stand-by letters of credit that are primarily renewed on an annual basis to cover premium and deductible payments to our workers’ compensation carrier. Our total standby letters of credit commitment at February 11, 2006 was $131.0 million compared with $121.2 million at August 27, 2005, and our total surety bonds commitment at February 11, 2006, was $13.2 million compared with $13.4 million at August 27, 2005.

AutoZone has entered into pay-on-scan (“POS”) arrangements with certain vendors, whereby AutoZone will not purchase merchandise supplied by a vendor until just before that merchandise is ultimately sold to AutoZone’s customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to AutoZone’s customers. Since the Company does not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on the Company’s balance sheet. Upon the sale of the merchandise to AutoZone’s customers, AutoZone recognizes the liability for the goods and pays the vendor in accordance with the agreed-upon terms. Although AutoZone does not hold title to the goods, AutoZone controls pricing and has credit collection risk and therefore, gross revenues under POS arrangements are included in net sales in the income statement. Sales of merchandise under POS approximated $94.2 million and $217.4 million for the twelve and twenty-four weeks ended February 11, 2006, and $87.9 million and $188.0 million for the twelve and twenty-four weeks ended February 12, 2005. Merchandise under POS arrangements was $126.6 million at February 11, 2006, and $151.7 million at August 27, 2005.

Critical Accounting Policies

Refer to our Annual Report to Shareholders, which is incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended August 27, 2005, for a summary of our critical accounting policies. The only change to our critical accounting policies during fiscal 2006 has been to remove product warranties as a critical accounting policy due to the insignificance of the remaining warranty liability.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation, competition; product demand; the economy; the ability to hire and retain qualified employees; consumer debt levels; inflation; weather; raw material costs of our suppliers; gasoline prices; war and the prospect of war, including terrorist activity; availability of commercial transportation; construction delays; access to available and feasible financing; and changes in laws or regulations. Forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those contemplated by such forward-looking statements, and such events could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section contained in our Annual Report on Form 10-K for the fiscal year ended August 27, 2005, for more information related to those risks.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At February 11, 2006, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our 2005 Annual Report to Shareholders, which is incorporated by reference in our Annual Report on Form 10-K, was the $81.2 million reduction in commercial paper and the purchase of $125.5 million in marketable securities, partially off-set by the sale of $104.9 in short-term investments, to support the self-insurance reserves in our wholly-owned insurance captive subsidiary.

The fair value of our debt was estimated at $1.737 billion as of February 11, 2006, and $1.868 billion as of August 27, 2005, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same remaining maturities. Such fair value is less than the carrying value of debt by $42.8 million at February 11, 2006, and greater than the carrying value of debt by $6.3 million at August 27, 2005. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had $139.3 million of variable rate debt outstanding at February 11, 2006, and $221.9 million of variable rate debt outstanding at August 27, 2005. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable impact on our pre-tax earnings and cash flows of $1.4 million in fiscal 2006 and $2.2 million in fiscal 2005, which includes the effects of interest rate swaps. The primary interest rate exposure on variable rate debt is based on LIBOR. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had outstanding fixed rate debt of $1.640 billion at February 11, 2006, and at August 27, 2005. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $58.8 million at February 11, 2006, and $65.6 million at August 27, 2005.

Item 4.	Controls and Procedures.

As of February 11, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Principal Accounting Officer, concluded that our disclosure controls and procedures were effective as of February 11, 2006. During or subsequent to the quarter ended February 11, 2006, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

AutoZone, Inc. is a defendant in a lawsuit entitled "Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc. et al.," filed in the U.S. District Court for the Southern District of New York in October 2004. The case was filed by approximately 240 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers (collectively “Plaintiffs”), against 24 defendants, 11 of which are principally automotive aftermarket retailers (7 of which are AutoZone related entities) and 13 of which are principally aftermarket manufacturers. One aftermarket retailer was subsequently dismissed. Of the aftermarket manufacturer defendants, 7 settled, were dismissed, or were improperly served, and 6 more aftermarket manufacturer defendants were added in an amended complaint filed in November 2005, leaving 12 aftermarket manufacturer defendants; for a current total of 22 remaining defendants ("Defendants"). In the amended complaint the plaintiffs allege, inter alia, that some or all of the automotive aftermarket retailer defendants have knowingly received, in violation of the Robinson-Patman Act (the “Act”), from various of the aftermarket manufacturer defendants benefits such as volume discounts, rebates, early buy allowances and other allowances, fees, inventory without payment, sham advertising and promotional payments, a share in the manufacturers' profits, benefits of pay on scan purchases, implementation of radio frequency identification technology, and excessive payments for services purportedly performed for the manufacturers. Additionally, a subset of plaintiffs alleges a claim of fraud against the automotive aftermarket retailer defendants based on discovery issues in a prior litigation involving similar Robinson-Patman Act claims. In the prior litigation, the discovery dispute, as well as the underlying claims, were decided in favor of AutoZone and the other automotive aftermarket retailer defendants who proceeded to trial, pursuant to a unanimous jury verdict which was affirmed by the Second Circuit Court of Appeals. In the current litigation, plaintiffs seek an unspecified amount of damages (including statutory trebling), attorneys' fees, and a permanent injunction prohibiting the aftermarket retailer defendants from inducing and/or knowingly receiving discriminatory prices from any of the aftermarket manufacturer defendants and from opening up any further stores to compete with plaintiffs as long as defendants allegedly continue to violate the Act. The Company believes this suit to be without merit and is vigorously defending against it. Defendants have filed motions to dismiss all claims with prejudice on substantive and procedural grounds. Additionally, the Defendants have sought to enjoin plaintiffs from filing similar lawsuits in the future. If granted in their entirety, these dispositive motions would resolve the litigation in Defendants' favor.

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

As of February 11, 2006, the Board of Directors had authorized the Company to repurchase up to $4.4 billion of common stock in the open market. The program was initially announced in January 1998, and was most recently amended in March 2005, to increase the repurchases authorization to $4.4 billion from $3.9 billion. The program does not have an expiration date. From January 1, 1998 to February 11, 2006, the Company has repurchased a total of 87.2 million shares at an aggregate cost of $4.1 billion, including 123,000 shares of its common stock at an aggregate cost of $9.8 million during the twenty-four week period ended February 11, 2006. The Company did not repurchase any shares of its common stock during the quarter ended February 11, 2006.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Stockholders was held on December 14, 2005.

(b)	Not applicable

(c)	1. All nominees for director were elected pursuant to the following vote:

Nominee	Votes For	Votes Withheld
Charles M. Elson	68,815,595	359,164
Sue E. Gove	68,870,517	304,242
Earl G. Graves, Jr.	68,871,971	302,788
N. Gerry House	68,856,633	318,126
J.R. Hyde, III	67,562,575	1,612,184
Edward S. Lampert	67,701,320	1,473,439
W. Andrew McKenna	68,893,465	281,294
William C. Rhodes, III	68,890,242	284,517

2.	Ratification of Ernst & Young LLP as the Company’s independent registered public accounting firm pursuant to the following vote:

For:	66,921,347
Against:	1,993,294
Abstain:	260,118

(d)	Not applicable.

Item 5.	Other Information.

The following corrects and restates the section of AutoZone, Inc.’s Proxy Statement dated October 26, 2005, titled “Stockholder Proposals for 2006 Annual Meeting:”

Stockholder proposals for inclusion in the Proxy Statement for the Annual Meeting in 2006 must be received by June 28, 2006. In accordance with our bylaws, Stockholder proposals received after August 16, 2006, but by September 15, 2006, may be presented at the meeting, but will not be included in the 2006 Proxy Statement. Any stockholder proposal received after September 15, 2006, will not be eligible to be presented for a vote to the stockholders in accordance with our bylaws. Any proposals must be mailed to AutoZone, Inc., Attention: Secretary, Post Office Box 2198, Dept. 8074, Memphis, Tennessee 38101-2198.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Third Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	During the quarter ended February 11, 2006, the Company filed the following report on Form 8-K:

i.	Dated December 6, 2005, furnishing a press release regarding the financial results for the fiscal quarter ended November 19, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOZONE, INC.

Dated: March 15, 2006	By:	/s/ CHARLIE PLEAS, III

Name: Charlie Pleas, III Title: Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Third Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.