Form 10-Q
period 2006-05-06
AUTOZONE INC
filed 2006-06-07
CIK 866787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 6, 2006, or

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

Common Stock, $.01 Par Value - 74,294,451 shares outstanding as of May 31, 2006.

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
SIGNATURES
EXHIBIT INDEX
EX 10.1 LONGO AGREEMENT
EX 10.2 GILES OFFER LETTER
EX 10.3 FIRST AMENDMENT TO CREDIT AGREEMENT
EX 10.4 FOUR YEAR CREDIT AGREEMENT
EX 10.5 SECOND AMENDED AND RESTATED FIVE YEAR CREDIT AGREEMENT
EX.12.1 RATIO OF EARNINGS TO FIXED CHARGES
EX.15.1 LETTER FROM ERNST & YOUNG LLP
EX.31.1 SECTION 302 CERTIFICATION OF PEO
EX.31.2 SECTION 302 CERTIFICATION OF PFO
EX.32.1 SECTION 906 CERTIFICATION OF PEO
EX.32.2 SECTION 906 CERTIFICATION OF PFO

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	May 6, 2006	August 27, 2005
ASSETS
Current assets
Cash and cash equivalents	$83,968	$74,810
Accounts receivable	102,600	118,263
Merchandise inventories	1,752,687	1,663,860
Other current assets	101,121	72,526
Total current assets	2,040,376	1,929,459

Property and equipment
Property and equipment	3,139,579	2,978,637
Less: Accumulated depreciation and amortization	1,117,887	1,041,022
	2,021,692	1,937,615
Other assets
Goodwill, net of accumulated amortization	302,645	302,699
Deferred income taxes	43,249	32,917
Other long-term assets	34,957	42,567
	380,851	378,183
	$4,442,919	$4,245,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,442,132	$1,539,776
Accrued expenses	257,584	255,672
Income taxes payable	150,482	4,753
Deferred income taxes	15,531	10,958
Total current liabilities	1,865,729	1,811,159

Long-term debt	1,825,125	1,861,850
Other liabilities	183,520	181,241
Stockholders’ equity	568,545	391,007
	$4,442,919	$4,245,257

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Twelve Weeks Ended		Thirty-six Weeks Ended
	May 6, 2006	May 7, 2005	May 6, 2006	May 7, 2005

Net sales	$1,417,433	$1,338,387	$4,009,325	$3,828,645
Cost of sales, including warehouse
and delivery expenses	713,392	665,284	2,033,566	1,952,370
Operating, selling, general and
administrative expenses	450,872	413,641	1,338,952	1,251,781
Operating profit	253,169	259,462	636,807	624,494
Interest expense, net	24,921	24,223	72,994	69,659
Income before income taxes	228,248	235,239	563,813	554,835
Income taxes	83,820	87,450	207,990	190,431

Net income	$144,428	$147,789	$355,823	$364,404

Weighted average shares
for basic earnings per share	75,909	78,521	76,427	79,308
Effect of dilutive stock equivalents	674	973	643	1,061
Adjusted weighted average shares
for diluted earnings per share	76,583	79,494	77,070	80,369

Basic earnings per share	$1.90	$1.88	$4.66	$4.59
Diluted earnings per share	$1.89	$1.86	$4.62	$4.53

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirty-six Weeks Ended
	May 6, 2006	May 7, 2005
Cash flows from operating activities
Net income	$355,823	$364,404
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation and amortization of property and equipment	94,600	96,669
Deferred rent liability adjustment	--	21,527
Amortization of debt origination fees	1,047	1,829
Income tax benefit from exercise of options	(9,365)	23,374
Income from warranty negotiations	--	(1,736)
Share-based compensation expense	12,145	--
Changes in operating assets and liabilities
Accounts receivable	15,663	(45,204)
Merchandise inventories	(88,827)	(97,838)
Accounts payable and accrued expenses	(95,732)	4,090
Income taxes payable	155,094	61,658
Deferred income taxes	(8,689)	(38,890)
Other, net	4,532	13,628
Net cash provided by operating activities	436,291	403,511

Cash flows from investing activities
Capital expenditures	(182,168)	(186,939)
Purchase of marketable securities	(138,157)	--
Proceeds from sale of short-term investments	121,367	--
Acquisition	--	(3,116)
Disposal of capital assets	2,456	3,679
Net cash used in investing activities	(196,502)	(186,376)

Cash flows from financing activities
Net proceeds (repayments) of commercial paper	115,300	(252,700)
Proceeds from issuance of debt	--	300,000
Repayment of Senior Notes	(150,000)	--
Net proceeds from sale of common stock	35,250	45,212
Purchase of treasury stock	(238,111)	(308,558)
Income tax benefit from exercised options	9,365	--
Other, net	(2,435)	(563)
Net cash used in financing activities	(230,631)	(216,609)
Net increase in cash and cash equivalents	9,158	526
Cash and cash equivalents at beginning of period	74,810	76,852
Cash and cash equivalents at end of period	$83,968	$77,378

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

Operating results for the twelve and thirty-six weeks ended May 6, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2006. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. Each of the fourth quarters of fiscal 2005 and 2006 has 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring in the summer months of June through August and the lowest sales generally occurring in the winter months of December through February.

Note B-Share-Based Payments

Effective August 28, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment” and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants and certain transactions under the Company’s other stock plans. SFAS 123(R) requires share-based compensation expense recognized since August 28, 2005, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation” for unvested options granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for unvested options granted subsequent to the adoption date; and c) the discount on shares sold to employees post-adoption, which represents the difference between the grant date fair value and the employee purchase price. Prior to August 28, 2005, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and SFAS 123. As options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income prior to adopting SFAS 123(R). As the Company adopted SFAS 123(R) under the modified-prospective-transition method, results from prior periods have not been restated.

The adoption of SFAS 123(R)’s fair value method has resulted in additional share-based expense (a component of operating, selling and general and administrative expenses) in the amount of $3.9 million related to stock options and $287,000 related to share purchase plans for the twelve-week period ended May 6, 2006, than if the Company had continued to account for share-based compensation under APB 25. For the twelve-week period ended May 6, 2006, this additional share-based compensation lowered pre-tax earnings by $4.2 million, lowered net income by $2.6 million, and lowered basic and diluted earnings per share by $0.03.

For the thirty-six week period ended May 6, 2006, the adoption of SFAS 123(R)’s fair value method has resulted in additional share-based expense (a component of operating, selling and general and administrative expenses) in the amount of $11.4 million related to stock options and $727,000 related to share purchase plans than if the Company had continued to account for share-based compensation under APB 25. For the thirty-six week period ended May 6, 2006 this additional share-based compensation lowered pre-tax earnings by $12.1 million, lowered net income by $7.7 million, and lowered basic and diluted earnings per share by $0.10. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123(R). For the thirty-six week period ended May 6, 2006, the $9.4 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). The impact of adopting SFAS 123(R) on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

AUTOZONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table illustrates the effect on net income and earnings per share if the Company had not adopted SFAS 123(R) and applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using Black-Scholes-Merton multiple option pricing model for all option grants.

	Twelve Weeks Ended		Thirty-six Weeks Ended
(in thousands, except per share amounts)	May 6, 2006	May 7, 2005	May 6, 2006	May 7, 2005

Net income, as reported	$144,428	$147,789	$355,823	$364,404
Add: Share-based payments included in reported net income, net of related tax effects per SFAS 123(R)	2,634	--	7,664	--
Deduct: Total pro-forma stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects per SFAS 123 and APB 25	(2,472)	(470)	(5,134)	(7,550)
Pro forma net income	$144,590	$147,319	$358,353	$356,854
Earnings per share
Basic - as reported	$1.90	$1.88	$4.66	$4.59
Basic - pro forma	$1.90	$1.87	$4.69	$4.50

Diluted - as reported	$1.89	$1.86	$4.62	$4.53
Diluted - pro forma	$1.89	$1.85	$4.65	$4.44

Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous proforma expense (which after-tax, approximated $239,000 in the twelve-week period and $3.5 million in the thirty-six week period ended May 6, 2006 and $3.3 million in the twelve week period and $3.8 million in the thirty-six week period ended May 7, 2005) was reversed to reduce pro forma expense for that period.

AutoZone grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. Options have a term of 10 years or 10 years and one day from grant date. Director options generally vest three years from grant date. Employee options generally vest in equal annual installments on the first, second, third and fourth anniversaries of the grant date. Employees generally have 30 days after the employment relationship ends, or one year after death, to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted in the thirty-six-week period ended May 6, 2006 and a summary of the methodology applied to develop each assumption are as follows:

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

AUTOZONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Dividend Yield - The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

The Company generally issues new shares when options are exercised. A summary of stock option activity since our most recent fiscal year end is as follows:

	Options	Weighted Average Exercise Price
Outstanding August 27, 2005	3,837,486	$65.87
Granted	705,595	82.32
Exercised	(664,444)	55.53
Canceled	(448,207)	75.26
Outstanding May 6, 2006	3,430,430	$70.03

At May 6, 2006, the aggregate intrinsic value of all outstanding options was $78.1 million with a weighted average remaining contractual term of 7.1 years, of which 1,536,694 of the outstanding options are currently exercisable with an aggregate intrinsic value of $54.2 million, a weighted average exercise price of $57.48 and a weighted average remaining contractual term of 5.6 years. Shares reserved for future option grants approximated 2.3 million at May 6, 2006. Since August 27, 2005, the weighted average grant date fair value of options granted is $22.67 and 608,224 options have vested, net of forfeitures, with a weighted average intrinsic value of $19.95. At May 6, 2006, the total compensation cost related to non-vested awards not yet recognized was $21.6 million with a weighted average expense recognition period of 1.4 years.

Under the AutoZone, Inc. 2003 Director Stock Option Plan, on January 1 of each year, each non-employee director receives an option to purchase 1,500 shares of common stock, and each non-employee director that owns common stock worth at least five times the annual fee paid to each non-employee director on an annual basis will receive an additional option to purchase 1,500 shares of common stock. In addition, each new director receives an option to purchase 3,000 shares upon election to the Board of Directors, plus a portion of the annual directors’ option grant prorated for the portion of the year actually served in office. These stock option grants are made at the fair market value as of the grant date. At May 6, 2006, there were 79,617 outstanding options under the current and prior plans with 315,883 shares of common stock reserved for future issuance under the current plan.

Under the AutoZone, Inc. 2003 Director Compensation Plan, a non-employee director may receive no more than one-half of their director fees immediately in cash, and the remainder of the fees must be taken in common stock or may be deferred in units with value equivalent to the value of shares of common stock as of the grant date. At May 6, 2006, the Company has $1.7 million accrued related to 18,289 director units issued under the current and prior plans with 88,374 shares of common stock reserved for future issuance under the current plan.

For the thirty-six week period ended May 6, 2006, the Company recognized $727,000 in expense related to the discount on the selling of shares to employees and executives under various share purchase plans. Under the Company’s share purchase plans for the thirty-six week period ended May 6, 2006, 40,161 shares were sold to employees and the Company repurchased, at fair value, 50,195 shares from employees electing to sell their stock. Issuances of shares under the share purchase plans are netted against repurchases and such repurchases are not included in share repurchases disclosed in “Note G - Stock Repurchase Program.” At May 6, 2006, 422,757 shares of common stock were reserved for future issuance under the employee plan and 264,341 shares of common stock were reserved for future issuance under the executive plan.

There have been no modifications to the Company’s share-based compensation plans during the thirty-six week period ended May 6, 2006.

Note C- Inventories

Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. Included in inventory are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s inventory balances are effectively maintained under the first-in, first-out method as the Company’s policy is not to write up inventory for favorable LIFO adjustments, resulting in cost of sales being reflected at the higher amount. The cumulative balance of this unrecorded adjustment, which would be reduced upon experiencing price inflation on our merchandise purchases, was $191 million at May 6, 2006, and $167 million at August 27, 2005.

AutoZone has entered into pay-on-scan (“POS”) arrangements with certain vendors, whereby AutoZone will not purchase merchandise supplied by a vendor until just before that merchandise is ultimately sold to AutoZone’s customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to AutoZone’s customers. Since the Company does not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on the Company’s balance sheet. Upon the sale of the merchandise to AutoZone’s customers, AutoZone recognizes the liability for the goods and pays the vendor in accordance with the agreed-upon terms. Although AutoZone does not hold title to the goods, AutoZone controls pricing and has credit collection risk and therefore, gross revenues under POS arrangements are included in net sales in the income statement. AutoZone has financed the repurchase of existing merchandise inventory by certain vendors in order to convert such vendors to POS arrangements. These receivables have remaining durations up to 17 months and approximated $19.9 million at May 6, 2006, and $49.9 million at August 27, 2005. The current portion of these receivables is reflected in accounts receivable and was $19.4 million at May 6, 2006, and $37.5 million at August 27, 2005. The long-term portion of $530,000 at May 6, 2006, and $12.4 million at August 27, 2005, is reflected as a component of other long-term assets. Merchandise under POS arrangements was $123.4 million at May 6, 2006, and $151.7 million at August 27, 2005.

AUTOZONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note D-Legal Proceedings

AutoZone, Inc. is a defendant in a lawsuit entitled "Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc. et al.," filed in the U.S. District Court for the Southern District of New York in October 2004. The case was filed by more than 200 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers (collectively “Plaintiffs”), against a number of defendants, including automotive aftermarket retailers and aftermarket automotive parts manufacturers. In the amended complaint the plaintiffs allege, inter alia, that some or all of the automotive aftermarket retailer defendants have knowingly received, in violation of the Robinson-Patman Act (the “Act”), from various of the manufacturer defendants benefits such as volume discounts, rebates, early buy allowances and other allowances, fees, inventory without payment, sham advertising and promotional payments, a share in the manufacturers' profits, benefits of pay on scan purchases, implementation of radio frequency identification technology, and excessive payments for services purportedly performed for the manufacturers. Additionally, a subset of plaintiffs alleges a claim of fraud against the automotive aftermarket retailer defendants based on discovery issues in a prior litigation involving similar Robinson-Patman Act claims. In the prior litigation, the discovery dispute, as well as the underlying claims, were decided in favor of AutoZone and the other automotive aftermarket retailer defendants who proceeded to trial, pursuant to a unanimous jury verdict which was affirmed by the Second Circuit Court of Appeals. In the current litigation, plaintiffs seek an unspecified amount of damages (including statutory trebling), attorneys' fees, and a permanent injunction prohibiting the aftermarket retailer defendants from inducing and/or knowingly receiving discriminatory prices from any of the aftermarket manufacturer defendants and from opening up any further stores to compete with plaintiffs as long as defendants allegedly continue to violate the Act. The Company believes this suit to be without merit and is vigorously defending against it. Defendants have filed motions to dismiss all claims with prejudice on substantive and procedural grounds. Additionally, the Defendants have sought to enjoin plaintiffs from filing similar lawsuits in the future. If granted in their entirety, these dispositive motions would resolve the litigation in Defendants' favor.

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

AUTOZONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The components of the Company’s net periodic benefit cost related to all of its pension plans for all periods presented are as follows:

	Twelve Weeks Ended		Thirty-six Weeks Ended
(in thousands)	May 6, 2006	May 7, 2005	May 6, 2006	May 7, 2005

Interest cost	$2,121	$1,913	$6,363	$5,739
Expected return on plan assets	(1,978)	(1,871)	(5,934)	(5,613)
Amortization of prior service cost	(145)	(149)	(435)	(447)
Amortization of net loss	1,303	231	3,909	693
Net periodic benefit cost	$1,301	$124	$3,903	$372

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. During the thirty-six-week period ended May 6, 2006, the Company made approximately $6.2 million in contributions to the plan and expects to fund another $1.2 million to $3.5 million during the remainder of this fiscal year.

Note F-Financing Arrangements

The Company’s long-term debt consisted of the following:

(in thousands)	May 6, 2006	August 27, 2005

Bank Term Loan due December 2009, effective interest rate of 4.55%	$300,000	$300,000
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	300,000	300,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
4.75% Senior Notes due November 2010, effective interest rate of 4.17%	200,000	200,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.5% Senior Notes due July 2008	190,000	190,000
7.99% Senior Notes due April 2006	--	150,000
Commercial paper, weighted average interest rate of 5.1% at May 6, 2006, and 3.6% at August 27, 2005	333,000	217,700
Other	2,125	4,150
	$1,825,125	$1,861,850

The Company maintains $1.0 billion of revolving credit facilities with a group of banks to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. The $300 million credit facility that matured in May 2006 was replaced with a new $300 million credit facility expiring in May 2010. The $700 million credit facility that matures in May 2010 was amended so that all of the $1 billion in credit facilities have similar terms and conditions. These facilities may be increased to $1.3 billion at AutoZone’s election, allow up to $200 million in letters of credit, and allow up to $100 million in capital leases. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, the Company had $536.2 million in available capacity under these facilities at May 6, 2006. The rate of interest payable under the credit facilities is a function of Bank of America’s base rate or a Eurodollar rate (each as defined in the facility agreements), or a combination thereof.

During April 2006, the $150.0 million Senior Notes maturing at that time were repaid with an increase in commercial paper; and the $300.0 million bank term loan was amended to have similar terms and conditions as the $1.0 billion credit facilities, but with a December 2009 maturity.

Commercial paper and other short-term borrowings are all classified as long-term, as the Company has the ability and intent to refinance them on a long-term basis.

AUTOZONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s borrowings under its Senior Notes arrangements contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a provision where repayment obligations may be accelerated if AutoZone experiences a change in control (as defined in the agreements) of AutoZone or its Board of Directors. All of the repayment obligations under the Company’s borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of May 6, 2006, the Company was in compliance with all covenants and expects to remain in compliance with all covenants.

Note G-Stock Repurchase Program

On March 22, 2006, the Board of Directors increased the Company’s cumulative share repurchase authorization from $4.4 billion to $4.9 billion. Considering cumulative repurchases as of May 6, 2006, the Company has $560.1 million remaining under this increased authorization to repurchase its common stock in the open market. From January 1, 1998 to May 6, 2006, the Company has repurchased a total of 89.5 million shares at an aggregate cost of $4.3 billion; including 2,445,415 shares of its common stock at an aggregate cost of $238.1 million during the thirty-six-week period ended May 6, 2006.

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

	Twelve Weeks Ended		Thirty-six Weeks Ended
(in thousands)	May 6, 2006	May 7, 2005	May 6, 2006	May 7, 2005

Net income, as reported	$144,428	$147,789	$355,823	$364,404
Foreign currency translation adjustment	(5,446)	2,001	(1,487)	4,368
Net impact from derivative instruments	1,647	2,333	4,819	(1,447)
Unrealized losses from marketable securities	(116)	--	(253)	--
Comprehensive income	$140,513	$152,123	$358,902	$367,325

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

AUTOZONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of May 6, 2006, the related condensed consolidated statements of income for the twelve and thirty-six week periods ended May 6, 2006 and May 7, 2005, and the condensed consolidated statements of cash flows for the thirty-six week periods ended May 6, 2006 and May 7, 2005. These financial statements are the responsibility of the Company’s management.

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
June 6, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the nation’s leading retailer of automotive parts and accessories, with most of our sales to do-it-yourself (“DIY”) customers. As of May 6, 2006, we operated 3,791 stores including 92 stores in Mexico and excluding 8 stores that remain closed as a result of hurricanes, compared with 3,578 stores including 73 stores in Mexico, at May 7, 2005. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. Many of our stores also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers and service stations. We also sell the ALLDATA brand diagnostic and repair software. On the web, we sell diagnostic and repair information and automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com. We do not derive revenue from automotive repair or installation.

Operating results for the twelve and thirty-six weeks ended May 6, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2006. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. Each of the fourth quarters of fiscal 2005 and 2006 has 16 weeks. Additionally, our business is somewhat seasonal in nature, with the highest sales generally occurring in the summer months of June through August and the lowest sales generally occurring in the winter months of December through February.

Twelve Weeks Ended May 6, 2006,
Compared with Twelve Weeks Ended May 7, 2005

Net sales for the twelve weeks ended May 6, 2006, increased $79.0 million, or 5.9%, over net sales of $1.338 billion for the comparable prior year period. This increase in sales was primarily driven by sales from new stores as comparable store sales (sales for domestic stores opened at least one year) increased 2.1%. DIY sales increased 6.0%, commercial sales decreased 0.3% and combined sales from our ALLDATA and Mexico operations increased 28.3%.

Gross profit for the twelve weeks ended May 6, 2006, was $704.0 million, or 49.7% of net sales, compared with $673.1 million, or 50.3% of net sales, during the comparable prior year period. The decline in gross profit margin was primarily attributable to a higher penetration of commodity and maintenance items versus last year, which typically have lower margins. This was attributable in part due to a seasonally milder spring selling season. We have continued to be successful in working with our vendors to offer the right products at the right prices to our customers. This effort includes supply chain initiatives, tailoring merchandise mix, the continued implementation of our Good/Better/Best product lines, all allowing us to price our products appropriately and give our customers great value.

Operating, selling, general and administrative expenses for the twelve weeks ended May 6, 2006, was $450.9 million, or 31.8% of net sales, compared with $413.6 million, or 30.9% of net sales, during the comparable prior year period. Expenses for the twelve weeks ended May 6, 2006, include $4.2 million, or 0.3% of net sales, in share-based compensation expense resulting from the current year adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (see “Note B - Share-Based Payments”). The remaining increase in expenses is driven by higher occupancy costs and increased expenditures to improve the customer’s shopping experience. These initiatives continue to include expanded hours of operation, enhanced training programs and ensuring clean, well merchandised stores.

Interest expense, net for the twelve weeks ended May 6, 2006, was $24.9 million compared with $24.2 million during the comparable prior year period. This increase was due to higher average borrowing rates over the comparable prior year period. Average borrowings for the twelve weeks ended May 6, 2006, were $1.904 billion, compared with $1.936 billion for the comparable prior year period. Weighted average borrowing rates were 5.4% at May 6, 2006, and 5.0% at May 7, 2005.

Our effective income tax rate was 36.7% of pretax income for the twelve weeks ended May 6, 2006, and 37.2% for the comparable prior year period. The actual annual rate for fiscal 2006 will depend on a number of factors, including the amount and source of operating income and the timing and nature of discrete income tax events.

Net income for the twelve week period ended May 6, 2006, decreased by $3.4 million to $144.4 million, and diluted earnings per share increased by 1.4% to $1.89 from $1.86 in the comparable prior year period. The impact on current quarter diluted earnings per share from the stock repurchases since the end of the comparable prior year period was an increase of $0.06.

Thirty-six Weeks Ended May 6, 2006,
Compared with Thirty-six Weeks Ended May 7, 2005

Net sales for the thirty-six weeks ended May 6, 2006, increased $180.7 million, or 4.7%, over net sales of $3.829 billion for the comparable prior year period. This increase in sales was primarily driven by sales from new stores as comparable store sales (sales for domestic stores opened at least one year) increased 1.1%. DIY sales increased 4.6%, commercial sales decreased 0.7% and combined sales from our ALLDATA and Mexico operations increased 28.3%.

Gross profit for the thirty-six weeks ended May 6, 2006, was $1.976 billion, or 49.3% of net sales, compared with $1.876 billion, or 49.0% of net sales, during the comparable prior year period. The improvement in gross profit margin was primarily attributable to ongoing category management initiatives, partially off-set by the third quarter’s increased penetration of commodity and maintenance items versus last year, which typically have lower margins. This was attributable in part due to a seasonally milder spring selling season. Our ongoing category management initiatives have included working with our vendors to offer the right products at the right prices to our customers. This effort includes supply chain initiatives, tailoring merchandise mix, the continued implementation of our Good/Better/Best product lines, all allowing us to price our products appropriately and give our customers great value.

Operating, selling, general and administrative expenses for the thirty-six weeks ended May 6, 2006, was $1.339 billion, or 33.4% of net sales, compared with $1.252 billion, or 32.7% of net sales, during the comparable prior year period. Expenses for the thirty-six weeks ended May 7, 2005, include a $40.3 million charge related to accounting for leases (see “Note I - Leases”). Expenses for the thirty-six weeks ended May 6, 2006, include $12.1 million in share-based compensation expense resulting from the current year adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (see “Note B - Share-Based Payments”). The remaining increase in expenses is driven by higher occupancy costs and increased expenditures to improve the customer’s shopping experience. These initiatives continue to include expanded hours of operation, enhanced training programs and ensuring clean, well merchandised stores.

Interest expense, net for the thirty-six weeks ended May 6, 2006, was $73.0 million compared with $69.7 million during the comparable prior year period. This increase was due to higher average borrowing rates over the comparable prior year period. Average borrowings for the thirty-six weeks ended May 6, 2006, were $1.916 billion, compared with $1.948 billion for the comparable prior year period. Weighted average borrowing rates were 5.4% at May 6, 2006, and 5.0% at May 7, 2005.

Our effective income tax rate was 36.9% of pretax income for the thirty-six weeks ended May 6, 2006, and 34.3% for the comparable prior year period. The comparable prior year period’s effective income tax rate reflects $15.3 million in one-time tax benefits related to the repatriation of Mexican earnings as a result of the American Jobs Creation Act of 2004, and other discrete income tax items (see “Note J - Income Taxes”). The actual annual rate for fiscal 2006 will depend on a number of factors, including the amount and source of operating income and the timing and nature of discrete income tax events.

Net income for the thirty-six week period ended May 6, 2006, decreased by $8.6 million to $355.8 million, and diluted earnings per share increased by 1.8% to $4.62 from $4.53 in the comparable prior year period. The impact on current year diluted earnings per share from the stock repurchases since the end of the comparable prior year period was an increase of $0.17.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts and accessories. For the thirty-six weeks ended May 6, 2006, our net cash flows from operating activities provided $436.3 million as compared with $403.5 million during the comparable prior year period. The year-over-year improvement in cash flows from operating activities is primarily due to changes in income tax accounts that are impacted by the timing and amounts of estimated income tax payments. Although changes in accounts payable and accrued expenses reduced operating cash flows this year, overall cash flows from operating activities continue to benefit from our inventory purchases being largely financed by our vendors, as evidenced by an 82% accounts payable to inventory ratio and the use of pay-on-scan (“POS”) arrangements with certain vendors. Under POS arrangements, we do not purchase merchandise supplied by a vendor until just before that merchandise is ultimately sold to our customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to our customers. Since we do not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on our balance sheet. Upon the sale of the merchandise to our customer, we recognize the liability for the goods and pay the vendor in accordance with the agreed upon terms. Although we do not hold title to the goods, we control pricing and have credit collection risk and therefore, gross revenues under POS arrangements are included in net sales in the income statement. We have financed the repurchase of existing merchandise inventory by certain vendors in order to convert such vendors to POS arrangements. These receivables have remaining durations up to 17 months and approximated $19.9 million at May 6, 2006. The $19.4 million current portion of these receivables is reflected in accounts receivable and the $530,000 long-term portion is reflected as a component of other long-term assets at May 6, 2006. Merchandise under POS arrangements was $123.4 million at May 6, 2006.

Our net cash flows from investing activities for the thirty-six weeks ended May 6, 2006, used $196.5 million as compared with $186.4 million used in the comparable prior year period. Capital expenditures for the thirty-six weeks ended May 6, 2006, were $182.2 million compared to $186.9 million for the comparable prior year period. During this thirty-six week period, we opened 127 new stores including 11 new stores in Mexico. In the comparable prior year period, we opened 98 new stores, including 10 new stores in Mexico. We expect to invest in our business consistent with historical rates during fiscal 2006, primarily related to our new store development program and enhancements to existing stores and systems. Investing cash flows were also impacted in the current year by our wholly-owned insurance captive, which sold $121.4 million in short-term investments to partially fund the purchase of $138.2 million in marketable debt securities having longer maturities and higher yields. The holding of these investments, which approximated $56.6 million at May 6, 2006 and $40.2 million at August 27, 2005, is required by insurance regulations to fund the insurance reserves held in our wholly-owned insurance captive subsidiary. The Company has classified such investments as available for sale under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as management may elect to sell such securities before the stated maturities to either fund insurance reserves or invest in other securities with more attractive yields. As such securities are available to support the insurance captive subsidiary’s operations, they have been classified as current assets in the May 6, 2006 condensed consolidated balance sheet despite the fact that many of the debt securities have a stated maturity of greater than one year as of May 6, 2006.

Our net cash flows from financing activities for the thirty-six weeks ended May 6, 2006, used $230.6 million compared to $216.6 million provided in the comparable prior year period. The current year reflects $115.3 million in net proceeds of commercial paper borrowings versus $252.7 million in net repayments from commercial paper in the comparable prior year period. The current year reflects $150.0 million in repayments of senior notes, while the comparable prior year period reflects $300.0 million in proceeds from the issuance of debt. Stock repurchases were $238.1 million in the current year as compared with $308.6 million in stock repurchases in the comparable prior year period. For the thirty-six weeks ended May 6, 2006, proceeds from the sale of common stock and exercises of stock options provided $44.6 million, including $9.4 million in related tax benefits that are reflected in cash flows from financing activities. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $68.6 million, including $23.4 million in related tax benefits that are reflected in cash flows from operating activities. At May 6, 2006, options to purchase 1.5 million shares were exercisable at a weighted average exercise price of $57.48.

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

At May 6, 2006, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB+ and a commercial paper rating of A-2. Moody’s Investors Service had assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. As of May 6, 2006, Moody’s and Standard & Poor’s had AutoZone listed as having a “negative” and “stable” outlook, respectively. On June 5, 2006, Moody’s upgraded AutoZone from a “negative” to a “stable” outlook. If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense will increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.

We maintain $1.0 billion of revolving credit facilities with a group of banks to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. The $300 million credit facility that matured in May 2006 was replaced with a new $300 million credit facility expiring in May 2010. The $700 million credit facility that matures in May 2010 was amended so that all of the $1 billion in credit facilities will have the same terms and conditions, may be increased to $1.3 billion at AutoZone’s election, allow up to $200 million in letters of credit, and allow up to $100 million in capital leases. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, the Company had $536.2 million in available capacity under these facilities at May 6, 2006. The rate of interest payable under the credit facilities is a function of Bank of America’s base rate or a Eurodollar rate (each as defined in the facility agreements), or a combination thereof.

Our borrowings under our Senior Notes arrangements contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a provision where repayment obligations may be accelerated if AutoZone experiences a change in control (as defined in the agreements) of AutoZone or its Board of Directors. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of May 6, 2006, we were in compliance with all covenants and expect to remain in compliance with all covenants.

On March 22, 2006, the Board of Directors increased the Company’s cumulative share repurchase authorization from $4.4 billion to $4.9 billion. Considering cumulative repurchases as of May 6, 2006, the Company has $560.1 million remaining under this increased authorization to repurchase its common stock in the open market. From January 1, 1998 to May 6, 2006, the Company has repurchased a total of 89.5 million shares at an aggregate cost of $4.3 billion; including 2,445,415 shares of its common stock at an aggregate cost of $238.1 million during the thirty-six-week period ended May 6, 2006.

Off-Balance Sheet Arrangements

In conjunction with our commercial sales program, we offer credit to some of our commercial customers. Certain of the receivables related to the credit program are sold to a third party at a discount for cash with limited recourse. We have established a reserve for this recourse. At May 6, 2006, the receivables facility had an outstanding balance of $53.3 million and the balance of the recourse reserve was approximately $2.2 million.

Since fiscal year end, we have issued additional and increased existing stand-by letters of credit that are primarily renewed on an annual basis to cover premium and deductible payments to our workers’ compensation carrier. Our total standby letters of credit commitment at May 6, 2006 was $131.1 million compared with $121.2 million at August 27, 2005, and our total surety bonds commitment at May 6, 2006, was $11.5 million compared with $13.4 million at August 27, 2005.

AutoZone has entered into pay-on-scan (“POS”) arrangements with certain vendors, whereby AutoZone will not purchase merchandise supplied by a vendor until just before that merchandise is ultimately sold to AutoZone’s customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to AutoZone’s customers. Since the Company does not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on the Company’s balance sheet. Upon the sale of the merchandise to AutoZone’s customers, AutoZone recognizes the liability for the goods and pays the vendor in accordance with the agreed-upon terms. Although AutoZone does not hold title to the goods, AutoZone controls pricing and has credit collection risk and therefore, gross revenues under POS arrangements are included in net sales in the income statement. Sales of merchandise under POS approximated $86.0 million and $303.4 million for the twelve and thirty-six weeks ended May 6, 2006, and $110.5 million and $298.5 million for the twelve and thirty-six weeks ended May 7, 2005. Merchandise under POS arrangements was $123.4 million at May 6, 2006, and $151.7 million at August 27, 2005.

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

At May 6, 2006, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our 2005 Annual Report to Shareholders, which is incorporated by reference in our Annual Report on Form
10-K, was the $115.3 million increase in commercial paper, the $150.0 million repayment of senior notes, and the purchase of $138.2 million in marketable securities, partially off-set by the sale of $121.4 million in short-term investments, to support the self-insurance reserves in our wholly-owned insurance captive subsidiary.

The fair value of our debt was estimated at $1.780 billion as of May 6, 2006, and $1.868 billion as of August 27, 2005, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same remaining maturities. Such fair value is less than the carrying value of debt by $68.5 million at May 6, 2006, and greater than the carrying value of debt by $6.3 million at August 27, 2005. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had $358.1 million of variable rate debt outstanding at May 6, 2006, and $221.9 million of variable rate debt outstanding at August 27, 2005. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable impact on our pre-tax earnings and cash flows of $3.6 million in fiscal 2006 and $2.2 million in fiscal 2005, which includes the effects of interest rate swaps. The primary interest rate exposure on variable rate debt is based on LIBOR. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had outstanding fixed rate debt of $1.490 billion at May 6, 2006, and $1.640 billion at August 27, 2005. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $54.8 million at May 6, 2006, and $65.6 million at August 27, 2005.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 6, 2006. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 6, 2006. During or subsequent to the quarter ended May 6, 2006, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

AutoZone, Inc. is a defendant in a lawsuit entitled "Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc. et al.," filed in the U.S. District Court for the Southern District of New York in October 2004. The case was filed by more than 200 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers (collectively “Plaintiffs”), against a number of defendants, including automotive aftermarket retailers and aftermarket automotive parts manufacturers. In the amended complaint the plaintiffs allege, inter alia, that some or all of the automotive aftermarket retailer defendants have knowingly received, in violation of the Robinson-Patman Act (the “Act”), from various of the manufacturer defendants benefits such as volume discounts, rebates, early buy allowances and other allowances, fees, inventory without payment, sham advertising and promotional payments, a share in the manufacturers' profits, benefits of pay on scan purchases, implementation of radio frequency identification technology, and excessive payments for services purportedly performed for the manufacturers. Additionally, a subset of plaintiffs alleges a claim of fraud against the automotive aftermarket retailer defendants based on discovery issues in a prior litigation involving similar Robinson-Patman Act claims. In the prior litigation, the discovery dispute, as well as the underlying claims, were decided in favor of AutoZone and the other automotive aftermarket retailer defendants who proceeded to trial, pursuant to a unanimous jury verdict which was affirmed by the Second Circuit Court of Appeals. In the current litigation, plaintiffs seek an unspecified amount of damages (including statutory trebling), attorneys' fees, and a permanent injunction prohibiting the aftermarket retailer defendants from inducing and/or knowingly receiving discriminatory prices from any of the aftermarket manufacturer defendants and from opening up any further stores to compete with plaintiffs as long as defendants allegedly continue to violate the Act. The Company believes this suit to be without merit and is vigorously defending against it. Defendants have filed motions to dismiss all claims with prejudice on substantive and procedural grounds. Additionally, the Defendants have sought to enjoin plaintiffs from filing similar lawsuits in the future. If granted in their entirety, these dispositive motions would resolve the litigation in Defendants' favor.

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

Item 2.	Changes in Securities and Use of Proceeds.

Shares of common stock repurchased by the Company during the quarter ended May 6, 2006, were as follows:

Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
February 12, 2006 to March 11, 2006	256,216	$95.86	87,414,629	$263,886,224
March 12, 2006 to April 8, 2006	1,810,122	98.87	89,224,751	584,915,480
April 9, 2006 to May 6, 2006	256,077	96.81	89,480,828	560,123,726
Total	2,322,415	$98.31	89,480,828	$560,123,726

All of the above repurchases were part of publicly announced plans that were authorized by the Company’s Board of Directors for a maximum of $4.9 billion in common shares. The program was initially announced in January 1998, and was most recently amended in March 2006, to increase the repurchase authorization to $4.9 billion from $4.4 billion. The program does not have an expiration date.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Third Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

*10.1	Agreement dated as of October 19, 2005, between AutoZone, Inc. and Michael E. Longo.

*10.2	Offer letter dated April 13, 2006, to William T. Giles.

10.3
First Amendment dated as of May 5, 2006, to the Credit Agreement dated as of December 23, 2004, among AutoZone, Inc., as Borrower, the Several Lenders from time to time party thereto, Bank of America, N.A, as Administrative Agent, and Wachovia Bank, National Association, as Syndication Agent.

10.4
Four-Year Credit Agreement dated as of May 5, 2006, among AutoZone, Inc. as Borrower, the Several Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, and Citicorp USA, Inc. as Syndication Agent.

10.5
Second Amended and Restated Five-Year Credit Agreement dated as of May 5, 2006, among AutoZone, Inc. as Borrower, the Several Lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent and Swingline Lender, and Citicorp USA, Inc. as Syndication Agent.

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

* Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOZONE, INC.

By:	/s/ WILLIAM T. GILES
William T. Giles
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ CHARLIE PLEAS, III
Charlie Pleas, III
Vice President, Controller
(Principal Accounting Officer)

Dated: June 7, 2006

EXHIBIT INDEX

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Third Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

*10.1	Agreement dated as of October 19, 2005, between AutoZone, Inc. and Michael E. Longo.

*10.2	Offer letter dated April 13, 2006, to William T. Giles.

10.3
First Amendment dated as of May 5, 2006, to the Credit Agreement dated as of December 23, 2004, among AutoZone, Inc., as Borrower, the Several Lenders from time to time party thereto, Bank of America, N.A, as Administrative Agent, and Wachovia Bank, National Association, as Syndication Agent.

10.4
Four-Year Credit Agreement dated as of May 5, 2006, among AutoZone, Inc. as Borrower, the Several Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, and Citicorp USA, Inc. as Syndication Agent.

10.5
Second Amended and Restated Five-Year Credit Agreement dated as of May 5, 2006, among AutoZone, Inc. as Borrower, the Several Lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent and Swingline Lender, and Citicorp USA, Inc. as Syndication Agent.

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

* Management contract or compensatory arrangement.