Form 10-K
period 2006-08-26
AUTOZONE INC
filed 2006-10-25
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K
__________________

☒ Annual Report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 26, 2006, or

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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,335,517,136.

The number of shares of Common Stock outstanding as of October 17, 2006, was 71,303,691.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement to be filed within 120 days of August 26, 2006, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held December 13, 2006, are incorporated by reference into Part III. Portions of AutoZone, Inc.’s 2006 Annual Report, which is attached as Exhibit 13.1, are incorporated by reference into Part II and Part IV.

TABLE OF CONTENTS

PART I	5
Item 1. Business	5
Introduction	5
Marketing and Merchandising Strategy	6
Commercial	7
Store Operations	7
Store Development	9
Purchasing and Supply Chain	9
Competition	9
Trademarks and Patents	10
Employees	10
AutoZone Website	10
Executive Officers of the Registrant	10
Item 1A. Risk Factors	11
Item 1B. Unresolved Staff Comments	13
Item 2. Properties	14
Item 3. Legal Proceedings	14
Item 4. Submission of Matters to a Vote of Security Holders	14

PART II	15
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters	15
Item 6. Selected Financial Data	16
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	16
Item 8. Financial Statements and Supplementary Data	16
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	16
Item 9A. Controls and Procedures	16
Item 9B. Other Information	16

PART III	17
Item 10. Directors and Officers of the Registrant	17
Item 11. Executive Compensation	17
Item 12. Security Ownership of Certain Beneficial Owners and Management	17
Item 13. Certain Relationships and Related Transactions	17
Item 14. Principal Accountant Fees and Services	17

PART IV	18
Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K	18

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation, competition; product demand; the economy; the ability to hire and retain qualified employees; consumer debt levels; inflation; weather; raw material costs of our suppliers; energy prices; war and the prospect of war, including terrorist activity; availability of commercial transportation; construction delays; access to available and feasible financing; and changes in laws or regulations. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements, and such events could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section contained in Item 1 under Part I of this Form 10-K, for more details.

PART I

Item 1. Business

Introduction

We are the nation’s leading specialty retailer of automotive parts and accessories, with most of our sales to do-it-yourself (“DIY”) customers. We began operations in 1979 and at August 26, 2006 operated 3,771 stores in the United States, and 100 in Mexico. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. In many of our stores we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers and service stations. We also sell the ALLDATA brand automotive diagnostic and repair software. On the web at www.autozone.com, we sell diagnostic and repair information, auto and light truck parts, and accessories. We do not derive revenue from automotive repair or installation.

At August 26, 2006, our stores were in the following locations:

Alabama	88
Arizona	105
Arkansas	55
California	418
Colorado	54
Connecticut	29
Delaware	9
Florida	170
Georgia	149
Idaho	18
Illinois	180
Indiana	120
Iowa	22
Kansas	37
Kentucky	71
Louisiana	86
Maine	6
Maryland	37
Massachusetts	66
Michigan	132
Minnesota	21
Mississippi	76
Missouri	88
Montana	1
Nebraska	13
Nevada	40
New Hampshire	15
New Jersey	50
New Mexico	52
New York	111
North Carolina	136
North Dakota	2
Ohio	203
Oklahoma	66
Oregon	25
Pennsylvania	98
Puerto Rico	12
Rhode Island	15
South Carolina	66
South Dakota	1
Tennessee	138
Texas	457
Utah	34
Vermont	1
Virginia	78
Washington	39
Washington, DC	6
West Virginia	22
Wisconsin	48
Wyoming	5
Domestic Total	3,771
Mexico	100
TOTAL	3,871

Marketing and Merchandising Strategy

We are dedicated to providing customers with superior service, value and quality automotive parts and products at conveniently located, well-designed stores. Key elements of this strategy are:

Customer Service

Customer service is the most important element in our marketing and merchandising strategy, which is based upon consumer marketing research. We emphasize that our AutoZoners (employees) should always put customers first by providing prompt, courteous service and trustworthy advice. Our electronic parts catalog assists in the selection of parts; and lifetime warranties are offered by us or our vendors on many of the parts we sell. Our wide area network in our stores helps us to expedite credit or debit card and check approval processes, to locate parts at neighboring AutoZone stores and in some cases to place orders directly with our vendors.

Our stores generally open at 7:30 or 8 a.m. and close between 8 and 10 p.m. Monday through Saturday and typically open at 9 a.m. and close between 6 and 9 p.m. on Sunday. However, some stores are open 24 hours, and some have extended hours of 6 or 7 a.m. until midnight seven days a week.

We also provide specialty tools through our Loan-A-Tool® program. Customers can borrow a specialty tool, such as a steering wheel puller, for which a DIY customer or a repair shop would have little or no use other than for a single job. AutoZoners also provide other free services, including check engine light readings; battery charging; oil recycling; and testing of starters, alternators, batteries, sensors and actuators.

Merchandising

The following table shows some of the types of products that we sell:

Hard Parts	Maintenance Items	Accessories and Non-Automotive
A/C Compressors	Antifreeze & Windshield Washer	Air Fresheners
Alternators	Belts & Hoses	Cell Phone Accessories
Batteries & Accessories	Chemicals, including Brake & Power	Drinks & Snacks
Brake Drums, Rotors,	Steering Fluid, Oil & Fuel Additives	Floor Mats
Shoes & Pads	Fuses	Hand Cleaner
Carburetors	Lighting	Neon
Clutches	Oil & Transmission Fluid	Mirrors
CV Axles	Oil, Air, Fuel & Transmission Filters	Paint & Accessories
Engines	Oxygen Sensors	Performance Products
Fuel Pumps	Protectants & Cleaners	Seat Covers
Mufflers	Refrigerant & Accessories	Steering Wheel Covers
Shock Absorbers & Struts	Sealants & Adhesives	Stereos
Starters	Spark Plugs & Wires	Tools
Water Pumps	Wash & Wax
Windshield Wipers

We believe that the satisfaction of DIY customers and professional technicians is often impacted by our ability to provide specific automotive products as requested. Our stores generally offer approximately 21,000 stock keeping units (“SKUs”), covering a broad range of vehicle types. Each store carries the same basic product lines, but we tailor our parts inventory to the makes and models of the vehicles in each store’s trade area. Our hub stores carry a larger assortment of products that can be delivered to commercial customers or local satellite stores. In excess of 750,000 additional SKUs of slower-selling products are available either through our vendor direct program (“VDP”), which offers overnight delivery, or through our salvage auto parts and original equipment manufacturer (“OEM”) parts programs.

We are constantly updating the products that we offer to assure that our inventory matches the products that our customers demand.

Pricing

We want to be perceived by our customers as the value leader in our industry by consistently providing quality merchandise at the right price, backed by a good warranty and outstanding customer service. On many of our products we offer multiple value choices in a good/better/best assortment, with appropriate price and quality differences from the “good” products to the “better” and “best” products. A key component is our exclusive line of in-house brands: Valucraft, AutoZone, Duralast and Duralast Gold. We believe that our overall prices and value compare favorably to those of our competitors.

Marketing: Advertising and Promotions

We believe that targeted advertising and promotions play important roles in succeeding in today’s environment. We are constantly working to understand our customers’ wants and needs so that we can build long-lasting, loyal relationships. We utilize promotions and advertising primarily to advise customers about the overall importance of vehicle maintenance, our great value and the availability of high quality parts. Broadcast and targeted loyalty efforts are our primary marketing methods of driving traffic to our stores. We utilize in-store signage and creative product placement to help educate customers about products they need.

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

Commercial

Our commercial sales program is one of the largest aftermarket sellers of automotive parts and other products to local, regional and national repair garages, dealers and service stations in the United States. As a part of the program we offer credit and delivery to our commercial customers. The program operated out of 2,134 stores as of August 26, 2006. Through our hub stores, we offer a greater range of parts and products desired by professional technicians, and this additional inventory is available for our DIY customers as well. Commercial has a national sales team focused on national and regional commercial accounts, as well as an outside sales force for customers located around our commercial stores.

Store Operations

Store Formats

Substantially all AutoZone stores are based on standard store formats, resulting in generally consistent appearance, merchandising and product mix. Approximately 85% to 90% of each store’s square footage is selling space, of which approximately 40% to 45% is dedicated to hard parts inventory. The hard parts inventory area is generally fronted by counters or pods that run the depth or length of the store, dividing the hard parts area from the remainder of the store. The remaining selling space contains displays of maintenance, accessories and non-automotive items.

We have knowledgeable AutoZoners available to assist customers with their parts needs, utilizing our proprietary electronic parts catalog with a display screen that is visible to both the AutoZoner and the customer. In addition to helping ensure fast, accurate parts look-up in both English and Spanish, the parts catalog will also suggest additional items that a customer should purchase to properly install the merchandise being purchased.

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

All store support functions are centralized in our store support centers located in Memphis, Tennessee and Mexico. We believe that this centralization enhances consistent execution of our merchandising and marketing strategies at the store level, while reducing expenses and cost of sales.

Store Automation

All of our stores have a proprietary electronic parts catalog that provides parts information based on the make, model and year of a vehicle. The electronic catalog also tracks inventory availability at the store, at other nearby stores and through special order. The catalog display screens are placed on the hard parts counter or pods, where both AutoZoners and customers can view the screen. In addition, our wide area network enables the stores to expedite credit or debit card and check approval processes, to access immediately national warranty data, to implement real-time inventory controls and to locate and hold parts at neighboring AutoZone stores.

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

Store Development

The following table reflects store development during the past five fiscal years:

	Fiscal Year
	2006	2005	2004	2003	2002

Beginning Domestic Stores	3,592	3,420	3,219	3,068	3,019
New Stores	185	175	202	160	102
Replaced Stores	18	7	4	6	15
Closed Stores	6	3	1	9	53
Net New Stores	179	172	201	151	49
Ending Domestic Stores	3,771	3,592	3,420	3,219	3,068
Ending Mexico Stores	100	81	63	49	39
Ending Total Stores	3,871	3,673	3,483	3,268	3,107

The fiscal 2006 closed store count reflects 4 stores that remain closed temporarily from hurricane damage. We believe that expansion opportunities exist both in markets that we do not currently serve, as well as in markets where we can achieve a larger presence. We attempt to obtain high visibility sites in high traffic locations and undertake substantial research prior to entering new markets. The most important criteria for opening a new store are its projected future profitability and its ability to achieve our required investment hurdle rate. Key factors in selecting new site and market locations include population, demographics, vehicle profile, number and strength of competitors’ stores and the cost of real estate. In reviewing the vehicle profile, we also consider the number of vehicles that are seven years old and older- “our kind of vehicles,” as these are generally no longer under the original manufacturers’ warranties and will require more maintenance and repair than younger vehicles. We generally seek to open new stores within or contiguous to existing market areas and attempt to cluster development in markets in a relatively short period of time. In addition to continuing to lease or develop our own stores, we evaluate and may make strategic acquisitions.

Purchasing and Supply Chain

Merchandise is selected and purchased for all stores through our two store support centers located in Memphis, Tennessee and Mexico. No one class of product accounts for as much as 10 percent of our total sales. In fiscal 2006, no single supplier accounted for more than 10 percent of our total purchases. We generally have few long-term contracts for the purchase of merchandise. We believe that we have good relationships with suppliers. We also believe that alternative sources of supply exist, at similar cost, for most types of product sold. Most of our merchandise flows through our distribution centers to our stores by our fleet of tractors and trailers or by third-party trucking firms.

Our hub stores have increased our ability to distribute products on a timely basis to many of our stores. A hub store is able to provide replenishment of products sold and deliver other products maintained only in hub store inventories to a store in its coverage area generally within 24 hours. Hub stores are generally replenished from distribution centers multiple times per week.

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

Trademarks and Patents

We have registered several service marks and trademarks in the United States Patent and Trademark office as well as in certain other countries, including our service marks, “AutoZone” and “Get in the Zone,” and trademarks, “AutoZone,” “Duralast,” “Duralast Gold,” “Valucraft” and “ALLDATA.” We believe that the “AutoZone” service marks and trademarks are important components of our merchandising and marketing strategy.

Employees

As of August 26, 2006, we employed approximately 53,000 persons, approximately 57 percent of whom were employed full-time. About 91 percent of our AutoZoners were employed in stores or in direct field supervision, approximately 6 percent in distribution centers and approximately 3 percent in store support functions. Included in the above numbers are approximately 1,600 persons employed in our Mexico operations.

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

William C. Rhodes, III, 41—President and Chief Executive Officer
William C. Rhodes, III, has been President, Chief Executive Officer, and a director since March 2005. Prior to his appointment as President and Chief Executive Officer, Mr. Rhodes was Executive Vice President-Store Operations and Commercial. Prior to fiscal 2005, he had been Senior Vice President-Supply Chain and Information Technology since fiscal 2002, and prior thereto had been Senior Vice President-Supply Chain since 2001. Prior to that time, he served in various capacities within the Company, including Vice-President-Stores in 2000, Senior Vice President-Finance and Vice President-Finance in 1999 and Vice President-Operations Analysis and Support from 1997 to 1999. Prior to 1994, Mr. Rhodes was a manager with Ernst & Young LLP.

Bradley W. Bacon, 53— Executive Vice President-Store Operations and Commercial
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

William T. Giles, 47 — Executive Vice President, Chief Financial Officer and Treasurer
William T. Giles was elected Executive Vice President, Chief Financial Officer and Treasurer during fiscal 2006. From 1991 to May 2006, he held several positions with Linens N’ Things, Inc., most recently as the Executive Vice President and Chief Financial Officer. Prior to 1991, he was with Melville, Inc. and PricewaterhouseCoopers.

Harry L. Goldsmith, 55—Executive Vice President, General Counsel and Secretary
Harry L. Goldsmith was elected Executive Vice-President, General Counsel and Secretary during fiscal 2006. Previously he was Senior Vice President, Secretary and General Counsel since 1996 and was Vice President, General Counsel and Secretary from 1993 to 1996.

Robert D. Olsen, 53—Executive Vice President- Supply Chain, Information Technology, Mexico and Store Development
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

James A. Shea, 61— Executive Vice President-Merchandising and Marketing
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

Timothy W. Briggs, 45—Senior Vice President-Human Resources
Timothy W. Briggs was elected Senior Vice President-Human Resources in fiscal 2006. Prior to October 2005, he was Vice President - Field Human Resources. Mr. Briggs joined AutoZone in 2002 as Vice President, Organization Development. From 1996 to 2002, Mr. Briggs served in various management capacities at the Limited Inc., including Vice President, Human Resources.

William W. Graves, 46—Senior Vice President-Supply Chain
William W. Graves was elected Senior Vice President-Supply Chain in fiscal 2006. Prior to October 2005, he was Vice President - Supply Chain since 2000. From 1992 to 2000, Mr. Graves served in various capacities with the Company.

Lisa R. Kranc, 53—Senior Vice President-Marketing
Lisa R. Kranc was elected Senior Vice President-Marketing during fiscal 2001. Previously, she was Vice President-Marketing for Hannaford Bros. Co., a Maine-based grocery chain, since 1997, and was Senior Vice President-Marketing for Bruno’s, Inc., from 1996 to 1997. Prior to 1996, she was Vice President-Marketing for Giant Eagle, Inc. since 1992.

Charlie Pleas, III, 41 —Vice President and Controller
Charlie Pleas, III, was elected Vice President and Controller during fiscal 2003. Previously, he was Vice President-Accounting since 2000, and Director of General Accounting since 1996. Prior to that, Mr. Pleas was a Division Controller with Fleming Companies, Inc. where he served in various capacities from 1988.

Item 1A. Risk Factors

Our business is subject to a variety of risks. Set forth below are certain of the important risks that we face and that could cause actual results to differ materially from historical results. These risks are not the only ones we face. Our business could also be affected by additional factors that are presently unknown to us or that we currently believe to be immaterial to our business.

We may not be able to increase sales by the same historic growth rates.

We have increased our store count in the past five fiscal years, growing from 3,040 stores at August 25, 2001, to 3,871 stores at August 26, 2006, an average store count increase per year of 5%. Additionally, we have increased annual revenues in the past five fiscal years from $4.818 billion in fiscal 2001 to $5.948 billion in fiscal 2006, an average increase per year of 5%. Annual revenue growth is driven by the opening of new stores and same-store sales. We cannot provide any assurance that we can continue to open stores or increase same-store sales.

Our business depends upon qualified employees.

At the end of fiscal 2006, our consolidated employee count was approximately 53,000. We cannot assure that we can continue to hire and retain qualified employees at current wage rates. If we do not maintain competitive wages, our customer service could suffer by reason of a declining quality of our workforce or, alternatively, our earnings could decrease if we increase our wage rates.

If demand for our products slows, then our business may be materially affected.

Demand for products sold by our stores depends on many factors. In the short term, it may depend upon:

•	the number of miles vehicles are driven annually, as higher vehicle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices and other factors.

•
the number of vehicles in current service that are seven years old and older, as these vehicles are no longer under the original vehicle manufacturers’ warranties and will need more maintenance and repair than younger vehicles.

•	the weather, as vehicle maintenance may be deferred.

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

If we cannot profitably increase our market share in the commercial auto parts business, our sales growth may be limited.

Although we are one of the largest sellers of auto parts in the commercial market, to increase commercial sales we must compete against national and regional auto parts chains, independently owned parts stores, wholesalers and jobbers, repair shops and auto dealers. Although we believe we compete effectively on the basis of customer service, merchandise quality, selection and availability, price, product warranty and distribution locations, and the strength of our AutoZone brand name, trademarks and service marks, some automotive aftermarket jobbers have been in business for substantially longer periods of time than we have, have developed long-term customer relationships and have large available inventories. We can make no assurances that we can profitably develop new commercial customers or make available inventories required by commercial customers.

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

In recent years, several large auto parts chains have merged. We do not know the impact these mergers will have upon competition in the automotive aftermarket. If our competitors are able to achieve efficiencies in their mergers, then there may be greater competitive pressures in the markets in which they are stronger.

War or acts of terrorism or the threat of either may negatively impact availability of merchandise and adversely impact our sales.

War or acts of terrorism, or the threat of either, may have a negative impact on our ability to obtain merchandise available for sale in our stores. Some of our merchandise is imported from other countries. If imported goods become difficult or impossible to bring into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be negatively affected.

In the event that commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and stores.

Rising energy prices may negatively impact our profitability.

As mentioned above, rising energy prices may impact demand for the products that we sell, overall transaction count and our profitability. Energy prices impact our merchandise distribution, commercial delivery, utility, and product costs.

Demand for our merchandise may decline if vehicle manufacturers refuse to make available the information our customers need to work on their own vehicles.

Demand for our merchandise may decline if vehicle manufacturers refuse to make available to the automotive aftermarket industry diagnostic, repair and maintenance information our customers, both retail (DIY) and commercial (DIFM), require to diagnose, repair and maintain their vehicles. Without public dissemination of this information, consumers may be forced to have all diagnostic work, repairs and maintenance performed by the vehicle manufacturers' dealer network.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

The following table reflects the square footage and number of leased and owned properties for our stores as of August 26, 2006:
	No. of Stores	Square Footage
Leased	1,764	10,440,562
Owned	2,107	14,272,799
Total	3,871	24,713,361

We have over 3.3 million square feet in distribution centers servicing our stores, most of which is owned, except for approximately 1.2 million square feet that is leased. Our distribution centers are located in Arizona, California, Georgia, Illinois, Ohio, Tennessee, Texas and Mexico. We opened a new distribution center near Dallas, Texas in fiscal 2005 and closed our smaller facilities in San Antonio, Texas in fiscal 2005 and Lafayette, Louisiana in fiscal 2006. Our primary store support center, which we own, is located in Memphis, Tennessee, and consists of approximately 260,000 square feet. We also own and lease other properties that are not material in the aggregate.

Item 3. Legal Proceedings

AutoZone, Inc. is a defendant in a lawsuit entitled "Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc. et al.," filed in the U.S. District Court for the Southern District of New York in October 2004. The case was filed by more than 200 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers (collectively “Plaintiffs”), against a number of defendants, including automotive aftermarket retailers and aftermarket automotive parts manufacturers. In the amended complaint, the plaintiffs allege, inter alia, that some or all of the automotive aftermarket retailer defendants have knowingly received, in violation of the Robinson-Patman Act (the “Act”), from various of the manufacturer defendants benefits such as volume discounts, rebates, early buy allowances and other allowances, fees, inventory without payment, sham advertising and promotional payments, a share in the manufacturers' profits, benefits of pay on scan purchases, implementation of radio frequency identification technology, and excessive payments for services purportedly performed for the manufacturers. Additionally, a subset of plaintiffs alleges a claim of fraud against the automotive aftermarket retailer defendants based on discovery issues in a prior litigation involving similar Robinson-Patman Act claims. In the prior litigation, the discovery dispute, as well as the underlying claims, were decided in favor of AutoZone and the other automotive aftermarket retailer defendants who proceeded to trial, pursuant to a unanimous jury verdict which was affirmed by the Second Circuit Court of Appeals. In the current litigation, plaintiffs seek an unspecified amount of damages (including statutory trebling), attorneys' fees, and a permanent injunction prohibiting the aftermarket retailer defendants from inducing and/or knowingly receiving discriminatory prices from any of the aftermarket manufacturer defendants and from opening up any further stores to compete with plaintiffs as long as defendants allegedly continue to violate the Act. The Company believes this suit to be without merit and is vigorously defending against it. Defendants have filed motions to dismiss all claims with prejudice on substantive and procedural grounds. Additionally, the Defendants have sought to enjoin plaintiffs from filing similar lawsuits in the future. If granted in their entirety, these dispositive motions would resolve the litigation in Defendants' favor.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

AutoZone’s common stock is listed on the New York Stock Exchange under the symbol “AZO.” On October 17, 2006, there were 3,589 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.

We currently do not pay a cash dividend on our common stock. Any payment of dividends in the future would be dependent upon our financial condition, capital requirements, earnings, cash flow and other factors.

The following table sets forth the high and low sales prices per share of common stock, as reported by the New York Stock Exchange, for the periods indicated:

	Price Range of Common Stock
	High	Low
Fiscal Year Ended August 26, 2006:
Fourth quarter	$94.61	$83.81
Third quarter	$102.00	$91.35
Second quarter	$99.32	$86.50
First quarter	$97.08	$77.76

Fiscal Year Ended August 27, 2005:
Fourth quarter	$103.94	$82.21
Third quarter	$99.90	$81.06
Second quarter	$96.25	$84.02
First quarter	$89.70	$73.16

During 1998 the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended in March 2006, to increase the repurchase authorization to $4.9 billion from $4.4 billion. The program does not have an expiration date.

Shares of common stock repurchased by the Company during the quarter ended August 26, 2006, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
May 7, 2006, to June 3, 2006	782,600	$90.26	90,263,428	$489,488,845
June 4, 2006, to July 1, 2006	2,279,095	92.23	92,542,523	279,293,809
July 2, 2006, to July 29, 2006	405,986	86.32	92,948,509	244,248,534
July 30, 2006, to August 26, 2006	273,600	88.01	93,222,109	220,168,283
Total	3,741,281	$90.87	93,222,109	$220,168,283

The Company also repurchased, at fair value, an additional 62,293 shares in fiscal 2006, 87,974 shares in fiscal 2005, and 102,084 shares in fiscal 2004 from employees electing to sell their stock under the Company’s Third Amended and Restated Employee Stock Purchase Plan, qualified under Section 423 of the Internal Revenue Code, under which all eligible employees may purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the plan, 51,167 shares were sold to employees in fiscal 2006, 59,479 shares were sold in fiscal 2005, and 66,572 shares were sold in fiscal 2004. At August 26, 2006, 425,036 shares of common stock were reserved for future issuance under this plan. Once executives have reached the maximum under the employee stock purchase plan, the Amended and Restated Executive Stock Purchase Plan permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases by executives under this plan were 811 shares in fiscal 2006, 5,366 shares in fiscal 2005 and 11,005 shares in fiscal 2004. At August 26, 2006, 264,294 shares of common stock were reserved for future issuance under this plan.

Item 6. Selected Financial Data

The information contained in AutoZone, Inc.’s 2006 Annual Report, filed as Exhibit 13.1 to this Form 10-K, in the section entitled “Selected Financial Data,” is incorporated herein by reference in response to this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in AutoZone, Inc.’s 2006 Annual Report, filed as Exhibit 13.1 to this Form 10-K, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is incorporated herein by reference in response to this item.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained in AutoZone, Inc.’s 2006 Annual Report, filed as Exhibit 13.1 to this Form 10-K, in the section entitled “Quantitative and Qualitative Disclosures About Market Risk,” is incorporated herein by reference in response to this item.

Item 8. Financial Statements and Supplementary Data

The information contained in AutoZone, Inc.’s 2006 Annual Report, filed as Exhibit 13.1 to this Form 10-K, in the section entitled “Consolidated Financial Statements,” is incorporated herein by reference in response to this item.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of August 26, 2006, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 26, 2006. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective. During or subsequent to the fiscal year ended August 26, 2006, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Officers of the Registrant

The information set forth in Part I of this document in the section entitled “Executive Officers of the Registrant,” is incorporated herein by reference in response to this item. Additionally, the information contained in AutoZone, Inc.’s Proxy Statement dated October 25, 2006, in the sections entitled “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.

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

Item 11. Executive Compensation

The information contained in AutoZone, Inc.’s Proxy Statement dated October 25, 2006, in the section entitled “Executive Compensation,” is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained in AutoZone, Inc.’s Proxy Statement dated October 25, 2006, in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accountant Fees and Services

The information contained in AutoZone, Inc.’s Proxy Statement dated October 25, 2006, in the section entitled “Proposal 4 - Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a) Financial Statements

The following financial statements, related notes and reports of independent registered public accounting firm from AutoZone, Inc.’s 2006 Annual Report are incorporated herein by reference in response to this item:

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Statements of Income for the fiscal years ended August 26, 2006, August 27, 2005, and August 28, 2004
Consolidated Balance Sheets as of August 26, 2006, and August 27, 2005
Consolidated Statements of Cash Flows for the fiscal years ended August 26, 2006, August 27, 2005, and August 28, 2004
Consolidated Statements of Stockholders’ Equity for the fiscal years ended August 26, 2006, August 27, 2005, and August 28, 2004
Notes to Consolidated Financial Statements

(b) Exhibits

The Exhibit Index following this document’s signature pages is incorporated herein by reference in response to this item.

(c) Financial Statement Schedules

Schedules are omitted because the information is not required or because the information required is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOZONE, INC.

Dated October 25, 2006	By:	/s/ William C. Rhodes, III
William C. Rhodes, III President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ J. R. Pitt Hyde, III	Chairman of the Board, Director	October 25, 2006
J. R. Pitt Hyde, III

/s/ William C. Rhodes, III	President, Chief Executive Officer,	October 25, 2006
William C. Rhodes, III	& Director (Principal Executive Officer)

/s/ William T. Giles	Executive Vice President, Chief Financial Officer, & Treasurer	October 25, 2006
William T. Giles	(Principal Financial Officer)

/s/ Charlie Pleas, III	Vice President, Controller	October 25, 2006
Charlie Pleas, III	(Principal Accounting Officer)

/s/ Charles M. Elson	Director	October 25, 2006
Charles M. Elson

/s/ Sue E. Gove	Director	October 25, 2006
Sue E. Gove

/s/ Earl G. Graves, Jr.	Director	October 25, 2006
Earl G. Graves, Jr.

/s/ N. Gerry House	Director	October 25, 2006
N. Gerry House

/s/ Edward S. Lampert	Director	October 25, 2006
Edward S. Lampert

/s/ W. Andrew McKenna	Director	October 25, 2006
W. Andrew McKenna

/s/ George R. MrKonic, Jr.	Director	October 25, 2006
George R. MrKonic, Jr.

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Third Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

4.1	Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 17, 1998.

4.2	Third Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended February 15, 2003.

4.3	Indenture dated as of August 8, 2003, between AutoZone, Inc. and Bank One Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to the Form S-3 (No. 333-107828) filed August 11, 2003.

4.4	Form of 6.95% Senior Note due 2016.

*10.1	Fourth Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 4, 2002.

*10.2	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended August 26, 2000.

*10.3	Third Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.3 to the Form 10-K for the fiscal year ended August 30, 2003.

*10.4	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 23, 2002.

*10.5	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 23, 2002.

*10.6	AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended February 12, 2000.

*10.7
Form of Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and various executive officers. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 1999.

*10.8	Form of Employment and Non-Compete Agreement between AutoZone, Inc., and various officers. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 18, 2000.

*10.9	AutoZone, Inc., Amended and Restated Executive Stock Purchase Plan. Incorporated by reference to Exhibit 10.20 to the Form 10-K for the fiscal year ended August 31, 2002.

*10.10
AutoZone, Inc. 2003 Director Stock Option Plan. Incorporated by reference to Appendix C to the definitive proxy statement dated November 1, 2002, for the annual meeting of stockholders held December 12, 2002.

*10.11
AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Appendix D to the definitive proxy statement dated November 1, 2002, for the annual meeting of stockholders held December 12, 2002.

*10.12	Amended and Restated AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended February 15, 2003.

*10.13
Amended and Restated Employment and Non-Compete Agreement between Steve Odland and AutoZone, Inc., dated October 23, 2003. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 2003.

*10.14	Second Amended and Restated Executive Stock Purchase Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended February 14, 2004.

10.15
Amended and Restated Five-Year Credit Agreement dated as of May 17, 2004, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Fleet National Bank, as Administrative Agent and Citicorp USA, Inc., as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 8, 2004.

10.16
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

10.17
Lenders’ consent to extend the termination date of the Company’s Amended and Restated 5-Year Credit Agreement dated as of May 17, 2004 for an additional period of one year, to May 17, 2010. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended May 7, 2005.

10.18
Lenders’ consent to extend the termination date of the Company’s Amended and Restated 364-Day Credit agreement dated as of May 17, 2004 for an additional period of 364 days, to May 15, 2006. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended May 7, 2005.

*10.19	Description of severance agreement. Incorporated by reference to Exhibit 10.22 to the Form 10-K for the fiscal year ended August 27, 2005.

*10.20	Agreement dated as of October 19, 2005, between AutoZone, Inc. and Michael E. Longo. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 6, 2006.

*10.21	Offer letter dated April 13, 2006, to William T. Giles. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended May 6, 2006.

10.22
First Amendment dated as of May 5, 2006, to the Credit Agreement dated as of December 23, 2004, among AutoZone, Inc., as Borrower, the Several Lenders from time to time party thereto, Bank of America, N.A, as Administrative Agent, and Wachovia Bank, National Association, as Syndication Agent. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended May 6, 2006.

10.23
Four-Year Credit Agreement dated as of May 5, 2006, among AutoZone, Inc. as Borrower, the Several Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, and Citicorp USA, Inc. as Syndication Agent. Incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended May 6, 2006.

10.24
Second Amended and Restated Five-Year Credit Agreement dated as of May 5, 2006, among AutoZone, Inc. as Borrower, the Several Lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent and Swingline Lender, and Citicorp USA, Inc. as Syndication Agent. Incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended May 6, 2006.

12.1	Computation of Ratio of Earnings to Fixed Charges.

13.1	Fiscal 2006 Annual Report.

14.1	Code of Ethical Conduct. Incorporated by reference to Exhibit 14.1 of the Form 10-K for the fiscal year ended August 30, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.