Form 10-Q
period 2006-11-18
AUTOZONE INC
filed 2006-12-15
CIK 866787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 18, 2006, or

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

Common Stock, $.01 Par Value -70,676,466 shares outstanding as of December 7, 2006.

Table of Content

Table of Content
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	November 18, 2006	August 26, 2006
ASSETS

Current assets
Cash and cash equivalents	$73,359	$91,558
Accounts receivable	73,832	80,363
Merchandise inventories	1,883,348	1,846,650
Other current assets	126,755	100,356
Total current assets	2,157,294	2,118,927

Property and equipment
Property and equipment	3,262,683	3,183,808
Less: Accumulated depreciation and amortization	1,166,306	1,132,500
	2,096,377	2,051,308
Other assets
Goodwill, net of accumulated amortization	302,645	302,645
Deferred income taxes	24,229	20,643
Other long-term assets	31,140	32,783
	358,014	356,071
	$4,611,685	$4,526,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,649,633	$1,699,667
Other current liabilities	287,129	280,419
Income taxes payable	58,464	24,378
Deferred income taxes	52,063	50,104
Total current liabilities	2,047,289	2,054,568

Long-term debt	1,858,921	1,857,157
Other long-term liabilities	167,637	145,053
Stockholders’ equity	537,838	469,528
	$4,611,685	$4,526,306

See Notes to Condensed Consolidated Financial Statements

Table of Content

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Twelve Weeks Ended
	November 18, 2006	November 19, 2005

Net sales	$1,393,069	$1,338,076
Cost of sales, including warehouse
and delivery expenses	707,774	682,547
Operating, selling, general and
administrative expenses	462,299	450,236
Operating profit	222,996	205,293
Interest expense, net	27,093	23,739
Income before income taxes	195,903	181,554
Income taxes	72,014	67,180

Net income	$123,889	$114,374

Weighted average shares
for basic earnings per share	71,082	76,588
Effect of dilutive stock equivalents	731	564
Adjusted weighted average shares
for diluted earnings per share	71,813	77,152

Basic earnings per share	$1.74	$1.49
Diluted earnings per share	$1.73	$1.48

See Notes to Condensed Consolidated Financial Statements

Table of Content

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Twelve Weeks Ended
	November 18, 2006	November 19, 2005
Cash flows from operating activities
Net income	$123,889	$114,374
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation and amortization of property and equipment	35,554	30,816
Amortization of debt origination fees	409	362
Income tax benefit from exercise of options	(5,798)	(2,731)
Deferred income taxes	(802)	(2,658)
Share-based compensation expense	4,302	3,739
Changes in operating assets and liabilities
Accounts receivable	6,531	4,502
Merchandise inventories	(36,698)	(17,155)
Accounts payable and accrued expenses	(50,123)	(23,021)
Income taxes payable	39,884	61,503
Other, net	(5,185)	(42,068)
Net cash provided by operating activities	111,963	127,663

Cash flows from investing activities
Capital expenditures	(52,198)	(58,457)
Purchase of marketable securities	(27,770)	—
Proceeds from sale of short-term investments	8,790	—
Disposal of capital assets	282	568
Net cash used in investing activities	(70,896)	(57,889)

Cash flows from financing activities
Net proceeds (repayments) of commercial paper	6,200	(71,400)
Net proceeds from sale of common stock	26,109	15,248
Purchase of treasury stock	(90,767)	(9,787)
Income tax benefit from exercised options	5,798	2,731
Other, net	(6,606)	2
Net cash used in financing activities	(59,266)	(63,206)
Net increase (decrease) in cash and cash equivalents	(18,199)	6,568
Cash and cash equivalents at beginning of period	91,558	74,810
Cash and cash equivalents at end of period	$73,359	$81,378

See Notes to Condensed Consolidated Financial Statements

Table of Content

AUTOZONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to current year presentations. For further information, refer to the consolidated financial statements and footnotes included in the 2006 Annual Report to Shareholders for AutoZone, Inc. (“AutoZone” or the “Company”), which is incorporated by reference in its Annual Report on Form 10-K for the year ended August 26, 2006.

Operating results for the twelve weeks ended November 18, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2007. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. Each of the fourth quarters of fiscal 2006 and 2007 has 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring in the summer months of June through August and the lowest sales generally occurring in the winter months of December through February.

Note B-Share-Based Payments

Share-based compensation transactions are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment.” We recognize compensation expense for share-based payments based on the fair value of the awards at the grant date. Share-based payments include stock option grants and the discount on shares sold to employees under various share purchase plans.

Total share-based expense (a component of operating, selling, general and administrative expenses) was $4.3 million for the twelve week period ended November 18, 2006, and was $3.7 million for the comparable prior year period.

AutoZone grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options are granted. Options have a term of 10 years or 10 years and one day from grant date. Director options generally vest three years from the grant date. Employee options generally vest in equal annual installments on the first, second, third and fourth anniversaries of the grant date. Employees generally have 30 days after the employment relationship ends, or one year after death, to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average key assumptions used in determining the fair value of options granted in the twelve week period ended November 18, 2006 are as follows:

Expected price volatility	35.0%
Risk-free interest rate	4.1%
Weighted average expected lives in years	3.3
Forfeiture rate	10.0%
Dividend yield	0.0%

The Company generally issues new shares when options are exercised. A summary of stock option activity since our most recent fiscal year end is as follows:

	Options	Weighted Average Exercise Price
Outstanding August 26, 2006	3,355,542	$70.73
Granted	651,220	103.44
Exercised	(397,714)	67.12
Canceled	(14,015)	73.53
Outstanding November 18, 2006	3,595,033	$77.04

At November 18, 2006, the total compensation cost related to non-vested awards not yet recognized was $31.4 million with a weighted average expense recognition period of 1.8 years.

There have been no modifications to the Company’s share-based compensation plans during the twelve week period ended November 18, 2006. On December 13, 2006, stockholders approved the AutoZone, Inc. 2006 Stock Option Plan and the AutoZone, Inc. Fourth Amended and Restated Executive Stock Purchase Plan.

Table of Content
AUTOZONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note C- Inventories

Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. Included in inventory are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s inventory balances are effectively maintained under the first-in, first-out method as the Company’s policy is not to write up inventory for favorable LIFO adjustments, resulting in cost of sales being reflected at the higher amount. The cumulative balance of this unrecorded adjustment, which would be reduced upon experiencing price inflation on our merchandise purchases, was $204.5 million at November 18, 2006, and $198.3 million at August 26, 2006.

AutoZone has entered into pay-on-scan (“POS”) arrangements with certain vendors, whereby AutoZone will not purchase merchandise supplied by a vendor until just before that merchandise is ultimately sold to AutoZone’s customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to AutoZone’s customers. Since the Company does not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on the Company’s balance sheet. Upon the sale of the merchandise to AutoZone’s customers, AutoZone recognizes the liability for the goods and pays the vendor in accordance with the agreed-upon terms. Although AutoZone does not hold title to the goods, AutoZone controls pricing and has credit collection risk and therefore, gross revenues under POS arrangements are included in net sales in the income statement. AutoZone has financed the repurchase of existing merchandise inventory by certain vendors in order to convert such vendors to POS arrangements. These receivables, reflected in accounts receivable, have remaining durations up to 10 months and approximated $7.6 million at November 18, 2006, and $11.6 million at August 26, 2006. Merchandise under POS arrangements was $85.1 million at November 18, 2006, and $92.1 million at August 26, 2006.

Note D-Pension Plans

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

The components of the Company’s net periodic benefit cost related to all of its pension plans for all periods presented are as follows:

	Twelve Weeks Ended
(in thousands)	November 18, 2006	November 19, 2005

Interest cost	$2,214	$2,121
Expected return on plan assets	(2,387)	(1,978)
Amortization of prior service cost	(12)	(145)
Amortization of net loss	173	1,303
Net periodic benefit cost	$(12)	$1,301

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. During the twelve week period ended November 18, 2006, the Company made approximately $1.7 million in contributions to the plan and expects to fund another $5.0 million to $7.0 million during the remainder of this fiscal year.

Table of Content
AUTOZONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note E-Long-Term Debt

The Company’s long-term debt consisted of the following:

(in thousands)	November 18, 2006	August 26, 2006

Bank Term Loan due December 2009, effective interest rate of 4.55%	$300,000	$300,000
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	300,000	300,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
4.75% Senior Notes due November 2010, effective interest rate of 4.17%	200,000	200,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.95% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
6.5% Senior Notes due July 2008	190,000	190,000
Commercial paper, weighted average interest rate of 5.4% at November 18, 2006, and 5.3% at August 26, 2006	128,600	122,400
Other	40,321	44,757
	$1,858,921	$1,857,157

On June 20, 2006, the Company’s Mexican subsidiaries borrowed peso debt in the amount of $43.3 million in U.S. dollars. The interest rates on these borrowings range from 8.3% to 9.2% with an initial maturity of September 18, 2006. During September 2006, the Company repaid a portion of this indebtedness and extended the maturity to March 2007 on the remaining unpaid balance. This indebtedness is reflected as a component of Other borrowings in the above table.

Note F-Leases

The Company has a fleet of vehicles used for delivery to our commercial customers, travel for members of field management, and field maintenance technicians. The majority of these vehicles are leased under arrangements that have historically been accounted for as operating leases. On September 1, 2006 the Company modified its leasing arrangements with one of its leasing vendors. As a result of these modifications, many of the vehicles are now accounted for as capital leases. At November 18, 2006 the Company had capital lease assets of $26.2 million, net of accumulated depreciation of $2.1 million, and capital lease obligations of $26.1 million. The $6.8 million current portion of these obligations was recorded as a component of other current liabilities and the $19.3 million long-term portion was recorded as a component of other long-term liabilities in the condensed consolidated balance sheets.

Note G-Stock Repurchase Program

As of November 18, 2006, the Board of Directors had authorized the Company to repurchase up to $4.9 billion of the Company’s common stock in the open market. From January 1, 1998 to November 18, 2006, the Company has repurchased a total of 94.0 million shares at an aggregate cost of $4.8 billion; including 816,200 shares of its common stock at an aggregate cost of $90.8 million during the twelve week period ended November 18, 2006. Considering cumulative repurchases as of November 18, 2006, the Company has $129.4 million remaining under this authorization to repurchase its common stock in the open market.

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

	Twelve Weeks Ended
(in thousands)	November 18, 2006	November 19, 2005

Net income, as reported	$123,889	$114,374
Foreign currency translation adjustment	630	1,567
Net impact from derivative instruments	(1,715)	2,403
Unrealized gains from marketable securities	64	—
Comprehensive income	$122,868	$118,344

Table of Content

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of November 18, 2006, the related condensed consolidated statements of income for the twelve week periods ended November 18, 2006 and November 19, 2005, and the condensed consolidated statements of cash flows for the twelve week periods ended November 18, 2006 and November 19, 2005. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AutoZone, Inc. as of August 26, 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended, not presented herein, and, in our report dated October 19, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 26, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee
December 12, 2006

Table of Content

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the nation’s leading retailer and distributor of automotive replacement parts and accessories. As of November 18, 2006, we operated 3,912 stores including 100 stores in Mexico compared with 3,696 stores including 84 stores in Mexico at November 19, 2005. Excluded from the store counts are 3 stores at November 18, 2006, and 13 stores at November 19, 2005, that were closed as a result of last year’s hurricanes. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. Many of our stores also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers and service stations. We also sell the ALLDATA brand diagnostic and repair software. On the web, we sell diagnostic and repair information and auto and light truck parts through www.autozone.com. We do not derive revenue from automotive repair or installation.

Operating results for the twelve weeks ended November 18, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2007. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. Each of the fourth quarters of fiscal 2006 and 2007 has 16 weeks. Additionally, our business is somewhat seasonal in nature, with the highest sales generally occurring in the summer months of June through August and the lowest sales generally occurring in the winter months of December through February.

Twelve Weeks Ended November 18, 2006,
Compared with Twelve Weeks Ended November 19, 2005

Net sales for the twelve weeks ended November 18, 2006, increased $55.0 million, or 4.1%, over net sales of $1.338 billion for the comparable prior year period. This increase in sales was primarily driven by sales from new stores, and to a lesser extent, by domestic comparable store sales (sales for domestic stores opened at least one year) growth of 0.3%. Domestic DIY sales increased 3.9%, domestic commercial sales increased 0.2%, and combined sales from our ALLDATA and Mexico operations increased 20.7%.

Gross profit for the twelve weeks ended November 18, 2006, was $685.3 million, or 49.2% of net sales, compared with $655.5 million, or 49.0% of net sales, during the comparable prior year period. The improvement in gross profit margin was primarily attributable to ongoing category management initiatives, which have included continued optimization of merchandise assortment and pricing, and an increasing focus on direct importing initiatives.

Operating, selling, general and administrative expenses for the twelve weeks ended November 18, 2006, was $462.3 million, or 33.2% of net sales, compared with $450.2 million, or 33.6% of net sales, during the comparable prior year period. A substantial portion of the favorable variance in operating expenses reflects a $2.8 million hurricane related charge taken in last year’s quarter, our store reset efforts initiated in last year’s first quarter, and an ongoing focus to reduce expenditures throughout the organization.

Interest expense, net for the twelve weeks ended November 18, 2006, was $27.1 million compared with $23.7 million during the comparable prior year period. This increase was primarily due to higher average borrowing levels and rates over the comparable prior year period and the recognition of interest expense on capital lease obligations. Average borrowings for the twelve weeks ended November 18, 2006, were $1.955 billion, compared with $1.931 billion for the comparable prior year period. Weighted average borrowing rates were 5.7% at November 18, 2006, and 5.4% at November 19, 2005.

Our effective income tax rate was 36.8% of pretax income for the twelve weeks ended November 18, 2006, and 37.0% for the comparable prior year period. The actual annual rate for fiscal 2007 will depend on a number of factors, including the amount and source of operating income and the timing and nature of discrete income tax events.

Net income for the twelve week period ended November 18, 2006, increased by $9.5 million to $123.9 million, and diluted earnings per share increased by 16.4% to $1.73 from $1.48 in the comparable prior year period. The impact on current quarter diluted earnings per share from the stock repurchases since the end of the comparable prior year period was an increase of $0.08.

Table of Content

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts and accessories. For the twelve weeks ended November 18, 2006, our net cash flows from operating activities provided $112.0 million as compared with $127.7 million during the comparable prior year period. The decrease is primarily due to changes in income tax accounts that are impacted by the timing and amounts of estimated income tax payments and increases in inventory levels. Overall cash flows from operating activities continue to benefit from our inventory purchases being largely financed by our vendors, as evidenced by an 88% accounts payable to inventory ratio and the use of pay-on-scan (“POS”) arrangements with certain vendors. Under POS arrangements, we do not purchase merchandise supplied by a vendor until just before that merchandise is ultimately sold to our customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to our customer. Since we do not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on our balance sheet. Upon the sale of the merchandise to our customer, we recognize the liability for the goods and pay the vendor in accordance with the agreed upon terms. Although we do not hold title to the goods, we control pricing and have credit collection risk and therefore, gross revenues under POS arrangements are included in net sales in the income statement. We have financed the repurchase of existing merchandise inventory by certain vendors in order to convert such vendors to POS arrangements. These receivables, reflected in accounts receivable, have remaining durations up to 10 months and approximated $7.6 million at November 18, 2006, and $11.6 million at August 26, 2006. Merchandise under POS arrangements was $85.1 million at November 18, 2006, and $92.1 million at August 26, 2006.

Our net cash flows from investing activities for the twelve weeks ended November 18, 2006, used $70.9 million as compared with $57.9 million used in the comparable prior year period. Capital expenditures for the twelve weeks ended November 18, 2006, were $52.2 million compared to $58.5 million for the comparable prior year period. During this twelve week period, we opened 41 domestic stores, including one store that was closed as a result of hurricane damage in the prior year, and none in Mexico. In the comparable prior year period, we opened 36 new stores, including 3 new stores in Mexico. We expect to invest in our business consistent with historical rates during fiscal 2007, primarily related to our new store development program and enhancements to existing stores and other infrastructure. Investing cash flows were also impacted in the current year by our wholly-owned insurance captive, which purchased $27.8 million in marketable securities and sold $8.8 million in short-term investments.

Our net cash flows from financing activities for the twelve weeks ended November 18, 2006, used $59.3 million compared to $63.2 million used in the comparable prior year period. Net proceeds from commercial paper borrowings was $6.2 million versus $71.4 million in net repayments from commercial paper in the comparable prior year period. Stock repurchases were $90.8 million in the current period as compared with $9.8 million in the comparable prior year period. For the twelve weeks ended November 18, 2006, proceeds from the sale of common stock and exercises of stock options provided $31.9 million, including $5.8 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $18.0 million, including $2.7 million in related tax benefits.

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

Credit Ratings

At November 18, 2006, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB+ and a commercial paper rating of A-2. Moody’s Investors Service had assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. As of November 18, 2006, Moody’s and Standard & Poor’s had AutoZone listed as having a “stable” outlook. If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense will increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.

Debt Facilities

We maintain $1.0 billion of revolving credit facilities with a group of banks to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. These facilities expire in May 2010, may be increased to $1.3 billion at AutoZone’s election, allow up to $200 million in letters of credit, and allow up to $100 million in capital leases. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, the Company had $813.4 million in available capacity under these facilities at November 18, 2006. The rate of interest payable under the credit facilities is a function of Bank of America’s base rate or a Eurodollar rate (each as defined in the facility agreements), or a combination thereof.

On June 20, 2006, our Mexican subsidiaries borrowed peso debt in the amount of $43.3 million in U.S. dollars. These funds were primarily used to recapitalize certain Mexican subsidiaries and to repay intercompany loans allowing the entities to claim value-added tax refunds from the Mexican authorities. The interest rates on these borrowings range from 8.3% to 9.2% and had an initial maturity of September 18, 2006. During September 2006, we repaid a portion of this indebtedness and extended the maturity to March 2007 on the remaining unpaid balance.

Table of Content
Our borrowings under our Senior Notes arrangements contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a provision where repayment obligations may be accelerated if AutoZone experiences a change in control (as defined in the agreements) of AutoZone or its Board of Directors. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of November 18, 2006, we were in compliance with all covenants and expect to remain in compliance with all covenants.

Stock Repurchases

As of November 18, 2006, the Board of Directors had authorized the Company to repurchase up to $4.9 billion of the Company’s common stock in the open market.  From January 1, 1998 to November 18, 2006, the Company has repurchased a total of 94.0 million shares at an aggregate cost of $4.8 billion; including 816,200 shares of its common stock at an aggregate cost of $90.8 million during the twelve week period ended November 18, 2006. Considering cumulative repurchases as of November 18, 2006, the Company has $129.4 million remaining under this authorization to repurchase its common stock in the open market.

Off-Balance Sheet Arrangements

In conjunction with our commercial sales program, we offer credit to some of our commercial customers. Certain of the receivables related to the credit program are sold to a third party at a discount for cash with limited recourse. We have established a reserve for this recourse. At November 18, 2006, the receivables facility had an outstanding balance of $56.2 million and the balance of the recourse reserve was approximately $1.4 million.

Since fiscal year end, we have issued additional and increased existing stand-by letters of credit that are primarily renewed on an annual basis to cover premium and deductible payments to our workers’ compensation carrier. Our total standby letters of credit commitment at November 18, 2006 was $129.4 million compared with $131.6 million at August 26, 2006, and our total surety bonds commitment at November 18, 2006, was $11.6 million compared with $12.8 million at August 26, 2006.

We have entered into pay-on-scan (“POS”) arrangements with certain vendors, whereby we will not purchase merchandise supplied by a vendor until just before that merchandise is ultimately sold to our customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to our customers. Since we do not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on our balance sheet. Upon the sale of the merchandise to our customers, we recognize the liability for the goods and pay the vendor in accordance with the agreed-upon terms. Although we do not hold title to the goods, we control pricing and credit collection risk and therefore, gross revenues under POS arrangements are included in net sales in the income statement. Sales of merchandise under POS approximated $65.2 million for the twelve weeks ended November 18, 2006, and $123.2 million for the twelve weeks ended November 19, 2005. Merchandise under POS arrangements was $85.1 million at November 18, 2006, and $92.1 million at August 26, 2006.

Critical Accounting Policies

As there have been no changes to our critical accounting policies during fiscal 2007, refer to our Annual Report to Shareholders, which is incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended August 26, 2006, for a summary of our policies.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation, competition; product demand; the economy; the ability to hire and retain qualified employees; consumer debt levels; inflation; weather; raw material costs of our suppliers; energy prices; war and the prospect of war, including terrorist activity; availability of commercial transportation; construction delays; access to available and feasible financing; and changes in laws or regulations. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements, and such events could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section contained in our Annual Report on Form 10-K for the fiscal year ended August 26, 2006, for more information related to those risks.

Table of Content

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

At November 18, 2006, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our 2006 Annual Report to Shareholders, which is incorporated by reference in our Annual Report on Form 10-K, was the $4.2 million increase in commercial paper, the purchase of $27.8 million in marketable securities, partially off-set by the sale of $8.8 million in short-term investments, to support the self-insurance reserves in our wholly-owned insurance captive subsidiary, and the execution of a new forward-starting fuel swap to economically hedge a portion of our diesel fuel exposure. Mark-to-market losses of $0.3 million are recorded in operating, selling, general and administrative expenses and are then reclassed based on gallons used to cost of sales as a component of distribution costs.

The fair value of our debt was estimated at $1.855 billion as of November 18, 2006, and $1.825 billion as of August 26, 2006, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same remaining maturities. Such fair value is less than the carrying value of debt by $3.5 million at November 18, 2006, and by $32.3 million at August 26, 2006. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had $168.9 million of variable rate debt outstanding at November 18, 2006, and $167.2 million of variable rate debt outstanding at August 26, 2006. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $1.7 million in fiscal 2007 and fiscal 2006, which includes the effects of interest rate swaps. The primary interest rate exposure on variable rate debt is based on LIBOR. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had outstanding fixed rate debt of $1.690 billion at November 18, 2006, and August 26, 2006. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $68.5 million at November 18, 2006, and $68.3 million at August 26, 2006.

Item 4.    Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 18, 2006. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 18, 2006. During or subsequent to the quarter ended November 18, 2006, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in our 2006 Annual Report to Shareholders for AutoZone, Inc, which is incorporated by reference in our Annual Report on Form 10-K for the year ended August 26, 2006.

Item 1A.         Risk Factors.

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 26, 2006.

Table of Content

Item 2.    Changes in Securities and Use of Proceeds.

Shares of common stock repurchased by the Company during the quarter ended November 18, 2006, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
August 27, 2006 to September 23, 2006	—	$—	93,222,109	$220,168,283
September 24, 2006 to October 21, 2006	144,200	110.45	93,366,309	204,241,095
October 22, 2006 to November 18, 2006	672,000	111.37	94,038,309	129,401,552
Total	816,200	$111.21	94,038,309	$129,401,552

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

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOZONE, INC.

By:	/s/ WILLIAM T. GILES
William T. Giles
Executive Vice President,
Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By:	/s/ CHARLIE PLEAS, III
Charlie Pleas, III
Vice President, Controller
(Principal Accounting Officer)

Dated: December 15, 2006

Table of Content
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

Table of Content