Form 10-Q
period 2007-02-10
AUTOZONE INC
filed 2007-03-08
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 10, 2007, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to ________.

Commission file number 1-10714

AUTOZONE, INC.
(Exact name of registrant as specified in its charter)

Nevada	62-1482048
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Common Stock, $.01 Par Value - 69,966,422 shares outstanding as of March 1, 2007.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

EX. 10.2 FORM OF STOCK OPTION AGREEMENT

EX. 12.1 RATIO OF EARNINGS TO FIXED CHARGES

EX. 15.1 LETTER FROM ERNST & YOUNG LLP

EX. 31.1 SECTION 302 CERTIFICATION OF PEO

EX. 31.2 SECTION 302 CERTIFICATION OF PFO

EX. 32.1 SECTION 906 CERTIFICATION OF PEO

EX. 32.2 SECTION 906 CERTIFICATION OF PFO

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	February 10, 2007	August 26, 2006
ASSETS
Current assets
Cash and cash equivalents	$86,062	$91,558
Accounts receivable	59,915	80,363
Merchandise inventories	1,910,849	1,846,650
Other current assets	123,522	100,356
Total current assets	2,180,348	2,118,927

Property and equipment
Property and equipment	3,307,703	3,183,808
Less: Accumulated depreciation and amortization	1,196,766	1,132,500
	2,110,937	2,051,308
Other assets
Goodwill, net of accumulated amortization	302,645	302,645
Deferred income taxes	21,957	20,643
Other long-term assets	30,619	32,783
	355,221	356,071
	$4,646,506	$4,526,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,662,989	$1,699,667
Other current liabilities	290,990	280,419
Income taxes payable	75,759	24,378
Deferred income taxes	50,641	50,104
Total current liabilities	2,080,379	2,054,568

Long-term debt	1,854,304	1,857,157
Other long-term liabilities	168,233	145,053
Stockholders’ equity	543,590	469,528
	$4,646,506	$4,526,306

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	February 10, 2007	February 11, 2006	February 10, 2007	February 11, 2006

Net sales	$1,300,357	$1,253,815	$2,693,426	$2,591,891
Cost of sales, including warehouse
and delivery expenses	661,145	637,625	1,368,918	1,320,172
Operating, selling, general and
administrative expenses	450,289	437,845	912,589	888,081
Operating profit	188,923	178,345	411,919	383,638
Interest expense, net	26,818	24,333	53,911	48,072
Income before income taxes	162,105	154,012	358,008	335,566
Income taxes	59,089	56,990	131,103	124,170

Net income	$103,016	$97,022	$226,905	$211,396

Weighted average shares
for basic earnings per share	70,476	76,784	70,779	76,686
Effect of dilutive stock equivalents	751	690	741	627
Adjusted weighted average shares
for diluted earnings per share	71,227	77,474	71,520	77,313

Basic earnings per share	$1.46	$1.26	$3.21	$2.76
Diluted earnings per share	$1.45	$1.25	$3.17	$2.73

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Twenty-Four Weeks Ended
	February 10, 2007	February 11, 2006
Cash flows from operating activities
Net income	$226,905	$211,396
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation and amortization of property and equipment	71,659	62,309
Amortization of debt origination fees	810	731
Income tax benefit from exercise of options	(12,168)	(6,382)
Deferred income taxes	(215)	(6,820)
Share-based compensation expense	8,757	7,982
Changes in operating assets and liabilities
Accounts receivable	20,448	(6,004)
Merchandise inventories	(64,199)	(58,821)
Accounts payable and accrued expenses	(26,107)	(100,616)
Income taxes payable	63,549	91,570
Other, net	(8,978)	3,803
Net cash provided by operating activities	280,461	199,148

Cash flows from investing activities
Capital expenditures	(102,262)	(115,862)
Purchase of marketable securities	(59,480)	(125,493)
Proceeds from sale of short-term investments	43,198	104,912
Disposal of capital assets and other, net	138	913
Net cash used in investing activities	(118,406)	(135,530)

Cash flows from financing activities
Net proceeds (repayments) of commercial paper	2,700	(81,200)
Net proceeds from sale of common stock	47,411	27,187
Purchase of treasury stock	(219,658)	(9,787)
Income tax benefit from exercised options	12,168	6,382
Other, net	(10,172)	362
Net cash used in financing activities	(167,551)	(57,056)
Net increase (decrease) in cash and cash equivalents	(5,496)	6,562
Cash and cash equivalents at beginning of period	91,558	74,810
Cash and cash equivalents at end of period	$86,062	$81,372

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

Operating results for the twelve and twenty-four weeks ended February 10, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2007. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. Each of the fourth quarters of fiscal 2006 and 2007 has 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring in the summer months of June through August and the lowest sales generally occurring in the winter months of December through February.

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

Total share-based expense (a component of operating, selling, general and administrative expenses) was $4.5 million for the twelve week period ended February 10, 2007 and was $4.2 million for the comparable prior year period. Share-based expense was $8.8 million for the twenty-four week period ending February 10, 2007 and was $8.0 million for the comparable prior year period.

AutoZone grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the fair market value of the stock on the dates the options are granted. Options have a term of 10 years or 10 years and one day from grant date. Director options generally vest three years from the grant date, but upon retirement all unvested options immediately vest. Employee options generally vest in equal annual installments on the first, second, third and fourth anniversaries of the grant date. Employees generally have 30 days after the employment relationship ends, or one year after death, to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average key assumptions used in determining the fair value of options granted in the twenty-four week period ended February 10, 2007 as follows:

Expected price volatility	26.0%
Risk-free interest rate	4.6%
Weighted average expected lives in years	3.9
Forfeiture rate	10.0%
Dividend yield	0.0%

The Company generally issues new shares when options are exercised. A summary of stock option activity since our most recent fiscal year end is as follows:

	Options	Weighted Average Exercise Price
Outstanding August 26, 2006	3,355,542	$70.73
Granted	675,298	103.90
Exercised	(723,392)	68.41
Canceled	(95,406)	80.71
Outstanding February 10, 2007	3,212,042	$77.93

At February 10, 2007 the total compensation cost related to non-vested awards not yet recognized was $26.7 million with a weighted average expense recognition period of 1.6 years.

On December 13, 2006, stockholders approved the AutoZone, Inc. 2006 Stock Option Plan and the AutoZone, Inc. Fourth Amended and Restated Executive Stock Purchase Plan. There have been no other modifications to the Company’s share-based compensation plans during the twenty-four week period ended February 10, 2007.

Note C- Inventories

Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. Included in inventory are related purchasing, storage, delivery and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s inventory balances are effectively maintained under the first-in first-out method, as the Company’s policy is not to write up inventory in excess of replacement cost, resulting in cost of sales being reflected at the higher amount. The cumulative balance of this unrecorded adjustment, which would be reduced upon experiencing price inflation on our merchandise purchases, was $213.3 million at February 10, 2007, and $198.3 million at August 26, 2006.

AutoZone has entered into pay-on-scan (“POS”) arrangements with certain vendors, whereby AutoZone will not purchase merchandise supplied by a vendor until just before that merchandise is ultimately sold to AutoZone’s customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to AutoZone’s customers. Since the Company does not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on the Company’s balance sheet. Upon the sale of the merchandise to AutoZone’s customers, AutoZone recognizes the liability for the goods and pays the vendor in accordance with the agreed-upon terms. Although AutoZone does not hold title to the goods, AutoZone controls pricing and has credit collection risk and therefore, gross revenues under POS arrangements are included in net sales in the income statement. AutoZone has financed the repurchase of existing merchandise inventory by certain vendors in order to convert such vendors to POS arrangements. These receivables, reflected in accounts receivable, have remaining durations up to 7 months and approximated $2.5 million at February 10, 2007, and $11.6 million at August 26, 2006. Merchandise under POS arrangements was $50.5 million at February 10, 2007, and $92.1 million at August 26, 2006.

Note D-Pension Plans

Prior to January 1, 2003, substantially all full-time employees were covered by a defined benefit pension plan. The benefits under the plan were based on years of service and the employee’s highest consecutive five-year average compensation. On January 1, 2003, the plan was frozen, which resulted in plan participants no longer earning new benefits under the plan formula and no new participants being able to join the pension plan.

On January 1, 2003, the Company’s supplemental defined benefit pension plan for certain highly compensated employees was also frozen, which resulted in plan participants no longer earning new benefits under the plan formula and no new participants being able to join the supplemental pension plan.

The components of net periodic benefit (income) cost related to our pension plans for all periods presented are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 10, 2007	February 11, 2006	February 10, 2007	February 11, 2006

Interest cost	$2,214	$2,121	$4,428	$4,242
Expected return on plan assets	(2,387)	(1,978)	(4,774)	(3,956)
Amortization of prior service cost	(12)	(145)	(24)	(290)
Amortization of net loss	173	1,303	346	2,606
Net periodic benefit (income) cost	$(12)	$1,301	$(24)	$2,602

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. During the twenty-four week period ended February 10, 2007, the Company made $2.8 million in contributions to the plan and expects to fund another $5.3 million during the remainder of this fiscal year.

Note E-Long-Term Debt

The Company’s long-term debt consisted of the following:

(in thousands)	February 10, 2007	August 26, 2006

Bank Term Loan due December 2009, effective interest rate of 4.55%	$300,000	$300,000
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	300,000	300,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
4.75% Senior Notes due November 2010, effective interest rate of 4.17%	200,000	200,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.95% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
6.5% Senior Notes due July 2008	190,000	190,000
Commercial paper, weighted average interest rate of 5.4% at February 10, 2007, and 5.3% at August 26, 2006	125,100	122,400
Other	39,204	44,757
	$1,854,304	$1,857,157

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

Note F-Leases

The Company has a fleet of vehicles used for delivery to our commercial customers, travel for members of field management, and field maintenance technicians. The majority of these vehicles are leased under arrangements that have historically been accounted for as operating leases. On September 1, 2006 the Company modified its leasing arrangements with one of its leasing vendors. As a result of these modifications, many of the vehicles are now accounted for as capital leases. At February 10, 2007, the Company had capital lease assets of $26.2 million, net of accumulated depreciation of $4.3 million, and capital lease obligations of $25.7 million. The $4.7 million current portion of these obligations was recorded as a component of other current liabilities and the $21.0 million long-term portion was recorded as a component of other long-term liabilities in the condensed consolidated balance sheets.

Note G-Stock Repurchase Program

As of February 10, 2007, the Board of Directors had authorized the Company to repurchase up to $4.9 billion of the Company’s common stock in the open market. From January 1, 1998 to February 10, 2007, the Company has repurchased a total of 95.1 million shares at an aggregate cost of $4.899 billion; including 1,863,365 shares of its common stock at an aggregate cost of $219.7 million during the twenty-four week period ended February 10, 2007. Considering cumulative repurchases as of February 10, 2007, the Company has $0.5 million remaining under this authorization to repurchase its common stock in the open market. On February 26, 2007 the Board of Directors raised the repurchase authorization limit from $4.9 billion to $5.4 billion.

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

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 10, 2007	February 11, 2006	February 10, 2007	February 11, 2006

Net income, as reported	$103,016	$97,022	$226,905	$211,396
Foreign currency translation adjustment	(901)	2,392	(272)	3,959
Net impact from derivative instruments	431	769	(1,284)	3,172
Unrealized gains from marketable securities	(30)	(137)	33	(137)
Comprehensive income	$102,516	$100,046	$225,382	$218,390

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of February 10, 2007, the related condensed consolidated statements of income for the twelve and twenty-four week periods ended February 10, 2007 and February 11, 2006, and the condensed consolidated statements of cash flows for the twenty-four week periods ended February 10, 2007 and February 11, 2006. These financial statements are the responsibility of the Company’s management.

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
March 6, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the leading retailer and a leading distributor of automotive replacement parts and accessories in the United States. As of February 10, 2007, we operated 3,955 stores including 108 stores in Mexico compared with 3,743 stores including 88 stores in Mexico at February 11, 2006. Excluded from the store counts are 2 stores at February 10, 2007, and 10 stores at February 11, 2006, that were closed as a result of last year’s hurricanes. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. Many of our stores also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers and service stations. We also sell the ALLDATA brand diagnostic and repair software. On the web, we sell diagnostic and repair information and auto and light truck parts through www.autozone.com. We do not derive revenue from automotive repair or installation.

Operating results for the twelve and twenty-four weeks ended February 10, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2007. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. Each of the fourth quarters of fiscal 2006 and 2007 has 16 weeks. Additionally, our business is somewhat seasonal in nature, with the highest sales generally occurring in the summer months of June through August and the lowest sales generally occurring in the winter months of December through February.

Twelve Weeks Ended February 10, 2007,
Compared with Twelve Weeks Ended February 11, 2006

Net sales for the twelve weeks ended February 10, 2007, increased $46.5 million to $1.300 billion, or 3.7% over net sales of $1.254 billion for the comparable prior year period. This increase in sales was primarily driven by sales from new stores. Domestic DIY sales increased 3.6%, domestic commercial sales decreased 2.5%, and combined sales from our ALLDATA and Mexico operations increased 22.2%.

Gross profit for the twelve weeks ended February 10, 2007, was $639.2 million, or 49.2% of net sales, compared with $616.2 million, or 49.1% of net sales, during the comparable prior year period. We experienced improvements in leveraging product acquisition costs and a benefit from the inclusion of additional product delivery costs that were capitalized into inventory, which were offset by a shift in sales mix toward lower margin, seasonally related product and higher shrink expense.

Operating, selling, general and administrative expenses for the twelve weeks ended February 10, 2007, was $450.3 million, or 34.6% of net sales, compared with $437.8 million, or 34.9% of net sales, during the comparable prior year period. The favorable variance in operating expenses was primarily due to our store reset efforts in last year’s second quarter and an ongoing focus to reduce expenditures throughout the organization.

Interest expense, net for the twelve weeks ended February 10, 2007, was $26.8 million compared with $24.3 million during the comparable prior year period. This increase was primarily due to higher average borrowing levels and higher rates over the comparable prior year period and the recognition of interest expense on capital lease obligations. Average borrowings for the twelve weeks ended February 10, 2007, were $1.933 billion, compared with $1.912 billion for the comparable prior year period. Weighted average borrowing rates were 5.7% at February 10, 2007, and 5.5% February 11, 2006.

Our effective income tax rate was 36.5% of pretax income for the twelve weeks ended February 10, 2007, and 37.0% for the comparable prior year period. The actual annual rate for fiscal 2007 will depend on a number of factors, including the amount and source of operating income and the timing and nature of discrete income tax events.

Net income for the twelve week period ended February 10, 2007, increased by $6.0 million to $103.0 million, and diluted earnings per share increased by 15.5% to $1.45 from $1.25 in the comparable prior year period. The impact on current quarter diluted earnings per share from the stock repurchases since the end of the comparable prior year period was an increase of $0.09.

Twenty-Four Weeks Ended February 10, 2007,
Compared with Twenty-Four Weeks Ended February 11, 2006

Net sales for the twenty-four weeks ended February 10, 2007, increased $101.5 million to $2.693 billion, or 3.9% over net sales of $2.592 billion for the comparable prior year period. This increase in sales was primarily driven by sales from new stores, as domestic comparable store sales (sales for domestic stores opened at least one year) were flat. Domestic DIY sales increased 4.0%, domestic commercial sales decreased 1.4%, and combined sales from our ALLDATA and Mexico operations increased 21.5%.

Gross profit for the twenty-four weeks ended February 10, 2007, was $1.325 billion, or 49.2% of net sales, compared with $1.272 billion, or 49.1% of net sales, during the comparable prior year period. We experienced improvements in leveraging product acquisition costs and a benefit from the inclusion of additional product delivery costs that were capitalized into inventory, which were offset by a shift in sales mix toward lower margin, seasonally related product and higher shrink expense.

Operating, selling, general and administrative expenses for the twenty-four weeks ended February 10, 2007, was $912.6 million, or 33.9% of net sales, compared with $888.1 million, or 34.3% of net sales, during the comparable prior year period. A substantial portion of the favorable variance in operating expenses reflects a $2.8 million hurricane related charge taken in last year’s first quarter, our store reset efforts initiated in last year’s first quarter, and an ongoing focus to reduce expenditures throughout the organization.

Interest expense, net for the twenty-four weeks ended February 10, 2007, was $53.9 million compared with $48.1 million during the comparable prior year period. This increase was primarily due to higher average borrowing levels and higher rates over the comparable prior year period and the recognition of interest expense on capital lease obligations. Average borrowings for the twenty-four weeks ended February 10, 2007, were $1.944 billion, compared with $1.922 billion for the comparable prior year period. Weighted average borrowing rates were 5.7% at February 10, 2007, and 5.5% at February 11, 2006.

Our effective income tax rate was 36.6% of pretax income for the twenty-four weeks ended February 10, 2007, and 37.0% for the comparable prior year period. The actual annual rate for fiscal 2007 will depend on a number of factors, including the amount and source of operating income and the timing and nature of discrete income tax events.

Net income for the twenty-four week period ended February 10, 2007, increased by $15.5 million to $226.9 million, and diluted earnings per share increased by 16.0% to $3.17 from $2.73 in the comparable prior year period. The impact on current year diluted earnings per share from the stock repurchases since the end of the comparable prior year period was an increase of $0.20.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts and accessories. For the twenty-four weeks ended February 10, 2007 our net cash flows from operating activities provided $280.5 million as compared with $199.1 million during the comparable prior year period. The increase is primarily due to improvements in accounts payable. Overall cash flows from operating activities continue to benefit from our inventory purchases being largely financed by our vendors, as evidenced by an 87% accounts payable to inventory ratio and the use of pay-on-scan (“POS”) arrangements with certain vendors. Under POS arrangements, we do not purchase merchandise supplied by a vendor until just before that merchandise is ultimately sold to our customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to our customer. Since we do not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on our balance sheet. Upon the sale of the merchandise to our customer, we recognize the liability for the goods and pay the vendor in accordance with the agreed upon terms. Although we do not hold title to the goods, we control pricing and have credit collection risk and therefore, gross revenues under POS arrangements are included in net sales in the income statement. We have financed the repurchase of existing merchandise inventory by certain vendors in order to convert such vendors to POS arrangements. These receivables, reflected in accounts receivable, have remaining durations up to 7 months and approximated $2.5 million at February 10, 2007, and $11.6 million at August 26, 2006. Merchandise under POS arrangements was $50.5 million at February 10, 2007, and $92.1 million at August 26, 2006.

Our net cash flows from investing activities for the twenty-four weeks ended February 10, 2007, used $118.4 million as compared with $135.5 million used in the comparable prior year period. Capital expenditures for the twenty-four weeks ended February 10, 2007, were $102.3 million compared to $115.9 million for the comparable prior year period. During this twenty-four week period, we opened 76 domestic stores, including two stores that were closed as a result of hurricane damage in the prior year, and 8 in Mexico. In the comparable prior year period, we opened 81 new stores, including 7 new stores in Mexico. We expect to invest in our business consistent with historical rates during fiscal 2007, primarily related to our new store development program and enhancements to existing stores and other infrastructure. Investing cash flows were also impacted by our wholly-owned insurance captive, which purchased $59.5 million in marketable securities and sold $43.2 million in short-term investments during the twenty-four week period ended February 10, 2007. During the comparable prior year period, we purchased $125.5 million in marketable securities and sold $104.9 million in short- term investments.

Our net cash flows from financing activities for the twenty-four weeks ended February 10, 2007, used $167.6 million compared to $57.1 million used in the comparable prior year period. Net proceeds from commercial paper borrowings were $2.7 million versus $81.2 million in net repayments from commercial paper in the comparable prior year period. Stock repurchases were $219.7 million in the current period as compared with $9.8 million in the comparable prior year period. For the twenty-four weeks ended February 10, 2007, proceeds from the sale of common stock and exercises of stock options provided $59.6 million, including $12.2 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $33.6 million, including $6.4 million in related tax benefits.

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

Credit Ratings

At February 10, 2007, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB+ and a commercial paper rating of A-2. Moody’s Investors Service had assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. As of February 10, 2007, Moody’s and Standard & Poor’s had AutoZone listed as having a “stable” outlook. If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense will increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.

Debt Facilities

We maintain $1.0 billion of revolving credit facilities with a group of banks to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. These facilities expire in May 2010, may be increased to $1.3 billion at AutoZone’s election, allow up to $200 million in letters of credit, and allow up to $100 million in capital leases. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, the Company had $818.9 million in available capacity under these facilities at February 10, 2007. The rate of interest payable under the credit facilities is a function of Bank of America’s base rate or a Eurodollar rate (each as defined in the facility agreements), or a combination thereof.

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

Our borrowings under our Senior Notes arrangements contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a provision where repayment obligations may be accelerated if AutoZone experiences a change in control (as defined in the agreements) of AutoZone or its Board of Directors. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of February 10, 2007, we were in compliance with all covenants and expect to remain in compliance with all covenants.

Stock Repurchases

As of February 10, 2007, the Board of Directors had authorized the Company to repurchase up to $4.9 billion of the Company’s common stock in the open market.  From January 1, 1998 to February 10, 2007 the Company has repurchased a total of 95.1 million shares at an aggregate cost of $4.899 billion; including 1,863,365 shares of its common stock at an aggregate cost of $219.7 million during the twenty-four week period ended February 10, 2007. Considering cumulative repurchases as of February 10, 2007, the Company has $0.5 million remaining under this authorization to repurchase its common stock in the open market. On February 26, 2007 the Board of Directors raised the repurchase authorization limit from $4.9 billion to $5.4 billion.

Off-Balance Sheet Arrangements

In conjunction with our commercial sales program, we offer credit to some of our commercial customers. Certain of the receivables related to the credit program are sold to a third party at a discount for cash with limited recourse. We have established a reserve for this recourse. At February 10, 2007, the receivables facility had an outstanding balance of $56.0 million and the balance of the recourse reserve was approximately $1.6 million.

Since fiscal year end, we have issued new, cancelled and modified existing stand-by letters of credit that are primarily renewed on an annual basis to cover premium and deductible payments to our workers’ compensation carrier. Our total standby letters of credit commitment at February 10, 2007 was $129.2 million compared with $131.6 million at August 26, 2006, and our total surety bonds commitment at February 10, 2007, was $11.2 million compared with $12.8 million at August 26, 2006.

We have entered into pay-on-scan (“POS”) arrangements with certain vendors, whereby we will not purchase merchandise supplied by a vendor until just before that merchandise is ultimately sold to our customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to our customers. Since we do not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on our balance sheet. Upon the sale of the merchandise to our customers, we recognize the liability for the goods and pay the vendor in accordance with the agreed-upon terms. Although we do not hold title to the goods, we control pricing and credit collection risk and therefore, gross revenues under POS arrangements are included in net sales in the income statement. Sales of merchandise under POS approximated $45.0 million and $110.2 million for the twelve and twenty-four weeks ended February 10, 2007, and $94.2 million and $217.4 million for the twelve and twenty-four weeks ended February 11, 2006. Merchandise under POS arrangements was $50.5 million at February 10, 2007, and $92.1 million at August 26, 2006.

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

At February 10, 2007, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our 2006 Annual Report to Shareholders, which is incorporated by reference in our Annual Report on Form 10-K, was the $2.7 million increase in commercial paper, the purchase of $59.5 million in marketable securities, partially off-set by the sale of $43.2 million in short-term investments, to support the self-insurance reserves in our wholly-owned insurance captive subsidiary, and the execution of two forward-starting fuel swaps to economically hedge a portion of our diesel fuel and unleaded fuel exposure. Mark-to market losses of $0.2 million are recorded in operating, selling, general and administrative expenses and a portion are then reclassed based on diesel gallons used to cost of sales as a component of distribution costs.

The fair value of our debt was estimated at $1.833 billion as of February 10, 2007, and $1.825 billion as of August 26, 2006, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same remaining maturities. Such fair value is less than the carrying value of debt by $21.5 million at February 10, 2007, and by $32.3 million at August 26, 2006. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had $164.3 million of variable rate debt outstanding at February 10, 2007, and $167.2 million of variable rate debt outstanding at August 26, 2006. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $1.6 million in fiscal 2007 and fiscal 2006, which includes the effects of interest rate swaps. The primary interest rate exposure on variable rate debt is based on LIBOR. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had outstanding fixed rate debt of $1.690 billion at February 10, 2007, and August 26, 2006. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $64.9 million at February 10, 2007 and $68.3 million at August 26, 2006.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 10, 2007. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 10, 2007. During or subsequent to the quarter ended February 10, 2007 there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

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

Item 2.	Changes in Securities and Use of Proceeds.

Shares of common stock repurchased by the Company during the quarter ended February 10, 2007, were as follows:

Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
November 19, 2006 to December 16, 2006	-	$-	94,038,309	$129,401,552
December 17, 2006 to January 13, 2007	406,715	120.48	94,445,024	80,401,517
January 14, 2007 to February 10, 2007	640,450	124.74	95,085,474	510,655
Total	1,047,165	$123.09	95,085,474	$510,655

All of the above repurchases were part of publicly announced plans that were authorized by the Company’s Board of Directors for a maximum of $4.9 billion in common shares as of February 10, 2007. The program was initially announced in January 1998, and subsequent to quarter-end was amended on February 26, 2007, to increase the repurchase authorization to $5.4 billion from $4.9 billion. The program does not have an expiration date.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Stockholders was held on December 13, 2006.

(b)	The following directors were elected at the Annual Meeting on December 13, 2006:

Charles M. Elson Sue E. Gove Earl G. Graves, Jr. N. Gerry House J.R. Hyde, III W. Andrew McKenna George R. Mrkonic, Jr. William C. Rhodes, III Theodore W. Ullyot

(c) 1. All nominees for director were elected pursuant to the following vote:

Nominee	Votes For	Votes Withheld
Charles M. Elson	65,228,430	423,242
Sue E. Gove	65,268,458	383,214
Earl G. Graves, Jr.	65,249,133	402,539
N. Gerry House	58,733,633	6,918,039
J.R. Hyde, III	65,076,393	575,279
W. Andrew McKenna	63,182,349	2,469,323
George R. Mrkonic, Jr.	65,167,359	484,313
William C. Rhodes, III	65,265,623	386,049
Theodore W. Ullyot	65,237,864	413,808

2.	The AutoZone, Inc. 2006 Stock Option Plan was approved pursuant to the following vote:

For:	53,359,532
Against:	6,495,793
Abstain:	314,172

3.	The AutoZone, Inc. Fourth Amended and Restated Executive Stock Purchase Plan was approved pursuant to the following vote:

For:	58,681,040
Against:	1,169,219
Abstain:	319,238

4.	Ernst & Young LLP was ratified as the Company’s independent registered public accounting firm pursuant to the following vote:

For:	65,096,148
Against:	254,279
Abstain:	301,245

(d)	Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Third Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

10.1	AutoZone, Inc. 2006 Stock Option Plan incorporated by reference to Appendix A to the definitive proxy statement dated October 25, 2006, for the annual meeting of stockholders held December 13, 2006.

10.2	Form of Stock Option Agreement.

10.3
AutoZone, Inc. Fourth Amended and Restated Executive Stock Purchase Plan incorporated by reference to Appendix B to the definitive proxy statement dated October 25, 2006, for the annual meeting of stockholders held December 13, 2006.

10.4	Agreement dated January 19, 2007, between AutoZone, Inc. and Bradley W. Bacon incorporated by reference to Exhibit 99.1 to the Form 8-K dated January 19, 2007.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOZONE, INC.

By: /s/ WILLIAM T. GILES
William T. Giles
Chief Financial Officer, Executive Vice
President Information Technology and
Store Development
(Principal Financial Officer)

By: /s/ CHARLIE PLEAS, III
Charlie Pleas, III
Vice President, Controller
(Principal Accounting Officer)
Dated: March 8, 2007

EXHIBIT INDEX

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Third Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

10.1	AutoZone, Inc. 2006 Stock Option Plan incorporated by reference to Appendix A to the definitive proxy statement dated October 25, 2006, for the annual meeting of stockholders held December 13, 2006.

10.2	Form of Stock Option Agreement.

10.3
AutoZone, Inc. Fourth Amended and Restated Executive Stock Purchase Plan incorporated by reference to Appendix B to the definitive proxy statement dated October 25, 2006, for the annual meeting of stockholders held December 13, 2006.

10.4	Agreement dated January 19, 2007, between AutoZone, Inc. and Bradley W. Bacon incorporated by reference to Exhibit 99.1 to the Form 8-K dated January 19, 2007.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.