Form 10-Q
period 2007-05-05
AUTOZONE INC
filed 2007-06-08
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 5, 2007, or

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

Common Stock, $.01 Par Value - 67,287,665 shares outstanding as of June 1, 2007.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS	3
CONDENSED CONSOLIDATED STATEMENTS OF INCOME	4
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
Item 4. Controls and Procedures	15
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Changes in Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 5. Other Information	15
Item 6. Exhibits	16
SIGNATURES	16
EXHIBIT INDEX	17
EX.10.1 OFFER LETTER
EX.12.1 RATIO OF EARNINGS TO FIXED CHARGES
EX.15.1 LETTER FROM ERNST & YOUNG LLP
EX.31.1 SECTION 302 CERTIFICATION OF PEO
EX.31.2 SECTION 302 CERTIFICATION OF PFO
EX.32.1 SECTION 906 CERTIFICATION OF PEO
EX.32.2 SECTION 906 CERTIFICATION OF PFO

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	May 5, 2007	August 26, 2006
ASSETS
Current assets
Cash and cash equivalents	$82,573	$91,558
Accounts receivable	52,742	80,363
Merchandise inventories	1,979,238	1,846,650
Other current assets	116,228	100,356
Total current assets	2,230,781	2,118,927

Property and equipment
Property and equipment	3,311,123	3,183,808
Less: Accumulated depreciation and amortization	1,176,851	1,132,500
	2,134,272	2,051,308
Other assets
Goodwill, net of accumulated amortization	302,645	302,645
Deferred income taxes	27,345	20,643
Other long-term assets	27,455	32,783
	357,445	356,071
	$4,722,498	$4,526,306

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,686,814	$1,699,667
Other current liabilities	292,680	280,419
Income taxes payable	127,692	24,378
Deferred income taxes	52,964	50,104
Total current liabilities	2,160,150	2,054,568

Long-term debt	1,938,942	1,857,157
Other long-term liabilities	164,050	145,053
Stockholders’ equity	459,356	469,528
	$4,722,498	$4,526,306

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Twelve Weeks Ended		Thirty-six Weeks Ended
	May 5, 2007	May 6, 2006	May 5, 2007	May 6, 2006

Net sales	$1,473,671	$1,417,433	$4,167,097	$4,009,325
Cost of sales, including warehouse and delivery expenses	738,272	713,392	2,107,190	2,033,566
Operating, selling, general and administrative expenses	470,422	450,872	1,383,011	1,338,952
Operating profit	264,977	253,169	676,896	636,807
Interest expense, net	27,115	24,921	81,025	72,994
Income before income taxes	237,862	228,248	595,871	563,813
Income taxes	86,271	83,820	217,374	207,990

Net income	$151,591	$144,428	$378,497	$355,823

Weighted average shares for basic earnings per share	69,142	75,909	70,233	76,427
Effect of dilutive stock equivalents	759	674	747	643

Adjusted weighted average shares for diluted earnings per share	69,901	76,583	70,980	77,070

Basic earnings per share	$2.19	$1.90	$5.39	$4.66
Diluted earnings per share	$2.17	$1.89	$5.33	$4.62

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirty-six Weeks Ended
	May 5, 2007	May 6, 2006
Cash flows from operating activities
Net income	$378,497	$355,823
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	108,606	94,600
Amortization of debt origination fees	1,204	1,047
Income tax benefit from exercise of options	(14,491)	(9,365)
Deferred income taxes	(2,562)	(8,689)
Share-based compensation expense	12,994	12,145
Changes in operating assets and liabilities
Accounts receivable	27,621	15,663
Merchandise inventories	(132,588)	(88,827)
Accounts payable and accrued expenses	(592)	(95,732)
Income taxes payable	117,805	155,094
Other, net	(12,342)	4,532
Net cash provided by operating activities	484,152	436,291

Cash flows from investing activities
Capital expenditures	(157,760)	(182,168)
Purchase of marketable securities	(88,838)	(138,157)
Proceeds from sale of short-term investments	76,909	121,367
Disposal of capital assets and other, net	2,100	2,456
Net cash used in investing activities	(167,589)	(196,502)

Cash flows from financing activities
Net proceeds from commercial paper	87,100	115,300
Repayment of Senior Notes	--	(150,000)
Net proceeds from sale of common stock	51,569	35,250
Purchase of treasury stock	(464,464)	(238,111)
Income tax benefit from exercised options	14,491	9,365
Other, net	(14,244)	(2,435)
Net cash used in financing activities	(325,548)	(230,631)
Net (decrease) increase in cash and cash equivalents	(8,985)	9,158
Cash and cash equivalents at beginning of period	91,558	74,810
Cash and cash equivalents at end of period	$82,573	$83,968

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A- Basis of Presentation

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

Operating results for the twelve and thirty-six weeks ended May 5, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2007. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. Each of the fourth quarters of fiscal 2006 and 2007 has 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring in the summer months of June through August and the lowest sales generally occurring in the winter months of December through February.

Note B- Accounting for Cores

A portion of the Company’s transactions include the sale of auto parts that contain a core component. The core component represents the recyclable portion of the auto part. Customers are not charged for the core component of the new part if a used core is returned at the point of sale of the new part; otherwise the Company charges customers a specified amount for the core component representing a deposit. The Company refunds that same amount upon the customer returning a used core to the store at a later date. The used core must be from the same application part that may or may not have been purchased from the Company. Generally, less than 5% of core transactions do not involve the return of a used core. The used cores are returned to vendors to settle a current payable or to settle an obligation to return a given number of cores to vendors when the Company is not billed for the core component of the inventory acquisition cost.

The Company does not recognize sales or cost of sales for the core component of these transactions when a used part is returned or expected to be returned from the customer. The Company believes that its current accounting treatment is appropriate, but recognizes that diversity of practice exists in accounting for these transactions among aftermarket auto parts retailers and manufacturers. Recently an aftermarket auto parts retailer restated its financial results to reflect within net sales the core charge even if customers did not pay for it at point of sale or if it was subsequently refunded to customers due to the return of a used core. This restatement increased the retailer’s net sales and cost of sales by the amount of core returns. If the Company were to apply this accounting treatment, it would increase net sales and cost of sales by the amount of the core returns with no impact to gross profit dollars. In response to this recent restatement and other developments, the Company is in the process of evaluating its policy on accounting for cores and expects to complete this evaluation prior to filing its Form 10-K for its fiscal year ended August 25, 2007.

The following summarizes the amount of core charges not required to be paid by a customer at point of sale or subsequently refunded to customers due to the return of a used core that were excluded from net sales and cost of sales during the following periods:

Core
(in millions)	Returns
Twelve Weeks Ended May 5, 2007	$70.1
Thirty-six Weeks Ended May 5, 2007	214.5

Twelve Weeks Ended May 6, 2006	74.4
Thirty-six Weeks Ended May 6, 2006	223.3

Year Ended August 26, 2006	327.1

Note C- Share-Based Payments

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

Total share-based expense (a component of operating, selling, general and administrative expenses) was $4.2 million for the twelve week period ended May 5, 2007 and was $4.2 million for the comparable prior year period. Share-based expense was $13.0 million for the thirty-six week period ending May 5, 2007 and was $12.1 million for the comparable prior year period.

AutoZone grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the fair market value of the stock on the dates the options are granted. Options have a term of 10 years or 10 years and one day from grant date. Director options generally vest three years from the grant date, but upon retirement all unvested options immediately vest. Employee options generally vest in equal annual installments on the first, second, third and fourth anniversaries of the grant date. Employees generally have 30 days after the employment relationship ends, or one year after death, to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average key assumptions used in determining the fair value of options granted in the thirty-six week period ended May 5, 2007 are as follows:

Expected price volatility	26.0%
Risk-free interest rate	4.6%
Weighted average expected lives in years	3.9
Forfeiture rate	10.0%
Dividend yield	0.0%

 The Company generally issues new shares when options are exercised. A summary of stock option activity since our most recent fiscal year end is as follows:

	Options	Weighted Average Exercise Price
Outstanding August 26, 2006	3,355,542	$70.73
Granted	695,298	104.64
Exercised	(809,198)	67.34
Canceled	(126,224)	82.26
Outstanding May 5, 2007	3,115,418	$78.71

At May 5, 2007 the total compensation cost related to non-vested awards not yet recognized was $22.9 million with a weighted average expense recognition period of 1.4 years.

On December 13, 2006, stockholders approved the AutoZone, Inc. 2006 Stock Option Plan and the AutoZone, Inc. Fourth Amended and Restated Executive Stock Purchase Plan. There have been no other modifications to the Company’s share-based compensation plans during the thirty-six week period ended May 5, 2007.

Note D- Inventories

Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. Included in inventory are related purchasing, storage, delivery and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s inventory balances are effectively maintained under the first-in first-out method, as the Company’s policy is not to write up inventory in excess of replacement cost, resulting in cost of sales being reflected at the higher amount. The cumulative balance of this unrecorded adjustment, which would be reduced upon experiencing price inflation on our merchandise purchases, was $225.2 million at May 5, 2007, and $198.3 million at August 26, 2006.

AutoZone has entered into pay-on-scan (“POS”) arrangements with certain vendors, whereby AutoZone will not purchase merchandise supplied by a vendor until just before that merchandise is ultimately sold to AutoZone’s customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to AutoZone’s customers. Since the Company does not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on the Company’s balance sheet. Upon the sale of the merchandise to AutoZone’s customers, AutoZone recognizes the liability for the goods and pays the vendor in accordance with the agreed-upon terms. Although AutoZone does not hold title to the goods, AutoZone controls pricing and has credit collection risk and therefore, gross revenues under POS arrangements are included in net sales in the income statement. AutoZone has financed the repurchase of existing merchandise inventory by certain vendors in order to convert such vendors to POS arrangements. These receivables, reflected in accounts receivable, have remaining durations up to 4 months and approximated $2.0 million at May 5, 2007, and $11.6 million at August 26, 2006. Merchandise under POS arrangements was $31.3 million at May 5, 2007, and $92.1 million at August 26, 2006.

Note E- Pension Plans

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

The components of net periodic benefit (income) cost related to our pension plans for all periods presented are as follows:

	Twelve Weeks Ended		Thirty-six Weeks Ended
(in thousands)	May 5, 2007	May 6, 2006	May 5, 2007	May 6, 2006

Interest cost	$2,214	$2,121	$6,642	$6,363
Expected return on plan assets	(2,387)	(1,978)	(7,161)	(5,934)
Amortization of prior service cost	(12)	(145)	(36)	(435)
Amortization of net loss	173	1,303	519	3,909
Net periodic benefit (income) cost	$(12)	$1,301	$(36)	$3,903

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. During the thirty-six week period ended May 5, 2007, the Company made $7.5 million in contributions to the plan and expects to fund another $0.6 million to $4.1 million during the remainder of this fiscal year.

Note F- Long-Term Debt

The Company’s long-term debt consisted of the following:

(in thousands)	May 5, 2007	August 26, 2006

Bank Term Loan due December 2009, effective interest rate of 4.55%	$300,000	$300,000
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	300,000	300,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
4.75% Senior Notes due November 2010, effective interest rate of 4.17%	200,000	200,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.95% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
6.5% Senior Notes due July 2008	190,000	190,000
Commercial paper, weighted average interest rate of 5.4% at May 5, 2007, and 5.3% at August 26, 2006	209,500	122,400
Other	39,442	44,757
	$1,938,942	$1,857,157

Note G- Leases

The Company has a fleet of vehicles used for delivery to our commercial customers, travel for members of field management, and field support roles. The majority of these vehicles are leased under arrangements that have historically been accounted for as operating leases. On September 1, 2006, the Company modified its leasing arrangements with one of its leasing vendors. As a result of these modifications, many of the vehicles are now accounted for as capital leases. At May 5, 2007, the Company had capital lease assets of $29.2 million, net of accumulated depreciation of $6.7 million, and capital lease obligations of $28.6 million. The $10.7 million current portion of these obligations was recorded as a component of other current liabilities and the $17.9 million long-term portion was recorded as a component of other long-term liabilities in the condensed consolidated balance sheets.

Note H- Stock Repurchase Program

On February 26, 2007, the Board of Directors increased the Company’s cumulative share repurchase authorization limit from $4.9 billion to $5.4 billion. From January 1, 1998 to May 5, 2007, the Company has repurchased a total of 97.0 million shares at an aggregate cost of $5.144 billion; including 3,771,184 shares of its common stock at an aggregate cost of $464.5 million during the thirty-six week period ended May 5, 2007. Considering cumulative repurchases as of May 5, 2007, the Company has $255.7 million remaining under this authorization to repurchase its common stock. On June 6, 2007, the Board of Directors raised the repurchase authorization limit from $5.4 billion to $5.9 billion.

Note I- Comprehensive Income

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

	Twelve Weeks Ended		Thirty-six Weeks Ended
(in thousands)	May 5, 2007	May 6, 2006	May 5, 2007	May 6, 2006

Net income, as reported	$151,591	$144,428	$378,497	$355,823
Foreign currency translation adjustment	(359)	(5,446)	(631)	(1,487)
Net impact from derivative instruments	(1,447)	1,647	(2,731)	4,819
Unrealized gains (losses) from marketable securities	69	(116)	102	(253)
Comprehensive income	$149,854	$140,513	$375,237	$358,902

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of May 5, 2007, the related condensed consolidated statements of income for the twelve and thirty-six week periods ended May 5, 2007 and May 6, 2006 and the condensed consolidated statements of cash flows for the thirty-six week periods ended May 5, 2007 and May 6, 2006. These financial statements are the responsibility of the Company’s management.

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
June 5, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the leading retailer and a leading distributor of automotive replacement parts and accessories in the United States. As of May 5, 2007, we operated 3,991 stores including 110 stores in Mexico, compared with 3,791 stores including 92 stores in Mexico at May 6, 2006. Excluded from the store counts are 1 store at May 5, 2007, and 8 stores at May 6, 2006, that were closed as a result of hurricanes. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. Many of our stores also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers and service stations. We also sell the ALLDATA brand diagnostic and repair software. On the web, we sell diagnostic and repair information and auto and light truck parts through www.autozone.com. We do not derive revenue from automotive repair or installation.

Operating results for the twelve and thirty-six weeks ended May 5, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2007. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. Each of the fourth quarters of fiscal 2006 and 2007 has 16 weeks. Additionally, our business is somewhat seasonal in nature, with the highest sales generally occurring in the summer months of June through August and the lowest sales generally occurring in the winter months of December through February.

Twelve Weeks Ended May 5, 2007,
Compared with Twelve Weeks Ended May 6, 2006

Net sales for the twelve weeks ended May 5, 2007, increased $56.2 million to $1.474 billion, or 4.0% over net sales of $1.417 billion for the comparable prior year period. This increase in sales was primarily driven by sales from new stores, as domestic comparable store sales (sales for domestic stores opened at least one year) increased 0.4%. Domestic DIY sales increased 3.8%, domestic commercial sales decreased 0.4%, and combined sales from our ALLDATA and Mexico operations increased 20.2%.

Gross profit for the twelve weeks ended May 5, 2007, was $735.4 million, or 49.9% of net sales, compared with $704.0 million, or 49.7% of net sales, during the comparable prior year period. Gross profit as a percentage of sales was favorable primarily due to our ongoing category management initiatives and a focus on driving supply chain efficiencies.

Operating, selling, general and administrative expenses for the twelve weeks ended May 5, 2007, was $470.4 million, or 31.9% of net sales, compared with $450.9 million, or 31.8% of net sales, during the comparable prior year period. The increase in operating expenses, as a percentage of sales, reflected higher occupancy costs versus last year.

Interest expense, net for the twelve weeks ended May 5, 2007, was $27.1 million compared with $24.9 million during the comparable prior year period. This increase was primarily due to higher average borrowing levels, higher rates over the comparable prior year period and the recognition of interest expense on capital lease obligations. Average borrowings for the twelve weeks ended May 5, 2007, were $1.944 billion, compared with $1.904 billion for the comparable prior year period. Weighted average borrowing rates were 5.7% at May 5, 2007, and 5.4% at May 6, 2006.

Our effective income tax rate was 36.3% of pretax income for the twelve weeks ended May 5, 2007, and 36.7% for the comparable prior year period. The actual annual rate for fiscal 2007 will depend on a number of factors, including the amount and source of operating income and the timing and nature of discrete income tax events.

Net income for the twelve week period ended May 5, 2007, increased by $7.2 million to $151.6 million, and diluted earnings per share increased by 15.0% to $2.17 from $1.89 in the comparable prior year period. The impact on current quarter diluted earnings per share from the stock repurchases since the end of the comparable prior year period was an increase of $0.11.

Thirty-six Weeks Ended May 5, 2007,
Compared with Thirty-six Weeks Ended May 6, 2006

Net sales for the thirty-six weeks ended May 5, 2007, increased $157.8 million to $4.167 billion, or 3.9% over net sales of $4.009 billion for the comparable prior year period. This increase in sales was primarily driven by sales from new stores, as domestic comparable store sales (sales for domestic stores opened at least one year) increased 0.2%. Domestic DIY sales increased 3.8%, domestic commercial sales decreased 0.9%, and combined sales from our ALLDATA and Mexico operations increased 21.1%.

Gross profit for the thirty-six weeks ended May 5, 2007, was $2.060 billion, or 49.4% of net sales, compared with $1.976 billion, or 49.3% of net sales, during the comparable prior year period. Gross profit as a percentage of sales was favorable primarily due to our ongoing category management initiatives and a focus on driving supply chain efficiencies.

Operating, selling, general and administrative expenses for the thirty-six weeks ended May 5, 2007, was $1.383 million, or 33.2% of net sales, compared with $1.339 million, or 33.4% of net sales, during the comparable prior year period. The primary driver of the favorability in operating expenses over prior year were hurricane related costs incurred in last year’s first quarter, our prior year store reset efforts, and an ongoing focus to reduce expenditures throughout the organization. These efforts were partially off-set by higher occupancy costs.

Interest expense, net for the thirty-six weeks ended May 5, 2007, was $81.0 million compared with $73.0 million during the comparable prior year period. This increase was primarily due to higher average borrowing levels and higher rates over the comparable prior year period and the recognition of interest expense on capital lease obligations. Average borrowings for the thirty-six weeks ended May 5, 2007, were $1.944 billion, compared with $1.916 billion for the comparable prior year period. Weighted average borrowing rates were 5.7% at May 5, 2007, and 5.4% at May 6, 2006.

Our effective income tax rate was 36.5% of pretax income for the thirty-six weeks ended May 5, 2007, and 36.9% for the comparable prior year period. The actual annual rate for fiscal 2007 will depend on a number of factors, including the amount and source of operating income and the timing and nature of discrete income tax events.

Net income for the thirty-six week period ended May 5, 2007, increased by $22.7 million to $378.5 million, and diluted earnings per share increased by 15.5% to $5.33 from $4.62 in the comparable prior year period. The impact on current year diluted earnings per share from the stock repurchases since the end of the comparable prior year period was an increase of $0.19.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts and accessories. For the thirty-six weeks ended May 5, 2007, our net cash flows from operating activities provided $484.2 million as compared with $436.3 million during the comparable prior year period. The increase is primarily due to improvements in accounts payable. Overall cash flows from operating activities continue to benefit from our inventory purchases being largely financed by our vendors, as evidenced by an 85% accounts payable to inventory ratio.

Our net cash flows from investing activities for the thirty-six weeks ended May 5, 2007, used $167.6 million as compared with $196.5 million used in the comparable prior year period. Capital expenditures for the thirty-six weeks ended May 5, 2007, were $157.8 million compared to $182.2 million for the comparable prior year period. During this thirty-six week period, we opened 120 stores, including 10 new stores in Mexico and three stores that were previously closed as a result of hurricane damage. In the comparable prior year period, we opened 127 new stores, including 11 new stores in Mexico. We expect to invest in our business consistent with historical rates during fiscal 2007, primarily related to our new store development program and enhancements to existing stores and other infrastructure. Investing cash flows were also impacted by our wholly-owned insurance captive, which purchased $88.8 million in marketable securities and sold $76.9 million in short-term investments during the thirty-six week period ended May 5, 2007. During the comparable prior year period, this captive purchased $138.2 million in marketable securities and sold $121.4 million in short-term investments.

Our net cash flows from financing activities for the thirty-six weeks ended May 5, 2007, used $325.5 million compared to $230.6 million provided in the comparable prior year period. Net proceeds from commercial paper borrowings were $87.1 million versus $115.3 million in the comparable prior year period. Stock repurchases were $464.5 million in the current period as compared with $238.1 million in the comparable prior year period. For the thirty-six weeks ended May 5, 2007, proceeds from the sale of common stock and exercises of stock options provided $66.1 million, including $14.5 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $44.6 million, including $9.4 million in related tax benefits.

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

Credit Ratings

At May 5, 2007, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB+ and a commercial paper rating of A-2. Moody’s Investors Service had assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. As of May 5, 2007, Moody’s and Standard & Poor’s had AutoZone listed as having a “stable” outlook. If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense could increase, as we could then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.

Debt Facilities

We maintain $1.0 billion of revolving credit facilities with a group of banks to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. These facilities expire in May 2010, may be increased to $1.3 billion at AutoZone’s election, allow up to $200 million in letters of credit, and allow up to $100 million in capital leases. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, the Company had $672.3 million in available capacity under these facilities at May 5, 2007. The rate of interest payable under the credit facilities is a function of Bank of America’s base rate or a Eurodollar rate (each as defined in the facility agreements), or a combination thereof.

Our borrowings under our Senior Notes arrangements contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a provision where repayment obligations may be accelerated if AutoZone experiences a change in control (as defined in the agreements) of AutoZone or its Board of Directors. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of May 5, 2007, we were in compliance with all covenants and expect to remain in compliance with all covenants.

Stock Repurchases

On February 26, 2007, the Board of Directors increased the Company’s cumulative share repurchase authorization limit from $4.9 billion to $5.4 billion. From January 1, 1998 to May 5, 2007 the Company has repurchased a total of 97.0 million shares at an aggregate cost of $5.144 billion; including 3,771,184 shares of its common stock at an aggregate cost of $464.5 million during the thirty-six week period ended May 5, 2007. Considering cumulative repurchases as of May 5, 2007, the Company has $255.7 million remaining under this authorization to repurchase its common stock. On June 6, 2007, the Board of Directors raised the repurchase authorization limit from $5.4 billion to $5.9 billion.

Off-Balance Sheet Arrangements

In conjunction with our commercial sales program, we offer credit to some of our commercial customers. Certain of the receivables related to the credit program are sold to a third party at a discount for cash with limited recourse. We have established a reserve for this recourse. At May 5, 2007, the receivables facility had an outstanding balance of $58.8 million and the balance of the recourse reserve was approximately $1.9 million.

Since fiscal year end, we have cancelled, issued new and modified existing stand-by letters of credit that are primarily renewed on an annual basis to cover premium and deductible payments to our workers’ compensation carrier. Our total standby letters of credit commitment at May 5, 2007 was $118.4 million compared with $131.6 million at August 26, 2006, and our total surety bonds commitment at May 5, 2007, was $11.7 million compared with $12.8 million at August 26, 2006.

We have entered into pay-on-scan (“POS”) arrangements with certain vendors, whereby we will not purchase merchandise supplied by a vendor until just before that merchandise is ultimately sold to our customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to our customers. Since we do not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on our balance sheet. Upon the sale of the merchandise to our customers, we recognize the liability for the goods and pay the vendor in accordance with the agreed-upon terms. Although we do not hold title to the goods, we control pricing and credit collection risk and therefore, gross revenues under POS arrangements are included in net sales in the income statement. Sales of merchandise under POS approximated $31.5 million and $141.7 million for the twelve and thirty-six weeks ended May 5, 2007, and $86.0 million and $303.4 million for the twelve and thirty-six weeks ended May 6, 2006. Merchandise under POS arrangements was $31.3 million at May 5, 2007, and $92.1 million at August 26, 2006.

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

At May 5, 2007, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our 2006 Annual Report to Shareholders, which is incorporated by reference in our Annual Report on Form
10-K, was the $87.1 million net increase in commercial paper, the purchase of $88.8 million in marketable securities, partially off-set by the sale of $76.9 million in short-term investments, to support the self-insurance reserves in our wholly-owned insurance captive, and the execution of two forward-starting fuel swaps for a portion of our diesel fuel and unleaded fuel exposure. Mark-to-market gains of $0.5 million are recorded in operating, selling, general and administrative expenses and the portion related to diesel usage is then reclassed based on gallons used to cost of sales as a component of distribution costs.

The fair value of our debt was estimated at $1.941 billion as of May 5, 2007, and $1.825 billion as of August 26, 2006, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same remaining maturities. Such fair value is greater than the carrying value of debt by $2.0 million at May 5, 2007, and less than the carrying value of debt by $32.3 million at August 26, 2006. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had $248.9 million of variable rate debt outstanding at May 5, 2007, and $167.2 million of variable rate debt outstanding at August 26, 2006. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $2.5 million in fiscal 2007 and $1.7 million in fiscal 2006, which includes the effects of interest rate swaps. The primary interest rate exposure on variable rate debt is based on LIBOR. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had outstanding fixed rate debt of $1.690 billion at May 5, 2007, and August 26, 2006. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $63.6 million at May 5, 2007 and $68.3 million at August 26, 2006.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 5, 2007. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 5, 2007. During or subsequent to the quarter ended May 5, 2007 there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in our 2006 Annual Report to Shareholders for AutoZone, Inc., which is incorporated by reference in our Annual Report on Form 10-K for the year ended August 26, 2006.

Item 1A.	Risk Factors.

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 26, 2006.

Item 2.	Changes in Securities and Use of Proceeds.

Shares of common stock repurchased by the Company during the quarter ended May 5, 2007, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
February 11, 2007 to March 10, 2007	199,800	$ 124.98	95,285,274	$ 475,539,159
March 11, 2007 to April 7, 2007	1,269,919	128.12	96,555,193	312,837,894
April 8, 2007 to May 5, 2007	438,100	130.41	96,993,293	255,704,345
Total	1,907,819	$ 128.32	96,993,293	$ 255,704,345

All of the above repurchases were part of publicly announced plans that were authorized by the Company’s Board of Directors for the purchase of a maximum of $5.4 billion in common shares as of May 5, 2007. The program was initially announced in January 1998, and subsequent to quarter-end was amended on June 6, 2007, to increase the repurchase authorization to $5.9 billion from $5.4 billion. The program does not have an expiration date.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Third Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

10.1	Offer letter dated March 19, 2007, to Larry Roesel.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Charlie Pleas, III Senior Vice President, Controller (Principal Accounting Officer)

Dated: June 8, 2007

EXHIBIT INDEX

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Third Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 8-K dated October 1, 2002.

10.1	Offer letter dated March 19, 2007, to Larry Roesel.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.