Form 10-K
period 2007-08-25
AUTOZONE INC
filed 2007-10-22
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 25, 2007, or

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,723,547,564.

The number of shares of Common Stock outstanding as of October 15, 2007, was 64,914,833

Documents Incorporated By Reference

Portions of the definitive Proxy Statement to be filed within 120 days of August 25, 2007, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held December 12, 2007, are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I	4
Item 1. Business	4
Introduction	5
Marketing and Merchandising Strategy	5
Commercial	6
Store Operations	6
Store Development	7
Purchasing and Supply Chain	8
Competition	8
Trademarks and Patents	8
Employees	8
AutoZone Website	9
Executive Officers of the Registrant	9
Item 1A. Risk Factors	10
Item 1B. Unresolved Staff Comments	12
Item 2. Properties	12
Item 3. Legal Proceedings	13
Item 4. Submission of Matters to a Vote of Security Holders	13

PART II	14
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Securities	14
Item 6. Selected Financial Data	16
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	27
Item 8. Financial Statements and Supplementary Data	29
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	57
Item 9A. Controls and Procedures	57
Item 9B. Other Information	57

PART III	58
Item 10. Directors, Executive Officers and Corporate Governance	58
Item 11. Executive Compensation	58
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	58
Item 13. Certain Relationships and Related Transactions, and Director Independence	58
Item 14. Principal Accountant Fees and Services	58

PART IV	59
Item 15. Exhibits, Financial Statement Schedules	59

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation, competition; product demand; the economy; credit markets; the ability to hire and retain qualified employees; consumer debt levels; inflation; weather; raw material costs of our suppliers; energy prices; war and the prospect of war, including terrorist activity; availability of commercial transportation; construction delays; access to available and feasible financing; and changes in laws or regulations. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements, and such events could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section contained in Item 1 under Part I of this Form 10-K for more details.

PART I

Item 1. Business

Introduction

We are the nation’s leading specialty retailer and a leading distributor of automotive replacement parts and accessories, with most of our sales to do-it-yourself (“DIY”) customers. We began operations in 1979 and at August 25, 2007 operated 3,933 stores in the United States and Puerto Rico, and 123 in Mexico. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. In many of our stores we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers and service stations. We also sell the ALLDATA brand automotive diagnostic and repair software. On the web at www.autozone.com, we sell diagnostic and repair information, auto and light truck parts, and accessories. We do not derive revenue from automotive repair or installation services.

At August 25, 2007, our stores were in the following locations:

Alabama	90
Arizona	110
Arkansas	59
California	428
Colorado	55
Connecticut	31
Delaware	10
Florida	173
Georgia	160
Idaho	18
Illinois	192
Indiana	125
Iowa	22
Kansas	37
Kentucky	74
Louisiana	97
Maine	6
Maryland	38
Massachusetts	66
Michigan	133
Minnesota	22
Mississippi	81
Missouri	90
Montana	1
Nebraska	13
Nevada	42
New Hampshire	16
New Jersey	57
New Mexico	54
New York	112
North Carolina	145
North Dakota	2
Ohio	205
Oklahoma	66
Oregon	25
Pennsylvania	101
Puerto Rico	15
Rhode Island	15
South Carolina	68
South Dakota	1
Tennessee	145
Texas	492
Utah	34
Vermont	1
Virginia	81
Washington	44
Washington, DC	6
West Virginia	22
Wisconsin	48
Wyoming	5
Domestic Total	3,933
Mexico	123
TOTAL	4,056

Marketing and Merchandising Strategy

We are dedicated to providing customers with superior service, value and quality automotive parts and products at conveniently located, well-designed stores. Key elements of this strategy are:

Customer Service
Customer service is the most important element in our marketing and merchandising strategy, which is based upon consumer marketing research. We emphasize that our AutoZoners (employees) should always put customers first by providing prompt, courteous service and trustworthy advice. Our electronic parts catalog assists in the selection of parts; and lifetime warranties are offered by us or our vendors on many of the parts we sell. Our wide area network in our stores helps us to expedite credit or debit card and check approval processes, to locate parts at neighboring AutoZone stores, and in some cases, to place special orders directly with our vendors.

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

Merchandising
The following table shows some of the types of products that we sell:

Hard Parts	Maintenance Items	Accessories and Non-Automotive
A/C Compressors	Antifreeze & Windshield Washer Fluid	Air Fresheners
Alternators	Belts & Hoses	Cell Phone Accessories
Batteries & Accessories Brake Drums, Rotors,	Chemicals, including Brake & Power Steering Fluid, Oil & Fuel Additives	Drinks & Snacks Floor Mats
Shoes & Pads	Fuses	Hand Cleaner
Carburetors	Lighting	Neon Lighting
Clutches	Oil & Transmission Fluid	Mirrors
CV Axles	Oil, Air, Fuel & Transmission Filters	Paint & Accessories
Engines	Oxygen Sensors	Performance Products
Fuel Pumps	Protectants & Cleaners	Seat Covers
Mufflers	Refrigerant & Accessories	Steering Wheel Covers
Shock Absorbers & Struts	Sealants & Adhesives	Stereos
Starters	Spark Plugs & Wires	Tools
Water Pumps	Wash & Wax
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

Store Design and Visual Merchandising

We design and build stores for a high visual impact. The typical AutoZone store utilizes colorful exterior and interior signage, exposed beams and ductwork and brightly lighted interiors. Maintenance products, accessories and miscellaneous items are attractively displayed for easy browsing by customers. In-store signage and special displays promote products on floor displays, end caps and on the shelf.

Commercial

Our commercial sales program operates in a highly fragmented market and is one of the leading distributors of automotive parts and other products to local, regional and national repair garages, dealers and service stations in the United States. As a part of the program we offer credit and delivery to our commercial customers. The program operated out of 2,182 stores as of August 25, 2007. Through our hub stores, we offer a greater range of parts and products desired by professional technicians, and this additional inventory is available for our DIY customers as well. We have a national sales team focused on national and regional commercial accounts.

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

Store Personnel and Training

Each store typically employs from 10 to 16 AutoZoners, including a manager and, in some cases, an assistant manager. AutoZoners typically have prior automotive experience. All AutoZoners are encouraged to complete courses resulting in certification by the National Institute for Automotive Service Excellence (“ASE”), which is broadly recognized for training certification in the automotive industry. Although we do on-the-job training, we also provide formal training programs, including an annual national sales meeting, regular store meetings on specific sales and product issues, standardized training manuals and a specialist program that provides training to AutoZoners in several areas of technical expertise from both the Company and from independent certification agencies. Training is supplemented with frequent store visits by management.

Store managers receive financial incentives through performance-based bonuses. In addition, our growth has provided opportunities for the promotion of qualified AutoZoners. We believe these opportunities are important to attract, motivate and retain high quality AutoZoners.

All store support functions are centralized in our store support centers located in Memphis, Tennessee and Mexico. We believe that this centralization enhances consistent execution of our merchandising and marketing strategies at the store level, while reducing expenses and cost of sales.

Store Automation

All of our stores have Z-netTM, our proprietary electronic catalog that enables our AutoZoners to efficiently look up the parts our customers need and provides complete job solutions, advice and information for customer vehicles. Z-netTM provides parts information based on the year, make, model and engine type of a vehicle and also tracks inventory availability at the store, at other nearby stores and through special order. The Z-netTM display screens are placed on the hard parts counter or pods, where both AutoZoners and customers can view the screen. In addition, our wide area network enables the stores to expedite credit or debit card and check approval processes, to access immediately national warranty data, to implement real-time inventory controls and to locate and hold parts at neighboring AutoZone stores.

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

Store Development

The following table reflects store development during the past five fiscal years:

	Fiscal Year
	2007	2006	2005	2004	2003

Beginning Domestic Stores	3,771	3,592	3,420	3,219	3,068
New Stores	163	185	175	202	160
Closed Stores	1	6	3	1	9
Net New Stores	162	179	172	201	151
Relocated Stores	18	18	7	4	6
Ending Domestic Stores	3,933	3,771	3,592	3,420	3,219
Ending Mexico Stores	123	100	81	63	49
Ending Total Stores	4,056	3,871	3,673	3,483	3,268

The domestic stores include stores in the United States and Puerto Rico. The new store count in 2007 reflects 3 stores that were temporarily closed during fiscal 2006 and excluded from the prior year ending store count. We believe that expansion opportunities exist both in markets that we do not currently serve, as well as in markets where we can achieve a larger presence. We attempt to obtain high visibility sites in high traffic locations and undertake substantial research prior to entering new markets. The most important criteria for opening a new store are its projected future profitability and its ability to achieve our required investment hurdle rate. Key factors in selecting new site and market locations include population, demographics, vehicle profile, number and strength of competitors’ stores and the cost of real estate. In reviewing the vehicle profile, we also consider the number of vehicles that are seven years old and older- “our kind of vehicles,” as these are generally no longer under the original manufacturers’ warranties and will require more maintenance and repair than younger vehicles. We generally seek to open new stores within or contiguous to existing market areas and attempt to cluster development in markets in a relatively short period of time. In addition to continuing to lease or develop our own stores, we evaluate and may make strategic acquisitions.

Purchasing and Supply Chain

Merchandise is selected and purchased for all stores through our store support centers located in Memphis, Tennessee and Mexico. No one class of product accounts for as much as 10 percent of our total sales. In fiscal 2007, no single supplier accounted for more than 10 percent of our total purchases. We generally have few long-term contracts for the purchase of merchandise. We believe that we have good relationships with suppliers. We also believe that alternative sources of supply exist, at similar cost, for most types of product sold. Most of our merchandise flows through our distribution centers to our stores by our fleet of tractors and trailers or by third-party trucking firms.

Our hub stores have increased our ability to distribute products on a timely basis to many of our stores. A hub store is able to provide replenishment of products sold and deliver other products maintained only in hub store inventories to a store in its coverage area generally within 24 hours. Hub stores are generally replenished from distribution centers multiple times per week.

Competition

The sale of automotive parts, accessories and maintenance items is highly competitive in many areas, including name recognition, product availability, customer service, store location and price. AutoZone competes in both the retail (“DIY”) and commercial do-it-for-me (“DIFM”) auto parts and accessories markets.

Competitors include national and regional auto parts chains, independently owned parts stores, wholesalers and jobbers, repair shops, car washes and auto dealers, in addition to discount and mass merchandise stores, department stores, hardware stores, supermarkets, drugstores, convenience stores and home stores that sell aftermarket vehicle parts and supplies, chemicals, accessories, tools and maintenance parts. AutoZone competes on the basis of customer service, including the trustworthy advice of our AutoZoners, merchandise selection and availability, price, product warranty, store layouts and location.

Trademarks and Patents

We have registered several service marks and trademarks in the United States Patent and Trademark office as well as in certain other countries, including our service marks, “AutoZone” and “Get in the Zone,” and trademarks, “AutoZone,” “Duralast,” “Duralast Gold,” “Valucraft,” “ALLDATA” and “Z-netTM.” We believe that these service marks and trademarks are important components of our merchandising and marketing strategy.

Employees

As of August 25, 2007, we employed approximately 55,000 persons, approximately 56 percent of whom were employed full-time. About 93 percent of our AutoZoners were employed in stores or in direct field supervision, approximately 5 percent in distribution centers and approximately 2 percent in store support functions. Included in the above numbers are approximately 2,000 persons employed in our Mexico operations.

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

William C. Rhodes, III, 42—Chairman, President and Chief Executive Officer, Customer Satisfaction

William C. Rhodes, III, was named Chairman of AutoZone in June 2007 and has been President, Chief Executive Officer and a director since March 2005. Prior to his appointment as President and Chief Executive Officer, Mr. Rhodes was Executive Vice President-Store Operations and Commercial. Prior to fiscal 2005, he had been Senior Vice President-Supply Chain and Information Technology since fiscal 2002, and prior thereto had been Senior Vice President-Supply Chain since 2001. Prior to that time, he served in various capacities within the Company, including Vice President-Stores in 2000, Senior Vice President-Finance and Vice President-Finance in 1999 and Vice President-Operations Analysis and Support from 1997 to 1999. Prior to 1994, Mr. Rhodes was a manager with Ernst & Young LLP.

William T. Giles, 48—Chief Financial Officer and Executive Vice President, Finance, Information Technology and Store Development, Customer Satisfaction

William T. Giles was elected Executive Vice President - Finance, Information Technology and Store Development in March 2007. Prior to that, he was Executive Vice President, Chief Financial Officer and Treasurer from June 2006 to December 2006 and Executive Vice President, Chief Financial Officer since May 2006. From 1991 to May 2006, he held several positions with Linens N’ Things, Inc., most recently as the Executive Vice President and Chief Financial Officer. Prior to 1991, he was with Melville, Inc. and PricewaterhouseCoopers.

Harry L. Goldsmith, 56—Executive Vice President, Secretary and General Counsel, Customer Satisfaction

Harry L. Goldsmith was elected Executive Vice-President, General Counsel and Secretary during fiscal 2006. Previously, he was Senior Vice President, Secretary and General Counsel since 1996 and was Vice President, General Counsel and Secretary from 1993 to 1996.

Robert D. Olsen, 54—Executive Vice President- Store Operations, Commercial and Mexico, Customer Satisfaction

Robert D. Olsen was elected Executive Vice President- Store Operations, Commercial and Mexico during fiscal 2007. Prior to that, he was Executive Vice President-Supply Chain, Information Technology, Mexico and Store Development since fiscal 2006. Previously, he was Senior Vice President since fiscal 2000 with primary responsibility for store development and Mexico operations. From 1993 to 2000, Mr. Olsen was Executive Vice President and Chief Financial Officer of Leslie’s Poolmart. From 1985 to 1989, Mr. Olsen held several positions with AutoZone, including Controller, Vice President-Finance, and Senior Vice President and Chief Financial Officer.

James A. Shea, 62—Executive Vice President-Merchandising, Marketing and Supply Chain, Customer Satisfaction

James A. Shea was elected Executive Vice President- Merchandising, Marketing and Supply Chain during fiscal 2007 and has served as Executive Vice President-Merchandising and Marketing since fiscal 2005. He was President and Co-founder of Portero during 2004. Prior to 2004, he was Chief Executive Officer of Party City from 1999 to 2003. From 1995 to 1999, he was with Lechters Housewares where he was Senior Vice President Marketing and Merchandising before being named President in 1997. From 1990 to 1995, he was Senior Vice President of Home for Kaufmanns Department Store, a division of May Company.

Timothy W. Briggs, 46—Senior Vice President-Human Resources, Customer Satisfaction

Timothy W. Briggs was elected Senior Vice President-Human Resources in October 2005. Prior to that, he was Vice President - Field Human Resources since March 2005. From 2002 to 2005, Mr. Briggs was Vice President - Organization Development. From 1996 to 2002, Mr. Briggs served in various management capacities at the Limited Inc., including Vice President, Human Resources.

William W. Graves, 47—Senior Vice President-Supply Chain, Customer Satisfaction

William W. Graves was elected Senior Vice President-Supply Chain in October 2005. Prior thereto, he was Vice President - Supply Chain since 2000. From 1992 to 2000, Mr. Graves served in various capacities with the Company.

Lisa R. Kranc, 54—Senior Vice President-Marketing, Customer Satisfaction

Lisa R. Kranc was elected Senior Vice President-Marketing during fiscal 2001. Previously, she was Vice President-Marketing for Hannaford Bros. Co., a Maine-based grocery chain, since 1997, and was Senior Vice President-Marketing for Bruno’s, Inc., from 1996 to 1997. Prior to 1996, she was Vice President-Marketing for Giant Eagle, Inc. since 1992.

Thomas B. Newbern, 45—Senior Vice President-Store Operations, Customer Satisfaction

Thomas B. Newbern was elected Senior Vice President-Store Operations in March 2007. Previously, Mr. Newbern held the title Vice President, Store Operations for AutoZone since 1998. A twenty-one year AutoZoner, he has held several key management positions with the Company.

Charlie Pleas, III, 42—Senior Vice President, Controller, Customer Satisfaction

Charlie Pleas, III, was elected Senior Vice President and Controller in March 2007. Prior to that, he was Vice President, Controller since 2003. Previously, he was Vice President-Accounting since 2000, and Director of General Accounting since 1996. Prior to joining AutoZone, Mr. Pleas was a Division Controller with Fleming Companies, Inc. where he served in various capacities from 1988.

Larry M. Roesel, 50—Senior Vice President-Commercial, Customer Satisfaction

Larry M. Roesel joined AutoZone as Senior Vice President-Commercial in March 2007. Mr. Roesel came to AutoZone with more than thirty years of experience with OfficeMax, Inc. and its predecessor, where he served in operations, sales and general management.

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

We have increased our store count in the past five fiscal years, growing from 3,107 stores at August 31, 2002, to 4,056 stores at August 25, 2007, an average store count increase per year of 5%. Additionally, we have increased annual revenues in the past five fiscal years from $5.326 billion in fiscal 2002 to $6.170 billion in fiscal 2007, an average increase per year of 3%. Annual revenue growth is driven by the opening of new stores and same-store sales. We cannot provide any assurance that we can continue to open stores or increase same-store sales.

Our business depends upon qualified employees.

At the end of fiscal 2007, our consolidated employee count was approximately 55,000. We cannot assure that we can continue to hire and retain qualified employees at current wage rates. If we do not maintain competitive wages, our customer service could suffer by reason of a declining quality of our workforce or, alternatively, our earnings could decrease if we increase our wage rates.

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

Competitors include national, regional and local auto parts chains, independently owned parts stores, jobbers, repair shops, car washes and auto dealers, in addition to discount and mass merchandise stores, department stores, hardware stores, supermarkets, drugstores, convenience stores and home stores that sell aftermarket vehicle parts and supplies, chemicals, accessories, tools and maintenance parts. Although we believe we compete effectively on the basis of customer service, including the knowledge and expertise of our AutoZoners; merchandise quality, selection and availability; product warranty; store layout, location and convenience; price; and the strength of our AutoZone brand name, trademarks and service marks; some competitors may have competitive advantages, such as greater financial and marketing resources, larger stores with more merchandise, longer operating histories, more frequent customer visits and more effective advertising. If we are unable to continue to develop successful competitive strategies, or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.

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

In recent years, several of our vendors have merged. Further vendor consolidation could limit the number of vendors from which we may purchase products and could materially affect the prices we pay for these products.

Consolidation among our competitors may negatively impact our business.

If our competitors consolidate with other auto parts chains and are able to achieve efficiencies in their mergers, then there may be greater competitive pressures in the markets in which they are stronger.

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

As mentioned above, rising energy prices may impact demand for the products that we sell, overall transaction count and our profitability. Higher energy prices impact our merchandise distribution, commercial delivery, utility, and product costs.

Demand for our merchandise may decline if vehicle manufacturers refuse to make available the information our customers need to work on their own vehicles.

Demand for our merchandise may decline if vehicle manufacturers refuse to make available to the automotive aftermarket industry diagnostic, repair and maintenance information that our customers, both retail (“DIY”) and commercial (“DIFM”), require to diagnose, repair and maintain their vehicles. Without public dissemination of this information, consumers may be forced to have all diagnostic work, repairs and maintenance performed by the vehicle manufacturers' dealer network.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table reflects the square footage and number of leased and owned properties for our stores as of August 25, 2007:

	No. of Stores	Square Footage
Leased	1,873	11,250,612
Owned	2,183	14,793,581
Total	4,056	26,044,193

We have over 3.4 million square feet in distribution centers servicing our stores, of which approximately 1.3 million square feet is leased and the remainder is owned. Our distribution centers are located in Arizona, California, Georgia, Illinois, Ohio, Tennessee, Texas and Mexico. Our primary store support center, which we own, is located in Memphis, Tennessee, and consists of approximately 260,000 square feet. We also own and lease other properties that are not material in the aggregate.

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

On June 22, 2005, the Attorney General of the State of California, in conjunction with District Attorneys for San Bernardino, San Joaquin and Monterey Counties, filed suit in the San Bernardino County Superior Court against AutoZone, Inc. and its California subsidiaries. The San Diego County District Attorney later joined the suit. The lawsuit alleges that AutoZone failed to follow various state statutes and regulation governing the storage and handling of used motor oil and other materials collected for recycling or used for cleaning AutoZone stores and parking lots. The suit sought $12 million in penalties and injunctive relief. On June 1, 2007, AutoZone and the State entered into a Stipulated Final Judgment by Consent. The Stipulated Final Judgment amended the suit to also allege weights and measures (pricing) violations. Pursuant to this Judgment, AutoZone is enjoined from committing these types of violations and agreed to pay civil penalties in the amount of $1.8 million, including $1.5 million in cash and a $300,000 credit for work performed to insure compliance.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

AutoZone’s common stock is listed on the New York Stock Exchange under the symbol “AZO.” On October 15, 2007, there were 3,589 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.

We currently do not pay a cash dividend on our common stock. Any payment of dividends in the future would be dependent upon our financial condition, capital requirements, earnings, cash flow and other factors.

The following table sets forth the high and low sales prices per share of common stock, as reported by the New York Stock Exchange, for the periods indicated:

	Price Range of Common Stock
	High	Low
Fiscal Year Ended August 25, 2007:
Fourth quarter	$140.29	$111.46
Third quarter	$137.66	$121.52
Second quarter	$128.00	$112.39
First quarter	$114.98	$87.30

Fiscal Year Ended August 26, 2006:
Fourth quarter	$94.61	$83.81
Third quarter	$102.00	$91.35
Second quarter	$99.32	$86.50
First quarter	$97.08	$77.76

During 1998 the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended in June 2007, to increase the repurchase authorization to $5.9 billion from $5.4 billion. The program does not have an expiration date.

Shares of common stock repurchased by the Company during the quarter ended August 25, 2007, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
May 6, 2007, to June 2, 2007	816,200	$127.84	97,809,493	$651,360,893
June 3, 2007, to June 30, 2007	1,444,560	133.66	99,254,053	458,281,384
July 1, 2007, to July 28, 2007	-	-	99,254,053	458,281,384
July 29, 2007, to August 25, 2007	-	-	99,254,053	458,281,384
Total	2,260,760	$131.56	99,254,053	$458,281,384

The Company also repurchased, at fair value, an additional 65,152 shares in fiscal 2007, 62,293 shares in fiscal 2006, and 87,974 shares in fiscal 2005 from employees electing to sell their stock under the Company’s Third Amended and Restated Employee Stock Purchase Plan, qualified under Section 423 of the Internal Revenue Code, under which all eligible employees may purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the plan, 39,139 shares were sold to employees in fiscal 2007, 51,167 shares were sold to employees in fiscal 2006, and 59,479 shares were sold in fiscal 2005. At August 25, 2007, 385,897 shares of common stock were reserved for future issuance under this plan. Under the Amended and Restated Executive Stock Purchase Plan all eligible executives are permitted to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases by executives under this plan were 1,257 shares in fiscal 2007, 811 shares in fiscal 2006, and 5,366 shares in fiscal 2005. At August 25, 2007, 263,037 shares of common stock were reserved for future issuance under this plan.

Stock Performance Graph

This graph shows, from the end of fiscal year 2002 to the end of fiscal year 2007, changes in the value of $100 invested in each of the following: AutoZone’s common stock, Standard & Poor’s 500 Composite Index, and a peer group consisting of other automotive aftermarket retailers.

	Aug-02	Aug-03	Aug-04	Aug-05	Aug-06	Aug-07
AutoZone, Inc.	100	126.88	104.16	131.93	120.54	170.37
S&P 500 Index	100	112.07	125.30	138.83	152.05	176.88
Peer Group	100	115.32	125.85	164.71	146.05	178.66

The peer group consists of Advance Auto Parts, Inc, CSK Auto Corporation, Genuine Parts Company, O’Reilly Automotive, Inc., and The Pep Boys-Manny, Moe & Jack.

Item 6. Selected Financial Data

	Fiscal Year Ended August
(in thousands, except per share data and selected operating data)	2007(1)	2006(1)	2005(2)	2004(3)	2003(4)
Income Statement Data
Net sales	$6,169,804	$5,948,355	$5,710,882	$5,637,025	$5,457,123
Cost of sales, including warehouse and delivery expenses	3,105,554	3,009,835	2,918,334	2,880,446	2,942,114
Operating, selling, general and administrative expenses	2,008,984	1,928,595	1,816,884	1,757,873	1,597,212
Operating profit	1,055,266	1,009,925	975,664	998,706	917,797
Interest expense - net	119,116	107,889	102,443	92,804	84,790
Income before income taxes	936,150	902,036	873,221	905,902	833,007
Income taxes	340,478	332,761	302,202	339,700	315,403
Net income	$595,672	$569,275	$571,019	$566,202	$517,604
Diluted earnings per share	$8.53	$7.50	$7.18	$6.56	$5.34
Adjusted weighted average shares for diluted earnings per share	69,844	75,859	79,508	86,350	96,963

Balance Sheet Data
Current assets	$2,270,455	$2,118,927	$1,929,459	$1,755,757	$1,671,354
Working capital (deficit)	(15,439)	64,359	118,300	4,706	(40,050)
Total assets	4,804,709	4,526,306	4,245,257	3,912,565	3,766,826
Current liabilities	2,285,894	2,054,568	1,811,159	1,751,051	1,711,404
Debt	1,935,618	1,857,157	1,861,850	1,869,250	1,546,845
Long-term capital leases	39,073	—	—	—	—
Stockholders’ equity	$403,200	$469,528	$391,007	$171,393	$373,758

Selected Operating Data
Number of domestic stores at beginning of year	3,771	3,592	3,420	3,219	3,068
New stores	163	185	175	202	160
Closed stores	1	6	3	1	9
Net new stores	162	179	172	201	151
Relocated stores	18	18	7	4	6
Number of domestic stores at end of year	3,933	3,771	3,592	3,420	3,219
Number of Mexico stores at end of year	123	100	81	63	49
Number of total stores at end of year	4,056	3,871	3,673	3,483	3,268
Total domestic store square footage (in thousands)	25,135	24,016	22,808	21,689	20,500
Average square footage per domestic store	6,391	6,369	6,350	6,342	6,368
Increase in domestic store square footage	5%	5%	5%	6%	4%
Increase (decrease) in domestic comparable store net sales(5)	0.1%	0.4%	(2.1)%	0.1%	3.2%
Average net sales per domestic store (in thousands)	$1,523	$1,548	$1,573	$1,647	$1,689
Average net sales per domestic store square foot	$239	$243	$248	$259	$264
Total domestic employees at end of year	54,859	52,677	50,869	48,294	47,727
Merchandise under pay-on-scan arrangements (in thousands)	$22,387	$92,142	$151,682	$146,573	$—
Inventory turnover(6)	1.6x	1.7x	1.8x	1.9x	2.0x
After-tax return on invested capital (7)	22.7%	22.2%	23.9%	25.1%	23.4%
Net cash provided by operating activities (in thousands)	$845,194	$822,747	$648,083	$638,379	$720,807
Cash flow before share repurchases and changes in debt (in thousands)(8)	$678,522	$599,507	$432,210	$509,447	$561,563
Return on average equity	137%	132%	203%	208%	97%

(1)
Fiscal 2007 operating results include a $18.5 million pre-tax non-cash expense for share-based compensation, and fiscal 2006 operating results contain a $17.4 million pre-tax non-cash expense for share-based compensation as a result of the adoption of SFAS 123 (R) at the beginning of fiscal 2006.

(2)
Fiscal 2005 operating results include a $40.3 million pre-tax non-cash charge related to lease accounting, which includes the impact on prior years and reflects additional amortization of leasehold improvements and additional rent expense, and a $21.3 million income tax benefit from the repatriation of earnings from our Mexican operations and other discrete income tax items.

(3)	Fiscal 2004 operating results include $42.1 million in pre-tax gains from warranty negotiations with certain vendors.

(4)
Fiscal 2003 operating results include $8.7 million in pre-tax gains from warranty negotiations, a $4.7 million pre-tax gain associated with the settlement of certain liabilities and the repayment of a note associated with the sale of the TruckPro business in December 2001, and a $4.6 million pre-tax gain as a result of the disposition of properties associated with the 2001 restructuring and impairment charges.

(5)	The domestic comparable sales increases (decreases) are based on sales for all domestic stores open at least one year.

(6)
Inventory turnover is calculated as cost of sales divided by the average of the beginning and ending recorded merchandise inventories, which excludes merchandise under pay-on-scan arrangements. The calculation includes cost of sales related to pay-on-scan sales, which were $85.4 million for the 52 weeks ended August 25, 2007, $198.1 million for the 52 weeks ended August 26, 2006, $234.6 million for the 52 weeks ended August 27, 2005, and $83.2 million for the 52 weeks ended August 28, 2004.

(7)
After-tax return on invested capital is calculated as after-tax operating profit (excluding rent and restructuring and impairment charges) divided by average invested capital (which includes a factor to capitalize operating leases). See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(8)
Cash flow before share repurchases and changes in debt is calculated as the change in cash and cash equivalents less the change in debt plus treasury stock purchases. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are the nation’s leading specialty retailer and a leading distributor of automotive parts and accessories, with most of our sales to do-it-yourself (“DIY”) customers. We began operations in 1979 and as of August 25, 2007, operated 3,933 stores in the United States and Puerto Rico, and 123 in Mexico. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. In many of our stores we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers and service stations. We also sell the ALLDATA brand automotive diagnostic and repair software. On the web, we sell diagnostic and repair information and automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com. We do not derive revenue from automotive repair or installation.

Results of Operations

Fiscal 2007 Compared with Fiscal 2006

For the year ended August 25, 2007, AutoZone reported net sales of $6.170 billion compared with $5.948 billion for the year ended August 26, 2006, a 3.7% increase from fiscal 2006. This growth was primarily driven by an increase in the number of open stores. At August 25, 2007, we operated 3,933 domestic stores and 123 in Mexico, compared with 3,771 domestic stores and 100 in Mexico at August 26, 2006. Domestic retail sales increased 3.4% and domestic commercial sales decreased 0.4% from prior year. ALLDATA and Mexico sales increased over prior year, contributing 0.9 percentage points of the total increase in net sales. Domestic same store sales, or sales for domestic stores open at least one year, increased 0.1% from the prior year.

Gross profit for fiscal 2007 was $3.064 billion, or 49.7% of net sales, compared with $2.939 billion, or 49.4% of net sales, for fiscal 2006. The improvement in gross profit margin was primarily attributable to ongoing category management initiatives and supply chain efficiencies.

Operating, selling, general and administrative expenses for fiscal 2007 increased to $2.009 billion, or 32.6% of net sales, from $1.929 billion, or 32.4% of net sales for fiscal 2006. The increase in expenses is driven primarily by higher occupancy cost versus the prior year.

Interest expense, net for fiscal 2007 was $119.1 million compared with $107.9 million during fiscal 2006. This increase was primarily due to higher short term rates and higher average borrowing levels over the comparable prior year period and the recognition of interest expense on capital lease obligations that were accounted for as operating leases prior to a modification to the lease agreements in fiscal 2007. Average borrowings for fiscal 2007 were $1.972 billion, compared with $1.928 billion for fiscal 2006. Weighted average borrowing rates were 5.7% at August 25, 2007, compared to 5.5% at August 26, 2006.

Our effective income tax rate decreased to 36.4% of pre-tax income for fiscal 2007 as compared to 36.9% for fiscal 2006 primarily due to benefits from changes in our pre-tax earnings mix and an increase in certain federal and state tax credits. Refer to "Note D - Income Taxes" for additional information regarding our income tax rate.

Net income for fiscal 2007 increased by 4.6% to $595.7 million, and diluted earnings per share increased by 13.6% to $8.53 from $7.50 in fiscal 2006. The impact of the fiscal 2007 stock repurchases on diluted earnings per share in fiscal 2007 was an increase of approximately $0.14.

Fiscal 2006 Compared with Fiscal 2005

For the year ended August 26, 2006, AutoZone reported sales of $5.948 billion compared with $5.711 billion for the year ended August 27, 2005, a 4.2% increase from fiscal 2005. This growth was primarily driven by an increase in the number of open stores. At August 26, 2006, we operated 3,771 domestic stores and 100 in Mexico, compared with 3,592 domestic stores and 81 in Mexico at August 27, 2005. Domestic Retail sales increased 4.0% and domestic commercial sales decreased 1.3% from prior year. ALLDATA and Mexico sales increased over prior year, contributing 0.9 percentage points of the total increase. Same store sales, or sales for domestic stores open at least one year, increased 0.4% from the prior year.

Gross profit for fiscal 2006 was $2.939 billion, or 49.4% of net sales, compared with $2.793 billion, or 48.9% of net sales, for fiscal 2005. The improvement in gross profit margin was primarily attributable to ongoing category management initiatives, partially off-set by increases in certain commodity costs. Our ongoing category management initiatives have included continued optimization of merchandise assortment and pricing, management of procurement costs, and an increasing focus on direct importing initiatives.

Operating, selling, general and administrative expenses for fiscal 2006 increased to $1.929 billion, or 32.4% of net sales, from $1.817 billion, or 31.8% of net sales for fiscal 2005. Expenses for fiscal 2005 include a $40.3 million charge related to accounting for leases (see “Note J - Leases”). Expenses for fiscal 2006 include $17.4 million in share-based compensation expense resulting from the current year adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (see “Note B - Share-Based Payments”). The remaining increase in expenses is driven by initiatives to improve the customer’s shopping experience and higher occupancy costs driven largely by the opening of new stores. These initiatives continue to include expanded hours of operation, enhanced training programs and ensuring clean, well-merchandised stores.

Interest expense, net for fiscal 2006 was $107.9 million compared with $102.4 million during fiscal 2005. This increase was due to a higher average borrowing rate, partially offset by lower average borrowing levels. Average borrowings for fiscal 2006 were $1.928 billion, compared with $1.970 billion for fiscal 2005. Weighted average borrowing rates were 5.5% at August 26, 2006, compared to 5.2% at August 27, 2005. The increase in interest rates reflects both the ongoing effort to extend the terms of our borrowings, as well as the impact from increased short-term rates.

Our effective income tax rate increased to 36.9% of pre-tax income for fiscal 2006 as compared to 34.6% for fiscal 2005. The fiscal 2005 effective income tax rate reflects $21.3 million in tax benefits related to the repatriation of Mexican earnings as a result of the American Jobs Creation Act of 2004 (see “Note D - Income Taxes”), and other discrete income tax items.

Net income for fiscal 2006 decreased by 0.3% to $569.3 million, and diluted earnings per share increased by 4.5% to $7.50 from $7.18 in fiscal 2005. The impact of the fiscal 2006 stock repurchases on diluted earnings per share in fiscal 2006 was an increase of approximately $0.09.

Seasonality and Quarterly Periods

AutoZone’s business is somewhat seasonal in nature, with the highest sales occurring in the spring and summer months of March through August, in which average weekly per-store sales historically have been about 15% to 25% higher than in the slower months of December through February. During short periods of time, a store’s sales can be affected by weather conditions. Extremely hot or extremely cold weather may enhance sales by causing parts to fail and spurring sales of seasonal products. Mild or rainy weather tends to soften sales as parts failure rates are lower in mild weather and elective maintenance is deferred during periods of rainy weather. Over the longer term, the effects of weather balance out, as we have stores throughout the United States and Mexico.

Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 weeks. Because the fourth quarter contains the seasonally high sales volume and consists of 16 weeks, compared with 12 weeks for each of the first three quarters, our fourth quarter represents a disproportionate share of the annual net sales and net income. The fourth quarter of fiscal 2007 represented 32.5% of annual sales and 36.5% of net income; the fourth quarter of fiscal 2006 represented 32.6% of annual sales and 37.5% of net income; and the fourth quarter of fiscal 2005 represented 33.0% of annual sales and 36.2% of net income.

Liquidity and Capital Resources

Net cash provided by operating activities was $845.2 million in fiscal 2007, $822.7 million in fiscal 2006, and $648.1 million in fiscal 2005. The primary source of our liquidity is our cash flows realized through the sale of automotive parts and accessories. Our new store development program requires working capital, predominantly for inventories. During the past three fiscal years, we have maintained an accounts payable to inventory ratio of 93% at August 25, 2007, 92% at August 26, 2006, and 93% at August 27, 2005. The increase in merchandise inventories, required to support new store development and sales growth, has largely been financed by our vendors, as evidenced by our accounts payable to inventory ratio. Contributing to this ratio is the use of pay-on-scan (“POS”) arrangements with certain vendors. Under a POS arrangement, AutoZone will not purchase merchandise supplied by a vendor until that merchandise is ultimately sold to AutoZone’s customers. Upon the sale of the merchandise to AutoZone’s customers, AutoZone recognizes the liability for the goods and pays the vendor in accordance with the agreed-upon terms. Revenues under POS arrangements are included in net sales in the income statement. Since we do not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not included in our balance sheet. Merchandise under POS arrangements was $22.4 million at August 25, 2007.

AutoZone’s primary capital requirement has been the funding of its continued new store development program. From the beginning of fiscal 2005 to August 25, 2007, we have opened 573 net new stores. Net cash flows used in investing activities were $228.7 million in fiscal 2007, compared to $268.3 million in fiscal 2006 and $282.8 million in fiscal 2005. We invested $224.5 million in capital assets in fiscal 2007, compared to $263.6 million in capital assets in fiscal 2006 and $283.5 million in fiscal 2005. New store openings were 186 for fiscal 2007, 204 for fiscal 2006, and 193 for fiscal 2005. During fiscal 2006, we began investing a portion of our assets held by the Company’s wholly owned insurance captive in marketable securities. We acquired $94.6 million of marketable securities in fiscal 2007 and acquired $160.0 million in fiscal 2006. We had proceeds from matured marketable securities of $86.9 million in fiscal 2007 and $145.4 million in fiscal 2006. Capital asset disposals provided $3.5 million in fiscal 2007, $9.8 million in fiscal 2006, and $3.8 million for fiscal 2005.

Net cash used in financing activities was $621.4 million in fiscal 2007, $537.7 million in fiscal 2006, and $367.4 million in fiscal 2005. The net cash used in financing activities is primarily attributable to purchases of treasury stock which totaled $761.9 million for fiscal 2007, $578.1 million for fiscal 2006, and $426.9 million for fiscal 2005. The treasury stock purchases in fiscal 2007, 2006 and 2005 were primarily funded by cash flow from operations, and at times, by increases in debt levels.

We expect to invest in our business consistent with historical rates during fiscal 2008, primarily related to our new store development program and enhancements to existing stores and systems. In addition to the building and land costs, our new store development program requires working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required. We believe that we will be able to continue to finance much of our inventory requirements through favorable payment terms from suppliers.

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

Credit Ratings

At August 25, 2007, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB+ and a commercial paper rating of A-2. Moody’s Investors Service had assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. As of August 25, 2007, Moody’s and Standard & Poor’s had AutoZone listed as having a “stable” outlook. If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense will increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.

Debt Facilities

We maintain $1.0 billion of revolving credit facilities with a group of banks to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. These facilities expire in May 2010, may be increased to $1.3 billion at AutoZone’s election, may include up to $200 million in letters of credit, and may include up to $100 million in capital leases. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, the Company had $680.2 million in available capacity under these facilities at August 25, 2007. The rate of interest payable under the credit facilities is a function of Bank of America’s base rate or a Eurodollar rate (each as defined in the facility agreements), or a combination thereof.

Our $300.0 million bank term loan entered in December 2004 was amended in April 2006 to have similar terms and conditions as the $1.0 billion credit facilities, but with a December 2009 maturity, and was further amended in August 2007 to reduce the interest rate on Euro-dollar loans. That credit agreement with a group of banks provides for a term loan, which consists of, at our election, base rate loans, Eurodollar loans or a combination thereof. The interest accrues on base rate loans at a base rate per annum equal to the higher of the prime rate or the Federal Funds Rate plus 1/2 of 1%. Interest accrues on Eurodollar loans at a defined Eurodollar rate plus the applicable percentage, which can range from 30 basis points to 90 basis points, depending upon our senior unsecured (non-credit enhanced) long-term debt rating. Based on our ratings at August 25, 2007, the applicable percentage on Eurodollar loans is 35 basis points. We may select interest periods of one, two, three or six months for Eurodollar loans, subject to availability. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. We entered into an interest rate swap agreement on December 29, 2004, to effectively fix, based on current debt ratings, the interest rate of the term loan at 4.4%. We have the option to extend loans into subsequent interest period(s) or convert them into loans of another interest rate type. The entire unpaid principal amount of the term loan will be due and payable in full on December 23, 2009, when the facility terminates. We may prepay the term loan in whole or in part at any time without penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of Eurodollar borrowings.

During April 2006, our $150.0 million Senior Notes maturing at that time were repaid with an increase in commercial paper. On June 8, 2006, we issued $200.0 million in 6.95% Senior Notes due 2016 under our existing shelf registration statement filed with the Securities and Exchange Commission on August 17, 2004. That shelf registration allowed us to sell up to $300 million in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt, and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. The remainder of the shelf registration was cancelled in February, 2007.

Our borrowings under our Senior Notes arrangements contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a provision where repayment obligations may be accelerated if AutoZone experiences a change in control (as defined in the agreements). All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of August 25, 2007, we were in compliance with all covenants and expect to remain in compliance with all covenants.

Stock Repurchases

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended in June 2007 to increase the repurchase authorization to $5.9 billion from $5.4 billion. From January 1998 to August 25, 2007, the Company has repurchased a total of 99.3 million shares at an aggregate cost of $5.4 billion. The Company repurchased 6.0 million shares of its common stock at an aggregate cost of $761.9 million during fiscal 2007, 6.2 million shares of its common stock at an aggregate cost of $578.1 million during fiscal 2006, and 4.8 million shares of its common stock at an aggregate cost of $426.9 million during fiscal 2005.

Financial Commitments

The following table shows AutoZone’s significant contractual obligations as of August 25, 2007:

	Total	Payment Due by Period
	Contractual	Less than	Between	Between	Over 5
(in thousands)	Obligations	1 year	1-3 years	4-5 years	years

Long-term debt (1)	$1,935,618	$435,618	$300,000	$200,000	$1,000,000
Interest payments (2)	500,707	96,988	154,506	118,300	130,913
Operating leases (3)	1,312,252	171,163	291,970	214,984	634,135
Capital leases (4)	62,510	16,015	28,928	17,567	—
Self-insurance reserves (5)	141,815	45,727	45,283	22,415	28,390
Construction obligations	23,804	23,804	—	—	—
	$3,976,706	$789,315	$820,687	$573,266	$1,793,438

(1)
Long-term debt balances represent principal maturities, excluding interest. At August 25, 2007, debt balances due in less than one year of $435.6 million are classified as long-term in our consolidated financial statements, as we have the ability and intent to refinance them on a long-term basis.

(2)	Represents obligations for interest payments on long-term debt, including the effect of interest rate hedges.

(3)	Operating lease obligations include related interest and are inclusive of amounts accrued within deferred rent and closed store obligations reflected in our consolidated balance sheets.

(4)	Capital lease obligations include related interest.

(5)
The Company retains a significant portion of the risks associated with workers compensation, employee health, general and product liability, property, and automotive insurance. These amounts represent undiscounted estimates based on actuarial calculations. Although these obligations do not have scheduled maturities , the timing of future payments are predictable based upon historical patterns. Accordingly, the Company reflects the net present value of these obligations in its consolidated balance sheets.

We have other obligations reflected in our balance sheet that are not reflected in the table above due to the absence of scheduled maturities or due to the nature of the account. Therefore, the timing of these payments cannot be determined, except for amounts estimated to be payable in 2008 that are included in current liabilities.

We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table above.

Off-Balance Sheet Arrangements

The following table reflects outstanding letters of credit and surety bonds as of August 25, 2007.

(in thousands)	Total Other Commitments
Standby letters of credit	$113,305
Surety bonds	11,286
$124,591

A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover reimbursement obligations to our workers’ compensation carriers. There are no additional contingent liabilities associated with them as the underlying liabilities are already reflected in our consolidated balance sheet. The standby letters of credit and surety bonds arrangements expire within one year, but have automatic renewal clauses.

In conjunction with our commercial sales program, we offer credit to some of our commercial customers. The majority of our receivables related to the credit program are sold to a third party at a discount for cash with limited recourse. AutoZone has recorded a reserve for this recourse. At August 25, 2007, the receivables facility had an outstanding balance of $55.3 million and the balance of the recourse reserve was $1.8 million.

We have entered into POS arrangements with certain vendors, whereby we will not purchase merchandise supplied by a vendor until just before that merchandise is ultimately sold to our customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to our customers. Since we do not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on our balance sheet. Upon the sale of the merchandise to our customers, we recognize the liability for the goods and pay the vendor in accordance with the agreed-upon terms. Although we do not hold title to the goods, we do control pricing and have credit collection risk and therefore, gross revenues under POS arrangements are included in net sales in the income statement. Sales of merchandise under POS arrangements approximated $170.0 million in fiscal 2007, $390.0 million in fiscal 2006, and $460.0 million in fiscal 2005. Merchandise under POS arrangements was $22.4 million at August 25, 2007 and $92.1 million at August 26, 2006.

Value of Pension Assets

At August 25, 2007, the fair market value of AutoZone’s pension assets was $161.2 million, and the related accumulated benefit obligation was $161.1 million based on a May 31, 2007 measurement date. On January 1, 2003, our defined benefit pension plans were frozen. Accordingly, plan participants earn no new benefits under the plan formulas, and no new participants may join the plans. The material assumptions for fiscal 2007 are an expected long-term rate of return on plan assets of 8.0% and a discount rate of 6.25%. For additional information regarding AutoZone’s qualified and non-qualified pension plans refer to “Note I - Pensions and Savings Plans” in the accompanying Notes to Consolidated Financial Statements.

Reconciliation of Non-GAAP Financial Measures

“Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include certain financial measures not derived in accordance with generally accepted accounting principles (“GAAP”). These non-GAAP financial measures provide additional information for determining our optimum capital structure and are used to assist management in evaluating performance and in making appropriate business decisions to maximize stockholders’ value.

Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented the non-GAAP financial measures, as we believe they provide additional information to analyze or compare our operations. Furthermore, our management and Compensation Committee of the Board of Directors use the abovementioned non-GAAP financial measures to analyze and compare our underlying operating results and to determine payments of performance-based compensation. We have included a reconciliation of this information to the most comparable GAAP measures in the following reconciliation tables.

Reconciliation of Non-GAAP Financial Measure: Cash Flow Before Share Repurchases and Changes in Debt

The following table reconciles net increase (decrease) in cash and cash equivalents to cash flow before share repurchases and changes in debt, which is presented in the “Selected Financial Data”.

	Fiscal Year Ended August
(in thousands)	2007	2006	2005	2004	2003

Net increase (decrease) in cash and cash equivalents	$(4,904)	$16,748	$(2,042)	$(16,250)	$22,796
Less: Increase (decrease) in debt	78,461	(4,693)	(7,400)	322,405	352,328
Less: Share repurchases	(761,887)	(578,066)	(426,852)	(848,102)	(891,095)
Cash flow before share repurchases and changes in debt	$678,522	$599,507	$432,210	$509,447	$561,563

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital

The following table reconciles the percentages of after-tax return on invested capital, or “ROIC.” After-tax return on invested capital is calculated as after-tax operating profit (excluding rent) divided by average invested capital (which includes a factor to capitalize operating leases). The ROIC percentages are presented in the “Selected Financial Data.”

(in thousands, except percentage data)

	Fiscal Year Ended August
	2007	2006	2005	2004	2003
Net income	$595,672	$569,275	$571,019	$566,202	$517,604
Adjustments:
After-tax interest	75,793	68,089	65,533	58,003	52,686
After-tax rent	97,050	90,808	96,367	73,086	68,764
After-tax return	$768,515	$728,172	$732,919	$697,291	$639,054

Average debt (1)	$1,955,652	$1,909,011	$1,969,639	$1,787,307	$1,484,987
Average equity (2)	478,853	510,657	316,639	292,802	580,176
Rent x 6 (3)	915,138	863,328	774,706	701,621	663,990
Average capital lease obligations (4)	30,538	-	-	-	-
Pre-tax invested capital	$3,380,181	$3,282,996	$3,060,984	$2,781,730	$2,729,153

ROIC	22.7%	22.2%	23.9%	25.1%	23.4%

(1)
Average debt is equal to the average of our long-term debt measured at the end of the prior fiscal year and each of the 13 fiscal periods in the current fiscal year. Long-term debt (in thousands) was $1,194,517 at August 31, 2002.

(2)
Average equity is equal to the average of our stockholders’ equity measured at the end of the prior fiscal year and each of the 13 fiscal periods of the current fiscal year. Stockholders’ equity (in thousands) was $689,127 at August 31, 2002.

(3)
Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital. This calculation excludes the impact from the cumulative lease accounting adjustments recorded in the second quarter of fiscal 2005.

(4)
Average of the capital lease obligations relating to vehicle capital leases entered into at the beginning of fiscal 2007 is computed as the average over the trailing 13 periods. Rent expense associated with the vehicles prior to the conversion to capital leases is included in the rent for purposes of calculating return on invested capital.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) in June 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 will be effective for our fiscal year beginning August 26, 2007. The Company has not determined the effect, if any, that the adoption of FIN 48 will have on the Company’s financial position and results of operations.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 will be effective for AutoZone in fiscal 2009. The Company is still in the process of evaluating the impact, if any, that SFAS 157 will have on the Company’s financial position and results of operations.

On September 29, 2006, the FASB issued FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R ("SFAS 158"). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. We adopted the recognition and disclosure provisions of SFAS 158 during 2007 and will adopt the measurement date provisions in 2009. Please refer to Note I (Pension and Savings Plan) for further description of this adoption.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This new standard permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for AutoZone in fiscal 2009. The Company is still in the process of evaluating the impact, if any, that it will have on the Company’s financial position and results of operations.

Critical Accounting Policies

Preparation of our consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements, reported amounts of revenues and expenses during the reporting period and related disclosures of contingent liabilities. In the Notes to Consolidated Financial Statements, we describe our significant accounting policies used in preparing the consolidated financial statements. Our policies are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ under different assumptions or conditions. Our senior management has identified the critical accounting policies for the areas that are materially impacted by estimates and assumptions and have discussed such policies with the Audit Committee of our Board of Directors. The following items in our consolidated financial statements require significant estimation or judgment:

Inventory and Cost of Sales

We state our inventories at the lower of cost or market using the last-in, first-out (“LIFO”) method. Included in inventory are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s inventory balances are effectively maintained under the first-in, first-out method as the Company’s policy is not to write up inventory for favorable LIFO adjustments, resulting in cost of sales being reflected at the higher amount. Since inventory value is adjusted regularly to reflect market conditions, our inventory methodology reflects the lower of cost or market. The nature of our inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to our vendors for credit. We provide reserves where less than full credit will be received for such returns and where we anticipate that items will be sold at retail prices that are less than recorded costs. Additionally, we reduce inventory for estimated losses related to shrinkage. Our shrink estimate is based on historical losses verified by ongoing physical inventory counts.

Vendor Allowances

AutoZone receives various payments and allowances from its vendors based on the volume of purchases or for services that AutoZone provides to the vendors. Monies received from vendors include rebates, allowances and promotional funds. The amounts to be received are subject to purchase volumes and the terms of the vendor agreements, which generally do not state an expiration date, but are subject to ongoing negotiations that may be impacted in the future based on changes in market conditions, vendor marketing strategies and changes in the profitability or sell-through of the related merchandise. The Company’s level of advertising and other operating, selling, general and administrative expenditures are not dependent on vendor allowances.

Rebates and other miscellaneous incentives are earned based on purchases or product sales and are accrued ratably over the purchase or sale of the related product, but only if it is reasonably certain that the required volume levels will be reached. These monies are recorded as a reduction of inventories and are recognized as a reduction to cost of sales as the related inventories are sold.

For all allowances and promotional funds earned under vendor funding, the Company applies the guidance pursuant to the Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”), by recording the vendor funds as a reduction of inventories that are recognized as a reduction to cost of sales as the inventories are sold. The Company’s vendor funding arrangements do not provide for any reimbursement arrangements that are for specific, incremental, identifiable costs that are permitted under EITF 02-16 for the funding to be recorded as a reduction to advertising or other operating, selling, general and administrative expenses.

Impairments

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we evaluate the recoverability of the carrying amounts of long-lived assets, such as property and equipment, covered by this standard annually and more frequently if events or changes in circumstances dictate that the carrying value may not be recoverable. As part of the evaluation, we review performance at the store level to identify any stores with current period operating losses that should be considered for impairment. We compare the sum of the undiscounted expected future cash flows with the carrying amounts of the assets.

Under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we perform an annual test of goodwill to compare the estimated fair value of goodwill to the carrying amount to determine if any impairment exists. We perform the annual impairment assessment in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments.

If impairments are indicated by either of the above evaluations, the amount by which the carrying amount of the assets exceeds the fair value of the assets is recognized as an impairment loss. Such evaluations require management to make certain assumptions based upon information available at the time the evaluation is performed, which could differ from actual results.

Self-Insurance

We retain a significant portion of the risks associated with workers’ compensation, vehicle, employee health, general and product liability and property losses. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. Through various methods, which include analyses of historical trends and utilization of actuaries, the Company estimates the costs of these risks. The actuarial estimated long-term portions of these liabilities are recorded at our estimate of their net present value; other liabilities are not discounted. We believe the amounts accrued are adequate, although actual losses may differ from the amounts provided. We maintain stop-loss coverage to limit the exposure related to certain risks.

Income Taxes

We accrue and pay income taxes based on the tax statutes, regulations and case law of the various jurisdictions in which we operate. Income tax expense involves management judgment as to the ultimate resolution of any tax matters in dispute with state, federal and foreign tax authorities. Management believes the resolution of the current open tax issues will not have a material impact on our consolidated financial statements.

Litigation and Other Contingent Liabilities

We have received claims related to and been notified that we are a defendant in a number of legal proceedings resulting from our business, such as employment matters, product liability claims and general liability claims related to our store premises. We calculate contingent loss accruals using our best estimate of our probable and reasonably estimable contingent liabilities.

Pension Obligation

Prior to January 1, 2003, substantially all full-time employees were covered by a defined benefit pension plan. The benefits under the plan were based on years of service and the employee’s highest consecutive five-year average compensation. On January 1, 2003, the plan was frozen. Accordingly, pension plan participants will earn no new benefits under the plan formula and no new participants will join the pension plan. On January 1, 2003, the Company’s supplemental defined benefit pension plan for certain highly compensated employees was also frozen. Accordingly, plan participants will earn no new benefits under the plan formula and no new participants will join the pension plan. As the plan benefits are frozen, the annual pension expense and recorded liabilities are not impacted by increases in future compensation levels, but are impacted by actuarial calculations using two key assumptions:

i. Expected long-term rate of return on plan assets: estimated by considering the composition of our asset portfolio, our historical long-term investment performance and current market conditions.

ii. Discount rate used to determine benefit obligations: adjusted annually based on the interest rate for long-term high-quality corporate bonds as of the measurement date (May 31) using yields for maturities that are in line with the duration of our pension liabilities. This same discount rate is also used to determine pension expense for the following plan year. If such assumptions differ materially from actual experience, the impact could be material to our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

AutoZone is exposed to market risk from, among other things, changes in interest rates, foreign exchange rates and fuel prices. From time to time, we use various financial instruments to reduce interest rate and fuel price risks. To date, based upon our current level of foreign operations, hedging costs and past changes in the associated foreign exchange rates, no derivative instruments have been utilized to reduce foreign exchange rate risk. All of our hedging activities are governed by guidelines that are authorized by our Board of Directors. Further, we do not buy or sell financial instruments for trading purposes.

Interest Rate Risk

AutoZone’s financial market risk results primarily from changes in interest rates. At times, we reduce our exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts, treasury lock agreements and forward-starting interest rate swaps.

AutoZone has historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. We reflect the current fair value of all interest rate hedge instruments in our consolidated balance sheets as a component of other assets. All of the Company’s interest rate hedge instruments are designated as cash flow hedges. We had an outstanding interest rate swap with a fair value of $5.8 million at August 25, 2007, and $10.2 million at August 26, 2006, to effectively fix the interest rate on the $300.0 million term loan entered into during December 2004.

The related gains and losses on interest rate hedges are deferred in stockholders’ equity as a component of other comprehensive income or loss. These deferred gains and losses are recognized in income as a decrease or increase to interest expense in the period in which the related cash flows being hedged are recognized in expense. However, to the extent that the change in value of an interest rate hedge instrument does not perfectly offset the change in the value of the cash flow being hedged, that ineffective portion is immediately recognized in income. The Company’s hedge instrument was determined to be highly effective as of August 25, 2007.

The fair value of our debt was estimated at $1.928 billion as of August 25, 2007, and $1.825 billion as of August 26, 2006, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt having the same remaining maturities. Such fair value is less than the carrying value of debt by $7.6 million at August 25, 2007, and less than the carrying value of debt by $32.3 million at August 26, 2006. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had $245.6 million of variable rate debt outstanding at August 25, 2007, and $167.2 million of variable rate debt outstanding at August 26, 2006. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable impact on our pre-tax earnings and cash flows of $2.5 million in 2007 and $1.7 million in 2006, which includes the effects of interest rate swaps. The primary interest rate exposure on variable rate debt is based on LIBOR. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had outstanding fixed rate debt of $1.690 billion at August 25, 2007, and at August 26, 2006. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $60.8 million at August 25, 2007, and $68.3 million at August 26, 2006.

Fuel Price Risk

Fuel swap contracts that we utilize have not previously been designated as hedging instruments under the provisions of SFAS 133 and thus do not qualify for hedge accounting treatment, although the instruments were executed to economically hedge a portion of our diesel fuel and unleaded fuel exposure. As of August 25, 2007, the then current month’s fuel swap contract was outstanding with a settlement date of August 31, 2007. During fiscal 2007 and 2005, we entered into fuel swaps to economically hedge a portion of our diesel fuel exposure. These swaps were settled within a few days of each fiscal year end and had no significant impact on cost of sales for the 2007 or 2005 fiscal years. We did not enter into any fuel swap contracts during fiscal 2006.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting includes, among other things, defined policies and procedures for conducting and governing our business, sophisticated information systems for processing transactions and properly trained staff. Mechanisms are in place to monitor the effectiveness of our internal control over financial reporting, including regular testing performed by the Company’s internal audit team, which is comprised of both Deloitte & Touche LLP professionals and Company personnel. Actions are taken to correct deficiencies as they are identified. Our procedures for financial reporting include the active involvement of senior management, our Audit Committee and a staff of highly qualified financial and legal professionals.

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of August 25, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of August 25, 2007.

Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Ernst & Young has issued their report concurring with management’s assessment, which is included in this Annual Report.

Certifications

Compliance with NYSE Corporate Governance Listing Standards

On January 12, 2007, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Rule 13a-14(a) Certifications of Principal Executive Officer and Principal Financial Officer

The Company has filed, as exhibits to its Annual Report on Form 10-K for the fiscal year ended August 25, 2007, the certifications of its Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AutoZone, Inc.

We have audited AutoZone, Inc.’s internal control over financial reporting as of August 25, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AutoZone, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, AutoZone, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 25, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AutoZone, Inc. as of August 25, 2007 and August 26, 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended August 25, 2007 of AutoZone, Inc. and our report dated October 19, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
October 19, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AutoZone, Inc.

We have audited the accompanying consolidated balance sheets of AutoZone, Inc. as of August 25, 2007 and August 26, 2006 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended August 25, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoZone, Inc. as of August 25, 2007 and August 26, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 25, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AutoZone, Inc.’s internal control over financial reporting as of August 25, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 19, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee
October 19, 2007

Consolidated Statements of Income

	Year Ended
(in thousands, except per share data)	August 25, 2007 (52 Weeks)	August 26, 2006 (52 Weeks)	August 27, 2005 (52 Weeks)

Net sales	$6,169,804	$5,948,355	$5,710,882
Cost of sales, including warehouse and delivery expenses	3,105,554	3,009,835	2,918,334
Operating, selling, general and administrative expenses	2,008,984	1,928,595	1,816,884
Operating profit	1,055,266	1,009,925	975,664
Interest expense, net	119,116	107,889	102,443
Income before income taxes	936,150	902,036	873,221
Income taxes	340,478	332,761	302,202
Net income	$595,672	$569,275	$571,019

Weighted average shares for basic earnings per share	69,101	75,237	78,530
Effect of dilutive stock equivalents	743	622	978
Adjusted weighted average shares for diluted earnings per share	69,844	75,859	79,508

Basic earnings per share	$8.62	$7.57	$7.27
Diluted earnings per share	$8.53	$7.50	$7.18

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(in thousands, except per share data)	August 25, 2007	August 26, 2006

Assets
Current assets:
Cash and cash equivalents	$86,654	$91,558
Accounts receivable	59,876	80,363
Merchandise inventories	2,007,430	1,846,650
Other current assets	116,495	100,356
Total current assets	2,270,455	2,118,927
Property and equipment:
Land	625,992	588,444
Buildings and improvements	1,720,172	1,566,002
Equipment	780,199	729,426
Leasehold improvements	183,601	165,577
Construction in progress	85,581	134,359
	3,395,545	3,183,808
Less: Accumulated depreciation and amortization	1,217,703	1,132,500
	2,177,842	2,051,308

Goodwill, net of accumulated amortization	302,645	302,645
Deferred income taxes	21,331	20,643
Other long-term assets	32,436	32,783
	356,412	356,071
	$4,804,709	$4,526,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,870,668	$1,699,667
Accrued expenses and other	307,633	280,419
Income taxes payable	25,442	24,378
Deferred income taxes	82,152	50,104
Total current liabilities	2,285,895	2,054,568
Long-term debt	1,935,618	1,857,157
Other liabilities	179,996	145,053

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 71,250 shares issued and 65,960 shares outstanding in 2007 and 77,240 shares issued and 71,082 shares outstanding in 2006	713	772
Additional paid-in capital	545,404	500,880
Retained earnings	546,049	559,208
Accumulated other comprehensive loss	(9,550)	(15,500)
Treasury stock, at cost	(679,416)	(575,832)
Total stockholders’ equity	403,200	469,528
	$4,804,709	$4,526,306

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended
(in thousands)	August 25, 2007 (52 Weeks)	August 26, 2006 (52 Weeks)	August 27, 2005 (52 Weeks)

Cash flows from operating activities:
Net income	$595,672	$569,275	$571,019
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization of property and equipment	159,411	139,465	135,597
Deferred rent liability adjustment	—	—	21,527
Amortization of debt origination fees	1,719	1,559	2,343
Income tax benefit from exercise of stock options	(16,523)	(10,608)	31,828
Deferred income taxes	24,844	36,306	(16,628)
Income from warranty negotiations	—	—	(1,736)
Share-based compensation expense	18,462	17,370	—
Changes in operating assets and liabilities:
Accounts receivable	20,487	37,900	(42,485)
Merchandise inventories	(160,780)	(182,790)	(124,566)
Accounts payable and accrued expenses	186,228	184,986	109,341
Income taxes payable	17,587	28,676	(67,343)
Other, net	(1,913)	608	29,186
Net cash provided by operating activities	845,194	822,747	648,083

Cash flows from investing activities:
Capital expenditures	(224,474)	(263,580)	(283,478)
Purchase of marketable securities	(94,615)	(159,957)	—
Proceeds from sale of investments	86,921	145,369	—
Acquisitions	—	—	(3,090)
Disposal of capital assets	3,453	9,845	3,797
Net cash used in investing activities	(228,715)	(268,323)	(282,771)

Cash flows from financing activities:
Net (repayments of) proceeds from commercial paper	84,300	(51,993)	(304,700)
Proceeds from issuance of debt	—	200,000	300,000
Repayment of Senior Notes	—	(150,000)	—
Net proceeds from sale of common stock	58,952	38,253	64,547
Purchase of treasury stock	(761,887)	(578,066)	(426,852)
Income tax benefit from exercise of stock options	16,523	10,608	—
Payments of capital lease obligations	(11,360)	—	—
Other	(7,911)	(6,478)	(349)
Net cash used in financing activities	(621,383)	(537,676)	(367,354)

Net increase (decrease) in cash and cash equivalents	(4,904)	16,748	(2,042)
Cash and cash equivalents at beginning of year	91,558	74,810	76,852
Cash and cash equivalents at end of year	$86,654	$91,558	$74,810

Supplemental cash flow information:
Interest paid, net of interest cost capitalized	$116,580	$104,929	$98,937
Income taxes paid	$299,566	$267,913	$339,245
Assets acquired through capital lease	$69,325	$—	$—

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity

(in thousands)	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at August 28, 2004	89,393	$894	$414,231	$580,147	$(15,653)	$(808,226)	$171,393
Net income				571,019			571,019
Minimum pension liability, net of taxes of ($16,925)					(25,293)		(25,293)
Foreign currency translation adjustment					5,160		5,160
Net gains on outstanding derivatives, net of taxes of $1,589					2,717		2,717
Reclassification of derivative ineffectiveness into earnings, net of taxes of ($1,740)					(2,900)		(2,900)
Reclassification of net gains on derivatives into earnings					(612)		(612)
Comprehensive income							550,091
Purchase of 4,822 shares of treasury stock						(426,852)	(426,852)
Retirement of treasury stock	(10,000)	(100)	(48,300)	(780,890)		829,290	—
Sale of common stock under stock option and stock purchase plans	1,718	17	64,530				64,547
Income tax benefit from exercise of stock options			31,828				31,828
Balance at August 27, 2005	81,111	811	462,289	370,276	(36,581)	(405,788)	391,007
Net income				569,275			569,275
Minimum pension liability, net of taxes of $14,624					22,532		22,532
Foreign currency translation adjustment					(4,410)		(4,410)
Unrealized loss adjustment on marketable securities, net of taxes of ($98)					(181)		(181)
Net gains on outstanding derivatives, net of taxes of $2,152					3,752		3,752
Reclassification of net gains on derivatives into earnings					(612)		(612)
Comprehensive income							590,356
Purchase of 6,187 shares of treasury stock						(578,066)	(578,066)
Retirement of treasury stock	(4,600)	(46)	(27,633)	(380,343)		408,022	—
Sale of common stock under stock option and stock purchase plans	729	7	38,246				38,253
Share-based compensation expense			17,370				17,370
Income tax benefit from exercise of stock options			10,608				10,608
Balance at August 26, 2006	77,240	772	500,880	559,208	(15,500)	(575,832)	469,528
Net income				595,672			595,672
Minimum pension liability, net of taxes of $9,176					14,218		14,218
Foreign currency translation
adjustment					(3,240)		(3,240)
Unrealized gain adjustment on
marketable securities, net of taxes
$56					104		104
Net losses on outstanding
derivatives net of taxes of ($1,627)					(2,813)		(2,813)
Reclassification of net gains on
derivatives into earnings					(612)		(612)
Comprehensive income							603,329
Cumulative effect of adopting SFAS
158, net of taxes of ($1,089)					(1,707)		(1,707)
Purchase of 6,032 shares of
treasury stock						(761,887)	(761,887)
Retirement of treasury stock	(6,900)	(68)	(49,404)	(608,831)		658,303	—
Sale of common stock under stock option and stock purchase plans	910	9	58,943				58,952
Share-based compensation expense			18,462				18,462
Income tax benefit from exercise of
stock options			16,523				16,523
Balance at August 25, 2007	71,250	$713	$545,404	$546,049	$(9,550)	$(679,416)	$403,200

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note A - Significant Accounting Policies

Business: AutoZone, Inc. and its wholly owned subsidiaries (“AutoZone” or the “Company”) is principally a retailer and distributor of automotive parts and accessories. At the end of fiscal 2007, the Company operated 3,933 domestic stores in the United States and Puerto Rico, and 123 stores in Mexico. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. Many of the stores have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers and service stations. The Company also sells the ALLDATA brand automotive diagnostic and repair software. On the web at www.autozone.com, the Company sells diagnostic and repair information, auto and light truck parts, and accessories.

Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks ending on the last Saturday in August.

Basis of Presentation: The consolidated financial statements include the accounts of AutoZone, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements. Actual results could differ from those estimates.

Cash Equivalents: Cash equivalents consist of investments with original maturities of 90 days or less at the date of purchase. Excluded from cash equivalents are investments in money market accounts, held by the Company’s wholly owned insurance captive that was established during fiscal 2004. These investments approximated $5.2 million at August 25, 2007, and $8.0 million at August 26, 2006. They are included within the other current assets caption and are recorded at cost, which approximates market value, due to the short maturity of the investments. Also included in cash equivalents are proceeds due from credit and debit card transactions with settlement terms of less than 5 days. Credit and debit card receivables included within cash equivalents were $22.7 million at August 25, 2007 and $21.6 million at August 26, 2006.

Marketable Securities: During fiscal 2006, the Company began investing a portion of its assets held by the Company’s wholly owned insurance captive in marketable debt securities. The Company accounts for these securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and accordingly, classifies them as available-for-sale. The Company includes the securities within the other current assets caption and records the amounts at fair market value, which is determined using quoted market prices at the end of the reporting period. Unrealized gains and losses on these marketable securities are recorded in accumulated other comprehensive income, net of tax.

The Company’s available-for-sale financial instruments consisted of the following at:

(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
August 25, 2007	$57,245	$33	$(152)	$57,126
August 26, 2006	$46,801	$13	$(292)	$46,522

The debt securities held at August 25, 2007, had contractual maturities ranging from less than one year to approximately 2 years. The Company did not realize any material gains or losses on its marketable securities during fiscal 2007. Prior to 2006, the Company did not invest in any securities required to be accounted for under SFAS 115.

Accounts Receivable: Accounts receivable consists of receivables from customers and vendors, and are presented net of an allowance for uncollectible accounts. AutoZone routinely grants credit to certain of its commercial customers. The risk of credit loss in its trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms and sales to a large number of customers, as well as the low revenue per transaction for most of its sales. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable. Historically, credit losses have been within management’s expectations and the allowances for uncollectible accounts were $17.7 million at August 25, 2007, and $13.7 million at August 26, 2006. The Company routinely sells the majority of its receivables to a third party at a discount for cash with limited recourse. AutoZone has recorded a $1.8 million recourse reserve related to the $55.3 million in outstanding factored receivables at August 25, 2007. The recourse reserve at August 26, 2006 approximated $1.0 million related to the $53.4 million in outstanding factored receivables.

Merchandise Inventories: Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. Included in inventory are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s inventory balances are effectively maintained under the first-in, first-out method as the Company’s policy is not to write up inventory for favorable LIFO adjustments, resulting in cost of sales being reflected at the higher amount. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on our merchandise purchases, was $227.9 million at August 25, 2007, and $198.3 million at August 26, 2006.

AutoZone has entered into pay-on-scan (“POS”) arrangements with certain vendors, whereby AutoZone will not purchase merchandise supplied by a vendor until that merchandise is ultimately sold to AutoZone’s customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to AutoZone’s customers. Since the Company does not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded in the Company’s balance sheet. Upon the sale of the merchandise to AutoZone’s customers, AutoZone recognizes the liability for the goods and pays the vendor in accordance with the agreed-upon terms. Although AutoZone does not hold title to the goods, AutoZone controls pricing and has credit collection risk and therefore, gross revenues under POS arrangements are included in net sales in the income statement. Sales of merchandise under POS arrangements approximated $170.0 million in fiscal 2007, $390.0 million in fiscal 2006, and $460.0 million in fiscal 2005. Merchandise under POS arrangements was $22.4 million at August 25, 2007 and $92.1 million at August 26, 2006.

Property and Equipment: Property and equipment is stated at cost. Depreciation and amortization are computed principally using the straight-line method over the following estimated useful lives: buildings, 40 to 50 years; building improvements, 5 to 15 years; equipment, 3 to 10 years; and leasehold improvements, over the shorter of the asset’s estimated useful life or the remaining lease term, which includes any reasonably assured renewal periods. Depreciation and amortization include amortization of assets under capital lease.

Impairment of Long-Lived Assets: In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company evaluates the recoverability of the carrying amounts of the assets covered by this standard annually and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. As part of the evaluation, the Company reviews performance at the store level to identify any stores with current period operating losses that should be considered for impairment. The Company compares the sum of the undiscounted expected future cash flows with the carrying amounts of the assets. If impairments are indicated, the amount by which the carrying amount of the assets exceeds the fair value of the assets is recognized as an impairment loss where fair value is estimated based on discounted cash flows. No significant impairment losses were recorded in the three years ended August 25, 2007.

Goodwill: The cost in excess of fair value of identifiable net assets of businesses acquired is recorded as goodwill. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill has not been amortized since fiscal 2001, but an analysis is performed at least annually to compare the fair value of the reporting unit to the carrying amount to determine if any impairment exists. The Company performs its annual impairment assessment in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. No impairment losses were recorded in the three years ended August 25, 2007.

Derivative Instruments and Hedging Activities: AutoZone is exposed to market risk from, among other things, changes in interest rates, foreign exchange rates and fuel prices. From time to time, the Company uses various financial instruments to reduce such risks. To date, based upon the Company’s current level of foreign operations, hedging costs and past changes in the associated foreign exchange rates, no derivative instruments have been utilized to reduce foreign exchange rate risk. All of the Company’s hedging activities are governed by guidelines that are authorized by AutoZone’s Board of Directors. Further, the Company does not buy or sell financial instruments for trading purposes.

AutoZone’s financial market risk results primarily from changes in interest rates. At times, AutoZone reduces its exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts, treasury lock agreements and forward-starting interest rate swaps. The Company complies with Statement of Financial Accounting Standards Nos. 133, 137, 138 and 149 (collectively “SFAS 133”) pertaining to the accounting for these derivatives and hedging activities which require all such interest rate hedge instruments to be recorded on the balance sheet at fair value. All of the Company’s interest rate hedge instruments are designated as cash flow hedges. Refer to “Note E - Derivative Instruments and Hedging Activities” for additional disclosures regarding the Company’s derivative instruments and hedging activities. Cash flows related to these instruments designated as qualifying hedges are reflected in the accompanying consolidated statements of cash flows in the same categories as the cash flows from the items being hedged. Accordingly, cash flows relating to the settlement of interest rate derivatives hedging the forecasted issuance of debt have been reflected upon settlement as a component of financing cash flows. The resulting gain or loss from such settlement is deferred to other comprehensive loss and reclassified to interest expense over the term of the underlying debt. This reclassification of the deferred gains and losses impacts the interest expense recognized on the underlying debt that was hedged and is therefore reflected as a component of operating cash flows in periods subsequent to settlement. The periodic settlement of interest rate derivatives hedging outstanding variable rate debt is recorded as an adjustment to interest expense and is therefore reflected as a component of operating cash flows.

Foreign Currency: The Company accounts for its Mexican operations using the Mexican peso as the functional currency and converts its financial statements from Mexican pesos to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” The cumulative loss on currency translation is recorded as a component of accumulated other comprehensive loss and approximated $15.8 million at August 25, 2007 and $12.5 million at August 26, 2006.

Self-Insurance Reserves: The Company retains a significant portion of the risks associated with workers’ compensation, employee health, general, products liability, property and automotive insurance. Through various methods, which include analyses of historical trends and utilization of actuaries, the Company estimates the costs of these risks. The actuarial estimated long-term portions of these liabilities are recorded at our estimate of their net present value.

Deferred Rent: The Company recognizes rent expense on a straight-line basis over the course of the lease term, which includes any reasonably assured renewal periods, beginning on the date the Company takes physical possession of the property (see “Note J - Leases”). Differences between this calculated expense and cash payments are recorded as a liability in accrued expenses and other liabilities on the accompanying balance sheet. This deferred rent approximated $42.6 million as of August 25, 2007 and $31.1 million as of August 26, 2006.

Financial Instruments: The Company has financial instruments, including cash and cash equivalents, accounts receivable, other current assets and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short maturities. A discussion of the carrying values and fair values of the Company’s debt is included in “Note F - Financing,” marketable securities is included in “Note A - Marketable Securities,” and derivatives is included in “Note E- Derivative Instruments and Hedging Activities.”

Income Taxes: The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Sales and Use Taxes: Governmental authorities assess sales and use taxes on the sale of goods and services. The Company excludes taxes collected from customers in its reported sales results; such amounts are reflected as accrued expenses and other until remitted to the taxing authorities.

Revenue Recognition: The Company recognizes sales at the time the sale is made and the product is delivered to the customer. Revenue from sales are presented net of allowances for estimated sales returns, which are based on historical return rates.

A portion of the Company's transactions include the sale of auto parts that contain a core component. The core component represents the recyclable portion of the auto part. Customers are not charged for the core component of the new part if a used core is returned at the point of sale of the new part; otherwise the Company charges customers a specified amount for the core component. The Company refunds that same amount upon the customer returning a used core to the store at a later date. The Company does not recognize sales or cost of sales for the core component of these transactions when a used part is returned or expected to be returned from the customer.

Vendor Allowances and Advertising Costs: The Company receives various payments and allowances from its vendors based on the volume of purchases and for services that AutoZone provides to the vendors. Monies received from vendors include rebates, allowances and promotional funds. The amounts to be received are subject to purchase volumes and the terms of the vendor agreements, which generally do not state an expiration date, but are subject to ongoing negotiations that may be impacted in the future based on changes in market conditions, vendor marketing strategies and changes in the profitability or sell-through of the related merchandise. The Company’s level of advertising and other operating, selling, general and administrative expenditures are not dependent on vendor allowances.

Rebates and other miscellaneous incentives are earned based on purchases or product sales and are accrued ratably over the purchase or sale of the related product, but only if it is reasonably certain that the required volume levels will be reached. These monies are recorded as a reduction of inventories and are recognized as a reduction to cost of sales as the related inventories are sold.

For all allowances and promotional funds earned under vendor funding, the Company applies the guidance pursuant to the Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”), by recording the vendor funds as a reduction of inventories that are recognized as a reduction to cost of sales as the inventories are sold. The Company’s vendor funding arrangements do not provide for any reimbursement arrangements that are for specific, incremental, identifiable costs that are permitted under EITF 02-16 for the funding to be recorded as a reduction to advertising or other operating, selling, general and administrative expenses.

Advertising expense was approximately $85.9 million in fiscal 2007, $78.1 million in fiscal 2006, and $90.3 million in fiscal 2005. The Company expenses advertising costs as incurred.

Warranty Costs: The Company or the vendors supplying its products provide its customers with limited warranties on certain products. Estimated warranty obligations for which the Company is responsible are based on historical experience, provided at the time of sale of the product, and charged to cost of sales.

Shipping and Handling Costs: The Company does not generally charge customers separately for shipping and handling. Substantially all the cost the Company incurs to ship products to our stores is included in cost of sales.

Pre-opening Expenses: Pre-opening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Earnings Per Share: Basic earnings per share is based on the weighted average outstanding common shares. Diluted earnings per share is based on the weighted average outstanding shares adjusted for the effect of common stock equivalents, which are primarily stock options. Stock options that were not included in the diluted computation because they would have been anti-dilutive were approximately 8,000 shares at August 25, 2007, 700,000 shares at August 26, 2006, and 1.0 million shares at August 27, 2005.

Stock Options: At August 25, 2007, the Company has stock option plans that provide for the purchase of the Company’s common stock by certain of its employees and directors, which are described more fully in “Note B - Share-Based Payments.” Effective August 28, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (“SFAS 123(R)”) and began recognizing compensation expense for its share-based payments based on the fair value of the awards. See “Note B - Share-Based Payments” for further discussion.

Recent Accounting Pronouncements: The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) in June 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 will be effective for AutoZone’s fiscal year beginning August 26, 2007. The Company has not determined the effect, if any, that the adoption of FIN 48 will have on the Company’s financial position and results of operations.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 will be effective for AutoZone in fiscal 2009. The Company is still in the process of evaluating the impact, if any, that SFAS 157 will have on the Company’s financial position and results of operations.

On September 29, 2006, the FASB issued FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R" ("SFAS 158"). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status and (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions). Those changes will be reported in comprehensive income. The Company adopted the recognition and disclosure provisions of SFAS 158 during 2007 and will adopt the measurement date provisions in 2009. Please refer to Note I (Pension and Savings Plan) for further description of this adoption.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This new standard permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for AutoZone in fiscal 2009. The Company is still in the process of evaluating the impact, if any, that it will have on the Company’s financial position and results of operations.

Note B - Share-Based Payments

Effective August 28, 2005, the Company adopted SFAS 123(R) and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants and certain transactions under the Company’s other stock plans. Prior to August 28, 2005, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income prior to adopting SFAS 123(R). As the Company adopted SFAS 123(R) under the modified-prospective-transition method, results from prior periods have not been restated.

In accordance with SFAS 123(R), share-based compensation expense recognized since August 27, 2005, is based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for options granted subsequent to the adoption date; and c) the discount on shares sold to employees under employee stock purchase plans post-adoption, which represents the difference between the grant date fair value and the employee purchase price.

Total share-based expense (a component of operating, selling, general and administrative expenses) was $18.5 million related to stock options and share purchase plans for fiscal 2007 and $17.4 million in the previous year. Beginning in fiscal 2006, excess tax benefits, tax deductions in excess of recognized compensation cost, are classified as a financing cash inflow in accordance with SFAS 123(R).

The following sentence illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for fiscal 2005. For fiscal 2005, the Company had net income of $571.0 million, pro-forma stock-based employee compensation expense of $11.3 million, pro-forma net income of $559.8 million and pro-forma basic and diluted EPS of $7.12 and $7.03, respectively. The value of the options was estimated using the Black-Scholes-Merton multiple option pricing model for the option grants.

Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense disclosed for the forfeited awards ($7.3 million in fiscal 2005) was reversed to reduce pro forma expense for that period.

AutoZone grants options to purchase common stock to certain of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. Options have a term of 10 years or 10 years and one day from grant date. Director options generally vest three years from grant date. Employee options generally vest in equal annual installments on the first, second, third and fourth anniversaries of the grant date. Employees and directors generally have 30 days after the service relationship ends, or one year after death, to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.

The weighted average for key assumptions used in determining the fair value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Year Ended
	August 25, 2007	August 26, 2006	August 27, 2005

Expected price volatility	26%	35%	36%
Risk-free interest rates	4.6%	4.1%	2.8%
Weighted average expected lives in years	3.9	3.3	3.5
Forfeiture rate	10%	10%	n/a
Dividend yield	0%	0%	0%

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

Expected Lives - This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Options granted have a maximum term of ten years or ten years and one day. An increase in the expected life will increase compensation expense.

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

The Company generally issues new shares when options are exercised. A summary of outstanding stock options is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding August 28, 2004	5,011,706	$54.42
Granted	1,099,465	77.74
Exercised	(1,741,312)	38.85
Canceled	(532,373)	70.91
Outstanding August 27, 2005	3,837,486	65.87
Granted	749,452	82.75
Exercised	(737,515)	54.48
Canceled	(493,881)	75.49
Outstanding August 26, 2006	3,355,542	70.73
Granted	695,298	104.64
Exercised	(934,677)	66.90
Canceled	(159,398)	83.19
Outstanding August 25, 2007	2,956,765	$79.24

The following table summarizes information about stock options outstanding at August 25, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Number Exercisable	Weighted Average Exercise Price

$22.00 - $75.64	1,181,091	$58.44	5.04	884,233	$52.67
$82.00 - $89.18	987,334	85.35	7.16	387,969	87.12
$89.30 - $103.44	744,262	101.59	8.89	40,000	95.32
$116.35 - 129.63	44,078	122.43	9.47	—	—
$22.00 - $129.63	2,956,765	$79.24	6.78	1,312,202	$64.15

At August 25, 2007, the aggregate intrinsic value of all outstanding options was $130 million with a weighted average remaining contractual term of 6.8 years, of which 1,312,202 of the outstanding options are currently exercisable with an aggregate intrinsic value of $77.6 million, a weighted average exercise price of $64.15 and a weighted average remaining contractual term of 5.1 years. Shares reserved for future option grants approximated 4.6 million at August 25, 2007. The weighted average grant date fair value of options granted was $29.04 during fiscal 2007 and $22.86 during fiscal 2006. The intrinsic value of options exercised was $47 million in fiscal 2007 and $27 million in fiscal 2006.

Under the AutoZone, Inc. 2003 Director Compensation Plan, a non-employee director may receive no more than one-half of his or her director fees immediately in cash, and the remainder of the fees must be taken in common stock or may be deferred in units with value equivalent to the value of shares of common stock as of the grant date (“Stock Units”). At August 25, 2007, the Company has $2.6 million accrued related to 21,323 director units issued under the current and prior plans with 84,681 shares of common stock reserved for future issuance under the current plan.

Under the AutoZone, Inc. 2003 Director Stock Option Plan, each non-employee director receives an option to purchase 1,500 shares of common stock on January 1 of each year, and each director who owns common stock or Stock Units worth at least five times the annual retainer fee receives an additional option to purchase 1,500 shares. In addition, each new director receives an option to purchase 3,000 shares upon election to the Board of Directors, plus a portion of the annual directors’ option grant prorated for the portion of the year actually served in office. These stock option grants are made at the fair market value as of the grant date. At August 25, 2007, there were 95,552 outstanding options with 287,948 shares of common stock reserved for future issuance under this plan.

During June, 2007, the Board of Directors approved certain changes to the Director Compensation Plan and Director Stock Option Plan. For further discussion on the changes, see the Proxy Statement for Annual Meeting of Stockholders on December 12, 2007.

The Company recognized $1.1 million in expense related to the discount on the selling of shares to employees and executives under various share purchase plans in fiscal 2007 and $884,000 in the prior year. The employee stock purchase plan, which is qualified under Section 423 of the Internal Revenue Code, permits all eligible employees to purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the plan, 39,139 shares were sold to employees in fiscal 2007, 51,167 shares were sold to employees in fiscal 2006, and 59,479 shares were sold in fiscal 2005. The Company repurchased 65,152 shares at fair value in fiscal 2007, 62,293 shares at fair value in fiscal 2006, and 87,974 shares in fiscal 2005 from employees electing to sell their stock. Issuances of shares under the employee stock purchase plans are netted against repurchases and such repurchases are not included in share repurchases disclosed in “Note H - Stock Repurchase Program.” At August 25, 2007, 385,897 shares of common stock were reserved for future issuance under this plan. Additionally, executives may participate in the Amended and Restated Executive Stock Purchase Plan, which permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases under this plan were 1,257 shares in fiscal 2007, 811 shares in fiscal 2006, and 5,366 shares in fiscal 2005. At August 25, 2007, 263,037 shares of common stock were reserved for future issuance under this plan.

On December 13, 2006, stockholders approved the AutoZone, Inc. 2006 Stock Option Plan and the AutoZone, Inc. Fourth Amended and Restated Executive Stock Purchase Plan. There have been no other material modifications to the Company’s stock plans during fiscal 2007, 2006, or 2005.

Note C - Accrued Expenses and Other

Accrued expenses consisted of the following:

(in thousands)	August 25, 2007	August 26, 2006

Medical and casualty insurance claims (current portion)	$52,037	$49,844
Accrued compensation; related payroll taxes and benefits	101,467	101,089
Property and sales taxes	61,570	54,623
Accrued interest	22,241	25,377
Accrued sales and warranty returns	8,634	8,238
Capital lease obligations	16,015	—
Other	45,669	41,248
	$307,633	$280,419

The Company retains a significant portion of the insurance risks associated with workers’ compensation, employee health, general, products liability, property and automotive insurance. Beginning in fiscal 2004, a portion of these self-insured losses is managed through a wholly owned insurance captive. The Company maintains certain levels for stop-loss coverage for each self-insured plan in order to limit its liability for large claims. The limits are per claim and are $1.5 million for workers’ compensation, $500,000 for employee health, and $1.0 million for general, products liability, property, and automotive. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. Estimates are based on calculations that consider historical lag and claim development factors.

The Company or the vendors supplying its products provide its customers limited warranties on certain products that range from 30 days to lifetime warranties. In most cases, the Company’s vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate. These obligations, which are often funded by vendor allowances, are recorded as a component of accrued expenses. For vendor allowances that are in excess of the related estimated warranty expense for the vendor’s products, the excess is reclassified to inventory and recognized as a reduction to cost of sales as the related inventory is sold. Changes in the Company’s accrued sales and warranty returns during the fiscal year were minimal.

Note D - Income Taxes

The provision for income tax expense consisted of the following:

	Year Ended
(in thousands)	August 25, 2007	August 26, 2006	August 27, 2005

Current:
Federal	$292,166	$272,916	$296,849
State	23,468	23,539	21,981
	315,634	296,455	318,830
Deferred:
Federal	22,878	30,065	(11,271)
State	1,966	6,241	(5,357)
	24,844	36,306	(16,628)
	$340,478	$332,761	$302,202

A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate of 35% to income before income taxes is as follows:

	Year Ended
(in thousands)	August 25, 2007	August 26, 2006	August 27, 2005

Federal tax at statutory U.S. income tax rate	$327,653	$315,713	$305,627
State income taxes, net	16,532	19,357	10,806
Tax benefit on repatriation of foreign earnings	-	-	(16,351)
Other	(3,707)	(2,309)	2,120
	$340,478	$332,761	$302,202

The American Jobs Creation Act (the “Act”), signed into law in October 2004, provided an opportunity to repatriate foreign earnings, reinvest them in the United States, and claim an 85% dividend received deduction on the repatriated earnings provided certain criteria were met. During fiscal 2005, the Company determined that it met the criteria of the Act and began the process of repatriating approximately $36.7 million from its Mexican subsidiaries. As the Company had previously provided deferred income taxes on these amounts, the planned repatriation resulted in a $16.4 million reduction to income tax expense for fiscal 2005. During fiscal 2006, the Company completed the originally planned $36.7 million repatriation plus an additional $4.5 million in accumulated earnings.

Significant components of the Company’s deferred tax assets and liabilities were as follows:

(in thousands)	August 25, 2007	August 26, 2006

Net deferred tax assets:
Domestic net operating loss and credit carryforwards	$18,573	$18,694
Foreign net operating loss and credit carryforwards	6,257	4,017
Insurance reserves	13,683	13,748
Pension	-	9,167
Accrued benefits	20,750	14,927
Other	15,640	15,291
Total deferred tax assets	74,903	75,844
Less: Valuation allowances	(8,154)	(8,698)
Net deferred tax assets	66,749	67,146
Deferred tax liabilities:
Property and equipment	8,296	13,118
Inventory	103,233	68,449
Derivatives	2,068	3,643
Pension	2,369	-
Prepaid expenses	10,192	9,821
Other	1,412	1,576
Deferred tax liabilities	127,570	96,607
Net deferred tax liabilities	$(60,821)	$(29,461)

Deferred taxes are not provided for earnings of non-U.S. subsidiaries as such earnings are intended to be permanently reinvested in the business.

For the years ended August 25, 2007, and August 26, 2006, the Company had deferred tax assets of $9.1 million and $9.0 million from federal tax net operating losses ("NOLs") of $25.9 million and $25.7 million, and deferred tax assets of $1.8 million and $2.7 million from state tax NOLs of $51.3 million and $65.1 million, respectively. As of August 25, 2007 the Company had deferred tax assets of $3.1 million from Non-U.S. NOLs of $7.9 million. The federal, state, and Non-U.S. NOLs expire between fiscal 2008 and fiscal 2027. The Company maintains a $7.2 million valuation allowance against certain federal and state NOLs resulting primarily from annual statutory usage limitations. For the years ending August 25, 2007, and August 26, 2006, the Company had deferred tax assets of $10.9 million for federal, state and Non-U.S. income tax credit carryforwards. Certain tax credit carryforwards have no expiration date and others will expire in fiscal 2008 through fiscal 2017. A valuation allowance of $1.0 million has been established by the Company for credits subject to such expiration periods.

Note E - Derivative Instruments and Hedging Activities

AutoZone has utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. AutoZone reflects the current fair value of all interest rate hedge instruments in its consolidated balance sheets as a component of other assets. All of the Company’s interest rate hedge instruments are designated as cash flow hedges. The Company had an outstanding interest rate swap with a fair value of $5.8 million at August 25, 2007 and $10.2 million at August 26, 2006, to effectively fix the interest rate on the $300.0 million term loan entered into during December 2004. At August 28, 2004, the Company had an outstanding five-year forward-starting interest rate swap with a notional amount of $300 million. This swap had a fair value of $4.6 million at August 28, 2004 and was settled during November 2004 with no debt being issued. Consequently, $4.6 million was recognized in earnings during fiscal 2005.

The related gains and losses on interest rate hedges are deferred in stockholders’ equity as a component of other comprehensive income or loss. These deferred gains and losses are recognized in income as a decrease or increase to interest expense in the period in which the related cash flows being hedged are recognized in expense. However, to the extent that the change in value of an interest rate hedge instrument does not perfectly offset the change in the value of the cash flows being hedged, that ineffective portion is immediately recognized in income. The Company’s hedge instruments have been determined to be highly effective as of August 25, 2007.

The following table summarizes the fiscal 2007 and 2006 activity in accumulated other comprehensive loss as it relates to interest rate hedge instruments:

(in thousands)	Before-Tax Amount	Income Tax	After-Tax Amount

Accumulated net gains as of August 27, 2005	$10,618	$(1,589)	$9,029
Net gains on outstanding derivatives	5,904	(2,152)	3,752
Reclassification of net gains on derivatives into earnings	(612)	—	(612)
Accumulated net gains as of August 26, 2006	15,910	(3,741)	12,169
Net losses on outstanding derivatives	(4,440)	1,627	(2,813)
Reclassification of net gains on derivatives into earnings	(612)	—	(612)
Accumulated net gains as of August 25, 2007	$10,858	$(2,114)	$8,744

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

As of August 25, 2007, the Company estimates $600,000 of gains currently included in accumulated other comprehensive income to be reclassed into earnings within the next 12 months.

Note F - Financing

The Company’s long-term debt consisted of the following:

(in thousands)	August 25, 2007	August 26, 2006
Bank Term Loan due December 2009, effective interest rate of 4.55%	$300,000	$300,000
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	300,000	300,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
4.75% Senior Notes due November 2010, effective interest rate of 4.17%	200,000	200,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.95% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
6.5% Senior Notes due July 2008	190,000	190,000
Commercial paper, weighted average interest rate of 6.1% at August 25, 2007, and 5.3% at August 26, 2006	206,700	122,400
Other	38,918	44,757
	$1,935,618	$1,857,157

The Company maintains $1.0 billion of revolving credit facilities with a group of banks to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. These facilities expire in May 2010, may be increased to $1.3 billion at AutoZone’s election, may include up to $200 million in letters of credit, and may include up to $100 million in capital leases. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, the Company had $680.2 million in available capacity under these facilities at August 25, 2007. The rate of interest payable under the credit facilities is a function of Bank of America’s base rate or a Eurodollar rate (each as defined in the facility agreements), or a combination thereof.

The $300.0 million bank term loan entered in December 2004 was amended in April 2006 to have similar terms and conditions as the $1.0 billion credit facilities, but with a December 2009 maturity, and was further amended in August 2007 to reduce the interest rate on Euro-dollar loans. That credit agreement with a group of banks provides for a term loan, which consists of, at the Company’s election, base rate loans, Eurodollar loans or a combination thereof. The interest accrues on base rate loans at a base rate per annum equal to the higher of the prime rate or the Federal Funds Rate plus 1/2 of 1%. Interest accrues on Eurodollar loans at a defined Eurodollar rate plus the applicable percentage, which can range from 30 basis points to 90 basis points, depending upon the Company’s senior unsecured (non-credit enhanced) long-term debt rating. Based on AutoZone’s ratings at August 25, 2007, the applicable percentage on Eurodollar loans is 35 basis points. The Company may select interest periods of one, two, three or six months for Eurodollar loans, subject to availability. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. AutoZone entered into an interest rate swap agreement on December 29, 2004, to effectively fix, based on current debt ratings, the interest rate of the term loan at 4.4%. AutoZone has the option to extend loans into subsequent interest period(s) or convert them into loans of another interest rate type. The entire unpaid principal amount of the term loan will be due and payable in full on December 23, 2009, when the facility terminates. The Company may prepay the term loan in whole or in part at any time without penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of Eurodollar borrowings.

During April 2006, the $150.0 million Senior Notes maturing at that time were repaid with an increase in commercial paper. On June 8, 2006, the Company issued $200.0 million in 6.95% Senior Notes due 2016 under its existing shelf registration statement filed with the Securities and Exchange Commission on August 17, 2004. That shelf registration allowed the Company to sell up to $300 million in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt, and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. The remainder of the shelf registration was cancelled in February, 2007.

The Company’s borrowings under its Senior Notes arrangements contain minimal covenants, primarily restrictions on liens. Under its other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a provision where repayment obligations may be accelerated if AutoZone experiences a change in control (as defined in the agreements). All of the repayment obligations under the Company’s borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of August 25, 2007, the Company was in compliance with all covenants and expects to remain in compliance with all covenants.

All of the Company’s debt is unsecured. Scheduled maturities of long-term debt are as follows:

Fiscal Year	Amount (in thousands)
2008	$435,618
2009	—
2010	300,000
2011	200,000
2012	—
Thereafter	1,000,000
$1,935,618

The maturities for fiscal 2008 are classified as long-term in the fiscal 2007 consolidated balance sheet as the Company has the ability and intention to refinance them on a long-term basis.

The fair value of the Company’s debt was estimated at $1.928 billion as of August 25, 2007, and $1.825 billion as of August 26, 2006, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same remaining maturities. Such fair value is less than the carrying value of debt by $7.6 million at August 25, 2007, and $32.3 million at August 26, 2006.

Note G - Interest Expense

Net interest expense consisted of the following:

	Year Ended
(in thousands)	August 25, 2007	August 26, 2006	August 27, 2005

Interest expense	$123,311	$112,127	$104,684
Interest income	(2,819)	(2,253)	(1,162)
Capitalized interest	(1,376)	(1,985)	(1,079)
	$119,116	$107,889	$102,443

Note H - Stock Repurchase Program

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended in June 2007 to increase the repurchase authorization to $5.9 billion from $5.4 billion. From January 1998 to August 25, 2007, the Company has repurchased a total of 99.3 million shares at an aggregate cost of $5.4 billion.

The following table summarizes our share repurchase activity for the following fiscal years:

	Year Ended
(in thousands)	August 25, 2007	August 26, 2006	August 27, 2005

Amount	$761,887	$578,066	$426,852
Shares	6,032	6,187	4,822

Note I - Pension and Savings Plans

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively postretirement benefit plans) to: recognize the funded status of their postretirement benefit plans in the statement of financial position; recognize the gains or losses and prior service costs or credits as a component of other comprehensive income, net of tax, that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employers' Accounting for Pensions" (SFAS 87); measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position; and provide additional disclosures about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

For the fiscal year ending August 25, 2007, we adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on the Company’s financial condition at August 25, 2007 has been included in the accompanying consolidated financial statements as described below. SFAS 158's provisions regarding the change in the measurement date of postretirement benefit plans will require the Company to change its measurement date, beginning in fiscal year 2009, from May 31 to its fiscal year end date.

SFAS 158 requires the Company to recognize the funded status, which is the difference between the fair value of plan assets and the projected benefit obligations, of its postretirement benefit plans in the August 25, 2007 Consolidated Statement of Financial Position, with a corresponding adjustment to accumulated other comprehensive income (AOCI), net of tax. The adjustment to AOCI at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, both of which were previously netted against the plans' funded status in the Company’s Consolidated Statements of Financial Position pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension expense pursuant to the Company’s historical accounting policy for amortizing such amounts.

The effects of adopting the provisions of SFAS 158 on our Consolidated Statement of Financial Position at August 25, 2007 are presented in the following table:

Pension Balances Recorded

(in thousands)	Prior to Adopting SFAS 158	Effective of Adopting SFAS 158	As Reported
Other non-current assets	$8,780	$(2,796)	$5,984
Current liabilities	2,991	-	2,991
Deferred income tax liability, net	2,255	(1,089)	1,166
Accumulated other comprehensive loss	$746	$1,707	$2,453

The investment strategy for pension plan assets is to utilize a diversified mix of domestic and international equity portfolios, together with other investments, to earn a long-term investment return that meets the Company’s pension plan obligations. Active management and alternative investment strategies are utilized within the plan in an effort to minimize risk, while realizing investment returns in excess of market indices.

The weighted average asset allocation for our pension plan assets was as follows at June 30:

	2007		2006
	Current	Target	Current	Target
Domestic equities	30.7%	33.5%	32.0%	27.0%
International equities	27.8	23.0	24.5	30.9
Alternative investments	27.7	30.5	30.5	27.9
Real estate	11.2	11.0	11.0	12.2
Cash and cash equivalents	2.6	2.0	2.0	2.0
	100.0%	100.0%	100.0%	100.0%

The measurement date for the Company’s defined benefit pension plans is May 31 of each fiscal year.

The following table sets forth the plans’ funded status and amounts recognized in the Company’s financial statements:

	August 25,	August 26,
(in thousands)	2007(1)	2006

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	154,942	$176,325
Interest cost	9,593	9,190
Actuarial gains	(550)	(26,783)
Benefits paid	(2,921)	(3,790)
Benefit obligations at end of year	$161,064	$154,942

Change in plan assets:
Fair value of plan assets at beginning of year	$126,892	$107,551
Actual return on plan assets	27,797	17,600
Employer contributions	10,573	6,187
Benefits paid	(2,921)	(3,790)
Administrative expenses	(1,120)	(656)
Fair value of plan assets at end of year	$161,221	$126,892

Reconciliation of funded status:
Funded (underfunded) status of the plans	$157	($28,050)
Contributions from measurement date to fiscal year-end	2,836	3,017
Unrecognized net actuarial losses	-	21,464
Unamortized prior service cost	-	105
Net amount recognized	$2,993	($3,464)

Amount Recognized in the Statement of Financial Position:
Noncurrent other assets	$5,984	-
Current liabilities	(2,991)	(7,006)
Long-term liabilities	-	(21,044)
Intangible assets	-	105
Accumulated other comprehensive loss	-	24,481
Net amount recognized	$2,993	($3,464)

Amount Recognized in AOCI and not yet reflected in Net Periodic
Benefit Cost:
Net actuarial loss	($3,830)
Prior service cost	(159)
AOCI	(3,989)

Amount Recognized in AOCI and not yet reflected in Net Periodic
Benefit Cost and expected to be amortized in next year’s net periodic benefit cost:
Net actuarial loss	$97
Prior service cost	99
Amount recognized	$196

(1) Incorporates the provisions of SFAS 158 adopted on August 25, 2007.

	Year Ended
	August 25,	August 26,	August 27,
(in thousands)	2007	2006	2005

Components of net periodic benefit cost:
Interest cost	$9,593	$9,190	$8,290
Expected return on plan assets	(10,343)	(8,573)	(8,107)
Amortization of prior service cost	(54)	(627)	(644)
Recognized net actuarial losses	751	5,645	1,000
Net periodic benefit cost	$(53)	$5,635	$539

The actuarial assumptions were as follows:

	2007	2006	2005
Weighted average discount rate	6.25%	6.25%	5.25%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%

As the plan benefits are frozen, increases in future compensation levels no longer impact the calculation and there is no service cost. The discount rate is determined as of the measurement date with the assistance of actuaries, who calculate the yield on a portfolio of high-grade corporate bonds with cash flows that generally match our expected benefit payments in future years. The expected long-term rate of return on plan assets is based on the historical relationships between the investment classes and the capital markets, updated for current conditions. Prior service cost is amortized over the estimated average remaining service period of active plan participants as of the date the prior service base is established, and the unrecognized actuarial loss is amortized over the estimated remaining service period of 7.81 years at August 25, 2007.

The Company makes annual contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The Company contributed $13.4 million to the plans in fiscal 2007, $9.2 million to the plans in fiscal 2006, and no contributions to the plans in fiscal 2005. Based on current projections, we expect to contribute approximately $3.0 million to the plan in fiscal 2008; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

Based on current assumptions about future events, benefit payments are expected to be paid as follows for each of the following plan years. Actual benefit payments may vary significantly from the following estimates:

Plan Year Ending December 31	Amount (in thousands)
2007	$3,506
2008	4,114
2009	4,742
2010	5,318
2011	5,847
2012 - 2016	39,101

The Company has a 401(k) plan that covers all domestic employees who meet the plan’s participation requirements. The plan features include Company matching contributions, immediate 100% vesting of Company contributions and a savings option to 25% of qualified earnings. The Company makes matching contributions, per pay period, up to a specified percentage of employees’ contributions as approved by the Board of Directors. The Company made matching contributions to employee accounts in connection with the 401(k) plan of $9.5 million in fiscal 2007, $8.6 million in fiscal 2006, and $8.4 million in fiscal 2005.

Note J - Leases

The Company leases some of its retail stores, distribution centers, facilities, land and equipment, including vehicles. Most of these leases are operating leases and include renewal options, at the Company’s election, and some include options to purchase and provisions for percentage rent based on sales. Rental expense was $152.5 million in fiscal 2007, $143.9 million in fiscal 2006, and $150.6 million in fiscal 2005. Percentage rentals were insignificant.

The Company has a fleet of vehicles used for delivery to our commercial customers and travel for members of field management. The majority of these vehicles are held under capital lease. At August 25, 2007, the Company had capital lease assets of $54.4 million, net of accumulated amortization of $11.2 million, and capital lease obligations of $55.1 million. The $16.0 million current portion of these obligations was recorded as a component of other current liabilities and the $39.1 million long-term portion was recorded as a component of other long-term liabilities in the consolidated balance sheet.

Based on clarifications from the Securities and Exchange Commission, during fiscal 2005, the Company completed a detailed review of its accounting for rent expense and expected useful lives of leasehold improvements. The Company noted inconsistencies in the periods used to amortize leasehold improvements and the periods used to straight-line rent expense. The Company revised its policy to record rent for all operating leases on a straight-line basis over the lease term, including any reasonably assured renewal periods and the period of time prior to the lease term that the Company is in possession of the leased space for the purpose of installing leasehold improvements. Differences between recorded rent expense and cash payments are recorded as a liability in accrued expenses and other long-term liabilities on the balance sheet. This deferred rent approximated $42.6 million on August 25, 2007 and $31.1 million on August 26, 2006. Additionally, all leasehold improvements are amortized over the lesser of their useful life or the remainder of the lease term, including any reasonably assured renewal periods, in effect when the leasehold improvements are placed in service. During the quarter ended February 12, 2005, the Company recorded an adjustment in the amount of $40.3 million pre-tax ($25.4 million after-tax), which lowered fiscal 2005 diluted earnings per share by $0.32. This adjustment included the impact on prior years, to reflect additional amortization of leasehold improvements and additional rent expense as if this new policy had always been followed by the Company. The impact of the adjustment on any prior year would have been immaterial.

Minimum annual rental commitments under non-cancelable operating leases and capital leases were as follows at the end of fiscal 2007:

	(amounts in thousands)
	Operating	Capital
Fiscal Year	Leases	Leases
2008	$171,163	$16,015
2009	155,446	15,535
2010	136,524	13,393
2011	117,452	10,404
2012	97,532	7,163
Thereafter	634,135	-
Total minimum payments required	$1,312,252	62,510
Less: interest		(7,422)
Present value of minimum capital lease payments		$55,088

In connection with the Company’s December 2001 sale of the TruckPro business, the Company subleased some properties to the purchaser for an initial term of not less than 20 years. The Company’s remaining aggregate rental obligation at August 25, 2007 of $25.3 million is included in the above table, but the obligation is entirely offset by the sublease rental agreement.

Note K - Commitments and Contingencies

Construction commitments, primarily for new stores, totaled approximately $23.8 million at August 25, 2007.

The Company had $113.3 million in outstanding standby letters of credit and $11.3 million in surety bonds as of August 25, 2007, which all have expiration periods of less than one year. A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover reimbursement obligations to our workers’ compensation carriers. There are no additional contingent liabilities associated with these instruments as the underlying liabilities are already reflected in our consolidated balance sheet. The standby letters of credit and surety bonds arrangements have automatic renewal clauses.

Note L - Litigation

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

On June 22, 2005, the Attorney General of the State of California, in conjunction with District Attorneys for San Bernardino, San Joaquin and Monterey Counties, filed suit in the San Bernardino County Superior Court against AutoZone, Inc. and its California subsidiaries. The San Diego County District Attorney later joined the suit. The lawsuit alleges that AutoZone failed to follow various state statutes and regulation governing the storage and handling of used motor oil and other materials collected for recycling or used for cleaning AutoZone stores and parking lots. The suit sought $12 million in penalties and injunctive relief. On June 1, 2007, AutoZone and the State entered into a Stipulated Final Judgment by Consent. The Stipulated Final Judgment amended the suit to also allege weights and measures (pricing) violations. Pursuant to this Judgment, AutoZone is enjoined from committing these types of violations and agreed to pay civil penalties in the amount of $1.8 million, including $1.5 million in cash and a $300,000 credit for work performed to insure compliance.

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

Note M - Segment Reporting

The Company manages its business on the basis of one reportable segment. See “Note A - Significant Accounting Policies” for a brief description of the Company’s business. As of August 25, 2007, the majority of the Company’s operations were located within the United States. Other operations include ALLDATA and the Mexico locations, each of which comprises less than 3% of consolidated net sales. The following data is presented in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information:”

(in thousands)	August 25, 2007	August 26, 2006	August 27, 2005

Primary business focus:
Domestic Retail	$5,160,511	$4,989,266	$4,795,648
Domestic Commercial	705,567	708,715	718,150
Other	303,726	250,374	197,084
Net sales	$6,169,804	$5,948,355	$5,710,882

Quarterly Summary (1)
(unaudited)

	Twelve Weeks Ended			Sixteen Weeks Ended
(in thousands, except per share data)	November 18, 2006	February 10, 2007	May 5, 2007	August 25, 2007

Net sales	$1,393,069	$1,300,357	$1,473,671	$2,002,707
Increase (decrease) in domestic comparable store sales	0.3%	(0.3)%	0.4%	(0.2)%
Gross profit	685,295	639,212	735,399	1,004,344
Operating profit	222,996	188,923	264,977	378,369
Income before income taxes	195,903	162,105	237,862	340,279
Net income	123,889	103,016	151,591	217,175
Basic earnings per share	1.74	1.46	2.19	3.26
Diluted earnings per share	1.73	1.45	2.17	3.23

(in thousands, except per share data)	November 19, 2005	February 11, 2006	May 6, 2006	August 26, 2006

Net sales	$1,338,076	$1,253,815	$1,417,433	$1,939,031
Increase (decrease) in domestic comparable store sales	0.8%	0.4%	2.1%	(0.9)%
Gross profit	655,529	616,190	704,041	962,761
Operating profit	205,293	178,345	253,169	373,118
Income before income taxes	181,554	154,012	228,248	338,222
Net income	114,374	97,022	144,428	213,451
Basic earnings per share	1.49	1.26	1.90	2.94
Diluted earnings per share	1.48	1.25	1.89	2.92

(1)
The sum of quarterly amounts may not equal the annual amounts reported due to rounding and due to per share amounts being computed independently for each quarter while the full year is based on the annual weighted average shares outstanding.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of August 25, 2007, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 25, 2007. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective. During or subsequent to the fiscal year ended August 25, 2007, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in Part I of this document in the section entitled “Executive Officers of the Registrant,” is incorporated herein by reference in response to this item. Additionally, the information contained in AutoZone, Inc.’s Proxy Statement dated October 22, 2007, in the sections entitled “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.

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

Item 11. Executive Compensation

The information contained in AutoZone, Inc.’s Proxy Statement dated October 22, 2007, in the section entitled “Executive Compensation,” is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in AutoZone, Inc.’s Proxy Statement dated October 22, 2007, in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The information contained in AutoZone, Inc.’s Proxy Statement dated October 22, 2007, in the section entitled “Proposal 2 - Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following information required under this item is filed as part of this report

(a) Financial Statements

The following financial statements, related notes and reports of independent registered public accounting firm are filed with this Annual Report in Part II, Item 8:

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
William C. Rhodes, III Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: October 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ William C. Rhodes, III	Chairman, President and Chief Executive Officer	October 22, 2007
William C. Rhodes, III	(Principal Executive Officer)

/s/ William T. Giles	Chief Financial Officer and Executive Vice President,	October 22, 2007
William T. Giles	Finance, Information Technology and Store Development
(Principal Financial Officer)

/s/ Charlie Pleas, III	Senior Vice President, Controller	October 22, 2007
Charlie Pleas, III	(Principal Accounting Officer)

/s/ Charles M. Elson	Director	October 22, 2007
Charles M. Elson

/s/ Sue E. Gove	Director	October 22, 2007
Sue E. Gove

/s/ Earl G. Graves, Jr.	Director	October 22, 2007
Earl G. Graves, Jr.

/s/ N. Gerry House	Director	October 22, 2007
N. Gerry House

/s/ J.R. Hyde, III	Director	October 22, 2007
J.R. Hyde, III

/s/ W. Andrew McKenna	Director	October 22, 2007
W. Andrew McKenna

/s/ George R. Mrkonic, Jr.	Director	October 22, 2007
George R. Mrkonic, Jr.

/s/ Theodore W. Ullyot	Director	October 22, 2007
Theodore W. Ullyot

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Fourth Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 99.2 to the Form 8-K dated September 28, 2007.

4.1	Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 17, 1998.

4.2	Fourth Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.1 to the Form 8-K dated September 28, 2007.

4.3	Indenture dated as of August 8, 2003, between AutoZone, Inc. and Bank One Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to the Form S-3 (No. 333-107828) filed August 11, 2003.

*10.1	Fourth Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 4, 2002.

*10.2	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended August 26, 2000.

*10.3	Third Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.3 to the Form 10-K for the fiscal year ended August 30, 2003.

*10.4	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 23, 2002.

*10.5	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 23, 2002.

*10.6	AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended February 12, 2000.

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

*10.10
AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Appendix D to the definitive proxy statement dated November 1, 2002, for the annual meeting of stockholders held December 12, 2002.

*10.11	Amended and Restated AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended February 15, 2003.

*10.12
Amended and Restated Employment and Non-Compete Agreement between Steve Odland and AutoZone, Inc., dated October 23, 2003. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 22, 2003.

10.13
Amended and Restated Five-Year Credit Agreement dated as of May 17, 2004, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Fleet National Bank, as Administrative Agent and Citicorp USA, Inc., as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 8, 2004.

10.14
AutoZone, Inc. 2005 Executive Incentive Compensation Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated October 27, 2004, for the Annual Meeting of Stockholders held December 16, 2004.

10.15
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

10.16
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

*10.18
Description of severance agreement between AutoZone, Inc. and William C. Rhodes, III. Incorporated by reference to Exhibit 10.22 to the Form 10-K for the fiscal year ended August 27, 2005, and the Form 8-K dated September 28, 2007.

10.19	Agreement dated as of October 19, 2005, between AutoZone, Inc. and Michael E. Longo. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 6, 2006.

10.20	Offer letter dated April 13, 2006, to William T. Giles. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended May 6, 2006.

10.21
First Amendment dated as of May 5, 2006, to the Credit Agreement dated as of December 23, 2004, among AutoZone, Inc., as Borrower, the Several Lenders from time to time party thereto, Bank of America, N.A, as Administrative Agent, and Wachovia Bank, National Association, as Syndication Agent. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended May 6, 2006.

10.22
Second Amendment dated as of August 3, 2007, to the Credit Agreement dated as of December 23, 2004, (as amended by the First Amendment to Credit Agreement dated as of May 5, 2006) among AutoZone, Inc., as Borrower, the Several Lenders from time to time party thereto, Bank of America, N.A, as Administrative Agent, and Wachovia Bank, National Association, as Syndication Agent.

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

10.25	AutoZone, Inc. 2006 Stock Option Plan. Incorporated by reference to Appendix A to the definitive proxy statement dated October 25, 2006, for the annual meeting of stockholders held December 13, 2006.

10.26	Form of Stock Option Agreement.

10.27
AutoZone, Inc. Fourth Amended and Restated Executive Stock Purchase Plan. Incorporated by reference to Appendix B to the definitive proxy statement dated October 25, 2006, for the annual meeting of stockholders held December 13, 2006.

10.28	Agreement dated January 19, 2007, between AutoZone, Inc. and Bradley W. Bacon. Incorporated by reference to Exhibit 99.1 to the Form 8-K dated January 19, 2007.

10.29	Offer letter dated March 19, 2007, to Larry Roesel. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 5, 2007.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethical Conduct. Incorporated by reference to Exhibit 14.1 of the Form 10-K for the fiscal year ended August 30, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.