Form 10-Q
period 2007-11-17
AUTOZONE INC
filed 2007-12-14
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 17, 2007, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to ________.

Commission file number 1-10714

AUTOZONE, INC.
(Exact name of registrant as specified in its charter)

Nevada	62-1482048
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Common Stock, $.01 Par Value - 63,178,650 shares outstanding as of December 6, 2007.

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
EX.31.1 SECTION 302 CERTIFICATION OF PEO
EX.31.2 SECTION 302 CERTIFICATION OF PFO
EX.32.1 SECTION 906 CERTIFICATION OF PEO
EX.32.2 SECTION 906 CERTIFICATION OF PFO

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	November 17, 2007	August 25, 2007
ASSETS
Current assets
Cash and cash equivalents	$79,813	$86,654
Accounts receivable	53,900	59,876
Merchandise inventories	2,051,524	2,007,430
Other current assets	134,500	116,495
Total current assets	2,319,737	2,270,455

Property and equipment
Property and equipment	3,440,810	3,395,545
Less: Accumulated depreciation and amortization	1,252,275	1,217,703
	2,188,535	2,177,842
Other assets
Goodwill, net of accumulated amortization	302,645	302,645
Deferred income taxes	36,280	21,331
Other long-term assets	27,020	32,436
	365,945	356,412
	$4,874,217	$4,804,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,844,940	$1,870,668
Accrued expenses and other	326,129	307,633
Income taxes payable	78,368	25,442
Deferred income taxes	69,833	82,152
Total current liabilities	2,319,270	2,285,895

Debt	2,161,070	1,935,618
Other liabilities	222,824	179,996
Stockholders’ equity	171,053	403,200391,007
	$4,874,217	$4,804,709

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Twelve Weeks Ended
	November 17, 2007	November 18, 2006

Net sales	$1,455,655	$1,393,069
Cost of sales, including warehouse
and delivery expenses	729,207	707,774
Operating, selling, general and
administrative expenses	489,073	462,299
Operating profit	237,375	222,996
Interest expense, net	28,062	27,093
Income before income taxes	209,313	195,903
Income taxes	76,797	72,014
Net income	$132,516	$123,889

Weighted average shares
for basic earnings per share	64,855	71,082
Effect of dilutive stock equivalents	589	731
Adjusted weighted average shares
for diluted earnings per share	65,444	71,813

Basic earnings per share	$2.04	$1.74
Diluted earnings per share	$2.02	$1.73

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Twelve Weeks Ended
	November 17, 2007	November 18, 2006
Cash flows from operating activities
Net income	$132,516	$123,889
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation and amortization of property and equipment	39,692	35,554
Amortization of debt origination fees	415	409
Income tax benefit from exercise of options	(1,795)	(5,798)
Deferred income taxes	(379)	(802)
Share-based compensation expense	4,182	4,302
Changes in operating assets and liabilities
Accounts receivable	5,976	6,531
Merchandise inventories	(44,094)	(36,698)
Accounts payable and accrued expenses	(23,074)	(50,123)
Income taxes payable	54,721	39,884
Other, net	2,885	(5,185)
Net cash provided by operating activities	171,045	111,963

Cash flows from investing activities
Capital expenditures	(44,887)	(52,198)
Purchase of marketable securities	(20,448)	(27,770)
Proceeds from sale of marketable securities	5,282	8,790
Disposal of capital assets and other, net	392	282
Net cash used in investing activities	(59,661)	(70,896)

Cash flows from financing activities
Net proceeds from commercial paper	264,370	6,200
Repayment of debt	(38,918)	(3,686)
Net proceeds from sale of common stock	8,766	26,109
Purchase of treasury stock	(349,990)	(90,767)
Income tax benefit from exercise of stock options Payment of capital lease obligations	1,795 (3,874)	5,798 (2,270)
Other, net	(374)	(650)
Net cash used in financing activities	(118,225)	(59,266)
Net decrease in cash and cash equivalents	(6,841)	(18,199)
Cash and cash equivalents at beginning of period	86,654	91,558
Cash and cash equivalents at end of period	$79,813	$73,359

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to current year presentations. For further information, refer to the consolidated financial statements and footnotes included in the 2007 Annual Report to Shareholders for AutoZone, Inc. (“AutoZone” or the “Company”) for the year ended August 25, 2007.

Operating results for the twelve weeks ended November 17, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2008. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2007 had 16 weeks and for fiscal 2008 has 17 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring in the spring and summer months of March through August and the lowest sales generally occurring in the winter months of December through February.

Note B- Share-Based Payments

Share-based compensation transactions are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment.” AutoZone recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. Share-based payments include stock option grants and the discount on shares sold to employees under various share purchase plans.

Total share-based expense (a component of operating, selling, general and administrative expenses) was $4.2 million for the twelve week period ended November 17, 2007 and was $4.3 million for the comparable prior year period.

AutoZone grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options are granted. Options have a term of 10 years or 10 years and one day from grant date. Director options generally vest three years from the grant date. Employee options generally vest in equal annual installments on the first, second, third and fourth anniversaries of the grant date. Employees and directors generally have 30 days after the employment relationship ends, or one year after death, to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average key assumptions used in determining the fair value of options granted in the twelve week period ended November 17, 2007 are as follows:

Expected price volatility	24.4%
Risk-free interest rate	4.1%
Weighted average expected lives in years	4.0
Forfeiture rate	10.0%
Dividend yield	0.0%

The Company generally issues new shares when options are exercised. A summary of stock option activity since our most recent fiscal year end is as follows:

	Options	Weighted Average Exercise Price
Outstanding August 25, 2007	2,956,765	$79.24
Granted	619,240	115.38
Exercised	(115,213)	78.43
Canceled	(22,044)	82.90
Outstanding November 17, 2007	3,438,748	$85.75

There have been no modifications to the Company’s share-based compensation plans during the twelve week period ended November 17, 2007.

Note C- Income Taxes

AutoZone adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on August 26, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 resulted in a charge to the beginning balance of retained earnings of $26.9 million at the date of adoption. Including this cumulative effect amount, total unrecognized tax benefits upon adoption were $49.2 million. Of this total, $23.8 million represents unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate.

The major jurisdictions where the Company files income tax returns are the United States and Mexico. Generally, returns filed for tax years 2003 through 2007 remain open and subject to examination by the relevant tax authorities. The Company is typically engaged in various tax examinations at any given time, both by U. S. federal and state taxing jurisdictions and Mexican tax authorities. As a result of tax audit closings, settlements, and the expiration of statutes to examine such returns in various jurisdictions over the next 12 months, the Company estimates that the amount of unrecognized tax benefits could be reduced by approximately $30.5 million.

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. Upon adoption of FIN 48, the Company had approximately $16.3 million of such accrued interest and penalties included in accrued liabilities associated with unrecognized tax benefits.

Note D- Inventories

Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. Included in inventory are related purchasing, storage, delivery and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s inventory balances are effectively maintained under the first-in first-out method. The Company’s policy is not to write up inventory in excess of replacement cost, resulting in cost of sales being reflected at the higher amount. The cumulative balance of this unrecorded adjustment, which is reduced upon experiencing price inflation on our merchandise purchases, was $226.4 million at November 17, 2007, and $227.9 million at August 25, 2007.

Note E- Pension Plans

The (income) cost components of net periodic benefit income related to our pension plans for all periods presented are as follows:

	Twelve Weeks Ended
(in thousands)	November 17, 2007	November 18, 2006

Interest cost	$2,299	$2,214
Expected return on plan assets	(3,008)	(2,387)
Amortization of prior service cost	23	(12)
Amortization of net loss	22	173
Net periodic benefit income	$(664)	$(12)

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. During the twelve week period ended November 17, 2007, the Company made $1.3 million in contributions to the plan and expects to fund approximately $2 million during the remainder of this fiscal year.

Note F- Long-Term Debt

The Company’s long-term debt consisted of the following:

(in thousands)	November 17, 2007	August 25, 2007

Bank Term Loan due December 2009, effective interest rate of 4.55%	$300,000	$300,000
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	300,000	300,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
4.75% Senior Notes due November 2010, effective interest rate of 4.17%	200,000	200,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.95% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
6.5% Senior Notes due July 2008	190,000	190,000
Commercial paper, weighted average interest rate of 5.1% at November 17, 2007, and 6.1% at August 25, 2007	471,070	206,700
Other	-	38,918
	$2,161,070	$1,935,618

Balances maturing in the next twelve months are classified as long-term in the accompanying condensed consolidated balance sheets as the Company has the ability and intent to refinance them on a long-term basis.

Note G- Stock Repurchase Program

On June 6, 2007, the Board of Directors increased the Company’s cumulative share repurchase authorization limit from $5.4 billion to $5.9 billion. From January 1, 1998 to November 17, 2007, the Company has repurchased a total of 102.2 million shares at an aggregate cost of $5.792 billion; including 2,897,744 shares of its common stock at an aggregate cost of $350.0 million during the twelve week period ended November 17, 2007. Considering cumulative repurchases as of November 17, 2007, the Company has $108.3 million remaining under this authorization to repurchase its common stock.

Note H- Comprehensive Income

	Twelve Weeks Ended
(in thousands)	November 17, 2007	November 18, 2006

Net income, as reported	$132,516	$123,889
Foreign currency translation adjustment	812	630
Net impact from derivative instruments	(3,542)	(1,715)
Unrealized gains from marketable securities	246	64
Comprehensive income	$130,032	$122,868

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

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of November 17, 2007, the related condensed consolidated statements of income for the twelve week periods ended November 17, 2007 and November 18, 2006, and the condensed consolidated statements of cash flows for the twelve week periods ended November 17, 2007 and November 18, 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AutoZone, Inc. as of August 25, 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended, not presented herein, and, in our report dated October 19, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 25, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee
December 11, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the nation’s leading specialty retailer and a leading distributor of automotive parts and accessories. As of November 17, 2007, we operated 4,096 stores including 124 stores in Mexico, compared with 3,912 stores including 100 stores in Mexico at November 18, 2006. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. In many of our stores we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers and service stations. We also sell the ALLDATA brand diagnostic and repair software. On the web, we sell diagnostic and repair information and automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com. We do not derive revenue from automotive repair or installation.

Operating results for the twelve weeks ended November 17, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2008. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2007 had 16 weeks and for fiscal 2008 has 17 weeks. Additionally, our business is somewhat seasonal in nature, with the highest sales generally occurring in the spring and summer months of March through August and the lowest sales generally occurring in the winter months of December through February.

Twelve Weeks Ended November 17, 2007,
Compared with Twelve Weeks Ended November 18, 2006

Net sales for the twelve weeks ended November 17, 2007, increased $62.6 million to $1.456 billion, or 4.5% over net sales of $1.393 billion for the comparable prior year period. This increase in sales was primarily driven by sales from new stores and domestic comparable store sales (sales for domestic stores opened at least one year), which increased 1.3%. Domestic retail sales increased 3.6%, domestic commercial sales increased 4.3%, and combined sales from our ALLDATA and Mexico operations increased 21.7%.

Gross profit for the twelve weeks ended November 17, 2007, was $726.4 million, or 49.9% of net sales, compared with $685.3 million, or 49.2% of net sales, during the comparable prior year period. Gross profit as a percentage of sales was favorable primarily due to our ongoing category management initiatives as well as a shift in sales mix to higher margin categories.

Operating, selling, general and administrative expenses for the twelve weeks ended November 17, 2007, were $489.1 million, or 33.6% of net sales, compared with $462.3 million, or 33.2% of net sales, during the comparable prior year period. The increase in operating expenses, as a percentage of sales, was primarily due to higher occupancy costs.

Interest expense, net for the twelve weeks ended November 17, 2007, was $28.1 million compared with $27.1 million during the comparable prior year period. This increase was primarily due to higher average borrowing levels over the comparable prior year period. Average borrowings for the twelve weeks ended November 17, 2007, were $2.035 billion, compared with $1.955 billion for the comparable prior year period. Weighted average borrowing rates were 5.6% at November 17, 2007, and 5.7% at November 18, 2006.

Our effective income tax rate was 36.7% of pretax income for the twelve weeks ended November 17, 2007, and 36.8% for the comparable prior year period. The actual annual rate for fiscal 2008 will depend on a number of factors, including the amount and source of operating income and the timing and nature of discrete income tax events.

Net income for the twelve week period ended November 17, 2007, increased by $8.6 million to $132.5 million, and diluted earnings per share increased by 17.4% to $2.02 from $1.73 in the comparable prior year period. The impact on current quarter diluted earnings per share from the stock repurchases since the end of the comparable prior year period was an increase of $0.09.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts and accessories. For the twelve weeks ended November 17, 2007, our net cash flows from operating activities provided $171.0 million as compared with $112.0 million during the comparable prior year period. The most significant increase is due to improvements in accounts payable as our cash flows from operating activities continue to benefit from our inventory purchases being largely financed by our vendors. Our accounts payable to inventory ratio was 90% at November 17, 2007 and 88% at November 18, 2006.

Our net cash flows from investing activities for the twelve weeks ended November 17, 2007, used $59.7 million as compared with $70.9 million used in the comparable prior year period. Capital expenditures for the twelve weeks ended November 17, 2007, were $44.9 million compared to $52.2 million for the comparable prior year period. During this twelve week period, we opened 41 stores, including 1 new store in Mexico. In the comparable prior year period, we opened 40 domestic stores. We expect to invest in our business consistently with historical rates during fiscal 2008, primarily related to our new store development program and enhancements to existing stores and other infrastructure. Investing cash flows were also impacted by our wholly-owned insurance captive, which purchased $20.4 million in marketable securities and sold $5.2 million in marketable securities during the twelve week period ended November 17, 2007. During the comparable prior year period, this captive purchased $27.8 million in marketable securities and sold $8.8 million in marketable securities.

Our net cash flows from financing activities for the twelve weeks ended November 17, 2007, used $118.2 million compared to $59.3 million used in the comparable prior year period. Net proceeds from commercial paper borrowings were $264.4 million versus $6.2 million in the comparable prior year period. Repayment of debt was $38.9 million as compared to $3.7 million in the comparable prior year period. Stock repurchases were $350.0 million in the current period as compared with $90.8 million in the comparable prior year period. For the twelve weeks ended November 17, 2007, proceeds from the sale of common stock and exercises of stock options provided $10.6 million, including $1.8 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $31.9 million, including $5.8 million in related tax benefits.

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

Credit Ratings

At November 17, 2007, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB+ and a commercial paper rating of A-2. Moody’s Investors Service had assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. As of November 17, 2007, Moody’s and Standard & Poor’s had AutoZone listed as having a “stable” outlook. On December 5, 2007, Standard & Poor’s revised the credit outlook for AutoZone to “negative” from “stable”. If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense could increase, as we could then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.

Debt Facilities

We maintain $1.0 billion of revolving credit facilities with a group of banks to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. These facilities, which expire in May 2010, may be increased to $1.3 billion at AutoZone’s election, allow up to $200 million in letters of credit, and allow up to $100 million in capital leases. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, the Company had $415.8 million in available capacity under these facilities at November 17, 2007. The rate of interest payable under the credit facilities is a function of Bank of America’s base rate or a Eurodollar rate (each as defined in the facility agreements), or a combination thereof.

Our borrowings under our Senior Notes arrangements contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a provision where repayment obligations may be accelerated if AutoZone experiences a change in control (as defined in the agreements). All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of November 17, 2007, we were in compliance with all covenants and expect to remain in compliance with all covenants.

Stock Repurchases

On June 6, 2007, the Board of Directors increased the Company’s cumulative share repurchase authorization from $5.4 billion to $5.9 billion. From January 1, 1998 to November 17, 2007 we have repurchased a total of 102.2 million shares at an aggregate cost of $5.792 billion; including 2,897,744 shares of our common stock at an aggregate cost of $350.0 million during the twelve week period ended November 17, 2007. Considering cumulative repurchases as of November 17, 2007, the Company has $108.3 million remaining under this authorization to repurchase our common stock.

Off-Balance Sheet Arrangements

In conjunction with our commercial sales program, we offer credit to some of our commercial customers. Certain of the receivables related to the credit program are sold to a third party at a discount for cash with limited recourse. We have established a reserve for this recourse. At November 17, 2007, the receivables facility had an outstanding balance of $56.8 million and the balance of the recourse reserve was approximately $1.6 million.

Since fiscal year end, we have cancelled, issued new and modified existing stand-by letters of credit that are primarily renewed on an annual basis to cover premium and deductible payments to our workers’ compensation carrier. Our total standby letters of credit commitment at November 17, 2007 was $113.3 million compared with $113.3 million at August 25, 2007, and our total surety bonds commitment at November 17, 2007, was $11.4 million compared with $11.3 million at August 25, 2007.

We have entered into pay-on-scan (“POS”) arrangements with certain vendors, whereby we will not purchase merchandise supplied by a vendor until just before that merchandise is ultimately sold to our customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to our customers. Since we do not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on our balance sheet. Upon the sale of the merchandise to our customers, we recognize the liability for the goods and pay the vendor in accordance with the agreed-upon terms. Although we do not hold title to the goods, we control pricing and credit collection risk and therefore, gross revenues under POS arrangements are included in net sales in the income statement. Sales of merchandise under POS arrangements approximated $11.2 million for the twelve weeks ended November 17, 2007, and $65.2 million for the twelve weeks ended November 18, 2006. Merchandise under POS arrangements was $23.2 million at November 17, 2007, and $22.4 million at August 25, 2007.

Critical Accounting Policies

As of the date of this filing, we made the following change to our critical accounting policies from those disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended August 25, 2007.

As discussed in “Note C - Income Taxes” to the accompanying unaudited condensed consolidated financial statements, AutoZone adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on August 26, 2007. The adoption of FIN 48 resulted in a charge to the beginning balance of retained earnings of $26.9 million at the date of adoption. We previously accounted for such contingent liabilities in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). Under FIN 48, we recognize tax benefits only for income tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement with the taxing authority. Unrecognized tax benefits are tax benefits claimed in our returns or expected to be claimed in our returns that do not meet these recognition and/or the measurement standards. We classify interest and penalties, if applicable, related to income tax liabilities as a component of income tax expense.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation, competition; product demand; the economy; credit markets; the ability to hire and retain qualified employees; consumer debt levels; inflation; weather; raw material costs of our suppliers; energy prices; war and the prospect of war, including terrorist activity; availability of commercial transportation; construction delays; access to available and feasible financing; and changes in laws or regulations. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements, and such events could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section contained in our Annual Report on Form 10-K for the fiscal year ended August 25, 2007, for more information related to those risks.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At November 17, 2007, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our 2007 Annual Report to Shareholders was the $264.4 million net increase in commercial paper and the purchase of $20.4 million in marketable securities, partially offset by the sale of $5.2 million in short-term investments, to support the self-insurance reserves in our wholly-owned insurance captive.

The fair value of our debt was estimated at $2.179 billion as of November 17, 2007, and $1.928 billion as of August 25, 2007, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same remaining maturities. Such fair value is greater than the carrying value of debt by $17.8 million at November 17, 2007, and less than the carrying value of debt by $7.6 million at August 25, 2007. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had $471.1 million of variable rate debt outstanding at November 17, 2007, and $245.6 million of variable rate debt outstanding at August 25, 2007. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $2.5 million in fiscal 2007 and $1.7 million in fiscal 2006, which includes the effects of interest rate swaps. The primary interest rate exposure on variable rate debt is based on LIBOR. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had outstanding fixed rate debt of $1.690 billion at November 17, 2007, and August 25, 2007. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $60.2 million at November 17, 2007 and $60.8 million at August 25, 2007.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 17, 2007. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 17, 2007. During or subsequent to the quarter ended November 17, 2007, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part I, Item 3, of our Annual Report on Form 10-K for the fiscal year ended August 25, 2007.

Item 1A.	Risk Factors.

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 25, 2007.

Item 2.	Changes in Securities and Use of Proceeds.

Shares of common stock repurchased by the Company during the quarter ended November 17, 2007, were as follows:

Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
August 26, 2007 to September 22, 2007	-	$-	99,254,053	$458,281,384
September 23, 2007 to October 20, 2007	1,968,784	120.32	101,222,837	221,401,458
October 21, 2007 to November 17, 2007	928,960	121.76	102,151,797	108,291,573
Total	2,897,744	$120.78	102,151,797	$108,291,573

All of the above repurchases were part of publicly announced plans that were authorized by the Company’s Board of Directors for the purchase of a maximum of $5.9 billion in common shares as of November 17, 2007. The program was initially announced in January 1998, and was most recently amended in June, 2007, to increase the repurchase authorization to $5.9 billion from $5.4 billion. The program does not have an expiration date.

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
William T. Giles
Chief Financial Officer, Executive Vice President,
Finance, Information Technology and Store Development
(Principal Financial Officer)

	By:	/s/ CHARLIE PLEAS, III
Charlie Pleas, III
Senior Vice President, Controller
(Principal Accounting Officer)
Dated: December 14, 2007

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