Form 10-Q/A
period 2007-11-17
AUTOZONE INC
filed 2008-01-04
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A of AutoZone, Inc. is being filed to revise Part I, Item 1 - Financial Statements, of the Quarterly Report on Form 10-Q for the quarter ended November 17, 2007 that was filed on December 14, 2007 (the “Report”). Specifically, this Form 10-Q/A corrects a printer error in Stockholders’ equity for the previous fiscal year ended August 25, 2007 as shown in the Condensed Consolidated Balance Sheets contained in the Report. This amendment does not reflect events occurring after the filing of the Report and, other than the correction in Stockholders’ equity described above, does not modify or update the disclosures in the original Report in any way.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	4
Item 1. Financial Statements	4
CONDENSED CONSOLIDATED BALANCE SHEETS	4
CONDENSED CONSOLIDATED STATEMENTS OF INCOME	5
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	6
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	10
SIGNATURES	11
EXHIBIT INDEX	12
EX.15.1 LETTER FROM ERNST & YOUNG LLP
EX.31.1 SECTION 302 CERTIFICATION OF PEO
EX.31.2 SECTION 302 CERTIFICATION OF PFO
EX.32.1 SECTION 906 CERTIFICATION OF PEO
EX.32.2 SECTION 906 CERTIFICATION OF PFO

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	November 17, 2007	August 25, 2007
ASSETS
Current assets
Cash and cash equivalents	$79,813	$86,654
Accounts receivable	53,900	59,876
Merchandise inventories	2,051,524	2,007,430
Other current assets	134,500	116,495
Total current assets	2,319,737	2,270,455

Property and equipment
Property and equipment	3,440,810	3,395,545
Less: Accumulated depreciation and amortization	1,252,275	1,217,703
	2,188,535	2,177,842
Other assets
Goodwill, net of accumulated amortization	302,645	302,645
Deferred income taxes	36,280	21,331
Other long-term assets	27,020	32,436
	365,945	356,412
	$4,874,217	$4,804,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,844,940	$1,870,668
Accrued expenses and other	326,129	307,633
Income taxes payable	78,368	25,442
Deferred income taxes	69,833	82,152
Total current liabilities	2,319,270	2,285,895

Debt	2,161,070	1,935,618
Other liabilities	222,824	179,996
Stockholders’ equity	171,053	403,200
	$4,874,217	$4,804,709

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

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Twelve Weeks Ended
	November 17, 2007	November 18, 2006
Cash flows from operating activities
Net income	$132,516	$123,889
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	39,692	35,554
Amortization of debt origination fees	415	409
Income tax benefit from exercise of options	(1,795)	(5,798)
Deferred income taxes	(379)	(802)
Share-based compensation expense	4,182	4,302
Changes in operating assets and liabilities
Accounts receivable	5,976	6,531
Merchandise inventories	(44,094)	(36,698)
Accounts payable and accrued expenses	(23,074)	(50,123)
Income taxes payable	54,721	39,884
Other, net	2,885	(5,185)
Net cash provided by operating activities	171,045	111,963

Cash flows from investing activities
Capital expenditures	(44,887)	(52,198)
Purchase of marketable securities	(20,448)	(27,770)
Proceeds from sale of marketable securities	5,282	8,790
Disposal of capital assets and other, net	392	282
Net cash used in investing activities	(59,661)	(70,896)

Cash flows from financing activities
Net proceeds from commercial paper	264,370	6,200
Repayment of debt	(38,918)	(3,686)
Net proceeds from sale of common stock	8,766	26,109
Purchase of treasury stock	(349,990)	(90,767)
Income tax benefit from exercise of stock options	1,795	5,798
Payment of capital lease obligations	(3,874)	(2,270)
Other, net	(374)	(650)
Net cash used in financing activities	(118,225)	(59,266)
Net decrease in cash and cash equivalents	(6,841)	(18,199)
Cash and cash equivalents at beginning of period	86,654	91,558
Cash and cash equivalents at end of period	$79,813	$73,359

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
Charlie Pleas, III
Senior Vice President, Controller
(Principal Accounting Officer)

Dated: January 4, 2008

EXHIBIT INDEX

The following exhibits are filed as part of this report:

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