Form 10-Q
period 2008-02-09
AUTOZONE INC
filed 2008-03-10
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 9, 2008, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 Par Value — 63,220,066 shares outstanding as of February 29, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AUTOZONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	February 9,	August 25,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$93,465	$86,654
Accounts receivable	65,270	59,876
Merchandise inventories	2,068,483	2,007,430
Other current assets	129,426	116,495

Total current assets	2,356,644	2,270,455

Property and equipment
Property and equipment	3,492,926	3,395,545
Less: Accumulated depreciation and amortization	1,288,824	1,217,703

	2,204,102	2,177,842

Other assets
Goodwill, net of accumulated amortization	302,645	302,645
Deferred income taxes	46,307	21,331
Other long-term assets	28,699	32,436

	377,651	356,412

	$4,938,397	$4,804,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,842,951	$1,870,668
Accrued expenses and other	326,227	307,633
Income taxes payable	72,787	25,442
Deferred income taxes	83,257	82,152

Total current liabilities	2,325,222	2,285,895

Debt	2,095,000	1,935,618
Other liabilities	235,942	179,996
Stockholders’ equity	282,233	403,200

	$4,938,397	$4,804,709

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	February 9,	February 10,	February 9,	February 10,
	2008	2007	2008	2007

Net sales	$1,339,244	$1,300,357	$2,794,899	$2,693,426
Cost of sales, including warehouse and delivery expenses	671,449	661,145	1,400,655	1,368,918
Operating, selling, general and administrative expenses	470,910	450,289	959,983	912,589

Operating profit	196,885	188,923	434,261	411,919
Interest expense, net	28,588	26,818	56,650	53,911

Income before income taxes	168,297	162,105	377,611	358,008
Income taxes	61,593	59,089	138,390	131,103

Net income	$106,704	$103,016	$239,221	$226,905

Weighted average shares for basic earnings per share	63,201	70,476	64,028	70,779
Effect of dilutive stock equivalents	539	751	564	741

Adjusted weighted average shares for diluted earnings per share	63,740	71,227	64,592	71,520

Basic earnings per share	$1.69	$1.46	$3.74	$3.21

Diluted earnings per share	$1.67	$1.45	$3.70	$3.17

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Twenty-Four Weeks Ended
	February 9,	February 10,
	2008	2007
Cash flows from operating activities
Net income	$239,221	$226,905
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	78,557	71,659
Amortization of debt origination fees	820	810
Income tax benefit from exercise of options	(2,414)	(12,168)
Deferred income taxes	5,837	(215)
Share-based compensation expense	8,425	8,757
Changes in operating assets and liabilities
Accounts receivable	(5,394)	20,448
Merchandise inventories	(61,053)	(64,199)
Accounts payable and accrued expenses	(25,064)	(26,107)
Income taxes payable	49,759	63,549
Other, net	8,285	(8,978)

Net cash provided by operating activities	296,979	280,461

Cash flows from investing activities
Capital expenditures	(95,145)	(102,262)
Purchase of marketable securities	(25,511)	(59,480)
Proceeds from sale of marketable securities	14,104	43,198
Disposal of capital assets and other, net	527	138

Net cash used in investing activities	(106,025)	(118,406)

Cash flows from financing activities
Net proceeds from commercial paper	198,300	2,700
Repayment of debt	(38,918)	(5,553)
Net proceeds from sale of common stock	11,667	47,411
Purchase of treasury stock	(349,990)	(219,658)
Income tax benefit from exercise of stock options	2,414	12,168
Payments of capital lease obligations	(7,869)	(4,752)
Other, net	253	133

Net cash used in financing activities	(184,143)	(167,551)

Net increase/(decrease) in cash and cash equivalents	6,811	(5,496)
Cash and cash equivalents at beginning of period	86,654	91,558

Cash and cash equivalents at end of period	$93,465	$86,062

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
Operating results for the twelve and twenty-four weeks ended February 9, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2008. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2007 had 16 weeks and for fiscal 2008 will have 17 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring in the spring and summer months of March through August and the lowest sales generally occurring in the winter months of December through February.
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
Total share-based expense (a component of operating, selling, general and administrative expenses) was $4.2 million for the twelve week period ended February 9, 2008 and was $4.5 million for the comparable prior year period. Share-based expense was $8.4 million for the twenty-four week period ending February 9, 2008 and was $8.8 million for the comparable prior year period.
AutoZone grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options are granted. Options have a term of 10 years or 10 years and one day from grant date. Director options generally vest three years from the grant date. Employee options generally vest in equal annual installments on the first, second, third and fourth anniversaries of the grant date. Employees and directors generally have 30 days after the employment relationship ends, or one year after death, to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average key assumptions used in determining the fair value of options granted in the twenty-four week periods ended February 9, 2008 and February 10, 2007 are as follows:

	2008	2007
Expected price volatility	25%	26%
Risk-free interest rate	3.7%	4.6%
Weighted average expected lives in years	4.0	3.9
Forfeiture rate	10.0%	10.0%
Dividend yield	0.0%	0.0%
The Company generally issues new shares when options are exercised. A summary of stock option activity since our fiscal year end is as follows:

	Twenty-Four Weeks Ended		Twenty-Four Weeks Ended
	February 9, 2008		February 10, 2007
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Beginning of year outstanding	2,956,765	$79.24	3,355,542	$70.73
Granted	654,540	115.77	675,298	103.90
Exercised	(153,220)	79.29	(723,392)	68.41
Canceled	(43,773)	86.37	(95,406)	80.71

End of quarter outstanding	3,414,312	$86.15	3,212,042	$77.93

On December 12, 2007, the Board of Directors amended the 2003 Director Stock Option Plan in connection with the Board’s adoption of a Director Compensation Program effective January 1, 2008. The Director Compensation Program allows each non-employee director to choose between two pay options, and the number of stock options a director receives under the Plan now depends on which pay option the director chooses. Prior to the amendment, each non-employee director automatically received an option to purchase 1,500 shares of common stock on January 1 of each year and each director who owned common stock worth at least five times the annual retainer fee on that date received an additional option to purchase 1,500 shares. In addition, each new director received an option to purchase 3,000 shares upon election to the Board, plus a portion of the annual directors’ option grant prorated for the portion of the year served in office.
Note C- Income Taxes
AutoZone adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on August 26, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 resulted in a charge to the beginning balance of retained earnings of $26.9 million at the date of adoption. Including this cumulative effect amount, total unrecognized tax benefits upon adoption were $49.2 million. Of this total, $23.8 million represented unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate.
The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. Upon adoption of FIN 48, the Company had approximately $16.3 million of such accrued interest and penalties included in accrued liabilities associated with unrecognized tax benefits. As of February 9, 2008, there were no material changes to the adoption date disclosures made above.
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
Note D- Inventories
Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. Included in inventory are related purchasing, storage, delivery and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s inventory balances are effectively maintained under the first-in first-out method. The Company’s policy is not to write up inventory in excess of replacement cost, resulting in cost of sales being reflected at the higher amount. The cumulative balance of this unrecorded adjustment, which is reduced upon experiencing price inflation on our merchandise purchases, was $228.6 million at February 9, 2008, and $227.9 million at August 25, 2007.
Note E- Pension Plans
The (income) cost components of net periodic benefit income related to our pension plans for all periods presented are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 9,	February 10,	February 9,	February 10,
(in thousands)	2008	2007	2008	2007

Interest cost	$2,299	$2,214	$4,598	$4,428
Expected return on plan assets	(3,008)	(2,387)	(6,016)	(4,774)
Amortization of prior service cost	23	(12)	46	(24)
Amortization of net loss	22	173	44	346

Net periodic benefit income	$(664)	$(12)	$(1,328)	$(24)

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. During the twenty-four week period ended February 9, 2008 the Company made $1.3 million in contributions to the plan and expects to fund approximately $2 million during the remainder of this fiscal year.

Note F- Long-Term Debt
The Company’s long-term debt consisted of the following:

	February 9,	August 25,
(in thousands)	2008	2007

Bank Term Loan due December 2009, effective interest rate of 4.55%	$300,000	$300,000
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	300,000	300,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
4.75% Senior Notes due November 2010, effective interest rate of 4.17%	200,000	200,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.95% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
6.5% Senior Notes due July 2008	190,000	190,000
Commercial paper, weighted average interest rate of 3.7% at February 9, 2008, and 6.1% at August 25, 2007	405,000	206,700
Other	—	38,918

	$2,095,000	$1,935,618

Balances maturing in the next twelve months are classified as long-term in the accompanying condensed consolidated balance sheets as the Company has the ability and intent to refinance them on a long-term basis.
Note G- Stock Repurchase Program
On June 6, 2007, the Board of Directors increased the Company’s cumulative share repurchase authorization limit from $5.4 billion to $5.9 billion. From January 1, 1998 to February 9, 2008, the Company has repurchased a total of 102.2 million shares at an aggregate cost of $5.8 billion, including 2,897,744 shares of its common stock at an aggregate cost of $350.0 million during the twenty-four week period ended February 9, 2008. Considering cumulative repurchases as of February 9, 2008, the Company has $108.3 million remaining under the Board’s authorization to repurchase its common stock.
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

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 9,	February 10,	February 9,	February 10,
(in thousands)	2008	2007	2008	2007

Net income, as reported	$106,704	$103,016	$239,221	$226,905
Foreign currency translation adjustment	1,676	(901)	2,488	(272)
Net impact from derivative instruments	(5,392)	431	(8,934)	(1,284)
Unrealized gains (losses) from marketable securities	429	(30)	675	33

Comprehensive income	$103,417	$102,516	$233,450	$225,382

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AutoZone, Inc.
We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of February 9, 2008, the related condensed consolidated statements of income for the twelve and twenty-four week periods ended February 9, 2008 and February 10, 2007, and the condensed consolidated statements of cash flows for the twenty-four week periods ended February 9, 2008 and February 10, 2007. These financial statements are the responsibility of the Company’s management.
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
March 10, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are the nation’s leading specialty retailer and a leading distributor of automotive parts and accessories. As of February 9, 2008, we operated 4,128 stores including 128 stores in Mexico, compared with 3,955 stores including 108 stores in Mexico at February 10, 2007. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. In many of our stores we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers and service stations. We also sell the ALLDATA brand diagnostic and repair software. On the web, we sell diagnostic and repair information and automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com. We do not derive revenue from automotive repair or installation.
Operating results for the twelve and twenty-four weeks ended February 9, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2008. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2007 had 16 weeks and for fiscal 2008 will have 17 weeks. Additionally, our business is somewhat seasonal in nature, with the highest sales generally occurring in the spring and summer months of March through August and the lowest sales generally occurring in the winter months of December through February.
Twelve Weeks Ended February 9, 2008,
Compared with Twelve Weeks Ended February 10, 2007
Net sales for the twelve weeks ended February 9, 2008, increased $38.9 million to $1.339 billion, or 3.0% over net sales of $1.300 billion for the comparable prior year period. Domestic same store sales (sales for stores opened at least one year) decreased 0.3%. Domestic retail sales increased 1.9%, domestic commercial sales increased 3.4%, and combined sales from our ALLDATA and Mexico operations increased 18.3%.
Gross profit for the twelve weeks ended February 9, 2008, was $667.8 million, or 49.9% of net sales, compared with $639.2 million, or 49.2% of net sales, during the comparable prior year period. Gross profit as a percentage of sales was favorable primarily due to our ongoing category management efforts.
Operating, selling, general and administrative expenses for the twelve weeks ended February 9, 2008, were $470.9 million, or 35.2% of net sales, compared with $450.3, or 34.6% of net sales, during the comparable prior year period. The increase in operating expenses, as a percentage of sales, was primarily due to higher occupancy costs.
Interest expense, net for the twelve weeks ended February 9, 2008, was $28.6 million compared with $26.8 million during the comparable prior year period. This increase was primarily due to higher average borrowing levels over the comparable prior year period. Average borrowings for the twelve weeks ended February 9, 2008, were $2.155 billion, compared with $1.933 billion for the comparable prior year period. Weighted average borrowing rates were 5.3% at February 9, 2008, and 5.7% at February 10, 2007.
Our effective income tax rate was 36.6% of pretax income for the twelve weeks ended February 9, 2008, and 36.5% for the comparable prior year period. The actual annual rate for fiscal 2008 will depend on a number of factors, including the amount and source of operating income and the timing and nature of discrete income tax events.
Net income for the twelve week period ended February 9, 2008, increased by $3.7 million to $106.7 million, and diluted earnings per share increased by 15.7% to $1.67 from $1.45 in the comparable prior year period. The impact on current quarter diluted earnings per share from the stock repurchases since the end of the comparable prior year period was an increase of $0.08.
Twenty-Four Weeks Ended February 9, 2008,
Compared with Twenty-Four Weeks Ended February 10, 2007
Net sales for the twenty-four weeks ended February 9, 2008, increased $101.5 million to $2.795 billion, or 3.8% over net sales of $2.693 billion for the comparable prior year period. This increase in sales was primarily driven by sales from new stores, as domestic comparable store sales (sales for domestic stores opened at least one year) were flat. Domestic DIY sales increased 2.8%, domestic commercial sales increased 3.9%, and combined sales from our ALLDATA and Mexico operations increased 19.8%.
Gross profit for the twenty-four weeks ended February 9, 2008, was $1.394 billion, or 49.9% of net sales, compared with $1.325 billion, or 49.2% of net sales, during the comparable prior year period. Gross profit as a percentage of sales was favorable primarily due to our ongoing category management efforts.

Operating, selling, general and administrative expenses for the twenty-four weeks ended February 9, 2008, was $960.0 million, or 34.3% of net sales, compared with $912.6 million, or 33.9% of net sales, during the comparable prior year period. The increase in operating expenses, as a percentage of sales, was primarily due to higher occupancy costs.
Interest expense, net for the twenty-four weeks ended February 9, 2008, was $56.7 million compared with $53.9 million during the comparable prior year period. This increase was primarily due to higher average borrowing levels. Average borrowings for the twenty-four weeks ended February 9, 2008, were $2.095 billion, compared with $1.944 billion for the comparable prior year period. Weighted average borrowing rates were 5.5% at February 9, 2008, and 5.7% at February 10, 2007.
Our effective income tax rate was 36.6% of pretax income for the twenty-four weeks ended February 9, 2008, and 36.6% for the comparable prior year period. The actual annual rate for fiscal 2008 will depend on a number of factors, including the amount and source of operating income and the timing and nature of discrete income tax events.
Net income for the twenty-four week period ended February 9, 2008, increased by $12.3 million to $239.2 million, and diluted earnings per share increased by 16.7% to $3.70 from $3.17 in the comparable prior year period. The impact on current year diluted earnings per share from the stock repurchases since the end of the comparable prior year period was an increase of $0.16.
Liquidity and Capital Resources
The primary source of our liquidity is our cash flows realized through the sale of automotive parts and accessories. For the twenty-four weeks ended February 9, 2008, our net cash flows from operating activities provided $297.0 million as compared with $280.5 million during the comparable prior year period. The increase was primarily due to growth in net income. Our cash flows from operating activities continued to benefit from our inventory purchases being largely financed by our vendors as evidenced by our accounts payable to inventory ratio of 89% at February 9, 2008 and 87% at February 10, 2007.
Our net cash flows from investing activities for the twenty-four weeks ended February 9, 2008, used $106.0 million as compared with $118.4 million used in the comparable prior year period. Capital expenditures for the twenty-four weeks ended February 9, 2008, were $95.1 million compared to $102.3 million for the comparable prior year period. During this twenty-four week period, we opened 72 stores, including five new stores in Mexico. In the comparable prior year period, we opened 76 domestic stores, including two stores that were closed as a result of hurricane damage in the prior year, and eight in Mexico. We expect to invest in our business consistently with historical rates during fiscal 2008, primarily related to our new store development program, enhancements to existing stores and the construction of our new distribution center in Pennsylvania. Investing cash flows were also impacted by our wholly-owned insurance captive, which purchased $25.5 million in marketable securities and sold $14.1 million in marketable securities during the twenty-four week period ended February 9, 2008. During the comparable prior year period, this captive purchased $59.5 million in marketable securities and sold $43.2 million in marketable securities.
Our net cash flows from financing activities for the twenty-four weeks ended February 9, 2008, used $184.1 million compared to $167.6 million used in the comparable prior year period. Net proceeds from commercial paper borrowings were $198.3 million versus $2.7 million in the comparable prior year period. Repayment of debt was $38.9 million as compared to $5.6 million in the comparable prior year period. Stock repurchases were $350.0 million in the current twenty-four week period as compared with $219.7 million in the comparable prior year period. For the twenty-four weeks ended February 9, 2008, proceeds from the sale of common stock and exercises of stock options provided $14.1 million, including $2.4 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $59.6 million, including $12.2 million in related tax benefits.
Depending on the timing and magnitude of our future investments (either in the form of leased or purchased properties or acquisitions), we anticipate that we will rely primarily on internally generated funds and available borrowing capacity to support a majority of our capital expenditures, working capital requirements and stock repurchases. The balance may be funded through new borrowings. We anticipate that we will be able to obtain such financing in view of our credit ratings and favorable experiences in the debt markets in the past.
Credit Ratings
At February 9, 2008, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB+ and a commercial paper rating of A-2. Moody’s Investors Service had assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. On December 5, 2007, Standard & Poor’s revised the credit outlook for AutoZone to “negative” from “stable”. If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our credit ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense could increase, as we could then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.

Debt Facilities
We maintain $1.0 billion of revolving credit facilities with a group of banks to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. These facilities, which expire in May 2010, may be increased to $1.3 billion at AutoZone’s election, allow up to $200 million in letters of credit, and allow up to $100 million in capital leases. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, the Company had $451.8 million in available capacity under these facilities at February 9, 2008. The rate of interest payable under the credit facilities is a function of Bank of America’s base rate or a Eurodollar rate (each as defined in the facility agreements), or a combination thereof.
Our borrowings under our Senior Notes arrangements contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a provision where repayment obligations may be accelerated if AutoZone experiences a change in control (as defined in the agreements). All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of February 9, 2008, we were in compliance with all covenants and expect to remain in compliance with all covenants.
Stock Repurchases
On June 6, 2007, the Board of Directors increased the Company’s cumulative share repurchase authorization from $5.4 billion to $5.9 billion. From January 1, 1998 to February 9, 2008, we have repurchased a total of 102.2 million shares at an aggregate cost of $5.8 billion, including 2,897,744 shares of its common stock at an aggregate cost of $350.0 million during the twenty-four week period ended February 9, 2008. Considering cumulative repurchases as of February 9, 2008, the Company has $108.3 million remaining under the Board’s authorization to repurchase our common stock.
Off-Balance Sheet Arrangements
In conjunction with our commercial sales program, we offer credit to some of our commercial customers. Certain of the receivables related to the credit program are sold to a third party at a discount for cash with limited recourse. We have established a reserve for this recourse. At February 9, 2008, the receivables facility had an outstanding balance of $54.5 million and the balance of the recourse reserve was approximately $1.5 million.
Since fiscal year end, we have cancelled, issued new and modified existing stand-by letters of credit that are primarily renewed on an annual basis to cover premium and deductible payments to our workers’ compensation carrier. Our total standby letters of credit commitment at February 9, 2008, was $113.2 million compared with $113.3 million at August 25, 2007, and our total surety bonds commitment at February 9, 2008, was $11.5 million compared with $11.3 million at August 25, 2007.
We have entered into pay-on-scan (“POS”) arrangements with certain vendors, whereby we will not purchase merchandise supplied by a vendor until just before that merchandise is ultimately sold to our customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to our customers. Since we do not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded on our balance sheet. Upon the sale of the merchandise to our customers, we recognize the liability for the goods and pay the vendor in accordance with the agreed-upon terms. Although we do not hold title to the goods, we control pricing and credit collection risk and therefore, gross revenues under POS arrangements are included in net sales in the income statement. Sales of merchandise under POS approximated $13.6 million and $24.9 million for the twelve and twenty-four weeks ended February 9, 2008, and $45.0 million and $110.2 million for the twelve and twenty-four weeks ended February 10, 2007. Merchandise under POS arrangements was $10.8 million at February 9, 2008, and $22.4 million at August 25, 2007.
Critical Accounting Policies
In our first quarter 2008 filing on form 10-Q, we made the following change to our critical accounting policies from those disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended August 25, 2007.
As discussed in “Note C — Income Taxes” to the accompanying unaudited condensed consolidated financial statements, AutoZone adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on August 26, 2007. The adoption of FIN 48 resulted in a charge to the beginning balance of retained earnings of $26.9 million at the date of adoption. We previously accounted for such contingent liabilities in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). Under FIN 48, we recognize tax benefits only for income tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement with the taxing authority. Unrecognized tax benefits are tax benefits claimed in our returns or expected to be claimed in our returns that do not meet these recognition and/or the measurement standards. We classify interest and penalties, if applicable, related to income tax liabilities as a component of income tax expense.

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
At February 9, 2008, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our 2007 Annual Report to Shareholders were the $198.3 million net increase in commercial paper and the purchase of $25.5 million in marketable securities, partially offset by the sale of $14.1 million in short-term investments, to support the self-insurance reserves in our wholly-owned insurance captive.
The fair value of our debt was estimated at $2.115 billion as of February 9, 2008, and $1.928 billion as of August 25, 2007, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same remaining maturities. Such fair value is greater than the carrying value of debt by $20.1 million at February 9, 2008, and less than the carrying value of debt by $7.6 million at August 25, 2007. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had $405.0 million of variable rate debt outstanding at February 9, 2008, and $245.6 million of variable rate debt outstanding at August 25, 2007. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $4.1 million in fiscal 2008 and $1.6 million in fiscal 2007, which includes the effects of interest rate swaps. The primary interest rate exposure on variable rate debt is based on LIBOR. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had outstanding fixed rate debt of $1.690 billion at February 9, 2008, and August 25, 2007. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $58.0 million at February 9, 2008 and $60.8 million at August 25, 2007.

Item 4.	Controls and Procedures.
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 9, 2008. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 9, 2008. During or subsequent to the quarter ended February 9, 2008, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.
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

Item 2.	Changes in Securities and Use of Proceeds.
Not applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.
(a)	The Annual Meeting of Stockholders was held on December 12, 2007.

(b)	The following directors were elected at the Annual Meeting on December 12, 2007:
Charles M. Elson
Sue E. Gove
Earl G. Graves, Jr.
N. Gerry House
J.R. Hyde, III
W. Andrew McKenna
George R. Mrkonic, Jr.
William C. Rhodes, III
Theodore W. Ullyot
(c)	1. All nominees for director were elected pursuant to the following vote:

Nominee	Votes For	Votes Withheld
Charles M. Elson	38,072,746	871,459
Sue E. Gove	38,070,212	873,993
Earl G. Graves, Jr.	38,069,140	875,065
N. Gerry House	37,632,005	1,312,200
J.R. Hyde, III	38,061,041	883,164
W. Andrew McKenna	38,082,716	861,489
George R. Mrkonic, Jr.	38,073,601	870,604
William C. Rhodes, III	37,800,396	1,143,809
Theodore W. Ullyot	37,624,193	1,320,012
2.	Ernst & Young LLP was ratified as the Company’s independent registered public accounting firm pursuant to the following vote:

For:	37,916,646
Against:	717,896
Abstain:	309,663
(d)	Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.
The following exhibits are filed as part of this report:
3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Fourth Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 99.2 to the Form 8-K dated September 28, 2007.

10.1	AutoZone, Inc. Director Compensation Program. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 4, 2008.

10.2	Amended and Restated AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Exhibit 99.2 to Form 8-K dated January 4, 2008.

10.3	Amended and Restated AutoZone, Inc. 2003 Director Stock Option Plan. Incorporated by reference to Exhibit 99.3 to Form 8-K dated January 4, 2008.

10.4	AutoZone, Inc. Enhanced Severance Pay Plan. Incorporated by reference to Exhibit 99.1 to the Form 8-K dated February 15, 2008.

10.5	Form of non-compete and non-solicitation agreement signed by each of the following executive officers: Jon A. Bascom, Timothy W. Briggs, Mark A. Finestone, William T. Giles, William W. Graves, Lisa R. Kranc, Thomas B. Newbern, Charlie Pleas III, Larry M. Roesel and James A. Shea; and by AutoZone, Inc., with an effective date of February 14, 2008 for each. Incorporated by reference to Exhibit 99.2 to the Form 8-K dated February 15, 2008.

10.6	Form of non-compete and non-solicitation agreement approved by AutoZone’s Compensation Committee for execution by non-executive officers. Incorporated by reference to Exhibit 99.3 to the Form 8-K dated February 15, 2008.

10.7	Agreement dated February 14, 2008, between AutoZone, Inc. and William C. Rhodes, III. Incorporated by reference to Exhibit 99.4 to the Form 8-K dated February 15, 2008.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
Charlie Pleas, III
Senior Vice President, Controller (Principal Accounting Officer)

Dated: March 10, 2008

EXHIBIT INDEX
The following exhibits are filed as part of this report:
3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Fourth Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 99.2 to the Form 8-K dated September 28, 2007.

10.1	AutoZone, Inc. Director Compensation Program. Incorporated by reference to Exhibit 99.1 to Form 8-K dated January 4, 2008.

10.2	Amended and Restated AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Exhibit 99.2 to Form 8-K dated January 4, 2008.

10.3	Amended and Restated AutoZone, Inc. 2003 Director Stock Option Plan. Incorporated by reference to Exhibit 99.3 to Form 8-K dated January 4, 2008.

10.4	AutoZone, Inc. Enhanced Severance Pay Plan. Incorporated by reference to Exhibit 99.1 to the Form 8-K dated February 15, 2008.

10.5	Form of non-compete and non-solicitation agreement signed by each of the following executive officers: Jon A. Bascom, Timothy W. Briggs, Mark A. Finestone, William T. Giles, William W. Graves, Lisa R. Kranc, Thomas B. Newbern, Charlie Pleas III, Larry M. Roesel and James A. Shea; and by AutoZone, Inc., with an effective date of February 14, 2008 for each. Incorporated by reference to Exhibit 99.2 to the Form 8-K dated February 15, 2008.

10.6	Form of non-compete and non-solicitation agreement approved by AutoZone’s Compensation Committee for execution by non-executive officers. Incorporated by reference to Exhibit 99.3 to the Form 8-K dated February 15, 2008.

10.7	Agreement dated February 14, 2008, between AutoZone, Inc. and William C. Rhodes, III. Incorporated by reference to Exhibit 99.4 to the Form 8-K dated February 15, 2008.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.