Form 10-Q
period 2008-05-03
AUTOZONE INC
filed 2008-06-12
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 3, 2008, or

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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 Par Value — 63,296,475 shares outstanding as of June 6, 2008.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AUTOZONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	May 3,	August 25,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$81,654	$86,654
Accounts receivable	74,965	59,876
Merchandise inventories	2,106,473	2,007,430
Other current assets	123,846	116,495

Total current assets	2,386,938	2,270,455

Property and equipment
Property and equipment	3,571,288	3,395,545
Less: Accumulated depreciation and amortization	1,315,547	1,217,703

	2,255,741	2,177,842

Other assets
Goodwill, net of accumulated amortization	302,645	302,645
Deferred income taxes	46,600	21,331
Other long-term assets	34,980	32,436

	384,225	356,412

	$5,026,904	$4,804,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,873,706	$1,870,668
Accrued expenses and other	319,928	307,633
Income taxes payable	92,155	25,442
Deferred income taxes	98,178	82,152

Total current liabilities	2,383,967	2,285,895

Debt	1,932,000	1,935,618
Other liabilities	255,108	179,996
Stockholders’ equity	455,829	403,200

	$5,026,904	$4,804,709

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 3,	May 5,	May 3,	May 5,
	2008	2007	2008	2007

Net sales	$1,517,293	$1,473,671	$4,312,192	$4,167,097
Cost of sales, including warehouse and delivery expenses	755,287	738,272	2,155,943	2,107,190
Operating, selling, general and administrative expenses	488,972	470,422	1,448,954	1,383,011

Operating profit	273,034	264,977	707,295	676,896
Interest expense, net	25,331	27,115	81,980	81,025

Income before income taxes	247,703	237,862	625,315	595,871
Income taxes	89,065	86,271	227,455	217,374

Net income	$158,638	$151,591	$397,860	$378,497

Weighted average shares for basic earnings per share	63,237	69,142	63,764	70,233
Effect of dilutive stock equivalents	555	759	561	747

Adjusted weighted average shares for diluted earnings per share	63,792	69,901	64,325	70,980

Basic earnings per share	$2.51	$2.19	$6.24	$5.39

Diluted earnings per share	$2.49	$2.17	$6.19	$5.33

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirty-Six Weeks Ended
	May 3,	May 5,
	2008	2007
Cash flows from operating activities
Net income	$397,860	$378,497
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	116,709	108,606
Amortization of debt origination fees	1,223	1,204
Income tax benefit from exercise of options	(3,576)	(14,491)
Deferred income taxes	19,506	(2,562)
Share-based compensation expense	12,630	12,994
Changes in operating assets and liabilities
Accounts receivable	(15,089)	27,621
Merchandise inventories	(99,043)	(132,588)
Accounts payable and accrued expenses	(7,219)	(592)
Income taxes payable	70,289	117,805
Other, net	8,177	(12,342)

Net cash provided by operating activities	501,467	484,152

Cash flows from investing activities
Capital expenditures	(153,516)	(157,760)
Purchase of marketable securities	(28,181)	(88,838)
Proceeds from sale of marketable securities	19,405	76,909
Disposal of capital assets and other, net	683	2,100

Net cash used in investing activities	(161,609)	(167,589)

Cash flows from financing activities
Net proceeds from commercial paper	35,300	87,100
Repayment of debt	(38,918)	(5,553)
Net proceeds from sale of common stock	14,822	51,569
Purchase of treasury stock	(349,990)	(464,464)
Income tax benefit from exercise of stock options	3,576	14,491
Payments of capital lease obligations	(11,888)	(8,115)
Other, net	2,240	(576)

Net cash used in financing activities	(344,858)	(325,548)

Net decrease in cash and cash equivalents	(5,000)	(8,985)
Cash and cash equivalents at beginning of period	86,654	91,558

Cash and cash equivalents at end of period	$81,654	$82,573

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Operating results for the twelve and thirty-six weeks ended May 3, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2008. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2007 had 16 weeks and for fiscal 2008 will have 17 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring in the spring and summer months of March through August and the lowest sales generally occurring in the winter months of December through February.
Note B- Share-Based Payments
Share-based compensation transactions are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment.” AutoZone recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. Share-based payments include stock option grants and the discount on shares sold to employees under share purchase plans.
Total share-based expense (a component of operating, selling, general and administrative expenses) was $4.2 million for the twelve week period ended May 3, 2008 and was $4.2 million for the comparable prior year period. Share-based expense was $12.6 million for the thirty-six week period ending May 3, 2008 and was $13.0 million for the comparable prior year period.
AutoZone grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options are granted. Options have a term of 10 years or 10 years and one day from grant date. Director options generally vest three years from the grant date. Employee options generally vest in equal annual installments on the first, second, third and fourth anniversaries of the grant date. Employees generally have 30 days after their relationship with the Company ends, or one year after death, to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average key assumptions used in determining the fair value of options granted in the thirty-six week periods ended May 3, 2008 and May 5, 2007 are as follows:

	2008	2007
Expected price volatility	27%	26%
Risk-free interest rate	2.0%	4.6%
Weighted average expected lives in years	4.4	3.9
Forfeiture rate	10.0%	10.0%
Dividend yield	0.0%	0.0%
The Company generally issues new shares when options are exercised. A summary of stock option activity since our fiscal year end is as follows:

	Thirty- Six Weeks Ended		Thirty-Six Weeks Ended
	May 3, 2008		May 5, 2007
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Beginning of year outstanding	2,956,765	$79.24	3,355,542	$70.73
Granted	656,040	115.76	695,298	104.64
Exercised	(203,442)	74.68	(809,198)	67.34
Canceled	(53,395)	93.66	(126,224)	82.26

End of quarter outstanding	3,355,968	$86.81	3,115,418	$78.71

On December 12, 2007, the Board of Directors amended the 2003 Director Stock Option Plan in connection with the Board’s adoption of a Director Compensation Program effective January 1, 2008. The Director Compensation Program allows each non-employee director to choose between two pay options, and the number of stock options a director receives under the Plan now depends on which pay option the director chooses. Prior to the amendment, each non-employee director automatically received a fixed number of stock options.
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
The major jurisdictions where the Company files income tax returns are the United States and Mexico. Generally, returns filed for tax years 2003 through 2007 remain open and subject to examination by the relevant tax authorities. The Company is typically engaged in various tax examinations at any given time, both by U. S. federal and state taxing jurisdictions and Mexican tax authorities. During the twelve weeks ended May 3, 2008, the Company completed certain federal, state and local income tax examinations. As of May 3, 2008, the Company estimates that the amount of unrecognized tax benefits could be reduced by approximately $17.8 million over the next 12 months as a result of tax audit closings, settlements, and the expiration of statutes to examine such returns in various jurisdictions.
Note D- Inventories
Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. Included in inventory are related purchasing, storage, delivery and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s inventory balances are effectively maintained under the first-in first-out method. The Company’s policy is not to write up inventory in excess of replacement cost, resulting in cost of sales being reflected at the higher amount. The cumulative balance of this unrecorded adjustment, which is reduced upon experiencing price inflation on our merchandise purchases, was $229.1 million at May 3, 2008, and $227.9 million at August 25, 2007.
Note E- Pension Plans
The (income) cost components of net periodic benefit income related to our pension plans for all periods presented are as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 3,	May 5,	May 3,	May 5,
(in thousands)	2008	2007	2008	2007

Interest cost	$2,299	$2,214	$6,897	$6,642
Expected return on plan assets	(3,008)	(2,387)	(9,024)	(7,161)
Amortization of prior service cost	23	(12)	69	(36)
Amortization of net loss	22	173	66	519

Net periodic benefit income	$(664)	$(12)	$(1,992)	$(36)

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. During the thirty-six week period ended May 3, 2008 the Company made $1.3 million in contributions to its funded plan and does not expect any additional funding for the remainder of this fiscal year.

Note F- Long-Term Debt
The Company’s long-term debt consisted of the following:

	May 3,	August 25,
(in thousands)	2008	2007

Bank Term Loan due December 2009, effective interest rate of 4.40%	$300,000	$300,000
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	300,000	300,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
4.75% Senior Notes due November 2010, effective interest rate of 4.17%	200,000	200,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.95% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
6.5% Senior Notes due July 2008	190,000	190,000
Commercial paper, weighted average interest rate of 3.2% at May 3, 2008, and 6.1% at August 25, 2007	242,000	206,700
Other	—	38,918

	$1,932,000	$1,935,618

Balances maturing in the next twelve months are classified as long-term in the accompanying condensed consolidated balance sheets as the Company has the ability and intent to refinance them on a long-term basis.
Note G- Stock Repurchase Program
On June 6, 2007, the Board of Directors increased the Company’s cumulative share repurchase authorization from $5.4 billion to $5.9 billion. From January 1, 1998 to May 3, 2008, the Company has repurchased a total of 102.2 million shares at an aggregate cost of $5.8 billion, including 2,897,744 shares of our common stock at an aggregate cost of $350.0 million during the thirty-six week period ended May 3, 2008. Considering cumulative repurchases as of May 3, 2008, the Company has $108.3 million remaining under the Board’s authorization to repurchase its common stock.
Note H- Comprehensive Income
Comprehensive income includes foreign currency translation adjustments; the impact from certain derivative financial instruments designated and effective as cash flow hedges, including changes in fair value, as applicable; the reclassification of gains and/or losses from accumulated other comprehensive loss to net income to offset the earnings impact of the underlying items being hedged; and changes in the fair value of certain investments classified as available for sale. Comprehensive income for all periods presented is as follows:

	Twelve Weeks Ended		Thirty- Six Weeks Ended
	May 3,	May 5,	May 3,	May 5,
(in thousands)	2008	2007	2008	2007

Net income, as reported	$158,638	$151,591	$397,860	$378,497
Foreign currency translation adjustment	4,945	(359)	7,433	(631)
Net impact from derivative instruments	1,778	(1,447)	(7,156)	(2,731)
Unrealized gains (losses) from marketable securities	(288)	69	387	102

Comprehensive income	$165,073	$149,854	$398,524	$375,237

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AutoZone, Inc.
We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of May 3, 2008, the related condensed consolidated statements of income for the twelve and thirty-six week periods ended May 3, 2008 and May 5, 2007, and the condensed consolidated statements of cash flows for the thirty-six week periods ended May 3, 2008 and May 5, 2007. These financial statements are the responsibility of the Company’s management.
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
June 10, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are the nation’s leading specialty retailer and a leading distributor of automotive parts and accessories. As of May 3, 2008, we operated 4,162 stores including 130 stores in Mexico, compared with 3,991 stores including 110 stores in Mexico at May 5, 2007. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. In many of our stores we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers and service stations. We also sell the ALLDATA brand diagnostic and repair software. On the web, we sell diagnostic and repair information and automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com. We do not derive revenue from automotive repair or installation.
Operating results for the twelve and thirty-six weeks ended May 3, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2008. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2007 had 16 weeks and for fiscal 2008 will have 17 weeks. Additionally, our business is somewhat seasonal in nature, with the highest sales generally occurring in the spring and summer months of March through August and the lowest sales generally occurring in the winter months of December through February.
Executive Summary
Our operating income for the thirty-six weeks ended May 3, 2008 increased 4.5% over the comparable prior year period. We completed the quarter with solid growth trends in our commercial business and slight deceleration in our retail sales. We gained traction in our key initiatives, which are focused on improving our “in-store” customer shopping experience, increasing our AutoZoner training efforts and accelerating commercial growth strategies. We believe the challenging macro environment, including increases in gas prices, the credit crisis and higher unemployment, has impacted our customers. Based on the current macro environment, we continue to communicate to our customers our extensive product categories that are focused on improving gas mileage and saving money by performing maintenance on their vehicles.
We believe the two statistics that have the closest correlation to our market growth are miles driven and the number of seven year old or older vehicles on the road. Miles driven declined for calendar year 2007 and have deteriorated further during calendar year 2008. We believe higher gas prices have contributed to these trends. Conversely, the number of older vehicles (seven years old or older) on the road has been increasing. We currently do not believe the combined impact of these trends to be material to our business.
Twelve Weeks Ended May 3, 2008,
Compared with Twelve Weeks Ended May 5, 2007
Net sales for the twelve weeks ended May 3, 2008, increased $43.6 million to $1.517 billion, or 3.0% over net sales of $1.474 billion for the comparable prior year period. Domestic same store sales (sales for stores opened at least one year) decreased 0.3%. Domestic retail sales increased 1.5%, domestic commercial sales increased 6.3%, and combined sales from our ALLDATA and Mexico operations increased 19.2%.
Gross profit for the twelve weeks ended May 3, 2008, was $762.0 million, or 50.2% of net sales, compared with $735.4 million, or 49.9% of net sales, during the comparable prior year period. The improvement in gross margin was primarily due to ongoing category management efforts and supply chain efficiencies, which were partially offset by higher shrink expense.
Operating, selling, general and administrative expenses for the twelve weeks ended May 3, 2008, were $489.0 million, or 32.2% of net sales, compared with $470.4 million, or 31.9% of net sales, during the comparable prior year period. The increase in operating expenses, as a percentage of sales, was primarily due to higher occupancy costs.
Interest expense, net for the twelve weeks ended May 3, 2008, was $25.3 million compared with $27.1 million during the comparable prior year period. This decrease was primarily due to lower average borrowing rates over the comparable prior year period. Average borrowings for the twelve weeks ended May 3, 2008, were $2.020 billion, compared with $1.944 billion for the comparable prior year period. Weighted average borrowing rates were 5.0% at May 3, 2008, and 5.7% at May 5, 2007.
Our effective income tax rate was 36.0% of pretax income for the twelve weeks ended May 3, 2008, and 36.3% for the comparable prior year period. The Company’s third quarter effective tax rate reflects the favorable resolution of certain tax matters with federal, state and local tax authorities. The actual annual rate for fiscal 2008 will depend on a number of factors, including the amount and source of operating income and the timing and nature of discrete income tax events.
Net income for the twelve week period ended May 3, 2008, increased by $7.0 million to $158.6 million, and diluted earnings per share increased by 14.7% to $2.49 from $2.17 in the comparable prior year period. The impact on current quarter diluted earnings per share from the stock repurchases since the end of the comparable prior year period was an increase of $0.12.

Thirty-Six Weeks Ended May 3, 2008,
Compared with Thirty-Six Weeks Ended May 5, 2007
Net sales for the thirty-six weeks ended May 3, 2008, increased $145.1 million to $4.312 billion, or 3.5% over net sales of $4.167 billion for the comparable prior year period. This increase in sales was primarily driven by sales from new stores, as domestic comparable store sales (sales for domestic stores opened at least one year) increased 0.2%. Domestic retail sales increased 2.3%, domestic commercial sales increased 4.7%, and combined sales from our ALLDATA and Mexico operations increased 19.6%.
Gross profit for the thirty-six weeks ended May 3, 2008, was $2.156 billion, or 50.0% of net sales, compared with $2.060 billion, or 49.4% of net sales, during the comparable prior year period. Gross profit as a percentage of sales was favorable primarily due to our ongoing category management efforts, which were partially offset by higher shrink expense.
Operating, selling, general and administrative expenses for the thirty-six weeks ended May 3, 2008, was $1.449 billion, or 33.6% of net sales, compared with $1.383 billion, or 33.2% of net sales, during the comparable prior year period. The increase in operating expenses, as a percentage of sales, was primarily due to higher occupancy costs.
Interest expense, net for the thirty-six weeks ended May 3, 2008, was $82.0 million compared with $81.0 million during the comparable prior year period. This increase was primarily due to higher average borrowing levels. Average borrowings for the thirty-six weeks ended May 3, 2008, were $2.070 billion, compared with $1.944 billion for the comparable prior year period. Weighted average borrowing rates were 5.3% at May 3, 2008, and 5.7% at May 5, 2007.
Our effective income tax rate was 36.4% of pretax income for the thirty-six weeks ended May 3, 2008, and 36.5% for the comparable prior year period. The Company’s effective tax rate for the thirty-six weeks ended May 3, 2008 reflects the favorable resolution of certain tax matters with both federal, state and local tax authorities during the third quarter. The actual annual rate for fiscal 2008 will depend on a number of factors, including the amount and source of operating income and the timing and nature of discrete income tax events.
Net income for the thirty-six weeks ended May 3, 2008, increased by $19.4 million to $397.9 million, and diluted earnings per share increased by 16.0% to $6.19 from $5.33 in the comparable prior year period. The impact on current year diluted earnings per share from the stock repurchases since the end of the comparable prior year period was an increase of $0.18.
Liquidity and Capital Resources
The primary source of our liquidity is our cash flows realized through the sale of automotive parts and accessories. For the thirty-six weeks ended May 3, 2008, our net cash flows from operating activities provided $501.5 million as compared with $484.2 million during the comparable prior year period. The increase was primarily due to growth in net income and improvements in our accounts payable to inventory ratio as our vendors continue to finance a large portion of our inventory purchases. Our accounts payable to inventory ratio was 89% at May 3, 2008 and 85% at May 5, 2007. Partially offsetting this improvement was the current year increase in accounts receivables.
Our net cash flows from investing activities for the thirty-six weeks ended May 3, 2008, used $161.6 million as compared with $167.6 million used in the comparable prior year period. Capital expenditures for the thirty-six weeks ended May 3, 2008, were $153.5 million compared to $157.8 million for the comparable prior year period. During this thirty-six week period, we opened 106 stores, including seven new stores in Mexico. In the comparable prior year period, we opened 120 stores, including three stores that were closed as a result of hurricane damage in the prior year, and ten in Mexico. We expect to invest in our business consistently with historical rates during fiscal 2008, primarily related to our new store development program, enhancements to existing stores and the construction of our new distribution center in Pennsylvania. Investing cash flows were also impacted by our wholly-owned insurance captive, which purchased $28.2 million in marketable securities and sold $19.4 million in marketable securities during the thirty-six weeks ended May 3, 2008. During the comparable prior year period, this captive purchased $88.8 million in marketable securities and sold $76.9 million in marketable securities.
Our net cash flows from financing activities for the thirty-six weeks ended May 3, 2008, used $344.9 million compared to $325.5 million used in the comparable prior year period. Net proceeds from commercial paper borrowings were $35.3 million versus $87.1 million in the comparable prior year period. Repayment of debt was $38.9 million as compared to $5.6 million in the comparable prior year period. Stock repurchases were $350.0 million in the current thirty-six week period as compared with $464.5 million in the comparable prior year period. For the thirty-six weeks ended May 3, 2008, proceeds from the sale of common stock and exercises of stock options provided $18.4 million, including $3.6 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $66.1 million, including $14.5 million in related tax benefits.
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

Credit Ratings
At May 3, 2008, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB+ and a commercial paper rating of A-2. Moody’s Investors Service had assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. On December 5, 2007, Standard & Poor’s revised the credit outlook for AutoZone to “negative” from “stable”. If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our credit ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense could increase, as we could then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.
Debt Facilities
We maintain $1.0 billion of revolving credit facilities with a group of banks to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. These facilities, which expire in May 2010, may be increased to $1.3 billion at AutoZone’s election, subject to credit availability, allow up to $200 million in letters of credit, and allow up to $100 million in capital leases. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, the Company had $615.5 million in available capacity under these facilities at May 3, 2008. The rate of interest payable under the credit facilities is a function of Bank of America’s base rate or a Eurodollar rate (each as defined in the facility agreements), or a combination thereof.
Our borrowings under our Senior Notes arrangements contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a provision where repayment obligations may be accelerated if AutoZone experiences a change in control (as defined in the agreements). All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of May 3, 2008, we were in compliance with all covenants and expect to remain in compliance with all covenants.
Stock Repurchases
On June 6, 2007, the Board of Directors increased the Company’s cumulative share repurchase authorization from $5.4 billion to $5.9 billion. From January 1, 1998 to May 3, 2008, we have repurchased a total of 102.2 million shares at an aggregate cost of $5.8 billion, including 2,897,744 shares of our common stock at an aggregate cost of $350.0 million during the thirty-six week period ended May 3, 2008. Considering cumulative repurchases as of May 3, 2008, the Company has $108.3 million remaining under the Board’s authorization to repurchase our common stock.
Off-Balance Sheet Arrangements
In conjunction with our commercial sales program, we offer credit to some of our commercial customers. Certain of the receivables related to the credit program are sold to a third party at a discount for cash with limited recourse. We have established a reserve for this recourse. At May 3, 2008, the receivables facility had an outstanding balance of $55.0 million and the balance of the recourse reserve was approximately $1.3 million.
Since fiscal year end, we have cancelled, issued new and modified existing stand-by letters of credit that are primarily renewed on an annual basis to cover premium and deductible payments to our workers’ compensation carrier. Our total standby letters of credit commitment at May 3, 2008, was $113.5 million compared with $113.3 million at August 25, 2007, and our total surety bonds commitment at May 3, 2008, was $14.2 million compared with $11.3 million at August 25, 2007.
Critical Accounting Policies
In our first quarter 2008 filing on form 10-Q, we made the following change to our critical accounting policies from those disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended August 25, 2007.
As discussed in “Note C — Income Taxes” to the accompanying unaudited condensed consolidated financial statements, AutoZone adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” on August 26, 2007. The adoption of FIN 48 resulted in a charge to the beginning balance of retained earnings of $26.9 million at the date of adoption. We previously accounted for such contingent liabilities in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). Under FIN 48, we recognize tax benefits only for income tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement with the taxing authority. Unrecognized tax benefits are tax benefits claimed in our returns or expected to be claimed in our returns that do not meet these recognition and/or the measurement standards. We classify interest and penalties, if applicable, related to income tax liabilities as a component of income tax expense.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
At May 3, 2008, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our 2007 Annual Report to Shareholders were the $35.3 million net increase in commercial paper and the purchase of $28.2 million in marketable securities, partially offset by the sale of $19.4 million in short-term investments, to support the self-insurance reserves in our wholly-owned insurance captive.
The fair value of our debt was estimated at $1.918 billion as of May 3, 2008, and $1.928 billion as of August 25, 2007, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same remaining maturities. Such fair value is less than the carrying value of debt by $14.5 million at May 3, 2008, and less than the carrying value of debt by $7.6 million at August 25, 2007. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had $242.0 million of variable rate debt outstanding at May 3, 2008, and $245.6 million of variable rate debt outstanding at August 25, 2007. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $2.4 million in fiscal 2008 and $1.6 million in fiscal 2007, which includes the effects of interest rate swaps. The primary interest rate exposure on variable rate debt is based on LIBOR. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had outstanding fixed rate debt of $1.690 billion at May 3, 2008, and August 25, 2007. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $53.8 million at May 3, 2008 and $60.8 million at August 25, 2007.
Item 4. Controls and Procedures.
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 3, 2008. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 3, 2008. During or subsequent to the quarter ended May 3, 2008, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.
Item 4T. Controls and Procedures.
Not applicable.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
The following exhibits are filed as part of this report:
3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Fourth Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 99.2 to the Form 8-K dated September 28, 2007.

10.1	Form of non-compete and non-solicitation agreement signed by each of the following officers: Rebecca W. Ballou, Dan Barzel, Craig Blackwell, Brian L. Campbell, Philip B. Daniele, III, Wm. David Gilmore, James C. Griffith, Rodney Halsell, Diana H. Hull, Jeffery Lagges, Grantland E. McGee, Jr., Mitchell Major, Ann A. Morgan, J. Scott Murphy, Jeffrey H. Nix, Raymond A. Pohlman, Elizabeth Rabun, Joe L. Sellers, Jr., Brett Shanaman and Solomon Woldeslassie.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Charlie Pleas, III
Senior Vice President, Controller (Principal Accounting Officer)
Dated: June 12, 2008

EXHIBIT INDEX
The following exhibits are filed as part of this report:
3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Fourth Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 99.2 to the Form 8-K dated September 28, 2007.

10.1	Form of non-compete and non-solicitation agreement signed by each of the following officers: Rebecca W. Ballou, Dan Barzel, Craig Blackwell, Brian L. Campbell, Philip B. Daniele, III, Wm. David Gilmore, James C. Griffith, Rodney Halsell, Diana H. Hull, Jeffery Lagges, Grantland E. McGee, Jr., Mitchell Major, Ann A. Morgan, J. Scott Murphy, Jeffrey H. Nix, Raymond A. Pohlman, Elizabeth Rabun, Joe L. Sellers, Jr., Brett Shanaman and Solomon Woldeslassie.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.