Form 10-K
period 2008-08-30
AUTOZONE INC
filed 2008-10-27
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 30, 2008, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,251,818,438.
The number of shares of Common Stock outstanding as of October 20, 2008, was 57,974,097.
Documents Incorporated By Reference
Portions of the definitive Proxy Statement to be filed within 120 days of August 30, 2008, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held December 17, 2008, are incorporated by reference into Part III.

Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These statements are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation, competition; product demand; the economy; credit markets; the ability to hire and retain qualified employees; consumer debt levels; inflation; weather; raw material costs of our suppliers; energy prices; war and the prospect of war, including terrorist activity; availability of consumer transportation; construction delays; access to available and feasible financing; and changes in laws or regulations. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements, and such events could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section contained in Item 1 under Part I of this Form 10-K for more details.

PART I
Item 1. Business
Introduction
We are the nation’s leading specialty retailer and a leading distributor of automotive replacement parts and accessories. We began operations in 1979 and at August 30, 2008 operated 4,092 stores in the United States and Puerto Rico, and 148 in Mexico. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. In many of our stores we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and government agencies. We also sell the ALLDATA brand automotive diagnostic and repair software. On the web, we sell diagnostic and repair information and automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com. We do not derive revenue from automotive repair or installation services.

At August 30, 2008, our stores were in the following locations:	Store Count

Alabama	90
Arizona	116
Arkansas	59
California	438
Colorado	58
Connecticut	32
Delaware	10
Florida	185
Georgia	171
Idaho	18
Illinois	197
Indiana	131
Iowa	22
Kansas	38
Kentucky	75
Louisiana	105
Maine	6
Maryland	38
Massachusetts	66
Michigan	140
Minnesota	23
Mississippi	84
Missouri	95
Montana	1
Nebraska	14
Nevada	48
New Hampshire	16
New Jersey	58
New Mexico	57
New York	114
North Carolina	157
North Dakota	1
Ohio	211
Oklahoma	66
Oregon	27
Pennsylvania	107
Puerto Rico	17
Rhode Island	15
South Carolina	73
South Dakota	2

At August 30, 2008, our stores were in the following locations:	Store Count

Tennessee	150
Texas	512
Utah	34
Vermont	1
Virginia	82
Washington	48
Washington, DC	6
West Virginia	23
Wisconsin	50
Wyoming	5

Domestic Total	4,092
Mexico	148

TOTAL	4,240

Marketing and Merchandising Strategy
We are dedicated to providing customers with superior service, value and quality automotive parts and products at conveniently located, well-designed stores. Key elements of this strategy are:
Customer Service
Customer service is the most important element in our marketing and merchandising strategy, which is based upon consumer marketing research. We emphasize that our AutoZoners (employees) should always put customers first by providing prompt, courteous service and trustworthy advice. Our electronic parts catalog assists in the selection of parts; and warranties are offered by us or our vendors on many of the parts we sell. Our wide area network in our stores helps us to expedite credit or debit card and check approval processes, to locate parts at neighboring AutoZone stores, and in some cases, to place special orders directly with our vendors.
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
Merchandising
The following table shows some of the types of products that we sell:

Hard Parts	Maintenance Items	Accessories and Non-Automotive
A/C Compressors Alternators Batteries & Accessories Brake Drums, Rotors, Shoes & Pads Carburetors Clutches CV Axles Engines Fuel Pumps Mufflers Shock Absorbers & Struts Starters Water Pumps	Antifreeze & Windshield Washer Fluid
Belts & Hoses
Chemicals, including Brake & Power
  Steering Fluid, Oil & Fuel Additives
Fuses
Lighting
Oil & Transmission Fluid
Oil, Air, Fuel & Transmission Filters
Oxygen Sensors
Protectants & Cleaners
Refrigerant & Accessories
Sealants & Adhesives
Spark Plugs & Wires
Wash & Wax
	Windshield Wipers	Air Fresheners Cell Phone Accessories Drinks & Snacks Floor Mats Hand Cleaner Neon Lighting Mirrors Paint & Accessories Performance Products Seat Covers Steering Wheel Covers Stereos Tools

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
Marketing: Advertising and Promotions
We believe that targeted advertising and promotions play important roles in succeeding in today’s environment. We are constantly working to understand our customers’ wants and needs so that we can build long-lasting, loyal relationships. We utilize promotions and advertising primarily to advise customers about the overall importance of vehicle maintenance, our great value and the availability of high quality parts. Broadcasting is our primary marketing method of driving traffic to our stores. We utilize in-store signage, creative product placement and promotions to help educate customers about products they need.
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
Commercial
Our commercial sales program operates in a highly fragmented market and is one of the leading distributors of automotive parts and other products to local, regional and national repair garages, dealers, service stations and government agencies in the United States, Puerto Rico and Mexico. As a part of the program we offer credit and delivery to our commercial customers. The program operated out of 2,236 domestic stores as of August 30, 2008. Through our hub stores, we offer a greater range of parts and products desired by professional technicians, and this additional inventory is available for our DIY customers as well. We have sales teams focused on national, regional and public sector commercial accounts.
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
Store managers, sales representatives and commercial specialists receive financial incentives through performance-based bonuses. In addition, our growth has provided opportunities for the promotion of qualified AutoZoners. We believe these opportunities are important to attract, motivate and retain high quality AutoZoners.
All store support functions are centralized in our store support centers located in Memphis, Tennessee and Mexico. We believe that this centralization enhances consistent execution of our merchandising and marketing strategies at the store level, while reducing expenses and cost of sales.
Store Automation
All of our stores have Z-net®, our proprietary electronic catalog that enables our AutoZoners to efficiently look up the parts our customers need and provides complete job solutions, advice and information for customer vehicles. Z-net® provides parts information based on the year, make, model and engine type of a vehicle and also tracks inventory availability at the store, at other nearby stores and through special order. The Z-net® display screens are placed on the hard parts counter or pods, where both AutoZoners and customers can view the screen. In addition, our wide area network enables the stores to expedite credit or debit card and check approval processes, to access immediately national warranty data, to implement real-time inventory controls and to locate and hold parts at neighboring AutoZone stores.
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
Store Development
The following table reflects store development during the past five fiscal years:

	Fiscal Year
	2008	2007	2006	2005	2004

Beginning Domestic Stores	3,933	3,771	3,592	3,420	3,219
New Stores	160	163	185	175	202
Closed Stores	1	1	6	3	1

Net New Stores	159	162	179	172	201

Relocated Stores	14	18	18	7	4
Ending Domestic Stores	4,092	3,933	3,771	3,592	3,420
Ending Mexico Stores	148	123	100	81	63

Ending Total Stores	4,240	4,056	3,871	3,673	3,483

The domestic stores include stores in the United States and Puerto Rico. We believe that expansion opportunities exist both in markets that we do not currently serve, as well as in markets where we can achieve a larger presence. We attempt to obtain high visibility sites in high traffic locations and undertake substantial research prior to entering new markets. The most important criteria for opening a new store are its projected future profitability and its ability to achieve our required investment hurdle rate. Key factors in selecting new site and market locations include population, demographics, vehicle profile, number and strength of competitors’ stores and the cost of real estate. In reviewing the vehicle profile, we also consider the number of vehicles that are seven years old and older, “our kind of vehicles,” as these are generally no longer under the original manufacturers’ warranties and require more maintenance and repair than younger vehicles. We generally seek to open new stores within or contiguous to existing market areas and attempt to cluster development in markets in a relatively short period of time. In addition to continuing to lease or develop our own stores, we evaluate and may make strategic acquisitions.

Purchasing and Supply Chain
Merchandise is selected and purchased for all stores through our store support centers located in Memphis, Tennessee and Mexico. No one class of product accounts for as much as 10 percent of our total sales. In fiscal 2008, no single supplier accounted for more than 10 percent of our total purchases. We generally have few long-term contracts for the purchase of merchandise. We believe that we have good relationships with suppliers. We also believe that alternative sources of supply exist, at similar cost, for most types of product sold. Most of our merchandise flows through our distribution centers to our stores by our fleet of tractors and trailers or by third-party trucking firms.
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
Trademarks and Patents
We have registered several service marks and trademarks in the United States Patent and Trademark office as well as in certain other countries, including our service marks, “AutoZone” and “Get in the Zone,” and trademarks, “AutoZone,” “Duralast,” “Duralast Gold,” “Valucraft,” “ALLDATA” and “Z-net®.” We believe that these service marks and trademarks are important components of our merchandising and marketing strategy.
Employees
As of August 30, 2008, we employed approximately 57,000 persons, approximately 57 percent of whom were employed full-time. About 91 percent of our AutoZoners were employed in stores or in direct field supervision, approximately 6 percent in distribution centers and approximately 3 percent in store support functions. Included in the above numbers are approximately 2,600 persons employed in our Mexico operations.
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
William C. Rhodes, III, 43—Chairman, President and Chief Executive Officer, Customer Satisfaction
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
William T. Giles, 49—Chief Financial Officer and Executive Vice President, Finance, Information Technology and Store
Development, Customer Satisfaction
William T. Giles was elected Executive Vice President — Finance, Information Technology and Store Development in March 2007. Prior to that, he was Executive Vice President, Chief Financial Officer and Treasurer from June 2006 to December 2006 and Executive Vice President, Chief Financial Officer since May 2006. From 1991 to May 2006, he held several positions with Linens N’ Things, Inc., most recently as the Executive Vice President and Chief Financial Officer. Prior to 1991, he was with Melville, Inc. and PricewaterhouseCoopers.
Harry L. Goldsmith, 57—Executive Vice President, Secretary and General Counsel, Customer Satisfaction
Harry L. Goldsmith was elected Executive Vice-President, General Counsel and Secretary during fiscal 2006. Previously, he was Senior Vice President, Secretary and General Counsel since 1996 and was Vice President, General Counsel and Secretary from 1993 to 1996.
Robert D. Olsen, 55—Executive Vice President- Store Operations, Commercial and Mexico, Customer Satisfaction
Robert D. Olsen was elected Executive Vice President-Store Operations, Commercial and Mexico during fiscal 2007. Prior to that, he was Executive Vice President-Supply Chain, Information Technology, Mexico and Store Development since fiscal 2006. Previously, he was Senior Vice President since fiscal 2000 with primary responsibility for store development and Mexico operations. From 1993 to 2000, Mr. Olsen was Executive Vice President and Chief Financial Officer of Leslie’s Poolmart. From 1985 to 1989, Mr. Olsen held several positions with AutoZone, including Controller, Vice President-Finance, and Senior Vice President and Chief Financial Officer.
James A. Shea, 63—Executive Vice President-Merchandising, Marketing and Supply Chain, Customer Satisfaction
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
Jon A. Bascom, 51—Senior Vice President-Chief Information Officer, Customer Satisfaction
Jon A. Bascom was elected Senior Vice President-Chief Information Officer in December 2007. Previously, he was Vice President-Information Technology since 1996. Prior to joining AutoZone, Mr. Bascom worked for Malone & Hyde, the AutoZone predecessor company, for 9 years. Since 1989, Mr. Bascom has worked in a variety of leadership roles in applications development, infrastructure, and technology support.

Timothy W. Briggs, 47—Senior Vice President-Human Resources, Customer Satisfaction
Timothy W. Briggs was elected Senior Vice President-Human Resources in October 2005. Prior to that, he was Vice President — Field Human Resources since March 2005. From 2002 to 2005, Mr. Briggs was Vice President — Organization Development. From 1996 to 2002, Mr. Briggs served in various management capacities at the Limited Inc., including Vice President, Human Resources.
Mark A. Finestone, 47—Senior Vice President-Merchandising, Customer Satisfaction
Mark A. Finestone was elected Senior Vice President-Merchandising in December 2007. Previously, he was Vice President — Merchandising since 2002. Prior to joining AutoZone in 2002, Mr. Finestone worked for May Department Stores for 19 years where he held a variety of leadership roles which included Divisional Vice President, Merchandising.
William W. Graves, 48—Senior Vice President-Supply Chain, Customer Satisfaction
William W. Graves was elected Senior Vice President-Supply Chain in October 2005. Prior thereto, he was Vice President-Supply Chain since 2000. From 1992 to 2000, Mr. Graves served in various capacities with the Company.
Lisa R. Kranc, 55—Senior Vice President-Marketing, Customer Satisfaction
Lisa R. Kranc was elected Senior Vice President-Marketing during fiscal 2001. Previously, she was Vice President-Marketing for Hannaford Bros. Co., a Maine-based grocery chain, since 1997, and was Senior Vice President-Marketing for Bruno’s, Inc., from 1996 to 1997. Prior to 1996, she was Vice President-Marketing for Giant Eagle, Inc. since 1992.
Thomas B. Newbern, 46—Senior Vice President-Store Operations, Customer Satisfaction
Thomas B. Newbern was elected Senior Vice President-Store Operations in March 2007. Previously, Mr. Newbern held the title Vice President — Store Operations for AutoZone since 1998. A twenty-one year AutoZoner, he has held several key management positions with the Company.
Charlie Pleas, III, 43—Senior Vice President, Controller, Customer Satisfaction
Charlie Pleas, III, was elected Senior Vice President and Controller in March 2007. Prior to that, he was Vice President, Controller since 2003. Previously, he was Vice President-Accounting since 2000, and Director of General Accounting since 1996. Prior to joining AutoZone, Mr. Pleas was a Division Controller with Fleming Companies, Inc. where he served in various capacities from 1988.
Larry M. Roesel, 51—Senior Vice President-Commercial, Customer Satisfaction
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
We may not be able to sustain our recent rate of sales growth.
We have increased our store count in the past five fiscal years, growing from 3,268 stores at August 30, 2003, to 4,240 stores at August 30, 2008, an average store count increase per year of 5%. Additionally, we have increased annual revenues in the past five fiscal years from $5.457 billion in fiscal 2003 to $6.523 billion in fiscal 2008, an average increase per year of 4%. Annual revenue growth is driven by the opening of new stores and same-store sales. We cannot provide any assurance that we can continue to open stores or increase same-store sales.

Our business depends upon qualified employees.
At the end of fiscal 2008, our consolidated employee count was approximately 57,000. We cannot assure that we can continue to hire and retain qualified employees at current wage rates. If we do not maintain competitive wages, our customer service could suffer by reason of a declining quality of our workforce or, alternatively, our earnings could decrease if we increase our wage rates.
If demand for our products slows, then our business may be materially affected.
Demand for products sold by our stores depends on many factors. In the short term, it may depend upon:
•	the number of miles vehicles are driven annually. Higher vehicle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices and other factors.

•	the number of vehicles in current service that are seven years old and older. These vehicles are generally no longer under the original vehicle manufacturers’ warranties and tend to need more maintenance and repair than younger vehicles.

•	the weather. Inclement weather may cause vehicle maintenance to be deferred.

•	the economy. In periods of rapidly declining economic conditions, both retail DIY and commercial do-it-for-me (“DIFM”) customers may defer vehicle maintenance or repair. Additionally, such conditions may affect our customers’ credit availability. During periods of expansionary economic conditions, more of our DIY customers may pay others to repair and maintain their cars instead of working on their own vehicles or they may purchase new vehicles.

•	rising energy prices. Increases in energy prices may cause our customers to defer purchases of certain of our products as they use a higher percentage of their income to pay for gasoline and other energy costs.
For the long term, demand for our products may depend upon:
•	the quality of the vehicles manufactured by the original vehicle manufacturers and the length of the warranties or maintenance offered on new vehicles; and

•	restrictions on access to diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation.
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
Recently some of our competitors have merged. If this trend continues or they are able to achieve efficiencies in their mergers, there may be greater competitive pressures in the markets in which they are stronger.
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
As mentioned above, rising energy prices may impact demand for the products that we sell, overall transaction count and our profitability. Higher energy prices impact our merchandise distribution, commercial delivery, utility and product costs.
Demand for our merchandise may decline if vehicle manufacturers refuse to make available the information our customers need to work on their own vehicles.
Demand for our merchandise may decline if vehicle manufacturers refuse to make available to the automotive aftermarket industry diagnostic, repair and maintenance information that our customers, both retail (“DIY”) and commercial (“DIFM”), require to diagnose, repair and maintain their vehicles. Without public dissemination of this information, consumers may be forced to have all diagnostic work, repairs and maintenance performed by the vehicle manufacturers’ dealer network.

Deteriorating conditions in the global credit markets, changes in our credit ratings and macroeconomic factors could adversely affect our financial condition and results of operations.
Our short-term and long-term debt is rated investment grade by the major rating agencies. These investment-grade credit ratings have historically allowed us to take advantage of lower interest rates and other favorable terms on our short-term credit lines, in our senior debt offerings and in the commercial paper markets. To maintain our investment-grade ratings, we are required to meet certain financial performance ratios. An increase in our debt and/or a decline in our earnings could result in downgrades in our credit ratings. A downgrade in our credit ratings could result in an increase in interest rates and more restrictive terms on certain of our senior debt and our commercial paper, could limit our access to public debt markets, could limit the institutions willing to provide credit facilities to us and could significantly increase the interest rates on such facilities from current levels.
Moreover, over the past several months, significant deterioration in the financial condition of large financial institutions has resulted in a severe loss of liquidity and availability in global credit markets and in higher short-term borrowing costs and more stringent borrowing terms. Recessionary conditions in the global economy threaten to cause further tightening of the credit markets, more stringent lending standards and terms and higher volatility in interest rates. Persistence of these conditions could have a material adverse effect on our access to short-term debt and the terms and cost of that debt. In addition, further deterioration in the U.S. economy could adversely affect our corporate results, which could adversely affect our financial condition and operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table reflects the square footage and number of leased and owned properties for our stores as of August 30, 2008:

	No. of Stores	Square Footage
Leased	2,027	12,482,799
Owned	2,213	14,808,621

Total	4,240	27,291,420

We have 4.0 million square feet in distribution centers servicing our stores, of which approximately 1.3 million square feet is leased and the remainder is owned. Our distribution centers are located in Arizona, California, Georgia, Illinois, Ohio, Pennsylvania, Tennessee, Texas and Mexico. Our primary store support center, which we own, is located in Memphis, Tennessee, and consists of approximately 260,000 square feet. We also own and lease other properties that are not material in the aggregate.

Item 3. Legal Proceedings
AutoZone, Inc. is a defendant in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc. et al.,” filed in the U.S. District Court for the Southern District of New York in October 2004. The case was filed by more than 200 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers (collectively “Plaintiffs”), against a number of defendants, including automotive aftermarket retailers and aftermarket automotive parts manufacturers. In the amended complaint, the plaintiffs allege, inter alia, that some or all of the automotive aftermarket retailer defendants have knowingly received, in violation of the Robinson-Patman Act (the “Act”), from various of the manufacturer defendants benefits such as volume discounts, rebates, early buy allowances and other allowances, fees, inventory without payment, sham advertising and promotional payments, a share in the manufacturers’ profits, benefits of pay on scan purchases, implementation of radio frequency identification technology, and excessive payments for services purportedly performed for the manufacturers. Additionally, a subset of plaintiffs alleges a claim of fraud against the automotive aftermarket retailer defendants based on discovery issues in a prior litigation involving similar Robinson-Patman Act claims. In the prior litigation, the discovery dispute, as well as the underlying claims, were decided in favor of AutoZone and the other automotive aftermarket retailer defendants who proceeded to trial, pursuant to a unanimous jury verdict which was affirmed by the Second Circuit Court of Appeals. In the current litigation, plaintiffs seek an unspecified amount of damages (including statutory trebling), attorneys’ fees, and a permanent injunction prohibiting the aftermarket retailer defendants from inducing and/or knowingly receiving discriminatory prices from any of the aftermarket manufacturer defendants and from opening up any further stores to compete with plaintiffs as long as defendants allegedly continue to violate the Act. The Company believes this suit to be without merit and is vigorously defending against it. Defendants have filed motions to dismiss all claims with prejudice on substantive and procedural grounds. Additionally, the Defendants have sought to enjoin plaintiffs from filing similar lawsuits in the future. If granted in their entirety, these dispositive motions would resolve the litigation in Defendants’ favor.
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
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
AutoZone’s common stock is listed on the New York Stock Exchange under the symbol “AZO.” On October 20, 2008, there were 3,504 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.
We currently do not pay a cash dividend on our common stock. Any payment of dividends in the future would be dependent upon our financial condition, capital requirements, earnings, cash flow and other factors.
The following table sets forth the high and low sales prices per share of common stock, as reported by the New York Stock Exchange, for the periods indicated:

	Price Range of Common Stock
	High	Low
Fiscal Year Ended August 30, 2008:
Fourth quarter	$142.49	$110.39
Third quarter	$126.85	$108.89
Second quarter	$132.44	$103.07
First quarter	$125.75	$107.10

Fiscal Year Ended August 25, 2007:
Fourth quarter	$140.29	$111.46
Third quarter	$137.66	$121.52
Second quarter	$128.00	$112.39
First quarter	$114.98	$87.30
During 1998 the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was amended in June 2008, to increase the repurchase authorization to $6.4 billion from $5.9 billion. The program does not have an expiration date.
Shares of common stock repurchased by the Company during the quarter ended August 30, 2008, were as follows:

			Total Number of	Maximum Dollar
			Shares Purchased	Value that May Yet
	Total Number	Average	as Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
May 4, 2008, to May 31, 2008	—	—	102,151,797	$608,291,573
June 1, 2008, to June 28, 2008	—	—	102,151,797	608,291,573
June 29, 2008, to July 26, 2008	1,913,643	$121.66	104,065,440	375,485,100
July 27, 2008, to August 30, 2008	1,991,011	$133.80	106,056,451	109,085,287
Total	3,904,654	$127.85	106,056,451	$109,085,287
On September 23, 2008, the Board of Directors raised the repurchase authorization from $6.4 billion to $6.9 billion.

The Company also repurchased, at fair value, an additional 39,235 shares in fiscal 2008, 65,152 shares in fiscal 2007, and 62,293 shares in fiscal 2006 from employees electing to sell their stock under the Company’s Third Amended and Restated Employee Stock Purchase Plan, qualified under Section 423 of the Internal Revenue Code, under which all eligible employees may purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the plan, 36,147 shares were sold to employees in fiscal 2008, 39,139 shares were sold to employees in fiscal 2007, and 51,167 shares were sold in fiscal 2006. At August 30, 2008, 349,750 shares of common stock were reserved for future issuance under this plan. Under the Amended and Restated Executive Stock Purchase Plan all eligible executives are permitted to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases by executives under this plan were 1,793 shares in fiscal 2008, 1,257 shares in fiscal 2007, and 811 shares in fiscal 2006. At August 30, 2008, 261,244 shares of common stock were reserved for future issuance under this plan.
Stock Performance Graph
This graph shows, from the end of fiscal year 2003 to the end of fiscal year 2008, changes in the value of $100 invested in each of the following: AutoZone’s common stock, Standard & Poor’s 500 Composite Index, and a peer group consisting of other automotive aftermarket retailers.

Company Name / Index	8/30/03	8/28/04	8/27/05	8/26/06	8/25/07	8/30/08
AutoZone, Inc.	100	82.09	103.98	95.00	134.27	149.49
S&P 500 Index	100	111.81	123.89	135.68	157.83	139.74
Peer Group	100	109.13	142.83	126.65	154.92	145.61
The peer group consists of Advance Auto Parts, Inc, CSK Auto Corporation (through 7/11/08), Genuine Parts Company, O’Reilly Automotive, Inc., and The Pep Boys-Manny, Moe & Jack.

Item 6. Selected Financial Data

(in thousands, except per share data and	Fiscal Year Ended August
selected operating data)	2008(1)(2)	2007(2)	2006(2)	2005(3)	2004(4)

Income Statement Data
Net sales	$6,522,706	$6,169,804	$5,948,355	$5,710,882	$5,637,025
Cost of sales, including warehouse and delivery expenses	3,254,645	3,105,554	3,009,835	2,918,334	2,880,446
Operating, selling, general and administrative expenses	2,143,927	2,008,984	1,928,595	1,816,884	1,757,873

Operating profit	1,124,134	1,055,266	1,009,925	975,664	998,706
Interest expense — net	116,745	119,116	107,889	102,443	92,804

Income before income taxes	1,007,389	936,150	902,036	873,221	905,902
Income taxes	365,783	340,478	332,761	302,202	339,700

Net income	$641,606	$595,672	$569,275	$571,019	$566,202

Diluted earnings per share	$10.04	$8.53	$7.50	$7.18	$6.56

Adjusted weighted average shares for diluted earnings per share	63,875	69,844	75,859	79,508	86,350

Balance Sheet Data
Current assets	$2,586,301	$2,270,455	$2,118,927	$1,929,459	$1,755,757
Working capital (deficit)	66,981	(15,439)	64,359	118,300	4,706
Total assets	5,257,112	4,804,709	4,526,306	4,245,257	3,912,565
Current liabilities	2,519,320	2,285,895	2,054,568	1,811,159	1,751,051
Debt	2,250,000	1,935,618	1,857,157	1,861,850	1,869,250
Long-term capital leases	48,144	39,073	—	—	—
Stockholders’ equity	$229,687	$403,200	$469,528	$391,007	$171,393

Selected Operating Data
Number of domestic stores at beginning of year	3,933	3,771	3,592	3,420	3,219

New stores	160	163	185	175	202
Closed stores	1	1	6	3	1

Net new stores	159	162	179	172	201

Relocated stores	14	18	18	7	4

Number of domestic stores at end of year	4,092	3,933	3,771	3,592	3,420
Number of Mexico stores at end of year	148	123	100	81	63

Number of total stores at end of year	4,240	4,056	3,871	3,673	3,483

Total domestic store square footage (in thousands)	26,236	25,135	24,016	22,808	21,689
Average square footage per domestic store	6,412	6,391	6,369	6,350	6,342
Increase in domestic store square footage	4%	5%	5%	5%	6%
Increase (decrease) in domestic comparable store net sales(5)	0.4%	0.1%	0.4%	(2.1)%	0.1%
Average net sales per domestic store (in thousands)	$1,532	$1,523	$1,548	$1,573	$1,647
Average net sales per domestic store square foot	$239	$239	$243	$248	$259
Total domestic employees at end of year	54,572	54,859	52,677	50,869	48,294
Merchandise under pay-on-scan arrangements (in thousands)	$6,732	$22,387	$92,142	$151,682	$146,573
Inventory turnover(6)	1.6	x	1.6	x	1.7	x	1.8	x	1.9	x
Accounts payable to inventory ratio	95.0%	93.2%	92.0%	92.5%	91.5%
After-tax return on invested capital (7)	24.0%	22.7%	22.2%	23.9%	25.1%
Net cash provided by operating activities (in thousands)	$912,814	$845,194	$822,747	$648,083	$638,379
Cash flow before share repurchases and changes in debt (in thousands)(8)	$690,621	$678,522	$599,507	$432,210	$509,447
Return on average equity	203%	137%	132%	203%	208%

(1)	Consisted of 53 weeks.

(2)	Fiscal 2008 operating results include a $18.4 million pre-tax non-cash expense for share-based compensation, 2007 operating results include a $18.5 million pre-tax non-cash expense for share-based compensation, and fiscal 2006 operating results contain a $17.4 million pre-tax non-cash expense for share-based compensation as a result of the adoption of SFAS 123 (R) at the beginning of fiscal 2006.

(3)	Fiscal 2005 operating results include a $40.3 million pre-tax non-cash charge related to lease accounting, which includes the impact on prior years and reflects additional amortization of leasehold improvements and additional rent expense, and a $21.3 million income tax benefit from the repatriation of earnings from our Mexican operations and other discrete income tax items.

(4)	Fiscal 2004 operating results include $42.1 million in pre-tax gains from warranty negotiations with certain vendors.

(5)	The domestic comparable sales increases (decreases) are based on sales for all domestic stores open at least one year.

(6)	Inventory turnover is calculated as cost of sales divided by the average merchandise inventory balance over the year. The calculation includes cost of sales related to pay-on-scan sales, which were $19.2 million for the 53 weeks ended August 30, 2008, $85.4 million for the 52 weeks ended August 25, 2007, $198.1 million for the 52 weeks ended August 26, 2006, $234.6 million for the 52 weeks ended August 27, 2005, and $83.2 million for the 52 weeks ended August 28, 2004.

(7)	After-tax return on invested capital is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(8)	Cash flow before share repurchases and changes in debt is calculated as the change in cash and cash equivalents less the change in debt plus treasury stock purchases. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are the nation’s leading specialty retailer and a leading distributor of automotive replacement parts and accessories. We began operations in 1979 and at August 30, 2008, operated 4,092 stores in the United States and Puerto Rico, and 148 in Mexico. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. In many of our stores we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers and service stations. We also sell the ALLDATA brand automotive diagnostic and repair software. On the web, we sell diagnostic and repair information and automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com. We do not derive revenue from automotive repair or installation.
Executive Summary
AutoZone achieved a solid performance in fiscal 2008 delivering record earnings of $642 million and sales growth of $353 million over the prior year. We completed the fiscal year with solid growth in our commercial sales and an increase in our retail sales. We are encouraged by the increase in our commercial business and remain focused on strengthening our retail business. We believe the challenging macro environment, including increases in gas prices, the credit crisis and higher unemployment, has impacted our customers. Based on the current macro environment, we continue to communicate to our customers our extensive product categories that are focused on improving gas mileage and saving money by performing maintenance on their vehicles.
We believe the two statistics that have the closest correlation to our market growth are miles driven and the number of seven year old or older vehicles on the road. Miles driven declined for the ninth straight month in July 2008. August data is not yet available. We believe higher gas prices have contributed to these trends. Conversely, the number of older vehicles (seven years old or older) on the road has continued to increase annually. We currently do not believe the combined impact of these trends to be material to our business.
Key Initiatives — During fiscal 2008, we continued to reinforce the importance of improving the customer shopping experience by focusing on continuous training on product knowledge, leadership and most importantly, our culture of customer satisfaction. Additionally, we made steady progress on our category management initiatives by making enhancements to our merchandise assortment planning tools, updating category line reviews, expanding our parts assortment, and increasing retail prices to help mitigate the exposure to our business from increased costs. Also, we maintained our focus on Commercial sales training to develop a first class Commercial field sales organization. Lastly, we continued to gain traction on our new electronic parts catalogue, Z-net®, by improving its capabilities and highlighting this customer service enhancement in our marketing campaign.
We continue to see our customers being more cautious with their buying habits in the midst of a challenging environment; however, we believe we are well positioned moving into fiscal 2009 and are confident we can continue offering a value proposition that is compelling to our customers.
Results of Operations
Fiscal 2008 Compared with Fiscal 2007
For the year ended August 30, 2008, AutoZone reported net sales of $6.523 billion compared with $6.170 billion for the year ended August 25, 2007, a 5.7% increase from fiscal 2007. This growth was primarily driven by an increase in the number of open stores, a 1.9% increase from the addition of the 53rd week and domestic same store sales increase of 0.4%. At August 30, 2008, we operated 4,092 domestic stores and 148 in Mexico, compared with 3,933 domestic stores and 123 in Mexico at August 25, 2007. Domestic retail sales increased 4.5% and domestic commercial sales increased 6.8% from prior year. ALLDATA and Mexico sales increased over prior year, contributing 1.2 percentage points of the total increase in net sales.

Gross profit for fiscal 2008 was $3.268 billion, or 50.1% of net sales, compared with $3.064 billion, or 49.7% of net sales, for fiscal 2007. The increase in gross profit as a percent of net sales was due to the positive impact of category management efforts, partially offset by increased distribution expense relating to higher fuel costs.
Vendor funding is primarily recorded as a reduction to inventories and recognized as a reduction to cost of sales as the inventories are sold; however, vendor funding for specific selling activities is recorded as a reduction to operating, selling, general and administrative expenses. Historically, we have classified the majority of our funding as a reduction to inventory; however, during the current year we began to transition to more specific promotions and selling activities as we increased our efforts with vendors to develop tactics to allow them to drive sales and showcase their product, which affect selling, general and administrative expenses.
Operating, selling, general and administrative expenses for fiscal 2008 increased to $2.144 billion, or 32.9% of net sales, from $2.009 billion, or 32.6% of net sales for fiscal 2007. The increase of operating expenses, as a percentage of sales, was primarily due to higher employee medical expense and fuel expense for our commercial fleet.
Interest expense, net for fiscal 2008 was $116.7 million compared with $119.1 million during fiscal 2007. This decrease was primarily due to lower short-term rates and was offset by higher average borrowing levels over the comparable prior year period and the impact of the additional week in the current fiscal year. Average borrowings for fiscal 2008 were $2.024 billion, compared with $1.972 billion for fiscal 2007. Weighted average borrowing rates were 5.2% at August 30, 2008, compared to 5.7% at August 25, 2007.
Our effective income tax rate was 36.3% of pre-tax income for fiscal 2008 compared to 36.4% for fiscal 2007. Refer to “Note D — Income Taxes” for additional information regarding our income tax rate.
Net income for fiscal 2008 increased by 7.7% to $641.6 million, and diluted earnings per share increased 17.8% to $10.04 from $8.53 in fiscal 2007. The impact of the fiscal 2008 stock repurchases on diluted earnings per share in fiscal 2008 was an increase of approximately $0.29. Excluding the additional week, net income for the year increased 5.1% over the previous year to $625.8 million, while diluted earnings per share increased 14.9% to $9.80 per share.
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
Interest expense, net for fiscal 2007 was $119.1 million compared with $107.9 million during fiscal 2006. This increase was due to higher short term rates and higher average borrowing levels over the comparable prior year period and the recognition of interest expense on capital lease obligations that were accounted for as operating leases prior to a modification to the lease agreements in fiscal 2007. Average borrowings for fiscal 2007 were $1.972 billion, compared with $1.928 billion for fiscal 2006. Weighted average borrowing rates were 5.7% at August 25, 2007, compared to 5.5% at August 26, 2006.

Our effective income tax rate decreased to 36.4% of pre-tax income for fiscal 2007 as compared to 36.9% for fiscal 2006 primarily due to benefits from changes in our pre-tax earnings mix and an increase in certain federal and state tax credits. Refer to “Note D — Income Taxes” for additional information regarding our income tax rate.
Net income for fiscal 2007 increased 4.6% to $595.7 million, and diluted earnings per share increased 13.6% to $8.53 from $7.50 in fiscal 2006. The impact of the fiscal 2007 stock repurchases on diluted earnings per share in fiscal 2007 was an increase of approximately $0.14.
Seasonality and Quarterly Periods
AutoZone’s business is somewhat seasonal in nature, with the highest sales occurring in the spring and summer months of March through September, in which average weekly per-store sales historically have been about 15% to 25% higher than in the slower months of December through February. During short periods of time, a store’s sales can be affected by weather conditions. Extremely hot or extremely cold weather may enhance sales by causing parts to fail and spurring sales of seasonal products. Mild or rainy weather tends to soften sales as parts failure rates are lower in mild weather and elective maintenance is deferred during periods of rainy weather. Over the longer term, the effects of weather balance out, as we have stores throughout the United States and Mexico.
Each of the first three quarters of AutoZone’s fiscal year consisted of 12 weeks, and the fourth quarter consisted of 17 weeks in 2008 and 16 weeks in 2007 and 2006. Because the fourth quarter contains the seasonally high sales volume and consists of 16 or 17 weeks, compared with 12 weeks for each of the first three quarters, our fourth quarter represents a disproportionate share of the annual net sales and net income. The fourth quarter of fiscal year 2008, containing 17 weeks, represented 33.9% of annual sales and 38.0% of net income; the fourth quarter of fiscal 2007, containing 16 weeks, represented 32.5% of annual sales and 36.5% of net income; and the fourth quarter of fiscal 2006, containing 16 weeks, represented 32.6% of annual sales and 37.5% of net income.
Liquidity and Capital Resources
The primary source of our liquidity is our cash flows realized through the sale of automotive parts and accessories. Net cash provided by operating activities was $921.1 million in fiscal 2008, $845.2 million in fiscal 2007, and $822.7 million in fiscal 2006. The increase over prior year was primarily due to the growth in net income and to a lesser extent, timing of income tax deductions, and improvements in our accounts payable to inventory ratio as our vendors continue to finance a large portion of our inventory. Partially offsetting this increase was higher accounts receivable. We have maintained an accounts payable to inventory ratio of 95% at August 30, 2008, 93% at August 25, 2007, and 92% at August 26, 2006.
AutoZone’s primary capital requirement has been the funding of its continued new store development program. From the beginning of fiscal 2006 to August 30, 2008, we have opened 567 net new stores. Net cash flows used in investing activities were $243.2 million in fiscal 2008, compared to $228.7 million in fiscal 2007, and $268.3 million in fiscal 2006. We invested $243.6 million in capital assets in fiscal 2008, compared to $224.5 million in capital assets in fiscal 2007, and $263.6 million in capital assets in fiscal 2006. New store openings were 185 for fiscal 2008, 186 for fiscal 2007, and 204 for fiscal 2006. We invest a portion of our assets held by the Company’s wholly owned insurance captive in marketable securities. We acquired $54.3 million of marketable securities in fiscal 2008, $94.6 million in fiscal 2007 and $160.0 million in fiscal 2006. We had proceeds from matured marketable securities of $50.7 million in fiscal 2008, $86.9 million in fiscal 2007 and $145.4 million in fiscal 2006. Capital asset disposals provided $4.0 million in fiscal 2008, $3.5 million in fiscal 2007, and $9.8 million in fiscal 2006.
Net cash used in financing activities was $522.7 million in fiscal 2008, $621.4 million in fiscal 2007, and $537.7 million in fiscal 2006. The net cash used in financing activities reflected purchases of treasury stock which totaled $849.2 million for fiscal 2008, $761.9 million for fiscal 2007, and $578.1 million for fiscal 2006. The treasury stock purchases in fiscal 2008, 2007 and 2006 were primarily funded by cash flow from operations, and at times, by increases in debt levels. Proceeds from issuance of debt reflected $750.0 million for fiscal 2008, none for fiscal 2007 and $200.0 million for fiscal 2006. Debt repayments totaled $229.8 million for fiscal 2008, $5.8 million for fiscal 2007 and $152.7 million for fiscal 2006. As discussed in Note F, in August 2008, we issued $500.0 million in 6.50% Senior Notes due 2014 and $250.0 million in 7.125% Senior Notes due 2018. A portion of the proceeds from the issuance of debt was used to repay outstanding commercial paper, which had increased for the repayment of the $190.0 million senior notes that matured in July. We intend to use the remainder of the proceeds to redeem or repurchase existing debt, for working capital needs, for capital expenditures, for the repurchase of common stock under our stock repurchase program and for general corporate purposes. Net repayments of commercial paper were $206.7 million for fiscal 2008 and $52.0 million for fiscal 2006. For fiscal 2007, net proceeds from the issuance of commercial paper were $84.3 million.

We expect to invest in our business consistent with historical rates during fiscal 2009, primarily related to our new store development program and enhancements to existing stores and systems. In addition to the building and land costs, our new store development program requires working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required. We plan to continue leveraging our inventory purchases; however, our ability to do so may be impacted by a prolonged tightening of the credit markets which may directly limit our vendors’ capacity to factor their receivables from us.
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
Credit Ratings
At August 30, 2008, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB and a commercial paper rating of A-2. Moody’s Investors Service had assigned the Company a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. Fitch Ratings assigned the Company a BBB rating for senior unsecured debt and an F-2 rating for commercial paper. As of August 30, 2008, Moody’s, Standard & Poor’s and Fitch had AutoZone listed as having a “stable” outlook. If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense will likely increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.
Debt Facilities
We maintain $1.0 billion of revolving credit facilities with a group of banks to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. The credit facilities may be increased to $1.3 billion at AutoZone’s election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit, and may include up to $100 million in capital leases. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, the Company had $879.7 million in available capacity under these facilities at August 30, 2008. The rate of interest payable under the credit facilities is a function of Bank of America’s base rate or a Eurodollar rate (each as defined in the facility agreements), or a combination thereof. These facilities expire in May 2010.
Our $300.0 million bank term loan entered in December 2004 was amended in April 2006 to have similar terms and conditions as the $1.0 billion credit facilities, but with a December 2009 maturity, and was further amended in August 2007 to reduce the interest rate on Eurodollar loans. That credit agreement with a group of banks provides for a term loan, which consists of, at our election, base rate loans, Eurodollar loans or a combination thereof. The interest accrues on base rate loans at a base rate per annum equal to the higher of the prime rate or the Federal Funds Rate plus 1/2 of 1%. Interest accrues on Eurodollar loans at a defined Eurodollar rate plus the applicable percentage, which can range from 30 basis points to 90 basis points, depending upon our senior unsecured (non-credit enhanced) long-term debt rating. Based on our ratings at August 30, 2008, the applicable percentage on Eurodollar loans is 35 basis points. We may select interest periods of one, two, three or six months for Eurodollar loans, subject to availability. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. We entered into an interest rate swap agreement on December 29, 2004, to effectively fix, based on current debt ratings, the interest rate of the term loan at 4.4%. We have the option to extend loans into subsequent interest period(s) or convert them into loans of another interest rate type. The entire unpaid principal amount of the term loan will be due and payable in full on December 23, 2009, when the facility terminates. We may prepay the term loan in whole or in part at any time without penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of Eurodollar borrowings.

On June 25, 2008, we entered into an agreement with ESL Investments, Inc., setting forth certain understandings and agreements (see Exhibit 10.32 for complete details) regarding the voting by ESL Investments, Inc., on behalf of itself and its affiliates (collectively, “ESL”), of certain shares of common stock of AutoZone, Inc. and related matters. Among other things, we agreed to use our commercially reasonable efforts to increase our adjusted debt/EBITDAR target ratio from 2.1:1 to 2.5:1 no later than February 14, 2009. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and options expenses to net income.
During July 2008, our $190.0 million Senior Notes maturing at that time were repaid with an increase in commercial paper. On August 4, 2008, we issued $500.0 million in 6.50% Senior Notes due 2014 and $250.0 million in 7.125% Senior Notes due 2018 under our shelf registration statement filed with the Securities and Exchange Commission on July 29, 2008. We used a portion of the proceeds to pay down our commercial paper and intend to use the remainder for general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions.
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
The 6.50% and 7.125% notes issued during August, 2008, are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded and a provision where repayment of the notes may be accelerated if AutoZone experiences a change in control (as defined in the agreements). Our borrowings under our other Senior Notes arrangements contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of August 30, 2008, we were in compliance with all covenants and expect to remain in compliance with all covenants.
Stock Repurchases
During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. The program was amended in June 2008 to increase the repurchase authorization to $6.4 billion from $5.9 billion. From January 1998 to August 30, 2008, we have repurchased a total of 106.1 million shares at an aggregate cost of $6.3 billion. We repurchased 6.8 million shares of common stock at an aggregate cost of $849.2 million during fiscal 2008, 6.0 million shares of its common stock at an aggregate cost of $761.9 million during fiscal 2007, and 6.2 million shares of its common stock at an aggregate cost of $578.1 million during fiscal 2006.
On September 23, 2008, the Board of Directors raised the repurchase authorization from $6.4 billion to $6.9 billion. From August 31, 2008 to October 20, 2008, we repurchased 1.6 million shares for $204.4 million.

Financial Commitments
The following table shows AutoZone’s significant contractual obligations as of August 30, 2008:

	Total	Payment Due by Period
	Contractual	Less than	Between	Between	Over 5
(in thousands)	Obligations	1 year	1-3 years	4-5 years	years

Long-term debt (1)	$2,250,000	$—	$500,000	$500,000	$1,250,000
Interest payments (2)	764,985	134,153	237,208	205,362	188,262
Operating leases (3)	1,372,451	161,435	283,836	219,645	707,535
Capital leases (4)	68,710	16,341	31,568	20,801	—
Self-insurance reserves (5)	147,594	49,081	44,986	22,637	30,890
Construction commitments	19,972	19,972	—	—	—

	$4,623,712	$380,982	$1,097,598	$968,445	$2,176,687

(1)	Long-term debt balances represent principal maturities, excluding interest.

(2)	Represents obligations for interest payments on long-term debt, including the effect of interest rate hedges.

(3)	Operating lease obligations are inclusive of amounts accrued within deferred rent and closed store obligations reflected in our consolidated balance sheets.

(4)	Capital lease obligations include related interest.

(5)	The Company retains a significant portion of the risks associated with workers compensation, employee health, general and product liability, property, and automotive insurance. These amounts represent undiscounted estimates based on actuarial calculations. Although these obligations do not have scheduled maturities, the timing of future payments are predictable based upon historical patterns. Accordingly, the Company reflects the net present value of these obligations in its consolidated balance sheets.
We have other obligations reflected in our consolidated balance sheet that are not reflected in the table above due to the absence of scheduled maturities or due to the nature of the account. Therefore, the timing of these payments cannot be determined, except for amounts estimated to be payable in 2009 that are included in current liabilities.
Off-Balance Sheet Arrangements
The following table reflects outstanding letters of credit and surety bonds as of August 30, 2008.

Total
Other
(in thousands)	Commitments
Standby letters of credit	$93,993
Surety bonds	13,844

$107,837

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
In conjunction with our commercial sales program, we offer credit to some of our commercial customers. The majority of our receivables related to the credit program are sold to a third party at a discount for cash with limited recourse. AutoZone has recorded a reserve for this recourse. At August 30, 2008, the receivables facility had an outstanding balance of $55.4 million and the balance of the recourse reserve was $1.2 million.

Value of Pension Assets
At August 30, 2008, the fair market value of AutoZone’s pension assets was $160.9 million, and the related accumulated benefit obligation was $156.7 million based on a May 31, 2008 measurement date. On January 1, 2003, our defined benefit pension plans were frozen. Accordingly, plan participants earn no new benefits under the plan formulas, and no new participants may join the plans. The material assumptions for fiscal 2008 are an expected long-term rate of return on plan assets of 8.0% and a discount rate of 6.90%. For additional information regarding AutoZone’s qualified and non-qualified pension plans refer to “Note I — Pensions and Savings Plans” in the accompanying Notes to Consolidated Financial Statements.
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
Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented the non-GAAP financial measures, as we believe they provide additional information that is useful to investors as it indicates more clearly the Company’s comparative year-to-year operating results. Furthermore, our management and Compensation Committee of the Board of Directors use the abovementioned non-GAAP financial measures to analyze and compare our underlying operating results and to determine payments of performance-based compensation. We have included a reconciliation of this information to the most comparable GAAP measures in the following reconciliation tables.
Reconciliation of Non-GAAP Financial Measure: Cash Flow Before Share Repurchases and Changes in Debt
The following table reconciles net increase (decrease) in cash and cash equivalents to cash flow before share repurchases and changes in debt, which is presented in the “Selected Financial Data”.

	Fiscal Year Ended August
(in thousands)	2008	2007	2006	2005	2004
Net increase (decrease) in cash and cash equivalents	$155,807	$(4,904)	$16,748	$(2,042)	$(16,250)
Less: Increase (decrease) in debt	313,473	78,461	(4,693)	(7,400)	322,405
Less: Share repurchases	(849,196)	(761,887)	(578,066)	(426,852)	(848,102)

Cash flow before share repurchases and changes in debt	$691,530	$678,522	$599,507	$432,210	$509,447

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

	Fiscal Year Ended August
(in thousands, except percentage data)	2008	2007	2006	2005	2004
Net income	$641,606	$595,672	$569,275	$571,019	$566,202
Adjustments:
After-tax interest	74,355	75,793	68,089	65,533	58,003
After-tax rent	105,166	97,050	90,808	96,367	73,086

After-tax return	$821,127	$768,515	$728,172	$732,919	$697,291

Average debt (1)	$2,015,186	$1,955,652	$1,909,011	$1,969,639	$1,787,307
Average equity (2)	353,411	478,853	510,657	316,639	292,802
Rent x 6 (3)	990,726	915,138	863,328	774,706	701,621
Average capital lease obligations (4)	60,824	30,538	—	—	—

Pre-tax invested capital	$3,420,147	$3,380,181	$3,282,996	$3,060,984	$2,781,730

ROIC	24.0%	22.7%	22.2%	23.9%	25.1%

(1)	Average debt is equal to the average of our long-term debt measured at the end of the prior fiscal year and each of the 13 fiscal periods in the current fiscal year. Long-term debt (in thousands) was $1,546,845 at August 30, 2003.

(2)	Average equity is equal to the average of our stockholders’ equity measured at the end of the prior fiscal year and each of the 13 fiscal periods of the current fiscal year. Stockholders’ equity (in thousands) was $373,758 at August 30, 2003.

(3)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital. This calculation excludes the impact from the cumulative lease accounting adjustments recorded in the second quarter of fiscal 2005.

(4)	Average of the capital lease obligations relating to vehicle capital leases entered into at the beginning of fiscal 2007 is computed as the average over the trailing 13 periods. Rent expense associated with the vehicles prior to the conversion to capital leases is included in the rent for purposes of calculating return on invested capital.
Reconciliation of Non-GAAP Financial Measure: Fiscal 2008 Results Excluding Impact of 53rd Week:
The following table summarizes the favorable impact of the additional week of the 53 week fiscal year ended August 30, 2008.

				Fiscal 2008
				Results of
	Fiscal 2008		Results of	Operations
	Results of	Percent of	Operations for	Excluding	Percent of
(in thousands, except per share and percentage data)	Operations	Revenue	53rd Week	53rd Week	Revenue
Net sales	$6,522,706	100.0%	$(125,894)	$6,396,812	100.0%
Cost of sales	3,254,645	49.9%	(62,700)	3,191,945	49.9%

Gross profit	3,268,061	50.1%	(63,194)	3,204,867	50.1%
Operating expenses	2,143,927	32.9%	(36,087)	2,107,840	33.0%

Operating profit	1,124,134	17.2%	(27,107)	1,097,027	17.1%
Interest expense, net	116,745	1.8%	(2,340)	114,405	1.8%

Income before taxes	1,007,389	15.4%	(24,767)	982,622	15.4%
Income taxes	365,783	5.6%	(8,967)	356,816	5.6%

Net income	$641,606	9.8%	$(15,800)	$625,806	9.8%

Diluted earnings per share	$10.04		$(0.24)	$9.80

Recent Accounting Pronouncements
On August 26, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. For additional information on the impact of adoption of FIN 48, refer to “Note D — Income Taxes” to the accompanying consolidated financial statements.
On August 25, 2007, we adopted the recognition and disclosure provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (“PBO”) of the plan. Refer to “Note I, Pension and Savings Plans” for further description of this adoption.
Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. We currently use a May 31 measurement date for our plans; therefore, this standard will require us to change our measurement date to our fiscal year end beginning in fiscal 2009. The impact from adopting the measurement provisions is not expected to have a material impact on the Company’s results of operations.
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective at the beginning of fiscal 2009 for financial assets and liabilities and at the beginning of fiscal 2010 for nonfinancial assets and liabilities. The adoption of this statement is not expected to have an immediate material impact on our consolidated financial statements.
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This new standard permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for AutoZone in fiscal 2009. The adoption of this statement is not expected to have a material impact on our consolidated financial statements because we do not currently intend to elect to apply fair value to any financial instruments that are not already reported at fair value.
In December 2007, the FASB issued FASB Statement 141R, “Business Combinations,” (“SFAS 141R”). This standard significantly changes the accounting for and reporting of business combinations in consolidated financial statements. Among other things, SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed at the acquisition date and requires the expensing of most transaction and restructuring costs. The standard is effective for us beginning August 30, 2009 (fiscal 2010) and is applicable only to transactions occurring after the effective date.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, including an amendment for ARB No. 51,” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for us beginning August 30, 2009. The adoption of SFAS 160 is not expected to have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133,” (“SFAS 161”). SFAS 161 amends SFAS No. 133 to change the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for AutoZone beginning in fiscal 2010. We are currently evaluating the provisions of SFAS 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS No. 162 is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU section 411.
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
Vendor Allowances
AutoZone receives various payments and allowances from its vendors through a variety of programs and arrangements. Monies received from vendors include rebates, allowances and promotional funds. The amounts to be received are subject to purchase volumes and the terms of the vendor agreements, which generally do not state an expiration date, but are subject to ongoing negotiations that may be impacted in the future based on changes in market conditions, vendor marketing strategies and changes in the profitability or sell-through of the related merchandise.
Rebates and other miscellaneous incentives are earned based on purchases or product sales and are accrued ratably over the purchase or sale of the related product, but only if it is reasonably certain that the required volume levels will be reached. These monies are recorded as a reduction of inventories and are recognized as a reduction to cost of sales as the related inventories are sold.
Allowances and promotional funds earned under vendor funding programs are accounted for pursuant to the Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”). The majority of the vendor funds received is recorded as a reduction of the cost of inventories and is recognized as a reduction to cost of sales as these inventories are sold. For arrangements that provide for reimbursement of specific, incremental, identifiable costs incurred by the Company in selling the vendor’s products, the vendor funds are recorded as a reduction to selling, general and administrative expenses in the period in which the specific costs were incurred.

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
Self-Insurance
We retain a significant portion of the risks associated with workers’ compensation, vehicle, employee health, general and product liability and property losses; and we maintain stop-loss coverage to limit the exposure related to certain of these risks. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. Through various methods, which include analyses of historical trends and utilization of actuaries, the Company estimates the costs of these risks. The long-term portions of these liabilities are recorded at our estimate of their net present value. We believe the amounts accrued are adequate, although actual losses may differ from the amounts provided.
Income Taxes
We accrue and pay income taxes based on the tax statutes, regulations and case law of the various jurisdictions in which we operate. Income tax expense involves management judgment as to the ultimate resolution of any tax matters in dispute with state, federal and foreign tax authorities. We measure and record income tax contingency accruals in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”
We recognize liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statues, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.
We classify interest related to income tax liabilities as income tax expense, and if applicable, penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are due within one year of the balance sheet date are presented as current liabilities. The remaining portion of our income tax liabilities and accrued interest and penalties are presented as noncurrent liabilities because payment of cash is not anticipated within one year of the balance sheet date. These noncurrent income tax liabilities are recorded in the caption “Other liabilities” in our consolidated balance sheets.
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

Pension Obligation
Prior to January 1, 2003, substantially all full-time employees were covered by a defined benefit pension plan. The benefits under the plan were based on years of service and the employee’s highest consecutive five-year average compensation. On January 1, 2003, the plan was frozen. Accordingly, pension plan participants will earn no new benefits under the plan formula and no new participants will join the pension plan. On January 1, 2003, the Company’s supplemental defined benefit pension plan for certain highly compensated employees was also frozen. Accordingly, plan participants will earn no new benefits under the plan formula and no new participants will join the pension plan. As the plan benefits are frozen, the annual pension expense and recorded liabilities are not impacted by increases in future compensation levels, but are impacted by the use of two key assumptions in the calculation of these balances:
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
AutoZone has historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. We reflect the current fair value of all interest rate hedge instruments in our consolidated balance sheets as a component of other assets. All of the Company’s interest rate hedge instruments are designated as cash flow hedges. We had an outstanding interest rate swap with a fair value of ($4.3) million at August 30, 2008, and $5.8 million at August 25, 2007, to effectively fix the interest rate on the $300.0 million term loan entered into during December 2004.
The related gains and losses on interest rate hedges are deferred in stockholders’ equity as a component of other comprehensive income or loss. These deferred gains and losses are recognized in income as a decrease or increase to interest expense in the period in which the related cash flows being hedged are recognized in expense. However, to the extent that the change in value of an interest rate hedge instrument does not perfectly offset the change in the value of the cash flow being hedged, that ineffective portion is immediately recognized in income. The Company’s hedge instrument was determined to be highly effective as of August 30, 2008.

The fair value of our debt was estimated at $2.235 billion as of August 30, 2008, and $1.928 billion as of August 25, 2007, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt having the same remaining maturities. Such fair value is less than the carrying value of debt by $15.0 million at August 30, 2008, and less than the carrying value of debt by $7.6 million at August 25, 2007. Considering the effect of the interest rate swap designated and effective as a cash flow hedge, we had no variable rate debt outstanding at August 30, 2008, and $245.6 million of variable rate debt outstanding at August 25, 2007. In fiscal 2007, at this borrowing level for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable impact on our pre-tax earnings and cash flows of $2.5 million, which includes the effects of the interest rate swap. The primary interest rate exposure on variable rate debt is based on LIBOR. Considering the effect of the interest rate swap designated and effective as a cash flow hedge, we had outstanding fixed rate debt of $2.250 billion at August 30, 2008, and $1.690 billion at August 25, 2007. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $90.7 million at August 30, 2008, and $60.8 million at August 25, 2007.
Fuel Price Risk
Fuel swap contracts that we utilize have not previously been designated as hedging instruments under the provisions of SFAS 133 and thus do not qualify for hedge accounting treatment, although the instruments were executed to economically hedge a portion of our diesel fuel and unleaded fuel exposure. We did not enter into any fuel swap contracts during the 2008 or 2006 fiscal years. During fiscal 2007 we entered into fuel swaps to economically hedge a portion of our diesel fuel exposure. These swaps were settled within a few days of the fiscal year end and had no significant impact on cost of sales for the 2007 fiscal year.

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
Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of August 30, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of August 30, 2008.
Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Ernst & Young has issued their report concurring with management’s assessment, which is included in this Annual Report.
Certifications
Compliance with NYSE Corporate Governance Listing Standards
On January 8, 2008, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.
Rule 13a-14(a) Certifications of Principal Executive Officer and Principal Financial Officer
The Company has filed, as exhibits to its Annual Report on Form 10-K for the fiscal year ended August 30, 2008, the certifications of its Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of AutoZone, Inc.
We have audited AutoZone, Inc.’s internal control over financial reporting as of August 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AutoZone, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, AutoZone, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 30, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AutoZone, Inc. as of August 30, 2008 and August 25, 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended August 30, 2008 of AutoZone, Inc. and our report dated October 20, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Memphis, Tennessee
October 20, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of AutoZone, Inc.
We have audited the accompanying consolidated balance sheets of AutoZone, Inc. as of August 30, 2008 and August 25, 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended August 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoZone, Inc. as of August 30, 2008 and August 25, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 30, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note D to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109,” effective August 26, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AutoZone, Inc.’s internal control over financial reporting as of August 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 20, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Memphis, Tennessee
October 20, 2008

Consolidated Statements of Income

	Year Ended
	August 30,	August 25,	August 26,
	2008	2007	2006
(in thousands, except per share data)	(53 Weeks)	(52 Weeks)	(52 Weeks)

Net sales	$6,522,706	$6,169,804	$5,948,355
Cost of sales, including warehouse and delivery expenses	3,254,645	3,105,554	3,009,835
Operating, selling, general and administrative expenses	2,143,927	2,008,984	1,928,595

Operating profit	1,124,134	1,055,266	1,009,925
Interest expense, net	116,745	119,116	107,889

Income before income taxes	1,007,389	936,150	902,036
Income taxes	365,783	340,478	332,761

Net income	$641,606	$595,672	$569,275

Weighted average shares for basic earnings per share	63,295	69,101	75,237
Effect of dilutive stock equivalents	580	743	622

Adjusted weighted average shares for diluted earnings per share	63,875	69,844	75,859

Basic earnings per share	$10.14	$8.62	$7.57

Diluted earnings per share	$10.04	$8.53	$7.50

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	August 30,	August 25,
(in thousands, except per share data)	2008	2007

Assets
Current assets:
Cash and cash equivalents	$242,461	$86,654
Accounts receivable	71,241	59,876
Merchandise inventories	2,150,109	2,007,430
Other current assets	122,490	116,495

Total current assets	2,586,301	2,270,455
Property and equipment:
Land	643,699	625,992
Buildings and improvements	1,814,668	1,720,172
Equipment	850,679	780,199
Leasehold improvements	202,098	183,601
Construction in progress	128,133	85,581

	3,639,277	3,395,545
Less: Accumulated depreciation and amortization	1,349,621	1,217,703

	2,289,656	2,177,842

Goodwill, net of accumulated amortization	302,645	302,645
Deferred income taxes	38,283	21,331
Other long-term assets	40,227	32,436

	381,155	356,412

	$5,257,112	$4,804,709

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,043,271	$1,870,668
Accrued expenses and other	327,664	307,633
Income taxes payable	11,582	25,442
Deferred income taxes	136,803	82,152

Total current liabilities	2,519,320	2,285,895
Long-term debt	2,250,000	1,935,618
Other liabilities	258,105	179,996

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 63,600 shares issued and 59,608 shares outstanding in 2008 and 71,250 shares issued and 65,960 shares outstanding in 2007	636	713
Additional paid-in capital	537,005	545,404
Retained earnings	206,099	546,049
Accumulated other comprehensive loss	(4,135)	(9,550)
Treasury stock, at cost	(509,918)	(679,416)

Total stockholders’ equity	229,687	403,200

	$5,257,112	$4,804,709

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended
	August 30,	August 25,	August 26,
	2008	2007	2006
(in thousands)	(53 Weeks)	(52 Weeks)	(52 Weeks)

Cash flows from operating activities:
Net income	$641,606	$595,672	$569,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	169,509	159,411	139,465
Amortization of debt origination fees	1,837	1,719	1,559
Income tax benefit from exercise of stock options	(10,142)	(16,523)	(10,608)
Deferred income taxes	67,474	24,844	36,306
Share-based compensation expense	18,388	18,462	17,370
Changes in operating assets and liabilities:
Accounts receivable	(11,145)	20,487	37,900
Merchandise inventories	(137,841)	(160,780)	(182,790)
Accounts payable and accrued expenses	175,733	186,228	184,986
Income taxes payable	(3,861)	17,587	28,676
Other, net	9,542	(1,913)	608

Net cash provided by operating activities	921,100	845,194	822,747

Cash flows from investing activities:
Capital expenditures	(243,594)	(224,474)	(263,580)
Purchase of marketable securities	(54,282)	(94,615)	(159,957)
Proceeds from sale of investments	50,712	86,921	145,369
Disposal of capital assets	4,014	3,453	9,845

Net cash used in investing activities	(243,150)	(228,715)	(268,323)

Cash flows from financing activities:
Net (repayments of) proceeds from commercial paper	(206,700)	84,300	(51,993)
Proceeds from issuance of debt	750,000	—	200,000
Repayment of debt	(229,827)	(5,839)	(152,700)
Net proceeds from sale of common stock	27,065	58,952	38,253
Purchase of treasury stock	(849,196)	(761,887)	(578,066)
Income tax benefit from exercise of stock options	10,142	16,523	10,608
Payments of capital lease obligations	(15,880)	(11,360)	—
Other	(8,286)	(2,072)	(3,778)

Net cash used in financing activities	(522,682)	(621,383)	(537,676)

Effect of exchange rate changes on cash	539	—	—

Net increase (decrease) in cash and cash equivalents	155,807	(4,904)	16,748
Cash and cash equivalents at beginning of year	86,654	91,558	74,810

Cash and cash equivalents at end of year	$242,461	$86,654	$91,558

Supplemental cash flow information:
Interest paid, net of interest cost capitalized	$107,477	$116,580	$104,929

Income taxes paid	$313,875	$299,566	$267,913

Assets acquired through capital lease	$61,572	$69,325	$—

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Earnings	Loss	Stock	Total

Balance at August 27, 2005	81,111	$811	$462,289	$370,276	$(36,581)	$(405,788)	$391,007
Net income				569,275			569,275
Minimum pension liability, net of taxes of $14,624					22,532		22,532
Foreign currency translation adjustment					(4,410)		(4,410)
Unrealized loss adjustment on marketable securities, net of taxes of ($98)					(181)		(181)
Net gains on outstanding derivatives, net of taxes of $2,152					3,752		3,752
Reclassification of net gains on derivatives into earnings					(612)		(612)

Comprehensive income							590,356
Purchase of 6,187 shares of treasury stock						(578,066)	(578,066)
Retirement of treasury stock	(4,600)	(46)	(27,633)	(380,343)		408,022	—
Sale of common stock under stock option and stock purchase plans	729	7	38,246				38,253
Share-based compensation expense			17,370				17,370
Income tax benefit from exercise of stock options			10,608				10,608

Balance at August 26, 2006	77,240	772	500,880	559,208	(15,500)	(575,832)	469,528
Net income				595,672			595,672
Minimum pension liability, net of taxes of $9,176					14,218		14,218
Foreign currency translation adjustment					(3,240)		(3,240)
Unrealized gain adjustment on marketable securities, net of taxes of $56					104		104
Net losses on outstanding derivatives, net of taxes of ($1,627)					(2,813)		(2,813)
Reclassification of net gains on derivatives into earnings					(612)		(612)

Comprehensive income							603,329
Cumulative effect of adopting SFAS 158, net of taxes of ($1,089)					(1,707)		(1,707)
Purchase of 6,032 shares of treasury stock						(761,887)	(761,887)
Retirement of treasury stock	(6,900)	(68)	(49,404)	(608,831)		658,303	—
Sale of common stock under stock option and stock purchase plans	910	9	58,943				58,952
Share-based compensation expense			18,462				18,462
Income tax benefit from exercise of stock options			16,523				16,523

Balance at August 25, 2007	71,250	713	545,404	546,049	(9,550)	(679,416)	403,200
Net income				641,606			641,606
Pension liability adjustments, net of taxes of ($1,145)					(1,817)		(1,817)
Foreign currency translation adjustment					13,965		13,965
Unrealized gain adjustment on marketable securities, net of taxes of $142					263		263
Net losses on outstanding derivatives, net of taxes of ($3,715)					(6,398)		(6,398)
Reclassification of net gains on derivatives into earnings					(598)		(598)

Comprehensive income							647,021
Cumulative effect of adopting FIN 48				(26,933)			(26,933)
Purchase of 6,802 shares of treasury stock						(849,196)	(849,196)
Retirement of treasury stock	(8,100)	(81)	(63,990)	(954,623)		1,018,694	—
Sale of common stock under stock option and stock purchase plans	450	4	27,061				27,065
Share-based compensation expense			18,388				18,388
Income tax benefit from exercise of stock options			10,142				10,142

Balance at August 30, 2008	63,600	$636	$537,005	$206,099	$(4,135)	$(509,918)	$229,687

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note A — Significant Accounting Policies
Business: AutoZone, Inc. and its wholly owned subsidiaries (“AutoZone” or the “Company”) is principally a retailer and distributor of automotive parts and accessories. At the end of fiscal 2008, the Company operated 4,092 domestic stores in the United States and Puerto Rico, and 148 stores in Mexico. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. Many of the stores have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers and service stations. The Company also sells the ALLDATA brand automotive diagnostic and repair software. On the web at www.autozone.com, the Company sells diagnostic and repair information, auto and light truck parts, and accessories.
Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks ending on the last Saturday in August. Accordingly, fiscal 2008 represented 53 weeks ended on August 30, 2008. Fiscal 2007 and fiscal 2006 represented 52 weeks ended on August 25, 2007 and August 26, 2006, respectively.
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
Cash Equivalents: Cash equivalents consist of investments with original maturities of 90 days or less at the date of purchase. Cash equivalents include proceeds due from credit and debit card transactions with settlement terms of less than 5 days. Credit and debit card receivables included within cash equivalents were $22.7 million at August 30, 2008 and August 25, 2007.
Marketable Securities: The Company invests a portion of its assets held by the Company’s wholly owned insurance captive in marketable debt securities. The Company accounts for these securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and accordingly, classifies them as available-for-sale. The Company includes these securities within the other current assets caption and records the amounts at fair market value, which is determined using quoted market prices at the end of the reporting period. Unrealized gains and losses on these marketable securities are recorded in accumulated other comprehensive income, net of tax.
The Company’s available-for-sale financial instruments consisted of the following:

	Amortized	Gross	Gross	Fair
	Cost	Unrealized	Unrealized	Market
(in thousands)	Basis	Gains	Losses	Value

August 30, 2008	$58,517	$457	$(171)	$58,803

August 25, 2007	$57,245	$33	$(152)	$57,126

The debt securities held at August 30, 2008, had contractual maturities ranging from less than one year to approximately 3 years. The Company did not realize any material gains or losses on its marketable securities during fiscal 2008.

Accounts Receivable: Accounts receivable consists of receivables from commercial customers and vendors, and are presented net of an allowance for uncollectible accounts. AutoZone routinely grants credit to certain of its commercial customers. The risk of credit loss in its trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms and sales to a large number of customers, as well as the low revenue per transaction for most of its sales. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable. Historically, credit losses have been within management’s expectations and the allowances for uncollectible accounts were $16.3 million at August 30, 2008, and $17.7 million at August 25, 2007. The Company routinely sells the majority of its receivables to a third party at a discount for cash with limited recourse. AutoZone has recorded a $1.2 million recourse reserve related to $55.4 million in outstanding factored receivables at August 30, 2008. The recourse reserve at August 25, 2007, was $1.8 million related to $55.3 million in outstanding factored receivables.
Merchandise Inventories: Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. Included in inventory are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s inventory balances are effectively maintained under the first-in, first-out method. The Company’s policy is not to write up inventory in excess of replacement cost, resulting in cost of sales being reflected at the higher amount. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on our merchandise purchases, was $225.4 million at August 30, 2008, and $227.9 million at August 25, 2007.
AutoZone has entered into pay-on-scan (“POS”) arrangements with certain vendors, whereby AutoZone will not purchase merchandise supplied by a vendor until that merchandise is ultimately sold to AutoZone’s customers. Title and certain risks of ownership remain with the vendor until the merchandise is sold to AutoZone’s customers. Since the Company does not own merchandise under POS arrangements until just before it is sold to a customer, such merchandise is not recorded in the Company’s balance sheet. Upon the sale of the merchandise to AutoZone’s customers, AutoZone recognizes the liability for the goods and pays the vendor in accordance with the agreed-upon terms. Although AutoZone does not hold title to the goods, AutoZone controls pricing and has credit collection risk and therefore, gross revenues under POS arrangements are included in net sales in the income statement. Sales of merchandise under POS arrangements approximated $38.2 million in fiscal 2008, $170.0 million in fiscal 2007, and $390.0 million in fiscal 2006. Merchandise under POS arrangements was $6.7 million at August 30, 2008 and $22.4 million at August 25, 2007.
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
Impairment of Long-Lived Assets: In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company evaluates the recoverability of the carrying amounts of the assets covered by this standard annually and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. As part of the evaluation, the Company reviews performance at the store level to identify any stores with current period operating losses that should be considered for impairment. The Company compares the sum of the undiscounted expected future cash flows with the carrying amounts of the assets. If impairments are indicated, the amount by which the carrying amount of the assets exceeds the fair value of the assets is recognized as an impairment loss. No impairment losses were recorded in the three years ended August 30, 2008.
Goodwill: The cost in excess of fair value of identifiable net assets of businesses acquired is recorded as goodwill. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill has not been amortized since fiscal 2001, but an analysis is performed at least annually to compare the fair value of the reporting unit to the carrying amount to determine if any impairment exists. The Company performs its annual impairment assessment in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. No impairment losses were recorded in the three years ended August 30, 2008. Goodwill was $302.6 million, net of accumulated amortization of $51.2 million, as of August 30, 2008, and August 25, 2007.

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
AutoZone’s financial market risk results primarily from changes in interest rates. At times, AutoZone reduces its exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts, treasury lock agreements and forward-starting interest rate swaps. The Company complies with Statement of Financial Accounting Standards Nos. 133, 137, 138 and 149 (collectively “SFAS 133”) pertaining to the accounting for these derivatives and hedging activities which require all such interest rate hedge instruments to be recorded on the balance sheet at fair value. All of the Company’s interest rate hedge instruments are designated as cash flow hedges. Refer to “Note E – Derivative Instruments and Hedging Activities” for additional disclosures regarding the Company’s derivative instruments and hedging activities. Cash flows related to these instruments designated as qualifying hedges are reflected in the accompanying consolidated statements of cash flows in the same categories as the cash flows from the items being hedged. Accordingly, cash flows relating to the settlement of interest rate derivatives hedging the forecasted issuance of debt have been reflected upon settlement as a component of financing cash flows. The resulting gain or loss from such settlement is deferred to other comprehensive loss and reclassified to interest expense over the term of the underlying debt. This reclassification of the deferred gains and losses impacts the interest expense recognized on the underlying debt that was hedged and is therefore reflected as a component of operating cash flows in periods subsequent to settlement. The periodic settlement of interest rate derivatives hedging outstanding variable rate debt is recorded as an adjustment to interest expense and is therefore reflected as a component of operating cash flows.
Foreign Currency: The Company accounts for its Mexican operations using the Mexican peso as the functional currency and converts its financial statements from Mexican pesos to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” The cumulative loss on currency translation is recorded as a component of accumulated other comprehensive loss and approximated $1.8 million at August 30, 2008, and $15.8 million at August 25, 2007.
Self-Insurance Reserves: The Company retains a significant portion of the risks associated with workers’ compensation, employee health, general, products liability, property and automotive insurance. Through various methods, which include analyses of historical trends and utilization of actuaries, the Company estimates the costs of these risks. The costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. Estimates are based on calculations that consider historical lag and claim development factors. The long-term portions of these liabilities are recorded at our estimate of their net present value.
Deferred Rent: The Company recognizes rent expense on a straight-line basis over the course of the lease term, which includes any reasonably assured renewal periods, beginning on the date the Company takes physical possession of the property (see “Note J – Leases”). Differences between this calculated expense and cash payments are recorded as a liability in accrued expenses and other liabilities on the accompanying balance sheet. This deferred rent approximated $51.0 million as of August 30, 2008, and $42.6 million as of August 25, 2007.
Financial Instruments: The Company has financial instruments, including cash and cash equivalents, accounts receivable, other current assets and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short maturities. A discussion of the carrying values and fair values of the Company’s debt is included in “Note F – Financing,” marketable securities is included in “Note A – Marketable Securities,” and derivatives is included in “Note E – Derivative Instruments and Hedging Activities.”
Income Taxes: The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We measure and record income tax contingency accruals in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

We recognize liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.
We classify interest related to income tax liabilities as income tax expense, and if applicable, penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are due within one year of the balance sheet date are presented as current liabilities. The remaining portion of our income tax liabilities and accrued interest and penalties are presented as noncurrent liabilities because payment of cash is not anticipated within one year of the balance sheet date. These noncurrent income tax liabilities are recorded in the caption “Other liabilities” in our consolidated balance sheets.
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
Vendor Allowances and Advertising Costs: The Company receives various payments and allowances from its vendors through a variety of programs and arrangements. Monies received from vendors include rebates, allowances and promotional funds. The amounts to be received are subject to purchase volumes and the terms of the vendor agreements, which generally do not state an expiration date, but are subject to ongoing negotiations that may be impacted in the future based on changes in market conditions, vendor marketing strategies and changes in the profitability or sell-through of the related merchandise.
Rebates and other miscellaneous incentives are earned based on purchases or product sales and are accrued ratably over the purchase or sale of the related product, but only if it is reasonably certain that the required volume levels will be reached. These monies are recorded as a reduction of inventories and are recognized as a reduction to cost of sales as the related inventories are sold.
Allowances and promotional funds earned under vendor funding programs are accounted for pursuant to the Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”). The majority of the vendor funds received is recorded as a reduction of the cost of inventories and is recognized as a reduction to cost of sales as these inventories are sold. For arrangements that provide for reimbursement of specific, incremental, identifiable costs incurred by the Company in selling the vendors’ products, the vendor funds are recorded as a reduction to selling, general and administrative expenses in the period in which the specific costs were incurred.
Advertising expense was approximately $89.0 million in fiscal 2008, $85.9 million in fiscal 2007, and $78.1 million in fiscal 2006. The Company expenses advertising costs as incurred.

Warranty Costs: The Company or the vendors supplying its products provide its customers limited warranties on certain products that range from 30 days to lifetime warranties. In most cases, the Company’s vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate. These obligations, which are often funded by vendor allowances, are recorded as a component of accrued expenses. For vendor allowances that are in excess of the related estimated warranty expense for the vendor’s products, the excess is recorded in inventory and recognized as a reduction to cost of sales as the related inventory is sold.
Shipping and Handling Costs: The Company does not generally charge customers separately for shipping and handling. Substantially all the cost the Company incurs to ship products to our stores is included in cost of sales.
Pre-opening Expenses: Pre-opening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.
Earnings Per Share: Basic earnings per share is based on the weighted average outstanding common shares. Diluted earnings per share is based on the weighted average outstanding shares adjusted for the effect of common stock equivalents, which are primarily stock options. Stock options that were not included in the diluted computation because they would have been anti-dilutive were approximately 31,000 shares at August 30, 2008, 8,000 shares at August 25, 2007, and 700,000 shares at August 26, 2006.
Stock Options: At August 30, 2008, the Company had stock option plans that provide for the purchase of the Company’s common stock by certain of its employees and directors. Effective August 28, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (“SFAS 123(R)”) and began recognizing compensation expense for its share-based payments based on the fair value of the awards. See “Note B – Share-Based Payments” for further discussion.
Recent Accounting Pronouncements: On August 26, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. For additional information on the impact of adoption of FIN 48, refer to “Note D – Income Taxes” to the accompanying consolidated financial statements.
On August 25, 2007, we adopted the recognition and disclosure provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (“PBO”) of the plan. Refer to “Note I – Pension and Savings Plans” for further description of this adoption.
Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. We currently use a May 31 measurement date for our plans; therefore, this standard will require us to change our measurement date to our fiscal year end beginning in fiscal 2009. The impact from adopting the measurement provisions is not expected to have a material impact on the Company’s results of operations. For additional information on the adoption of SFAS 158, refer to Note I to the accompanying consolidated financial statements.
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective at the beginning of fiscal 2009 for financial assets and liabilities and at the beginning of fiscal 2010 for non-financial assets and liabilities. The adoption of this statement is not expected to have an immediate material impact on our consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This new standard permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for AutoZone in fiscal 2009. The adoption of this statement is not expected to have a material impact on our consolidated financial statements because we do not currently intend to elect to apply fair value to any financial instruments that are not already reported at fair value.
In December 2007, the FASB issued FASB Statement 141R, “Business Combinations,” (“SFAS 141R”). This standard significantly changes the accounting for and reporting of business combinations in consolidated financial statements. Among other things, SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed at the acquisition date and requires the expensing of most transaction and restructuring costs. The standard is effective for us beginning August 30, 2009 (fiscal 2010) and is applicable only to transactions occurring after the effective date.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, including an amendment for ARB No. 51,” (“SFAS 160”).  SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for us beginning August 30, 2009. The adoption of SFAS 160 is not expected to have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133,” (“SFAS 161”).  SFAS 161 amends SFAS No. 133 to change the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for AutoZone beginning in fiscal 2010. We are currently evaluating the provisions of SFAS 161.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”).   SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS No. 162 is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU section 411.
Note B — Share-Based Payments
Effective August 28, 2005, the Company adopted SFAS 123(R) and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants and certain transactions under the Company’s other stock plans.
In accordance with SFAS 123(R), share-based compensation expense is based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for options granted subsequent to the adoption date; and c) the discount on shares sold to employees post-adoption, which represents the difference between the grant date fair value and the employee purchase price.
Total share-based expense (a component of operating, selling, general and administrative expenses) was $18.4 million related to stock options and share purchase plans for fiscal 2008, $18.5 million for fiscal 2007 and $17.4 million in fiscal 2006. Tax deductions in excess of recognized compensation cost are classified as a financing cash inflow in accordance with SFAS 123(R).

Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.
AutoZone grants options to purchase common stock to certain of its employees and directors under various plans at prices equal to the market value of the stock on the date of grant. Options have a term of 10 years or 10 years and one day from grant date. Director options generally vest three years from grant date. Employee options generally vest in equal annual installments on the first, second, third and fourth anniversaries of the grant date. Employees and directors generally have 30 days after the service relationship ends, or one year after death, to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.
The weighted average for key assumptions used in determining the fair value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Year Ended
	August 30,	August 25,	August 26,
	2008	2007	2006

Expected price volatility	24%	26%	35%
Risk-free interest rates	4.1%	4.6%	4.1%
Weighted average expected lives in years	4.0	3.9	3.3
Forfeiture rate	10%	10%	10%
Dividend yield	0%	0%	0%
Expected Price Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of our stock to calculate the volatility assumption as it is management’s belief that this is the best indicator of future volatility. We calculate daily market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. An increase in the expected volatility will increase compensation expense.
Risk-Free Interest Rate — This is the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.
Expected Lives — This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Options granted have a maximum term of ten years or ten years and one day. An increase in the expected life will increase compensation expense.
Forfeiture Rate — This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. This estimate is based on historical experience. An increase in the forfeiture rate will decrease compensation expense.
Dividend Yield — The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

The Company generally issues new shares when options are exercised. A summary of outstanding stock options is as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Outstanding August 25, 2007	2,956,765	$79.24
Granted	666,480	116.01
Exercised	(450,425)	62.01
Canceled	(71,583)	88.93

Outstanding August 30, 2008	3,101,237	$89.42

The following table summarizes information about stock options outstanding at August 30, 2008:

	Options Outstanding			Options Exercisable
			Weighted
			Average
		Weighted	Remaining		Weighted
		Average	Contractual		Average
Range of Exercise	Number	Exercise	Life	Number	Exercise
Prices	Outstanding	Price	(in Years)	Exercisable	Price

$22.00 - $75.64	882,159	$62.55	4.34	741,495	$60.07
$82.00 - $89.18	828,399	85.23	6.18	565,828	86.67
$89.30 - $103.44	694,699	101.48	7.84	204,653	99.67
$112.83 - $116.35	627,350	115.41	9.02	—	—
$117.20 - $137.09	68,630	125.80	9.15	5,000	129.63

$22.00 - $137.09	3,101,237	$89.42	6.68	1,516,976	$75.56

At August 30, 2008, the aggregate intrinsic value of all outstanding options was $148 million with a weighted average remaining contractual term of 6.7 years, of which 1,516,976 of the outstanding options are currently exercisable with an aggregate intrinsic value of $93.5 million, a weighted average exercise price of $75.56 and a weighted average remaining contractual term of 5.1 years. Shares reserved for future option grants approximated 4.0 million at August 30, 2008. The weighted average grant date fair value of options granted was $30.28 during fiscal 2008, $29.04 during fiscal 2007 and $22.86 during fiscal 2006. The intrinsic value of options exercised was $29 million in fiscal 2008, $47 million in fiscal 2007 and $27 million in fiscal 2006.
Under the AutoZone, Inc. 2003 Director Compensation Plan, a non-employee director may receive no more than one-half of their director fees immediately in cash, and the remainder of the fees must be taken in common stock. The director may elect to receive up to 100% of the fees in stock or defer all or part of the fees in units (“Director Units”) with value equivalent to the value of shares of common stock as of the grant date. At August 30, 2008, the Company has $3.2 million accrued related to 23,424 director units issued under the current and prior plans with 81,996 shares of common stock reserved for future issuance under the current plan.
Under the AutoZone, Inc. 2003 Director Stock Option Plan (the “Director Stock Option Plan”), each non-employee director receives an option grant on January 1 of each year, and each new non-employee director receives an option to purchase 3,000 shares upon election to the Board of Directors, plus a portion of the annual directors’ option grant prorated for the portion of the year actually served in office. Under the Director Compensation Program effective January 1, 2008 each non-employee director may choose between two pay options, and the number of stock options a director receives under the Director Stock Option Plan depends on which pay option the director chooses. Directors who elect to be paid only the Base Retainer will receive, on January 1 during their first two years of services as a director, an option to purchase 3,000 shares of AutoZone common stock. After the first two years, such directors will receive, on January 1 of each year, an option to purchase 1,500 shares of common stock, and each such director who owns common stock or Director Units worth at least five times the Base Retainer will receive an additional option to purchase 1,500 shares. Directors electing to be paid a Supplemental Retainer in addition to the Base Retainer will receive, on January 1 during their first two years of service as a director, an option to purchase 2,000 shares of AutoZone common stock. After the first two years, such directors will receive an option to purchase 500 shares of common stock, and each such director who owns common stock or Stock Units worth at least five times the Base Retainer will receive an additional option to purchase 1,500 shares. These stock option grants are made at the fair market value as of the grant date. At August 30, 2008, there were 123,604 outstanding options with 259,896 shares of common stock reserved for future issuance under this plan.

The Company recognized $0.7 million in expense related to the discount on the selling of shares to employees and executives under various share purchase plans in fiscal 2008 and $1.1 million in the prior year. The employee stock purchase plan, which is qualified under Section 423 of the Internal Revenue Code, permits all eligible employees to purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the plan, 36,147 shares were sold to employees in fiscal 2008, 39,139 shares were sold to employees in fiscal 2007, and 51,167 shares were sold in fiscal 2006. The Company repurchased 39,235 shares at fair value in fiscal 2008, 65,152 shares at fair value in fiscal 2007, and 62,293 shares at fair value in fiscal 2006 from employees electing to sell their stock. Issuances of shares under the employee stock purchase plans are netted against repurchases and such repurchases are not included in share repurchases disclosed in “Note H — Stock Repurchase Program.” At August 30, 2008, 349,750 shares of common stock were reserved for future issuance under this plan. Once executives have reached the maximum under the employee stock purchase plan, the Amended and Restated Executive Stock Purchase Plan permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases under this plan were 1,793 shares in fiscal 2008, 1,257 shares in fiscal 2007, and 811 shares in fiscal 2006. At August 30, 2008, 261,244 shares of common stock were reserved for future issuance under this plan.
On December 13, 2006, stockholders approved the AutoZone, Inc. 2006 Stock Option Plan and the AutoZone, Inc. Fourth Amended and Restated Executive Stock Purchase Plan. There have been no other material modifications to the Company’s stock plans during fiscal 2008, 2007, or 2006.
Note C — Accrued Expenses and Other
Accrued expenses consisted of the following:

	August 30,	August 25,
(in thousands)	2008	2007

Medical and casualty insurance claims (current portion)	$55,270	$52,037
Accrued compensation, related payroll taxes and benefits	98,054	101,467
Property and sales taxes	69,443	61,570
Accrued interest	26,375	22,241
Accrued sales and warranty returns	9,983	8,634
Capital lease obligations	15,917	16,015
Other	52,622	45,669

	$327,664	$307,633

The Company retains a significant portion of the insurance risks associated with workers’ compensation, employee health, general, products liability, property and automotive insurance. Beginning in fiscal 2004, a portion of these self-insured losses is managed through a wholly owned insurance captive. The Company maintains certain levels for stop-loss coverage for each self-insured plan in order to limit its liability for large claims. The limits are per claim and are $1.5 million for workers’ compensation and property, $0.5 million for employee health, and $1.0 million for general, products liability, and automotive.

Note D — Income Taxes
The provision for income tax expense consisted of the following:

	Year Ended
	August 30,	August 25,	August 26,
(in thousands)	2008	2007	2006

Current:
Federal	$285,516	$292,166	$272,916
State	20,516	23,468	23,539

	306,032	315,634	296,455
Deferred:
Federal	51,997	22,878	30,065
State	7,754	1,966	6,241

	59,751	24,844	36,306

	$365,783	$340,478	$332,761

A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate of 35% to income before income taxes is as follows:

	Year Ended
	August 30,	August 25,	August 26,
(in thousands)	2008	2007	2006

Federal tax at statutory U.S. income tax rate	$352,586	$327,653	$315,713
State income taxes, net	18,375	16,532	19,357
Other	(5,178)	(3,707)	(2,309)

	$365,783	$340,478	$332,761

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	August 30,	August 25,
(in thousands)	2008	2007

Net deferred tax assets:
Domestic net operating loss and credit carryforwards	$20,259	$18,573
Foreign net operating loss and credit carryforwards	4,857	6,257
Insurance reserves	7,933	13,683
Derivatives	1,502	—
Accrued benefits	27,991	20,750
Other	37,702	15,640

Total deferred tax assets	100,244	74,903
Less: Valuation allowances	(7,551)	(8,154)

Net deferred tax assets	92,693	66,749

Deferred tax liabilities:
Property and equipment	24,186	8,296
Inventory	149,318	103,233
Derivatives	—	2,068
Pension	1,620	2,369
Prepaid expenses	13,658	10,192
Other	2,431	1,412

Deferred tax liabilities	191,213	127,570

Net deferred tax liabilities	$(98,520)	$(60,821)

Deferred taxes are not provided for temporary differences of approximately $67.7 million at August 30, 2008, and $47.4 million at August 25, 2007, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.

At August 30, 2008, and August 25, 2007, the Company had deferred tax assets of $8.6 million and $9.1 million from federal tax operating losses (“NOLs”) of $24.6 million and $25.9 million, and deferred tax assets of $1.5 million and $1.8 million from state tax NOLs of $32.8 million and $51.3 million, respectively. At August 30, 2008, and August 25, 2007, the Company had deferred tax assets of $3.8 million and $3.1 million from Non-U.S. NOLs of $9.7 million and $7.9 million, respectively. The federal, state, and Non-U.S. NOLs expire between fiscal 2009 and fiscal 2028. At August 30, 2008, and August 25, 2007, the Company had a valuation allowance of $7.0 million and $7.2 million, respectively, for certain federal and state NOLs resulting primarily from annual statutory usage limitations. At August 30, 2008, the Company had deferred tax assets of $11.2 million for federal, state and Non-U.S. income tax credit carryforwards. Certain tax credit carryforwards have no expiration date and others will expire in fiscal 2009 through fiscal 2030. At August 30, 2008, and August 25, 2007, the Company had a valuation allowance of $0.5 million and $1.0 million for credits subject to such expiration periods, respectively.
AutoZone adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on August 26, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 resulted in a decrease to the beginning balance of retained earnings of $26.9 million at the date of adoption. Including this cumulative effect amount, the liability recorded for total unrecognized tax benefits upon adoption at August 26, 2007, was $49.2 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at August 26, 2007	$49,240
Additions based on tax positions related to the current year	6,181
Additions for tax positions of prior years	65
Reductions for tax positions of prior years	(8,890)
Reductions due to settlements	(3,201)
Reductions due to statue of limitations	(2,636)

Balance at August 30, 2008	$40,759

Included in the August 30, 2008, balance is $26.5 million of unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate.
The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. Upon adoption of FIN 48, the Company had approximately $16.3 million of such accrued interest and penalties included in accrued liabilities associated with unrecognized tax benefits, and has a balance at August 30, 2008, of approximately $15 million.
The major jurisdictions where the Company files income tax returns are the United States and Mexico. Generally, returns filed for tax years 2003 through 2007 remain open and subject to examination by the relevant tax authorities. The Company is typically engaged in various tax examinations at any given time, both by U. S. federal and state taxing jurisdictions and Mexican tax authorities. As of August 30, 2008, the Company estimates that the amount of unrecognized tax benefits could be reduced by approximately $10 million over the next 12 months as a result of tax audit closings, settlements, and the expiration of statutes to examine such returns in various jurisdictions.
Note E — Derivative Instruments and Hedging Activities
AutoZone has utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. AutoZone reflects the current fair value of all interest rate hedge instruments in its consolidated balance sheets as a component of other assets. All of the Company’s interest rate hedge instruments are designated as cash flow hedges. The Company had an outstanding interest rate swap with a fair value of ($4.3) million at August 30, 2008 and $5.8 million at August 25, 2007, to effectively fix the interest rate on the $300.0 million term loan entered into during December 2004.
The related gains and losses on interest rate hedges are deferred in stockholders’ equity as a component of other comprehensive income or loss. These deferred gains and losses are recognized in income as a decrease or increase to interest expense in the period in which the related cash flows being hedged are recognized in expense. However, to the extent that the change in value of an interest rate hedge instrument does not perfectly offset the change in the value of the cash flows being hedged, that ineffective portion is immediately recognized in income. The Company’s hedge instruments have been determined to be highly effective as of August 30, 2008.

The following table summarizes the fiscal 2008 and 2007 activity in accumulated other comprehensive loss as it relates to interest rate hedge instruments:

	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount

Accumulated net gains as of August 26, 2006	$15,910	$(3,741)	$12,169
Net losses on outstanding derivatives	(4,440)	1,627	(2,813)
Reclassification of net gains on derivatives into earnings	(612)	—	(612)

Accumulated net gains as of August 25, 2007	10,858	(2,114)	8,744
Net losses on outstanding derivatives	(10,113)	3,715	(6,398)
Reclassification of net gains on derivatives into earnings	(598)	—	(598)

Accumulated net gains as of August 30, 2008	$147	$1,601	$1,748

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
As of August 30, 2008, the Company estimates $600,000 of gains currently included in accumulated other comprehensive income to be reclassed into earnings within the next 12 months.
Note F — Financing
The Company’s long-term debt consisted of the following:

	August 30,	August 25,
(in thousands)	2008	2007
Bank Term Loan due December 2009, effective interest rate of 4.40%	$300,000	$300,000
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	300,000	300,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
4.75% Senior Notes due November 2010, effective interest rate of 4.17%	200,000	200,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.95% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
6.5% Senior Notes due July 2008	—	190,000
6.5% Senior Notes due January 2014, effective interest rate of 6.63%	500,000	—
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	—
Commercial paper, weighted average interest rate of 6.1% at August 25, 2007	—	206,700
Other	—	38,918

	$2,250,000	$1,935,618

The Company maintains $1.0 billion of revolving credit facilities with a group of banks to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. These facilities expire in May 2010, may be increased to $1.3 billion at AutoZone’s election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit, and may include up to $100 million in capital leases. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, the Company had $879.7 million in available capacity under these facilities at August 30, 2008. The rate of interest payable under the credit facilities is a function of Bank of America’s base rate or a Eurodollar rate (each as defined in the facility agreements), or a combination thereof.

During July 2008, our $190.0 million Senior Notes maturing at that time were repaid with an increase in commercial paper. On August 4, 2008, we issued $500.0 million in 6.50% Senior Notes due 2014 and $250.0 million in 7.125% Senior Notes due 2018 under our shelf registration statement filed with the Securities and Exchange Commission on July 29, 2008. We used a portion of the proceeds to pay down our commercial paper and intend to use the remaining for general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions.
The $300.0 million bank term loan entered in December 2004 was amended in April 2006 to have similar terms and conditions as the $1.0 billion credit facilities, but with a December 2009 maturity, and was further amended in August 2007 to reduce the interest rate on Eurodollar loans. That credit agreement with a group of banks provides for a term loan, which consists of, at the Company’s election, base rate loans, Eurodollar loans or a combination thereof. The interest accrues on base rate loans at a base rate per annum equal to the higher of the prime rate or the Federal Funds Rate plus 1/2 of 1%. Interest accrues on Eurodollar loans at a defined Eurodollar rate plus the applicable percentage, which can range from 30 basis points to 90 basis points, depending upon the Company’s senior unsecured (non-credit enhanced) long-term debt rating. Based on AutoZone’s ratings at August 30, 2008, the applicable percentage on Eurodollar loans is 35 basis points. The Company may select interest periods of one, two, three or six months for Eurodollar loans, subject to availability. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. AutoZone entered into an interest rate swap agreement on December 29, 2004, to effectively fix, based on current debt ratings, the interest rate of the term loan at 4.4%. AutoZone has the option to extend loans into subsequent interest period(s) or convert them into loans of another interest rate type. The entire unpaid principal amount of the term loan will be due and payable in full on December 23, 2009, when the facility terminates. The Company may prepay the term loan in whole or in part at any time without penalty, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of Eurodollar borrowings.
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
The 6.50% and 7.125% notes issued during August, 2008, are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded and a provision where repayment of the notes may be accelerated if AutoZone experiences a change in control (as defined in the agreements). The Company’s borrowings under its other Senior Notes arrangements contain minimal covenants, primarily restrictions on liens. Under its other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under the Company’s borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of August 30, 2008, the Company was in compliance with all covenants and expects to remain in compliance with all covenants.
All of the Company’s debt is unsecured. Scheduled maturities of long-term debt are as follows:

Fiscal Year	Amount
(in thousands)
2009	$—
2010	300,000
2011	200,000
2012	—
2013	500,000
Thereafter	1,250,000

$2,250,000

The fair value of the Company’s debt was estimated at $2.235 billion as of August 30, 2008, and $1.928 billion as of August 25, 2007, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same remaining maturities. Such fair value is less than the carrying value of debt by $15.0 million at August 30, 2008, and $7.6 million at August 25, 2007.

Note G — Interest Expense
Net interest expense consisted of the following:

	Year Ended
	August 30,	August 25,	August 26,
(in thousands)	2008	2007	2006

Interest expense	$121,843	$123,311	$112,127
Interest income	(3,785)	(2,819)	(2,253)
Capitalized interest	(1,313)	(1,376)	(1,985)

	$116,745	$119,116	$107,889

Note H — Stock Repurchase Program
During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was amended in June 2008 to increase the repurchase authorization to $6.4 billion from $5.9 billion. From January 1998 to August 30, 2008, the Company has repurchased a total of 106.1 million shares at an aggregate cost of $6.3 billion.
The following table summarizes our share repurchase activity for the following fiscal years:

	Year Ended
	August 30,	August 25,	August 26,
(in thousands)	2008	2007	2006

Amount	$849,196	$761,887	$578,066
Shares	6,802	6,032	6,187
On September 23, 2008, the Board of Directors raised the repurchase authorization from $6.4 billion to $6.9 billion. From August 31, 2008 to October 20, 2008, the Company repurchased 1.6 million shares for $204.4 million.
Note I — Pension and Savings Plans
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively postretirement benefit plans) to: recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures.
We adopted the recognition and disclosure provisions of SFAS 158 on August 25, 2007. The recognition provisions of SFAS 158 required us to recognize the funded status, which is the difference between the fair value of plan assets and the projected benefit obligations, of our defined benefit pension plans in the August 25, 2007 Consolidated Statements of Financial Position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, both of which were previously netted against the plans’ funded status in our Consolidated Statements of Financial Position pursuant to the provisions of SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”). These amounts will be subsequently recognized as net periodic pension expense pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension expense in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension expense on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158. The adoption of the recognition provisions of SFAS 158 had an immaterial impact on our consolidated financial statements at August 25, 2007.

SFAS 158’s provisions regarding the change in the measurement date of pension benefit plans will require the Company to change its measurement date, beginning in fiscal year 2009, from May 31 to its fiscal year end date, August 29, 2009.
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
The weighted average asset allocation for our pension plan assets was as follows at May 31:

	2008		2007
	Current	Target	Current	Target
Domestic equities	22.7%	27.5%	30.7%	33.5%
International equities	33.3	29.0	27.8	23.0
Alternative investments	31.4	30.5	27.7	30.5
Real estate	11.8	11.0	11.2	11.0
Cash and cash equivalents	0.8	2.0	2.6	2.0

	100.0%	100.0%	100.0%	100.0%

The following table sets forth the plans’ funded status and amounts recognized in the Company’s financial statements:

	August 30,	August 25,
(in thousands)	2008	2007

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$161,064	$154,942
Interest cost	9,962	9,593
Actuarial gains	(10,818)	(550)
Benefits paid	(3,534)	(2,921)

Benefit obligations at end of year	$156,674	$161,064

Change in plan assets:
Fair value of plan assets at beginning of year	$161,221	$126,892
Actual return on plan assets	(940)	26,677
Employer contributions	4,151	10,573
Benefits paid	(3,534)	(2,921)

Fair value of plan assets at end of year	$160,898	$161,221

Reconciliation of funded status:
Funded status of the plans	$4,224	$157
Contributions from measurement date to fiscal year-end	—	2,836

Net amount recognized	$4,224	$2,993

Amount Recognized in the Statement of Financial Position:
Noncurrent other assets	$7,264	$5,984
Current liabilities	(17)	(2,991)
Long-term liabilities	(3,023)	—

Net amount recognized	$4,224	$2,993

Amount Recognized in Accumulated Other Comprehensive Income and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss	$(6,891)	$(3,830)
Prior service cost	(60)	(159)

AOCI	$(6,951)	$(3,989)

Net Pension Benefits (Income) Expense:

	Year Ended
	August 30,	August 25,	August 26,
(in thousands)	2008	2007	2006

Components of net periodic benefit cost:
Interest cost	$9,962	$9,593	$9,190
Expected return on plan assets	(13,036)	(10,343)	(8,573)
Amortization of prior service cost	99	(54)	(627)
Recognized net actuarial losses	97	751	5,645

Net periodic benefit (income) expense	$(2,878)	$(53)	$5,635

The actuarial assumptions were as follows:

	2008	2007	2006
Weighted average discount rate	6.90%	6.25%	6.25%

Expected long-term rate of return on assets	8.00%	8.00%	8.00%

As the plan benefits are frozen, increases in future compensation levels no longer impact the calculation and there is no service cost. The discount rate is determined as of the measurement date and is based on the calculated yield of a portfolio of high-grade corporate bonds with cash flows that generally match our expected benefit payments in future years. The expected long-term rate of return on plan assets is based on the historical relationships between the investment classes and the capital markets, updated for current conditions.
The Company makes annual contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The Company contributed $1.3 million to the plans in fiscal 2008, $13.4 million to the plans in fiscal 2007, and $9.2 million to the plans in fiscal 2006. We do not expect to contribute to the plan in fiscal 2009; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.
Based on current assumptions about future events, benefit payments are expected to be paid as follows for each of the following fiscal years. Actual benefit payments may vary significantly from the following estimates:

Amount
(in thousands)
2009	$4,159
2010	4,778
2011	5,353
2012	5,924
2013	6,631
2014 — 2018	43,085
The Company has a 401(k) plan that covers all domestic employees who meet the plan’s participation requirements. The plan features include Company matching contributions, immediate 100% vesting of Company contributions and a savings option to 25% of qualified earnings. The Company makes matching contributions, per pay period, up to a specified percentage of employees’ contributions as approved by the Board of Directors. The Company made matching contributions to employee accounts in connection with the 401(k) plan of $10.8 million in fiscal 2008, $9.5 million in fiscal 2007, and $8.6 million in fiscal 2006.

Note J — Leases
The Company leases some of its retail stores, distribution centers, facilities, land and equipment, including vehicles. Most of these leases are operating leases and include renewal options, at the Company’s election, and some include options to purchase and provisions for percentage rent based on sales. Rental expense was $165.1 million in fiscal 2008, $152.5 million in fiscal 2007, and $143.9 million in fiscal 2006. Percentage rentals were insignificant.
The Company has a fleet of vehicles used for delivery to our commercial customers and travel for members of field management. The majority of these vehicles are held under capital lease. At August 30, 2008, the Company had capital lease assets of $62.4 million, net of accumulated amortization of $14.4 million, and capital lease obligations of $64.1 million. The $15.9 million current portion of these obligations was recorded as a component of other current liabilities and the $48.2 million long-term portion was recorded as a component of other long-term liabilities in the consolidated balance sheet. At August 25, 2007, the Company had capital lease assets of $54.4 million, net of accumulated amortization of $11.2 million and capital lease obligations of $55.1 million, of which $16.0 million was recorded as current liabilities and $39.1 million was recorded as long term liabilities.
The Company records rent for all operating leases on a straight-line basis over the lease term, including any reasonably assured renewal periods and the period of time prior to the lease term that the Company is in possession of the leased space for the purpose of installing leasehold improvements. Differences between recorded rent expense and cash payments are recorded as a liability in accrued expenses and other long-term liabilities on the balance sheet. This deferred rent approximated $51.0 million on August 30, 2008, and $42.6 million on August 25, 2007. Additionally, all leasehold improvements are amortized over the lesser of their useful life or the remainder of the lease term, including any reasonably assured renewal periods, in effect when the leasehold improvements are placed in service.
Minimum annual rental commitments under non-cancelable operating leases and capital leases were as follows at the end of fiscal 2008:

	(amounts in thousands)
	Operating	Capital
Fiscal Year	Leases	Leases
2009	$161,435	$16,341
2010	149,999	17,161
2011	133,837	14,407
2012	117,610	12,968
2013	102,035	7,833
Thereafter	707,535	—

Total minimum payments required	$1,372,451	68,710

Less: interest		(4,649)

Present value of minimum capital lease payments		$64,061

In connection with the Company’s December 2001 sale of the TruckPro business, the Company subleased some properties to the purchaser for an initial term of not less than 20 years. The Company’s remaining aggregate rental obligation at August 30, 2008 of $23.7 million is included in the above table, but the obligation is entirely offset by the sublease rental agreement.
Note K — Commitments and Contingencies
Construction commitments, primarily for new stores, totaled approximately $20.0 million at August 30, 2008.
The Company had $94.0 million in outstanding standby letters of credit and $13.8 million in surety bonds as of August 30, 2008, which all have expiration periods of less than one year. A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover reimbursement obligations to our workers’ compensation carriers. There are no additional contingent liabilities associated with these instruments as the underlying liabilities are already reflected in the consolidated balance sheet. The standby letters of credit and surety bonds arrangements have automatic renewal clauses.

Note L — Litigation
AutoZone, Inc. is a defendant in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc. et al.,” filed in the U.S. District Court for the Southern District of New York in October 2004. The case was filed by more than 200 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers (collectively “Plaintiffs”), against a number of defendants, including automotive aftermarket retailers and aftermarket automotive parts manufacturers. In the amended complaint, the plaintiffs allege, inter alia, that some or all of the automotive aftermarket retailer defendants have knowingly received, in violation of the Robinson-Patman Act (the “Act”), from various of the manufacturer defendants benefits such as volume discounts, rebates, early buy allowances and other allowances, fees, inventory without payment, sham advertising and promotional payments, a share in the manufacturers’ profits, benefits of pay on scan purchases, implementation of radio frequency identification technology, and excessive payments for services purportedly performed for the manufacturers. Additionally, a subset of plaintiffs alleges a claim of fraud against the automotive aftermarket retailer defendants based on discovery issues in a prior litigation involving similar Robinson-Patman Act claims. In the prior litigation, the discovery dispute, as well as the underlying claims, were decided in favor of AutoZone and the other automotive aftermarket retailer defendants who proceeded to trial, pursuant to a unanimous jury verdict which was affirmed by the Second Circuit Court of Appeals. In the current litigation, plaintiffs seek an unspecified amount of damages (including statutory trebling), attorneys’ fees, and a permanent injunction prohibiting the aftermarket retailer defendants from inducing and/or knowingly receiving discriminatory prices from any of the aftermarket manufacturer defendants and from opening up any further stores to compete with plaintiffs as long as defendants allegedly continue to violate the Act. The Company believes this suit to be without merit and is vigorously defending against it. Defendants have filed motions to dismiss all claims with prejudice on substantive and procedural grounds. Additionally, the Defendants have sought to enjoin plaintiffs from filing similar lawsuits in the future. If granted in their entirety, these dispositive motions would resolve the litigation in Defendants’ favor.
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
Note M — Segment Reporting
The Company manages its business on the basis of one reportable segment. See “Note A — Significant Accounting Policies” for a brief description of the Company’s business. As of August 30, 2008, the majority of the Company’s operations were located within the United States. Other operations include ALLDATA and the Mexico locations, each of which comprises less than 4% of consolidated net sales. The following data presents sales by primary business focus:

	Year Ended
	August 30,	August 25,	August 26,
(in thousands)	2008	2007	2006

Primary business focus:
Domestic Retail	$5,393,498	$5,160,511	$4,989,266
Domestic Commercial	753,731	705,567	708,715
Other	375,477	303,726	250,374

Net sales	$6,522,706	$6,169,804	$5,948,355

Quarterly Summary (1)
(unaudited)

				Seventeen
	Twelve Weeks Ended			Weeks Ended
	November 17,	February 9,	May 3,	August 30,
(in thousands, except per share data)	2007	2008	2008	2008 (2)

Net sales	$1,455,655	$1,339,244	$1,517,293	$2,210,514
Increase (decrease) in domestic comparable store sales	1.3%	(0.3)%	(0.3)%	0.6%
Gross profit	726,448	667,795	762,006	1,111,812
Operating profit	237,375	196,885	273,034	416,839
Income before income taxes	209,313	168,297	247,703	382,075
Net income	132,516	106,704	158,638	243,747
Basic earnings per share	2.04	1.69	2.51	3.92
Diluted earnings per share	2.02	1.67	2.49	3.88

	November 18,	February 10,	May 5,	August 25,
(in thousands, except per share data)	2006	2007	2007	2007 (2)

Net sales	$1,393,069	$1,300,357	$1,473,671	$2,002,707
Increase (decrease) in domestic comparable store sales	0.3%	(0.3)%	0.4%	(0.2)%
Gross profit	685,295	639,212	735,399	1,004,344
Operating profit	222,996	188,923	264,977	378,369
Income before income taxes	195,903	162,105	237,862	340,279
Net income	123,889	103,016	151,591	217,175
Basic earnings per share	1.74	1.46	2.19	3.26
Diluted earnings per share	1.73	1.45	2.17	3.23

(1)	The sum of quarterly amounts may not equal the annual amounts reported due to rounding and due to per share amounts being computed independently for each quarter while the full year is based on the annual weighted average shares outstanding.

(2)	The fiscal 2008 fourth quarter was based on a 17-week period and the fiscal 2007 fourth quarter was based on a 16-week period. All other quarters presented are based on a 12-week period.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
As of August 30, 2008, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 30, 2008. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective. During or subsequent to the fiscal year ended August 30, 2008, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect internal controls over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information set forth in Part I of this document in the section entitled “Executive Officers of the Registrant,” is incorporated herein by reference in response to this item. Additionally, the information contained in AutoZone, Inc.’s Proxy Statement dated October 27, 2008, in the sections entitled “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.
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
Item 11. Executive Compensation
The information contained in AutoZone, Inc.’s Proxy Statement dated October 27, 2008, in the section entitled “Executive Compensation,” is incorporated herein by reference in response to this item.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in AutoZone, Inc.’s Proxy Statement dated October 27, 2008, in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this item.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Not applicable.
Item 14. Principal Accounting Fees and Services
The information contained in AutoZone, Inc.’s Proxy Statement dated October 27, 2008, in the section entitled “Proposal 2 — Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

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
The following financial statements, related notes and reports of independent registered public accounting firm are filed with this Annual Report in Part II, Item 8:

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the fiscal years ended August 30, 2008, August 25, 2007, and August 26, 2006
Consolidated Balance Sheets as of August 30, 2008, and August 25, 2007
Consolidated Statements of Cash Flows for the fiscal years ended August 30, 2008, August 25, 2007, and August 26, 2006
Consolidated Statements of Stockholders’ Equity for the fiscal years ended August 30, 2008, August 25, 2007, and August 26, 2006
Notes to Consolidated Financial Statements
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
Dated: October 27, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ William C. Rhodes, III William C. Rhodes, III	Chairman, President and Chief Executive Officer (Principal Executive Officer)	October 27, 2008

/s/ William T. Giles William T. Giles	Chief Financial Officer and Executive Vice President, Finance, Information Technology and Store Development (Principal Financial Officer)	October 27, 2008

/s/ Charlie Pleas, III Charlie Pleas, III	Senior Vice President, Controller (Principal Accounting Officer)	October 27, 2008

/s/ William C. Crowley William C. Crowley	Director	October 27, 2008

/s/ Charles M. Elson Charles M. Elson	Director	October 27, 2008

/s/ Sue E. Gove Sue E. Gove	Director	October 27, 2008

/s/ Earl G. Graves, Jr. Earl G. Graves, Jr.	Director	October 27, 2008

/s/ Robert R. Grusky Robert R. Grusky	Director	October 27, 2008

/s/ N. Gerry House N. Gerry House	Director	October 27, 2008

/s/ J.R. Hyde, III J.R. Hyde, III	Director	October 27, 2008

/s/ W. Andrew McKenna W. Andrew McKenna	Director	October 27, 2008

/s/ George R. Mrkonic, Jr. George R. Mrkonic, Jr.	Director	October 27, 2008

/s/ Luis P. Nieto Luis P. Nieto	Director	October 27, 2008

/s/ Theodore W. Ullyot Theodore W. Ullyot	Director	October 27, 2008

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Fourth Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 99.2 to the Form 8-K dated September 28, 2007.

4.1	Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 17, 1998.

4.2	Fourth Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.1 to the Form 8-K dated September 28, 2007.

4.3	Indenture dated as of August 8, 2003, between AutoZone, Inc. and Bank One Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to the Form S-3 (No. 333-107828) filed August 11, 2003.

4.4	Form of 6.500% Senior Note due 2014. Incorporated by reference from the Form 8-K dated August 4, 2008

4.5	Form of 7.125% Senior Note due 2018. Incorporated by reference from the Form 8-K dated August 4, 2008

*10.1	Fourth Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 4, 2002.

*10.2	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended August 26, 2000.

*10.3	Third Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.3 to the Form 10-K for the fiscal year ended August 30, 2003.

*10.4	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 23, 2002.

*10.5	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 23, 2002.

*10.6	AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended February 12, 2000.

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

10.12
Amended and Restated Five-Year Credit Agreement dated as of May 17, 2004, among AutoZone, Inc., as borrower, the several lenders from time to time party thereto, and Fleet National Bank, as Administrative Agent and Citicorp USA, Inc., as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 8, 2004.

*10.13
AutoZone, Inc. 2005 Executive Incentive Compensation Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated October 27, 2004, for the Annual Meeting of Stockholders held December 16, 2004.

10.14
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

10.15
Lenders’ consent to extend the termination date of the Company’s Amended and Restated 5-Year Credit Agreement dated as of May 17, 2004 for an additional period of one year, to May 17, 2010. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended May 7, 2005.

10.16
First Amendment dated as of May 5, 2006, to the Credit Agreement dated as of December 23, 2004, among AutoZone, Inc., as Borrower, the Several Lenders from time to time party thereto, Bank of America, N.A, as Administrative Agent, and Wachovia Bank, National Association, as Syndication Agent. Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended May 6, 2006.

10.17
Second Amendment dated as of August 3, 2007, to the Credit Agreement dated as of December 23, 2004, (as amended by the First Amendment to Credit Agreement dated as of May 5, 2006) among AutoZone, Inc., as Borrower, the Several Lenders from time to time party thereto, Bank of America, N.A, as Administrative Agent, and Wachovia Bank, National Association, as Syndication Agent. Incorporated by reference to Exhibit 10.22 to the From 10-K for the fiscal year ended August 25, 2007.

10.18
Four-Year Credit Agreement dated as of May 5, 2006, among AutoZone, Inc. as Borrower, the Several Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, and Citicorp USA, Inc. as Syndication Agent. Incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended May 6, 2006.

10.19
Second Amended and Restated Five-Year Credit Agreement dated as of May 5, 2006, among AutoZone, Inc. as Borrower, the Several Lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent and Swingline Lender, and Citicorp USA, Inc. as Syndication Agent. Incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended May 6, 2006.

*10.20	AutoZone, Inc. 2006 Stock Option Plan. Incorporated by reference to Appendix A to the definitive proxy statement dated October 25, 2006, for the annual meeting of stockholders held December 13, 2006.

*10.21	Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.26 to the Form 10-K for the fiscal year ended August 25, 2007.

*10.22
AutoZone, Inc. Fourth Amended and Restated Executive Stock Purchase Plan. Incorporated by reference to Appendix B to the definitive proxy statement dated October 25, 2006, for the annual meeting of stockholders held December 13, 2006.

*10.23	Offer letter dated March 19, 2007, to Larry Roesel. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 5, 2007.

*10.24	AutoZone, Inc. Director Compensation Program. Incorporated by reference to Exhibit 99.1 to the Form 8-K dated February 15, 2008.

*10.25	Amended and Restated AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Exhibit 99.2 to Form 8-K dated January 4, 2008.

*10.26	Amended and Restated AutoZone, Inc. 2003 Director Stock Option Plan. Incorporated by reference to Exhibit 99.3 to Form 8-K dated January 4, 2008.

*10.27	AutoZone, Inc. Enhanced Severance Pay Plan. Incorporated by reference to Exhibit 99.1 to the Form 8-K dated February 15, 2008.

*10.28
Form of non-compete and non-solicitation agreement signed by each of the following executive officers: Jon A. Bascom, Timothy W. Briggs, Mark A. Finestone, William T. Giles, William W. Graves, Lisa R. Kranc, Thomas B. Newbern, Charlie Pleas III, Larry M. Roesel and James A. Shea; and by AutoZone, Inc., with an effective date of February 14, 2008, for each. Incorporated by reference to Exhibit 99.2 to the Form 8-K dated February 15, 2008.

*10.29
Form of non-compete and non-solicitation agreement approved by AutoZone’s Compensation Committee for execution by non-executive officers. Incorporated by reference to Exhibit 99.3 to the Form 8-K dated February 15, 2008.

*10.30	Agreement dated February 14, 2008, between AutoZone, Inc. and William C. Rhodes, III. Incorporated by reference to Exhibit 99.3 to the Form 8-K dated February 15, 2008.

*10.31
Form of non-compete and non-solicitation agreement signed by each of the following officers: Rebecca W. Ballou, Dan Barzel, Craig Blackwell, Brian L. Campbell, Philip B. Daniele, III, Wm. David Gilmore, Stephany L. Goodnight, James C. Griffith, William R. Hackney, Rodney Halsell, Diana H. Hull, Jeffery Lagges, Grantland E. McGee, Jr., Mitchell Major, Ann A. Morgan, J. Scott Murphy, Jeffrey H. Nix, Raymond A. Pohlman, Elizabeth Rabun, Juan A. Santiago, Joe L. Sellers, Jr., Brett Shanaman and Solomon Woldeslassie. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 3, 2008.

10.32	Agreement, dated as of June 25, 2008 between AutoZone, Inc. and ESL Investments, Inc. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated June 26, 2008.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethical Conduct. Incorporated by reference to Exhibit 14.1 of the Form 10-K for the fiscal year ended August 30, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.