Form 10-Q
period 2008-11-22
AUTOZONE INC
filed 2008-12-19
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 22, 2008, or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 Par Value — 57,464,817 shares outstanding as of December 11, 2008.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AUTOZONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(in thousands)

	November 22,	August 30,
	2008	2008
ASSETS
Current assets
Cash and cash equivalents	$85,756	$242,461
Accounts receivable	67,440	71,241
Merchandise inventories	2,186,627	2,150,109
Other current assets	122,322	122,490

Total current assets	2,462,145	2,586,301

Property and equipment
Property and equipment	3,643,834	3,639,277
Less: Accumulated depreciation and amortization	1,376,636	1,349,621

	2,267,198	2,289,656
Other assets
Goodwill, net of accumulated amortization	302,645	302,645
Deferred income taxes	41,337	38,283
Other long-term assets	39,889	40,227

	383,871	381,155

	$5,113,214	$5,257,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,002,128	$2,043,271
Accrued expenses and other	317,034	327,664
Income taxes payable	68,142	11,582
Deferred income taxes	140,673	136,803

Total current liabilities	2,527,977	2,519,320

Debt	2,268,200	2,250,000
Other liabilities	257,040	258,105
Stockholders’ equity	59,997	229,687

	$5,113,214	$5,257,112

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)
(in thousands, except per share amounts)

	Twelve Weeks Ended
	November 22,	November 17,
	2008	2007

Net sales	$1,478,292	$1,455,655
Cost of sales, including warehouse and delivery expenses	737,101	729,207
Operating, selling, general and administrative expenses	502,652	489,073

Operating profit	238,539	237,375
Interest expense, net	31,166	28,062

Income before income taxes	207,373	209,313
Income taxes	76,002	76,797

Net income	$131,371	$132,516

Weighted average shares for basic earnings per share	58,325	64,855
Effect of dilutive stock equivalents	590	589

Adjusted weighted average shares for diluted earnings per share	58,915	65,444

Basic earnings per share	$2.25	$2.04

Diluted earnings per share	$2.23	$2.02

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(in thousands)

	Twelve Weeks Ended
	November 22,	November 17,
	2008	2007
Cash flows from operating activities
Net income	$131,371	$132,516
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	40,153	39,692
Amortization of debt origination fees	620	415
Income tax benefit from exercise of options	(1,520)	(1,795)
Deferred income taxes	1,502	(379)
Share-based compensation expense	4,456	4,182
Changes in operating assets and liabilities
Accounts receivable	3,054	5,976
Merchandise inventories	(53,828)	(44,094)
Accounts payable and accrued expenses	(47,291)	(23,074)
Income taxes payable	58,080	54,721
Other, net	4,187	2,885

Net cash provided by operating activities	140,784	171,045

Cash flows from investing activities
Capital expenditures	(51,099)	(44,887)
Purchase of marketable securities	(5,281)	(20,448)
Proceeds from sale of marketable securities	5,270	5,282
Disposal of capital assets and other, net	4,498	392

Net cash used in investing activities	(46,612)	(59,661)

Cash flows from financing activities
Net proceeds from commercial paper	18,900	264,370
Repayment of debt	(700)	(38,918)
Net proceeds from sale of common stock	8,062	8,766
Purchase of treasury stock	(272,123)	(349,990)
Income tax benefit from exercise of stock options	1,520	1,795
Payments of capital lease obligations	(3,979)	(3,874)
Other, net	—	(374)

Net cash used in financing activities	(248,320)	(118,225)

Effect of exchange rate changes on cash	(2,557)	—

Net decrease in cash and cash equivalents	(156,705)	(6,841)
Cash and cash equivalents at beginning of period	242,461	86,654

Cash and cash equivalents at end of period	$85,756	$79,813

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A- General
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the 2008 Annual Report to Stockholders for AutoZone, Inc. (“AutoZone” or the “Company”) for the year ended August 30, 2008.
Operating results for the twelve weeks ended November 22, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2009. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2008 had 17 weeks and for fiscal 2009 will have 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring in the spring and summer months of March through September and the lowest sales generally occurring in the winter months of December through February.
Recent Accounting Pronouncements: On August 25, 2007, the Company adopted the recognition and disclosure provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (“PBO”) of the plan.
Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. On August 31, 2008, the Company adopted the measurement date provisions of SFAS 158. The adoption of the measurement date provisions of SFAS 158 had no material effect on our consolidated financial statements as of and for the twelve weeks ended November 22, 2008 or for any prior period presented, and it will not materially affect our operating results in future periods.
Effective August 31, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair values, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. The adoption of SFAS 157 had no material impact on the consolidated financial statements as of and for the twelve weeks ended November 22, 2008. Refer to “Note C — Fair Value Measurements” for disclosure about fair value measurements.
Note B- Share-Based Payments
Share-based payments include stock option grants and the discount on shares sold to employees under share purchase plans. Additionally, directors may defer a portion of their fees in units (“Director Units”) with value equivalent to the value of shares of common stock as of the grant date.
Total share-based expense (a component of operating, selling, general and administrative expenses) was $4.5 million for the twelve week period ended November 22, 2008 and was $4.2 million for the comparable prior year period.
During the quarter, the Company made stock option grants of 567,942 shares in connection with our annual grant. We granted options to purchase 619,240 shares during the first quarter of fiscal 2008. The weighted average fair value of the stock option awards, granted during the twelve week periods ended November 22, 2008 and November 17, 2007, using the Black-Scholes-Merton multiple-option pricing valuation model, was $33.64 and $29.96 per share, respectively, using the following weighted average key assumptions:

	Twelve Weeks Ended
	November 22,	November 17,
	2008	2007
Expected price volatility	27%	24%
Risk-free interest rate	2.5%	4.1%
Weighted average expected lives in years	4.1	4.0
Forfeiture rate	10.0%	10.0%
Dividend yield	0.0%	0.0%
See our 2008 Annual Report to Stockholders for a discussion of the methodology used in developing our assumptions used in determining the fair value of the option awards.

Note C- Fair Value Measurements
As previously discussed, during the twelve week period ended November 22, 2008, the Company adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure requirements about fair value measurements. This standard defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value by creating a hierarchy of valuation inputs used to measure fair value, and although it does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements.
The hierarchy prioritizes the inputs into three broad levels:
Level 1 inputs—unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occurs with sufficient frequency and volume to provide ongoing pricing information.
Level 2 inputs—inputs other than quoted market prices included in Level 1 that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates.
Level 3 inputs—unobservable inputs for the asset or liability.
The following table provides the fair value measurement amounts for assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheet at fair value as of November 22, 2008:

	Total Fair Value
	Amounts at
	November 22, 2008	Level 1	Level 2	Level 3

Short-term investments(1)	$65,659	$65,659	$—	$—

Fuel hedge derivative liability(2)	(2,705)	—	(2,705)	—

Interest rate swap derivative liabilities(3)	(6,111)	—	(6,111)	—

Total	$56,843	$65,659	$(8,816)	$—

(1)	Included within Other current assets on the Condensed Consolidated Balance Sheet.

(2)	Included within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet.

(3)	Included within Other long term liabilities on the Condensed Consolidated Balance Sheet.
Short-term investments are typically valued at the closing price in the principal active market as of the last business day of the quarter. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple inputs including interest rates, prices and indices to generate pricing and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Our derivative instruments are valued using Level 2 measurements.

Note D- Inventories
Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. Included in inventory are related purchasing, storage, delivery and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s inventory balances are effectively maintained under the first-in first-out method. The Company’s policy is not to write up inventory in excess of replacement cost, resulting in cost of sales being reflected at the higher amount. The cumulative balance of this unrecorded adjustment, which is reduced upon experiencing price inflation on our merchandise purchases, was $215.2 million at November 22, 2008, and $225.4 million at August 30, 2008.
Note E- Pension Plans
The (income) cost components of net periodic benefit income related to our pension plans for all periods presented are as follows:

	Twelve Weeks Ended
	November 22,	November 17,
(in thousands)	2008	2007

Interest cost	$2,457	$2,299
Expected return on plan assets	(2,927)	(3,008)
Amortization of prior service cost	14	23
Amortization of net loss	17	22

Net periodic benefit income	$(439)	$(664)

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. During the twelve week period ended November 22, 2008 the Company did not make any contributions to its funded plan and does not expect any additional funding for the remainder of this fiscal year.
Note F- Long-Term Debt
The Company’s long-term debt consisted of the following:

	November 22,	August 30,
(in thousands)	2008	2008

Bank Term Loan due December 2009, effective interest rate of 4.40%	$300,000	$300,000
4.75% Senior Notes due November 2010, effective interest rate of 4.17%	199,300	200,000
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	300,000	300,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.5% Senior Notes due January 2014, effective interest rate of 6.63%	500,000	500,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.95% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
Commercial paper, weighted average interest rate of 4.5% at November 22, 2008	18,900	—

	$2,268,200	$2,250,000

Balances maturing in the next twelve months are classified as long-term in the accompanying condensed consolidated balance sheets as the Company has the ability and intent to refinance them on a long-term basis.
Note G- Stock Repurchase Program
On September 23, 2008, the Board of Directors increased the Company’s cumulative share repurchase authorization from $6.4 billion to $6.9 billion. From January 1, 1998 to November 22, 2008, the Company has repurchased a total of 108.3 million shares at an aggregate cost of $6.6 billion, including 2,233,052 shares of our common stock at an aggregate cost of $272.1 million during the twelve week period ended November 22, 2008. Considering cumulative repurchases as of November 22, 2008, the Company has $337.0 million remaining under the Board’s authorization to repurchase its common stock.
On December 17, 2008, the Board of Directors increased the Company’s cumulative share repurchase authorization from $6.9 billion to $7.4 billion.

Note H- Comprehensive Income
Comprehensive income includes foreign currency translation adjustments; the impact from certain derivative financial instruments designated and effective as cash flow hedges, including changes in fair value, as applicable; the reclassification of gains and/or losses from accumulated other comprehensive loss to net income to offset the earnings impact of the underlying items being hedged; and changes in the fair value of certain investments classified as available for sale. The foreign currency translation adjustment of $41.6 million in the twelve weeks ended November 22, 2008, was attributable to the weakening of the Mexican Peso against the US Dollar, which as of November 22, 2008, had decreased by approximately 25% when compared to August 30, 2008.
Comprehensive income for all periods presented is as follows:

	Twelve Weeks Ended
	November 22,	November 17,
(in thousands)	2008	2007

Net income, as reported	$131,371	$132,516
Foreign currency translation adjustment	(41,600)	812
Net impact from derivative instruments	(1,257)	(3,542)
Unrealized gains (losses) from marketable securities	(432)	246

Comprehensive income	$88,082	$130,032

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AutoZone, Inc.
We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of November 22, 2008, the related condensed consolidated statements of income and cash flows for the twelve week periods ended November 22, 2008 and November 17, 2007. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AutoZone, Inc. as of August 30, 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended, not presented herein, and, in our report dated October 20, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 30, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Memphis, Tennessee
December 16, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are the nation’s leading retailer and a leading distributor of automotive parts and accessories. As of November 22, 2008, we operated 4,272 stores including 150 stores in Mexico, compared with 4,096 stores including 124 stores in Mexico at November 17, 2007. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. In many of our stores we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and government agencies. We also sell the ALLDATA brand automotive diagnostic and repair software. On the web, we sell diagnostic and repair information and automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com. We do not derive revenue from automotive repair or installation.
Operating results for the twelve weeks ended November 22, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2009. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2008 had 17 weeks and for fiscal 2009 will have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring in the spring and summer months of March through September and the lowest sales generally occurring in the winter months of December through February. Additionally, we believe the two statistics that have the closet correlation to our market growth are the number of seven year old or older vehicles on the road and miles driven.
Executive Summary
Net sales were up 1.6% for the quarter as we experienced modest same store sales declines. Early in the quarter our net sales were negatively impacted by two major hurricanes in September, which were followed by gas shortages in the Southeast, but later in the quarter gas prices declined and our sales trends ran generally consistent with our recent quarterly performance.
In the midst of a very challenging macro environment, our business displayed a great deal of resilience. The sales of new vehicles have declined significantly while scrappage rates have remained stable. This leads to an aging U.S. fleet which historically has been beneficial to us. On the other hand, miles driven declined for the twelfth straight month in October. While we believe higher gas prices have contributed to these trends, we have seen a material decline in gas prices in the last few months and we are optimistic that, over time, the decline in gas prices will lead to a more normalized trend in miles driven which could eliminate one of the major challenges our industry has faced for the last couple of years.
As we continue to see specific discretionary categories being negatively impacted by the current environment, we have increased our focus on selling the parts, products and related items necessary to complete the job, improving our proprietary sales tool, Z-net, and enhancing training and promotions.
Twelve Weeks Ended November 22, 2008,
Compared with Twelve Weeks Ended November 17, 2007
Net sales for the twelve weeks ended November 22, 2008, increased $22.6 million to $1.478 billion, or 1.6% over net sales of $1.456 billion for the comparable prior year period. Domestic same store sales (sales for stores opened at least one year) decreased 1.5%. Domestic retail sales increased 0.7%, domestic commercial sales increased 1.8%, and combined sales from our ALLDATA and Mexico operations increased 14.2%.
Gross profit for the twelve weeks ended November 22, 2008, was $741.2 million, or 50.1% of net sales, compared with $726.4 million, or 49.9% of net sales, during the comparable prior year period. The improvement in gross margin rate was primarily due to ongoing category management efforts, including an increase in vendor supported promotional activities that were partially offset by increased product costs.
Operating, selling, general and administrative expenses for the twelve weeks ended November 22, 2008, were $502.7 million, or 34.0% of net sales, compared with $489.1 million, or 33.6% of net sales, during the comparable prior year period. The increase in operating expenses, as a percentage of sales, was primarily due to higher occupancy costs and self insurance expenses versus last year.
Interest expense, net for the twelve weeks ended November 22, 2008, was $31.2 million compared with $28.1 million during the comparable prior year period. This increase was primarily due to the increase in debt over the comparable prior year period. Average borrowings for the twelve weeks ended November 22, 2008, were $2.256 billion, compared with $2.035 billion for the comparable prior year period. Weighted average borrowing rates were 5.8% at November 22, 2008 and 5.4% at November 17, 2007.
Our effective income tax rate was 36.6% of pretax income for the twelve weeks ended November 22, 2008, and 36.7% for the comparable prior year period. The annual rate for fiscal 2009 will depend on a number of factors, including the amount and source of operating income and the timing and nature of discrete income tax events.
Net income for the twelve week period ended November 22, 2008, decreased by $1.1 million to $131.4 million, and diluted earnings per share increased by 10.1% to $2.23 from $2.02 in the comparable prior year period driven by stock repurchases.

Liquidity and Capital Resources
The primary source of our liquidity is our cash flows realized through the sale of automotive parts and accessories. For the twelve weeks ended November 22, 2008, our net cash flows from operating activities provided $140.8 million as compared with $171.0 million during the comparable prior year period. The decrease was primarily due to a decrease in accounts payable and accrued expenses due to timing of payments and an increase in cash used to build inventory.
Our net cash flows from investing activities for the twelve weeks ended November 22, 2008, used $46.6 million as compared with $59.7 million used in the comparable prior year period. Capital expenditures for the twelve weeks ended November 22, 2008, were $51.1 million compared to $44.9 million for the comparable prior year period. During this twelve week period, we opened 32 stores, including two new stores in Mexico. In the comparable prior year period, we opened 41 stores, including one in Mexico. Investing cash flows were also impacted by our wholly-owned insurance captive, which purchased $5.3 million and sold $5.3 million in marketable securities during the twelve weeks ended November 22, 2008. During the comparable prior year period, this captive purchased $20.4 million in marketable securities and sold $5.2 million in marketable securities. Capital asset disposals provided $4.5 million during the current period and $0.4 million in the prior year period.
Our net cash flows from financing activities for the twelve weeks ended November 22, 2008, used $248.3 million compared to $118.2 million used in the comparable prior year period. Net proceeds from commercial paper borrowings were $18.9 million versus $264.4 million in the comparable prior year period. Repayment of debt was $0.7 million as compared to $38.9 million in the comparable prior year period. Stock repurchases were $272.1 million in the current twelve week period as compared with $350.0 million in the comparable prior year period. For the twelve weeks ended November 22, 2008, proceeds from the sale of common stock and exercises of stock options provided $9.6 million, including $1.5 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $10.6 million, including $1.8 million in related tax benefits.
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
Depending on the timing and magnitude of our future investments (either in the form of leased or purchased properties or acquisitions), we anticipate that we will rely primarily on internally generated funds and available borrowing capacity to support a majority of our capital expenditures, working capital requirements and stock repurchases. The balance may be funded through new borrowings. We anticipate that we will be able to obtain such financing in view of our credit ratings.
Credit Ratings
At November 22, 2008, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB and a commercial paper rating of A-2. Moody’s Investors Service had assigned the Company a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. Fitch Ratings assigned the Company a BBB rating for senior unsecured debt and an F-2 rating for commercial paper. As of November 22, 2008, Moody’s, Standard & Poor’s and Fitch had AutoZone listed as having a “stable” outlook. If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense will likely increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.
Debt Facilities
We maintain $1.0 billion of revolving credit facilities with a group of banks to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. The credit facilities may be increased to $1.3 billion at AutoZone’s election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit, and may include up to $100 million in capital leases. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, the Company had $841.6 million in available capacity under these facilities at November 22, 2008. The rate of interest payable under the credit facilities is a function of Bank of America’s base rate or a Eurodollar rate (each as defined in the facility agreements), or a combination thereof. These facilities expire in May 2010.
The 6.50% and 7.125% notes issued during August, 2008, are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded and a provision where repayment of the notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our other Senior Notes arrangements contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a provision where repayment obligations may be accelerated if AutoZone experiences a change in control (as defined in the agreements). All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of November 22, 2008, we were in compliance with all covenants and expect to remain in compliance with all covenants.

Stock Repurchases
On September 23, 2008, the Board of Directors increased the Company’s cumulative share repurchase authorization from $6.4 billion to $6.9 billion. From January 1, 1998 to November 22, 2008, we have repurchased a total of 108.3 million shares at an aggregate cost of $6.6 billion, including 2,233,052 shares of our common stock at an aggregate cost of $272.1 million during the twelve week period ended November 22, 2008. Considering cumulative repurchases as of November 22, 2008, the Company has $337.0 million remaining under the Board’s authorization to repurchase our common stock.
On December 17, 2008, the Board of Directors increased the Company’s cumulative share repurchase authorization from $6.9 billion to $7.4 billion.
Off-Balance Sheet Arrangements
In conjunction with our commercial sales program, we offer credit to some of our commercial customers. The majority of our receivables related to the credit program are sold to a third party at a discount for cash with limited recourse. We have established a reserve for this recourse. At November 22, 2008, the receivables facility had an outstanding balance of $56.4 million and the balance of the recourse reserve was approximately $1.4 million.
Since fiscal year end, we have cancelled, issued new and modified existing stand-by letters of credit that are primarily renewed on an annual basis to cover premium and deductible payments to our workers’ compensation carrier. Our total standby letters of credit commitment at November 22, 2008, was $114.0 million compared with $113.3 million at August 30, 2008, and our total surety bonds commitment at November 22, 2008, was $13.1 million compared with $13.8 million at August 30, 2008.
Recent Accounting Pronouncements
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
Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. On August 31, 2008, we adopted the measurement date provisions of SFAS 158. The adoption of the measurement date provisions of SFAS 158 had no material effect on our consolidated financial statements as of and for the twelve weeks ended November 22, 2008 or for any prior period presented, and it will not materially affect our operating results in future periods.
Effective August 31, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair values, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. The adoption of SFAS 157 had no impact on our financial statements as of and for the twelve weeks ended November 22, 2008.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation, competition; product demand; the economy; credit markets; the ability to hire and retain qualified employees; consumer debt levels; inflation; weather; raw material costs of our suppliers; energy prices; war and the prospect of war, including terrorist activity; availability of consumer transportation; construction delays; access to available and feasible financing; and changes in laws or regulations. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements, and such events could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section contained in our Annual Report on Form 10-K for the fiscal year ended August 30, 2008, for more information related to those risks.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
At November 22, 2008, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our 2008 Annual Report to Stockholders were the $18.9 million net increase in commercial paper and the execution of two fuel swap contracts to economically hedge a portion of our unleaded fuel exposure. The fuel swap contracts have not been designated by us as hedging instruments under the provisions of SFAS 133, and thus do not qualify for hedge accounting treatment. Accordingly, mark-to-market losses of $2.7 million were recorded in operating, selling, general and administrative expenses in the twelve weeks ended November 22, 2008.

The fair value of our debt was estimated at $1.962 billion as of November 22, 2008, and $2.235 billion as of August 30, 2008, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same remaining maturities. Such fair value is less than the carrying value of debt by $306.0 million at November 22, 2008, and less than the carrying value of debt by $15.0 million at August 30, 2008. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had $18.9 million of variable rate debt outstanding at November 22, 2008, and no variable rate debt outstanding at August 30, 2008. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $0.2 million in fiscal 2009, which includes the effects of interest rate swaps. The primary interest rate exposure on variable rate debt is based on LIBOR. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had outstanding fixed rate debt of $2.249 billion at November 22, 2008, and $2.250 billion at August 30, 2008. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $69.4 million at November 22, 2008 and $90.7 million at August 30, 2008.
Item 4. Controls and Procedures.
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 22, 2008. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 22, 2008. During or subsequent to the quarter ended November 22, 2008, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.
Item 4T. Controls and Procedures.
Not applicable.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part I, Item 3, of our Annual Report on Form 10-K for the fiscal year ended August 30, 2008.
Item 1A. Risk Factors.
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 30, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Shares of common stock repurchased by the Company during the quarter ended November 22, 2008, were as follows:
Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number of	Average	Part of Publicly	Be Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs
August 31, 2008 to September 27, 2008	764,782	$137.29	106,821,233	$504,085,328
September 28, 2008 to October 25, 2008	1,075,870	111.22	107,897,103	384,428,341
October 26, 2008 to November 22, 2008	392,400	120.96	108,289,503	336,961,903

Total	2,233,052	$121.86	108,289,503	$336,961,903

All of the above repurchases were part of publicly announced plans that were authorized by the Company’s Board of Directors for the purchase of a maximum of $6.9 billion in common shares as of November 22, 2008. The program was initially announced in January 1998, and was most recently amended on December 17, 2008, to increase the repurchase authorization to $7.4 billion from $6.9 billion. The program does not have an expiration date.

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
Dated: December 19, 2008

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