Form 10-Q
period 2009-02-14
AUTOZONE INC
filed 2009-03-19
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 14, 2009, or

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
Common Stock, $.01 Par Value — 54,693,372 shares outstanding as of March 13, 2009.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AUTOZONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	February 14,	August 30,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$107,973	$242,461
Accounts receivable	125,312	71,241
Merchandise inventories	2,190,198	2,150,109
Other current assets	157,384	122,490

Total current assets	2,580,867	2,586,301

Property and equipment
Property and equipment	3,676,662	3,639,277
Less: Accumulated depreciation and amortization	1,409,258	1,349,621

	2,267,404	2,289,656

Other assets
Goodwill, net of accumulated amortization	302,645	302,645
Deferred income taxes	45,417	38,283
Other long-term assets	38,752	40,227

	386,814	381,155

	$5,235,085	$5,257,112

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,974,747	$2,043,271
Accrued expenses and other current liabilities	339,167	327,664
Income taxes payable	—	11,582
Deferred income taxes	154,768	136,803

Total current liabilities	2,468,682	2,519,320

Debt	2,690,755	2,250,000
Other long-term liabilities	262,950	258,105
Stockholders’ equity (deficit)	(187,302)	229,687

	$5,235,085	$5,257,112

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 14,	February 9,	February 14,	February 9,
	2009	2008	2009	2008

Net sales	$1,447,877	$1,339,244	$2,926,169	$2,794,899
Cost of sales, including warehouse and delivery expenses	728,579	671,449	1,465,681	1,400,655
Operating, selling, general and administrative expenses	504,602	470,910	1,007,254	959,983

Operating profit	214,696	196,885	453,234	434,261
Interest expense, net	31,907	28,588	63,072	56,650

Income before income taxes	182,789	168,297	390,162	377,611
Income taxes	66,925	61,593	142,927	138,390

Net income	$115,864	$106,704	$247,235	$239,221

Weighted average shares for basic earnings per share	56,517	63,201	57,421	64,028
Effect of dilutive stock equivalents	648	539	619	564

Adjusted weighted average shares for diluted earnings per share	57,165	63,740	58,040	64,592

Basic earnings per share	$2.05	$1.69	$4.31	$3.74

Diluted earnings per share	$2.03	$1.67	$4.26	$3.70

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Twenty-Four Weeks Ended
	February 14,	February 9,
	2009	2008
Cash flows from operating activities
Net income	$247,235	$239,221
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	81,964	78,557
Amortization of debt origination fees	1,240	820
Income tax benefit from exercise of options	(4,053)	(2,414)
Deferred income taxes	11,724	5,837
Share-based compensation expense	9,307	8,425
Changes in operating assets and liabilities
Accounts receivable	(55,601)	(5,394)
Merchandise inventories	(58,021)	(61,053)
Accounts payable and accrued expenses	(49,207)	(25,064)
Income taxes payable	(35,380)	49,759
Other, net	(914)	8,285

Net cash provided by operating activities	148,294	296,979

Cash flows from investing activities
Capital expenditures	(98,146)	(95,145)
Purchase of marketable securities	(14,520)	(25,511)
Proceeds from sale of marketable securities	12,164	14,104
Disposal of capital assets and other, net	6,925	527

Net cash used in investing activities	(93,577)	(106,025)

Cash flows from financing activities
Net proceeds from commercial paper	441,455	198,300
Repayment of debt	(700)	(38,918)
Net proceeds from sale of common stock	23,666	11,667
Purchase of treasury stock	(647,166)	(349,990)
Income tax benefit from exercise of stock options	4,053	2,414
Payments of capital lease obligations	(8,126)	(7,869)
Other, net	534	253

Net cash used in financing activities	(186,284)	(184,143)

Effect of exchange rate changes on cash	(2,921)	—

Net increase (decrease) in cash and cash equivalents	(134,488)	6,811
Cash and cash equivalents at beginning of period	242,461	86,654

Cash and cash equivalents at end of period	$107,973	$93,465

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
Operating results for the twelve and twenty-four weeks ended February 14, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2009. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2008 had 17 weeks and for fiscal 2009 will have 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring in the spring and summer months of March through September and the lowest sales generally occurring in the winter months of December through February.
Recent Accounting Pronouncements: On August 25, 2007, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (“PBO”) of the plan.
Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. On August 31, 2008, the Company adopted the measurement date provisions of SFAS 158. The adoption of the measurement date provisions of SFAS 158 had no material effect on the Company’s consolidated financial statements as of and for the twelve and twenty-four weeks ended February 14, 2009, or for any prior period presented, and it will not materially affect our operating results in future periods.
Effective August 31, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS 157 had no material impact on the consolidated financial statements as of and for the twelve and twenty-four weeks ended February 14, 2009. Refer to “Note C — Fair Value Measurements” for disclosure about fair value measurements.
Note B- Share-Based Payments
Share-based compensation transactions are accounted for in accordance with the provisions of SFAS No. 123(R) “Share-Based Payment.” AutoZone recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. Share-based payments include stock option grants and the discount on shares sold to employees under share purchase plans. Additionally, directors may defer a portion of their fees in units (“Director Units”) with value equivalent to the value of shares of common stock as of the grant date.
Total share-based expense (a component of operating, selling, general and administrative expenses) was $4.9 million for the twelve week period ended February 14, 2009, and was $4.2 million for the comparable prior year period. Share-based expense was $9.3 million for the twenty-four week period ended February 14, 2009, and was $8.4 million for the comparable prior year period.
During the twenty-four week period ended February 14, 2009, the Company made stock option grants of 591,442 shares in connection with its annual grant. The Company granted options to purchase 654,540 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the twenty-four week periods ended February 14, 2009 and February 9, 2008, using the Black-Scholes-Merton multiple-option pricing valuation model, was $34.00 and $30.00 per share, respectively, using the following weighted average key assumptions:

	2009	2008
Expected price volatility	28%	25%
Risk-free interest rate	2.5%	3.7%
Weighted average expected lives in years	4.1	4.0
Forfeiture rate	10.0%	10.0%
Dividend yield	0.0%	0.0%
See AutoZone’s 2008 Annual Report to Stockholders for a discussion of the methodology used in developing AutoZone’s assumptions used in determining the fair value of the option awards.

Note C- Fair Value Measurements
Effective August 31, 2008, the Company adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”) and expands disclosure requirements about fair value measurements. This standard defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value by creating a hierarchy of valuation inputs used to measure fair value, and although it does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements.
The hierarchy prioritizes the inputs into three broad levels:
Level 1 inputs—unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide ongoing pricing information.
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
The following table provides the fair value measurement amounts for assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheet at fair value as of February 14, 2009:

	Total	Level 1	Level 2	Level 3

Short-term investments(1)	$68,882	$68,882	$—	$—

Fuel hedge derivative liability(2)	(2,040)	—	(2,040)	—

Interest rate swap derivative liabilities(3)	(7,513)	—	(7,513)	—

Total	$59,329	$68,882	$(9,553)	$—

(1)	Included within Other current assets on the Condensed Consolidated Balance Sheet.

(2)	Included within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet.

(3)	Included within Other long-term liabilities on the Condensed Consolidated Balance Sheet.
Short-term investments are typically valued at the closing price in the principal active market as of the last business day of the quarter. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple inputs including interest rates, prices and indices to generate pricing and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. AutoZone’s derivative instruments are valued using Level 2 measurements.

Note D- Inventories
Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. Included in inventory are related purchasing, storage, delivery and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s inventory balances are effectively maintained under the first-in, first-out method (“FIFO”). The Company’s policy is not to write up inventory in excess of replacement cost, resulting in cost of sales being reflected at the higher amount. The cumulative balance of this unrecorded adjustment, which is reduced upon experiencing price inflation on the Company’s merchandise purchases, was $203.0 million at February 14, 2009, and $225.4 million at August 30, 2008.
Note E- Pension Plans
The (income) cost components of net periodic benefit income related to the Company’s pension plans for all periods presented are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 14,	February 9,	February 14,	February 9,
(in thousands)	2009	2008	2009	2008

Interest cost	$2,457	$2,299	$4,914	$4,598
Expected return on plan assets	(2,927)	(3,008)	(5,854)	(6,016)
Amortization of prior service cost	14	23	28	46
Amortization of net loss	17	22	34	44

Net periodic benefit income	$(439)	$(664)	$(878)	$(1,328)

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. During the twenty-four week period ended February 14, 2009, the Company did not make any contributions to its funded plan and does not expect any additional funding for the remainder of this fiscal year.
Note F- Long-Term Debt
The Company’s long-term debt consisted of the following:

	February 14,	August 30,
(in thousands)	2009	2008

Bank Term Loan due December 2009, effective interest rate of 4.40%	$300,000	$300,000
4.75% Senior Notes due November 2010, effective interest rate of 4.17%	199,300	200,000
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	300,000	300,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.5% Senior Notes due January 2014, effective interest rate of 6.63%	500,000	500,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.95% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
Commercial paper, weighted average interest rate of 2.19% at February 14, 2009	441,455	—

	$2,690,755	$2,250,000

As of February 14, 2009, the bank term loan and commercial paper mature in the next twelve months but are classified as long-term in the accompanying Condensed Consolidated Balance Sheets, as the Company has the ability and intent to refinance them on a long-term basis. Specifically, excluding the effect of commercial paper borrowings, the Company had $858.2 million of availability under its $1.0 billion of revolving credit facilities, expiring in May 2010, that would allow it to replace these short term obligations with long-term financing.
Note G- Stock Repurchase Program
On December 17, 2008, the Board of Directors, (the “Board”) increased the Company’s cumulative share repurchase authorization from $6.9 billion to $7.4 billion. From January 1, 1998 to February 14, 2009, we have repurchased a total of 111.1 million shares at an aggregate cost of $6.9 billion, including 5,051,618 shares of our common stock at an aggregate cost of $647.2 million during the twenty-four week period ended February 14, 2009. Considering cumulative repurchases as of February 14, 2009, the Company has $461.9 million remaining under the Board’s authorization to repurchase our common stock.

Note H- Comprehensive Income
Comprehensive income includes foreign currency translation adjustments; the impact from certain derivative financial instruments designated and effective as cash flow hedges, including changes in fair value, as applicable; the reclassification of gains and/or losses from accumulated other comprehensive loss to net income to offset the earnings impact of the underlying items being hedged; and changes in the fair value of certain investments classified as available for sale. The foreign currency translation adjustments of $11.2 million and $52.8 million in the twelve-week and twenty-four week periods ended February 14, 2009, respectively, were attributable to the weakening of the Mexican Peso against the US Dollar, which as of February 14, 2009, had decreased by approximately 39% when compared to August 30, 2008.
Comprehensive income for all periods presented is as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 14,	February 9,	February 14,	February 9,
(in thousands)	2009	2008	2009	2008

Net income, as reported	$115,864	$106,704	$247,235	$239,221
Foreign currency translation adjustment	(11,183)	1,676	(52,783)	2,488
Net impact from derivative instruments	(1,029)	(5,392)	(2,286)	(8,934)
Unrealized gains from marketable securities	571	429	139	675

Comprehensive income	$104,223	$103,417	$192,305	$233,450

Note I- Accounts Receivable Factoring
In conjunction with the Company’s commercial sales program, the Company offers credit to some of its commercial customers. Historically, certain of the receivables related to this credit program were sold to a third party at a discount for cash with limited recourse. At August 30, 2008, the Company had $55.4 million outstanding under this program. During the twelve week period ended February 14, 2009, the Company terminated its agreement to sell receivables to a third party. There were no amounts outstanding under this program as of February 14, 2009.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AutoZone, Inc.
We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of February 14, 2009, the related condensed consolidated statements of income for the twelve and twenty-four week periods ended February 14, 2009 and February 9, 2008, and the condensed consolidated statements of cash flows for the twenty-four week periods ended February 14, 2009 and February 9, 2008. These financial statements are the responsibility of the Company’s management.
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
March 17, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are the nation’s leading retailer and a leading distributor of automotive parts and accessories. As of February 14, 2009, we operated 4,299 stores including 158 stores in Mexico, compared with 4,128 stores including 128 stores in Mexico at February 9, 2008. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. In many of our stores we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and government agencies. We also sell the ALLDATA brand automotive diagnostic and repair software. On the web, we sell diagnostic and repair information and automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com. We do not derive revenue from automotive repair or installation.
Operating results for the twelve and twenty-four weeks ended February 14, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2009. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2008 had 17 weeks and for fiscal 2009 will have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring in the spring and summer months of March through September and the lowest sales generally occurring in the winter months of December through February.
Executive Summary
Net sales were up 8.1% and earnings per share increased 21% for the quarter, driven by domestic same store sales growth of 6.0%. While our commercial sales growth increased slightly during the quarter, our retail sales growth accelerated.
In a difficult macro environment, our business remained strong. We continue to believe the two statistics that have the closest correlation to our market growth are miles driven and the number of seven year old or older vehicles on the road. Miles driven declined for the fourteenth straight month in December, and though recent months’ declines are at a lower rate than one year ago, this presents a potential challenge to our business. However, we believe the steep drop in new car sales will contribute to an increase in “seven year old or older” cars on the road. Also, we believe the decline in gas prices from the approximately $4 per gallon level six months ago to approximately $2 per gallon at the end of our most recent quarter has impacted our customers’ behavior when it comes to driving and maintaining their cars. With approximately ten billion gallons of unleaded gas consumed each month across the United States, each $1 dollar decrease at the pump contributes approximately $10 billion of additional spending capacity to consumers each month.
In this challenging environment, we continue to see certain discretionary categories being negatively impacted, and so we remain focused on refining and expanding our product assortment to ensure we have the “best” merchandise at the “right” price in each of our categories. Furthermore, we have increased our focus on selling all parts and related items necessary to complete the job; improving our proprietary sales tool, Z-net; and enhancing training and promotions.
Twelve Weeks Ended February 14, 2009,
Compared with Twelve Weeks Ended February 9, 2008
Net sales for the twelve weeks ended February 14, 2009, increased $108.6 million to $1.448 billion, or 8.1% over net sales of $1.339 billion for the comparable prior year period. The growth was primarily driven by a domestic same store sales (sales for stores opened at least one year) increase of 6.0% and net sales of $30.0 million from new domestic stores. Domestic retail sales increased 8.9%, domestic commercial sales increased 4.3%, and combined sales from our ALLDATA and Mexico operations increased 4.0%. The improvement this quarter in same store sales was driven by an improvement in transaction count trends, along with an increase in transaction value.
Gross profit for the twelve weeks ended February 14, 2009, was $719.3 million, or 49.7% of net sales, compared with $667.8 million, or 49.9% of net sales, during the comparable prior year period. The decrease in gross margin rate was primarily due to higher than prior year shrink expense of approximately 30 basis points, as a result of recent physical inventory counts. In order to reduce shrink going forward, we have increased product protection measures and continued to focus on customer service. Partially offsetting the negative impact were lower distribution costs of approximately 20 basis points due to improved labor management in our distribution centers and lower fuel costs from a decrease in fuel prices.
Operating, selling, general and administrative expenses for the twelve weeks ended February 14, 2009, were $504.6 million, or 34.9% of net sales, compared with $470.9 million, or 35.2% of net sales, during the comparable prior year period. The lower operating expense ratio, calculated on a percentage of sales, primarily reflected positive leverage of store operating expenses of approximately 80 basis points and lower promotion costs, offset in part by higher investments in hub store enhancements of approximately 20 basis points. We accelerated our hub store rollout to enhance our product offering and to ensure that we have the right parts in all our stores. The increased expense was primarily payroll related to hub store set-up. Additionally, we experienced higher medical expense (approximately 30 basis points) from an increase in volume and average cost of medical claims and higher legal costs during the quarter for expected minor settlements.

Interest expense, net for the twelve weeks ended February 14, 2009, was $31.9 million compared with $28.6 million during the comparable prior year period. This increase was primarily due to the increase in debt over the comparable prior year period. Average borrowings for the twelve weeks ended February 14, 2009, were $2.415 billion, compared with $2.155 billion for the comparable prior year period. Weighted average borrowing rates were 5.4% for the twelve weeks ended February, 14, 2009, and 5.3% for the twelve weeks ended February 9, 2008.
Our effective income tax rate was 36.6% of pretax income for the twelve weeks ended February 14, 2009, and 36.6% for the comparable prior year period. We expect a rate of approximately 37% for the remainder of the year; however the annual rate depends on a number of factors, including the amount and source of operating profit and the timing and nature of discrete income tax events.
Net income for the twelve week period ended February 14, 2009, increased by $9.2 million to $115.9 million, and diluted earnings per share increased by 21.1% to $2.03 from $1.67 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.15.
Twenty-Four Weeks Ended February 14, 2009,
Compared with Twenty-Four Weeks Ended February 9, 2008
Net sales for the twenty-four weeks ended February 14, 2009, increased $131.3 million to $2.926 billion, or 4.7% over net sales of $2.795 billion for the comparable prior year period. This increase in sales was primarily driven by net sales of $62.7 million from new domestic stores and an increase in domestic comparable store sales (sales for domestic stores opened at least one year) of 2.1%. Domestic retail sales increased 4.6%, domestic commercial sales increased 3.0%, and combined sales from our ALLDATA and Mexico operations increased 8.8%. The domestic same store sales increase was driven by higher transaction value, partially offset by lower transaction count.
Gross profit for the twenty-four weeks ended February 14, 2009, was $1.460 billion, or 49.9% of net sales, compared with $1.394 billion, or 49.9% of net sales, during the comparable prior year period. Gross profit as a percentage of sales was flat as a result of slightly higher shrink expense from recent physical inventory count results, offset by lower distribution costs, mainly from lower payroll and fuel prices.
Operating, selling, general and administrative expenses for the twenty-four weeks ended February 14, 2009, was $1.007 billion, or 34.4% of net sales, compared with $960.0 million, or 34.3% of net sales, during the comparable prior year period. The increase in operating expenses, as a percentage of sales, was primarily due to an approximate 20 basis point increase in medical expenses mainly from an increase in volume, approximately 10 basis point increase in occupancy expenses as a result of a shift to more leased versus owned stores, and to a lesser extent our investment in hub store enhancements, which was primarily payroll related to hub store set-up. Partially offsetting these increases were lower store promotional costs.
Interest expense, net for the twenty-four weeks ended February 14, 2009, was $63.1 million compared with $56.7 million during the comparable prior year period. This increase was primarily due to higher average borrowing levels. Average borrowings for the twenty-four weeks ended February 14, 2009, were $2.333 billion, compared with $2.095 billion for the comparable prior year period. Weighted average borrowing rates were 5.6% for the twenty-four weeks ended February 14, 2009, and 5.5% for the twenty-four weeks February 9, 2008.
Our effective income tax rate was 36.6% of pretax income for the twenty-four weeks ended February 14, 2009, and 36.6% for the comparable prior year period. The actual annual rate for fiscal 2009 will depend on a number of factors, including the amount and source of operating profit and the timing and nature of discrete income tax events.
Net income for the twenty-four week period ended February 14, 2009, increased by $8.0 million to $247.2 million, and diluted earnings per share increased by 15.0% to $4.26 from $3.70 in the comparable prior year period. The impact on year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.27.
Liquidity and Capital Resources
The primary source of our liquidity is our cash flows realized through the sale of automotive parts and accessories. For the twenty-four weeks ended February 14, 2009, our net cash flows from operating activities provided $148.3 million as compared with $297.0 million during the comparable prior year period. The decrease was driven by lower taxes payable of approximately $73.4 million related to the timing of our estimated tax payment occurring in this quarter, versus our third quarter in the prior year. The decrease in operating cash flow was also driven by the discontinuance of the factoring of our commercial accounts receivables with a third party bank during the twelve weeks ended February 14, 2009, which led to an increase of approximately $54.1 million in accounts receivables.
Our net cash flows from investing activities for the twenty-four weeks ended February 14, 2009, used $93.6 million as compared with $106.0 million used in the comparable prior year period. Capital expenditures for the twenty-four weeks ended February 14, 2009, were $98.1 million compared to $95.1 million for the comparable prior year period. During this twenty-four week period, we opened 60 new stores, including 10 stores in Mexico. In the comparable prior year period, we opened 72 new stores, including five in Mexico. Investing cash flows were also impacted by our wholly-owned insurance captive, which purchased $14.5 million and sold $12.2 million in marketable securities during the twenty-four weeks ended February 14, 2009. During the comparable prior year period, this captive purchased $25.5 million in marketable securities and sold $14.1 million in marketable securities. Capital asset disposals provided $6.9 million during the current period and $0.5 million in the prior year period.

Our net cash flows from financing activities for the twenty-four weeks ended February 14, 2009, used $186.3 million compared to $184.1 million used in the comparable prior year period. Net proceeds from commercial paper borrowings were $441.5 million versus $198.3 million in the comparable prior year period. Repayment of debt was $0.7 million as compared to $38.9 million in the comparable prior year period. Stock repurchases were $647.2 million in the current twenty-four week period as compared with $350.0 million in the comparable prior year period. For the twenty-four weeks ended February 14, 2009, proceeds from the sale of common stock and exercises of stock options provided $27.7 million, including $4.1 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $14.1 million, including $2.4 million in related tax benefits.
We expect to invest in our business consistently with historical rates during fiscal 2009, primarily related to our new store development program and enhancements to existing stores and systems. In addition to the building and land costs, our new store development program requires working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required. We plan to continue leveraging our inventory purchases; however, our ability to do so may be impacted by a prolonged tightening of the credit markets which may directly limit our vendors’ capacity to factor their receivables from us.
Depending on the timing and magnitude of our future investments (either in the form of leased or purchased properties or acquisitions), we anticipate that we will rely primarily on internally generated funds and available borrowing capacity to support a majority of our capital expenditures, working capital requirements and stock repurchases. The balance may be funded through new borrowings. We anticipate that we will be able to obtain such financing in view of our current credit ratings.
Credit Ratings
At February 14, 2009, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB and a commercial paper rating of A-2. Moody’s Investors Service (“Moody’s”) had assigned the Company a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. Fitch Ratings (“Fitch”) assigned the Company a BBB rating for senior unsecured debt and an F-2 rating for commercial paper. As of February 14, 2009, Moody’s, Standard & Poor’s and Fitch had AutoZone listed as having a “stable” outlook. If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense will likely increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.
Debt Facilities
We maintain $1.0 billion of revolving credit facilities with a group of banks to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. The credit facilities may be increased to $1.3 billion at our election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit, and may include up to $100 million in capital leases. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, the Company had $416.8 million in available capacity under these facilities at February 14, 2009. The rate of interest payable under the credit facilities is a function of Bank of America’s base rate or a Eurodollar rate (each as defined in the facility agreements), or a combination thereof. These facilities expire in May 2010.
The 6.50% and 7.125% notes issued during August 2008, are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded and a provision where repayment of the notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our other Senior Notes arrangements contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a provision where repayment obligations may be accelerated if AutoZone experiences a change in control (as defined in the agreements). All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of February 14, 2009, we were in compliance with all covenants and expect to remain in compliance with all covenants.
Stock Repurchases
On December 17, 2008, the Board increased the Company’s cumulative share repurchase authorization from $6.9 billion to $7.4 billion. From January 1, 1998 to February 14, 2009, we have repurchased a total of 111.1 million shares at an aggregate cost of $6.9 billion, including 5,051,618 shares of our common stock at an aggregate cost of $647.2 million during the twenty-four week period ended February 14, 2009. Considering cumulative repurchases as of February 14, 2009, the Company has $461.9 million remaining under the Board’s authorization to repurchase our common stock.

Off-Balance Sheet Arrangements
In conjunction with our commercial sales program, we offer credit to some of our commercial customers. Historically, certain of the receivables related to this credit program were sold to a third party at a discount for cash with limited recourse. As of August 30, 2008, we had $55.4 million outstanding under this program. During the twelve week period ended February 14, 2009, the Company terminated its agreement to sell receivables to a third party. There were no amounts outstanding under this program as of February 14, 2009.
Since fiscal year end, we have cancelled, issued new and modified existing stand-by letters of credit that are primarily renewed on an annual basis to cover premium and deductible payments to our workers’ compensation carrier. Our total stand-by letters of credit commitment at February 14, 2009, was $114.5 million compared with $113.3 million at August 30, 2008, and our total surety bonds commitment at February 14, 2009, was $12.7 million compared with $13.8 million at August 30, 2008.
Financial Commitments
As of February 14, 2009, the only significant change to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 30, 2008 (“Annual Report”), was $441.5 million of commercial paper borrowings outstanding as compared to no outstanding commercial paper borrowings at August 30, 2008. As disclosed in Note F — Long Term Debt, the commercial paper matures in the next twelve months but is classified as long-term in the accompanying Condensed Consolidated Balance Sheets, as the Company has the ability and intent to refinance it on a long-term basis. Specifically, excluding the effect of commercial paper borrowings, the Company had $858.2 million availability under its $1.0 billion of revolving credit facilities, expiring in May 2010 that would allow it to replace these short term obligations with long-term financing.
Refer to the Annual Report for additional information regarding our contractual obligations.
Recent Accounting Pronouncements
On August 25, 2007, we adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement plans, and the recognition in accumulated other comprehensive income (“AOCI”) of unrecognized gains or losses and prior service costs or credits. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (“PBO”) of the plan.
Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. On August 31, 2008, we adopted the measurement date provisions of SFAS 158. The adoption of the measurement date provisions of SFAS 158 had no material effect on our consolidated financial statements as of and for the twelve and twenty-four weeks ended February 14, 2009 or for any prior period presented, and it will not materially affect our operating results in future periods.
Effective August 31, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. The adoption of SFAS 157 had no impact on our financial statements.
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
Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report. Our critical accounting policies have not changed significantly since the filing of our Annual Report.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: competition; product demand; the economy; credit markets; the ability to hire and retain qualified employees; consumer debt levels; inflation; weather; raw material costs of our suppliers; energy prices; war and the prospect of war, including terrorist activity; availability of consumer transportation; construction delays; access to available and feasible financing; and changes in laws or regulations. Forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those contemplated by such forward-looking statements, and such events could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results. Please refer to the Risk Factors section contained in our Annual Report on Form 10-K for the fiscal year ended August 30, 2008, for more information related to those risks.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
At February 14, 2009, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our 2008 Annual Report to Stockholders were the $441.5 million net increase in commercial paper and the execution of two fuel swap contracts to economically hedge a portion of our unleaded fuel exposure. The fuel swap contracts have not been designated by us as hedging instruments under the provisions of SFAS 133, and thus do not qualify for hedge accounting treatment. Accordingly, mark-to-market losses of $2.0 million were recorded in operating, selling, general and administrative expenses in the twenty-four weeks ended February 14, 2009.
The fair value of our debt was estimated at $2.618 billion as of February 14, 2009, and $2.235 billion as of August 30, 2008, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same remaining maturities. Such fair value is less than the carrying value of debt by $72.9 million at February 14, 2009, and $15.0 million at August 30, 2008. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had $441.5 million of variable rate debt outstanding at February 14, 2009, and no variable rate debt outstanding at August 30, 2008. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $4.4 million in fiscal 2009, which includes the effects of interest rate swaps. The primary interest rate exposure on variable rate debt is based on LIBOR. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had outstanding fixed rate debt of $2.249 billion at February 14, 2009, and $2.250 billion at August 30, 2008. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $79.8 million at February 14, 2009 and $90.7 million at August 30, 2008.
Item 4. Controls and Procedures.
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 14, 2009. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 14, 2009. During or subsequent to the quarter ended February 14, 2009, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Shares of common stock repurchased by the Company during the quarter ended February 14, 2009, were as follows:
Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number of	Average	Part of Publicly	Be Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs
November 23, 2008 to December 20, 2008	259,466	$131.00	259,466	$802,970,935
December 21, 2008 to January 17, 2009	1,644,014	132.17	1,644,014	585,689,203
January 18, 2009 to February 14, 2009	915,086	135.25	915,086	461,919,742

Total	2,818,566	$133.06	2,818,566	$461,919,742

All of the above repurchases were part of publicly announced plans that were authorized by the Company’s Board of Directors for the purchase of a maximum of $7.4 billion in common shares as of February 14, 2009. The program was initially announced in January 1998, and was most recently amended in December 2008, to increase the repurchase authorization to $7.4 billion from $6.9 billion. The program does not have an expiration date.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	The Annual Meeting of Stockholders was held on December 17, 2008.
(b)	The following directors were elected at the Annual Meeting on December 17, 2008:
William C. Crowley
Sue E. Gove
Earl G. Graves, Jr.
Robert R. Grusky
J.R. Hyde, III
W. Andrew McKenna
George R. Mrkonic, Jr.
Luis P. Nieto
William C. Rhodes, III
Theodore W. Ullyot

(c)	1. All nominees for director were elected pursuant to the following vote:

Nominee	Votes For	Votes Withheld
William C. Crowley	53,367,604	542,768
Sue E. Gove	53,880,326	30,046
Earl G. Graves, Jr.	53,876,430	33,942
Robert R. Grusky	53,873,108	37,264
J.R. Hyde, III	53,852,685	57,687
W. Andrew McKenna	30,572,406	23,337,966
George R. Mrkonic, Jr.	53,873,351	37,021
Luis P. Nieto	53,877,727	32,645
William C. Rhodes	53,695,991	214,381
Theodore W. Ullyot	53,860,438	49,934
2.	Ernst & Young LLP was ratified as the Company’s independent registered public accounting firm pursuant to the following vote:

For:	53,655,941
Against:	245,969
Abstain:	8,462
(d)	Not applicable.
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

*10.1
Second Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and Harry L. Goldsmith dated December 29, 2008. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 30, 2008.

*10.2
Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and Robert D. Olsen dated December 29, 2008. Incorporated by reference to Exhibit 10.2 to the Form 8-K dated December 30, 2008.

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
Dated: March 19, 2009

EXHIBIT INDEX
The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Fourth Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 99.2 to the Form 8-K dated September 28, 2007.

*10.1
Second Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and Harry L. Goldsmith dated December 29, 2008. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 30, 2008.

*10.2
Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and Robert D. Olsen dated December 29, 2008. Incorporated by reference to Exhibit 10.2 to the Form 8-K dated December 30, 2008.

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