Form 10-Q
period 2009-05-09
AUTOZONE INC
filed 2009-06-18
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 9, 2009, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 Par Value — 53,733,813 shares outstanding as of June 15, 2009.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AUTOZONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	May 9,	August 30,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$94,287	$242,461
Accounts receivable	140,754	71,241
Merchandise inventories	2,240,511	2,150,109
Other current assets	132,432	122,490

Total current assets	2,607,984	2,586,301

Property and equipment
Property and equipment	3,750,240	3,639,277
Less: Accumulated depreciation and amortization	1,448,446	1,349,621

	2,301,794	2,289,656
Other assets
Goodwill, net of accumulated amortization	302,645	302,645
Deferred income taxes	49,906	38,283
Other long-term assets	33,847	40,227

	386,398	381,155

	$5,296,176	$5,257,112

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,098,308	$2,043,271
Current portion of long-term debt and short-term borrowings	456,600	—
Accrued expenses and other current liabilities	356,431	327,664
Income taxes payable	58,550	11,582
Deferred income taxes	166,071	136,803

Total current liabilities	3,135,960	2,519,320

Debt, less current maturities	1,949,300	2,250,000
Other long-term liabilities	256,035	258,105
Stockholders’ equity (deficit)	(45,119)	229,687

	$5,296,176	$5,257,112

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 9,	May 3,	May 9,	May 3,
	2009	2008	2009	2008

Net sales	$1,658,160	$1,517,293	$4,584,330	$4,312,192
Cost of sales, including warehouse and delivery expenses	825,253	755,287	2,290,934	2,155,943

Gross profit	832,907	762,006	2,293,396	2,156,249
Operating, selling, general and administrative expenses	527,675	488,972	1,534,930	1,448,954

Operating profit	305,232	273,034	758,466	707,295
Interest expense, net	31,482	25,331	94,554	81,980

Income before income taxes	273,750	247,703	663,912	625,315
Income taxes	100,061	89,065	242,989	227,455

Net income	$173,689	$158,638	$420,923	$397,860

Weighted average shares for basic earnings per share	54,652	63,237	56,498	63,764
Effect of dilutive stock equivalents	804	555	681	561

Adjusted weighted average shares for diluted earnings per share	55,456	63,792	57,179	64,325

Basic earnings per share	$3.18	$2.51	$7.45	$6.24

Diluted earnings per share	$3.13	$2.49	$7.36	$6.19

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirty-Six Weeks Ended
	May 9,	May 3,
	2009	2008
Cash flows from operating activities
Net income	$420,923	$397,860
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property and equipment	123,273	116,709
Amortization of debt origination fees	1,861	1,223
Income tax benefit from exercise of options	(7,514)	(3,576)
Deferred income taxes	20,104	19,506
Share-based compensation expense	13,492	12,630
Changes in operating assets and liabilities
Accounts receivable	(70,337)	(15,089)
Merchandise inventories	(108,047)	(99,043)
Accounts payable and accrued expenses	84,700	(7,219)
Income taxes payable	54,449	70,289
Other, net	2,116	8,177

Net cash provided by operating activities	535,020	501,467

Cash flows from investing activities
Capital expenditures	(160,087)	(153,516)
Purchase of marketable securities	(27,730)	(28,181)
Proceeds from sale of marketable securities	23,299	19,405
Disposal of capital assets and other, net	8,556	683

Net cash used in investing activities	(155,962)	(161,609)

Cash flows from financing activities
Net proceeds from commercial paper	156,600	35,300
Repayment of debt	(700)	(38,918)
Net proceeds from sale of common stock	36,795	14,822
Purchase of treasury stock	(712,606)	(349,990)
Income tax benefit from exercise of stock options	7,514	3,576
Payments of capital lease obligations	(12,621)	(11,888)
Other, net	—	2,240

Net cash used in financing activities	(525,018)	(344,858)

Effect of exchange rate changes on cash	(2,214)	—

Net decrease in cash and cash equivalents	(148,174)	(5,000)
Cash and cash equivalents at beginning of period	242,461	86,654

Cash and cash equivalents at end of period	$94,287	$81,654

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A — General
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
Operating results for the twelve and thirty-six weeks ended May 9, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2009. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2008 had 17 weeks and for fiscal 2009 will have 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring in the spring and summer months of March through September and the lowest sales generally occurring in the winter months of December through February.
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
Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. On August 31, 2008, the Company adopted the measurement date provisions of SFAS 158. The adoption of the measurement date provisions of SFAS 158 had no material effect on the Company’s consolidated financial statements as of and for the twelve and thirty-six weeks ended May 9, 2009, or for any prior period presented, and it will not materially affect our operating results in future periods.
Effective August 31, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS 157 had no material impact on the consolidated financial statements as of and for the twelve and thirty-six weeks ended May 9, 2009. Refer to “Note C — Fair Value Measurements” for disclosure about fair value measurements. There is a one year deferral of the adoption of the standard as it relates to non-financial assets and liabilities. We are in the process of evaluating the potential impact of the standard as it relates to non-financial assets and liabilities on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company’s business activities expose it to a variety of market risks, including risks related to changes in commodity prices and interest rates. Occasionally, the Company uses derivative instruments to protect cash flows from fluctuations caused by volatility in these market risks. As of May 9, 2009, the Company had an outstanding interest rate swap to effectively fix the interest rate on the $300.0 million term loan maturing in December, 2009, and a fuel swap contract to economically hedge a portion of our unleaded fuel exposure. The fuel swap contract does not qualify for hedge accounting treatment. Refer to “Note I- Derivative Financial Instruments” for further disclosure.
Note B — Share-Based Payments
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
Total share-based expense (a component of operating, selling, general and administrative expenses) was $4.2 million for the twelve week period ended May 9, 2009, and was $4.2 million for the comparable prior year period. Share-based expense was $13.5 million for the thirty-six week period ended May 9, 2009, and was $12.6 million for the comparable prior year period.

During the thirty-six week period ended May 9, 2009, the Company made stock option grants of 593,842 shares. The Company granted options to purchase 656,040 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the thirty-six week periods ended May 9, 2009 and May 3, 2008, using the Black-Scholes-Merton multiple-option pricing valuation model, was $34.05 and $30.12 per share, respectively, using the following weighted average key assumptions:

	2009	2008
Expected price volatility	28%	24%
Risk-free interest rate	2.4%	4.5%
Weighted average expected lives in years	4.1	4.0
Forfeiture rate	10.0%	10.0%
Dividend yield	0.0%	0.0%
See AutoZone’s 2008 Annual Report to Stockholders for a discussion of the methodology used in developing AutoZone’s assumptions used in determining the fair value of the option awards.
Note C — Fair Value Measurements
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
The following table provides the fair value measurement amounts for assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheet at fair value as of May 9, 2009:

	Total	Level 1	Level 2	Level 3

Short-term investments(1)	$71,341	$71,341	$—	$—

Fuel hedge derivative liability(2)	(1,302)	—	(1,302)	—

Interest rate swap derivative liabilities(2)	(6,122)	—	(6,122)	—

Total	$63,917	$71,341	$(7,424)	$—

(1)	Included within Other current assets on the Condensed Consolidated Balance Sheet.

(2)	Included within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet.
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

Note D — Inventories
Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method. Included in inventory are related purchasing, storage, delivery and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s inventory balances are effectively maintained under the first-in, first-out method (“FIFO”). The Company’s policy is not to write up inventory in excess of replacement cost, resulting in cost of sales being reflected at the higher amount. The cumulative balance of this unrecorded adjustment, which is reduced upon experiencing price inflation on the Company’s merchandise purchases, was $207.0 million at May 9, 2009, and $225.4 million at August 30, 2008.
Note E — Pension Plans
The (income) cost components of net periodic benefit income related to the Company’s pension plans for all periods presented are as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 9,	May 3,	May 9,	May 3,
(in thousands)	2009	2008	2009	2008

Interest cost	$2,457	$2,299	$7,371	$6,897
Expected return on plan assets	(2,927)	(3,008)	(8,780)	(9,024)
Amortization of prior service cost	14	23	41	69
Amortization of net loss	17	22	51	66

Net periodic benefit income	$(439)	$(664)	$(1,317)	$(1,992)

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the thirty-six week period ended May 9, 2009, the Company did not make any contributions to its funded plan and does not expect any additional funding for the remainder of this fiscal year.
Note F — Debt
The Company’s debt consisted of the following:

	May 9,	August 30,
(in thousands)	2009	2008

Bank Term Loan due December 2009, effective interest rate of 4.40%	$300,000	$300,000
4.75% Senior Notes due November 2010, effective interest rate of 4.17%	199,300	200,000
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	300,000	300,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.5% Senior Notes due January 2014, effective interest rate of 6.63%	500,000	500,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.95% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
Commercial paper, weighted average interest rate of 0.95% at May 9, 2009	156,600	—

Total debt	2,405,900	2,250,000
Less current portion	456,600	—

Long-term debt	$1,949,300	$2,250,000

The Company is in the process of refinancing its short-term obligations ($300.0 million bank term loan and $156.6 million in commercial paper borrowings, which are classified as short-term borrowings on the Condensed Consolidated Balance Sheet at May 9, 2009) on a long-term basis. Previously, the Company classified these short-term debt obligations as long-term as the Company had the ability and intent to replace these short-term obligations with long-term financing under the revolving credit facilities. While no assurances can be given, the Company expects to renegotiate and extend its revolving credit facilities during the fourth quarter of fiscal 2009, at which time the Company expects to reclassify these obligations as long-term.

Note G — Stock Repurchase Program
From January 1, 1998 to May 9, 2009, the Company has repurchased a total of 111.6 million shares at an aggregate cost of $7.0 billion, including 5,501,927 shares of its common stock at an aggregate cost of $712.6 million during the thirty-six week period ended May 9, 2009. Considering cumulative repurchases as of May 9, 2009, the Company had $396.5 million remaining under the Board’s authorization to repurchase our common stock. On June 17, 2009, this authorization was increased by $500 million to raise the cumulative share repurchase authorization from $7.4 billion to $7.9 billion.
Note H — Comprehensive Income
Comprehensive income includes foreign currency translation adjustments; the impact from certain derivative financial instruments designated and effective as cash flow hedges, including changes in fair value, as applicable; the reclassification of gains and/or losses from accumulated other comprehensive loss to net income to offset the earnings impact of the underlying items being hedged; and changes in the fair value of certain investments classified as available for sale. The foreign currency translation adjustment of $40.5 million in the thirty-six week period ended May 9, 2009, was attributable to the weakening of the Mexican Peso against the US Dollar, which as of May 9, 2009, had decreased by approximately 27% when compared to August 30, 2008.
Comprehensive income for all periods presented is as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 9,	May 3,	May 9,	May 3,
(in thousands)	2009	2008	2009	2008

Net income, as reported	$173,689	$158,638	$420,923	$397,860
Foreign currency translation gains (losses)	12,310	4,945	(40,473)	7,433
Net impact from derivative instruments	737	1,778	(1,549)	(7,156)
Unrealized gains (losses) from marketable securities	250	(288)	389	387

Comprehensive income	$186,986	$165,073	$379,290	$398,524

Note I — Derivative Financial Instruments
The Company’s business activities expose it to a variety of market risks, including risks related to changes in commodity prices and interest rates. Occasionally, we use derivative instruments to protect cash flows from fluctuations caused by volatility in these market risks. Derivative financial instruments are reported at fair value on the balance sheets. As of May 9, 2009, the Company had an outstanding interest rate swap to effectively fix the interest rate on the $300.0 million term loan maturing in December 2009, and a fuel swap contract to economically hedge a portion of its unleaded fuel purchases.
Cash Flow Hedges
AutoZone has utilized interest rate swaps to mitigate our interest rate risk. The Company is party to an interest rate swap agreement related to its $300.0 million term floating rate loan, which bears interest based on the three month London InterBank Offered Rate (LIBOR) and matures in December, 2009. Under this agreement, which is accounted for as a cash flow hedge, the interest rate on the term loan is effectively fixed for its entire term at 4.4% and effectiveness is measured each reporting period.
The effective portion of the gain or loss on interest rate hedges is deferred and reported as a component of other comprehensive income or loss. These deferred gains and losses are recognized in income as a decrease or increase to interest expense in the period in which the related cash flows being hedged are recognized in expense. However, to the extent that the changes in value of an interest rate hedge instrument do not perfectly offset the change in the value of the cash flows being hedged, that ineffective portion is immediately recognized in the income statement. The Company’s hedge instruments have been determined to be highly effective as of May 9, 2009.
At May 9, 2009, the Company had $4.1 million recorded in accumulated other comprehensive income related to net gains associated with terminated interest derivatives, which were designated as hedges. Net gains are amortized into earnings over the remaining life of the associated debt. For the twelve and thirty-six weeks ended May 9, 2009, the Company reclassified $141 thousand and $423 thousand of net gains from accumulated other comprehensive income to interest expense.
As of May 9, 2009, the Company estimates a pre-tax loss of approximately $6.1 million will be reclassified from other comprehensive income into earnings during the next 12 months.
Derivatives not designated as Hedging Instruments
The Company is dependent upon diesel fuel to operate its vehicles used in the Company’s distribution network to deliver parts to its stores and unleaded fuel for delivery of parts from its stores to its commercial customers or other stores. Fuel is not a material component of the Company’s operating costs; however, the Company attempts to secure fuel at the lowest possible cost and to reduce volatility in its operating costs. Because unleaded and diesel fuel include transportation costs and taxes, there are limited opportunities to hedge this exposure directly. However, as of May 9, 2009, the Company had used a derivative financial instrument based on the Reformulated Gasoline Blendstock for Oxygen Blending (RBOB) index to economically hedge the commodity cost associated with its unleaded fuel. The Company had no derivative instruments outstanding at May 9, 2009, to limit exposure to changes in diesel fuel prices.

The fuel swap does not qualify for hedge accounting treatment and was executed to economically hedge a portion of unleaded fuel purchases. As of May 9, 2009, the Company had approximately one million gallons of anticipated unleaded fuel purchases hedged through the end of August 2009, representing approximately 45% of unleaded fuel projected to be consumed during the period covered. The notional amount of the contract was 1.5 million gallons and terminates August 31, 2009.
The gains and losses on the Company’s derivative instruments during the twelve week period ended May 9, 2009, were as follows:

	Amount of Gain (Loss)		Amount of Gain
	Recognized in AOCI	Income Statement	(Loss) Recognized in
(in thousands)	(Effective Portion)	Classification	Income (1)
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swap	$(764)	Interest expense	$(2,155)
Derivatives not designated as hedges:
Fuel contract	—	Selling, general and administrative	(57)

Total derivatives	$(764)		$(2,212)

The gains and losses on the Company’s derivative instruments during the thirty-six week period ended May 9, 2009, were as follows:

	Amount of Gain (Loss)		Amount of Gain
	Recognized in AOCI	Income Statement	(Loss) Recognized in
(in thousands)	(Effective Portion)	Classification	Income (1) (2)
Derivatives designated as hedges:
Cash flow hedges:
Interest rate swap	$(5,367)	Interest expense	$(3,588)
Derivatives not designated as hedges:
Fuel contract	—	Selling, general and administrative	(1,302)

Total derivatives	$(5,367)		$(4,890)

(1)	For the interest rate swap, this represents the effective portion of the loss reclassified from AOCI into income during the period.

(2)	The loss on fuel contract for the thirty-six week period represents the mark to market adjustment attributable to approximately one million gallons of hedged fuel outstanding.
Note J — Accounts Receivable Factoring
In conjunction with the Company’s commercial sales program, the Company offers credit to some of its commercial customers. Historically, certain of the receivables related to this credit program were sold to a third party at a discount for cash with limited recourse. At August 30, 2008, the Company had $55.4 million outstanding under this program. During the fiscal second quarter, the Company terminated its agreement to sell receivables to a third party. There were no amounts outstanding under this program as of May 9, 2009.
Note K — Segment Reporting
The Company’s two operating segments (Domestic Auto Parts and Mexico) have been aggregated as one reportable segment: Auto Parts Stores. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in Note A in its 2008 Annual Report.
The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 4,340 stores in the United States, including Puerto Rico, and Mexico. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

The “Other” category reflects business activities that are not separately reportable, including ALLDATA which produces, sells and maintains repair information and diagnostic software used in the automotive repair industry and E-commerce which includes direct sales to customers through www.autozone.com.
The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. During the current quarter, the Company reassessed and revised its reportable segment to exclude ALLDATA and E-commerce from the newly designated Auto Parts Stores reporting segment. Previously, these immaterial business activities had been combined with Auto Parts Stores.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 9,	May 3,	May 9,	May 3,
(In thousands)	2009	2008	2009	2008
Net sales
Auto Parts Stores	$1,624,806	$1,485,506	$4,485,258	$4,219,062
Other	33,354	31,787	99,072	93,130

Total	$1,658,160	$1,517,293	$4,584,330	$4,312,192

Segment profit
Auto Parts Stores	$805,589	$736,097	$2,211,687	$2,079,906
Other	27,318	25,909	81,709	76,343

Gross profit	832,907	762,006	2,293,396	2,156,249
Operating, selling, general and administrative	(527,675)	(488,972)	(1,534,930)	(1,448,954)
Interest expense, net	(31,482)	(25,331)	(94,554)	(81,980)

Income before income taxes	$273,750	$247,703	$663,912	$625,315

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AutoZone, Inc.
We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of May 9, 2009, the related condensed consolidated statements of income for the twelve and thirty-six week periods ended May 9, 2009 and May 3, 2008, and the condensed consolidated statements of cash flows for the thirty-six week periods ended May 9, 2009 and May 3, 2008. These financial statements are the responsibility of the Company’s management.
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
June 17, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are the nation’s leading retailer and a leading distributor of automotive parts and accessories. As of May 9, 2009, we operated 4,340 stores including 168 stores in Mexico, compared with 4,162 stores including 130 stores in Mexico at May 3, 2008. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. In many of our stores, we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also sell the ALLDATA brand automotive diagnostic and repair software through direct sales and www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com. We do not derive revenue from automotive repair or installation.
Operating results for the twelve and thirty-six weeks ended May 9, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2009. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2008 had 17 weeks and for fiscal 2009 will have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring in the spring and summer months of March through September and the lowest sales generally occurring in the winter months of December through February.
Executive Summary
Net sales were up 9.3% and earnings per share increased 25.9% for the quarter, driven by our domestic auto parts same store sales growth of 7.4%. We experienced solid growth in our retail and commercial businesses.
There are various factors occuring within the current economy that affect both our consumer and our industry, including the credit crisis and higher unemployment, which we believe when combined have aided our sales growth during the quarter. We continue to believe we are well positioned to help our customers save money and meet their needs in a challenging macro environment. The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. Miles driven declined for the sixteenth straight month in March, though at a decelerating rate when compared to 2008. While this presents a challenge to us, we are optimistic that over the long-term that this trend will reverse to low single digit increases as the number of vehicles on the road continues to increase.
New car sales declined significantly during 2008 and the first part of 2009, which we believe is contributing to an increasing number of “seven year old or older” cars on the road. We expect this trend to continue as consumers continue to keep their cars longer. Also, we believe gas prices impact our customers’ behavior when it comes to driving and maintaining their cars. With approximately ten billion gallons of unleaded gas consumed each month across the United States, each $1 dollar decrease at the pump contributes approximately $10 billion of additional spending capacity to consumers each month. Gas prices per gallon were approximately $3.60 at the end of last year’s third quarter, peaked last summer around $4, but decreased to $2 at the beginning of the quarter before climbing to approximately $2.25 at the end of the quarter.
In this challenging environment, we continue to see sales of maintenance and failure categories perform well, while discretionary categories are being negatively impacted. Consequently, we remain focused on refining and expanding our product assortment to ensure we have the “best” merchandise at the “right” price in each of our categories.
Twelve Weeks Ended May 9, 2009,
Compared with Twelve Weeks Ended May 3, 2008
Net sales for the twelve weeks ended May 9, 2009, increased $140.9 million to $1.658 billion, or 9.3%, over net sales of $1.517 billion for the comparable prior year period. The growth was primarily driven by a domestic same store sales (sales for stores opened at least one year) increase of 7.4% and net sales of $62.6 million from new stores. Domestic retail sales increased 10.4% and domestic commercial sales increased 4.9%. The improvement this quarter in same store sales was driven by an improvement in transaction count trends, while increases in average transaction value remained generally consistent with our long-term trends.
Gross profit for the twelve weeks ended May 9, 2009, was $832.9 million, or 50.2% of net sales, compared with $762.0 million, or 50.2% of net sales, during the comparable prior year period. Gross margin benefited by approximately 15 basis points through leverage of distribution costs due to improved efficiencies and lower fuel costs, but was offset by the impact of promotional activities.
Operating, selling, general and administrative expenses for the twelve weeks ended May 9, 2009, were $527.7 million, or 31.8% of net sales, compared with $489.0 million, or 32.2% of net sales, during the comparable prior year period. The lower operating expense ratio reflected leverage of store operating expenses due to higher sales volumes, offset in part by approximately 50 basis points from higher incentive compensation and investments to enhance our hub stores.
Net interest expense for the twelve weeks ended May 9, 2009, was $31.5 million compared with $25.3 million during the comparable prior year period. This increase was primarily due to the increase in debt over the comparable prior year period. Average borrowings for the twelve weeks ended May 9, 2009, were $2.516 billion, compared with $2.020 billion for the comparable prior year period. Weighted average borrowing rates were 5.2% for the twelve weeks ended May 9, 2009, and 5.0% for the twelve weeks ended May 3, 2008.

Our effective income tax rate was 36.6% of pretax income for the twelve weeks ended May 9, 2009, and 36.0% for the comparable prior year period. We expect a rate of approximately 37% for the remainder of the year; however the annual rate depends on a number of factors, including the amount and source of operating profit and the timing and nature of discrete income tax events.
Net income for the twelve week period ended May 9, 2009, increased by $15.1 million to $173.7 million, and diluted earnings per share increased by 25.9% to $3.13 from $2.49 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.41.
Thirty-Six Weeks Ended May 9, 2009,
Compared with Thirty-Six Weeks Ended May 3, 2008
Net sales for the thirty-six weeks ended May 9, 2009, increased $272.1 million to $4.584 billion, or 6.3% over net sales of $4.312 billion for the comparable prior year period. This increase in sales was primarily driven by net sales of $154.6 million from new stores and a domestic same store sales increase of 3.9%. Domestic retail sales increased 6.7% and domestic commercial sales increased 3.7%. The same store sales increase was driven by improvements in transaction count trends, while increases in average transaction value are consistent with the prior year.
Gross profit for the thirty-six weeks ended May 9, 2009, was $2.293 billion, or 50.0% of net sales, compared with $2.156 billion, or 50.0% of net sales, during the comparable prior year period. Gross profit as a percentage of sales was flat as a result of lower distribution costs mainly due to improved efficiencies and lower fuel costs, offset by slightly higher shrink expense and a shift in merchandise mix.
Operating, selling, general and administrative expenses for the thirty-six weeks ended May 9, 2009, was $1.535 billion, or 33.5% of net sales, compared with $1.449 billion, or 33.6% of net sales, during the comparable prior year period. The lower operating expense ratio reflected leverage of store operating expenses due to higher sales volumes, offset in part by approximately 15 basis points from investments to enhance our hub stores.
Net interest expense for the thirty-six weeks ended May 9, 2009, was $94.6 million compared with $82.0 million during the comparable prior year period. This increase was primarily due to higher average borrowing levels. Average borrowings for the thirty-six weeks ended May 9, 2009, were $2.394 billion, compared with $2.070 billion for the comparable prior year period. Weighted average borrowing rates were 5.5% for the thirty-six weeks ended May 9, 2009, and 5.3% for the thirty-six weeks ended May 3, 2008.
Our effective income tax rate was 36.6% of pretax income for the thirty-six weeks ended May 9, 2009, and 36.4% for the comparable prior year period. The actual annual rate for fiscal 2009 will depend on a number of factors, including the amount and source of operating profit and the timing and nature of discrete income tax events.
Net income for the thirty-six week period ended May 9, 2009, increased by $23.1 million to $420.9 million, and diluted earnings per share increased by 19.0% to $7.36 from $6.19 in the comparable prior year period. The impact on year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.65.
Liquidity and Capital Resources
The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the thirty-six weeks ended May 9, 2009, our net cash flows from operating activities provided $535.0 million as compared with $501.5 million during the comparable prior year period. The most significant increase is due to improvements in accounts payable as our cash flows from operating activities continue to benefit from our inventory purchases being largely financed by our vendors. Our accounts payable to inventory ratio was 94% at May 9, 2009, and 89% at May 3, 2008. The increase in operating cash flow was partially offset by the increase in accounts receivable of approximately $70.3 million primarily due to the discontinuance of the factoring of our commercial accounts receivables with a third party bank during the fiscal second quarter.
Our net cash flows from investing activities for the thirty-six weeks ended May 9, 2009, used $156.0 million as compared with $161.6 million used in the comparable prior year period. Capital expenditures for the thirty-six weeks ended May 9, 2009, were $160.1 million compared to $153.5 million for the comparable prior year period. During this thirty-six week period, we opened 100 net new stores, including 20 stores in Mexico. In the comparable prior year period, we opened 106 net new stores, including seven in Mexico. Investing cash flows were also impacted by our wholly-owned insurance captive, which purchased $27.7 million and sold $23.3 million in marketable securities during the thirty-six weeks ended May 9, 2009. During the comparable prior year period, this captive purchased $28.2 million in marketable securities and sold $19.4 million in marketable securities. Capital asset disposals provided $8.6 million during the current period and $0.7 million in the prior year period.

Our net cash flows from financing activities for the thirty-six weeks ended May 9, 2009, used $525.0 million compared to $344.9 million used in the comparable prior year period. Net proceeds from commercial paper borrowings were $156.6 million versus $35.3 million in the comparable prior year period. Repayment of debt was $0.7 million as compared to $38.9 million in the comparable prior year period. Stock repurchases were $712.6 million in the current thirty-six week period as compared with $350.0 million in the comparable prior year period. For the thirty-six weeks ended May 9, 2009, proceeds from the sale of common stock and exercises of stock options provided $44.3 million, including $7.5 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $18.4 million, including $3.6 million in related tax benefits.
We expect to invest in our business generally consistent with historical rates during fiscal 2009, primarily related to our new store development program and enhancements to existing stores and systems. In addition to the building and land costs, our new store development program requires working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required. We plan to continue leveraging our inventory purchases; however, our ability to do so may be impacted by a prolonged tightening of the credit markets which may directly limit our vendors’ capacity to factor their receivables from us.
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
Credit Ratings
At May 9, 2009, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB and a commercial paper rating of A-2. Moody’s Investors Service (“Moody’s”) had assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. Fitch Ratings (“Fitch”) assigned us a BBB rating for senior unsecured debt and an F-2 rating for commercial paper. As of May 9, 2009, Moody’s, Standard & Poor’s and Fitch had AutoZone listed as having a “stable” outlook. If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense will likely increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.
Debt Facilities
We maintain $1.0 billion of revolving credit facilities with a group of banks to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. The credit facilities may be increased to $1.3 billion at our election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit and up to $100 million in capital leases. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, the Company had $701.8 million in available capacity under these facilities at May 9, 2009. The rate of interest payable under the credit facilities is a function of Bank of America’s base rate or a Eurodollar rate (each as defined in the facility agreements), or a combination thereof. These facilities expire within the next 12 months on May 5, 2010. Accordingly, we reclassified $456.6 million ($300.0 million bank term loan and $156.6 million in commercial paper borrowings) of short-term obligations from long-term to short-term at May 9, 2009. Previously, we classified these short-term debt obligations as long-term as we had the ability and intent to replace these short-term obligations with long-term financing under the revolving credit facilities. While there can be no assurances, we expect to renegotiate and extend our revolving credit facilities during the fourth quarter of fiscal 2009, at which time we expect to reclassify these obligations as long-term.
The 6.50% and 7.125% notes issued during August 2008, are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded and a provision where repayment of the notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our other Senior Notes arrangements contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a provision where repayment obligations may be accelerated if AutoZone experiences a change in control (as defined in the agreements). All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of May 9, 2009, we were in compliance with all covenants and expect to remain in compliance with all covenants.
Stock Repurchases
From January 1, 1998 to May 9, 2009, we have repurchased a total of 111.6 million shares at an aggregate cost of $7.0 billion, including 5,501,927 shares of our common stock at an aggregate cost of $712.6 million during the thirty-six week period ended May 9, 2009. Considering cumulative repurchases as of May 9, 2009, the Company had $396.5 million remaining under the Board’s authorization to repurchase our common stock. On June 17, 2009, this authorization was increased by $500 million to raise the cumulative share repurchase authorization from $7.4 billion to $7.9 billion.

Off-Balance Sheet Arrangements
In conjunction with our commercial sales program, we offer credit to some of our commercial customers. Historically, certain of the receivables related to this credit program were sold to a third party at a discount for cash with limited recourse. As of August 30, 2008, we had $55.4 million outstanding under this program. During the fiscal second quarter, the Company terminated its agreement to sell receivables to a third party. There were no amounts outstanding under this program as of May 9, 2009.
Since fiscal year end, we have cancelled, issued new and modified existing stand-by letters of credit that are primarily renewed on an annual basis to cover premium and deductible payments to our workers’ compensation carrier. Our total stand-by letters of credit commitment at May 9, 2009, was $114.3 million compared with $113.3 million at August 30, 2008, and our total surety bonds commitment at May 9, 2009, was $11.9 million compared with $13.8 million at August 30, 2008.
Financial Commitments
As of May 9, 2009, changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 30, 2008 (“Annual Report”), are as follows: A) we now have $156.6 million of commercial paper borrowings outstanding as compared to no outstanding commercial paper borrowings at August 30, 2008. B) As disclosed in Note F — Debt, the $156.6 million of commercial paper and the $300.0 million bank term loan mature in the next twelve months and have been re-classified to short-term in the accompanying Condensed Consolidated Balance Sheets. Previously, we classified these short-term debt obligations as long-term as we had the ability and intent to replace these short-term obligations with long-term financing under our $1.0 billion revolving credit facilities, expiring May 5, 2010. While there can be no assurances, we expect to renegotiate and extend our revolving credit facilities during the fourth quarter of fiscal 2009, at which time we expect to reclassify these obligations as long-term.
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
Additionally, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. On August 31, 2008, we adopted the measurement date provisions of SFAS 158. The adoption of the measurement date provisions of SFAS 158 had no material effect on our condensed consolidated financial statements as of and for the twelve and thirty-six weeks ended May 9, 2009 or for any prior period presented, and it will not materially affect our operating results in future periods.
Effective August 31, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. The adoption of SFAS 157 had no impact on our financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Our business activities expose us to a variety of market risks, including risks related to changes in commodity prices and interest rates. Occasionally, we use derivative instruments to protect cash flows from fluctuations caused by volatility in these market risks. As of May 9, 2009, we have an outstanding interest rate swap to effectively fix the interest rate on the $300.0 million term loan maturing in December, 2009, and a fuel swap contract to economically hedge a portion of our unleaded fuel exposure. The fuel swap contract does not qualify for hedge accounting treatment. Neither the derivative instruments nor related activity is material to the financial statements for the twelve or thirty-six week periods ended May 9, 2009. Refer to “Note I — Derivative Financial Instruments” for further disclosure.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
At May 9, 2009, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our 2008 Annual Report to Stockholders were the $156.6 million net increase in commercial paper and the execution of a fuel swap contract to economically hedge a portion of our anticipated unleaded fuel purchases. The fuel swap contract has not been designated by us as a hedging instrument under the provisions of SFAS 133, and thus does not qualify for hedge accounting treatment. Accordingly, mark-to-market losses of $1.3 million were recorded in operating, selling, general and administrative expenses in the thirty-six weeks ended May 9, 2009.
The fair value of our debt was estimated at $2.401 billion as of May 9, 2009, and $2.235 billion as of August 30, 2008, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same remaining maturities. Such fair value is less than the carrying value of debt by $4.5 million at May 9, 2009 and $15.0 million at August 30, 2008. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had $156.6 million of variable rate debt outstanding at May 9, 2009, and no variable rate debt outstanding at August 30, 2008. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $1.6 million in fiscal 2009, which includes the effects of interest rate swaps. The primary interest rate exposure on variable rate debt is based on LIBOR. Considering the effect of any interest rate swaps designated and effective as cash flow hedges, we had outstanding fixed rate debt of $2.249 billion at May 9, 2009, and $2.250 billion at August 30, 2008. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $80.5 million at May 9, 2009, and $90.7 million at August 30, 2008.
Item 4. Controls and Procedures.
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 9, 2009. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 9, 2009. During or subsequent to the quarter ended May 9, 2009, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Shares of common stock repurchased by the Company during the quarter ended May 9, 2009, were as follows:
Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number of	Average	Part of Publicly	Be Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs
February 15, 2009 to March 14, 2009	244,109	$133.08	244,109	$429,432,754
March 15, 2009 to April 11, 2009	113,200	158.91	113,200	411,444,604
April 12, 2009 to May 9, 2009	93,000	160.92	93,000	396,479,484

Total	450,309	$145.32	450,309	$396,479,484

All of the above repurchases were part of publicly announced plans that were authorized by the Company’s Board of Directors for the purchase of a maximum of $7.4 billion in common shares as of May 9, 2009. The program was initially announced in January 1998, and was most recently amended in June 2009, to increase the repurchase authorization to $7.9 billion from $7.4 billion. The program does not have an expiration date.
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
Senior Vice President, Controller
(Principal Accounting Officer)
Dated: June 18, 2009

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