Form 10-K
period 2009-08-29
AUTOZONE INC
filed 2009-10-26
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 29, 2009, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to _____.
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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,449,415,374.
The number of shares of Common Stock outstanding as of October 19, 2009, was 49,868,736.
Documents Incorporated By Reference
Portions of the definitive Proxy Statement to be filed within 120 days of August 29, 2009, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held December 16, 2009, are incorporated by reference into Part III.

Forward-Looking Statements
Certain statements contained in this press release are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation, credit market conditions; the impact of recessionary conditions; competition; product demand; the ability to hire and retain qualified employees; consumer debt levels; inflation; weather; raw material costs of our suppliers; energy prices; war and the prospect of war, including terrorist activity; availability of consumer transportation; construction delays; access to available and feasible financing; and changes in laws or regulations. Certain of these risks are discussed in more detail in the “Risk Factors” section contained in Item IA under Part I of this Annual Report on Form 10-K, and you should read these Risk Factors carefully. Forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in “Risk Factors” could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results.

PART I
Item 1. Business
Introduction
We are the nation’s leading retailer and a leading distributor of automotive replacement parts and accessories. We began operations in 1979 and at August 29, 2009, operated 4,229 stores in the United States and Puerto Rico, and 188 in Mexico. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 29, 2009, in 2,303 of our stores we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and as part of our commercial sales program, through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.

At August 29, 2009, our stores were in the following locations:	Store Count

Alabama	97
Arizona	119
Arkansas	59
California	447
Colorado	62
Connecticut	35
Delaware	10
Florida	196
Georgia	175
Idaho	19
Illinois	208
Indiana	137
Iowa	23
Kansas	38
Kentucky	78
Louisiana	108
Maine	6
Maryland	39
Massachusetts	66
Michigan	145
Minnesota	25
Mississippi	85
Missouri	100
Montana	1
Nebraska	14
Nevada	49
New Hampshire	16
New Jersey	61
New Mexico	58
New York	114
North Carolina	164
North Dakota	1
Ohio	219
Oklahoma	67
Oregon	27
Pennsylvania	109
Puerto Rico	21
Rhode Island	15
South Carolina	75

At August 29, 2009, our stores were in the following locations:	Store Count

South Dakota	2
Tennessee	150
Texas	525
Utah	39
Vermont	1
Virginia	87
Washington	53
Washington, DC	6
West Virginia	23
Wisconsin	50
Wyoming	5

Domestic Total	4,229
Mexico	188

Total	4,417

Marketing and Merchandising Strategy
We are dedicated to providing customers with superior service and quality automotive parts and products at a great value in conveniently located, well-designed stores. Key elements of this strategy are:
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
We also provide specialty tools through our Loan-A-Tool® program. Customers can borrow a specialty tool, such as a steering wheel puller, for which a do-it-yourself (“DIY”) customer or a repair shop would have little or no use other than for a single job. AutoZoners also provide other free services, including check engine light readings where allowed by law, battery charging, the collection of DIY used oil for recycling; and the testing of starters, alternators, batteries, sensors and actuators.
Merchandising
The following tables show some of the types of products that we sell by major category of items:

Failure	Maintenance Items	Discretionary
A/C Compressors	Antifreeze & Windshield Washer Fluid	Air Fresheners
Batteries & Accessories	Brake Drums, Rotors, Shoes & Pads	Cell Phone Accessories
Belts & Hoses	Chemicals, including Brake & Power	Drinks & Snacks
Carburetors	Steering Fluid, Oil & Fuel Additives	Floor Mats & Seat Covers
Chassis	Oil & Transmission Fluid	Mirrors
Clutches	Oil, Air, Fuel & Transmission Filters	Performance Products
CV Axles	Oxygen Sensors	Protectants & Cleaners
Engines	Paint & Accessories	Seat Covers
Fuel Pumps	Refrigerant & Accessories	Sealants & Adhesives
Fuses	Shock Absorbers & Struts	Steering Wheel Covers
Ignition	Spark Plugs & Wires	Stereos & Radios
Lighting	Windshield Wipers	Tools
Mufflers		Wash & Wax
Starters & Alternators
Water Pumps
Radiators
Thermostats

We believe that the satisfaction of DIY customers and professional technicians is often impacted by our ability to provide specific automotive products as requested. Each store carries the same basic product lines, but we tailor our parts inventory to the makes and models of the vehicles in each store’s trade area. Our hub stores carry a larger assortment of products that can be delivered to Commercial customers or to local satellite stores.
We are constantly updating the products that we offer to ensure that our inventory matches the products that our customers demand.
Pricing
We want to be perceived by our customers as the value leader in our industry by consistently providing quality merchandise at the right price, backed by a good warranty and outstanding customer service. On many of our products we offer multiple value choices in a good/better/best assortment, with appropriate price and quality differences from the “good” products to the “better” and “best” products. A key differentiating component versus our competitors is our exclusive line of in-house brands: Valucraft, AutoZone, Duralast and Duralast Gold. We believe that our overall value compares favorably to those of our competitors.
Brand: Advertising and Promotions
We believe that targeted advertising and promotions play important roles in succeeding in today’s environment. We are constantly working to understand our customers’ wants and needs so that we can build long-lasting, loyal relationships. We utilize promotions and advertising primarily to advise customers about the overall importance of vehicle maintenance, our great value and the availability of high quality parts. Broadcast media is our primary advertising method of driving traffic to our stores. We utilize in-store signage, creative product placement and promotions to help educate customers about products that they need.
Store Design and Visual Merchandising
We design and build stores for high visual impact. The typical AutoZone store utilizes colorful exterior and interior signage, exposed beams and ductwork and brightly lighted interiors. Maintenance products, accessories and non-automotive items are attractively displayed for easy browsing by customers. In-store signage and special displays promote products on floor displays, end caps and the shelf.
Commercial
Our Commercial sales program operates in a highly fragmented market, and we are one of the leading distributors of automotive parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts in the United States, Puerto Rico and Mexico. As a part of the program we offer credit and delivery to our Commercial customers. The program operates out of 2,303 domestic stores as of August 29, 2009. Through our hub stores, we offer a greater range of parts and products desired by professional technicians; this additional inventory is available for our DIY customers as well. We have sales teams focused on national, regional and public sector Commercial accounts.
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

Store Personnel and Training
Each store typically employs from 10 to 16 AutoZoners, including a manager and, in some cases, an assistant manager. AutoZoners typically have prior automotive experience. All AutoZoners are encouraged to complete tests resulting in certification by the National Institute for Automotive Service Excellence (“ASE”), which is broadly recognized for training certification in the automotive industry. Although we do on-the-job training, we also provide formal training programs, including an annual national sales meeting, regular store meetings on specific sales and product issues, standardized training manuals and a specialist program that provides training to AutoZoners in several areas of technical expertise from both the Company and from independent certification agencies. Training is supplemented with frequent store visits by management.
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
Store Automation
All of our stores have Z-net, our proprietary electronic catalog that enables our AutoZoners to efficiently look up the parts that our customers need and to provide complete job solutions, advice and information for customer vehicles. Z-net provides parts information based on the year, make, model and engine type of a vehicle and also tracks inventory availability at the store, at other nearby stores and through special order. The Z-net display screens are placed on the hard parts counter or pods, where both AutoZoners and customers can view the screen. In addition, our wide area network enables the stores to expedite credit or debit card and check approval processes, to access national warranty data, to implement real-time inventory controls and to locate and hold parts at neighboring AutoZone stores.
Our stores utilize our computerized proprietary Store Management System, which includes bar code scanning and point-of-sale data collection terminals. The Store Management System provides administrative assistance and improved personnel scheduling at the store level, as well as enhanced merchandising information and improved inventory control. We believe the Store Management System also enhances customer service through faster processing of transactions, simplified warranty and product return procedures.
Store Development
The following table reflects store development during the past five fiscal years:

	Fiscal Year
	2009	2008	2007	2006	2005

Beginning Domestic Stores	4,092	3,933	3,771	3,592	3,420
New Stores	140	160	163	185	175
Closed Stores	3	1	1	6	3

Net New Stores	137	159	162	179	172

Relocated Stores	9	14	18	18	7
Ending Domestic Stores	4,229	4,092	3,933	3,771	3,592
Ending Mexico Stores	188	148	123	100	81

Ending Total Stores	4,417	4,240	4,056	3,871	3,673

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

Purchasing and Supply Chain
Merchandise is selected and purchased for all stores through our store support centers located in Memphis, Tennessee and Mexico. In fiscal 2009, no class of similar products accounted for 10 percent or more of our total sales, nor did any single supplier account for more than 10 percent of our total purchases. We generally have few long-term contracts for the purchase of merchandise. We believe that we have good relationships with suppliers. We also believe that alternative sources of supply exist, at similar cost, for most types of product sold. Most of our merchandise flows through our distribution centers to our stores by our fleet of tractors and trailers or by third-party trucking firms.
Our hub stores have increased our ability to distribute products on a timely basis to many of our stores and to expand our product assortment. A hub store is able to provide replenishment of products sold and deliver other products maintained only in hub store inventories to a store in its coverage area generally within 24 hours. Hub stores are generally replenished from distribution centers multiple times per week.
Competition
The sale of automotive parts, accessories and maintenance items is highly competitive in many areas, including name recognition, product availability, customer service, store location and price. AutoZone competes in both the retail do-it-yourself (“DIY”) and commercial do-it-for-me (“DIFM”) auto parts and accessories markets.
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
Trademarks and Patents
We have registered several service marks and trademarks in the United States Patent and Trademark office as well as in certain other countries, including our service marks, “AutoZone” and “Get in the Zone,” and trademarks, “AutoZone,” “Duralast,” “Duralast Gold,” “Valucraft,” “ALLDATA,” “Loan-A-Tool” and “Z-net.” We believe that these service marks and trademarks are important components of our merchandising and marketing strategy.
Employees
As of August 29, 2009, we employed approximately 60,000 persons, approximately 57 percent of whom were employed full-time. About 92 percent of our AutoZoners were employed in stores or in direct field supervision, approximately 5 percent in distribution centers and approximately 3 percent in store support and other functions. Included in the above numbers are approximately 3,000 persons employed in our Mexico operations.
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
William C. Rhodes, III, 44—Chairman, President and Chief Executive Officer, Customer Satisfaction
William C. Rhodes, III, was named Chairman of AutoZone during fiscal 2007 and has been President, Chief Executive Officer and a director since March 2005. Prior to his appointment as President and Chief Executive Officer, Mr. Rhodes was Executive Vice President—Store Operations and Commercial. Prior to fiscal 2005, he had been Senior Vice President—Supply Chain and Information Technology since fiscal 2002, and prior thereto had been Senior Vice President—Supply Chain since 2001. Prior to that time, he served in various capacities within the Company, including Vice President—Stores in 2000, Senior Vice President—Finance and Vice President—Finance in 1999 and Vice President—Operations Analysis and Support from 1997 to 1999. Prior to 1994, Mr. Rhodes was a manager with Ernst & Young LLP.

William T. Giles, 50 —	Chief Financial Officer and Executive Vice President, Finance, Information Technology and Store Development, Customer Satisfaction
William T. Giles was elected Executive Vice President — Finance, Information Technology and Store Development during fiscal 2007. Prior to that, he was Executive Vice President, Chief Financial Officer and Treasurer from June 2006 to December 2006 and Executive Vice President, Chief Financial Officer since May 2006. From 1991 to May 2006, he held several positions with Linens N’ Things, Inc., most recently as the Executive Vice President and Chief Financial Officer. Prior to 1991, he was with Melville, Inc. and PricewaterhouseCoopers.
Harry L. Goldsmith, 58—Executive Vice President, Secretary and General Counsel, Customer Satisfaction
Harry L. Goldsmith was elected Executive Vice President, General Counsel and Secretary during fiscal 2006. Previously, he was Senior Vice President, General Counsel and Secretary since 1996 and was Vice President, General Counsel and Secretary from 1993 to 1996.
Robert D. Olsen, 56—Executive Vice President—Store Operations, Commercial and Mexico, Customer Satisfaction
Robert D. Olsen has been Executive Vice President—Store Operations, Commercial and Mexico since fiscal 2007. Effective November 1, 2009, he was elected Corporate Development Officer, with primary responsibility for Mexico, ALLDATA and other strategic initiatives. Previously, he was Executive Vice President—Supply Chain, Information Technology, Mexico and Store Development since fiscal 2006 and before that, Senior Vice President since fiscal 2000 with primary responsibility for store development and Mexico operations. From 1993 to 2000, Mr. Olsen was Executive Vice President and Chief Financial Officer of Leslie’s Poolmart. From 1985 to 1989, Mr. Olsen held several positions with AutoZone, including Controller, Vice President—Finance, and Senior Vice President and Chief Financial Officer.
James A. Shea, 64—Executive Vice President—Merchandising, Marketing and Supply Chain, Customer Satisfaction
James A. Shea was elected Executive Vice President—Merchandising, Marketing and Supply Chain during fiscal 2007 and has served as Executive Vice President—Merchandising and Marketing since fiscal 2005. He was President and Co-founder of Portero during 2004. Prior to 2004, he was Chief Executive Officer of Party City from 1999 to 2003. From 1995 to 1999, he was with Lechters Housewares where he was Senior Vice President Marketing and Merchandising before being named President in 1997. From 1990 to 1995, he was Senior Vice President of Home for Kaufmanns Department Store, a division of May Company.
Jon A. Bascom, 52—Senior Vice President—Chief Information Officer, Customer Satisfaction
Jon A. Bascom was elected Senior Vice President—Chief Information Officer during fiscal 2008. Previously, he was Vice President—Information Technology since 1996. Since 1989, Mr. Bascom has worked in a variety of leadership roles in applications development, infrastructure, and technology support. Prior to joining AutoZone, Mr. Bascom worked for Malone & Hyde, AutoZone’s predecessor company, for 9 years.
Timothy W. Briggs, 48—Senior Vice President—Human Resources, Customer Satisfaction
Timothy W. Briggs was elected Senior Vice President—Human Resources during fiscal 2006. Prior to that, he was Vice President—Field Human Resources since March 2005. From 2002 to 2005, Mr. Briggs was Vice President—Organization Development. From 1996 to 2002, Mr. Briggs served in various management capacities at the Limited Inc., including Vice President, Human Resources.

Mark A. Finestone, 48—Senior Vice President—Merchandising, Customer Satisfaction
Mark A. Finestone was elected Senior Vice President—Merchandising during fiscal 2008. Previously, he was Vice President—Merchandising since 2002. Prior to joining AutoZone in 2002, Mr. Finestone worked for May Department Stores for 19 years where he held a variety of leadership roles which included Divisional Vice President, Merchandising.
William W. Graves, 49—Senior Vice President—Supply Chain, Customer Satisfaction
William W. Graves was elected Senior Vice President—Supply Chain during fiscal 2006. Prior thereto, he was Vice President—Supply Chain since 2000. From 1992 to 2000, Mr. Graves served in various capacities with the Company.
Lisa R. Kranc, 56—Senior Vice President—Marketing, Customer Satisfaction
Lisa R. Kranc was elected Senior Vice President—Marketing during fiscal 2001. Previously, she was Vice President—Marketing for Hannaford Bros. Co., a Maine-based grocery chain, since 1997, and was Senior Vice President—Marketing for Bruno’s, Inc., from 1996 to 1997. Prior to 1996, she was Vice President-Marketing for Giant Eagle, Inc. since 1992.
Thomas B. Newbern, 47—Senior Vice President—Store Operations, Customer Satisfaction
Thomas B. Newbern was elected Senior Vice President—Store Operations during fiscal 2007. Previously, Mr. Newbern held the title Vice President—Store Operations for AutoZone since 1998. A twenty-two year AutoZoner, he has held several key management positions with the Company.
Charlie Pleas, III, 44—Senior Vice President, Controller, Customer Satisfaction
Charlie Pleas, III, was elected Senior Vice President and Controller during fiscal 2007. Prior to that, he was Vice President, Controller since 2003. Previously, he was Vice President—Accounting since 2000, and Director of General Accounting since 1996. Prior to joining AutoZone, Mr. Pleas was a Division Controller with Fleming Companies, Inc. where he served in various capacities from 1988.
Larry M. Roesel, 52—Senior Vice President—Commercial, Customer Satisfaction
Larry M. Roesel joined AutoZone as Senior Vice President—Commercial during fiscal 2007. Mr. Roesel came to AutoZone with more than thirty years of experience with OfficeMax, Inc. and its predecessor, where he served in operations, sales and general management.
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
Continued deterioration in the global credit markets, changes in our credit ratings and macroeconomic factors could adversely affect our financial condition and results of operations.
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

Moreover, significant deterioration in the financial condition of large financial institutions has resulted in a severe loss of liquidity and availability of credit in global credit markets and in higher short-term borrowing costs and more stringent borrowing terms. During brief time intervals in the fourth quarter of calendar 2008 and the first quarter of calendar 2009, there was no liquidity in the commercial paper markets, resulting in an absence of commercial paper buyers and extraordinary high interest rates on commercial paper. Persistent recessionary conditions around the world could continue to affect the cost and availability of debt. We can provide no assurance that credit market events such as those that occurred in the fourth quarter of 2008 and the first quarter of 2009 will not occur again in the foreseeable future. Conditions and events in the global credit market could have a material adverse effect on our access to short-term debt and the terms and cost of that debt.
Macroeconomic conditions also impact both our customers and our suppliers. Continued recessionary conditions could result in additional job losses and business failures, which could result in our loss of certain small business customers and curtailment of spending by our retail customers. In addition, continued distress in global credit markets, business failures and other recessionary conditions could have a material adverse effect on the ability of our suppliers to meet our inventory demands. All of these macroeconomic conditions could adversely affect our sales growth, margins and overhead, which could adversely affect our financial condition and operations.
We may not be able to sustain our recent rate of sales growth.
We have increased our store count in the past five fiscal years, growing from 3,483 stores at August 28, 2004, to 4,417 stores at August 29, 2009, an average store count increase per year of 5%. Additionally, we have increased annual revenues in the past five fiscal years from $5.637 billion in fiscal 2004 to $6.817 billion in fiscal 2009, an average increase per year of 4%. Annual revenue growth is driven by the opening of new stores and increases in same-store sales. We open new stores only after evaluating customer buying trends and market demand/needs, all of which could be adversely affected by continued job losses, wage cuts, small business failures and microeconomic conditions unique to the automotive industry. Some of our new store openings are expected to be in Mexico, where legal and political factors can adversely affect our ability to obtain sites or permits to operate new stores. Same store sales are impacted both by customer demand levels and by the prices we are able to charge for our products, which can also be negatively impacted by continued recessionary pressures. We cannot provide any assurance that we will continue to open stores at historical rates or achieve increases in same-store sales.
Our business depends upon qualified employees.
At the end of fiscal 2009, our consolidated employee count was approximately 60,000. We cannot assure that we can continue to hire and retain qualified employees at current wage rates. If we do not maintain competitive wages, our customer service could suffer by reason of a declining quality of our workforce or, alternatively, our earnings could decrease if we increase our wage rates.
If demand for our products slows, then our business may be materially affected.
Demand for products sold by our stores depends on many factors, including:
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
All of these factors could result in immediate and longer term declines in the demand for our products, which could adversely affect our sales, cash flows and overall financial condition.
If we are unable to compete successfully against other businesses that sell the products that we sell, we could lose customers and our sales and profits may decline.
The sale of automotive parts, accessories and maintenance items is highly competitive and is based on many factors, including name recognition, product availability, customer service, store location and price. Competitors are opening locations near our existing stores. AutoZone competes as a supplier in both the DIY and DIFM auto parts and accessories markets.
Competitors include national, regional and local auto parts chains, independently owned parts stores, jobbers, repair shops, car washes and auto dealers, in addition to discount and mass merchandise stores, department stores, hardware stores, supermarkets, drugstores, convenience stores and home stores that sell aftermarket vehicle parts and supplies, chemicals, accessories, tools and maintenance parts. Although we believe we compete effectively on the basis of customer service, including the knowledge and expertise of our AutoZoners; merchandise quality, selection and availability; product warranty; store layout, location and convenience; price; and the strength of our AutoZone brand name, trademarks and service marks; some competitors may gain competitive advantages, such as greater financial and marketing resources, larger stores with more merchandise, longer operating histories, more frequent customer visits and more effective advertising. If we are unable to continue to develop successful competitive strategies, or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.
If we cannot profitably increase our market share in the commercial auto parts business, our sales growth may be limited.
Although we are one of the largest sellers of auto parts in the commercial market, to increase commercial sales we must compete against national and regional auto parts chains, independently owned parts stores, wholesalers and jobbers, repair shops and auto dealers. Although we believe we compete effectively on the basis of customer service, merchandise quality, selection and availability, price, product warranty and distribution locations, and the strength of our AutoZone brand name, trademarks and service marks, some automotive aftermarket jobbers have been in business for substantially longer periods of time than we have, have developed long-term customer relationships and have large available inventories. If we are unable to profitably develop new commercial customers, our sales growth may be limited.
Consolidation among our competitors may negatively impact our business.
Recently some of our competitors have merged. Consolidation among our competitors could enhance their financial position, provide them with the ability to achieve better purchasing terms allowing them to provide more competitive prices to customers for whom we compete, and allow them to achieve efficiencies in their mergers that allow for more effective use of advertising and marketing dollars and allow them to more effectively compete for customers. These consolidated competitors could take sales volume away from us in certain markets and could cause us to change our pricing with a negative impact on our margins or could cause us to spend more money to maintain customers or seek new customers, all of which could negatively impact our business.

War or acts of terrorism or the threat of either, may negatively impact availability of merchandise and adversely impact our sales.
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
Our largest stockholder, as a result of its voting ownership, may have the ability to exert substantial influence over actions to be taken or approved by our stockholders.
As of October 19, 2009, ESL Investments, Inc. and certain of its investment affiliates (together, “ESL”) beneficially owned approximately 40% of the outstanding shares of our common stock. As a result, ESL may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
In the future, ESL may acquire or sell shares of common stock and thereby increase or decrease its ownership stake in us. Significant fluctuations in their level of ownership could have an impact on our share price.
In June 2008, we entered into an agreement with ESL (the “ESL Agreement”), in which ESL has agreed to vote shares of our common stock owned by ESL in excess of 40% in the same proportion as all non-ESL-owned shares are voted. Following the annual meeting of stockholders of the Company for the fiscal year ending on August 29, 2009, the applicable percentage threshold is reduced from 40% to 37.5% of the then outstanding common stock. Additionally, under the terms of the agreement, the Company added two directors in August 2008 that were identified by ESL. William C. Crowley, one of the two appointed directors, is the President and Chief Operating Officer of ESL Investments, Inc. The ESL Agreement is filed as Exhibit 10.22 to this Form 10-K.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table reflects the square footage and number of leased and owned properties for our stores as of August 29, 2009:

	No. of Stores	Square Footage
Leased	2,171	13,494,994
Owned	2,246	15,055,332

Total	4,417	28,550,326

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

Item 3. Legal Proceedings
AutoZone, Inc. is a defendant in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc. et al.,” filed in the U.S. District Court for the Southern District of New York in October 2004. The case was filed by more than 200 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers (collectively “Plaintiffs”), against a number of defendants, including automotive aftermarket retailers and aftermarket automotive parts manufacturers. In the amended complaint, the plaintiffs allege, inter alia, that some or all of the automotive aftermarket retailer defendants have knowingly received, in violation of the Robinson-Patman Act (the “Act”), from various of the manufacturer defendants benefits such as volume discounts, rebates, early buy allowances and other allowances, fees, inventory without payment, sham advertising and promotional payments, a share in the manufacturers’ profits, benefits of pay on scan purchases, implementation of radio frequency identification technology, and excessive payments for services purportedly performed for the manufacturers. Additionally, a subset of plaintiffs alleges a claim of fraud against the automotive aftermarket retailer defendants based on discovery issues in a prior litigation involving similar Robinson-Patman Act claims. In the prior litigation, the discovery dispute, as well as the underlying claims, were decided in favor of AutoZone and the other automotive aftermarket retailer defendants who proceeded to trial, pursuant to a unanimous jury verdict which was affirmed by the Second Circuit Court of Appeals. In the current litigation, plaintiffs seek an unspecified amount of damages (including statutory trebling), attorneys’ fees, and a permanent injunction prohibiting the aftermarket retailer defendants from inducing and/or knowingly receiving discriminatory prices from any of the aftermarket manufacturer defendants and from opening up any further stores to compete with plaintiffs as long as defendants allegedly continue to violate the Act. The Company believes this suit to be without merit and is vigorously defending against it. The Company is unable to estimate a loss or possible range of loss as of August 29, 2009. Defendants have filed motions to dismiss all claims with prejudice on substantive and procedural grounds. Additionally, the Defendants have sought to enjoin plaintiffs from filing similar lawsuits in the future. If granted in their entirety, these dispositive motions would resolve the litigation in Defendants’ favor.
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
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
AutoZone’s common stock is listed on the New York Stock Exchange under the symbol “AZO.” On October 19, 2009, there were 3,381 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.
We currently do not pay a cash dividend on our common stock. Any payment of dividends in the future would be dependent upon our financial condition, capital requirements, earnings, cash flow and other factors.
The following table sets forth the high and low sales prices per share of common stock, as reported by the New York Stock Exchange, for the periods indicated:

	Price Range of Common Stock
	High	Low
Fiscal Year Ended August 29, 2009:
Fourth quarter	$164.38	$141.00
Third quarter	$169.99	$129.21
Second quarter	$145.77	$92.52
First quarter	$143.80	$84.66

Fiscal Year Ended August 30, 2008:
Fourth quarter	$142.49	$110.39
Third quarter	$126.85	$108.89
Second quarter	$132.44	$103.07
First quarter	$125.75	$107.10
During 1998 the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was last amended in June 2009, to increase the repurchase authorization to $7.9 billion from $7.4 billion. The program does not have an expiration date.
Shares of common stock repurchased by the Company during the quarter ended August 29, 2009, were as follows:

			Total Number of	Maximum Dollar
			Shares Purchased	Value that May Yet
	Total Number	Average	as Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
May 10, 2009, to June 6, 2009	437,000	$155.54	437,000	$828,506,506
June 7, 2009, to July 4, 2009	1,783,355	$155.45	1,783,355	551,279,167
July 5, 2009, to August 1, 2009	1,204,593	$153.87	1,204,593	365,934,289
August 2, 2009, to August 29, 2009	386,308	$147.17	386,308	309,082,914

Total	3,811,256	$154.12	3,811,256	$309,082,914

The Company also repurchased, at fair value, an additional 37,190 shares in fiscal 2009, 39,235 shares in fiscal 2008, and 65,152 shares in fiscal 2007 from employees electing to sell their stock under the Company’s Third Amended and Restated Employee Stock Purchase Plan, qualified under Section 423 of the Internal Revenue Code, under which all eligible employees may purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the plan, 29,147 shares were sold to employees in fiscal 2009, 36,147 shares were sold to employees in fiscal 2008, and 39,139 shares were sold to employees in fiscal 2007. At August 29, 2009, 320,603 shares of common stock were reserved for future issuance under this plan. Under the Amended and Restated Executive Stock Purchase Plan all eligible executives are permitted to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases by executives under this plan were 1,705 shares in fiscal 2009, 1,793 shares in fiscal 2008, and 1,257 shares in fiscal 2007. At August 29, 2009, 259,539 shares of common stock were reserved for future issuance under this plan.
Stock Performance Graph
This graph shows, from the end of fiscal year 2004 to the end of fiscal year 2009, changes in the value of $100 invested in each of the following: AutoZone’s common stock, Standard & Poor’s 500 Composite Index, and a peer group consisting of other automotive aftermarket retailers.

Company Name / Index	8/28/04	8/27/05	8/26/06	8/25/07	8/30/08	8/29/09
AutoZone, Inc.	100	126.66	115.72	163.56	182.10	196.99
S&P 500 Index	100	110.80	121.35	141.16	124.98	103.00
Peer Group	100	130.88	116.05	141.96	133.43	140.88
The peer group consists of Advance Auto Parts, Inc., CSK Auto Corporation (through 7/11/08), Genuine Parts Company, O’Reilly Automotive, Inc., and The Pep Boys-Manny, Moe & Jack.

Item 6. Selected Financial Data

(in thousands, except per share data and selected	Fiscal Year Ended August
operating data)	2009(2)	2008(1)(2)	2007(2)	2006(2)	2005(3)

Income Statement Data
Net sales	$6,816,824	$6,522,706	$6,169,804	$5,948,355	$5,710,882
Cost of sales, including warehouse and delivery expenses	3,400,375	3,254,645	3,105,554	3,009,835	2,918,334

Gross profit	3,416,449	3,268,061	3,064,250	2,938,520	2,792,548
Operating, selling, general and administrative expenses	2,240,387	2,143,927	2,008,984	1,928,595	1,816,884

Operating profit	1,176,062	1,124,134	1,055,266	1,009,925	975,664
Interest expense — net	142,316	116,745	119,116	107,889	102,443

Income before income taxes	1,033,746	1,007,389	936,150	902,036	873,221
Income taxes	376,697	365,783	340,478	332,761	302,202

Net income	$657,049	$641,606	$595,672	$569,275	$571,019

Diluted earnings per share	$11.73	$10.04	$8.53	$7.50	$7.18

Adjusted weighted average shares for diluted earnings per share	55,992	63,875	69,844	75,859	79,508

Same Store Sales
Increase (decrease) in domestic comparable store net sales(4)	4.4%	0.4%	0.1%	0.4%	(2.1)%

Balance Sheet Data
Current assets	$2,561,730	$2,586,301	$2,270,455	$2,118,927	$1,929,459
Working capital (deficit)	(145,022)	66,981	(15,439)	64,359	118,300
Total assets	5,318,405	5,257,112	4,804,709	4,526,306	4,245,257
Current liabilities	2,706,752	2,519,320	2,285,895	2,054,568	1,811,159
Debt	2,726,900	2,250,000	1,935,618	1,857,157	1,861,850
Long-term capital leases	38,029	48,144	39,073	—	—
Stockholders’ equity (deficit)	$(433,074)	$229,687	$403,200	$469,528	$391,007

Selected Operating Data
Number of domestic stores at beginning of year	4,092	3,933	3,771	3,592	3,420

New stores	140	160	163	185	175
Closed stores	3	1	1	6	3

Net new stores	137	159	162	179	172

Relocated stores	9	14	18	18	7

Number of domestic stores at end of year	4,229	4,092	3,933	3,771	3,592
Number of Mexico stores at end of year	188	148	123	100	81

Number of total stores at end of year	4,417	4,240	4,056	3,871	3,673

Total store square footage (in thousands)	28,550	27,291	26,044	24,713	23,369
Average square footage per store	6,464	6,437	6,421	6,384	6,362
Increase in store square footage	5%	5%	5%	6%	6%
Inventory per store	$500	$507	$495	$477	$453
Average net sales per store (in thousands)	$1,575	$1,572	$1,557	$1,577	$1,596
Average net sales per store square foot	$239	$239	$237	$241	$244
Total employees at end of year (in thousands)	60	57	55	53	52
Merchandise under pay-on-scan arrangements (in thousands)	$3,530	$6,732	$22,387	$92,142	$151,682
Inventory turnover(5)	1.5	x	1.6	x	1.6	x	1.7	x	1.8	x
Accounts payable to inventory ratio	96.0%	95.0%	93.2%	92.0%	92.5%
After-tax return on invested capital (6)	24.4%	24.0%	22.7%	22.2%	23.9%
Adjusted debt to EBITDAR(7)	2.5	2.2	2.1	2.1	2.1
Net cash provided by operating activities (in thousands)	$923,808	$921,100	$845,194	$822,747	$648,083
Cash flow before share repurchases and changes in debt (in thousands)(8)	$673,347	$690,621	$678,522	$599,507	$432,210

(1)	Consisted of 53 weeks.

(2)	As a result of the adoption of SFAS 123 (R) in fiscal 2006, operating results include a pre-tax non-cash expense for share-based compensation of $19.1 million in fiscal 2009, $18.4 million in fiscal 2008, $18.5 million in fiscal 2007, and $17.4 million in fiscal 2006.

(3)	Fiscal 2005 operating results include a $40.3 million pre-tax non-cash charge related to lease accounting, which includes the impact on prior years and reflects additional amortization of leasehold improvements and additional rent expense, and a $21.3 million income tax benefit from the repatriation of earnings from our Mexican operations and other discrete income tax items.

(4)	The domestic comparable sales increases (decreases) are based on sales for all domestic stores open at least one year. Relocated Stores are included in the same store sales computation based on the year the original store was opened. Closed store sales are included in the same store sales computation up to the week it closes, and excluded from the computation for all periods subsequent to closing.

(5)	Inventory turnover is calculated as cost of sales divided by the average merchandise inventory balance over the year. The calculation includes cost of sales related to pay-on-scan sales, which were $5.8 million for the 52 weeks ended August 29, 2009, $19.2 million for the 53 weeks ended August 30, 2008, $85.4 million for the 52 weeks ended August 25, 2007, $198.1 million for the 52 weeks ended August 26, 2006, and $234.6 million for the 52 weeks ended August 27, 2005.

(6)	After-tax return on invested capital is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(7)	Adjusted debt to EBITDAR is calculated as the sum of total debt, capital lease obligations and annual rents times six; divided by net income plus interest, taxes, depreciation, rent and stock option expenses. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(8)	Cash flow before share repurchases and changes in debt is calculated as the change in cash and cash equivalents less the change in debt plus treasury stock purchases. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are the nation’s leading retailer and a leading distributor of automotive replacement parts and accessories. We began operations in 1979 and at August 29, 2009, operated 4,229 stores in the United States and Puerto Rico, and 188 in Mexico. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 29, 2009, in 2,303 of our stores we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and as part of our commercial sales program, through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.
Executive Summary
We achieved a solid performance in fiscal 2009, delivering record earnings of $657 million and sales growth of $420 million over the prior year, excluding the 53rd week in last year’s results. We completed the year with strong growth in our commercial and retail businesses. We are excited about our retail business opportunities and encouraged by the increase in our commercial business, where we continued to build our internal sales force and to refine our parts assortment. There are various factors occuring within the current economy that affect both our customers and our industry, including the credit crisis and higher unemployment, which we believe when combined have aided our sales growth during the year. We continue to believe we are well positioned to help our customers save money and meet their needs in a challenging macro economic environment.
The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. Miles driven declined for the sixteenth straight month in March, were relatively flat in April and May before increasing in June and July. We are optimistic that over the long-term this trend will stabilize at low single digit increases as the number of vehicles on the road continues to increase.
New vehicle sales declined significantly during 2008 and the first half of 2009, which we believe is contributing to an increasing number of “seven year old or older” vehicles on the road. In the near term, we expect this trend to continue, as consumers keep their cars longer in an effort to save money during this uncertain economy. Also, we believe gas prices impact our customers’ behavior with respect to driving and maintaining their cars. With approximately ten billion gallons of unleaded gas consumed each month across the United States, each $1 dollar decrease at the pump contributes approximately $10 billion of additional spending capacity to consumers each month. During the summer of 2008, gas prices peaked at roughly $4 per gallon, before falling to $2 per gallon in February 2009. By the end of fiscal 2009, gas prices had risen to approximately $2.61 per gallon.
During fiscal 2009, we worked hard to execute on several key initiatives as the macro environment turned in our industry’s favor and we saw an increase in traffic in our stores.
We significantly enhanced the utilization of our hub stores by refining and improving the product assortment in these locations while simultaneously increasing the delivery frequency to nearby stores. We accelerated our store maintenance efforts and also deployed additional capital in areas that we expect to yield benefits in the future, such as enhancing our IT infrastructure and continued additions of late model products. We also began an effort to purchase more of our new store locations rather than leasing them. Finally, we maintained our focus on developing a first class Commercial field sales organization by continuing to expand the size of our team and investing in training, tools and management programs.
In this challenging environment, we continue to see sales of maintenance and failure categories perform well, while discretionary categories are being negatively impacted. Consequently, we remain focused on refining and expanding our product assortment to ensure we have the “best” merchandise at the “right” price in each of our merchandise categories.

Results of Operations
Fiscal 2009 Compared with Fiscal 2008
For the year ended August 29, 2009, AutoZone reported net sales of $6.817 billion compared with $6.523 billion for the year ended August 30, 2008, a 4.5% increase from fiscal 2008. Excluding $125.9 million of sales from the 53rd week included in the prior year, total company net sales increased 6.6%. This growth was driven primarily by an increase in domestic same store sales of 4.4% and sales from new stores of $165.5 million. The improvement in same store sales was driven by an improvement in transaction count trends, while increases in average transaction value remained generally consistent with our long-term trends. Higher transaction value is attributable to product inflation due to both more complex, costly products and commodity price increases.
At August 29, 2009, we operated 4,229 domestic stores and 188 stores in Mexico, compared with 4,092 domestic stores and 148 stores in Mexico at August 30, 2008. Excluding the sales from the 53rd week in the prior year, domestic retail sales increased 7.1% and domestic commercial sales increased 4.3%.
Gross profit for fiscal 2009 was $3.416 billion, or 50.1% of net sales, compared with $3.268 billion, or 50.1% of net sales for fiscal 2008. Gross profit as a percent of net sales was positively impacted by favorable distribution costs from improved efficiencies and lower fuel costs. However, this favorability was largely offset by a shift in mix to lower margin products.
Operating, selling, general and administrative expenses for fiscal 2009 increased to $2.240 billion, or 32.9% of net sales, from $2.144 billion, or 32.9% of net sales for fiscal 2008. Leverage from increased sales was largely offset by expenses associated with our continued enhancements to our hub stores, an acceleration of our store maintenance program, and a continued expansion of our Commercial sales force.
Interest expense, net for fiscal 2009 was $142.3 million compared with $116.7 million during fiscal 2008. This increase was due to higher average borrowing levels over the comparable prior year period and a higher percentage of fixed rate debt. Average borrowings for fiscal 2009 were $2.460 billion, compared with $2.024 billion for fiscal 2008 and weighted average borrowing rates were 5.4% for fiscal 2009, compared to 5.2% for fiscal 2008.
Our effective income tax rate was 36.4% of pre-tax income for fiscal 2009 compared to 36.3% for fiscal 2008. Refer to “Note D — Income Taxes” for additional information regarding our income tax rate.
Net income for fiscal 2009 increased by 2.4% to $657.0 million, and diluted earnings per share increased 16.8% to $11.73 from $10.04 in fiscal 2008. The impact of the fiscal 2009 stock repurchases on diluted earnings per share in fiscal 2009 was an increase of approximately $0.78. Excluding the additional week in the prior year, net income for the year increased 5.0% over the previous year, while diluted earnings per share increased 19.7%.
Fiscal 2008 Compared with Fiscal 2007
For the year ended August 30, 2008, AutoZone reported net sales of $6.523 billion compared with $6.170 billion for the year ended August 25, 2007, a 5.7% increase from fiscal 2007. This growth was primarily driven by net sales of $166.6 million for fiscal 2008 from new stores, $125.9 million, or a 1.9% increase, from the addition of the 53rd week and a domestic same store sales (excluding 53rd week) increase of 0.4%. At August 30, 2008, we operated 4,092 domestic stores and 148 in Mexico, compared with 3,933 domestic stores and 123 in Mexico at August 25, 2007. The domestic same store sales increase was driven by higher average transaction value, partially offset by lower transaction count. Higher transaction value was primarily attributable to product price inflation due both to more complex, costly products and to commodity price increases. Transaction counts were lower due to a combination of factors, including product life cycles and deferred maintenance. Including the 53rd week, domestic retail sales increased 4.5% and domestic commercial sales increased 6.8% from prior year. ALLDATA and Mexico sales, including the 53rd week, increased over prior year, contributing 1.2 percentage points of the total increase in net sales.
Gross profit for fiscal 2008 was $3.268 billion, or 50.1% of net sales, compared with $3.064 billion, or 49.7% of net sales, for fiscal 2007. The increase in gross profit as a percent of net sales was primarily due to an approximately 50 basis point benefit from category management efforts, including increases in average retail prices of products sold and vendor supported promotional activities. These efforts were partially offset by increased distribution expense principally relating to higher fuel costs.

Operating, selling, general and administrative expenses for fiscal 2008 increased to $2.144 billion, or 32.9% of net sales, from $2.009 billion, or 32.6% of net sales for fiscal 2007. Approximately 20 basis points of the increase in operating expenses, as a percentage of sales, was due to higher employee medical expense driven by an increase in the number of catastrophic claims. The remaining increase was primarily due to higher fuel expense for our commercial fleet from increased fuel prices (approximately 6 basis points of the increase).
Interest expense, net for fiscal 2008 was $116.7 million compared with $119.1 million during fiscal 2007. This decrease was primarily due to lower short-term rates and was offset by higher average borrowing levels over the comparable fiscal 2007 period and the impact of the additional week in fiscal 2008. Average borrowings for fiscal 2008 were $2.024 billion, compared with $1.972 billion for fiscal 2007. Weighted average borrowing rates were 5.2% at August 30, 2008, compared to 5.7% at August 25, 2007.
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
Seasonality and Quarterly Periods
AutoZone’s business is somewhat seasonal in nature, with the highest sales typically occurring in the spring and summer months of March through September, in which average weekly per-store sales historically have been about 15% to 25% higher than in the slower months of December through February. During short periods of time, a store’s sales can be affected by weather conditions. Extremely hot or extremely cold weather may enhance sales by causing parts to fail and spurring sales of seasonal products. Mild or rainy weather tends to soften sales, as parts failure rates are lower in mild weather, with elective maintenance deferred during periods of rainy weather. Over the longer term, the effects of weather balance out, as we have stores throughout the United States, Puerto Rico and Mexico.
Each of the first three quarters of AutoZone’s fiscal year consisted of 12 weeks, and the fourth quarter consisted of 16 weeks in 2009, 17 weeks in 2008, and 16 weeks in 2007. Because the fourth quarter contains the seasonally high sales volume and consists of 16 or 17 weeks, compared with 12 weeks for each of the first three quarters, our fourth quarter represents a disproportionate share of the annual net sales and net income. The fourth quarter of fiscal year 2009, containing 16 weeks, represented 32.7% of annual sales and 35.9% of net income; the fourth quarter of fiscal 2008, containing 17 weeks, represented 33.9% of annual sales and 38.0% of net income; and the fourth quarter of fiscal 2007, containing 16 weeks, represented 32.5% of annual sales and 36.5% of net income.
Liquidity and Capital Resources
The primary source of our liquidity is our cash flows realized through the sale of automotive parts and accessories. Net cash provided by operating activities was $923.8 million in fiscal 2009, $921.1 million in fiscal 2008, and $845.2 million in fiscal 2007. The increase over prior year was primarily due to the growth in net income and to a lesser extent, timing of income tax payments and deductions, and improvements in our accounts payable to inventory ratio as our vendors continue to finance a large portion of our inventory. Partially offsetting this increase were higher accounts receivable and the 53rd week of income in last year’s sales. The increase in fiscal 2008 verses fiscal 2007 was due primarily to higher net income and an increase in our accounts payable to inventory ratio. We had an accounts payable to inventory ratio of 96% at August 29, 2009, 95% at August 30, 2008, and 93% at August 25, 2007. Our inventory increases are primarily attributable to an increased number of stores and to a lesser extent, our efforts to update product assortment in all of our stores. Additionally, many of our vendors have supported our initiative to update our product assortment by providing extended payment terms. These extended payment terms have allowed us to grow accounts payable at a faster rate than inventory.

AutoZone’s primary capital requirement has been the funding of its continued new store development program. From the beginning of fiscal 2007 to August 29, 2009, we have opened 551 new stores. Net cash flows used in investing activities were $263.7 million in fiscal 2009, compared to $243.2 million in fiscal 2008, and $228.7 million in fiscal 2007. We invested $272.2 million in capital assets in fiscal 2009, compared to $243.6 million in capital assets in fiscal 2008, and $224.5 million in capital assets in fiscal 2007. The increase in capital expenditures in fiscal 2009 was primarily attributable to the types of stores opened and increased investment in our existing stores. New store openings were 180 for fiscal 2009, 185 for fiscal 2008, and 186 for fiscal 2007. We invest a portion of our assets held by the Company’s wholly owned insurance captive in marketable securities. We acquired $48.4 million of marketable securities in fiscal 2009, $54.3 million in fiscal 2008, and $94.6 million in fiscal 2007. We had proceeds from matured marketable securities of $46.3 million in fiscal 2009, $50.7 million in fiscal 2008, and $86.9 million in fiscal 2007. Capital asset disposals provided $10.7 million in fiscal 2009, $4.0 million in fiscal 2008, and $3.5 million in fiscal 2007.
Net cash used in financing activities was $806.9 million in fiscal 2009, $522.7 million in fiscal 2008, and $621.4 million in fiscal 2007. The net cash used in financing activities reflected purchases of treasury stock which totaled $1.3 billion for fiscal 2009, $849.2 million for fiscal 2008, and $761.9 million for fiscal 2007. The treasury stock purchases in fiscal 2009, 2008 and 2007 were primarily funded by cash flow from operations, and at times, by increases in debt levels. Proceeds from issuance of debt were $500.0 million for fiscal 2009, $750.0 million for fiscal 2008, and none for fiscal 2007. Debt repayments totaled $300.7 million for fiscal 2009, $229.8 million for fiscal 2008, and $5.8 million for fiscal 2007. As discussed in “Note H-Financing”, in July 2009, we issued $500.0 million in 5.75% Senior Notes due 2015. The proceeds from the issuance of debt were used to repay outstanding commercial paper indebtedness, to prepay our $300 million term loan in August 2009 and for general corporate purposes, including for working capital requirements, capital expenditures, new store openings and stock repurchases. Net proceeds from the issuance of commercial paper were $277.6 million for fiscal 2009 and $84.3 million for fiscal 2007. For fiscal 2008, net repayments of commercial paper were $206.7 million.
We expect to invest in our business consistent with historical rates during fiscal 2010, primarily related to our new store development program and enhancements to existing stores and infrastructure. In addition to the building and land costs, our new store development program requires working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required. We plan to continue leveraging our inventory purchases; however, our ability to do so may be impacted by a prolonged tightening of the credit markets which may directly limit our vendors’ capacity to factor their receivables from us.
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
Credit Ratings
At August 29, 2009, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB and a commercial paper rating of A-2. Moody’s Investors Service had assigned the Company a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. Fitch Ratings assigned the Company a BBB rating for senior unsecured debt and an F-2 rating for commercial paper. As of August 29, 2009, Moody’s, Standard & Poor’s and Fitch had AutoZone listed as having a “stable” outlook. If our credit ratings drop, our interest expense will increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense will likely increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.

Debt Facilities
In July, 2009, we terminated our $1.0 billion revolving credit facility, which was scheduled to expire in fiscal 2010, and replaced it with an $800 million revolving credit facility. This credit facility is available to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. The credit facility may be increased to $1.0 billion at AutoZone’s election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit, and may include up to $100 million in capital leases each fiscal year. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, the Company had $410.5 million in available capacity under this facility at August 29, 2009. Interest accrues on Eurodollar loans at a defined Eurodollar rate plus the applicable percentage, which could range from 150 basis points to 450 basis points, depending upon our senior unsecured (non-credit enhanced) long-term debt rating. This facility expires in July 2012.
During August 2009, we elected to prepay, without penalty, our $300 million bank term loan entered in December 2004, and subsequently amended. The term loan facility provided for a term loan, which consisted of, at our election, base rate loans, Eurodollar loans or a combination thereof. The entire unpaid principal amount of the term loan was due and payable in full on December 23, 2009, when the facility was scheduled to terminate. We entered into an interest rate swap agreement on December 29, 2004, to effectively fix, based on current debt ratings, the interest rate of the term loan at 4.4%. The outstanding liability associated with the interest rate swap totaled $3.6 million, and was expensed in operating, selling, general and administrative expenses upon termination of the hedge in fiscal 2009.
On June 25, 2008, we entered into an agreement with ESL Investments, Inc. (the “ESL Agreement”), setting forth certain understandings and agreements regarding the voting by ESL Investments, Inc., on behalf of itself and its affiliates (collectively, “ESL”), of certain shares of common stock of AutoZone, Inc. and related matters. Among other things, we agreed to use our commercially reasonable efforts to increase our adjusted debt/EBITDAR target ratio from 2.1:1 to 2.5:1 no later than February 14, 2009. We met this commitment at February 14, 2009. We calculate adjusted debt as the sum of total debt, capital lease obligations and annual rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and stock option expenses to net income. At August 29, 2009, our adjusted debt/EBITDAR ratio was 2.5:1. (The ESL agreement is filed as Exhibit 10.22 to this Form 10-K).
On August 4, 2008, we issued $500 million in 6.50% Senior Notes due 2014 and $250 million in 7.125% Senior Notes due 2018 under our shelf registration statement filed with the Securities and Exchange Commission on July 29, 2008 (the “Shelf Registration”). That shelf registration allowed us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions.
On July 2, 2009, we issued $500 million in 5.75% Senior Notes due 2015 under the Shelf Registration. We used the proceeds to pay down our commercial paper borrowings, to prepay in full our $300 million term loan in August 2009, and the remainder for general corporate purposes, including for working capital requirements, capital expenditures, new store openings and stock repurchases.
The 6.50% and 7.125% Senior Notes issued during August 2008, and the 5.75% Senior Notes issued in July 2009, are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded. They also contain a provision that repayment of the notes may be accelerated if AutoZone experiences a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs.
The $800 million revolving credit agreement requires that our consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.50:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. Our consolidated interest coverage ratio as of August 29, 2009 was 4.19:1. As of August 29, 2009, we were in compliance with all covenants and expect to remain in compliance with all covenants.

Stock Repurchases
During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. The program was last amended in June 2009 to increase the repurchase authorization to $7.9 billion from $7.4 billion. From January 1998 to August 29, 2009, we have repurchased a total of 115.4 million shares at an aggregate cost of $7.6 billion. We repurchased 9.3 million shares of common stock at an aggregate cost of $1.3 billion during fiscal 2009, 6.8 million shares of common stock at an aggregate cost of $849.2 million during fiscal 2008, and 6.0 million shares of common stock at an aggregate cost of $761.9 million during fiscal 2007.
From August 30, 2009 to October 26, 2009, we repurchased 1.2 million shares for $178.2 million.
Financial Commitments
The following table shows AutoZone’s significant contractual obligations as of August 29, 2009:

	Total	Payment Due by Period
	Contractual	Less than	Between	Between	Over 5
(in thousands)	Obligations	1 year	1-3 years	4-5 years	years

Long-term debt (1)	$2,726,900	$277,600	$199,300	$1,000,000	$1,250,000
Interest payments (2)	780,175	145,338	276,425	220,237	138,175
Operating leases (3)	1,558,027	177,781	319,650	251,149	809,447
Capital leases (4)	55,703	16,932	30,132	8,639	—
Self-insurance reserves (5)	153,602	54,307	44,840	23,673	30,782
Construction commitments	18,749	18,749	—	—	—

	$5,293,156	$690,707	$870,347	$1,503,698	$2,228,404

(1)	Long-term debt balances represent principal maturities, excluding interest.

(2)	Represents obligations for interest payments on long-term debt.

(3)	Operating lease obligations are inclusive of amounts accrued within deferred rent and closed store obligations reflected in our consolidated balance sheets.

(4)	Capital lease obligations include related interest.

(5)	The Company retains a significant portion of the risks associated with workers compensation, employee health, general and product liability, property, and vehicle insurance. These amounts represent estimates based on actuarial calculations. Although these obligations do not have scheduled maturities, the timing of future payments are predictable based upon historical patterns. Accordingly, the Company reflects the net present value of these obligations in its consolidated balance sheets.
We have Pension obligations reflected in our consolidated balance sheet that are not reflected in the table above due to the absence of scheduled maturities and the nature of the account. As disclosed in “Note K — Pension and Savings Plans”, our pension liability is $185.6 million and our pension assets are $115.3 million at August 29, 2009.
Additionally, as disclosed in “Note D — Income Taxes”, our tax liability for uncertain tax positions, including interest and penalties, was $56.6 million at August 29, 2009. Approximately $25.9 million is classified as short term and $30.7 million is classified as long term. We did not reflect these obligations in the Financial Commitments table as we are unable to make an estimate of the timing of payments due to uncertainties in the timing of the settlement of these tax positions.

Off-Balance Sheet Arrangements
The following table reflects outstanding letters of credit and surety bonds as of August 29, 2009.

Total
Other
(in thousands)	Commitments
Standby letters of credit	$111,904
Surety bonds	14,818

$126,722

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
In conjunction with our commercial sales program, we offer credit to some of our commercial customers. Historically, certain of the receivables related to this credit program were sold to a third party at a discount for cash with limited recourse. At August 30, 2008, we had $55.4 million outstanding under this program. During the second quarter of fiscal 2009, AutoZone terminated its agreement to sell receivables to a third party. There were no amounts outstanding under this program as of August 29, 2009.
Value of Pension Assets
At August 29, 2009, the fair market value of AutoZone’s pension assets was $115.3 million, and the related accumulated benefit obligation was $185.6 million based on an August 29, 2009 measurement date. On January 1, 2003, our defined benefit pension plans were frozen. Accordingly, plan participants earn no new benefits under the plan formulas, and no new participants may join the plans. The material assumptions for fiscal 2009 are an expected long-term rate of return on plan assets of 8.0% and a discount rate of 6.24%. For additional information regarding AutoZone’s qualified and non-qualified pension plans refer to “Note K — Pension and Savings Plans” in the accompanying Notes to Consolidated Financial Statements.
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
Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented the non-GAAP financial measures, as we believe they provide additional information that is useful to investors as it indicates more clearly the Company’s comparative year-to-year operating results. Furthermore, our management and Compensation Committee of the Board of Directors use the above-mentioned non-GAAP financial measures to analyze and compare our underlying operating results and to determine payments of performance-based compensation. We have included a reconciliation of this information to the most comparable GAAP measures in the following reconciliation tables.

Reconciliation of Non-GAAP Financial Measure: Cash Flow Before Share Repurchases and Changes in Debt
The following table reconciles net increase (decrease) in cash and cash equivalents to cash flow before share repurchases and changes in debt, which is presented in the “Selected Financial Data”.
(in thousands)

	Fiscal Year Ended August
	2009	2008	2007	2006	2005

Net increase (decrease) in cash and cash equivalents	$(149,755)	$155,807	$(4,904)	$16,748	$(2,042)
Less: Increase (decrease) in debt	476,900	314,382	78,461	(4,693)	(7,400)
Less: Share repurchases	(1,300,002)	(849,196)	(761,887)	(578,066)	(426,852)

Cash flow before share repurchases and changes in debt	$673,347	$690,621	$678,522	$599,507	$432,210

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital
The following table reconciles the percentages of after-tax return on invested capital, or “ROIC.” After-tax return on invested capital is calculated as after-tax operating profit (excluding rent) divided by average invested capital (which includes a factor to capitalize operating leases). The ROIC percentages are presented in the “Selected Financial Data”.
(in thousands, except percentage data)

	Fiscal Year Ended August
	2009	2008	2007	2006	2005
Net income	$657,049	$641,606	$595,672	$569,275	$571,019
Adjustments:
After-tax interest	90,456	74,355	75,793	68,089	65,533
After-tax rent	115,239	105,166	97,050	90,808	96,367

After-tax return	$862,744	$821,127	$768,515	$728,172	$732,919

Average debt (1)	$2,477,233	$2,015,186	$1,955,652	$1,909,011	$1,969,639
Average equity (2)	(82,006)	353,411	478,853	510,657	316,639
Rent x 6 (3)	1,087,848	990,726	915,138	863,328	774,706
Average capital lease obligations (4)	58,512	60,824	30,538	—	—

Pre-tax invested capital	$3,541,587	$3,420,147	$3,380,181	$3,282,996	$3,060,984

ROIC	24.4%	24.0%	22.7%	22.2%	23.9%

(1)	Average debt is equal to the average of our long-term debt measured at the end of the prior fiscal year and each of the 13 fiscal periods in the current fiscal year.

(2)	Average equity is equal to the average of our stockholders’ equity measured at the end of the prior fiscal year and each of the 13 fiscal periods of the current fiscal year.

(3)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital. This calculation excludes the impact from the cumulative lease accounting adjustments recorded in the second quarter of fiscal 2005.

(4)	Average of the capital lease obligations relating to vehicle capital leases entered into at the beginning of fiscal 2007 is computed as the average over the trailing 13 periods. Rent expense associated with the vehicles prior to the conversion to capital leases is included in the rent for purposes of calculating return on invested capital.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Options Expense “EBITDAR”
The following table reconciles the ratio of adjusted debt to EBITDAR. Adjusted debt to EBITDAR is calculated as the sum of total debt, capital lease obligations and annual rents times six; divided by net income plus interest, taxes, depreciation, rent and stock option expenses. The adjusted debt to EBITDAR ratios are presented in the “Selected Financial Data”.
(in thousands, except for Adjusted Debt to EBITDAR)

Adjusted Debt / EBITDAR	August 29, 2009	August 30, 2008	August 25, 2007	August 26, 2006	August 27, 2005
Net income	$657,049	$641,606	$595,672	$569,275	$571,019
Add: Interest	142,316	116,745	119,116	107,889	102,443
Taxes	376,697	365,783	340,478	332,761	302,202

EBIT	$1,176,062	$1,124,134	$1,055,266	$1,009,925	$975,664

Add: Depreciation	180,433	169,509	159,411	139,465	135,597
Rent expense (1)	181,308	165,121	152,523	143,888	150,645
Option expense	19,135	18,388	18,462	17,370	—

EBITDAR	$1,556,938	$1,477,152	$1,385,662	$1,310,648	$1,261,906

Debt	$2,726,900	$2,250,000	$1,935,618	$1,857,157	$1,861,850
Capital lease obligations	54,764	64,061	55,088	—	—
Add: Rent x 6	1,087,848	990,726	915,138	863,328	774,708

Adjusted debt	$3,869,512	$3,304,787	$2,905,844	$2,720,485	$2,636,558

Adjusted Debt / EBITDAR	2.5	2.2	2.1	2.1	2.1

(1)	Fiscal 2005 rent expense includes a $21.5 million non-cash adjustment associated with accounting for leases and leasehold improvements.
Reconciliation of Non-GAAP Financial Measure: Fiscal 2008 Results Excluding Impact of 53rd Week:
The following table summarizes the favorable impact of the additional week of the 53 week fiscal year ended August 30, 2008.
(in thousands, except per share and percentage data)

				Fiscal 2008
				Results of
	Fiscal 2008		Results of	Operations
	Results of	Percent of	Operations for	Excluding	Percent of
	Operations	Revenue	53rd Week	53rd Week	Revenue
Net sales	$6,522,706	100.0%	$(125,894)	$6,396,812	100.0%
Cost of sales	3,254,645	49.9%	(62,700)	3,191,945	49.9%

Gross profit	3,268,061	50.1%	(63,194)	3,204,867	50.1%
Operating expenses	2,143,927	32.9%	(36,087)	2,107,840	32.9%

Operating profit	1,124,134	17.2%	(27,107)	1,097,027	17.2%
Interest expense, net	116,745	1.8%	(2,340)	114,405	1.8%

Income before income taxes	1,007,389	15.4%	(24,767)	982,622	15.4%
Income taxes	365,783	5.6%	(8,967)	356,816	5.6%

Net income	$641,606	9.8%	$(15,800)	$625,806	9.8%

Diluted earnings per share	$10.04		$(0.24)	$9.80

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively postretirement benefit plans) to: recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures.
On August 25, 2007, we adopted the recognition and disclosure provisions and on August 31, 2008, we adopted the measurement date provisions. The adoption of these provisions had no material effect on our consolidated financial statements. Refer to “Note K-Pension and Savings Plans” for further description of these adoptions.
On August 31, 2008, we adopted, FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. There is a one-year deferral of the adoption of this standard as it relates to nonfinancial assets and liabilities. The adoption of this statement did not have a material impact on our consolidated financial statements.
In December 2007, the FASB issued FASB Statement 141R, “Business Combinations,” (“SFAS 141R”). This standard significantly changes the accounting for and reporting of business combinations in consolidated financial statements. Among other things, SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed at the acquisition date and requires the expensing of most transaction and restructuring costs. The standard is effective for us beginning August 30, 2009 and is applicable only to transactions occurring after the effective date.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133,” (“SFAS 161”). SFAS 161 amends SFAS No. 133 to improve the disclosure requirements for derivative instruments and hedging activities by providing enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161 did not have a material impact on our financial statements.
In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP 107-1”) and Accounting Principles Board Opinion No. 28-1 (“APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments,” amending the disclosure requirements in SFAS 107 and APB Opinion 28. FSP 107-1 and APB 28-1 require disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods. These disclosures will be required commencing with our fiscal quarter beginning August 30, 2009.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted SFAS 165 on August 29, 2009, and it had no impact on our consolidated financial statements. Management has evaluated subsequent events through the date these financial statements were issued.
In June 2009, the FASB voted to approve the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Codification will be effective for us commencing with our fiscal quarter beginning August 30, 2009. The FASB Codification does not change U.S. generally accepted accounting principles, but combines all authoritative standards such as those issued by the FASB, American Institute of Certified Public Accountants and the Emerging Issues Task Force into a comprehensive topically organized online database.

Critical Accounting Estimates
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
Inventory Reserves and cost of sales
LIFO
We state our inventories at the lower of cost or market using the last-in, first-out (“LIFO”) method for domestic merchandise and the first-in, first out (FIFO) method for Mexico inventories. Due to price deflation on our merchandise purchases, our domestic inventory balances are effectively maintained under the FIFO method. We do not write up inventory for favorable LIFO adjustments, and due to price deflation, LIFO costs of our domestic inventories exceed replacement costs by $223.0 million at August 29, 2009, calculated using the dollar value method.
Inventory Obsolescence and Shrinkage
Our inventory, primarily hard parts, maintenance items and accessories/non-automotive products, is used on vehicles that have rather long lives; and therefore, the risk of obsolescence is minimal and the majority of excess inventory has historically been returned to our vendors for credit. In the isolated instances where less than full credit will be received for such returns and where we anticipate that items will be sold at retail prices that are less than recorded costs, we record a charge (less than $15 million in each of the last three years) through cost of sales for the difference. These charges are based on management’s judgment, including estimates and assumptions regarding marketability of products and the market value of inventory to be sold in future periods.
Historically, we have not encountered material exposure to inventory obsolescence or excess inventory, nor have we experienced material changes to our estimates. However, we may be exposed to material losses should our vendors alter their policy with regard to accepting excess inventory returns.
Additionally, we reduce inventory for projected losses related to shrinkage, which is estimated based on historical losses and current inventory loss trends resulting from previous physical inventories. Shrinkage may occur due to theft, loss or inaccurate records for the receipt of goods, among other things. Throughout the year, we take physical inventory counts of our stores and distribution centers to verify these estimates. We make assumptions regarding upcoming physical inventory counts that may differ from actual results. Over the last three years, there has been less than a 25 basis point fluctuation in our shrinkage rate.
Each quarter, we evaluate the accrued shrinkage in light of the actual shrink results. To the extent our actual physical inventory count results differ from our estimates, we may experience material adjustments to our financial statements. Historically, we have not experienced material adjustments to our shrinkage estimates and do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use.
A 10% difference in our inventory reserves as of August 29, 2009, would have affected net income by approximately $3 million in fiscal 2009.

Vendor allowances
AutoZone receives various payments and allowances from its vendors through a variety of programs and arrangements, including allowances for warranties, advertising and general promotion of vendor products. Vendor allowances are treated as a reduction of inventory, unless they are provided as a reimbursement of specific, incremental, identifiable costs incurred by the Company in selling the vendor’s products. Approximately 90% of the vendor funds received are recorded as a reduction of the cost of inventories and recognized as a reduction to cost of sales as these inventories are sold.
Based on our vendor agreements, a significant portion of vendor funding we receive is based on our inventory purchases. Therefore, we record receivables for funding not yet received as we purchase inventory. During the year, we regularly review the receivables from vendors to ensure vendors are able to meet their obligations. We have not recorded a reserve against these receivables as we have legal right of offset with our vendors for payments owed them. Historically, we have had minimal write-offs (less than $100 thousand in any of the last three years) and these write-offs were due to severed relationships.
Self-Insurance
We retain a significant portion of the risks associated with workers’ compensation, vehicle, employee health, general and products liability and property losses; and we obtain third party insurance to limit the exposure related to certain of these risks. Our self-insurance reserve estimates totaled $158 million, $145 million, and $133 million as of the end of fiscal years 2009, 2008, and 2007, respectively. These increases are primarily reflective of our growing operations, including inflation and increases in vehicles and the number of hours worked.
The assumptions made by management in estimating our self-insurance reserves include consideration of historical cost experience, judgments about the present and expected levels of cost per claim and retention levels. We utilize various methods, including analyses of historical trends and actuarial methods, to estimate the cost to settle reported claims, and claims incurred, but not yet reported. The actuarial methods develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. When estimating these liabilities, we consider factors, such as the severity, duration and frequency of claims, legal costs associated with claims, healthcare trends, and projected inflation of related factors. In recent history, we have experienced improvements in frequency and duration of claims; however, medical and wage inflation have partially offset these trends. Throughout this time, our methods for determining our exposure have remained consistent, and these trends have been appropriately factored into our reserve estimates.
Management believes that the various assumptions developed and actuarial methods used to determine our self- insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management, and as a result these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents and the incidence of illness, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be overstated or understated. For instance, a 10% change in our self-insurance liability would have affected net income by approximately $10 million for fiscal 2009.
As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly. In recent years, we have experienced favorable claims development, particularly related to workers compensation, and have adjusted our estimates accordingly. We attribute this success to programs, such as return to work and projects aimed at accelerating claims closure. The programs have matured and proven to be successful and are therefore considered in our current and future assumptions regarding claims costs.
Our liabilities for workers compensation, certain general and product liability, property and vehicle claims do not have scheduled maturities; however, the timing of future payments is predictable based on historical patterns and is relied upon in determining the current portion of these liabilities. Accordingly, we reflect the net present value of these obligations in our balance sheet using the risk-free interest rate as of the balance sheet date. If the discount rate used to calculate present value of these reserves changed by 50 basis points, net income would have changed approximately $2 million at August 29, 2009. Our liability for health benefits is classified as current, as the historical average duration of claims is approximately six weeks.

Income Taxes
Our income tax returns are audited by state, federal and foreign tax authorities, and we are typically engaged in various tax examinations at any given time. Tax contingencies often arise due to uncertainty or differing interpretations of the application of tax rules throughout the various jurisdictions in which we operate. The contingencies are influenced by items such as tax audits, changes in tax laws, litigation, appeals and experience with previous similar tax positions. We regularly review our tax reserves for these items and assess the adequacy of the amount we have recorded. As of August 29, 2009, we had approximately $56.6 million reserved for uncertain tax positions.
We evaluate potential exposures associated with our various tax filings in accordance with FIN 48 by estimating a liability for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.
We believe our estimates to be reasonable and have not experienced material adjustments to our reserves in the previous three years; however, actual results could differ from our estimates and we may be exposed to gains or losses that could be material. Specifically, management has used judgment and made assumptions to estimate the likely outcome of certain tax positions. Additionally, to the extent we prevail in matters for which a liability has been established, or must pay in excess of recognized reserves, our effective tax rate in any particular period could be materially affected.
Pension Obligation
Prior to January 1, 2003, substantially all full-time employees were covered by a defined benefit pension plan. The benefits under the plan were based on years of service and the employee’s highest consecutive five-year average compensation. On January 1, 2003, the plan was frozen. Accordingly, pension plan participants will earn no new benefits under the plan formula and no new participants will join the pension plan. On January 1, 2003, the Company’s supplemental defined benefit pension plan for certain highly compensated employees was also frozen. Accordingly, plan participants will earn no new benefits under the plan formula and no new participants will join the pension plan. As the plan benefits are frozen, the annual pension expense and recorded liabilities are not impacted by increases in future compensation levels, but are impacted by the use of two key assumptions in the calculation of these balances:
i. Expected long-term rate of return on plan assets: As described more fully in “Note K — Pension and Savings Plans”, we have assumed an 8% long-term rate of return on our plan assets. This estimate is a judgmental matter in which management considers the composition of our asset portfolio, our historical long-term investment performance and current market conditions. We review the expected long-term rate of return on an annual basis, and revise it accordingly. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our long-term strategy to manage pension cost and reduce volatility in our assets. At August 29, 2009, our plan assets totaled $115 million in our qualified plan. We have no assets in our nonqualified plan. A 50 basis point change in our expected long term rate of return would impact annual pension expense/income by approximately $570 thousand for the qualified plan.
ii. Discount rate used to determine benefit obligations: This rate is highly sensitive and is adjusted annually based on the interest rate for long-term high-quality corporate bonds as of the measurement date using yields for maturities that are in line with the duration of our pension liabilities. This same discount rate is also used to determine pension expense for the following plan year. For fiscal 2009, we assumed a discount rate of 6.24%. A decrease in the discount rate increases pension expense. A 50 basis point change in the discount rate at August 29, 2009 would impact annual pension expense/income by approximately $1.9 million for the qualified plan and $30 thousand for the nonqualified plan.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
AutoZone is exposed to market risk from, among other things, changes in interest rates, foreign exchange rates and fuel prices. From time to time, we use various financial instruments to reduce interest rate and fuel price risks. To date, based upon our current level of foreign operations, no derivative instruments have been utilized to reduce foreign exchange rate risk. All of our hedging activities are governed by guidelines that are authorized by our Board of Directors. Further, we do not buy or sell financial instruments for trading purposes.
Interest Rate Risk
AutoZone’s financial market risk results primarily from changes in interest rates. At times, we reduce our exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts, treasury lock agreements and forward-starting interest rate swaps.
AutoZone has historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. We reflect the current fair value of all interest rate hedge instruments in our consolidated balance sheets as a component of other assets or liabilities. All of the Company’s interest rate hedge instruments are designated as cash flow hedges. We had an outstanding interest rate swap with a negative fair value of $4.3 million at August 30, 2008, to effectively fix the interest rate on the $300 million term loan entered into during December 2004. During the current fiscal year, we prepaid the term loan and terminated the interest rate swap; as a result, at August 29, 2009, we had no outstanding interest rate swaps.
Unrealized gains and losses on interest rate hedges are deferred in stockholders’ equity as a component of other comprehensive income or loss. These deferred gains and losses are recognized in income as a decrease or increase to interest expense in the period in which the related cash flows being hedged are recognized in expense. However, to the extent that the change in value of an interest rate hedge instrument does not perfectly offset the change in the value of the cash flow being hedged, that ineffective portion is immediately recognized in income. For further discussion, see “Note G-Derivative Financial Instruments”.
The fair value of our debt was estimated at $2.853 billion as of August 29, 2009, and $2.235 billion as of August 30, 2008, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt having the same remaining maturities. Such fair value is greater than the carrying value of debt by $126.5 million at August 29, 2009, and less than the carrying value of debt by $15.0 million at August 30, 2008. We had $277.6 million of variable rate debt outstanding at August 29, 2009, and considering the effect of the interest rate swap designated and effective as a cash flow hedge, no variable rate debt outstanding at August 30, 2008. In fiscal 2009, at this borrowing level for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable impact on our pre-tax earnings and cash flows of $2.8 million, which includes the effects of the interest rate swap. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $2.449 billion at August 29, 2009, and considering the effect of the interest rate swap designated and effective as a cash flow hedge, $2.250 billion at August 30, 2008. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $105.9 million at August 29, 2009, and $90.7 million at August 30, 2008.
Fuel Price Risk
Fuel swap contracts that we utilize have not previously been designated as hedging instruments under the provisions of SFAS 133 and thus do not qualify for hedge accounting treatment, although the instruments were executed to economically hedge a portion of our diesel and unleaded fuel exposure. In fiscal year 2009, we entered into fuel swaps to economically hedge a portion of our unleaded fuel exposure. We did not enter into any fuel swap contracts during the 2008 fiscal year and during fiscal year 2007, we entered into fuel swaps to economically hedge a portion of our unleaded and diesel fuel exposures. As of August 29, 2009, we had an outstanding liability of less than one hundred thousand dollars associated with our unleaded fuel swap and no outstanding fuel swap contracts at August 25, 2007. The swaps during fiscal years 2009 and 2007 had no significant impact on our results of operations in either year.

Foreign Currency Risk
Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material.
The Company’s primary foreign currency exposure arises from Mexican peso-denominated revenues and profits and their translation into U.S. dollars. The Company generally views as long-term its investments in the Mexican subsidiaries, which have the Mexican peso as the functional currency. As a result, the Company generally does not hedge these net investments. The net investment in Mexican subsidiaries translated into U.S. dollars using the year-end exchange rates was $215.4 million at August 29, 2009 and $160.8 million at August, 30, 2008. The potential loss in value of the Company’s net investment in Mexican subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at August 29, 2009 and August, 30, 2008 amounted to $19.6 million and $14.6 million, respectively. This change would be reflected in the foreign currency translation component of accumulated other comprehensive income (loss) in the equity section of the Company’s Consolidated Balance Sheets, unless the Mexican subsidiaries are sold or otherwise disposed.
During 2009, exchange rates with respect to the Mexican peso decreased by approximately 30% with respect to the U.S. dollar. The resulting foreign currency translation losses are recorded as a component of accumulated other comprehensive income (loss).

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
Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of August 29, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of August 29, 2009.
Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Ernst & Young has issued its report concurring with management’s assessment, which is included in this Annual Report.
Certifications
Compliance with NYSE Corporate Governance Listing Standards
On January 5, 2009, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.
Rule 13a-14(a) Certifications of Principal Executive Officer and Principal Financial Officer
The Company has filed, as exhibits to its Annual Report on Form 10-K for the fiscal year ended August 29, 2009, the certifications of its Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of AutoZone, Inc.
We have audited AutoZone, Inc.’s internal control over financial reporting as of August 29, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AutoZone, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, AutoZone, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 29, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AutoZone, Inc. as of August 29, 2009 and August 30, 2008 and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended August 29, 2009 of AutoZone, Inc. and our report dated October 26, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Memphis, Tennessee
October 26, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of AutoZone, Inc.
We have audited the accompanying consolidated balance sheets of AutoZone, Inc. as of August 29, 2009 and August 30, 2008 and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended August 29, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoZone, Inc. as of August 29, 2009 and August 30, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 29, 2009, in conformity with U.S. generally accepted accounting principles.
As discussed in Note D to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109,” effective August 26, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AutoZone, Inc.’s internal control over financial reporting as of August 29, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 26, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Memphis, Tennessee
October 26, 2009

Consolidated Statements of Income

	Year Ended
	August 29,	August 30,	August 25,
	2009	2008	2007
(in thousands, except per share data)	(52 Weeks)	(53 Weeks)	(52 Weeks)

Net sales	$6,816,824	$6,522,706	$6,169,804
Cost of sales, including warehouse and delivery expenses	3,400,375	3,254,645	3,105,554

Gross profit	3,416,449	3,268,061	3,064,250
Operating, selling, general and administrative expenses	2,240,387	2,143,927	2,008,984

Operating profit	1,176,062	1,124,134	1,055,266
Interest expense, net	142,316	116,745	119,116

Income before income taxes	1,033,746	1,007,389	936,150
Income taxes	376,697	365,783	340,478

Net income	$657,049	$641,606	$595,672

Weighted average shares for basic earnings per share	55,282	63,295	69,101
Effect of dilutive stock equivalents	710	580	743

Adjusted weighted average shares for diluted earnings per share	55,992	63,875	69,844

Basic earnings per share	$11.89	$10.14	$8.62

Diluted earnings per share	$11.73	$10.04	$8.53

Consolidated Balance Sheets

	August 29,	August 30,
(in thousands, except per share data)	2009	2008

Assets
Current assets:
Cash and cash equivalents	$92,706	$242,461
Accounts receivable	126,514	71,241
Merchandise inventories	2,207,497	2,150,109
Other current assets	135,013	122,490

Total current assets	2,561,730	2,586,301
Property and equipment:
Land	656,516	643,699
Buildings and improvements	1,900,610	1,814,668
Equipment	887,521	850,679
Leasehold improvements	219,606	202,098
Construction in progress	145,161	128,133

	3,809,414	3,639,277
Less: Accumulated depreciation and amortization	1,455,057	1,349,621

	2,354,357	2,289,656

Goodwill, net of accumulated amortization	302,645	302,645
Deferred income taxes	59,067	38,283
Other long-term assets	40,606	40,227

	402,318	381,155

	$5,318,405	$5,257,112

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,118,746	$2,043,271
Accrued expenses and other	381,271	327,664
Income taxes payable	35,145	11,582
Deferred income taxes	171,590	136,803

Total current liabilities	2,706,752	2,519,320
Long-term debt	2,726,900	2,250,000
Other liabilities	317,827	258,105

Commitments and Contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 57,881 shares issued and 50,801 shares outstanding in 2009 and 63,600 shares issued and 59,608 shares outstanding in 2008	579	636
Additional paid-in capital	549,326	537,005
Retained earnings	136,935	206,099
Accumulated other comprehensive loss	(92,035)	(4,135)
Treasury stock, at cost	(1,027,879)	(509,918)

Total stockholders’ equity (deficit)	(433,074)	229,687

	$5,318,405	$5,257,112

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended
	August 29,	August 30,	August 25,
	2009	2008	2007
(in thousands)	(52 Weeks)	(53 Weeks)	(52 Weeks)

Cash flows from operating activities:
Net income	$657,049	$641,606	$595,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	180,433	169,509	159,411
Amortization of debt origination fees	3,644	1,837	1,719
Income tax benefit from exercise of stock options	(8,407)	(10,142)	(16,523)
Deferred income taxes	46,318	67,474	24,844
Share-based compensation expense	19,135	18,388	18,462
Changes in operating assets and liabilities:
Accounts receivable	(56,823)	(11,145)	20,487
Merchandise inventories	(76,337)	(137,841)	(160,780)
Accounts payable and accrued expenses	137,158	175,733	186,228
Income taxes payable	32,264	(3,861)	17,587
Other, net	(10,626)	9,542	(1,913)

Net cash provided by operating activities	923,808	921,100	845,194

Cash flows from investing activities:
Capital expenditures	(272,247)	(243,594)	(224,474)
Purchase of marketable securities	(48,444)	(54,282)	(94,615)
Proceeds from sale of investments	46,306	50,712	86,921
Disposal of capital assets	10,663	4,014	3,453

Net cash used in investing activities	(263,722)	(243,150)	(228,715)

Cash flows from financing activities:
Net (repayments of) proceeds from commercial paper	277,600	(206,700)	84,300
Proceeds from issuance of debt	500,000	750,000	—
Repayment of debt	(300,700)	(229,827)	(5,839)
Net proceeds from sale of common stock	39,855	27,065	58,952
Purchase of treasury stock	(1,300,002)	(849,196)	(761,887)
Income tax benefit from exercise of stock options	8,407	10,142	16,523
Payments of capital lease obligations	(17,040)	(15,880)	(11,360)
Other	(15,016)	(8,286)	(2,072)

Net cash used in financing activities	(806,896)	(522,682)	(621,383)

Effect of exchange rate changes on cash	(2,945)	539	—

Net increase (decrease) in cash and cash equivalents	(149,755)	155,807	(4,904)
Cash and cash equivalents at beginning of year	242,461	86,654	91,558

Cash and cash equivalents at end of year	$92,706	$242,461	$86,654

Supplemental cash flow information:
Interest paid, net of interest cost capitalized	$132,905	$107,477	$116,580

Income taxes paid	$299,021	$313,875	$299,566

Assets acquired through capital lease	$16,880	$61,572	$69,325

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (Deficit)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Earnings	Loss	Stock	Total
Balance at August 26, 2006	77,240	$772	$500,880	$559,208	$(15,500)	$(575,832)	$469,528
Net income				595,672			595,672
Minimum pension liability, net of taxes of $9,176					14,218		14,218
Foreign currency translation adjustment					(3,240)		(3,240)
Unrealized gain adjustment on marketable securities, net of taxes of $56					104		104
Net losses on outstanding derivatives, net of taxes of ($1,627)					(2,813)		(2,813)
Reclassification of net gains on derivatives into earnings					(612)		(612)

Comprehensive income							603,329
Cumulative effect of adopting SFAS 158, net of taxes of ($1,089)					(1,707)		(1,707)
Purchase of 6,032 shares of treasury stock						(761,887)	(761,887)
Retirement of treasury stock	(6,900)	(68)	(49,404)	(608,831)		658,303	—
Sale of common stock under stock option and stock purchase plans	910	9	58,943				58,952
Share-based compensation expense			18,462				18,462
Income tax benefit from exercise of stock options			16,523				16,523

Balance at August 25, 2007	71,250	713	545,404	546,049	(9,550)	(679,416)	403,200

Net income				641,606			641,606
Pension liability adjustments, net of taxes of ($1,145)					(1,817)		(1,817)
Foreign currency translation Adjustment					13,965		13,965
Unrealized gain adjustment on marketable securities, net of taxes of $142					263		263
Net losses on outstanding derivatives, net of taxes of ($3,715)					(6,398)		(6,398)
Reclassification of net gains on derivatives into earnings					(598)		(598)

Comprehensive income							647,021
Cumulative effect of adopting FIN 48				(26,933)			(26,933)
Purchase of 6,802 shares of treasury stock						(849,196)	(849,196)
Retirement of treasury stock	(8,100)	(81)	(63,990)	(954,623)		1,018,694	—
Sale of common stock under stock option and stock purchase plans	450	4	27,061				27,065
Share-based compensation expense			18,388				18,388
Income tax benefit from exercise of stock options			10,142				10,142

Balance at August 30, 2008	63,600	636	537,005	206,099	(4,135)	(509,918)	229,687

Net income				657,049			657,049
Pension liability adjustments, net of taxes of ($29,481)					(46,956)		(46,956)
Foreign currency translation adjustment					(43,655)		(43,655)
Unrealized gain adjustment on marketable securities net of taxes of $306					568		568
Reclassification of net loss on termination of swap into earnings, net of taxes of $1,601					2,744		2,744
Reclassification of net gain on derivatives into earnings					(612)		(612)

Comprehensive income							569,138
Cumulative effect of adopting SFAS 158 measurement date, net of taxes of $198				300	11		311
Purchase of 9,313 shares of treasury stock						(1,300,002)	(1,300,002)
Issuance of 3 shares of common stock						395	395
Retirement of treasury shares	(6,223)	(62)	(55,071)	(726,513)		781,646	—
Sale of common stock under stock option and stock purchase plans	504	5	39,850				39,855
Share-based compensation expense			19,135				19,135
Income tax benefit from exercise of stock options			8,407				8,407

Balance at August 29, 2009	57,881	$579	$549,326	$136,935	$(92,035)	$(1,027,879)	$(433,074)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note A — Significant Accounting Policies
Business: AutoZone, Inc. and its wholly owned subsidiaries (“AutoZone” or the “Company”) is principally a retailer and distributor of automotive parts and accessories. At the end of fiscal 2009, the Company operated 4,229 domestic stores in the United States and Puerto Rico, and 188 stores in Mexico. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. In 2,303 of the stores at the end of fiscal 2009, the Company has a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations, and public sector accounts. The Company also sells the ALLDATA brand automotive diagnostic and repair software through www.alldata.com. Additionally, the Company sells automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and as part of our commercial sales program, through www.autozonepro.com.
Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks ending on the last Saturday in August. Accordingly, fiscal 2009 represented 52 weeks ended on August 29, 2009. Fiscal 2008 represented 53 weeks ended on August 30, 2008, and fiscal 2007 represented 52 weeks ended on August 25, 2007.
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
Cash Equivalents: Cash equivalents consist of investments with original maturities of 90 days or less at the date of purchase. Cash equivalents include proceeds due from credit and debit card transactions with settlement terms of less than 5 days. Credit and debit card receivables included within cash equivalents were $24.3 million at August 29, 2009 and $22.7 million at August 30, 2008.
Marketable Securities: The Company invests a portion of its assets held by the Company’s wholly owned insurance captive in marketable debt securities and classifies them as available-for-sale. The Company includes these securities within the other current assets caption and records the amounts at fair market value, which is determined using quoted market prices at the end of the reporting period. Unrealized gains and losses on these marketable securities are recorded in accumulated other comprehensive income, net of tax. The Company’s basis for determining the cost of a security sold is the “Specific Identification Method.”
The Company’s available-for-sale financial instruments consisted of the following:

	Amortized	Gross	Gross	Fair
	Cost	Unrealized	Unrealized	Market
(in thousands)	Basis	Gains	Losses	Value

August 29, 2009	$68,862	$1,510	$(334)	$70,038

August 30, 2008	$58,517	$457	$(171)	$58,803

The debt securities held at August 29, 2009, had effective maturities ranging from less than one year to approximately 3 years and consisted primarily of high grade Corporate and Government fixed income securities. The Company did not realize any material gains or losses on its marketable securities during fiscal 2009.
The Company holds three securities that are in an unrealized loss position of approximately $300 thousand at August 29, 2009. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and our intent and ability to hold the investments until maturity or until recovery of fair value.

Accounts Receivable: Accounts receivable consists of receivables from commercial customers and vendors, and are presented net of an allowance for uncollectible accounts. AutoZone routinely grants credit to certain of its commercial customers. The risk of credit loss in its trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms and sales to a large number of customers, as well as the low revenue per transaction for most of its sales. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable. Historically, credit losses have been within management’s expectations and the allowances for uncollectible accounts were $2.5 million at August 29, 2009, and $16.3 million at August 30, 2008. The decrease in the allowance during fiscal 2009 was due to the write off against the allowance of $14.9 million of receivables that were over 2 years old and previously reserved.
Historically, certain receivables were sold to a third party at a discount for cash with limited recourse. At August 30, 2008, the Company had $55.4 million outstanding under this program. During the second quarter of fiscal 2009, AutoZone terminated its agreement to sell receivables to a third party. There were no amounts outstanding under this program as of August 29, 2009.
Merchandise Inventories: Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method for domestic inventories and the first-in, first out (FIFO) for Mexico inventories. Included in inventory are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on our merchandise purchases, was $223.0 million at August 29, 2009, and $225.4 million at August 30, 2008.
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
Impairment of Long-Lived Assets: The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and exceeds its fair value. When such an event occurs, the Company compares the sum of the undiscounted expected future cash flows of the asset (asset group) with the carrying amounts of the asset. If the undiscounted expected future cash flows are less than the carrying value of the assets, the Company measures the amount of impairment loss as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were recorded in the three years ended August 29, 2009.
Goodwill: The cost in excess of fair value of identifiable net assets of businesses acquired is recorded as goodwill. Goodwill has not been amortized since fiscal 2001, but an analysis is performed at least annually to compare the fair value of the reporting unit to the carrying amount to determine if any impairment exists. The Company performs its annual impairment assessment in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. No impairment losses were recorded in the three years ended August 29, 2009. Goodwill was $302.6 million, net of accumulated amortization of $51.2 million, as of August 29, 2009, and August 30, 2008.
Derivative Instruments and Hedging Activities: AutoZone is exposed to market risk from, among other things, changes in interest rates, foreign exchange rates and fuel prices. From time to time, the Company uses various financial instruments to reduce such risks. To date, based upon the Company’s current level of foreign operations, no derivative instruments have been utilized to reduce foreign exchange rate risk. All of the Company’s hedging activities are governed by guidelines that are authorized by AutoZone’s Board of Directors. Further, the Company does not buy or sell financial instruments for trading purposes.

AutoZone’s financial market risk results primarily from changes in interest rates. At times, AutoZone reduces its exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts, treasury lock agreements and forward-starting interest rate swaps. All of the Company’s interest rate hedge instruments are designated as cash flow hedges. Refer to “Note G — Derivative Financial Instruments” for additional disclosures regarding the Company’s derivative instruments and hedging activities. Cash flows related to these instruments designated as qualifying hedges are reflected in the accompanying consolidated statements of cash flows in the same categories as the cash flows from the items being hedged. Accordingly, cash flows relating to the settlement of interest rate derivatives hedging the forecasted issuance of debt have been reflected upon settlement as a component of financing cash flows. The resulting gain or loss from such settlement is deferred to other comprehensive loss and reclassified to interest expense over the term of the underlying debt. This reclassification of the deferred gains and losses impacts the interest expense recognized on the underlying debt that was hedged and is therefore reflected as a component of operating cash flows in periods subsequent to settlement. The periodic settlement of interest rate derivatives hedging outstanding variable rate debt is recorded as an adjustment to interest expense and is therefore reflected as a component of operating cash flows.
Foreign Currency: The Company accounts for its Mexican operations using the Mexican peso as the functional currency and converts its financial statements from Mexican pesos to U.S. dollars. The cumulative loss on currency translation is recorded as a component of accumulated other comprehensive loss and approximated $45.5 million at August 29, 2009, and $1.8 million at August 30, 2008.
Self-Insurance Reserves: The Company retains a significant portion of the risks associated with workers’ compensation, employee health, general, products liability, property and vehicle insurance. Through various methods, which include analyses of historical trends and utilization of actuaries, the Company estimates the costs of these risks. The costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. Estimates are based on calculations that consider historical lag and claim development factors. The long-term portions of these liabilities are recorded at our estimate of their net present value.
Deferred Rent: The Company recognizes rent expense on a straight-line basis over the course of the lease term, which includes any reasonably assured renewal periods, beginning on the date the Company takes physical possession of the property (see “Note L — Leases”). Differences between this calculated expense and cash payments are recorded as a liability in accrued expenses and other liabilities on the accompanying balance sheet. This deferred rent approximated $59.2 million as of August 29, 2009, and $51.0 million as of August 30, 2008.
Financial Instruments: The Company has financial instruments, including cash and cash equivalents, accounts receivable, other current assets and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short maturities. A discussion of the carrying values and fair values of the Company’s debt is included in “Note H — Financing,” marketable securities is included in “Note A — Marketable Securities,” and derivatives is included in “Note G — Derivative Financial Instruments.”
Income Taxes: The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our effective tax rate is based on income by tax jurisdiction, statutory rates, and tax saving initiatives available to us in the various jurisdictions in which we operate.
The Company recognizes liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company must determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.

The Company classifies interest related to income tax liabilities as income tax expense, and if applicable, penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are due within one year of the balance sheet date are presented as current liabilities. The remaining portion of the income tax liabilities and accrued interest and penalties are presented as noncurrent liabilities because payment of cash is not anticipated within one year of the balance sheet date. These noncurrent income tax liabilities are recorded in the caption “Other liabilities” in the consolidated balance sheets.
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
Vendor Allowances and Advertising Costs: The Company receives various payments and allowances from its vendors through a variety of programs and arrangements. Monies received from vendors include rebates, allowances and promotional funds. The amounts to be received are subject to the terms of the vendor agreements, which generally do not state an expiration date, but are subject to ongoing negotiations that may be impacted in the future based on changes in market conditions, vendor marketing strategies and changes in the profitability or sell-through of the related merchandise.
Rebates and other miscellaneous incentives are earned based on purchases or product sales and are accrued ratably over the purchase or sale of the related product. These monies are recorded as a reduction of inventories and are recognized as a reduction to cost of sales as the related inventories are sold.
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
The Company expenses advertising costs as incurred. Advertising expense, net of vendor promotional funds, was $72.1 million in fiscal 2009, $86.2 million in fiscal 2008, and $85.9 million in fiscal 2007. Vendor promotional funds, which reduced advertising expense, amounted to $9.7 million in fiscal 2009, $2.9 million in fiscal 2008, and zero in fiscal 2007.
Cost of Sales and Operating, Selling, General and Administrative Expenses: The following illustrates the primary costs classified in each major expense category:
Cost of Sales
•	Total cost of merchandise sold, including:
•	Freight expenses associated with moving merchandise inventories from the Company’s vendors to the distribution centers and to the retail stores
•	Vendor allowances that are not reimbursements for specific, incremental and identifiable costs
•	Cost associated with operating the Company’s supply chain, including payroll and benefit costs, warehouse occupancy costs, transportation costs and depreciation
•	Inventory shrinkage

Operating, Selling, General and Administrative Expenses
•	Payroll and benefit costs for store and store support employees;

•	Occupancy costs of retail and store support facilities;

•	Depreciation related to retail and store support assets;

•	Transportation costs associated with commercial deliveries;

•	Advertising;

•	Self insurance costs; and

•	Other administrative costs, such as credit card transaction fees, supplies, and travel and lodging
Warranty Costs: The Company or the vendors supplying its products provides its customers limited warranties on certain products that range from 30 days to lifetime. In most cases, the Company’s vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate. These obligations, which are often funded by vendor allowances, are recorded as a component of accrued expenses. For vendor allowances that are in excess of the related estimated warranty expense for the vendor’s products, the excess is recorded in inventory and recognized as a reduction to cost of sales as the related inventory is sold.
Shipping and Handling Costs: The Company does not generally charge customers separately for shipping and handling. Substantially all the cost the Company incurs to ship products to our stores is included in cost of sales.
Pre-opening Expenses: Pre-opening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.
Earnings Per Share: Basic earnings per share is based on the weighted average outstanding common shares. Diluted earnings per share is based on the weighted average outstanding shares adjusted for the effect of common stock equivalents, which are primarily stock options. Stock options that were not included in the diluted computation because they would have been anti-dilutive were approximately 30,000 shares at August 29, 2009, 31,000 shares at August 30, 2008, and 8,000 shares at August 25, 2007.
Share-Based Payments: Share-based payments include stock option grants and certain other transactions under the Company’s stock plans. The Company recognizes compensation expense for its share-based payments based on the fair value of the awards. See “Note B — Share-Based Payments” for further discussion.
Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively postretirement benefit plans) to: recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures.
On August 25, 2007, the Company adopted the recognition and disclosure provisions and on August 31, 2008, the company adopted the measurement date provisions. The adoption of these provisions had no material effect on the consolidated financial statements. Refer to “Note K-Pension and Savings Plans” for further description of these adoptions.
On August 31, 2008, the Company adopted, FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. There is a one-year deferral of the adoption of this standard as it relates to nonfinancial assets and liabilities. The adoption of this statement did not have a material impact on the consolidated financial statements.
In December 2007, the FASB issued FASB Statement 141R, “Business Combinations,” (“SFAS 141R”). This standard significantly changes the accounting for and reporting of business combinations in consolidated financial statements. Among other things, SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed at the acquisition date and requires the expensing of most transaction and restructuring costs. The standard is effective for the Company beginning August 30, 2009, and is applicable only to transactions occurring after the effective date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133,” (“SFAS 161”). SFAS 161 amends SFAS No. 133 to improve the disclosure requirements for derivative instruments and hedging activities by providing enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161 did not have a material impact on the Company’s financial statements.
In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP 107-1”) and Accounting Principles Board Opinion No. 28-1 (“APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments,” amending the disclosure requirements in SFAS 107 and APB Opinion 28. FSP 107-1 and APB 28-1 require disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods. These disclosures will be required commencing with the Company’s fiscal quarter beginning August 30, 2009.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS 165 on August 29, 2009, and it had no impact on the Company’s consolidated financial statements. Management has evaluated subsequent events through the date these financial statements were issued.
In June 2009, the FASB voted to approve the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Codification will be effective for the Company commencing with the Company’s fiscal quarter beginning August 30, 2009. The FASB Codification does not change U.S. generally accepted accounting principles, but combines all authoritative standards such as those issued by the FASB, the American Institute of Certified Public Accountants and the Emerging Issues Task Force into a comprehensive, topically organized online database.
Note B — Share-Based Payments
Total share-based expense (a component of operating, selling, general and administrative expenses) was $19.1 million related to stock options and share purchase plans for fiscal 2009, $18.4 million for fiscal 2008, and $18.5 million for fiscal 2007. Tax deductions in excess of recognized compensation cost are classified as a financing cash inflow.

AutoZone grants options to purchase common stock to certain of its employees and directors under various plans at prices equal to the market value of the stock on the date of grant. Options have a term of 10 years or 10 years and one day from grant date. Director options generally vest three years from grant date. Employee options generally vest in equal annual installments on the first, second, third and fourth anniversaries of the grant date. Employees and directors generally have 30 days after the service relationship ends, or one year after death, to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted and the compensation expense recorded as well as a summary of the methodology applied to develop each assumption are as follows:

	Year Ended
	August 29,	August 30,	August 25,
	2009	2008	2007

Expected price volatility	28%	24%	26%
Risk-free interest rates	2.4%	4.1%	4.6%
Weighted average expected lives in years	4.1	4.0	3.9
Forfeiture rate	10%	10%	10%
Dividend yield	0%	0%	0%
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
Forfeiture Rate — This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. This estimate is based on historical experience at the time of valuation and reduces expense ratably over the vesting period. An increase in the forfeiture rate will decrease compensation expense. This estimate is evaluated periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.
Dividend Yield — The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.
The weighted average grant date fair value of options granted was $34.06 during fiscal 2009, $30.28 during fiscal 2008, and $29.04 during fiscal 2007. The intrinsic value of options exercised was $29 million in fiscal 2009, $29 million in fiscal 2008, and $47 million in fiscal 2007. The total fair value of options vested was $16 million in fiscal 2009, $18 million in fiscal 2008 and $12 million in fiscal 2007.
The Company generally issues new shares when options are exercised. The following table summarizes information about stock option activity for the year ended August 29, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding August 30, 2008	3,101,237	$89.42

Granted	594,442	131.23
Exercised	(503,839)	80.62
Canceled	(96,488)	94.19

Outstanding August 29, 2009	3,095,352	98.73	6.44	153,925

Exercisable	1,622,300	82.32	4.92	107,285

Expected to Vest	1,325,747	116.81	8.11	41,947

Available for future grants	3,666,029

Under the AutoZone, Inc. 2003 Director Compensation Plan, a non-employee director may receive no more than one-half of their director fees immediately in cash, and the remainder of the fees must be taken in common stock. The director may elect to receive up to 100% of the fees in stock or defer all or part of the fees in units (“Director Units”) with value equivalent to the value of shares of common stock as of the grant date. At August 29, 2009, the Company has $2.6 million accrued related to 17,506 director units issued under the current and prior plans with 78,943 shares of common stock reserved for future issuance under the current plan.
Under the AutoZone, Inc. 2003 Director Stock Option Plan (the “Director Stock Option Plan”), each non-employee director receives an option grant on January 1 of each year, and each new non-employee director receives an option to purchase 3,000 shares upon election to the Board of Directors, plus a portion of the annual directors’ option grant prorated for the portion of the year actually served in office. Under the Director Compensation Program, each non-employee director may choose between two pay options, and the number of stock options a director receives under the Director Stock Option Plan depends on which pay option the director chooses. Directors who elect to be paid only the Base Retainer will receive, on January 1 during their first two years of services as a director, an option to purchase 3,000 shares of AutoZone common stock. After the first two years, such directors will receive, on January 1 of each year, an option to purchase 1,500 shares of common stock, and each such director who owns common stock or Director Units worth at least five times the Base Retainer will receive an additional option to purchase 1,500 shares. Directors electing to be paid a Supplemental Retainer in addition to the Base Retainer will receive, on January 1 during their first two years of service as a director, an option to purchase 2,000 shares of AutoZone common stock. After the first two years, such directors will receive an option to purchase 500 shares of common stock, and each such director who owns common stock or Stock Units worth at least five times the Base Retainer will receive an additional option to purchase 1,500 shares. These stock option grants are made at the fair market value as of the grant date. At August 29, 2009, there are 114,516 outstanding options with 232,984 shares of common stock reserved for future issuance under this plan.
The Company recognized $0.9 million in expense related to the discount on the selling of shares to employees and executives under various share purchase plans in fiscal 2009, $0.7 million in fiscal 2008 and $1.1 million in fiscal 2007. The employee stock purchase plan, which is qualified under Section 423 of the Internal Revenue Code, permits all eligible employees to purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the plan, 29,147 shares were sold to employees in fiscal 2009, 36,147 shares were sold to employees in fiscal 2008, and 39,139 shares were sold to employees in fiscal 2007. The Company repurchased 37,190 shares at fair value in fiscal 2009, 39,235 shares at fair value in fiscal 2008, and 65,152 shares at fair value in fiscal 2007 from employees electing to sell their stock. Issuances of shares under the employee stock purchase plans are netted against repurchases and such repurchases are not included in share repurchases disclosed in “Note J — Stock Repurchase Program.” At August 29, 2009, 320,603 shares of common stock were reserved for future issuance under this plan. Once executives have reached the maximum under the employee stock purchase plan, the Amended and Restated Executive Stock Purchase Plan permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases under this plan were 1,705 shares in fiscal 2009, 1,793 shares in fiscal 2008, and 1,257 shares in fiscal 2007. At August 29, 2009, 259,539 shares of common stock were reserved for future issuance under this plan.
Note C — Accrued Expenses and Other
Accrued expenses consisted of the following:

	August 29,	August 30,
(in thousands)	2009	2008

Medical and casualty insurance claims (current portion)	$65,024	$55,270
Accrued compensation, related payroll taxes and benefits	121,192	98,054
Property, sales, and other taxes	92,065	87,174
Accrued interest	32,448	26,375
Accrued gift cards	16,337	11,659
Accrued sales and warranty returns	12,432	9,983
Capital lease obligations	16,735	15,917
Other	25,038	23,233

	$381,271	$327,664

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

Note D — Income Taxes
The provision for income tax expense consisted of the following:

	Year Ended
	August 29,	August 30,	August 25,
(in thousands)	2009	2008	2007

Current:
Federal	$303,929	$285,516	$292,166
State	26,450	20,516	23,468

	330,379	306,032	315,634

Deferred:
Federal	46,809	51,997	22,878
State	(491)	7,754	1,966

	46,318	59,751	24,844

Total provision for income taxes	$376,697	$365,783	$340,478

A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate of 35% to income before income taxes is as follows:

	Year Ended
	August 29,	August 30,	August 25,
	2009	2008	2007

Federal tax at statutory U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net	1.6%	1.8%	1.8%
Other	(0.2%)	(0.5%)	(0.4%)

Effective tax rate	36.4%	36.3%	36.4%

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	August 29,	August 30,
(in thousands)	2009	2008

Deferred tax assets:
Domestic net operating loss and credit carryforwards	$23,119	$20,259
Foreign net operating loss and credit carryforwards	1,369	4,857
Insurance reserves	14,769	7,933
Accrued benefits	32,976	27,991
Pension	26,273	—
Other	35,836	39,204

Total deferred tax assets	134,342	100,244
Less valuation allowances	(7,116)	(7,551)

Net deferred tax assets	127,226	92,693

Deferred tax liabilities:
Property and equipment	36,472	24,186
Inventory	192,715	149,318
Pension	—	1,620
Prepaid expenses	11,517	13,658
Other	3,323	2,431

Deferred tax liabilities	244,027	191,213

Net deferred tax liabilities	$(116,801)	$(98,520)

Deferred taxes are not provided for temporary differences of approximately $47.1 million at August 29, 2009, and $26.5 million of August 30, 2008, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.

At August 29, 2009, and August 30, 2008, the Company had deferred tax assets of $8.4 million and $8.6 million from federal tax operating losses (“NOLs”) of $24.0 million and $24.6 million, and deferred tax assets of $1.3 million and $1.5 million from state tax NOLs of $24.6 million and $32.8 million, respectively. At August 29, 2009, and August 30, 2008, the Company had deferred tax assets of $1.3 million and $3.8 million from Non-U.S. NOLs of $3.3 million and $9.7 million, respectively. The federal, state, and Non-U.S. NOLs expire between fiscal 2010 and fiscal 2028. At August 29, 2009 and August 30, 2008, the Company had a valuation allowance of $6.8 million and $7.0 million, respectively, for certain federal and state NOLs resulting primarily from annual statutory usage limitations. At August 29, 2009 and August 30, 2008, the Company had deferred tax assets of $13.5 million and $11.2 million, respectively, for federal, state, and Non-U.S. income tax credit carryforwards. Certain tax credit carryforwards have no expiration date and others will expire in fiscal 2010 through fiscal 2030. At August 29, 2009, and August 30, 2008, the Company had a valuation allowance of $0.4 million and $0.5 million for credits subject to such expiration periods, respectively.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	August 29, 2009	August 30, 2008
Beginning balance	$40,759	$49,240
Additions based on tax positions related to the current year	5,511	6,181
Additions for tax positions of prior years	9,567	65
Reductions for tax positions of prior years	(5,679)	(8,890)
Reductions due to settlements	(2,519)	(3,201)
Reductions due to statue of limitations	(3,447)	(2,636)

Ending balance	$44,192	$40,759

Included in the August 29, 2009, balance is $28.5 million of unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate.
The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had $12.4 million and $15.0 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at August 29, 2009 and August 30, 2008 respectively.
The major jurisdictions where the Company files income tax returns are the United States and Mexico. With few exceptions, tax returns filed for tax years 2004 through 2008 remain open and subject to examination by the relevant tax authorities. The Company is typically engaged in various tax examinations at any given time, both by U. S. federal and state taxing jurisdictions and Mexican tax authorities. As of August 29, 2009 the Company estimates that the amount of unrecognized tax benefits could be reduced by approximately $18.7 million over the next twelve months as a result of tax audit closings, settlements, and the expiration of statutes to examine such returns in various jurisdictions. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.
Note E- Fair Value Measurements
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
At August 29, 2009, the fair value measurement amounts for assets and liabilities recorded on the Company’s Consolidated Balance Sheet consisted of short-term investments (Level 1) of $69.3 million, which are included within other current assets. Short-term investments are typically valued at the closing price in the principal active market as of the last business day of the quarter.
Note F — Accumulated Other Comprehensive Income
Accumulated other comprehensive income includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps that qualify as cash flow hedges and unrealized gains and (losses) on available-for-sale securities.
Changes in accumulated other comprehensive (income) loss consisted of the following:

			Unrealized
			Loss (Gain)	Net Loss	Reclassification
	Pension	Foreign	on	(Gain) on	of Net Gains on	Accumulated
	Liability	Currency	Marketable	Outstanding	Derivatives into	Other
	Adjustments,	Translation	Securities,	Derivatives,	Earnings, net of	Comprehensive
(in thousands)	net of taxes	Adjustments	net of taxes	net of taxes	taxes	Loss
Balance at August 25, 2007	$2,453	$15,763	$77	$(3,654)	$(5,089)	$9,550
Current-Year activity	1,817	(13,965)	(263)	6,398	598	(5,415)

Balance at August 30, 2008	4,270	1,798	(186)	2,744	(4,491)	4,135
Current-Year activity	46,945	43,655	(568)	(2,744)	612	87,900

Balance at August 29, 2009	$51,215	$45,453	$(754)	$—	$(3,879)	$92,035

The pension adjustment of $46.9 million reflects actuarial losses not yet reflected in the periodic pension cost caused primarily by the significant losses on pension assets in the current year. The foreign currency translation adjustment of $43.7 million during fiscal 2009 was attributable to the weakening of the Mexican Peso against the US Dollar, which as of August 29, 2009, had decreased by approximately 30% when compared to August 30, 2008.

Note G — Derivative Financial Instruments
Cash Flow Hedges
The Company was party to an interest rate swap agreement related to its $300 million term floating rate loan, which bore interest based on the three month London InterBank Offered Rate (LIBOR) and matured in December, 2009. Under this agreement, which was accounted for as a cash flow hedge, the interest rate on the term loan was effectively fixed for its entire term at 4.4% and effectiveness was measured each reporting period.
The effective portion of the gain or loss on interest rate hedges was deferred and reported as a component of other comprehensive income or loss. These deferred gains and losses were recognized in income as a decrease or increase to interest expense in the period in which the related cash flows being hedged were recognized in expense. During August 2009, the Company elected to prepay, without penalty, the entire $300 million term loan. The outstanding liability associated with the interest rate swap totaled $3.6 million, and was immediately expensed in earnings upon termination. The Company recognized $5.9 million as increases to interest expense during the current fiscal year related to payments associated with the interest rate swap agreement prior to its termination. At August 30, 2008, the fair value of the outstanding interest rate swap was a negative $4.3 million.
At August 29, 2009, the Company had $3.9 million recorded in accumulated other comprehensive income related to net realized gains associated with terminated interest derivatives, which were designated as hedges. Net gains are amortized into earnings over the remaining life of the associated debt. For the fiscal year ended August 29, 2009, the Company reclassified $612,000 of net gains from accumulated other comprehensive income to interest expense.
Derivatives not designated as Hedging Instruments
The Company is dependent upon diesel fuel to operate its vehicles used in the Company’s distribution network to deliver parts to its stores and unleaded fuel for delivery of parts from its stores to its commercial customers or other stores. Fuel is not a material component of the Company’s operating costs; however, the Company attempts to secure fuel at the lowest possible cost and to reduce volatility in its operating costs. Because unleaded and diesel fuel include transportation costs and taxes, there are limited opportunities to hedge this exposure directly. However, during fiscal year 2009, the Company used a derivative financial instrument based on the Reformulated Gasoline Blendstock for Oxygen Blending (RBOB) index to economically hedge the commodity cost associated with its unleaded fuel.
The fuel swap did not qualify for hedge accounting treatment and was executed to economically hedge a portion of unleaded fuel purchases. The notional amount of the contract was 2.5 million gallons and terminated August 31, 2009. The loss on the fuel contract for fiscal 2009 was $2.3 million.

Note H — Financing
The Company’s long-term debt consisted of the following:

	August 29,	August 30,
(in thousands)	2009	2008
Bank Term Loan due December 2009, effective interest rate of 4.40%	$—	$300,000
4.75% Senior Notes due November 2010, effective interest rate of 4.17%	199,300	200,000
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	300,000	300,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.5% Senior Notes due January 2014, effective interest rate of 6.63%	500,000	500,000
5.75% Senior Notes due January 2015, effective interest rate of 5.89%	500,000	—
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.95% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
Commercial paper, weighted average interest rate of 0.5% at August 29, 2009	277,600	—

	$2,726,900	$2,250,000

As of August 29, 2009, the commercial paper borrowings mature in the next twelve months but are classified as long-term in the accompanying Consolidated Balance Sheets, as the Company has the ability and intent to refinance them on a long-term basis. Specifically, excluding the effect of commercial paper borrowings, the Company had $688.1 million of availability under its $800 million revolving credit facility, expiring in July 2012 that would allow it to replace these short term obligations with long-term financing.
In July 2009, the Company terminated its $1.0 billion revolving credit facility, which was scheduled to expire in fiscal 2010, and replaced it with an $800 million revolving credit facility. This credit facility is available to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. This facility expires in July 2012, may be increased to $1.0 billion at AutoZone’s election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit, and may include up to $100 million in capital leases each fiscal year. After reducing the available balance by commercial paper borrowings and certain outstanding letters of credit, the Company had $410.5 million in available capacity under this facility at August 29, 2009. Interest accrues on Eurodollar loans at a defined Eurodollar rate plus the applicable percentage, which could range from 150 basis points to 450 basis points, depending upon our senior unsecured (non-credit enhanced) long-term debt rating.
During August 2009, the Company elected to prepay, without penalty, the $300 million bank term loan entered in December 2004, and subsequently amended. The term loan facility provided for a term loan, which consisted of, at the Company’s election, base rate loans, Eurodollar loans or a combination thereof. The entire unpaid principal amount of the term loan would be due and payable in full on December 23, 2009, when the facility was scheduled to terminate. Interest accrued on base rate loans at a base rate per annum equal to the higher of the prime rate or the Federal Funds Rate plus 1/2 of 1%. The Company entered into an interest rate swap agreement on December 29, 2004, to effectively fix, based on current debt ratings, the interest rate of the term loan at 4.4%. The outstanding liability associated with the interest rate swap totaled $3.6 million, and was expensed in operating, selling, general and administrative expenses upon termination of the hedge in fiscal 2009.
On June 25, 2008, the Company entered into an agreement with ESL Investments, Inc., (the “ESL Agreement”) setting forth certain understandings and agreements regarding the voting by ESL Investments, Inc., on behalf of itself and its affiliates (collectively, “ESL”), of certain shares of common stock of AutoZone, Inc. and related matters. Among other things, the Company agreed to use its commercially reasonable efforts to increase the Company’s adjusted debt/EBITDAR target ratio from 2.1:1 to 2.5:1 no later than February 14, 2009. The Company met this commitment at February 14, 2009. The Company calculates adjusted debt as the sum of total debt, capital lease obligations and rent times six; and the Company calculates EBITDAR by adding interest, taxes, depreciation, amortization, rent and stock option expenses to net income. At August 29, 2009, the adjusted debt/EBITDAR ratio was 2.5:1.

On August 4, 2008, the Company issued $500 million in 6.50% Senior Notes due 2014 and $250 million in 7.125% Senior Notes due 2018 under the Company’s shelf registration statement filed with the Securities and Exchange Commission on July 29, 2008 (the “Shelf Registration”). That shelf registration allowed the Company to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions.
On July 2, 2009, the Company issued $500 million in 5.75% Senior Notes due 2015 under the Shelf Registration statement. The Company used the proceeds to pay down the Company’s commercial paper borrowings, to prepay in full the $300 million term loan in August 2009, and the remainder for general corporate purposes, including for working capital requirements, capital expenditures, new store openings and stock repurchases.
The 6.50% and 7.125% Senior Notes issued during August 2008, and the 5.75% Senior Notes issued in July, 2009, are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded. They also contain a provision that repayment of the notes may be accelerated if AutoZone experiences a change in control (as defined in the agreements). The Company’s borrowings under the Company’s other senior notes arrangements contain minimal covenants, primarily restrictions on liens. Under the Company’s other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under the Company’s borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs.
The $800 million revolving credit agreement requires that the Company’s consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.50:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. The Company’s consolidated interest coverage ratio as of August 29, 2009 was 4.19:1. As of August 29, 2009, the Company was in compliance with all covenants and expects to remain in compliance with all covenants.
All of the Company’s debt is unsecured. Scheduled maturities of long-term debt are as follows:

Amount
Fiscal Year	(in thousands)
2010	$277,600
2011	199,300
2012	—
2013	500,000
2014	500,000
Thereafter	1,250,000

$2,726,900

The fair value of the Company’s debt was estimated at $2.853 billion as of August 29, 2009, and $2.235 billion as of August 30, 2008, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same remaining maturities. Such fair value is greater than the carrying value of debt by $126.5 million at August 29, 2009, and less than the carrying value of debt by $15.0 million at August 30, 2008.
Note I — Interest Expense
Net interest expense consisted of the following:

	Year Ended
	August 29,	August 30,	August 25,
(in thousands)	2009	2008	2007
Interest expense	$147,504	$121,843	$123,311
Interest income	(3,887)	(3,785)	(2,819)
Capitalized interest	(1,301)	(1,313)	(1,376)

	$142,316	$116,745	$119,116

Note J — Stock Repurchase Program
During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was last amended on June 17, 2009 to increase the repurchase authorization to $7.9 billion from $7.4 billion. From January 1998 to August 29, 2009, the Company has repurchased a total of 115.4 million shares at an aggregate cost of $7.6 billion.
The following table summarizes our share repurchase activity for the following fiscal years:

	Year Ended
	August 29,	August 30,	August 25,
(in thousands)	2009	2008	2007

Amount	$1,300,002	$849,196	$761,887
Shares	9,313	6,802	6,032
From August 30, 2009 to October 26, 2009, the Company repurchased 1.2 million shares for $178.2 million.
Note K — Pension and Savings Plans
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
The Company adopted the recognition and disclosure provisions of SFAS 158 on August 25, 2007. The recognition provisions of SFAS 158 required the Company to recognize the funded status, which is the difference between the fair value of plan assets and the projected benefit obligations, of its defined benefit pension plans in the August 25, 2007, Consolidated Statements of Financial Position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, both of which were previously netted against the plans’ funded status in the Company’s Consolidated Statements of Financial Position. These amounts will be subsequently recognized as net periodic pension expense pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension expense in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension expense on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158. The adoption of the recognition provisions of SFAS 158 had an immaterial impact on the Company’s consolidated financial statements.
On August 31, 2008, the Company adopted the measurement date provisions of SFAS 158. The adoption of the measurement date provisions of SFAS 158 had no material effect on the Company’s consolidated financial statements as of and for the fiscal year ended August 29, 2009.

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
The weighted average asset allocation for our pension plan assets was as follows:

	August 29, 2009		August 30, 2008
	Current	Target	Current	Target
Domestic equities	17.0%	22.5%	22.7%	27.5%
International equities	40.3	34.0	33.3	29.0
Alternative investments	26.4	30.5	31.4	30.5
Real estate	8.7	11.0	11.8	11.0
Cash and cash equivalents	7.6	2.0	0.8	2.0

	100.0%	100.0%	100.0%	100.0%

The following table sets forth the plans’ funded status and amounts recognized in the Company’s financial statements:

	August 29,	August 30,
(in thousands)	2009	2008

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$156,674	$161,064
Interest cost	10,647	9,962
Actuarial (gains) losses	23,637	(10,818)
Benefits paid	(5,368)	(3,534)

Benefit obligations at end of year	$185,590	$156,674

Change in Plan Assets:
Fair value of plan assets at beginning of year	$160,898	$161,221
Actual return on plan assets	(40,235)	(940)
Employer contributions	18	4,151
Benefits paid	(5,368)	(3,534)

Fair value of plan assets at end of year	$115,313	$160,898

Amount Recognized in the Statement of Financial Position:
Non-current other assets	$—	$7,264
Current liabilities	(17)	(17)
Long-term liabilities	(70,260)	(3,023)

Net amount recognized	$(70,277)	$4,224

Amount Recognized in Accumulated Other Comprehensive Income and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss	$(83,377)	$(6,891)
Prior service cost	—	(60)

Accumulated other comprehensive income	$(83,377)	$(6,951)

Amount Recognized in Accumulated Other Comprehensive Income and not yet reflected in Net Periodic Benefit Cost and expected to be amortized in next year’s Net Periodic Benefit Cost:
Net actuarial loss	$(8,354)	$(73)
Prior service cost	—	(60)

Amount recognized	$(8,354)	$(133)

Net Pension Benefits (Income) Expense:

	Year Ended
	August 29,	August 30,	August 25,
(in thousands)	2009	2008	2007

Components of net periodic benefit cost:
Interest cost	$10,647	$9,962	$9,593
Expected return on plan assets	(12,683)	(13,036)	(10,343)
Amortization of prior service cost	60	99	(54)
Recognized net actuarial losses	73	97	751

Net periodic benefit (income) expense	$(1,903)	$(2,878)	$(53)

The actuarial assumptions were as follows:

	2009	2008	2007
Weighted average discount rate	6.24%	6.90%	6.25%

Expected long-term rate of return on assets	8.00%	8.00%	8.00%

As the plan benefits are frozen, increases in future compensation levels no longer impact the calculation and there is no service cost. The discount rate is determined as of the measurement date and is based on the calculated yield of a portfolio of high-grade corporate bonds with cash flows that generally match the Company’s expected benefit payments in future years. The expected long-term rate of return on plan assets is based on the historical relationships between the investment classes and the capital markets, updated for current conditions.
The Company makes annual contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The Company contributed approximately $18,000 to the plans in fiscal 2009, $1.3 million to the plans in fiscal 2008 and $13.4 million to the plans in fiscal 2007. The Company expects to contribute approximately $4 million to the plan in fiscal 2010; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.
Based on current assumptions about future events, benefit payments are expected to be paid as follows for each of the following fiscal years. Actual benefit payments may vary significantly from the following estimates:

Amount
Fiscal Year	(in thousands)
2010	$4,737
2011	5,313
2012	5,844
2013	6,476
2014	7,175
2015 — 2019	45,527
The Company has a 401(k) plan that covers all domestic employees who meet the plan’s participation requirements. The plan features include Company matching contributions, immediate 100% vesting of Company contributions and a savings option up to 25% of qualified earnings. The Company makes matching contributions, per pay period, up to a specified percentage of employees’ contributions as approved by the Board of Directors. The Company made matching contributions to employee accounts in connection with the 401(k) plan of $11.0 million in fiscal 2009, $10.8 million in fiscal 2008 and $9.5 million in fiscal 2007.
Note L — Leases
The Company leases some of its retail stores, distribution centers, facilities, land and equipment, including vehicles. Most of these leases are operating leases and include renewal options, at the Company’s election, and some include options to purchase and provisions for percentage rent based on sales. Rental expense was $181.3 million in fiscal 2009, $165.1 million in fiscal 2008, and $152.5 million in fiscal 2007. Percentage rentals were insignificant.
The Company has a fleet of vehicles used for delivery to its commercial customers and travel for members of field management. The majority of these vehicles are held under capital lease. At August 29, 2009, the Company had capital lease assets of $53.9 million, net of accumulated amortization of $25.4 million, and capital lease obligations of $54.8 million. The $16.7 million current portion of these obligations was recorded as a component of other current liabilities, and the $38.1 million long-term portion was recorded as a component of other long-term liabilities in the consolidated balance sheet. At August 30, 2008, the Company had capital lease assets of $62.4 million, net of accumulated amortization of $14.4 million, and capital lease obligations of $64.1 million, of which $15.9 million was recorded as current liabilities and $48.2 million was recorded as long-term liabilities.

The Company records rent for all operating leases on a straight-line basis over the lease term, including any reasonably assured renewal periods and the period of time prior to the lease term that the Company is in possession of the leased space for the purpose of installing leasehold improvements. Differences between recorded rent expense and cash payments are recorded as a liability in accrued expenses and other long-term liabilities on the balance sheet. This deferred rent approximated $59.5 million on August 29, 2009, and $51.0 million on August 30, 2008. Additionally, all leasehold improvements are amortized over the lesser of their useful life or the remainder of the lease term, including any reasonably assured renewal periods, in effect when the leasehold improvements are placed in service.
Minimum annual rental commitments under non-cancelable operating leases and capital leases were as follows at the end of fiscal 2009:

	Operating	Capital
Fiscal Year (in thousands)	Leases	Leases
2010	$177,781	$16,932
2011	167,760	16,402
2012	151,890	13,729
2013	135,348	7,420
2014	115,801	1,220
Thereafter	809,447	—

Total minimum payments required	$1,558,027	55,703

Less: interest		(939)

Present value of minimum capital lease payments		$54,764

In connection with the Company’s December 2001 sale of the TruckPro business, the Company subleased some properties to the purchaser for an initial term of not less than 20 years. The Company’s remaining aggregate rental obligation at August 29, 2009 of $22.1 million is included in the above table, but the obligation is entirely offset by the sublease rental agreement.
Note M — Commitments and Contingencies
Construction commitments, primarily for new stores, totaled approximately $18.7 million at August 29, 2009.
The Company had $111.9 million in outstanding standby letters of credit and $14.8 million in surety bonds as of August 29, 2009, which all have expiration periods of less than one year. A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover reimbursement obligations to our workers’ compensation carriers. There are no additional contingent liabilities associated with these instruments as the underlying liabilities are already reflected in the consolidated balance sheet. The standby letters of credit and surety bonds arrangements have automatic renewal clauses.
Note N — Litigation
AutoZone, Inc. is a defendant in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc. et al.,” filed in the U.S. District Court for the Southern District of New York in October 2004. The case was filed by more than 200 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers (collectively “Plaintiffs”), against a number of defendants, including automotive aftermarket retailers and aftermarket automotive parts manufacturers. In the amended complaint, the plaintiffs allege, inter alia, that some or all of the automotive aftermarket retailer defendants have knowingly received, in violation of the Robinson-Patman Act (the “Act”), from various of the manufacturer defendants benefits such as volume discounts, rebates, early buy allowances and other allowances, fees, inventory without payment, sham advertising and promotional payments, a share in the manufacturers’ profits, benefits of pay on scan purchases, implementation of radio frequency identification technology, and excessive payments for services purportedly performed for the manufacturers. Additionally, a subset of plaintiffs alleges a claim of fraud against the automotive aftermarket retailer defendants based on discovery issues in a prior litigation involving similar Robinson-Patman Act claims. In the prior litigation, the discovery dispute, as well as the underlying claims, were decided in favor of AutoZone and the other automotive aftermarket retailer defendants who proceeded to trial, pursuant to a unanimous jury verdict which was affirmed by the Second Circuit Court of Appeals. In the current litigation, plaintiffs seek an unspecified amount of damages (including statutory trebling), attorneys’ fees, and a permanent injunction prohibiting the aftermarket retailer defendants from inducing and/or knowingly receiving discriminatory prices from any of the aftermarket manufacturer defendants and from opening up any further stores to compete with plaintiffs as long as defendants allegedly continue to violate the Act. The Company believes this suit to be without merit and is vigorously defending against it. The Company is unable to estimate a loss or possible range of loss as of August 29, 2009. Defendants have filed motions to dismiss all claims with prejudice on substantive and procedural grounds. Additionally, the Defendants have sought to enjoin plaintiffs from filing similar lawsuits in the future. If granted in their entirety, these dispositive motions would resolve the litigation in Defendants’ favor.
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
Note O — Segment Reporting
The Company’s two operating segments (Domestic Auto Parts and Mexico) have been aggregated as one reportable segment: Auto Parts Stores. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in Note A.
The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 4,417 stores in the United States, including Puerto Rico and Mexico. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.
The “Other” category reflects business activities that are not separately reportable, including ALLDATA which produces, sells and maintains diagnostic and repair information software used in the automotive repair industry, and E-commerce, which includes direct sales to customers through www.autozone.com.
The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. During the current year, the Company reassessed and revised its reportable segment to exclude ALLDATA and E-commerce from the newly designated Auto Parts Stores reporting segment. Previously, these immaterial business activities had been combined with Auto Parts Stores.

The following table shows segment results for the fiscal years ended:

(in thousands)	August 29, 2009	August 30, 2008	August 25, 2007

Net Sales
Auto Parts Stores	$6,671,939	$6,383,697	$6,044,685
Other	144,885	139,009	125,119

Total	$6,816,824	$6,522,706	$6,169,804

Segment Profit
Auto Parts Stores	$3,296,777	$3,153,703	$2,959,162
Other	119,672	114,358	105,088

Gross profit	3,416,449	3,268,061	3,064,250
Operating, selling, general, and administrative	(2,240,387)	(2,143,927)	(2,008,984)
Interest expense, net	(142,316)	(116,745)	(119,116)

Income before income taxes	$1,033,746	$1,007,389	$936,150

Segment Assets
Auto Parts Stores	$5,279,454	$5,239,782	$4,791,790
Other	38,951	17,330	12,919

Total	$5,318,405	$5,257,112	$4,804,709

Capital Expenditures
Auto Parts Stores	$260,448	$238,631	$223,767
Other	11,799	4,963	707

Total	$272,247	$243,594	$224,474

Sales by Product Grouping
Failure	$2,816,126	$2,707,296	$2,543,620
Maintenance items	2,655,113	2,462,923	2,311,091
Discretionary	1,200,700	1,213,478	1,189,974

Auto Parts Stores net sales	$6,671,939	$6,383,697	$6,044,685

Quarterly Summary (1)
(unaudited)

	Twelve			Sixteen
	Weeks Ended			Weeks Ended
	November 22,	February 14,	May 9,	August 29,
(in thousands, except per share data)	2008	2009	2009	2009 (2)

Net sales	$1,478,292	$1,447,877	$1,658,160	$2,232,494
Increase (decrease) in domestic comparable store sales	(1.5)%	6.0%	7.4%	5.4%
Gross profit	741,191	719,298	832,907	1,123,053
Operating profit	238,539	214,696	305,232	417,596
Income before income taxes	207,373	182,789	273,750	369,834
Net income	131,371	115,864	173,689	236,126
Basic earnings per share	2.25	2.05	3.18	4.49
Diluted earnings per share	2.23	2.03	3.13	4.43

	November 17,	February 9,	May 3,	August 30,
(in thousands, except per share data)	2007	2008	2008	2008 (2)

Net sales	$1,455,655	$1,339,244	$1,517,293	$2,210,514
Increase (decrease) in domestic comparable store sales	1.3%	(0.3)%	(0.3)%	0.6%
Gross profit	726,448	667,795	762,006	1,111,812
Operating profit	237,375	196,885	273,034	416,839
Income before income taxes	209,313	168,297	247,703	382,075
Net income	132,516	106,704	158,638	243,747
Basic earnings per share	2.04	1.69	2.51	3.92
Diluted earnings per share	2.02	1.67	2.49	3.88

(1)	The sum of quarterly amounts may not equal the annual amounts reported due to rounding and due to per share amounts being computed independently for each quarter while the full year is based on the annual weighted average shares outstanding.

(2)	The fiscal 2009 fourth quarter was based on a 16-week period and the fiscal 2008 fourth quarter was based on a 17-week period. All other quarters presented are based on a 12-week period.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
As of August 29, 2009, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 29, 2009. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective. During our fiscal fourth quarter ended August 29, 2009, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect internal controls over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information set forth in Part I of this document in the section entitled “Executive Officers of the Registrant,” is incorporated herein by reference in response to this item. Additionally, the information contained in AutoZone, Inc.’s Proxy Statement dated October 26, 2009, in the sections entitled “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.
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
Item 11. Executive Compensation
The information contained in AutoZone, Inc.’s Proxy Statement dated October 26, 2009, in the section entitled “Executive Compensation,” is incorporated herein by reference in response to this item.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in AutoZone, Inc.’s Proxy Statement dated October 26, 2009, in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this item.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Not applicable.
Item 14. Principal Accounting Fees and Services
The information contained in AutoZone, Inc.’s Proxy Statement dated October 26, 2009, in the section entitled “Proposal 2 — Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

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
The following financial statements, related notes and reports of independent registered public accounting firm are filed with this Annual Report in Part II, Item 8:

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the fiscal years ended August 29, 2009, August 30, 2008, and August 25, 2007
Consolidated Balance Sheets as of August 29, 2009, and August 30, 2008
Consolidated Statements of Cash Flows for the fiscal years ended August 29, 2009, August 30, 2008, and August 25, 2007
Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended August 29, 2009, August 30, 2008, and August 25, 2007
Notes to Consolidated Financial Statements
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

Dated: October 26, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ William C. Rhodes, III William C. Rhodes, III	Chairman, President and Chief Executive Officer (Principal Executive Officer)	October 26, 2009

/s/ William T. Giles William T. Giles	Chief Financial Officer and Executive Vice President, Finance, Information Technology and Store Development (Principal Financial Officer)	October 26, 2009

/s/ Charlie Pleas, III Charlie Pleas, III	Senior Vice President, Controller (Principal Accounting Officer)	October 26, 2009

/s/ William C. Crowley William C. Crowley	Director	October 26, 2009

/s/ Sue E. Gove Sue E. Gove	Director	October 26, 2009

/s/ Earl G. Graves, Jr.	Director	October 26, 2009
Earl G. Graves, Jr.

/s/ Robert R. Grusky	Director	October 26, 2009
Robert R. Grusky

/s/ J.R. Hyde, III	Director	October 26, 2009
J.R. Hyde, III

/s/ W. Andrew McKenna	Director	October 26, 2009
W. Andrew McKenna

/s/ George R. Mrkonic, Jr.	Director	October 26, 2009
George R. Mrkonic, Jr.

/s/ Luis P. Nieto	Director	October 26, 2009
Luis P. Nieto

/s/ Theodore W. Ullyot	Director	October 26, 2009
Theodore W. Ullyot

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Fourth Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 99.2 to the Form 8-K dated September 28, 2007.

4.1	Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 17, 1998.

4.2	Fourth Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.1 to the Form 8-K dated September 28, 2007.

4.3	Indenture dated as of August 8, 2003, between AutoZone, Inc. and Bank One Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to the Form S-3 (No. 333-107828) filed August 11, 2003.

4.4
Terms Agreement dated October 16, 2002, by and among AutoZone, Inc., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein. Incorporated by reference to Exhibit 1.2 to the Form 8-K dated October 18, 2002.

4.5	Form of 5.875% Note due 2012. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated October 18, 2002.

4.6
Terms Agreement dated May 29, 2003, by and among AutoZone, Inc., Citigroup Global Markets Inc. and SunTrust Capital Markets, Inc., as representatives of the several underwriters named therein. Incorporated by reference to Exhibit 1.2 to the Form 8-K dated May 29, 2003.

4.7	Form of 4.375% Note due 2013. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated May 29, 2003.

4.8
Terms Agreement dated November 3, 2003, by and among AutoZone, Inc., Banc of America Securities LLC and Wachovia Capital Markets, LLC, as representatives of the several underwriters named therein. Incorporated by reference to Exhibit 1.2 to the Form 8-K dated November 3, 2003.

4.9	Form of 4.75% Note due 2010. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated November 3, 2003.

4.10	Form of 5.50% Note due 2015. Incorporated by reference to Exhibit 4.2 to the Form 8-K dated November 3, 2003.

4.11
Terms Agreement dated June 8, 2006, by and among AutoZone, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as representatives of the several underwriters named therein. Incorporated by reference to Exhibit 1.2 to the Form 8-K dated June 13, 2006.

4.12	Form of 6.95% Senior Note due 2016. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated June 13, 2006.

4.13
Officers’ Certificate dated August 4, 2008, pursuant to Section 3.2 of the Indenture dated August 11, 2003, setting forth the terms of the 6.500% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated August 4, 2008.

4.14	Form of 6.500% Senior Note due 2014. Incorporated by reference from the Form 8-K dated August 4, 2008

4.15
Officers’ Certificate dated August 4, 2008, pursuant to Section 3.2 of the Indenture dated August 11, 2003, setting forth the terms of the 7.125% Senior Notes due 2018. Incorporated by reference to Exhibit 4.2 to the Form 8-K dated August 4, 2008.

4.16	Form of 7.125% Senior Note due 2018. Incorporated by reference from the Form 8-K dated August 4, 2008

4.17
Officers’ Certificate dated July 2, 2009, pursuant to Section 3.2 of the Indenture dated August 11, 2003, setting forth the terms of the 5.750% Notes due 2015. Incorporated by reference to 4.1 to the Form 8-K dated July 2, 2009.

4.18	Form of 5.750% Senior Note due 2015. Incorporated by reference from the Form 8-K dated July 2, 2009

*10.1	Fourth Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 4, 2002.

*10.2	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended August 26, 2000.

*10.3	Third Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.3 to the Form 10-K for the fiscal year ended August 30, 2003.

*10.4	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 23, 2002.

*10.5	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 23, 2002.

*10.6
AutoZone, Inc. 2003 Director Stock Option Plan. Incorporated by reference to Appendix C to the definitive proxy statement dated November 1, 2002, for the annual meeting of stockholders held December 12, 2002.

*10.7
AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Appendix D to the definitive proxy statement dated November 1, 2002, for the annual meeting of stockholders held December 12, 2002.

*10.8	Amended and Restated AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended February 15, 2003.

*10.9
AutoZone, Inc. 2005 Executive Incentive Compensation Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated October 27, 2004, for the Annual Meeting of Stockholders held December 16, 2004.

10.10
Credit Agreement dated as of July 9, 2009, among AutoZone, Inc., as Borrower, The Several Lenders From Time To Time Party Hereto, and Bank of America, N.A., as Administrative Agent and Swingline Lender, and JPMorgan Chase Bank, N.A., as Syndication Agent, and Banc of America Securities, LLC and J.P. Morgan Securities, as Joint Lead Arrangers, and Banc of America Securities, LLC, J.P. Morgan Securities, Inc., Suntrust Robinson Humphrey, Inc., and Wachovia Capital Markets, LLC, as Joint Book Runners, and Suntrust Bank, Wells Fargo Bank, N.A., Regions Bank, and US Bank National Association, as Documentation Agents.

*10.11	AutoZone, Inc. 2006 Stock Option Plan. Incorporated by reference to Appendix A to the definitive proxy statement dated October 25, 2006, for the annual meeting of stockholders held December 13, 2006.

*10.12	Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.26 to the Form 10-K for the fiscal year ended August 25, 2007.

*10.13
AutoZone, Inc. Fourth Amended and Restated Executive Stock Purchase Plan. Incorporated by reference to Appendix B to the definitive proxy statement dated October 25, 2006, for the annual meeting of stockholders held December 13, 2006.

*10.14	AutoZone, Inc. Director Compensation Program. Incorporated by reference to Exhibit 99.1 to the Form 8-K dated February 15, 2008.

*10.15	Amended and Restated AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Exhibit 99.2 to Form 8-K dated January 4, 2008.

*10.16	Amended and Restated AutoZone, Inc. 2003 Director Stock Option Plan. Incorporated by reference to Exhibit 99.3 to Form 8-K dated January 4, 2008.

*10.17	AutoZone, Inc. Enhanced Severance Pay Plan. Incorporated by reference to Exhibit 99.1 to the Form 8-K dated February 15, 2008.

*10.18
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

*10.19
Form of non-compete and non-solicitation agreement approved by AutoZone’s Compensation Committee for execution by non-executive officers. Incorporated by reference to Exhibit 99.3 to the Form 8-K dated February 15, 2008.

*10.20	Agreement dated February 14, 2008, between AutoZone, Inc. and William C. Rhodes, III. Incorporated by reference to Exhibit 99.3 to the Form 8-K dated February 15, 2008.

*10.21
Form of non-compete and non-solicitation agreement signed by each of the following officers: Rebecca W. Ballou, Dan Barzel, Craig Blackwell, Brian L. Campbell, Philip B. Daniele, III, Robert A. Durkin, Bill Edwards, Wm. David Gilmore, Stephany L. Goodnight, David Goudge, James C. Griffith, William R. Hackney, Rodney Halsell, Diana H. Hull, Jeffery Lagges, Grantland E. McGee, Jr., Mitchell Major, Ann A. Morgan, J. Scott Murphy, Jeffrey H. Nix, Raymond A. Pohlman, Elizabeth Rabun, Juan A. Santiago, Joe L. Sellers, Jr., Brett Shanaman and Solomon Woldeslassie. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 3, 2008.

10.22	Agreement, dated as of June 25, 2008 between AutoZone, Inc. and ESL Investments, Inc. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated June 26, 2008.

*10.23
Second Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and Harry L. Goldsmith dated December 29, 2008. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 30, 2008.

*10.24
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