Form 10-K/A
period 2009-08-29
AUTOZONE INC
filed 2009-10-27
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

☑	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 29, 2009, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to _____.
Commission file number 1-10714
AUTOZONE, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of	62-1482048 (I.R.S. Employer Identification No.)
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

EXPLANATORY NOTE
This Form 10-K/A of AutoZone, Inc. amends the Annual Report on Form 10-K of the registrant for the registrant’s fiscal year ended August 29, 2009. Specifically, this Form 10-K/A contains Exhibit 10.10 which was inadvertently omitted from the filed Form 10-K.
This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K and, other than the filing of the omitted exhibit mentioned above, does not modify or update the disclosures in the original Form 10-K in any way.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following exhibits are filed as part of this report:

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
Dated: October 27, 2009