Form 10-Q
period 2009-11-21
AUTOZONE INC
filed 2009-12-17
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 21, 2009, or

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
Common Stock, $.01 Par Value — 49,496,251 shares outstanding as of December 14, 2009.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AUTOZONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(in thousands)

	November 21,	August 29,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$79,603	$92,706
Accounts receivable	142,721	126,514
Merchandise inventories	2,262,823	2,207,497
Other current assets	132,794	135,013

Total current assets	2,617,941	2,561,730

Property and equipment:
Property and equipment	3,863,498	3,809,414
Less: Accumulated depreciation and amortization	1,494,652	1,455,057

	2,368,846	2,354,357

Other assets:
Goodwill, net of accumulated amortization	302,645	302,645
Deferred income taxes	55,154	59,067
Other long-term assets	41,237	40,606

	399,036	402,318

	$5,385,823	$5,318,405

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,187,347	$2,118,746
Accrued expenses and other	357,778	381,271
Income taxes payable	84,755	35,145
Deferred income taxes	174,500	171,590

Total current liabilities	2,804,380	2,706,752

Debt	2,739,500	2,726,900
Other liabilities	325,908	317,827
Stockholders’ equity (deficit)	(483,965)	(433,074)

	$5,385,823	$5,318,405

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)
(in thousands, except per share amounts)

	Twelve Weeks Ended
	November 21,	November 22,
	2009	2008

Net sales	$1,589,244	$1,478,292
Cost of sales, including warehouse and delivery expenses	789,320	737,101

Gross profit	799,924	741,191
Operating, selling, general and administrative expenses	539,496	502,652

Operating profit	260,428	238,539
Interest expense, net	36,340	31,166

Income before income taxes	224,088	207,373
Income taxes	80,788	76,002

Net income	$143,300	$131,371

Weighted average shares for basic earnings per share	50,114	58,325
Effect of dilutive stock equivalents	710	590

Adjusted weighted average shares for diluted earnings per share	50,824	58,915

Basic earnings per share	$2.86	$2.25

Diluted earnings per share	$2.82	$2.23

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(in thousands)

	Twelve Weeks Ended
	November 21,	November 22,
	2009	2008
Cash flows from operating activities:
Net income	$143,300	$131,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	42,566	40,153
Amortization of debt origination fees	1,489	620
Income tax benefit from exercise of stock options	(585)	(1,520)
Deferred income taxes	4,699	1,502
Share-based compensation expense	4,251	4,456
Changes in operating assets and liabilities:
Accounts receivable	(16,144)	3,054
Merchandise inventories	(54,418)	(53,828)
Accounts payable and accrued expenses	41,564	(47,291)
Income taxes payable	52,048	58,080
Other, net	12,111	4,187

Net cash provided by operating activities	230,881	140,784

Cash flows from investing activities:
Capital expenditures	(53,439)	(51,099)
Purchase of marketable securities	(2,203)	(5,281)
Proceeds from sale of marketable securities	1,325	5,270
Disposal of capital assets and other, net	1,619	4,498

Net cash used in investing activities	(52,698)	(46,612)

Cash flows from financing activities:
Net proceeds from commercial paper	12,600	18,900
Repayment of debt	—	(700)
Net proceeds from sale of common stock	3,821	8,062
Purchase of treasury stock	(204,379)	(272,123)
Income tax benefit from exercise of stock options	585	1,520
Payments of capital lease obligations	(4,492)	(3,979)

Net cash used in financing activities	(191,865)	(248,320)
Effect of exchange rate changes on cash	579	(2,557)

Net decrease in cash and cash equivalents	(13,103)	(156,705)
Cash and cash equivalents at beginning of period	92,706	242,461

Cash and cash equivalents at end of period	$79,603	$85,756

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A — General
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the 2009 Annual Report to Stockholders for AutoZone, Inc. (“AutoZone” or the “Company”) for the year ended August 29, 2009 (the “2009 Annual Report to Stockholders”).
Operating results for the twelve weeks ended November 21, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2010. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2009 had 16 weeks and for fiscal 2010 will also have 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring in the spring and summer months of March through September and the lowest sales generally occurring in the winter months of December through February.
Recent Accounting Pronouncements: In June 2009, the Financial Accounting Standards Board (“FASB”) voted to approve the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The ASC became effective for the Company commencing with the Company’s fiscal quarter beginning August 30, 2009. The ASC does not change U.S. generally accepted accounting principles, but combines all authoritative standards such as those issued by the FASB, the American Institute of Certified Public Accountants and the Emerging Issues Task Force into a comprehensive, topically organized online database.
On August 31, 2008, the Company adopted ASC 820 (formerly FASB Statement No. 157, “Fair Value Measurements”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On August 30, 2009, the Company implemented the previously deferred provisions of ASC 820 for nonfinancial assets and liabilities recorded at fair value, as required. The adoption of this statement did not have a material impact on the consolidated financial statements.
In December 2007, the FASB issued ASC 805 (formerly FASB Statement 141R, “Business Combinations”). This standard significantly changes the accounting for and reporting of business combinations in consolidated financial statements. Among other things, ASC 805 requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed at the acquisition date and requires the expensing of most transaction and restructuring costs. The Company adopted this standard effective August 30, 2009, and it is applicable only to transactions occurring after the effective date.
In April 2009, the FASB issued ASC 825-10-65-1 (formerly FASB Staff Position No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), amending the disclosure requirements in ASC 825. ASC 825 now requires disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods. The Company adopted these disclosures commencing with the fiscal quarter beginning August 30, 2009.
In May 2009, the FASB issued ASC 855 (formerly FASB Statement No. 165, “Subsequent Events”), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted ASC 855 on August 29, 2009. Management has evaluated subsequent events through the date these financial statements were issued.
Note B — Share-Based Payments
AutoZone recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. Share-based payments include stock option grants and the discount on shares sold to employees under share purchase plans. Additionally, directors may defer a portion of their fees in units with value equivalent to the value of shares of common stock as of the grant date.
Total share-based compensation expense (a component of operating, selling, general and administrative expenses) was $4.3 million for the twelve week period ended November 21, 2009, and was $4.5 million for the comparable prior year period.

During the twelve week period ended November 21, 2009, the Company made stock option grants of 474,087 shares. The Company granted options to purchase 567,942 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the twelve week periods ended November 21, 2009, and November 22, 2008, using the Black-Scholes-Merton multiple-option pricing valuation model, was $40.08 and $33.64 per share, respectively, using the following weighted average key assumptions:

	Twelve Weeks Ended
	November 21,	November 22,
	2009	2008
Expected price volatility	31%	27%
Risk-free interest rate	1.7%	2.5%
Weighted average expected lives in years	4.3	4.1
Forfeiture rate	10.0%	10.0%
Dividend yield	0.0%	0.0%
See AutoZone’s 2009 Annual Report to Stockholders for a discussion of the methodologies employed in developing AutoZone’s assumptions used in determining the fair value of the option awards.
Note C — Fair Value Measurements
The Company defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a hierarchy of valuation inputs to measure fair value.
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
The Company invests a portion of its assets held by the Company’s wholly owned insurance captive in marketable debt securities and classifies them as available-for-sale. The Company includes these securities within the other current assets caption and records the amounts at fair value, which is typically valued at the closing quoted price in the principal active market as of the last business day of the quarter (Level 1).
Unrealized gains and losses on these marketable securities are recorded in accumulated other comprehensive income, net of tax. The Company’s basis for determining the cost of a security sold is the “Specific Identification Model”. The Company’s available-for-sale marketable securities consisted of the following:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized
(in thousands)	Basis	Gains	Losses	Fair Value
November 21, 2009	$69,042	$1,763	$(321)	$70,484

August 29, 2009	$68,862	$1,510	$(334)	$70,038

The debt securities held at November 21, 2009, had maturities ranging from less than one year to approximately 16 years and consisted primarily of high grade corporate and government fixed income securities. The Company did not realize any material gains or losses on its marketable securities during the twelve week period ended November 21, 2009.
As of November 21, 2009, the Company holds four securities that are in an unrealized loss position. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the issuer, the term to maturity and our intent and ability to hold the investments until maturity or until recovery of fair value.
Note D — Inventories
Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method for domestic inventories and the first-in, first-out (FIFO) method for Mexico inventories. Included in inventory are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $232.4 million at November 21, 2009, and $223.0 million at August 29, 2009.

Note E — Pension Plans
The components of net periodic benefit (income) expense related to the Company’s pension plans for all periods presented are as follows:

	Twelve Weeks Ended
	November 21,	November 22,
(in thousands)	2009	2008

Interest cost	$2,611	$2,457
Expected return on plan assets	(2,087)	(2,927)
Amortization of prior service cost	—	14
Amortization of net loss	1,877	17

Net periodic benefit (income) expense	$2,401	$(439)

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the twelve week period ended November 21, 2009, the Company did not make any contributions to its funded plan and does not expect to make any additional cash contributions during the remainder of fiscal 2010.
Note F — Debt
The Company’s debt consisted of the following:

	November 21,	August 29,
(in thousands)	2009	2009

4.75% Senior Notes due November 2010, effective interest rate of 4.17%	$199,300	$199,300
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	300,000	300,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.5% Senior Notes due January 2014, effective interest rate of 6.63%	500,000	500,000
5.75% Senior Notes due January 2015, effective interest rate of 5.89%	500,000	500,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.95% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
Commercial paper, weighted average interest rate of 0.31% and 0.49% at November 21, 2009 and August 29, 2009, respectively	290,200	277,600

	$2,739,500	$2,726,900

As of November 21, 2009, the 4.75% Senior Notes due November 2010 and the commercial paper borrowings mature in the next twelve months but are classified as long-term in the accompanying Condensed Consolidated Balance Sheet, as the Company has the ability and intent to refinance them on a long-term basis.
The fair value of the Company’s debt was estimated at $2.935 billion as of November 21, 2009, and $2.853 billion as of August 29, 2009, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same remaining maturities. Such fair value is greater than the carrying value of debt by $195.4 million at November 21, 2009, and $126.5 million at August 29, 2009.
Note G — Stock Repurchase Program
From January 1, 1998 to November 21, 2009, the Company has repurchased a total of 116.8 million shares at an aggregate cost of $7.8 billion, including 1,417,584 shares of its common stock at an aggregate cost of $204.4 million during the twelve week period ended November 21, 2009. Considering cumulative repurchases as of November 21, 2009, the Company had $104.7 million remaining under the Board’s authorization to repurchase its common stock. On December 16, 2009, this authorization was increased by $500 million to raise the cumulative share repurchase authorization from $7.9 billion to $8.4 billion.
Note H — Comprehensive Income
Comprehensive income includes foreign currency translation adjustments; the impact from certain derivative financial instruments designated and effective as cash flow hedges, including changes in fair value, as applicable; the reclassification of gains and/or losses from accumulated other comprehensive loss to net income to offset the earnings impact of the underlying items being hedged; and changes in the fair value of certain investments classified as available for sale. During the twelve week period ended November 21, 2009, the Mexican Peso slightly strengthened against the US Dollar. The foreign currency translation adjustment of $41.6 million in the twelve week period ended November 22, 2008, was attributable to the weakening of the Mexican Peso against the US Dollar, which as of November 22, 2008, had decreased by approximately 30% when compared to the fiscal year ended August 30, 2008.

Comprehensive income for all periods presented is as follows:

	Twelve Weeks Ended
	November 21,	November 22,
(in thousands)	2009	2008

Net income, as reported	$143,300	$131,371
Foreign currency translation adjustment	1,488	(41,600)
Net impact from derivative instruments	(141)	(1,257)
Unrealized gains (losses) from marketable securities	183	(432)

Comprehensive income	$144,830	$88,082

Note I — Segment Reporting
The Company’s two operating segments (Domestic Auto Parts and Mexico) are aggregated as one reportable segment: Auto Parts Stores. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in Note A in its 2009 Annual Report to Stockholders.
The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 4,458 stores in the United States, including Puerto Rico, and Mexico. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.
The Other category reflects business activities that are not separately reportable, including ALLDATA, which produces, sells and maintains diagnostic and repair information software used in the automotive repair industry, and E-commerce, which includes direct sales to customers through www.autozone.com.
The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented are as follows:

	Twelve Weeks Ended
	November 21,	November 22,
(in thousands)	2009	2008

Net Sales
Auto Parts Stores	$1,556,261	$1,445,601
Other	32,983	32,691

Total	$1,589,244	$1,478,292

Segment Profit
Auto Parts Stores	$772,998	$714,020
Other	26,926	27,171

Gross profit	799,924	741,191
Operating, selling, general and administrative expenses	539,496	502,652
Interest expense, net	36,340	31,166

Income before income taxes	$224,088	$207,373

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AutoZone, Inc.
We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of November 21, 2009, the related condensed consolidated statements of income for the twelve week periods ended November 21, 2009 and November 22, 2008, and the condensed consolidated statements of cash flows for the twelve week periods ended November 21, 2009 and November 22, 2008. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AutoZone, Inc. as of August 29, 2009, and the related consolidated statements of income, changes in stockholders’ equity (deficit), and cash flows for the year then ended, not presented herein, and, in our report dated October 26, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 29, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Memphis, Tennessee
December 17, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are the nation’s leading retailer and a leading distributor of automotive replacement parts and accessories. We began operations in 1979 and at November 21, 2009, operated 4,265 stores in the United States, including Puerto Rico, and 193 in Mexico. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At November 21, 2009, in 2,312 of our domestic stores we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and as part of our commercial sales program, through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.
Operating results for the twelve weeks ended November 21, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2010. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2009 had 16 weeks and for fiscal 2010 will have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring in the spring and summer months of March through September and the lowest sales generally occurring in the winter months of December through February.
Executive Summary
Net sales were up 7.5%, driven by domestic same store sales growth of 5.6%, and earnings per share increased 26.4% for the quarter. Both our retail and commercial sales growth increased during the quarter.
There are various factors occurring within the current economy that affect both our consumer and our industry, including higher unemployment and other challenging economic conditions, which we believe have aided our sales growth during the quarter. We continue to believe we are well positioned to help our customers save money and meet their needs in a challenging macro environment. The two statistics that we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. Miles driven improved during the quarter, as gas prices stabilized compared to the year ago quarter. While recently we have seen minimal correlation in sales performance with miles driven, it has historically been a key statistic with a strong correlation to our sales results over the long term. The average age of the U.S. light vehicle fleet continues to increase, which should be favorable for our industry.
In this challenging environment, we continue to see sales of maintenance and failure categories perform well, while discretionary categories are being negatively impacted. We expect this trend to continue in future periods. Consequently, we remain focused on refining and expanding our product assortment to ensure we have the “best” merchandise at the “right” price in each of our categories.
Twelve Weeks Ended November 21, 2009,
Compared with Twelve Weeks Ended November 22, 2008
Net sales for the twelve weeks ended November 21, 2009, increased $110.9 million to $1.589 billion, or 7.5%, over net sales of $1.478 billion for the comparable prior year period. The growth was primarily driven by a domestic same store sales (sales for stores open at least one year) increase of 5.6% and net sales of $85.6 million from new stores.
Gross profit for the twelve weeks ended November 21, 2009, was $799.9 million, or 50.3% of net sales, compared with $741.2 million, or 50.1% of net sales, during the comparable prior year period. Gross margin increased by 20 basis points primarily due to leverage of distribution costs from lower fuel charges and improved efficiencies.
Operating, selling, general and administrative expenses for the twelve weeks ended November 21, 2009, were $539.5 million, or 33.9% of net sales, compared with $502.7 million, or 34.0% of net sales, during the comparable prior year period. The lower operating expense ratio reflected leverage of store operating expenses due to higher sales volumes, offset in part by ongoing investments in our hub stores and an increase in pension expense due to the recognition of actuarial losses primarily from lower than expected investment performance in fiscal 2009.
Net interest expense for the twelve weeks ended November 21, 2009, was $36.3 million compared with $31.2 million during the comparable prior year period. This increase was primarily due to the increase in debt over the comparable prior year period, partially offset by a decline in borrowing rates. Average borrowings for the twelve weeks ended November 21, 2009, were $2.735 billion, compared with $2.256 billion for the comparable prior year period. Weighted average borrowing rates were 5.4% for the twelve weeks ended November 21, 2009, and 5.8% for the twelve weeks ended November 22, 2008.
Our effective income tax rate was 36.1% of pretax income for the twelve weeks ended November 21, 2009, and 36.6% for the comparable prior year period. We expect a rate of approximately 37% for the remainder of the year; however the annual rate depends on a number of factors, including the amount and source of operating profit and the timing and nature of discrete income tax events.

Net income for the twelve week period ended November 21, 2009, increased by $11.9 million to $143.3 million, and diluted earnings per share increased by 26.4% to $2.82 from $2.23 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.37.
Liquidity and Capital Resources
The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the twelve weeks ended November 21, 2009, our net cash flows from operating activities provided $230.9 million as compared with $140.8 million during the comparable prior year period. The increase is primarily due to improvements in accounts payable as our cash flows from operating activities continue to benefit from our inventory purchases being largely financed by our vendors. Our accounts payable to inventory ratio was 97% at November 21, 2009, and 92% at November 22, 2008.
Our net cash flows from investing activities for the twelve weeks ended November 21, 2009, used $52.7 million as compared with $46.6 million used in the comparable prior year period. Capital expenditures for the twelve weeks ended November 21, 2009, were $53.4 million compared to $51.1 million for the comparable prior year period. During this twelve week period, we opened 41 net new stores, including five stores in Mexico. In the comparable prior year period, we opened 32 net new stores, including two in Mexico. Investing cash flows were also impacted by our wholly owned insurance captive, which purchased $2.2 million and sold $1.3 million in marketable securities during the twelve weeks ended November 21, 2009. During the comparable prior year period, this captive purchased $5.3 million in marketable securities and sold $5.3 million in marketable securities. Capital asset disposals provided $1.6 million during the current period and $4.5 million in the prior year period.
Our net cash flows from financing activities for the twelve weeks ended November 21, 2009, used $191.9 million compared to $248.3 million used in the comparable prior year period. Net proceeds from commercial paper borrowings were $12.6 million versus $18.9 million in the comparable prior year period. Stock repurchases were $204.4 million in the current twelve week period as compared with $272.1 million in the comparable prior year period. For the twelve weeks ended November 21, 2009, proceeds from the sale of common stock and exercises of stock options provided $4.4 million, including $0.6 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $9.6 million, including $1.5 million in related tax benefits.
We expect to invest in our business generally consistent with historical rates during fiscal 2010, primarily related to our new-store development program and enhancements to existing stores and systems. In addition to the building and land costs, our new-store development program requires working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us.
Depending on the timing and magnitude of our future investments (either in the form of leased or purchased properties or acquisitions), we anticipate that we will rely primarily on internally generated funds and available borrowing capacity to support a majority of our capital expenditures, working capital requirements and stock repurchases. However, the balance may be funded through new borrowings. We anticipate that we will be able to obtain such financing in view of our current credit ratings and previous history in the credit markets.
Credit Ratings
At November 21, 2009, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB and a commercial paper rating of A-2. Moody’s Investors Service (“Moody’s”) had assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. Fitch Ratings (“Fitch”) assigned us a BBB rating for senior unsecured debt and an F-2 rating for commercial paper. As of November 21, 2009, Standard & Poor’s, Moody’s and Fitch had AutoZone listed as having a “stable” outlook. If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense will likely increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.
Debt Facilities
We maintain an $800 million revolving credit facility with a group of banks to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. The credit facility may be increased to $1.0 billion at AutoZone’s election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit, and may include up to $100 million in capital leases each fiscal year. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, we had $359.6 million in available capacity under this facility at November 21, 2009. Interest accrues on Eurodollar loans at a defined Eurodollar rate plus the applicable percentage, which could range from 150 basis points to 450 basis points, depending upon our senior unsecured (non-credit enhanced) long-term debt rating. This facility expires in July 2012.

The 6.50% and 7.125% Senior Notes issued during August 2008, and the 5.75% Senior Notes issued in July 2009, are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded. They also contain a provision that repayment of the notes may be accelerated if AutoZone experiences a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of November 21, 2009, we were in compliance with all covenants and expect to remain in compliance with all covenants.
Stock Repurchases
From January 1, 1998 to November 21, 2009, we have repurchased a total of 116.8 million shares at an aggregate cost of $7.8 billion, including 1,417,584 shares of our common stock at an aggregate cost of $204.4 million during the twelve week period ended November 21, 2009. Considering cumulative repurchases as of November 21, 2009, the Company had $104.7 million remaining under the Board’s authorization to repurchase our common stock. On December 16, 2009, this authorization was increased by $500 million to raise the cumulative share repurchase authorization from $7.9 billion to $8.4 billion.
Off-Balance Sheet Arrangements
Since fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover premium and deductible payments to our workers’ compensation carriers. Our total stand-by letters of credit commitment at November 21, 2009, was $121.9 million compared with $111.9 million at August 29, 2009, and our total surety bonds commitment at November 21, 2009, was $15.0 million compared with $14.8 million at August 29, 2009.
Financial Commitments
As of November 21, 2009, there were no significant changes to our contractual obligations as described in our 2009 Annual Report to Stockholders.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) voted to approve the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The ASC became effective for us commencing with our fiscal quarter beginning August 30, 2009. The ASC does not change U.S. generally accepted accounting principles, but combines all authoritative standards such as those issued by the FASB, the American Institute of Certified Public Accountants and the Emerging Issues Task Force into a comprehensive, topically organized online database.
On August 31, 2008, we adopted ASC 820 (formerly FASB Statement No. 157, “Fair Value Measurements”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On August 30, 2009, we implemented the previously deferred provisions of ASC 820 for nonfinancial assets and liabilities recorded at fair value, as required. The adoption of this statement did not have a material impact on the consolidated financial statements.
In December 2007, the FASB issued ASC 805 (formerly FASB Statement 141R, “Business Combinations”). This standard significantly changes the accounting for and reporting of business combinations in consolidated financial statements. Among other things, ASC 805 requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed at the acquisition date and requires the expensing of most transaction and restructuring costs. We adopted this standard effective August 30, 2009, and it is applicable only to transactions occurring after the effective date.
In April 2009, the FASB issued ASC 825-10-65-1 (formerly FASB Staff Position No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”) amending the disclosure requirements in ASC 825. ASC 825 requires disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods. We adopted these disclosures commencing with the fiscal quarter beginning August 30, 2009.
In May 2009, the FASB issued ASC 855 (formerly FASB Statement No. 165, “Subsequent Events”), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted ASC 855 on August 29, 2009, and it had no impact on our Condensed Consolidated Financial Statements. Management has evaluated subsequent events through the date these financial statements were issued.

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
Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Annual Report to Stockholders. Our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended August 29, 2009.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: credit market conditions; the impact of recessionary conditions; competition; product demand; the ability to hire and retain qualified employees; consumer debt levels; inflation; weather; raw material costs of our suppliers; energy prices; war and the prospect of war, including terrorist activity; availability of consumer transportation; construction delays; access to available and feasible financing; and changes in laws or regulations. Certain of these risks are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of our Annual Report on Form 10-K for the year ended August 29, 2009, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
At November 21, 2009, there have been no material changes to our instruments and positions that are sensitive to market risk since the disclosures in our 2009 Annual Report to Stockholders, except as described below.
The fair value of our debt was estimated at $2.935 billion as of November 21, 2009, and $2.853 billion as of August 29, 2009, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same remaining maturities. Such fair value is greater than the carrying value of debt by $195.4 million at November 21, 2009 and $126.5 million at August 29, 2009. We had $290.2 million of variable rate debt outstanding at November 21, 2009, and $277.6 million of variable rate debt outstanding at August 29, 2009. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $2.9 million in fiscal 2010. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $2.449 billion at November 21, 2009, and $2.449 billion at August 29, 2009. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $105.1 million at November 21, 2009, and $105.9 million at August 29, 2009.

Item 4.	Controls and Procedures.
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 21, 2009. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 21, 2009. During or subsequent to the quarter ended November 21, 2009, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

Item 4T.	Controls and Procedures.
Not applicable.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part I, Item 3, of our Annual Report on Form 10-K for the fiscal year ended August 29, 2009.

Item 1A.	Risk Factors.
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 29, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Shares of common stock repurchased by the Company during the quarter ended November 21, 2009, were as follows:
Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number of	Average	Part of Publicly	Be Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs
August 30, 2009 to September 26, 2009	108,363	$144.94	108,363	$293,376,959
September 27, 2009 to October 24, 2009	1,120,250	145.01	1,120,250	130,931,474
October 25, 2009 to November 21, 2009	188,971	138.79	188,971	104,704,079

Total	1,417,584	$144.17	1,417,584	$104,704,079

All of the above repurchases were part of publicly announced plans that were authorized by the Company’s Board of Directors for the purchase of a maximum of $7.9 billion in common shares as of November 21, 2009. The program was initially announced in January 1998, and was most recently amended on December 16, 2009, to increase the repurchase authorization to $8.4 billion from $7.9 billion. The program does not have an expiration date.

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

*10.1
First Amendment to Amended and Restated Employment Agreement between AutoZone, Inc. and Robert D. Olsen dated September 29, 2009. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated September 30, 2009.

12.1		Computation of Ratio of Earnings to Fixed Charges.

15.1		Letter Regarding Unaudited Interim Financial Statements.

31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	.INS	XBRL Instance Document

**101	.SCH	XBRL Taxonomy Extension Schema Document

**101	.CAL	XBRL Taxonomy Extension Calculation Document

**101	.LAB	XBRL Taxonomy Extension Labels Document

**101	.PRE	XBRL Taxonomy Extension Presentation Document

**101	.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.

**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOZONE, INC.
	By:	/s/ WILLIAM T. GILES
William T. Giles
Chief Financial Officer, Executive Vice President, Finance, Information Technology and Store Development (Principal Financial Officer)

	By:	/s/ CHARLIE PLEAS, III
Charlie Pleas, III
Dated: December 17, 2009		Senior Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
The following exhibits are filed as part of this report:

3.1		Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2		Fourth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 99.2 to the Form 8-K dated September 28, 2007.

*10.1
First Amendment to Amended and Restated Employment Agreement between AutoZone, Inc. and Robert D. Olsen dated September 29, 2009. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated September 30, 2009.

12.1		Computation of Ratio of Earnings to Fixed Charges.

15.1		Letter Regarding Unaudited Interim Financial Statements.

31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	.INS	XBRL Instance Document

**101	.SCH	XBRL Taxonomy Extension Schema Document

**101	.CAL	XBRL Taxonomy Extension Calculation Document

**101	.LAB	XBRL Taxonomy Extension Labels Document

**101	.PRE	XBRL Taxonomy Extension Presentation Document

**101	.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.

**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”