Form 10-Q
period 2010-02-13
AUTOZONE INC
filed 2010-03-18
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 13, 2010,
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
Common Stock, $.01 Par Value — 48,759,768 shares outstanding as of March 15, 2010.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AUTOZONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	February 13,	August 29,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$105,161	$92,706
Accounts receivable	147,466	126,514
Merchandise inventories	2,261,528	2,207,497
Other current assets	134,558	135,013

Total current assets	2,648,713	2,561,730

Property and equipment:
Property and equipment	3,901,843	3,809,414
Less: Accumulated depreciation and amortization	1,518,700	1,455,057

	2,383,143	2,354,357

Other assets:
Goodwill, net of accumulated amortization	302,645	302,645
Deferred income taxes	50,746	59,067
Other long-term assets	39,745	40,606

	393,136	402,318

	$5,424,992	$5,318,405

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2,144,995	$2,118,746
Accrued expenses and other current liabilities	367,059	381,271
Income taxes payable	72,774	35,145
Deferred income taxes	164,496	171,590

Total current liabilities	2,749,324	2,706,752

Debt	2,774,700	2,726,900
Other liabilities	322,639	317,827
Stockholders’ equity (deficit)	(421,671)	(433,074)

	$5,424,992	$5,318,405

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 13,	February 14,	February 13,	February 14,
	2010	2009	2010	2009

Net sales	$1,506,225	$1,447,877	$3,095,469	$2,926,169
Cost of sales, including warehouse and delivery expenses	752,489	728,579	1,541,809	1,465,681

Gross profit	753,736	719,298	1,553,660	1,460,488
Operating, selling, general and administrative expenses	523,355	504,602	1,062,850	1,007,254

Operating profit	230,381	214,696	490,810	453,234
Interest expense, net	36,309	31,907	72,650	63,072

Income before income taxes	194,072	182,789	418,160	390,162
Income taxes	70,739	66,925	151,527	142,927

Net income	$123,333	$115,864	$266,633	$247,235

Weighted average shares for basic earnings per share	49,436	56,517	49,775	57,421
Effect of dilutive stock equivalents	750	648	730	619

Adjusted weighted average shares for diluted earnings per share	50,186	57,165	50,505	58,040

Basic earnings per share	$2.49	$2.05	$5.36	$4.31

Diluted earnings per share	$2.46	$2.03	$5.28	$4.26

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Twenty-Four Weeks Ended
	February 13,	February 14,
	2010	2009
Cash flows from operating activities:
Net income	$266,633	$247,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	87,099	81,964
Amortization of debt origination fees	2,999	1,240
Income tax benefit from exercise of stock options	(7,061)	(4,053)
Deferred income taxes	(2,145)	11,724
Share-based compensation expense	8,867	9,307
Changes in operating assets and liabilities:
Accounts receivable	(20,849)	(55,601)
Merchandise inventories	(52,560)	(58,021)
Accounts payable and accrued expenses	9,965	(49,207)
Income taxes payable	46,532	(35,380)
Other, net	9,428	(914)

Net cash provided by operating activities	348,908	148,294

Cash flows from investing activities:
Capital expenditures	(111,128)	(98,146)
Purchase of marketable securities	(10,467)	(14,520)
Proceeds from sale of marketable securities	8,015	12,164
Disposal of capital assets and other, net	4,231	6,925

Net cash used in investing activities	(109,349)	(93,577)

Cash flows from financing activities:
Net proceeds from commercial paper	47,800	441,455
Repayment of debt	—	(700)
Net proceeds from sale of common stock	18,726	23,666
Purchase of treasury stock	(291,888)	(647,166)
Income tax benefit from exercise of stock options	7,061	4,053
Payments of capital lease obligations	(9,084)	(8,126)
Other, net	—	534

Net cash used in financing activities	(227,385)	(186,284)

Effect of exchange rate changes on cash	281	(2,921)

Net increase (decrease) in cash and cash equivalents	12,455	(134,488)
Cash and cash equivalents at beginning of period	92,706	242,461

Cash and cash equivalents at end of period	$105,161	$107,973

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — General
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Annual Report to Stockholders for AutoZone, Inc. (“AutoZone” or the “Company”) for the year ended August 29, 2009 (the “2009 Annual Report to Stockholders”).
Operating results for the twelve and twenty-four weeks ended February 13, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2010. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2009 had 16 weeks and fiscal 2010 will also have 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring in the spring and summer months during the first, third and fourth quarters and the lowest sales generally occurring in the winter months during the second quarter.
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
In December 2007, the FASB issued ASC 805 (formerly FASB Statement 141R, “Business Combinations”). This standard significantly changes the accounting for and reporting of business combinations in consolidated financial statements. Among other things, ASC 805 requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed at the acquisition date and requires the expensing of most transaction and restructuring costs. The Company adopted this standard effective August 30, 2009, and it is applicable only to transactions occurring after the effective date, of which there have been none as of the date of the consolidated financial statements.
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
Total share-based compensation expense (a component of operating, selling, general and administrative expenses) was $4.6 million for the twelve week period ended February 13, 2010, and was $4.9 million for the comparable prior year period. Share-based compensation expense was $8.9 million for the twenty-four week period ended February 13, 2010, and was $9.3 million for the comparable prior year period.

During the twenty-four week period ended February 13, 2010, the Company made stock option grants of 496,580 shares. The Company granted options to purchase 591,442 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the twenty-four week periods ended February 13, 2010 and February 14, 2009, using the Black-Scholes-Merton multiple-option pricing valuation model, was $40.75 and $34.00 per share, respectively, using the following weighted average key assumptions:

	Twenty-Four Weeks Ended
	February 13,	February 14,
	2010	2009
Expected price volatility	31%	28%
Risk-free interest rate	1.8%	2.5%
Weighted average expected lives in years	4.3	4.1
Forfeiture rate	10.0%	10.0%
Dividend yield	0.0%	0.0%
See AutoZone’s 2009 Annual Report to Stockholders for a discussion of the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards.
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
At February 13, 2010, our assets and liabilities required to be measured at fair value include investments (Level 1) of $71.9 million, which are included in other current assets in the accompanying Condensed Consolidated Balance Sheet. The investments are valued at the closing quoted price in the principal active market as of the last business day of the quarter. See “Note D — Marketable Securities” for further discussion.
The Company has financial instruments, including cash and cash equivalents, accounts receivable, other current assets and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short maturities. A discussion of the carrying values and fair values of the Company’s debt is included in “Note G — Debt”.
Note D — Marketable Securities
The Company invests a portion of its assets held by the Company’s wholly owned insurance captive in marketable debt securities and classifies them as available-for-sale. The Company includes these securities in other current assets in the accompanying Condensed Consolidated Balance Sheet. The investments are recorded at fair value, which is typically valued at the closing quoted price in the principal active market as of the last business day of the quarter.
Unrealized gains and losses on the marketable securities are recorded in accumulated other comprehensive income, net of tax. The Company’s basis for determining the cost of a security sold is the “Specific Identification Model”. The Company’s available-for-sale marketable securities consisted of the following:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
(in thousands)	Basis	Gains	Losses	Fair Value
February 13, 2010	$70,616	$1,364	$(52)	$71,928

August 29, 2009	$68,862	$1,510	$(334)	$70,038

The debt securities held at February 13, 2010, had maturities ranging from less than one year to less than three years and consisted primarily of high grade corporate and government fixed income securities. The Company did not realize any material gains or losses on its marketable securities during the twenty-four week period ended February 13, 2010.
As of February 13, 2010, the Company holds four securities that are in an unrealized loss position. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the creditworthiness of the issuer, the term to maturity and intent and ability to hold the investments until maturity or until recovery of fair value.
Note E — Merchandise Inventories
Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method for domestic inventories and the first-in, first-out (“FIFO”) method for Mexico inventories. Included in inventories are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $239.3 million at February 13, 2010, and $223.0 million at August 29, 2009.
Note F — Pension Plans
The components of net periodic pension expense (income) related to the Company’s pension plans for all periods presented are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 13,	February 14,	February 13,	February 14,
(in thousands)	2010	2009	2010	2009

Interest cost	$2,611	$2,457	$5,222	$4,914
Expected return on plan assets	(2,087)	(2,927)	(4,175)	(5,854)
Amortization of prior service cost	—	14	—	28
Amortization of net loss	1,877	17	3,755	34

Net periodic pension expense (income)	$2,401	$(439)	$4,802	$(878)

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the twenty-four week period ended February 13, 2010, the Company did not make any contributions to its funded plan and does not expect to make any additional cash contributions during the remainder of fiscal 2010.
Note G — Debt
The Company’s debt consisted of the following:

	February 13,	August 29,
(in thousands)	2010	2009

4.75% Senior Notes due November 2010, effective interest rate of 4.17%	$199,300	$199,300
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	300,000	300,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.5% Senior Notes due January 2014, effective interest rate of 6.63%	500,000	500,000
5.75% Senior Notes due January 2015, effective interest rate of 5.89%	500,000	500,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.95% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
Commercial paper, weighted average interest rate of 0.31% and 0.49% at February 13, 2010 and August 29, 2009, respectively	325,400	277,600

	$2,774,700	$2,726,900

As of February 13, 2010, the 4.75% Senior Notes due November 2010 and the commercial paper borrowings mature in the next twelve months, but are classified as long-term in the accompanying Condensed Consolidated Balance Sheet, as the Company has the ability and intent to refinance the borrowings on a long-term basis. Before considering the effect of commercial paper borrowings, the Company had $676.8 million of availability under its $800 million revolving credit facility, expiring in July 2012, which would allow it to replace these short term obligations with long-term financing.

The fair value of the Company’s debt was estimated at $2.983 billion as of February 13, 2010, and $2.853 billion as of August 29, 2009, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same remaining maturities. Such fair value is greater than the carrying value of debt by $207.9 million at February 13, 2010, and $126.5 million at August 29, 2009.
Note H — Stock Repurchase Program
From January 1, 1998 to February 13, 2010, the Company has repurchased a total of 117.4 million shares at an aggregate cost of $7.9 billion, including 1,982,783 shares of its common stock at an aggregate cost of $291.9 million during the twenty-four week period ended February 13, 2010. On December 16, 2009, the Board of Directors (the “Board”) voted to increase the authorization by $500 million to raise the cumulative share repurchase authorization from $7.9 billion to $8.4 billion. Considering cumulative repurchases as of February 13, 2010, the Company had $517.2 million remaining under the Board’s authorization to repurchase its common stock.
Note I — Comprehensive Income
Comprehensive income includes foreign currency translation adjustments; the impact from certain derivative financial instruments designated and effective as cash flow hedges, including changes in fair value, as applicable; the reclassification of gains and/or losses from accumulated other comprehensive loss to net income to offset the earnings impact of the underlying items being hedged; pension liability adjustments and changes in the fair value of certain investments classified as available-for- sale. During the twenty-four week period ended February 13, 2010, the Mexican Peso remained relatively flat against the US Dollar. The foreign currency translation adjustments of $11.2 million and $52.8 million in the twelve week and twenty-four week periods ended February 14, 2009 were attributable to the weakening of the Mexican Peso against the US Dollar, which as of February 14, 2009, had decreased by approximately 40% when compared to the fiscal year ended August 30, 2008.
Comprehensive income for all periods presented is as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 13,	February 14,	February 13,	February 14,
(in thousands)	2010	2009	2010	2009

Net income, as reported	$123,333	$115,864	$266,633	$247,235
Foreign currency translation adjustments	(1,554)	(11,183)	(66)	(52,783)
Net impact from derivative instruments	(141)	(1,029)	(282)	(2,286)
Pension liability adjustments	2,461	—	2,461	—
Unrealized (losses) gains from marketable securities	(84)	571	99	139

Comprehensive income	$124,015	$104,223	$268,845	$192,305

Note J — Segment Reporting
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
The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 4,491 stores in the United States, including Puerto Rico, and Mexico. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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
The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 13,	February 14,	February 13,	February 14,
(in thousands)	2010	2009	2010	2009
Net Sales
Auto Parts Stores	$1,472,958	$1,414,850	$3,029,218	$2,860,452
Other	33,267	33,027	66,251	65,717

Total	$1,506,225	$1,447,877	$3,095,469	$2,926,169

Segment Profit
Auto Parts Stores	$726,797	$692,078	$1,499,795	$1,406,098
Other	26,939	27,220	53,865	54,390

Gross profit	753,736	719,298	1,553,660	1,460,488
Operating, selling, general and administrative expenses	(523,355)	(504,602)	(1,062,850)	(1,007,254)
Interest expense, net	(36,309)	(31,907)	(72,650)	(63,072)

Income before income taxes	$194,072	$182,789	$418,160	$390,162

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AutoZone, Inc.
We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of February 13, 2010, the related condensed consolidated statements of income for the twelve and twenty-four week periods ended February 13, 2010 and February 14, 2009, and the condensed consolidated statements of cash flows for the twenty-four week periods ended February 13, 2010 and February 14, 2009. These financial statements are the responsibility of the Company’s management.
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
March 18, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are the nation’s leading retailer and a leading distributor of automotive replacement parts and accessories. We began operations in 1979 and at February 13, 2010, operated 4,289 stores in the United States, including Puerto Rico, and 202 in Mexico. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At February 13, 2010, in 2,321 of our domestic stores, we also have a commercial sales program that provides prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and as part of our commercial sales program, through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.
Operating results for the twelve and twenty-four weeks ended February 13, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2010. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2009 had 16 weeks and fiscal 2010 will have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring in the spring and summer months during the first, third and fourth quarters and the lowest sales generally occurring in the winter months during the second quarter.
Executive Summary
Net sales were up 4.0%, driven by domestic same store sales growth of 1.0%. We experienced sales growth from both our retail and commercial customers. Earnings per share increased 21.2% for the quarter.
There are various factors occurring within the current economy that affect both our consumer and our industry, including high unemployment and other challenging economic conditions, which we believe have aided our sales growth during the quarter. We continue to believe we are well positioned to help our customers save money and meet their needs in a challenging macro environment. The two statistics that we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While recently we have seen minimal correlation in sales performance with miles driven, it has historically been a key statistic with a strong correlation to our sales results over the long term. Miles driven improved during the quarter, and the average age of the U.S. light vehicle fleet continues to trend in our industry’s favor.
In the current environment, we have experienced more balance in category sales of our maintenance, failure and discretionary categories as compared to previous quarters. Failure related categories were our best performing categories during the quarter. We remain focused on refining and expanding our product assortment to ensure we have the “best” merchandise at the “right” price in each of our categories.
Twelve Weeks Ended February 13, 2010,
Compared with Twelve Weeks Ended February 14, 2009
Net sales for the twelve weeks ended February 13, 2010, increased $58.3 million to $1.506 billion, or 4.0%, over net sales of $1.448 billion for the comparable prior year period. Total auto parts sales increased by 4.1%, primarily driven by a domestic same store sales (sales for stores open at least one year) increase of 1.0% and net sales of $41.9 million from new stores. The domestic same store sales increase was driven by higher transaction value, partially offset by lower transaction count.
Gross profit for the twelve weeks ended February 13, 2010, was $753.7 million, or 50.0% of net sales, compared with $719.3 million, or 49.7% of net sales, during the comparable prior year period. Gross margin increased by 36 basis points primarily due to a favorable shrink expense comparison of 17 basis points, a shift in mix of sales to higher margin products, and lower product acquisition costs.
Operating, selling, general and administrative expenses for the twelve weeks ended February 13, 2010, were $523.4 million, or 34.7% of net sales, compared with $504.6 million, or 34.9% of net sales, during the comparable prior year period. The reduction in operating expenses, as a percentage of sales, was a result of tighter expense management, partially offset by 25 basis points of expense from the continued investment in our hub store initiative. Additionally, operating expenses for the quarter were negatively impacted by higher pension expense (20 basis points), partially offset by a favorable credit card class action settlement (17 basis points).
Net interest expense for the twelve weeks ended February 13, 2010, was $36.3 million compared with $31.9 million during the comparable prior year period. This increase was primarily due to the increase in debt over the comparable prior year period, partially offset by a decline in borrowing rates. Average borrowings for the twelve weeks ended February 13, 2010, were $2.794 billion, compared with $2.415 billion for the comparable prior year period. Weighted average borrowing rates were 5.2% for the twelve weeks ended February 13, 2010, and 5.4% for the twelve weeks ended February 14, 2009.

Our effective income tax rate was 36.4% of pretax income for the twelve weeks ended February 13, 2010, and 36.6% for the comparable prior year period. We expect a rate of approximately 37% for the remainder of the year; however, the annual rate depends on a number of factors, including the amount and source of operating profit and the timing and nature of discrete income tax events.
Net income for the twelve week period ended February 13, 2010, increased by $7.5 million to $123.3 million, and diluted earnings per share increased by 21.2% to $2.46 from $2.03 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.25.
Twenty-Four Weeks Ended February 13, 2010,
Compared with Twenty-Four Weeks Ended February 14, 2009
Net sales for the twenty-four weeks ended February 13, 2010, increased $169.3 million to $3.095 billion, or 5.8% over net sales of $2.926 billion for the comparable prior year period. Total auto parts sales increased by 5.9%, primarily driven by net sales of $80.3 million from new stores and an increase in domestic comparable store sales (sales for domestic stores opened at least one year) of 3.4%. The domestic same store sales increase was driven by higher transaction value, partially offset by lower transaction count.
Gross profit for the twenty-four weeks ended February 13, 2010, was $1.554 billion, or 50.2% of net sales, compared with $1.460 billion, or 49.9% of net sales, during the comparable prior year period. Gross margin increased by 28 basis points primarily due to a favorable shrink comparison (18 basis points) and leverage of distribution costs primarily from lower fuel charges (13 basis points).
Operating, selling, general and administrative expenses for the twenty-four weeks ended February 13, 2010, were $1.063 billion, or 34.3% of net sales, compared with $1.007 billion, or 34.4% of net sales, during the comparable prior year period. The decrease in operating expenses, as a percent of sales, was primarily due to our leverage of store operating expenses due to higher sales volumes and tighter expense management, partially offset by our ongoing investment in our hub store initiative (23 basis points) and increased pension expense (19 basis points).
Net interest expense for the twenty-four weeks ended February 13, 2010, was $72.7 million compared with $63.1 million during the comparable prior year period. This increase was primarily due to higher average borrowing levels, partially offset by a decline in borrowing rates. Average borrowings for the twenty-four weeks ended February 13, 2010, were $2.764 billion, compared with $2.333 billion for the comparable prior year period. Weighted average borrowing rates were 5.3% for the twenty-four weeks ended February 13, 2010, and 5.6% for the twenty-four weeks ended February 14, 2009.
Our effective income tax rate was 36.2% of pretax income for the twenty-four weeks ended February 13, 2010, and 36.6% for the comparable prior year period. The actual annual rate for fiscal 2010 will depend on a number of factors, including the amount and source of operating profit and the timing and nature of discrete income tax events.
Net income for the twenty-four week period ended February 13, 2010, increased by $19.4 million to $266.6 million, and diluted earnings per share increased by 23.9% to $5.28 from $4.26 in the comparable prior year period. The impact on year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.49.
Liquidity and Capital Resources
The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the twenty-four weeks ended February 13, 2010, our net cash flows from operating activities provided $348.9 million as compared with $148.3 million provided during the comparable prior year period. The increase is primarily due to timing of tax payments and improvements in accounts payable as our cash flows from operating activities continue to benefit from our inventory purchases being largely financed by our vendors. Our accounts payable to inventory ratio was 95% at February 13, 2010, and 90% at February 14, 2009. In the prior year period, operating cash flows were negatively impacted by $55.6 million, primarily from the discontinuance of the factoring of our commercial accounts receivables with a third party bank.
Our net cash flows from investing activities for the twenty-four weeks ended February 13, 2010, used $109.3 million as compared with $93.6 million used in the comparable prior year period. Capital expenditures for the twenty-four weeks ended February 13, 2010, were $111.1 million compared to $98.1 million for the comparable prior year period. During this twenty-four week period, we opened 74 net new stores, including 14 stores in Mexico. In the comparable prior year period, we opened 59 net new stores, including 10 in Mexico. Investing cash flows were also impacted by our wholly owned insurance captive, which purchased $10.5 million and sold $8.0 million in marketable securities during the twenty-four weeks ended February 13, 2010. During the comparable prior year period, this captive purchased $14.5 million in marketable securities and sold $12.2 million in marketable securities. Capital asset disposals provided $4.2 million during the twenty-four week period and $6.9 million in the prior year period.
Our net cash flows from financing activities for the twenty-four weeks ended February 13, 2010, used $227.4 million compared to $186.3 million used in the comparable prior year period. Net proceeds from commercial paper borrowings were $47.8 million versus $441.5 million in the comparable prior year period. Stock repurchases were $291.9 million in the current twenty-four week period as compared with $647.2 million in the comparable prior year period. For the twenty-four weeks ended February 13, 2010, proceeds from the sale of common stock and exercises of stock options provided $25.8 million, including $7.1 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $27.7 million, including $4.1 million in related tax benefits.

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
Depending on the timing and magnitude of our future investments (either in the form of leased or purchased properties or acquisitions), working capital requirements and stock repurchases, we anticipate that we will rely primarily on internally generated funds and available borrowing capacity. However, the balance may be funded through new borrowings. We anticipate that we will be able to obtain such financing in view of our current credit ratings and previous history in the credit markets.
Credit Ratings
At February 13, 2010, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB and a commercial paper rating of A-2. Moody’s Investors Service (“Moody’s”) had assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. Fitch Ratings (“Fitch”) assigned us a BBB rating for senior unsecured debt and an F-2 rating for commercial paper. As of February 13, 2010, Standard & Poor’s, Moody’s and Fitch had AutoZone listed as having a “stable” outlook. If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense will likely increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.
Debt Facilities
We maintain an $800 million revolving credit facility with a group of banks to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. The credit facility may be increased to $1.0 billion at AutoZone’s election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit, and may include up to $100 million in capital leases each fiscal year. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, we had $323.1 million in available capacity under this facility at February 13, 2010. Interest accrues on Eurodollar loans at a defined Eurodollar rate plus the applicable percentage, which could range from 150 basis points to 450 basis points, depending upon our senior unsecured (non-credit enhanced) long-term debt rating. This facility expires in July 2012.
The 6.50% and 7.125% Senior Notes issued during August 2008, and the 5.75% Senior Notes issued in July 2009, are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded. They also contain a provision that repayment of the notes may be accelerated if AutoZone experiences a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of February 13, 2010, we were in compliance with all covenants and expect to remain in compliance with all covenants.
Stock Repurchases
From January 1, 1998 to February 13, 2010, we have repurchased a total of 117.4 million shares at an aggregate cost of $7.9 billion, including 1,982,783 shares of our common stock at an aggregate cost of $291.9 million during the twenty-four week period ended February 13, 2010. On December 16, 2009, the Board of Directors (the “Board”) voted to increase the authorization by $500 million to raise the cumulative share repurchase authorization from $7.9 billion to $8.4 billion. Considering cumulative repurchases as of February 13, 2010, the Company had $517.2 million remaining under the Board’s authorization to repurchase our common stock.
Off-Balance Sheet Arrangements
Since fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover premium and deductible payments to our workers’ compensation carriers. Our total stand-by letters of credit commitment at February 13, 2010, was $123.7 million compared with $111.9 million at August 29, 2009, and our total surety bonds commitment at February 13, 2010, was $16.4 million compared with $14.8 million at August 29, 2009.

Financial Commitments
As of February 13, 2010, there were no significant changes to our contractual obligations as described in our 2009 Annual Report to Stockholders.
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
In December 2007, the FASB issued ASC 805 (formerly FASB Statement 141R, “Business Combinations”). This standard significantly changes the accounting for and reporting of business combinations in consolidated financial statements. Among other things, ASC 805 requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed at the acquisition date and requires the expensing of most transaction and restructuring costs. We adopted this standard effective August 30, 2009, and it is applicable only to transactions occurring after the effective date, of which there have been none as of the date of the consolidated financial statements.
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
In May 2009, the FASB issued ASC 855 (formerly FASB Statement No. 165, “Subsequent Events”), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted ASC 855 on August 29, 2009, and it had no impact on our consolidated financial statements.
Critical Accounting Policies
Preparation of our consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements, reported amounts of revenues and expenses during the reporting period and related disclosures of contingent liabilities. Our policies are evaluated on an ongoing basis, and our significant judgments and estimates are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ under different assumptions or conditions.
Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report to Stockholders. Our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended August 29, 2009.
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
At February 13, 2010, there have been no material changes to our instruments and positions that are sensitive to market risk since the disclosures in our 2009 Annual Report to Stockholders, except as described below.
The fair value of our debt was estimated at $2.983 billion as of February 13, 2010, and $2.853 billion as of August 29, 2009, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same remaining maturities. Such fair value is greater than the carrying value of debt by $207.9 million at February 13, 2010 and $126.5 million at August 29, 2009. We had $325.4 million of variable rate debt outstanding at February 13, 2010, and $277.6 million of variable rate debt outstanding at August 29, 2009. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $3.3 million in fiscal 2010. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $2.449 billion at February 13, 2010, and $2.449 billion at August 29, 2009. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $101.6 million at February 13, 2010, and $105.9 million at August 29, 2009.

Item 4.	Controls and Procedures.
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 13, 2010. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 13, 2010. During or subsequent to the quarter ended February 13, 2010, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Shares of common stock repurchased by the Company during the quarter ended February 13, 2010, were as follows:
Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number of	Average	Part of Publicly	Be Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs
November 22, 2009 to December 19, 2009	—	$—	—	$604,704,079
December 20, 2009 to January 16, 2010	199,008	155.18	199,008	573,821,128
January 17, 2010 to February 13, 2010	366,191	154.64	366,191	517,194,879

Total	565,199	$154.83	565,199	$517,194,879

All of the above repurchases were part of publicly announced plans that were authorized by the Company’s Board of Directors for the purchase of a maximum of $8.4 billion in common shares as of February 13, 2010. The program was initially announced in January 1998, and was most recently amended on December 16, 2009, to increase the repurchase authorization to $8.4 billion from $7.9 billion. The program does not have an expiration date.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Other Information.
(a)	The Annual Meeting of Stockholders was held on December 16, 2009.

(b)	The following directors were elected at the Annual Meeting on December 16, 2009:
William C. Crowley
Sue E. Gove
Earl G. Graves, Jr.
Robert R. Grusky
J.R. Hyde, III
W. Andrew McKenna
George R. Mrkonic, Jr.
Luis P. Nieto
William C. Rhodes, III
Theodore W. Ullyot
(c)	1. All nominees for director were elected pursuant to the following vote:

Nominee	Votes For	Votes Withheld
William C. Crowley	44,521,232	1,306,928
Sue E. Gove	45,789,223	38,937
Earl G. Graves, Jr.	45,774,015	54,145
Robert R. Grusky	45,672,683	155,477
J.R. Hyde, III	45,644,802	183,358
W. Andrew McKenna	45,793,811	34,349
George R. Mrkonic, Jr.	45,780,920	47,240
Luis P. Nieto	45,784,861	43,299
William C. Rhodes, III	45,337,921	490,239
Theodore W. Ullyot	45,163,653	664,507
2. AutoZone, Inc. 2010 Executive Incentive Compensation Plan was approved pursuant to the following vote:

For:	42,955,087
Against:	912,214
Abstain:	32,242
3. Ernst & Young LLP was ratified as the Company’s independent registered public accounting firm pursuant to the following vote:

For:	45,334,220
Against:	475,080
Abstain:	18,860
(d)	Not applicable.

Item 5.	Exhibits.
The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Fourth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 99.2 to the Form 8-K dated September 28, 2007.

*10.1
AutoZone, Inc. 2010 Executive Incentive Compensation Plan, incorporated by reference to Exhibit A to the definitive proxy statement dated October 26, 2009, for the Annual Meeting of Stockholders held December 16, 2009.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Document

**101.LAB	XBRL Taxonomy Extension Labels Document

**101.PRE	XBRL Taxonomy Extension Presentation Document

**101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement

**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

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
Dated: March 18, 2010

EXHIBIT INDEX
The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Fourth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 99.2 to the Form 8-K dated September 28, 2007.

*10.1
AutoZone, Inc. 2010 Executive Incentive Compensation Plan, incorporated by reference to Exhibit A to the definitive proxy statement dated October 26, 2009, for the Annual Meeting of Stockholders held December 16, 2009.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Document

**101.LAB	XBRL Taxonomy Extension Labels Document

**101.PRE	XBRL Taxonomy Extension Presentation Document

**101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement

**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”