Form 10-Q
period 2010-05-08
AUTOZONE INC
filed 2010-06-16
CIK 866787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 8, 2010, or

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
Common Stock, $.01 Par Value — 47,010,595 shares outstanding as of June 11, 2010.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AUTOZONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	May 8,	August 29,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$95,762	$92,706
Accounts receivable	121,325	126,514
Merchandise inventories	2,288,364	2,207,497
Other current assets	73,497	135,013

Total current assets	2,578,948	2,561,730

Property and equipment:
Property and equipment	3,950,799	3,809,414
Less: Accumulated depreciation and amortization	1,525,756	1,455,057

	2,425,043	2,354,357
Other assets:
Goodwill, net of accumulated amortization	302,645	302,645
Deferred income taxes	46,642	59,067
Other long-term assets	99,492	40,606

	448,779	402,318

	$5,452,770	$5,318,405

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,235,766	$2,118,746
Accrued expenses and other current liabilities	385,250	381,271
Income taxes payable	88,151	35,145
Deferred income taxes	162,909	171,590

Total current liabilities	2,872,076	2,706,752

Debt	2,698,500	2,726,900
Other liabilities	344,144	317,827

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 49,760 shares issued and 47,648 shares outstanding as of May 8, 2010; 57,881 shares issued and 50,801 shares outstanding as of August 29, 2009	498	579
Additional paid-in capital	515,865	549,326
Retained (deficit) earnings	(514,278)	136,935
Accumulated other comprehensive loss	(84,012)	(92,035)
Treasury stock, at cost	(380,023)	(1,027,879)

Total stockholders’ deficit	(461,950)	(433,074)

	$5,452,770	$5,318,405

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 8,	May 9,	May 8,	May 9,
	2010	2009	2010	2009

Net sales	$1,821,990	$1,658,160	$4,917,459	$4,584,330
Cost of sales, including warehouse and delivery expenses	898,869	825,253	2,440,678	2,290,934

Gross profit	923,121	832,907	2,476,781	2,293,396
Operating, selling, general and administrative expenses	567,256	527,675	1,630,106	1,534,930

Operating profit	355,865	305,232	846,675	758,466
Interest expense, net	36,833	31,482	109,483	94,554

Income before income taxes	319,032	273,750	737,192	663,912
Income taxes	116,287	100,061	267,814	242,989

Net income	$202,745	$173,689	$469,378	$420,923

Weighted average shares for basic earnings per share	48,377	54,652	49,309	56,498
Effect of dilutive stock equivalents	835	804	778	681

Adjusted weighted average shares for diluted earnings per share	49,212	55,456	50,087	57,179

Basic earnings per share	$4.19	$3.18	$9.52	$7.45

Diluted earnings per share	$4.12	$3.13	$9.37	$7.36

See Notes to Condensed Consolidated Financial Statements

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirty-Six Weeks Ended
	May 8,	May 9,
	2010	2009
Cash flows from operating activities:
Net income	$469,378	$420,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	129,918	123,273
Amortization of debt origination fees	4,505	1,861
Income tax benefit from exercise of stock options	(10,167)	(7,514)
Deferred income taxes	(4,516)	20,104
Share-based compensation expense	13,215	13,492
Changes in operating assets and liabilities:
Accounts receivable	5,307	(70,337)
Merchandise inventories	(79,177)	(108,047)
Accounts payable and accrued expenses	125,622	84,700
Income taxes payable	61,908	54,449
Other, net	25,014	2,116

Net cash provided by operating activities	741,007	535,020

Cash flows from investing activities:
Capital expenditures	(180,066)	(160,087)
Purchase of marketable securities	(31,417)	(27,730)
Proceeds from sale of marketable securities	28,255	23,299
Disposal of capital assets and other, net	6,452	8,556

Net cash used in investing activities	(176,776)	(155,962)

Cash flows from financing activities:
Net (payments) proceeds of commercial paper	(28,400)	156,600
Repayment of debt	—	(700)
Net proceeds from sale of common stock	28,818	36,795
Purchase of treasury stock	(558,269)	(712,606)
Income tax benefit from exercise of stock options	10,167	7,514
Payments of capital lease obligations	(13,864)	(12,621)

Net cash used in financing activities	(561,548)	(525,018)

Effect of exchange rate changes on cash	373	(2,214)

Net increase (decrease) in cash and cash equivalents	3,056	(148,174)
Cash and cash equivalents at beginning of period	92,706	242,461

Cash and cash equivalents at end of period	$95,762	$94,287

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
Operating results for the twelve and thirty-six weeks ended May 8, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2010. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2009 and fiscal 2010 each have 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the winter months of December and January.
Recent Accounting Pronouncements: In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Arrangements with Multiple Deliverables, which amends Accounting Standards Codification (“ASC”) Topic 605 (formerly Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables). This ASU addresses the accounting for multiple-deliverable revenue arrangements to enable vendors to account for deliverables separately rather than as a combined unit. This ASU will be effective prospectively for revenue arrangements entered into commencing with the Company’s first fiscal quarter beginning August 29, 2010. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820 (formerly FASB Statement No. 157, Fair Value Measurements). This ASU requires a number of additional disclosures regarding fair value measurements such as transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements. It also clarifies existing disclosure requirements related to the level of disaggregation and input valuation techniques. This ASU became effective for the Company commencing with the Company’s third fiscal quarter beginning February 14, 2010, and its adoption has been reflected within “Note C — Fair Value Measurements”. The provisions of ASU 2010-06 did not have a material effect on the consolidated financial statements.
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
Total share-based compensation expense (a component of operating, selling, general and administrative expenses) was $4.3 million for the twelve week period ended May 8, 2010, and was $4.2 million for the comparable prior year period. Share-based compensation expense was $13.2 million for the thirty-six week period ended May 8, 2010, and was $13.5 million for the comparable prior year period.
During the thirty-six week period ended May 8, 2010, the Company made stock option grants of 496,580 shares. The Company granted options to purchase 593,842 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the thirty-six week periods ended May 8, 2010 and May 9, 2009, using the Black-Scholes-Merton multiple-option pricing valuation model, was $40.75 and $34.05 per share, respectively, using the following weighted average key assumptions:

	Thirty-Six Weeks Ended
	May 8,	May 9,
	2010	2009
Expected price volatility	31%	28%
Risk-free interest rate	1.8%	2.4%
Weighted average expected lives in years	4.3	4.1
Forfeiture rate	10.0%	10.0%
Dividend yield	0.0%	0.0%

See AutoZone’s 2009 Annual Report to Stockholders for a discussion of the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards.
For the twelve week period ended May 8, 2010, there were no stock options excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 2,400 anti-dilutive shares were excluded. There were 24,900 anti-dilutive shares excluded from the diluted earnings per share computation for the thirty-six week period ended May 8, 2010 and 32,952 shares excluded for the comparable prior year period.
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
The carrying value of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid assets and accounts payable, approximate fair value because of their short maturities. A discussion of the carrying values and fair values of the Company’s debt is included in “Note F — Debt”.
The Company holds investments in its wholly owned insurance captive in a money market fund and marketable debt securities and classifies them as available-for-sale. The investments are recorded at fair value, which is typically valued at the closing quoted price in the principal active market as of the last business day of the quarter. At May 8, 2010, the debt securities measured at fair value include Level 1 investments of $11.7 million and $60.7 million, which are included in other current assets and other long-term assets, respectively, in the accompanying Condensed Consolidated Balance Sheet.
Unrealized gains and losses on the marketable securities are recorded in accumulated other comprehensive income, net of tax. The Company’s basis for determining the cost of a security sold is the “Specific Identification Model”. The Company’s available-for-sale marketable securities consisted of the following:

	May 8, 2010
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
(in thousands)	Basis	Gains	Losses	Fair Value
Corporate securities	$26,445	$446	$(4)	$26,887
Government bonds	28,954	268	—	29,222
Mortgage-backed securities	10,126	276	—	10,402
Asset-backed securities and other	5,801	89	—	5,890

Total	$71,326	$1,079	$(4)	$72,401

	August 29, 2009
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
(in thousands)	Basis	Gains	Losses	Fair Value
Corporate securities	$28,302	$654	$(5)	$28,951
Government bonds	18,199	283	—	18,482
Mortgage-backed securities	14,772	366	(119)	15,019
Asset-backed securities and other	7,589	207	(210)	7,586

Total	$68,862	$1,510	$(334)	$70,038

The debt securities held at May 8, 2010, had maturities ranging from less than one year to less than three years. The Company did not realize any material gains or losses on its marketable securities during the thirty-six week period ended May 8, 2010.
As of May 8, 2010, the Company holds three securities that are in an unrealized loss position. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the creditworthiness of the issuer, the term to maturity and intent and ability to hold the investments until maturity or until recovery of fair value.

Note D — Merchandise Inventories
Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method for domestic inventories and the first-in, first-out (“FIFO”) method for Mexico inventories. Included in inventories are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $243.0 million at May 8, 2010, and $223.0 million at August 29, 2009.
Note E — Pension Plans
The components of net periodic pension expense (income) related to the Company’s pension plans for all periods presented are as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 8,	May 9,	May 8,	May 9,
(in thousands)	2010	2009	2010	2009

Interest cost	$2,611	$2,457	$7,833	$7,371
Expected return on plan assets	(2,087)	(2,927)	(6,261)	(8,780)
Amortization of prior service cost	—	14	—	41
Amortization of net loss	1,877	17	5,631	51

Net periodic pension expense (income)	$2,401	$(439)	$7,203	$(1,317)

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the thirty-six week period ended May 8, 2010, the Company did not make any contributions to its funded plan and does not expect to make any additional cash contributions during the remainder of fiscal 2010.
Note F — Debt
The Company’s debt consisted of the following:

	May 8,	August 29,
(in thousands)	2010	2009

4.75% Senior Notes due November 2010, effective interest rate of 4.17%	$199,300	$199,300
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	300,000	300,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.5% Senior Notes due January 2014, effective interest rate of 6.63%	500,000	500,000
5.75% Senior Notes due January 2015, effective interest rate of 5.89%	500,000	500,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.95% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
Commercial paper, weighted average interest rate of 0.36% and 0.49% at May 8, 2010 and August 29, 2009, respectively	249,200	277,600

	$2,698,500	$2,726,900

As of May 8, 2010, the 4.75% Senior Notes due November 2010 and the commercial paper borrowings mature in the next twelve months, but are classified as long-term in the accompanying Condensed Consolidated Balance Sheet, as the Company has the ability and intent to refinance the borrowings on a long-term basis. Before considering the effect of commercial paper borrowings, the Company had $693.0 million of availability under its $800 million revolving credit facility, expiring in July 2012, which would allow it to replace these short-term obligations with long-term financing.
The fair value of the Company’s debt was estimated at $2.946 billion as of May 8, 2010, and $2.853 billion as of August 29, 2009, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms. Such fair value is greater than the carrying value of debt by $247.6 million at May 8, 2010, and $126.5 million at August 29, 2009.
Subsequent to May 8, 2010, the Company executed a new $100 million letter of credit facility.

Note G — Stock Repurchase Program
From January 1, 1998 to May 8, 2010, the Company has repurchased a total of 118.9 million shares at an aggregate cost of $8.1 billion, including 3,532,605 shares of its common stock at an aggregate cost of $558.3 million during the thirty-six week period ended May 8, 2010. On December 16, 2009, the Board of Directors (the “Board”) voted to increase the authorization by $500 million to raise the cumulative share repurchase authorization from $7.9 billion to $8.4 billion. Considering cumulative repurchases as of May 8, 2010, the Company had $250.8 million remaining under the Board’s authorization to repurchase its common stock. On June 15, 2010, the Board voted to increase the authorization by $500 million to raise the cumulative share repurchase authorization from $8.4 billion to $8.9 billion. Subsequent to May 8, 2010, the Company has repurchased 816,390 shares of its common stock at an aggregate cost of $153.9 million.
During the thirty-six week period ended May 8, 2010, the Company retired 8.5 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement decreased retained (deficit) earnings by $1,120.3 million and additional paid-in capital by $85.7 million.
Note H — Comprehensive Income
Comprehensive income includes foreign currency translation adjustments; the impact from certain derivative financial instruments designated and effective as cash flow hedges, including changes in fair value, as applicable; the reclassification of gains and/or losses from accumulated other comprehensive loss to net income to offset the earnings impact of the underlying items being hedged; pension liability adjustments and changes in the fair value of certain investments classified as available-for- sale. During the thirty-six week period ended May 8, 2010, the Mexican Peso remained relatively flat against the US Dollar. The foreign currency translation adjustment of $40.5 million in the thirty-six week period ended May 9, 2009, was attributable to the weakening of the Mexican Peso against the US Dollar, which as of May 9, 2009, had decreased by approximately 27% when compared to the fiscal year ended August 30, 2008.
Comprehensive income for all periods presented is as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 8,	May 9,	May 8,	May 9,
(in thousands)	2010	2009	2010	2009

Net income, as reported	$202,745	$173,689	$469,378	$420,923
Foreign currency translation adjustments	6,417	12,310	5,068	(40,473)
Net impact from derivative instruments	(141)	737	(423)	(1,549)
Pension liability adjustments	(309)	—	3,435	—
Unrealized (losses) gains from marketable securities	(154)	250	(55)	389

Comprehensive income	$208,558	$186,986	$477,403	$379,290

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
The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 4,521 stores in the United States, including Puerto Rico, and Mexico. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.
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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented are as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 8,	May 9,	May 8,	May 9,
(in thousands)	2010	2009	2010	2009
Net Sales
Auto Parts Stores	$1,787,069	$1,624,806	$4,816,288	$4,485,258
Other	34,921	33,354	101,171	99,072

Total	$1,821,990	$1,658,160	$4,917,459	$4,584,330

Segment Profit
Auto Parts Stores	$895,163	$805,589	$2,394,959	$2,211,687
Other	27,958	27,318	81,822	81,709

Gross profit	923,121	832,907	2,476,781	2,293,396
Operating, selling, general and administrative expenses	(567,256)	(527,675)	(1,630,106)	(1,534,930)
Interest expense, net	(36,833)	(31,482)	(109,483)	(94,554)

Income before income taxes	$319,032	$273,750	$737,192	$663,912

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AutoZone, Inc.
We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of May 8, 2010, the related condensed consolidated statements of income for the twelve and thirty-six week periods ended May 8, 2010 and May 9, 2009, and the condensed consolidated statements of cash flows for the thirty-six week periods ended May 8, 2010 and May 9, 2009. These financial statements are the responsibility of the Company’s management.
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
June 16, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are the nation’s leading retailer and a leading distributor of automotive replacement parts and accessories. We began operations in 1979 and at May 8, 2010, operated 4,309 stores in the United States, including Puerto Rico, and 212 in Mexico. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At May 8, 2010, in 2,340 of our domestic stores and 141 of our Mexico stores, we also have a commercial sales program that provides prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and as part of our commercial sales program, through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.
Operating results for the twelve and thirty-six weeks ended May 8, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2010. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2009 and fiscal 2010 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the winter months of December and January.
Executive Summary
Net sales were up 9.9%, driven by domestic same store sales growth of 7.1%. We experienced sales growth from both our retail and commercial customers. Earnings per share increased 31.5% for the quarter.
There are various factors occurring within the current economy that affect both our consumer and our industry, including the impact of the recent recession, higher unemployment and other challenging economic conditions, which we believe have aided our sales growth during the quarter. Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will impact us in the future. Our primary response to fluctuations in the demand for the products we sell are to adjust our advertising message, store staffing, and product assortment. We continue to believe we are well positioned to help our customers save money and meet their needs in a challenging macro environment.
The two statistics that we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. Prior to the recession, we had seen a close correlation between our net sales and the number of miles driven; however, recently we have seen minimal correlation in sales performance with miles driven. Sales have grown at an increased rate, while miles driven has either decreased or grown at a slower rate than what we have historically experienced. During this period of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. Since the beginning of the fiscal year and through March 2010 (latest publicly available information), miles driven improved by approximately 1.0% as compared to the comparable prior year period, and the average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. As the economy continues to recover, we believe that annual miles driven will return to pre-recession low single digit growth rates and the correlation between annual miles driven and the annual sales growth of our industry will return.
In the current environment, we have experienced growth in each of our maintenance, failure and discretionary sales categories as compared to previous quarters. Failure related categories were our best performing categories during the quarter. We remain focused on refining and expanding our product assortment to ensure we have the best merchandise at the right price in each of our categories.
Twelve Weeks Ended May 8, 2010,
Compared with Twelve Weeks Ended May 9, 2009
Net sales for the twelve weeks ended May 8, 2010, increased $163.8 million to $1.822 billion, or 9.9%, over net sales of $1.658 billion for the comparable prior year period. Total auto parts sales increased by 10.0%, primarily driven by a domestic same store sales (sales for stores open at least one year) increase of 7.1% and net sales of $50.2 million from new stores. The domestic same store sales increase was driven by higher transaction value, as well as higher transaction count.
Gross profit for the twelve weeks ended May 8, 2010, was $923.1 million, or 50.7% of net sales, compared with $832.9 million, or 50.2% of net sales, during the comparable prior year period. The improvement in gross margin benefited from higher merchandise margins and leveraging distribution costs due to higher sales. The merchandise margin improvement of 23 basis points was attributable to both a shift in mix to higher margin product and lower product acquisition costs.
Operating, selling, general and administrative expenses for the twelve weeks ended May 8, 2010, were $567.3 million, or 31.1% of net sales, compared with $527.7 million, or 31.8% of net sales, during the comparable prior year period. The reduction in operating expenses, as a percentage of sales, reflected leverage of store operating expenses due to higher sales, partially offset by 17 basis points of expense from the continued investment in our hub store initiative and 16 basis points from higher pension expense.

Net interest expense for the twelve weeks ended May 8, 2010, was $36.8 million compared with $31.5 million during the comparable prior year period. This increase was primarily due to the increase in debt over the comparable prior year period, as well as a slight increase in borrowing rates. Average borrowings for the twelve weeks ended May 8, 2010, were $2.743 billion, compared with $2.516 billion for the comparable prior year period. Weighted average borrowing rates were 5.3% for the twelve weeks ended May 8, 2010, and 5.2% for the twelve weeks ended May 9, 2009.
Our effective income tax rate was 36.4% of pretax income for the twelve weeks ended May 8, 2010, and 36.6% for the comparable prior year period.
Net income for the twelve week period ended May 8, 2010, increased by $29.1 million to $202.7 million, and diluted earnings per share increased by 31.5% to $4.12 from $3.13 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.48.
Thirty-Six Weeks Ended May 8, 2010,
Compared with Thirty-Six Weeks Ended May 9, 2009
Net sales for the thirty-six weeks ended May 8, 2010, increased $333.1 million to $4.917 billion, or 7.3% over net sales of $4.584 billion for the comparable prior year period. Total auto parts sales increased by 7.4%, primarily driven by net sales of $130.4 million from new stores and an increase in domestic comparable store sales (sales for domestic stores opened at least one year) of 4.7%. The domestic same store sales increase was driven by higher transaction value.
Gross profit for the thirty-six weeks ended May 8, 2010, was $2.477 billion, or 50.4% of net sales, compared with $2.293 billion, or 50.0% of net sales, during the comparable prior year period. The improvement in gross margin benefited from leveraging distribution costs of 15 basis points primarily due to higher sales and a favorable shrink comparison of 13 basis points as compared to prior year.
Operating, selling, general and administrative expenses for the thirty-six weeks ended May 8, 2010, were $1.630 billion, or 33.1% of net sales, compared with $1.535 billion, or 33.5% of net sales, during the comparable prior year period. The reduction in operating expenses, as a percentage of sales, reflected leverage of store operating expenses due to higher sales, partially offset by 21 basis points of expense from the continued investment in our hub store initiative and 18 basis points from higher pension expense.
Net interest expense for the thirty-six weeks ended May 8, 2010, was $109.5 million compared with $94.6 million during the comparable prior year period. This increase was primarily due to higher average borrowing levels, partially offset by a decline in borrowing rates. Average borrowings for the thirty-six weeks ended May 8, 2010, were $2.757 billion, compared with $2.394 billion for the comparable prior year period. Weighted average borrowing rates were 5.3% for the thirty-six weeks ended May 8, 2010, and 5.5% for the thirty-six weeks ended May 9, 2009.
Our effective income tax rate was 36.3% of pretax income for the thirty-six weeks ended May 8, 2010, and 36.6% for the comparable prior year period. The actual annual rate for fiscal 2010 will depend on a number of factors, including the amount and source of operating profit and the timing and nature of discrete income tax events.
Net income for the thirty-six week period ended May 8, 2010, increased by $48.5 million to $469.4 million, and diluted earnings per share increased by 27.3% to $9.37 from $7.36 in the comparable prior year period. The impact on year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.90.
Liquidity and Capital Resources
The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the thirty-six weeks ended May 8, 2010, our net cash flows from operating activities provided $741.0 million as compared with $535.0 million provided during the comparable prior year period. The increase is primarily due to higher net income of $48.5 million and improvements in accounts payable as our cash flows from operating activities continue to benefit from our inventory purchases being largely financed by our vendors. Our accounts payable to inventory ratio was approximately 98% at May 8, 2010, and approximately 94% at May 8, 2009. In the prior year period, operating cash flows were negatively impacted by a $70.3 million change in accounts receivable, primarily from the discontinuance of the factoring of our commercial accounts receivables with a third party bank.
Our net cash flows from investing activities for the thirty-six weeks ended May 8, 2010, used $176.8 million as compared with $156.0 million used in the comparable prior year period. Capital expenditures for the thirty-six weeks ended May 8, 2010, were $180.1 million compared to $160.1 million for the comparable prior year period. During this thirty-six week period, we opened 104 net new stores, including 24 stores in Mexico. In the comparable prior year period, we opened 100 net new stores, including 20 in Mexico. The increase in capital expenditures as compared to the prior year was driven by a shift in mix from build-to-suit properties to ground leases and land purchases. Investing cash flows were also impacted by our wholly owned insurance captive, which purchased $31.4 million and sold $28.3 million in marketable securities during the thirty-six weeks ended May 8, 2010. During the comparable prior year period, this captive purchased $27.7 million in marketable securities and sold $23.3 million in marketable securities. Capital asset disposals provided $6.5 million during the thirty-six week period ended May 8, 2010, and $8.6 million in the comparable prior year period.

Our net cash flows from financing activities for the thirty-six weeks ended May 8, 2010, used $561.5 million compared to $525.0 million used in the comparable prior year period. Net repayments of commercial paper borrowings were $28.4 million versus net proceeds from commercial paper borrowings of $156.6 million in the comparable prior year period. Stock repurchases were $558.3 million in the current thirty-six week period as compared with $712.6 million in the comparable prior year period. For the thirty-six weeks ended May 8, 2010, proceeds from the sale of common stock and exercises of stock options provided $39.0 million, including $10.2 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $44.3 million, including $7.5 million in related tax benefits.
We expect to invest in our business consistent with historical rates during fiscal 2010, with our investments being directed primarily to our new store development program and enhancements to existing stores and infrastructure. The amount of our investments in our new store program are impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), U.S. or Mexico, urban or rural, etc. Over the past two years, our capital expenditures have increased by approximately 8% to 12% as compared to the prior year. Our mix of store openings has moved away from build-to-suit leases (lower initial capital investment) to ground leases and land purchases (higher initial capital investment), resulting in increased capital expenditures during the previous three years, and we expect this trend to continue during the fiscal year ending August 28, 2010.
In addition to the building and land costs, our new-store development program requires working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate.
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
For the trailing four quarters ended May 8, 2010, our after-tax return on invested capital (“ROIC”) was 26.5% as compared to 24.3% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). ROIC increased primarily due to increased after-tax operating profit. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance.
Credit Ratings
At May 8, 2010, AutoZone had a senior unsecured debt credit rating from Standard & Poor’s of BBB and a commercial paper rating of A-2. Moody’s Investors Service (“Moody’s”) had assigned us a senior unsecured debt credit rating of Baa2 and a commercial paper rating of P-2. Fitch Ratings (“Fitch”) assigned us a BBB rating for senior unsecured debt and an F-2 rating for commercial paper. As of May 8, 2010, Standard & Poor’s, Moody’s and Fitch had AutoZone listed as having a “stable” outlook. If our credit ratings drop, our interest expense may increase; similarly, we anticipate that our interest expense may decrease if our investment ratings are raised. If our commercial paper ratings drop below current levels, we may have difficulty continuing to utilize the commercial paper market and our interest expense will likely increase, as we will then be required to access more expensive bank lines of credit. If our senior unsecured debt ratings drop below investment grade, our access to financing may become more limited.
Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.4:1 as of May 8, 2010, and was 2.3:1 as of May 9, 2009. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels.
Debt Facilities
We maintain an $800 million revolving credit facility with a group of banks to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. The credit facility may be increased to $1.0 billion at AutoZone’s election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit, and may include up to $100 million in capital leases each fiscal year. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, we had $415.5 million in available capacity under this facility at May 8, 2010. Interest accrues on Eurodollar loans at a defined Eurodollar rate plus the applicable percentage, which could range from 150 basis points to 450 basis points, depending upon our senior unsecured (non-credit enhanced) long-term debt rating. This facility expires in July 2012.

The 6.50% and 7.125% Senior Notes issued during August 2008, and the 5.75% Senior Notes issued in July 2009, are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded. They also contain a provision that repayment of the notes may be accelerated if AutoZone experiences a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of May 8, 2010, we were in compliance with all covenants and expect to remain in compliance with all covenants.
Stock Repurchases
From January 1, 1998 to May 8, 2010, we have repurchased a total of 118.9 million shares at an aggregate cost of $8.1 billion, including 3,532,605 shares of our common stock at an aggregate cost of $558.3 million during the thirty-six week period ended May 8, 2010. On December 16, 2009, the Board of Directors (the “Board”) voted to increase the authorization by $500 million to raise the cumulative share repurchase authorization from $7.9 billion to $8.4 billion. Considering cumulative repurchases as of May 8, 2010, we have $250.8 million remaining under the Board’s authorization to repurchase our common stock. On June 15, 2010, the Board voted to increase the authorization by $500 million to raise the cumulative share repurchase authorization from $8.4 billion to $8.9 billion. Subsequent to May 8, 2010, we have repurchased 816,390 shares of our common stock at an aggregate cost of $153.9 million.
Off-Balance Sheet Arrangements
Since fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover premium and deductible payments to our workers’ compensation carriers. Our total stand-by letters of credit commitment at May 8, 2010, was $107.5 million compared with $111.9 million at August 29, 2009, and our total surety bonds commitment at May 8, 2010, was $17.7 million compared with $14.8 million at August 29, 2009. Subsequent to May 8, 2010, we executed a new $100 million letter of credit facility.
Financial Commitments
As of May 8, 2010, there were no significant changes to our contractual obligations as described in our 2009 Annual Report to Stockholders.
Reconciliation of Non-GAAP Financial Measures
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” include certain financial measures not derived in accordance with United States generally accepted accounting principles (“GAAP”). These non-GAAP financial measures provide additional information for determining our optimum capital structure and are used to assist management in evaluating performance and in making appropriate business decisions to maximize stockholders’ value.
Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented the non-GAAP financial measures, as we believe they provide additional information that is useful to investors as they indicate more clearly the Company’s comparative year-to-year operating results. Furthermore, our management and the Compensation Committee of the Board use the abovementioned non-GAAP financial measures to analyze and compare our underlying operating results and to determine payments of performance-based compensation. We have included a reconciliation of this information to the most comparable GAAP measures in the following reconciliation tables.

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital “ROIC”
The following tables reconcile the percentages of ROIC for the trailing four quarters ended May 8, 2010 and May 9, 2009.

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
(in thousands, except percentage)	August 29, 2009	May 9, 2009	August 29, 2009	May 8, 2010	May 8, 2010
Net income	$657,049	$420,923	$236,126	$469,378	$705,504
Adjustments:
Interest expense	142,316	94,554	47,762	109,483	157,245
Rent expense	181,309	123,253	58,056	133,560	191,616
Tax effect (1)	(117,380)	(79,000)	(38,380)	(88,151)	(126,531)

After-tax return	$863,294	$559,730	$303,564	$624,270	$927,834

Average debt (2)					$2,669,100
Average deficit (3)					(369,156)
Rent x 6 (4)					1,149,700
Average capital lease obligations (5)					56,009

Pre-tax invested capital					$3,505,653

ROIC					26.5%

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Seventeen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
(in thousands, except percentage)	August 30, 2008	May 3, 2008	August 30, 2008	May 9, 2009	May 9, 2009 (6)
Net income	$641,606	$397,860	$243,746	$420,923	$664,669
Adjustments:
Interest expense	116,745	81,980	34,765	94,554	129,319
Rent expense	165,121	109,319	55,802	123,253	179,055
Tax effect (1)	(102,755)	(69,738)	(33,017)	(79,401)	(112,418)

After-tax return	$820,717	$519,421	$301,296	$559,329	$860,625

Average debt (2)					$2,309,371
Average equity (3)					102,618
Rent x 6 (4)					1,074,322
Average capital lease obligations (5)					62,537

Pre-tax invested capital					$3,548,848

ROIC					24.3%

(1)	The effective tax rate over the trailing four quarters ended May 8, 2010 and May 9, 2009 is 36.3% and 36.5%, respectively.

(2)	Average debt is equal to the average of our long-term debt measured as of the previous five quarters.

(3)	Average equity is equal to the average of our stockholders’ equity measured as of the previous five quarters.

(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.

(5)	Average capital lease obligations is equal to the average of our capital lease obligations measured as of the previous five quarters.

(6)	The trailing four quarters ended May 9, 2009 includes 53 weeks as the fiscal year ended August 30, 2008 includes 17 weeks during the fourth quarter.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Share-Based Expense “EBITDAR”
The following tables reconcile the ratio of adjusted debt to EBITDAR for the trailing four quarters ended May 8, 2010 and May 9, 2009.

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
(in thousands, except ratio)	August 29, 2009	May 9, 2009	August 29, 2009	May 8, 2010	May 8, 2010
Net income	$657,049	$420,923	$236,126	$469,378	$705,504
Add: Interest expense	142,316	94,554	47,762	109,483	157,245
Income tax expense	376,697	242,989	133,708	267,814	401,522

EBIT	1,176,062	758,466	417,596	846,675	1,264,271
Add: Depreciation expense	180,433	123,273	57,160	129,918	187,078
Rent expense	181,309	123,253	58,056	133,560	191,616
Share-based expense	19,135	13,492	5,643	13,215	18,858

EBITDAR	$1,556,939	$1,018,484	$538,455	$1,123,368	$1,661,823

Debt					$2,698,500
Capital lease obligations					63,337
Add: Rent x 6					1,149,700

Adjusted debt					$3,911,537

Adjusted debt / EDITDAR					2.4

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Seventeen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
(in thousands, except ratio)	August 30, 2008	May 3, 2008	August 30, 2008	May 9, 2009	May 9, 2009 (1)
Net income	$641,606	$397,860	$243,746	$420,923	$664,669
Add: Interest expense	116,745	81,980	34,765	94,554	129,319
Income tax expense	365,783	227,455	138,328	242,989	381,317

EBIT	1,124,134	707,295	416,839	758,466	1,175,305
Add: Depreciation expense	169,509	116,709	52,800	123,273	176,073
Rent expense	165,121	109,319	55,802	123,253	179,055
Share-based expense	18,388	12,630	5,758	13,492	19,250

EBITDAR	$1,477,152	$945,953	$531,199	$1,018,484	$1,549,683

Debt					$2,405,900
Capital lease obligations					57,227
Add: Rent x 6					1,074,322

Adjusted debt					$3,537,449

Adjusted debt / EDITDAR					2.3

(1)	The trailing four quarters ended May 9, 2009 includes 53 weeks as the fiscal year ended August 30, 2008 includes 17 weeks during the fourth quarter.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Arrangements with Multiple Deliverables, which amends Accounting Standards Codification (“ASC”) Topic 605 (formerly Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables). This ASU addresses the accounting for multiple-deliverable revenue arrangements to enable vendors to account for deliverables separately rather than as a combined unit. This ASU will be effective prospectively for revenue arrangements entered into commencing with the Company’s first fiscal quarter beginning August 29, 2010. We do not expect the provisions of ASU 2009-13 to have a material effect on the consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820 (formerly FASB Statement No. 157, Fair Value Measurements). This ASU requires a number of additional disclosures regarding fair value measurements such as transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements. It also clarifies existing disclosure requirements related to the level of disaggregation and input valuation techniques. This ASU became effective for the Company commencing with the Company’s third fiscal quarter beginning February 14, 2010, and its adoption has been reflected within “Note C — Fair Value Measurements”. The provisions of ASU 2010-06 did not have a material effect on the consolidated financial statements.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
At May 8, 2010, there have been no material changes to our instruments and positions that are sensitive to market risk since the disclosures in our 2009 Annual Report to Stockholders, except as described below.
The fair value of our debt was estimated at $2.946 billion as of May 8, 2010, and $2.853 billion as of August 29, 2009, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value is greater than the carrying value of debt by $247.6 million at May 8, 2010 and $126.5 million at August 29, 2009. We had $249.2 million of variable rate debt outstanding at May 8, 2010, and $277.6 million of variable rate debt outstanding at August 29, 2009. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $2.5 million in fiscal 2010. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $2.449 billion at May 8, 2010, and $2.449 billion at August 29, 2009. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $99.1 million at May 8, 2010, and $105.9 million at August 29, 2009.
Item 4. Controls and Procedures.
As of May 8, 2010, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 8, 2010. During or subsequent to the quarter ended May 8, 2010, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Shares of common stock repurchased by the Company during the quarter ended May 8, 2010, were as follows:
Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number of	Average	Part of Publicly	Be Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs
February 14, 2010 to March 13, 2010	378,800	$167.50	378,800	$453,746,636
March 14, 2010 to April 10, 2010	946,012	172.55	946,012	290,511,989
April 11, 2010 to May 8, 2010	225,010	176.43	225,010	250,813,934

Total	1,549,822	$171.88	1,549,822	$250,813,934

All of the above repurchases were part of publicly announced plans that were authorized by the Company’s Board of Directors for the purchase of a maximum of $8.4 billion in common shares as of May 8, 2010. The program was initially announced in January 1998, and was most recently amended on June 15, 2010, to increase the repurchase authorization to $8.9 billion from $8.4 billion. The program does not have an expiration date. Subsequent to May 8, 2010, we have repurchased 816,390 shares of our common stock at an aggregate cost of $153.9 million.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Fourth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 99.2 to the Form 8-K dated September 28, 2007.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Document

*101.LAB	XBRL Taxonomy Extension Labels Document

*101.PRE	XBRL Taxonomy Extension Presentation Document

*	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

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
Charlie Pleas, III
Senior Vice President, Controller (Principal Accounting Officer)
Dated: June 16, 2010

EXHIBIT INDEX
The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Fourth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 99.2 to the Form 8-K dated September 28, 2007.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Document

*101.LAB	XBRL Taxonomy Extension Labels Document

*101.PRE	XBRL Taxonomy Extension Presentation Document

*	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”