Form 10-K
period 2010-08-28
AUTOZONE INC
filed 2010-10-25
CIK 866787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 28, 2010, or

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,831,536,378.
The number of shares of Common Stock outstanding as of October 18, 2010, was 44,625,787.
Documents Incorporated By Reference
Portions of the definitive Proxy Statement to be filed within 120 days of August 28, 2010, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held December 15, 2010, are incorporated by reference into Part III.

Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: credit market conditions; the impact of recessionary conditions; competition; product demand; the ability to hire and retain qualified employees; consumer debt levels; inflation; weather; raw material costs of our suppliers; energy prices; war and the prospect of war, including terrorist activity; construction delays; access to available and feasible financing; and changes in laws or regulations. Certain of these risks are discussed in more detail in the “Risk Factors” section contained in Item IA under Part I of this Annual Report on Form 10-K for the year ended August 28, 2010, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results.

PART I
Item 1. Business
Introduction
AutoZone, Inc. (“AutoZone”, the “Company” or “we”) is the nation’s leading retailer and a leading distributor of automotive replacement parts and accessories. We began operations in 1979 and at August 28, 2010 operated 4,389 stores in the United States and Puerto Rico, and 238 in Mexico. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 28, 2010, in 2,424 of our domestic stores and 173 of our Mexico stores, we also have a commercial sales program that provides prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and as part of our commercial sales program, through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.
At August 28, 2010, our stores were in the following locations:

Store Count
Alabama	99
Arizona	120
Arkansas	59
California	463
Colorado	66
Connecticut	35
Delaware	12
Florida	217
Georgia	175
Idaho	19
Illinois	214
Indiana	141
Iowa	23
Kansas	38
Kentucky	80
Louisiana	109
Maine	6
Maryland	44
Massachusetts	70
Michigan	149
Minnesota	27
Mississippi	85
Missouri	100
Montana	1
Nebraska	14
Nevada	50
New Hampshire	17
New Jersey	68
New Mexico	61
New York	123
North Carolina	172
North Dakota	1
Ohio	229
Oklahoma	67
Oregon	28
Pennsylvania	114
Puerto Rico	25
Rhode Island	15
South Carolina	77

Store Count
South Dakota	2
Tennessee	153
Texas	540
Utah	39
Vermont	1
Virginia	95
Washington	62
Washington, DC	6
West Virginia	23
Wisconsin	50
Wyoming	5

Domestic Total	4,389
Mexico	238

Total	4,627

Marketing and Merchandising Strategy
We are dedicated to providing customers with superior service and quality automotive parts and products at a great value in conveniently located, well-designed stores. Key elements of this strategy are:
Customer Service
Customer service is the most important element in our marketing and merchandising strategy, which is based upon consumer marketing research. We emphasize that our AutoZoners (employees) should always put customers first by providing prompt, courteous service and trustworthy advice. Our electronic parts catalog assists in the selection of parts, and warranties that are offered by us or our vendors on many of the parts that we sell. The wide area network in our stores helps us expedite credit or debit card and check approval processes, locate parts at neighboring AutoZone stores, and in some cases, place special orders directly with our vendors.
Our stores generally open at 7:30 or 8 a.m. and close between 8 and 10 p.m. Monday through Saturday and typically open at 9 a.m. and close between 6 and 9 p.m. on Sunday. However, some stores are open 24 hours, and some have extended hours of 6 or 7 a.m. until midnight seven days a week.
We also provide specialty tools through our Loan-A-Tool® program. Customers can borrow a specialty tool, such as a steering wheel puller, for which a do-it-yourself (“DIY”) customer or a repair shop would have little or no use other than for a single job. AutoZoners also provide other free services, including check engine light readings where allowed by law, battery charging, the collection of DIY used oil for recycling, and the testing of starters, alternators, batteries, sensors and actuators.
Merchandising
The following tables show some of the types of products that we sell by major category of items:

Failure	Maintenance	Discretionary
A/C Compressors	Antifreeze & Windshield Washer Fluid	Air Fresheners
Batteries & Accessories	Brake Drums, Rotors, Shoes & Pads	Cell Phone Accessories
Belts & Hoses	Chemicals, including Brake & Power	Drinks & Snacks
Carburetors	Steering Fluid, Oil & Fuel Additives	Floor Mats & Seat Covers
Chassis	Oil & Transmission Fluid	Mirrors
Clutches	Oil, Air, Fuel & Transmission Filters	Performance Products
CV Axles	Oxygen Sensors	Protectants & Cleaners
Engines	Paint & Accessories	Seat Covers
Fuel Pumps	Refrigerant & Accessories	Sealants & Adhesives
Fuses	Shock Absorbers & Struts	Steering Wheel Covers
Ignition	Spark Plugs & Wires	Stereos & Radios
Lighting	Windshield Wipers	Tools
Mufflers		Wash & Wax
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
We are constantly updating the products we offer to ensure that our inventory matches the products our customers demand.
Pricing
We want to be perceived by our customers as the value leader in our industry, by consistently providing quality merchandise at the right price, backed by a satisfactory warranty and outstanding customer service. On many of our products we offer multiple value choices in a good/better/best assortment, with appropriate price and quality differences from the “good” products to the “better” and “best” products. A key differentiating component versus our competitors is our exclusive line of in-house brands, which includes Valucraft, AutoZone, Duralast and Duralast Gold brands. We believe that our overall value compares favorably to that of our competitors.
Brand: Advertising and Promotions
We believe that targeted advertising and promotions play important roles in succeeding in today’s environment. We are constantly working to understand our customers’ wants and needs so that we can build long-lasting, loyal relationships. We utilize promotions, advertising, and loyalty card programs primarily to advise customers about the overall importance of vehicle maintenance, our great value and the availability of high quality parts. Broadcast and internet media are our primary advertising methods of driving traffic to our stores. We utilize in-store signage, creative product placement and promotions to help educate customers about products that they need.
Store Design and Visual Merchandising
We design and build stores for high visual impact. The typical AutoZone store utilizes colorful exterior and interior signage, exposed beams and ductwork and brightly lighted interiors. Maintenance products, accessories and non-automotive items are attractively displayed for easy browsing by customers. In-store signage and special displays promote products on floor displays, end caps and shelves.
Commercial
Our commercial sales program operates in a highly fragmented market, and we are one of the leading distributors of automotive parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts in the United States, Puerto Rico and Mexico. As a part of the program, we offer delivery to our commercial customers, as well as direct commercial sales through www.autozonepro.com. The program operated out of 2,424 domestic stores and 173 of our Mexico stores as of August 28, 2010. Through our hub stores, we offer a greater range of parts and products desired by professional technicians; this additional inventory is available for our DIY customers as well. We have dedicated sales teams focused on national, regional and public sector commercial accounts.
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

Store Personnel and Training
Each store typically employs from 10 to 16 AutoZoners, including a manager and, in some cases, an assistant manager. AutoZoners typically have prior automotive experience. All AutoZoners are encouraged to complete tests resulting in certifications by the National Institute for Automotive Service Excellence (“ASE”), which is broadly recognized for training certification in the automotive industry. Although we do on-the-job training, we also provide formal training programs, including an annual national sales meeting, regular store meetings on specific sales and product issues, standardized training manuals and a specialist program that provides training to AutoZoners in several areas of technical expertise from the Company, our vendors and independent certification agencies. Training is supplemented with frequent store visits by management.
Store managers, sales representatives and commercial specialists receive financial incentives through performance-based bonuses. In addition, our growth has provided opportunities for the promotion of qualified AutoZoners. We believe these opportunities are important to attract, motivate and retain high quality AutoZoners.
All store support functions are centralized in our store support centers located in Memphis, Tennessee, Monterrey, Mexico and Chihuahua, Mexico. We believe that this centralization enhances consistent execution of our merchandising and marketing strategies at the store level, while reducing expenses and cost of sales.
Store Automation
All of our stores have Z-net, our proprietary electronic catalog that enables our AutoZoners to efficiently look up the parts that our customers need and to provide complete job solutions, advice and information for customer vehicles. Z-net provides parts information based on the year, make, model and engine type of a vehicle and also tracks inventory availability at the store, at other nearby stores and through special order. The Z-net display screens are placed on the hard parts counter or pods, where both the AutoZoner and customer can view the screen. In addition, our wide area network enables the stores to expedite credit or debit card and check approval processes, to access national warranty data, to implement real-time inventory controls and to locate and hold parts at neighboring AutoZone stores.
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
Store Development
The following table reflects store development during the past five fiscal years:

	Fiscal Year
	2010	2009	2008	2007	2006
Beginning stores	4,417	4,240	4,056	3,871	3,673
New stores	213	180	185	186	204
Closed stores	3	3	1	1	6

Net new stores	210	177	184	185	198

Relocated stores	3	9	14	18	18

Ending stores	4,627	4,417	4,240	4,056	3,871

We believe that expansion opportunities exist both in markets that we do not currently serve, as well as in markets where we can achieve a larger presence. We attempt to obtain high visibility sites in high traffic locations and undertake substantial research prior to entering new markets. The most important criteria for opening a new store are its projected future profitability and its ability to achieve our required investment hurdle rate. Key factors in selecting new site and market locations include population, demographics, vehicle profile, customer buying trends, commercial businesses, number and strength of competitors’ stores and the cost of real estate. In reviewing the vehicle profile, we also consider the number of vehicles that are seven years old and older, “our kind of vehicles”; as these are generally no longer under the original manufacturers’ warranties and require more maintenance and repair than younger vehicles. We generally seek to open new stores within or contiguous to existing market areas and attempt to cluster development in markets in a relatively short period of time. In addition to continuing to lease or develop our own stores, we evaluate and may make strategic acquisitions.

Purchasing and Supply Chain
Merchandise is selected and purchased for all stores through our store support centers located in Memphis, Tennessee and Monterrey, Mexico. In fiscal 2010, no class of similar products accounted for 10 percent or more of our total sales. Also, during fiscal 2010, one vendor supplied 10 percent of our purchases; no other individual vendor provided more than 10 percent of our total purchases. We generally have few long-term contracts for the purchase of merchandise. We believe that we have good relationships with our suppliers. We also believe that alternative sources of supply exist, at similar cost, for most types of product sold. Most of our merchandise flows through our distribution centers to our stores by our fleet of tractors and trailers or by third-party trucking firms.
Our hub stores have increased our ability to distribute products on a timely basis to many of our stores and to expand our product assortment. A hub store generally has a larger assortment of products as well as regular replenishment items that can be delivered to a store in its coverage area within 24 hours. Additionally, hub stores can provide replenishment of products sold to stores within its network. Hub stores are generally replenished from distribution centers multiple times per week.
Competition
The sale of automotive parts, accessories and maintenance items is highly competitive in many areas, including name recognition, product availability, customer service, store location and price. AutoZone competes in both the retail DIY and commercial do-it-for-me (“DIFM”) auto parts and products.
Competitors include national, regional and local auto parts chains, independently owned parts stores, on-line parts stores, jobbers, repair shops, car washes and auto dealers, in addition to discount and mass merchandise stores, department stores, hardware stores, supermarkets, drugstores, convenience stores and home stores that sell aftermarket vehicle parts and supplies, chemicals, accessories, tools and maintenance parts. AutoZone competes on the basis of customer service, including the trustworthy advice of our AutoZoners; merchandise quality, selection and availability; price; product warranty; store layouts, location and convenience; and the strength of our AutoZone brand name, trademarks and service marks.
Trademarks and Patents
We have registered several service marks and trademarks in the United States Patent and Trademark office as well as in certain other countries, including our service marks, “AutoZone” and “Get in the Zone,” and trademarks, “AutoZone,” “Duralast,” “Duralast Gold,” “Valucraft,” “ALLDATA,” “Loan-A-Tool” and “Z-net.” We believe that these service marks and trademarks are important components of our marketing and merchandising strategies.
Employees
As of August 28, 2010, we employed over 63,000 persons, approximately 56 percent of whom were employed full-time. About 91 percent of our AutoZoners were employed in stores or in direct field supervision, approximately 5 percent in distribution centers and approximately 4 percent in store support and other functions. Included in the above numbers are approximately 3,000 persons employed in our Mexico operations.
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
William C. Rhodes, III, 45—Chairman, President and Chief Executive Officer, Customer Satisfaction
William C. Rhodes, III, was named Chairman of AutoZone during fiscal 2007 and has been President, Chief Executive Officer and a director since March 2005. Prior to his appointment as President and Chief Executive Officer, Mr. Rhodes was Executive Vice President — Store Operations and Commercial. Previously, he served in various capacities within the Company, including Senior Vice President — Supply Chain and Information Technology, Senior Vice President — Supply Chain, Vice President — Stores, Senior Vice President — Finance and Vice President — Finance and Vice President — Operations Analysis and Support. Prior to 1994, Mr. Rhodes was a manager with Ernst & Young LLP. Mr. Rhodes is currently a member of the Board of Directors for Dollar General Corporation.
William T. Giles, 51—Chief Financial Officer and Executive Vice President — Finance, Information Technology and Store Development, Customer Satisfaction
William T. Giles was elected Chief Financial Officer and Executive Vice President — Finance, Information Technology and Store Development during fiscal 2007. Prior to that, he was Executive Vice President, Chief Financial Officer and Treasurer from June 2006 to December 2006 and Executive Vice President, Chief Financial Officer since May 2006. From 1991 to May 2006, he held several positions with Linens N’ Things, Inc., most recently as the Executive Vice President and Chief Financial Officer. Prior to 1991, he was with Melville, Inc. and PricewaterhouseCoopers.
Harry L. Goldsmith, 59—Executive Vice President, Secretary and General Counsel, Customer Satisfaction
Harry L. Goldsmith was elected Executive Vice President, General Counsel and Secretary during fiscal 2006. Previously, he was Senior Vice President, General Counsel and Secretary since 1996 and was Vice President, General Counsel and Secretary from 1993 to 1996.
James A. Shea, 65—Executive Vice President — Merchandising, Marketing and Supply Chain, Customer Satisfaction
James A. Shea was elected Executive Vice President — Merchandising, Marketing and Supply Chain during fiscal 2007 and has served as Executive Vice President — Merchandising and Marketing since fiscal 2005. He was President and Co-founder of Portero during 2004. Prior to 2004, he was Chief Executive Officer of Party City from 1999 to 2003. From 1995 to 1999, he was with Lechters Housewares where he was Senior Vice President, Marketing and Merchandising before being named President in 1997. From 1990 to 1995, he was Senior Vice President of Home for Kaufmanns Department Store, a division of May Company. Mr. Shea announced his plans to retire, effective at the end of October 2010.
Jon A. Bascom, 53—Senior Vice President and Chief Information Officer, Customer Satisfaction
Jon A. Bascom was elected Senior Vice President and Chief Information Officer during fiscal 2008. Previously, he was Vice President — Information Technology since 1996. Since 1989, Mr. Bascom has worked in a variety of leadership roles in applications development, infrastructure, and technology support. Prior to joining AutoZone, Mr. Bascom worked for Malone & Hyde, AutoZone’s predecessor company, for 9 years.
Timothy W. Briggs, 49—Senior Vice President — Human Resources, Customer Satisfaction
Timothy W. Briggs was elected Senior Vice President — Human Resources during fiscal 2006. Prior to that, he was Vice President — Field Human Resources since March 2005. From 2002 to 2005, Mr. Briggs was Vice President — Organization Development. From 1996 to 2002, Mr. Briggs served in various management capacities at the Limited Inc., including Vice President, Human Resources.
Mark A. Finestone, 49—Senior Vice President — Merchandising, Customer Satisfaction
Mark A. Finestone was elected Senior Vice President — Merchandising during fiscal 2008. Previously, he was Vice President — Merchandising since 2002. Prior to joining AutoZone in 2002, Mr. Finestone worked for May Department Stores for 19 years where he held a variety of leadership roles which included Divisional Vice President, Merchandising.

William W. Graves, 50—Senior Vice President — Supply Chain, Customer Satisfaction
William W. Graves was elected Senior Vice President — Supply Chain during fiscal 2006. Prior thereto, he was Vice President — Supply Chain since 2000. From 1992 to 2000, Mr. Graves served in various capacities with the Company.
Lisa R. Kranc, 57—Senior Vice President — Marketing, Customer Satisfaction
Lisa R. Kranc was elected Senior Vice President — Marketing during fiscal 2001. Previously, she was Vice President — Marketing for Hannaford Bros. Co., a Maine-based grocery chain, since 1997, and was Senior Vice President — Marketing for Bruno’s, Inc., from 1996 to 1997. Prior to 1996, she was Vice President-Marketing for Giant Eagle, Inc. since 1992.
Thomas B. Newbern, 48—Senior Vice President — Store Operations, Customer Satisfaction
Thomas B. Newbern was elected Senior Vice President — Store Operations during fiscal 2007. Previously, Mr. Newbern held the title Vice President — Store Operations for AutoZone since 1998. A 25-year AutoZoner, he has held several key management positions with the Company.
Charlie Pleas, III, 45—Senior Vice President and Controller, Customer Satisfaction
Charlie Pleas, III, was elected Senior Vice President and Controller during fiscal 2007. Prior to that, he was Vice President and Controller since 2003. Previously, he was Vice President - Accounting since 2000, and Director of General Accounting since 1996. Prior to joining AutoZone, Mr. Pleas was a Division Controller with Fleming Companies, Inc. where he served in various capacities from 1988.
Larry M. Roesel, 53—Senior Vice President — Commercial, Customer Satisfaction
Larry M. Roesel joined AutoZone as Senior Vice President — Commercial during fiscal 2007. Mr. Roesel came to AutoZone with more than thirty years of experience with OfficeMax, Inc. and its predecessor, where he served in operations, sales and general management.
Robert D. Olsen, 57—Corporate Development Officer, Customer Satisfaction
Robert D. Olsen was elected Corporate Development Officer as of November 1, 2009, with primary responsibility for Mexico, ALLDATA, and other strategic initiatives. Previously, he was Executive Vice President — Store Operations, Commercial, ALLDATA, and Mexico since fiscal 2007. Prior to that time, he was Executive Vice President — Supply Chain, Information Technology, Mexico and Store Development since fiscal 2006 and before that, Senior Vice President since fiscal 2000 with primary responsibility for store development and Mexico operations. From 1993 to 2000, Mr. Olsen was Executive Vice President and Chief Financial Officer of Leslie’s Poolmart. From 1985 to 1989, Mr. Olsen held several positions with AutoZone, including Senior Vice President and Chief Financial Officer and Vice President — Finance and Controller.
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
If demand for our products slows, then our business may be materially affected.
Demand for products sold by our stores depends on many factors, including:
•	the number of miles vehicles are driven annually. Higher vehicle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices and other factors.
•	the number of vehicles in current service that are seven years old and older. These vehicles are generally no longer under the original vehicle manufacturers’ warranties and tend to need more maintenance and repair than younger vehicles.
•	technological advances. Advances in automotive technology and parts design could result in cars needing maintenance less frequently and parts lasting longer.
•	the weather. Inclement weather may cause vehicle maintenance to be deferred.

•	the economy. In periods of rapidly declining economic conditions, both retail DIY and commercial DIFM customers may defer vehicle maintenance or repair. Additionally, such conditions may affect our customers’ credit availability. During periods of expansionary economic conditions, more of our DIY customers may pay others to repair and maintain their cars instead of working on their own vehicles or they may purchase new vehicles.
•	rising energy prices. Increases in energy prices may cause our customers to defer purchases of certain of our products as they use a higher percentage of their income to pay for gasoline and other energy costs.
For the long term, demand for our products may be affected by:
•	the quality of the vehicles manufactured by the original vehicle manufacturers and the length of the warranties or maintenance offered on new vehicles; and
•	restrictions on access to diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation.
All of these factors could result in immediate and longer term declines in the demand for our products, which could adversely affect our sales, cash flows and overall financial condition.
If we are unable to compete successfully against other businesses that sell the products that we sell, we could lose customers and our sales and profits may decline.
The sale of automotive parts, accessories and maintenance items is highly competitive and is based on many factors, including name recognition, product availability, customer service, store location and price. Competitors are opening locations near our existing stores. AutoZone competes as a provider in both the DIY and DIFM auto parts and accessories markets.
Competitors include national, regional and local auto parts chains, independently owned parts stores, on-line parts stores, jobbers, repair shops, car washes and auto dealers, in addition to discount and mass merchandise stores, department stores, hardware stores, supermarkets, drugstores, convenience stores and home stores that sell aftermarket vehicle parts and supplies, chemicals, accessories, tools and maintenance parts. Although we believe we compete effectively on the basis of customer service, including the knowledge and expertise of our AutoZoners; merchandise quality, selection and availability; product warranty; store layout, location and convenience; price; and the strength of our AutoZone brand name, trademarks and service marks; some competitors may gain competitive advantages, such as greater financial and marketing resources allowing them to sell automotive products at lower prices, larger stores with more merchandise, longer operating histories, more frequent customer visits and more effective advertising. If we are unable to continue to develop successful competitive strategies, or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.
We may not be able to sustain our recent rate of sales growth.
We have increased our store count in the past five fiscal years, growing from 3,673 stores at August 27, 2005, to 4,627 stores at August 28, 2010, an average store count increase per year of 5%. Additionally, we have increased annual revenues in the past five fiscal years from $5.711 billion in fiscal 2005 to $7.363 billion in fiscal 2010, an average increase per year of 6%. Annual revenue growth is driven by the opening of new stores and increases in same-store sales. We open new stores only after evaluating customer buying trends and market demand/needs, all of which could be adversely affected by continued job losses, wage cuts, small business failures and microeconomic conditions unique to the automotive industry. Same store sales are impacted both by customer demand levels and by the prices we are able to charge for our products, which can also be negatively impacted by continued recessionary pressures. We cannot provide any assurance that we will continue to open stores at historical rates or achieve increases in same-store sales.

If we cannot profitably increase our market share in the commercial auto parts business, our sales growth may be limited.
Although we are one of the largest sellers of auto parts in the commercial market, to increase commercial sales we must compete against national and regional auto parts chains, independently owned parts stores, wholesalers and jobbers and auto dealers. Although we believe we compete effectively on the basis of customer service, merchandise quality, selection and availability, price, product warranty, distribution locations, and the strength of our AutoZone brand name, trademarks and service marks, some automotive aftermarket jobbers have been in business for substantially longer periods of time than we have, have developed long-term customer relationships and have large available inventories. If we are unable to profitably develop new commercial customers, our sales growth may be limited.
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
Moreover, significant deterioration in the financial condition of large financial institutions in calendar years 2008 and 2009 resulted in a severe loss of liquidity and availability of credit in global credit markets and in more stringent borrowing terms. During brief time intervals in the fourth quarter of calendar 2008 and the first quarter of calendar 2009, there was no liquidity in the commercial paper markets, resulting in an absence of commercial paper buyers and extraordinarily high interest rates on commercial paper. We can provide no assurance that credit market events such as those that occurred in the fourth quarter of 2008 and the first quarter of 2009 will not occur again in the foreseeable future. Conditions and events in the global credit market could have a material adverse effect on our access to short-term debt and the terms and cost of that debt.
Macroeconomic conditions also impact both our customers and our suppliers. Continued recessionary conditions could result in additional job losses and business failures, which could result in our loss of certain small business customers and curtailment of spending by our retail customers. In addition, continued distress in global credit markets, business failures and other recessionary conditions could have a material adverse effect on the ability of our suppliers to obtain necessary short and long-term financing to meet our inventory demands. Moreover, rising energy prices could impact our merchandise distribution, commercial delivery, utility and product costs. All of these macroeconomic conditions could adversely affect our sales growth, margins and overhead, which could adversely affect our financial condition and operations.
Our business depends upon hiring and retaining qualified employees.
We believe that much of our brand value lies in the quality of our over 63,000 AutoZoners employed in our stores, distribution centers, store support centers and ALLDATA. We cannot be assured that we can continue to hire and retain qualified employees at current wage rates. If we are unable to hire, properly train and/or retain qualified employees, we could experience higher employment costs, reduced sales, losses of customers and diminution of our brand, which could adversely affect our earnings. If we do not maintain competitive wages, our customer service could suffer due to a declining quality of our workforce or, alternatively, our earnings could decrease if we increase our wage rates.
Inability to acquire and provide quality merchandise could adversely affect our sales and results of operations.
We are dependent upon our vendors continuing to supply us with quality merchandise. If our merchandise offerings do not meet our customers’ expectations regarding quality and safety, we could experience lost sales, experience increased costs and be exposed to legal and reputational risk. All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety and quality standards. Events that give rise to actual, potential or perceived product safety concerns could expose us to government enforcement action or private litigation and result in costly product recalls and other liabilities. In addition, negative customer perceptions regarding the safety or quality of the products we sell could cause our customers to seek alternative sources for their needs, resulting in lost sales. In those circumstances, it may be difficult and costly for us to regain the confidence of our customers. Moreover, if any of our significant vendors experiences financial difficulties or otherwise is unable to deliver merchandise to us on a timely basis, or at all, we could have product shortages in our stores that could adversely affect customers’ perceptions of us and cause us to lose customers and sales.

Our largest stockholder, as a result of its voting ownership, may have the ability to exert substantial influence over actions to be taken or approved by our stockholders.
As of October 18, 2010, ESL Investments, Inc. and certain of its affiliates (together, “ESL”) beneficially owned approximately 34.7% of our outstanding common stock. As a result, ESL may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and potential change of control transactions. In the future, ESL may acquire or sell shares of common stock and thereby increase or decrease its ownership stake in us. Significant fluctuations in their level of ownership could have an impact on our share price.
In June 2008, we entered into an agreement with ESL (the “ESL Agreement”), in which ESL has agreed to vote shares of our common stock owned by ESL in excess of 37.5% in the same proportion as all non-ESL-owned shares are voted. Additionally, under the terms of the ESL Agreement, the Company added two directors in August 2008 that were identified by ESL. William C. Crowley, one of the two directors identified by ESL, is the President and Chief Operating Officer of ESL Investments, Inc.
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
Our ability to grow depends in part on new store openings, existing store remodels and expansions and effective utilization of our existing supply chain and hub network.
Our continued growth and success will depend in part on our ability to open and operate new stores and expand and remodel existing stores to meet customers’ needs on a timely and profitable basis. Accomplishing our new and existing store expansion goals will depend upon a number of factors, including the ability to partner with developers and landlords to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, and the integration of new stores into existing operations. There can be no assurance we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new, remodeled and expanded stores profitably.
In addition, we extensively utilize hub stores, our supply chains and logistics management techniques to efficiently stock our stores. If we fail to effectively utilize our existing distribution hubs and/or supply chains, we could experience inappropriate inventory levels in our stores, which could adversely affect our sales volume and/or our margins.
Our failure to protect our reputation could have a material adverse effect on our brand name.
Our ability to maintain our reputation is critical to our brand name. Our reputation could be jeopardized if we fail to maintain high standards for merchandise safety, quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor and environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional resources to rebuild our reputation.

Business interruptions may negatively impact our store hours, operability of our computer and other systems, availability of merchandise and otherwise have a material negative effect on our sales and our business.
War or acts of terrorism, political unrest, hurricanes, windstorms, fires, earthquakes and other natural or other disasters or the threat of any of them, may result in certain of our stores being closed for a period of time or permanently or have a negative impact on our ability to obtain merchandise available for sale in our stores. Some of our merchandise is imported from other countries. If imported goods become difficult or impossible to bring into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be negatively affected.
In the event that commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and stores resulting in lost sales, canceled purchase orders and/or a potential loss of customer loyalty.
We rely extensively on our computer systems to manage inventory, process transactions and summarize results. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, security breaches and catastrophic events. If our systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to manage inventories or process transactions, which could result in lost sales, inability to process purchase orders and/or a potential loss of customer loyalty, which could adversely affect our results of operations.
Healthcare reform legislation could have a negative impact on our business.
The recently enacted Patient Protection and Affordable Care Act (the “Patient Act”) as well as other healthcare reform legislation being considered by Congress and state legislatures may have an impact on our business. While we are currently evaluating the potential effects of the Patient Act on our business, the impact could be extensive and will most likely increase our employee healthcare-related costs. While the significant costs of the recent healthcare legislation enacted will occur after 2013 due to provisions of the legislation being phased in over time, changes to our healthcare costs structure could have a significant, negative impact on our business.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table reflects the square footage and number of leased and owned properties for our stores as of August 28, 2010:

	No. of Stores	Square Footage
Leased	2,319	14,540,910
Owned	2,308	15,486,198

Total	4,627	30,027,108

We have approximately 4.0 million square feet in distribution centers servicing our stores, of which approximately 1.3 million square feet is leased and the remainder is owned. Our distribution centers are located in Arizona, California, Georgia, Illinois, Ohio, Pennsylvania, Tennessee, Texas and Mexico. Our primary store support center is located in Memphis, Tennessee, and consists of approximately 260,000 square feet. We also have two additional store support centers located in Monterrey, Mexico and Chihuahua, Mexico and own or lease other properties that are not material in the aggregate.

Item 3. Legal Proceedings
We are a defendant in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc. et al.,” filed in the U.S. District Court for the Southern District of New York in October 2004. The case was filed by more than 200 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers, against a number of defendants, including automotive aftermarket retailers and aftermarket automotive parts manufacturers. In the amended complaint, the plaintiffs allege, inter alia, that some or all of the automotive aftermarket retailer defendants have knowingly received, in violation of the Robinson-Patman Act (the “Act”), from various of the manufacturer defendants benefits such as volume discounts, rebates, early buy allowances and other allowances, fees, inventory without payment, sham advertising and promotional payments, a share in the manufacturers’ profits, benefits of pay on scan purchases, implementation of radio frequency identification technology, and excessive payments for services purportedly performed for the manufacturers. Additionally, a subset of plaintiffs alleges a claim of fraud against the automotive aftermarket retailer defendants based on discovery issues in a prior litigation involving similar claims under the Act. In the prior litigation, the discovery dispute, as well as the underlying claims, was decided in favor of AutoZone and the other automotive aftermarket retailer defendants who proceeded to trial, pursuant to a unanimous jury verdict which was affirmed by the Second Circuit Court of Appeals. In the current litigation, the plaintiffs seek an unspecified amount of damages (including statutory trebling), attorneys’ fees, and a permanent injunction prohibiting the aftermarket retailer defendants from inducing and/or knowingly receiving discriminatory prices from any of the aftermarket manufacturer defendants and from opening up any further stores to compete with the plaintiffs as long as the defendants allegedly continue to violate the Act.
In an order dated September 7, 2010 and issued on September 16, 2010, the court granted motions to dismiss all claims against AutoZone and its co-defendant competitors and suppliers.  Based on the record in the prior litigation, the court dismissed with prejudice all overlapping claims – that is, those covering the same time periods covered by the prior litigation and brought by the judgment plaintiffs in the prior litigation. The court also dismissed with prejudice the plaintiffs’ attempt to revisit discovery disputes from the prior litigation.  Further, with respect to the other claims under the Act, the court found that the factual statements contained in the complaint fall short of what would be necessary to support a plausible inference of unlawful price discrimination.  Finally, the court held that the AutoZone pay-on-scan program is a difference in non-price terms that are not governed by the Act.  The court ordered the case closed, but also stated that “in an abundance of caution the Court [was] defer[ring] decision on whether to grant leave to amend to allow plaintiff an opportunity to propose curative amendments.” Without moving for leave to amend their complaint for a third time, four plaintiffs filed a Third Amended and Supplemental Complaint (the “Third Amended Complaint”) on October 18, 2010. The Third Amended Complaint repeats and expands certain allegations from previous complaints, asserting two claims under the Act, but states that all other plaintiffs have withdrawn their claims, and that, inter alia, Chief Auto Parts, Inc. has been dismissed as a defendant.  The court set no specific procedure for further response or motion by the defendants.  We anticipate that the defendants, including AutoZone, will request that the court reject the Third Amended Complaint and/or will seek to have it dismissed.
We believe this suit to be without merit and are vigorously defending against it. We are unable to estimate a loss or possible range of loss.
We are involved in various legal proceedings incidental to the conduct of our business. Although the amount of liability that may result from these other proceedings cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our financial condition, results of operations, or cash flows.
Item 4. Reserved

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “AZO.” On October 18, 2010, there were 3,182 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.
We currently do not pay a dividend on our common stock. Our ability to pay dividends is subject to limitations imposed by Nevada law. Any payment of dividends in the future would be dependent upon our financial condition, capital requirements, earnings, cash flow and other factors.
The following table sets forth the high and low sales prices per share of common stock, as reported by the New York Stock Exchange, for the periods indicated:

	Price Range of Common Stock
	High	Low
Fiscal Year Ended August 28, 2010:
Fourth quarter	$215.21	$177.66
Third quarter	$187.94	$160.20
Second quarter	$161.33	$146.17
First quarter	$154.69	$135.13

Fiscal Year Ended August 29, 2009:
Fourth quarter	$164.38	$141.00
Third quarter	$169.99	$129.21
Second quarter	$145.77	$92.52
First quarter	$143.80	$84.66
During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on September 28, 2010, to increase the repurchase authorization to $9.4 billion from $8.9 billion. The program does not have an expiration date.
Shares of common stock repurchased by the Company during the quarter ended August 28, 2010, were as follows:

			Total Number of	Maximum Dollar
	Total		Shares Purchased	Value that May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
May 9, 2010, to June 5, 2010	143,300	$187.00	143,300	$724,016,859
June 6, 2010, to July 3, 2010	1,129,590	191.26	1,129,590	507,976,727
July 4, 2010, to July 31, 2010	700,401	201.69	700,401	366,710,411
August 1, 2010, to August 28, 2010	869,716	208.44	869,716	185,428,381

Total	2,843,007	$198.87	2,843,007	$185,428,381

The Company also repurchased, at fair value, an additional 30,617 shares in fiscal 2010, 37,190 shares in fiscal 2009, and 39,235 shares in fiscal 2008 from employees electing to sell their stock under the Company’s Third Amended and Restated Employee Stock Purchase Plan, qualified under Section 423 of the Internal Revenue Code, under which all eligible employees may purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the plan, 26,620 shares were sold to employees in fiscal 2010, 29,147 shares were sold to employees in fiscal 2009, and 36,147 shares were sold to employees in fiscal 2008. At August 28, 2010, 293,983 shares of common stock were reserved for future issuance under this plan. Under the Amended and Restated Executive Stock Purchase Plan all eligible executives are permitted to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases by executives under this plan were 1,480 shares in fiscal 2010, 1,705 shares in fiscal 2009, and 1,793 shares in fiscal 2008. At August 28, 2010, 250,575 shares of common stock were reserved for future issuance under this plan.

Stock Performance Graph
This graph shows, from the end of fiscal year 2005 to the end of fiscal year 2010, changes in the value of AutoZone’s stock as compared to Standard & Poor’s 500 Composite Index (“S&P 500”).

Item 6. Selected Financial Data

(in thousands, except per share data, same store sales and	Fiscal Year Ended August
selected operating data)	2010	2009	2008(1)	2007	2006
Income Statement Data
Net sales	$7,362,618	$6,816,824	$6,522,706	$6,169,804	$5,948,355
Cost of sales, including warehouse and delivery expenses	3,650,874	3,400,375	3,254,645	3,105,554	3,009,835

Gross profit	3,711,744	3,416,449	3,268,061	3,064,250	2,938,520
Operating, selling, general and administrative expenses	2,392,330	2,240,387	2,143,927	2,008,984	1,928,595

Operating profit	1,319,414	1,176,062	1,124,134	1,055,266	1,009,925
Interest expense, net	158,909	142,316	116,745	119,116	107,889

Income before income taxes	1,160,505	1,033,746	1,007,389	936,150	902,036
Income tax expense	422,194	376,697	365,783	340,478	332,761

Net income	$738,311	$657,049	$641,606	$595,672	$569,275

Diluted earnings per share	$14.97	$11.73	$10.04	$8.53	$7.50

Adjusted weighted average shares for diluted earnings per share	49,304	55,992	63,875	69,844	75,859

Same Store Sales
Increase in domestic comparable store net sales(2)	5.4%	4.4%	0.4%	0.1%	0.4%

Balance Sheet Data
Current assets	$2,611,821	$2,561,730	$2,586,301	$2,270,455	$2,118,927
Working (deficit) capital	(452,139)	(145,022)	66,981	(15,439)	64,359
Total assets	5,571,594	5,318,405	5,257,112	4,804,709	4,526,306
Current liabilities	3,063,960	2,706,752	2,519,320	2,285,895	2,054,568
Debt	2,908,486	2,726,900	2,250,000	1,935,618	1,857,157
Long-term capital leases	66,333	38,029	48,144	39,073	—
Stockholders’ (deficit) equity	$(738,765)	$(433,074)	$229,687	$403,200	$469,528

Selected Operating Data
Number of stores at beginning of year	4,417	4,240	4,056	3,871	3,673
New stores	213	180	185	186	204
Closed stores	3	3	1	1	6

Net new stores	210	177	184	185	198

Relocated stores	3	9	14	18	18

Number of stores at end of year	4,627	4,417	4,240	4,056	3,871

Total store square footage (in thousands)	30,027	28,550	27,291	26,044	24,713
Average square footage per store	6,490	6,464	6,437	6,421	6,384
Increase in store square footage	5%	5%	5%	5%	6%
Inventory per store (in thousands)	$498	$500	$507	$495	$477
Average net sales per store (in thousands)	$1,595	$1,541	$1,539	$1,525	$1,546
Net sales per store square foot	$246	$239	$239	$238	$243
Total employees at end of year (in thousands)	63	60	57	55	53
Merchandise under pay-on-scan arrangements (in thousands)	$634	$3,530	$6,732	$22,387	$92,142
Inventory turnover(3)	1.6	x	1.5	x	1.6	x	1.6	x	1.7	x
Accounts payable to inventory ratio	105.6%	96.0%	95.0%	93.2%	92.0%
After-tax return on invested capital (4)	27.6%	24.4%	23.9%	23.2%	22.7%
Adjusted debt to EBITDAR (5)	2.4	2.5	2.2	2.1	2.1
Net cash provided by operating activities (in thousands)	$1,196,252	$923,808	$921,100	$845,194	$822,747
Cash flow before share repurchases and changes in debt (in thousands)(6)	$947,643	$673,347	$690,621	$678,522	$599,507

(1)	The fiscal year ended August 30, 2008 consisted of 53 weeks.

(2)	The domestic comparable sales increases are based on sales for all domestic stores open at least one year. Relocated stores are included in the same store sales computation based on the year the original store was opened. Closed store sales are included in the same store sales computation up to the week it closes, and excluded from the computation for all periods subsequent to closing.

(3)	Inventory turnover is calculated as cost of sales divided by the average merchandise inventory balance over the trailing 5 quarters. The calculation includes cost of sales related to pay-on-scan sales, which were $2.5 million for the 52 weeks ended August 28, 2010, $5.8 million for the 52 weeks ended August 29, 2009, $19.2 million for the 53 weeks ended August 30, 2008, $85.4 million for the 52 weeks ended August 25, 2007, and $198.1 million for the 52 weeks ended August 26, 2006.

(4)	After-tax return on invested capital is defined as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(5)	Adjusted debt to EBITDAR is defined as the sum of total debt, capital lease obligations and annual rents times six; divided by net income plus interest, taxes, depreciation, amortization, rent and share-based compensation expense. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(6)	Cash flow before share repurchases and changes in debt is defined as the change in cash and cash equivalents less the change in debt plus treasury stock purchases. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are the nation’s leading retailer and a leading distributor of automotive replacement parts and accessories. We began operations in 1979 and at August 28, 2010, operated 4,389 stores in the United States and Puerto Rico, and 238 in Mexico. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 28, 2010, in 2,424 of our domestic stores and 173 of our Mexico stores, we also have a commercial sales program that provides prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and as part of our commercial sales program, through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.
Executive Summary
We achieved a strong performance in fiscal 2010, delivering record earnings of $738 million and sales growth of $546 million over the prior year. We completed the year with strong growth in our commercial and retail businesses. We are excited about our retail business opportunities and encouraged by the increase in our commercial business, where we continue to build our internal sales force and to refine our parts assortment. There are various factors occurring within the current economy that affect both our customers and our industry, including the impact of the recent recession, the credit crisis and higher unemployment. As consumers’ cash flows have decreased due to these factors, we believe consumers have become more likely to keep their current vehicles longer and perform repair and maintenance in order to keep those vehicles well maintained. Our belief is supported by industry data showing an increase in the average age of vehicles on the road and recent declines in new car sales, which we believe have led to an increase in demand for the products that we sell. Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will impact us in the future. Our primary response to fluctuations in the demand for the products we sell is to adjust our advertising message, store staffing, and product assortment. We continue to believe we are well positioned to help our customers save money and meet their needs in a challenging macro economic environment.
Also, we believe changes in gas prices impact our customers’ behavior with respect to driving and maintaining their cars. With approximately ten billion gallons of unleaded gas consumed each month across the United States, each $1 dollar decrease at the pump contributes approximately $10 billion of additional spending capacity to consumers each month. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease in the future, nor can we predict how any future changes in gas prices will impact our sales in future periods.
The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road.

Miles Driven
We believe that as the number of miles driven increases, consumers’ vehicles are more likely to need service and maintenance, resulting in an increase in the need for automotive hard parts and maintenance items. Prior to the recession, we had seen a close correlation between annual miles driven and our annual net sales; however, this correlation has not existed in the recent short-term recessionary period. Since the beginning of the fiscal year and through July 2010 (latest publicly available information), miles driven were relatively flat as compared to the comparable prior year period. Throughout this period and contrary to the correlation experienced prior to the recession, sales have grown at an increased rate, while miles driven have grown at a slower rate than what we have historically experienced. We believe that the impact of changes in other factors, primarily an increase in seven year old or older vehicles, more than offset the impact of miles driven. As the economy continues to recover, we believe that annual miles driven will return to pre-recession low single digit growth rates, and the correlation between annual miles driven and the annual sales growth of our industry should return.
Seven Year Old or Older Vehicles
Since 2008, new vehicle sales have been significantly lower than historical levels, which we believe contributed to an increasing number of seven year old or older vehicles on the road. We estimate vehicles are driven an average of approximately 12,500 miles each year. In seven years, the average miles driven equates to approximately 87,500 miles. Our experience is that at this point in a vehicle’s life, most vehicles are not covered by warranties and increased maintenance is needed to keep the vehicle operating. According to data provided by the Automotive Aftermarket Industry Association, the number of seven year old or older vehicles increased by approximately 2.2% during the 2009 calendar year as compared to the 2008 calendar year. As the number of seven year old or older vehicles on the road increases, we expect an increase in demand for the products that we sell. In the near term, we expect this trend to continue, as consumers keep their cars longer in an effort to save money during this uncertain economy.
Results of Operations
Fiscal 2010 Compared with Fiscal 2009
For the fiscal year ended August 28, 2010, we reported net sales of $7.363 billion compared with $6.817 billion for the year ended August 29, 2009, an 8.0% increase from fiscal 2009. This growth was driven primarily by an increase in domestic same store sales of 5.4% and sales from new stores of $203.4 million. The improvement in same store sales was driven by an improvement in transaction count trends, while increases in average transaction value remained generally consistent with our long-term trends. Higher transaction value is attributable to product inflation due to both more complex, costly products and commodity price increases.
At August 28, 2010, we operated 4,389 domestic stores and 238 stores in Mexico, compared with 4,229 domestic stores and 188 stores in Mexico at August 29, 2009. We reported a domestic retail sales increase of 6.9% and a domestic commercial sales increase of 13.8% for fiscal 2010.
Gross profit for fiscal 2010 was $3.712 billion, or 50.4% of net sales, compared with $3.416 billion, or 50.1% of net sales for fiscal 2009. The improvement in gross margin was primarily attributable to leveraging distribution costs due to higher sales and operating efficiencies (19 basis points).
Operating, selling, general and administrative expenses for fiscal 2010 increased to $2.392 billion, or 32.5% of net sales, from $2.240 billion, or 32.9% of net sales for fiscal 2009. The reduction in operating expenses, as a percentage of sales, reflected leverage of store operating expenses due to higher sales, partially offset by higher pension expense (17 basis points) and the continued investment in the hub store initiative (16 basis points).
Interest expense, net for fiscal 2010 was $158.9 million compared with $142.3 million during fiscal 2009. This increase was due to higher average borrowing levels over the comparable prior year period. Average borrowings for fiscal 2010 were $2.752 billion, compared with $2.460 billion for fiscal 2009 and weighted average borrowing rates were 5.3% for fiscal 2010, compared to 5.4% for fiscal 2009.
Our effective income tax rate was 36.4% of pre-tax income for fiscal 2010 compared to 36.4% for fiscal 2009.
Net income for fiscal 2010 increased by 12.4% to $738.3 million, and diluted earnings per share increased 27.6% to $14.97 from $11.73 in fiscal 2009. The impact of the fiscal 2010 stock repurchases on diluted earnings per share in fiscal 2010 was an increase of approximately $0.74.

Fiscal 2009 Compared with Fiscal 2008
For the year ended August 29, 2009, we reported net sales of $6.817 billion compared with $6.523 billion for the year ended August 30, 2008, a 4.5% increase from fiscal 2008. Excluding $125.9 million of sales from the 53rd week included in the prior year, total company net sales increased 6.6%. This growth was driven primarily by an increase in domestic same store sales of 4.4% and sales from new stores of $165.5 million. The improvement in same store sales was driven by an improvement in transaction count trends, while increases in average transaction value remained generally consistent with our long-term trends. Higher transaction value is attributable to product inflation due to both more complex, costly products and commodity price increases.
At August 29, 2009, we operated 4,229 domestic stores and 188 stores in Mexico, compared with 4,092 domestic stores and 148 stores in Mexico at August 30, 2008. Excluding the sales from the 53rd week in the prior year, domestic retail sales increased 7.1% and domestic commercial sales increased 4.3%.
Gross profit for fiscal 2009 was $3.416 billion, or 50.1% of net sales, compared with $3.268 billion, or 50.1% of net sales, for fiscal 2008. Gross profit as a percent of net sales was positively impacted by favorable distribution costs from improved efficiencies and lower fuel costs. However, this favorability was largely offset by a shift in mix to lower margin products.
Operating, selling, general and administrative expenses for fiscal 2009 increased to $2.240 billion, or 32.9% of net sales, from $2.144 billion, or 32.9% of net sales for fiscal 2008. Leverage from increased sales was largely offset by expenses associated with our continued enhancements to our hub stores (17 basis points), an acceleration of our store maintenance program (9 basis points), and a continued expansion of our commercial sales force (7 basis points).
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
Seasonality and Quarterly Periods
Our business is somewhat seasonal in nature, with the highest sales typically occurring in the spring and summer months of February through September, in which average weekly per-store sales historically have been about 15% to 25% higher than in the slower months of December and January. During short periods of time, a store’s sales can be affected by weather conditions. Extremely hot or extremely cold weather may enhance sales by causing parts to fail and spurring sales of seasonal products. Mild or rainy weather tends to soften sales, as parts failure rates are lower in mild weather, with elective maintenance deferred during periods of rainy weather. Over the longer term, the effects of weather balance out, as we have stores throughout the United States, Puerto Rico and Mexico.
Each of the first three quarters of our fiscal year consisted of 12 weeks, and the fourth quarter consisted of 16 weeks in 2010, 16 weeks in 2009, and 17 weeks in 2008. Because the fourth quarter contains the seasonally high sales volume and consists of 16 or 17 weeks, compared with 12 weeks for each of the first three quarters, our fourth quarter represents a disproportionate share of the annual net sales and net income. The fourth quarter of fiscal year 2010, containing 16 weeks, represented 33.2% of annual sales and 36.4% of net income; the fourth quarter of fiscal 2009, containing 16 weeks, represented 32.7% of annual sales and 35.9% of net income; and the fourth quarter of fiscal 2008, containing 17 weeks, represented 33.9% of annual sales and 38.0% of net income.

Liquidity and Capital Resources
The primary source of our liquidity is our cash flows realized through the sale of automotive parts and accessories. Net cash provided by operating activities was $1,196.3 million in fiscal 2010, $923.8 million in fiscal 2009, and $921.1 million in fiscal 2008. The increase over prior year was primarily due to higher net income of $81.3 million and improvements in accounts payable as our cash flows from operating activities continue to benefit from our inventory purchases being largely financed by our vendors. The increase in fiscal 2009 as compared to fiscal 2008 was due primarily to the growth in net income, timing of income tax payments and deductions, and improvements in our accounts payable to inventory ratio as our vendors finance a large portion of our inventory. Partially offsetting this increase were higher accounts receivable and the 53rd week of income in fiscal 2008. We had an accounts payable to inventory ratio of 106% at August 28, 2010, 96% at August 29, 2009, and 95% at August 30, 2008. Our inventory increases are primarily attributable to an increased number of stores and to a lesser extent, our efforts to update product assortment in all of our stores. Many of our vendors have supported our initiative to update our product assortment by providing extended payment terms. These extended payment terms have allowed us to continue to grow accounts payable at a faster rate than inventory.
Our primary capital requirement has been the funding of our continued new-store development program. From the beginning of fiscal 2008 to August 28, 2010, we have opened 578 new stores. Net cash flows used in investing activities were $307.4 million in fiscal 2010, compared to $263.7 million in fiscal 2009, and $243.2 million in fiscal 2008. We invested $315.4 million in capital assets in fiscal 2010, compared to $272.2 million in capital assets in fiscal 2009, and $243.6 million in capital assets in fiscal 2008. The increase in capital expenditures during this time was primarily attributable to the number and types of stores opened and increased investment in our existing stores. New store openings were 213 for fiscal 2010, 180 for fiscal 2009, and 185 for fiscal 2008. We invest a portion of our assets held by the Company’s wholly owned insurance captive in marketable securities. We acquired $56.2 million of marketable securities in fiscal 2010, $48.4 million in fiscal 2009, and $54.3 million in fiscal 2008. We had proceeds from marketable securities of $52.6 million in fiscal 2010, $46.3 million in fiscal 2009, and $50.7 million in fiscal 2008. Capital asset disposals provided $11.5 million in fiscal 2010, $10.7 million in fiscal 2009, and $4.0 million in fiscal 2008.
Net cash used in financing activities was $883.5 million in fiscal 2010, $806.9 million in fiscal 2009, and $522.7 million in fiscal 2008. The net cash used in financing activities reflected purchases of treasury stock which totaled $1.1 billion for fiscal 2010, $1.3 billion for fiscal 2009, and $849.2 million for fiscal 2008. The treasury stock purchases in fiscal 2010, 2009 and 2008 were primarily funded by cash flow from operations, and at times, by increases in debt levels. Proceeds from issuance of debt were $26.2 million for fiscal 2010, $500.0 million for fiscal 2009, and $750.0 million for fiscal 2008. There were no debt repayments for fiscal 2010; debt repayments were $300.7 million for fiscal 2009, and $229.8 million for fiscal 2008. In fiscal 2009, we used the proceeds from the issuance of debt to repay outstanding commercial paper indebtedness, to prepay our $300 million term loan in August 2009 and for general corporate purposes, including for working capital requirements, capital expenditures, store openings and stock repurchases. Proceeds from the debt issuance in fiscal 2008 were used to repay outstanding commercial paper indebtedness and for general corporate purposes, including for working capital requirements, capital expenditures, store openings and stock repurchases. Net proceeds from the issuance of commercial paper were $155.4 million for fiscal 2010 and $277.6 million for fiscal 2009. For fiscal 2008, net repayments of commercial paper were $206.7 million.
We expect to invest in our business consistent with historical rates during fiscal 2011, with our investment being directed primarily to our new-store development program and enhancements to existing stores and infrastructure. The amount of our investments in our new-store program is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States or Mexico, or located in urban or rural areas. During fiscal 2010, fiscal 2009, and fiscal 2008, our capital expenditures have increased by approximately 16%, 12% and 9%, respectively, as compared to the prior year. Our mix of store openings has moved away from build-to-suit leases (lower cost) to ground leases and land purchases (higher cost), resulting in increased capital expenditures during the previous three years, and we expect this trend to continue during the fiscal year ending August 27, 2011.
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
For the fiscal year ended August 28, 2010, our after-tax return on invested capital (“ROIC”) was 27.6% as compared to 24.4% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). ROIC increased primarily due to increased after-tax operating profit. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance.
Debt Facilities
In July 2009, we terminated our $1.0 billion revolving credit facility, which was scheduled to expire in fiscal 2010, and replaced it with an $800 million revolving credit facility. This credit facility is available to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. The credit facility may be increased to $1.0 billion at our election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit, and may include up to $100 million in capital leases each fiscal year. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, we had $331.1 million in available capacity under this facility at August 28, 2010. Under the revolving credit facility, we may borrow funds consisting of Eurodollar loans or base rate loans. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as the London InterBank Offered Rate (“LIBOR”) plus the applicable percentage, which could range from 150 basis points to 450 basis points, depending upon our senior unsecured (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans at the prime rate. We also have the option to borrow funds under the terms of a swingline loan subfacility. The revolving credit facility expires in July 2012.
The revolving credit facility agreement requires that our consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.50:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. Our consolidated interest coverage ratio as of August 28, 2010 was 4.27:1.
In June 2010, we entered into a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the revolving credit facility. As of August 28, 2010, we have $100.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2013.
During August 2009, we elected to prepay, without penalty, the $300 million bank term loan entered in December 2004, and subsequently amended. The term loan facility provided for a term loan, which consisted of, at our election, base rate loans, Eurodollar loans or a combination thereof. The entire unpaid principal amount of the term loan would be due and payable in full on December 23, 2009, when the facility was scheduled to terminate. Interest accrued on base rate loans at a base rate per annum equal to the higher of the prime rate or the Federal Funds Rate plus 1/2 of 1%. We entered into an interest rate swap agreement on December 29, 2004, to effectively fix, based on current debt ratings, the interest rate of the term loan at 4.4%. The outstanding liability associated with the interest rate swap totaled $3.6 million, and was expensed in operating, selling, general and administrative expenses upon termination of the hedge in fiscal 2009.

On July 2, 2009, we issued $500 million in 5.75% Senior Notes due 2015 under our shelf registration statement filed with the Securities and Exchange Commission on July 29, 2008 (the “Shelf Registration”). Also, on August 4, 2008, we issued $500 million in 6.50% Senior Notes due 2014 and $250 million in 7.125% Senior Notes due 2018 under the Shelf Registration. The Shelf Registration allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. In fiscal 2009, the Company used the proceeds from the issuance of debt to repay outstanding commercial paper indebtedness, to prepay our $300 million term loan in August 2009 and for general corporate purposes. Proceeds from the debt issuance in fiscal 2008 were used to repay outstanding commercial paper indebtedness and for general corporate purposes.
The 5.75% Senior Notes issued in July 2009 and the 6.50% and 7.125% Senior Notes issued during August 2008, (collectively, the “Notes”), are subject to an interest rate adjustment if the debt ratings assigned to the Notes are downgraded. They also contain a provision that repayment of the Notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our revolving credit facility, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs.
As of August 28, 2010, we were in compliance with all covenants related to our borrowing arrangements and expect to remain in compliance with those covenants in the future.
Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.4:1 and 2.5:1 as of August 28, 2010 and August 29, 2009, respectively. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based compensation expense to net income. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels.
Stock Repurchases
During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. The program was amended in June 2010 to increase the repurchase authorization to $8.9 billion from $8.4 billion. From January 1998 to August 28, 2010, we have repurchased a total of 121.7 million shares at an aggregate cost of $8.7 billion. We repurchased 6.4 million shares of common stock at an aggregate cost of $1.1 billion during fiscal 2010, 9.3 million shares of common stock at an aggregate cost of $1.3 billion during fiscal 2009, and 6.8 million shares of common stock at an aggregate cost of $849.2 million during fiscal 2008. Considering cumulative repurchases as of August 28, 2010, we have $185.4 million remaining under the Board of Director’s authorization to repurchase our common stock.
On September 28, 2010, the Board of Directors voted to increase the authorization by $500 million to raise the cumulative share repurchase authorization from $8.9 billion to $9.4 billion. We have repurchased approximately 800 thousand shares of our common stock at an aggregate cost of $185.9 million during fiscal 2011.

Financial Commitments
The following table shows our significant contractual obligations as of August 28, 2010:

	Total	Payment Due by Period
	Contractual	Less than	Between	Between	Over
(in thousands)	Obligations	1 year	1-3 years	4-5 years	5 years
Long-term debt (1)	$2,882,300	$632,300	$500,000	$1,000,000	$750,000
Interest payments (2)	617,225	140,600	245,238	155,800	75,587
Operating leases (3)	1,740,047	196,291	357,943	284,836	900,977
Capital leases (4)	92,745	21,947	44,832	25,966	—
Self-insurance reserves (5)	158,384	60,955	43,045	22,688	31,696
Construction commitments	15,757	15,757	—	—	—

	$5,506,458	$1,067,850	$1,191,058	$1,489,290	$1,758,260

(1)	Long-term debt balances represent principal maturities, excluding interest.

(2)	Represents obligations for interest payments on long-term debt.

(3)	Operating lease obligations are inclusive of amounts accrued within deferred rent and closed store obligations reflected in our consolidated balance sheets.

(4)	Capital lease obligations include related interest.

(5)	We retain a significant portion of the risks associated with workers’ compensation, employee health, general and product liability, property, and vehicle insurance. These amounts represent estimates based on actuarial calculations. Although these obligations do not have scheduled maturities, the timing of future payments are predictable based upon historical patterns. Accordingly, we reflect the net present value of these obligations in our consolidated balance sheets.
We have pension obligations reflected in our consolidated balance sheet that are not reflected in the table above due to the absence of scheduled maturities and the nature of the account. As of August 28, 2010, our pension liability is $211.5 million and our pension assets are valued at $117.2 million. Amounts recorded in accumulated other comprehensive loss are $94.3 million at August 28, 2010. These amounts will be amortized into pension expense in the future, unless they are recovered in future periods through actuarial gains.
Additionally, our tax liability for uncertain tax positions, including interest and penalties, was $46.5 million at August 28, 2010. Approximately $28.4 million is classified as current liabilities and $18.1 million is classified as long-term liabilities. We did not reflect these obligations in the table above as we are unable to make an estimate of the timing of payments due to uncertainties in the timing of the settlement of these tax positions.
Off-Balance Sheet Arrangements
The following table reflects outstanding letters of credit and surety bonds as of August 28, 2010:

Total
Other
(in thousands)	Commitments
Standby letters of credit	$107,554
Surety bonds	23,723

$131,277

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

Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented the non-GAAP financial measures, as we believe they provide additional information that is useful to investors as it indicates more clearly our comparative year-to-year operating results. Furthermore, our management and Compensation Committee of the Board of Directors use the above-mentioned non-GAAP financial measures to analyze and compare our underlying operating results and to determine payments of performance-based compensation. We have included a reconciliation of this information to the most comparable GAAP measures in the following reconciliation tables.
Reconciliation of Non-GAAP Financial Measure: Cash Flow Before Share Repurchases and Changes in Debt
The following table reconciles net increase (decrease) in cash and cash equivalents to cash flow before share repurchases and changes in debt, which is presented in “Selected Financial Data”:

	Fiscal Year Ended August
(in thousands)	2010	2009	2008	2007	2006
Net increase (decrease) in cash and cash equivalents	$5,574	$(149,755)	$155,807	$(4,904)	$16,748
Less: Increase (decrease) in debt	181,586	476,900	314,382	78,461	(4,693)
Less: Share repurchases	(1,123,655)	(1,300,002)	(849,196)	(761,887)	(578,066)

Cash flow before share repurchases and changes in debt	$947,643	$673,347	$690,621	$678,522	$599,507

Reconciliation of Non-GAAP Financial Measure: After-tax Return on Invested Capital
The following table reconciles the percentages of ROIC. ROIC is calculated as after-tax operating profit (excluding rent) divided by average invested capital (which includes a factor to capitalize operating leases). The ROIC percentages are presented in “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands, except percentages)	2010	2009	2008(1)	2007	2006
Net income	$738,311	$657,049	$641,606	$595,672	$569,275
Adjustments:
Interest expense	158,909	142,316	116,745	119,116	107,889
Rent expense	195,632	181,308	165,121	152,523	143,888
Tax effect (2)	(128,983)	(117,929)	(102,345)	(98,796)	(92,880)

After-tax return	$963,869	$862,744	$821,127	$768,515	$728,172

Average debt (3)	$2,769,617	$2,468,351	$2,074,738	$1,888,989	$1,822,642
Average (deficit) equity (4)	(507,885)	(75,162)	308,401	482,702	518,303
Rent x 6 (5)	1,173,792	1,087,848	990,726	915,138	863,328
Average capital lease obligations (6)	62,220	58,901	60,763	27,093	—

Pre-tax invested capital	$3,497,744	$3,539,938	$3,434,628	$3,313,922	$3,204,273

ROIC	27.6%	24.4%	23.9%	23.2%	22.7%

(1)	The fiscal year ended August 30, 2008 consisted of 53 weeks.

(2)	The effective tax rate during fiscal 2010, fiscal 2009, fiscal 2008, fiscal 2007 and fiscal 2006 was 36.4%, 36.4%, 36.3%, 36.4% and 36.9% respectively.

(3)	Average debt is equal to the average of our debt measured as of the previous five quarters.

(4)	Average equity is equal to the average of our stockholders’ (deficit) equity measured as of the previous five quarters.

(5)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.

(6)	Average capital lease obligations relating to vehicle capital leases entered into at the beginning of fiscal 2007 is computed as the average over the trailing five quarters. Rent expense associated with the vehicles prior to the conversion to capital leases is included in the rent for purposes of calculating return on invested capital.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR
The following table reconciles the ratio of adjusted debt to EBITDAR. Adjusted debt to EBITDAR is calculated as the sum of total debt, capital lease obligations and annual rents times six; divided by net income plus interest, taxes, depreciation, amortization, rent and share-based compensation expense. The adjusted debt to EBITDAR ratios are presented in “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands, except ratios)	2010	2009	2008(1)	2007	2006
Net income	$738,311	$657,049	$641,606	$595,672	$569,275
Add: Interest expense	158,909	142,316	116,745	119,116	107,889
Income tax expense	422,194	376,697	365,783	340,478	332,761

EBIT	1,319,414	1,176,062	1,124,134	1,055,266	1,009,925
Add: Depreciation expense	192,084	180,433	169,509	159,411	139,465
Rent expense	195,632	181,308	165,121	152,523	143,888
Option expense	19,120	19,135	18,388	18,462	17,370

EBITDAR	$1,726,250	$1,556,938	$1,477,152	$1,385,662	$1,310,648

Debt	$2,908,486	$2,726,900	$2,250,000	$1,935,618	$1,857,157
Capital lease obligations	88,280	54,764	64,061	55,088	—
Rent x 6	1,173,792	1,087,848	990,726	915,138	863,328

Adjusted debt	$4,170,558	$3,869,512	$3,304,787	$2,905,844	$2,720,485

Adjusted debt to EDITDAR	2.4	2.5	2.2	2.1	2.1

(1)	The fiscal year ended August 30, 2008 consisted of 53 weeks.
Reconciliation of Non-GAAP Financial Measure: Fiscal 2008 Results Excluding Impact of 53rd Week
The following table summarizes the favorable impact of the additional week included in the 53-week fiscal year ended August 30, 2008:

				Fiscal 2008
			Results of	Results of
	Fiscal 2008		Operations	Operations
(in thousands, except per share data	Results of	Percent of	for	Excluding	Percent of
and percentages)	Operations	Revenue	53rd Week	53rd Week	Revenue
Net sales	$6,522,706	100.0%	$(125,894)	$6,396,812	100.0%
Cost of sales	3,254,645	49.9%	(62,700)	3,191,945	49.9%

Gross profit	3,268,061	50.1%	(63,194)	3,204,867	50.1%
Operating expenses	2,143,927	32.9%	(36,087)	2,107,840	32.9%

Operating profit	1,124,134	17.2%	(27,107)	1,097,027	17.2%
Interest expense, net	116,745	1.8%	(2,340)	114,405	1.8%

Income before income taxes	1,007,389	15.4%	(24,767)	982,622	15.4%
Income taxes	365,783	5.6%	(8,967)	356,816	5.6%

Net income	$641,606	9.8%	$(15,800)	$625,806	9.8%

Diluted earnings per share	$10.04		$(0.24)	$9.80

Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Arrangements with Multiple Deliverables, which amends Accounting Standards Codification (“ASC”) Topic 605 (formerly Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables). This ASU addresses the accounting for multiple-deliverable revenue arrangements to enable vendors to account for deliverables separately rather than as a combined unit. This ASU will be effective prospectively for revenue arrangements entered into commencing with our first fiscal quarter beginning August 29, 2010. We do not expect the provisions of ASU 2009-13 to have a material effect on the consolidated financial statements.

Critical Accounting Policies and Estimates
Preparation of our consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements, reported amounts of revenues and expenses during the reporting period and related disclosures of contingent liabilities. In the Notes to Consolidated Financial Statements, we describe our significant accounting policies used in preparing the consolidated financial statements. Our policies are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ under different assumptions or conditions. Our senior management has identified the critical accounting policies for the areas that are materially impacted by estimates and assumptions and have discussed such policies with the Audit Committee of our Board of Directors. The following items in our consolidated financial statements represent our critical accounting policies that require significant estimation or judgment by management:
Inventory Reserves and Cost of Sales
LIFO
We state our inventories at the lower of cost or market using the last-in, first-out (“LIFO”) method for domestic merchandise and the first-in, first out (“FIFO”) method for Mexico inventories. Due to price deflation on our merchandise purchases, our domestic inventory balances are effectively maintained under the FIFO method. We do not write up inventory for favorable LIFO adjustments, and due to price deflation, LIFO costs of our domestic inventories exceed replacement costs by $247.3 million at August 28, 2010, calculated using the dollar value method.
Inventory Obsolescence and Shrinkage
Our inventory, primarily hard parts, maintenance items, accessories and non-automotive products, is used on vehicles that have rather long lives; and therefore, the risk of obsolescence is minimal and the majority of excess inventory has historically been returned to our vendors for credit. In the isolated instances where less than full credit will be received for such returns and where we anticipate that items will be sold at retail prices that are less than recorded costs, we record a charge (less than $20 million in each of the last three years) through cost of sales for the difference. These charges are based on management’s judgment, including estimates and assumptions regarding marketability of products and the market value of inventory to be sold in future periods.
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
A 10% difference in our inventory reserves as of August 28, 2010, would have affected net income by approximately $5 million in fiscal 2010.
Vendor Allowances
We receive various payments and allowances from our vendors through a variety of programs and arrangements, including allowances for warranties, advertising and general promotion of vendor products. Vendor allowances are treated as a reduction of inventory, unless they are provided as a reimbursement of specific, incremental, identifiable costs incurred by the Company in selling the vendor’s products. Approximately 85% of the vendor funds received are recorded as a reduction of the cost of inventories and recognized as a reduction to cost of sales as these inventories are sold.

Based on our vendor agreements, a significant portion of vendor funding we receive is based on our inventory purchases. Therefore, we record receivables for funding earned but not yet received as we purchase inventory. During the year, we regularly review the receivables from vendors to ensure vendors are able to meet their obligations. We generally have not recorded a reserve against these receivables as we have legal right of offset with our vendors for payments owed them. Historically, we have had minimal write-offs (less than $100 thousand in any of the last three years).
Self-Insurance
We retain a significant portion of the risks associated with workers’ compensation, employee health, general and products liability, property and vehicle insurance losses; and we obtain third party insurance to limit the exposure related to certain of these risks. Our self-insurance reserve estimates totaled $156 million, $158 million, and $145 million as of the end of fiscal years 2010, 2009, and 2008, respectively. These changes are primarily reflective of our growing operations, including inflation, increases in vehicles and the number of hours worked, as well as our historical claims experience and changes in our discount rate.
The assumptions made by management in estimating our self-insurance reserves include consideration of historical cost experience, judgments about the present and expected levels of cost per claim and retention levels. We utilize various methods, including analyses of historical trends and actuarial methods, to estimate the cost to settle reported claims, and claims incurred but not yet reported. The actuarial methods develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. When estimating these liabilities, we consider factors, such as the severity, duration and frequency of claims, legal costs associated with claims, healthcare trends, and projected inflation of related factors. In recent history, we have experienced improvements in frequency and duration of claims; however, medical and wage inflation have partially offset these trends. Throughout this time, our methods for determining our exposure have remained consistent, and these trends have been appropriately factored into our reserve estimates.
Management believes that the various assumptions developed and actuarial methods used to determine our self- insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management, and as a result these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents and the incidence of illness, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be overstated or understated. For instance, a 10% change in our self-insurance liability would have affected net income by approximately $10 million for fiscal 2010.
As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly. In recent years, we have experienced favorable claims development, particularly related to workers’ compensation, and have adjusted our estimates as necessary. We attribute this success to programs, such as return to work and projects aimed at accelerating claims closure. The programs have matured and proven to be successful and are therefore considered in our current and future assumptions regarding claims costs.
Our liabilities for workers’ compensation, certain general and product liability, property and vehicle claims do not have scheduled maturities; however, the timing of future payments is predictable based on historical patterns and is relied upon in determining the current portion of these liabilities. Accordingly, we reflect the net present value of the obligations we determine to be long-term using the risk-free interest rate as of the balance sheet date. If the discount rate used to calculate the present value of these reserves changed by 50 basis points, net income would have changed approximately $2 million for fiscal 2010. Our liability for health benefits is classified as current, as the historical average duration of claims is approximately six weeks.

Income Taxes
Our income tax returns are audited by state, federal and foreign tax authorities, and we are typically engaged in various tax examinations at any given time. Tax contingencies often arise due to uncertainty or differing interpretations of the application of tax rules throughout the various jurisdictions in which we operate. The contingencies are influenced by items such as tax audits, changes in tax laws, litigation, appeals and prior experience with similar tax positions. We regularly review our tax reserves for these items and assess the adequacy of the amount we have recorded. As of August 28, 2010, we had approximately $46.5 million reserved for uncertain tax positions.
We evaluate potential exposures associated with our various tax filings in accordance with ASC Topic 740 (formerly Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes) by estimating a liability for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.
We believe our estimates to be reasonable and have not experienced material adjustments to our reserves in the previous three years; however, actual results could differ from our estimates and we may be exposed to gains or losses that could be material. Specifically, management has used judgment and made assumptions to estimate the likely outcome of uncertain tax positions. Additionally, to the extent we prevail in matters for which a liability has been established, or must pay in excess of recognized reserves, our effective tax rate in any particular period could be materially affected.
Pension Obligation
Prior to January 1, 2003, substantially all full-time employees were covered by a qualified defined benefit pension plan. The benefits under the plan were based on years of service and the employee’s highest consecutive five-year average compensation. On January 1, 2003, the plan was frozen. Accordingly, pension plan participants will earn no new benefits under the plan formula and no new participants will join the pension plan. On January 1, 2003, our supplemental, unqualified defined benefit pension plan for certain highly compensated employees was also frozen. Accordingly, plan participants will earn no new benefits under the plan formula and no new participants will join the pension plan. As the plan benefits are frozen, the annual pension expense and recorded liabilities are not impacted by increases in future compensation levels, but are impacted by the use of two key assumptions in the calculation of these balances:
Expected long-term rate of return on plan assets: We have assumed an 8% long-term rate of return on our plan assets. This estimate is a judgmental matter in which management considers the composition of our asset portfolio, our historical long-term investment performance and current market conditions. We review the expected long-term rate of return on an annual basis, and revise it accordingly. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our long-term strategy to manage pension cost and reduce volatility in our assets. At August 28, 2010, our plan assets totaled $117 million in our qualified plan. Our assets are generally valued using the net asset values, which are determined by valuing investments at the closing price or last trade reported on the major market on which the individual securities are traded. We have no assets in our nonqualified plan. A 50 basis point change in our expected long term rate of return would impact annual pension expense/income by approximately $600 thousand for the qualified plan.
Discount rate used to determine benefit obligations: This rate is highly sensitive and is adjusted annually based on the interest rate for long-term, high-quality, corporate bonds as of the measurement date using yields for maturities that are in line with the duration of our pension liabilities. This same discount rate is also used to determine pension expense for the following plan year. For fiscal 2010, we assumed a discount rate of 5.25%. A decrease in the discount rate increases our projected benefit obligation and pension expense. A 50 basis point change in the discount rate at August 28, 2010 would impact annual pension expense/income by approximately $2.2 million for the qualified plan and $40 thousand for the nonqualified plan.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from, among other things, changes in interest rates, foreign exchange rates and fuel prices. From time to time, we use various financial instruments to reduce interest rate and fuel price risks. To date, based upon our current level of foreign operations, no derivative instruments have been utilized to reduce foreign exchange rate risk. All of our hedging activities are governed by guidelines that are authorized by our Board of Directors. Further, we do not buy or sell financial instruments for trading purposes.

Interest Rate Risk
Our financial market risk results primarily from changes in interest rates. At times, we reduce our exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts, treasury lock agreements and forward-starting interest rate swaps.
We have historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. We reflect the current fair value of all interest rate hedge instruments as a component of either other current assets or accrued expenses and other. Our interest rate hedge instruments are designated as cash flow hedges.
Unrealized gains and losses on interest rate hedges are deferred in stockholders’ deficit as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income as a decrease or increase to interest expense in the period in which the related cash flows being hedged are recognized in expense. However, to the extent that the change in value of an interest rate hedge instrument does not perfectly offset the change in the value of the cash flow being hedged, that ineffective portion is immediately recognized in earnings.
At August 28, 2010, we held forward starting interest rate swaps with a total notional amount of $300 million. These agreements, which expire in November of 2010, are used to hedge the exposure to variability in future cash flows resulting from changes in variable interest rates relating to anticipated debt transactions. It is expected that upon settlement of the agreements, the realized gain or loss will be deferred in accumulated other comprehensive loss and reclassified to interest expense over the life of the underlying debt. During fiscal 2009, we terminated an interest rate swap related to a $300 million term loan that was prepaid. As a result, at August 29, 2009, we had no outstanding interest rate swaps.
The fair value of our debt was estimated at $3.182 billion as of August 28, 2010, and $2.853 billion as of August 29, 2009, based on the quoted market prices for the same or similar debt issues or on the current rates available to us for debt having the same remaining maturities. Such fair value is greater than the carrying value of debt by $273.5 million and $126.5 million at August 28, 2010 and August 29, 2009, respectively. We had $459.2 million of variable rate debt outstanding at August 28, 2010, and $277.6 million of variable rate debt outstanding at August 29, 2009. In fiscal 2010, at this borrowing level for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable impact on our pre-tax earnings and cash flows of $4.6 million. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $2.449 billion at August 28, 2010, and August 29, 2009. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $94.2 million at August 28, 2010.
Fuel Price Risk
Fuel swap contracts that we utilize have not previously been designated as hedging instruments and thus do not qualify for hedge accounting treatment, although the instruments were executed to economically hedge a portion of our diesel and unleaded fuel exposure. We did not enter into any fuel swap contracts during the 2010 fiscal year. During fiscal year 2009, we entered into fuel swaps to economically hedge a portion of our unleaded fuel exposure. As of August 29, 2009, we had an outstanding liability of less than one hundred thousand dollars associated with our unleaded fuel swap which had no significant impact on our results of operations.
Foreign Currency Risk
Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency. To minimize our risk, we generally enter into transactions denominated in their respective functional currencies. Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material.
Our primary foreign currency exposure arises from Mexican peso-denominated revenues and profits and their translation into U.S. dollars. We generally view our investments in the Mexican subsidiaries as long-term. As a result, we generally do not hedge these net investments. The net investment in the Mexican subsidiaries translated into U.S. dollars using the year-end exchange rates was $254.6 million at August 28, 2010 and $215.4 million at August, 29, 2009. The potential loss in value of our net investment in the Mexican subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at August 28, 2010 and August 29, 2009, amounted to $23.1 million and $19.6 million, respectively. Any changes in our net investment in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the foreign currency translation component of accumulated other comprehensive loss, unless the Mexican subsidiaries are sold or otherwise disposed.
During fiscal 2010, exchange rates with respect to the Mexican peso increased by approximately 1.4% with respect to the U.S. dollar. Exchange rates with respect to the Mexican peso decreased by approximately 30% with respect to the U.S. dollar during fiscal 2009.

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
Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of August 28, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of August 28, 2010.
Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued its report concurring with management’s assessment, which is included in this Annual Report on Form 10-K.
Certifications
Compliance with NYSE Corporate Governance Listing Standards
On January 4, 2010, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.
Rule 13a-14(a) Certifications of Principal Executive Officer and Principal Financial Officer
The Company has filed, as exhibits to its Annual Report on Form 10-K for the fiscal year ended August 28, 2010, the certifications of its Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of AutoZone, Inc.
We have audited AutoZone, Inc.’s internal control over financial reporting as of August 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). AutoZone, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on AutoZone, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, AutoZone, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 28, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AutoZone, Inc. as of August 28, 2010 and August 29, 2009 and the related consolidated statements of income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended August 28, 2010 of AutoZone, Inc. and our report dated October 25, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Memphis, Tennessee
October 25, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of AutoZone, Inc.
We have audited the accompanying consolidated balance sheets of AutoZone, Inc. as of August 28, 2010 and August 29, 2009 and the related consolidated statements of income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended August 28, 2010. These financial statements are the responsibility of AutoZone, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoZone, Inc. as of August 28, 2010 and August 29, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 28, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AutoZone, Inc.’s internal control over financial reporting as of August 28, 2010, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 25, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Memphis, Tennessee
October 25, 2010

Consolidated Statements of Income

	Year Ended
	August 28,	August 29,	August 30,
	2010	2009	2008
(in thousands, except per share data)	(52 weeks)	(52 weeks)	(53 weeks)

Net sales	$7,362,618	$6,816,824	$6,522,706
Cost of sales, including warehouse and delivery expenses	3,650,874	3,400,375	3,254,645

Gross profit	3,711,744	3,416,449	3,268,061
Operating, selling, general and administrative expenses	2,392,330	2,240,387	2,143,927

Operating profit	1,319,414	1,176,062	1,124,134
Interest expense, net	158,909	142,316	116,745

Income before income taxes	1,160,505	1,033,746	1,007,389
Income tax expense	422,194	376,697	365,783

Net income	$738,311	$657,049	$641,606

Weighted average shares for basic earnings per share	48,488	55,282	63,295
Effect of dilutive stock equivalents	816	710	580

Adjusted weighted average shares for diluted earnings per share	49,304	55,992	63,875

Basic earnings per share	$15.23	$11.89	$10.14

Diluted earnings per share	$14.97	$11.73	$10.04

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	August 28,	August 29,
(in thousands)	2010	2009

Assets
Current assets:
Cash and cash equivalents	$98,280	$92,706
Accounts receivable	125,802	126,514
Merchandise inventories	2,304,579	2,207,497
Other current assets	83,160	135,013

Total current assets	2,611,821	2,561,730

Property and equipment:
Land	690,098	656,516
Buildings and improvements	2,013,301	1,900,610
Equipment	923,595	887,521
Leasehold improvements	247,748	219,606
Construction in progress	192,519	145,161

	4,067,261	3,809,414
Less: Accumulated depreciation and amortization	1,547,315	1,455,057

	2,519,946	2,354,357

Goodwill	302,645	302,645
Deferred income taxes	46,223	59,067
Other long-term assets	90,959	40,606

	439,827	402,318

	$5,571,594	$5,318,405

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,433,050	$2,118,746
Accrued expenses and other	432,368	381,271
Income taxes payable	25,385	35,145
Deferred income taxes	146,971	171,590
Short-term borrowings	26,186	—

Total current liabilities	3,063,960	2,706,752

Long-term debt	2,882,300	2,726,900
Other long-term liabilities	364,099	317,827

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 50,061 shares issued and 45,107 shares outstanding in 2010 and 57,881 shares issued and 50,801 shares outstanding in 2009	501	579
Additional paid-in capital	557,955	549,326
Retained (deficit) earnings	(245,344)	136,935
Accumulated other comprehensive loss	(106,468)	(92,035)
Treasury stock, at cost	(945,409)	(1,027,879)

Total stockholders’ deficit	(738,765)	(433,074)

	$5,571,594	$5,318,405

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended
	August 28,	August 29,	August 30,
	2010	2009	2008
(in thousands)	(52 weeks)	(52 weeks)	(53 weeks)

Cash flows from operating activities:
Net income	$738,311	$657,049	$641,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	192,084	180,433	169,509
Amortization of debt origination fees	6,495	3,644	1,837
Income tax benefit from exercise of stock options	(22,251)	(8,407)	(10,142)
Deferred income taxes	(9,023)	46,318	67,474
Share-based compensation expense	19,120	19,135	18,388
Changes in operating assets and liabilities:
Accounts receivable	782	(56,823)	(11,145)
Merchandise inventories	(96,077)	(76,337)	(137,841)
Accounts payable and accrued expenses	349,122	137,158	175,733
Income taxes payable	12,474	32,264	(3,861)
Other, net	5,215	(10,626)	9,542

Net cash provided by operating activities	1,196,252	923,808	921,100

Cash flows from investing activities:
Capital expenditures	(315,400)	(272,247)	(243,594)
Purchase of marketable securities	(56,156)	(48,444)	(54,282)
Proceeds from sale of marketable securities	52,620	46,306	50,712
Disposal of capital assets	11,489	10,663	4,014

Net cash used in investing activities	(307,447)	(263,722)	(243,150)

Cash flows from financing activities:
Net proceeds from (repayments of ) commercial paper	155,400	277,600	(206,700)
Proceeds from issuance of debt	26,186	500,000	750,000
Repayment of debt	—	(300,700)	(229,827)
Net proceeds from sale of common stock	52,922	39,855	27,065
Purchase of treasury stock	(1,123,655)	(1,300,002)	(849,196)
Income tax benefit from exercise of stock options	22,251	8,407	10,142
Payments of capital lease obligations	(16,597)	(17,040)	(15,880)
Other	—	(15,016)	(8,286)

Net cash used in financing activities	(883,493)	(806,896)	(522,682)

Effect of exchange rate changes on cash	262	(2,945)	539

Net increase (decrease) in cash and cash equivalents	5,574	(149,755)	155,807
Cash and cash equivalents at beginning of year	92,706	242,461	86,654

Cash and cash equivalents at end of year	$98,280	$92,706	$242,461

Supplemental cash flow information:
Interest paid, net of interest cost capitalized	$150,745	$132,905	$107,477

Income taxes paid	$420,575	$299,021	$313,875

Assets acquired through capital lease	$75,881	$16,880	$61,572

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ (Deficit) Equity

					Accumulated
	Common		Additional	Retained	Other
	Shares	Common	Paid-in	(Deficit)	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Earnings	Loss	Stock	Total
Balance at August 25, 2007	71,250	$713	$545,404	$546,049	$(9,550)	$(679,416)	$403,200
Net income				641,606			641,606
Pension liability adjustments, net of taxes of ($1,145)					(1,817)		(1,817)
Foreign currency translation adjustment					13,965		13,965
Unrealized gain adjustment on marketable securities, net of taxes of $142					263		263
Net losses on outstanding derivatives, net of taxes of ($3,715)					(6,398)		(6,398)
Reclassification of net gain on derivatives into earnings					(598)		(598)

Comprehensive income							647,021
Cumulative effect of adopting ASC Topic 740				(26,933)			(26,933)
Purchase of 6,802 shares of treasury stock						(849,196)	(849,196)
Retirement of treasury stock	(8,100)	(81)	(63,990)	(954,623)		1,018,694	—
Sale of common stock under stock option and stock purchase plans	450	4	27,061				27,065
Share-based compensation expense			18,388				18,388
Income tax benefit from exercise of stock options			10,142				10,142

Balance at August 30, 2008	63,600	636	537,005	206,099	(4,135)	(509,918)	229,687
Net income				657,049			657,049
Pension liability adjustments, net of taxes of ($29,481)					(46,956)		(46,956)
Foreign currency translation adjustment					(43,655)		(43,655)
Unrealized gain adjustment on marketable securities net of taxes of $306					568		568
Reclassification of net loss on termination of swap into earnings, net of taxes of $1,601					2,744		2,744
Reclassification of net gain on derivatives into earnings					(612)		(612)

Comprehensive income							569,138
Cumulative effect of adopting ASC Topic 715 measurement date, net of taxes of $198				300	11		311
Purchase of 9,313 shares of treasury stock						(1,300,002)	(1,300,002)
Issuance of 3 shares of common stock						395	395
Retirement of treasury shares	(6,223)	(62)	(55,071)	(726,513)		781,646	—
Sale of common stock under stock option and stock purchase plans	504	5	39,850				39,855
Share-based compensation expense			19,135				19,135
Income tax benefit from exercise of stock options			8,407				8,407

Balance at August 29, 2009	57,881	579	549,326	136,935	(92,035)	(1,027,879)	(433,074)
Net income				738,311			738,311
Pension liability adjustments, net of taxes of ($5,504)					(8,133)		(8,133)
Foreign currency translation adjustment					705		705
Unrealized loss adjustment on marketable securities, net of taxes of ($56)					(104)		(104)
Net losses on outstanding derivatives, net of taxes of ($3,700)					(6,278)		(6,278)
Reclassification of net gain on derivatives into earnings					(612)		(612)

Comprehensive income							723,889
Purchase of 6,376 shares of treasury stock						(1,123,655)	(1,123,655)
Retirement of treasury shares	(8,504)	(85)	(85,657)	(1,120,289)		1,206,031	—
Sale of common stock under stock options and stock purchase plan	684	7	52,915				52,922
Share-based compensation expense			19,120				19,120
Income tax benefit from exercise of stock options			22,251				22,251
Other				(301)	(11)	94	(218)

Balance at August 28, 2010	50,061	$501	$557,955	$(245,344)	$(106,468)	$(945,409)	$(738,765)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note A — Significant Accounting Policies
Business: AutoZone, Inc. and its wholly owned subsidiaries (“AutoZone” or the “Company”) is principally a retailer and distributor of automotive parts and accessories. At the end of fiscal 2010, the Company operated 4,389 domestic stores in the United States (“U.S.”) and Puerto Rico, and 238 stores in Mexico. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. In 2,424 of the domestic stores and 173 of the Mexico stores at the end of fiscal 2010, the Company had a commercial sales program that provides prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations, and public sector accounts. The Company also sells the ALLDATA brand automotive diagnostic and repair software through www.alldata.com. Additionally, the Company sells automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and as part of our commercial sales program, through www.autozonepro.com.
Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks ending on the last Saturday in August. Accordingly, fiscal 2010 represented 52 weeks ended on August 28, 2010, fiscal 2009 represented 52 weeks ended on August 29, 2009, and fiscal 2008 represented 53 weeks ended on August 30, 2008.
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
Cash Equivalents: Cash equivalents consist of investments with original maturities of 90 days or less at the date of purchase. Cash equivalents include proceeds due from credit and debit card transactions with settlement terms of less than 5 days. Credit and debit card receivables included within cash equivalents were $29.6 million at August 28, 2010 and $24.3 million at August 29, 2009.
Marketable Securities: The Company invests a portion of its assets held by the Company’s wholly owned insurance captive in marketable debt securities and classifies them as available-for-sale. The Company includes these securities within the other current assets and other long-term assets captions in the accompanying Consolidated Balance Sheets and records the amounts at fair market value, which is determined using quoted market prices at the end of the reporting period. A discussion of marketable securities is included in “Note E — Fair Value Measurements” and “Note F — Marketable Securities”.
Accounts Receivable: Accounts receivable consists of receivables from commercial customers and vendors, and are presented net of an allowance for uncollectible accounts. AutoZone routinely grants credit to certain of its commercial customers. The risk of credit loss in its trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms and sales to a large number of customers, as well as the low revenue per transaction for most of its sales. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable. Historically, credit losses have been within management’s expectations and the allowances for uncollectible accounts were $1.4 million at August 28, 2010, and $2.5 million at August 29, 2009.
Historically, certain receivables were sold to a third party at a discount for cash with limited recourse. At August 30, 2008, the Company had $55.4 million outstanding under this program. During the second quarter of fiscal 2009, AutoZone terminated its agreement to sell receivables to a third party.
Merchandise Inventories: Inventories are stated at the lower of cost or market using the last-in, first-out method for domestic inventories and the first-in, first out (“FIFO”) method for Mexico inventories. Included in inventory are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on our merchandise purchases, was $247.3 million at August 28, 2010, and $223.0 million at August 29, 2009.

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
Impairment of Long-Lived Assets: The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such an event occurs, the Company compares the sum of the undiscounted expected future cash flows of the asset (asset group) with the carrying amounts of the asset. If the undiscounted expected future cash flows are less than the carrying value of the assets, the Company measures the amount of impairment loss as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were recorded in the three years ended August 28, 2010.
Goodwill: The cost in excess of fair value of identifiable net assets of businesses acquired is recorded as goodwill. Goodwill has not been amortized since fiscal 2001, but an analysis is performed at least annually to compare the fair value of the reporting unit to the carrying amount to determine if any impairment exists. The Company performs its annual impairment assessment in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. No impairment losses were recorded in the three years ended August 28, 2010. Goodwill was $302.6 million as of August 28, 2010, and August 29, 2009.
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
AutoZone’s financial market risk results primarily from changes in interest rates. At times, AutoZone reduces its exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts, treasury lock agreements and forward-starting interest rate swaps. All of the Company’s interest rate hedge instruments are designated as cash flow hedges. Refer to “Note H — Derivative Financial Instruments” for additional disclosures regarding the Company’s derivative instruments and hedging activities. Cash flows related to these instruments designated as qualifying hedges are reflected in the accompanying consolidated statements of cash flows in the same categories as the cash flows from the items being hedged. Accordingly, cash flows relating to the settlement of interest rate derivatives hedging the forecasted issuance of debt have been reflected upon settlement as a component of financing cash flows. The resulting gain or loss from such settlement is deferred to other comprehensive loss and reclassified to interest expense over the term of the underlying debt. This reclassification of the deferred gains and losses impacts the interest expense recognized on the underlying debt that was hedged and is therefore reflected as a component of operating cash flows in periods subsequent to settlement. The periodic settlement of interest rate derivatives hedging outstanding variable rate debt is recorded as an adjustment to interest expense and is therefore reflected as a component of operating cash flows.
Foreign Currency: The Company accounts for its Mexican operations using the Mexican peso as the functional currency and converts its financial statements from Mexican pesos to U.S. dollars. The cumulative loss on currency translation is recorded as a component of accumulated other comprehensive loss and approximated $44.7 million at August 28, 2010, and $45.5 million at August 29, 2009.
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

Deferred Rent: The Company recognizes rent expense on a straight-line basis over the course of the lease term, which includes any reasonably assured renewal periods, beginning on the date the Company takes physical possession of the property (see “Note M — Leases”). Differences between this calculated expense and cash payments are recorded as a liability in accrued expenses and other and other long-term liabilities in the accompanying Consolidated Balance Sheets. Deferred rent approximated $67.6 million as of August 28, 2010, and $59.2 million as of August 29, 2009.
Financial Instruments: The Company has financial instruments, including cash and cash equivalents, accounts receivable, other current assets and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short maturities. A discussion of the carrying values and fair values of the Company’s debt is included in “Note I — Financing,” marketable securities is included in “Note F — Marketable Securities,” and derivatives is included in “Note H — Derivative Financial Instruments.”
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
The Company classifies interest related to income tax liabilities as income tax expense, and if applicable, penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are due within one year of the balance sheet date are presented as accrued expenses and other in the accompanying Consolidated Balance Sheets. The remaining portion of the income tax liabilities and accrued interest and penalties are presented as other long-term liabilities in the accompanying Consolidated Balance Sheets because payment of cash is not anticipated within one year of the balance sheet date.
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

Rebates and other miscellaneous incentives are earned based on purchases or product sales and are accrued ratably over the purchase or sale of the related product. These monies are generally recorded as a reduction of inventories and are recognized as a reduction to cost of sales as the related inventories are sold.
For arrangements that provide for reimbursement of specific, incremental, identifiable costs incurred by the Company in selling the vendors’ products, the vendor funds are recorded as a reduction to selling, general and administrative expenses in the period in which the specific costs were incurred.
The Company expenses advertising costs as incurred. Advertising expense, net of vendor promotional funds, was $65.5 million in fiscal 2010, $72.1 million in fiscal 2009, and $86.2 million in fiscal 2008. Vendor promotional funds, which reduced advertising expense, amounted to $19.6 million in fiscal 2010, $9.7 million in fiscal 2009, and $2.9 in fiscal 2008.
Cost of Sales and Operating, Selling, General and Administrative Expenses: The following illustrates the primary costs classified in each major expense category:
Cost of Sales
•	Total cost of merchandise sold, including:
•	Freight expenses associated with moving merchandise inventories from the Company’s vendors to the distribution centers and to the retail stores
•	Vendor allowances that are not reimbursements for specific, incremental and identifiable costs
•	Costs associated with operating the Company’s supply chain, including payroll and benefit costs, warehouse occupancy costs, transportation costs and depreciation
•	Inventory shrinkage
Operating, Selling, General and Administrative Expenses
•	Payroll and benefit costs for store and store support employees;
•	Occupancy costs of store and store support facilities;
•	Depreciation related to retail and store support assets;
•	Transportation costs associated with commercial deliveries;
•	Advertising;
•	Self insurance costs; and
•	Other administrative costs, such as credit card transaction fees, supplies, and travel and lodging
Warranty Costs: The Company or the vendors supplying its products provides the Company’s customers limited warranties on certain products that range from 30 days to lifetime. In most cases, the Company’s vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate. These obligations, which are often funded by vendor allowances, are recorded as a component of accrued expenses. For vendor allowances that are in excess of the related estimated warranty expense for the vendor’s products, the excess is recorded in inventory and recognized as a reduction to cost of sales as the related inventory is sold.
Shipping and Handling Costs: The Company does not generally charge customers separately for shipping and handling. Substantially all the costs the Company incurs to ship products to our stores are included in cost of sales.
Pre-opening Expenses: Pre-opening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.
Earnings per Share: Basic earnings per share is based on the weighted average outstanding common shares. Diluted earnings per share is based on the weighted average outstanding common shares adjusted for the effect of common stock equivalents, which are primarily stock options. There were no stock options excluded from the diluted earnings per share computation because they would have been anti-dilutive at August 28, 2010. There were approximately 30,000 shares excluded at August 29, 2009, and approximately 31,000 shares excluded at August 30, 2008.

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
Note B — Share-Based Payments
Total share-based compensation expense (a component of operating, selling, general and administrative expenses) was $19.1 million related to stock options and share purchase plans for fiscal 2010, $19.1 million for fiscal 2009, and $18.4 million for fiscal 2008. As of August 28, 2010, share-based compensation expense for unvested awards not yet recognized in earnings is $16.9 million and will be recognized over a weighted average period of 2.5 years. Tax deductions in excess of recognized compensation cost are classified as a financing cash inflow.
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
The following table presents the weighted average for key assumptions used in determining the fair value of options granted and the related share-based compensation expense:

	Year Ended
	August 28,	August 29,	August 30,
	2010	2009	2008

Expected price volatility	31%	28%	24%
Risk-free interest rates	1.8%	2.4%	4.1%
Weighted average expected lives in years	4.3	4.1	4.0
Forfeiture rate	10%	10%	10%
Dividend yield	0%	0%	0%
The following methodologies were applied in developing the assumptions used in determining the fair value of options granted:
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
The weighted average grant date fair value of options granted was $40.75 during fiscal 2010, $34.06 during fiscal 2009, and $30.28 during fiscal 2008. The intrinsic value of options exercised was $65 million in fiscal 2010, $29 million in fiscal 2009, and $29 million in fiscal 2008. The total fair value of options vested was $21 million in fiscal 2010, $16 million in fiscal 2009 and $18 million in fiscal 2008.
The Company generally issues new shares when options are exercised. The following table summarizes information about stock option activity for the year ended August 28, 2010:

			Weighted-
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic Value
	of Shares	Price	( in years)	(in thousands)

Outstanding — August 29, 2009	3,095,352	$98.73
Granted	496,580	143.49
Exercised	(683,548)	79.08
Canceled	(34,178)	116.49

Outstanding — August 28, 2010	2,874,206	110.93	6.48	$298,115

Exercisable	1,509,720	94.12	5.08	181,970

Expected to vest	1,228,037	129.53	8.03	104,531

Available for future grants	3,194,942

Under the AutoZone, Inc. 2003 Director Compensation Plan, a non-employee director may receive no more than one-half of their director fees immediately in cash, and the remainder of the fees must be taken in common stock. The director may elect to receive up to 100% of the fees in stock or defer all or part of the fees in units (“Director Units”) with value equivalent to the value of shares of common stock as of the grant date. At August 28, 2010, the Company has $4.1 million accrued related to 19,228 Director Units issued under the current and prior plans with 76,415 shares of common stock reserved for future issuance under the current plan. At August 29, 2009, the Company has $2.6 million accrued related to 17,506 Director Units issued under the current and prior plans.
Under the AutoZone, Inc. 2003 Director Stock Option Plan (the “Director Stock Option Plan”), each non-employee director receives an option grant on January 1 of each year, and each new non-employee director receives an option to purchase 3,000 shares upon election to the Board of Directors, plus a portion of the annual directors’ option grant prorated for the portion of the year actually served in office. Under the Director Compensation Program, each non-employee director may choose between two pay options, and the number of stock options a director receives under the Director Stock Option Plan depends on which pay option the director chooses. Directors who elect to be paid only the base retainer receive, on January 1 during their first two years of services as a director, an option to purchase 3,000 shares of AutoZone common stock. After the first two years, such directors receive, on January 1 of each year, an option to purchase 1,500 shares of common stock, and each such director who owns common stock or Director Units worth at least five times the base retainer receive an additional option to purchase 1,500 shares. Directors electing to be paid a supplemental retainer in addition to the base retainer receive, on January 1 during their first two years of service as a director, an option to purchase 2,000 shares of AutoZone common stock. After the first two years, such directors receive an option to purchase 500 shares of common stock, and each such director who owns common stock or Director Units worth at least five times the base retainer receive an additional option to purchase 1,500 shares. These stock option grants are made at the fair market value as of the grant date. At August 28, 2010, there are 137,016 outstanding options with 210,484 shares of common stock reserved for future issuance under this plan.
The Company recognized $1.0 million in expense related to the discount on the selling of shares to employees and executives under various share purchase plans in fiscal 2010, $0.9 million in fiscal 2009 and $0.7 million in fiscal 2008. The employee stock purchase plan, which is qualified under Section 423 of the Internal Revenue Code, permits all eligible employees to purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the plan, 26,620 shares were sold to employees in fiscal 2010, 29,147 shares were sold to employees in fiscal 2009, and 36,147 shares were sold to employees in fiscal 2008. The Company repurchased 30,617 shares at fair value in fiscal 2010, 37,190 shares at fair value in fiscal 2009, and 39,235 shares at fair value in fiscal 2008 from employees electing to sell their stock. Issuances of shares under the employee stock purchase plans are netted against repurchases and such repurchases are not included in share repurchases disclosed in “Note K — Stock Repurchase Program.” At August 28, 2010, 293,983 shares of common stock were reserved for future issuance under this plan. Once executives have reached the maximum under the employee stock purchase plan, the Amended and Restated Executive Stock Purchase Plan permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases under this plan were 1,483 shares in fiscal 2010, 1,705 shares in fiscal 2009, and 1,793 shares in fiscal 2008. At August 28, 2010, 258,056 shares of common stock were reserved for future issuance under this plan.
Note C — Accrued Expenses and Other
Accrued expenses and other consisted of the following:

	August 28,	August 29,
(in thousands)	2010	2009

Medical and casualty insurance claims (current portion)	$60,955	$65,024
Accrued compensation, related payroll taxes and benefits	134,830	121,192
Property, sales, and other taxes	102,364	92,065
Accrued interest	31,091	32,448
Accrued gift cards	22,013	16,337
Accrued sales and warranty returns	14,679	12,432
Capital lease obligations	21,947	16,735
Other	44,489	25,038

	$432,368	$381,271

The Company retains a significant portion of the insurance risks associated with workers’ compensation, employee health, general, products liability, property and vehicle insurance. A portion of these self-insured losses is managed through a wholly owned insurance captive. The Company maintains certain levels for stop-loss coverage for each self-insured plan in order to limit its liability for large claims. The limits are per claim and are $1.5 million for workers’ compensation and property, $0.5 million for employee health, and $1.0 million for general, products liability, and vehicle.

Note D — Income Taxes
The provision for income tax expense consisted of the following:

	Year Ended
	August 28,	August 29,	August 30,
(in thousands)	2010	2009	2008

Current:
Federal	$397,062	$303,929	$285,516
State	34,155	26,450	20,516

	431,217	330,379	306,032

Deferred:
Federal	(3,831)	46,809	51,997
State	(5,192)	(491)	7,754

	(9,023)	46,318	59,751

Income tax expense	$422,194	$376,697	$365,783

A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate of 35% to income before income taxes is as follows:

	Year Ended
	August 28,	August 29,	August 30,
(in thousands)	2010	2009	2008

Federal tax at statutory U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net	1.6%	1.6%	1.8%
Other	(0.2%)	(0.2%)	(0.5%)

Effective tax rate	36.4%	36.4%	36.3%

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	August 28,	August 29,
(in thousands)	2010	2009
Deferred tax assets:
Domestic net operating loss and credit carryforwards	$25,781	$23,119
Foreign net operating loss and credit carryforwards	—	1,369
Insurance reserves	20,400	14,769
Accrued benefits	50,991	32,976
Pension	34,965	26,273
Other	34,764	35,836

Total deferred tax assets	166,901	134,342
Less: Valuation allowances	(7,085)	(7,116)

	159,816	127,226

Deferred tax liabilities:
Property and equipment	(35,714)	(36,472)
Inventory	(205,000)	(192,715)
Other	(19,850)	(14,840)

	(260,564)	(244,027)

Net deferred tax liability	$(100,748)	$(116,801)

Deferred taxes are not provided for temporary differences of approximately $91.1 million at August 28, 2010, and $47.1 million of August 29, 2009, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.

At August 28, 2010, and August 29, 2009, the Company had deferred tax assets of $8.2 million and $8.4 million from federal tax operating losses (“NOLs”) of $23.4 million and $24.0 million, and deferred tax assets of $1.6 million and $1.3 million from state tax NOLs of $35.5 million and $24.6 million, respectively. At August 28, 2010, the Company had no deferred tax assets from Non-U.S. NOLs. At August 29, 2009, the Company had deferred tax assets of $1.3 million from Non-U.S. NOLs of $3.3 million. The federal and state NOLs expire between fiscal 2011 and fiscal 2025. At August 28, 2010 and August 29, 2009, the Company had a valuation allowance of $6.8 million and $6.8 million, respectively, for certain federal and state NOLs resulting primarily from annual statutory usage limitations. At August 28, 2010 and August 29, 2009, the Company had deferred tax assets of $16.0 million and $13.5 million, respectively, for federal, state, and Non-U.S. income tax credit carryforwards. Certain tax credit carryforwards have no expiration date and others will expire in fiscal 2011 through fiscal 2030. At August 28, 2010 and August 29, 2009, the Company had a valuation allowance of $0.3 million and $0.3 million for credits subject to such expiration periods, respectively.
ASC Topic 740 (formerly FASB Statement No. 109, Accounting for Income Taxes, and FASB Interpretation No. 48, Accounting for Uncertain Tax Positions — an Interpretation of FASB Statement No. 109) prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of portions of ASC Topic 740 resulted in a decrease to the beginning balance of retained earnings of $26.9 million during fiscal 2008. Including this cumulative effect amount, the liability recorded for total unrecognized tax benefits upon adoption at August 26, 2007, was $49.2 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	August 28,	August 29,
(in thousands)	2010	2009

Beginning balance	$44,192	$40,759
Additions based on tax positions related to the current year	16,802	5,511
Additions for tax positions of prior years	2,125	9,567
Reductions for tax positions of prior years	(6,390)	(5,679)
Reductions due to settlements	(16,354)	(2,519)
Reductions due to statue of limitations	(1,821)	(3,447)

Ending balance	$38,554	$44,192

Included in the August 28, 2010, balance is $16.7 million of unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate.
The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had $7.9 million and $12.4 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at August 28, 2010 and August 29, 2009, respectively.
The major jurisdictions where the Company files income tax returns are the U.S. and Mexico. With few exceptions, tax returns filed for tax years 2006 through 2009 remain open and subject to examination by the relevant tax authorities. The Company is typically engaged in various tax examinations at any given time, both by U.S. federal and state taxing jurisdictions and Mexican tax authorities. As of August 28, 2010, the Company estimates that the amount of unrecognized tax benefits could be reduced by approximately $23.1 million over the next twelve months as a result of tax audit closings, settlements, and the expiration of statutes to examine such returns in various jurisdictions. While the Company believes that it has adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

Note E — Fair Value Measurements
Effective August 31, 2008, the Company adopted ASC Topic 820 (formerly FASB Statement No. 157, Fair Value Measurements) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure requirements about fair value measurements. This standard defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a framework for measuring fair value by creating a hierarchy of valuation inputs used to measure fair value, and although it does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements.
The hierarchy prioritizes the inputs into three broad levels:
Level 1 inputs — unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide ongoing pricing information.
Level 2 inputs — inputs other than quoted market prices included in Level 1 that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates.
Level 3 inputs — unobservable inputs for the asset or liability.
The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	August 28, 2010
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$11,307	$4,996	$—	$16,303
Other long-term assets	47,725	8,673	—	56,398
Accrued expenses and other	—	9,979	—	9,979

	$59,032	$23,648	$—	$82,680

	August 29, 2009
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$11,915	$—	$—	$11,915
Other long-term assets	58,123	—	—	58,123

	$70,038	$—	$—	$70,038

At August 28, 2010, the fair value measurement amounts for assets and liabilities recorded in the accompanying Consolidated Balance Sheet consisted of short-term marketable securities of $16.3 million, which are included within other current assets, long-term marketable securities of $56.4 million, which are included in other long-term assets, and cash flow hedging instruments of $10.0 million, which are included within accrued expenses and other. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. Reference “Note H — Derivative Financial Instruments” for further information on how the Company’s cash flow hedges are valued.
The fair value of the Company’s debt is disclosed in “Note I — Financing” and the fair value of the Company’s pension plan assets are disclosed in “Note L — Pension and Savings Plans”.

Note F — Marketable Securities
The Company’s basis for determining the cost of a security sold is the “Specific Identification Model”. Unrealized gains (losses) on marketable securities are recorded in accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	August 28, 2010
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
(in thousands)	Basis	Gains	Losses	Fair Value

Corporate securities	$28,707	$490	$(1)	$29,196
Government bonds	24,560	283	—	24,843
Mortgage-backed securities	8,603	192	—	8,795
Asset-backed securities and other	9,831	47	(11)	9,867

	$71,701	$1,012	$(12)	$72,701

	August 29, 2009
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
(in thousands)	Basis	Gains	Losses	Fair Value

Corporate securities	$28,302	$654	$(5)	$28,951
Government bonds	18,199	283	—	18,482
Mortgage-backed securities	14,772	366	(119)	15,019
Asset-backed securities and other	7,589	207	(210)	7,586

	$68,862	$1,510	$(334)	$70,038

The debt securities held at August 28, 2010, had effective maturities ranging from less than one year to approximately 3 years. The Company did not realize any material gains or losses on its marketable securities during fiscal 2010.
The Company holds two securities that are in an unrealized loss position of approximately $12 thousand at August 28, 2010. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and our intent and ability to hold the investments until maturity or until recovery of fair value.
Note G — Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities.

Changes in accumulated other comprehensive loss consisted of the following:

			Unrealized
			Loss (Gain)	Net Loss	Reclassification
	Pension	Foreign	on	(Gain) on	of Net Gains on	Accumulated
	Liability	Currency	Marketable	Outstanding	Derivatives into	Other
	Adjustments,	Translation	Securities,	Derivatives,	Earnings, net of	Comprehensive
(in thousands)	net of taxes	Adjustments	net of taxes	net of taxes	taxes	Loss
Balance at August 30, 2008	$4,270	$1,798	$(186)	$2,744	$(4,491)	$4,135
Fiscal 2009 activity	46,945	43,655	(568)	(2,744)	612	87,900

Balance at August 29, 2009	51,215	45,453	(754)	—	(3,879)	92,035
Fiscal 2010 activity	8,144	(705)	104	6,278	612	14,433

Balance at August 28, 2010	$59,359	$44,748	$(650)	$6,278	$(3,267)	$106,468

The fiscal 2009 pension adjustment of $46.9 million reflects actuarial losses not yet reflected in the periodic pension cost caused primarily by the significant losses on pension assets in fiscal 2009. The foreign currency translation adjustment of $43.7 million during fiscal 2009 was attributable to the weakening of the Mexican Peso against the US Dollar, which as of August 29, 2009, had decreased by approximately 30% when compared to August 30, 2008.
Note H — Derivative Financial Instruments
Cash Flow Hedges
The Company periodically uses derivatives to hedge exposures to interest rates. The Company does not hold or issue financial instruments for trading purposes. For transactions that meet the hedge accounting criteria, the Company formally designates and documents the instrument as a hedge at inception and quarterly thereafter assesses the hedges to ensure they are effective in offsetting changes in the cash flows of the underlying exposures. Derivatives are recorded in the Company’s Consolidated Balance Sheet at fair value, determined using available market information or other appropriate valuation methodologies. In accordance with ASC Topic 815 (formerly FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities), the effective portion of a financial instrument’s change in fair value is recorded in accumulated other comprehensive loss for derivatives that quality as cash flow hedges and any ineffective portion of an instrument’s change in fair value is recognized in earnings.
At August 28, 2010, the Company held two forward starting swaps, each with a notional amount of $150 million. These agreements, which expire in November 2010, are cash flow hedges used to hedge the exposure to variability in future cash flows resulting from changes in variable interest rates relating to anticipated debt transactions. The fixed rates of the hedges are 3.15% and 3.13% and are benchmarked based on the 3-month London InterBank Offered Rate (“LIBOR”). It is expected that upon settlement of the agreements, the realized gain or loss will be deferred in accumulated other comprehensive loss and reclassified to interest expense over the life of the underlying debt.
At August 28, 2010, the Company had $6.3 million, net of tax, recorded in accumulated other comprehensive loss related to net unrealized losses associated with these derivatives. For the fiscal year ended August 28, 2010, the Company’s forward starting swaps were determined to be highly effective, and no ineffective portion was recognized in earnings. The fair values of the interest rate hedge instruments at August 28, 2010 was a liability of $10.0 million recorded within the accrued expenses and other caption in the accompanying Consolidated Balance Sheet.
During 2009, the Company was party to an interest rate swap agreement related to its $300 million term floating rate loan, which bore interest based on the three month LIBOR and matured in December 2009. Under this agreement, which was accounted for as a cash flow hedge, the interest rate on the term loan was effectively fixed for its entire term at 4.4% and effectiveness was measured each reporting period. During August 2009, the Company elected to prepay, without penalty, the entire $300 million term loan. The outstanding liability associated with the interest rate swap totaled $3.6 million, and was immediately expensed in earnings upon termination. The Company recognized $5.9 million as increases to interest expense during 2009 related to payments associated with the interest rate swap agreement prior to its termination.

At August 28, 2010, the Company had $3.3 million recorded in accumulated other comprehensive loss related to net realized gains associated with terminated interest derivatives, which were designated as hedges. Net gains are amortized into earnings over the remaining life of the associated debt. For the fiscal years ended August 28, 2010, and August 29, 2009, the Company reclassified $612 thousand of net gains from accumulated other comprehensive loss to interest expense in each year.
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
The Company had no fuel hedges during fiscal 2010. During fiscal year 2009, the Company used a derivative financial instrument based on the Reformulated Gasoline Blendstock for Oxygen Blending index to economically hedge the commodity cost associated with its unleaded fuel. The fuel swap did not qualify for hedge accounting treatment and was executed to economically hedge a portion of unleaded fuel purchases. The notional amount of the contract was 2.5 million gallons and terminated August 31, 2009. The loss on the fuel contract for fiscal 2009 was $2.3 million.
Note I — Financing
The Company’s long-term debt consisted of the following:

	August 28,	August 29,
(in thousands)	2010	2009

4.75% Senior Notes due November 2010, effective interest rate of 4.17%	$199,300	$199,300
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	300,000	300,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.5% Senior Notes due January 2014, effective interest rate of 6.63%	500,000	500,000
5.75% Senior Notes due January 2015, effective interest rate of 5.89%	500,000	500,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.95% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
Commercial paper, weighted average interest rate of 0.4% at August 28, 2010, and 0.5% at August 29, 2009	433,000	277,600

	$2,882,300	$2,726,900

As of August 28, 2010, the commercial paper borrowings and the 4.75% Senior Notes due November 2010 mature in the next twelve months but are classified as long-term in the Company’s Consolidated Balance Sheets, as the Company has the ability and intent to refinance them on a long-term basis. Specifically, excluding the effect of commercial paper borrowings, the Company had $792.4 million of availability under its $800 million revolving credit facility, expiring in July 2012 that would allow it to replace these short-term obligations with long-term financing.
In addition to the long-term debt discussed above, the Company had $26.2 million of short-term borrowings that are scheduled to mature in the next twelve months as of August 28, 2010. The short-term borrowings are unsecured, peso denominated borrowings and accrue interest at 5.69% as of August 28, 2010.

In July 2009, the Company terminated its $1.0 billion revolving credit facility, which was scheduled to expire in fiscal 2010, and replaced it with an $800 million revolving credit facility. This credit facility is available to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. This facility expires in July 2012, may be increased to $1.0 billion at AutoZone’s election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit, and may include up to $100 million in capital leases each fiscal year. After reducing the available balance by commercial paper borrowings and certain outstanding letters of credit, the Company had $331.1 million in available capacity under this facility at August 28, 2010. Under the revolving credit facility, the Company may borrow funds consisting of Eurodollar loans or base rate loans. Interest accrues on Eurodollar loans at a defined Eurodollar rate (defined as LIBOR) plus the applicable percentage, which could range from 150 basis points to 450 basis points, depending upon the senior unsecured (non-credit enhanced) long-term debt rating of the Company. Interest accrues on base rate loans at the prime rate. The Company also has the option to borrow funds under the terms of a swingline loan subfacility. The credit facility expires in 2012.
The revolving credit agreement requires that the Company’s consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.50:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. The Company’s consolidated interest coverage ratio as of August 28, 2010 was 4.27:1.
In June 2010, the Company entered into a letter of credit facility that allows the Company to request the participating bank to issue letters of credit on the Company’s behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the revolving credit facility. As of August 28, 2010, the Company has $100.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2013.
During August 2009, the Company elected to prepay, without penalty, a $300 million bank term loan entered in December 2004, and subsequently amended. The term loan facility provided for a term loan, which consisted of, at the Company’s election, base rate loans, Eurodollar loans or a combination thereof. The entire unpaid principal amount of the term loan would be due and payable in full on December 23, 2009, when the facility was scheduled to terminate. Interest accrued on base rate loans at a base rate per annum equal to the higher of the prime rate or the Federal Funds Rate plus 1/2 of 1%. The Company entered into an interest rate swap agreement on December 29, 2004, to effectively fix, based on current debt ratings, the interest rate of the term loan at 4.4%. The outstanding liability associated with the interest rate swap totaled $3.6 million, and was expensed in operating, selling, general and administrative expenses upon termination of the hedge in fiscal 2009.
On July 2, 2009, the Company issued $500 million in 5.75% Senior Notes due 2015 under the Company’s shelf registration statement filed with the Securities and Exchange Commission on July 29, 2008 (the “Shelf Registration”). In addition, on August 4, 2008, the Company issued $500 million in 6.50% Senior Notes due 2014 and $250 million in 7.125% Senior Notes due 2018 under the Shelf Registration. The Shelf Registration allows the Company to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. In fiscal 2009, the Company used the proceeds from the issuance of debt to repay outstanding commercial paper indebtedness, to prepay our $300 million term loan in August 2009 and for general corporate purposes. Proceeds from the debt issuance in fiscal 2008 were used to repay outstanding commercial paper indebtedness and for general corporate purposes.
The 5.75% Senior Notes issued in July, 2009, and the 6.50% and 7.125% Senior Notes issued during August 2008 (collectively, the “Notes”), are subject to an interest rate adjustment if the debt ratings assigned to the Notes are downgraded. They also contain a provision that repayment of the Notes may be accelerated if AutoZone experiences a change in control (as defined in the agreements). The Company’s borrowings under the Company’s other senior notes arrangements contain minimal covenants, primarily restrictions on liens. Under the Company’s revolving credit facility, covenants include limitations on total indebtedness, restrictions on liens, a minimum coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under the Company’s borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs.

As of August 28, 2010, the Company was in compliance with all covenants related to its borrowing arrangements. All of the Company’s debt is unsecured. Scheduled maturities of long-term debt are as follows:

Scheduled
(in thousands)	Maturities

2011	$632,300
2012	—
2013	500,000
2014	500,000
2015	500,000
Thereafter	750,000

$2,882,300

The fair value of the Company’s debt was estimated at $3.182 billion as of August 28, 2010, and $2.853 billion as of August 29, 2009, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same remaining maturities. Such fair value is greater than the carrying value of debt by $273.5 million and $126.5 million at August 28, 2010 and August 29, 2009, respectively.
Note J — Interest Expense
Net interest expense consisted of the following:

	Year Ended
	August 28,	August 29,	August 30,
(in thousands)	2010	2009	2008

Interest expense	$162,628	$147,504	$121,843
Interest income	(2,626)	(3,887)	(3,785)
Capitalized interest	(1,093)	(1,301)	(1,313)

	$158,909	$142,316	$116,745

Note K — Stock Repurchase Program
During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was last amended on June 15, 2010 to increase the repurchase authorization to $8.9 billion from $8.4 billion. From January 1998 to August 28, 2010, the Company has repurchased a total of 121.7 million shares at an aggregate cost of $8.7 billion.
The following table summarizes our share repurchase activity for the following fiscal years:

	Year Ended
	August 28,	August 29,	August 30,
(in thousands)	2010	2009	2008

Amount	$1,123,655	$1,300,002	$849,196
Shares	6,376	9,313	6,802
On September 28, 2010, the Board of Directors voted to increase the authorization by $500 million to raise the cumulative share repurchase authorization from $8.9 billion to $9.4 billion. From August 29, 2010 to October 25, 2010, the Company repurchased approximately 800 thousand shares for $185.9 million.

Note L — Pension and Savings Plans
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
ASC Topic 715 (formerly SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)) requires plan sponsors of defined benefit pension and other postretirement benefit plans to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. The Company adopted the recognition and disclosure provisions of ASC Topic 715 on August 25, 2007 and adopted the measurement provisions of the standard on August 31, 2008.
The Company has recognized the unfunded status of the defined pension plans in its Consolidated Balance Sheets, which represents the difference between the fair value of pension plan assets and the projected benefit obligations of its defined benefit pension plans. The net unrecognized actuarial losses and unrecognized prior service costs are recorded in accumulated other comprehensive loss. These amounts will be subsequently recognized as net periodic pension expense pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension expense in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension expense on the same basis as the amounts previously recognized in accumulated other comprehensive loss.
The Company’s investment strategy for pension plan assets is to utilize a diversified mix of domestic and international equity and fixed income portfolios to earn a long-term investment return that meets the Company’s pension plan obligations. The pension plan assets are invested primarily in listed securities, and the pension plans hold only a minimal investment in AutoZone common stock that is entirely at the discretion of third-party pension fund investment managers. The Company’s largest holding classes, U.S. equities and fixed income bonds, are each invested with multiple managers, each holding diversified portfolios with complementary styles and holdings. Accordingly, the Company does not have any significant concentrations of risk in particular securities, issuers, sectors, industries or geographic regions. Alternative investment strategies, including private real estate, are in the process of being liquidated and constitute less than 10% of the pension plan assets. The Company’s investment managers are prohibited from using derivatives for speculative purposes and are not permitted to use derivatives to leverage a portfolio.
Following is a description of the valuation methodologies used for investments measured at fair value:
U.S., international, emerging, and high yield equities — These investments are commingled funds and are valued using the net asset values, which are determined by valuing investments at the closing price or last trade reported on the major market on which the individual securities are traded. These investments are subject to annual audits.
Alternative investments — This category represents a hedge fund of funds made up of 17 different hedge fund managers diversified over 9 different hedge strategies. The fair value of the hedge fund of funds is determined using valuations provided by the third party administrator for each of the underlying funds.
Real estate — The valuation of these investments requires significant judgment due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets. These investments are valued based upon recommendations of our investment manager incorporating factors such as contributions and distributions, market transactions, and market comparables.

Fixed income securities — The fair values of corporate, U.S. government securities and other fixed income securities are estimated by using bid evaluation pricing models or quoted prices of securities with similar characteristics.
Cash and cash equivalents — These investments include cash equivalents valued using exchange rates provided by an industry pricing vendor and commingled funds valued using the net asset value. These investments also include cash.
The fair values of investments by level and asset category and the weighted-average asset allocations of the Company’s pension plans at the measurement date are presented in the following table:

August 28, 2010
	Fair	Asset Allocation		Fair Value Hierarchy
(in thousands)	Value	Actual	Target	Level 1	Level 2	Level 3

U.S. equities	$33,445	28.5%	35.0%	$33,445	$—	$—
International equities	24,049	20.5	25.0	24,049	—	—
Emerging equities	10,431	8.9	10.0	10,431	—	—
High yield equities	10,604	9.0	10.0	10,604	—	—
Alternative investments	4,348	3.7	—	—	—	4,348
Real estate	7,348	6.3	—	—	—	7,348
Fixed income securities	22,131	18.9	20.0	22,131	—	—
Cash and cash equivalents	4,887	4.2	—	4,887	—	—

	$117,243	100.0%	100.0%	$105,547	$—	$11,696

August 29, 2009
	Fair	Asset Allocation		Fair Value Hierarchy
(in thousands)	Value	Actual	Target	Level 1	Level 2	Level 3

U.S. equities	$20,321	17.6%	22.5%	$20,321	$—	$—
International equities	41,959	36.4	28.0	28,678	13,281	—
Emerging equities	6,765	5.9	6.0	6,765	—	—
High yield equities	—	—	—	—	—	—
Alternative investments	27,314	23.7	30.5	—	—	27,314
Real estate	9,457	8.2	11.0	—	—	9,457
Fixed income securities	—	—	—	—	—	—
Cash and cash equivalents	9,497	8.2	2.0	9,497	—	—

	$115,313	100.0%	100.0%	$65,261	$13,281	$36,771

The change in fair value of Level 3 assets that use significant unobservable inputs is presented in the following table:

Level 3
(in thousands)	Assets

Beginning balance — August 29, 2009	$36,771
Actual return on plan assets:
Assets held at August 28, 2010	367
Assets sold during the year	1,446
Sales and settlements	(26,888)

Ending balance — August 28, 2010	$11,696

The following table sets forth the plans’ funded status and amounts recognized in the Company’s Consolidated Balance Sheets:

	August 28,	August 29,
(in thousands)	2010	2009

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$185,590	$156,674
Interest cost	11,315	10,647
Actuarial losses	18,986	23,637
Benefits paid	(4,355)	(5,368)

Benefit obligations at end of year	$211,536	$185,590

Change in Plan Assets:
Fair value of plan assets at beginning of year	$115,313	$160,898
Actual return on plan assets	6,273	(40,235)
Employer contributions	12	18
Benefits paid	(4,355)	(5,368)

Fair value of plan assets at end of year	$117,243	$115,313

Amount Recognized in the Statement of Financial Position:
Current liabilities	$(12)	$(17)
Long-term liabilities	(94,281)	(70,260)

Net amount recognized	$(94,293)	$(70,277)

Amount Recognized in Accumulated Other Comprehensive Loss and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss	$(94,293)	$(70,277)

Accumulated other comprehensive loss	$(94,293)	$(70,277)

Amount Recognized in Accumulated Other Comprehensive Loss and not yet reflected in Net Periodic Benefit Cost and expected to be amortized in next year’s Net Periodic Benefit Cost:
Net actuarial loss	$(10,252)	$(8,354)

Amount recognized	$(10,252)	$(8,354)

Net periodic benefit expense (income) consisted of the following:

	Year Ended
	August 28,	August 29,	August 30,
(in thousands)	2010	2009	2008

Interest cost	$11,315	$10,647	$9,962
Expected return on plan assets	(9,045)	(12,683)	(13,036)
Amortization of prior service cost	—	60	99
Recognized net actuarial losses	8,135	73	97

Net periodic benefit expense (income)	$10,405	$(1,903)	$(2,878)

The actuarial assumptions used in determining the projected benefit obligation include the following:

	Year Ended
	August 28,	August 29,	August 30,
	2010	2009	2008

Weighted average discount rate	5.25%	6.24%	6.90%

Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

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
The Company makes annual contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The Company contributed approximately $12 thousand to the plans in fiscal 2010, $18 thousand to the plans in fiscal 2009 and $1.3 million to the plans in fiscal 2008. The Company expects to contribute approximately $3 million to the plan in fiscal 2011; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.
Based on current assumptions about future events, benefit payments are expected to be paid as follows for each of the following fiscal years. Actual benefit payments may vary significantly from the following estimates:

Benefit
(in thousands)	Payments

2011	$5,907
2012	6,581
2013	7,281
2014	7,910
2015	8,544
2016 – 2020	52,047
The Company has a 401(k) plan that covers all domestic employees who meet the plan’s participation requirements. The plan features include Company matching contributions, immediate 100% vesting of Company contributions and a savings option up to 25% of qualified earnings. The Company makes matching contributions, per pay period, up to a specified percentage of employees’ contributions as approved by the Board of Directors. The Company made matching contributions to employee accounts in connection with the 401(k) plan of $11.7 million in fiscal 2010, $11.0 million in fiscal 2009 and $10.8 million in fiscal 2008.
Note M — Leases
The Company leases some of its retail stores, distribution centers, facilities, land and equipment, including vehicles. Most of these leases are operating leases and include renewal options, at the Company’s election, and some include options to purchase and provisions for percentage rent based on sales. Rental expense was $195.6 million in fiscal 2010, $181.3 million in fiscal 2009, and $165.1 million in fiscal 2008. Percentage rentals were insignificant.
The Company has a fleet of vehicles used for delivery to its commercial customers and travel for members of field management. The majority of these vehicles are held under capital lease. At August 28, 2010, the Company had capital lease assets of $85.8 million, net of accumulated amortization of $20.4 million, and capital lease obligations of $88.3 million, of which $21.9 million is classified as accrued expenses and other as it represents the current portion of these obligations. At August 29, 2009, the Company had capital lease assets of $53.9 million, net of accumulated amortization of $25.4 million, and capital lease obligations of $54.8 million, of which $16.7 million was classified as accrued expenses and other.
The Company records rent for all operating leases on a straight-line basis over the lease term, including any reasonably assured renewal periods and the period of time prior to the lease term that the Company is in possession of the leased space for the purpose of installing leasehold improvements. Differences between recorded rent expense and cash payments are recorded as a liability in accrued expenses and other and other long-term liabilities in the accompanying Consolidated Balance Sheets. The deferred rent approximated $67.6 million on August 28, 2010, and $59.5 million on August 29, 2009.

Future minimum annual rental commitments under non-cancelable operating leases and capital leases were as follows at the end of fiscal 2010:

	Operating	Capital
(in thousands)	Leases	Leases

2011	$196,291	$21,947
2012	187,085	24,013
2013	170,858	20,819
2014	151,287	16,971
2015	133,549	8,995
Thereafter	900,977	—

Total minimum payments required	$1,740,047	92,745

Less: Interest		(4,465)

Present value of minimum capital lease payments		$88,280

In connection with the Company’s December 2001 sale of the TruckPro business, the Company subleased some properties to the purchaser for an initial term of not less than 20 years. The Company’s remaining aggregate rental obligation at August 28, 2010 of $20.5 million is included in the above table, but the obligation is entirely offset by the sublease rental agreement.
Note N — Commitments and Contingencies
Construction commitments, primarily for new stores, totaled approximately $15.8 million at August 28, 2010.
The Company had $107.6 million in outstanding standby letters of credit and $23.7 million in surety bonds as of August 28, 2010, which all have expiration periods of less than one year. A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover reimbursement obligations to our workers’ compensation carriers. There are no additional contingent liabilities associated with these instruments as the underlying liabilities are already reflected in the consolidated balance sheet. The standby letters of credit and surety bonds arrangements have automatic renewal clauses.
Note O — Litigation
AutoZone, Inc. is a defendant in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc. et al.,” filed in the U.S. District Court for the Southern District of New York in October 2004. The case was filed by more than 200 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers, against a number of defendants, including automotive aftermarket retailers and aftermarket automotive parts manufacturers. In the amended complaint, the plaintiffs allege, inter alia, that some or all of the automotive aftermarket retailer defendants have knowingly received, in violation of the Robinson-Patman Act (the “Act”), from various of the manufacturer defendants benefits such as volume discounts, rebates, early buy allowances and other allowances, fees, inventory without payment, sham advertising and promotional payments, a share in the manufacturers’ profits, benefits of pay on scan purchases, implementation of radio frequency identification technology, and excessive payments for services purportedly performed for the manufacturers. Additionally, a subset of plaintiffs alleges a claim of fraud against the automotive aftermarket retailer defendants based on discovery issues in a prior litigation involving similar claims under the Act. In the prior litigation, the discovery dispute, as well as the underlying claims, was decided in favor of AutoZone and the other automotive aftermarket retailer defendants who proceeded to trial, pursuant to a unanimous jury verdict which was affirmed by the Second Circuit Court of Appeals. In the current litigation, plaintiffs seek an unspecified amount of damages (including statutory trebling), attorneys’ fees, and a permanent injunction prohibiting the aftermarket retailer defendants from inducing and/or knowingly receiving discriminatory prices from any of the aftermarket manufacturer defendants and from opening up any further stores to compete with plaintiffs as long as defendants allegedly continue to violate the Act.

In an order dated September 7, 2010 and issued on September 16, 2010, the court granted motions to dismiss all claims against AutoZone and its co-defendant competitors and suppliers.  Based on the record in the prior litigation, the court dismissed with prejudice all overlapping claims – that is, those covering the same time periods covered by the prior litigation and brought by the judgment plaintiffs in the prior litigation. The court also dismissed with prejudice the plaintiffs’ attempt to revisit discovery disputes from the prior litigation.  Further, with respect to the other claims under the Act, the Court found that the factual statements contained in the complaint fall short of what would be necessary to support a plausible inference of unlawful price discrimination.  Finally, the court held that the AutoZone pay-on-scan program is a difference in non-price terms that are not governed by the Act.  The court ordered the case closed, but also stated that “in an abundance of caution the Court [was] defer[ring] decision on whether to grant leave to amend to allow plaintiff an opportunity to propose curative amendments.” Without moving for leave to amend their complaint for a third time, four plaintiffs filed a Third Amended and Supplemental Complaint (the “Third Amended Complaint”) on October 18, 2010. The Third Amended Complaint repeats and expands certain allegations from previous complaints, asserting two claims under the Act, but states that all other plaintiffs have withdrawn their claims, and that, inter alia, Chief Auto Parts, Inc. has been dismissed as a defendant.  The court set no specific procedure for further response or motion by the defendants.  The Company anticipates that the defendants, including AutoZone, will request that the court reject the Third Amended Complaint and/or will seek to have it dismissed.
The Company believes this suit to be without merit and is vigorously defending against it. The Company is unable to estimate a loss or possible range of loss.
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
Note P — Segment Reporting
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
The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 4,627 stores in the United States, including Puerto Rico, and Mexico. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.
The “Other” category reflects business activities that are not separately reportable, including ALLDATA which produces, sells and maintains diagnostic and repair information software used in the automotive repair industry, and e-Commerce, which includes direct sales to customers through www.autozone.com.
The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. During fiscal 2009, the Company reassessed and revised its reportable segment to exclude ALLDATA and e-Commerce from the newly designated Auto Parts Stores reporting segment. Previously, these immaterial business activities had been combined with Auto Parts Stores.

The following table shows segment results for the following fiscal years:

	Year Ended
	August 28,	August 29,	August 30,
(in thousands)	2010	2009	2008

Net Sales:
Auto Parts Stores	$7,213,753	$6,671,939	$6,383,697
Other	148,865	144,885	139,009

Total	$7,362,618	$6,816,824	$6,522,706

Segment Profit:
Auto Parts Stores	$3,591,464	$3,296,777	$3,153,703
Other	120,280	119,672	114,358

Gross profit	3,711,744	3,416,449	3,268,061
Operating, selling, general and administrative expenses	(2,392,330)	(2,240,387)	(2,143,927)
Interest expense, net	(158,909)	(142,316)	(116,745)

Income before income taxes	$1,160,505	$1,033,746	$1,007,389

Segment Assets:
Auto Parts Stores	$5,531,955	$5,279,454	$5,239,782
Other	39,639	38,951	17,330

Total	$5,571,594	$5,318,405	$5,257,112

Capital Expenditures:
Auto Parts Stores	$307,725	$260,448	$238,631
Other	7,675	11,799	4,963

Total	$315,400	$272,247	$243,594

Sales by Product Grouping:
Failure	$3,145,528	$2,816,126	$2,707,296
Maintenance items	2,792,610	2,655,113	2,462,923
Discretionary	1,275,615	1,200,700	1,213,478

Auto Parts Stores net sales	$7,213,753	$6,671,939	$6,383,697

Quarterly Summary (1)
(Unaudited)

				Sixteen
	Twelve Weeks Ended			Weeks Ended
	November 21,	February 13,	May 8,	August 28,
(in thousands, except per share data)	2009	2010	2010	2010(2)

Net sales	$1,589,244	$1,506,225	$1,821,990	$2,445,159
Gross profit	799,924	753,736	923,121	1,234,963
Operating profit	260,428	230,381	355,865	472,740
Income before income taxes	224,088	194,072	319,032	423,313
Net income	143,300	123,333	202,745	268,933
Basic earnings per share	2.86	2.49	4.19	5.77
Diluted earnings per share	2.82	2.46	4.12	5.66

				Sixteen
	Twelve Weeks Ended			Weeks Ended
	November 22,	February 14,	May 9,	August 29,
(in thousands, except per share data)	2008	2009	2009	2009(2)

Net sales	$1,478,292	$1,447,877	$1,658,160	$2,232,494
Gross profit	741,191	719,298	832,907	1,123,053
Operating profit	238,539	214,696	305,232	417,596
Income before income taxes	207,373	182,789	273,750	369,834
Net income	131,371	115,864	173,689	236,126
Basic earnings per share	2.25	2.05	3.18	4.49
Diluted earnings per share	2.23	2.03	3.13	4.43

(1)	The sum of quarterly amounts may not equal the annual amounts reported due to rounding and due to per share amounts being computed independently for each quarter while the full year is based on the annual weighted average shares outstanding.

(2)	The fourth quarter for fiscal 2010 and fiscal 2009 are based on a 16-week period. All other quarters presented are based on a 12-week period.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
As of August 28, 2010, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective. During our fiscal fourth quarter ended August 28, 2010, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect internal controls over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information set forth in Part I of this document in the section entitled “Executive Officers of the Registrant,” is incorporated herein by reference in response to this item. Additionally, the information contained in AutoZone, Inc.’s Proxy Statement dated October 25, 2010, in the sections entitled “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.
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
Item 11. Executive Compensation
The information contained in AutoZone, Inc.’s Proxy Statement dated October 25, 2010, in the section entitled “Executive Compensation,” is incorporated herein by reference in response to this item.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in AutoZone, Inc.’s Proxy Statement dated October 25, 2010, in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this item.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Not applicable.
Item 14. Principal Accounting Fees and Services
The information contained in AutoZone, Inc.’s Proxy Statement dated October 25, 2010, in the section entitled “Proposal 3 — Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following information required under this item is filed as part of this report
(a) Financial Statements
The following financial statements, related notes and reports of independent registered public accounting firm are filed with this Annual Report on Form 10-K in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the fiscal years ended August 28, 2010, August 29, 2009, and August 30, 2008
Consolidated Balance Sheets as of August 28, 2010, and August 29, 2009
Consolidated Statements of Cash Flows for the fiscal years ended August 28, 2010, August 29, 2009, and August 30, 2008
Consolidated Statements of Stockholders’ (Deficit) Equity for the fiscal years ended August 28, 2010, August 29, 2009, and August 30, 2008
Notes to Consolidated Financial Statements
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
Dated: October 25, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ William C. Rhodes, III William C. Rhodes, III	Chairman, President and Chief Executive Officer (Principal Executive Officer)	October 25, 2010

/s/ William T. Giles William T. Giles	Chief Financial Officer and Executive Vice President — Finance, Information Technology and Store Development (Principal Financial Officer)	October 25, 2010

/s/ Charlie Pleas, III Charlie Pleas, III	Senior Vice President and Controller (Principal Accounting Officer)	October 25, 2010

/s/ William C. Crowley William C. Crowley	Director	October 25, 2010

/s/ Sue E. Gove Sue E. Gove	Director	October 25, 2010

/s/ Earl G. Graves, Jr. Earl G. Graves, Jr.	Director	October 25, 2010

/s/ Robert R. Grusky Robert R. Grusky	Director	October 25, 2010

/s/ J.R. Hyde, III J.R. Hyde, III	Director	October 25, 2010

/s/ W. Andrew McKenna W. Andrew McKenna	Director	October 25, 2010

/s/ George R. Mrkonic, Jr. George R. Mrkonic, Jr.	Director	October 25, 2010

/s/ Luis P. Nieto Luis P. Nieto	Director	October 25, 2010

/s/ Theodore W. Ullyot Theodore W. Ullyot	Director	October 25, 2010

EXHIBIT INDEX
The following exhibits are filed as part of this Annual Report on Form 10-K:

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Fourth Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 99.2 to the Form 8-K dated September 28, 2007.

4.1	Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated July 17, 1998.

4.2	Fourth Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.1 to the Form 8-K dated September 28, 2007.

4.3	Indenture dated as of August 8, 2003, between AutoZone, Inc. and Bank One Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to the Form S-3 (No. 333-107828) filed August 11, 2003.

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

4.9	Form of 4.75% Note due 2010. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated November 3, 2003.

4.10	Form of 5.5% Note due 2015. Incorporated by reference to Exhibit 4.2 to the Form 8-K dated November 3, 2003.

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

4.13
Officers’ Certificate dated August 4, 2008, pursuant to Section 3.2 of the Indenture dated August 11, 2003, setting forth the terms of the 6.5% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated August 4, 2008.

4.14	Form of 6.5% Senior Note due 2014. Incorporated by reference from the Form 8-K dated August 4, 2008

4.15
Officers’ Certificate dated August 4, 2008, pursuant to Section 3.2 of the Indenture dated August 11, 2003, setting forth the terms of the 7.125% Senior Notes due 2018. Incorporated by reference to Exhibit 4.2 to the Form 8-K dated August 4, 2008.

4.16	Form of 7.125% Senior Note due 2018. Incorporated by reference from the Form 8-K dated August 4, 2008

4.17
Officers’ Certificate dated July 2, 2009, pursuant to Section 3.2 of the Indenture dated August 11, 2003, setting forth the terms of the 5.75% Notes due 2015. Incorporated by reference to 4.1 to the Form 8-K dated July 2, 2009.

4.18	Form of 5.75% Senior Note due 2015. Incorporated by reference from the Form 8-K dated July 2, 2009

*10.1	Fourth Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 4, 2002.

*10.2	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended August 26, 2000.

*10.3	Third Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.3 to the Form 10-K for the fiscal year ended August 30, 2003.

*10.4	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended November 23, 2002.

*10.5	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended November 23, 2002.

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

10.10
Credit Agreement dated as of July 9, 2009, among AutoZone, Inc., as Borrower, The Several Lenders From Time To Time Party Hereto, and Bank of America, N.A., as Administrative Agent and Swingline Lender, and JPMorgan Chase Bank, N.A., as Syndication Agent, and Banc of America Securities, LLC and J.P. Morgan Securities, as Joint Lead Arrangers, and Banc of America Securities, LLC, J.P. Morgan Securities, Inc., Suntrust Robinson Humphrey, Inc., and Wachovia Capital Markets, LLC, as Joint Book Runners, and Suntrust Bank, Wells Fargo Bank, N.A., Regions Bank, and US Bank National Association, as Documentation Agents. Incorporated by reference to Exhibit 10.10 to the Form 10-K/A for the fiscal year ended August 29, 2009.

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

*10.21
Form of non-compete and non-solicitation agreement signed by each of the following officers: Rebecca W. Ballou, Dan Barzel, Craig Blackwell, Brian L. Campbell, Philip B. Daniele, III, Robert A. Durkin, Bill Edwards, Joseph Espinosa, Stephany L. Goodnight, David Goudge, James C. Griffith, William R. Hackney, Rodney Halsell, Diana H. Hull, Jeffery Lagges, Grantland E. McGee, Jr., Mitchell Major, Ann A. Morgan, J. Scott Murphy, Jeffrey H. Nix, Raymond A. Pohlman, Elizabeth Rabun, Juan A. Santiago, Joe L. Sellers, Jr., Brett Shanaman and Solomon Woldeslassie. Incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended May 3, 2008.

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

*10.25
First Amendment to Amended and Restated Employment Agreement between AutoZone, Inc. and Robert D. Olsen dated September 29, 2009. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated September 30, 2009.

*10.26
AutoZone, Inc. 2010 Executive Incentive Compensation Plan, incorporated by reference to Exhibit A to the definitive proxy statement dated October 26, 2009, for the Annual Meeting of Stockholders held December 16, 2009.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethical Conduct. Incorporated by reference to Exhibit 14.1 of the Form 10-K for the fiscal year ended August 30, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Document

**101.LAB	XBRL Taxonomy Extension Labels Document

**101.PRE	XBRL Taxonomy Extension Presentation Document

**101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.

**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”