Form 10-Q
period 2010-11-20
AUTOZONE INC
filed 2010-12-16
CIK 866787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 20, 2010, or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 Par Value — 43,792,440 shares outstanding as of December 13, 2010.

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

CONDENSED CONSOLIDATED BALANCE SHEETS	3

CONDENSED CONSOLIDATED STATEMENTS OF INCOME	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

Item 4T. Controls and Procedures	19

PART II. OTHER INFORMATION	20

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Removed and Reserved	21

Item 5. Other Information	21

Item 6. Exhibits	22

SIGNATURES	23

EXHIBIT INDEX	24

Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AUTOZONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 20,	August 28,
(in thousands)	2010	2010

Assets
Current assets:
Cash and cash equivalents	$98,013	$98,280
Accounts receivable	116,645	125,802
Merchandise inventories	2,361,512	2,304,579
Other current assets	84,394	83,160

Total current assets	2,660,564	2,611,821

Property and equipment:
Property and equipment	4,118,898	4,067,261
Less: Accumulated depreciation and amortization	(1,586,693)	(1,547,315)

	2,532,205	2,519,946

Goodwill	302,645	302,645
Deferred income taxes	50,040	46,223
Other long-term assets	95,035	90,959

	447,720	439,827

	$5,640,489	$5,571,594

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,519,943	$2,433,050
Accrued expenses and other	429,027	432,368
Income taxes payable	105,544	25,385
Deferred income taxes	156,856	146,971
Short-term borrowings	33,517	26,186

Total current liabilities	3,244,887	3,063,960

Long-term debt	2,845,700	2,882,300
Other long-term liabilities	367,070	364,099

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 50,277 shares issued and 44,027 shares outstanding as of November 20, 2010; 50,061 shares issued and 45,107 shares outstanding as of August 28, 2010	503	501
Additional paid-in capital	593,970	557,955
Retained deficit	(73,269)	(245,344)
Accumulated other comprehensive loss	(93,309)	(106,468)
Treasury stock, at cost	(1,245,063)	(945,409)

Total stockholders’ deficit	(817,168)	(738,765)

	$5,640,489	$5,571,594

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Twelve Weeks Ended
	November 20,	November 21,
(in thousands, except per share data)	2010	2009

Net sales	$1,791,662	$1,589,244
Cost of sales, including warehouse and delivery expenses	883,914	789,320

Gross profit	907,748	799,924
Operating, selling, general and administrative expenses	601,627	539,496

Operating profit	306,121	260,428
Interest expense, net	37,253	36,340

Income before income taxes	268,868	224,088
Income tax expense	96,792	80,788

Net income	$172,076	$143,300

Weighted average shares for basic earnings per share	44,669	50,114
Effect of dilutive stock equivalents	965	710

Adjusted weighted average shares for diluted earnings per share	45,634	50,824

Basic earnings per share	$3.85	$2.86

Diluted earnings per share	$3.77	$2.82

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twelve Weeks Ended
	November 20,	November 21,
(in thousands)	2010	2009

Cash flows from operating activities:
Net income	$172,076	$143,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	44,291	42,566
Amortization of debt origination fees	1,725	1,489
Income tax benefit from exercise of stock options	(8,994)	(585)
Deferred income taxes	5,454	4,699
Share-based compensation expense	5,071	4,251
Changes in operating assets and liabilities:
Accounts receivable	9,622	(16,144)
Merchandise inventories	(49,303)	(54,418)
Accounts payable and accrued expenses	78,929	41,564
Income taxes payable	88,961	52,048
Other, net	9,521	12,111

Net cash provided by operating activities	357,353	230,881

Cash flows from investing activities:
Capital expenditures	(45,811)	(53,439)
Purchase of marketable securities	(9,923)	(2,203)
Proceeds from sale of marketable securities	7,337	1,325
Disposal of capital assets	526	1,619

Net cash used in investing activities	(47,871)	(52,698)

Cash flows from financing activities:
Net (repayments of ) proceeds from commercial paper	(337,300)	12,600
Net proceeds from short-term borrowings	5,738	—
Proceeds from issuance of debt	500,000	—
Repayment of debt	(199,300)	—
Net proceeds from sale of common stock	21,952	3,821
Purchase of treasury stock	(299,655)	(204,379)
Income tax benefit from exercise of stock options	8,994	585
Payments of capital lease obligations	(5,131)	(4,492)
Other, net	(5,450)	—

Net cash used in financing activities	(310,152)	(191,865)

Effect of exchange rate changes on cash	403	579

Net decrease in cash and cash equivalents	(267)	(13,103)
Cash and cash equivalents at beginning of period	98,280	92,706

Cash and cash equivalents at end of period	$98,013	$79,603

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — General
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and related notes included in the AutoZone, Inc. (“AutoZone” or the “Company”) Annual Report on Form 10-K for the year ended August 28, 2010.
Operating results for the twelve weeks ended November 20, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2011. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2010 and fiscal 2011 each have 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.
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
Total share-based compensation expense (a component of operating, selling, general and administrative expenses) was $5.1 million for the twelve week period ended November 20, 2010, and was $4.3 million for the comparable prior year period.
During the twelve week period ended November 20, 2010, the Company made stock option grants of 423,520 shares. The Company granted options to purchase 474,087 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the twelve week periods ended November 20, 2010 and November 21, 2009, using the Black-Scholes-Merton multiple-option pricing valuation model, was $58.53 and $40.08 per share, respectively, using the following weighted average key assumptions:

	Twelve Weeks Ended
	November 20,	November 21,
	2010	2009

Expected price volatility	31%	31%
Risk-free interest rate	1.0%	1.7%
Weighted average expected lives in years	4.3	4.3
Forfeiture rate	10.0%	10.0%
Dividend yield	0.0%	0.0%
See AutoZone’s Annual Report on Form 10-K for the year ended August 28, 2010 for a discussion of the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards.
For the twelve week period ended November 20, 2010, there were no stock options excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 2,400 anti-dilutive shares were excluded.
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

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	November 20, 2010
				Fair
(in thousands)	Level 1	Level 2	Level 3	Value

Other current assets	$16,640	$3,941	$—	$20,581
Other long-term assets	48,787	5,808	—	54,595

	$65,427	$9,749	$—	$75,176

	August 28, 2010
				Fair
(in thousands)	Level 1	Level 2	Level 3	Value

Other current assets	$11,307	$4,996	$—	$16,303
Other long-term assets	47,725	8,673	—	56,398
Accrued expenses and other	—	(9,979)	—	(9,979)

	$59,032	$3,690	$—	$62,722

At November 20, 2010, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheet consisted of short-term marketable securities of $20.6 million, which are included within other current assets and long-term marketable securities of $54.6 million, which are included in other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable securities, by asset class, are described in “Note D — Marketable Securities”.
The carrying value of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid assets and accounts payable, approximate fair value because of their short maturities. A discussion of the carrying values and fair values of the Company’s debt is included in “Note H — Financing”.
Note D — Marketable Securities
The Company’s basis for determining the cost of a security sold is the “Specific Identification Model”. Unrealized gains (losses) on marketable securities are recorded in accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	November 20, 2010
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
(in thousands)	Basis	Gains	Losses	Fair Value

Corporate securities	$25,042	$402	$(4)	$25,440
Government bonds	31,127	322	(9)	31,440
Mortgage-backed securities	7,076	132	—	7,208
Asset-backed securities and other	11,057	32	(1)	11,088

	$74,302	$888	$(14)	$75,176

	August 28, 2010
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
(in thousands)	Basis	Gains	Losses	Fair Value

Corporate securities	$28,707	$490	$(1)	$29,196
Government bonds	24,560	283	—	24,843
Mortgage-backed securities	8,603	192	—	8,795
Asset-backed securities and other	9,831	47	(11)	9,867

	$71,701	$1,012	$(12)	$72,701

The debt securities held at November 20, 2010, had effective maturities ranging from less than one year to approximately 3 years. The Company did not realize any material gains or losses on its marketable securities during the first quarter of fiscal 2011.

The Company holds ten securities that are in an unrealized loss position of approximately $14 thousand at November 20, 2010. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and our intent and ability to hold the investments until maturity or until recovery of fair value.
Note E — Derivative Financial Instruments
Cash Flow Hedges
During the first quarter of fiscal 2011, the Company was party to three forward starting swaps. These agreements were designated as cash flow hedges and were used to hedge the exposure to variability in future cash flows resulting from changes in variable interest rates related to the $500 million Senior Note debt issuance during the first quarter of fiscal 2011. The swaps had notional amounts of $150 million, $150 million and $100 million with associated fixed rates of 3.15%, 3.13%, and 2.57%, respectively. The swaps were benchmarked based on the 3-month London InterBank Offered Rate. These swaps expired in November 2010 and resulted in a loss of $7.4 million, net of tax, that will be deferred in accumulated other comprehensive loss and reclassified to interest expense over the life of the underlying debt. The hedges remained highly effective until they expired; therefore, no ineffectiveness was recognized in earnings.
At November 20, 2010, the Company had $4.1 million recorded in accumulated other comprehensive loss related to net realized losses associated with terminated interest derivatives which were designated as hedges. Net losses are amortized into interest over the remaining life of the associated debt. During the twelve week period ended November 20, 2010, the Company reclassified $43 thousand of net losses from accumulated other comprehensive loss to interest expense. In the comparable prior year period, the Company reclassified $141 thousand of net gains from accumulated other comprehensive loss to interest expense.
Note F — Merchandise Inventories
Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method for domestic inventories and the first-in, first-out (“FIFO”) method for Mexico inventories. Included in inventories are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $250.9 million at November 20, 2010, and $247.3 million at August 28, 2010.
Note G — Pension and Savings Plans
The components of net periodic pension expense related to the Company’s pension plans are as follows:

	Twelve Weeks Ended
	November 20,	November 21,
(in thousands)	2010	2009

Interest cost	$2,678	$2,611
Expected return on plan assets	(2,181)	(2,087)
Amortization of net loss	2,653	1,877

Net periodic pension expense	$3,150	$2,401

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the twelve week period ended November 20, 2010, the Company made contributions to its funded plan in the amount of $2.2 million. The Company expects to contribute approximately $4.6 million to the plan during the remainder of fiscal 2011; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

Note H — Financing
The Company’s long-term debt consisted of the following:

	November 20,	August 28,
(in thousands)	2010	2010

4.75% Senior Notes due November 2010, effective interest rate of 4.17%	$—	$199,300
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	300,000	300,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.5% Senior Notes due January 2014, effective interest rate of 6.63%	500,000	500,000
5.75% Senior Notes due January 2015, effective interest rate of 5.89%	500,000	500,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.95% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	—
Commercial paper, weighted average interest rate of 0.4% and 0.4% at November 20, 2010 and August 28, 2010, respectively	95,700	433,000

	$2,845,700	$2,882,300

As of November 20, 2010, the commercial paper borrowings mature in the next twelve months, but are classified as long-term in the accompanying Condensed Consolidated Balance Sheets, as the Company has the ability and intent to refinance them on a long-term basis. Before considering the effect of commercial paper borrowings, the Company had $793.6 million of availability under its $800 million revolving credit facility, expiring in July 2012, which would allow it to replace these short-term obligations with long-term financing.
In addition to the long-term debt discussed above, as of November 20, 2010, the Company has $33.5 million of short-term borrowings that are scheduled to mature in the next 12 months. The short-term borrowings are unsecured, peso denominated borrowings and accrue interest at 5.2% as of November 20, 2010.
On November 15, 2010, the Company issued $500 million in 4.000% Senior Notes due 2020 under the Company’s shelf registration statement filed with the SEC on July 29, 2008 (the “Shelf Registration”). The Shelf Registration allows the Company to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. During the quarter, the Company used the proceeds from the issuance of debt to repay the principal due relating to the 4.75% Senior Notes that matured on November 15, 2010, to repay a portion of the commercial paper borrowings and for general corporate purposes.
The fair value of the Company’s debt was estimated at $3.136 billion as of November 20, 2010, and $3.182 billion as of August 28, 2010, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms. Such fair value is greater than the carrying value of debt by $257.1 million at November 20, 2010, and $273.5 million at August 28, 2010.
Note I — Stock Repurchase Program
From January 1, 1998 to November 20, 2010, the Company has repurchased a total of 123.0 million shares at an aggregate cost of $9.0 billion, including 1,295,300 shares of its common stock at an aggregate cost of $299.7 million during the twelve week period ended November 20, 2010. On September 28, 2010, the Board of Directors (the “Board”) voted to increase the authorization by $500 million to raise the cumulative share repurchase authorization from $8.9 billion to $9.4 billion. Considering cumulative repurchases as of November 20, 2010, the Company had $385.8 million remaining under the Board’s authorization to repurchase its common stock. On December 15, 2010, the Board voted to increase the authorization by $500 million to raise the cumulative share repurchase authorization from $9.4 billion to $9.9 billion. Subsequent to November 20, 2010, the Company has repurchased 327,900 shares of its common stock at an aggregate cost of $84.8 million.

Note J — Comprehensive Income
Comprehensive income includes foreign currency translation adjustments; the impact from certain derivative financial instruments designated and effective as cash flow hedges, including changes in fair value, as applicable; the reclassification of gains and/or losses from accumulated other comprehensive loss to net income to offset the earnings impact of the underlying items being hedged; pension liability adjustments and changes in the fair value of certain investments classified as available-for-sale.
Comprehensive income for all periods presented is as follows:

	Twelve Weeks Ended
	November 20,	November 21,
(in thousands)	2010	2009

Net income	$172,076	$143,300
Foreign currency translation adjustments	12,668	1,488
Net impact from derivative instruments	(1,059)	(141)
Unrealized (losses) gains from marketable securities	(73)	183
Pension liability adjustments	1,623	—

Comprehensive income	$185,235	$144,830

Note K — Litigation
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
In an order dated September 7, 2010 and issued on September 16, 2010, the court granted motions to dismiss all claims against AutoZone and its co-defendant competitors and suppliers. Based on the record in the prior litigation, the court dismissed with prejudice all overlapping claims — that is, those covering the same time periods covered by the prior litigation and brought by the judgment plaintiffs in the prior litigation. The court also dismissed with prejudice the plaintiffs’ attempt to revisit discovery disputes from the prior litigation. Further, with respect to the other claims under the Act, the Court found that the factual statements contained in the complaint fall short of what would be necessary to support a plausible inference of unlawful price discrimination. Finally, the court held that the AutoZone pay-on-scan program is a difference in non-price terms that are not governed by the Act. The court ordered the case closed, but also stated that “in an abundance of caution the Court [was] defer[ring] decision on whether to grant leave to amend to allow plaintiff an opportunity to propose curative amendments.” The plaintiffs filed a motion for leave to amend their complaint and attached a proposed Third Amended and Supplemental Complaint (the “Third Amended Complaint”) on behalf of four plaintiffs. The Third Amended Complaint repeats and expands certain allegations from previous complaints, asserting two claims under the Act, but states that all other plaintiffs have withdrawn their claims, and that, inter alia, Chief Auto Parts, Inc. has been dismissed as a defendant. The court set a briefing schedule pursuant to which AutoZone and the co-defendants will oppose the motion seeking leave to amend.
The Company believes this suit to be without merit and is vigorously defending against it. The Company is unable to estimate a loss or possible range of loss.
The Company is involved in various other legal proceedings incidental to the conduct of its business, including several lawsuits containing class-action allegations in which the plaintiffs are current and former hourly and salaried employees who allege various wage and hour violations and unlawful termination practices. The Company does not currently believe that, in the aggregate, these matters will result in liabilities material to the Company’s financial condition, results of operations, or cash flows.

Note L — Segment Reporting
The Company’s two operating segments (Domestic Auto Parts and Mexico) are aggregated as one reportable segment: Auto Parts Stores. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in Note A in its Annual Report on Form 10-K for the year ended August 28, 2010.
The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 4,645 stores in the United States, including Puerto Rico, and Mexico. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.
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
The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented are as follows:

	Twelve Weeks Ended
	November 20,	November 21,
(in thousands)	2010	2009
Net Sales
Auto Parts Stores	$1,754,987	$1,556,261
Other	36,675	32,983

Total	$1,791,662	$1,589,244

Segment Profit
Auto Parts Stores	$878,865	$772,998
Other	28,883	26,926

Gross profit	907,748	799,924
Operating, selling, general and administrative expenses	(601,627)	(539,496)
Interest expense, net	(37,253)	(36,340)

Income before income taxes	$268,868	$224,088

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AutoZone, Inc.
We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of November 20, 2010, the related condensed consolidated statements of income for the twelve week periods ended November 20, 2010 and November 21, 2009, and the condensed consolidated statements of cash flows for the twelve week periods ended November 20, 2010 and November 21, 2009. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AutoZone, Inc. as of August 28, 2010, and the related consolidated statements of income, changes in stockholders’ (deficit) equity, and cash flows for the year then ended, not presented herein, and, in our report dated October 25, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 28, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Memphis, Tennessee
December 16, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are the nation’s leading retailer and a leading distributor of automotive replacement parts and accessories. We began operations in 1979 and at November 20, 2010, operated 4,404 stores in the United States, including Puerto Rico, and 241 in Mexico. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At November 20, 2010, in 2,478 of our domestic stores, we also have a commercial sales program that provides prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and as part of our commercial sales program, through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.
Operating results for the twelve weeks ended November 20, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2011. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2010 and fiscal 2011 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.
Executive Summary
Net sales were up 12.7%, driven by domestic same store sales growth of 9.5%. We experienced sales growth from both our retail and commercial customers. Earnings per share increased 33.7% for the quarter.
There are various factors occurring within the current economy that affect both our consumer and our industry, including the impact of the recent recession, higher unemployment and other challenging economic conditions, which we believe have aided our sales growth during the quarter. Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will impact us in the future. Our primary response to fluctuations in the demand for the products we sell are to adjust our product assortment, store staffing, and advertising message. We continue to believe we are well positioned to help our customers save money and meet their needs in a challenging macro environment.
The two statistics that we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. Prior to the recession, we had seen a close correlation between our net sales and the number of miles driven; however, recently we have seen minimal correlation in sales performance with miles driven. Sales have grown at an increased rate, while miles driven has either decreased or grown at a slower rate than what we have historically experienced. During this period of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. Since the beginning of fiscal year 2010 and through September 2010 (latest publicly available information), miles driven remained relatively flat as compared to the corresponding prior year period, and the average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. As the economy continues to recover, we believe that annual miles driven will return to pre-recession low single digit growth rates and that the number of seven year old or older vehicles will continue to increase; however, we are unable to predict the impact, if any, these indicators will have on future results.
In the current environment, we have experienced growth in each of our maintenance, failure and discretionary sales categories as compared to previous quarters. Failure related categories were our best performing categories during the quarter. We remain focused on refining and expanding our product assortment to ensure we have the best merchandise at the right price in each of our categories.
Twelve Weeks Ended November 20, 2010,
Compared with Twelve Weeks Ended November 21, 2009
Net sales for the twelve weeks ended November 20, 2010, increased $202.4 million to $1.792 billion, or 12.7%, over net sales of $1.589 billion for the comparable prior year period. Total auto parts sales increased by 12.8%, primarily driven by a domestic same store sales (sales for stores open at least one year) increase of 9.5% and net sales of $39.7 million from new stores. The domestic same store sales increase was driven by higher transaction value, as well as higher transaction count.
Gross profit for the twelve weeks ended November 20, 2010, was $907.7 million, or 50.7% of net sales, compared with $799.9 million, or 50.3% of net sales, during the comparable prior year period. The improvement in gross margin was primarily attributable to increased penetration of Duralast product offerings and lower product acquisition costs.

Operating, selling, general and administrative expenses for the twelve weeks ended November 20, 2010, were $601.6 million, or 33.6% of net sales, compared with $539.5 million, or 33.9% of net sales, during the comparable prior year period. The reduction in operating expenses, as a percentage of sales, reflected leverage of store operating expenses due to higher sales, partially offset by increased incentive compensation costs (35 basis points), higher legal expenses (27 bps), and continued investments in our hub store initiative (18 basis points).
Net interest expense for the twelve weeks ended November 20, 2010, was $37.3 million compared with $36.3 million during the comparable prior year period. This increase was primarily due to the increase in debt over the comparable prior year period, offset by a slight decrease in borrowing rates. Average borrowings for the twelve weeks ended November 20, 2010, were $2.861 billion, compared with $2.735 billion for the comparable prior year period. Weighted average borrowing rates were 5.3% for the twelve weeks ended November 20, 2010, and 5.4% for the twelve weeks ended November 21, 2009.
Our effective income tax rate was 36.0% of pretax income for the twelve weeks ended November 20, 2010, and 36.1% for the comparable prior year period.
Net income for the twelve week period ended November 20, 2010, increased by $28.8 million to $172.1 million, and diluted earnings per share increased by 33.7% to $3.77 from $2.82 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.39.
Liquidity and Capital Resources
The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the twelve weeks ended November 20, 2010, our net cash flows from operating activities provided $357.4 million as compared with $230.9 million provided during the comparable prior year period. The increase is primarily due to higher net income of $28.8 million, improvements in accounts payable as our cash flows from operating activities continue to benefit from our inventory purchases being financed by our vendors and timing of income tax payments. Our accounts payable to inventory ratio was approximately 107% at November 20, 2010, and approximately 97% at November 21, 2009.
Our net cash flows from investing activities for the twelve weeks ended November 20, 2010, used $47.9 million as compared with $52.7 million used in the comparable prior year period. Capital expenditures for the twelve weeks ended November 20, 2010, were $45.8 million compared to $53.4 million for the comparable prior year period. During this twelve week period, we opened 18 net new stores. In the comparable prior year period, we opened 41 net new stores. The decrease in capital expenditures as compared to the prior year was driven by a decrease in the number of stores opened, offset by the number of new stores currently under construction. Investing cash flows were also impacted by our wholly owned insurance captive, which purchased $9.9 million and sold $7.3 million in marketable securities during the twelve weeks ended November 20, 2010. During the comparable prior year period, the captive purchased $2.2 million in marketable securities and sold $1.3 million in marketable securities. Capital asset disposals provided $0.5 million during the twelve week period ended November 20, 2010, and $1.6 million in the comparable prior year period.
Our net cash flows from financing activities for the twelve weeks ended November 20, 2010, used $310.2 million compared to $191.9 million used in the comparable prior year period. Proceeds from the issuance of debt were $500.0 million for the current twelve week period ended November 20, 2010. Those proceeds were used for the repayment of debt of $199.3 million, a portion of our commercial paper borrowings, and general corporate purposes. For the twelve weeks ended November 20, 2010, net repayments of commercial paper and short-term borrowings were $331.6 million versus net proceeds from commercial paper borrowings of $12.6 million in the comparable prior year period. Stock repurchases were $299.7 million in the current twelve week period as compared with $204.4 million in the comparable prior year period. For the twelve weeks ended November 20, 2010, proceeds from the sale of common stock and exercises of stock options provided $30.9 million, including $9.0 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $4.4 million, including $0.6 million in related tax benefits.
We expect to invest in our business at increased rates during fiscal 2011, with our investments being directed primarily to our new-store development program, our hub store initiative, and enhancements to existing stores and infrastructure. The amount of our investments in our new-store program are impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States or Mexico, or located in urban or rural areas. During fiscal 2010 and fiscal 2009, our capital expenditures increased by approximately 16% and 12%, respectively, as compared to the prior year, and we expect our capital expenditures for fiscal 2011 to increase by 15% to 20% as compared to fiscal 2010. Our mix of store openings has moved away from build-to-suit leases (lower initial capital investment) to ground leases and land purchases (higher initial capital investment), resulting in increased capital expenditures during recent years, and we expect this trend to continue during the fiscal year ending August 27, 2011.
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

Depending on the timing and magnitude of our future investments (either in the form of leased or purchased properties or acquisitions), we anticipate that we will rely primarily on internally generated funds and available borrowing capacity to support a majority of our capital expenditures, working capital requirements and stock repurchases. The balance may be funded through new borrowings. We anticipate that we will be able to obtain such financing in view of our current credit ratings and favorable experiences in the debt markets in the past.
For the trailing four quarters ended November 20, 2010, our after-tax return on invested capital (“ROIC”) was 28.6% as compared to 25.0% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). ROIC increased primarily due to increased after-tax operating profit. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance.
Debt Facilities
We maintain an $800 million revolving credit facility with a group of banks to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. The credit facility may be increased to $1.0 billion at our election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit, and may include up to $100 million in capital leases each fiscal year. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, we had $669.6 million in available capacity under this facility at November 20, 2010. Under the revolving credit facility, we may borrow funds consisting of Eurodollar loans or base rate loans. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as the London InterBank Offered Rate (“LIBOR”) plus the applicable percentage, which could range from 150 basis points to 450 basis points, depending upon our senior unsecured (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans at the prime rate. We also have the option to borrow funds under the terms of a swingline loan subfacility. The revolving credit facility expires in July 2012.
We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the revolving credit facility. As of November 20, 2010, we have $91.5 million in letters of credit outstanding under the letter of credit facility, which expires in June 2013.
On November 15, 2010, we issued $500 million in 4.000% Senior Notes due 2020 under our shelf registration statement filed with the Securities and Exchange Commission on July 29, 2008 (the “Shelf Registration”). The Shelf Registration allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. During the quarter, we used the proceeds from the issuance of debt to repay the principal due relating to the 4.75% Senior Notes that matured on November 15, 2010, to repay a portion of the commercial paper borrowings and for general corporate purposes.
The 6.50% and 7.125% Senior Notes issued during August 2008, and the 5.75% Senior Notes issued in July 2009, are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded. These notes, along with the 4.000% Senior Notes issued in November 2010, also contain a provision that repayment of the notes may be accelerated if AutoZone experiences a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of November 20, 2010, we were in compliance with all covenants and expect to remain in compliance with all covenants.
Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.3:1 as of November 20, 2010, and was 2.5:1 as of November 21, 2009. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels.
Stock Repurchases
From January 1, 1998 to November 20, 2010, we have repurchased a total of 123.0 million shares at an aggregate cost of $9.0 billion, including 1,295,300 shares of our common stock at an aggregate cost of $299.7 million during the twelve week period ended November 20, 2010. On September 28, 2010, the Board of Directors (the “Board”) voted to increase the authorization by $500 million to raise the cumulative share repurchase authorization from $8.9 billion to $9.4 billion. Considering cumulative repurchases as of November 20, 2010, we have $385.8 million remaining under the Board’s authorization to repurchase our common stock. On December 15, 2010, the Board voted to increase the authorization by $500 million to raise the cumulative share repurchase authorization from $9.4 billion to $9.9 billion. Subsequent to November 20, 2010, we have repurchased 327,900 shares of our common stock at an aggregate cost of $84.8 million.

Off-Balance Sheet Arrangements
Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at November 20, 2010, was $97.9 million compared with $107.6 million at August 28, 2010, and our total surety bonds commitment at November 20, 2010, was $25.0 million compared with $23.7 million at August 28, 2010.
Financial Commitments
As of November 20, 2010, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 28, 2010.
Reconciliation of Non-GAAP Financial Measures
Management’s Discussion and Analysis of Financial Condition and Results of Operations include certain financial measures not derived in accordance with United States generally accepted accounting principles (“GAAP”). These non-GAAP financial measures provide additional information for determining our optimum capital structure and are used to assist management in evaluating performance and in making appropriate business decisions to maximize stockholders’ value.
Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented the non-GAAP financial measures, as we believe they provide additional information that is useful to investors. Furthermore, our management and the Compensation Committee of the Board use the abovementioned non-GAAP financial measures to analyze and compare our underlying operating results and to determine payments of performance-based compensation. We have included a reconciliation of this information to the most comparable GAAP measures in the following reconciliation tables.

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital “ROIC”
The following tables reconcile the percentages of ROIC for the trailing four quarters ended November 20, 2010 and November 21, 2009.

	A	B	A-B=C	D	C+D
					Trailing Four
	Fiscal Year	Twelve	Forty	Twelve Weeks	Quarters
	Ended	Weeks Ended	Weeks Ended	Ended	Ended
	August 28,	November 21,	August 28,	November 20,	November 20,
(in thousands, except percentage)	2010	2009	2010	2010	2010
Net income	$738,311	$143,300	$595,011	$172,076	$767,087
Adjustments:
Interest expense	158,909	36,340	122,569	37,253	159,822
Rent expense	195,632	44,397	151,235	47,546	198,781
Tax effect(1)	(128,983)	(28,953)	(100,030)	(30,345)	(130,375)

After-tax return	$963,869	$195,084	$768,785	$226,530	$995,315

Average debt(2)					$2,800,081
Average deficit(3)					(584,704)
Rent x 6(4)					1,192,686
Average capital lease obligations(5)					68,271

Pre-tax invested capital					$3,476,334

ROIC					28.6%

	A	B	A-B=C	D	C+D
					Trailing Four
	Fiscal Year	Twelve	Forty	Twelve Weeks	Quarters
	Ended	Weeks Ended	Weeks Ended	Ended	Ended
	August 29,	November 22,	August 29,	November 21,	November 21,
(in thousands, except percentage)	2009	2008	2009	2009	2009
Net income	$657,049	$131,371	$525,678	$143,300	$668,978
Adjustments:
Interest expense	142,316	31,166	111,150	36,340	147,490
Rent expense	181,308	40,185	141,123	44,397	185,520
Tax effect(1)	(117,929)	(26,000)	(91,929)	(28,953)	(120,882)

After-tax return	$862,744	$176,722	$686,022	$195,084	$881,106

Average debt(2)					$2,566,251
Average deficit(3)					(217,893)
Rent x 6(4)					1,113,120
Average capital lease obligations(5)					56,690

Pre-tax invested capital					$3,518,168

ROIC					25.0%

(1)	The effective tax rate over the trailing four quarters ended November 20, 2010 and November 21, 2009 is 36.4% , respectively.

(2)	Average debt is equal to the average of our debt measured as of the previous five quarters.

(3)	Average equity is equal to the average of our stockholders’ (deficit) equity measured as of the previous five quarters.

(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.

(5)	Average capital lease obligations are equal to the average of our capital lease obligations measured as of the previous five quarters.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Share-Based Expense “EBITDAR”
The following tables reconcile the ratio of adjusted debt to EBITDAR for the trailing four quarters ended November 20, 2010 and November 21, 2009.

	A	B	A-B=C	D	C+D
					Trailing Four
	Fiscal Year	Twelve	Forty	Twelve Weeks	Quarters
	Ended	Weeks Ended	Weeks Ended	Ended	Ended
	August 28,	November 21,	August 28,	November 20,	November 20,
(in thousands, except ratio)	2010	2009	2010	2010	2010
Net income	$738,311	$143,300	$595,011	$172,076	$767,087
Add: Interest expense	158,909	36,340	122,569	37,253	159,822
Income tax expense	422,194	80,788	341,406	96,792	438,198

EBIT	1,319,414	260,428	1,058,986	306,121	1,365,107
Add: Depreciation expense	192,084	42,566	149,518	44,291	193,809
Rent expense	195,632	44,397	151,235	47,546	198,781
Share-based expense	19,120	4,251	14,869	5,071	19,940

EBITDAR	$1,726,250	$351,642	$1,374,608	$403,029	$1,777,637

Debt					2,879,217
Capital lease obligations					85,019
Add: Rent x 6(1)					1,192,686

Adjusted debt					4,156,922

Adjusted debt / EDITDAR					2.3

	A	B	A-B=C	D	C+D
					Trailing Four
	Fiscal Year	Twelve	Forty	Twelve Weeks	Quarters
	Ended	Weeks Ended	Weeks Ended	Ended	Ended
	August 29,	November 22,	August 29,	November 21,	November 21,
(in thousands, except ratio)	2009	2008	2009	2009	2009
Net income	$657,049	$131,371	$525,678	$143,300	$668,978
Add: Interest expense	142,316	31,166	111,150	36,340	147,490
Income tax expense	376,697	76,002	300,695	80,788	381,483

EBIT	1,176,062	238,539	937,523	260,428	1,197,951
Add: Depreciation expense	180,433	40,153	140,280	42,566	182,846
Rent expense	181,308	40,185	141,123	44,397	185,520
Share-based expense	19,135	4,456	14,679	4,251	18,930

EBITDAR	$1,556,938	$323,333	$1,233,605	$351,642	$1,585,247

Debt					$2,739,500
Capital lease obligations					53,004
Add: Rent x 6(1)					1,113,120

Adjusted debt					$3,905,624

Adjusted debt / EDITDAR					2.5

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.
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
Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 28, 2010. Our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended August 28, 2010.

Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: credit market conditions; the impact of recessionary conditions; competition; product demand; the ability to hire and retain qualified employees; consumer debt levels; inflation; weather; raw material costs of our suppliers; energy prices; war and the prospect of war, including terrorist activity; construction delays; access to available and feasible financing; and changes in laws or regulations. Certain of these risks are discussed in more detail in the Risk Factors section contained in Item 1A under Part 1 of our Annual Report on Form 10-K for the year ended August 28, 2010, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
At November 20, 2010, there have been no material changes to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 28, 2010, except as described below.
The fair value of our debt was estimated at $3.136 billion as of November 20, 2010, and $3.182 billion as of August 28, 2010, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value is greater than the carrying value of debt by $257.1 million at November 20, 2010 and $273.5 million at August 28, 2010. We had $129.2 million of variable rate debt outstanding at November 20, 2010, and $459.2 million of variable rate debt outstanding at August 28, 2010. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $1.3 million in fiscal 2011. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $2.750 billion at November 20, 2010, and $2.449 billion at August 28, 2010. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $126.9 million at November 20, 2010.
Item 4. Controls and Procedures.
As of November 20, 2010, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 20, 2010. During or subsequent to the quarter ended November 20, 2010, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.
Item 4T. Controls and Procedures.
Not applicable.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are a defendant in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc. et al.,” filed in the U.S. District Court for the Southern District of New York in October 2004. The case was filed by more than 200 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers, against a number of defendants, including automotive aftermarket retailers and aftermarket automotive parts manufacturers. In the amended complaint, the plaintiffs allege, inter alia, that some or all of the automotive aftermarket retailer defendants have knowingly received, in violation of the Robinson-Patman Act (the “Act”), from various of the manufacturer defendants benefits such as volume discounts, rebates, early buy allowances and other allowances, fees, inventory without payment, sham advertising and promotional payments, a share in the manufacturers’ profits, benefits of pay-on-scan purchases, implementation of radio frequency identification technology, and excessive payments for services purportedly performed for the manufacturers. Additionally, a subset of plaintiffs alleges a claim of fraud against the automotive aftermarket retailer defendants based on discovery issues in a prior litigation involving similar claims under the Act. In the prior litigation, the discovery dispute, as well as the underlying claims, was decided in favor of AutoZone and the other automotive aftermarket retailer defendants who proceeded to trial, pursuant to a unanimous jury verdict which was affirmed by the Second Circuit Court of Appeals. In the current litigation, the plaintiffs seek an unspecified amount of damages (including statutory trebling), attorneys’ fees, and a permanent injunction prohibiting the aftermarket retailer defendants from inducing and/or knowingly receiving discriminatory prices from any of the aftermarket manufacturer defendants and from opening up any further stores to compete with the plaintiffs as long as the defendants allegedly continue to violate the Act.
In an order dated September 7, 2010 and issued on September 16, 2010, the court granted motions to dismiss all claims against AutoZone and its co-defendant competitors and suppliers. Based on the record in the prior litigation, the court dismissed with prejudice all overlapping claims — that is, those covering the same time periods covered by the prior litigation and brought by the judgment plaintiffs in the prior litigation. The court also dismissed with prejudice the plaintiffs’ attempt to revisit discovery disputes from the prior litigation. Further, with respect to the other claims under the Act, the court found that the factual statements contained in the complaint fall short of what would be necessary to support a plausible inference of unlawful price discrimination. Finally, the court held that the AutoZone pay-on-scan program is a difference in non-price terms that are not governed by the Act. The court ordered the case closed, but also stated that “in an abundance of caution the Court [was] defer[ring] decision on whether to grant leave to amend to allow plaintiff an opportunity to propose curative amendments.” The Plaintiffs filed a motion for leave to amend their complaint and attached a proposed Third Amended and Supplemental Complaint (the “Third Amended Complaint”) on behalf of four plaintiffs. The Third Amended Complaint repeats and expands certain allegations from previous complaints, asserting two claims under the Act, but states that all other plaintiffs have withdrawn their claims, and that, inter alia, Chief Auto Parts, Inc. has been dismissed as a defendant. The court set a briefing schedule pursuant to which AutoZone and the co-defendants will oppose the motion seeking leave to amend.
We believe this suit to be without merit and are vigorously defending against it. We are unable to estimate a loss or possible range of loss.
We are involved in various other legal proceedings incidental to the conduct of our business, including several lawsuits containing class-action allegations in which the plaintiffs are current and former hourly and salaried employees who allege various wage and hour violations and unlawful termination practices. We do not currently believe that, in the aggregate, these matters will result in liabilities material to our financial condition, results of operations, or cash flows.
Item 1A. Risk Factors.
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 28, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Shares of common stock repurchased by the Company during the quarter ended November 20, 2010, were as follows:
Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs
August 29, 2010 to September 25, 2010	209,000	$212.46	209,000	$641,025,280
September 26, 2010 to October 23, 2010	587,400	230.66	587,400	505,537,192
October 24, 2010 to November 20, 2010	498,900	240.06	498,900	385,773,677

Total	1,295,300	$231.34	1,295,300	$385,773,677

All of the above repurchases were part of publicly announced plans that were authorized by the Company’s Board of Directors for the purchase of a maximum of $9.4 billion in common shares as of November 20, 2010. The program was initially announced in January 1998, and was most recently amended on December 15, 2010, to increase the repurchase authorization to $9.9 billion from $9.4 billion. The program does not have an expiration date. Subsequent to November 20, 2010, we have repurchased 327,900 shares of our common stock at an aggregate cost of $84.8 million.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Removed and Reserved.
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

4.1
Officers’ Certificate dated November 15, 2010, pursuant to Section 3.2 of the Indenture, dated as of August 8, 2003, setting forth the terms of the 4.000% Notes due 2020. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated November 15, 2010.

4.2	Form of 4.000% Note due 2020. Incorporated by reference to Exhibit 4.2 to the Form 8-K dated November 15, 2010.

*10.1
AutoZone, Inc. 2011 Equity Incentive Award Plan, incorporated by reference to Exhibit A to the definitive proxy statement dated October 25, 2010 for the Annual Meeting of Stockholders held December 15, 2010.

*10.2	Form of Stock Option Agreement under the 2006 Stock Option Plan, effective September 2010.

*10.3	Form of Stock Option Agreement under the 2006 Stock Option Plan for certain executive officers, effective September 2010.

*10.4	Form of Letter Agreement dated as of December 14, 2010, amending certain Stock Option Agreements of executive officers.

*10.5	AutoZone, Inc. 2011 Director Compensation Program.

*10.6
Performance-Based Restricted Stock Units Award Agreement dated December 15, 2010, between AutoZone, Inc. and William C. Rhodes, III, incorporated by reference to Exhibit 10.2 to the Form 8-K dated December 15, 2010.

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
Dated: December 16, 2010

EXHIBIT INDEX
The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Fourth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 99.2 to the Form 8-K dated September 28, 2007.

4.1
Officers’ Certificate for the Notes, pursuant to Section 3.2 of the Indenture, dated November 15, 2010, setting forth the terms of the Notes. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated November 15, 2010.

4.2	Form of 4.0% Note due 2020. Incorporated by reference to Exhibit 4.2 to the Form 8-K dated November 15, 2010.

*10.1
AutoZone, Inc. 2011 Equity Incentive Award Plan, incorporated by reference to Exhibit A to the definitive proxy statement dated October 25, 2010 for the Annual Meeting of Stockholders held December 15, 2010.

*10.2	Form of Stock Option Agreement under the 2006 Stock Option Plan, effective September 2010.

*10.3	Form of Stock Option Agreement under the 2006 Stock Option Plan for certain executive officers, effective September 2010.

*10.4	Form of Letter Agreement dated as of December 14, 2010, amending certain Stock Option Agreements of executive officers.

*10.5	AutoZone, Inc. 2011 Director Compensation Program.

*10.6
Performance-Based Restricted Stock Units Award Agreement dated December 15, 2010, between AutoZone, Inc. and William C. Rhodes, III, incorporated by reference to Exhibit 10.2 to the Form 8-K dated December 15, 2010.

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