Form 10-Q
period 2011-02-12
AUTOZONE INC
filed 2011-03-17
CIK 866787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 12, 2011,

or

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
Common Stock, $.01 Par Value — 42,209,933 shares outstanding as of March 11, 2011.

PART I. FINANCIAL INFORMATION

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

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AUTOZONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 12,	August 28,
(in thousands)	2011	2010

Assets
Current assets:
Cash and cash equivalents	$107,881	$98,280
Accounts receivable	140,227	125,802
Merchandise inventories	2,418,751	2,304,579
Other current assets	71,256	83,160

Total current assets	2,738,115	2,611,821

Property and equipment:
Property and equipment	4,173,972	4,067,261
Less: Accumulated depreciation and amortization	(1,619,108)	(1,547,315)

	2,554,864	2,519,946

Goodwill	302,645	302,645
Deferred income taxes	59,634	46,223
Other long-term assets	110,345	90,959

	472,624	439,827

	$5,765,603	$5,571,594

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,524,539	$2,433,050
Accrued expenses and other	414,502	432,368
Income taxes payable	85,356	25,385
Deferred income taxes	159,809	146,971
Short-term borrowings	40,930	26,186

Total current liabilities	3,225,136	3,063,960

Long-term debt	3,208,300	2,882,300
Other long-term liabilities	370,579	364,099

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 43,819 shares issued and 42,611 shares outstanding as of February 12, 2011; 50,061 shares issued and 45,107 shares outstanding as of August 28, 2010	438	501
Additional paid-in capital	535,945	557,955
Retained deficit	(1,172,935)	(245,344)
Accumulated other comprehensive loss	(92,338)	(106,468)
Treasury stock, at cost	(309,522)	(945,409)

Total stockholders’ deficit	(1,038,412)	(738,765)

	$5,765,603	$5,571,594

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 12,	February 13,	February 12,	February 13,
(in thousands, except per share data)	2011	2010	2011	2010

Net sales	$1,660,946	$1,506,225	$3,452,608	$3,095,469
Cost of sales, including warehouse and delivery expenses	815,335	752,489	1,699,249	1,541,809

Gross profit	845,611	753,736	1,753,359	1,553,660
Operating, selling, general and administrative expenses	573,863	523,355	1,175,491	1,062,850

Operating profit	271,748	230,381	577,868	490,810
Interest expense, net	39,576	36,309	76,829	72,650

Income before income taxes	232,172	194,072	501,039	418,160
Income taxes	84,116	70,739	180,908	151,527

Net income	$148,056	$123,333	$320,131	$266,633

Weighted average shares for basic earnings per share	43,399	49,436	44,034	49,775
Effect of dilutive stock equivalents	979	750	972	730

Adjusted weighted average shares for diluted earnings per share	44,378	50,186	45,006	50,505

Basic earnings per share	$3.41	$2.49	$7.27	$5.36

Diluted earnings per share	$3.34	$2.46	$7.11	$5.28

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-Four Weeks Ended
	February 12,	February 13,
(in thousands)	2011	2010

Cash flows from operating activities:
Net income	$320,131	$266,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	88,417	87,099
Amortization of debt origination fees	3,898	2,999
Income tax benefit from exercise of stock options	(15,847)	(7,061)
Deferred income taxes	(1,955)	(2,145)
Share-based compensation expense	12,119	8,867
Changes in operating assets and liabilities:
Accounts receivable	(13,903)	(20,849)
Merchandise inventories	(104,770)	(52,560)
Accounts payable and accrued expenses	65,957	9,965
Income taxes payable	75,513	46,532
Other, net	11,549	9,428

Net cash provided by operating activities	441,109	348,908

Cash flows from investing activities:
Capital expenditures	(108,357)	(111,128)
Purchase of marketable securities	(22,581)	(10,467)
Proceeds from sale of marketable securities	19,454	8,015
Disposal of capital assets	2,158	4,231

Net cash used in investing activities	(109,326)	(109,349)

Cash flows from financing activities:
Net proceeds from commercial paper	25,300	47,800
Net proceeds from short-term borrowings	12,493	—
Proceeds from issuance of debt	500,000	—
Repayment of debt	(199,300)	—
Net proceeds from sale of common stock	33,249	18,726
Purchase of treasury stock	(694,050)	(291,888)
Income tax benefit from exercise of stock options	15,847	7,061
Payments of capital lease obligations	(10,903)	(9,084)
Other, net	(5,450)	—

Net cash used in financing activities	(322,814)	(227,385)

Effect of exchange rate changes on cash	632	281

Net increase in cash and cash equivalents	9,601	12,455
Cash and cash equivalents at beginning of period	98,280	92,706

Cash and cash equivalents at end of period	$107,881	$105,161

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
Operating results for the twelve and twenty-four weeks ended February 12, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2011. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2010 and fiscal 2011 each have 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.
Note B — Share-Based Payments
AutoZone recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. Share-based payments include stock option grants, restricted stock grants, restricted stock unit grants and the discount on shares sold to employees under share purchase plans. Additionally, directors’ fees are paid in restricted stock units with value equivalent to the value of shares of common stock as of the grant date. The change in fair value of liability-based stock awards is also recognized in share-based compensation expense.
Total share-based compensation expense (a component of operating, selling, general and administrative expenses) was $7.0 million for the twelve week period ended February 12, 2011, and was $4.6 million for the comparable prior year period. Share-based compensation expense was $12.1 million for the twenty-four week period ended February 12, 2011, and was $8.9 million for the comparable prior year period.
During the twenty-four week period ended February 12, 2011, 339,370 shares of stock options were exercised at a weighted average exercise price of $101.44. In the comparable prior year period, 262,059 shares of stock options were exercised at a weighted average exercise price of $72.30. The Company made stock option grants of 424,780 shares during the twenty-four week period ended February 12, 2011, and granted options to purchase 496,580 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the twenty-four week periods ended February 12, 2011 and February 13, 2010, using the Black-Scholes-Merton multiple-option pricing valuation model, was $58.58 and $40.75 per share, respectively, using the following weighted average key assumptions:

	Twenty-Four Weeks Ended
	February 12,	February 13,
	2011	2010

Expected price volatility	31%	31%
Risk-free interest rate	1.0%	1.8%
Weighted average expected lives (in years)	4.3	4.3
Forfeiture rate	10.0%	10.0%
Dividend yield	0.0%	0.0%
See AutoZone’s Annual Report on Form 10-K for the year ended August 28, 2010 for a discussion of the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards.
For the twelve week period ended February 12, 2011, there were 1,260 anti-dilutive stock options excluded from the diluted earnings per share computation. For the comparable prior year period, 24,900 anti-dilutive shares were excluded. There were 1,260 anti-dilutive shares excluded from the diluted earnings per share computation for the twenty-four week period ended February 12, 2011, and 25,500 anti-dilutive shares excluded for the comparable prior year.
On December 15, 2010, the Company’s stockholders approved the 2011 Equity Incentive Award Plan (the “Plan”), allowing the Company to provide equity-based compensation to non-employee directors and employees for their service to AutoZone or its subsidiaries or affiliates. Under the Plan, participants may receive equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, deferred stock, stock payments, performance share awards and other incentive awards structured by the Company’s Board of Directors (the “Board”) and the Compensation Committee of the Board.

On December 15, 2010, the Company adopted the 2011 Director Compensation Program (the “Program”), which states that non-employee directors will receive their compensation in awards of restricted stock units under the Plan. The Program replaces the former 2003 Director Compensation Plan and the 2003 Director Stock Option Plan. Under the Program, restricted stock units are granted the first day of each calendar quarter. The number of restricted stock units granted each quarter is determined by dividing one-fourth of the amount of the annual retainer by the fair market value of the shares of common stock as of the grant date. The restricted stock units are fully vested on the date they are issued and are paid in shares of the Company’s common stock subsequent to the non-employee director ceasing to be a member of the Board. For the twelve weeks ended February 12, 2011, the Company recognized $466 thousand in share-based compensation expense related to the Program.
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
Level 3 inputs—unobservable inputs for the asset or liability.
The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	February 12, 2011
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$5,955	$60	$—	$6,015
Other long-term assets	62,812	6,385	—	69,197

	$68,767	$6,445	$—	$75,212

	August 28, 2010
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$11,307	$4,996	$—	$16,303
Other long-term assets	47,725	8,673	—	56,398
Accrued expenses and other	—	(9,979)	—	(9,979)

	$59,032	$3,690	$—	$62,722

At February 12, 2011, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheet consisted of short-term marketable securities of $6.0 million, which are included within other current assets and long-term marketable securities of $69.2 million, which are included in other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable securities, by asset class, are described in “Note D — Marketable Securities”.
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

Note D — Marketable Securities
The Company’s basis for determining the cost of a security sold is the “Specific Identification Model”. Unrealized gains (losses) on marketable securities are recorded in accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	February 12, 2011
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
(in thousands)	Basis	Gains	Losses	Fair Value

Corporate securities	$24,394	$232	$(27)	$24,599
Government bonds	30,709	36	(104)	30,641
Mortgage-backed securities	5,625	106	—	5,731
Asset-backed securities and other	14,099	158	(16)	14,241

	$74,827	$532	$(147)	$75,212

	August 28, 2010
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
(in thousands)	Basis	Gains	Losses	Fair Value

Corporate securities	$28,707	$490	$(1)	$29,196
Government bonds	24,560	283	—	24,843
Mortgage-backed securities	8,603	192	—	8,795
Asset-backed securities and other	9,831	47	(11)	9,867

	$71,701	$1,012	$(12)	$72,701

The marketable securities held at February 12, 2011 are primarily debt securities and have effective maturities ranging from less than one year to approximately 3 years. The Company did not realize any material gains or losses on its marketable securities during the twenty-four week period ended February 12, 2011.
The Company holds twenty-four securities that are in an unrealized loss position of approximately $147 thousand at February 12, 2011. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and our intent and ability to hold the investments until maturity or until recovery of fair value.
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
At February 12, 2011, the Company had $8.0 million recorded in accumulated other comprehensive loss related to net realized losses associated with terminated interest derivatives which were designated as hedges. Net losses are amortized into interest expense over the remaining life of the associated debt. During the twenty-four week period ended February 12, 2011, the Company reclassified $453 thousand of net losses from accumulated other comprehensive loss to interest expense. In the comparable prior year period, the Company reclassified $282 thousand of net gains from accumulated other comprehensive loss to interest expense.
Note F — Merchandise Inventories
Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method for domestic inventories and the first-in, first-out (“FIFO”) method for Mexico inventories. Included in inventories are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $255.6 million at February 12, 2011, and $247.3 million at August 28, 2010.

Note G — Pension and Savings Plans
The components of net periodic pension expense related to the Company’s pension plans consisted of the following:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 12,	February 13,	February 12,	February 13,
(in thousands)	2011	2010	2011	2010

Interest cost	$2,570	$2,611	$5,139	$5,222
Expected return on plan assets	(2,152)	(2,087)	(4,304)	(4,175)
Amortization of net loss	2,170	1,877	4,341	3,755

Net periodic pension expense	$2,588	$2,401	$5,176	$4,802

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the twenty-four week period ended February 12, 2011, the Company made contributions to its funded plan in the amount of $3.2 million. The Company expects to contribute approximately $2.6 million to the plan during the remainder of fiscal 2011; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.
Note H — Financing
The Company’s long-term debt consisted of the following:

	February 12,	August 28,
(in thousands)	2011	2010

4.75% Senior Notes due November 2010, effective interest rate of 4.17%	$—	$199,300
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	300,000	300,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.5% Senior Notes due January 2014, effective interest rate of 6.63%	500,000	500,000
5.75% Senior Notes due January 2015, effective interest rate of 5.89%	500,000	500,000
5.5% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.95% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	—
Commercial paper, weighted average interest rate of 0.37% and 0.41% at February 12, 2011 and August 28, 2010, respectively	458,300	433,000

	$3,208,300	$2,882,300

As of February 12, 2011, the commercial paper borrowings mature in the next twelve months, but are classified as long-term in the accompanying Condensed Consolidated Balance Sheets as the Company has the ability and intent to refinance them on a long-term basis. Before considering the effect of commercial paper borrowings, the Company had $796.0 million of availability under its $800 million revolving credit facility, expiring in July 2012, which would allow it to replace these short-term obligations with long-term financing.
In addition to the long-term debt discussed above, as of February 12, 2011, the Company has $40.9 million of short-term borrowings that are scheduled to mature in the next 12 months. The short-term borrowings are unsecured, peso-denominated borrowings and accrue interest at 5.1% as of February 12, 2011.
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
The fair value of the Company’s debt was estimated at $3.425 billion as of February 12, 2011, and $3.182 billion as of August 28, 2010, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms. Such fair value is greater than the carrying value of debt by $175.5 million at February 12, 2011, and $273.5 million at August 28, 2010.
Note I — Stock Repurchase Program
From January 1, 1998 to February 12, 2011, the Company has repurchased a total of 124.6 million shares at an aggregate cost of $9.4 billion, including 2,831,300 shares of its common stock at an aggregate cost of $694.1 million during the twenty-four week period ended February 12, 2011. On December 15, 2010, the Board voted to increase the authorization by $500 million to raise the cumulative share repurchase authorization from $9.4 billion to $9.9 billion. Considering cumulative repurchases as of February 12, 2011, the Company had $491.4 million remaining under the Board’s authorization to repurchase its common stock. Subsequent to February 12, 2011, the Company has repurchased 525,119 shares of its common stock at an aggregate cost of $136.7 million.

During the twenty-four week period ended February 12, 2011, the Company retired 6.6 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased retained deficit by $1,247.7 million and decreased additional paid-in capital by $82.2 million.
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
Comprehensive income consisted of the following:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 12,	February 13,	February 12,	February 13,
(in thousands)	2011	2010	2011	2010

Net income	$148,056	$123,333	$320,131	$266,633
Foreign currency translation adjustments	3,614	(1,554)	16,282	(66)
Net impact from derivative instruments	(3,939)	(141)	(4,998)	(282)
Pension liability adjustments	1,620	2,461	3,243	2,461
Unrealized (losses) gains from marketable securities	(327)	(84)	(400)	99

Comprehensive income	$149,024	$124,015	$334,258	$268,845

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
In an order dated September 7, 2010 and issued on September 16, 2010, the court granted motions to dismiss all claims against AutoZone and its co-defendant competitors and suppliers. Based on the record in the prior litigation, the court dismissed with prejudice all overlapping claims — that is, those covering the same time periods covered by the prior litigation and brought by the judgment plaintiffs in the prior litigation. The court also dismissed with prejudice the plaintiffs’ attempt to revisit discovery disputes from the prior litigation. Further, with respect to the other claims under the Act, the Court found that the factual statements contained in the complaint fall short of what would be necessary to support a plausible inference of unlawful price discrimination. Finally, the court held that the AutoZone pay-on-scan program is a difference in non-price terms that are not governed by the Act. The court ordered the case closed, but also stated that “in an abundance of caution the Court [was] defer[ring] decision on whether to grant leave to amend to allow plaintiff an opportunity to propose curative amendments.” The plaintiffs filed a motion for leave to amend their complaint and attached a proposed Third Amended and Supplemental Complaint (the “Third Amended Complaint”) on behalf of four plaintiffs. The Third Amended Complaint repeats and expands certain allegations from previous complaints, asserting two claims under the Act, but states that all other plaintiffs have withdrawn their claims, and that, inter alia, Chief Auto Parts, Inc. has been dismissed as a defendant. AutoZone and the co-defendants have filed an opposition to the motion seeking leave to amend which is before the court for decision.
The Company believes this suit to be without merit and is vigorously defending against it. The Company is unable to estimate a loss or possible range of loss.
In 2004, the Company acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, the Company voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. The Company has conducted and paid for (at an immaterial cost to the Company) remediation of visible contamination on the property and is investigating and will be addressing potential vapor intrusion impacts in downgradient residences and businesses. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, the Company is eligible to be reimbursed up to 75 percent of its remediation costs by the State of New Jersey. Although the aggregate amount of additional costs that the Company may incur pursuant to the Voluntary Remediation Agreement cannot currently be ascertained, the Company does not currently believe that fulfillment of its obligations under the agreement will result in costs that are material to its financial condition, results of operations or cash flow.

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
The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 4,674 stores in the United States, including Puerto Rico, and Mexico. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.
The Other category reflects business activities that are not separately reportable, including ALLDATA, which produces, sells and maintains diagnostic and repair information software used in the automotive repair industry, and E-commerce, which includes direct sales to customers through www.autozone.com.
The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 12,	February 13,	February 12,	February 13,
(in thousands)	2011	2010	2011	2010

Net Sales
Auto Parts Stores	$1,623,949	$1,472,958	$3,378,936	$3,029,218
Other	36,997	33,267	73,672	66,251

Total	$1,660,946	$1,506,225	$3,452,608	$3,095,469

Segment Profit
Auto Parts Stores	$816,692	$726,797	$1,695,558	$1,499,795
Other	28,919	26,939	57,801	53,865

Gross profit	845,611	753,736	1,753,359	1,553,660
Operating, selling, general and administrative expenses	(573,863)	(523,355)	(1,175,491)	(1,062,850)
Interest expense, net	(39,576)	(36,309)	(76,829)	(72,650)

Income before income taxes	$232,172	$194,072	$501,039	$418,160

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AutoZone, Inc.
We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of February 12, 2011, the related condensed consolidated statements of income for the twelve and twenty-four week periods ended February 12, 2011 and February 13, 2010, and the condensed consolidated statements of cash flows for the twenty-four week periods ended February 12, 2011 and February 13, 2010. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AutoZone, Inc. as of August 28, 2010, and the related consolidated statements of income, stockholders’ (deficit) equity, and cash flows for the year then ended, not presented herein, and, in our report dated October 25, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 28, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Memphis, Tennessee
March 17, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are the nation’s leading retailer and a leading distributor of automotive replacement parts and accessories in the United States. We began operations in 1979 and at February 12, 2011, operated 4,425 stores in the United States, including Puerto Rico, and 249 in Mexico. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At February 12, 2011, in 2,521 of our domestic stores, we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories, non-automotive products and subscriptions to the ALLDATAdiy product through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.
Operating results for the twelve and twenty-four weeks ended February 12, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2011. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2010 and fiscal 2011 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.
Executive Summary
Net sales were up 10.3% for the quarter, driven by domestic same store sales growth of 7.1%. We experienced sales growth from both our retail and commercial customers. Earnings per share increased 35.8% for the quarter.
Recently, various factors have occurred within the economy that affect both our consumer and our industry, including the impact of the recent recession, continued high unemployment and other challenging economic conditions, which we believe have aided our sales growth during the quarter. Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will impact us in the future. During second quarter, unleaded gas prices increased by $0.25 per gallon. While gas prices have increased, we do not believe the increase has had a significant impact to our results during the quarter. However, given the unpredictability of gas prices, we cannot predict whether gas prices will continue to increase, nor can we predict how any future changes in gas prices will impact our sales in future periods.
Our primary response to fluctuations in the demand for the products we sell are to adjust our product assortment, store staffing, and advertising messages. We continue to believe we are well positioned to help our customers save money and meet their needs in a challenging macro environment.
Historically, the two statistics that we believed had the closest correlation to our market growth over the long-term were miles driven and the number of seven year old or older vehicles on the road. Prior to the recent recession, we had seen a close correlation between our net sales and the number of miles driven; however, recently we have seen minimal correlation in sales performance with miles driven. Sales have grown at an increased rate, while miles driven has either decreased or grown at a slower rate than what we have historically experienced. During this period of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. Since the beginning of fiscal year 2010 and through December 2010 (latest publicly available information), miles driven remained relatively flat as compared to the corresponding prior year period, and the average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. We believe that annual miles driven will return to a low single digit growth rate over time and that the number of seven year old or older vehicles will continue to increase; however, we are unable to predict the impact, if any, these indicators will have on future results.
In the second quarter, failure and maintenance related categories continued to represent the largest portion of our sales mix, at approximately 87% of total sales, with failure related categories continuing to be our strongest performers. We have not experienced any fundamental shifts in our category sales mix over recent periods. We remain focused on refining and expanding our product assortment to ensure we have the best merchandise at the right price in each of our categories.
Twelve Weeks Ended February 12, 2011,
Compared with Twelve Weeks Ended February 13, 2010
Net sales for the twelve weeks ended February 12, 2011, increased $154.7 million to $1.661 billion, or 10.3%, over net sales of $1.506 billion for the comparable prior year period. Total auto parts sales increased by 10.3%, primarily driven by a domestic same store sales (sales for stores open at least one year) increase of 7.1% and net sales of $44.3 million from new stores. The domestic same store sales increase was driven by higher transaction value and, to a lesser extent, higher transaction count trends.
Gross profit for the twelve weeks ended February 12, 2011, was $845.6 million, or 50.9% of net sales, compared with $753.7 million, or 50.0% of net sales, during the comparable prior year period. The improvement in gross margin was attributable to higher margins on merchandise gross (45 basis points) and lower shrink expense (39 basis points). The increased merchandise gross margins continued to benefit this quarter from increased penetration of Duralast product sales and lower acquisition costs.

Operating, selling, general and administrative expenses for the twelve weeks ended February 12, 2011, were $573.9 million, or 34.6% of net sales, compared with $523.4 million, or 34.7% of net sales, during the comparable prior year period. The decrease in operating expenses, as a percentage of sales, was primarily the result of leverage on store operating expenses due to higher sales volumes, partially offset by increased incentive compensation costs (39 basis points), increased investments in our hub store initiative (23 basis points), higher advertising expenditures (22 basis points), and an unfavorable comparison to last year’s second quarter credit card class action settlement (17 basis points).
Net interest expense for the twelve weeks ended February 12, 2011, was $39.6 million compared with $36.3 million during the comparable prior year period. This increase was primarily due to the increase in debt over the comparable prior year period, offset by a slight decrease in borrowing rates. Average borrowings for the twelve weeks ended February 12, 2011, were $3.145 billion, compared with $2.794 billion for the comparable prior year period. Weighted average borrowing rates were 5.0% for the twelve weeks ended February 12, 2011, and 5.2% for the twelve weeks ended February 13, 2010.
Our effective income tax rate was 36.2% of pretax income for the twelve weeks ended February 12, 2011, and 36.4% for the comparable prior year period.
Net income for the twelve week period ended February 12, 2011, increased by $24.7 million to $148.1 million, and diluted earnings per share increased by 35.8% to $3.34 from $2.46 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.40.
Twenty-Four Weeks Ended February 12, 2011,
Compared with Twenty-Four Weeks Ended February 13, 2010
Net sales for the twenty-four weeks ended February 12, 2011, increased $357.1 million to $3.453 billion, or 11.5% over net sales of $3.095 billion for the comparable prior year period. Total auto parts sales increased by 11.5%, primarily driven by an increase in domestic comparable store sales of 8.4% and net sales of $93.5 million from new stores. The domestic same store sales increase was driven by higher transaction value and, to a lesser extent, higher transaction count trends.
Gross profit for the twenty-four weeks ended February 12, 2011, was $1.753 billion, or 50.8% of net sales, compared with $1.554 billion, or 50.2% of net sales, during the comparable prior year period. The improvement in gross margin was primarily attributable to higher margins on merchandise gross (36 basis points) and lower shrink expense (18 basis points). The increased merchandise gross margins were largely due to increased penetration of Duralast product offerings and lower acquisition costs.
Operating, selling, general and administrative expenses for the twenty-four weeks ended February 12, 2011, were $1.175 billion, or 34.0% of net sales, compared with $1.063 billion, or 34.3% of net sales, during the comparable prior year period. The decrease in operating expenses, as a percent of sales, was primarily the result of leverage on store operating expenses due to higher sales volumes, partially offset by increased incentive compensation costs (37 basis points), increased investments in our hub store initiative (20 basis points) and higher advertising expenditures (12 basis points).
Net interest expense for the twenty-four weeks ended February 12, 2011, was $76.8 million compared with $72.7 million during the comparable prior year period. This increase was primarily due to higher average borrowing levels, partially offset by a decline in borrowing rates. Average borrowings for the twenty-four weeks ended February 12, 2011, were $3.003 billion, compared with $2.764 billion for the comparable prior year period. Weighted average borrowing rates were 5.2% for the twenty-four weeks ended February 12, 2011, and 5.3% for the twenty-four weeks ended February 13, 2010.
Our effective income tax rate was 36.1% of pretax income for the twenty-four weeks ended February 12, 2011, and 36.2% for the comparable prior year period.
Net income for the twenty-four week period ended February 12, 2011, increased by $53.5 million to $320.1 million, and diluted earnings per share increased by 34.7% to $7.11 from $5.28 in the comparable prior year period. The impact on year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.77.
Liquidity and Capital Resources
The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the twenty-four weeks ended February 12, 2011, our net cash flows from operating activities provided $441.1 million as compared with $348.9 million provided during the comparable prior year period. The increase is primarily due to higher net income of $53.5 million and improvements in accounts payable as our cash flows from operating activities continue to benefit from our inventory purchases being financed by our vendors, offset by timing of inventory purchases. Our accounts payable to inventory ratio was approximately 104% at February 12, 2011, and approximately 95% at February 13, 2010.
Our net cash flows from investing activities for the twenty-four weeks ended February 12, 2011, used $109.3 million as compared with $109.3 million used in the comparable prior year period. Capital expenditures for the twenty-four weeks ended February 12, 2011, were $108.4 million compared to $111.1 million for the comparable prior year period. During this twenty-four week period, we opened 47 net new stores. In the comparable prior year period, we opened 74 net new stores. Investing cash flows were also impacted by our wholly owned insurance captive, which purchased $22.6 million and sold $19.5 million in marketable securities during the twenty-four weeks ended February 12, 2011. During the comparable prior year period, the captive purchased $10.5 million in marketable securities and sold $8.0 million in marketable securities. Capital asset disposals provided $2.2 million during the twenty-four week period ended February 12, 2011, and $4.2 million in the comparable prior year period.

Our net cash flows from financing activities for the twenty-four weeks ended February 12, 2011, used $322.8 million compared to $227.4 million used in the comparable prior year period. Proceeds from the issuance of debt were $500.0 million for the current twenty-four week period ended February 12, 2011. Those proceeds were used for the repayment of debt of $199.3 million, a portion of our commercial paper borrowings, and general corporate purposes. For the twenty-four weeks ended February 12, 2011, net proceeds from commercial paper and short-term borrowings were $37.8 million as compared with $47.8 million in the comparable prior year period. Stock repurchases were $694.1 million in the current twenty-four week period as compared with $291.9 million in the comparable prior year period. For the twenty-four weeks ended February 12, 2011, proceeds from the sale of common stock and exercises of stock options provided $49.1 million, including $15.8 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $25.8 million, including $7.1 million in related tax benefits.
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
For the trailing four quarters ended February 12, 2011, our after-tax return on invested capital (“ROIC”) was 29.3% as compared to 25.2% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). ROIC increased primarily due to increased after-tax operating profit. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance.
Debt Facilities
We maintain an $800 million revolving credit facility with a group of banks to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. The credit facility may be increased to $1.0 billion at our election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit, and may include up to $100 million in capital leases each fiscal year. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, we had $309.4 million in available capacity under this facility at February 12, 2011. Under the revolving credit facility, we may borrow funds consisting of Eurodollar loans or base rate loans. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as the London InterBank Offered Rate (“LIBOR”) plus the applicable percentage, which could range from 150 basis points to 450 basis points, depending upon our senior unsecured (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans at the prime rate. We also have the option to borrow funds under the terms of a swingline loan subfacility. The revolving credit facility expires in July 2012.
We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the revolving credit facility. As of February 12, 2011, we have $92.3 million in letters of credit outstanding under the letter of credit facility, which expires in June 2013.
On November 15, 2010, we issued $500 million in 4.000% Senior Notes due 2020 under our shelf registration statement filed with the Securities and Exchange Commission on July 29, 2008 (the “Shelf Registration”). The Shelf Registration allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. During the quarter ended November 20, 2010, we used the proceeds from the issuance of debt to repay the principal due relating to the 4.75% Senior Notes that matured on November 15, 2010, to repay a portion of the commercial paper borrowings and for general corporate purposes.

The 6.50% and 7.125% Senior Notes issued during August 2008, and the 5.75% Senior Notes issued in July 2009, are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded. These notes, along with the 4.000% Senior Notes issued in November 2010, also contain a provision that repayment of the notes may be accelerated if AutoZone experiences a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of February 12, 2011, we were in compliance with all covenants and expect to remain in compliance with all covenants.
Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.5:1 as of February 12, 2011, and was 2.5:1 as of February 13, 2010. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels.
Stock Repurchases
From January 1, 1998 to February 12, 2011, we have repurchased a total of 124.6 million shares at an aggregate cost of $9.4 billion, including 2,831,300 shares of our common stock at an aggregate cost of $694.1 million during the twenty-four week period ended February 12, 2011. On December 15, 2010, the Board of Directors (the “Board”) voted to increase the authorization by $500 million to raise the cumulative share repurchase authorization from $9.4 billion to $9.9 billion. Considering cumulative repurchases as of February 12, 2011, we have $491.4 million remaining under the Board’s authorization to repurchase our common stock. Subsequent to February 12, 2011, we have repurchased 525,119 shares of our common stock at an aggregate cost of $136.7 million.
Off-Balance Sheet Arrangements
Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at February 12, 2011, was $96.6 million compared with $107.6 million at August 28, 2010, and our total surety bonds commitment at February 12, 2011, was $25.7 million compared with $23.7 million at August 28, 2010.
Financial Commitments
Except for the previously discussed debt issuance and retirement, as of February 12, 2011, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 28, 2010.
Reconciliation of Non-GAAP Financial Measures
Management’s Discussion and Analysis of Financial Condition and Results of Operations include certain financial measures not derived in accordance with U.S. generally accepted accounting principles (“GAAP”). These non-GAAP financial measures provide additional information for determining our optimum capital structure and are used to assist management in evaluating performance and in making appropriate business decisions to maximize stockholders’ value.
Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented the non-GAAP financial measures, as we believe they provide additional information that is useful to investors. Furthermore, our management and the Compensation Committee of the Board use the above mentioned non-GAAP financial measures to analyze and compare our underlying operating results and to determine payments of performance-based compensation. We have included a reconciliation of this information to the most comparable GAAP measures in the following reconciliation tables.

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital “ROIC”
The following tables reconcile the percentages of ROIC for the trailing four quarters ended February 12, 2011 and February 13, 2010.

	A	B	A-B=C	D	C+D

					Trailing Four
	Fiscal Year	Twenty-Four	Twenty-Eight	Twenty-Four	Quarters
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Ended
	August 28,	February 13,	August 28,	February 12,	February 12,
(in thousands, except percentage)	2010	2010	2010	2011	2011
Net income	$738,311	$266,633	$471,678	$320,131	$791,809
Adjustments:
Interest expense	158,909	72,650	86,259	76,829	163,088
Rent expense	195,632	88,106	107,526	96,692	204,218
Tax effect(1)	(128,983)	(58,355)	(70,628)	(62,987)	(133,615)

After-tax return	$963,869	$369,034	$594,835	$430,665	$1,025,500

Average debt(2)					$2,902,027
Average deficit(3)					(695,593)
Rent x 6(4)					1,225,308
Average capital lease obligations(5)					74,039

Pre-tax invested capital					$3,505,781

ROIC					29.3%

	A	B	A-B=C	D	C+D

					Trailing Four
	Fiscal Year	Twenty-Four	Twenty-Eight	Twenty-Four	Quarters
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Ended
	August 29,	February 14,	August 29,	February 13,	February 13,
(in thousands, except percentage)	2009	2009	2009	2010	2010
Net income	$657,049	$247,235	$409,814	$266,633	$676,447
Adjustments:
Interest expense	142,316	63,072	79,244	72,650	151,894
Rent expense	181,308	81,369	99,939	88,106	188,045
Tax effect(1)	(117,929)	(52,432)	(65,497)	(58,355)	(123,852)

After-tax return	$862,744	$339,244	$523,500	$369,034	$892,534

Average debt(2)					$2,667,551
Average deficit(3)					(314,226)
Rent x 6(4)					1,128,270
Average capital lease obligations(5)					55,105

Pre-tax invested capital					$3,536,700

ROIC					25.2%

(1)	The effective tax rate over the trailing four quarters ended February 12, 2011 and February 13, 2010 is 36.3% in each period.

(2)	Average debt is equal to the average of our debt measured as of the previous five quarters.

(3)	Average equity is equal to the average of our stockholders’ deficit measured as of the previous five quarters.

(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.

(5)	Average capital lease obligations are equal to the average of our capital lease obligations measured as of the previous five quarters.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Share-Based Expense “EBITDAR”
The following tables reconcile the ratio of adjusted debt to EBITDAR for the trailing four quarters ended February 12, 2011 and February 13, 2010.

	A	B	A-B=C	D	C+D

					Trailing Four
	Fiscal Year	Twenty-Four	Twenty-Eight	Twenty-Four	Quarters
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Ended
	August 28,	February 13,	August 28,	February 12,	February 12,
(in thousands, except ratio)	2010	2010	2010	2011	2011
Net income	$738,311	$266,633	$471,678	$320,131	$791,809
Add: Interest expense	158,909	72,650	86,259	76,829	163,088
Income tax expense	422,194	151,527	270,667	180,908	451,575

EBIT	1,319,414	490,810	828,604	577,868	1,406,472
Add: Depreciation expense	192,084	87,099	104,985	88,417	193,402
Rent expense	195,632	88,106	107,526	96,692	204,218
Share-based expense	19,120	8,867	10,253	12,119	22,372

EBITDAR	$1,726,250	$674,882	$1,051,368	$775,096	$1,826,464

Debt					$3,249,230
Capital lease obligations					81,848
Add: Rent x 6(1)					1,225,308

Adjusted debt					$4,556,386

Adjusted debt / EDITDAR					2.5

	A	B	A-B=C	D	C+D

					Trailing Four
	Fiscal Year	Twenty-Four	Twenty-Eight	Twenty-Four	Quarters
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Ended
	August 29,	February 14,	August 29,	February 13,	February 13,
(in thousands, except ratio)	2009	2009	2009	2010	2010
Net income	$657,049	$247,235	$409,814	$266,633	$676,447
Add: Interest expense	142,316	63,072	79,244	72,650	151,894
Income tax expense	376,697	142,927	233,770	151,527	385,297

EBIT	1,176,062	453,234	722,828	490,810	1,213,638
Add: Depreciation expense	180,433	81,964	98,469	87,099	185,568
Rent expense	181,308	81,369	99,939	88,106	188,045
Share-based expense	19,135	9,307	9,828	8,867	18,695

EBITDAR	$1,556,938	$625,874	$931,064	$674,882	$1,605,946

Debt					$2,774,700
Capital lease obligations					51,713
Add: Rent x 6(1)					1,128,270

Adjusted debt					$3,954,683

Adjusted debt / EDITDAR					2.5

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.

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
At February 12, 2011, there have been no material changes to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 28, 2010, except as described below.
The fair value of our debt was estimated at $3.425 billion as of February 12, 2011, and $3.182 billion as of August 28, 2010, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value is greater than the carrying value of debt by $175.5 million at February 12, 2011 and $273.5 million at August 28, 2010. We had $499.2 million of variable rate debt outstanding at February 12, 2011, and $459.2 million of variable rate debt outstanding at August 28, 2010. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $5.0 million in fiscal 2011. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $2.750 billion at February 12, 2011, and $2.449 billion at August 28, 2010. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $116.9 million at February 12, 2011.

Item 4.	Controls and Procedures.
As of February 12, 2011, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 12, 2011. During or subsequent to the quarter ended February 12, 2011, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

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
In an order dated September 7, 2010 and issued on September 16, 2010, the court granted motions to dismiss all claims against AutoZone and its co-defendant competitors and suppliers. Based on the record in the prior litigation, the court dismissed with prejudice all overlapping claims — that is, those covering the same time periods covered by the prior litigation and brought by the judgment plaintiffs in the prior litigation. The court also dismissed with prejudice the plaintiffs’ attempt to revisit discovery disputes from the prior litigation. Further, with respect to the other claims under the Act, the court found that the factual statements contained in the complaint fall short of what would be necessary to support a plausible inference of unlawful price discrimination. Finally, the court held that the AutoZone pay-on-scan program is a difference in non-price terms that are not governed by the Act. The court ordered the case closed, but also stated that “in an abundance of caution the Court [was] defer[ring] decision on whether to grant leave to amend to allow plaintiff an opportunity to propose curative amendments.” The Plaintiffs filed a motion for leave to amend their complaint and attached a proposed Third Amended and Supplemental Complaint (the “Third Amended Complaint”) on behalf of four plaintiffs. The Third Amended Complaint repeats and expands certain allegations from previous complaints, asserting two claims under the Act, but states that all other plaintiffs have withdrawn their claims, and that, inter alia, Chief Auto Parts, Inc. has been dismissed as a defendant. AutoZone and the co-defendants have filed an opposition to the motion seeking leave to amend which is before the court for decision.
We believe this suit to be without merit and are vigorously defending against it. We are unable to estimate a loss or possible range of loss.
In 2004, we acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, we voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. We have conducted and paid for (at an immaterial cost to us) remediation of visible contamination on the property and are investigating and will be addressing potential vapor intrusion impacts in downgradient residences and businesses. Pursuant to the Voluntary Remediation Agreement, upon our completion of all remediation required by the agreement, we are eligible to be reimbursed up to 75 percent of our remediation costs by the State of New Jersey. Although the aggregate amount of additional costs that we may incur pursuant to the Voluntary Remediation Agreement cannot currently be ascertained, we do not currently believe that fulfillment of our obligations under the agreement will result in costs that are material to our financial condition, results of operations or cash flow.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Shares of common stock repurchased by the Company during the quarter ended February 12, 2011, were as follows:
Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs
November 21, 2010 to December 18, 2010	327,900	$258.55	327,900	$800,994,423
December 19, 2010 to January 15, 2011	652,700	260.04	652,700	631,268,708
January 16, 2011 to February 12, 2011	555,400	251.87	555,400	491,378,008

Total	1,536,000	$256.77	1,536,000	$491,378,008

All of the above repurchases were part of publicly announced plans that were authorized by the Company’s Board of Directors for the purchase of a maximum of $9.9 billion in common shares as of February 12, 2011. The program was initially announced in January 1998, and was most recently amended on December 15, 2010, to increase the repurchase authorization to $9.9 billion from $9.4 billion. The program does not have an expiration date. Subsequent to February 12, 2011, we have repurchased 525,119 shares of our common stock at an aggregate cost of $136.7 million.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Removed and Reserved.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.
The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Fourth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 99.2 to the Form 8-K dated September 28, 2007.

*10.1	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement between AutoZone, Inc. and Robert D. Olsen dated January 25, 2011.

*10.2	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan.

*10.3	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for certain executive officers.

*10.4	First Amended and Restated AutoZone, Inc. Enhanced Severance Pay Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Document

**101.LAB	XBRL Taxonomy Extension Labels Document

**101.PRE	XBRL Taxonomy Extension Presentation Document

**101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.

**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

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
Charlie Pleas, III
Senior Vice President, Controller (Principal Accounting Officer)
Dated: March 17, 2011

EXHIBIT INDEX
The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarter ended February 13, 1999.

3.2	Fourth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 99.2 to the Form 8-K dated September 28, 2007.

*10.1	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement between AutoZone, Inc. and Robert D. Olsen dated January 25, 2011.

*10.2	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan.

*10.3	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for certain executive officers.

*10.4	First Amended and Restated AutoZone, Inc. Enhanced Severance Pay Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Document

**101.LAB	XBRL Taxonomy Extension Labels Document

**101.PRE	XBRL Taxonomy Extension Presentation Document

**101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.

**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”