Form 10-Q
period 2011-05-07
AUTOZONE INC
filed 2011-06-15
CIK 866787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 7, 2011 , or

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 Par Value — 41,560,511 shares outstanding as of June 10, 2011.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AUTOZONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 7,	August 28,
(in thousands)	2011	2010

Assets
Current assets:
Cash and cash equivalents	$100,367	$98,280
Accounts receivable	136,369	125,802
Merchandise inventories	2,491,981	2,304,579
Other current assets	77,812	83,160

Total current assets	2,806,529	2,611,821

Property and equipment:
Property and equipment	4,270,644	4,067,261
Less: Accumulated depreciation and amortization	(1,655,620)	(1,547,315)

	2,615,024	2,519,946

Goodwill	302,645	302,645
Deferred income taxes	62,686	46,223
Other long-term assets	97,994	90,959

	463,325	439,827

	$5,884,878	$5,571,594

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,710,081	$2,433,050
Accrued expenses and other	430,541	432,368
Income taxes payable	115,591	25,385
Deferred income taxes	155,944	146,971
Short-term borrowings	49,686	26,186

Total current liabilities	3,461,843	3,063,960

Long-term debt	3,171,100	2,882,300
Other long-term liabilities	371,476	364,099

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 43,916 shares issued and 41,439 shares outstanding as of May 7, 2011; 50,061 shares issued and 45,107 shares outstanding as of August 28, 2010	439	501
Additional paid-in capital	557,014	557,955
Retained deficit	(945,467)	(245,344)
Accumulated other comprehensive loss	(82,473)	(106,468)
Treasury stock, at cost	(649,054)	(945,409)

Total stockholders’ deficit	(1,119,541)	(738,765)

	$5,884,878	$5,571,594

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 7,	May 8,	May 7,	May 8,
(in thousands, except per share data)	2011	2010	2011	2010

Net sales	$1,978,369	$1,821,990	$5,430,977	$4,917,459
Cost of sales, including warehouse and delivery expenses	964,839	898,869	2,664,088	2,440,678

Gross profit	1,013,530	923,121	2,766,889	2,476,781
Operating, selling, general and administrative expenses	620,605	567,256	1,796,095	1,630,106

Operating profit	392,925	355,865	970,794	846,675
Interest expense, net	39,916	36,833	116,745	109,483

Income before income taxes	353,009	319,032	854,049	737,192
Income taxes	125,636	116,287	306,544	267,814

Net income	$227,373	$202,745	$547,505	$469,378

Weighted average shares for basic earnings per share	41,978	48,377	43,349	49,309
Effect of dilutive stock equivalents	977	835	973	778

Adjusted weighted average shares for diluted earnings per share	42,955	49,212	44,322	50,087

Basic earnings per share	$5.42	$4.19	$12.63	$9.52

Diluted earnings per share	$5.29	$4.12	$12.35	$9.37

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-Six Weeks Ended
	May 7,	May 8,
(in thousands)	2011	2010

Cash flows from operating activities:
Net income	$547,505	$469,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	133,347	129,918
Amortization of debt origination fees	6,060	4,505
Income tax benefit from exercise of stock options	(22,027)	(10,167)
Deferred income taxes	(9,771)	(4,516)
Share-based compensation expense	18,482	13,215
Changes in operating assets and liabilities:
Accounts receivable	(9,872)	5,307
Merchandise inventories	(174,138)	(79,177)
Accounts payable and accrued expenses	277,158	125,622
Income taxes payable	111,823	61,908
Other, net	18,326	25,014

Net cash provided by operating activities	896,893	741,007

Cash flows from investing activities:
Capital expenditures	(200,584)	(180,066)
Purchase of marketable securities	(34,720)	(31,417)
Proceeds from sale of marketable securities	32,087	28,255
Disposal of capital assets	2,299	6,452

Net cash used in investing activities	(200,918)	(176,776)

Cash flows from financing activities:
Net payments of commercial paper	(11,900)	(28,400)
Net proceeds from short-term borrowings	19,690	—
Proceeds from issuance of debt	500,000	—
Repayment of debt	(199,300)	—
Net proceeds from sale of common stock	42,147	28,818
Purchase of treasury stock	(1,033,488)	(558,269)
Income tax benefit from exercise of stock options	22,027	10,167
Payments of capital lease obligations	(16,683)	(13,864)
Other, net	(17,180)	—

Net cash used in financing activities	(694,687)	(561,548)

Effect of exchange rate changes on cash	799	373

Net increase in cash and cash equivalents	2,087	3,056
Cash and cash equivalents at beginning of period	98,280	92,706

Cash and cash equivalents at end of period	$100,367	$95,762

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
Operating results for the twelve and thirty-six weeks ended May 7, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2011. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2010 and fiscal 2011 each have 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.
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
Total share-based compensation expense (a component of operating, selling, general and administrative expenses) was $6.4 million for the twelve week period ended May 7, 2011, and was $4.3 million for the comparable prior year period. Share-based compensation expense was $18.5 million for the thirty-six week period ended May 7, 2011, and was $13.2 million for the comparable prior year period.
During the thirty-six week period ended May 7, 2011, 436,394 shares of stock options were exercised at a weighted average exercise price of $99.87. In the comparable prior year period, 380,503 shares of stock options were exercised at a weighted average exercise price of $77.27. The Company made stock option grants of 424,780 shares during the thirty-six week period ended May 7, 2011, and granted options to purchase 496,580 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the thirty-six week periods ended May 7, 2011 and May 8, 2010, using the Black-Scholes-Merton multiple-option pricing valuation model, was $58.58 and $40.75 per share, respectively, using the following weighted average key assumptions:

	Thirty-Six Weeks Ended
	May 7,	May 8,
	2011	2010

Expected price volatility	31%	31%
Risk-free interest rate	1.0%	1.8%
Weighted average expected lives (in years)	4.3	4.3
Forfeiture rate	10.0%	10.0%
Dividend yield	0.0%	0.0%
See AutoZone’s Annual Report on Form 10-K for the year ended August 28, 2010 for a discussion of the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards.
For the twelve week periods ended May 7, 2011 and May 8, 2010, there were no anti-dilutive shares excluded from the diluted earnings per share computation. There were 1,260 anti-dilutive shares excluded from the diluted earnings per share computation for the thirty-six week period ended May 7, 2011, and 24,900 anti-dilutive shares excluded for the comparable prior year.
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

On December 15, 2010, the Company adopted the 2011 Director Compensation Program (the “Program”), which states that non-employee directors will receive their compensation in awards of restricted stock units under the Plan. The Program replaces the former 2003 Director Compensation Plan and the 2003 Director Stock Option Plan. Under the Program, restricted stock units are granted the first day of each calendar quarter. The number of restricted stock units granted each quarter is determined by dividing one-fourth of the amount of the annual retainer by the fair market value of the shares of common stock as of the grant date. The restricted stock units are fully vested on the date they are issued and are paid in shares of the Company’s common stock subsequent to the non-employee director ceasing to be a member of the Board. The Company recognized $466 thousand in share-based compensation expense related to the Program for the twelve weeks ended May 7, 2011, and $932 thousand for the thirty-six weeks ended May 7, 2011.
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
Level 3 inputs—unobservable inputs for the asset or liability.
The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	May 7, 2011
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$14,409	$—	$—	$14,409
Other long-term assets	53,766	7,074	—	60,840

	$68,175	$7,074	$—	$75,249

	August 28, 2010
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$11,307	$4,996	$—	$16,303
Other long-term assets	47,725	8,673	—	56,398
Accrued expenses and other	—	(9,979)	—	(9,979)

	$59,032	$3,690	$—	$62,722

At May 7, 2011, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheet consisted of short-term marketable securities of $14.4 million, which are included within other current assets, and long-term marketable securities of $60.8 million, which are included in other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable securities, by asset class, are described in “Note D — Marketable Securities”.
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

Note D — Marketable Securities
The Company’s basis for determining the cost of a security sold is the “Specific Identification Model”. Unrealized gains (losses) on marketable securities are recorded in accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	May 7, 2011
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
(in thousands)	Basis	Gains	Losses	Fair Value

Corporate securities	$25,895	$297	$(2)	$26,190
Government bonds	29,919	180	(7)	30,092
Mortgage-backed securities	5,449	88	—	5,537
Asset-backed securities and other	13,264	166	—	13,430

	$74,527	$731	$(9)	$75,249

	August 28, 2010
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
(in thousands)	Basis	Gains	Losses	Fair Value

Corporate securities	$28,707	$490	$(1)	$29,196
Government bonds	24,560	283	—	24,843
Mortgage-backed securities	8,603	192	—	8,795
Asset-backed securities and other	9,831	47	(11)	9,867

	$71,701	$1,012	$(12)	$72,701

The marketable securities held at May 7, 2011 are primarily debt securities and have effective maturities ranging from less than one year to approximately 3 years. The Company did not realize any material gains or losses on its marketable securities during the thirty-six week period ended May 7, 2011.
The Company holds seven securities that are in an unrealized loss position of approximately nine thousand dollars at May 7, 2011. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.
Note E — Derivative Financial Instruments
During the first quarter of fiscal 2011, the Company was party to three forward starting swaps. These agreements were designated as cash flow hedges and were used to hedge the exposure to variability in future cash flows resulting from changes in variable interest rates related to the $500 million Senior Note debt issuance during the first quarter of fiscal 2011. The swaps had notional amounts of $150 million, $150 million and $100 million with associated fixed rates of 3.15%, 3.13%, and 2.57%, respectively. The swaps were benchmarked based on the 3-month London InterBank Offered Rate. These swaps expired in November 2010 and resulted in a loss of $7.4 million, net of tax, which has been deferred in accumulated other comprehensive loss and will be reclassified to interest expense over the life of the underlying debt. The hedges remained highly effective until they expired; therefore, no ineffectiveness was recognized in earnings.
At May 7, 2011, the Company had $7.6 million recorded in accumulated other comprehensive loss related to net realized losses associated with terminated interest rate swap derivatives which were designated as hedges. Net losses are amortized into interest expense over the remaining life of the associated debt. During the thirty-six week period ended May 7, 2011, the Company reclassified $858 thousand of net losses from accumulated other comprehensive loss to interest expense. In the comparable prior year period, the Company reclassified $423 thousand of net gains from accumulated other comprehensive loss to interest expense.
Note F — Merchandise Inventories
Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method for domestic inventories and the first-in, first-out (“FIFO”) method for Mexico inventories. Included in inventories are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $255.1 million at May 7, 2011, and $247.3 million at August 28, 2010.

Note G — Pension and Savings Plans
The components of net periodic pension expense related to the Company’s pension plans consisted of the following:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 7,	May 8,	May 7,	May 8,
(in thousands)	2011	2010	2011	2010

Interest cost	$2,570	$2,611	$7,709	$7,833
Expected return on plan assets	(2,152)	(2,087)	(6,456)	(6,261)
Amortization of net loss	2,170	1,877	6,511	5,631

Net periodic pension expense	$2,588	$2,401	$7,764	$7,203

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the thirty-six week period ended May 7, 2011, the Company made contributions to its funded plan in the amount of $4.5 million. The Company expects to contribute approximately $1.3 million to the plan during the remainder of fiscal 2011; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.
Note H — Financing
The Company’s long-term debt consisted of the following:

	May 7,	August 28,
(in thousands)	2011	2010

4.75% Senior Notes due November 2010, effective interest rate of 4.17%	$—	$199,300
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	300,000	300,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.500% Senior Notes due January 2014, effective interest rate of 6.63%	500,000	500,000
5.750% Senior Notes due January 2015, effective interest rate of 5.89%	500,000	500,000
5.50% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.95% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	—
Commercial paper, weighted average interest rate of 0.35% and 0.41% at May 7, 2011 and August 28, 2010, respectively	421,100	433,000

	$3,171,100	$2,882,300

As of May 7, 2011, the commercial paper borrowings mature in the next twelve months, but are classified as long-term in the accompanying Condensed Consolidated Balance Sheets as the Company has the ability and intent to refinance them on a long-term basis. Before considering the effect of commercial paper borrowings, the Company had $796.0 million of availability under its $800 million revolving credit facility, expiring in July 2012, which would allow it to replace these short-term obligations with long-term financing.
In addition to the long-term debt discussed above, as of May 7, 2011, the Company had $49.7 million of short-term borrowings that are scheduled to mature in the next 12 months. The short-term borrowings are unsecured, peso-denominated borrowings and accrued interest at 5.0% as of May 7, 2011.
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
The fair value of the Company’s debt was estimated at $3.454 billion as of May 7, 2011, and $3.182 billion as of August 28, 2010, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms. Such fair value is greater than the carrying value of debt by $232.9 million at May 7, 2011, and $273.5 million at August 28, 2010.
Note I — Stock Repurchase Program
From January 1, 1998 to May 7, 2011, the Company has repurchased a total of 125.8 million shares at an aggregate cost of $9.7 billion, including 4,100,342 shares of its common stock at an aggregate cost of $1.0 billion during the thirty-six week period ended May 7, 2011. On December 15, 2010, the Board voted to increase the authorization by $500 million to raise the cumulative share repurchase authorization from $9.4 billion to $9.9 billion. Considering cumulative repurchases as of May 7, 2011, the Company had $151.9 million remaining under the Board’s authorization to repurchase its common stock.

On June 14, 2011, the Board voted to increase the authorization by $500 million to raise the cumulative share repurchase authorization from $9.9 billion to $10.4 billion. Subsequent to May 7, 2011, the Company has repurchased 138,500 shares of its common stock at an aggregate cost of $40.0 million.
During the thirty-six week period ended May 7, 2011, the Company retired 6.6 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased retained deficit by $1,247.7 million and decreased additional paid-in capital by $82.2 million.
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
Comprehensive income consisted of the following:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 7,	May 8,	May 7,	May 8,
(in thousands)	2011	2010	2011	2010

Net income	$227,373	$202,745	$547,505	$469,378
Foreign currency translation adjustments	8,508	6,417	24,790	5,068
Net impact from derivative instruments	405	(141)	(4,594)	(423)
Pension liability adjustments	736	(309)	3,979	3,435
Unrealized gains (losses) from marketable securities	220	(154)	(181)	(55)

Comprehensive income	$237,242	$208,558	$571,499	$477,403

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
In an order dated September 7, 2010, and issued on September 16, 2010, the court granted motions to dismiss all claims against AutoZone and its co-defendant competitors and suppliers. Based on the record in the prior litigation, the court dismissed with prejudice all overlapping claims — that is, those covering the same time periods covered by the prior litigation and brought by the judgment plaintiffs in the prior litigation. The court also dismissed with prejudice the plaintiffs’ attempt to revisit discovery disputes from the prior litigation. Further, with respect to the other claims under the Act, the Court found that the factual statements contained in the complaint fall short of what would be necessary to support a plausible inference of unlawful price discrimination. Finally, the court held that the AutoZone pay-on-scan program is a difference in non-price terms that are not governed by the Act. The court ordered the case closed, but also stated that “in an abundance of caution the Court [was] defer[ring] decision on whether to grant leave to amend to allow plaintiff an opportunity to propose curative amendments.” The plaintiffs filed a motion for leave to amend their complaint and attached a proposed Third Amended and Supplemental Complaint (the “Third Amended Complaint”) on behalf of four plaintiffs. The Third Amended Complaint repeats and expands certain allegations from previous complaints, asserting two claims under the Act, but states that all other plaintiffs have withdrawn their claims, and that, inter alia, Chief Auto Parts, Inc. has been dismissed as a defendant. AutoZone and the co-defendants have filed an opposition to the motion seeking leave to amend which is before the court for decision.

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
The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 4,728 stores in the United States, including Puerto Rico, and Mexico. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.
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
The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 7,	May 8,	May 7,	May 8,
(in thousands)	2011	2010	2011	2010

Net Sales
Auto Parts Stores	$1,939,094	$1,787,069	$5,318,031	$4,816,288
Other	39,275	34,921	112,946	101,171

Total	$1,978,369	$1,821,990	$5,430,977	$4,917,459

Segment Profit
Auto Parts Stores	$983,256	$895,163	$2,678,814	$2,394,959
Other	30,274	27,958	88,075	81,822

Gross profit	1,013,530	923,121	2,766,889	2,476,781
Operating, selling, general and administrative expenses	(620,605)	(567,256)	(1,796,095)	(1,630,106)
Interest expense, net	(39,916)	(36,833)	(116,745)	(109,483)

Income before income taxes	$353,009	$319,032	$854,049	$737,192

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AutoZone, Inc.
We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of May 7, 2011, the related condensed consolidated statements of income for the twelve and thirty-six week periods ended May 7, 2011 and May 8, 2010, and the condensed consolidated statements of cash flows for the thirty-six week periods ended May 7, 2011 and May 8, 2010. These financial statements are the responsibility of the Company’s management.
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
June 15, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are the nation’s leading retailer and a leading distributor of automotive replacement parts and accessories in the United States. We began operations in 1979 and at May 7, 2011, operated 4,467 stores in the United States, including Puerto Rico, and 261 in Mexico. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At May 7, 2011, in 2,555 of our domestic stores, we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.
Operating results for the twelve and thirty-six weeks ended May 7, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2011. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2010 and fiscal 2011 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.
Executive Summary
Net sales were up 8.6% for the quarter, driven by domestic same store sales growth of 5.3%. We experienced sales growth from both our retail and commercial customers. Earnings per share increased 28.5% for the quarter.
Over the past several years, various factors have occurred within the economy that affect both our consumer and our industry, including the impact of the recession, continued high unemployment and other challenging economic conditions, which we believe have aided our sales growth during the quarter. As consumers’ cash flows have decreased due to these factors, we believe consumers have become more likely to keep their current vehicles longer and perform repair and maintenance in order to keep those vehicles well maintained. Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will impact us in the future.
More recently, we feel other macroeconomic factors have adversely impacted both our consumer and our industry. In the third quarter, unleaded gas prices increased by $0.83 per gallon to $3.97 per gallon (on a national level). During the comparable prior year period, unleaded gas prices increased only $0.30 per gallon to $2.91 per gallon. We believe the increase in gas prices is reducing discretionary spending for all consumers, and, in particular, our customers. While prices have declined since the end of our third quarter, given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.
Our primary response to fluctuations in the demand for the products we sell are to adjust our inventory levels, store staffing, and advertising messages. We continue to believe we are well positioned to help our customers save money and meet their needs in a challenging macro environment.
Historically, the two statistics that we believed had the closest correlation to our market growth over the long-term were miles driven and the number of seven year old or older vehicles on the road. Prior to the recent recession, we had seen a close correlation between our net sales and the number of miles driven; however, recently we have seen minimal correlation in sales performance with miles driven. Sales have grown at an increased rate, while miles driven has either decreased or grown at a slower rate than what we have historically experienced. During this period of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. Since the beginning of fiscal year 2010 and through March 2011 (latest publicly available information), miles driven remained relatively flat as compared to the corresponding prior year period, and the average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. We believe that annual miles driven will return to a low single digit growth rate over time and that the number of seven year old or older vehicles will continue to increase; however, we are unable to predict the impact, if any, these indicators will have on future results.
In the third quarter, failure and maintenance related categories continued to represent the largest portion of our sales mix, at approximately 83% of total sales, with failure related categories continuing to be our strongest performers. While we have not experienced any fundamental shifts in our category sales mix over recent periods, we did experience a slight decline in sales of maintenance and discretionary categories. We believe maintenance and discretionary related products were impacted by higher gas prices as well as cooler and wetter weather patterns in certain markets. We remain focused on refining and expanding our product assortment to ensure we have the best merchandise at the right price in each of our categories.

Twelve Weeks Ended May 7, 2011,
Compared with Twelve Weeks Ended May 8, 2010
Net sales for the twelve weeks ended May 7, 2011, increased $156.4 million to $1.978 billion, or 8.6%, over net sales of $1.822 billion for the comparable prior year period. Total auto parts sales increased by 8.5%, primarily driven by a domestic same store sales (sales for stores open at least one year) increase of 5.3% and net sales of $51.7 million from new stores. The domestic same store sales increase was driven by higher transaction value, and, to a lesser extent, increased transaction count trends.
Gross profit for the twelve weeks ended May 7, 2011, was $1.014 billion, or 51.2% of net sales, compared with $923.1 million, or 50.7% of net sales, during the comparable prior year period. The improvement in gross margin was attributable to lower shrink expense (35 basis points) and higher merchandise margins (23 basis points). The increased merchandise margins continued to benefit this quarter from increased penetration of Duralast product sales.
Operating, selling, general and administrative expenses for the twelve weeks ended May 7, 2011, were $620.6 million, or 31.4% of net sales, compared with $567.3 million, or 31.1% of net sales, during the comparable prior year period. The increase in operating expenses, as a percentage of sales, was primarily the result of increased investments in our hub store initiative (18 basis points) and higher fuel costs related to delivering products to commercial customers (8 basis points).
Net interest expense for the twelve weeks ended May 7, 2011, was $39.9 million compared with $36.8 million during the comparable prior year period. This increase was primarily due to the increase in debt over the comparable prior year period, offset by a slight decrease in borrowing rates. Average borrowings for the twelve weeks ended May 7, 2011, were $3.219 billion, compared with $2.743 billion for the comparable prior year period. Weighted average borrowing rates were 5.0% for the twelve weeks ended May 7, 2011, and 5.3% for the twelve weeks ended May 8, 2010.
Our effective income tax rate was 35.6% of pretax income for the twelve weeks ended May 7, 2011, and 36.4% for the comparable prior year period.
Net income for the twelve week period ended May 7, 2011, increased by $24.6 million to $227.4 million, and diluted earnings per share increased by 28.5% to $5.29 from $4.12 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.66.
Thirty-Six Weeks Ended May 7, 2011,
Compared with Thirty-Six Weeks Ended May 8, 2010
Net sales for the thirty-six weeks ended May 7, 2011, increased $513.5 million to $5.431 billion, or 10.4% over net sales of $4.917 billion for the comparable prior year period. Total auto parts sales increased by 10.4%, primarily driven by an increase in domestic comparable store sales of 7.2% and net sales of $145.2 million from new stores. The domestic same store sales increase was driven by higher transaction value and, to a lesser extent, higher transaction count trends.
Gross profit for the thirty-six weeks ended May 7, 2011, was $2.767 billion, or 50.9% of net sales, compared with $2.477 billion, or 50.4% of net sales, during the comparable prior year period. The improvement in gross margin was primarily attributable to higher merchandise margins (31 basis points) and lower shrink expense (24 basis points). The increased merchandise margins were largely due to increased penetration of Duralast product offerings.
Operating, selling, general and administrative expenses for the thirty-six weeks ended May 7, 2011, were $1.796 billion, or 33.1% of net sales, compared with $1.630 billion, or 33.1% of net sales, during the comparable prior year period. The slight decrease in operating expenses, as a percent of sales, was primarily the result of leverage on store operating expenses due to higher sales volumes, partially offset by increased incentive compensation costs (21 basis points) and increased investments in our hub store initiative (20 basis points).
Net interest expense for the thirty-six weeks ended May 7, 2011, was $116.7 million compared with $109.5 million during the comparable prior year period. This increase was primarily due to higher average borrowing levels, partially offset by a decline in borrowing rates. Average borrowings for the thirty-six weeks ended May 7, 2011, were $3.075 billion, compared with $2.757 billion for the comparable prior year period. Weighted average borrowing rates were 5.1% for the thirty-six weeks ended May 7, 2011, and 5.3% for the thirty-six weeks ended May 8, 2010.
Our effective income tax rate was 35.9% of pretax income for the thirty-six weeks ended May 7, 2011, and 36.3% for the comparable prior year period.
Net income for the thirty-six week period ended May 7, 2011, increased by $78.1 million to $547.5 million, and diluted earnings per share increased by 31.8% to $12.35 from $9.37 in the comparable prior year period. The impact on year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $1.18.

Liquidity and Capital Resources
The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the thirty-six weeks ended May 7, 2011, our net cash flows from operating activities provided $896.9 million as compared with $741.0 million provided during the comparable prior year period. The increase is primarily due to higher net income of $78.1 million and improvements in accounts payable as our cash flows from operating activities continue to benefit from our inventory purchases being financed by our vendors, offset by inventory purchases. Our accounts payable to inventory ratio was approximately 109% at May 7, 2011, and approximately 98% at May 8, 2010.
Our net cash flows from investing activities for the thirty-six weeks ended May 7, 2011, used $200.9 million as compared with $176.8 million used in the comparable prior year period. Capital expenditures for the thirty-six weeks ended May 7, 2011, were $200.6 million compared to $180.1 million for the comparable prior year period. During this thirty-six week period, we opened 101 net new stores. In the comparable prior year period, we opened 104 net new stores. Investing cash flows were also impacted by our wholly owned insurance captive, which purchased $34.7 million and sold $32.1 million in marketable securities during the thirty-six weeks ended May 7, 2011. During the comparable prior year period, the captive purchased $31.4 million in marketable securities and sold $28.3 million in marketable securities. Capital asset disposals provided $2.3 million during the thirty-six week period ended May 7, 2011, and $6.5 million in the comparable prior year period.
Our net cash flows from financing activities for the thirty-six weeks ended May 7, 2011, used $694.7 million compared to $561.5 million used in the comparable prior year period. Proceeds from the issuance of debt were $500.0 million for the current thirty-six week period ended May 7, 2011. Those proceeds were used for the repayment of debt of $199.3 million, the repayment of a portion of our commercial paper borrowings, and general corporate purposes. For the thirty-six weeks ended May 7, 2011, net proceeds from borrowings of commercial paper and short-term borrowings were $7.8 million as compared to net repayments of $28.4 million in the comparable prior year period. Stock repurchases were $1.033 billion in the current thirty-six week period as compared with $558.3 million in the comparable prior year period. For the thirty-six weeks ended May 7, 2011, proceeds from the sale of common stock and exercises of stock options provided $64.2 million, including $22.0 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $39.0 million, including $10.2 million in related tax benefits.
We expect to invest in our business at increased rates during fiscal 2011, with our investments being directed primarily to our new-store development program, our hub store initiative, and enhancements to existing stores and infrastructure. The amount of our investments in our new-store program are impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States or Mexico, or located in urban or rural areas. During fiscal 2010 and fiscal 2009, our capital expenditures increased by approximately 16% and 12%, respectively, as compared to the prior year, and we expect our capital expenditures for fiscal 2011 to increase by 10% to 15% as compared to fiscal 2010. Our mix of store openings has moved away from build-to-suit leases (lower initial capital investment) to ground leases and land purchases (higher initial capital investment), resulting in increased capital expenditures during recent years, and we expect this trend to continue during the remainder of the fiscal year ending August 27, 2011.
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
For the trailing four quarters ended May 7, 2011, our after-tax return on invested capital (“ROIC”) was 30.2% as compared to 26.5% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). ROIC increased primarily due to increased after-tax operating profit. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance.
Debt Facilities
We maintain an $800 million revolving credit facility with a group of banks to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. The credit facility may be increased to $1.0 billion at our election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit, and may include up to $100 million in capital leases each fiscal year. As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, we had $346.6 million in available capacity under this facility at May 7, 2011. Under the revolving credit facility, we may borrow funds consisting of Eurodollar loans or base rate loans. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as the London InterBank Offered Rate (“LIBOR”) plus the applicable percentage, which could range from 150 basis points to 450 basis points, depending upon our senior unsecured (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans at the prime rate. We also have the option to borrow funds under the terms of a swingline loan subfacility. The revolving credit facility expires in July 2012.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the revolving credit facility. As of May 7, 2011, we have $92.3 million in letters of credit outstanding under the letter of credit facility, which expires in June 2013.
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
The 6.500% and 7.125% Senior Notes issued during August 2008, and the 5.750% Senior Notes issued in July 2009, are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded. These notes, along with the 4.000% Senior Notes issued in November 2010, also contain a provision that repayment of the notes may be accelerated if AutoZone experiences a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of May 7, 2011, we were in compliance with all covenants and expect to remain in compliance with all covenants.
Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.4:1 as of May 7, 2011, and was 2.4:1 as of May 8, 2010. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels.
Stock Repurchases
From January 1, 1998 to May 7, 2011, we have repurchased a total of 125.8 million shares at an aggregate cost of $9.7 billion, including 4,100,342 shares of our common stock at an aggregate cost of $1.0 billion during the thirty-six week period ended May 7, 2011. On December 15, 2010, the Board of Directors (the “Board”) voted to increase the authorization by $500 million to raise the cumulative share repurchase authorization from $9.4 billion to $9.9 billion. Considering cumulative repurchases as of May 7, 2011, we have $151.9 million remaining under the Board’s authorization to repurchase our common stock.
On June 14, 2011, the Board voted to increase the authorization by $500 million to raise the cumulative share repurchase authorization from $9.9 billion to $10.4 billion. Subsequent to May 7, 2011, we have repurchased 138,500 shares of our common stock at an aggregate cost of $40.0 million.
Off-Balance Sheet Arrangements
Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at May 7, 2011, was $96.6 million compared with $107.6 million at August 28, 2010, and our total surety bonds commitment at May 7, 2011, was $27.9 million compared with $23.7 million at August 28, 2010.
Financial Commitments
Except for the previously discussed debt issuance and retirement, as of May 7, 2011, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 28, 2010.
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
Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital “ROIC”
The following tables reconcile the percentages of ROIC for the trailing four quarters ended May 7, 2011 and May 8, 2010.

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
(in thousands, except percentage)	August 28, 2010	May 8, 2010	August 28, 2010	May 7, 2011	May 7, 2011
Net income	$738,311	$469,378	$268,933	$547,505	$816,438
Adjustments:
Interest expense	158,909	109,483	49,426	116,745	166,171
Rent expense	195,632	133,560	62,072	147,252	209,324
Tax effect(1)	(127,989)	(87,739)	(40,250)	(95,303)	(135,553)

After-tax return	$964,863	$624,682	$340,181	$716,199	$1,056,380

Average debt(2)					$2,991,244
Average deficit(3)					(835,167)
Rent x 6(4)					1,255,944
Average capital lease obligations(5)					80,302

Pre-tax invested capital					$3,492,323

ROIC					30.2%

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
(in thousands, except percentage)	August 29, 2009	May 9, 2009	August 29, 2009	May 8, 2010	May 8, 2010
Net income	$657,049	$420,923	$236,126	$469,378	$705,504
Adjustments:
Interest expense	142,316	94,554	47,762	109,483	157,245
Rent expense	181,308	123,252	58,056	133,560	191,616
Tax effect(1)	(117,929)	(79,549)	(38,380)	(88,151)	(126,531)

After-tax return	$862,744	$559,180	$303,564	$624,270	$927,834

Average debt(2)					$2,669,100
Average deficit(3)					(369,156)
Rent x 6(4)					1,149,696
Average capital lease obligations(5)					56,009

Pre-tax invested capital					$3,505,649

ROIC					26.5%

(1)	The effective tax rate over the trailing four quarters ended May 7, 2011 and May 8, 2010 is 36.1% and 36.3%, respectively.

(2)	Average debt is equal to the average of our debt measured as of the previous five quarters.

(3)	Average equity is equal to the average of our stockholders’ deficit measured as of the previous five quarters.

(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.

(5)	Average capital lease obligations are equal to the average of our capital lease obligations measured as of the previous five quarters.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Share-Based Expense “EBITDAR”
The following tables reconcile the ratio of adjusted debt to EBITDAR for the trailing four quarters ended May 7, 2011 and May 8, 2010.

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
(in thousands, except ratio)	August 28, 2010	May 8, 2010	August 28, 2010	May 7, 2011	May 7, 2011
Net income	$738,311	$469,378	$268,933	$547,505	$816,438
Add: Interest expense	158,909	109,483	49,426	116,745	166,171
Income tax expense	422,194	267,814	154,380	306,544	460,924

EBIT	1,319,414	846,675	472,739	970,794	1,443,533
Add: Depreciation expense	192,084	129,918	62,166	133,347	195,513
Rent expense	195,632	133,560	62,072	147,252	209,324
Share-based expense	19,120	13,215	5,905	18,482	24,387

EBITDAR	$1,726,250	$1,123,368	$602,882	$1,269,875	$1,872,757

Debt					$3,220,786
Capital lease obligations					83,027
Add: Rent x 6(1)					1,255,944

Adjusted debt					$4,559,757

Adjusted debt / EDITDAR					2.4

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
(in thousands, except ratio)	August 29, 2009	May 9, 2009	August 29, 2009	May 8, 2010	May 8, 2010
Net income	$657,049	$420,923	$236,126	$469,378	$705,504
Add: Interest expense	142,316	94,554	47,762	109,483	157,245
Income tax expense	376,697	242,989	133,708	267,814	401,522

EBIT	1,176,062	758,466	417,596	846,675	1,264,271
Add: Depreciation expense	180,433	123,273	57,160	129,918	187,078
Rent expense	181,308	123,252	58,056	133,560	191,616
Share-based expense	19,135	13,492	5,643	13,215	18,858

EBITDAR	$1,556,938	$1,018,483	$538,455	$1,123,368	$1,661,823

Debt					$2,698,500
Capital lease obligations					63,337
Add: Rent x 6(1)					1,149,696

Adjusted debt					$3,911,533

Adjusted debt / EDITDAR					2.4

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.

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
At May 7, 2011, there have been no material changes to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 28, 2010, except as described below.
The fair value of our debt was estimated at $3.454 billion as of May 7, 2011, and $3.182 billion as of August 28, 2010, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value is greater than the carrying value of debt by $232.9 million at May 7, 2011 and $273.5 million at August 28, 2010. We had $470.8 million of variable rate debt outstanding at May 7, 2011, and $459.2 million of variable rate debt outstanding at August 28, 2010. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $4.7 million in fiscal 2011. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $2.750 billion at May 7, 2011, and $2.449 billion at August 28, 2010. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $115.2 million at May 7, 2011.

Item 4.	Controls and Procedures.
As of May 7, 2011, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 7, 2011. During or subsequent to the quarter ended May 7, 2011, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

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
In an order dated September 7, 2010, and issued on September 16, 2010, the court granted motions to dismiss all claims against AutoZone and its co-defendant competitors and suppliers. Based on the record in the prior litigation, the court dismissed with prejudice all overlapping claims — that is, those covering the same time periods covered by the prior litigation and brought by the judgment plaintiffs in the prior litigation. The court also dismissed with prejudice the plaintiffs’ attempt to revisit discovery disputes from the prior litigation. Further, with respect to the other claims under the Act, the court found that the factual statements contained in the complaint fall short of what would be necessary to support a plausible inference of unlawful price discrimination. Finally, the court held that the AutoZone pay-on-scan program is a difference in non-price terms that are not governed by the Act. The court ordered the case closed, but also stated that “in an abundance of caution the Court [was] defer[ring] decision on whether to grant leave to amend to allow plaintiff an opportunity to propose curative amendments.” The Plaintiffs filed a motion for leave to amend their complaint and attached a proposed Third Amended and Supplemental Complaint (the “Third Amended Complaint”) on behalf of four plaintiffs. The Third Amended Complaint repeats and expands certain allegations from previous complaints, asserting two claims under the Act, but states that all other plaintiffs have withdrawn their claims, and that, inter alia, Chief Auto Parts, Inc. has been dismissed as a defendant. AutoZone and the co-defendants have filed an opposition to the motion seeking leave to amend which is before the court for decision.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Shares of common stock repurchased by the Company during the quarter ended May 7, 2011, were as follows:
Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs
February 13, 2011 to March 12, 2011	409,119	$258.51	409,119	$385,618,052
March 13, 2011 to April 9, 2011	563,600	268.27	563,600	234,420,510
April 10, 2011 to May 7, 2011	296,323	278.34	296,323	151,940,767

Total	1,269,042	$267.48	1,269,042	$151,940,767

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on June 14, 2011, to increase the repurchase authorization to $10.4 billion from $9.9 billion and does not have an expiration date. All of the above repurchases were part of this program. Subsequent to May 7, 2011, we have repurchased 138,500 shares of our common stock at an aggregate cost of $40.0 million.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Removed and Reserved.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.
The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Fourth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated September 28, 2007.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Document

*101.LAB	XBRL Taxonomy Extension Labels Document

*101.PRE	XBRL Taxonomy Extension Presentation Document

*101.DEF	XBRL Taxonomy Extension Definition Document

*	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

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
Charlie Pleas, III
Senior Vice President, Controller (Principal Accounting Officer)
Dated: June 15, 2011

EXHIBIT INDEX
The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Fourth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated September 28, 2007.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Document

*101.LAB	XBRL Taxonomy Extension Labels Document

*101.PRE	XBRL Taxonomy Extension Presentation Document

*101.DEF	XBRL Taxonomy Extension Definition Document

*	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”