Form 10-K
period 2011-08-27
AUTOZONE INC
filed 2011-10-24
CIK 866787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 27, 2011,
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,312,576,491.
The number of shares of Common Stock outstanding as of October 17, 2011, was 39,888,099.
Documents Incorporated By Reference
Portions of the definitive Proxy Statement to be filed within 120 days of August 27, 2011, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held December 14, 2011, are incorporated by reference into Part III.

Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: credit market conditions; the impact of recessionary conditions; competition; product demand; the ability to hire and retain qualified employees; consumer debt levels; inflation; weather; raw material costs of our suppliers; energy prices; war and the prospect of war, including terrorist activity; construction delays; access to available and feasible financing; and changes in laws or regulations. Certain of these risks are discussed in more detail in the Risk Factors section contained in Item 1A under Part I of this Annual Report on Form 10-K for the year ended August 27, 2011, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the Risk Factors could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results.

PART I
Item 1. Business
Introduction
AutoZone, Inc. (“AutoZone,” the “Company,” “we,” “our” or “us”) is the nation’s leading retailer and a leading distributor of automotive replacement parts and accessories. We began operations in 1979 and at August 27, 2011 operated 4,534 stores in the United States, including Puerto Rico, and 279 in Mexico. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 27, 2011, in 2,659 of our domestic stores, we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.
At August 27, 2011, our stores were in the following locations:

Store Count
Alabama	98
Arizona	119
Arkansas	59
California	478
Colorado	67
Connecticut	37
Delaware	13
Florida	233
Georgia	180
Idaho	19
Illinois	221
Indiana	144
Iowa	23
Kansas	38
Kentucky	84
Louisiana	112
Maine	6
Maryland	45
Massachusetts	71
Michigan	155
Minnesota	30
Mississippi	85
Missouri	104
Montana	1
Nebraska	14
Nevada	53
New Hampshire	20
New Jersey	70
New Mexico	62
New York	129
North Carolina	181
North Dakota	1
Ohio	233
Oklahoma	67
Oregon	34
Pennsylvania	121
Puerto Rico	27
Rhode Island	15

Store Count
South Carolina	79
South Dakota	2
Tennessee	157
Texas	547
Utah	40
Vermont	1
Virginia	101
Washington	69
Washington, DC	6
West Virginia	26
Wisconsin	52
Wyoming	5

Total Domestic	4,534
Mexico	279

Total	4,813

Marketing and Merchandising Strategy
We are dedicated to providing customers with superior service and trustworthy advice as well as quality automotive parts and products at a great value in conveniently located, well-designed stores. Key elements of this strategy are:
Customer Service
Customer service is the most important element in our marketing and merchandising strategy, which is based upon consumer marketing research. We emphasize that our AutoZoners (employees) should always put customers first by providing prompt, courteous service and trustworthy advice. Our electronic parts catalog assists in the selection of parts and warranties that are offered by us or our vendors on many of the parts that we sell. The wide area network in our stores helps us expedite credit or debit card and check approval processes, locate parts at neighboring AutoZone stores, including our hub stores, and in some cases, place special orders directly with our vendors.
Our stores generally open at 7:30 or 8 a.m. and close between 8 and 10 p.m. Monday through Saturday and typically open at 9 a.m. and close between 6 and 9 p.m. on Sunday. However, some stores are open 24 hours, and some have extended hours of 6 or 7 a.m. until midnight seven days a week.
We also provide specialty tools through our Loan-A-Tool program. Customers can borrow a specialty tool, such as a steering wheel puller, for which a do-it-yourself (“DIY”) customer or a repair shop would have little or no use other than for a single job. AutoZoners also provide other free services, including check engine light readings where allowed by law, battery charging, the collection of used oil for recycling, and the testing of starters, alternators, batteries, sensors and actuators.

Merchandising
The following tables show some of the types of products that we sell by major category of items:

Failure	Maintenance	Discretionary
A/C Compressors Batteries & Accessories Belts & Hoses Carburetors Chassis Clutches CV Axles Engines Fuel Pumps Fuses Ignition Lighting Mufflers Starters & Alternators Water Pumps Radiators Thermostats	Antifreeze & Windshield Washer Fluid
Brake Drums, Rotors, Shoes & Pads
Chemicals, including Brake & Power
Steering Fluid, Oil & Fuel Additives
Oil & Transmission Fluid
Oil, Air, Fuel & Transmission Filters
Oxygen Sensors
Paint & Accessories
Refrigerant & Accessories
Shock Absorbers & Struts
Spark Plugs & Wires
Windshield Wipers	Air Fresheners
Cell Phone Accessories
Drinks & Snacks
Floor Mats & Seat Covers
Mirrors
Performance Products
Protectants & Cleaners
Seat Covers
Sealants & Adhesives
Steering Wheel Covers
Stereos & Radios
Tools
Wash & Wax
We believe that the satisfaction of DIY customers and professional technicians is often impacted by our ability to provide specific automotive products as requested. Each store carries the same basic products, but we tailor our inventory to the makes and models of the vehicles in each store’s trade area. Our hub stores carry a larger assortment of products that are delivered to local satellite stores. We are constantly updating the products we offer to ensure that our inventory matches the products our customers need or desire.
Pricing
We want to be perceived by our customers as the value leader in our industry, by consistently providing quality merchandise at the right price, backed by a satisfactory warranty and outstanding customer service. For many of our products, we offer multiple value choices in a good/better/best assortment, with appropriate price and quality differences from the “good” products to the “better” and “best” products. A key differentiating component versus our competitors is our exclusive line of in-house brands, which includes the Valucraft, AutoZone, Duralast and Duralast Gold brands. We believe that our overall value compares favorably to that of our competitors.
Brand Marketing: Advertising and Promotions
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
Store Design and Visual Merchandising
We design and build stores for high visual impact. The typical AutoZone store utilizes colorful exterior and interior signage, exposed beams and ductwork and brightly lit interiors. Maintenance products, accessories and non-automotive items are attractively displayed for easy browsing by customers. In-store signage and special displays promote products on floor displays, end caps and shelves.
Commercial
Our commercial sales program operates in a highly fragmented market, and we are one of the leading distributors of automotive parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts in the United States and Puerto Rico. As a part of the program, we offer credit and delivery to our commercial customers, as well as direct commercial sales through www.autozonepro.com. The program operated out of 2,659 domestic stores as of August 27, 2011. Through our hub stores, we offer a greater range of parts and products desired by professional technicians. We have dedicated sales teams focused on national, regional and public sector commercial accounts.

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
Store Personnel and Training
Each store typically employs from 10 to 16 AutoZoners, including a manager and, in some cases, an assistant manager. We provide on-the-job training as well as formal training programs, including an annual national sales meeting, regular store meetings on specific sales and product issues, standardized training manuals and a specialist program that provides training to AutoZoners in several areas of technical expertise from the Company, our vendors and independent certification agencies. All AutoZoners are encouraged to complete tests resulting in certifications by the National Institute for Automotive Service Excellence (“ASE”), which is broadly recognized for training certification in the automotive industry. Training is supplemented with frequent store visits by management.
Store managers, sales representatives and commercial specialists receive financial incentives through performance-based bonuses. In addition, our growth has provided opportunities for the promotion of qualified AutoZoners. We believe these opportunities are important to attract, motivate and retain high quality AutoZoners.
All store support functions are centralized in our store support centers located in Memphis, Tennessee; Monterrey, Mexico and Chihuahua, Mexico. We believe that this centralization enhances consistent execution of our merchandising and marketing strategies at the store level, while reducing expenses and cost of sales.
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

Store Development
The following table reflects our store development during the past five fiscal years:

	Fiscal Year
	2011	2010	2009	2008	2007
Beginning stores	4,627	4,417	4,240	4,056	3,871
New stores	188	213	180	185	186
Closed stores	2	3	3	1	1

Net new stores	186	210	177	184	185

Relocated stores	10	3	9	14	18

Ending stores	4,813	4,627	4,417	4,240	4,056

We believe that expansion opportunities exist both in markets that we do not currently serve, as well as in markets where we can achieve a larger presence. We attempt to obtain high visibility sites in high traffic locations and undertake substantial research prior to entering new markets. The most important criteria for opening a new store are the projected future profitability and the ability to achieve our required investment hurdle rate. Key factors in selecting new site and market locations include population, demographics, vehicle profile, customer buying trends, commercial businesses, number and strength of competitors’ stores and the cost of real estate. In reviewing the vehicle profile, we also consider the number of vehicles that are seven years old and older, or “our kind of vehicles”; these vehicles are generally no longer under the original manufacturers’ warranties and require more maintenance and repair than younger vehicles. We generally seek to open new stores within or contiguous to existing market areas and attempt to cluster development in markets in a relatively short period of time. In addition to continuing to lease or develop our own stores, we evaluate and may make strategic acquisitions.
Purchasing and Supply Chain
Merchandise is selected and purchased for all stores through our store support centers located in Memphis, Tennessee and Monterrey, Mexico. In fiscal 2011, one class of similar products accounted for 10 percent of our total sales, and one vendor supplied more than 10 percent of our purchases. No other class of similar products accounted for 10 percent or more of our total sales, and no other individual vendor provided more than 10 percent of our total purchases. We believe that we have good relationships with our suppliers. We also believe that alternative sources of supply exist, at similar cost, for most types of product sold. Most of our merchandise flows through our distribution centers to our stores by our fleet of tractors and trailers or by third-party trucking firms.
Our hub stores have increased our ability to distribute products on a timely basis to many of our stores and to expand our product assortment. A hub store generally has a larger assortment of products as well as regular replenishment items that can be delivered to a store in its network within 24 hours. Hub stores are generally replenished from distribution centers multiple times per week.
Competition
The sale of automotive parts, accessories and maintenance items is highly competitive in many areas, including name recognition, product availability, customer service, store location and price. AutoZone competes in both the retail DIY and commercial do-it-for-me (“DIFM”) auto parts and products markets.
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
Employees
As of August 27, 2011, we employed over 65,000 persons, approximately 57 percent of whom were employed full-time. About 91 percent of our AutoZoners were employed in stores or in direct field supervision, approximately 5 percent in distribution centers and approximately 4 percent in store support and other functions. Included in the above numbers are approximately 3,500 persons employed in our Mexico operations.
We have never experienced any material labor disruption and believe that relations with our AutoZoners are generally good.
AutoZone Website
AutoZone’s primary website is at http://www.autozone.com. We make available, free of charge, at our investor relations website, http://www.autozoneinc.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably feasible after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.
Executive Officers of the Registrant
The following list describes our executive officers. The title of each executive officer includes the words “Customer Satisfaction” which reflects our commitment to customer service. Officers are elected by and serve at the discretion of the Board of Directors.
William C. Rhodes, III, 46—Chairman, President and Chief Executive Officer, Customer Satisfaction
William C. Rhodes, III, was named Chairman of AutoZone during fiscal 2007 and has been President, Chief Executive Officer and a director since March 2005. Prior to his appointment as President and Chief Executive Officer, Mr. Rhodes was Executive Vice President — Store Operations and Commercial. Previously, he held several key management positions with the Company. Prior to 1994, Mr. Rhodes was a manager with Ernst & Young LLP. Mr. Rhodes is currently a member of the Board of Directors for Dollar General Corporation.
William T. Giles, 52—Chief Financial Officer and Executive Vice President — Finance, Information Technology and Store Development, Customer Satisfaction
William T. Giles was elected Chief Financial Officer and Executive Vice President — Finance, Information Technology and Store Development during fiscal 2007. Prior to that, he was Executive Vice President, Chief Financial Officer and Treasurer from June 2006 to December 2006 and Executive Vice President, Chief Financial Officer since May 2006. From 1991 to May 2006, he held several positions with Linens N’ Things, Inc., most recently as the Executive Vice President and Chief Financial Officer. Prior to 1991, he was with Melville, Inc. and PricewaterhouseCoopers.
Harry L. Goldsmith, 60—Executive Vice President, General Counsel and Secretary, Customer Satisfaction
Harry L. Goldsmith was elected Executive Vice President, General Counsel and Secretary during fiscal 2006. Previously, he was Senior Vice President, General Counsel and Secretary since 1996 and was Vice President, General Counsel and Secretary from 1993 to 1996.

Jon A. Bascom, 54—Senior Vice President and Chief Information Officer, Customer Satisfaction
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
Timothy W. Briggs, 50—Senior Vice President — Human Resources, Customer Satisfaction
Timothy W. Briggs was elected Senior Vice President — Human Resources during fiscal 2006. Prior to that, he was Vice President — Field Human Resources since March 2005. From 2002 to 2005, Mr. Briggs was Vice President — Organization Development. Prior to 1996, Mr. Briggs worked in various capacities at The Limited, Inc., Marshalls, and The Broadway Department Stores.
Mark A. Finestone, 50—Senior Vice President — Merchandising, Customer Satisfaction
Mark A. Finestone was elected Senior Vice President — Merchandising during fiscal 2008. Previously, he was Vice President — Merchandising since 2002. Prior to joining AutoZone in 2002, Mr. Finestone worked for May Department Stores for 19 years where he held a variety of leadership roles which included Divisional Vice President, Merchandising.
William W. Graves, 51—Senior Vice President — Supply Chain, Customer Satisfaction
William W. Graves was elected Senior Vice President — Supply Chain during fiscal 2006. Prior thereto, he was Vice President — Supply Chain since 2000. From 1992 to 2000, Mr. Graves served in various capacities with the Company.
Lisa R. Kranc, 58—Senior Vice President — Marketing, Customer Satisfaction
Lisa R. Kranc was elected Senior Vice President — Marketing during fiscal 2001. Previously, she was Vice President — Marketing for Hannaford Bros. Co., a Maine-based grocery chain, since 1997, and was Senior Vice President — Marketing for Bruno’s, Inc., from 1996 to 1997. Prior to 1996, she was Vice President-Marketing for Giant Eagle, Inc. since 1992.
Thomas B. Newbern, 49—Senior Vice President — Store Operations, Customer Satisfaction
Thomas B. Newbern was elected Senior Vice President — Store Operations during fiscal 2007. Previously, Mr. Newbern held the title Vice President — Store Operations for AutoZone since 1998. Previously, he has held several key management positions with the Company.
Charlie Pleas, III, 46—Senior Vice President and Controller, Customer Satisfaction
Charlie Pleas, III, was elected Senior Vice President and Controller during fiscal 2007. Prior to that, he was Vice President and Controller since 2003. Previously, he was Vice President — Accounting since 2000, and Director of General Accounting since 1996. Prior to joining AutoZone, Mr. Pleas was a Division Controller with Fleming Companies, Inc. where he served in various capacities from 1988.
Larry M. Roesel, 54—Senior Vice President — Commercial, Customer Satisfaction
Larry M. Roesel joined AutoZone as Senior Vice President — Commercial during fiscal 2007. Mr. Roesel came to AutoZone with more than thirty years of experience with OfficeMax, Inc. and its predecessor, where he served in operations, sales and general management.
Robert D. Olsen, 58—Corporate Development Officer, Customer Satisfaction
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

Item 1A. Risk Factors
Our business is subject to a variety of risks. Set forth below are certain of the important risks that we face, the occurrence of which could have a material, adverse effect on our business. These risks are not the only ones we face. Our business could also be affected by additional factors that are presently unknown to us or that we currently believe to be immaterial to our business.
If demand for our products slows, then our business may be materially affected.
Demand for products sold by our stores depends on many factors, including:
•	the number of vehicles in current service, including those that are seven years old and older. These vehicles are generally no longer under the original vehicle manufacturers’ warranties and tend to need more maintenance and repair than younger vehicles.

•	rising energy prices. Increases in energy prices may cause our customers to defer purchases of certain of our products as they use a higher percentage of their income to pay for gasoline and other energy costs.

•	the economy. In periods of rapidly declining economic conditions, both retail (DIY) and commercial (DIFM) customers may defer vehicle maintenance or repair. Additionally, such conditions may affect our customers’ ability to obtain credit. During periods of expansionary economic conditions, more of our DIY customers may pay others to repair and maintain their cars instead of working on their own vehicles or they may purchase new vehicles.

•	the weather. Mild weather conditions may lower the failure rates of automotive parts, while wet conditions may cause our customers to defer maintenance and repair on their vehicles. Extremely hot or cold conditions may enhance demand for our products due to increased failure rates of our customers’ automotive parts.

•	technological advances. Advances in automotive technology and parts design could result in cars needing maintenance less frequently and parts lasting longer.
For the long term, demand for our products may be affected by:
•	the number of miles vehicles are driven annually. Higher vehicle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices and other factors.

•	the quality of the vehicles manufactured by the original vehicle manufacturers and the length of the warranties or maintenance offered on new vehicles; and

•	restrictions on access to diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation.
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
Competitors include national, regional and local auto parts chains, independently owned parts stores, on-line parts stores, jobbers, repair shops, car washes and auto dealers, in addition to discount and mass merchandise stores, hardware stores, supermarkets, drugstores, convenience stores and home stores that sell aftermarket vehicle parts and supplies, chemicals, accessories, tools and maintenance parts. Although we believe we compete effectively on the basis of customer service, including the knowledge and expertise of our AutoZoners; merchandise quality, selection and availability; product warranty; store layout, location and convenience; price; and the strength of our AutoZone brand name, trademarks and service marks; some competitors may gain competitive advantages, such as greater financial and marketing resources allowing them to sell automotive products at lower prices, larger stores with more merchandise, longer operating histories, more frequent customer visits and more effective advertising. If we are unable to continue to develop successful competitive strategies, or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.

We may not be able to sustain our recent rate of sales growth.
We have increased our store count in the past five fiscal years, growing from 3,871 stores at August 26, 2006, to 4,813 stores at August 27, 2011, an average store count increase per year of 5%. Additionally, we have increased annual revenues in the past five fiscal years from $5.948 billion in fiscal 2006 to $8.073 billion in fiscal 2011, an average increase per year of 7%. Annual revenue growth is driven by the opening of new stores and increases in same-store sales. We open new stores only after evaluating customer buying trends and market demand/needs, all of which could be adversely affected by continued job losses, wage cuts, small business failures and microeconomic conditions unique to the automotive industry. Same store sales are impacted both by customer demand levels and by the prices we are able to charge for our products, which can also be negatively impacted by continued recessionary pressures. We cannot provide any assurance that we will continue to open stores at historical rates or continue to achieve increases in same-store sales.
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
Our short-term and long-term debt is rated investment grade by the major rating agencies. These investment-grade credit ratings have historically allowed us to take advantage of lower interest rates and other favorable terms on our short-term credit lines, in our senior debt offerings and in the commercial paper markets. To maintain our investment-grade ratings, we are required to meet certain financial performance ratios. An increase in our debt and/or a decline in our earnings could result in downgrades in our credit ratings. A downgrade in our credit ratings could limit our access to public debt markets, limit the institutions willing to provide credit facilities to us, result in more restrictive financial and other covenants in our public and private debt and would likely significantly increase our overall borrowing costs and adversely affect our earnings.
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
Macroeconomic conditions also impact both our customers and our suppliers. Job growth in the United States has stagnated and unemployment has remained at historically high levels during the past three years. Continued recessionary conditions could result in additional job losses and business failures, which could result in our loss of certain small business customers and curtailment of spending by our retail customers. In addition, continued distress in global credit markets, business failures and other recessionary conditions could have a material adverse effect on the ability of our suppliers to obtain necessary short and long-term financing to meet our inventory demands. Moreover, rising energy prices could impact our merchandise distribution, commercial delivery, utility and product costs. All of these macroeconomic conditions could adversely affect our sales growth, margins and overhead, which could adversely affect our financial condition and operations.

Our business depends upon hiring and retaining qualified employees.
We believe that much of our brand value lies in the quality of the more than 65,000 AutoZoners employed in our stores, distribution centers, store support centers and ALLDATA. We cannot be assured that we can continue to hire and retain qualified employees at current wage rates. If we are unable to hire, properly train and/or retain qualified employees, we could experience higher employment costs, reduced sales, losses of customers and diminution of our brand, which could adversely affect our earnings. If we do not maintain competitive wages, our customer service could suffer due to a declining quality of our workforce or, alternatively, our earnings could decrease if we increase our wage rates.
Inability to acquire and provide quality merchandise could adversely affect our sales and results of operations.
We are dependent upon our vendors continuing to supply us with quality merchandise. If our merchandise offerings do not meet our customers’ expectations regarding quality and safety, we could experience lost sales, increased costs and exposure to legal and reputational risk. All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety and quality standards. Events that give rise to actual, potential or perceived product safety concerns could expose us to government enforcement action or private litigation and result in costly product recalls and other liabilities. In addition, negative customer perceptions regarding the safety or quality of the products we sell could cause our customers to seek alternative sources for their needs, resulting in lost sales. In those circumstances, it may be difficult and costly for us to regain the confidence of our customers. Moreover, if any of our significant vendors experience financial difficulties or otherwise are unable to deliver merchandise to us on a timely basis, or at all, we could have product shortages in our stores that could adversely affect customers’ perceptions of us and cause us to lose customers and sales.
Our largest stockholder, as a result of its voting ownership, may have the ability to exert substantial influence over actions to be taken or approved by our stockholders.
As of October 17, 2011, ESL Investments, Inc. and certain of its affiliates (together, “ESL”) beneficially owned approximately 29.3% of our outstanding common stock. As a result, ESL may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and potential change of control transactions. In the future, ESL may acquire or sell shares of common stock and thereby increase or decrease its ownership stake in us. Significant fluctuations in their level of ownership could have an impact on our share price.
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
In addition, we extensively utilize hub stores, our supply chain and logistics management techniques to efficiently stock our stores. If we fail to effectively utilize our existing hubs and/or supply chains, we could experience inappropriate inventory levels in our stores, which could adversely affect our sales volume and/or our margins.

Our failure to protect our reputation could have a material adverse effect on our brand name.
We believe our continued strong sales growth is driven in significant part by our brand name. The value in our brand name and its continued effectiveness in driving our sales growth are dependent to a significant degree on our ability to maintain our reputation for safety, high product quality, friendliness, service, trustworthy advice, integrity and business ethics. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor and environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Failure to protect the security of our customers’ personal information could subject us to costly regulatory enforcement actions, expose us to litigation and our reputation could suffer. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional resources to rebuild our reputation.
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
In the event that commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and stores resulting in lost sales and/or a potential loss of customer loyalty. Transportation issues could also cause us to cancel purchase orders if we are unable to receive merchandise in our distribution centers.
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
The Patient Protection and Affordable Care Act (the “Patient Act”) as well as other healthcare reform legislation being considered by Congress and state legislatures may have an impact on our business. Based on the current form of the Patient Act, the impact could be extensive and could increase our employee healthcare-related costs. While the significant costs of the recent healthcare legislation enacted will occur after 2013 due to provisions of the legislation being phased in over time, changes to our healthcare costs structure could have a significant, negative impact on our business.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table reflects the square footage and number of leased and owned properties for our stores as of August 27, 2011:

	No. of Stores	Square Footage
Leased	2,433	15,357,127
Owned	2,380	15,979,414

Total	4,813	31,336,541

We have approximately 4.0 million square feet in distribution centers servicing our stores, of which approximately 1.3 million square feet is leased and the remainder is owned. Our distribution centers are located in Arizona, California, Georgia, Illinois, Ohio, Pennsylvania, Tennessee, Texas and Mexico. Our primary store support center is located in Memphis, Tennessee, and consists of approximately 260,000 square feet. We also have two additional store support centers located in Monterrey, Mexico and Chihuahua, Mexico. The ALLDATA headquarters building in Elk Grove, California, is leased, and we also own or lease other properties that are not material in the aggregate.
Item 3. Legal Proceedings
We were a defendant in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc. et al.,” filed in the U.S. District Court for the Southern District of New York in October 2004. The case was originally filed by more than 200 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers, against a number of defendants, including automotive aftermarket retailers and aftermarket automotive parts manufacturers. In the amended complaint, the plaintiffs alleged, inter alia, that some or all of the automotive aftermarket retailer defendants had knowingly received, in violation of the Robinson-Patman Act (the “Act”), from various of the manufacturer defendants benefits such as volume discounts, rebates, early buy allowances and other allowances, fees, inventory without payment, sham advertising and promotional payments, a share in the manufacturers’ profits, benefits of pay-on-scan purchases, implementation of radio frequency identification technology, and excessive payments for services purportedly performed for the manufacturers. Additionally, a subset of plaintiffs alleged a claim of fraud against the automotive aftermarket retailer defendants based on discovery issues in a prior litigation involving similar claims under the Act. In the prior litigation, the discovery dispute, as well as the underlying claims, was decided in favor of AutoZone and the other automotive aftermarket retailer defendants who proceeded to trial, pursuant to a unanimous jury verdict which was affirmed by the Second Circuit Court of Appeals. In the current litigation, the plaintiffs sought an unspecified amount of damages (including statutory trebling), attorneys’ fees, and a permanent injunction prohibiting the aftermarket retailer defendants from inducing and/or knowingly receiving discriminatory prices from any of the aftermarket manufacturer defendants and from opening up any further stores to compete with the plaintiffs as long as the defendants allegedly continue to violate the Act.
In an order dated September 7, 2010, and issued on September 16, 2010, the court granted motions to dismiss all claims against AutoZone and its co-defendant competitors and suppliers. Based on the record in the prior litigation, the court dismissed with prejudice all overlapping claims — that is, those covering the same time periods covered by the prior litigation and brought by the judgment plaintiffs in the prior litigation. The court also dismissed with prejudice the plaintiffs’ attempt to revisit discovery disputes from the prior litigation. Further, with respect to the other claims under the Act, the court found that the factual statements contained in the complaint fall short of what would be necessary to support a plausible inference of unlawful price discrimination. Finally, the court held that the AutoZone pay-on-scan program is a difference in non-price terms that are not governed by the Act. The court ordered the case closed, but also stated that “in an abundance of caution the Court [was] defer[ring] decision on whether to grant leave to amend to allow plaintiff an opportunity to propose curative amendments.” The plaintiffs filed a motion for leave to amend their complaint and attached a proposed Third Amended and Supplemental Complaint (the “Third Amended Complaint”) on behalf of four plaintiffs. The Third Amended Complaint repeated and expanded certain allegations from previous complaints, asserting two claims under the Act, but stated that all other plaintiffs have withdrawn their claims, and that, inter alia, Chief Auto Parts, Inc. had been dismissed as a defendant. AutoZone and the co-defendants filed an opposition to the motion seeking leave to amend.

In an order dated September 28, 2011, the court denied the four remaining plaintiffs’ motion for leave to file a Third Amended Complaint because the proposed Third Amended Complaint failed to address deficiencies previously identified by the court.
We believe this suit to be without merit and are vigorously defending against it. We are unable to estimate a loss or possible range of loss.
In 2004, AutoZone acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, we voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. AutoZone has conducted and paid for (at an immaterial cost to us) remediation of visible contamination on the property and is investigating and will be addressing potential vapor intrusion impacts in downgradient residences and businesses. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, we are eligible to be reimbursed up to 75 percent of its remediation costs by the State of New Jersey. Although the aggregate amount of additional costs that we may incur pursuant to the Voluntary Remediation Agreement cannot currently be ascertained, we do not currently believe that fulfillment of our obligations under the agreement will result in costs that are material to our financial condition, results of operations or cash flow.
We are involved in various legal proceedings incidental to the conduct of our business, including several lawsuits containing class-action allegations in which the plaintiffs are current and former hourly and salaried employees who allege various wage and hour violations and unlawful termination practices. We do not currently believe that, either individually or in the aggregate, these matters will result in liabilities material to our financial condition, results of operations or cash flows.
Item 4. Reserved

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “AZO.” On October 17, 2011, there were 3,023 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.
We currently do not pay a dividend on our common stock. Our ability to pay dividends is subject to limitations imposed by Nevada law. Any future payment of dividends would be dependent upon our financial condition, capital requirements, earnings and cash flow.
The following table sets forth the high and low sales prices per share of common stock, as reported by the New York Stock Exchange, for the periods indicated:

	Price Range of Common Stock
	High	Low
Fiscal Year Ended August 27, 2011:
Fourth quarter	$306.00	$266.25
Third quarter	$287.00	$247.36
Second quarter	$276.00	$246.26
First quarter	$253.50	$209.53

Fiscal Year Ended August 28, 2010:
Fourth quarter	$215.21	$177.66
Third quarter	$187.94	$160.20
Second quarter	$161.33	$146.17
First quarter	$154.69	$135.13
During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on September 28, 2011, to increase the repurchase authorization by $750 million to raise the cumulative share repurchase authorization to $11.15 billion from $10.4 billion. The program does not have an expiration date.
Shares of common stock repurchased by the Company during the quarter ended August 27, 2011, were as follows:

			Total Number of	Maximum Dollar
	Total		Shares Purchased	Value that May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
May 8, 2011, to June 4, 2011	—	$—	—	$651,940,767
June 5, 2011, to July 2, 2011	466,899	290.75	466,899	516,191,982
July 3, 2011, to July 30, 2011	509,097	296.45	509,097	365,271,573
July 31, 2011, to August 27, 2011	521,928	280.97	521,928	218,626,605

Total	1,497,924	$289.28	1,497,924	$218,626,605

The Company also repurchased, at fair value, an additional 30,864 shares in fiscal 2011, 30,617 shares in fiscal 2010, and 37,190 shares in fiscal 2009 from employees electing to sell their stock under the Company’s Sixth Amended and Restated Employee Stock Purchase Plan (the “Employee Plan”), qualified under Section 423 of the Internal Revenue Code, under which all eligible employees may purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the Employee Plan, 21,608 shares were sold to employees in fiscal 2011, 26,620 shares were sold to employees in fiscal 2010, and 29,147 shares were sold to employees in fiscal 2009. At August 27, 2011, 272,375 shares of common stock were reserved for future issuance under the Employee Plan.

Once executives have reached the maximum purchases under the Employee Plan, the Fourth Amended and Restated Executive Stock Purchase Plan (the “Executive Plan”) permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases by executives under the Executive Plan were 1,719 shares in fiscal 2011, 1,483 shares in fiscal 2010, and 1,705 shares in fiscal 2009. At August 27, 2011, 256,337 shares of common stock were reserved for future issuance under the Executive Plan.
Stock Performance Graph
The graph below presents changes in the value of AutoZone’s stock as compared to Standard & Poor’s 500 Composite Index (“S&P 500”) and to Standard & Poor’s Retail Index (“S&P Retail Index”) for the five-year period beginning August 26, 2006 and ending August 27, 2011.

Item 6. Selected Financial Data

(in thousands, except per share data, same store sales	Fiscal Year Ended August
and selected operating data)	2011	2010	2009	2008(1)	2007
Income Statement Data
Net sales	$8,072,973	$7,362,618	$6,816,824	$6,522,706	$6,169,804
Cost of sales, including warehouse and delivery expenses	3,953,510	3,650,874	3,400,375	3,254,645	3,105,554

Gross profit	4,119,463	3,711,744	3,416,449	3,268,061	3,064,250
Operating, selling, general and administrative expenses	2,624,660	2,392,330	2,240,387	2,143,927	2,008,984

Operating profit	1,494,803	1,319,414	1,176,062	1,124,134	1,055,266
Interest expense, net	170,557	158,909	142,316	116,745	119,116

Income before income taxes	1,324,246	1,160,505	1,033,746	1,007,389	936,150
Income tax expense	475,272	422,194	376,697	365,783	340,478

Net income	$848,974	$738,311	$657,049	$641,606	$595,672

Diluted earnings per share	$19.47	$14.97	$11.73	$10.04	$8.53

Adjusted weighted average shares for diluted earnings per share	43,603	49,304	55,992	63,875	69,844

Same Store Sales
Increase in domestic comparable store net sales(2)	6.3%	5.4%	4.4%	0.4%	0.1%

Balance Sheet Data
Current assets	$2,792,425	$2,611,821	$2,561,730	$2,586,301	$2,270,455
Working (deficit) capital	(638,471)	(452,139)	(145,022)	66,981	(15,439)
Total assets	5,869,602	5,571,594	5,318,405	5,257,112	4,804,709
Current liabilities	3,430,896	3,063,960	2,706,752	2,519,320	2,285,895
Debt	3,351,682	2,908,486	2,726,900	2,250,000	1,935,618
Long-term capital leases	61,360	66,333	38,029	48,144	39,073
Stockholders’ (deficit) equity	$(1,254,232)	$(738,765)	$(433,074)	$229,687	$403,200

Selected Operating Data
Number of stores at beginning of year	4,627	4,417	4,240	4,056	3,871
New stores	188	213	180	185	186
Closed stores	2	3	3	1	1

Net new stores	186	210	177	184	185

Relocated stores	10	3	9	14	18

Number of stores at end of year	4,813	4,627	4,417	4,240	4,056

Total store square footage (in thousands)	31,337	30,027	28,550	27,291	26,044
Average square footage per store	6,511	6,490	6,464	6,437	6,421
Increase in store square footage	4%	5%	5%	5%	5%
Inventory per store (in thousands)	$512	$498	$500	$507	$495
Average net sales per store (in thousands)	$1,675	$1,595	$1,541	$1,539	$1,525
Net sales per store square foot	$258	$246	$239	$239	$238
Total employees at end of year (in thousands)	65	63	60	57	55
Inventory turnover(3)	1.6	x	1.6	x	1.5	x	1.6	x	1.6	x
Accounts payable to inventory ratio	112%	106%	96%	95%	93%
After-tax return on invested capital (4)	31.3%	27.6%	24.4%	23.9%	23.2%
Adjusted debt to EBITDAR (5)	2.4	2.4	2.5	2.2	2.1
Net cash provided by operating activities (in thousands)	$1,291,538	$1,196,252	$923,808	$921,100	$845,194
Cash flow before share repurchases and changes in debt (in thousands)(6)	$1,023,927	$947,643	$673,347	$690,621	$678,522

(1)	The fiscal year ended August 30, 2008 consisted of 53 weeks.

(2)	The domestic comparable sales increases are based on sales for all domestic stores open at least one year. Relocated stores are included in the same store sales computation based on the year the original store was opened. Closed store sales are included in the same store sales computation up to the week it closes, and excluded from the computation for all periods subsequent to closing.

(3)	Inventory turnover is calculated as cost of sales divided by the average merchandise inventory balance over the trailing 5 quarters.

(4)	After-tax return on invested capital is defined as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(5)	Adjusted debt to EBITDAR is defined as the sum of total debt, capital lease obligations and annual rents times six; divided by net income plus interest, taxes, depreciation, amortization, rent and share-based compensation expense. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(6)	Cash flow before share repurchases and changes in debt is defined as the change in cash and cash equivalents less the change in debt plus treasury stock purchases. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are the nation’s leading retailer and a leading distributor of automotive replacement parts and accessories in the United States. We began operations in 1979 and at August 27, 2011, operated 4,534 stores in the United States, including Puerto Rico, and 279 in Mexico. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 27, 2011, in 2,659 of our domestic stores, we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.
Executive Summary
We achieved strong performance in fiscal 2011, delivering record net income of $849.0 million, a 15.0% increase over the prior year, and sales growth of $710.4 million, a 9.6% increase over the prior year. We completed the year with strong growth in our commercial and retail businesses. We are pleased with the results of our retail business and encouraged by the increase in our commercial business, where we continue to build our internal sales force and continue to refine our parts assortment. There are various factors occurring within the current economy that affect both our customers and our industry, including the impact of the recent recession, continued high unemployment and other challenging economic conditions. As consumers’ cash flows have decreased due to these factors, we believe consumers have become more likely to keep their current vehicles longer and perform repair and maintenance in order to keep those vehicles well maintained. Our belief is supported by industry data showing an increase in the average age of vehicles on the road and declines in new car sales over recent years as compared to historical levels, which we believe have led to an increase in demand for the products that we sell. Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will impact us in the future.
More recently, we believe changes in gas prices have adversely impacted our customers’ behavior with respect to driving and maintaining their cars. With approximately 11 billion gallons of unleaded gas consumed each month across the United States, each $1 dollar decrease at the pump contributes approximately $11 billion of additional spending capacity to consumers each month. In fiscal 2011, unleaded gas prices increased by $0.95 per gallon, finishing the fourth quarter at $3.63 per gallon (on a national level). During the comparable prior year period, unleaded gas prices increased only $0.07 per gallon finishing the fourth quarter at $2.68 per gallon. We believe the increase in gas prices is reducing discretionary spending for all consumers, and, in particular, our customers. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease in the future, nor can we predict how any future changes in gas prices will impact our sales in future periods.
During fiscal 2011, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 83% of total sales, with failure related categories continuing to be our strongest performers. While we have not experienced any fundamental shifts in our category sales mix as compared to previous years, we did experience a slight decline in sales of maintenance and discretionary categories. We believe maintenance and discretionary related products were impacted by higher gas prices during the latter half of the year. We remain focused on refining and expanding our product assortment to ensure we have the best merchandise at the right price in each of our categories.

Our primary response to fluctuations in the demand for the products we sell is to adjust our advertising message, store staffing, and product assortment. We continue to believe we are well positioned to help our customers save money and meet their needs in a challenging macroeconomic environment.
The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road.
Miles Driven
We believe that as the number of miles driven increases, consumers’ vehicles are more likely to need service and maintenance, resulting in an increase in the need for automotive hard parts and maintenance items. Prior to the recession, we had seen a close correlation between annual miles driven and our annual net sales; however, this correlation has not existed in the recessionary period. Since the beginning of the fiscal year and through July 2011 (latest publicly available information), miles driven were relatively flat as compared to the comparable prior year period. Throughout this period and contrary to the correlation experienced prior to the recession, sales have grown at an increased rate, while miles driven have declined or grown at a slower rate than what we have historically experienced. We believe that the impact of changes in other factors, primarily an increase in the average age of vehicles, more than offset the impact of miles driven. Over the long-term, we believe that annual miles driven will return to pre-recession low single digit growth rates, and the correlation between annual miles driven and the annual sales growth of our industry should return.
Seven Year Old or Older Vehicles
Since 2008, new vehicle sales have been significantly lower than historical levels, which we believe contributed to an increasing number of seven year old or older vehicles on the road. We estimate vehicles are driven an average of approximately 12,500 miles each year. In seven years, the average miles driven equates to approximately 87,500 miles. Our experience is that at this point in a vehicle’s life, most vehicles are not covered by warranties and increased maintenance is needed to keep the vehicle operating. According to data provided by the Automotive Aftermarket Industry Association, as of December 2010, the average age of vehicles on the road is 10.6 years as compared to 10.3 years as of December 2009. As the number of seven year old or older vehicles on the road increases, we expect an increase in demand for the products that we sell. Although we have seen a slight improvement in new car sales during fiscal 2011, in the near term, we expect the aging vehicle population to continue to increase, as consumers keep their cars longer in an effort to save money during this uncertain economy.
Results of Operations
Fiscal 2011 Compared with Fiscal 2010
For the fiscal year ended August 27, 2011, we reported net sales of $8.073 billion compared with $7.363 billion for the year ended August 28, 2010, a 9.6% increase from fiscal 2010. This growth was driven primarily by an increase in domestic same store sales of 6.3% and sales from new stores of $216.8 million. The improvement in domestic same store sales was driven by higher transaction value and, to a lesser extent, higher transaction count trends. Higher transaction value is attributable to product inflation due to more complex, costly products and commodity price increases.
At August 27, 2011, we operated 4,534 domestic stores and 279 stores in Mexico, compared with 4,389 domestic stores and 238 stores in Mexico at August 28, 2010. We reported a domestic retail sales increase of 6.8% and a domestic commercial sales increase of 22.3% for fiscal 2011.
Gross profit for fiscal 2011 was $4.119 billion, or 51.0% of net sales, compared with $3.712 billion, or 50.4% of net sales for fiscal 2010. The improvement in gross margin was primarily attributable to lower shrink expense (32 basis points) and higher merchandise margins (26 basis points). Increased penetration of Duralast product sales, as well as retail price increases on commodity based products, drove the higher merchandise margins, which were partially offset by increased penetration of commercial sales.
Operating, selling, general and administrative expenses for fiscal 2011 increased to $2.625 billion, or 32.5% of net sales, from $2.392 billion, or 32.5% of net sales for fiscal 2010. The slight increase in operating expenses, as a percentage of sales, was the result of higher fuel costs (20 basis points) and increased incentive compensation costs (17 basis points), partially offset by leverage due to higher sales volumes.

Interest expense, net for fiscal 2011 was $170.6 million compared with $158.9 million during fiscal 2010. This increase was primarily due to higher average borrowing levels over the comparable prior year period; partially offset by a decline in borrowing rates. Average borrowings for fiscal 2011 were $3.103 billion, compared with $2.752 billion for fiscal 2010 and weighted average borrowing rates were 5.1% for fiscal 2011, compared to 5.3% for fiscal 2010.
Our effective income tax rate was 35.9% of pre-tax income for fiscal 2011 compared to 36.4% for fiscal 2010.
Net income for fiscal 2011 increased by 15.0% to $849.0 million, and diluted earnings per share increased 30.0% to $19.47 from $14.97 in fiscal 2010. The impact of the fiscal 2011 stock repurchases on diluted earnings per share in fiscal 2011 was an increase of approximately $1.15.
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
Seasonality and Quarterly Periods
Our business is somewhat seasonal in nature, with the highest sales typically occurring in the spring and summer months of February through September, in which average weekly per-store sales historically have been about 15% to 25% higher than in the slower months of December and January. During short periods of time, a store’s sales can be affected by weather conditions. Extremely hot or extremely cold weather may enhance sales by causing parts to fail; thereby increasing sales of seasonal products. Mild or rainy weather tends to soften sales, as parts failure rates are lower in mild weather, with elective maintenance deferred during periods of rainy weather. Over the longer term, the effects of weather balance out, as we have stores throughout the United States, Puerto Rico and Mexico.

Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consisted of 16 weeks in 2011, 2010, and 2009. Because the fourth quarter contains the seasonally high sales volume and consists of 16 or 17 weeks, compared with 12 weeks for each of the first three quarters, our fourth quarter represents a disproportionate share of the annual net sales and net income. The fourth quarter of fiscal year 2011 represented 32.7% of annual sales and 35.5% of net income; the fourth quarter of fiscal 2010 represented 33.2% of annual sales and 36.4% of net income; and the fourth quarter of fiscal 2009 represented 32.7% of annual sales and 35.9% of net income.
Liquidity and Capital Resources
The primary source of our liquidity is our cash flows realized through the sale of automotive parts and accessories. Net cash provided by operating activities was $1.292 billion in fiscal 2011, $1.196 billion in fiscal 2010, and $923.8 million in fiscal 2009. The increase over prior year was primarily due to higher net income of $110.7 million and timing of income tax deductions, offset by inventory purchases. During fiscal 2011, cash flows from operating activities continue to benefit from our inventory purchases being financed by our vendors. The increase in fiscal 2010 as compared to fiscal 2009 was due primarily to the growth in net income and improvements in our accounts payable to inventory ratio as our vendors financed a large portion of our inventory. We had an accounts payable to inventory ratio of 112% at August 27, 2011, 106% at August 28, 2010, and 96% at August 29, 2009. Our inventory increases are primarily attributable to an increased number of stores and to a lesser extent, our efforts to update product assortments in all of our stores. Many of our vendors have supported our initiative to update our product assortments by providing extended payment terms. These extended payment terms have allowed us to continue to grow accounts payable at a faster rate than inventory.
Our primary capital requirement has been the funding of our continued new-store development program. From the beginning of fiscal 2009 to August 27, 2011, we have opened 581 new stores. Net cash flows used in investing activities were $319.0 million in fiscal 2011, compared to $307.4 million in fiscal 2010, and $263.7 million in fiscal 2009. We invested $321.6 million in capital assets in fiscal 2011, compared to $315.4 million in capital assets in fiscal 2010, and $272.2 million in capital assets in fiscal 2009. The increase in capital expenditures during this time was primarily attributable to the number and types of stores opened and increased investment in our existing stores. New store openings were 188 for fiscal 2011, 213 for fiscal 2010, and 180 for fiscal 2009. We invest a portion of our assets held by the Company’s wholly owned insurance captive in marketable securities. We acquired $43.8 million of marketable securities in fiscal 2011, $56.2 million in fiscal 2010, and $48.4 million in fiscal 2009. We had proceeds from the sale of marketable securities of $43.1 million in fiscal 2011, $52.6 million in fiscal 2010, and $46.3 million in fiscal 2009. Capital asset disposals provided $3.3 million in fiscal 2011, $11.5 million in fiscal 2010, and $10.7 million in fiscal 2009.
Net cash used in financing activities was $973.8 million in fiscal 2011, $883.5 million in fiscal 2010, and $806.9 million in fiscal 2009. The net cash used in financing activities reflected purchases of treasury stock which totaled $1.467 billion for fiscal 2011, $1.124 billion for fiscal 2010, and $1.300 billion for fiscal 2009. The treasury stock purchases in fiscal 2011, 2010 and 2009 were primarily funded by cash flow from operations, and at times, by increases in debt levels. Proceeds from issuance of debt were $500.0 million for fiscal 2011; there were no debt issuances in fiscal 2010 and $500.0 million for fiscal 2009. Repayments of debt for fiscal 2011 were $199.3 million; there were no debt repayments for fiscal 2010, and $300.7 million for fiscal 2009. In fiscal 2011, we used the proceeds from the issuance of debt to repay our $199.3 million term loan in November 2010, to repay a portion of our commercial paper borrowings and for general corporate purposes, including for working capital requirements, capital expenditures, store openings and stock repurchases. Proceeds from the debt issuance in fiscal 2009, were used to repay outstanding commercial paper indebtedness, to prepay our $300.0 million term loan in August 2009 and for general corporate purposes, including for working capital requirements, capital expenditures, store openings and stock repurchases. Net proceeds from the issuance of commercial paper and short-term borrowings were $141.5 million for fiscal 2011, $181.6 million for fiscal 2010 and $277.6 million for fiscal 2009.
During fiscal 2012, we expect to invest in our business at an increased rate as compared to fiscal 2011, and more consistent with growth rates experienced in fiscal 2010 and fiscal 2009. Our investment is expected to be directed primarily to our new-store development program and enhancements to existing stores and infrastructure. The amount of our investments in our new-store program is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States or Mexico, or located in urban or rural areas. During fiscal 2011, fiscal 2010, and fiscal 2009, our capital expenditures have increased by approximately 2%, 16% and 12%, respectively, as compared to the prior year. Our mix of store openings has moved away from build-to-suit leases (lower initial capital investment) to ground leases and land purchases (higher initial capital investment), resulting in increased capital expenditures per store over the previous three years, and we expect this trend to continue during the fiscal year ending August 25, 2012.
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
For the fiscal year ended August 27, 2011, our after-tax return on invested capital (“ROIC”) was 31.3% as compared to 27.6% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). ROIC increased primarily due to increased after-tax operating profit. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance.
Debt Facilities
In September 2011, we amended and restated our $800 million revolving credit facility, which was scheduled to expire in July 2012. The capacity under the revolving credit facility was increased to $1.0 billion. This credit facility is available to primarily support commercial paper borrowings, letters of credit and other short-term, unsecured bank loans. The capacity of the credit facility may be increased to $1.250 billion prior to the maturity date at our election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit, and may include up to $175 million in capital leases each fiscal year. Under the revolving credit facility, we may borrow funds consisting of Eurodollar loans or base rate loans. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as the London InterBank Offered Rate (“LIBOR”) plus the applicable percentage, as defined in the revolving credit facility, depending upon our senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the revolving credit facility. We also have the option to borrow funds under the terms of a swingline loan subfacility. The revolving credit facility expires in September 2016.
The revolving credit facility agreement requires that our consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.50:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. Our consolidated interest coverage ratio as of August 27, 2011 was 4.44:1.
As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, we had $200.7 million in available capacity under our previous revolving credit facility at August 27, 2011. Assuming the amended and restated revolving credit facility had been executed as of our balance sheet date, we would have had $400.7 million in available capacity under the facility at August 27, 2011.
In June 2010, we entered into a letter of credit facility that allows us to request the participating bank issue letters of credit on our behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the revolving credit facility. As of August 27, 2011, we have $92.9 million in letters of credit outstanding under the letter of credit facility, which expires in June 2013.

On November 15, 2010, we issued $500 million in 4.000% Senior Notes due 2020 under our shelf registration statement filed with the Securities and Exchange Commission on July 29, 2008 (the “Shelf Registration”). The Shelf Registration allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. During November 2010, we used the proceeds from the issuance of debt to repay the principal due relating to the $199.3 million in 4.750% Senior Notes that matured on November 15, 2010, to repay a portion of the commercial paper borrowings and for general corporate purposes.
The 5.750% Senior Notes issued in July 2009 and the 6.500% and 7.125% Senior Notes issued during August 2008, (collectively, the “Notes”), are subject to an interest rate adjustment if the debt ratings assigned to the Notes are downgraded. The Notes, along with the 4.000% Senior Notes issued in during November 2010, also contain a provision that repayment of the notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our revolving credit facility, covenants include limitations on total indebtedness, restrictions on liens, a maximum debt to earnings ratio, and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. These covenants are in addition to the consolidated interest coverage ratio discussed above. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs.
As of August 27, 2011, we were in compliance with all covenants related to our borrowing arrangements and expect to remain in compliance with those covenants in the future.
For the fiscal year ended August 27, 2011, our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.4:1 as compared to 2.4:1 as of the comparable prior year end. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based compensation expense to net income. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels.
Stock Repurchases
During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors (the “Board”). The program was amended in June 2011 to increase the repurchase authorization to $10.4 billion from $9.9 billion. From January 1998 to August 27, 2011, we have repurchased a total of 127.3 million shares at an aggregate cost of $10.2 billion. We repurchased 5.6 million shares of common stock at an aggregate cost of $1.467 billion during fiscal 2011, 6.4 million shares of common stock at an aggregate cost of $1.124 billion during fiscal 2010, and 9.3 million shares of common stock at an aggregate cost of $1.300 billion during fiscal 2009. Considering cumulative repurchases as of August 27, 2011, we have $218.6 million remaining under the Board of Director’s authorization to repurchase our common stock.
Subsequent to the end of fiscal 2011, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $10.4 billion to $11.15 billion. We have repurchased approximately 527 thousand shares of our common stock at an aggregate cost of $169.7 million during fiscal 2012.

Financial Commitments
The following table shows our significant contractual obligations as of August 27, 2011:

	Total	Payment Due by Period
	Contractual	Less than	Between	Between	Over
(in thousands)	Obligations	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$3,317,600	$567,600	$1,000,000	$1,000,000	$750,000
Interest payments (2)	684,282	155,870	260,237	142,550	125,625
Operating leases (3)	1,851,453	209,778	382,786	309,983	948,906
Capital leases (4)	89,649	25,296	47,043	17,310	—
Self-insurance reserves (5)	163,267	55,896	44,687	24,093	38,591
Construction commitments	23,851	23,851	—	—	—

	$6,130,102	$1,038,291	$1,734,753	$1,493,936	$1,863,122

(1)	Long-term debt balances represent principal maturities, excluding interest.

(2)	Represents obligations for interest payments on long-term debt.

(3)	Operating lease obligations are inclusive of amounts accrued within deferred rent and closed store obligations reflected in our consolidated balance sheets.

(4)	Capital lease obligations include related interest.

(5)	Self-insurance reserves reflect estimates based on actuarial calculations. Although these obligations do not have scheduled maturities, the timing of future payments are predictable based upon historical patterns. Accordingly, we reflect the net present value of these obligations in our consolidated balance sheets.
We have pension obligations reflected in our consolidated balance sheet that are not reflected in the table above due to the absence of scheduled maturities and the nature of the account. During fiscal 2011, we made contributions of $34.1 million to the pension plan. We expect to make contributions of approximately $7 million during fiscal 2012; however a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.
As of August 27, 2011, our defined benefit obligation associated with our pension plans is $241.6 million and our pension assets are valued at $156.9 million, resulting in a net pension obligation of $84.8 million. Amounts recorded in Accumulated other comprehensive loss are $107.0 million at August 27, 2011. The balance in Accumulated other comprehensive loss will be amortized into pension expense in the future, unless the losses are recovered in future periods through actuarial gains.
Additionally, our tax liability for uncertain tax positions, including interest and penalties, was $35.1 million at August 27, 2011. Approximately $8.2 million is classified as current liabilities and $26.9 million is classified as long-term liabilities. We did not reflect these obligations in the table above as we are unable to make an estimate of the timing of payments due to uncertainties in the timing of the settlement of these tax positions.
Off-Balance Sheet Arrangements
The following table reflects outstanding letters of credit and surety bonds as of August 27, 2011:

Total
Other
(in thousands)	Commitments
Standby letters of credit	$96,594
Surety bonds	26,335

$122,929

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
Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented the non-GAAP financial measures, as we believe they provide additional information that is useful to investors as it indicates more clearly our comparative year-to-year operating results. Furthermore, our management and Compensation Committee of the Board use the above-mentioned non-GAAP financial measures to analyze and compare our underlying operating results and to determine payments of performance-based compensation. We have included a reconciliation of this information to the most comparable GAAP measures in the following reconciliation tables.
Reconciliation of Non-GAAP Financial Measure: Cash Flow Before Share Repurchases and Changes in Debt
The following table reconciles net (decrease) increase in cash and cash equivalents to cash flow before share repurchases and changes in debt, which is presented in “Selected Financial Data”:

	Fiscal Year Ended August
(in thousands)	2011	2010	2009	2008	2007
Net (decrease) increase in cash and cash equivalents	$(674)	$5,574	$(149,755)	$155,807	$(4,904)
Less: Increase in debt	442,201	181,586	476,900	314,382	78,461
Plus: Share repurchases	1,466,802	1,123,655	1,300,002	849,196	761,887

Cash flow before share repurchases and changes in debt	$1,023,927	$947,643	$673,347	$690,621	$678,522

Reconciliation of Non-GAAP Financial Measure: After-tax Return on Invested Capital
The following table calculates the percentage of ROIC. ROIC is calculated as after-tax operating profit (excluding rent) divided by average invested capital (which includes a factor to capitalize operating leases). The ROIC percentages are presented in “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands, except percentage)	2011	2010	2009	2008(1)	2007
Net income	$848,974	$738,311	$657,049	$641,606	$595,672
Adjustments:
Interest expense	170,557	158,909	142,316	116,745	119,116
Rent expense	213,846	195,632	181,308	165,121	152,523
Tax effect (2)	(137,962)	(128,983)	(117,929)	(102,345)	(98,796)

After-tax return	$1,095,415	$963,869	$862,744	$821,127	$768,515

Average debt (3)	$3,121,880	$2,769,617	$2,468,351	$2,074,738	$1,888,989
Average (deficit) equity (4)	(993,624)	(507,885)	(75,162)	308,401	482,702
Rent x 6 (5)	1,283,076	1,173,792	1,087,848	990,726	915,138
Average capital lease obligations (6)	84,966	62,220	58,901	60,763	27,093

Pre-tax invested capital	$3,496,298	$3,497,744	$3,539,938	$3,434,628	$3,313,922

ROIC	31.3%	27.6%	24.4%	23.9%	23.2%

(1)	The fiscal year ended August 30, 2008 consisted of 53 weeks.

(2)	The effective tax rate during fiscal 2011, 2010, 2009, 2008 and 2007 was 35.9%, 36.4%, 36.4%, 36.3% and 36.4%, respectively.

(3)	Average debt is equal to the average of our debt measured as of the previous five quarters.

(4)	Average equity is equal to the average of our stockholders’ (deficit) equity measured as of the previous five quarters.

(5)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.

(6)	Average capital lease obligations is computed as the average of our capital lease obligations over the previous five quarters.
Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR
The following table calculates the ratio of adjusted debt to EBITDAR. Adjusted debt to EBITDAR is calculated as the sum of total debt, capital lease obligations and annual rents times six; divided by net income plus interest, taxes, depreciation, amortization, rent and share-based compensation expense. The adjusted debt to EBITDAR ratios are presented in “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands, except ratio)	2011	2010	2009	2008(1)	2007
Net income	$848,974	$738,311	$657,049	$641,606	$595,672
Add: Interest expense	170,557	158,909	142,316	116,745	119,116
Income tax expense	475,272	422,194	376,697	365,783	340,478

EBIT	1,494,803	1,319,414	1,176,062	1,124,134	1,055,266
Add: Depreciation expense	196,209	192,084	180,433	169,509	159,411
Rent expense	213,846	195,632	181,308	165,121	152,523
Share-based expense	26,625	19,120	19,135	18,388	18,462

EBITDAR	$1,931,483	$1,726,250	$1,556,938	$1,477,152	$1,385,662

Debt	$3,351,682	$2,908,486	$2,726,900	$2,250,000	$1,935,618
Capital lease obligations	86,656	88,280	54,764	64,061	55,088
Rent x 6	1,283,076	1,173,792	1,087,848	990,726	915,138

Adjusted debt	$4,721,414	$4,170,558	$3,869,512	$3,304,787	$2,905,844

Adjusted debt to EDITDAR	2.4	2.4	2.5	2.2	2.1

(1)	The fiscal year ended August 30, 2008 consisted of 53 weeks.

Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, Intangibles — Goodwill and Other, which amends Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment analysis if it is more likely than not that a goodwill impairment exists based on a qualitative assessment of adverse factors. We do not expect the provisions of ASU 2010-28 to have a material impact to our consolidated financial statements. This update will be effective for our fiscal year ending August 25, 2012.
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC Topic 820, Fair Value Measurement. The purpose of ASU 2011-04 is to clarify the intent about the application of existing fair value measurement and disclosure requirements and to change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. We do not expect the provisions of ASU 2011-04 to have a material impact to our consolidated financial statements. This update will be effective as of our third quarter ending May 5, 2012.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends ASC Topic 220, Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The update will require entities to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and entities will no longer be allowed to present items of other comprehensive income in the statement of stockholders’ equity. Reclassification adjustments between other comprehensive income and net income will be presented separately on the face of the financial statements. We do not expect the provisions of ASU 2011-05 to have a material impact to our consolidated financial statements. This update will be effective for our fiscal year ending August 31, 2013.
In August 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other, which amends ASC Topic 350, Intangibles — Goodwill and Other. The purpose of ASU 2011-08 is to simplify how an entity tests goodwill for impairment. Entities will assess qualitative factors to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. In instances where the fair value is determined to be less than the carrying value, entities will perform the two-step quantitative goodwill impairment test. We do not expect the provisions of ASU 2011-08 to have a material impact to our consolidated financial statements. This update will be effective for our fiscal year ending August 31, 2013.
Critical Accounting Policies and Estimates
Preparation of our consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements, reported amounts of revenues and expenses during the reporting period and related disclosures of contingent liabilities. In the notes to our consolidated financial statements, we describe our significant accounting policies used in preparing the consolidated financial statements. Our policies are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ under different assumptions or conditions. Our senior management has identified the critical accounting policies for the areas that are materially impacted by estimates and assumptions and have discussed such policies with the Audit Committee of our Board. The following items in our consolidated financial statements represent our critical accounting policies that require significant estimation or judgment by management:
Inventory Reserves and Cost of Sales
LIFO
We state our inventories at the lower of cost or market using the last-in, first-out (“LIFO”) method for domestic merchandise and the first-in, first out (“FIFO”) method for Mexico inventories. Due to price deflation on our merchandise purchases, our domestic inventory balances are effectively maintained under the FIFO method. We do not write up inventory for favorable LIFO adjustments, and due to price deflation, LIFO costs of our domestic inventories exceed replacement costs by $253.3 million at August 27, 2011, calculated using the dollar value method.

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
Additionally, we reduce inventory for projected losses related to shrinkage, which is estimated based on historical losses and current inventory loss trends resulting from previous physical inventories. Shrinkage may occur due to theft, loss or inaccurate records for the receipt of goods, among other things. Throughout the year, we take physical inventory counts of our stores and distribution centers to verify these estimates. We make assumptions regarding upcoming physical inventory counts that may differ from actual results. Over the last three years, there has been less than a 50 basis point fluctuation in our shrinkage rate.
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
A 10% difference in our inventory reserves as of August 27, 2011, would have affected net income by approximately $7 million in fiscal 2011.
Vendor Allowances
We receive various payments and allowances from our vendors through a variety of programs and arrangements, including allowances for warranties, advertising and general promotion of vendor products. Vendor allowances are treated as a reduction of inventory, unless they are provided as a reimbursement of specific, incremental, identifiable costs incurred by the Company in selling the vendor’s products. Approximately 87% of the vendor funds received are recorded as a reduction of the cost of inventories and recognized as a reduction to cost of sales as these inventories are sold.
Based on our vendor agreements, a significant portion of vendor funding we receive is based on our inventory purchases. Therefore, we record receivables for funding earned but not yet received as we purchase inventory. During the year, we regularly review the receivables from vendors to ensure vendors are able to meet their obligations. We generally have not recorded a reserve against these receivables as we have legal right of offset with our vendors for payments owed them. Historically, we have had minimal write-offs (less than $500 thousand in any of the last three years).
Self-Insurance Reserves
We retain a significant portion of the risks associated with workers’ compensation, employee health, general and products liability, property and vehicle liability; and we obtain third party insurance to limit the exposure related to certain of these risks. Our self-insurance reserve estimates totaled $159.3 million at August 27, 2011, and $156.0 million at August 28, 2010. This change is primarily reflective of our growing operations, including inflation, increases in vehicles and the number of hours worked, as well as our historical claims experience and changes in our discount rate.

The assumptions made by management in estimating our self-insurance reserves include consideration of historical cost experience, judgments about the present and expected levels of cost per claim and retention levels. We utilize various methods, including analyses of historical trends and actuarial methods, to estimate the cost to settle reported claims, and claims incurred but not yet reported. The actuarial methods develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. When estimating these liabilities, we consider factors, such as the severity, duration and frequency of claims, legal costs associated with claims, healthcare trends, and projected inflation of related factors. In recent history, our methods for determining our exposure have remained consistent, and our historical trends have been appropriately factored into our reserve estimates.
Management believes that the various assumptions developed and actuarial methods used to determine our self- insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management, and as a result these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents and the incidence of illness, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be overstated or understated. For instance, a 10% change in our self-insurance liability would have affected net income by approximately $10 million for fiscal 2011.
As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly. In fiscal 2011, we have experienced favorable claims development in our older policy years, partially offset by increased severity and frequency of claims in the current policy year, and have adjusted our estimates as necessary. Prior to fiscal 2011, we experienced favorable claims development, particularly related to workers’ compensation claims. We attribute this success to programs, such as return to work, and projects aimed at accelerating claims closure. The programs have matured and proven to be effective and are therefore considered in our current and future assumptions regarding claims costs.
Our liabilities for workers’ compensation, certain general and product liability, property and vehicle claims do not have scheduled maturities; however, the timing of future payments is predictable based on historical patterns and is relied upon in determining the current portion of these liabilities. Accordingly, we reflect the net present value of the obligations we determine to be long-term using the risk-free interest rate as of the balance sheet date. If the discount rate used to calculate the present value of these reserves changed by 50 basis points, net income would have been affected by approximately $2 million for fiscal 2011. Our liability for health benefits is classified as current, as the historical average duration of claims is approximately six weeks.
Income Taxes
Our income tax returns are audited by state, federal and foreign tax authorities, and we are typically engaged in various tax examinations at any given time. Tax contingencies often arise due to uncertainty or differing interpretations of the application of tax rules throughout the various jurisdictions in which we operate. The contingencies are influenced by items such as tax audits, changes in tax laws, litigation, appeals and prior experience with similar tax positions. We regularly review our tax reserves for these items and assess the adequacy of the amount we have recorded. As of August 27, 2011, we had approximately $35.1 million reserved for uncertain tax positions.
We evaluate potential exposures associated with our various tax filings by estimating a liability for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.
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
Expected long-term rate of return on plan assets: For the fiscal year ended August 27, 2011, we have assumed an 8% long-term rate of return on our plan assets. This estimate is a judgmental matter in which management considers the composition of our asset portfolio, our historical long-term investment performance and current market conditions. We review the expected long-term rate of return on an annual basis, and revise it accordingly. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our long-term strategy to manage pension cost and reduce volatility in our assets. For the fiscal year ending August 25, 2012, we expect to assume a long-term rate of return on our plan assets of 7.5% due to a change in our asset allocation. At August 27, 2011, our plan assets totaled $157 million in our qualified plan. Our assets are generally valued using the net asset values, which are determined by valuing investments at the closing price or last trade reported on the major market on which the individual securities are traded. We have no assets in our nonqualified plan. A 50 basis point change in our expected long term rate of return would impact annual pension expense/income by approximately $780 thousand for the qualified plan.
Discount rate used to determine benefit obligations: This rate is highly sensitive and is adjusted annually based on the interest rate for long-term, high-quality, corporate bonds as of the measurement date using yields for maturities that are in line with the duration of our pension liabilities. This same discount rate is also used to determine pension expense for the following plan year. For fiscal 2011, we assumed a discount rate of 5.13%. A decrease in the discount rate increases our projected benefit obligation and pension expense. A 50 basis point change in the discount rate at August 27, 2011 would impact annual pension expense/income by approximately $2 million for the qualified plan and $30 thousand for the nonqualified plan.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from, among other things, changes in interest rates, foreign exchange rates and fuel prices. From time to time, we use various derivative instruments to reduce interest rate and fuel price risks. To date, based upon our current level of foreign operations, no derivative instruments have been utilized to reduce foreign exchange rate risk. All of our hedging activities are governed by guidelines that are authorized by the Board. Further, we do not buy or sell derivative instruments for trading purposes.
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

As of August 28, 2010, we held two forward starting interest rate swaps with a total notional amount of $300 million. Subsequent to the fiscal year ended August 28, 2010, we entered into a third forward starting interest rate swap with a notional amount of $100 million, bringing the total notional amount of all outstanding forward starting interest rate swaps to $400 million. These agreements were designated as cash flow hedges and were used to hedge the exposure to variability in future cash flows resulting from changes in variable interest rates related to the $500 million Senior Note debt issuance during the first quarter of fiscal 2011. The swaps were benchmarked based on the 3-month LIBOR. The three forward starting interest rate swaps expired in November 2010 and resulted in a loss of $7.4 million, net of tax, which has been deferred in Accumulated other comprehensive loss and will be reclassified to interest expense over the life of the underlying debt. The hedges remained highly effective until they expired; therefore, no ineffectiveness was recognized in earnings. At August 27, 2011, we had no outstanding interest rate hedge instruments.
The fair value of our debt was estimated at $3.633 billion as of August 27, 2011, and $3.182 billion as of August 28, 2010, based on the quoted market prices for the same or similar debt issues or on the current rates available to us for debt having the same remaining maturities. Such fair value is greater than the carrying value of debt by $281.0 million and $273.5 million at August 27, 2011 and August 28, 2010, respectively. We had $601.7 million of variable rate debt outstanding at August 27, 2011, and $459.2 million of variable rate debt outstanding at August 28, 2010. In fiscal 2011, at this borrowing level for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable impact on our pre-tax earnings and cash flows of approximately $6 million. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $2.750 billion at August 27, 2011, and $2.449 billion at August 28, 2010. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by approximately $112 million at August 27, 2011.
Fuel Price Risk
From time to time, we utilize fuel swap contracts in order to lower fuel cost volatility in our operating results. Historically, the instruments were executed to economically hedge a portion of our diesel and unleaded fuel exposure. However, we have not designated the fuel swap contracts as hedging instruments; and therefore, the contracts have not qualified for hedge accounting treatment. We did not enter into any fuel swap contracts during fiscal 2011 or fiscal 2010. During fiscal year 2009, we used a derivative financial instrument to economically hedge the commodity cost associated with our unleaded fuel. The notional amount of the contract was 2.5 million gallons and terminated August 31, 2009. The loss on the fuel contract for fiscal 2009 was $2.3 million.
Foreign Currency Risk
Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than our entities’ functional currencies. To minimize our risk, we generally enter into transactions denominated in the respective functional currencies. Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material.
Our primary foreign currency exposure arises from Mexican peso-denominated revenues and profits and their translation into U.S. dollars. We generally view our investments in the Mexican subsidiaries as long-term. As a result, we generally do not hedge these net investments. The net investment in the Mexican subsidiaries translated into U.S. dollars using the year-end exchange rates was $292.2 million at August 27, 2011 and $254.6 million at August, 28, 2010. The potential loss in value of our net investment in the Mexican subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at August 27, 2011 and August 28, 2010, amounted to approximately $27 million and approximately $23 million, respectively. Any changes in our net investment in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the foreign currency translation component of Accumulated other comprehensive loss, unless the Mexican subsidiaries are sold or otherwise disposed.
During fiscal 2011, exchange rates with respect to the Mexican peso increased by approximately 4.3% with respect to the U.S. dollar. Exchange rates with respect to the Mexican peso increased by approximately 1.4% with respect to the U.S. dollar during fiscal 2010.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting includes, among other things, defined policies and procedures for conducting and governing our business, sophisticated information systems for processing transactions and properly trained staff. Mechanisms are in place to monitor the effectiveness of our internal control over financial reporting, including regular testing performed by the Company’s internal audit team, which is comprised of both Company personnel and Deloitte & Touche LLP professionals. Actions are taken to correct deficiencies as they are identified. Our procedures for financial reporting include the active involvement of senior management, our Audit Committee and a staff of highly qualified financial and legal professionals.
Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of August 27, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of August 27, 2011.
Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting as of August 27, 2011 is included in this Annual Report on Form 10-K.

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
Rule 13a-14(a) Certifications of Principal Executive Officer and Principal Financial Officer
The Company has filed, as exhibits to its Annual Report on Form 10-K for the fiscal year ended August 27, 2011, the certifications of its Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of AutoZone, Inc.
We have audited AutoZone, Inc.’s internal control over financial reporting as of August 27, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). AutoZone, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on AutoZone, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, AutoZone, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 27, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AutoZone, Inc. as of August 27, 2011 and August 28, 2010 and the related consolidated statements of income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended August 27, 2011 of AutoZone, Inc. and our report dated October 24, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Memphis, Tennessee
October 24, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of AutoZone, Inc.
We have audited the accompanying consolidated balance sheets of AutoZone, Inc. as of August 27, 2011 and August 28, 2010 and the related consolidated statements of income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended August 27, 2011. These financial statements are the responsibility of AutoZone, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoZone, Inc. as of August 27, 2011 and August 28, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 27, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AutoZone, Inc.’s internal control over financial reporting as of August 27, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 24, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Memphis, Tennessee
October 24, 2011

Consolidated Statements of Income

	Year Ended
	August 27,	August 28,	August 29,
	2011	2010	2009
(in thousands, except per share data)	(52 weeks)	(52 weeks)	(52 weeks)

Net sales	$8,072,973	$7,362,618	$6,816,824
Cost of sales, including warehouse and delivery expenses	3,953,510	3,650,874	3,400,375

Gross profit	4,119,463	3,711,744	3,416,449
Operating, selling, general and administrative expenses	2,624,660	2,392,330	2,240,387

Operating profit	1,494,803	1,319,414	1,176,062
Interest expense, net	170,557	158,909	142,316

Income before income taxes	1,324,246	1,160,505	1,033,746
Income tax expense	475,272	422,194	376,697

Net income	$848,974	$738,311	$657,049

Weighted average shares for basic earnings per share	42,632	48,488	55,282
Effect of dilutive stock equivalents	971	816	710

Adjusted weighted average shares for diluted earnings per share	43,603	49,304	55,992

Basic earnings per share	$19.91	$15.23	$11.89

Diluted earnings per share	$19.47	$14.97	$11.73

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	August 27,	August 28,
(in thousands)	2011	2010

Assets
Current assets:
Cash and cash equivalents	$97,606	$98,280
Accounts receivable	140,690	125,802
Merchandise inventories	2,466,107	2,304,579
Other current assets	88,022	83,160

Total current assets	2,792,425	2,611,821

Property and equipment:
Land	740,276	690,098
Buildings and improvements	2,177,476	2,013,301
Equipment	994,369	923,595
Leasehold improvements	275,299	247,748
Construction in progress	184,452	192,519

	4,371,872	4,067,261
Less: Accumulated depreciation and amortization	1,702,997	1,547,315

	2,668,875	2,519,946

Goodwill	302,645	302,645
Deferred income taxes	10,661	46,223
Other long-term assets	94,996	90,959

	408,302	439,827

	$5,869,602	$5,571,594

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,755,853	$2,433,050
Accrued expenses and other	449,327	432,368
Income taxes payable	25,185	25,385
Deferred income taxes	166,449	146,971
Short-term borrowings	34,082	26,186

Total current liabilities	3,430,896	3,063,960

Long-term debt	3,317,600	2,882,300
Other long-term liabilities	375,338	364,099

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 44,084 shares issued and 40,109 shares outstanding in 2011 and 50,061 shares issued and 45,107 shares outstanding in 2010	441	501
Additional paid-in capital	591,384	557,955
Retained deficit	(643,998)	(245,344)
Accumulated other comprehensive loss	(119,691)	(106,468)
Treasury stock, at cost	(1,082,368)	(945,409)

Total stockholders’ deficit	(1,254,232)	(738,765)

	$5,869,602	$5,571,594

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended
	August 27,	August 28,	August 29,
	2011	2010	2009
(in thousands)	(52 weeks)	(52 weeks)	(52 weeks)

Cash flows from operating activities:
Net income	$848,974	$738,311	$657,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	196,209	192,084	180,433
Amortization of debt origination fees	8,962	6,495	3,644
Income tax benefit from exercise of stock options	(34,945)	(22,251)	(8,407)
Deferred income taxes	44,667	(9,023)	46,318
Share-based compensation expense	26,625	19,120	19,135
Changes in operating assets and liabilities:
Accounts receivable	(14,605)	782	(56,823)
Merchandise inventories	(155,421)	(96,077)	(76,337)
Accounts payable and accrued expenses	342,826	349,122	137,158
Income taxes payable	34,319	12,474	32,264
Other, net	(6,073)	5,215	(10,626)

Net cash provided by operating activities	1,291,538	1,196,252	923,808

Cash flows from investing activities:
Capital expenditures	(321,604)	(315,400)	(272,247)
Purchase of marketable securities	(43,772)	(56,156)	(48,444)
Proceeds from sale of marketable securities	43,081	52,620	46,306
Disposal of capital assets	3,301	11,489	10,663

Net cash used in investing activities	(318,994)	(307,447)	(263,722)

Cash flows from financing activities:
Net proceeds from commercial paper	134,600	155,400	277,600
Net proceeds from short-term borrowings	6,901	26,186	—
Proceeds from issuance of debt	500,000	—	500,000
Repayment of debt	(199,300)	—	(300,700)
Net proceeds from sale of common stock	55,846	52,922	39,855
Purchase of treasury stock	(1,466,802)	(1,123,655)	(1,300,002)
Income tax benefit from exercise of stock options	34,945	22,251	8,407
Payments of capital lease obligations	(22,781)	(16,597)	(17,040)
Other	(17,180)	—	(15,016)

Net cash used in financing activities	(973,771)	(883,493)	(806,896)

Effect of exchange rate changes on cash	553	262	(2,945)

Net (decrease) increase in cash and cash equivalents	(674)	5,574	(149,755)
Cash and cash equivalents at beginning of year	98,280	92,706	242,461

Cash and cash equivalents at end of year	$97,606	$98,280	$92,706

Supplemental cash flow information:
Interest paid, net of interest cost capitalized	$155,531	$150,745	$132,905

Income taxes paid	$405,654	$420,575	$299,021

Assets acquired through capital lease	$32,301	$75,881	$16,880

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ (Deficit) Equity

					Accumulated
	Common		Additional	Retained	Other
	Shares	Common	Paid-in	(Deficit)	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Earnings	Loss	Stock	Total
Balance at August 30, 2008	63,600	$636	$537,005	$206,099	$(4,135)	$(509,918)	$229,687
Net income				657,049			657,049
Pension liability adjustments, net of taxes of ($29,481)					(46,956)		(46,956)
Foreign currency translation adjustment					(43,655)		(43,655)
Unrealized gain adjustment on marketable securities, net of taxes of $306					568		568
Reclassification of net loss on termination of swap into earnings, net of taxes of $1,601					2,744		2,744
Reclassification of net gain on derivatives into earnings					(612)		(612)

Comprehensive income							569,138
Cumulative effect of adopting ASC Topic 715 measurement date, net of taxes of $198				300	11		311
Purchase of 9,313 shares of treasury stock						(1,300,002)	(1,300,002)
Issuance of 3 shares of common stock						395	395
Retirement of treasury shares	(6,223)	(62)	(55,071)	(726,513)		781,646	—
Sale of common stock under stock option and stock purchase plans	504	5	39,850				39,855
Share-based compensation expense			19,135				19,135
Income tax benefit from exercise of stock options			8,407				8,407

Balance at August 29, 2009	57,881	$579	$549,326	$136,935	$(92,035)	$(1,027,879)	$(433,074)
Net income				738,311			738,311
Pension liability adjustments, net of taxes of ($5,504)					(8,133)		(8,133)
Foreign currency translation adjustment					705		705
Unrealized loss adjustment on marketable securities, net of taxes of ($56)					(104)		(104)
Net losses on outstanding derivatives, net of taxes of ($3,700)					(6,278)		(6,278)
Reclassification of net gain on derivatives into earnings					(612)		(612)

Comprehensive income							723,889
Purchase of 6,376 shares of treasury stock						(1,123,655)	(1,123,655)
Retirement of treasury shares	(8,504)	(85)	(85,657)	(1,120,289)		1,206,031	—
Sale of common stock under stock options and stock purchase plan	684	7	52,915				52,922
Share-based compensation expense			19,120				19,120
Income tax benefit from exercise of stock options			22,251				22,251
Other				(301)	(11)	94	(218)

Balance at August 28, 2010	50,061	$501	$557,955	$(245,344)	$(106,468)	$(945,409)	$(738,765)
Net income				848,974			848,974
Pension liability adjustments, net of taxes of ($3,998)					(17,346)		(17,346)
Foreign currency translation adjustment					8,347		8,347
Unrealized loss adjustment on marketable securities, net of taxes of ($91)					(171)		(171)
Net losses on terminated derivatives					(5,453)		(5,453)
Reclassification of net losses on derivatives into earnings					1,400		1,400

Comprehensive income							835,751
Purchase of 5,598 shares of treasury stock						(1,466,802)	(1,466,802)
Retirement of treasury shares	(6,577)	(66)	(82,150)	(1,247,627)		1,329,843	—
Sale of common stock under stock options and stock purchase plan	600	6	55,840				55,846
Share-based compensation expense			24,794				24,794
Income tax benefit from exercise of stock options			34,945				34,945
Other				(1)			(1)

Balance at August 27, 2011	44,084	$441	$591,384	$(643,998)	$(119,691)	$(1,082,368)	$(1,254,232)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note A — Significant Accounting Policies
Business: AutoZone, Inc. and its wholly owned subsidiaries (“AutoZone” or the “Company”) are principally a retailer and distributor of automotive parts and accessories. At the end of fiscal 2011, the Company operated 4,534 domestic stores in the United States (“U.S.”), including Puerto Rico, and 279 stores in Mexico. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. In 2,659 of the domestic stores at the end of fiscal 2011, the Company had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. The Company also sells the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, the Company sells automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and the Company’s commercial customers can make purchases through www.autozonepro.com. The Company does not derive revenue from automotive repair or installation services.
Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks ending on the last Saturday in August. Accordingly, each of fiscal 2011, 2010 and 2009 represented 52 weeks.
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
Cash Equivalents: Cash equivalents consist of investments with original maturities of 90 days or less at the date of purchase. Cash equivalents include proceeds due from credit and debit card transactions with settlement terms of less than 5 days. Credit and debit card receivables included within cash and cash equivalents were $32.5 million at August 27, 2011 and $29.6 million at August 28, 2010.
Accounts Receivable: Accounts receivable consists of receivables from commercial customers and vendors, and are presented net of an allowance for uncollectible accounts. AutoZone routinely grants credit to certain of its commercial customers. The risk of credit loss in its trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms and sales to a large number of customers, as well as the low dollar value per transaction for most of its sales. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable. Historically, credit losses have been within management’s expectations and the allowances for uncollectible accounts were $2.1 million at August 27, 2011, and $1.4 million at August 28, 2010.
Merchandise Inventories: Inventories are stated at the lower of cost or market using the last-in, first-out method for domestic inventories and the first-in, first out (“FIFO”) method for Mexico inventories. Included in inventory are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on our merchandise purchases, was $253.3 million at August 27, 2011, and $247.3 million at August 28, 2010.
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
Impairment of Long-Lived Assets: The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such an event occurs, the Company compares the sum of the undiscounted expected future cash flows of the asset (asset group) with the carrying amounts of the asset. If the undiscounted expected future cash flows are less than the carrying value of the assets, the Company measures the amount of impairment loss as the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no material impairment losses recorded in the three years ended August 27, 2011.
Goodwill: The cost in excess of fair value of identifiable net assets of businesses acquired is recorded as goodwill. Goodwill has not been amortized since fiscal 2001, but an analysis is performed at least annually to compare the fair value of the reporting unit to the carrying amount to determine if any impairment exists. The Company performs its annual impairment assessment in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. No impairment losses were recorded in the three years ended August 27, 2011. Goodwill was $302.6 million as of August 27, 2011, and August 28, 2010.
Derivative Instruments and Hedging Activities: AutoZone is exposed to market risk from, among other things, changes in interest rates, foreign exchange rates and fuel prices. From time to time, the Company uses various derivative instruments to reduce such risks. To date, based upon the Company’s current level of foreign operations, no derivative instruments have been utilized to reduce foreign exchange rate risk. All of the Company’s hedging activities are governed by guidelines that are authorized by AutoZone’s Board of Directors (the “Board”). Further, the Company does not buy or sell derivative instruments for trading purposes.
AutoZone’s financial market risk results primarily from changes in interest rates. At times, AutoZone reduces its exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts, treasury lock agreements and forward-starting interest rate swaps. All of the Company’s interest rate hedge instruments are designated as cash flow hedges. Refer to “Note H — Derivative Financial Instruments” for additional disclosures regarding the Company’s derivative instruments and hedging activities. Cash flows related to these instruments designated as qualifying hedges are reflected in the accompanying Consolidated Statements of Cash Flows in the same categories as the cash flows from the items being hedged. Accordingly, cash flows relating to the settlement of interest rate derivatives hedging the forecasted issuance of debt have been reflected upon settlement as a component of financing cash flows. The resulting gain or loss from such settlement is deferred to Accumulated other comprehensive loss and reclassified to interest expense over the term of the underlying debt. This reclassification of the deferred gains and losses impacts the interest expense recognized on the underlying debt that was hedged and is therefore reflected as a component of operating cash flows in periods subsequent to settlement. The periodic settlement of interest rate derivatives hedging outstanding variable rate debt is recorded as an adjustment to interest expense and is therefore reflected as a component of operating cash flows.
Foreign Currency: The Company accounts for its Mexican operations using the Mexican peso as the functional currency and converts its financial statements from Mexican pesos to U.S. dollars. The cumulative loss on currency translation is recorded as a component of Accumulated other comprehensive loss and approximated $36.4 million at August 27, 2011, and $44.7 million at August 28, 2010.
Self-Insurance Reserves: The Company retains a significant portion of the risks associated with workers’ compensation, employee health, general, products liability, property and vehicle insurance. Through various methods, which include analyses of historical trends and utilization of actuaries, the Company estimates the costs of these risks. The costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. Estimates are based on calculations that consider historical lag and claim development factors. The long-term portions of these liabilities are recorded at the Company’s estimate of their net present value.

Deferred Rent: The Company recognizes rent expense on a straight-line basis over the course of the lease term, which includes any reasonably assured renewal periods, beginning on the date the Company takes physical possession of the property (see “Note M — Leases”). Differences between this calculated expense and cash payments are recorded as a liability within the Accrued expenses and other and Other long-term liabilities captions in the accompanying Consolidated Balance Sheets, based on the terms of the lease. Deferred rent approximated $77.6 million as of August 27, 2011, and $67.6 million as of August 28, 2010.
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
The Company classifies interest related to income tax liabilities, and if applicable, penalties, as a component of Income tax expense. The income tax liabilities and accrued interest and penalties that are expected to be payable within one year of the balance sheet date are presented within the Accrued expenses and other caption in the accompanying Consolidated Balance Sheets. The remaining portion of the income tax liabilities and accrued interest and penalties are presented within the Other long-term liabilities caption in the accompanying Consolidated Balance Sheets because payment of cash is not anticipated within one year of the balance sheet date.
Sales and Use Taxes: Governmental authorities assess sales and use taxes on the sale of goods and services. The Company excludes taxes collected from customers in its reported sales results; such amounts are included within the Accrued expenses and other caption until remitted to the taxing authorities.
Dividends: The Company currently does not pay a dividend on its common stock. The ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, any future payment of dividends would be dependent upon the Company’s financial condition, capital requirements, earnings and cash flow.
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
Rebates and other miscellaneous incentives are earned based on purchases or product sales and are accrued ratably over the purchase or sale of the related product. These monies are generally recorded as a reduction of merchandise inventories and are recognized as a reduction to cost of sales as the related inventories are sold.
For arrangements that provide for reimbursement of specific, incremental, identifiable costs incurred by the Company in selling the vendors’ products, the vendor funds are recorded as a reduction to Operating, selling, general and administrative expenses in the period in which the specific costs were incurred.
The Company expenses advertising costs as incurred. Advertising expense, net of vendor promotional funds, was $71.5 million in fiscal 2011, $65.5 million in fiscal 2010, and $72.1 million in fiscal 2009. Vendor promotional funds, which reduced advertising expense, amounted to $23.2 million in fiscal 2011, $19.6 million in fiscal 2010, and $9.7 in fiscal 2009.
Cost of Sales and Operating, Selling, General and Administrative Expenses: The following illustrates the primary costs classified in each major expense category:
Cost of Sales
•	Total cost of merchandise sold, including:
o	Freight expenses associated with moving merchandise inventories from the Company’s vendors to the distribution centers and to the retail stores

o	Vendor allowances that are not reimbursements for specific, incremental and identifiable costs
•	Costs associated with operating the Company’s supply chain, including payroll and benefit costs, warehouse occupancy costs, transportation costs and depreciation

•	Inventory shrinkage
Operating, Selling, General and Administrative Expenses
•	Payroll and benefit costs for store and store support employees;

•	Occupancy costs of store and store support facilities;

•	Depreciation and amortization related to retail and store support assets;

•	Transportation costs associated with commercial and hub deliveries;

•	Advertising;

•	Self insurance costs; and

•	Other administrative costs, such as credit card transaction fees, supplies, and travel and lodging
Warranty Costs: The Company or the vendors supplying its products provides the Company’s customers limited warranties on certain products that range from 30 days to lifetime. In most cases, the Company’s vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate. These obligations, which are often funded by vendor allowances, are recorded within the Accrued expenses and other caption in the Consolidated Balance Sheets. For vendor allowances that are in excess of the related estimated warranty expense for the vendor’s products, the excess is recorded in inventory and recognized as a reduction to cost of sales as the related inventory is sold.
Shipping and Handling Costs: The Company does not generally charge customers separately for shipping and handling. Substantially all the costs the Company incurs to ship products to our stores are included in cost of sales.
Pre-opening Expenses: Pre-opening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Earnings per Share: Basic earnings per share is based on the weighted average outstanding common shares. Diluted earnings per share is based on the weighted average outstanding common shares adjusted for the effect of common stock equivalents, which are primarily stock options. There were no stock options excluded from the diluted earnings per share computation that would have been anti-dilutive as of August 27, 2011 and August 28, 2010. At August 29, 2009, approximately 30,000 shares were excluded from the diluted earnings per share computation.
Share-Based Payments: Share-based payments include stock option grants and certain other transactions under the Company’s stock plans. The Company recognizes compensation expense for its share-based payments based on the fair value of the awards. See “Note B — Share-Based Payments” for further discussion.
Risk and Uncertainties: In fiscal 2011, one class of similar products accounted for 10 percent of the Company’s total revenues, and one vendor supplied more than 10 percent of the Company’s total purchases. No other class of similar products accounted for 10 percent or more of total revenues, and no other individual vendor provided more than 10 percent of total purchases.
Recent Accounting Pronouncements: In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, Intangibles — Goodwill and Other, which amends Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment analysis if it is more likely than not that a goodwill impairment exists based on a qualitative assessment of adverse factors. The Company does not expect the provisions of ASU 2010-28 to have a material impact to the consolidated financial statements. This update will be effective for the Company’s fiscal year ending August 25, 2012.
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC Topic 820, Fair Value Measurement. The purpose of ASU 2011-04 is to clarify the intent about the application of existing fair value measurement and disclosure requirements and to change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The Company does not expect the provisions of ASU 2011-04 to have a material impact to its consolidated financial statements. This update will be effective for the Company’s third quarter ending May 5, 2012.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends ASC Topic 220, Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The update will require entities to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and entities will no longer be allowed to present items of other comprehensive income in the statement of stockholders’ equity. Reclassification adjustments between other comprehensive income and net income will be presented separately on the face of the financial statements. The Company does not expect the provisions of ASU 2011-05 to have a material impact to its consolidated financial statements. This update will be effective for the Company’s fiscal year ending August 31, 2013.
In August 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other, which amends ASC Topic 350, Intangibles — Goodwill and Other. The purpose of ASU 2011-08 is to simplify how an entity tests goodwill for impairment. Entities will assess qualitative factors to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. In instances where the fair value is determined to be less than the carrying value, entities will perform the two-step quantitative goodwill impairment test. The Company does not expect the provisions of ASU 2011-08 to have a material impact to its consolidated financial statements. This update will be effective for the Company’s fiscal year ending August 31, 2013.

Note B — Share-Based Payments
Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $26.6 million for fiscal 2011, $19.1 million for fiscal 2010, and $19.1 million for fiscal 2009. As of August 27, 2011, share-based compensation expense for unvested awards not yet recognized in earnings is $18.7 million and will be recognized over a weighted average period of 2.5 years. Tax deductions in excess of recognized compensation cost are classified as a financing cash inflow.
On December 15, 2010, the Company’s stockholders approved the 2011 Equity Incentive Award Plan (the “2011 Plan”), allowing the Company to provide equity-based compensation to non-employee directors and employees for their service to AutoZone or its subsidiaries or affiliates. Under the 2011 Plan, participants may receive equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, deferred stock, stock payments, performance share awards and other incentive awards structured by the Board and the Compensation Committee of the Board. Prior to the Company’s adoption of the 2011 Plan, equity-based compensation was provided to employees under the 2006 Stock Option Plan and to non-employee directors under the 2003 Director Compensation Plan (the “2003 Comp Plan”) and the 2003 Director Stock Option Plan (the “2003 Option Plan”).
The Company grants options to purchase common stock to certain of its employees under its plans at prices equal to the market value of the stock on the date of grant. Options have a term of 10 years or 10 years and one day from grant date. Employee options generally vest in equal annual installments on the first, second, third and fourth anniversaries of the grant date and generally have 30 or 90 days after the service relationship ends, or one year after death, to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date.
In addition to the 2011 Plan, on December 15, 2010, the Company adopted the 2011 Director Compensation Program (the “2011 Program”), which states that non-employee directors will receive their compensation in awards of restricted stock units under the 2011 Plan. Under the 2011 Program, restricted stock units are granted the first day of each calendar quarter. The number of restricted stock units granted each quarter is determined by dividing one-fourth of the amount of the annual retainer by the fair market value of the shares of common stock as of the grant date. The restricted stock units are fully vested on the date they are issued and are paid in shares of the Company’s common stock subsequent to the non-employee director ceasing to be a member of the Board.
The 2011 Program replaces the 2003 Comp Plan and the 2003 Option Plan. Under the 2003 Comp Plan, non-employee directors could receive no more than one-half of their director fees immediately in cash, and the remainder of the fees was required to be taken in common stock or stock appreciation rights. The director had the option to elect to receive up to 100% of the fees in stock or defer all or part of the fees in units with value equivalent to the value of shares of common stock as of the grant date. At August 27, 2011, the Company has $5.9 million accrued related to 19,709 outstanding units issued under the 2003 Comp Plan and prior plans. At August 28, 2010, the Company has $4.1 million accrued related to 19,228 outstanding units issued under the 2003 Comp Plan and prior plans. No additional shares of stock or units will be issued in future years under the 2003 Comp Plan.
Under the 2003 Option Plan, each non-employee director received an option grant on January 1 of each year, and each new non-employee director received an option to purchase 3,000 shares upon election to the Board, plus a portion of the annual directors’ option grant prorated for the portion of the year actually served. These stock option grants were made at the fair market value as of the grant date and generally vested three years from the grant date. There are 125,614 outstanding options under the 2003 Option Plan as of August 27, 2011, and 137,016 outstanding options as of August 28, 2010. No additional options will be issued in future years under the 2003 Option Plan.

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

	Year Ended
	August 27,	August 28,	August 29,
	2011	2010	2009

Expected price volatility	31%	31%	28%
Risk-free interest rates	1.0%	1.8%	2.4%
Weighted average expected lives in years	4.3	4.3	4.1
Forfeiture rate	10%	10%	10%
Dividend yield	0%	0%	0%
The following methodologies were applied in developing the assumptions used in determining the fair value of options granted:
Expected price volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of its stock to calculate the volatility assumption as it is management’s belief that this is the best indicator of future volatility. The Company calculates daily market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. An increase in the expected volatility will increase compensation expense.
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
The weighted average grant date fair value of options granted was $58.57 during fiscal 2011, $40.75 during fiscal 2010, and $34.06 during fiscal 2009. The intrinsic value of options exercised was $100.0 million in fiscal 2011, $64.8 million in fiscal 2010, and $29.3 million in fiscal 2009. The total fair value of options vested was $20.7 million in fiscal 2011, $20.7 million in fiscal 2010 and $16.2 million in fiscal 2009.

The Company generally issues new shares when options are exercised. The following table summarizes information about stock option activity for the year ended August 27, 2011:

			Weighted-
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Shares	Price	(in years)	(in thousands)

Outstanding — August 28, 2010	2,874,206	$110.93
Granted	424,780	226.00
Exercised	(607,975)	96.35
Canceled	(60,817)	135.07

Outstanding — August 27, 2011	2,630,194	132.32	6.35	$444,437

Exercisable	1,446,765	104.23	5.01	285,111

Expected to vest	1,065,086	166.67	7.99	143,394

Available for future grants	2,817,250

The Company recognized $1.4 million in expense related to the discount on the selling of shares to employees and executives under various share purchase plans in fiscal 2011, $1.0 million in fiscal 2010 and $0.9 million in fiscal 2009. The Sixth Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan (the “Employee Plan”), which is qualified under Section 423 of the Internal Revenue Code, permits all eligible employees to purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the Employee Plan, 21,608 shares were sold to employees in fiscal 2011, 26,620 shares were sold to employees in fiscal 2010, and 29,147 shares were sold to employees in fiscal 2009. The Company repurchased 30,864 shares at fair value in fiscal 2011, 30,617 shares at fair value in fiscal 2010, and 37,190 shares at fair value in fiscal 2009 from employees electing to sell their stock. Issuances of shares under the Employee Plan are netted against repurchases and such repurchases are not included in share repurchases disclosed in “Note K — Stock Repurchase Program.” At August 27, 2011, 272,375 shares of common stock were reserved for future issuance under the Employee Plan.
Once executives have reached the maximum purchases under the Employee Plan, the Fourth Amended and Restated Executive Stock Purchase Plan (the “Executive Plan”) permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases under the Executive Plan were 1,719 shares in fiscal 2011, 1,483 shares in fiscal 2010, and 1,705 shares in fiscal 2009. At August 27, 2011, 256,337 shares of common stock were reserved for future issuance under the Executive Plan.
Note C — Accrued Expenses and Other
Accrued expenses and other consisted of the following:

	August 27,	August 28,
(in thousands)	2011	2010

Medical and casualty insurance claims (current portion)	$55,896	$60,955
Accrued compensation, related payroll taxes and benefits	151,419	134,830
Property, sales, and other taxes	89,675	102,364
Accrued interest	33,811	31,091
Accrued gift cards	27,406	22,013
Accrued sales and warranty returns	16,269	14,679
Capital lease obligations	25,296	21,947
Other	49,555	44,489

	$449,327	$432,368

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
Note D — Income Taxes
The provision for income tax expense consisted of the following:

	Year Ended
	August 27,	August 28,	August 29,
(in thousands)	2011	2010	2009

Current:
Federal	$391,132	$397,062	$303,929
State	39,473	34,155	26,450

	430,605	431,217	330,379

Deferred:
Federal	49,698	(3,831)	46,809
State	(5,031)	(5,192)	(491)

	44,667	(9,023)	46,318

Income tax expense	$475,272	$422,194	$376,697

A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate of 35% to income before income taxes is as follows:

	Year Ended
	August 27,	August 28,	August 29,
(in thousands)	2011	2010	2009

Federal tax at statutory U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net	1.7%	1.6%	1.6%
Other	(0.8%)	(0.2%)	(0.2%)

Effective tax rate	35.9%	36.4%	36.4%

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	August 27,	August 28,
(in thousands)	2011	2010

Deferred tax assets:
Net operating loss and credit carryforwards	$31,772	$25,781
Insurance reserves	17,542	20,400
Accrued benefits	61,436	50,991
Pension	30,967	34,965
Other	39,878	34,764

Total deferred tax assets	181,595	166,901
Less: Valuation allowances	(7,973)	(7,085)

	173,622	159,816
Deferred tax liabilities:
Property and equipment	(64,873)	(35,714)
Inventory	(220,234)	(205,000)
Other	(44,303)	(19,850)

	(329,410)	(260,564)

Net deferred tax liability	$(155,788)	$(100,748)

Deferred taxes are not provided for temporary differences of approximately $140.2 million at August 27, 2011, and $91.1 million of August 28, 2010, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.
At August 27, 2011, and August 28, 2010, the Company had deferred tax assets of $8.0 million and $8.2 million from federal tax operating losses (“NOLs”) of $22.8 million and $23.4 million, and deferred tax assets of $1.1 million and $1.6 million from state tax NOLs of $22.5 million and $35.5 million, respectively. At August 27, 2011, the Company had deferred tax assets of $1.5 million from Non-U.S. NOLs of $5.1 million. At August 28, 2010, the Company had no deferred tax assets from Non-U.S. NOLs. The federal and state NOLs expire between fiscal 2012 and fiscal 2026. At August 27, 2011, and August 28, 2010, the Company had a valuation allowance of $8.0 million and $6.8 million, respectively, for certain federal, state and Non-U.S. NOLs resulting primarily from annual statutory usage limitations. At August 27, 2011, and August 28, 2010, the Company had deferred tax assets of $21.2 million and $16.0 million, respectively, for federal, state, and Non-U.S. income tax credit carryforwards. Certain tax credit carryforwards have no expiration date and others will expire in fiscal 2012 through fiscal 2031. At August 27, 2011, the Company had no valuation allowance for credits subject to such expiration. At August 28, 2010, the Company had a valuation allowance of $0.3 million for credits subject to such expiration periods.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	August 27,	August 28,
(in thousands)	2011	2010

Beginning balance	$38,554	$44,192
Additions based on tax positions related to the current year	6,205	16,802
Additions for tax positions of prior years	11,787	2,125
Reductions for tax positions of prior years	(20,998)	(6,390)
Reductions due to settlements	(3,829)	(16,354)
Reductions due to statue of limitations	(1,813)	(1,821)

Ending balance	$29,906	$38,554

Included in the August 27, 2011 balance is $19.3 million of unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate.
The Company accrues interest on unrecognized tax benefits as a component of Income tax expense. In addition, penalties, if incurred, would be recognized as a component of Income tax expense. The Company had $5.2 million and $7.9 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at August 27, 2011 and August 28, 2010, respectively.
The major jurisdictions where the Company files income tax returns are the U.S. and Mexico. With few exceptions, tax returns filed for tax years 2007 through 2010 remain open and subject to examination by the relevant tax authorities. The Company is typically engaged in various tax examinations at any given time, both by U.S. federal and state taxing jurisdictions and Mexican tax authorities. As of August 27, 2011, the Company estimates that the amount of unrecognized tax benefits could be reduced by approximately $6.3 million over the next twelve months as a result of tax audit closings, settlements, and the expiration of statutes to examine such returns in various jurisdictions. While the Company believes that it has adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.
Note E — Fair Value Measurements
The Company has adopted ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure requirements about fair value measurements. This standard defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a framework for measuring fair value by creating a hierarchy of valuation inputs used to measure fair value, and although it does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements.

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
Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis
The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	August 27, 2011
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$11,872	$—	$—	$11,872
Other long-term assets	55,390	5,869	—	61,259

	$67,262	$5,869	$—	$73,131

	August 28, 2010
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$11,307	$4,996	$—	$16,303
Other long-term assets	47,725	8,673	—	56,398
Accrued expenses and other	—	(9,979)	—	(9,979)

	$59,032	$3,690	$—	$62,722

At August 27, 2011, the fair value measurement amounts for assets and liabilities recorded in the accompanying Consolidated Balance Sheet consisted of short-term marketable securities of $11.9 million, which are included within Other current assets and long-term marketable securities of $61.3 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. A discussion on how the Company’s cash flow hedges are valued is included in “Note H — Derivative Financial Instruments”, while the fair value of the Company’s pension plan assets are disclosed in “Note L — Pension and Savings Plans”.
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
Non-financial assets could be required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. The assets could include assets acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. During fiscal 2011 and fiscal 2010, the Company did not have any significant non-financial assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition.
Financial Instruments not Recognized at Fair Value
The Company has financial instruments, including cash and cash equivalents, accounts receivable, other current assets and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short maturities. The fair value of the Company’s debt is disclosed in “Note I — Financing”.

Note F — Marketable Securities
The Company’s basis for determining the cost of a security sold is the “Specific Identification Model”. Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	August 27, 2011
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
(in thousands)	Basis	Gains	Losses	Fair Value

Corporate securities	$26,261	$229	$(45)	$26,445
Government bonds	29,464	343	—	29,807
Mortgage-backed securities	4,291	55	—	4,346
Asset-backed securities and other	12,377	156	—	12,533

	$72,393	$783	$(45)	$73,131

	August 28, 2010
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
(in thousands)	Basis	Gains	Losses	Fair Value

Corporate securities	$28,707	$490	$(1)	$29,196
Government bonds	24,560	283	—	24,843
Mortgage-backed securities	8,603	192	—	8,795
Asset-backed securities and other	9,831	47	(11)	9,867

	$71,701	$1,012	$(12)	$72,701

The debt securities held at August 27, 2011, had effective maturities ranging from less than one year to approximately 3 years. The Company did not realize any material gains or losses on its marketable securities during fiscal 2011.
The Company holds ten securities that are in an unrealized loss position of approximately $45 thousand at August 27, 2011. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and our intent and ability to hold the investments until maturity or until recovery of fair value.
Note G — Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities.

Changes in Accumulated other comprehensive loss consisted of the following:

			Unrealized
	Pension	Foreign	Loss (Gain) on	Net	Accumulated
	Liability	Currency	Marketable	Derivative	Other
	Adjustments,	Translation	Securities,	Activity,	Comprehensive
(in thousands)	net of taxes	Adjustments	net of taxes	net of taxes	Loss
Balance at August 29, 2009	$51,215	$45,453	$(754)	$(3,879)	$92,035
Fiscal 2010 activity	8,144	(705)	104	6,890	14,433

Balance at August 28, 2010	59,359	44,748	(650)	3,011	106,468
Fiscal 2011 activity	17,346	(8,347)	171	4,053	13,223

Balance at August 27, 2011	$76,705	$36,401	$(479)	$7,064	$119,691

During the first quarter of fiscal 2011, the Company was party to three forward starting swaps, of which two were entered into during the fourth quarter of fiscal 2010 and one was entered into during the first quarter of fiscal 2011. The net derivative activity in fiscal 2011 reflects net losses on the three forward starting swaps expiring in November 2010, resulting in a loss of $5.4 million, offset by net losses from prior derivatives being amortized into interest expense of $1.4 million. The net derivative activity in fiscal 2010 reflects net losses on the two forward starting swaps entered into during fiscal 2010 of $6.3 million, as well as net gains from prior derivatives being amortized into interest expense of $612 thousand.
Note H — Derivative Financial Instruments
Cash Flow Hedges
The Company periodically uses derivatives to hedge exposures to interest rates. The Company does not hold or issue financial instruments for trading purposes. For transactions that meet the hedge accounting criteria, the Company formally designates and documents the instrument as a hedge at inception and quarterly thereafter assesses the hedges to ensure they are effective in offsetting changes in the cash flows of the underlying exposures. Derivatives are recorded in the Company’s Consolidated Balance Sheet at fair value, determined using available market information or other appropriate valuation methodologies. In accordance with ASC Topic 815, Derivatives and Hedging, the effective portion of a financial instrument’s change in fair value is recorded in Accumulated other comprehensive loss for derivatives that qualify as cash flow hedges and any ineffective portion of an instrument’s change in fair value is recognized in earnings.
During the first quarter of fiscal 2011, the Company was party to three forward starting swaps, of which two were entered into during the fourth quarter of fiscal 2010 and one was entered into during the first quarter of fiscal 2011. These agreements were designated as cash flow hedges and were used to hedge the exposure to variability in future cash flows resulting from changes in variable interest rates related to the $500 million Senior Note debt issuance during the first quarter of fiscal 2011. The swaps had notional amounts of $150 million, $150 million and $100 million with associated fixed rates of 3.15%, 3.13% and 2.57%, respectively. The swaps were benchmarked based on the 3-month London InterBank Offered Rate (“LIBOR”). These swaps expired in November 2010 and resulted in a loss of $11.7 million, which has been deferred in Accumulated other comprehensive loss and will be reclassified to interest expense over the life of the underlying debt. The hedges remained highly effective until they expired; therefore, no ineffectiveness was recognized in earnings.
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

Derivatives not designated as Hedging Instruments
The Company is dependent upon diesel fuel to operate its vehicles used in the Company’s distribution network to deliver parts to its stores and unleaded fuel for delivery of parts from its stores to its commercial customers or other stores. Fuel is not a material component of the Company’s operating costs; however, the Company attempts to reduce fuel cost volatility in its operating results. Because unleaded and diesel fuel include transportation costs and taxes, there are limited opportunities to hedge this exposure directly.
The Company had no fuel hedges during fiscal 2011 and 2010. During fiscal year 2009, the Company used a derivative financial instrument to economically hedge the commodity cost associated with its unleaded fuel. The notional amount of the contract was 2.5 million gallons and terminated August 31, 2009. The loss on the fuel contract for fiscal 2009 was $2.3 million.
Note I — Financing
The Company’s long-term debt consisted of the following:

	August 27,	August 28,
(in thousands)	2011	2010

4.750% Senior Notes due November 2010, effective interest rate of 4.17%	$—	$199,300
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	300,000	300,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.500% Senior Notes due January 2014, effective interest rate of 6.63%	500,000	500,000
5.750% Senior Notes due January 2015, effective interest rate of 5.89%	500,000	500,000
5.500% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.950% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	—
Commercial paper, weighted average interest rate of 0.4% at August 27, 2011, and 0.4% at August 28, 2010	567,600	433,000

	$3,317,600	$2,882,300

As of August 27, 2011, the commercial paper borrowings mature in the next twelve months but are classified as long-term in the Company’s Consolidated Balance Sheets, as the Company has the ability and intent to refinance them on a long-term basis. Specifically, excluding the effect of commercial paper borrowings, the Company had $996.6 million of availability under its new $1.0 billion revolving credit facility, expiring in September 2016 that would allow it to replace these short-term obligations with long-term financing.
In addition to the long-term debt discussed above, the Company had $34.1 million of short-term borrowings that are scheduled to mature in the next twelve months as of August 27, 2011. The short-term borrowings are unsecured, peso denominated borrowings and accrue interest at 4.85% as of August 27, 2011.
In September 2011, the Company amended and restated its $800 million revolving credit facility, which was scheduled to expire in July 2012. The capacity under the revolving credit facility was increased to $1.0 billion. This credit facility is available to primarily support commercial paper borrowings, letters of credit and other short-term, unsecured bank loans. The capacity of the credit facility may be increased to $1.250 billion prior to the maturity date at the Company’s election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit, and may include up to $175 million in capital leases each fiscal year. Under the revolving credit facility, the Company may borrow funds consisting of Eurodollar loans or base rate loans. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the revolving credit facility, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. The Company also has the option to borrow funds under the terms of a swingline loan subfacility. The revolving credit facility expires in September 2016.
The revolving credit facility agreement requires that the Company’s consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.50:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. The Company’s consolidated interest coverage ratio as of August 27, 2011 was 4.44:1.

In June 2010, the Company entered into a letter of credit facility that allows the Company to request the participating bank to issue letters of credit on the Company’s behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the revolving credit facility. As of August 27, 2011, the Company has $92.9 million in letters of credit outstanding under the letter of credit facility, which expires in June 2013.
On November 15, 2010, the Company issued $500 million in 4.000% Senior Notes due 2020 under the Company’s shelf registration statement filed with the Securities and Exchange Commission on July 29, 2008 (the “Shelf Registration”). The Shelf Registration allows the Company to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. The Company used the proceeds from the issuance of debt to repay the principal due relating to the $199.3 million in 4.750% Senior Notes that matured on November 15, 2010, to repay a portion of the commercial paper borrowings and for general corporate purposes.
The 5.750% Senior Notes issued in July 2009 and the 6.500% and 7.125% Senior Notes issued during August 2008, (collectively, the “Notes”), are subject to an interest rate adjustment if the debt ratings assigned to the Notes are downgraded. The Notes, along with the 4.000% Senior Notes issued in during November 2010, also contain a provision that repayment of the notes may be accelerated if the Company experiences a change in control (as defined in the agreements). The Company’s borrowings under its other senior notes contain minimal covenants, primarily restrictions on liens. Under the revolving credit facility, covenants include limitations on total indebtedness, restrictions on liens, a maximum debt to earnings ratio, and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. These covenants are in addition to the consolidated interest coverage ratio discussed above. All of the repayment obligations under the borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs.
As of August 27, 2011, the Company was in compliance with all covenants related to its borrowing arrangements. All of the Company’s debt is unsecured. Scheduled maturities of long-term debt are as follows:

Scheduled
(in thousands)	Maturities

2012	$567,600
2013	500,000
2014	500,000
2015	500,000
2016	500,000
Thereafter	750,000

$3,317,600

The fair value of the Company’s debt was estimated at $3.633 billion as of August 27, 2011, and $3.182 billion as of August 28, 2010, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same remaining maturities. Such fair value is greater than the carrying value of debt by $281.0 million and $273.5 million at August 27, 2011 and August 28, 2010, respectively.

Note J — Interest Expense
Net interest expense consisted of the following:

	Year Ended
	August 27,	August 28,	August 29,
(in thousands)	2011	2010	2009

Interest expense	$173,674	$162,628	$147,504
Interest income	(2,058)	(2,626)	(3,887)
Capitalized interest	(1,059)	(1,093)	(1,301)

	$170,557	$158,909	$142,316

Note K — Stock Repurchase Program
During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Board. The program was last amended on June 14, 2011 to increase the repurchase authorization to $10.4 billion from $9.9 billion. From January 1998 to August 27, 2011, the Company has repurchased a total of 127.3 million shares at an aggregate cost of $10.2 billion.
The Company’s share repurchase activity consisted of the following:

	Year Ended
	August 27,	August 28,	August 29,
(in thousands)	2011	2010	2009

Amount	$1,466,802	$1,123,655	$1,300,002
Shares	5,598	6,376	9,313
Subsequent to the end of fiscal 2011, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $10.4 billion to $11.15 billion. From August 28, 2011 to October 24, 2011, the Company repurchased approximately 527 thousand shares for $169.7 million.
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

The Company’s investment strategy for pension plan assets is to utilize a diversified mix of domestic and international equity and fixed income portfolios to earn a long-term investment return that meets the Company’s pension plan obligations. The pension plan assets are invested primarily in listed securities, and the pension plans hold only a minimal investment in AutoZone common stock that is entirely at the discretion of third-party pension fund investment managers. The Company’s largest holding classes, U.S. equities and fixed income bonds, are invested with a fund manager that holds diversified portfolios. Accordingly, the Company does not have any significant concentrations of risk in particular securities, issuers, sectors, industries or geographic regions. Alternative investment strategies, including private real estate, are in the process of being liquidated and constitute less than 5% of the pension plan assets. The Company’s investment managers are prohibited from using derivatives for speculative purposes and are not permitted to use derivatives to leverage a portfolio.
The following is a description of the valuation methodologies used for the Company’s investments measured at fair value:
U.S., international, emerging, and high yield equities — These investments are commingled funds and are valued using the net asset values, which are determined by valuing investments at the closing price or last trade reported on the major market on which the individual securities are traded. These investments are subject to annual audits.
Alternative investments — This category represents a hedge fund of funds made up of 16 different hedge fund managers diversified over 9 different hedge strategies. The fair value of the hedge fund of funds is determined using valuations provided by the third party administrator for each of the underlying funds.
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
The fair values of investments by level and asset category and the weighted-average asset allocations of the Company’s pension plans at the measurement date are presented in the following table:

August 27, 2011
	Fair	Asset Allocation		Fair Value Hierarchy
(in thousands)	Value	Actual	Target	Level 1	Level 2	Level 3

U.S. equities	$40,092	25.5%	30.0%	$—	$40,092	$—
International equities	28,378	18.1	20.0	—	28,378	—
Emerging equities	12,086	7.7	10.0	—	12,086	—
High yield equities	12,547	8.0	10.0	—	12,547	—
Alternative investments	2,807	1.8	—	—	—	2,807
Real estate	2,474	1.6	—	—	—	2,474
Fixed income securities	27,321	17.4	30.0	—	27,321	—
Cash and cash equivalents	31,178	19.9	—	—	31,178	—

	$156,883	100.0%	100.0%	$—	$151,602	$5,281

August 28, 2010
	Fair	Asset Allocation		Fair Value Hierarchy
(in thousands)	Value	Actual	Target	Level 1	Level 2	Level 3

U.S. equities	$33,445	28.5%	35.0%	$—	$33,445	$—
International equities	24,049	20.5	25.0	—	24,049	—
Emerging equities	10,431	8.9	10.0	—	10,431	—
High yield equities	10,604	9.0	10.0	—	10,604	—
Alternative investments	4,348	3.7	—	—	—	4,348
Real estate	7,348	6.3	—	—	—	7,348
Fixed income securities	22,131	18.9	20.0	—	22,131	—
Cash and cash equivalents	4,887	4.2	—	—	4,887	—

	$117,243	100.0%	100.0%	$—	$105,547	$11,696

In August 2011, the Company’s Investment Committee approved a revised asset allocation target for the investments held by the pension plan. Based on the revised asset allocation target, the expected long-term rate of return on plan assets will change from 8.0% to 7.5% for the year ending August 25, 2012. The August 27, 2011 actual asset allocation in the chart above includes a $28.3 million cash contribution made prior to the balance sheet date. Subsequent to August 27, 2011, this cash contribution was allocated to the pension plan investments to achieve the revised asset allocation target.
The change in fair value of Level 3 assets that use significant unobservable inputs is presented in the following table:

Level 3
(in thousands)	Assets

Beginning balance — August 28, 2010	$11,696
Actual return on plan assets:
Assets held at August 27, 2011	713
Assets sold during the year	1,361
Sales and settlements	(8,489)

Ending balance — August 27, 2011	$5,281

The following table sets forth the plans’ funded status and amounts recognized in the Company’s Consolidated Balance Sheets:

	August 27,	August 28,
(in thousands)	2011	2010

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$211,536	$185,590
Interest cost	11,135	11,315
Actuarial losses	23,746	18,986
Benefits paid	(4,772)	(4,355)

Benefit obligations at end of year	$241,645	$211,536

Change in Plan Assets:
Fair value of plan assets at beginning of year	$117,243	$115,313
Actual return on plan assets	10,336	6,273
Employer contributions	34,076	12
Benefits paid	(4,772)	(4,355)

Fair value of plan assets at end of year	$156,883	$117,243

	August 27,	August 28,
(in thousands)	2011	2010

Amount Recognized in the Statement of Financial Position:
Current liabilities	$(27)	$(12)
Long-term liabilities	(84,736)	(94,281)

Net amount recognized	$(84,763)	$(94,293)

Amount Recognized in Accumulated Other Comprehensive Loss and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss	$(106,972)	$(94,293)

Accumulated other comprehensive loss	$(106,972)	$(94,293)

Amount Recognized in Accumulated Other Comprehensive Loss and not yet reflected in Net Periodic Benefit Cost and expected to be amortized in next year’s Net Periodic Benefit Cost:
Net actuarial loss	$(9,795)	$(10,252)

Amount recognized	$(9,795)	$(10,252)

Net periodic benefit expense (income) consisted of the following:

	Year Ended
	August 27,	August 28,	August 29,
(in thousands)	2011	2010	2009

Interest cost	$11,135	$11,315	$10,647
Expected return on plan assets	(9,326)	(9,045)	(12,683)
Amortization of prior service cost	—	—	60
Recognized net actuarial losses	9,405	8,135	73

Net periodic benefit expense (income)	$11,214	$10,405	$(1,903)

The actuarial assumptions used in determining the projected benefit obligation include the following:

	Year Ended
	August 27,	August 28,	August 29,
	2011	2010	2009

Weighted average discount rate	5.13%	5.25%	6.24%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
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
The Company makes annual contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The Company contributed $34.1 million to the plans in fiscal 2011, $12 thousand to the plans in fiscal 2010 and $18 thousand to the plans in fiscal 2009. The Company expects to contribute approximately $7 million to the plan in fiscal 2012; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

Based on current assumptions about future events, benefit payments are expected to be paid as follows for each of the following fiscal years. Actual benefit payments may vary significantly from the following estimates:

Benefit
(in thousands)	Payments

2012	$6,575
2013	7,236
2014	7,989
2015	8,705
2016	9,332
2017 — 2021	56,199
The Company has a 401(k) plan that covers all domestic employees who meet the plan’s participation requirements. The plan features include Company matching contributions, immediate 100% vesting of Company contributions and a savings option up to 25% of qualified earnings. The Company makes matching contributions, per pay period, up to a specified percentage of employees’ contributions as approved by the Board. The Company made matching contributions to employee accounts in connection with the 401(k) plan of $13.3 million in fiscal 2011, $11.7 million in fiscal 2010 and $11.0 million in fiscal 2009.
Note M — Leases
The Company leases some of its retail stores, distribution centers, facilities, land and equipment, including vehicles. Other than vehicle leases, most of the leases are operating leases, which include renewal options made at the Company’s election, options to purchase and provisions for percentage rent based on sales. Rental expense was $213.8 million in fiscal 2011, $195.6 million in fiscal 2010, and $181.3 million in fiscal 2009. Percentage rentals were insignificant.
The Company has a fleet of vehicles used for delivery to its commercial customers and stores and travel for members of field management. The majority of these vehicles are held under capital lease. At August 27, 2011, the Company had capital lease assets of $86.6 million, net of accumulated amortization of $30.2 million, and capital lease obligations of $86.7 million, of which $25.3 million is classified as Accrued expenses and other as it represents the current portion of these obligations. At August 28, 2010, the Company had capital lease assets of $85.8 million, net of accumulated amortization of $20.4 million, and capital lease obligations of $88.3 million, of which $21.9 million was classified as Accrued expenses and other.
The Company records rent for all operating leases on a straight-line basis over the lease term, including any reasonably assured renewal periods and the period of time prior to the lease term that the Company is in possession of the leased space for the purpose of installing leasehold improvements. Differences between recorded rent expense and cash payments are recorded as a liability in Accrued expenses and other and Other long-term liabilities in the accompanying Consolidated Balance Sheets, based on the terms of the lease. The deferred rent approximated $77.6 million on August 27, 2011, and $67.6 million on August 28, 2010.

Future minimum annual rental commitments under non-cancelable operating leases and capital leases were as follows at the end of fiscal 2011:

	Operating	Capital
(in thousands)	Leases	Leases

2012	$209,778	$25,296
2013	200,715	25,444
2014	182,071	21,599
2015	164,283	14,187
2016	145,700	3,123
Thereafter	948,906	—

Total minimum payments required	$1,851,453	89,649

Less: Interest		(2,993)

Present value of minimum capital lease payments		$86,656

In connection with the Company’s December 2001 sale of the TruckPro business, the Company subleased some properties to the purchaser for an initial term of not less than 20 years. The Company’s remaining aggregate rental obligation at August 27, 2011 of $18.9 million is included in the above table, but the obligation is entirely offset by the sublease rental agreement.
Note N — Commitments and Contingencies
Construction commitments, primarily for new stores, totaled approximately $23.9 million at August 27, 2011.
The Company had $96.6 million in outstanding standby letters of credit and $26.3 million in surety bonds as of August 27, 2011, which all have expiration periods of less than one year. A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover reimbursement obligations to our workers’ compensation carriers. There are no additional contingent liabilities associated with these instruments as the underlying liabilities are already reflected in the consolidated balance sheet. The standby letters of credit and surety bonds arrangements have automatic renewal clauses.
Note O — Litigation
We were a defendant in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc. et al.,” filed in the U.S. District Court for the Southern District of New York in October 2004. The case was originally filed by more than 200 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers, against a number of defendants, including automotive aftermarket retailers and aftermarket automotive parts manufacturers. In the amended complaint, the plaintiffs alleged, inter alia, that some or all of the automotive aftermarket retailer defendants had knowingly received, in violation of the Robinson-Patman Act (the “Act”), from various of the manufacturer defendants benefits such as volume discounts, rebates, early buy allowances and other allowances, fees, inventory without payment, sham advertising and promotional payments, a share in the manufacturers’ profits, benefits of pay-on-scan purchases, implementation of radio frequency identification technology, and excessive payments for services purportedly performed for the manufacturers. Additionally, a subset of plaintiffs alleged a claim of fraud against the automotive aftermarket retailer defendants based on discovery issues in a prior litigation involving similar claims under the Act. In the prior litigation, the discovery dispute, as well as the underlying claims, was decided in favor of AutoZone and the other automotive aftermarket retailer defendants who proceeded to trial, pursuant to a unanimous jury verdict which was affirmed by the Second Circuit Court of Appeals. In the current litigation, the plaintiffs sought an unspecified amount of damages (including statutory trebling), attorneys’ fees, and a permanent injunction prohibiting the aftermarket retailer defendants from inducing and/or knowingly receiving discriminatory prices from any of the aftermarket manufacturer defendants and from opening up any further stores to compete with the plaintiffs as long as the defendants allegedly continue to violate the Act.

In an order dated September 7, 2010, and issued on September 16, 2010, the court granted motions to dismiss all claims against AutoZone and its co-defendant competitors and suppliers. Based on the record in the prior litigation, the court dismissed with prejudice all overlapping claims — that is, those covering the same time periods covered by the prior litigation and brought by the judgment plaintiffs in the prior litigation. The court also dismissed with prejudice the plaintiffs’ attempt to revisit discovery disputes from the prior litigation. Further, with respect to the other claims under the Act, the court found that the factual statements contained in the complaint fall short of what would be necessary to support a plausible inference of unlawful price discrimination. Finally, the court held that the AutoZone pay-on-scan program is a difference in non-price terms that are not governed by the Act. The court ordered the case closed, but also stated that “in an abundance of caution the Court [was] defer[ring] decision on whether to grant leave to amend to allow plaintiff an opportunity to propose curative amendments.” The plaintiffs filed a motion for leave to amend their complaint and attached a proposed Third Amended and Supplemental Complaint (the “Third Amended Complaint”) on behalf of four plaintiffs. The Third Amended Complaint repeated and expanded certain allegations from previous complaints, asserting two claims under the Act, but stated that all other plaintiffs have withdrawn their claims, and that, inter alia, Chief Auto Parts, Inc. had been dismissed as a defendant. AutoZone and the co-defendants filed an opposition to the motion seeking leave to amend.
In an order dated September 28, 2011, the court denied the four remaining plaintiffs’ motion for leave to file a Third Amended Complaint because the proposed Third Amended Complaint failed to address deficiencies previously identified by the court.
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
The Company is involved in various other legal proceedings incidental to the conduct of its business, including several lawsuits containing class-action allegations in which the plaintiffs are current and former hourly and salaried employees who allege various wage and hour violations and unlawful termination practices. The Company does not currently believe that, either individually or in the aggregate, these matters will result in liabilities material to the Company’s financial condition, results of operations or cash flows.
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
The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 4,813 stores in the United States, Puerto Rico, and Mexico. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.
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
The following table shows segment results for the following fiscal years:

	Year Ended
	August 27,	August 28,	August 29,
(in thousands)	2011	2010	2009

Net Sales:
Auto Parts Stores	$7,906,692	$7,213,753	$6,671,939
Other	166,281	148,865	144,885

Total	$8,072,973	$7,362,618	$6,816,824

Segment Profit:
Auto Parts Stores	$3,989,852	$3,591,464	$3,296,777
Other	129,611	120,280	119,672

Gross profit	4,119,463	3,711,744	3,416,449
Operating, selling, general and administrative expenses	(2,624,660)	(2,392,330)	(2,240,387)
Interest expense, net	(170,557)	(158,909)	(142,316)

Income before income taxes	$1,324,246	$1,160,505	$1,033,746

Segment Assets:
Auto Parts Stores	$5,827,285	$5,531,955	$5,279,454
Other	42,317	39,639	38,951

Total	$5,869,602	$5,571,594	$5,318,405

Capital Expenditures:
Auto Parts Stores	$316,074	$307,725	$260,448
Other	5,530	7,675	11,799

Total	$321,604	$315,400	$272,247

Sales by Product Grouping:
Failure	$3,530,497	$3,145,528	$2,816,126
Maintenance items	3,051,672	2,792,610	2,655,113
Discretionary	1,324,523	1,275,615	1,200,700

Auto Parts Stores net sales	$7,906,692	$7,213,753	$6,671,939

Note Q — Quarterly Summary (1)
(Unaudited)

				Sixteen
	Twelve Weeks Ended			Weeks Ended
	November 20,	February 12,	May 7,	August 27,
(in thousands, except per share data)	2010	2011	2011	2011(2)

Net sales	$1,791,662	$1,660,946	$1,978,369	$2,641,996
Gross profit	907,748	845,611	1,013,530	1,352,574
Operating profit	306,121	271,748	392,925	524,010
Income before income taxes	268,868	232,172	353,009	470,197
Net income	172,076	148,056	227,373	301,469
Basic earnings per share	3.85	3.41	5.42	7.35
Diluted earnings per share	3.77	3.34	5.29	7.18

				Sixteen
	Twelve Weeks Ended			Weeks Ended
	November 21,	February 13,	May 8,	August 28,
(in thousands, except per share data)	2009	2010	2010	2010(2)

Net sales	$1,589,244	$1,506,225	$1,821,990	$2,445,159
Gross profit	799,924	753,736	923,121	1,234,963
Operating profit	260,428	230,381	355,865	472,740
Income before income taxes	224,088	194,072	319,032	423,313
Net income	143,300	123,333	202,745	268,933
Basic earnings per share	2.86	2.49	4.19	5.77
Diluted earnings per share	2.82	2.46	4.12	5.66

(1)	The sum of quarterly amounts may not equal the annual amounts reported due to rounding. In addition, the earnings per share amounts are computed independently for each quarter while the full year is based on the annual weighted average shares outstanding.

(2)	The fourth quarter for fiscal 2011 and fiscal 2010 are based on a 16-week period. All other quarters presented are based on a 12-week period.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
As of August 27, 2011, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective. During our fiscal fourth quarter ended August 27, 2011, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect internal controls over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information set forth in Part I of this document in the section entitled “Executive Officers of the Registrant,” is incorporated herein by reference in response to this item. Additionally, the information contained in AutoZone, Inc.’s Proxy Statement dated October 24, 2011, in the sections entitled “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.
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
Item 11. Executive Compensation
The information contained in AutoZone, Inc.’s Proxy Statement dated October 24, 2011, in the section entitled “Executive Compensation,” is incorporated herein by reference in response to this item.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained in AutoZone, Inc.’s Proxy Statement dated October 24, 2011, in the sections entitled “Security Ownership of Management and Board of Directors” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this item.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Not applicable.
Item 14. Principal Accounting Fees and Services
The information contained in AutoZone, Inc.’s Proxy Statement dated October 24, 2011, in the section entitled “Proposal 2 — Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following information required under this item is filed as part of this report.
(a) Financial Statements
The following financial statements, related notes and reports of independent registered public accounting firm are filed with this Annual Report on Form 10-K in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the fiscal years ended August 27, 2011, August 28, 2010, and August 29, 2009

Consolidated Balance Sheets as of August 27, 2011, and August 28, 2010

Consolidated Statements of Cash Flows for the fiscal years ended August 27, 2011, August 28, 2010, and August 29, 2009

Consolidated Statements of Stockholders’ (Deficit) Equity for the fiscal years ended August 27, 2011, August 28, 2010, and August 29, 2009

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

Dated: October 24, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ WILLIAM C. RHODES, III William C. Rhodes, III	Chairman, President and Chief Executive Officer (Principal Executive Officer)	October 24, 2011

/s/ WILLIAM T. GILES William T. Giles	Chief Financial Officer and Executive Vice President — Finance, Information Technology and Store Development (Principal Financial Officer)	October 24, 2011

/s/ CHARLIE PLEAS, III Charlie Pleas, III	Senior Vice President and Controller (Principal Accounting Officer)	October 24, 2011

/s/ WILLIAM C. CROWLEY William C. Crowley	Director	October 24, 2011

/s/ SUE E. GOVE Sue E. Gove	Director	October 24, 2011

/s/ EARL G. GRAVES, JR. Earl G. Graves, Jr.	Director	October 24, 2011

/s/ ROBERT R. GRUSKY Robert R. Grusky	Director	October 24, 2011

/s/ J.R. HYDE, III J.R. Hyde, III	Director	October 24, 2011

/s/ W. ANDREW MCKENNA W. Andrew McKenna	Director	October 24, 2011

/s/ GEORGE R. MRKONIC, JR. George R. Mrkonic, Jr.	Director	October 24, 2011

/s/ LUIS P. NIETO Luis P. Nieto	Director	October 24, 2011

/s/ THEODORE W. ULLYOT Theodore W. Ullyot	Director	October 24, 2011

EXHIBIT INDEX
The following exhibits are filed as part of this Annual Report on Form 10-K:

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Fifth Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 28, 2011.

4.1
Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated July 17, 1998.

4.2
Indenture dated as of August 8, 2003, between AutoZone, Inc. and Bank One Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (No. 333-107828) filed August 11, 2003.

4.3
Terms Agreement dated October 16, 2002, by and among AutoZone, Inc., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein. Incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K dated October 18, 2002.

4.4	Form of 5.875% Note due 2012. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated October 18, 2002.

4.5
Terms Agreement dated May 29, 2003, by and among AutoZone, Inc., Citigroup Global Markets Inc. and SunTrust Capital Markets, Inc., as representatives of the several underwriters named therein. Incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K dated May 29, 2003.

4.6	Form of 4.375% Note due 2013. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated May 29, 2003.

4.7	Form of 5.5% Note due 2015. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated November 3, 2003.

4.8
Terms Agreement dated June 8, 2006, by and among AutoZone, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as representatives of the several underwriters named therein. Incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K dated June 13, 2006.

4.9	Form of 6.95% Senior Note due 2016. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated June 13, 2006.

4.10
Officers’ Certificate dated August 4, 2008, pursuant to Section 3.2 of the Indenture dated August 11, 2003, setting forth the terms of the 6.5% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated August 4, 2008.

4.11	Form of 6.5% Senior Note due 2014. Incorporated by reference from the Current Report on Form 8-K dated August 4, 2008

4.12
Officers’ Certificate dated August 4, 2008, pursuant to Section 3.2 of the Indenture dated August 11, 2003, setting forth the terms of the 7.125% Senior Notes due 2018. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated August 4, 2008.

4.13	Form of 7.125% Senior Note due 2018. Incorporated by reference from the Form 8-K dated August 4, 2008

4.14
Officers’ Certificate dated July 2, 2009, pursuant to Section 3.2 of the Indenture dated August 11, 2003, setting forth the terms of the 5.75% Notes due 2015. Incorporated by reference to 4.1 to the Current Report on Form 8-K dated July 2, 2009.

4.15	Form of 5.75% Senior Note due 2015. Incorporated by reference from the Form 8-K dated July 2, 2009

4.16
Officers’ Certificate dated November 15, 2010, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 4.000% Notes due 2020. Incorporated by reference to 4.1 to the Current Report on Form 8-K dated November 15, 2010.

4.17	Form of 4.000% Senior Note due 2020. Incorporated by reference from the Form 8-K dated November 15, 2010.

*10.1	Fourth Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.

*10.2	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended August 26, 2000.

*10.3	Third Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended August 30, 2003.

*10.4	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended November 23, 2002.

*10.5	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended November 23, 2002.

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

*10.8	Amended and Restated AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended February 15, 2003.

*10.9
AutoZone, Inc. 2005 Executive Incentive Compensation Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated October 27, 2004, for the Annual Meeting of Stockholders held December 16, 2004.

10.10
Credit Agreement dated as of July 9, 2009, among AutoZone, Inc., as Borrower, The Several Lenders From Time To Time Party Hereto, and Bank of America, N.A., as Administrative Agent and Swingline Lender, and JPMorgan Chase Bank, N.A., as Syndication Agent, and Banc of America Securities, LLC and J.P. Morgan Securities, as Joint Lead Arrangers, and Banc of America Securities, LLC, J.P. Morgan Securities, Inc., Suntrust Robinson Humphrey, Inc., and Wachovia Capital Markets, LLC, as Joint Book Runners, and Suntrust Bank, Wells Fargo Bank, N.A., Regions Bank, and US Bank National Association, as Documentation Agents. Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K/A for the fiscal year ended August 29, 2009.

*10.11	AutoZone, Inc. 2006 Stock Option Plan. Incorporated by reference to Appendix A to the definitive proxy statement dated October 25, 2006, for the Annual Meeting of Stockholders held December 13, 2006.

*10.12	Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended August 25, 2007.

*10.13
AutoZone, Inc. Fourth Amended and Restated Executive Stock Purchase Plan. Incorporated by reference to Appendix B to the definitive proxy statement dated October 25, 2006, for the Annual Meeting of Stockholders held December 13, 2006.

*10.14	AutoZone, Inc. Director Compensation Program. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated January 4, 2008.

*10.15	Amended and Restated AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated January 4, 2008.

*10.16	Amended and Restated AutoZone, Inc. 2003 Director Stock Option Plan. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K dated January 4, 2008.

*10.17	AutoZone, Inc. Enhanced Severance Pay Plan. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated February 15, 2008.

*10.18
Form of non-compete and non-solicitation agreement signed by each of the following executive officers: Jon A. Bascom, Timothy W. Briggs, Mark A. Finestone, William T. Giles, William W. Graves, Lisa R. Kranc, Thomas B. Newbern, Charlie Pleas, III, and Larry M. Roesel; and by AutoZone, Inc., with an effective date of February 14, 2008, for each. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated February 15, 2008.

*10.19
Form of non-compete and non-solicitation agreement approved by AutoZone’s Compensation Committee for execution by non-executive officers. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K dated February 15, 2008.

*10.20	Agreement dated February 14, 2008, between AutoZone, Inc. and William C. Rhodes, III. Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K dated February 15, 2008.

*10.21
Form of non-compete and non-solicitation agreement signed by each of the following officers: Rebecca W. Ballou, Dan Barzel, Craig Blackwell, Brian L. Campbell, Philip B. Daniele, III, Robert A. Durkin, Bill Edwards, Joseph Espinosa, Preston B. Frazer, Stephany L. Goodnight, David Goudge, James C. Griffith, William R. Hackney, Rodney Halsell, Jeffery Lagges, Grantland E. McGee, Jr., Mitchell Major, Ann A. Morgan, J. Scott Murphy, Jeffrey H. Nix, Raymond A. Pohlman, Elizabeth Rabun, Juan A. Santiago, Joe L. Sellers, Jr., Brett Shanaman, Jamey Traywick and Solomon Woldeslassie. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2008.

10.22	Agreement, dated as of June 25, 2008 between AutoZone, Inc. and ESL Investments, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 26, 2008.

*10.23
Second Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and Harry L. Goldsmith dated December 29, 2008. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 30, 2008.

*10.24
Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and Robert D. Olsen dated December 29, 2008. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated December 30, 2008.

*10.25
First Amendment to Amended and Restated Employment Agreement between AutoZone, Inc. and Robert D. Olsen dated September 29, 2009. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 30, 2009.

*10.26
AutoZone, Inc. 2010 Executive Incentive Compensation Plan, incorporated by reference to Exhibit A to the definitive proxy statement dated October 26, 2009, for the Annual Meeting of Stockholders held December 16, 2009.

*10.27
AutoZone, Inc. 2011 Equity Incentive Award Plan, incorporated by reference to Exhibit A to the definitive proxy statement dated October 25, 2010, for the Annual Meeting of Stockholders held December 15, 2010.

*10.28	Form of Stock Option Agreement under the 2006 Stock Option Plan, effective September 2010. Incorporated by reference to Exhibit 10.2 to the Quarterly Report of Form 10-Q dated December 16, 2010.

*10.29
Form of Stock Option Agreement under the 2006 Stock Option Plan for certain executive officers, effective September 2010. Incorporated by reference to Exhibit 10.3 to the Quarterly Report of Form 10-Q dated December 16, 2010.

*10.30
Form of Letter Agreement dated as of December 14, 2010, amending certain Stock Option Agreements of executive officers. Incorporated by reference to Exhibit 10.4 to the Quarterly Report of Form 10-Q dated December 16, 2010.

*10.31	AutoZone, Inc. 2011 Director Compensation Program. Incorporated by reference to Exhibit 10.5 to the Quarterly Report of Form 10-Q dated December 16, 2010.

*10.32
Performance-Based Restricted Stock Units Award Agreement dated December 15, 2010, between AutoZone, Inc. and William C. Rhodes, III, incorporated by reference to Exhibit 10.2 to the Form 8-K dated December 15, 2010.

*10.33
Restricted Stock Award Grant Notice and Restricted Stock Award Agreement between AutoZone, Inc. and Robert D. Olsen dated January 25, 2011. Incorporated by reference to Exhibit 10.1 to the Quarterly Report of Form 10-Q dated March 17, 2011.

*10.34	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan. Incorporated by reference to Exhibit 10.2 to the Quarterly Report of Form 10-Q dated March 17, 2011.

*10.35
Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for certain executive officers. Incorporated by reference to Exhibit 10.3 to the Quarterly Report of Form 10-Q dated March 17, 2011.

*10.36	First Amended and Restated AutoZone, Inc. Enhanced Severance Pay Plan. Incorporated by reference to Exhibit 10.4 to the Quarterly Report of Form 10-Q dated March 17, 2011.

*10.37	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for officers effective September 27, 2011.

*10.38	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for certain executive officers effective September 27, 2011.

10.39
Amended and Restated Credit Agreement dated as of September, 13, 2011 among AutoZone, Inc. as Borrower, the several Lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent and Swingline Lender, JPMorgan Chase Bank, N.A. as Syndication Agent, arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC as Joint Lead Arrangers and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, Wells Fargo Securities, LLC and Barclays Capital as Joint Book Runners.

10.40	Sixth Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethical Conduct. Incorporated by reference to Exhibit 14.1 of the Annual Report on Form 10-K for the fiscal year ended August 30, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Document

**101.LAB	XBRL Taxonomy Extension Labels Document

**101.PRE	XBRL Taxonomy Extension Presentation Document

**101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.

**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”