Form 10-Q
period 2011-11-19
AUTOZONE INC
filed 2011-12-15
CIK 866787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 19, 2011, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission file number 1-10714
AUTOZONE, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	62-1482048 (I.R.S. Employer Identification No.)

123 South Front Street, Memphis, Tennessee (Address of principal executive offices)	38103 (Zip Code)
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 Par Value — 39,359,829 shares outstanding as of December 12, 2011.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AUTOZONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 19,	August 27,
(in thousands)	2011	2011

Assets
Current assets:
Cash and cash equivalents	$96,676	$97,606
Accounts receivable	135,695	140,690
Merchandise inventories	2,531,210	2,466,107
Other current assets	79,092	88,022

Total current assets	2,842,673	2,792,425

Property and equipment:
Property and equipment	4,408,429	4,371,872
Less: Accumulated depreciation and amortization	(1,741,324)	(1,702,997)

	2,667,105	2,668,875

Goodwill	302,645	302,645
Deferred income taxes	19,312	10,661
Other long-term assets	100,845	94,996

	422,802	408,302

	$5,932,580	$5,869,602

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,843,741	$2,755,853
Accrued expenses and other	444,538	449,327
Income taxes payable	85,222	25,185
Deferred income taxes	170,048	166,449
Short-term borrowings	35,417	34,082

Total current liabilities	3,578,966	3,430,896

Long-term debt	3,318,900	3,317,600
Other long-term liabilities	381,813	375,338

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 44,245 shares issued and 39,316 shares outstanding as of November 19, 2011; 44,084 shares issued and 40,109 shares outstanding as of August 27, 2011	442	441
Additional paid-in capital	628,109	591,384
Retained deficit	(452,873)	(643,998)
Accumulated other comprehensive loss	(130,644)	(119,691)
Treasury stock, at cost	(1,392,133)	(1,082,368)

Total stockholders’ deficit	(1,347,099)	(1,254,232)

	$5,932,580	$5,869,602

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Twelve Weeks Ended
	November 19,	November 20,
(in thousands, except per share data)	2011	2010

Net sales	$1,924,341	$1,791,662
Cost of sales, including warehouse and delivery expenses	940,714	883,914

Gross profit	983,627	907,748
Operating, selling, general and administrative expenses	642,693	601,627

Operating profit	340,934	306,121
Interest expense, net	39,094	37,253

Income before income taxes	301,840	268,868
Income taxes	110,715	96,792

Net income	$191,125	$172,076

Weighted average shares for basic earnings per share	39,865	44,669
Effect of dilutive stock equivalents	999	965

Adjusted weighted average shares for diluted earnings per share	40,864	45,634

Basic earnings per share	$4.79	$3.85

Diluted earnings per share	$4.68	$3.77

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twelve Weeks Ended
	November 19,	November 20,
(in thousands)	2011	2010

Cash flows from operating activities:
Net income	$191,125	$172,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	48,647	44,291
Amortization of debt origination fees	1,738	1,725
Income tax benefit from exercise of stock options	(11,157)	(8,994)
Deferred income taxes	6,241	5,454
Share-based compensation expense	7,562	5,071
Changes in operating assets and liabilities:
Accounts receivable	4,856	9,622
Merchandise inventories	(75,122)	(49,303)
Accounts payable and accrued expenses	87,317	78,929
Income taxes payable	70,891	88,961
Other, net	10,196	9,521

Net cash provided by operating activities	342,294	357,353

Cash flows from investing activities:
Capital expenditures	(61,924)	(45,811)
Purchase of marketable securities	(11,091)	(9,923)
Proceeds from sale of marketable securities	10,069	7,337
Disposal of capital assets	1,057	526

Net cash used in investing activities	(61,889)	(47,871)

Cash flows from financing activities:
Net proceeds (payments) of commercial paper	1,300	(337,300)
Net proceeds from short-term borrowings	4,496	5,738
Proceeds from issuance of debt	—	500,000
Repayment of debt	—	(199,300)
Net proceeds from sale of common stock	18,561	21,952
Purchase of treasury stock	(309,765)	(299,655)
Income tax benefit from exercise of stock options	11,157	8,994
Payments of capital lease obligations	(6,448)	(5,131)
Other, net	—	(5,450)

Net cash used in financing activities	(280,699)	(310,152)

Effect of exchange rate changes on cash	(636)	403

Net decrease in cash and cash equivalents	(930)	(267)
Cash and cash equivalents at beginning of period	97,606	98,280

Cash and cash equivalents at end of period	$96,676	$98,013

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — General
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and related notes included in the AutoZone, Inc. (“AutoZone” or the “Company”) Annual Report on Form 10-K for the year ended August 27, 2011.
Operating results for the twelve weeks ended November 19, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2012. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2011 and fiscal 2012 each have 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.
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
Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $7.6 million for the twelve week period ended November 19, 2011, and was $5.1 million for the comparable prior year period.
During the twelve week period ended November 19, 2011, 162,510 shares of stock options were exercised at a weighted average exercise price of $118.12. In the comparable prior year period, 218,666 shares of stock options were exercised at a weighted average exercise price of $104.16.
During the twelve week period ended November 19, 2011, the Company made stock option grants of 375,630 shares. The Company granted options to purchase 423,520 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the twelve week periods ended November 19, 2011 and November 20, 2010, using the Black-Scholes-Merton multiple-option pricing valuation model, was $93.04 and $58.53 per share, respectively, using the following weighted average key assumptions:

	Twelve Weeks Ended
	November 19,	November 20,
	2011	2010

Expected price volatility	31%	31%
Risk-free interest rate	0.7%	1.0%
Weighted average expected lives (in years)	5.3	4.3
Forfeiture rate	10%	10%
Dividend yield	0%	0%
See AutoZone’s Annual Report on Form 10-K for the year ended August 27, 2011 for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s 2011 Equity Incentive Award Plan and the 2011 Director Compensation Program.
For the twelve week period ended November 19, 2011, 372,170 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, no anti-dilutive shares were excluded from the diluted earnings per share computation.

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

	November 19, 2011
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$13,046	$—	$—	$13,046
Other long-term assets	55,674	5,835	—	61,509

	$68,720	$5,835	$—	$74,555

	August 27, 2011
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$11,872	$—	$—	$11,872
Other long-term assets	55,390	5,869	—	61,259

	$67,262	$5,869	$—	$73,131

At November 19, 2011, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheet consisted of short-term marketable securities of $13.0 million, which are included within Other current assets, and long-term marketable securities of $61.5 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable securities, by asset class, are described in “Note D — Marketable Securities”.
Non-Financial Assets measured at Fair Value on a Non-Recurring Basis
Non-financial assets could be required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. The assets could include assets acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. During the twelve week periods ended November 19, 2011 and November 20, 2010, the Company did not have any significant non-financial assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition.
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

Note D — Marketable Securities
The Company’s basis for determining the cost of a security sold is the “Specific Identification Model”. Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	November 19, 2011
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
(in thousands)	Basis	Gains	Losses	Fair Value

Corporate securities	$27,030	$146	$(136)	$27,040
Government bonds	30,516	259	(18)	30,757
Mortgage-backed securities	3,069	23	—	3,092
Asset-backed securities and other	13,604	70	(8)	13,666

	$74,219	$498	$(162)	$74,555

	August 27, 2011
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
(in thousands)	Basis	Gains	Losses	Fair Value

Corporate securities	$26,261	$229	$(45)	$26,445
Government bonds	29,464	343	—	29,807
Mortgage-backed securities	4,291	55	—	4,346
Asset-backed securities and other	12,377	156	—	12,533

	$72,393	$783	$(45)	$73,131

The debt securities held at November 19, 2011, had effective maturities ranging from less than one year to approximately 3 years. The Company did not realize any material gains or losses on its marketable securities during the twelve week period ended November 19, 2011.
The Company holds twenty-seven securities that are in an unrealized loss position of approximately $162 thousand at November 19, 2011. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.
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
At November 19, 2011, the Company had $4.2 million recorded in Accumulated other comprehensive loss related to net realized losses associated with terminated interest rate swap derivatives which were designated as hedges. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week period ended November 19, 2011, the Company reclassified $406 thousand of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $43 thousand of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclass $1.7 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.
Note F — Merchandise Inventories
Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method for domestic inventories and the first-in, first-out (“FIFO”) method for Mexico inventories. Included in inventories are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $255.0 million at November 19, 2011, and $253.3 million at August 27, 2011.

Note G — Pension and Savings Plans
The components of net periodic pension expense related to the Company’s pension plans consisted of the following:

	Twelve Weeks Ended
	November 19,	November 20,
(in thousands)	2011	2010

Interest cost	$2,819	$2,678
Expected return on plan assets	(2,704)	(2,181)
Amortization of net loss	2,260	2,653

Net periodic pension expense	$2,375	$3,150

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the twelve week period ended November 19, 2011, the Company made contributions to its funded plan in the amount of $1.3 million. The Company expects to contribute approximately $5.4 million to the plan during the remainder of fiscal 2012; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.
Note H — Financing
The Company’s long-term debt consisted of the following:

	November 19,	August 27,
(in thousands)	2011	2011

5.875% Senior Notes due October 2012, effective interest rate of 6.33%	$300,000	$300,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.500% Senior Notes due January 2014, effective interest rate of 6.63%	500,000	500,000
5.750% Senior Notes due January 2015, effective interest rate of 5.89%	500,000	500,000
5.500% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.950% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
Commercial paper, weighted average interest rate of 0.37% and 0.35% at November 19, 2011 and August 27, 2011, respectively	568,900	567,600

	$3,318,900	$3,317,600

As of November 19, 2011, the commercial paper borrowings and the 5.875% Senior Notes due October 2012 mature in the next twelve months, but are classified as long-term in the accompanying Condensed Consolidated Balance Sheets, as the Company has the ability and intent to refinance them on a long-term basis. Specifically, excluding the effect of commercial paper borrowings, the Company had $996.6 million of availability under its $1.0 billion revolving credit facility, expiring in September 2016, which would allow it to replace these short-term obligations with long-term financing.
In addition to the long-term debt discussed above, as of November 19, 2011, the Company had $35.4 million of short-term borrowings that are scheduled to mature in the next 12 months. The short-term borrowings are unsecured, peso-denominated borrowings and accrued interest at 4.53% as of November 19, 2011.
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

The fair value of the Company’s debt was estimated at $3.609 billion as of November 19, 2011, and $3.633 billion as of August 27, 2011, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms. Such fair value is greater than the carrying value of debt by $254.7 million at November 19, 2011, and $281.0 million at August 27, 2011.
Note I — Stock Repurchase Program
From January 1, 1998 to November 19, 2011, the Company has repurchased a total of 128.3 million shares at an aggregate cost of $10.5 billion, including 954,389 shares of its common stock at an aggregate cost of $309.8 million during the twelve week period ended November 19, 2011. On September 28, 2011, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $10.4 billion to $11.15 billion. Considering cumulative repurchases as of November 19, 2011, the Company had $658.9 million remaining under the Board’s authorization to repurchase its common stock. The Company had no share repurchases of its common stock subsequent to November 19, 2011.
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
Comprehensive income consisted of the following:

	Twelve Weeks Ended
	November 19,	November 20,
(in thousands)	2011	2010

Net income	$191,125	$172,076
Foreign currency translation adjustments	(23,987)	12,668
Net impact from derivative instruments	2,877	(1,059)
Pension liability adjustments	10,419	1,623
Unrealized losses from marketable securities	(261)	(73)

Comprehensive income	$180,173	$185,235

Note K — Litigation
The Company was a defendant in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc. et al.,” filed in the U.S. District Court for the Southern District of New York in October 2004. The case was originally filed by more than 200 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers, against a number of defendants, including automotive aftermarket retailers and aftermarket automotive parts manufacturers. In the amended complaint, the plaintiffs alleged, inter alia, that some or all of the automotive aftermarket retailer defendants had knowingly received, in violation of the Robinson-Patman Act (the “Act”), from various of the manufacturer defendants benefits such as volume discounts, rebates, early buy allowances and other allowances, fees, inventory without payment, sham advertising and promotional payments, a share in the manufacturers’ profits, benefits of pay-on-scan purchases, implementation of radio frequency identification technology, and excessive payments for services purportedly performed for the manufacturers. Additionally, a subset of plaintiffs alleged a claim of fraud against the automotive aftermarket retailer defendants based on discovery issues in a prior litigation involving similar claims under the Act. In the prior litigation, the discovery dispute, as well as the underlying claims, was decided in favor of AutoZone and the other automotive aftermarket retailer defendants who proceeded to trial, pursuant to a unanimous jury verdict which was affirmed by the Second Circuit Court of Appeals. In the current litigation, the plaintiffs sought an unspecified amount of damages (including statutory trebling), attorneys’ fees, and a permanent injunction prohibiting the aftermarket retailer defendants from inducing and/or knowingly receiving discriminatory prices from any of the aftermarket manufacturer defendants and from opening up any further stores to compete with the plaintiffs as long as the defendants allegedly continue to violate the Act.
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

In an order dated September 28, 2011, the court denied the four remaining plaintiffs’ motion for leave to file a Third Amended Complaint because the proposed Third Amended Complaint failed to address deficiencies previously identified by the court. On October 26, 2011, an appeal of the dismissal was filed by 143 plaintiffs to the United States Court of appeals for the Second Circuit. Briefing by both sides will proceed over the next several months and will likely be followed by oral argument.
The Company believes this suit to be without merit and is vigorously defending against it. The Company is unable to estimate a loss or possible range of loss.
In 2004, the Company acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, the Company voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. The Company has conducted and paid for (at an immaterial cost to the Company) remediation of visible contamination on the property and is investigating, and will be addressing, potential vapor intrusion impacts in downgradient residences and businesses. The New Jersey Department of Environmental Protection has indicated that it will assert that the Company is liable for the downgradient impacts under a joint and severable liability theory, and the Company intends to contest any such assertion. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, the Company believes it should be eligible to be reimbursed up to 75 percent of qualified remediation costs by the State of New Jersey. The Company has asked the state for clarification that the agreement applies to off-site work, and the state is considering the request. Although the aggregate amount of additional costs that the Company may incur pursuant to the remediation cannot currently be ascertained, the Company does not currently believe that fulfillment of its obligations under the agreement or otherwise will result in costs that are material to its financial condition, results of operations or cash flow.
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
Note L — Segment Reporting
The Company’s two operating segments (Domestic Auto Parts and Mexico) are aggregated as one reportable segment: Auto Parts Stores. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in Note A in its Annual Report on Form 10-K for the year ended August 27, 2011.
The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 4,832 stores in the United States, including Puerto Rico, and Mexico. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.
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
The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended
	November 19,	November 20,
(in thousands)	2011	2010

Net Sales
Auto Parts Stores	$1,884,138	$1,754,987
Other	40,203	36,675

Total	$1,924,341	$1,791,662

Segment Profit
Auto Parts Stores	$952,357	$878,865
Other	31,270	28,883

Gross profit	983,627	907,748
Operating, selling, general and administrative expenses	(642,693)	(601,627)
Interest expense, net	(39,094)	(37,253)

Income before income taxes	$301,840	$268,868

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AutoZone, Inc.
We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of November 19, 2011, the related condensed consolidated statements of income for the twelve week periods ended November 19, 2011 and November 20, 2010, and the condensed consolidated statements of cash flows for the twelve week periods ended November 19, 2011 and November 20, 2010. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AutoZone, Inc. as of August 27, 2011, and the related consolidated statements of income, stockholders’ (deficit) equity, and cash flows for the year then ended, not presented herein, and, in our report dated October 24, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 27, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Memphis, Tennessee
December 15, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are the nation’s leading retailer and a leading distributor of automotive replacement parts and accessories in the United States. We began operations in 1979 and at November 19, 2011, operated 4,551 stores in the United States, including Puerto Rico, and 281 in Mexico. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At November 19, 2011, in 2,733 of our domestic stores, we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.
Operating results for the twelve weeks ended November 19, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2012. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2011 and fiscal 2012 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.
Executive Summary
Net sales were up 7.4% for the quarter, driven by domestic same store sales growth of 4.6%. We experienced sales growth from both our retail and commercial customers. Earnings per share increased 24.0% for the quarter.
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
More recently, we feel other macroeconomic factors have adversely impacted both our consumer and our industry. During the first quarter of fiscal 2012, the average price per gallon of unleaded gasoline in the United States was $3.50, up $0.72 or 26% from $2.78 in the comparable prior year period. We believe that the increase in gas prices is reducing discretionary spending for all consumers, and, in particular, our customers. While prices have declined since the end of our first quarter, given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.
Our primary response to fluctuations in the demand for the products we sell are to adjust our inventory levels, store staffing, and advertising messages. We continue to believe we are well positioned to help our customers save money and meet their needs in a challenging macro environment.
Historically, the two statistics that we believed had the closest correlation to our market growth over the long-term were miles driven and the number of seven year old or older vehicles on the road. Prior to the recent recession, we had seen a close correlation between our net sales and the number of miles driven; however, recently we have seen minimal correlation in sales performance with miles driven. Sales have grown at an increased rate, while miles driven has either decreased or grown at a slower rate than what we have historically experienced. During this period of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. Since the beginning of fiscal year 2011 and through September 2011 (latest publicly available information), miles driven have decreased slightly as compared to the corresponding prior year period, and the average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. We believe that annual miles driven will return to a low single digit growth rate over time and that the number of seven year old or older vehicles will continue to increase; however, we are unable to predict the impact, if any, these indicators will have on future results.
In the first quarter, failure and maintenance related categories continued to represent the largest portion of our sales mix, at approximately 84% of total sales, with failure related categories continuing to be our strongest performers. While we have not experienced any fundamental shifts in our category sales mix over recent periods, we did experience a slight increase in sales of failure related categories as a percentage of sales. We remain focused on refining and expanding our product assortment to ensure we have the best merchandise at the right price in each of our categories.

Twelve Weeks Ended November 19, 2011,
Compared with Twelve Weeks Ended November 20, 2010
Net sales for the twelve weeks ended November 19, 2011, increased $132.7 million to $1.924 billion, or 7.4%, over net sales of $1.792 billion for the comparable prior year period. Total auto parts sales increased by 7.4%, primarily driven by a domestic same store sales (sales for stores open at least one year) increase of 4.6% and net sales of $47.3 million from new stores. The domestic same store sales increase was driven by higher transaction value, partially offset by decreased transaction counts. Higher transaction value is attributable to product inflation due to more complex, costly products and commodity price increases.
Gross profit for the twelve weeks ended November 19, 2011, was $983.6 million, or 51.1% of net sales, compared with $907.7 million, or 50.7% of net sales, during the comparable prior year period. The improvement in gross margin was attributable to distribution costs leveraging on higher sales (23 basis points), lower shrink expense (18 basis points) and slightly higher merchandise margins.
Operating, selling, general and administrative expenses for the twelve weeks ended November 19, 2011, were $642.7 million, or 33.4% of net sales, compared with $601.6 million, or 33.6% of net sales, during the comparable prior year period. The improvement in operating expenses was due to lower incentive compensation (33 basis points), favorable legal expense (32 basis points) and leverage from higher sales volumes. This leverage was partially offset by higher self insurance costs (51 basis points).
Net interest expense for the twelve weeks ended November 19, 2011, was $39.1 million compared with $37.3 million during the comparable prior year period. This increase was primarily due to the increase in debt over the comparable prior year period, offset by a decrease in borrowing rates. Average borrowings for the twelve weeks ended November 19, 2011, were $3.287 billion, compared with $2.861 billion for the comparable prior year period. Weighted average borrowing rates were 4.8% for the twelve weeks ended November 19, 2011, and 5.3% for the twelve weeks ended November 20, 2010.
Our effective income tax rate was 36.7% of pretax income for the twelve weeks ended November 19, 2011, and 36.0% for the comparable prior year period.
Net income for the twelve week period ended November 19, 2011, increased by $19.0 million to $191.1 million, and diluted earnings per share increased by 24.0% to $4.68 from $3.77 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.48.
Liquidity and Capital Resources
The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the twelve weeks ended November 19, 2011, our net cash flows from operating activities provided $342.3 million as compared with $357.4 million provided during the comparable prior year period. The decrease is primarily due to higher income tax payments and a reduced benefit from the change in inventories net of payables, partially offset by higher net income. Our inventory increases are primarily attributable to an increased number of stores and to a lesser extent, our efforts to update product assortments in all of our stores. During the twelve weeks ended November 19, 2011, we continued to benefit from inventory being financed by our vendors. We had an accounts payable to inventory ratio of 112% at November 19, 2011, as compared to 107% at November 20, 2010.
Our net cash flows from investing activities for the twelve weeks ended November 19, 2011, used $61.9 million as compared with $47.9 million used in the comparable prior year period. Capital expenditures for the twelve weeks ended November 19, 2011, were $61.9 million compared to $45.8 million for the comparable prior year period. The increase is primarily driven by a shift in the mix of store openings from build-to-suit leases to ground leases and land purchases, which require a higher initial capital investment. During this twelve week period, we opened 19 net new stores. In the comparable prior year period, we opened 18 net new stores. Investing cash flows were also impacted by our wholly owned insurance captive, which purchased $11.1 million and sold $10.1 million in marketable securities during the twelve weeks ended November 19, 2011. During the comparable prior year period, the captive purchased $9.9 million in marketable securities and sold $7.3 million in marketable securities. Capital asset disposals provided $1.1million during the twelve week period ended November 19, 2011, and $0.5 million in the comparable prior year period.
Our net cash flows from financing activities for the twelve weeks ended November 19, 2011, used $280.7 million compared to $310.2 million used in the comparable prior year period. There were no proceeds from the issuance of debt for the current twelve week period ended November 19, 2011. During the comparable prior year, proceeds from the issuance of debt totaled $500 million. Those proceeds were used for the repayment of debt of $199.3 million, the repayment of a portion of our commercial paper borrowings, and general corporate purposes. For the twelve weeks ended November 19, 2011, net proceeds from borrowings of commercial paper and short-term borrowings were $5.8 million as compared to net repayments of $331.6 million in the comparable prior year period. Stock repurchases were $309.8 million in the current twelve week period as compared with $299.7 million in the comparable prior year period. For the twelve weeks ended November 19, 2011, proceeds from the sale of common stock and exercises of stock options provided $29.7 million, including $11.2 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $30.9 million, including $9.0 million in related tax benefits.
During fiscal 2012, we expect to invest in our business at an increased rate as compared to fiscal 2011. Our investment is expected to be directed primarily to our new-store development program and enhancements to existing stores and infrastructure. The amount of our investments in our new-store program is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States or Mexico, or located in urban or rural areas. During fiscal 2011 and fiscal 2010, our capital expenditures increased by approximately 2% and 16%, respectively, as compared to the prior year, and we expect our capital expenditures for fiscal 2012 to increase by 20% to 25% as compared to fiscal 2011. Our mix of store openings has moved away from build-to-suit leases (lower initial capital investment) to ground leases and land purchases (higher initial capital investment), resulting in increased capital expenditures per store during recent years, and we expect this trend to continue during the remainder of the fiscal year ending August 25, 2012.

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
For the trailing four quarters ended November 19, 2011, our after-tax return on invested capital (“ROIC”) was 32.1% as compared to 28.6% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). ROIC increased primarily due to increased after-tax operating profit. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance.
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
As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, we had $399.4 million in available capacity under our $1.0 billion credit facility at November 19, 2011.
We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the revolving credit facility. As of November 19, 2011, we have $98.3 million in letters of credit outstanding under the letter of credit facility, which expires in June 2013.
On November 15, 2010, we issued $500 million in 4.000% Senior Notes due 2020 under our shelf registration statement filed with the Securities and Exchange Commission on July 29, 2008 (the “Shelf Registration”). The Shelf Registration allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. During the quarter ended November 20, 2010, we used the proceeds from the issuance of debt to repay the principal due relating to the 4.750% Senior Notes that matured on November 15, 2010, to repay a portion of the commercial paper borrowings and for general corporate purposes.
The 6.500% and 7.125% Senior Notes issued during August 2008, and the 5.750% Senior Notes issued in July 2009, are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded. These notes, along with the 4.000% Senior Notes issued in November 2010, also contain a provision that repayment of the notes may be accelerated if AutoZone experiences a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of November 19, 2011, we were in compliance with all covenants and expect to remain in compliance with all covenants.
Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.4:1 as of November 19, 2011, and was 2.3:1 as of November 20, 2010. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels.

Stock Repurchases
From January 1, 1998 to November 19, 2011, we have repurchased a total of 128.3 million shares at an aggregate cost of $10.5 billion, including 954,389 shares of our common stock at an aggregate cost of $309.8 million during the twelve week period ended November 19, 2011. On September 28, 2011, the Board of Directors (the “Board”) voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $10.4 billion to $11.15 billion. Considering cumulative repurchases as of November 19, 2011, we have $658.9 million remaining under the Board’s authorization to repurchase our common stock. We had no share repurchases of our common stock subsequent to November 19, 2011.
Off-Balance Sheet Arrangements
Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at November 19, 2011, was $101.9 million compared with $96.6 million at August 27, 2011, and our total surety bonds commitment at November 19, 2011, was $26.5 million compared with $26.3 million at August 27, 2011.
Financial Commitments
As of November 19, 2011, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 27, 2011.
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

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital “ROIC”
The following tables reconcile the percentages of ROIC for the trailing four quarters ended November 19, 2011 and November 20, 2010.

	A	B	A-B=C	D	C+D
					Trailing Four
	Fiscal Year	Twelve	Forty	Twelve Weeks	Quarters
	Ended	Weeks Ended	Weeks Ended	Ended	Ended
	August 27,	November 20,	August 27,	November 19,	November 19,
(in thousands, except percentage)	2011	2010	2011	2011	2011
Net income	$848,974	$172,076	$676,898	$191,125	$868,023
Adjustments:
Interest expense	170,557	37,253	133,304	39,094	172,398
Rent expense	213,846	47,546	166,300	51,303	217,603
Tax effect(1)	(138,554)	(30,565)	(107,989)	(32,583)	(140,572)

After-tax return	$1,094,823	$226,310	$868,513	$248,939	$1,117,452

Average debt(2)					$3,211,046
Average deficit(3)					(1,115,290)
Rent x 6(4)					1,305,618
Average capital lease obligations(5)					84,662

Pre-tax invested capital					$3,486,036

ROIC					32.1%

	A	B	A-B=C	D	C+D
					Trailing Four
	Fiscal Year	Twelve	Forty	Twelve Weeks	Quarters
	Ended	Weeks Ended	Weeks Ended	Ended	Ended
	August 28,	November 21,	August 28,	November 20,	November 20,
(in thousands, except percentage)	2010	2009	2010	2010	2010
Net income	$738,311	$143,300	$595,011	$172,076	$767,087
Adjustments:
Interest expense	158,909	36,340	122,569	37,253	159,822
Rent expense	195,632	44,397	151,235	47,546	198,781
Tax effect(1)	(128,983)	(28,953)	(100,030)	(30,345)	(130,375)

After-tax return	$963,869	$195,084	$768,785	$226,530	$995,315

Average debt(2)					$2,800,081
Average deficit(3)					(584,704)
Rent x 6(4)					1,192,686
Average capital lease obligations(5)					68,271

Pre-tax invested capital					$3,476,334

ROIC					28.6%

(1)	The effective tax rate over the trailing four quarters ended November 19, 2011 and November 20, 2010 is 36.0% and 36.4%, respectively.

(2)	Average debt is equal to the average of our debt measured as of the previous five quarters.

(3)	Average equity is equal to the average of our stockholders’ deficit measured as of the previous five quarters.

(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.

(5)	Average capital lease obligations are equal to the average of our capital lease obligations measured as of the previous five quarters.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Share-Based Expense “EBITDAR”
The following tables reconcile the ratio of adjusted debt to EBITDAR for the trailing four quarters ended November 19, 2011 and November 20, 2010.

	A	B	A-B=C	D	C+D
					Trailing Four
	Fiscal Year	Twelve	Forty	Twelve Weeks	Quarters
	Ended	Weeks Ended	Weeks Ended	Ended	Ended
	August 27,	November 20,	August 27,	November 19,	November 19,
(in thousands, except ratio)	2011	2010	2011	2011	2011
Net income	$848,974	$172,076	$676,898	$191,125	$868,023
Add: Interest expense	170,557	37,253	133,304	39,094	172,398
Income tax expense	475,272	96,792	378,480	110,715	489,195

EBIT	1,494,803	306,121	1,188,682	340,934	1,529,616
Add: Depreciation expense	196,209	44,291	151,918	48,647	200,565
Rent expense	213,846	47,546	166,300	51,303	217,603
Share-based expense	26,625	5,071	21,554	7,562	29,116

EBITDAR	$1,931,483	$403,029	$1,528,454	$448,446	$1,976,900

Debt					$3,354,317
Capital lease obligations					86,759
Add: Rent x 6(1)					1,305,618

Adjusted debt					$4,746,694

Adjusted debt / EDITDAR					2.4

	A	B	A-B=C	D	C+D
					Trailing Four
	Fiscal Year	Twelve	Forty	Twelve Weeks	Quarters
	Ended	Weeks Ended	Weeks Ended	Ended	Ended
	August 28,	November 21,	August 28,	November 20,	November 20,
(in thousands, except ratio)	2010	2009	2010	2010	2010
Net income	$738,311	$143,300	$595,011	$172,076	$767,087
Add: Interest expense	158,909	36,340	122,569	37,253	159,822
Income tax expense	422,194	80,788	341,406	96,792	438,198

EBIT	1,319,414	260,428	1,058,986	306,121	1,365,107
Add: Depreciation expense	192,084	42,566	149,518	44,291	193,809
Rent expense	195,632	44,397	151,235	47,546	198,781
Share-based expense	19,120	4,251	14,869	5,071	19,940

EBITDAR	$1,726,250	$351,642	$1,374,608	$403,029	$1,777,637

Debt					$2,879,217
Capital lease obligations					85,019
Add: Rent x 6(1)					1,192,686

Adjusted debt					$4,156,922

Adjusted debt / EDITDAR					2.3

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.
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
Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 27, 2011. Our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended August 27, 2011.

Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: credit market conditions; the impact of recessionary conditions; competition; product demand; the ability to hire and retain qualified employees; consumer debt levels; inflation; weather; raw material costs of our suppliers; energy prices; war and the prospect of war, including terrorist activity; construction delays; access to available and feasible financing; and changes in laws or regulations. Certain of these risks are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of our Annual Report on Form 10-K for the year ended August 27, 2011, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
At November 19, 2011, there have been no material changes to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 27, 2011, except as described below.
The fair value of our debt was estimated at $3.609 billion as of November 19, 2011, and $3.633 billion as of August 27, 2011, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value is greater than the carrying value of debt by $254.7 million at November 19, 2011 and $281.0 million at August 27, 2011. We had $604.3 million of variable rate debt outstanding at November 19, 2011, and $601.7 million of variable rate debt outstanding at August 27, 2011. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $6.0 million in fiscal 2012. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $2.750 billion at November 19, 2011, and $2.750 billion at August 27, 2011. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $105.9 million at November 19, 2011.

Item 4.	Controls and Procedures.
As of November 19, 2011, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 19, 2011. During or subsequent to the quarter ended November 19, 2011, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

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
In an order dated September 28, 2011, the court denied the four remaining plaintiffs’ motion for leave to file a Third Amended Complaint because the proposed Third Amended Complaint failed to address deficiencies previously identified by the court. On October 26, 2011, an appeal of the dismissal was filed by 143 plaintiffs to the United States Court of appeals for the Second Circuit. Briefing by both sides will proceed over the next several months and will likely be followed by oral argument.
We believe this suit to be without merit and are vigorously defending against it. We are unable to estimate a loss or possible range of loss.
In 2004, AutoZone acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, we voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. AutoZone has conducted and paid for (at an immaterial cost to us) remediation of visible contamination on the property and is investigating, and will be addressing, potential vapor intrusion impacts in downgradient residences and businesses. The New Jersey Department of Environmental Protection has indicated that it will assert that the Company is liable for the downgradient impacts under a joint and severable liability theory, and we intend to contest any such assertion. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, we believe we should be eligible to be reimbursed up to 75 percent of qualified remediation costs by the State of New Jersey. We have asked the state for clarification that the agreement applies to off-site work, and the state is considering the request. Although the aggregate amount of additional costs that we may incur pursuant to the remediation cannot currently be ascertained, we do not currently believe that fulfillment of our obligations under the agreement or otherwise will result in costs that are material to our financial condition, results of operations or cash flow.
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
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Shares of common stock repurchased by the Company during the quarter ended November 19, 2011, were as follows:
Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs
August 28, 2011 to September 24, 2011	—	$—	—	$968,626,605
September 25, 2011 to October 22, 2011	495,979	322.09	495,979	808,876,585
October 23, 2011 to November 19, 2011	458,410	327.25	458,410	658,861,646

Total	954,389	$324.57	954,389	$658,861,646

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on September 28, 2011, to increase the repurchase authorization to $11.15 billion from $10.4 billion and does not have an expiration date. All of the above repurchases were part of this program. We had no share repurchases of our common stock subsequent to November 19, 2011.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Removed and Reserved.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.
The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Fifth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 28, 2011.

*10.1	Second Amendment to AutoZone, Inc. Executive Deferred Compensation Plan incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 14, 2011.

*10.2	First Amendment to AutoZone, Inc. Fourth Amended and Restated Executive Stock Purchase Plan incorporated by reference to Exhibit 10.2 to the Form 8-K dated December 14, 2011.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Document

**101.LAB	XBRL Taxonomy Extension Labels Document

**101.PRE XBRL	Taxonomy Extension Presentation Document

**101.DEF XBRL	Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.

**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

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
Senior Vice President, Controller
(Principal Accounting Officer)
Dated: December 15, 2011

EXHIBIT INDEX
The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Fifth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 28, 2011.

*10.1	Second Amendment to AutoZone, Inc. Executive Deferred Compensation Plan incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 14, 2011.

*10.2	First Amendment to AutoZone, Inc. Fourth Amended and Restated Executive Stock Purchase Plan incorporated by reference to Exhibit 10.2 to the Form 8-K dated December 14, 2011.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Document

**101.LAB	XBRL Taxonomy Extension Labels Document

**101.PRE	XBRL Taxonomy Extension Presentation Document

**101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.

**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”