Form 10-Q
period 2012-02-11
AUTOZONE INC
filed 2012-03-08
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 11, 2012, or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value – 38,971,412 shares outstanding as of March 2, 2012.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	February 11, 2012	August 27, 2011

Assets
Current assets:
Cash and cash equivalents	$103,207	$97,606
Accounts receivable	144,790	140,690
Merchandise inventories	2,577,704	2,466,107
Other current assets	82,863	88,022

Total current assets	2,908,564	2,792,425

Property and equipment:
Property and equipment	4,488,383	4,371,872
Less: Accumulated depreciation and amortization	(1,763,987)	(1,702,997)

	2,724,396	2,668,875

Goodwill	302,645	302,645
Deferred income taxes	19,685	10,661
Other long-term assets	101,174	94,996

	423,504	408,302

	$6,056,464	$5,869,602

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,824,873	$2,755,853
Accrued expenses and other	430,588	449,327
Income taxes payable	62,150	25,185
Deferred income taxes	169,618	166,449
Short-term borrowings	29,560	34,082

Total current liabilities	3,516,789	3,430,896

Long-term debt	3,434,800	3,317,600
Other long-term liabilities	400,399	375,338

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 39,452 shares issued and 38,951 shares outstanding as of February 11, 2012; 44,084 shares issued and 40,109 shares outstanding as of August 27, 2011	395	441
Additional paid-in capital	588,234	591,384
Retained deficit	(1,605,514)	(643,998)
Accumulated other comprehensive loss	(106,134)	(119,691)
Treasury stock, at cost	(172,505)	(1,082,368)

Total stockholders’ deficit	(1,295,524)	(1,254,232)

	$6,056,464	$5,869,602

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands, except per share data)	February 11, 2012	February 12, 2011	February 11, 2012	February 12, 2011

Net sales	$1,804,069	$1,660,946	$3,728,411	$3,452,608
Cost of sales, including warehouse and delivery expenses	877,854	815,335	1,818,569	1,699,249

Gross profit	926,215	845,611	1,909,842	1,753,359
Operating, selling, general and administrative expenses	625,564	573,863	1,268,257	1,175,491

Operating profit	300,651	271,748	641,585	577,868
Interest expense, net	38,923	39,576	78,017	76,829

Income before income taxes	261,728	232,172	563,568	501,039
Income taxes	94,798	84,116	205,513	180,908

Net income	$166,930	$148,056	$358,055	$320,131

Weighted average shares for basic earnings per share	39,281	43,399	39,573	44,034
Effect of dilutive stock equivalents	956	979	978	972

Adjusted weighted average shares for diluted earnings per share	40,237	44,378	40,551	45,006

Basic earnings per share	$4.25	$3.41	$9.05	$7.27

Diluted earnings per share	$4.15	$3.34	$8.83	$7.11

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Four Weeks Ended
(in thousands)	February 11, 2012	February 12, 2011

Cash flows from operating activities:
Net income	$358,055	$320,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	96,170	88,417
Amortization of debt origination fees	3,573	3,898
Income tax benefit from exercise of stock options	(21,793)	(15,847)
Deferred income taxes	5,956	(1,955)
Share-based compensation expense	15,045	12,119
Changes in operating assets and liabilities:
Accounts receivable	(3,796)	(13,903)
Merchandise inventories	(113,450)	(104,770)
Accounts payable and accrued expenses	49,095	65,957
Income taxes payable	58,511	75,513
Other, net	13,848	11,549

Net cash provided by operating activities	461,214	441,109

Cash flows from investing activities:
Capital expenditures	(132,430)	(108,357)
Purchase of marketable securities	(18,970)	(22,581)
Proceeds from sale of marketable securities	16,403	19,454
Disposal of capital assets and other, net	5,803	2,158

Net cash used in investing activities	(129,194)	(109,326)

Cash flows from financing activities:
Net proceeds from commercial paper	117,200	25,300
Net (payments) proceeds of short-term borrowings	(3,548)	12,493
Proceeds from issuance of debt	—	500,000
Repayment of debt	—	(199,300)
Net proceeds from sale of common stock	33,050	33,249
Purchase of treasury stock	(482,270)	(694,050)
Income tax benefit from exercise of stock options	21,793	15,847
Payments of capital lease obligations	(12,485)	(10,903)
Other, net	—	(5,450)

Net cash used in financing activities	(326,260)	(322,814)

Effect of exchange rate changes on cash	(159)	632

Net increase in cash and cash equivalents	5,601	9,601
Cash and cash equivalents at beginning of period	97,606	98,280

Cash and cash equivalents at end of period	$103,207	$107,881

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – General

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

Operating results for the twelve and twenty-four weeks ended February 11, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2012. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2011 and fiscal 2012 each have 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Recent Accounting Pronouncements: In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income, which amends Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income. The purpose of ASU 2011-12 is to defer the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05, Presentation of Comprehensive Income, until the FASB is able to reconsider operational concerns related to ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The Company does not expect the provisions of ASU 2011-05 or ASU 2011-12 to have a material impact on the consolidated financial statements. Both ASU 2011-05 and ASU 2011-12 will be effective for the Company’s fiscal year ending August 31, 2013, including interim periods within that year.

Note B – Share-Based Payments

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

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $7.5 million for the twelve week period ended February 11, 2012, and was $7.0 million for the comparable prior year period. Share-based compensation expense was $15.0 million for the twenty-four week period ended February 11, 2012, and was $12.1 million for the comparable prior year period.

During the twenty-four week period ended February 11, 2012, 294,387 shares of stock options were exercised at a weighted average exercise price of $113.18. In the comparable prior year period, 339,370 shares of stock options were exercised at a weighted average exercise price of $101.44.

The Company made stock option grants of 377,130 shares during the twenty-four week period ended February 11, 2012, and granted options to purchase 424,780 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the twenty-four week periods ended February 11, 2012, and February 12, 2011, using the Black-Scholes-Merton multiple-option pricing valuation model, was $93.42 and $58.58 per share, respectively, using the following weighted average key assumptions:

	Twenty-Four Weeks Ended
	February 11, 2012	February 12, 2011

Expected price volatility	31%	31%
Risk-free interest rate	0.7%	1.0%
Weighted average expected lives (in years)	5.3	4.3
Forfeiture rate	10%	10%
Dividend yield	0%	0%

See AutoZone’s Annual Report on Form 10-K for the year ended August 27, 2011, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s 2011 Equity Incentive Award Plan and the 2011 Director Compensation Program.

For the twelve week period ended February 11, 2012, 1,500 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 1,260 anti-dilutive shares were excluded from the diluted earnings per share computation. There were 1,500 anti-dilutive shares excluded from the diluted earnings per share computation for the twenty-four week period ended February 11, 2012, and 1,260 anti-dilutive shares excluded for the comparable prior year.

Note C – Fair Value Measurements

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	February 11, 2012
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$13,624	$—	$—	$13,624
Other long-term assets	55,734	6,169	—	61,903

	$69,358	$6,169	$—	$75,527

	August 27, 2011
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$11,872	$—	$—	$11,872
Other long-term assets	55,390	5,869	—	61,259

	$67,262	$5,869	$—	$73,131

At February 11, 2012, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheet consisted of short-term marketable securities of $13.6 million, which are included within Other current assets, and long-term marketable securities of $61.9 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable securities, by asset class, are described in “Note D – Marketable Securities”.

Non-Financial Assets measured at Fair Value on a Non-Recurring Basis

Non-financial assets could be required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. The assets could include assets acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. During the twenty-four week periods ended February 11, 2012 and February 12, 2011, the Company did not have any significant non-financial assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

Financial Instruments not Recognized at Fair Value

The Company has financial instruments, including cash and cash equivalents, accounts receivable, other current assets and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short maturities. A discussion of the carrying values and fair values of the Company’s debt is included in “Note H – Financing”.

Note D – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model”. Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	February 11, 2012
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$25,756	$261	$(23)	$25,994
Government bonds	28,710	232	(4)	28,938
Mortgage-backed securities	3,413	22	(17)	3,418
Asset-backed securities and other	17,081	96	—	17,177

	$74,960	$611	$(44)	$75,527

	August 27, 2011
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$26,261	$229	$(45)	$26,445
Government bonds	29,464	343	—	29,807
Mortgage-backed securities	4,291	55	—	4,346
Asset-backed securities and other	12,377	156	—	12,533

	$72,393	$783	$(45)	$73,131

The debt securities held at February 11, 2012, had effective maturities ranging from less than one year to approximately 3 years. The Company did not realize any material gains or losses on its marketable securities during the twenty-four week period ended February 11, 2012.

The Company holds eight securities that are in an unrealized loss position of approximately $44 thousand at February 11, 2012. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.

Note E – Derivative Financial Instruments

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

At February 11, 2012, the Company had $3.9 million recorded in Accumulated other comprehensive loss related to net realized losses associated with terminated interest rate swap derivatives which were designated as hedges. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twenty-four week period ended February 11, 2012, the Company reclassified $813 thousand of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $453 thousand of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $1.5 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note F – Merchandise Inventories

Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method for domestic inventories and the first-in, first-out (“FIFO”) method for Mexico inventories. Included in inventories are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $261.0 million at February 11, 2012, and $253.3 million at August 27, 2011.

Note G – Pension and Savings Plans

The components of net periodic pension expense related to the Company’s pension plans consisted of the following:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 11, 2012	February 12, 2011	February 11, 2012	February 12, 2011

Interest cost	$2,819	$2,570	$5,637	$5,139
Expected return on plan assets	(2,704)	(2,152)	(5,408)	(4,304)
Amortization of net loss	2,260	2,170	4,521	4,341

Net periodic pension expense	$2,375	$2,588	$4,750	$5,176

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the twenty-four week period ended February 11, 2012, the Company made contributions to its funded plan in the amount of $2.6 million. The Company expects to contribute approximately $14.1 million to the plan during the remainder of fiscal 2012; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

Note H – Financing

The Company’s long-term debt consisted of the following:

(in thousands)	February 11, 2012	August 27, 2011

5.875% Senior Notes due October 2012, effective interest rate of 6.33%	$300,000	$300,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.500% Senior Notes due January 2014, effective interest rate of 6.63%	500,000	500,000
5.750% Senior Notes due January 2015, effective interest rate of 5.89%	500,000	500,000
5.500% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.950% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
Commercial paper, weighted average interest rate of 0.43% and 0.35% at February 11, 2012 and August 27, 2011, respectively	684,800	567,600

	$3,434,800	$3,317,600

As of February 11, 2012, the commercial paper borrowings and the 5.875% Senior Notes due October 2012 mature in the next twelve months, but are classified as long-term in the accompanying Condensed Consolidated Balance Sheets, as the Company has the ability and intent to refinance them on a long-term basis. Specifically, excluding the effect of commercial paper borrowings, the Company had $996.6 million of availability under its $1.0 billion revolving credit facility, expiring in September 2016, which would allow it to replace these short-term obligations with long-term financing.

In addition to the long-term debt discussed above, as of February 11, 2012, the Company had $29.6 million of short-term borrowings that are scheduled to mature in the next 12 months. The short-term borrowings are unsecured, peso-denominated borrowings and accrued interest at 4.64% as of February 11, 2012.

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

The fair value of the Company’s debt was estimated at $3.730 billion as of February 11, 2012, and $3.633 billion as of August 27, 2011, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms. Such fair value is greater than the carrying value of debt by $265.6 million at February 11, 2012, and $281.0 million at August 27, 2011.

Note I – Stock Repurchase Program

From January 1, 1998 to February 11, 2012, the Company has repurchased a total of 128.8 million shares at an aggregate cost of $10.7 billion, including 1,455,046 shares of its common stock at an aggregate cost of $482.3 million during the twenty-four week period ended February 11, 2012. On September 28, 2011, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $10.4 billion to $11.15 billion. Considering cumulative repurchases as of February 11, 2012, the Company had $486.4 million remaining under the Board’s authorization to repurchase its common stock.

On March 7, 2012, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $11.15 billion to $11.9 billion. Subsequent to February 11, 2012, the Company has repurchased 26,240 shares of its common stock at an aggregate cost of $10.0 million.

During the twenty-four week period ended February 11, 2012, the Company retired 4.9 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1,319.6 million and decreased Additional paid-in capital by $72.5 million. During the comparable prior year period, the Company retired 6.6 million shares of treasury stock, which increased Retained deficit by $1,247.7 million and decreased Additional paid-in capital by $82.2 million.

Note J – Comprehensive Income

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

Comprehensive income consisted of the following:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 11, 2012	February 12, 2011	February 11, 2012	February 12, 2011

Net income	$166,930	$148,056	$358,055	$320,131
Foreign currency translation adjustments	20,726	3,614	(3,261)	16,282
Net impact from derivative instruments	255	(3,939)	3,132	(4,998)
Pension liability adjustments	3,378	1,620	13,797	3,243
Unrealized gains (losses) from marketable securities	150	(327)	(111)	(400)

Comprehensive income	$191,439	$149,024	$371,612	$334,258

Note K – Litigation

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

Note L – Segment Reporting

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

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 4,867 stores in the United States, including Puerto Rico, and Mexico. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 11, 2012	February 12, 2011	February 11, 2012	February 12, 2011

Net Sales
Auto Parts Stores	$1,762,903	$1,623,949	$3,647,041	$3,378,936
Other	41,166	36,997	81,370	73,672

Total	$1,804,069	$1,660,946	$3,728,411	$3,452,608

Segment Profit
Auto Parts Stores	$894,493	$816,692	$1,846,850	$1,695,558
Other	31,722	28,919	62,992	57,801

Gross profit	926,215	845,611	1,909,842	1,753,359
Operating, selling, general and administrative expenses	(625,564)	(573,863)	(1,268,257)	(1,175,491)
Interest expense, net	(38,923)	(39,576)	(78,017)	(76,829)

Income before income taxes	$261,728	$232,172	$563,568	$501,039

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of February 11, 2012, the related condensed consolidated statements of income for the twelve and twenty-four week periods ended February 11, 2012 and February 12, 2011, and the condensed consolidated statements of cash flows for the twenty-four week periods ended February 11, 2012 and February 12, 2011. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AutoZone, Inc. as of August 27, 2011, and the related consolidated statements of income, stockholders’ deficit, and cash flows for the year then ended, not presented herein, and, in our report dated October 24, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 27, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

March 8, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the nation’s leading retailer and a leading distributor of automotive replacement parts and accessories in the United States. We began operations in 1979 and at February 11, 2012, operated 4,580 stores in the United States, including Puerto Rico, and 287 in Mexico. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At February 11, 2012, in 2,825 of our domestic stores, we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve and twenty-four weeks ended February 11, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2012. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2011 and fiscal 2012 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales were up 8.6% for the quarter, driven by domestic same store sales growth of 5.9%. We experienced sales growth from both our retail and commercial customers. Earnings per share increased 24.4% for the quarter.

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

More recently, we feel other macroeconomic factors have adversely impacted both our consumer and our industry. During the second quarter of fiscal 2012, the average price per gallon of unleaded gasoline in the United States was $3.52, up $0.38 or 11% from $3.14 in the comparable prior year period. We believe that the increase in gas prices is reducing discretionary spending for all consumers, and, in particular, our customers. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

Our primary response to fluctuations in the demand for the products we sell are to adjust our inventory levels, store staffing, and advertising messages. We continue to believe we are well positioned to help our customers save money and meet their needs in a challenging macro environment.

Historically, the two statistics that we believed had the closest correlation to our market growth over the long-term were miles driven and the number of seven year old or older vehicles on the road. While over the long-term, we have seen a close correlation between our net sales and the number of miles driven, we have also seen short time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. Since the beginning of fiscal year 2011 and through December 2011 (latest publicly available information), miles driven have decreased slightly as compared to the corresponding prior year period, while the average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. We believe that annual miles driven will return to a low single digit growth rate over time and that the number of seven year old or older vehicles will continue to increase; however, we are unable to predict the impact, if any, these indicators will have on future results.

In the second quarter, we believe that weather had an impact in the mix of products that we sold. Typically, failure related categories contribute the largest percentage of our sales in any quarter. While this trend continued during second quarter, we did experience a slight decline in mix of failure related categories as compared to the prior year. Conversely, the maintenance and discretionary categories experienced a slight increase in mix as compared to the prior year. We remain focused on refining and expanding our product assortment to ensure we have the best merchandise at the right price in each of our categories.

Twelve Weeks Ended February 11, 2012,

Compared with Twelve Weeks Ended February 12, 2011

Net sales for the twelve weeks ended February 11, 2012, increased $143.1 million to $1.804 billion, or 8.6%, over net sales of $1.661 billion for the comparable prior year period. Total auto parts sales increased by 8.6%, primarily driven by a domestic same store sales (sales for stores open at least one year) increase of 5.9% and net sales of $47.3 million from new stores. The domestic same store sales increase was driven by higher transaction value, partially offset by decreased transaction counts. Higher transaction value is attributable to product inflation due to more complex, costly products and commodity price increases.

Gross profit for the twelve weeks February 11, 2012, was $926.2 million, or 51.3% of net sales, compared with $845.6 million, or 50.9% of net sales, during the comparable prior year period. The improvement in gross margin was primarily attributable to lower shrink expense (35 basis points).

Operating, selling, general and administrative expenses for the twelve weeks ended February 11, 2012, were $625.6 million, or 34.7% of net sales, compared with $573.9 million, or 34.6% of net sales, during the comparable prior year period. The primary contributor to the increase in operating expenses was higher self insurance costs (59 basis points), partially offset by leverage of other operating expenses due to higher sales volumes.

Net interest expense for the twelve weeks ended February 11, 2012, was $38.9 million compared with $39.6 million during the comparable prior year period. This decrease was primarily due to a decrease in borrowing rates, offset by the increase in debt over the comparable prior year period. Average borrowings for the twelve weeks ended February 11, 2012, were $3.428 billion, compared with $3.145 billion for the comparable prior year period. Weighted average borrowing rates were 4.7% for the twelve weeks ended February 11, 2012, and 5.0% for the twelve weeks ended February 12, 2011.

Our effective income tax rate was 36.2% of pretax income for the twelve weeks ended February 11, 2012, and 36.2% for the comparable prior year period.

Net income for the twelve week period ended February 11, 2012, increased by $18.9 million to $166.9 million, and diluted earnings per share increased by 24.4% to $4.15 from $3.34 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.35.

Twenty-Four Weeks Ended February 11, 2012,

Compared with Twenty-Four Weeks Ended February 12, 2011

Net sales for the twenty-four weeks ended February 11, 2012, increased $275.8 million to $3.728 billion, or 8.0% over net sales of $3.453 billion for the comparable prior year period. Total auto parts sales increased by 7.9%, primarily driven by an increase in domestic comparable store sales of 5.2% and net sales of $94.5 million from new stores. The domestic same store sales increase was driven by higher transaction value and, partially offset by decreased transaction count trends.

Gross profit for the twenty-four weeks ended February 11, 2012, was $1.910 billion, or 51.2% of net sales, compared with $1.753 billion, or 50.8% of net sales, during the comparable prior year period. The improvement in gross margin was primarily attributable to lower shrink expense (26 basis points) and distribution costs leveraging on higher sales (21 basis points).

Operating, selling, general and administrative expenses for the twenty-four weeks ended February 11, 2012, were $1.268 billion, or 34.0% of net sales, compared with $1.175 billion, or 34.0% of net sales, during the comparable prior year period. The slight improvement in operating expenses was due to lower incentive compensation (21 basis points), favorable legal expense (20 basis points) and leverage from higher sales volumes, partially offset by higher self insurance costs (55 basis points).

Net interest expense for the twenty-four weeks ended February 11, 2012, was $78.0 million compared with $76.8 million during the comparable prior year period. This increase was primarily due to the increase in debt over the comparable prior year period, partially offset by a decline in borrowing rates. Average borrowings for the twenty-four weeks ended February 11, 2012, were $3.357 billion, compared with $3.003 billion for the comparable prior year period. Weighted average borrowing rates were 4.8% for the twenty-four weeks ended February 11, 2012, and 5.2% for the twenty-four weeks ended February 12, 2011.

Our effective income tax rate was 36.5% of pretax income for the twenty-four weeks ended February 11, 2012, and 36.1% for the comparable prior year period.

Net income for the twenty-four week period ended February 11, 2012, increased by $37.9 million to $358.1 million, and diluted earnings per share increased by 24.1% to $8.83 from $7.11 in the comparable prior year period. The impact on year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.67.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the twenty-four weeks ended February 11, 2012, our net cash flows from operating activities provided $461.2 million as compared with $441.1 million provided during the comparable prior year period. The increase is primarily due to higher net income, partially offset by the timing of income tax payments.

Our net cash flows from investing activities for the twenty-four weeks ended February 11, 2012, used $129.2 million as compared with $109.3 million used in the comparable prior year period. Capital expenditures for the twenty-four weeks ended February 11, 2012, were $132.4 million compared to $108.4 million for the comparable prior year period. The increase is primarily driven by a shift in the mix in types of stores opened, as well as increased store openings and increased investment in our hub initiative. During this twenty-four week period, we opened 54 net new stores. In the comparable prior year period, we opened 47 net new stores. Investing cash flows were also impacted by our wholly owned insurance captive, which purchased $19.0 million and sold $16.4 million in marketable securities during the twenty-four weeks ended February 11, 2012. During the comparable prior year period, the captive purchased $22.6 million in marketable securities and sold $19.5 million in marketable securities. Capital asset disposals provided $5.8 million during the twenty-four week period ended February 11, 2012, and $2.2 million in the comparable prior year period.

Our net cash flows from financing activities for the twenty-four weeks ended February 11, 2012, used $326.3 million compared to $322.8 million used in the comparable prior year period. There were no proceeds from the issuance of debt for the current twenty-four week period ended February 11, 2012. During the comparable prior year, proceeds from the issuance of debt totaled $500.0 million. Those proceeds were used for the repayment of debt of $199.3 million, the repayment of a portion of our commercial paper borrowings, and general corporate purposes. For the twenty-four weeks ended February 11, 2012, net proceeds from borrowings of commercial paper and short-term borrowings were $113.7 million as compared to net borrowings of $37.8 million in the comparable prior year period. Stock repurchases were $482.3 million in the current twenty-four week period as compared with $694.1 million in the comparable prior year period. For the twenty-four weeks ended February 11, 2012, proceeds from the sale of common stock and exercises of stock options provided $54.8 million, including $21.8 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $49.1 million, including $15.8 million in related tax benefits.

During fiscal 2012, we expect to invest in our business at an increased rate as compared to fiscal 2011. Our investment is expected to be directed primarily to our new-store development program and enhancements to existing stores and infrastructure. The amount of our investments in our new-store program is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States or Mexico, or located in urban or rural areas. During fiscal 2011 and fiscal 2010, our capital expenditures increased by approximately 2% and 16%, respectively, as compared to the prior year, and we expect our capital expenditures for fiscal 2012 to increase by 20% to 25% as compared to fiscal 2011. Our mix of store openings has moved away from build-to-suit leases (lower initial capital investment) to ground leases and land purchases (higher initial capital investment), resulting in increased capital expenditures per store during recent years. We expect this trend to continue during the remainder of the fiscal year ending August 25, 2012.

In addition to the building and land costs, our new-store development program requires working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We had an accounts payable to inventory ratio of 110% at February 11, 2012, as compared to 104% at February 12, 2011. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate.

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

For the trailing four quarters ended February 11, 2012, our after-tax return on invested capital (“ROIC”) was 32.2% as compared to 29.3% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). ROIC increased primarily due to increased after-tax operating profit. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance.

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

As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, we had $283.5 million in available capacity under our $1.0 billion credit facility at February 11, 2012.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the revolving credit facility. As of February 11, 2012, we have $98.7 million in letters of credit outstanding under the letter of credit facility, which expires in June 2013.

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

The 6.500% and 7.125% Senior Notes issued during August 2008, and the 5.750% Senior Notes issued in July 2009, are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded. These notes, along with the 4.000% Senior Notes issued in November 2010, also contain a provision that repayment of the notes may be accelerated if AutoZone experiences a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of February 11, 2012, we were in compliance with all covenants and expect to remain in compliance with all covenants.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.4:1 as of February 11, 2012, and was 2.5:1 as of February 12, 2011. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels.

Stock Repurchases

From January 1, 1998 to February 11, 2012, we have repurchased a total of 128.8 million shares at an aggregate cost of $10.7 billion, including 1,455,046 shares of our common stock at an aggregate cost of $482.3 million during the twenty-four week period ended February 11, 2012. On September 28, 2011, the Board of Directors (the “Board”) voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $10.4 billion to $11.15 billion. Considering cumulative repurchases as of February 11, 2012, we have $486.4 million remaining under the Board’s authorization to repurchase our common stock.

On March 7, 2012, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $11.15 billion to $11.9 billion. Subsequent to February 11, 2012, we have repurchased 26,240 shares of our common stock at an aggregate cost of $10.0 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at February 11, 2012, was $102.3 million compared with $96.6 million at August 27, 2011, and our total surety bonds commitment at February 11, 2012, was $31.1 million compared with $26.3 million at August 27, 2011.

Financial Commitments

As of February 11, 2012, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 27, 2011.

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

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital “ROIC”

The following tables calculate the percentages of ROIC for the trailing four quarters ended February 11, 2012 and February 12, 2011.

	00000000000	00000000000	00000000000	00000000000	00000000000
	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 27, 2011	Twenty-Four Weeks Ended February 12, 2011	Twenty-Eight Weeks Ended August 27, 2011	Twenty-Four Weeks Ended February 11, 2012	Trailing Four Quarters Ended February 11, 2012
Net income	$848,974	$320,131	$528,843	$358,055	$886,898
Adjustments:
Interest expense	170,557	76,829	93,728	78,017	171,745
Rent expense	213,846	96,692	117,154	103,721	220,875
Tax effect(1)	(138,562)	(62,548)	(76,014)	(65,509)	(141,523)

After-tax return	$1,094,815	$431,104	$663,711	$474,284	$1,137,995

Average debt(2)					$3,328,075
Average deficit(3)					(1,210,962)
Rent x 6(4)					1,325,250
Average capital lease obligations(5)					88,413

Pre-tax invested capital					$3,530,776

ROIC					32.2%

	00000000000	00000000000	00000000000	00000000000	00000000000
	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 28, 2010	Twenty-Four Weeks Ended February 13, 2010	Twenty-Eight Weeks Ended August 28, 2010	Twenty-Four Weeks Ended February 12, 2011	Trailing Four Quarters Ended February 12, 2011
Net income	$738,311	$266,633	$471,678	$320,131	$791,809
Adjustments:
Interest expense	158,909	72,650	86,259	76,829	163,088
Rent expense	195,632	88,106	107,526	96,692	204,218
Tax effect(1)	(128,983)	(58,355)	(70,628)	(62,987)	(133,615)

After-tax return	$963,869	$369,034	$594,835	$430,665	$1,025,500

Average debt(2)					$2,902,027
Average deficit(3)					(695,593)
Rent x 6(4)					1,225,308
Average capital lease obligations(5)					74,039

Pre-tax invested capital					$3,505,781

ROIC					29.3%

(1)	The effective tax rate over the trailing four quarters ended February 11, 2012 and February 12, 2011 is 36.0% and 36.3%, respectively.
(2)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(3)	Average equity is equal to the average of our stockholders’ deficit measured as of the previous five quarters.
(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(5)	Average capital lease obligations are equal to the average of our capital lease obligations measured as of the previous five quarters.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Share-Based Expense “EBITDAR”

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended February 11, 2012 and February 12, 2011.

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 27, 2011	Twenty-Four Weeks Ended February 12, 2011	Twenty-Eight Weeks Ended August 27, 2011	Twenty-Four Weeks Ended February 11, 2012	Trailing Four Quarters Ended February 11, 2012
Net income	$848,974	$320,131	$528,843	$358,055	$886,898
Add: Interest expense	170,557	76,829	93,728	78,017	171,745
Income tax expense	475,272	180,908	294,364	205,513	499,877

EBIT	1,494,803	577,868	916,935	641,585	1,558,520
Add: Depreciation expense	196,209	88,417	107,792	96,170	203,962
Rent expense	213,846	96,692	117,154	103,721	220,875
Share-based expense	26,625	12,119	14,506	15,045	29,551

EBITDAR	$1,931,483	$775,096	$1,156,387	$856,521	$2,012,908

Debt					$3,464,360
Capital lease obligations					103,774
Add: Rent x 6(1)					1,325,250

Adjusted debt					$4,893,384

Adjusted debt / EDITDAR					2.4

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 28, 2010	Twenty-Four Weeks Ended February 13, 2010	Twenty-Eight Weeks Ended August 28, 2010	Twenty-Four Weeks Ended February 12, 2011	Trailing Four Quarters Ended February 12, 2011
Net income	$738,311	$266,633	$471,678	$320,131	$791,809
Add: Interest expense	158,909	72,650	86,259	76,829	163,088
Income tax expense	422,194	151,527	270,667	180,908	451,575

EBIT	1,319,414	490,810	828,604	577,868	1,406,472
Add: Depreciation expense	192,084	87,099	104,985	88,417	193,402
Rent expense	195,632	88,106	107,526	96,692	204,218
Share-based expense	19,120	8,867	10,253	12,119	22,372

EBITDAR	$1,726,250	$674,882	$1,051,368	$775,096	$1,826,464

Debt					$3,249,230
Capital lease obligations					81,848
Add: Rent x 6(1)					1,225,308

Adjusted debt					$4,556,386

Adjusted debt / EDITDAR					2.5

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income, which amends Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income. The purpose of ASU 2011-12 is to defer the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05, Presentation of Comprehensive Income, until the FASB is able to reconsider operational concerns related to ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. We do not expect the provisions of ASU 2011-05 or ASU 2011-12 to have a material impact to our consolidated financial statements. The Company does not expect the provisions of ASU 2011-05 or ASU 2011-12 to have a material impact on the consolidated financial statements. Both ASU 2011-05 and ASU 2011-12 will be effective for our fiscal year ending August 31, 2013, including interim periods within that year.

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

At February 11, 2012, there have been no material changes to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 27, 2011, except as described below.

The fair value of our debt was estimated at $3.730 billion as of February 11, 2012, and $3.633 billion as of August 27, 2011, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value is greater than the carrying value of debt by $265.6 million at February 11, 2012 and $281.0 million at August 27, 2011. We had $714.4 million of variable rate debt outstanding at February 11, 2012, and $601.7 million of variable rate debt outstanding at August 27, 2011. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $7.1 million in fiscal 2012. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $2.750 billion at February 11, 2012, and $2.750 billion at August 27, 2011. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $102.0 million at February 11, 2012.

Item 4.	Controls and Procedures.

As of February 11, 2012, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 11, 2012. During or subsequent to the quarter ended February 11, 2012, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

Item 4T.	Controls and Procedures.

Not applicable.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part II, Item 1, of our Quarterly Report on Form 10-Q for the quarterly period ended November 19, 2011.

Item 1A.	Risk Factors.

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Shares of common stock repurchased by the Company during the quarter ended February 11, 2012, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
November 20, 2011 to December 17, 2011	—	$—	—	$658,861,646
December 18, 2011 to January 14, 2012	94,700	337.24	94,700	626,924,622
January 15, 2012 to February 11, 2012	405,957	346.26	405,957	486,356,822

Total	500,657	$344.56	500,657	$486,356,822

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on March 7, 2012, to increase the repurchase authorization to $11.9 billion from $11.15 billion and does not have an expiration date. All of the above repurchases were part of this program. Subsequent to February 11, 2012, the Company has repurchased 26,240 shares of its common stock at an aggregate cost of $10.0 million.

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
Charlie Pleas, III
Senior Vice President, Controller
(Principal Accounting Officer)

Dated: March 8, 2012

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