Form 10-Q
period 2012-05-05
AUTOZONE INC
filed 2012-06-13
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 5, 2012, or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value – 37,433,856 shares outstanding as of June 8, 2012.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	May 5, 2012	August 27, 2011
Assets
Current assets:
Cash and cash equivalents	$103,100	$97,606
Accounts receivable	133,941	140,690
Merchandise inventories	2,629,821	2,466,107
Other current assets	77,410	88,022

Total current assets	2,944,272	2,792,425
Property and equipment:
Property and equipment	4,565,947	4,371,872
Less: Accumulated depreciation and amortization	(1,798,849)	(1,702,997)

	2,767,098	2,668,875
Goodwill	302,645	302,645
Deferred income taxes	22,390	10,661
Other long-term assets	112,449	94,996

	437,484	408,302

	$6,148,854	$5,869,602

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,866,580	$2,755,853
Accrued expenses and other	443,161	449,327
Income taxes payable	80,718	25,185
Deferred income taxes	169,625	166,449
Short-term borrowings	7,309	34,082

Total current liabilities	3,567,393	3,430,896
Long-term debt	3,599,000	3,317,600
Other long-term liabilities	399,290	375,338
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 39,624 shares issued and 38,069 shares outstanding as of May 5, 2012; 44,084 shares issued and 40,109 shares outstanding as of August 27, 2011	396	441
Additional paid-in capital	629,322	591,384
Retained deficit	(1,356,930)	(643,998)
Accumulated other comprehensive loss	(116,657)	(119,691)
Treasury stock, at cost	(572,960)	(1,082,368)

Total stockholders’ deficit	(1,416,829)	(1,254,232)

	$6,148,854	$5,869,602

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands, except per share data)	May 5, 2012	May 7, 2011	May 5, 2012	May 7, 2011
Net sales	$2,111,866	$1,978,369	$5,840,277	$5,430,977
Cost of sales, including warehouse and delivery expenses	1,022,067	964,839	2,840,636	2,664,088

Gross profit	1,089,799	1,013,530	2,999,641	2,766,889
Operating, selling, general and administrative expenses	662,549	620,605	1,930,806	1,796,095

Operating profit	427,250	392,925	1,068,835	970,794
Interest expense, net	39,743	39,916	117,760	116,745

Income before income taxes	387,507	353,009	951,075	854,049
Income taxes	138,921	125,636	344,434	306,544

Net income	$248,586	$227,373	$606,641	$547,505

Weighted average shares for basic earnings per share	38,644	41,978	39,263	43,349
Effect of dilutive stock equivalents	946	977	968	973

Adjusted weighted average shares for diluted earnings per share	39,590	42,955	40,231	44,322

Basic earnings per share	$6.43	$5.42	$15.45	$12.63

Diluted earnings per share	$6.28	$5.29	$15.08	$12.35

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Six Weeks Ended
(in thousands)	May 5, 2012	May 7, 2011
Cash flows from operating activities:
Net income	$606,641	$547,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	145,177	133,347
Amortization of debt origination fees	5,426	6,060
Income tax benefit from exercise of stock options	(37,263)	(22,027)
Deferred income taxes	3,413	(9,771)
Share-based compensation expense	23,872	18,482
Changes in operating assets and liabilities:
Accounts receivable	6,556	(9,872)
Merchandise inventories	(169,578)	(174,138)
Accounts payable and accrued expenses	102,849	277,158
Income taxes payable	92,438	111,823
Other, net	19,076	18,326

Net cash provided by operating activities	798,607	896,893

Cash flows from investing activities:
Capital expenditures	(228,277)	(200,584)
Purchase of marketable securities	(34,132)	(34,720)
Proceeds from sale of marketable securities	30,306	32,087
Disposal of capital assets and other, net	5,870	2,299

Net cash used in investing activities	(226,233)	(200,918)

Cash flows from financing activities:
Net payments of commercial paper	(218,600)	(11,900)
Net (payments) proceeds from short-term borrowings	(24,793)	19,690
Proceeds from issuance of debt	500,000	500,000
Repayment of debt	—	(199,300)
Net proceeds from sale of common stock	50,521	42,147
Purchase of treasury stock	(882,725)	(1,033,488)
Income tax benefit from exercise of stock options	37,263	22,027
Payments of capital lease obligations	(17,352)	(16,683)
Other, net	(10,927)	(17,180)

Net cash used in financing activities	(566,613)	(694,687)
Effect of exchange rate changes on cash	(267)	799

Net increase in cash and cash equivalents	5,494	2,087
Cash and cash equivalents at beginning of period	97,606	98,280

Cash and cash equivalents at end of period	$103,100	$100,367

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

Operating results for the twelve and thirty-six weeks ended May 5, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2012. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2011 and fiscal 2012 each have 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

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

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $8.8 million for the twelve week period ended May 5, 2012, and was $6.4 million for the comparable prior year period. Share-based compensation expense was $23.9 million for the thirty-six week period ended May 5, 2012, and was $18.5 million for the comparable prior year period.

During the thirty-six week period ended May 5, 2012, 467,644 shares of stock options were exercised at a weighted average exercise price of $110.13. In the comparable prior year period, 436,394 shares of stock options were exercised at a weighted average exercise price of $99.87.

The Company made stock option grants of 377,130 shares during the thirty-six week period ended May 5, 2012, and granted options to purchase 424,780 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the thirty-six week periods ended May 5, 2012, and May 7, 2011, using the Black-Scholes-Merton multiple-option pricing valuation model, was $93.42 and $58.58 per share, respectively, using the following weighted average key assumptions:

	Thirty-Six Weeks Ended
	May 5, 2012	May 7, 2011
Expected price volatility	31%	31%
Risk-free interest rate	0.7%	1.0%
Weighted average expected lives (in years)	5.3	4.3
Forfeiture rate	10%	10%
Dividend yield	0%	0%

See AutoZone’s Annual Report on Form 10-K for the year ended August 27, 2011, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s 2011 Equity Incentive Award Plan and the 2011 Director Compensation Program.

For the twelve week periods ended May 5, 2012 and May 7, 2011, there were no anti-dilutive shares excluded from the diluted earnings per share computation. There were 1,500 anti-dilutive shares excluded from the diluted earnings per share computation for the thirty-six week period ended May 5, 2012, and 1,260 anti-dilutive shares excluded for the comparable prior year.

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	May 5, 2012
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$5,542	$—	$—	$5,542
Other long-term assets	60,394	10,808	—	71,202

	$65,936	$10,808	$—	$76,744

	August 27, 2011
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$11,872	$—	$—	$11,872
Other long-term assets	55,390	5,869	—	61,259

	$67,262	$5,869	$—	$73,131

At May 5, 2012, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheet consisted of short-term marketable securities of $5.5 million, which are included within Other current assets, and long-term marketable securities of $71.2 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable securities, by asset class, are described in “Note D – Marketable Securities”.

Non-Financial Assets measured at Fair Value on a Non-Recurring Basis

Non-financial assets could be required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. The assets could include assets acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. During the thirty-six week periods ended May 5, 2012 and May 7, 2011, the Company did not have any significant non-financial assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

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

Note D – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model”. Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	May 5, 2012
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$24,930	$234	$(5)	$25,159
Government bonds	27,792	184	(3)	27,973
Mortgage-backed securities	4,868	26	(4)	4,890
Asset-backed securities and other	18,628	94	—	18,722

	$76,218	$538	$(12)	$76,744

	August 27, 2011
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$26,261	$229	$(45)	$26,445
Government bonds	29,464	343	—	29,807
Mortgage-backed securities	4,291	55	—	4,346
Asset-backed securities and other	12,377	156	—	12,533

	$72,393	$783	$(45)	$73,131

The debt securities held at May 5, 2012, had effective maturities ranging from less than one year to approximately 3 years. The Company did not realize any material gains or losses on its marketable securities during the thirty-six week period ended May 5, 2012.

The Company holds eight securities that are in an unrealized loss position of approximately $12 thousand at May 5, 2012. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.

Note E – Derivative Financial Instruments

During the third quarter of fiscal 2012, the Company entered into two treasury rate locks. These agreements were designated as cash flow hedges and were used to hedge the exposure to variability in future cash flows resulting from changes in variable interest rates related to the $500 million Senior Note debt issuance in April 2012. The treasury rate locks had notional amounts of $300 million and $100 million with associated fixed rates of 2.09% and 2.07% respectively. The locks were benchmarked based on the 10-year U.S. treasury notes. These locks expired on April 20, 2012 and resulted in a loss of $2.8 million, which has been deferred in Accumulated other comprehensive loss and will be reclassified to Interest expense over the life of the underlying debt. The hedges remained highly effective until they expired, and no ineffectiveness was recognized in earnings.

During the first quarter of fiscal 2011, the Company was party to three forward starting swaps, of which two were entered into during the fourth quarter of fiscal 2010 and one was entered into during the first quarter of fiscal 2011. These agreements were designated as cash flow hedges and were used to hedge the exposure to variability in future cash flows resulting from changes in variable interest rates related to the $500 million Senior Note debt issuance during the first quarter of fiscal 2011. The swaps had notional amounts of $150 million, $150 million and $100 million with associated fixed rates of 3.15%, 3.13%, and 2.57%, respectively. The swaps were benchmarked based on the 3-month London InterBank Offered Rate (“LIBOR”). These swaps expired in November 2010 and resulted in a loss of $11.7 million, which has been deferred in Accumulated other comprehensive loss and will be reclassified to Interest expense over the life of the underlying debt. The hedges remained highly effective until they expired, and no ineffectiveness was recognized in earnings.

At May 5, 2012, the Company had $5.4 million recorded in Accumulated other comprehensive loss related to net realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the thirty-six week period ended May 5, 2012, the Company reclassified $1.2 million of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $858 thousand of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $1.7 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Subsequent to May 5, 2012, the Company entered into two treasury rate locks, each with a notional amount of $100 million. These agreements, which are set to expire on November 1, 2012, are cash flow hedges used to hedge the exposure to variability in future cash flows resulting from changes in variable interest rates relating to an anticipated debt transaction. The fixed rates of the hedges are 2.07% and 1.92% and are benchmarked based on the 10-year U.S. treasury notes. It is expected that upon settlement of these agreements, the realized gain or loss will be deferred in Accumulated other comprehensive loss and reclassified to Interest expense over the life of the underlying debt.

Note F – Merchandise Inventories

Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method for domestic inventories and the first-in, first-out (“FIFO”) method for Mexico inventories. Included in inventories are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $266.2 million at May 5, 2012, and $253.3 million at August 27, 2011.

Note G – Pension and Savings Plans

The components of net periodic pension expense related to the Company’s pension plans consisted of the following:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands)	May 5, 2012	May 7, 2011	May 5, 2012	May 7, 2011
Interest cost	$2,819	$2,570	$8,456	$7,709
Expected return on plan assets	(2,704)	(2,152)	(8,112)	(6,456)
Amortization of net loss	2,260	2,170	6,781	6,511

Net periodic pension expense	$2,375	$2,588	$7,125	$7,764

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the thirty-six week period ended May 5, 2012, the Company made contributions to its funded plan in the amount of $4.6 million. The Company expects to contribute approximately $10.7 million to the plan during the remainder of fiscal 2012; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

Note H – Financing

The Company’s long-term debt consisted of the following:

(in thousands)	May 5, 2012	August 27, 2011
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	$300,000	$300,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.500% Senior Notes due January 2014, effective interest rate of 6.63%	500,000	500,000
5.750% Senior Notes due January 2015, effective interest rate of 5.89%	500,000	500,000
5.500% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.950% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	—
Commercial paper, weighted average interest rate of 0.44% and 0.35% at May 5, 2012 and August 27, 2011, respectively	349,000	567,600

	$3,599,000	$3,317,600

As of May 5, 2012, the commercial paper borrowings and the 5.875% Senior Notes due October 2012 mature in the next twelve months, but are classified as long-term in the accompanying Condensed Consolidated Balance Sheets, as the Company has the ability and intent to refinance them on a long-term basis. Specifically, excluding the effect of commercial paper borrowings, the Company had $996.6 million of availability under its $1.0 billion revolving credit facility, expiring in September 2016, which would allow it to replace these short-term obligations with long-term financing.

In addition to the long-term debt discussed above, as of May 5, 2012, the Company had $7.3 million of short-term borrowings that are scheduled to mature in the next 12 months. The short-term borrowings are unsecured, peso-denominated borrowings and accrued interest at 4.63% as of May 5, 2012.

On April 24, 2012, the Company issued $500 million in 3.700% Senior Notes due April 2022 under the Company’s shelf registration statement filed with the Securities and Exchange Commission on April 17, 2012 (the “Shelf Registration”). The Shelf Registration allows the Company to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. The Company used the proceeds from the issuance of debt to repay a portion of the commercial paper borrowings and for general corporate purposes.

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

The fair value of the Company’s debt was estimated at $3.896 billion as of May 5, 2012, and $3.633 billion as of August 27, 2011, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $289.7 million at May 5, 2012, and $281.0 million at August 27, 2011.

Note I – Stock Repurchase Program

From January 1, 1998 to May 5, 2012, the Company has repurchased a total of 129.9 million shares at an aggregate cost of $11.1 billion, including 2,510,029 shares of its common stock at an aggregate cost of $882.7 million during the thirty-six week period ended May 5, 2012. On March 7, 2012, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $11.15 billion to $11.9 billion. Considering the cumulative repurchases as of May 5, 2012, the Company had $835.9 million remaining under the Board’s authorization to repurchase its common stock. Subsequent to May 5, 2012, the Company has repurchased 893,910 shares of its common stock at an aggregate cost of $335.5 million.

During the thirty-six week period ended May 5, 2012, the Company retired 4.9 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1,319.6 million and decreased Additional paid-in capital by $72.5 million. During the comparable prior year period, the Company retired 6.6 million shares of treasury stock, which increased Retained deficit by $1,247.7 million and decreased Additional paid-in capital by $82.2 million.

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

Comprehensive income consisted of the following:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands)	May 5, 2012	May 7, 2011	May 5, 2012	May 7, 2011
Net income	$248,586	$227,373	$606,641	$547,505
Foreign currency translation adjustments	(10,355)	8,508	(13,616)	24,790
Net impact from derivative instruments	(1,513)	405	1,619	(4,594)
Pension liability adjustments	1,372	736	15,169	3,979
Unrealized gains (losses) from marketable securities	(27)	220	(138)	(181)

Comprehensive income	$238,063	$237,242	$609,675	$571,499

Note K – Litigation

The Company was a defendant in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc. et al.,” filed in the U.S. District Court for the Southern District of New York in October 2004. The case was filed by more than 200 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers, against a number of defendants, including automotive aftermarket retailers and aftermarket automotive parts manufacturers. The plaintiffs alleged, inter alia, that some or all of the automotive aftermarket retailer defendants including AutoZone had knowingly received, in violation of the Robinson-Patman Act, from various of the manufacturer defendants benefits such as volume discounts, rebates, early buy allowances and other allowances, fees, and other payments including sham advertising and promotional payments that were not available to Plaintiffs.

In an order issued on September 16, 2010, the court granted motions to dismiss all claims against AutoZone and its co-defendant competitors and suppliers. The court ordered the case closed, but allowed plaintiffs to move for leave to file a third amended complaint. In an order dated September 28, 2011, the court denied the plaintiffs’ motion for leave to file a third amended complaint because the proposed third amended complaint failed to address deficiencies previously identified by the court. On October 26, 2011, plaintiffs filed an appeal of the dismissal in the U.S. Court of Appeals for the Second Circuit. Following mediation, on March 23, 2012, all parties settled the case pursuant to a confidential settlement agreement. On April 5, 2012, the case was withdrawn with prejudice from the U.S. Court of Appeals for the Second Circuit. On April 11, 2012, the case was dismissed with prejudice by the U.S. District Court for the Southern District of New York.

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

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 4,910 stores in the United States, including Puerto Rico, and Mexico. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands)	May 5, 2012	May 7, 2011	May 5, 2012	May 7, 2011
Net Sales
Auto Parts Stores	$2,068,643	$1,939,094	$5,715,683	$5,318,031
Other	43,223	39,275	124,594	112,946

Total	$2,111,866	$1,978,369	$5,840,277	$5,430,977

Segment Profit
Auto Parts Stores	$1,056,587	$983,256	$2,903,437	$2,678,814
Other	33,212	30,274	96,204	88,075

Gross profit	1,089,799	1,013,530	2,999,641	2,766,889
Operating, selling, general and administrative expenses	(662,549)	(620,605)	(1,930,806)	(1,796,095)
Interest expense, net	(39,743)	(39,916)	(117,760)	(116,745)

Income before income taxes	$387,507	$353,009	$951,075	$854,049

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of May 5, 2012, the related condensed consolidated statements of income for the twelve and thirty-six week periods ended May 5, 2012 and May 7, 2011, and the condensed consolidated statements of cash flows for the thirty-six week periods ended May 5, 2012 and May 7, 2011. These financial statements are the responsibility of the Company’s management.

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

June 13, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at May 5, 2012, operated 4,613 stores in the United States, including Puerto Rico, and 297 in Mexico. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At May 5, 2012, in 2,946 of our domestic stores, we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We have commercial programs in select stores in Mexico as well. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve and thirty-six weeks ended May 5, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2012. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2011 and fiscal 2012 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales were up 6.7% for the quarter, driven by domestic same store sales growth of 3.9%. We experienced sales growth from both our retail and commercial customers. Earnings per share increased 18.6% for the quarter.

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

More recently, we feel other macroeconomic factors have adversely impacted both our consumer and our industry. During the third quarter of fiscal 2012, the price per gallon of unleaded gasoline in the United States remained at a high level beginning the quarter at $3.52 per gallon and increasing to $3.79 per gallon. During the prior year, gas prices began the quarter at $3.14 per gallon and increased to $3.97 per gallon. While we have seen recent declines in gas prices as compared to the comparable prior year period, we continue to believe gas prices remain at overall high levels, thereby reducing discretionary spending for all consumers, and, in particular, our customers. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

Our primary response to fluctuations in the demand for the products we sell are to adjust our inventory levels, store staffing, and advertising messages. We continue to believe we are well positioned to help our customers save money and meet their needs in a challenging macro environment.

Historically, the two statistics that we believed had the closest correlation to our market growth over the long-term were miles driven and the number of seven year old or older vehicles on the road. While over the long-term, we have seen a close correlation between our net sales and the number of miles driven, we have also seen short time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. Since the beginning of fiscal year 2011 and through March 2012 (latest publicly available information), miles driven have decreased slightly as compared to the corresponding prior period. However, during the first quarter of calendar 2012, miles driven improved by 1.4% as compared to the prior year period. The average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. We believe that annual miles driven will continue to improve to a low single digit growth rate over time and that the number of seven year old or older vehicles will continue to increase; however, we are unable to predict the impact, if any, these indicators will have on future results.

During the third quarter, we believe that weather had an impact on the mix of products that we sold. Typically, our third quarter benefits from increased sales of maintenance items. However, this category experienced a slight decrease as a percentage of total product mix as compared to the prior year. We believe traditional maintenance jobs were shifted into January and February as a result of the milder than normal winter. We remain focused on refining and expanding our product assortment to ensure we have the best merchandise at the right price in each of our categories.

Twelve Weeks Ended May 5, 2012,

Compared with Twelve Weeks Ended May 7, 2011

Net sales for the twelve weeks ended May 5, 2012, increased $133.5 million to $2.112 billion, or 6.7%, over net sales of $1.978 billion for the comparable prior year period. Total auto parts sales increased by 6.7%, primarily driven by a domestic same store sales (sales for stores open at least one year) increase of 3.9% and net sales of $53.9 million from new stores. The domestic same store sales increase was driven by higher transaction value, partially offset by decreased transaction counts. Higher transaction value is attributable to product inflation due to more complex, costly products and commodity price increases.

Gross profit for the twelve weeks ended May 5, 2012, was $1.090 billion, or 51.6% of net sales, compared with $1.014 billion, or 51.2% of net sales, during the comparable prior year period. The improvement in gross profit was primarily attributable to leveraging distribution costs due to higher sales (25 basis points) and lower shrink expense.

Operating, selling, general and administrative expenses for the twelve weeks ended May 5, 2012, were $662.5 million, or 31.4% of net sales, compared with $620.6 million, or 31.4% of net sales, during the comparable prior year period. During the quarter, operating expenses, as a percentage of sales, were favorably impacted by lower incentive compensation (31 basis points), which was partially offset by higher self-insurance costs (23 basis points).

Net interest expense for the twelve weeks ended May 5, 2012, was $39.7 million compared with $39.9 million during the comparable prior year period. This decrease was primarily due to a decrease in borrowing rates, offset by the increase in debt over the comparable prior year period. Average borrowings for the twelve weeks ended May 5, 2012, were $3.489 billion, compared with $3.219 billion for the comparable prior year period. Weighted average borrowing rates were 4.7% for the twelve weeks ended May 5, 2012, and 5.0% for the twelve weeks ended May 7, 2011.

Our effective income tax rate was 35.8% of pretax income for the twelve weeks ended May 5, 2012, and 35.6% for the comparable prior year period.

Net income for the twelve week period ended May 5, 2012, increased by $21.2 million to $248.6 million, and diluted earnings per share increased by 18.6% to $6.28 from $5.29 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.47.

Thirty-Six Weeks Ended May 5, 2012,

Compared with Thirty-Six Weeks Ended May 7, 2011

Net sales for the thirty-six weeks ended May 5, 2012, increased $409.3 million to $5.840 billion, or 7.5% over net sales of $5.431 billion for the comparable prior year period. Total auto parts sales increased by 7.5%, primarily driven by an increase in domestic comparable same store sales of 4.7% and net sales of $148.5 million from new stores. The domestic same store sales increase was driven by higher transaction value partially offset by decreased transaction counts.

Gross profit for the thirty-six weeks ended May 5, 2012, was $3.000 billion, or 51.4% of net sales, compared with $2.767 billion, or 50.9% of net sales, during the comparable prior year period. The improvement in gross margin was primarily attributable to lower shrink expense (24 basis points) and leveraging distribution costs due to higher sales (22 basis points).

Operating, selling, general and administrative expenses for the thirty-six weeks ended May 5, 2012, were $1.931billion, or 33.1% of net sales, compared with $1.796 billion, or 33.1% of net sales, during the comparable prior year period. The slight improvement in operating expenses was due to lower incentive compensation (25 basis points), favorable legal expense (14 basis points) and leverage from higher sales volumes, partially offset by higher self insurance costs (45 basis points).

Net interest expense for the thirty-six weeks ended May 5, 2012, was $117.8 million compared with $116.7 million during the comparable prior year period. This increase was primarily due to the increase in debt over the comparable prior year period, partially offset by a decline in borrowing rates. Average borrowings for the thirty-six weeks ended May 5, 2012, were $3.401 billion, compared with $3.075 billion for the comparable prior year period. Weighted average borrowing rates were 4.7% for the thirty-six weeks ended May 5, 2012, and 5.1% for the thirty-six weeks ended May 7, 2011.

Our effective income tax rate was 36.2% of pretax income for the thirty-six weeks ended May 5, 2012, and 35.9% for the comparable prior year period.

Net income for the thirty-six week period ended May 5, 2012, increased by $59.1 million to $606.6 million, and diluted earnings per share increased by 22.1% to $15.08 from $12.35 in the comparable prior year period. The impact on year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.87.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the thirty-six weeks ended May 5, 2012, our net cash flows from operating activities provided $798.6 million as compared with $896.9 million provided during the comparable prior year period. The decrease is primarily due to the change in inventories net of payables.

Our net cash flows from investing activities for the thirty-six weeks ended May 5, 2012, used $226.2 million as compared with $200.9 million used in the comparable prior year period. Capital expenditures for the thirty-six weeks ended May 5, 2012, were $228.3 million compared to $200.6 million for the comparable prior year period. The increase is primarily driven by a shift in the mix in types of stores opened and increased investment in our hub initiative. Investing cash flows were also impacted by our wholly owned insurance captive, which purchased $34.1 million and sold $30.3 million in marketable securities during the thirty-six weeks ended May 5, 2012. During the comparable prior year period, the captive purchased $34.7 million in marketable securities and sold $32.1 million in marketable securities. Capital asset disposals and other provided $5.9 million during the thirty-six week period ended May 5, 2012, and $2.3 million in the comparable prior year period.

Our net cash flows from financing activities for the thirty-six weeks ended May 5, 2012, used $566.6 million compared to $694.7 million used in the comparable prior year period. During the thirty six weeks ended May 5, 2012, we received $500.0 million in proceeds from the issuance of debt. The proceeds were used for the repayment of a portion of commercial paper borrowings and general corporate purposes. During the comparable prior year, proceeds from the issuance of debt totaled $500.0 million. Those proceeds were used for the repayment of debt of $199.3 million, the repayment of a portion of our commercial paper borrowings, and general corporate purposes. For the thirty-six weeks ended May 5, 2012, net payments of commercial paper and short-term borrowings were $243.4 million as compared to proceeds from net borrowings of $7.8 million in the comparable prior year period. Stock repurchases were $882.7 million in the current thirty-six week period as compared with $1.033 billion in the comparable prior year period. For the thirty-six weeks ended May 5, 2012, proceeds from the sale of common stock and exercises of stock options provided $87.8 million, including $37.3 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $64.2 million, including $22.0 million in related tax benefits.

During fiscal 2012, we expect to invest in our business at an increased rate as compared to fiscal 2011. Our investment is expected to be directed primarily to our new-store development program and enhancements to existing stores and infrastructure. The amount of our investments in our new-store program is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States or Mexico, or located in urban or rural areas. During fiscal 2011 and fiscal 2010, our capital expenditures increased by approximately 2% and 16%, respectively, as compared to the prior year, and we expect our capital expenditures for fiscal 2012 to increase by 15% to 20% as compared to fiscal 2011. Our mix of store openings has moved away from build-to-suit leases (lower initial capital investment) to ground leases and land purchases (higher initial capital investment), resulting in increased capital expenditures per store during recent years. We expect this trend to continue during the remainder of the fiscal year ending August 25, 2012.

In addition to the building and land costs, our new-store development program requires working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. Accounts payable, as a percent of gross inventory, finished the quarter at 109%, flat with last year’s third quarter. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate.

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

For the trailing four quarters ended May 5, 2012, our after-tax return on invested capital (“ROIC”) was 32.7% as compared to 30.2% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). ROIC increased primarily due to increased after-tax operating profit. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance.

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

As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, we had $619.3 million in available capacity under our $1.0 billion credit facility at May 5, 2012.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the revolving credit facility. As of May 5, 2012, we have $98.7 million in letters of credit outstanding under the letter of credit facility, which expires in June 2013.

On April 24, 2012, we issued $500 million in 3.700% Senior Notes due April 2022 under our shelf registration statement filed with the Securities and Exchange Commission on April 17, 2012 (the “Shelf Registration”). The Shelf Registration allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. Proceeds from the debt issuance on April 24, 2012, were used to repay a portion of the commercial paper borrowings and for general corporate purposes. On November 15, 2010, we issued $500 million in 4.000% Senior Notes due 2020 under a shelf registration statement filed with the Securities and Exchange Commission on July 29, 2008. We used the proceeds from the November 15, 2010 issuance of debt to repay the principal due relating to the 4.750% Senior Notes that matured on November 15, 2010, to repay a portion of the commercial paper borrowings and for general corporate purposes.

The 6.500% and 7.125% Senior Notes issued during August 2008, and the 5.750% Senior Notes issued in July 2009, are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded. These notes, along with the 3.700% Senior Notes issued in April 2012 and the 4.000% Senior Notes issued in November 2010, also contain a provision that repayment of the notes may be accelerated if AutoZone experiences a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of May 5, 2012, we were in compliance with all covenants and expect to remain in compliance with all covenants.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.5:1 as of May 5, 2012, and was 2.4:1 as of May 7, 2011. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels.

Stock Repurchases

From January 1, 1998 to May 5, 2012, we have repurchased a total of 129.9 million shares at an aggregate cost of $11.1 billion, including 2,510,029 shares of our common stock at an aggregate cost of $882.7 million during the thirty-six week period ended May 5, 2012. On March 7, 2012, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $11.15 billion to $11.9 billion. Considering cumulative repurchases as of May 5, 2012, we have $835.9 million remaining under the Board’s authorization to repurchase our common stock. Subsequent to May 5, 2012, we have repurchased 893,910 shares of our common stock at an aggregate cost of $335.5 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at May 5, 2012, was $102.3 million compared with $96.6 million at August 27, 2011, and our total surety bonds commitment at May 5, 2012, was $32.7 million compared with $26.3 million at August 27, 2011.

Financial Commitments

As of May 5, 2012, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 27, 2011.

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

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital “ROIC”

The following tables calculate the percentages of ROIC for the trailing four quarters ended May 5, 2012 and May 7, 2011.

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 27, 2011	Thirty-Six Weeks Ended May 7, 2011	Sixteen Weeks Ended August 27, 2011	Thirty-Six Weeks Ended May 5, 2012	Trailing Four Quarters Ended May 5, 2012
Net income	$848,974	$547,505	$301,469	$606,641	$908,110
Adjustments:
Interest expense	170,557	116,745	53,812	117,760	171,572
Rent expense	213,846	147,252	66,594	158,109	224,703
Tax effect(1)	(138,792)	(95,318)	(43,474)	(99,605)	(143,079)

After-tax return	$1,094,585	$716,184	$378,401	$782,905	$1,161,306

Average debt(2)					$3,399,491
Average deficit(3)					(1,286,645)
Rent x 6(4)					1,348,218
Average capital lease obligations(5)					92,181

Pre-tax invested capital					$3,553,245

ROIC					32.7%

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 28, 2010	Thirty-Six Weeks Ended May 8, 2010	Sixteen Weeks Ended August 28, 2010	Thirty-Six Weeks Ended May 7, 2011	Trailing Four Quarters Ended May 7, 2011
Net income	$738,311	$469,378	$268,933	$547,505	$816,438
Adjustments:
Interest expense	158,909	109,483	49,426	116,745	166,171
Rent expense	195,632	133,560	62,072	147,252	209,324
Tax effect(1)	(127,989)	(87,739)	(40,250)	(95,303)	(135,553)

After-tax return	$964,863	$624,682	$340,181	$716,199	$1,056,380

Average debt(2)					$2,991,244
Average deficit(3)					(835,167)
Rent x 6(4)					1,255,944
Average capital lease obligations(5)					80,302

Pre-tax invested capital					$3,492,323

ROIC					30.2%

(1)	The effective tax rate over the trailing four quarters ended May 5, 2012 and May 7, 2011 is 36.1%, respectively.
(2)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(3)	Average equity is equal to the average of our stockholders’ deficit measured as of the previous five quarters.
(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(5)	Average capital lease obligations are equal to the average of our capital lease obligations measured as of the previous five quarters.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Share-Based Expense “EBITDAR”

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended May 5, 2012 and May 7, 2011.

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 27, 2011	Thirty-Six Weeks Ended May 7, 2011	Sixteen Weeks Ended August 27, 2011	Thirty-Six Weeks Ended May 5, 2012	Trailing Four Quarters Ended May 5, 2012
Net income	$848,974	$547,505	$301,469	$606,641	$908,110
Add: Interest expense	170,557	116,745	53,812	117,760	171,572
Income tax expense	475,272	306,544	168,728	344,434	513,162

EBIT	1,494,803	970,794	524,009	1,068,835	1,592,844
Add: Depreciation expense	196,209	133,347	62,862	145,177	208,039
Rent expense	213,846	147,252	66,594	158,109	224,703
Share-based expense	26,625	18,482	8,143	23,872	32,015

EBITDAR	$1,931,483	$1,269,875	$661,608	$1,395,993	$2,057,601

Debt					$3,606,309
Capital lease obligations					100,687
Add: Rent x 6(1)					1,348,218

Adjusted debt					$5,055,214

Adjusted debt / EBITDAR					2.5

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 28, 2010	Thirty-Six Weeks Ended May 8, 2010	Sixteen Weeks Ended August 28, 2010	Thirty-Six Weeks Ended May 7, 2011	Trailing Four Quarters Ended May 7, 2011
Net income	$738,311	$469,378	$268,933	$547,505	$816,438
Add: Interest expense	158,909	109,483	49,426	116,745	166,171
Income tax expense	422,194	267,814	154,380	306,544	460,924

EBIT	1,319,414	846,675	472,739	970,794	1,443,533
Add: Depreciation expense	192,084	129,918	62,166	133,347	195,513
Rent expense	195,632	133,560	62,072	147,252	209,324
Share-based expense	19,120	13,215	5,905	18,482	24,387

EBITDAR	$1,726,250	$1,123,368	$602,882	$1,269,875	$1,872,757

Debt					$3,220,786
Capital lease obligations					83,027
Add: Rent x 6(1)					1,255,944

Adjusted debt					$4,559,757

Adjusted debt / EBITDAR					2.4

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.

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

At May 5, 2012, there have been no material changes to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 27, 2011, except as described below.

The fair value of our debt was estimated at $3.896 billion as of May 5, 2012, and $3.633 billion as of August 27, 2011, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value is greater than the carrying value of debt by $289.7 million at May 5, 2012 and $281.0 million at August 27, 2011. We had $356.3 million of variable rate debt outstanding at May 5, 2012, and $601.7 million of variable rate debt outstanding at August 27, 2011. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $3.6 million in fiscal 2012. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $3.250 billion at May 5, 2012, and $2.750 billion at August 27, 2011. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $147.7 million at May 5, 2012.

Item 4.	Controls and Procedures.

As of May 5, 2012, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 5, 2012. During or subsequent to the quarter ended May 5, 2012, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

Item 4T.	Controls and Procedures.

Not applicable.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We were a defendant in a lawsuit entitled “Coalition for a Level Playing Field, L.L.C., et al., v. AutoZone, Inc. et al.,” filed in the U.S. District Court for the Southern District of New York in October 2004. The case was filed by more than 200 plaintiffs, which are principally automotive aftermarket warehouse distributors and jobbers, against a number of defendants, including automotive aftermarket retailers and aftermarket automotive parts manufacturers. The plaintiffs alleged, inter alia, that some or all of the automotive aftermarket retailer defendants including AutoZone had knowingly received, in violation of the Robinson-Patman Act, from various of the manufacturer defendants benefits such as volume discounts, rebates, early buy allowances and other allowances, fees, and other payments including sham advertising and promotional payments that were not available to Plaintiffs.

In an order issued on September 16, 2010, the court granted motions to dismiss all claims against AutoZone and its co-defendant competitors and suppliers. The court ordered the case closed, but allowed plaintiffs to move for leave to file a third amended complaint. In an order dated September 28, 2011, the court denied the plaintiffs’ motion for leave to file a third amended complaint because the proposed third amended complaint failed to address deficiencies previously identified by the court. On October 26, 2011, plaintiffs filed an appeal of the dismissal in the U.S. Court of Appeals for the Second Circuit. Following mediation, on March 23, 2012, all parties settled the case pursuant to a confidential settlement agreement. On April 5, 2012, the case was withdrawn with prejudice from the U.S. Court of Appeals for the Second Circuit. On April 11, 2012, the case was dismissed with prejudice by the U.S. District Court for the Southern District of New York.

In 2004, we acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, we voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. We have conducted and paid for (at an immaterial cost to us) remediation of visible contamination on the property and are investigating, and will be addressing, potential vapor intrusion impacts in downgradient residences and businesses. The New Jersey Department of Environmental Protection has indicated that it will assert that we are liable for the downgradient impacts under a joint and severable liability theory, and we intend to contest any such assertion. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, we believe it should be eligible to be reimbursed up to 75 percent of qualified remediation costs by the State of New Jersey. We have asked the state for clarification that the agreement applies to off-site work, and the state is considering the request. Although the aggregate amount of additional costs that we may incur pursuant to the remediation cannot currently be ascertained, we do not currently believe that fulfillment of its obligations under the agreement or otherwise will result in costs that are material to its financial condition, results of operations or cash flow.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Shares of common stock repurchased by the Company during the quarter ended May 5, 2012, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
February 12, 2012 to March 10, 2012	26,240	$381.09	26,240	$1,226,357,062
March 11, 2012 to April 7, 2012	596,123	378.43	596,123	1,000,767,275
April 8, 2012 to May 5, 2012	432,620	381.09	432,620	835,901,241

Total	1,054,983	$379.58	1,054,983	$835,901,241

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on March 7, 2012, to increase the repurchase authorization to $11.9 billion from $11.15 billion and does not have an expiration date. All of the above repurchases were part of this program. Subsequent to May 5, 2012, the Company has repurchased 893,910 shares of its common stock at an aggregate cost of $335.5 million.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Fifth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 28, 2011.

4.1	Officers’ Certificate dated April 24, 2012, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 3.700% Senior Notes due 2022. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 24, 2012.

4.2	Form of 3.700% Senior Notes due 2022. Incorporated by reference from the Form 8-K dated April 24, 2012.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Document

**101.LAB	XBRL Taxonomy Extension Labels Document

**101.PRE	XBRL Taxonomy Extension Presentation Document

**101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

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
Charlie Pleas, III
Senior Vice President, Controller
(Principal Accounting Officer)

Dated: June 13, 2012

EXHIBIT INDEX

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Fifth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 28, 2011.

4.1	Officers’ Certificate dated April 24, 2012, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 3.700% Senior Notes due 2022. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 24, 2012.

4.2	Form of 3.700% Senior Notes due 2022. Incorporated by reference from the Form 8-K dated April 24, 2012.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Document

**101.LAB	XBRL Taxonomy Extension Labels Document

**101.PRE	XBRL Taxonomy Extension Presentation Document

**101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”