Form 10-K
period 2012-08-25
AUTOZONE INC
filed 2012-10-22
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 25, 2012,

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $12,668,552,608.

The number of shares of Common Stock outstanding as of October 15, 2012, was 36,931,946.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement to be filed within 120 days of August 25, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held December 12, 2012, are incorporated by reference into Part III.

Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: credit market conditions; the impact of recessionary conditions; competition; product demand; the ability to hire and retain qualified employees; consumer debt levels; inflation; weather; raw material costs of our suppliers; energy prices; war and the prospect of war, including terrorist activity; construction delays; access to available and feasible financing; and changes in laws or regulations. Certain of these risks are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of our Annual Report on Form 10-K for the year ended August 25, 2012, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results.

PART I

Item 1. Business

Introduction

AutoZone, Inc. (“AutoZone,” the “Company,” “we,” “our” or “us”) is the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at August 25, 2012, operated 4,685 stores in the United States, including Puerto Rico, and 321 in Mexico. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 25, 2012, in 3,053 of our domestic stores, we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We have commercial programs in select stores in Mexico as well. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.

At August 25, 2012, our stores were in the following locations:

Store Count
Alabama	100
Alaska	1
Arizona	121
Arkansas	60
California	502
Colorado	68
Connecticut	38
Delaware	13
Florida	244
Georgia	181
Idaho	22
Illinois	223
Indiana	146
Iowa	23
Kansas	38
Kentucky	87
Louisiana	113
Maine	6
Maryland	48
Massachusetts	76
Michigan	161
Minnesota	35
Mississippi	85
Missouri	104
Montana	9
Nebraska	14
Nevada	58
New Hampshire	20
New Jersey	74
New Mexico	62
New York	140
North Carolina	186
North Dakota	1
Ohio	236
Oklahoma	67
Oregon	36
Pennsylvania	129
Puerto Rico	29

Rhode Island	15
South Carolina	82
South Dakota	3
Tennessee	157
Texas	551
Utah	43
Vermont	2
Virginia	103
Washington	73
Washington, DC	6
West Virginia	31
Wisconsin	57
Wyoming	6

Total Domestic	4,685
Mexico	321

Total	5,006

Marketing and Merchandising Strategy

We are dedicated to providing customers with superior service and trustworthy advice as well as quality automotive parts and products at a great value in conveniently located, well-designed stores. Key elements of this strategy are:

Customer Service

Customer service is the most important element in our marketing and merchandising strategy, which is based upon consumer marketing research. We emphasize that our AutoZoners (employees) should always put customers first by providing prompt, courteous service and trustworthy advice. Our electronic parts catalog assists in the selection of parts as well as warranties that are offered by us or our vendors on many of the parts that we sell. The wide area network in our stores helps us expedite credit or debit card and check approval processes, locate parts at neighboring AutoZone stores, including our hub stores, and in some cases, place special orders directly with our vendors. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive parts through www.autozone.com and offer smartphone apps that provide customers with store locations, driving directions, operating hours, and product availability.

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

Antifreeze & Windshield Washer Fluid

Brake Drums, Rotors, Shoes & Pads

Chemicals, including Brake & Power

Steering Fluid, Oil & Fuel Additives

Oil & Transmission Fluid

Oil, Air, Fuel & Transmission Filters

Oxygen Sensors

Paint & Accessories

Refrigerant & Accessories

Shock Absorbers & Struts

Spark Plugs & Wires

Windshield Wipers

Air Fresheners

Cell Phone Accessories

Drinks & Snacks

Floor Mats & Seat Covers

Mirrors

Performance Products

Protectants & Cleaners

Sealants & Adhesives

Steering Wheel Covers

Stereos & Radios

Tools

Wash & Wax

We believe that the satisfaction of our customers is often impacted by our ability to provide specific automotive products as requested. Each store carries the same basic products, but we tailor our inventory to the makes and models of the vehicles in each store’s trade area, and our sales floor products are tailored to the local store’s demographics. Our hub stores carry a larger assortment of products that are delivered to local satellite stores. We are constantly updating the products we offer to ensure that our inventory matches the products our customers need or desire.

Pricing

We want to be perceived by our customers as the value leader in our industry, by consistently providing quality merchandise at the right price, backed by a satisfactory warranty and outstanding customer service. For many of our products, we offer multiple value choices in a good/better/best assortment, with appropriate price and quality differences from the “good” products to the “better” and “best” products. A key differentiating component versus our competitors is our exclusive line of in-house brands, which includes the Econocraft, Valucraft, AutoZone, Duralast, Duralast Gold, and Duralast Platinum brands. We believe that our overall value compares favorably to that of our competitors.

Brand Marketing: Advertising and Promotions

We believe that targeted advertising and promotions play important roles in succeeding in today’s environment. We are constantly working to understand our customers’ wants and needs so that we can build long-lasting, loyal relationships. We utilize promotions, advertising and loyalty card programs primarily to advise customers about the overall importance of vehicle maintenance, our great value and the availability of high quality parts. Broadcast and internet media are our primary advertising methods of driving traffic to our stores. We utilize in-store signage, in store circulars, and creative product placement and promotions to help educate customers about products that they need.

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

Commercial

Our commercial sales program operates in a highly fragmented market, and we are one of the leading distributors of automotive parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts in the United States, Puerto Rico and Mexico. As a part of the program, we offer credit and delivery to our customers, as well as direct commercial sales through www.autozonepro.com. Through our hub stores, we offer a greater range of parts and products desired by professional technicians. We have dedicated sales teams focused on national, regional and public sector commercial accounts.

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

Store Development

The following table reflects our store development during the past five fiscal years:

	Fiscal Year
	2012	2011	2010	2009	2008
Beginning stores	4,813	4,627	4,417	4,240	4,056
New stores	193	188	213	180	185
Closed stores	—	2	3	3	1

Net new stores	193	186	210	177	184

Relocated stores	10	10	3	9	14

Ending stores	5,006	4,813	4,627	4,417	4,240

We believe that expansion opportunities exist both in markets that we do not currently serve, as well as in markets where we can achieve a larger presence. We attempt to obtain high visibility sites in high traffic locations and undertake substantial research prior to entering new markets. The most important criteria for opening a new store are the projected future profitability and the ability to achieve our required investment hurdle rate. Key factors in selecting new site and market locations include population, demographics, vehicle profile, customer buying trends, commercial businesses, number and strength of competitors’ stores and the cost of real estate. In reviewing the vehicle profile, we also consider the number of vehicles that are seven years old and older, or “our kind of vehicles”; these vehicles are generally no longer under the original manufacturers’ warranties and require more maintenance and repair than newer vehicles. We generally seek to open new stores within or contiguous to existing market areas and attempt to cluster development in markets in a relatively short period of time. In addition to continuing to lease or develop our own stores, we evaluate and may make strategic acquisitions.

Purchasing and Supply Chain

Merchandise is selected and purchased for all stores through our store support centers located in Memphis, Tennessee and Monterrey, Mexico. In fiscal 2012, one class of similar products accounted for 10 percent of our total sales, and one vendor supplied more than 10 percent of our purchases. No other class of similar products accounted for 10 percent or more of our total sales, and no other individual vendor provided more than 10 percent of our total purchases. We believe that we have good relationships with our suppliers. We also believe that alternative sources of supply exist, at similar cost, for most types of product sold. Most of our merchandise flows through our distribution centers to our stores by our fleet of tractors and trailers or by third-party trucking firms.

Our hub stores have increased our ability to distribute products on a timely basis to many of our stores and to expand our product assortment. A hub store generally has a larger assortment of products as well as regular replenishment items that can be delivered to a store in its network within 24 hours. Hub stores are generally replenished from distribution centers multiple times per week.

Competition

The sale of automotive parts, accessories and maintenance items is highly competitive in many areas, including name recognition, product availability, customer service, store location and price. AutoZone competes in the after-market auto parts industry, which includes both the retail DIY and commercial do-it-for-me (“DIFM”) auto parts and products markets.

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

Trademarks and Patents

We have registered several service marks and trademarks in the United States Patent and Trademark office as well as in certain other countries, including our service marks, “AutoZone” and “Get in the Zone,” and trademarks, “AutoZone,” “Duralast,” “Duralast Gold,” “Duralast Platinum,” “Valucraft,” “Econocraft,” “ALLDATA,” “Loan-A-Tool” and “Z-net.” We believe that these service marks and trademarks are important components of our marketing and merchandising strategies.

Employees

As of August 25, 2012, we employed over 70,000 persons, approximately 59 percent of whom were employed full-time. About 92 percent of our AutoZoners were employed in stores or in direct field supervision, approximately 5 percent in distribution centers and approximately 3 percent in store support and other functions. Included in the above numbers are approximately 4,100 persons employed in our Mexico operations.

We have never experienced any material labor disruption and believe that relations with our AutoZoners are good.

AutoZone Websites

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

William C. Rhodes, III, 47—Chairman, President and Chief Executive Officer, Customer Satisfaction

William C. Rhodes, III, was named Chairman of AutoZone during fiscal 2007 and has been President, Chief Executive Officer and a director since March 2005. Prior to his appointment as President and Chief Executive Officer, Mr. Rhodes was Executive Vice President – Store Operations and Commercial. Previously, he held several key management positions with the Company. Prior to 1994, Mr. Rhodes was a manager with Ernst & Young LLP. Mr. Rhodes is currently a member of the Board of Directors for Dollar General Corporation.

William T. Giles, 53—Chief Financial Officer and Executive Vice President – Finance, Information Technology and ALLDATA, Customer Satisfaction

William T. Giles was named Chief Financial Officer and Executive Vice President – Finance, Information Technology and ALLDATA during October 2012. Prior to that, he was Chief Financial Officer and Executive Vice President – Finance, Information Technology and Store Development from fiscal 2007 to October 2012, Executive Vice President, Chief Financial Officer and Treasurer from June 2006 to December 2006, and Executive Vice President, Chief Financial Officer since May 2006. From 1991 to May 2006, he held several positions with Linens N’ Things, Inc., most recently as the Executive Vice President and Chief Financial Officer. Prior to 1991, he was with Melville, Inc. and PricewaterhouseCoopers.

Harry L. Goldsmith, 61—Executive Vice President, General Counsel and Secretary, Customer Satisfaction

Harry L. Goldsmith was elected Executive Vice President, General Counsel and Secretary during fiscal 2006. Previously, he was Senior Vice President, General Counsel and Secretary since 1996 and was Vice President, General Counsel and Secretary from 1993 to 1996.

Mark A. Finestone, 51—Senior Vice President – Merchandising, Customer Satisfaction

Mark A. Finestone was elected Senior Vice President – Merchandising during fiscal 2008. Previously, he was Vice President – Merchandising since 2002. Prior to joining AutoZone in 2002, Mr. Finestone worked for May Department Stores for 19 years where he held a variety of leadership roles which included Divisional Vice President, Merchandising.

William W. Graves, 52—Senior Vice President – Supply Chain and International, Customer Satisfaction

William W. Graves was named Senior Vice President – Supply Chain and International during October 2012. Prior thereto, he was Senior Vice President – Supply Chain from fiscal 2006 to October 2012 and Vice President – Supply Chain from fiscal 2000 to fiscal 2006. From 1992 to 2000, Mr. Graves served in various capacities with the Company.

Ronald B. Griffin, 58—Senior Vice President and Chief Information Officer, Customer Satisfaction

Ronald B. Griffin was elected Senior Vice President and Chief Information Officer in June 2012. Prior to that, he was Senior Vice President, Global Information Technology at Hewlett-Packard Company. During his tenure at Hewlett-Packard Company, he also served as the Chief Information Officer for the Enterprise Business Division. Prior to that, Mr. Griffin was Executive Vice President and Chief Information Officer for Fleming Companies, Inc. He also spent over 12 years with The Home Depot, Inc., with the last eight years in the role of Chief Information Officer. Mr. Griffin also served at Deloitte & Touche LLP and Delta Air Lines, Inc.

Lisa R. Kranc, 59—Senior Vice President – Marketing, Customer Satisfaction

Lisa R. Kranc was elected Senior Vice President – Marketing during fiscal 2001. Previously, she was Vice President – Marketing for Hannaford Bros. Co., a Maine-based grocery chain, since 1997, and was Senior Vice President – Marketing for Bruno’s, Inc., from 1996 to 1997. Prior to 1996, she was Vice President Marketing for Giant Eagle, Inc. since 1992.

Thomas B. Newbern, 50—Senior Vice President – Store Operations and Store Development, Customer Satisfaction

Thomas B. Newbern was elected Senior Vice President – Store Operation and Store Development during October 2012. Previously, Mr. Newbern held the titles Senior Vice President – Store Operations from fiscal 2007 to October 2012 and Vice President – Store Operations from fiscal 1998 to fiscal 2007. Previously, he has held several key management positions with the Company.

Robert D. Olsen, 59—Corporate Development Officer, Customer Satisfaction

Robert D. Olsen was elected Corporate Development Officer during fiscal 2009, with primary responsibility for Mexico, ALLDATA, and other strategic initiatives. Previously, he was Executive Vice President – Store Operations, Commercial, ALLDATA, and Mexico since fiscal 2007. Prior to that time, he was Executive Vice President – Supply Chain, Information Technology, Mexico and Store Development since fiscal 2006 and before that, Senior Vice President since fiscal 2000 with primary responsibility for store development and Mexico operations. From 1993 to 2000, Mr. Olsen was Executive Vice President and Chief Financial Officer of Leslie’s Poolmart. From 1985 to 1989, Mr. Olsen held several positions with AutoZone, including Senior Vice President and Chief Financial Officer and Vice President – Finance and Controller. In October 2012, Mr. Olsen announced his plans to retire, effective late December 2012. In conjunction with the announcement, his responsibilities were transitioned to other executive officers.

Charlie Pleas, III, 47—Senior Vice President and Controller, Customer Satisfaction

Charlie Pleas, III, was elected Senior Vice President and Controller during fiscal 2007. Prior to that, he was Vice President and Controller since 2003. Previously, he was Vice President – Accounting since 2000, and Director of General Accounting since 1996. Prior to joining AutoZone, Mr. Pleas was a Division Controller with Fleming Companies, Inc. where he served in various capacities since 1988.

Larry M. Roesel, 55—Senior Vice President – Commercial, Customer Satisfaction

Larry M. Roesel was elected AutoZone as Senior Vice President – Commercial during fiscal 2007. Mr. Roesel came to AutoZone with more than thirty years of experience with OfficeMax, Inc. and its predecessor, where he served in operations, sales and general management.

Michael A. Womack, 45—Senior Vice President – Human Resources, Customer Satisfaction

Michael A. Womack was elected Senior Vice President – Human Resources in June 2012. He was previously Vice President of Human Resources with Cintas Corp. and had been with Cintas since 2003. Before joining Cintas, he was a law partner with the Littler Mendelson law firm.

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

Demand for products sold by our stores depends on many factors, including:

•

the number of vehicles in current service, including those that are seven years old and older. These vehicles are generally no longer under the original vehicle manufacturers’ warranties and tend to need more maintenance and repair than newer vehicles.

•

rising energy prices. Increases in energy prices may cause our customers to defer purchases of certain of our products as they use a higher percentage of their income to pay for gasoline and other energy costs.

•

the economy. In periods of rapidly declining economic conditions, both retail and commercial customers may defer vehicle maintenance or repair. Additionally, such conditions may affect our customers’ ability to obtain credit. During periods of expansionary economic conditions, more of our DIY customers may pay others to repair and maintain their cars instead of working on their own vehicles or they may purchase new vehicles.

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

We may not be able to sustain our historic rate of sales growth.

We have increased our store count in the past five fiscal years, growing from 4,056 stores at August 25, 2007, to 5,006 stores at August 25, 2012, an average store count increase per year of 5%. Additionally, we have increased annual revenues in the past five fiscal years from $6.170 billion in fiscal 2007 to $8.604 billion in fiscal 2012, an average increase per year of 8%. Annual revenue growth is driven by the opening of new stores and increases in same-store sales. We open new stores only after evaluating customer buying trends and market demand/needs, all of which could be adversely affected by continued job losses, wage cuts, small business failures and microeconomic conditions unique to the automotive industry. Same store sales are impacted both by customer demand levels and by the prices we are able to charge for our products, which can also be negatively impacted by continued recessionary pressures. We cannot provide any assurance that we will continue to open stores at historical rates or continue to achieve increases in same-store sales.

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

Significant changes in macroeconomic factors could adversely affect our financial condition and results of operations.

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

Macroeconomic conditions also impact both our customers and our suppliers. Job growth in the United States has stagnated and unemployment has remained at historically high levels during the past four years. If the United States government is unable to reach agreement on legislation addressing the United States’ current debt level and budget deficit, many economists have predicted another economic recession. Continued recessionary conditions could result in additional job losses and business failures, which could result in our loss of certain small business customers and curtailment of spending by our retail customers. In addition, continued distress in global credit markets, business failures and other recessionary conditions could have a material adverse effect on the ability of our suppliers to obtain necessary short and long-term financing to meet our inventory demands. Moreover, rising energy prices could impact our merchandise distribution, commercial delivery, utility and product costs. All of these macroeconomic conditions could adversely affect our sales growth, margins and overhead, which could adversely affect our financial condition and operations.

Our business depends upon hiring and retaining qualified employees.

We believe that much of our brand value lies in the quality of the more than 70,000 AutoZoners employed in our stores, distribution centers, store support centers and ALLDATA. We cannot be assured that we can continue to hire and retain qualified employees at current wage rates. If we are unable to hire, properly train and/or retain qualified employees, we could experience higher employment costs, reduced sales, losses of customers and diminution of our brand, which could adversely affect our earnings. If we do not maintain competitive wages, our customer service could suffer due to a declining quality of our workforce or, alternatively, our earnings could decrease if we increase our wage rates.

Inability to acquire and provide quality merchandise could adversely affect our sales and results of operations.

We are dependent upon our vendors continuing to supply us with quality merchandise. If our merchandise offerings do not meet our customers' expectations regarding quality and safety, we could experience lost sales, increased costs and exposure to legal and reputational risk. All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety and quality standards. Events that give rise to actual, potential or perceived product safety concerns could expose us to government enforcement action or private litigation and result in costly product recalls and other liabilities. To the extent our suppliers are subject to added government regulation of their product design and/or manufacturing processes, the cost of the merchandise we purchase may rise. In addition, negative customer perceptions regarding the safety or quality of the products we sell could cause our customers to seek alternative sources for their needs, resulting in lost sales. In those circumstances, it may be difficult and costly for us to regain the confidence of our customers. Moreover, if any of our significant vendors experience financial difficulties or otherwise are unable to deliver merchandise to us on a timely basis, or at all, we could have product shortages in our stores that could adversely affect customers’ perceptions of us and cause us to lose customers and sales.

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

We believe our continued strong sales growth is driven in significant part by our brand name. The value in our brand name and its continued effectiveness in driving our sales growth are dependent to a significant degree on our ability to maintain our reputation for safety, high product quality, friendliness, service, trustworthy advice, integrity and business ethics. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor and environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Failure to protect the security of our customers’, employees’ and company information could subject us to costly regulatory enforcement actions, expose us to litigation and our reputation could suffer. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional resources to rebuild our reputation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table reflects the square footage and number of leased and owned properties for our stores as of August 25, 2012:

	No. of Stores	Square Footage
Leased	2,553	16,217,428
Owned	2,453	16,488,376

Total	5,006	32,705,804

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

Item 3. Legal Proceedings

In 2004, we acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, we voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. We have conducted and paid for (at an immaterial cost to us) remediation of contamination on the property. We are also investigating, and will be addressing, potential vapor intrusion impacts in downgradient residences and businesses. The New Jersey Department of Environmental Protection has indicated that it will assert that we are liable for the downgradient impacts under a joint and severable liability theory, and we intend to contest any such assertions due to the existence of other sources of contamination in the area of the property. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, we believe we are eligible to be reimbursed up to 75 percent of qualified remediation costs by the State of New Jersey. We have asked the state for clarification that the agreement applies to off-site work, and the state is considering the request. Although the aggregate amount of additional costs that we may incur pursuant to the remediation cannot currently be ascertained, we do not currently believe that fulfillment of our obligations under the agreement or otherwise will result in costs that are material to our financial condition, results of operations or cash flow.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “AZO.” On October 15, 2012, there were 2,868 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.

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

The following table sets forth the high and low sales prices per share of common stock, as reported by the New York Stock Exchange, for the periods indicated:

	Price Range of Common Stock
	High	Low
Fiscal Year Ended August 25, 2012:
Fourth quarter	$391.90	$353.38
Third quarter	$399.10	$353.80
Second quarter	$356.80	$313.11
First quarter	$341.89	$303.00

Fiscal Year Ended August 27, 2011:
Fourth quarter	$306.00	$266.25
Third quarter	$287.00	$247.36
Second quarter	$276.00	$246.26
First quarter	$253.50	$209.53

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on September 28, 2012, to increase the repurchase authorization by $750 million to raise the cumulative share repurchase authorization to $12.65 billion from $11.90 billion.

Shares of common stock repurchased by the Company during the quarter ended August 25, 2012, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
May 6, 2012, to June 2, 2012	424,000	$371.72	424,000	$678,290,987
June 3, 2012, to June 30, 2012	594,610	379.66	594,610	452,539,653
July 1, 2012, to July 28, 2012	97,900	357.29	97,900	417,560,788
July 29, 2012, to August 25, 2012	168,094	367.67	168,094	355,757,349

Total	1,284,604	$373.77	1,284,604	$355,757,349

The Company also repurchased, at fair value, an additional 24,113 shares in fiscal 2012, 30,864 shares in fiscal 2011, and 30,617 shares in fiscal 2010 from employees electing to sell their stock under the Company’s Sixth Amended and Restated Employee Stock Purchase Plan (the “Employee Plan”), qualified under Section 423 of the Internal Revenue Code, under which all eligible employees may purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the Employee Plan, 19,403 shares were sold to employees in fiscal 2012, 21,608 shares were sold to employees in fiscal 2011, and 26,620 shares were sold to employees in fiscal 2010. At August 25, 2012, 252,972 shares of common stock were reserved for future issuance under the Employee Plan.

Once executives have reached the maximum purchases under the Employee Plan, the Fifth Amended and Restated Executive Stock Purchase Plan (the “Executive Plan”) permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases by executives under the Executive Plan were 3,937 shares in fiscal 2012, 1,719 shares in fiscal 2011, and 1,483 shares in fiscal 2010. At August 25, 2012, 252,400 shares of common stock were reserved for future issuance under the Executive Plan.

Stock Performance Graph

The graph below presents changes in the value of AutoZone’s stock as compared to Standard & Poor’s 500 Composite Index (“S&P 500”) and to Standard & Poor’s Retail Index (“S&P Retail Index”) for the five-year period beginning August 25, 2007 and ending August 25, 2012.

Item 6. Selected Financial Data

(in thousands, except per share data, same store sales and selected operating data)	Fiscal Year Ended August
	2012	2011	2010	2009	2008 (1)
Income Statement Data
Net sales	$8,603,863	$8,072,973	$7,362,618	$6,816,824	$6,522,706
Cost of sales, including warehouse and delivery expenses	4,171,827	3,953,510	3,650,874	3,400,375	3,254,645

Gross profit	4,432,036	4,119,463	3,711,744	3,416,449	3,268,061
Operating, selling, general and administrative expenses	2,803,145	2,624,660	2,392,330	2,240,387	2,143,927

Operating profit	1,628,891	1,494,803	1,319,414	1,176,062	1,124,134
Interest expense, net	175,905	170,557	158,909	142,316	116,745

Income before income taxes	1,452,986	1,324,246	1,160,505	1,033,746	1,007,389
Income tax expense	522,613	475,272	422,194	376,697	365,783

Net income	$930,373	$848,974	$738,311	$657,049	$641,606

Diluted earnings per share	$23.48	$19.47	$14.97	$11.73	$10.04

Adjusted weighted average shares for diluted earnings per share	39,625	43,603	49,304	55,992	63,875

Same Store Sales
Increase in domestic comparable store net sales (2)	3.9%	6.3%	5.4%	4.4%	0.4%
Balance Sheet Data
Current assets	$2,978,946	$2,792,425	$2,611,821	$2,561,730	$2,586,301
Working (deficit) capital	(676,646)	(638,471)	(452,139)	(145,022)	66,981
Total assets	6,265,639	5,869,602	5,571,594	5,318,405	5,257,112
Current liabilities	3,655,592	3,430,896	3,063,960	2,706,752	2,519,320
Debt	3,768,183	3,351,682	2,908,486	2,726,900	2,250,000
Long-term capital leases	72,414	61,360	66,333	38,029	48,144
Stockholders’ (deficit) equity	(1,548,025)	(1,254,232)	(738,765)	(433,074)	229,687
Selected Operating Data
Number of stores at beginning of year	4,813	4,627	4,417	4,240	4,056
New stores	193	188	213	180	185
Closed stores	—	2	3	3	1

Net new stores	193	186	210	177	184

Relocated stores	10	10	3	9	14

Number of stores at end of year	5,006	4,813	4,627	4,417	4,240

Domestic commercial programs	3,053	2,659	2,424	2,303	2,236
Total store square footage (in thousands)	32,706	31,337	30,027	28,550	27,291
Average square footage per store	6,533	6,511	6,490	6,464	6,437
Increase in store square footage	4.4%	4.4%	5.2%	4.6%	4.8%
Inventory per store (in thousands)	$525	$512	$498	$500	$507
Average net sales per store (in thousands)	$1,716	$1,675	$1,595	$1,541	$1,539
Net sales per store square foot	$263	$258	$246	$239	$239
Total employees at end of year (in thousands)	70	65	63	60	57
Inventory turnover (3)	1.6x	1.6x	1.6x	1.5x	1.6x
Accounts payable to inventory ratio	111.4%	111.7%	105.6%	96.0%	95.0%
After-tax return on invested capital (4)	33.0%	31.3%	27.6%	24.4%	23.9%
Adjusted debt to EBITDAR (5)	2.5	2.4	2.4	2.5	2.2
Net cash provided by operating activities (in thousands)	$1,223,981	$1,291,538	$1,196,252	$923,808	$921,100
Cash flow before share repurchases and changes in debt (in thousands) (6)	$949,627	$1,023,927	$947,643	$673,347	$690,621

(1)	The fiscal year ended August 30, 2008 consisted of 53 weeks.
(2)	The domestic comparable sales increases are based on sales for all domestic stores open at least one year. Relocated stores are included in the same store sales computation based on the year the original store was opened. Closed store sales are included in the same store sales computation up to the week it closes, and excluded from the computation for all periods subsequent to closing.
(3)	Inventory turnover is calculated as cost of sales divided by the average merchandise inventory balance over the trailing 5 quarters.
(4)	After-tax return on invested capital is defined as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(5)	Adjusted debt to EBITDAR is defined as the sum of total debt, capital lease obligations and annual rents times six; divided by net income plus interest, taxes, depreciation, amortization, rent and share-based compensation expense. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(6)	Cash flow before share repurchases and changes in debt is defined as the change in cash and cash equivalents less the change in debt plus treasury stock purchases. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at August 25, 2012, operated 4,685 stores in the United States, including Puerto Rico, and 321 in Mexico. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 25, 2012, in 3,053 of our domestic stores, we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We have commercial programs in select stores in Mexico as well. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.

Executive Summary

We achieved strong performance in fiscal 2012, delivering record net income of $930.4 million, a 9.6% increase over the prior year, and sales growth of $530.9 million, a 6.6% increase over the prior year. We completed the year with growth in all areas of our business. We are pleased with the results of our retail business and the increase in our commercial business, where we continue to build our internal sales force and continue to refine our parts assortment. There are various factors occurring within the current economy that affect both our customers and our industry, including the impact of the recession, continued high unemployment, and other challenging economic conditions, which we believe have aided our sales growth during the year. As consumers’ cash flows have decreased due to these factors, we believe consumers have become more likely to keep their current vehicles longer and perform repair and maintenance in order to keep those vehicles well maintained. Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will impact us in the future.

Another macroeconomic factor affecting our customers and our industry is gas prices. We believe gas prices have adversely impacted our customers’ behavior with respect to driving and maintaining their cars. With approximately 11 billion gallons of unleaded gas consumed each month across the U.S., each $1 decrease at the pump contributes approximately $11 billion of additional spending capacity to consumers each month. During fiscal 2012, the average price per gallon of unleaded gasoline in the United States remained at a high level of $3.57 per gallon compared to $3.33 per gallon during fiscal 2011. We continue to believe gas prices remain at overall high levels, thereby reducing discretionary spending for all consumers, and, in particular, our customers. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

During fiscal 2012, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 83% of total sales, with failure related categories continuing to be our strongest performers. While we have not experienced any fundamental shifts in our category sales mix as compared to previous years, we did experience a slight decline in sales of the maintenance category. We believe maintenance related products were negatively impacted by weather. Because of the unusually mild winter across parts of the U.S., we saw less wear on maintenance related products compared to the prior fiscal year. We remain focused on refining and expanding our product assortment to ensure we have the best merchandise at the right price in each of our categories.

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

Miles Driven

We believe that as the number of miles driven increases, consumers’ vehicles are more likely to need service and maintenance, resulting in an increase in the need for automotive hard parts and maintenance items. Prior to the recession, we had seen a close correlation between annual miles driven and our annual net sales; however, this correlation has not existed in the recent recessionary period. Since the beginning of the fiscal year and through June 2012 (latest publicly available information), miles driven remained relatively flat compared to the same period last year. However, during the first two quarters of calendar 2012, miles driven improved by 1.1% compared to the prior year period. Throughout this fiscal year and contrary to the correlation experienced prior to the recession, sales have grown at a consistent rate, while miles driven have grown at a slower rate than what we have historically experienced. We believe that the impact of changes in other factors, primarily an increase in the average age of vehicles, more than offset the impact of miles driven. Over the long-term, we believe that annual miles driven will return to pre-recession low single digit growth rates, and the correlation between annual miles driven and the annual sales growth of our industry should return.

Seven Year Old or Older Vehicles

Since 2008, new vehicle sales have been significantly lower than historical levels, which we believe contributed to an increasing number of seven year old or older vehicles on the road. We estimate vehicles are driven an average of approximately 12,500 miles each year. In seven years, the average miles driven equates to approximately 87,500 miles. Our experience is that at this point in a vehicle’s life, most vehicles are not covered by warranties and increased maintenance is needed to keep the vehicle operating. According to data provided by the Automotive Aftermarket Industry Association, as of December 2011, the average age of vehicles on the road is 10.8 years as compared to 10.6 years as of December 2010. As the number of seven year old or older vehicles on the road increases, we expect an increase in demand for the products that we sell. Although we have seen an improvement in new car sales during fiscal 2011 and 2012, in the near term, we expect the aging vehicle population to continue to increase, as consumers keep their cars longer in an effort to save money during this uncertain economy.

Results of Operations

Fiscal 2012 Compared with Fiscal 2011

For the fiscal year ended August 25, 2012, we reported net sales of $8.604 billion compared with $8.073 billion for the year ended August 27, 2011, a 6.6% increase from fiscal 2011. This growth was driven primarily by an increase in domestic same store sales of 3.9% and sales from new stores of $214.2 million. The improvement in domestic same store sales was driven by higher transaction value, partially offset by decreased transaction counts.

At August 25, 2012, we operated 4,685 domestic stores and 321 stores in Mexico, compared with 4,534 domestic stores and 279 stores in Mexico at August 27, 2011. We reported a total auto parts (domestic and Mexico operations) sales increase of 6.5% for fiscal 2012.

Gross profit for fiscal 2012 was $4.432 billion, or 51.5% of net sales, compared with $4.119 billion, or 51.0% of net sales for fiscal 2011. The improvement in gross margin was primarily attributable to higher merchandise margins (19 basis points) and lower shrink expense (17 basis points). Lower acquisition costs drove the higher merchandise margins for the year.

Operating, selling, general and administrative expenses for fiscal 2012 increased to $2.803 billion, or 32.6% of net sales, from $2.625 billion, or 32.5% of net sales for fiscal 2011. The slight increase in operating expenses, as a percentage of sales, was the result of higher self-insurance costs (42 basis points); partially offset by lower incentive compensation (30 basis points).

Interest expense, net for fiscal 2012 was $175.9 million compared with $170.6 million during fiscal 2011. This increase was primarily due to higher average borrowing levels over the comparable prior year period; partially offset by a decline in borrowing rates. Average borrowings for fiscal 2012 were $3.507 billion, compared with $3.103 billion for fiscal 2011 and weighted average borrowing rates were 4.7% for fiscal 2012, compared to 5.1% for fiscal 2011.

Our effective income tax rate was 36.0% of pre-tax income for fiscal 2012 compared to 35.9% for fiscal 2011.

Net income for fiscal 2012 increased by 9.6% to $930.4 million, and diluted earnings per share increased 20.6% to $23.48 from $19.47 in fiscal 2011. The impact of the fiscal 2012 stock repurchases on diluted earnings per share in fiscal 2012 was an increase of approximately $0.96.

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

At August 27, 2011, we operated 4,534 domestic stores and 279 stores in Mexico, compared with 4,389 domestic stores and 238 stores in Mexico at August 28, 2010. We reported a total auto parts (domestic and Mexico operations) sales increase of 9.6% for fiscal 2011.

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

Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consisted of 16 weeks in 2012, 2011, and 2010. Because the fourth quarter contains the seasonally high sales volume and consists of 16 or 17 weeks, compared with 12 weeks for each of the first three quarters, our fourth quarter represents a disproportionate share of the annual net sales and net income. The fourth quarter of fiscal year 2012 represented 32.1% of annual sales and 34.8% of net income; the fourth quarter of fiscal 2011 represented 32.7% of annual sales and 35.5% of net income; and the fourth quarter of fiscal 2010 represented 33.2% of annual sales and 36.4% of net income.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts and products. Net cash provided by operating activities was $1.224 billion in fiscal 2012, $1.292 billion in fiscal 2011, and $1.196 billion in fiscal 2010. Cash flows from operations are unfavorable to last year due to the change in inventories net of payables, offset by the growth in net income. We had an accounts payable to inventory ratio of 111.4% at August 25, 2012, 111.7% at August 27, 2011, and 105.6% at August 28, 2010. Our inventory increases are primarily attributable to an increased number of stores and to a lesser extent, our efforts to update product assortments in all of our stores. Many of our vendors have supported our initiative to update our product assortments by providing extended payment terms. These extended payment terms have allowed us to continue our high accounts payable to inventory ratio.

Our primary capital requirement has been the funding of our continued new-store development program. From the beginning of fiscal 2010 to August 25, 2012, we have opened 594 new stores. Net cash flows used in investing activities were $374.8 million in fiscal 2012, compared to $319.0 million in fiscal 2011, and $307.4 million in fiscal 2010. We invested $378.1 million in capital assets in fiscal 2012, compared to $321.6 million in fiscal 2011, and $315.4 million in fiscal 2010. The increase in capital expenditures during this time was primarily attributable to the number and types of stores opened, increased investment in our existing stores, and continued investment in our hub store initiative. New store openings were 193 for fiscal 2012, 188 for fiscal 2011, and 213 for fiscal 2010. We also completed 40 hub projects in fiscal 2012 and 20 hub projects in fiscal 2011 as part of our ongoing hub initiative. We invest a portion of our assets held by the Company’s wholly owned insurance captive in marketable securities. We acquired $45.7 million of marketable securities in fiscal 2012, $43.8 million in fiscal 2011, and $56.2 million in fiscal 2010. We had proceeds from the sale of marketable securities of $42.4 million in fiscal 2012, $43.1 million in fiscal 2011, and $52.6 million in fiscal 2010. Capital asset disposals provided $6.6 million in fiscal 2012, $3.3 million in fiscal 2011, and $11.5 million in fiscal 2010.

Net cash used in financing activities was $843.4 million in fiscal 2012, $973.8 million in fiscal 2011, and $883.5 million in fiscal 2010. The net cash used in financing activities reflected purchases of treasury stock which totaled $1.363 billion for fiscal 2012, $1.467 billion for fiscal 2011, and $1.124 billion for fiscal 2010. The treasury stock purchases in fiscal 2012, 2011 and 2010 were primarily funded by cash flows from operations and by increases in debt levels. Proceeds from issuance of debt were $500.0 million for fiscal 2012 and $500.0 million for fiscal 2011; there were no debt issuances in fiscal 2010. In fiscal 2012, the proceeds from the issuance of debt were used for the repayment of a portion of commercial paper borrowings and general corporate purposes, including for working capital requirements, capital expenditures, store openings and stock repurchases. In fiscal 2011, we used the proceeds from the issuance of debt to repay our $199.3 million term loan in November 2010, to repay a portion of our commercial paper borrowings and for general corporate purposes. There were no repayments of debt for fiscal 2012 or fiscal 2010. Net payments of commercial paper and short-term borrowings were $81.3 million for fiscal 2012. In 2011 and 2010, we received proceeds from the issuance of commercial paper and short term borrowing in the amount of $141.5 million and $181.6 million, respectively.

During fiscal 2013, we expect to invest in our business at an increased rate as compared to fiscal 2012. Our investments are expected to be directed primarily to our new-store development program and enhancements to existing stores and infrastructure. The amount of our investments in our new-store program is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States, Mexico or Brazil, or located in urban or rural areas. During fiscal 2012, fiscal 2011, and fiscal 2010, our capital expenditures have increased by approximately 18%, 2% and 16%, respectively, as compared to the prior year. Our mix of store openings has moved away from build-to-suit leases (lower initial capital investment) to ground leases and land purchases (higher initial capital investment), resulting in increased capital expenditures per store over the previous three years, and we expect this trend to continue during the fiscal year ending August 31, 2013.

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

Our cash balances are held in various locations around the world. Of the $103 million and $98 million of cash and cash equivalents at August 25, 2012, and August 27, 2011, respectively, $7.8 million and $6.7 million, respectively, were held outside of the U.S. and were generally utilized to support liquidity needs in our foreign operations. We intend to continue to permanently reinvest the cash in our foreign operations.

For the fiscal year ended August 25, 2012, our after-tax return on invested capital (“ROIC”) was 33.0% as compared to 31.3% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). ROIC increased primarily due to increased after-tax operating profit. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance.

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

The revolving credit facility agreement requires that our consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.50:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. Our consolidated interest coverage ratio as of August 25, 2012 was 4.58:1.

As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, we had $454.9 million of available capacity under our $1.0 billion revolving credit facility at August 25, 2012.

In June 2010, we entered into a letter of credit facility that allows us to request the participating bank issue letters of credit on our behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the revolving credit facility. As of August 25, 2012, we have $98.7 million in letters of credit outstanding under the letter of credit facility, which expires in June 2013.

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

The 5.750% Senior Notes issued in July 2009 and the 6.500% and 7.125% Senior Notes issued during August 2008, (collectively, the “Notes”), are subject to an interest rate adjustment if the debt ratings assigned to the Notes are downgraded. The Notes, along with the 3.700% Senior Notes issued in April 2012 and the 4.000% Senior Notes issued in during November 2010, also contain a provision that repayment of the notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our revolving credit facility, covenants include limitations on total indebtedness, restrictions on liens, a maximum debt to earnings ratio, and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. These covenants are in addition to the consolidated interest coverage ratio discussed above. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs.

As of August 25, 2012, we were in compliance with all covenants related to our borrowing arrangements and expect to remain in compliance with those covenants in the future.

For the fiscal year ended August 25, 2012, our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.5:1 as compared to 2.4:1 as of the comparable prior year end. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based compensation expense to net income. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels.

Stock Repurchases

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors (the “Board”). On March 7, 2012, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $11.15 billion to $11.90 billion. From January 1998 to August 25, 2012, we have repurchased a total of 131.1 million shares at an aggregate cost of $11.5 billion. We repurchased 3.8 million shares of common stock at an aggregate cost of $1.363 billion during fiscal 2012, 5.6 million shares of common stock at an aggregate cost of $1.467 billion during fiscal 2011, and 6.4 million shares of common stock at an aggregate cost of $1.124 billion during fiscal 2010. Considering cumulative repurchases as of August 25, 2012, we have $355.8 million remaining under the Board of Director’s authorization to repurchase our common stock.

Subsequent to August 25, 2012, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $11.90 billion to $12.65 billion. We have repurchased 629,168 shares of common stock at an aggregate cost of $234.6 million during fiscal 2013.

Financial Commitments

The following table shows our significant contractual obligations as of August 25, 2012:

(in thousands)	Total Contractual Obligations	Payment Due by Period
		Less than 1 year	Between 1-3 years	Between 3-5 years	Over 5 years
Long-term debt (1)	$3,718,302	$968,302	$1,000,000	$500,000	$1,250,000
Interest payments (2)	713,417	165,529	232,800	134,775	180,313
Operating leases (3)	1,910,410	217,844	401,596	332,535	958,435
Capital leases (4)	105,404	29,842	53,379	22,183	—
Self-insurance reserves (5)	179,673	63,484	49,306	25,375	41,508
Construction commitments	25,604	25,604	—	—	—

	$6,652,810	$1,470,605	$1,737,081	$1,014,868	$2,430,256

(1)	Long-term debt balances represent principal maturities, excluding interest.
(2)	Represents obligations for interest payments on long-term debt.
(3)	Operating lease obligations are inclusive of amounts accrued within deferred rent and closed store obligations reflected in our consolidated balance sheets.
(4)	Capital lease obligations include related interest.
(5)	Self-insurance reserves reflect estimates based on actuarial calculations. Although these obligations do not have scheduled maturities, the timing of future payments are predictable based upon historical patterns. Accordingly, we reflect the net present value of these obligations in our consolidated balance sheets.

We have pension obligations reflected in our consolidated balance sheet that are not reflected in the table above due to the absence of scheduled maturities and the nature of the account. During fiscal 2012, we made contributions of $15.4 million to the pension plan. We expect to make contributions of approximately $9 million during fiscal 2013; however a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

As of August 25, 2012, our defined benefit obligation associated with our pension plans is $305.2 million and our pension assets are valued at $181.4 million, resulting in a net pension obligation of $123.8 million. Amounts recorded in Accumulated other comprehensive loss are $154.7 million at August 25, 2012. The balance in Accumulated other comprehensive loss will be amortized into pension expense in the future, unless the losses are recovered in future periods through actuarial gains.

Additionally, our tax liability for uncertain tax positions, including interest and penalties, was $31.8 million at August 25, 2012. Approximately $7.5 million is classified as current liabilities and $24.3 million is classified as long-term liabilities. We did not reflect these obligations in the table above as we are unable to make an estimate of the timing of payments due to uncertainties in the timing of the settlement of these tax positions.

Off-Balance Sheet Arrangements

The following table reflects outstanding letters of credit and surety bonds as of August 25, 2012:

(in thousands)	Total Other Commitments
Standby letters of credit	$102,258
Surety bonds	33,083

$135,341

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

Reconciliation of Non-GAAP Financial Measure: Cash Flow Before Share Repurchases and Changes in Debt

The following table reconciles net increase (decrease) in cash and cash equivalents to cash flow before share repurchases and changes in debt, which is presented in “Selected Financial Data”:

	Fiscal Year Ended August
(in thousands)	2012	2011	2010	2009	2008
Net increase (decrease) in cash and cash equivalents	$5,487	$(674)	$5,574	$(149,755)	$155,807
Less: Increase in debt	418,729	442,201	181,586	476,900	314,382
Plus: Share repurchases	1,362,869	1,466,802	1,123,655	1,300,002	849,196

Cash flow before share repurchases and changes in debt	$949,627	$1,023,927	$947,643	$673,347	$690,621

Reconciliation of Non-GAAP Financial Measure: After-tax Return on Invested Capital

The following table calculates the percentage of ROIC. ROIC is calculated as after-tax operating profit (excluding rent) divided by average invested capital (which includes a factor to capitalize operating leases). The ROIC percentages are presented in “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands, except percentages)	2012	2011	2010	2009	2008 (1)
Net income	$930,373	$848,974	$738,311	$657,049	$641,606
Adjustments:
Interest expense	175,905	170,557	158,909	142,316	116,745
Rent expense	229,417	213,846	195,632	181,308	165,121
Tax effect (2)	(145,916)	(137,962)	(128,983)	(117,929)	(102,345)

After-tax return	$1,189,779	$1,095,415	$963,869	$862,744	$821,127

Average debt (3)	$3,508,970	$3,121,880	$2,769,617	$2,468,351	$2,074,738
Average (deficit) equity (4)	(1,372,342)	(993,624)	(507,885)	(75,162)	308,401
Rent x 6 (5)	1,376,502	1,283,076	1,173,792	1,087,848	990,726
Average capital lease obligations (6)	96,027	84,966	62,220	58,901	60,763

Pre-tax invested capital	$3,609,157	$3,496,298	$3,497,744	$3,539,938	$3,434,628

ROIC	33.0%	31.3%	27.6%	24.4%	23.9%

(1)	The fiscal year ended August 30, 2008 consisted of 53 weeks.
(2)	The effective tax rate during fiscal 2012, 2011, 2010, 2009 and 2008 was 36.0%, 35.9%, 36.4%, 36.4% and 36.3%, respectively.
(3)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(4)	Average equity is equal to the average of our stockholders’ (deficit) equity measured as of the previous five quarters.
(5)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(6)	Average capital lease obligations is computed as the average of our capital lease obligations over the previous five quarters.

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

	Fiscal Year Ended August
(in thousands, except ratios)	2012	2011	2010	2009	2008 (1)
Net income	$930,373	$848,974	$738,311	$657,049	$641,606
Add: Interest expense	175,905	170,557	158,909	142,316	116,745
Income tax expense	522,613	475,272	422,194	376,697	365,783

EBIT	1,628,891	1,494,803	1,319,414	1,176,062	1,124,134
Add: Depreciation expense	211,831	196,209	192,084	180,433	169,509
Rent expense	229,417	213,846	195,632	181,308	165,121
Share-based expense	33,363	26,625	19,120	19,135	18,388

EBITDAR	$2,103,502	$1,931,483	$1,726,250	$1,556,938	$1,477,152

Debt	$3,768,183	$3,351,682	$2,908,486	$2,726,900	$2,250,000
Capital lease obligations	102,256	86,656	88,280	54,764	64,061
Rent x 6	1,376,502	1,283,076	1,173,792	1,087,848	990,726

Adjusted debt	$5,246,941	$4,721,414	$4,170,558	$3,869,512	$3,304,787

Adjusted debt to EBITDAR	2.5	2.4	2.4	2.5	2.2

(1)	The fiscal year ended August 30, 2008 consisted of 53 weeks.

Recent Accounting Pronouncements

See Note A of the Notes to Consolidated Financial Statements for a discussion on recent accounting pronouncements.

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

Inventory Reserves and Cost of Sales

LIFO

We state our inventories at the lower of cost or market using the last-in, first-out (“LIFO”) method for domestic merchandise and the first-in, first out (“FIFO”) method for Mexico inventories. Due to price deflation on our merchandise purchases, our domestic inventory balances are effectively maintained under the FIFO method. We do not write up inventory for favorable LIFO adjustments, and due to price deflation, LIFO costs of our domestic inventories exceed replacement costs by $270.4 million at August 25, 2012, calculated using the dollar value method.

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

A 10% difference in our inventory reserves as of August 25, 2012, would have affected net income by approximately $7 million in fiscal 2012.

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

Based on our vendor agreements, a significant portion of vendor funding we receive is based on our inventory purchases. Therefore, we record receivables for funding earned but not yet received as we purchase inventory. During the year, we regularly review the receivables from vendors to ensure vendors are able to meet their obligations. We generally have not recorded a reserve against these receivables as we have legal right of offset with our vendors for payments owed them. Historically, we have had write-offs less than $500 thousand in each of the last three years.

Self-Insurance Reserves

We retain a significant portion of the risks associated with workers’ compensation, employee health, general and products liability, property and vehicle liability; and we obtain third party insurance to limit the exposure related to certain of these risks. Our self-insurance reserve estimates totaled $175.8 million at August 25, 2012, and $159.3 million at August 27, 2011. This change is primarily reflective of our growing operations, including inflation, increases in health care costs, the number of vehicles and the number of hours worked, as well as our historical claims experience and changes in our discount rate.

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

Management believes that the various assumptions developed and actuarial methods used to determine our self- insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management, and as a result these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents and the incidence of illness, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be overstated or understated. For instance, a 10% change in our self-insurance liability would have affected net income by approximately $11 million for fiscal 2012.

Our liabilities for workers’ compensation, certain general and product liability, property and vehicle claims do not have scheduled maturities; however, the timing of future payments is predictable based on historical patterns and is relied upon in determining the current portion of these liabilities. Accordingly, we reflect the net present value of the obligations we determine to be long-term using the risk-free interest rate as of the balance sheet date. If the discount rate used to calculate the present value of these reserves changed by 50 basis points, net income would have been affected by approximately $2 million for fiscal 2012. Our liability for health benefits is classified as current, as the historical average duration of claims is approximately six weeks.

Income Taxes

Our income tax returns are audited by state, federal and foreign tax authorities, and we are typically engaged in various tax examinations at any given time. Tax contingencies often arise due to uncertainty or differing interpretations of the application of tax rules throughout the various jurisdictions in which we operate. The contingencies are influenced by items such as tax audits, changes in tax laws, litigation, appeals and prior experience with similar tax positions. We regularly review our tax reserves for these items and assess the adequacy of the amount we have recorded. As of August 25, 2012, we had approximately $31.8 million reserved for uncertain tax positions.

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

Expected long-term rate of return on plan assets: For the fiscal year ended August 25, 2012, we have assumed a 7.5% long-term rate of return on our plan assets. This estimate is a judgmental matter in which management considers the composition of our asset portfolio, our historical long-term investment performance and current market conditions. We review the expected long-term rate of return on an annual basis, and revise it accordingly. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our long-term strategy to manage pension cost and reduce volatility in our assets. At August 25, 2012, our plan assets totaled $181 million in our qualified plan. Our assets are generally valued using the net asset values, which are determined by valuing investments at the closing price or last trade reported on the major market on which the individual securities are traded. We have no assets in our nonqualified plan. A 50 basis point change in our expected long term rate of return would impact annual pension expense by approximately $900 thousand for the qualified plan.

Discount rate used to determine benefit obligations: This rate is highly sensitive and is adjusted annually based on the interest rate for long-term, high-quality, corporate bonds as of the measurement date using yields for maturities that are in line with the duration of our pension liabilities. This same discount rate is also used to determine pension expense for the following plan year. For fiscal 2012, we assumed a discount rate of 3.9%. A decrease in the discount rate increases our projected benefit obligation and pension expense. A 50 basis point change in the discount rate at August 25, 2012 would impact annual pension expense/income by approximately $2 million for the qualified plan and $30 thousand for the nonqualified plan.

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

As of August 25, 2012, we held two treasury rate locks, each with a notional amount of $100 million. These agreements, which are set to expire on November 1, 2012, are cash flow hedges used to hedge the exposure to variability in future cash flows resulting from changes in variable interest rates relating to an anticipated debt transaction. The fixed rates of the hedges are 2.07% and 1.92% and are benchmarked based on the 10-year U.S. treasury notes. It is expected that upon settlement of these agreements, the realized gain or loss will be deferred in Accumulated other comprehensive loss and reclassified to Interest expense over the life of the underlying debt.

The fair value of our debt was estimated at $4.055 billion as of August 25, 2012, and $3.633 billion as of August 27, 2011, based on the quoted market prices for the same or similar debt issues or on the current rates available to us for debt having the same remaining maturities. Such fair value is greater than the carrying value of debt by $286.6 million and $281.0 million at August 25, 2012 and August 27, 2011, respectively. We had $518.2 million of variable rate debt outstanding at August 25, 2012, and $601.7 million of variable rate debt outstanding at August 27, 2011. In fiscal 2012, at this borrowing level for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable impact on our pre-tax earnings and cash flows of approximately $5 million. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $3.250 billion at August 25, 2012, and $2.750 billion at August 27, 2011. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by approximately $130 million at August 25, 2012.

Fuel Price Risk

From time to time, we utilize fuel swap contracts in order to lower fuel cost volatility in our operating results. Historically, the instruments were executed to economically hedge a portion of our diesel and unleaded fuel exposure. However, we have not designated the fuel swap contracts as hedging instruments; and therefore, the contracts have not qualified for hedge accounting treatment. We did not enter into any fuel swap contracts during fiscal 2012, fiscal 2011 or fiscal 2010.

Foreign Currency Risk

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than our entities’ functional currencies. To minimize our risk, we generally enter into transactions denominated in the respective functional currencies. Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material. We are exposed to euros, Canadian dollars, and Brazilian reals, but our primary foreign currency exposure arises from Mexican peso-denominated revenues and profits and their translation into U.S. dollars.

We generally view our investments in the Mexican subsidiaries as long-term. As a result, we generally do not hedge these net investments. The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the year-end exchange rates was $315.7 million at August 25, 2012 and $292.2 million at August 27, 2011. The potential loss in value of our net assets in the Mexican subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at August 25, 2012 and August 27, 2011, amounted to approximately $29 million and approximately $27 million, respectively. Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the foreign currency translation component of Accumulated other comprehensive loss, unless the Mexican subsidiaries are sold or otherwise disposed.

During fiscal 2012, exchange rates with respect to the Mexican peso decreased by approximately 6.2% with respect to the U.S. dollar. Exchange rates with respect to the Mexican peso increased by approximately 4.3% with respect to the U.S. dollar during fiscal 2011.

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of August 25, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of August 25, 2012.

Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting as of August 25, 2012 is included in this Annual Report on Form 10-K.

/s/ WILLIAM C. RHODES, III
William C. Rhodes, III
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ WILLIAM T. GILES
William T. Giles
Chief Financial Officer and Executive
Vice President – Finance, Information
Technology and ALLDATA
(Principal Financial Officer)

Certifications

Compliance with NYSE Corporate Governance Listing Standards

On January 5, 2012, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Rule 13a-14(a) Certifications of Principal Executive Officer and Principal Financial Officer

The Company has filed, as exhibits to its Annual Report on Form 10-K for the fiscal year ended August 25, 2012, the certifications of its Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AutoZone, Inc.

We have audited AutoZone, Inc.’s internal control over financial reporting as of August 25, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). AutoZone, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on AutoZone, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, AutoZone, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 25, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AutoZone, Inc. as of August 25, 2012 and August 27, 2011 and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended August 25, 2012 of AutoZone, Inc. and our report dated October 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

October 22, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AutoZone, Inc.

We have audited the accompanying consolidated balance sheets of AutoZone, Inc. as of August 25, 2012 and August 27, 2011 and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended August 25, 2012. These financial statements are the responsibility of AutoZone, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoZone, Inc. as of August 25, 2012 and August 27, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 25, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AutoZone, Inc.’s internal control over financial reporting as of August 25, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

October 22, 2012

Consolidated Statements of Income

	Year Ended
(in thousands, except per share data)	August 25, 2012 (52 weeks)	August 27, 2011 (52 weeks)	August 28, 2010 (52 weeks)
Net sales	$8,603,863	$8,072,973	$7,362,618
Cost of sales, including warehouse and delivery expenses	4,171,827	3,953,510	3,650,874

Gross profit	4,432,036	4,119,463	3,711,744
Operating, selling, general and administrative expenses	2,803,145	2,624,660	2,392,330

Operating profit	1,628,891	1,494,803	1,319,414
Interest expense, net	175,905	170,557	158,909

Income before income taxes	1,452,986	1,324,246	1,160,505
Income tax expense	522,613	475,272	422,194

Net income	$930,373	$848,974	$738,311

Weighted average shares for basic earnings per share	38,696	42,632	48,488
Effect of dilutive stock equivalents	929	971	816

Adjusted weighted average shares for diluted earnings per share	39,625	43,603	49,304

Basic earnings per share	$24.04	$19.91	$15.23

Diluted earnings per share	$23.48	$19.47	$14.97

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Year Ended
(in thousands)	August 25, 2012 (52 weeks)	August 27, 2011 (52 weeks)	August 28, 2010 (52 weeks)
Net income	$930,373	$848,974	$738,311

Other comprehensive loss:

Pension liability adjustments, net of taxes (1)	(17,262)	(17,346)	(8,133)
Foreign currency translation adjustments	(13,866)	8,347	705
Unrealized loss on marketable securities, net of taxes (2)	(128)	(171)	(104)
Net derivative activity, net of taxes (3)	(1,066)	(4,053)	(6,890)

Total other comprehensive loss	(32,322)	(13,223)	(14,422)

Comprehensive income	$898,051	$835,751	$723,889

(1)	Pension liability adjustments are presented net of taxes of $29,744 in 2012, $3,998 in 2011, and $5,504 in 2010
(2)	Unrealized losses on marketable securities are presented net of taxes of $69 in 2012, $91 in 2011 and $56 in 2010
(3)	Net derivative activities are presented net of taxes of $4,800 in 2012, $0 in 2011, and $3,700 in 2010

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(in thousands)	August 25, 2012	August 27, 2011
Assets
Current assets:
Cash and cash equivalents	$103,093	$97,606
Accounts receivable	161,375	140,690
Merchandise inventories	2,627,983	2,466,107
Other current assets	85,649	88,022
Deferred income taxes	846	—

Total current assets	2,978,946	2,792,425

Property and equipment:
Land	800,175	740,276
Buildings and improvements	2,400,895	2,177,476
Equipment	1,016,835	994,369
Leasehold improvements	314,559	275,299
Construction in progress	127,297	184,452

	4,659,761	4,371,872
Less: Accumulated depreciation and amortization	1,803,833	1,702,997

	2,855,928	2,668,875

Goodwill	302,645	302,645
Deferred income taxes	33,796	10,661
Other long-term assets	94,324	94,996

	430,765	408,302

	$6,265,639	$5,869,602

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,926,740	$2,755,853
Accrued expenses and other	478,085	449,327
Income taxes payable	17,053	25,185
Deferred income taxes	183,833	166,449
Short-term borrowings	49,881	34,082

Total current liabilities	3,655,592	3,430,896

Long-term debt	3,718,302	3,317,600
Other long-term liabilities	439,770	375,338

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 39,869 shares issued and 37,028 shares outstanding in 2012 and 44,084 shares issued and 40,109 shares outstanding in 2011	399	441
Additional paid-in capital	689,890	591,384
Retained deficit	(1,033,197)	(643,998)
Accumulated other comprehensive loss	(152,013)	(119,691)
Treasury stock, at cost	(1,053,104)	(1,082,368)

Total stockholders’ deficit	(1,548,025)	(1,254,232)

	$6,265,639	$5,869,602

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended
(in thousands)	August 25, 2012 (52 weeks)	August 27, 2011 (52 weeks)	August 28, 2010 (52 weeks)
Cash flows from operating activities:
Net income	$930,373	$848,974	$738,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	211,831	196,209	192,084
Amortization of debt origination fees	8,066	8,962	6,495
Income tax benefit from exercise of stock options	(63,041)	(34,945)	(22,251)
Deferred income taxes	25,557	44,667	(9,023)
Share-based compensation expense	33,363	26,625	19,120
Changes in operating assets and liabilities:
Accounts receivable	(21,276)	(14,605)	782
Merchandise inventories	(167,914)	(155,421)	(96,077)
Accounts payable and accrued expenses	197,406	342,826	349,122
Income taxes payable	56,754	34,319	12,474
Other, net	12,862	(6,073)	5,215

Net cash provided by operating activities	1,223,981	1,291,538	1,196,252
Cash flows from investing activities:
Capital expenditures	(378,054)	(321,604)	(315,400)
Purchase of marketable securities	(45,665)	(43,772)	(56,156)
Proceeds from sale of marketable securities	42,385	43,081	52,620
Disposal of capital assets	6,573	3,301	11,489

Net cash used in investing activities	(374,761)	(318,994)	(307,447)
Cash flows from financing activities:
Net (payments) proceeds from commercial paper	(54,200)	134,600	155,400
Net (payments) proceeds from short-term borrowings	(27,071)	6,901	26,186
Proceeds from issuance of debt	500,000	500,000	—
Repayment of debt	—	(199,300)	—
Net proceeds from sale of common stock	75,343	55,846	52,922
Purchase of treasury stock	(1,362,869)	(1,466,802)	(1,123,655)
Income tax benefit from exercise of stock options	63,041	34,945	22,251
Payments of capital lease obligations	(26,750)	(22,781)	(16,597)
Other	(10,927)	(17,180)	—

Net cash used in financing activities	(843,433)	(973,771)	(883,493)
Effect of exchange rate changes on cash	(300)	553	262

Net increase (decrease) in cash and cash equivalents	5,487	(674)	5,574
Cash and cash equivalents at beginning of year	97,606	98,280	92,706

Cash and cash equivalents at end of year	$103,093	$97,606	$98,280

Supplemental cash flow information:
Interest paid, net of interest cost capitalized	$161,797	$155,531	$150,745

Income taxes paid	$443,666	$405,654	$420,575

Assets acquired through capital lease	$74,726	$32,301	$75,881

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Deficit

(in thousands)	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at August 29, 2009	57,881	$579	$549,326	$136,935	$(92,035)	$(1,027,879)	$(433,074)
Net income				738,311			738,311
Total other comprehensive loss					(14,422)		(14,422)
Purchase of 6,376 shares of treasury stock						(1,123,655)	(1,123,655)
Retirement of treasury shares	(8,504)	(85)	(85,657)	(1,120,289)		1,206,031	—
Sale of common stock under stock options and stock purchase plans	684	7	52,915				52,922
Share-based compensation expense			19,120				19,120
Income tax benefit from exercise of stock options			22,251				22,251
Other				(301)	(11)	94	(218)

Balance at August 28, 2010	50,061	501	557,955	(245,344)	(106,468)	(945,409)	(738,765)
Net income				848,974			848,974
Total other comprehensive loss					(13,223)		(13,223)
Purchase of 5,598 shares of treasury stock						(1,466,802)	(1,466,802)
Retirement of treasury shares	(6,577)	(66)	(82,150)	(1,247,627)		1,329,843	—
Sale of common stock under stock options and stock purchase plans	600	6	55,840				55,846
Share-based compensation expense			24,794				24,794
Income tax benefit from exercise of stock options			34,945				34,945
Other				(1)			(1)

Balance at August 27, 2011	44,084	441	591,384	(643,998)	(119,691)	(1,082,368)	(1,254,232)
Net income				930,373			930,373
Total other comprehensive loss					(32,322)		(32,322)
Purchase of 3,795 shares of treasury stock						(1,362,869)	(1,362,869)
Retirement of treasury shares	(4,929)	(49)	(72,512)	(1,319,572)		1,392,133	—
Sale of common stock under stock options and stock purchase plans	714	7	75,336				75,343
Share-based compensation expense			32,641				32,641
Income tax benefit from exercise of stock options			63,041				63,041

Balance at August 25, 2012	39,869	$399	$689,890	$(1,033,197)	$(152,013)	$(1,053,104)	$(1,548,025)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

Business: AutoZone, Inc. and its wholly owned subsidiaries (“AutoZone” or the “Company”) are principally a retailer and distributor of automotive parts and accessories. At the end of fiscal 2012, the Company operated 4,685 stores in the United States (“U.S.”), including Puerto Rico, and 321 stores in Mexico. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. In 3,053 of the domestic stores, as well as select stores in Mexico, at the end of fiscal 2012, the Company had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. The Company also sells the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, the Company sells automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and the Company’s commercial customers can make purchases through www.autozonepro.com. The Company does not derive revenue from automotive repair or installation services.

Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks ending on the last Saturday in August. Each of fiscal 2012, 2011 and 2010 represented 52 weeks.

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

Cash Equivalents: Cash equivalents consist of investments with original maturities of 90 days or less at the date of purchase. Cash equivalents include proceeds due from credit and debit card transactions with settlement terms of less than 5 days. Credit and debit card receivables included within cash and cash equivalents were $34.0 million at August 25, 2012 and $32.5 million at August 27, 2011.

Accounts Receivable: Accounts receivable consists of receivables from commercial customers and vendors, and are presented net of an allowance for uncollectible accounts. AutoZone routinely grants credit to certain of its commercial customers. The risk of credit loss in its trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms and sales to a large number of customers, as well as the low dollar value per transaction for most of its sales. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable. Historically, credit losses have been within management’s expectations and the allowances for uncollectible accounts were $2.4 million at August 25, 2012, and $2.1 million at August 27, 2011.

Merchandise Inventories: Inventories are stated at the lower of cost or market using the last-in, first-out method for domestic inventories and the first-in, first out (“FIFO”) method for Mexico inventories. Included in inventory are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on our merchandise purchases, was $270.4 million at August 25, 2012, and $253.3 million at August 27, 2011.

Marketable Securities: The Company invests a portion of its assets held by the Company’s wholly owned insurance captive in marketable debt securities and classifies them as available-for-sale. The Company includes these securities within the Other current assets and Other long-term assets captions in the accompanying Consolidated Balance Sheets and records the amounts at fair market value, which is determined using quoted market prices at the end of the reporting period. A discussion of marketable securities is included in “Note E – Fair Value Measurements” and “Note F – Marketable Securities”.

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

Impairment of Long-Lived Assets: The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such an event occurs, the Company compares the sum of the undiscounted expected future cash flows of the asset (asset group) with the carrying amounts of the asset. If the undiscounted expected future cash flows are less than the carrying value of the assets, the Company measures the amount of impairment loss as the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no material impairment losses recorded in the three years ended August 25, 2012.

Goodwill: The cost in excess of fair value of identifiable net assets of businesses acquired is recorded as goodwill. Goodwill has not been amortized since fiscal 2001, but an analysis is performed at least annually to compare the fair value of the reporting unit to the carrying amount to determine if any impairment exists. The Company performs its annual impairment assessment in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. No impairment losses were recorded in the three years ended August 25, 2012. Goodwill was $302.6 million as of August 25, 2012, and August 27, 2011.

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

AutoZone’s financial market risk results primarily from changes in interest rates. At times, AutoZone reduces its exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts, treasury lock agreements and forward-starting interest rate swaps. All of the Company’s interest rate hedge instruments are designated as cash flow hedges. Refer to “Note H – Derivative Financial Instruments” for additional disclosures regarding the Company’s derivative instruments and hedging activities. Cash flows related to these instruments designated as qualifying hedges are reflected in the accompanying Consolidated Statements of Cash Flows in the same categories as the cash flows from the items being hedged. Accordingly, cash flows relating to the settlement of interest rate derivatives hedging the forecasted issuance of debt have been reflected upon settlement as a component of financing cash flows. The resulting gain or loss from such settlement is deferred to Accumulated other comprehensive loss and reclassified to interest expense over the term of the underlying debt. This reclassification of the deferred gains and losses impacts the interest expense recognized on the underlying debt that was hedged and is therefore reflected as a component of operating cash flows in periods subsequent to settlement.

Foreign Currency: The Company accounts for its Mexican operations using the Mexican peso as the functional currency and converts its financial statements from Mexican pesos to U.S. dollars. The cumulative loss on currency translation is recorded as a component of Accumulated other comprehensive loss and approximated $50.3 million at August 25, 2012 and $36.4 million at August 27, 2011.

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

Deferred Rent: The Company recognizes rent expense on a straight-line basis over the course of the lease term, which includes any reasonably assured renewal periods, beginning on the date the Company takes physical possession of the property (see “Note M – Leases”). Differences between this calculated expense and cash payments are recorded as a liability within the Accrued expenses and other and Other long-term liabilities captions in the accompanying Consolidated Balance Sheets, based on the terms of the lease. Deferred rent approximated $86.9 million as of August 25, 2012, and $77.6 million as of August 27, 2011.

Financial Instruments: The Company has financial instruments, including cash and cash equivalents, accounts receivable, other current assets and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short maturities. A discussion of the carrying values and fair values of the Company’s debt is included in “Note I – Financing,” marketable securities is included in “Note F – Marketable Securities,” and derivatives is included in “Note H – Derivative Financial Instruments.”

Income Taxes: The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our effective tax rate is based on income by tax jurisdiction, statutory rates, and tax saving initiatives available to the Company in the various jurisdictions in which we operate.

The Company recognizes liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company must determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.

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

The Company expenses advertising costs as incurred. Advertising expense, net of vendor promotional funds, was $74.7 million in fiscal 2012, $71.5 million in fiscal 2011, and $65.5 million in fiscal 2010. Vendor promotional funds, which reduced advertising expense, amounted to $19.7 million in fiscal 2012, $23.2 million in fiscal 2011, and $19.6 million in fiscal 2010.

Cost of Sales and Operating, Selling, General and Administrative Expenses: The following illustrates the primary costs classified in each major expense category:

Cost of Sales

•	Total cost of merchandise sold, including:

•	Freight expenses associated with moving merchandise inventories from the Company’s vendors to the distribution centers and to the retail stores;

•	Vendor allowances that are not reimbursements for specific, incremental and identifiable costs;

•	Costs associated with operating the Company’s supply chain, including payroll and benefit costs, warehouse occupancy costs, transportation costs and depreciation; and

•	Inventory shrinkage

Operating, Selling, General and Administrative Expenses

•	Payroll and benefit costs for store and store support employees;

•	Occupancy costs of store and store support facilities;

•	Depreciation and amortization related to retail and store support assets;

•	Transportation costs associated with commercial and hub deliveries;

•	Advertising;

•	Self insurance costs; and

•	Other administrative costs, such as credit card transaction fees, supplies, and travel and lodging

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

Earnings per Share: Basic earnings per share is based on the weighted average outstanding common shares. Diluted earnings per share is based on the weighted average outstanding common shares adjusted for the effect of common stock equivalents, which are primarily stock options. There were 30,000 stock options excluded from the diluted earnings per share computation that would have been anti-dilutive as of August 25, 2012. There were no options excluded for the years ended August 27, 2011 and August 28, 2010.

Share-Based Payments: Share-based payments include stock option grants and certain other transactions under the Company’s stock plans. The Company recognizes compensation expense for its share-based payments based on the fair value of the awards. See “Note B – Share-Based Payments” for further discussion.

Risk and Uncertainties: In fiscal 2012, one class of similar products accounted for 10 percent of the Company’s total revenues, and one vendor supplied more than 10 percent of the Company’s total purchases. No other class of similar products accounted for 10 percent or more of total revenues, and no other individual vendor provided more than 10 percent of total purchases.

Recently Adopted Accounting Pronouncements: In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, Intangibles – Goodwill and Other, which amends Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment analysis if it is more likely than not that a goodwill impairment exists based on a qualitative assessment of adverse factors. The Company adopted this standard in fiscal 2012, and it did not have an impact on the consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC Topic 820, Fair Value Measurement. The purpose of ASU 2011-04 is to clarify the intent about the application of existing fair value measurement and disclosure requirements and to change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The Company adopted this standard in the third quarter of fiscal 2012, and it had no impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends ASC Topic 220, Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The update requires entities to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and entities are no longer allowed to present items of other comprehensive income in the statement of stockholders’ equity. ASU 2011-05 also states that reclassification adjustments between other comprehensive income and net income are presented separately on the face of the financial statements. However, the FASB issued ASU 2011-12 in December 2011, which deferred the effective date pertaining to these reclassification adjustments out of accumulated other comprehensive income until the FASB was able to reconsider operational concerns. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. The Company has early adopted ASU 2011-05 effective August 25, 2012, and it had no impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements: In August 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which amends ASC Topic 350, Intangibles – Goodwill and Other. The purpose of ASU 2011-08 is to simplify how an entity tests goodwill for impairment. Entities will assess qualitative factors to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. In instances where the fair value is determined to be less than the carrying value, entities will perform the two-step quantitative goodwill impairment test. The Company does not expect the provisions of ASU 2011-08 to have a material impact to its consolidated financial statements. This update will be effective for the Company’s fiscal year ending August 31, 2013.

Note B – Share-Based Payments

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $33.4 million for fiscal 2012, $26.6 million for fiscal 2011, and $19.1 million for fiscal 2010. As of August 25, 2012, share-based compensation expense for unvested awards not yet recognized in earnings is $25.6 million and will be recognized over a weighted average period of 2.5 years. Tax deductions in excess of recognized compensation cost are classified as a financing cash inflow.

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

The Company grants options to purchase common stock to certain of its employees under its plan at prices equal to the market value of the stock on the date of grant. Options have a term of 10 years or 10 years and one day from grant date. Employee options generally vest in equal annual installments on the first, second, third and fourth anniversaries of the grant date and generally have 30 or 90 days after the service relationship ends, or one year after death, to exercise all vested options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date.

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

The 2011 Program replaced the 2003 Comp Plan and the 2003 Option Plan. Under the 2003 Comp Plan, non-employee directors could receive no more than one-half of their director fees immediately in cash, and the remainder of the fees was required to be taken in common stock or stock appreciation rights. The director had the option to elect to receive up to 100% of the fees in stock or defer all or part of the fees in units with value equivalent to the value of shares of common stock as of the grant date. At August 25, 2012, the Company has $6.7 million accrued related to 18,241 outstanding units issued under the 2003 Comp Plan and prior plans, and there was $5.9 million accrued related to 19,709 outstanding units issued as of August 27, 2011. No additional shares of stock or units will be issued in future years under the 2003 Comp Plan.

Under the 2003 Option Plan, each non-employee director received an option grant on January 1 of each year, and each new non-employee director received an option to purchase 3,000 shares upon election to the Board, plus a portion of the annual directors’ option grant prorated for the portion of the year actually served. These stock option grants were made at the fair market value as of the grant date and generally vested three years from the grant date. There were 104,679 and 125,614 outstanding options under the 2003 Option Plan as of August 25, 2012 and August 27, 2011, respectively. No additional shares of stock or units will be issued in future years under the 2003 Option Plan.

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

	Year Ended
	August 25, 2012	August 27, 2011	August 28, 2010
Expected price volatility	28%	31%	31%
Risk-free interest rates	0.7%	1.0%	1.8%
Weighted average expected lives (in years)	5.4	4.3	4.3
Forfeiture rate	10%	10%	10%
Dividend yield	0%	0%	0%

The following methodologies were applied in developing the assumptions used in determining the fair value of options granted:

Expected price volatility – This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of its stock to calculate the volatility assumption as it is management’s belief that this is the best indicator of future volatility. The Company calculates daily market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. An increase in the expected volatility will increase compensation expense.

Risk-free interest rate – This is the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected lives – This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Options granted have a maximum term of ten years or ten years and one day. An increase in the expected life will increase compensation expense.

Forfeiture rate – This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. This estimate is based on historical experience at the time of valuation and reduces expense ratably over the vesting period. An increase in the forfeiture rate will decrease compensation expense. This estimate is evaluated periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Dividend yield – The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

The weighted average grant date fair value of options granted was $94.71 during fiscal 2012, $58.57 during fiscal 2011, and $40.75 during fiscal 2010. The intrinsic value of options exercised was $176.5 million in fiscal 2012, $100.0 million in fiscal 2011, and $64.8 million in fiscal 2010. The total fair value of options vested was $32.6 million in fiscal 2012, $20.7 million in fiscal 2011 and $20.7 million in fiscal 2010.

The Company generally issues new shares when options are exercised. The following table summarizes information about stock option activity for the year ended August 25, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – August 27, 2011	2,630,194	$132.32
Granted	407,130	330.12
Exercised	(712,524)	107.84
Canceled	(62,121)	227.53

Outstanding – August 25, 2012	2,262,679	173.01	6.40	$435,062

Exercisable	1,236,652	120.55	5.03	302,402

Expected to vest	1,026,027	236.25	8.05	118,969

Available for future grants	2,420,546

The Company recognized $1.5 million in expense related to the discount on the selling of shares to employees and executives under various share purchase plans in fiscal 2012, $1.4 million in fiscal 2011 and $1.0 million in fiscal 2010. The Sixth Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan (the “Employee Plan”), which is qualified under Section 423 of the Internal Revenue Code, permits all eligible employees to purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the Employee Plan, 19,403 shares were sold to employees in fiscal 2012, 21,608 shares were sold to employees in fiscal 2011, and 26,620 shares were sold to employees in fiscal 2010. The Company repurchased 24,113 shares at fair value in fiscal 2012, 30,864 shares at fair value in fiscal 2011, and 30,617 shares at fair value in fiscal 2010 from employees electing to sell their stock. Issuances of shares under the Employee Plan are netted against repurchases and such repurchases are not included in share repurchases disclosed in “Note K – Stock Repurchase Program.” At August 25, 2012, 252,972 shares of common stock were reserved for future issuance under the Employee Plan.

Once executives have reached the maximum purchases under the Employee Plan, the Fifth Amended and Restated Executive Stock Purchase Plan (the “Executive Plan”) permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases under the Executive Plan were 3,937 shares in fiscal 2012, 1,719 shares in fiscal 2011, and 1,483 shares in fiscal 2010. At August 25, 2012, 252,400 shares of common stock were reserved for future issuance under the Executive Plan.

Note C – Accrued Expenses and Other

Accrued expenses and other consisted of the following:

(in thousands)	August 25, 2012	August 27, 2011
Medical and casualty insurance claims (current portion)	$63,484	$55,896
Accrued compensation, related payroll taxes and benefits	151,669	151,419
Property, sales, and other taxes	97,542	89,675
Accrued interest	39,220	33,811
Accrued gift cards	29,060	27,406
Accrued sales and warranty returns	17,276	16,269
Capital lease obligations	29,842	25,296
Other	49,992	49,555

	$478,085	$449,327

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

Note D – Income Taxes

The provision for income tax expense consisted of the following:

	Year Ended
(in thousands)	August 25, 2012	August 27, 2011	August 28, 2010
Current:
Federal	$449,670	$391,132	$397,062
State	47,386	39,473	34,155

	497,056	430,605	431,217
Deferred:
Federal	28,379	49,698	(3,831)
State	(2,822)	(5,031)	(5,192)

	25,557	44,667	(9,023)

Income tax expense	$522,613	$475,272	$422,194

A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate of 35% to income before income taxes is as follows:

	Year Ended
(in thousands)	August 25, 2012	August 27, 2011	August 28, 2010
Federal tax at statutory U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net	2.0%	1.7%	1.6%
Other	(1.0%)	(0.8%)	(0.2%)

Effective tax rate	36.0%	35.9%	36.4%

Significant components of the Company's deferred tax assets and liabilities were as follows:

(in thousands)	August 25, 2012	August 27, 2011
Deferred tax assets:
Net operating loss and credit carryforwards	$36,605	$31,772
Insurance reserves	18,185	17,542
Accrued benefits	63,320	61,436
Pension	43,904	30,967
Other	41,658	39,878

Total deferred tax assets	203,672	181,595
Less: Valuation allowances	(9,532)	(7,973)

Net deferred tax assets	194,140	173,622
Deferred tax liabilities:
Property and equipment	(67,480)	(64,873)
Inventory	(244,414)	(220,234)
Other	(31,437)	(44,303)

Total deferred tax liabilities	(343,331)	(329,410)

Net deferred tax liability	$(149,191)	$(155,788)

Deferred taxes are not provided for temporary differences of approximately $195.8 million at August 25, 2012, and $140.2 million at August 27, 2011, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.

At August 25, 2012 and August 27, 2011, the Company had deferred tax assets of $7.8 million and $8.0 million from federal tax operating losses (“NOLs”) of $22.2 million and $22.8 million, and deferred tax assets of $2.1 million and $1.1 million from state tax NOLs of $46.6 million and $22.5 million, respectively. At August 25, 2012 and August 27, 2011, the Company had deferred tax assets of $2.4 million and $1.5 million from Non-U.S. NOLs of $7.7 million and $5.1 million, respectively. The federal and state NOLs expire between fiscal 2013 and fiscal 2031. At August 25, 2012 and August 27, 2011, the Company had a valuation allowance of $9.1 million and $8.0 million, respectively, for certain federal, state, and Non-U.S. NOLs resulting primarily from annual statutory usage limitations. At August 25, 2012 and August 27, 2011, the Company had deferred tax assets of $24.3 million and $21.2 million, respectively, for federal, state, and Non-U.S. income tax credit carryforwards. Certain tax credit carryforwards have no expiration date and others will expire in fiscal 2013 through fiscal 2026. At August 25, 2012, the Company had a valuation allowance of $0.4 million for Non-U.S. tax credits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	August 25, 2012	August 27, 2011
Beginning balance	$29,906	$38,554
Additions based on tax positions related to the current year	6,869	6,205
Additions for tax positions of prior years	44	11,787
Reductions for tax positions of prior years	(1,687)	(20,998)
Reductions due to settlements	(4,586)	(3,829)
Reductions due to statute of limitations	(2,831)	(1,813)

Ending balance	$27,715	$29,906

Included in the August 25, 2012, balance is $18.1 million of unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate.

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had $4.1 million and $5.2 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at August 25, 2012 and August 27, 2011, respectively.

The major jurisdictions where the Company files income tax returns are the United States and Mexico. With few exceptions, tax returns filed for tax years 2008 through 2011 remain open and subject to examination by the relevant tax authorities. The Company is typically engaged in various tax examinations at any given time, both by U. S. federal and state taxing jurisdictions. As of August 25, 2012, the Company estimates that the amount of unrecognized tax benefits could be reduced by approximately $6.0 million over the next twelve months as a result of tax audit closings, settlements, and the expiration of statutes to examine such returns in various jurisdictions. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

Note E – Fair Value Measurements

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	August 25, 2012
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$22,515	$—	$—	$22,515
Other long-term assets	40,424	13,275	—	53,699

	$62,939	$13,275	$—	$76,214

Accrued expenses and other	$—	$(4,915)	$—	$(4,915)

	August 27, 2011
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$11,872	$—	$—	$11,872
Other long-term assets	55,390	5,869	—	61,259

	$67,262	$5,869	$—	$73,131

At August 25, 2012, the fair value measurement amounts for assets and liabilities recorded in the accompanying Consolidated Balance Sheet consisted of short-term marketable securities of $22.5 million, which are included within Other current assets; long-term marketable securities of $53.7 million, which are included in Other long-term assets; and cash flow hedging instruments of $4.9 million, which are included within Accrued expenses and other. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. A discussion on how the Company’s cash flow hedges are valued is included in “Note H – Derivative Financial Instruments”, while the fair value of the Company’s pension plan assets are disclosed in “Note L – Pension and Savings Plans”.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets could be required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. The assets could include assets acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. During fiscal 2012 and fiscal 2011, the Company did not have any significant non-financial assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

Financial Instruments not Recognized at Fair Value

The Company has financial instruments, including cash and cash equivalents, accounts receivable, other current assets and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short maturities. The fair value of the Company’s debt is disclosed in “Note I – Financing”.

Note F – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model”. Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	August 25, 2012
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$26,215	$307	$—	$26,522
Government bonds	20,790	117	(1)	20,906
Mortgage-backed securities	4,369	17	(19)	4,367
Asset-backed securities and other	24,299	120	—	24,419

	$75,673	$561	$(20)	$76,214

	August 27, 2011
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$26,261	$229	$(45)	$26,445
Government bonds	29,464	343	—	29,807
Mortgage-backed securities	4,291	55	—	4,346
Asset-backed securities and other	12,377	156	—	12,533

	$72,393	$783	$(45)	$73,131

The debt securities held at August 25, 2012, had effective maturities ranging from less than one year to approximately 3 years. The Company did not realize any material gains or losses on its sale of marketable securities during fiscal 2012, fiscal 2011, or fiscal 2010.

The Company holds six securities that are in an unrealized loss position of approximately $20 thousand at August 25, 2012. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and our intent and ability to hold the investments until maturity or until recovery of fair value.

Note G – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (1)	Net Unrealized Gain on Securities	Derivatives	Total
Balance at August 28, 2010	$59,359	$44,748	$(650)	$3,011	$106,468
Fiscal 2011 activity	17,346	(8,347)	171	4,053	13,223

Balance at August 27, 2011	76,705	36,401	(479)	7,064	119,691
Fiscal 2012 activity	17,262	13,866	128	1,066	32,322

Balance at August 25, 2012	$93,967	$50,267	$(351)	$8,130	$152,013

(1)	Foreign currency is not shown net of deferred tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.

During fiscal 2012, the Company was party to four treasury rate locks. Two of the treasury rate locks were settled during third quarter of fiscal 2012, resulting in a loss of $2.8 million. The remaining two treasury rate locks are outstanding as of August 25, 2012, and have a liability balance of $4.9 million at the balance sheet date. The net losses on the four treasury rate locks are partially offset by net losses from prior derivatives being amortized into Interest expense of $1.9 million. The net derivative activity in fiscal 2011 reflects net losses on three forward starting swaps, resulting in a loss of $5.4 million, offset by net losses from prior derivatives being amortized into Interest expense of $1.4 million.

Note H – Derivative Financial Instruments

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

During the fourth quarter of fiscal 2012, the Company entered into two treasury rate locks, each with a notional amount of $100 million. These agreements, which are set to expire on November 1, 2012, are cash flow hedges used to hedge the exposure to variability in future cash flows resulting from changes in variable interest rates relating to an anticipated debt transaction. The fixed rates of the hedges are 2.07% and 1.92% and are benchmarked based on the 10-year U.S. treasury notes. It is expected that upon settlement of these agreements, the realized gain or loss will be deferred in Accumulated other comprehensive loss and reclassified to Interest expense over the life of the underlying debt. As of August 25, 2012, no ineffectiveness was recognized in earnings.

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

At August 25, 2012, the Company had $8.0 million recorded in Accumulated other comprehensive loss related to net realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the fiscal year ended August 25, 2012, the Company reclassified $1.9 million of net losses from Accumulated other comprehensive loss to Interest expense. In the fiscal year ended August 27, 2011, the Company reclassified $1.4 million of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $904 thousand of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note I – Financing

The Company’s long-term debt consisted of the following:

(in thousands)	August 25, 2012	August 27, 2011
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	$300,000	$300,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.500% Senior Notes due January 2014, effective interest rate of 6.63%	500,000	500,000
5.750% Senior Notes due January 2015, effective interest rate of 5.89%	500,000	500,000
5.500% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.950% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	—
Commercial paper, weighted average interest rate of 0.42% at August 25, 2012, and 0.35% at August 27, 2011	468,302	567,600

	$3,718,302	$3,317,600

As of August 25, 2012, the commercial paper borrowings, the 5.875% Senior Notes due October 2012, and the 4.375% Senior Notes due June 2013 mature in the next twelve months but are classified as long-term in the Company’s Consolidated Balance Sheets, as the Company has the ability and intent to refinance them on a long-term basis. Specifically, excluding the effect of commercial paper borrowings, the Company had $996.6 million of availability under its $1.0 billion revolving credit facility, expiring in September 2016 that would allow it to replace these short-term obligations with long-term financing.

In addition to the long-term debt discussed above, the Company had $49.9 million of short-term borrowings that are scheduled to mature in the next twelve months as of August 25, 2012. The short-term borrowings are $45.1 million of commercial paper borrowings that accrue interest at 0.42% and $4.8 million of unsecured, peso denominated borrowings that accrue interest at 4.57% as of August 25, 2012.

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

The revolving credit facility agreement requires that the Company’s consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.50:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. The Company’s consolidated interest coverage ratio as of August 25, 2012 was 4.58:1.

In June 2010, the Company entered into a letter of credit facility that allows the Company to request the participating bank to issue letters of credit on the Company’s behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the revolving credit facility. As of August 25, 2012, the Company has $98.7 million in letters of credit outstanding under the letter of credit facility, which expires in June 2013.

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

On November 15, 2010, the Company issued $500 million in 4.000% Senior Notes due 2020 under a shelf registration statement filed with the Securities and Exchange Commission on July 29, 2008. The Company used the proceeds from the issuance of debt to repay the principal due relating to the $199.3 million in 4.750% Senior Notes that matured on November 15, 2010, to repay a portion of the commercial paper borrowings and for general corporate purposes.

The 5.750% Senior Notes issued in July 2009 and the 6.500% and 7.125% Senior Notes issued during August 2008, (collectively, the “Notes”), are subject to an interest rate adjustment if the debt ratings assigned to the Notes are downgraded. The Notes, along with the 3.700% Senior Notes issued in April 2012 and the 4.000% Senior Notes issued in during November 2010, also contain a provision that repayment of the notes may be accelerated if the Company experiences a change in control (as defined in the agreements). The Company’s borrowings under its other senior notes contain minimal covenants, primarily restrictions on liens. Under the revolving credit facility, covenants include limitations on total indebtedness, restrictions on liens, a maximum debt to earnings ratio, and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. These covenants are in addition to the consolidated interest coverage ratio discussed above. All of the repayment obligations under the borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs.

As of August 25, 2012, the Company was in compliance with all covenants related to its borrowing arrangements. All of the Company’s debt is unsecured. Scheduled maturities of long-term debt are as follows:

(in thousands)	Scheduled Maturities
2013	$968,302
2014	500,000
2015	500,000
2016	500,000
2017	—
Thereafter	1,250,000

$3,718,302

The fair value of the Company’s debt was estimated at $4.055 billion as of August 25, 2012, and $3.633 billion as of August 27, 2011, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $286.6 million and $281.0 million at August 25, 2012 and August 27, 2011, respectively.

Note J – Interest Expense

Net interest expense consisted of the following:

	Year Ended
(in thousands)	August 25, 2012	August 27, 2011	August 28, 2010
Interest expense	$178,547	$173,674	$162,628
Interest income	(1,397)	(2,058)	(2,626)
Capitalized interest	(1,245)	(1,059)	(1,093)

	$175,905	$170,557	$158,909

Note K – Stock Repurchase Program

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Board. The program was last amended on March 7, 2012 to increase the repurchase authorization to $11.90 billion from $11.15 billion. From January 1998 to August 25, 2012, the Company has repurchased a total of 131.1 million shares at an aggregate cost of $11.5 billion.

The Company’s share repurchase activity consisted of the following:

	Year Ended
(in thousands)	August 25, 2012	August 27, 2011	August 28, 2010
Amount	$1,362,869	$1,466,802	$1,123,655
Shares	3,795	5,598	6,376

During the fiscal year 2012, the Company retired 4.9 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1,319.6 million and decreased Additional paid-in capital by $72.5 million. During the comparable prior year period, the Company retired 6.6 million shares of treasury stock, which increased Retained deficit by $1,247.7 million and decreased Additional paid-in capital by $82.2 million.

Subsequent to August 25, 2012, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $11.90 billion to $12.65 billion. We have repurchased 629,168 shares of common stock at an aggregate cost of $234.6 million during fiscal 2013.

Note L – Pension and Savings Plans

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

The Company’s investment strategy for pension plan assets is to utilize a diversified mix of domestic and international equity and fixed income portfolios to earn a long-term investment return that meets the Company’s pension plan obligations. The pension plan assets are invested primarily in listed securities, and the pension plans hold only a minimal investment in AutoZone common stock that is entirely at the discretion of third-party pension fund investment managers. The Company’s largest holding classes, U.S. equities and fixed income bonds, are invested with a fund manager that holds diversified portfolios. Accordingly, the Company does not have any significant concentrations of risk in particular securities, issuers, sectors, industries or geographic regions. Alternative investment strategies are in the process of being liquidated and constitute less than 2% of the pension plan assets. The Company’s investment managers are prohibited from using derivatives for speculative purposes and are not permitted to use derivatives to leverage a portfolio.

The following is a description of the valuation methodologies used for the Company’s investments measured at fair value:

U.S., international, emerging, and high yield equities – These investments are commingled funds and are valued using the net asset values, which are determined by valuing investments at the closing price or last trade reported on the major market on which the individual securities are traded. These investments are subject to annual audits.

Alternative investments – This category represents a hedge fund of funds made up of 16 different hedge fund managers diversified over 9 different hedge strategies. The fair value of the hedge fund of funds is determined using valuations provided by the third party administrator for each of the underlying funds.

Real estate – The valuation of these investments requires significant judgment due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets. These investments are valued based upon recommendations of our investment manager incorporating factors such as contributions and distributions, market transactions, and market comparables.

Fixed income securities – The fair values of corporate, U.S. government securities and other fixed income securities are estimated by using bid evaluation pricing models or quoted prices of securities with similar characteristics.

Cash and cash equivalents – These investments include cash equivalents valued using exchange rates provided by an industry pricing vendor and commingled funds valued using the net asset value. These investments also include cash.

The fair values of investments by level and asset category and the weighted-average asset allocations of the Company’s pension plans at the measurement date are presented in the following table:

	August 25, 2012
	Fair Value	Asset Allocation		Fair Value Hierarchy
(in thousands)		Actual	Target	Level 1	Level 2	Level 3
U.S. equities	$51,101	28.2%	30.0%	$—	$51,101	$—
International equities	31,767	17.5	20.0	—	31,767	—
Emerging equities	16,471	9.1	10.0	—	16,471	—
High yield equities	17,378	9.6	10.0	—	17,378	—
Alternative investments	2,404	1.3	—	—	—	2,404
Fixed income securities	47,667	26.3	30.0	—	47,667	—
Cash and cash equivalents	14,621	8.0	—	—	14,621	—

	$181,409	100.0%	100.0%	$—	$179,005	$2,404

	August 27, 2011
	Fair Value	Asset Allocation		Fair Value Hierarchy
(in thousands)		Actual	Target	Level 1	Level 2	Level 3
U.S. equities	$40,092	25.5%	30.0%	$—	$40,092	$—
International equities	28,378	18.1	20.0	—	28,378	—
Emerging equities	12,086	7.7	10.0	—	12,086	—
High yield equities	12,547	8.0	10.0	—	12,547	—
Alternative investments	2,807	1.8	—	—	—	2,807
Real estate	2,474	1.6	—	—	—	2,474
Fixed income securities	27,321	17.4	30.0	—	27,321	—
Cash and cash equivalents	31,178	19.9	—	—	31,178	—

	$156,883	100.0%	100.0%	$—	$151,602	$5,281

The August 25, 2012 actual asset allocation in the chart above includes an $8.7 million cash contribution made prior to August 25, 2012. Subsequent to August 25, 2012, this cash contribution was allocated to the pension plan investments in accordance with the targeted asset allocation.

In August 2011, the Company’s Investment Committee approved a revised asset allocation target for the investments held by the pension plan. Based on the revised asset allocation target, the expected long-term rate of return on plan assets changed from 8.0% in fiscal 2011 to 7.5% for the year ending August 25, 2012. The August 27, 2011 actual asset allocation in the chart above includes a $28.3 million cash contribution made prior to August 27, 2011. Subsequent to August 27, 2011, this cash contribution was allocated to the pension plan investments to achieve the revised asset allocation target.

The change in fair value of Level 3 assets that use significant unobservable inputs is presented in the following table:

(in thousands)	Level 3 Assets
Beginning balance – August 27, 2011	$5,281
Actual return on plan assets:
Assets held at August 25, 2012	55
Assets sold during the year	168
Sales and settlements	(3,100)

Ending balance – August 25, 2012	$2,404

The following table sets forth the plans’ funded status and amounts recognized in the Company’s Consolidated Balance Sheets:

(in thousands)	August 25, 2012	August 27, 2011
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$241,645	$211,536
Interest cost	12,214	11,135
Actuarial losses	56,749	23,746
Benefits paid	(5,402)	(4,772)

Benefit obligations at end of year	$305,206	$241,645

Change in Plan Assets:
Fair value of plan assets at beginning of year	$156,883	$117,243
Actual return on plan assets	14,505	10,336
Employer contributions	15,423	34,076
Benefits paid	(5,402)	(4,772)

Fair value of plan assets at end of year	$181,409	$156,883

Amount Recognized in the Statement of Financial Position:
Current liabilities	$(30)	$(27)
Long-term liabilities	(123,767)	(84,736)

Net amount recognized	$(123,797)	$(84,763)

Amount Recognized in Accumulated Other Comprehensive Loss and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss	$(154,678)	$(106,972)

Accumulated other comprehensive loss	$(154,678)	$(106,972)

Amount Recognized in Accumulated Other Comprehensive Loss and not yet reflected in Net Periodic Benefit Cost and expected to be amortized in next year’s Net Periodic Benefit Cost:
Net actuarial loss	$(14,721)	$(9,795)

Amount recognized	$(14,721)	$(9,795)

Net periodic benefit expense consisted of the following:

	Year Ended
(in thousands)	August 25, 2012	August 27, 2011	August 28, 2010
Interest cost	$12,214	$11,135	$11,315
Expected return on plan assets	(11,718)	(9,326)	(9,045)
Amortization of prior service cost	—	—	—
Recognized net actuarial losses	9,795	9,405	8,135

Net periodic benefit expense	$10,291	$11,214	$10,405

The actuarial assumptions used in determining the projected benefit obligation include the following:

	Year Ended
	August 25, 2012	August 27, 2011	August 28, 2010
Weighted average discount rate	3.90%	5.13%	5.25%
Expected long-term rate of return on plan assets	7.50%	8.00%	8.00%

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

The Company makes annual contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The Company contributed $15.4 million to the plans in fiscal 2012, $34.1 million to the plans in fiscal 2011 and $12 thousand to the plans in fiscal 2010. The Company expects to contribute approximately $9 million to the plans in fiscal 2013; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

Based on current assumptions about future events, benefit payments are expected to be paid as follows for each of the following fiscal years. Actual benefit payments may vary significantly from the following estimates:

(in thousands)	Benefit Payments
2013	$7,438
2014	8,182
2015	8,867
2016	9,583
2017	10,164
2018 – 2022	60,567

The Company has a 401(k) plan that covers all domestic employees who meet the plan’s participation requirements. The plan features include Company matching contributions, immediate 100% vesting of Company contributions and a savings option up to 25% of qualified earnings. The Company makes matching contributions, per pay period, up to a specified percentage of employees’ contributions as approved by the Board. The Company made matching contributions to employee accounts in connection with the 401(k) plan of $14.4 million in fiscal 2012, $13.3 million in fiscal 2011 and $11.7 million in fiscal 2010.

Note M – Leases

The Company leases some of its retail stores, distribution centers, facilities, land and equipment, including vehicles. Other than vehicle leases, most of the leases are operating leases, which include renewal options made at the Company’s election, options to purchase and provisions for percentage rent based on sales. Rental expense was $229.4 million in fiscal 2012, $213.8 million in fiscal 2011, and $195.6 million in fiscal 2010. Percentage rentals were insignificant.

The Company has a fleet of vehicles used for delivery to its commercial customers and stores and travel for members of field management. The majority of these vehicles are held under capital lease. At August 25, 2012, the Company had capital lease assets of $104.2 million, net of accumulated amortization of $36.4 million, and capital lease obligations of $102.3 million, of which $29.8 million is classified as Accrued expenses and other as it represents the current portion of these obligations. At August 27, 2011, the Company had capital lease assets of $86.6 million, net of accumulated amortization of $30.2 million, and capital lease obligations of $86.7 million, of which $25.3 million was classified as Accrued expenses and other.

The Company records rent for all operating leases on a straight-line basis over the lease term, including any reasonably assured renewal periods and the period of time prior to the lease term that the Company is in possession of the leased space for the purpose of installing leasehold improvements. Differences between recorded rent expense and cash payments are recorded as a liability in Accrued expenses and other and Other long-term liabilities in the accompanying Consolidated Balance Sheets, based on the terms of the lease. The deferred rent approximated $86.9 million on August 25, 2012, and $77.6 million on August 27, 2011.

Future minimum annual rental commitments under non-cancelable operating leases and capital leases were as follows at the end of fiscal 2012:

(in thousands)	Operating Leases	Capital Leases
2013	$217,844	$29,842
2014	209,300	28,859
2015	192,296	24,520
2016	174,844	17,181
2017	157,691	5,002
Thereafter	958,435	—

Total minimum payments required	$1,910,410	105,404

Less: Interest		(3,148)

Present value of minimum capital lease payments		$102,256

In connection with the Company’s December 2001 sale of the TruckPro business, the Company subleased some properties to the purchaser for an initial term of not less than 20 years. The Company’s remaining aggregate rental obligation at August 25, 2012 of $17.3 million is included in the above table, but the obligation is entirely offset by the sublease rental agreement.

Note N – Commitments and Contingencies

Construction commitments, primarily for new stores, totaled approximately $25.6 million at August 25, 2012.

The Company had $102.3 million in outstanding standby letters of credit and $33.1 million in surety bonds as of August 25, 2012, which all have expiration periods of less than one year. A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover reimbursement obligations to our workers’ compensation carriers. There are no additional contingent liabilities associated with these instruments as the underlying liabilities are already reflected in the consolidated balance sheet. The standby letters of credit and surety bonds arrangements have automatic renewal clauses.

Note O – Litigation

In 2004, the Company acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, the Company voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. The Company has conducted and paid for (at an immaterial cost to the Company) remediation of contamination on the property. The Company is also investigating, and will be addressing, potential vapor intrusion impacts in downgradient residences and businesses. The New Jersey Department of Environmental Protection has indicated that it will assert that the Company is liable for the downgradient impacts under a joint and severable liability theory, and the Company intends to contest any such assertions due to the existence of other sources of contamination in the area of the property. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, the Company believes it should be eligible to be reimbursed up to 75 percent of qualified remediation costs by the State of New Jersey. The Company has asked the state for clarification that the agreement applies to off-site work, and the state is considering the request. Although the aggregate amount of additional costs that the Company may incur pursuant to the remediation cannot currently be ascertained, the Company does not currently believe that fulfillment of its obligations under the agreement or otherwise will result in costs that are material to its financial condition, results of operations or cash flow.

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

Note P – Segment Reporting

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

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 5,006 stores in the United States, Puerto Rico, and Mexico. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

The “Other” category reflects business activities that are not separately reportable, including ALLDATA which produces, sells and maintains diagnostic and repair information software used in the automotive repair industry, and e-Commerce, which includes direct sales to customers through www.autozone.com.

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit.

The following table shows segment results for the following fiscal years:

	Year Ended
(in thousands)	August 25, 2012	August 27, 2011	August 28, 2010
Net Sales:
Auto Parts Stores	$8,422,559	$7,906,692	$7,213,753
Other	181,304	166,281	148,865

Total	$8,603,863	$8,072,973	$7,362,618

Segment Profit:
Auto Parts Stores	$4,292,474	$3,989,852	$3,591,464
Other	139,562	129,611	120,280

Gross profit	4,432,036	4,119,463	3,711,744
Operating, selling, general and administrative expenses	(2,803,145)	(2,624,660)	(2,392,330)
Interest expense, net	(175,905)	(170,557)	(158,909)

Income before income taxes	$1,452,986	$1,324,246	$1,160,505

Segment Assets:
Auto Parts Stores	$6,214,688	$5,827,285	$5,531,955
Other	50,951	42,317	39,639

Total	$6,265,639	$5,869,602	$5,571,594

Capital Expenditures:
Auto Parts Stores	$364,361	$316,074	$307,725
Other	13,693	5,530	7,675

Total	$378,054	$321,604	$315,400

Auto Parts Stores Sales by Product Grouping:
Failure	$3,793,963	$3,530,497	$3,145,528
Maintenance items	3,196,807	3,051,672	2,792,610
Discretionary	1,431,789	1,324,523	1,275,615

Auto Parts Stores net sales	$8,422,559	$7,906,692	$7,213,753

Note Q – Quarterly Summary (1)

(Unaudited)

	Twelve Weeks Ended			Sixteen Weeks Ended
(in thousands, except per share data)	November 19, 2011	February 11, 2012	May 5, 2012	August 25, 2012(2)
Net sales	$1,924,341	$1,804,069	$2,111,866	$2,763,585
Gross profit	983,627	926,215	1,089,799	1,432,394
Operating profit	340,934	300,651	427,250	560,056
Income before income taxes	301,840	261,728	387,507	501,911
Net income	191,125	166,930	248,586	323,733
Basic earnings per share	4.79	4.25	6.43	8.65
Diluted earnings per share	4.68	4.15	6.28	8.46

	Twelve Weeks Ended			Sixteen Weeks Ended
(in thousands, except per share data)	November 20, 2010	February 12, 2011	May 7, 2011	August 27, 2011(2)
Net sales	$1,791,662	$1,660,946	$1,978,369	$2,641,996
Gross profit	907,748	845,611	1,013,530	1,352,574
Operating profit	306,121	271,748	392,925	524,010
Income before income taxes	268,868	232,172	353,009	470,197
Net income	172,076	148,056	227,373	301,469
Basic earnings per share	3.85	3.41	5.42	7.35
Diluted earnings per share	3.77	3.34	5.29	7.18

(1)	The sum of quarterly amounts may not equal the annual amounts reported due to rounding. In addition, the earnings per share amounts are computed independently for each quarter while the full year is based on the annual weighted average shares outstanding.
(2)	The fourth quarter for fiscal 2012 and fiscal 2011 are based on a 16-week period. All other quarters presented are based on a 12-week period.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of August 25, 2012, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective. During our fiscal fourth quarter ended August 25, 2012, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in Part I of this document in the section entitled “Executive Officers of the Registrant,” is incorporated herein by reference in response to this item. Additionally, the information contained in AutoZone, Inc.’s Proxy Statement dated October 22, 2012, in the sections entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.

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

Item 11. Executive Compensation

The information contained in AutoZone, Inc.’s Proxy Statement dated October 22, 2012, in the section entitled “Executive Compensation,” is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in AutoZone, Inc.’s Proxy Statement dated October 22, 2012, in the sections entitled “Security Ownership of Management and Board of Directors” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accounting Fees and Services

The information contained in AutoZone, Inc.’s Proxy Statement dated October 22, 2012, in the section entitled “Proposal 2 – Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

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

(a) Financial Statements

The following financial statements, related notes and reports of independent registered public accounting firm are filed with this Annual Report on Form 10-K in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the fiscal years ended August 25, 2012, August 27, 2011, and August 28, 2010
Consolidated Statements of Comprehensive Income for the fiscal years ended August 25, 2012, August 27, 2011, and August 28, 2010
Consolidated Balance Sheets as of August 25, 2012, and August 27, 2011
Consolidated Statements of Cash Flows for the fiscal years ended August 25, 2012, August 27, 2011, and August 28, 2010
Consolidated Statements of Stockholders’ Deficit for the fiscal years ended August 25, 2012, August 27, 2011, and August 28, 2010
Notes to Consolidated Financial Statements

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

Dated: October 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ WILLIAM C. RHODES, III	Chairman, President and Chief Executive Officer	October 22, 2012
William C. Rhodes, III	(Principal Executive Officer)

/s/ WILLIAM T. GILES	Chief Financial Officer and Executive Vice	October 22, 2012
William T. Giles	President – Finance, Information Technology and ALLDATA (Principal Financial Officer)

/s/ CHARLIE PLEAS, III	Senior Vice President and Controller	October 22, 2012
Charlie Pleas, III	(Principal Accounting Officer)

/s/ WILLIAM C. CROWLEY	Director	October 22, 2012
William C. Crowley

/s/ SUE E. GOVE	Director	October 22, 2012
Sue E. Gove

/s/ EARL G. GRAVES, JR.	Director	October 22, 2012
Earl G. Graves, Jr.

/s/ ROBERT R. GRUSKY	Director	October 22, 2012
Robert R. Grusky

	Director	October 22, 2012
Enderson Guimaraes

/s/ J.R. HYDE, III	Director	October 22, 2012
J.R. Hyde, III

/s/ W. ANDREW MCKENNA	Director	October 22, 2012
W. Andrew McKenna

/s/ GEORGE R. MRKONIC, JR.	Director	October 22, 2012
George R. Mrkonic, Jr.

/s/ LUIS P. NIETO	Director	October 22, 2012
Luis P. Nieto

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K:

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Fifth Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 28, 2011.

4.1	Senior Indenture, dated as of July 22, 1998, between AutoZone, Inc. and the First National Bank of Chicago. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated July 17, 1998.

4.2	Indenture dated as of August 8, 2003, between AutoZone, Inc. and Bank One Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (No. 333-107828) filed August 11, 2003.

4.3	Terms Agreement dated October 16, 2002, by and among AutoZone, Inc., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein. Incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K dated October 18, 2002.

4.4	Form of 5.875% Note due 2012. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated October 18, 2002.

4.5	Terms Agreement dated May 29, 2003, by and among AutoZone, Inc., Citigroup Global Markets Inc. and SunTrust Capital Markets, Inc., as representatives of the several underwriters named therein. Incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K dated May 29, 2003.

4.6	Form of 4.375% Note due 2013. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated May 29, 2003.

4.7	Form of 5.5% Note due 2015. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated November 3, 2003.

4.8	Terms Agreement dated June 8, 2006, by and among AutoZone, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as representatives of the several underwriters named therein. Incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K dated June 13, 2006.

4.9	Form of 6.95% Senior Note due 2016. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated June 13, 2006.

4.10	Officers’ Certificate dated August 4, 2008, pursuant to Section 3.2 of the Indenture dated August 11, 2003, setting forth the terms of the 6.5% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated August 4, 2008.

4.11	Form of 6.5% Senior Note due 2014. Incorporated by reference from the Current Report on Form 8-K dated August 4, 2008.

4.12	Officers’ Certificate dated August 4, 2008, pursuant to Section 3.2 of the Indenture dated August 11, 2003, setting forth the terms of the 7.125% Senior Notes due 2018. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated August 4, 2008.

4.13	Form of 7.125% Senior Note due 2018. Incorporated by reference from the Form 8-K dated August 4, 2008.

4.14	Officers’ Certificate dated July 2, 2009, pursuant to Section 3.2 of the Indenture dated August 11, 2003, setting forth the terms of the 5.75% Notes due 2015. Incorporated by reference to 4.1 to the Current Report on Form 8-K dated July 2, 2009.

4.15	Form of 5.75% Senior Note due 2015. Incorporated by reference from the Form 8-K dated July 2, 2009.

4.16	Officers’ Certificate dated November 15, 2010, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 4.000% Notes due 2020. Incorporated by reference to 4.1 to the Current Report on Form 8-K dated November 15, 2010.

4.17	Form of 4.000% Senior Note due 2020. Incorporated by reference from the Form 8-K dated November 15, 2010.

4.18	Officers’ Certificate dated April 24, 2012, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 3.700% Senior Notes due 2022. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 24, 2012.

4.19	Form of 3.700% Senior Notes due 2022. Incorporated by reference from the Form 8-K dated April 24, 2012.

*10.1	Fourth Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.

*10.2	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended August 26, 2000.

*10.3	Third Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended August 30, 2003.

*10.4	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended November 23, 2002.

*10.5	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended November 23, 2002.

*10.6	AutoZone, Inc. 2003 Director Stock Option Plan. Incorporated by reference to Appendix C to the definitive proxy statement dated November 1, 2002, for the Annual Meeting of Stockholders held December 12, 2002.

*10.7	AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Appendix D to the definitive proxy statement dated November 1, 2002, for the Annual Meeting of Stockholders held December 12, 2002.

*10.8	Amended and Restated AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended February 15, 2003.

*10.9	AutoZone, Inc. 2006 Stock Option Plan. Incorporated by reference to Appendix A to the definitive proxy statement dated October 25, 2006, for the Annual Meeting of Stockholders held December 13, 2006.

*10.10	Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended August 25, 2007.

*10.11	AutoZone, Inc. Fifth Amended and Restated Executive Stock Purchase Plan.

*10.12	Amended and Restated AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated January 4, 2008.

*10.13	Amended and Restated AutoZone, Inc. 2003 Director Stock Option Plan. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K dated January 4, 2008.

*10.14	AutoZone, Inc. Enhanced Severance Pay Plan. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated February 15, 2008.

*10.15	Form of non-compete and non-solicitation agreement signed by each of the following executive officers: Mark A. Finestone, William T. Giles, William W. Graves, Ronald B. Griffin, Lisa R. Kranc, Thomas B. Newbern, Charlie Pleas, III, Larry M. Roesel, and Mike A. Womack; and by AutoZone, Inc., with an effective date of February 14, 2008, for each. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated February 15, 2008.

*10.16	Form of non-compete and non-solicitation agreement approved by AutoZone’s Compensation Committee for execution by non-executive officers. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K dated February 15, 2008.

*10.17	Agreement dated February 14, 2008, between AutoZone, Inc. and William C. Rhodes, III. Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K dated February 15, 2008.

*10.18	Form of non-compete and non-solicitation agreement signed by each of the following officers: Rebecca W. Ballou, Dan Barzel, Craig Blackwell, Brian L. Campbell, Philip B. Daniele, III, Robert A. Durkin, Bill Edwards, Joseph Espinosa, Preston B. Frazer, Stephany L. Goodnight, David Goudge, James C. Griffith, William R. Hackney, Rodney Halsell, Jeffery Lagges, Grantland E. McGee, Jr., Mitchell Major, Ann A. Morgan, J. Scott Murphy, Jeffrey H. Nix, Raymond A. Pohlman, Elizabeth Rabun, Juan A. Santiago, Joe L. Sellers, Jr., Brett Shanaman, Jamey Traywick, Solomon Woldeslassie, and Kristen C. Wright; and by AutoZone, Inc. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2008.

*10.19	Second Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and Harry L. Goldsmith dated December 29, 2008. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 30, 2008.

*10.20	Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and Robert D. Olsen dated December 29, 2008. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated December 30, 2008.

*10.21	First Amendment to Amended and Restated Employment Agreement between AutoZone, Inc. and Robert D. Olsen dated September 29, 2009. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 30, 2009.

*10.22	AutoZone, Inc. 2010 Executive Incentive Compensation Plan, incorporated by reference to Exhibit A to the definitive proxy statement dated October 26, 2009, for the Annual Meeting of Stockholders held December 16, 2009.

*10.23	AutoZone, Inc. 2011 Equity Incentive Award Plan, incorporated by reference to Exhibit A to the definitive proxy statement dated October 25, 2010, for the Annual Meeting of Stockholders held December 15, 2010.

*10.24	Form of Stock Option Agreement under the 2006 Stock Option Plan, effective September 2010. Incorporated by reference to Exhibit 10.2 to the Quarterly Report of Form 10-Q dated December 16, 2010.

*10.25	Form of Stock Option Agreement under the 2006 Stock Option Plan for certain executive officers, effective September 2010. Incorporated by reference to Exhibit 10.3 to the Quarterly Report of Form 10-Q dated December 16, 2010.

*10.26	Form of Letter Agreement dated as of December 14, 2010, amending certain Stock Option Agreements of executive officers. Incorporated by reference to Exhibit 10.4 to the Quarterly Report of Form 10-Q dated December 16, 2010.

*10.27	AutoZone, Inc. 2011 Director Compensation Program. Incorporated by reference to Exhibit 10.5 to the Quarterly Report of Form 10-Q dated December 16, 2010.

*10.28	Performance-Based Restricted Stock Units Award Agreement dated December 15, 2010, between AutoZone, Inc. and William C. Rhodes, III, incorporated by reference to Exhibit 10.2 to the Form 8-K dated December 15, 2010.

*10.29	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement between AutoZone, Inc. and Robert D. Olsen dated January 25, 2011. Incorporated by reference to Exhibit 10.1 to the Quarterly Report of Form 10-Q dated March 17, 2011.

*10.30	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan. Incorporated by reference to Exhibit 10.2 to the Quarterly Report of Form 10-Q dated March 17, 2011.

*10.31	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for certain executive officers. Incorporated by reference to Exhibit 10.3 to the Quarterly Report of Form 10-Q dated March 17, 2011.

*10.32	First Amended and Restated AutoZone, Inc. Enhanced Severance Pay Plan. Incorporated by reference to Exhibit 10.4 to the Quarterly Report of Form 10-Q dated March 17, 2011.

*10.33	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for officers effective September 27, 2011. Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.34	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for certain executive officers effective September 27, 2011. Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

10.35	Amended and Restated Credit Agreement dated as of September, 13, 2011 among AutoZone, Inc. as Borrower, the several Lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent and Swingline Lender, JPMorgan Chase Bank, N.A. as Syndication Agent, arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC as Joint Lead Arrangers and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, Wells Fargo Securities, LLC and Barclays Capital as Joint Book Runners. Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.36	Sixth Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.37	Second Amended AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed December 14, 2011.

*10.38	Offer letter dated May 23, 2012, to Mike A. Womack.

*10.39	Offer letter dated April 26, 2012, to Ronald B. Griffin.

*10.40	Amended Non-Compete Agreement between AutoZone, Inc. and Jon A. Bascom dated May 25, 2012.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethical Conduct. Incorporated by reference to Exhibit 14.1 of the Annual Report on Form 10-K for the fiscal year ended August 30, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Document

**101.LAB	XBRL Taxonomy Extension Labels Document

**101.PRE	XBRL Taxonomy Extension Presentation Document

**101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”