Form 10-Q
period 2012-11-17
AUTOZONE INC
filed 2012-12-13
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 17, 2012, or

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

Common Stock, $.01 Par Value – 36,331,497 shares outstanding as of December 10, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	November 17, 2012	August 25, 2012
Assets
Current assets:
Cash and cash equivalents	$99,864	$103,093
Accounts receivable	173,338	161,375
Merchandise inventories	2,702,103	2,627,983
Other current assets	86,003	85,649
Deferred income taxes	983	846

Total current assets	3,062,291	2,978,946
Property and equipment:
Property and equipment	4,735,703	4,659,761
Less: Accumulated depreciation and amortization	(1,845,434)	(1,803,833)

	2,890,269	2,855,928
Goodwill	302,645	302,645
Deferred income taxes	36,547	33,796
Other long-term assets	106,287	94,324

	445,479	430,765

	$6,398,039	$6,265,639

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,021,916	$2,926,740
Accrued expenses and other	455,762	478,085
Income taxes payable	80,532	17,053
Deferred income taxes	186,282	183,833
Short-term borrowings	—	49,881

Total current liabilities	3,744,492	3,655,592

Long-term debt	3,802,705	3,718,302
Other long-term liabilities	442,211	439,770

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 40,168 shares issued and 36,473 shares outstanding as of November 17, 2012; 39,869 shares issued and 37,028 shares outstanding as of August 25, 2012	402	399
Additional paid-in capital	760,872	689,890
Retained deficit	(829,745)	(1,033,197)
Accumulated other comprehensive loss	(152,462)	(152,013)
Treasury stock, at cost	(1,370,436)	(1,053,104)

Total stockholders’ deficit	(1,591,369)	(1,548,025)

	$6,398,039	$6,265,639

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended
(in thousands, except per share data)	November 17, 2012	November 19, 2011
Net sales	$1,991,040	$1,924,341
Cost of sales, including warehouse and delivery expenses	959,174	940,714

Gross profit	1,031,866	983,627
Operating, selling, general and administrative expenses	668,590	642,693

Operating profit	363,276	340,934
Interest expense, net	41,104	39,094

Income before income taxes	322,172	301,840
Income taxes	118,720	110,715

Net income	$203,452	$191,125

Weighted average shares for basic earnings per share	36,845	39,865
Effect of dilutive stock equivalents	741	999

Adjusted weighted average shares for diluted earnings per share	37,586	40,864

Basic earnings per share	$5.52	$4.79

Diluted earnings per share	$5.41	$4.68

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended
(in thousands)	November 17, 2012	November 19, 2011
Net income	$203,452	$191,125
Other comprehensive loss:
Pension liability adjustments, net of taxes (1)	1,435	10,419
Foreign currency translation adjustments	(2,059)	(23,987)
Unrealized gain (loss) on marketable securities, net of taxes (2)	10	(261)
Net derivative activities, net of taxes (3)	165	2,877

Total other comprehensive loss	(449)	(10,952)

Comprehensive income	$203,003	$180,173

(1)	Pension liability adjustments are presented net of taxes of $1,898 in fiscal 2013 and $8,159 in fiscal 2012
(2)	Unrealized gain (losses) on marketable securities are presented net of taxes of $5 in fiscal 2013 and $141 in fiscal 2012
(3)	Net derivative activities are presented net of taxes of $103 in fiscal 2013 and $2,470 in fiscal 2012

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twelve Weeks Ended
(in thousands)	November 17, 2012	November 19, 2011
Cash flows from operating activities:
Net income	$203,452	$191,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	50,700	48,647
Amortization of debt origination fees	1,941	1,738
Income tax benefit from exercise of stock options	(23,910)	(11,157)
Deferred income taxes	(2,455)	6,241
Share-based compensation expense	8,131	7,562
Changes in operating assets and liabilities:
Accounts receivable	(12,362)	4,856
Merchandise inventories	(74,808)	(75,122)
Accounts payable and accrued expenses	72,594	87,317
Income taxes payable	86,914	70,891
Other, net	8,056	10,196

Net cash provided by operating activities	318,253	342,294

Cash flows from investing activities:
Capital expenditures	(80,430)	(61,924)
Purchase of marketable securities	(11,802)	(11,091)
Proceeds from sale of marketable securities	6,179	10,069
Disposal of capital assets and other, net	462	1,057

Net cash used in investing activities	(85,591)	(61,889)

Cash flows from financing activities:
Net proceeds from commercial paper	39,300	1,300
Net (payments) proceeds from short-term borrowings	(4,852)	4,496
Proceeds from issuance of debt	300,000	—
Repayment of debt	(300,000)	—
Net proceeds from sale of common stock	39,226	18,561
Purchase of treasury stock	(317,332)	(309,765)
Income tax benefit from exercise of stock options	23,910	11,157
Payments of capital lease obligations	(7,474)	(6,448)
Other, net	(8,637)	—

Net cash used in financing activities	(235,859)	(280,699)
Effect of exchange rate changes on cash	(32)	(636)

Net decrease in cash and cash equivalents	(3,229)	(930)
Cash and cash equivalents at beginning of period	103,093	97,606

Cash and cash equivalents at end of period	$99,864	$96,676

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and related notes included in the AutoZone, Inc. (“AutoZone” or the “Company”) Annual Report on Form 10-K for the year ended August 25, 2012.

Operating results for the twelve weeks ended November 17, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2013. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2013 has 17 weeks and for fiscal 2012 had 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

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

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $8.1 million for the twelve week period ended November 17, 2012, and was $7.6 million for the comparable prior year period.

During the twelve week period ended November 17, 2012, 298,983 shares of stock options were exercised at a weighted average exercise price of $131.54. In the comparable prior year period, 162,510 shares of stock options were exercised at a weighted average exercise price of $118.12.

The Company made stock option grants of 349,560 shares during the twelve week period ended November 17, 2012, and granted options to purchase 375,630 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the twelve week periods ended November 17, 2012, and November 19, 2011, using the Black-Scholes-Merton multiple-option pricing valuation model, was $98.09 and $93.04 per share, respectively, using the following weighted average key assumptions:

	Twelve Weeks Ended
	November 17, 2012	November 19, 2011
Expected price volatility	29%	31%
Risk-free interest rate	0.5%	0.7%
Weighted average expected lives (in years)	5.2	5.3
Forfeiture rate	10%	10%
Dividend yield	0%	0%

See AutoZone’s Annual Report on Form 10-K for the year ended August 25, 2012, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s 2011 Equity Incentive Award Plan and the 2011 Director Compensation Program.

For the twelve week period ended November 17, 2012, 368,580 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 372,170 anti-dilutive shares were excluded from the dilutive earnings per share computation.

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	November 17, 2012
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$19,117	$—	$—	$19,117
Other long-term assets	46,802	15,933	—	62,735

	$65,919	$15,933	$—	$81,852

	August 25, 2012
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$22,515	$—	$—	$22,515
Other long-term assets	40,424	13,275	—	53,699

	$62,939	$13,275	$—	$76,214

Accrued expenses and other	$—	$(4,915)	$—	$(4,915)

At November 17, 2012, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheet consisted of short-term marketable securities of $19.1 million, which are included within Other current assets, and long-term marketable securities of $62.7 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable securities, by asset class, are described in “Note D – Marketable Securities”.

Non-Financial Assets measured at Fair Value on a Non-Recurring Basis

Non-financial assets could be required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. The assets could include assets acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. During the twelve week periods ended November 17, 2012 and November 19, 2011, the Company did not have any significant non-financial assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

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

Note D – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model”. Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	November 17, 2012
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$26,574	$319	$(2)	$26,891
Government bonds	21,770	93	—	21,863
Mortgage-backed securities	7,136	23	(12)	7,147
Asset-backed securities and other	25,816	135	—	25,951

	$81,296	$570	$(14)	$81,852

	August 25, 2012
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$26,215	$307	$—	$26,522
Government bonds	20,790	117	(1)	20,906
Mortgage-backed securities	4,369	17	(19)	4,367
Asset-backed securities and other	24,299	120	—	24,419

	$75,673	$561	$(20)	$76,214

The debt securities held at November 17, 2012, had effective maturities ranging from less than one year to approximately 3 years. The Company did not realize any material gains or losses on its marketable securities during the twelve week period ended November 17, 2012.

The Company holds nine securities that are in an unrealized loss position of approximately $14 thousand at November 17, 2012. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.

Note E – Derivative Financial Instruments

During the fourth quarter of fiscal 2012, the Company entered into two treasury rate locks, each with a notional amount of $100 million. These agreements were cash flow hedges used to hedge the exposure to variability in future cash flows resulting from changes in variable interest rates related to the $300 million Senior Note debt issuance in November 2012. The fixed rates of the hedges were 2.07% and 1.92% and were benchmarked based on the 10-year U.S. treasury notes. These locks expired on November 1, 2012 and resulted in a loss of $5.1 million, which has been deferred in Accumulated other comprehensive loss and will be reclassified to Interest expense over the life of the underlying debt. The hedges remained highly effective until they expired, and no ineffectiveness was recognized in earnings.

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

At November 17, 2012, the Company had $12.7 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week period ended November 17, 2012, the Company reclassified $412 thousand of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $406 thousand of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $922 thousand of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note F – Merchandise Inventories

Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method for domestic inventories and the first-in, first-out (“FIFO”) method for Mexico inventories. Included in inventories are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $279.5 million at November 17, 2012, and $270.4 million at August 25, 2012.

Note G – Pension and Savings Plans

The components of net periodic pension expense related to the Company’s pension plans consisted of the following:

	Twelve Weeks Ended
(in thousands)	November 17, 2012	November 19, 2011
Interest cost	$2,659	$2,819
Expected return on plan assets	(3,083)	(2,704)
Amortization of net loss	3,333	2,260

Net periodic pension expense	$2,909	$2,375

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the twelve week period ended November 17, 2012, the Company made contributions to its funded plan in the amount of $2.0 million. The Company expects to contribute approximately $6.9 million to the plan during the remainder of fiscal 2013; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

Note H – Financing

The Company’s long-term debt consisted of the following:

(in thousands)	November 17, 2012	August 25, 2012
5.875% Senior Notes due October 2012, effective interest rate of 6.33%	$—	$300,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.500% Senior Notes due January 2014, effective interest rate of 6.63%	500,000	500,000
5.750% Senior Notes due January 2015, effective interest rate of 5.89%	500,000	500,000
5.500% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.950% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	—
Commercial paper, weighted average interest rate of 0.42% at November 17, 2012 and August 25, 2012, respectively	552,705	468,302

	$3,802,705	$3,718,302

As of November 17, 2012, the commercial paper borrowings and the 4.375% Senior Notes due June 2013 mature in the next twelve months, but are classified as long-term in the accompanying Condensed Consolidated Balance Sheets, as the Company has the ability and intent to refinance them on a long-term basis. Specifically, excluding the effect of commercial paper borrowings, the Company had $996.3 million of availability under its $1.0 billion revolving credit facility, expiring in September 2016, which would allow it to replace these short-term obligations with long-term financing.

On November 13, 2012, the Company issued $300 million in 2.875% Senior Notes due January 2023 under its shelf registration statement filed with the SEC on April 17, 2012 (the “Shelf Registration”). The Shelf Registration allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. Proceeds from the debt issuance on November 13, 2012, were used to repay a portion of the outstanding commercial paper borrowings, and for general corporate purposes.

In September 2011, the Company amended and restated its revolving credit facility, increasing the capacity under the revolving credit facility to $1.0 billion. This credit facility is available to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. The capacity of the credit facility may be increased to $1.250 billion prior to the maturity date at the Company’s election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit, and may include up to $175 million in capital leases each fiscal year. Under the revolving credit facility, the Company may borrow funds consisting of Eurodollar loans or base rate loans. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the revolving credit facility, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. The Company also has the option to borrow funds under the terms of a swingline loan subfacility. The revolving credit facility expires in September 2016.

The fair value of the Company’s debt was estimated at $4.110 billion as of November 17, 2012, and $4.055 billion as of August 25, 2012, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $307.5 million at November 17, 2012, and $286.6 million at August 25, 2012.

Note I – Stock Repurchase Program

From January 1, 1998 to November 17, 2012, the Company has repurchased a total of 132.0 million shares at an aggregate cost of $11.9 billion, including 854,668 shares of its common stock at an aggregate cost of $317.3 million during the twelve week period ended November 17, 2012. On September 28, 2012, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $11.90 billion to $12.65 billion. Considering the cumulative repurchases as of November 17, 2012, the Company had $788.4 million remaining under the Board’s authorization to repurchase its common stock. Subsequent to November 17, 2012, the Company has repurchased 153,489 shares of its common stock at an aggregate cost of $57.7 million.

Note J – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (1)	Net Unrealized Gain on Securities	Derivatives	Total
Balance at August 25, 2012	$93,967	$50,267	$(351)	$8,130	$152,013
Other comprehensive (income) loss	(1,435)	2,059	(10)	(165)	449

Balance at November 17, 2012	$92,532	$52,326	$(361)	$7,965	$152,462

(1)	Foreign currency is not shown net of tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.

Note K – Litigation

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

Note L – Segment Reporting

The Company’s three operating segments (Domestic Auto Parts, Mexico, and Brazil) are aggregated as one reportable segment: Auto Parts Stores. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in Note A in its Annual Report on Form 10-K for the year ended August 25, 2012.

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 5,029 stores in the United States, Puerto Rico, Mexico, and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended
(in thousands)	November 17, 2012	November 19, 2011
Net Sales
Auto Parts Stores	$1,948,724	$1,884,138
Other	42,316	40,203

Total	$1,991,040	$1,924,341

Segment Profit
Auto Parts Stores	$999,335	$952,357
Other	32,531	31,270

Gross profit	1,031,866	983,627
Operating, selling, general and administrative expenses	(668,590)	(642,693)
Interest expense, net	(41,104)	(39,094)

Income before income taxes	$322,172	$301,840

Note M – Subsequent Event

Subsequent to November 17, 2012, the Company reached an agreement to purchase the assets and select liabilities of AutoAnything, an online retailer of specialized automotive products located in San Diego, California. AutoAnything sells a broad range of products focused primarily in the accessory and performance categories. The Company expects to finance the acquisition with commercial paper borrowings and close the acquisition during the second quarter of fiscal 2013.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of November 17, 2012, the related condensed consolidated statements of income for the twelve week periods ended November 17, 2012 and November 19, 2011, the condensed consolidated statements of comprehensive income for the twelve week periods ended November 17, 2012 and November 19, 2011, and the condensed consolidated statements of cash flows for the twelve week periods ended November 17, 2012 and November 19, 2011. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AutoZone, Inc. as of August 25, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for the year then ended, not presented herein, and, in our report dated October 22, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 25, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

December 13, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at November 17, 2012, operated 4,703 stores in the United States, including Puerto Rico, and 325 in Mexico. During the first quarter of fiscal 2013, we opened our first auto parts store in Brazil. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At November 17, 2012, in 3,090 of our domestic stores, we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We have commercial programs in select stores in Mexico as well. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve weeks ended November 17, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2013. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2012 had 16 weeks and for fiscal 2013 has 17 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales were up 3.5% for the quarter, driven by new store growth, increased number of commercial programs and, to a lesser extent, domestic same store sales growth of 0.2%. Earnings per share increased 15.7% for the quarter.

Over the past several years, various factors have occurred within the economy that affect both our consumer and our industry, including the impact of the recession, continued high unemployment and other challenging economic conditions. Although we have seen a recent increase in new vehicle sales, we believe our consumers’ cash flows continue to decrease due to these factors. We feel most consumers are more likely to keep their current vehicles longer and perform repair and maintenance in order to keep those vehicles well maintained. Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will impact us in the future.

More recently, we feel other macroeconomic factors have adversely impacted both our consumer and our industry. During the first quarter of fiscal 2013, the price per gallon of unleaded gasoline in the United States began the quarter at $3.78 per gallon and ended the quarter at $3.43 per gallon, a $0.35 decline. During the comparable prior year period, gas prices decreased similarly, by $0.26 per gallon during the first quarter, beginning at $3.63 per gallon and ending at $3.37 per gallon. With gas prices remaining at these overall higher levels, we continue to believe gas prices have an impact on our customers’ abilities to maintain their vehicles, allowing us to communicate through our marketing messages the steps needed to improve their gas mileage. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

Our primary response to fluctuations in the demand for the products we sell are to adjust our inventory levels, store staffing, and advertising messages. We continue to believe we are well positioned to help our customers save money and meet their needs in a challenging macro environment.

Historically, the two statistics that we believed had the closest correlation to our market growth over the long-term were miles driven and the number of seven year old or older vehicles on the road. While over the long-term, we have seen a close correlation between our net sales and the number of miles driven, we have also seen short time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. From January 2012 through September 2012, miles driven have increased by 0.6% over last year. The average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. We believe that annual miles driven will improve to a low single digit growth rate over time and that the number of seven year old or older vehicles will continue to increase; however, we are unable to predict the impact, if any, these indicators will have on future results.

During the first quarter of fiscal 2013, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 84% of total sales, with failure related categories continuing to be our strongest performers. While we have not experienced any fundamental shifts in our category sales mix as compared to previous years, we did experience a slight decline in mix of sales of the maintenance category. We believe the slowdown in maintenance related products was largely due to weather related impacts in various regions of the U.S. Because of the unusually mild winter last year across parts of the U.S., we saw a reduced benefit from sales of maintenance related products compared to the prior fiscal year. Also, Hurricane Sandy impacted several of our stores in the Northeast due to electrical outages from high winds and flooding and prevented customers from coming to the stores in this area. We believe that we will see improvement in sales once we annualize the effects of the mild winter, however, we remain focused on refining and expanding our product assortment to ensure that we have the best merchandise at the right price in each of our categories.

Twelve Weeks Ended November 17, 2012,

Compared with Twelve Weeks Ended November 19, 2011

Net sales for the twelve weeks ended November 17, 2012, increased $66.7 million to $1.991 billion, or 3.5%, over net sales of $1.924 billion for the comparable prior year period. Total auto parts sales increased by 3.4%, primarily driven by net sales of $44.0 million from new stores and, to a lesser extent, domestic same store sales (sales for stores open at least one year) increase of 0.2%.

Gross profit for the twelve weeks ended November 17, 2012, was $1.032 billion, or 51.8% of net sales, compared with $983.6 million, or 51.1% of net sales, during the comparable prior year period. The improvement in gross margin was primarily attributable to an improvement in merchandise margins (53 basis points) driven by lower acquisition costs and lower shrink expense.

Operating, selling, general and administrative expenses for the twelve weeks ended November 17, 2012, were $668.6 million, or 33.6% of net sales, compared with $642.7 million, or 33.4% of net sales, during the comparable prior year period. The increase in operating expenses, as a percentage of sales, was negatively impacted by higher store payroll (34 basis points) partially offset by lower advertising expense.

Net interest expense for the twelve weeks ended November 17, 2012, was $41.1 million compared with $39.1 million during the comparable prior year period. The increase was primarily due to an increase in debt, partially offset by a decrease in borrowing rates over the comparable prior year period. Average borrowings for the twelve weeks ended November 17, 2012, were $3.741 billion, compared with $3.287 billion for the comparable prior year period. Weighted average borrowing rates were 4.5% for the twelve weeks ended November 17, 2012, and 4.8% for the twelve weeks ended November 19, 2011.

Our effective income tax rate was 36.9% of pretax income for the twelve weeks ended November 17, 2012, and 36.7% for the comparable prior year period.

Net income for the twelve week period ended November 17, 2012, increased by $12.3 million to $203.5 million, and diluted earnings per share increased by 15.7% to $5.41 from $4.68 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.41.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the twelve weeks ended November 17, 2012, our net cash flows from operating activities provided $318.3 million as compared with $342.3 million provided during the comparable prior year period. The decrease is primarily due to the timing of vendor receivables and an increase of commercial receivables, as well as the change in inventories, net of payables.

Our net cash flows from investing activities for the twelve weeks ended November 17, 2012, used $85.6 million as compared with $61.9 million used in the comparable prior year period. Capital expenditures for the twelve weeks ended November 17, 2012, were $80.4 million compared to $61.9 million for the comparable prior year period. The increase is primarily driven by an increase in spend for future store openings, a shift in the mix in types of stores opened, and new store openings. During the twelve week period ended November 17, 2012, we opened 23 net new stores. In the comparable prior year period, we opened 19 net new stores. Investing cash flows were also impacted by our wholly owned insurance captive, which purchased $11.8 million and sold $6.2 million in marketable securities during the twelve weeks ended November 17, 2012. During the comparable prior year period, the captive purchased $11.1 million in marketable securities and sold $10.1 million in marketable securities. Capital asset disposals and other provided $0.5 million during the twelve week period ended November 17, 2012, and $1.1 million in the comparable prior year period.

Our net cash flows from financing activities for the twelve weeks ended November 17, 2012, used $235.9 million compared to $280.7 million used in the comparable prior year period. During the twelve weeks ended November 17, 2012, we received $300.0 million in proceeds from the issuance of debt; there were no proceeds from the issuance of debt during the comparable prior year period. The proceeds in the first quarter of fiscal 2013 were used for the repayment of a portion of commercial paper borrowings and general corporate purposes. During the twelve weeks ended November 17, 2012, we repaid our $300 million Senior Note due in October 2012 using commercial paper borrowings. There were no repayments of debt in the comparable prior year period. For the twelve weeks ended November 17, 2012, net proceeds from commercial paper and short-term borrowings were $34.4 million, as compared to proceeds from net borrowings of $5.8 million in the comparable prior year period. Stock repurchases were $317.3 million in the current twelve week period as compared with $309.8 million in the comparable prior year period. For the twelve weeks ended November 17, 2012, proceeds from the sale of common stock and exercises of stock options provided $63.1 million, including $23.9 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $29.7 million, including $11.2 million in related tax benefits.

During fiscal 2013, we expect to invest in our business at an increased rate as compared to fiscal 2012. Our investment is expected to be directed primarily to our new-store development program and enhancements to existing stores and infrastructure. The amount of our investments in our new-store program is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States, Mexico, Puerto Rico, or Brazil, or located in urban or rural areas. During fiscal 2012 and fiscal 2011, our capital expenditures increased by approximately 18% and 2%, respectively, as compared to the prior year, and we expect our capital expenditures for fiscal 2013 to increase by 10% to 15% as compared to fiscal 2012. Our mix of store openings has moved away from build-to-suit leases (lower initial capital investment) to ground leases and land purchases (higher initial capital investment), resulting in increased capital expenditures per store during recent years. We expect this trend to continue during the remainder of the fiscal year ending August 31, 2013.

In addition to the building and land costs, our new-store development program requires working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. Accounts payable, as a percent of gross inventory, was 111.8% compared to 112.3% last year. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate.

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

Subsequent to November 17, 2012, we reached an agreement to purchase the assets and select liabilities of AutoAnything, an online retailer of specialized automotive products located in San Diego, California. AutoAnything sells a broad range of products focused primarily in the accessory and performance categories. We expect to finance the acquisition with commercial paper borrowings and close the acquisition during the second quarter of fiscal 2013.

For the trailing four quarters ended November 17, 2012, our after-tax return on invested capital (“ROIC”) was 33.0% as compared to 32.1% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). ROIC increased primarily due to increased after-tax operating profit. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance.

Debt Facilities

In September 2011, we amended and restated our revolving credit facility, increasing the capacity under the revolving credit facility to $1.0 billion. This credit facility is available to primarily support commercial paper borrowings, letters of credit and other short-term, unsecured bank loans. The capacity of the credit facility may be increased to $1.250 billion prior to the maturity date at our election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit, and may include up to $175 million in capital leases each fiscal year. Under the revolving credit facility, we may borrow funds consisting of Eurodollar loans or base rate loans. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as the London InterBank Offered Rate (“LIBOR”) plus the applicable percentage, as defined in the revolving credit facility, depending upon our senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the revolving credit facility. We also have the option to borrow funds under the terms of a swingline loan subfacility. The revolving credit facility expires in September 2016.

As the available balance is reduced by commercial paper borrowings and certain outstanding letters of credit, we had $412.6 million in available capacity under our $1.0 billion credit facility at November 17, 2012.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the revolving credit facility. As of November 17, 2012, we have $100 million in letters of credit outstanding under the letter of credit facility, which expires in June 2013.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $41.5 million in letters of credit outstanding as of November 17, 2012. These letters of credit have various maturity dates and were issued on an uncommitted basis.

On November 13, 2012, we issued $300 million in 2.875% Senior Notes due January 2023 under our shelf registration statement filed with the Securities and Exchange Commission on April 17, 2012 (the “Shelf Registration”). The Shelf Registration allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. Proceeds from the debt issuance on November 13, 2012, were used to repay a portion of the outstanding commercial paper borrowings, which were used to repay the $300 million in 5.875% Senior Notes due in October 2012, and for general corporate purposes.

The 6.500% and 7.125% Senior Notes issued during August 2008, and the 5.750% Senior Notes issued in July 2009, are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded. These notes, along with the 2.875% Senior Notes issued in November 2012, the 3.700% Senior Notes issued in April 2012 and the 4.000% Senior Notes issued in November 2010, also contain a provision that repayment of the notes may be accelerated if AutoZone experiences a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of November 17, 2012, we were in compliance with all covenants and expect to remain in compliance with all covenants.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.5:1 as of November 17, 2012, and was 2.4:1 as of November 19, 2011. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels.

Stock Repurchases

From January 1, 1998 to November 17, 2012, we have repurchased a total of 132.0 million shares at an aggregate cost of $11.9 billion, including 854,668 shares of our common stock at an aggregate cost of $317.3 million during the twelve week period ended November 17, 2012. On September 28, 2012, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $11.90 billion to $12.65 billion. Considering cumulative repurchases as of November 17, 2012, we have $788.4 million remaining under the Board’s authorization to repurchase our common stock. Subsequent to November 17, 2012, we have repurchased 153,489 shares of our common stock at an aggregate cost of $57.7 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at November 17, 2012, was $145.4 million compared with $102.3 million at August 25, 2012, and our total surety bonds commitment at November 17, 2012, was $32.6 million compared with $33.1 million at August 25, 2012.

Financial Commitments

As of November 17, 2012, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 25, 2012.

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

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital “ROIC”

The following tables calculate the percentages of ROIC for the trailing four quarters ended November 17, 2012 and November 19, 2011.

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 25, 2012	Twelve Weeks Ended November 19, 2011	Forty Weeks Ended August 25, 2012	Twelve Weeks Ended November 17, 2012	Trailing Four Quarters Ended November 17, 2012
Net income	$930,373	$191,125	$739,248	$203,452	$942,700
Adjustments:
Interest expense	175,905	39,094	136,811	41,104	177,915
Rent expense	229,417	51,303	178,114	54,714	232,828
Tax effect (1)	(145,916)	(32,543)	(113,373)	(34,494)	(147,867)

After-tax return	$1,189,779	$248,979	$940,800	$264,776	$1,205,576

Average debt (2)					$3,599,175
Average deficit (3)					(1,439,769)
Rent x 6 (4)					1,396,968
Average capital lease obligations (5)					98,924

Pre-tax invested capital					$3,655,298

ROIC					33.0%

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 27, 2011	Twelve Weeks Ended November 20, 2010	Forty Weeks Ended August 27, 2011	Twelve Weeks Ended November 19, 2011	Trailing Four Quarters Ended November 19, 2011
Net income	$848,974	$172,076	$676,898	$191,125	$868,023
Adjustments:
Interest expense	170,557	37,253	133,304	39,094	172,398
Rent expense	213,846	47,546	166,300	51,303	217,603
Tax effect (1)	(138,554)	(30,565)	(107,989)	(32,583)	(140,572)

After-tax return	$1,094,823	$226,310	$868,513	$248,939	$1,117,452

Average debt (2)					$3,211,046
Average deficit (3)					(1,115,290)
Rent x 6 (4)					1,305,618
Average capital lease obligations (5)					84,662

Pre-tax invested capital					$3,486,036

ROIC					32.1%

(1)	The effective tax rate was 36.0% over the trailing four quarters ended November 17, 2012 and November 19, 2011, respectively.
(2)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(3)	Average equity is equal to the average of our stockholders’ deficit measured as of the previous five quarters.
(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(5)	Average capital lease obligations are equal to the average of our capital lease obligations measured as of the previous five quarters. Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Share-Based Expense “EBITDAR”

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended November 17, 2012 and November 19, 2011.

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 25, 2012	Twelve Weeks Ended November 19, 2011	Forty Weeks Ended August 25, 2012	Twelve Weeks Ended November 17, 2012	Trailing Four Quarters Ended November 17, 2012
Net income	$930,373	$191,125	$739,248	$203,452	$942,700
Add: Interest expense	175,905	39,094	136,811	41,104	177,915
Income tax expense	522,613	110,715	411,898	118,720	530,618

EBIT	1,628,891	340,934	1,287,957	363,276	1,651,233
Add: Depreciation expense	211,831	48,647	163,184	50,700	213,884
Rent expense	229,417	51,303	178,114	54,714	232,828
Share-based expense	33,363	7,562	25,801	8,131	33,932

EBITDAR	$2,103,502	$448,446	$1,655,056	$476,821	$2,131,877

Debt					$3,802,705
Capital lease obligations					101,144
Add: Rent x 6 (1)					1,396,968

Adjusted debt					$5,300,817

Adjusted debt / EBITDAR					2.5

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 27, 2011	Twelve Weeks Ended November 20, 2010	Forty Weeks Ended August 27, 2011	Twelve Weeks Ended November 19, 2011	Trailing Four Quarters Ended November 19, 2011
Net income	$848,974	$172,076	$676,898	$191,125	$868,023
Add: Interest expense	170,557	37,253	133,304	39,094	172,398
Income tax expense	475,272	96,792	378,480	110,715	489,195

EBIT	1,494,803	306,121	1,188,682	340,934	1,529,616
Add: Depreciation expense	196,209	44,291	151,918	48,647	200,565
Rent expense	213,846	47,546	166,300	51,303	217,603
Share-based expense	26,625	5,071	21,554	7,562	29,116

EBITDAR	$1,931,483	$403,029	$1,528,454	$448,446	$1,976,900

Debt					$3,354,317
Capital lease obligations					86,759
Add: Rent x 6 (1)					1,305,618

Adjusted debt					$4,746,694

Adjusted debt / EBITDAR					2.4

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.

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

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 25, 2012. Our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended August 25, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

At November 17, 2012, there have been no material changes to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 25, 2012, except as described below.

The fair value of our debt was estimated at $4.110 billion as of November 17, 2012, and $4.055 billion as of August 25, 2012, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value is greater than the carrying value of debt by $307.5 million at November 17, 2012 and $286.6 million at August 25, 2012. We had $552.7 million of variable rate debt outstanding at November 17, 2012, and $518.2 million of variable rate debt outstanding at August 25, 2012. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $5.5 million in fiscal 2013. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $3.250 billion at November 17, 2012, and $3.250 billion at August 25, 2012. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $151.3 million at November  17, 2012.

Item 4. Controls and Procedures.

As of November 17, 2012, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 17, 2012. During or subsequent to the quarter ended November 17, 2012, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

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

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August  25, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Shares of common stock repurchased by the Company during the quarter ended November 17, 2012, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
August 26, 2012 to September 22, 2012	45,200	$354.24	45,200	$1,089,745,672
September 23, 2012 to October 20, 2012	543,568	374.51	543,568	886,173,879
October 21, 2012 to November 17, 2012	265,900	367.61	265,900	788,425,617

Total	854,668	$371.29	854,668	$788,425,617

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. The program was most recently amended on September 28, 2012, to increase the repurchase authorization to $12.65 billion from $11.90 billion and does not have an expiration date. All of the above repurchases were part of this program. Subsequent to November 17, 2012, we have repurchased 153,489 shares of our common stock at an aggregate cost of $57.7 million.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Fifth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 28, 2011.

4.1	Officers’ Certificate dated November 13, 2012, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 2.875% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 13, 2012.

4.2	Form of 2.875% Senior Notes due 2023. Incorporated by reference from the Form 8-K dated November 13, 2012.

*10.1	Third Amendment to the AutoZone, Inc. Executive Deferred Compensation Plan incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 12, 2012.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Document

**101.LAB	XBRL Taxonomy Extension Labels Document

**101.PRE	XBRL Taxonomy Extension Presentation Document

**101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOZONE, INC.

By:	/s/ WILLIAM T. GILES
William T. Giles
Chief Financial Officer and Executive Vice President
Finance, Information Technology and ALLDATA
(Principal Financial Officer)

By:	/s/ CHARLIE PLEAS, III
Charlie Pleas, III
Senior Vice President, Controller
(Principal Accounting Officer)

Dated: December 13, 2012

EXHIBIT INDEX

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Fifth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 28, 2011.

4.1	Officers’ Certificate dated November 13, 2012, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 2.875% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 13, 2012.

4.2	Form of 2.875% Senior Notes due 2023. Incorporated by reference from the Form 8-K dated November 13, 2012.

*10.1	Third Amendment to the AutoZone, Inc. Executive Deferred Compensation Plan incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 12, 2012.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Document

**101.LAB	XBRL Taxonomy Extension Labels Document

**101.PRE	XBRL Taxonomy Extension Presentation Document

**101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.
**	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”