Form 10-Q
period 2013-05-04
AUTOZONE INC
filed 2013-06-12
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 4, 2013,

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value – 35,521,177 shares outstanding as of June 7, 2013.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	May 4, 2013	August 25, 2012

Assets
Current assets:
Cash and cash equivalents	$133,685	$103,093
Accounts receivable	155,550	161,375
Merchandise inventories	2,796,782	2,627,983
Other current assets	91,074	85,649
Deferred income taxes	1,232	846

Total current assets	3,178,323	2,978,946

Property and equipment:
Property and equipment	4,934,713	4,659,761
Less: Accumulated depreciation and amortization	(1,931,890)	(1,803,833)

	3,002,823	2,855,928

Goodwill	386,085	302,645
Deferred income taxes	47,435	33,796
Other long-term assets	168,375	94,324

	601,895	430,765

	$6,783,041	$6,265,639

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,116,557	$2,926,740
Accrued expenses and other	469,942	478,085
Income taxes payable	63,161	17,053
Deferred income taxes	186,389	183,833
Short-term borrowings	—	49,881

Total current liabilities	3,836,049	3,655,592

Long-term debt	4,001,100	3,718,302
Other long-term liabilities	478,234	439,770

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 36,637 shares issued and 35,471 shares outstanding as of May 4, 2013; 39,869 shares issued and 37,028 shares outstanding as of August 25, 2012	366	399
Additional paid-in capital	775,362	689,890
Retained deficit	(1,750,135)	(1,033,197)
Accumulated other comprehensive loss	(115,482)	(152,013)
Treasury stock, at cost	(442,453)	(1,053,104)

Total stockholders’ deficit	(1,532,342)	(1,548,025)

	$6,783,041	$6,265,639

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands, except per share data)	May 4, 2013	May 5, 2012	May 4, 2013	May 5, 2012

Net sales	$2,205,878	$2,111,866	$6,052,116	$5,840,277
Cost of sales, including warehouse and delivery expenses	1,063,165	1,022,067	2,915,556	2,840,636

Gross profit	1,142,713	1,089,799	3,136,560	2,999,641
Operating, selling, general and administrative expenses	686,683	662,549	1,999,682	1,930,806

Operating profit	456,030	427,250	1,136,878	1,068,835
Interest expense, net	42,091	39,743	124,519	117,760

Income before income taxes	413,939	387,507	1,012,359	951,075
Income taxes	148,356	138,921	367,078	344,434

Net income	$265,583	$248,586	$645,281	$606,641

Weighted average shares for basic earnings per share	35,922	38,644	36,342	39,263
Effect of dilutive stock equivalents	607	946	666	968

Adjusted weighted average shares for diluted earnings per share	36,529	39,590	37,008	40,231

Basic earnings per share	$7.39	$6.43	$17.76	$15.45

Diluted earnings per share	$7.27	$6.28	$17.44	$15.08

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands)	May 4, 2013	May 5, 2012	May 4, 2013	May 5, 2012

Net income	$265,583	$248,586	$645,281	$606,641
Other comprehensive loss (income):
Pension liability adjustments, net of taxes (1)	2,038	1,372	5,510	15,169
Foreign currency translation adjustments	17,121	(10,355)	30,382	(13,616)
Unrealized losses (gains) on marketable securities, net of taxes (2)	12	(27)	(44)	(138)
Net derivative activities, net of taxes (3)	255	(1,513)	683	1,619

Total other comprehensive loss (income)	19,426	(10,523)	36,531	3,034

Comprehensive income	$285,009	$238,063	$681,812	$609,675

(1)	Pension liability adjustments are presented net of taxes of $1,296 in fiscal 2013 and $888 in fiscal 2012 for the twelve weeks ended and $4,489 in fiscal 2013 and $8,388 in fiscal 2012 for the thirty-six weeks ended
(2)	Unrealized losses (gains) on marketable securities are presented net of taxes of $7 in fiscal 2013 and $14 in fiscal 2012 for the twelve weeks ended and $24 in fiscal 2013 and $74 in fiscal 2012 for the thirty-six weeks ended
(3)	Net derivative activities are presented net of taxes of $150 in fiscal 2013 and $887 in fiscal 2012 for the twelve weeks ended and $408 in fiscal 2013 and $3,207 in fiscal 2012 for the thirty-six weeks ended

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Six Weeks Ended
(in thousands)	May 4, 2013	May 5, 2012

Cash flows from operating activities:
Net income	$645,281	$606,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,932	145,177
Amortization of debt origination fees	5,857	5,426
Income tax benefit from exercise of stock options	(53,508)	(37,263)
Deferred income taxes	(16,296)	3,413
Share-based compensation expense	25,632	23,872
Changes in operating assets and liabilities:
Accounts receivable	9,151	6,556
Merchandise inventories	(155,059)	(169,578)
Accounts payable and accrued expenses	156,205	102,849
Income taxes payable	99,626	92,438
Other, net	23,043	19,076

Net cash provided by operating activities	895,864	798,607

Cash flows from investing activities:
Capital expenditures	(258,855)	(228,277)
Acquisition of business	(116,084)	—
Purchase of marketable securities	(26,808)	(34,132)
Proceeds from sale of marketable securities	20,290	30,306
Disposal of capital assets and other, net	7,350	5,870

Net cash used in investing activities	(374,107)	(226,233)

Cash flows from financing activities:
Net payments of commercial paper	(262,300)	(218,600)
Net payments of short-term borrowings	(4,945)	(24,793)
Proceeds from issuance of debt	800,000	500,000
Repayment of debt	(300,000)	—
Net proceeds from sale of common stock	82,817	50,521
Purchase of treasury stock	(827,348)	(882,725)
Income tax benefit from exercise of stock options	53,508	37,263
Payments of capital lease obligations	(19,824)	(17,352)
Other, net	(14,720)	(10,927)

Net cash used in financing activities	(492,812)	(566,613)

Effect of exchange rate changes on cash	1,647	(267)

Net increase in cash and cash equivalents	30,592	5,494
Cash and cash equivalents at beginning of period	103,093	97,606

Cash and cash equivalents at end of period	$133,685	$103,100

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

Operating results for the twelve and thirty-six weeks ended May 4, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2013. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2013 has 17 weeks and for fiscal 2012 had 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Recently Issued Accounting Pronouncements: In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The Company does not expect the provision of ASU 2013-02 to have a material impact on its consolidated financial statements. This update will be effective for the Company at the beginning of its fiscal 2014 year.

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

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $9.0 million for the twelve week period ended May 4, 2013, and was $8.8 million for the comparable prior year period. Share-based compensation expense was $25.6 million for the thirty-six week period ended May 4, 2013, and was $23.9 million for the comparable prior year period.

During the thirty-six week period ended May 4, 2013, 638,553 shares of stock options were exercised at a weighted average exercise price of $129.50. In the comparable prior year period, 467,644 shares of stock options were exercised at a weighted average exercise price of $110.13.

The Company made stock option grants of 364,160 shares during the thirty-six week period ended May 4, 2013, and granted options to purchase 377,130 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the thirty-six week periods ended May 4, 2013, and May 5, 2012, using the Black-Scholes-Merton multiple-option pricing valuation model, was $98.58 and $93.42 per share, respectively, using the following weighted average key assumptions:

	Thirty-Six Weeks Ended
	May 4, 2013	May 5, 2012

Expected price volatility	29%	31%
Risk-free interest rate	0.5%	0.7%
Weighted average expected lives (in years)	5.2	5.3
Forfeiture rate	10%	10%
Dividend yield	0%	0%

See AutoZone’s Annual Report on Form 10-K for the year ended August 25, 2012, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s 2011 Equity Incentive Award Plan and the 2011 Director Compensation Program.

For the twelve week period ended May 4, 2013, 8,600 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, no anti-dilutive shares were excluded from the dilutive earnings per share computation. There were 29,600 anti-dilutive shares excluded from the diluted earnings per share computation for the thirty-six week period ended May 4, 2013, and 1,500 anti-dilutive shares excluded for the comparable prior year period.

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	May 4, 2013
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Short-term marketable securities	$21,522	$—	$—	$21,522
Long-term marketable securities	45,053	16,088	—	61,141

	$66,575	$16,088	$—	$82,663

Contingent consideration	$—	$—	$(23,533)	$(23,533)

	August 25, 2012
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Short-term marketable securities	$22,515	$—	$—	$22,515
Long-term marketable securities	40,424	13,275	—	53,699

	$62,939	$13,275	$—	$76,214

Derivative instruments	$—	$(4,915)	$—	$(4,915)

At May 4, 2013, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheet consisted of short-term marketable securities of $21.5 million, which are included within Other current assets, and long-term marketable securities of $61.1 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable securities, by asset class, are described in “Note D – Marketable Securities”.

Effective December 19, 2012, the Company acquired certain assets and liabilities of AutoAnything, an online retailer of specialized automotive products for up to $150 million, including an initial cash payment of $115 million, a $5 million holdback payment for working capital true-ups, and contingent payments totaling up to $30 million. The contingent consideration is based on the performance of AutoAnything, and is not subject to continued employment by the selling stockholders. Based on specific operating income targets for each year, the sellers can receive up to $10 million in the first year, and up to $30 million in the second year, with contingent consideration not exceeding $30 million in the aggregate. As these performance-based contingent consideration payments are not subject to continued employment by the selling stockholders, the estimated fair value of the performance-based contingent consideration of $22.7 million was included as part of the purchase price allocation at the time of acquisition. The Company determined the fair value of the contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value. As of May 4, 2013, the contingent liability is reflected as a current liability of $7.6 million in Accrued expenses and other and a non-current liability of $15.9 million in Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet. A discussion of the acquisition is included in “Note K – Acquisition”.

The change in the contingent consideration liability, which is a Level 3 liability measured at fair value on a recurring basis, is summarized as follows:

(in thousands)	Twelve Weeks Ended May 4, 2013	Thirty-Six Weeks Ended May 4, 2013

Fair value – beginning of period	$(23,005)	$—
Fair value of contingent consideration issued during the period	—	(22,678)
Change in fair value	(528)	(855)

Fair value – end of period	$(23,533)	$(23,533)

Non-Financial Assets measured at Fair Value on a Non-Recurring Basis

Non-financial assets could be required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. The assets could include assets acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. During the thirty-six week periods ended May 4, 2013 and May 5, 2012, the Company did not have any significant non-financial assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

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

Note D – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model”. Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	May 4, 2013
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$28,940	$294	$—	$29,234
Government bonds	22,568	61	(1)	22,628
Mortgage-backed securities	7,974	32	(19)	7,987
Asset-backed securities and other	22,708	106	—	22,814

	$82,190	$493	$(20)	$82,663

	August 25, 2012
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$26,215	$307	$—	$26,522
Government bonds	20,790	117	(1)	20,906
Mortgage-backed securities	4,369	17	(19)	4,367
Asset-backed securities and other	24,299	120	—	24,419

	$75,673	$561	$(20)	$76,214

The debt securities held at May 4, 2013, had effective maturities ranging from less than one year to approximately 3 years. The Company did not realize any material gains or losses on its marketable securities during the thirty-six week period ended May 4, 2013.

The Company holds six securities that are in an unrealized loss position of approximately $20 thousand at May 4, 2013. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.

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

At May 4, 2013, the Company had $11.8 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week period ended May 4, 2013, the company reclassified $405 thousand of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $406 thousand from Accumulated other comprehensive loss to Interest expense. During the thirty-six week periods ended May 4, 2013, and May 5, 2012, the Company reclassified $1.2 million of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $182 thousand of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note F – Merchandise Inventories

Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method for domestic inventories and the first-in, first-out (“FIFO”) method for Mexico inventories. Included in inventories are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $286.3 million at May 4, 2013, and $270.4 million at August 25, 2012.

Note G – Pension and Savings Plans

The components of net periodic pension expense related to the Company’s pension plans consisted of the following:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands)	May 4, 2013	May 5, 2012	May 4, 2013	May 5, 2012

Interest cost	$2,659	$2,819	$7,977	$8,456
Expected return on plan assets	(3,083)	(2,704)	(9,249)	(8,112)
Amortization of net loss	3,333	2,260	9,999	6,781

Net periodic pension expense	$2,909	$2,375	$8,727	$7,125

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the thirty-six week period ended May 4, 2013, the Company made contributions to its funded plan in the amount of $5.0 million. The Company expects to contribute approximately $11.9 million to the plan during the remainder of fiscal 2013; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

Note H – Financing

The Company’s debt consisted of the following:

(in thousands)	May 4, 2013	August 25, 2012

5.875% Senior Notes due October 2012, effective interest rate of 6.33%	$—	$300,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	200,000	200,000
6.500% Senior Notes due January 2014, effective interest rate of 6.63%	500,000	500,000
5.750% Senior Notes due January 2015, effective interest rate of 5.89%	500,000	500,000
5.500% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.950% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	—
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	—
Commercial paper, weighted average interest rate of 0.32% and 0.42% at May 4, 2013 and August 25, 2012, respectively	251,100	513,402
Unsecured, peso denominated borrowings, weighted average interest rate of 4.57% at August 25, 2012	—	4,781

Total debt	4,001,100	3,768,183
Less: Short-term borrowings	—	(49,881)

Long-term debt	$4,001,100	$3,718,302

As of May 4, 2013, the Company had $951.1 million in debt that matures in the next twelve months. As the Company has $996.3 million in available capacity under its revolving credit agreement at May 4, 2013, $951.1 million in debt that matures in the next twelve months is classified as long-term in the accompanying Condensed Consolidated Balance Sheets, as the Company has the ability and intent to refinance the debt on a long-term basis.

On April 29, 2013, the Company issued $500 million in 3.125% Senior Notes due July 2023 under its shelf registration statement filed with the SEC on April 17, 2012 (the “Shelf Registration”). The Shelf Registration allows the Company to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. Proceeds from the debt issuance on April 29, 2013, were used to repay a portion of the outstanding commercial paper borrowings and for general corporate purposes.

On November 13, 2012, the Company issued $300 million in 2.875% Senior Notes due January 2023 under its Shelf Registration. Proceeds from the debt issuance on November 13, 2012, were used to repay a portion of the outstanding commercial paper borrowings, which were used to repay the $300 million in 5.875% Senior Notes due in October 2012, and for general corporate purposes.

Subsequent to May 4, 2013, commercial paper borrowings were used to repay the $200 million in 4.375% Senior Notes due June 2013.

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

The fair value of the Company’s debt was estimated at $4.245 billion as of May 4, 2013, and $4.055 billion as of August 25, 2012, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $243.4 million at May 4, 2013, and $286.6 million at August 25, 2012.

Note I – Stock Repurchase Program

From January 1, 1998 to May 4, 2013, the Company has repurchased a total of 133.3 million shares at an aggregate cost of $12.4 billion, including 2,201,180 shares of its common stock at an aggregate cost of $827.3 million during the thirty-six week period ended May 4, 2013. On September 28, 2012, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $11.90 billion to $12.65 billion. Considering the cumulative repurchases as of May 4, 2013, the Company had $278.4 million remaining under the Board’s authorization to repurchase its common stock.

On June 11, 2013, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $12.65 billion to $13.40 billion. Subsequent to May 4, 2013, the Company has repurchased 216,930 shares of its common stock at an aggregate cost of $89.6 million.

During the thirty-six week period ended May 4, 2013, the Company retired 3.9 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1,362.2 million and decreased Additional paid-in capital by $75.7 million. During the comparable prior year period, the Company retired 4.9 million shares of treasury stock, which increased Retained deficit by $1,319.6 million and decreased Additional paid-in capital by $72.5 million.

Note J – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss, net of tax, consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (1)	Net Unrealized Gain on Securities	Derivatives	Total

Balance at August 25, 2012	$(93,967)	$(50,267)	$351	$(8,130)	$(152,013)
Other comprehensive loss (income)	5,510	30,382	(44)	683	36,531

Balance at May 4, 2013	$(88,457)	$(19,885)	$307	$(7,447)	$(115,482)

(1)	Foreign currency is not shown net of tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested

Note K – Acquisition

Effective December 19, 2012, the Company acquired certain assets and liabilities of AutoAnything, an online retailer of specialized automotive products for up to $150 million, including an initial cash payment of $115 million, up to a $5 million holdback payment for working capital true-ups, and contingent payments not to exceed $30 million. During the third quarter of fiscal 2013, the Company paid the holdback payment for working capital true-ups of $1.1 million. With this acquisition, the Company expects to bolster its online presence in the automotive accessory and performance markets. The results of operations from AutoAnything have been included in the Company’s Other business activities since the date of acquisition. Pro forma results of operations related to the acquisition of AutoAnything are not presented as AutoAnything’s results are not material to the Company’s results of operations. The purchase price allocation resulted in goodwill of $83.4 million and intangible assets totaling $58.7 million. Goodwill generated from the acquisition is tax deductible and is primarily attributable to expected synergies and the assembled workforce. The contingent consideration is based on the achievement of certain performance metrics through calendar year 2014 with any earned payments due during the first calendar quarter of 2014 and 2015. The fair value of the contingent consideration as of the acquisition date was $22.7 million.

Note L – Goodwill and Intangibles

The changes in the carrying amount of goodwill are as follows:

(in thousands)	Auto Parts Stores	Other	Total

Net balance as of August 26, 2012	$302,645	$—	$302,645
Goodwill added through acquisition (1)	—	83,440	83,440
Goodwill adjustments	—	—	—

Net balance as of May 4, 2013	$302,645	$83,440	$386,085

(1)	See Note K for discussion of the acquisition completed during the thirty-six weeks ended May 4, 2013

The carrying amounts of intangible assets, which all relate to the AutoAnything acquisition, are included in Other long-term assets as follows:

	May 4, 2013
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Technology	5 years	$9,700	$(729)	$8,971
Noncompete agreement	5 years	1,300	(98)	1,202
Customer relationships	10 years	19,000	(716)	18,284
Tradename	Indefinite	28,700	—	28,700

		$58,700	$(1,543)	$57,157

Amortization expense of intangible assets for the twelve and thirty-six weeks ended May 4, 2013, was $0.9 million and $1.5 million, respectively.

Total future amortization expense for intangible assets that have finite lives, based on the existing intangible assets and their current estimated useful lives as of May 4, 2013, is estimated as follows:

(in thousands)	Total

Remainder of 2013	$1,339
2014	4,095
2015	4,095
2016	4,095
2017	4,095
Thereafter	10,738

$28,457

Note M – Litigation

In 2004, the Company acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, the Company voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. The Company has conducted and paid for (at an immaterial cost to the Company) remediation of contamination on the property. The Company is also investigating, and will be addressing, potential vapor intrusion impacts in downgradient residences and businesses. The New Jersey Department of Environmental Protection has asserted, in a Directive and Notice to Insurers dated February 19, 2013 (“Directive”), that the Company is liable for the downgradient impacts under a joint and severable liability theory, and the Company has contested these assertions due to the existence of other entities/sources of contamination, some of which are also named in the Directive, in the area of the property. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, the Company believes it should be eligible to be reimbursed up to 75 percent of qualified remediation costs by the State of New Jersey. The Company has asked the state for clarification that the agreement applies to off-site work, and the state is considering the request. Although the aggregate amount of additional costs that the Company may incur pursuant to the remediation cannot currently be ascertained, the Company does not currently believe that fulfillment of its obligations under the agreement or otherwise will result in costs that are material to its financial condition, results of operations or cash flow.

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

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 5,109 stores in the United States, Puerto Rico, Mexico, and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

The Other category reflects business activities of three operating segments that are not separately reportable due to the materiality of these operating segments. The operating segments include ALLDATA, which produces, sells and maintains diagnostic and repair information software used in the automotive repair industry; E-commerce, which includes direct sales to customers through www.autozone.com; and AutoAnything, which includes direct sales to customers through www.autoanything.com.

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands)	May 4, 2013	May 5, 2012	May 4, 2013	May 5, 2012

Net Sales
Auto Parts Stores	$2,128,109	$2,068,643	$5,873,113	$5,715,683
Other	77,769	43,223	179,003	124,594

Total	$2,205,878	$2,111,866	$6,052,116	$5,840,277

Segment Profit
Auto Parts Stores	$1,100,083	$1,056,587	$3,024,122	$2,903,437
Other	42,630	33,212	112,438	96,204

Gross profit	1,142,713	1,089,799	3,136,560	2,999,641
Operating, selling, general and administrative expenses	(686,683)	(662,549)	(1,999,682)	(1,930,806)
Interest expense, net	(42,091)	(39,743)	(124,519)	(117,760)

Income before income taxes	$413,939	$387,507	$1,012,359	$951,075

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of May 4, 2013, the related condensed consolidated statements of income for the twelve and thirty-six week periods ended May 4, 2013 and May 5, 2012, the condensed consolidated statements of comprehensive income for the twelve and thirty-six week periods ended May 4, 2013 and May 5, 2012, and the condensed consolidated statements of cash flows for the thirty-six week periods ended May 4, 2013 and May 5, 2012. These financial statements are the responsibility of the Company’s management.

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

June 12, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at May 4, 2013, operated 4,767 stores in the United States, including Puerto Rico; 341 in Mexico; and one in Brazil. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At May 4, 2013, in 3,248 of our domestic stores, we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We have commercial programs in select stores in Mexico as well. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and accessories and performance parts through www.autoanything.com, and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve and thirty-six weeks ended May 4, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2013. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2012 had 16 weeks and for fiscal 2013 has 17 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales were up 4.5% for the quarter, driven by new store growth, increased commercial programs and the inclusion of AutoAnything’s sales, partially offset by the domestic same store sales (sales for stores open at least one year) decrease of 0.1%. Earnings per share increased 15.8% for the quarter.

Over the past several years, various factors have occurred within the economy that affect both our consumer and our industry, including the impact of the recession, continued high unemployment and other challenging economic conditions. Although we have seen a recent increase in new vehicle sales, we believe our consumers’ cash flows continue to decrease due to the previously listed factors. Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will impact us in the future.

We believe other macroeconomic factors have adversely impacted both our consumer and our industry. During the third quarter of fiscal 2013, the price per gallon of unleaded gasoline in the United States began the quarter at $3.61 per gallon and ended the quarter at $3.54 per gallon, a $0.07 decrease. During the comparable prior year period, gas prices increased by $0.27 per gallon during the third quarter, beginning at $3.52 per gallon and ending at $3.79 per gallon. Although gas prices decreased slightly during the third quarter of fiscal 2013, we continue to believe the overall higher gas price levels have an impact on our customers’ abilities to maintain their vehicles. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

An additional macroeconomic factor facing our customer is the reinstitution of payroll taxes back to historic levels. The reduction in our customers’ take home pay as a result of the recent increase in payroll taxes was effective at the beginning of the 2013 calendar year and, at this point, we cannot predict the impact this change has had or will have on our sales in future periods.

Our primary responses to fluctuations in the demand for the products we sell are to adjust our inventory levels, store staffing, and advertising level and messages. We continue to believe we are well positioned to help our customers save money and meet their needs in a challenging macro environment.

Historically, the two statistics that we believed had the closest correlation to our market growth over the long-term were miles driven and the number of seven year old or older vehicles on the road. While over the long-term, we have seen a close correlation between our net sales and the number of miles driven, we have also seen certain time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. From January 2012 to March 2013, miles driven have remained relatively flat compared to the prior year comparable period. The average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. We believe that annual miles driven will improve to a low single digit growth rate over time and that the number of seven year old or older vehicles will continue to increase; however, we are unable to predict the impact, if any, these indicators will have on future results.

During the third quarter of fiscal 2013, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 83% of total sales, with failure related categories continuing to be our strongest performers. While we have not experienced any fundamental shifts in our category sales mix as compared to previous years, we did experience a slight decline in mix of sales of the maintenance category. We believe the slowdown in maintenance related products during the third quarter of fiscal 2013 was driven by a prolonged winter through much of the U.S. However, sales in the maintenance category did improve during the last month of the quarter due to a more normalized winter in fiscal 2013 as compared to fiscal 2012 and more favorable weather conditions during the last month. We remain focused on refining and expanding our product assortment to ensure that we have the best merchandise at the right price in each of our categories.

Effective December 2012, we acquired certain assets and liabilities of AutoAnything, an online retailer of specialized automotive products for up to $150 million, including an initial cash payment of $115 million, up to a $5 million holdback payment for working capital true-ups, and contingent payments not to exceed $30 million. During the third quarter of fiscal 2013, we paid the holdback payment for working capital true-ups of $1.1 million. With this acquisition, we expect to bolster our online presence in the automotive accessory and performance markets. The results of operations from AutoAnything have been included in our Other business activities since the date of acquisition. The purchase price allocation resulted in goodwill of $83.4 million and intangible assets totaling $58.7 million. Goodwill generated from the acquisition is tax deductible and is primarily attributable to expected synergies and the assembled workforce. The contingent consideration is based on the achievement of certain performance metrics through calendar year 2014 with any earned payments due during the first calendar quarter of 2014 and 2015. The fair value of the contingent consideration as of the acquisition date was $22.7 million.

Twelve Weeks Ended May 4, 2013,

Compared with Twelve Weeks Ended May 5, 2012

Net sales for the twelve weeks ended May 4, 2013, increased $94.0 million to $2.206 billion, or 4.5%, over net sales of $2.112 billion for the comparable prior year period. Total auto parts sales increased by 2.9%, primarily driven by net sales of $54.4 million from new stores and increased commercial programs, partially offset by domestic same store sales decrease of 0.1%.

Gross profit for the twelve weeks ended May 4, 2013, was $1.143 billion, or 51.8% of net sales, compared with $1.090 billion, or 51.6% of net sales, during the comparable prior year period. The improvement in gross margin was primarily driven by lower acquisition costs, partially offset by the inclusion of AutoAnything (39 basis points).

Operating, selling, general and administrative expenses for the twelve weeks ended May 4, 2013, were $686.7 million, or 31.1% of net sales, compared with $662.5 million, or 31.4% of net sales, during the comparable prior year period. The improvement in operating expenses, as a percentage of sales, was primarily due to net gains on disposal of certain assets (18 basis points) and lower incentive compensation.

Net interest expense for the twelve weeks ended May 4, 2013, was $42.1 million compared with $39.7 million during the comparable prior year period. The increase was primarily due to an increase in debt, partially offset by a decrease in borrowing rates over the comparable prior year period. Average borrowings for the twelve weeks ended May 4, 2013, were $3.968 billion, compared with $3.489 billion for the comparable prior year period. Weighted average borrowing rates were 4.3% for the twelve weeks ended May 4, 2013, and 4.7% for the twelve weeks ended May 5, 2012.

Our effective income tax rate was 35.8% of pretax income for the twelve weeks ended May 4, 2013 and for the comparable prior year period.

Net income for the twelve week period ended May 4, 2013, increased by $17.0 million to $265.6 million, and diluted earnings per share increased by 15.8% to $7.27 from $6.28 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.52.

Thirty-Six Weeks Ended May 4, 2013,

Compared with Thirty-Six Weeks Ended May 5, 2012

Net sales for the thirty-six weeks ended May 4, 2013, increased $211.8 million to $6.052 billion, or 3.6%, over net sales of $5.840 billion for the comparable prior year period. Total auto parts sales increased by 2.8%, primarily driven by net sales of $153.3 million from new stores and increased commercial programs, partially offset by a domestic same store sales decrease of 0.5%.

Gross profit for the thirty-six weeks ended May 4, 2013, was $3.137 billion, or 51.8% of net sales, compared with $3.000 billion, or 51.4% of net sales, during the comparable prior year period. The improvement in gross margin was primarily driven by lower acquisition costs, partially offset by the inclusion of AutoAnything (22 basis points).

Operating, selling, general and administrative expenses for the thirty-six weeks ended May 4, 2013, were $2.000 billion, or 33.0% of net sales, compared with $1.931 billion, or 33.1% of net sales, during the comparable prior year period. Operating expenses, as a percentage of sales, improved due to lower incentive compensation (24 basis points), partially offset by lower sales growth rates.

Net interest expense for the thirty-six weeks ended May 4, 2013, was $124.5 million compared with $117.8 million during the comparable prior year period. The increase was primarily due to an increase in debt, partially offset by a decrease in borrowing rates over the comparable prior year period. Average borrowings for the thirty-six weeks ended May 4, 2013, were $3.886 billion, compared with $3.401 billion for the comparable prior year period. Weighted average borrowing rates were 4.4% for the thirty-six weeks ended May 4, 2013, and 4.7% for the thirty-six weeks ended May 5, 2012.

Our effective income tax rate was 36.3% of pretax income for the thirty-six weeks ended May 4, 2013 and 36.2% for the comparable prior year period.

Net income for the thirty-six week period ended May 4, 2013, increased by $38.6 million to $645.3 million, and diluted earnings per share increased by 15.6% to $17.44 from $15.08 in the comparable prior year period. The impact on year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.99.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the thirty-six weeks ended May 4, 2013, our net cash flows from operating activities provided $895.9 million as compared with $798.6 million provided during the comparable prior year period. The increase is primarily due to the change in inventories, net of payables and the increase in net income.

Our net cash flows from investing activities for the thirty-six weeks ended May 4, 2013, used $374.1 million as compared with $226.2 million used in the comparable prior year period. Capital expenditures for the thirty-six weeks ended May 4, 2013, were $258.9 million compared to $228.3 million for the comparable prior year period. The increase is primarily driven by an increase in spend for future store openings. Cash flows used in the acquisition of AutoAnything were $116.1 million during the thirty-six week period ended May 4, 2013. Investing cash flows were also impacted by our wholly owned insurance captive, which purchased $26.8 million and sold $20.3 million in marketable securities during the thirty-six weeks ended May 4, 2013. During the comparable prior year period, the captive purchased $34.1 million in marketable securities and sold $30.3 million in marketable securities. Capital asset disposals and other provided $7.4 million during the thirty-six week period ended May 4, 2013, and $5.9 million in the comparable prior year period.

Our net cash flows from financing activities for the thirty-six weeks ended May 4, 2013, used $492.8 million compared to $566.6 million used in the comparable prior year period. During the thirty-six weeks ended May 4, 2013, we received $800.0 million in proceeds from the issuance of debt. The $300 million of proceeds in the first quarter of fiscal 2013 were used for the repayment of a portion of commercial paper borrowings, and general corporate purposes. The $500 million of proceeds in the third quarter of fiscal 2013 were used to repay a portion of the outstanding commercial paper borrowings and for general corporate purposes. During the comparable prior year period, we received $500 million in proceeds from the issuance of debt, which were used to repay commercial paper and for general corporate purposes. During the thirty-six weeks ended May 4, 2013, we repaid our $300 million Senior Note due in October 2012 using commercial paper borrowings. There were no repayments of debt in the comparable prior year period. For the thirty-six weeks ended May 4, 2013, net repayments of commercial paper and short-term borrowings were $267.2 million, as compared to payments of commercial paper and short-term borrowings of $243.4 million in the comparable prior year period. Stock repurchases were $827.3 million in the current thirty-six week period as compared with $882.7 million in the comparable prior year period. For the thirty-six weeks ended May 4, 2013, proceeds from the sale of common stock and exercises of stock options provided $136.3 million, including $53.5 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $87.8 million, including $37.3 million in related tax benefits.

During fiscal 2013, we expect to increase our investment in our business as compared to fiscal 2012. Our investment is expected to be directed primarily to our new-store development program, enhancements to existing stores and infrastructure, and our acquisition of AutoAnything. The amount of our investments in our new-store program is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States, Puerto Rico, Mexico, or Brazil, or located in urban or rural areas. During fiscal 2012 and fiscal 2011, our capital expenditures increased by approximately 18% and 2%, respectively, as compared to the prior year, and we expect our capital expenditures for fiscal 2013 to increase by 10% to 15% as compared to fiscal 2012. Our mix of store openings has moved away from build-to-suit leases (lower initial capital investment) to ground leases and land purchases (higher initial capital investment), resulting in increased capital expenditures per store during recent years. We expect this trend to continue during the remainder of the fiscal year ending August 31, 2013.

In addition to the building and land costs, our new-store development program requires working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. Accounts payable, as a percent of gross inventory, was 111.4% compared to 109.0% last year. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate.

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

For the trailing four quarters ended May 4, 2013, our after-tax return on invested capital (“ROIC”) was 32.3% as compared to 32.7% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). ROIC decreased primarily due to the acquisition of AutoAnything. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance.

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

As of May 4, 2013, we had $951.1 million in debt that matures in the next twelve months. As we have $996.3 million in available capacity under its revolving credit agreement at May 4, 2013, $951.1 million in debt that matures in the next twelve months is classified as long-term in the accompanying Condensed Consolidated Balance Sheets, as we have the ability and intent to refinance the debt on a long-term basis.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the revolving credit facility. As of May 4, 2013, we have $99.8 million in letters of credit outstanding under the letter of credit facility, which expires in June 2016.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $41.8 million in letters of credit outstanding as of May 4, 2013. These letters of credit have various maturity dates and were issued on an uncommitted basis.

On April 29, 2013, we issued $500 million in 3.125% Senior Notes due July 2023 under its shelf registration statement filed with the SEC on April 17, 2012 (the “Shelf Registration”). The Shelf Registration allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. Proceeds from the debt issuance on April 29, 2013, were used to repay a portion of the outstanding commercial paper borrowings and for general corporate purposes.

On November 13, 2012, we issued $300 million in 2.875% Senior Notes due January 2023 under the Shelf Registration. Proceeds from the debt issuance on November 13, 2012, were used to repay a portion of the outstanding commercial paper borrowings, which were used to repay the $300 million in 5.875% Senior Notes due in October 2012, and for general corporate purposes.

Subsequent to May 4, 2013, commercial paper borrowings were used to repay the $200 million in 4.375% Senior Notes due June 2013.

The 6.500% and 7.125% Senior Notes issued during August 2008, and the 5.750% Senior Notes issued in July 2009, are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded. These notes, along with the 3.125% Senior Notes issued in April 2013, the 2.875% Senior Notes issued in November 2012, the 3.700% Senior Notes issued in April 2012 and the 4.000% Senior Notes issued in November 2010, also contain a provision that repayment of the notes may be accelerated if AutoZone experiences a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of May 4, 2013, we were in compliance with all covenants and expect to remain in compliance with all covenants.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.5:1 as of May 4, 2013, and was 2.5:1 as of May 5, 2012. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels.

Stock Repurchases

From January 1, 1998 to May 4, 2013, we have repurchased a total of 133.3 million shares at an aggregate cost of $12.4 billion, including 2,201,180 shares of our common stock at an aggregate cost of $827.3 million during the thirty-six week period ended May 4, 2013. On September 28, 2012, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $11.90 billion to $12.65 billion. Considering cumulative repurchases as of May 4, 2013, we have $278.4 million remaining under the Board’s authorization to repurchase our common stock.

On June 11, 2013, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $12.65 billion to $13.40 billion. Subsequent to May 4, 2013, we have repurchased 216,930 shares of its common stock at an aggregate cost of $89.6 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at May 4, 2013, was $145.6 million compared with $102.3 million at August 25, 2012, and our total surety bonds commitment at May 4, 2013, was $34.3 million compared with $33.1 million at August 25, 2012.

Financial Commitments

As of May 4, 2013, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 25, 2012.

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

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital “ROIC”

The following tables calculate the percentages of ROIC for the trailing four quarters ended May 4, 2013 and May 5, 2012.

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 25, 2012	Thirty-Six Weeks Ended May 5, 2012	Sixteen Weeks Ended August 25, 2012	Thirty-Six Weeks Ended May 4, 2013	Trailing Four Quarters Ended May 4, 2013
Net income	$930,373	$606,641	$323,732	$645,281	$969,013
Adjustments:
Interest expense	175,905	117,760	58,145	124,519	182,664
Rent expense	229,417	158,109	71,308	166,349	237,657
Tax effect (1)	(145,916)	(99,313)	(46,603)	(104,712)	(151,315)

After-tax return	$1,189,779	$783,197	$406,582	$831,437	$1,238,019

Average debt (2)					$3,835,221
Average deficit (3)					(1,527,734)
Rent x 6 (4)					1,425,942
Average capital lease obligations (5)					101,633

Pre-tax invested capital					$3,835,062

ROIC					32.3%

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 27, 2011	Thirty-Six Weeks Ended May 7, 2011	Sixteen Weeks Ended August 27, 2011	Thirty-Six Weeks Ended May 5, 2012	Trailing Four Quarters Ended May 5, 2012
Net income	$848,974	$547,505	$301,469	$606,641	$908,110
Adjustments:
Interest expense	170,557	116,745	53,812	117,760	171,572
Rent expense	213,846	147,252	66,594	158,109	224,703
Tax effect (1)	(138,792)	(95,318)	(43,474)	(99,605)	(143,079)

After-tax return	$1,094,585	$716,184	$378,401	$782,905	$1,161,306

Average debt (2)					$3,399,491
Average deficit (3)					(1,286,645)
Rent x 6 (4)					1,348,218
Average capital lease obligations (5)					92,181

Pre-tax invested capital					$3,553,245

ROIC					32.7%

(1)	The effective tax rate was 36.0% and 36.1% over the trailing four quarters ended May 4, 2013 and May 5, 2012, respectively.
(2)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(3)	Average equity is equal to the average of our stockholders’ deficit measured as of the previous five quarters.
(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(5)	Average capital lease obligations are equal to the average of our capital lease obligations measured as of the previous five quarters.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Share-Based Expense “EBITDAR”

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended May 4, 2013 and May 5, 2012.

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 25, 2012	Thirty-Six Weeks Ended May 5, 2012	Sixteen Weeks Ended August 25, 2012	Thirty-Six Weeks Ended May 4, 2013	Trailing Four Quarters Ended May 4, 2013
Net income	$930,373	$606,641	$323,732	$645,281	$969,013
Add: Interest expense	175,905	117,760	58,145	124,519	182,664
Income tax expense	522,613	344,434	178,179	367,078	545,257

EBIT	1,628,891	1,068,835	560,056	1,136,878	1,696,934
Add: Depreciation expense	211,831	145,177	66,654	155,932	222,586
Rent expense	229,417	158,109	71,308	166,349	237,657
Share-based expense	33,363	23,872	9,491	25,632	35,123

EBITDAR	$2,103,502	$1,395,993	$707,509	$1,484,791	$2,192,300

Debt					$4,001,100
Capital lease obligations					104,707
Add: Rent x 6 (1)					1,425,942

Adjusted debt					$5,531,749

Adjusted debt / EBITDAR					2.5

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 27, 2011	Thirty-Six Weeks Ended May 7, 2011	Sixteen Weeks Ended August 27, 2011	Thirty-Six Weeks Ended May 5, 2012	Trailing Four Quarters Ended May 5, 2012
Net income	$848,974	$547,505	$301,469	$606,641	$908,110
Add: Interest expense	170,557	116,745	53,812	117,760	171,572
Income tax expense	475,272	306,544	168,728	344,434	513,162

EBIT	1,494,803	970,794	524,009	1,068,835	1,592,844
Add: Depreciation expense	196,209	133,347	62,862	145,177	208,039
Rent expense	213,846	147,252	66,594	158,109	224,703
Share-based expense	26,625	18,482	8,143	23,872	32,015

EBITDAR	$1,931,483	$1,269,875	$661,608	$1,395,993	$2,057,601

Debt					$3,606,309
Capital lease obligations					100,687
Add: Rent x 6 (1)					1,348,218

Adjusted debt					$5,055,214

Adjusted debt / EBITDAR					2.5

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. We do not expect the provision of ASU 2013-02 to have a material impact on our consolidated financial statements. This update will be effective for us at the beginning of our fiscal 2014 year.

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

At May 4, 2013, there have been no material changes to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 25, 2012, except as described below.

The fair value of our debt was estimated at $4.245 billion as of May 4, 2013, and $4.055 billion as of August 25, 2012, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value is greater than the carrying value of debt by $243.4 million at May 4, 2013 and $286.6 million at August 25, 2012. We had $251.1 million of variable rate debt outstanding at May 4, 2013, and $518.2 million of variable rate debt outstanding at August 25, 2012. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $2.5 million in fiscal 2013. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $3.750 billion at May 4, 2013, and $3.250 billion at August 25, 2012. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $176.6 million at May 4, 2013.

Item 4.	Controls and Procedures.

As of May 4, 2013, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 4, 2013. During or subsequent to the quarter ended May 4, 2013, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

Item 4T.	Controls and Procedures.

Not applicable.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In 2004, we acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, we voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. We have conducted and paid for (at an immaterial cost to us) remediation of contamination on the property. We are also investigating, and will be addressing, potential vapor intrusion impacts in downgradient residences and businesses. The New Jersey Department of Environmental Protection has asserted, in a Directive and Notice to Insurers dated February 19, 2013 (“Directive”), that we are liable for the downgradient impacts under a joint and severable liability theory, and we have contested these assertions due to the existence of other entities/sources of contamination, some of which are also named in the Directive, in the area of the property. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, we believe we are eligible to be reimbursed up to 75 percent of qualified remediation costs by the State of New Jersey. We have asked the state for clarification that the agreement applies to off-site work, and the state is considering the request. Although the aggregate amount of additional costs that we may incur pursuant to the remediation cannot currently be ascertained, we do not currently believe that fulfillment of our obligations under the agreement or otherwise will result in costs that are material to our financial condition, results of operations or cash flow.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Shares of common stock repurchased by the Company during the quarter ended May 4, 2013, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
February 10, 2013 to March 9, 2013	—	$—	—	$603,408,864
March 10, 2013 to April 6, 2013	416,210	391.52	416,210	440,453,330
April 7, 2013 to May 4, 2013	417,138	388.47	417,138	278,409,029

Total	833,348	$389.99	833,348	$278,409,029

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. The program was most recently amended on June 11, 2013, to increase the repurchase authorization to $13.40 billion from $12.65 billion and does not have an expiration date. All of the above repurchases were part of this program. Subsequent to May 4, 2013, we have repurchased 216,930 shares of our common stock at an aggregate cost of $89.6 million.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Fifth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 28, 2011.

4.1	Officers’ Certificate dated April 29, 2013, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 29, 2013.

4.2	Form of 3.125% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated April 29, 2013.

*10.1	Third Amendment to the AutoZone, Inc. Executive Deferred Compensation Plan incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 12, 2012.

*10.2	Offer letter dated February 7, 2013, to Albert Saltiel.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.

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
Charlie Pleas, III
Senior Vice President, Controller
(Principal Accounting Officer)

Dated: June 12, 2013

EXHIBIT INDEX

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Fifth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 28, 2011.

4.1	Officers’ Certificate dated April 29, 2013, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 29, 2013.

4.2	Form of 3.125% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated April 29, 2013.

*10.1	Third Amendment to the AutoZone, Inc. Executive Deferred Compensation Plan incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 12, 2012.

*10.2	Offer letter dated February 7, 2013, to Albert Saltiel.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.