Form 10-K
period 2013-08-31
AUTOZONE INC
filed 2013-10-28
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2013,

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $13,781,127,110.

The number of shares of Common Stock outstanding as of October 21, 2013, was 34,031,760.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement to be filed within 120 days of August 31, 2013, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held December 18, 2013, are incorporated by reference into Part III.

Forward-Looking Statements

Certain statements contained in this annual report are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: credit market conditions; the impact of recessionary conditions; competition; product demand; the ability to hire and retain qualified employees; consumer debt levels; inflation; weather; raw material costs of our suppliers; energy prices; war and the prospect of war, including terrorist activity; construction delays; access to available and feasible financing; and changes in laws or regulations. Certain of these risks are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of this Annual Report on Form 10-K for the year ended August 31, 2013, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results.

PART I

Item  1. Business

Introduction

AutoZone, Inc. (“AutoZone,” the “Company,” “we,” “our” or “us”) is the nation’s leading retailer and a leading distributor of automotive replacement parts and accessories in the United States. We began operations in 1979 and at August 31, 2013, operated 4,836 stores in the United States, including Puerto Rico; 362 in Mexico; and three in Brazil. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 31, 2013, in 3,421 of our domestic stores we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in select stores in Mexico, as well as in our stores in Brazil. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and accessories and performance parts through www.autoanything.com, and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.

At August 31, 2013, our stores were in the following locations:

Store Count
Alabama	103
Alaska	6
Arizona	124
Arkansas	61
California	521
Colorado	72
Connecticut	40
Delaware	13
Florida	255
Georgia	184
Idaho	23
Illinois	228
Indiana	148
Iowa	24
Kansas	41
Kentucky	87
Louisiana	115
Maine	7
Maryland	51
Massachusetts	77
Michigan	166
Minnesota	39
Mississippi	87
Missouri	105
Montana	10
Nebraska	15
Nevada	61
New Hampshire	21
New Jersey	74
New Mexico	62
New York	149
North Carolina	192
North Dakota	1
Ohio	241
Oklahoma	67
Oregon	38
Pennsylvania	142
Puerto Rico	34
Rhode Island	15
South Carolina	84
South Dakota	5
Tennessee	158
Texas	557
Utah	45
Vermont	2
Virginia	107
Washington	75
Washington, DC	5
West Virginia	35
Wisconsin	58
Wyoming	6

Total Domestic	4,836
Mexico	362
Brazil	3

Total	5,201

Marketing and Merchandising Strategy

We are dedicated to providing customers with superior service and trustworthy advice as well as quality automotive parts and products at a great value in conveniently located, well-designed stores. Key elements of this strategy are:

Customer Service

Customer service is the most important element in our marketing and merchandising strategy, which is based upon consumer marketing research. We emphasize that our AutoZoners (employees) should always put customers first by providing prompt, courteous service and trustworthy advice. Our electronic parts catalog assists in the selection of parts as well as warranties that are offered by us or our vendors on many of the parts that we sell. The wide area network in our stores helps us expedite credit or debit card and check approval processes, locate parts at neighboring AutoZone stores, including our hub stores, and in some cases, place special orders directly with our vendors. We sell automotive hard parts, maintenance items, accessories and non-automotive parts through www.autozone.com for pick-up in store or to be shipped directly to a customer’s home or business. Additionally, we offer smartphone apps that provide customers with store locations, driving directions, operating hours, and product availability.

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
A/C Compressors Batteries & Accessories Belts & Hoses Carburetors Chassis Clutches CV Axles Engines Fuel Pumps Fuses Ignition Lighting Mufflers Radiators Thermostats Starters & Alternators Water Pumps

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

Interior and Exterior Accessories

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

Pricing

We want to be perceived by our customers as the value leader in our industry, by consistently providing quality merchandise at the right price, backed by a satisfactory warranty and outstanding customer service. For many of our products, we offer multiple value choices in a good/better/best assortment, with appropriate price and quality differences from the “good” products to the “better” and “best” products. A key differentiating component versus our competitors is our exclusive line of in-house brands, which includes the Econocraft, Valucraft, AutoZone, SureBilt, ProElite, Duralast, Duralast Gold, and Duralast Platinum brands. We believe that our overall value compares favorably to that of our competitors.

Brand Marketing: Advertising and Promotions

We believe that targeted advertising and promotions play important roles in succeeding in today’s environment. We are constantly working to understand our customers’ wants and needs so that we can build long-lasting, loyal relationships. We utilize promotions, advertising and loyalty card programs primarily to advise customers about the overall importance of vehicle maintenance, our great value and the availability of high quality parts. Broadcast and internet media are our primary advertising methods of driving traffic to our stores. We utilize in-store signage, in-store circulars, and creative product placement and promotions to help educate customers about products that they need.

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

Commercial

Our commercial sales program operates in a highly fragmented market, and we are one of the leading distributors of automotive parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts in the United States, Puerto Rico, Mexico and Brazil. As a part of the program, we offer credit and delivery to our customers, as well as online ordering through www.autozonepro.com. Through our hub stores, we offer a greater range of parts and products desired by professional technicians. We have dedicated sales teams focused on independent repair shops as well as national, regional and public sector commercial accounts.

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

Store managers, sales representatives, commercial specialists, and managers at various levels across the organization receive financial incentives through performance-based bonuses. In addition, our growth has provided opportunities for the promotion of qualified AutoZoners. We believe these opportunities are important to attract, motivate and retain high quality AutoZoners.

All store support functions are centralized in our store support centers located in Memphis, Tennessee; Monterrey, Mexico; Chihuahua, Mexico and Sao Paulo, Brazil. We believe that this centralization enhances consistent execution of our merchandising and marketing strategies at the store level, while reducing expenses and cost of sales.

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

Store Development

The following table reflects our store development during the past five fiscal years:

	Fiscal Year
	2013	2012	2011	2010	2009
Beginning stores	5,006	4,813	4,627	4,417	4,240
New stores	197	193	188	213	180
Closed stores	2	—	2	3	3

Net new stores	195	193	186	210	177

Relocated stores	11	10	10	3	9

Ending stores	5,201	5,006	4,813	4,627	4,417

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

Purchasing and Supply Chain

Merchandise is selected and purchased for all stores through our store support centers located in Memphis, Tennessee and Monterrey, Mexico. In fiscal 2013, one class of similar products accounted for approximately 10 percent of our total sales. No vendor supplied more than 10 percent of our purchases, and we believe that alternative sources of supply exist, at similar costs, for most types of product sold. Most of our merchandise flows through our distribution centers to our stores by our fleet of tractors and trailers or by third-party trucking firms.

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

Competitors include national, regional and local auto parts chains, independently owned parts stores, online parts stores, jobbers, repair shops, car washes and auto dealers, in addition to discount and mass merchandise stores, department stores, hardware stores, supermarkets, drugstores, convenience stores, home stores, and other online retailers that sell aftermarket vehicle parts and supplies, chemicals, accessories, tools and maintenance parts. AutoZone competes on the basis of customer service, including the trustworthy advice of our AutoZoners; merchandise quality, selection and availability; price; product warranty; store layouts, location and convenience; and the strength of our AutoZone brand name, trademarks and service marks.

Trademarks and Patents

We have registered several service marks and trademarks in the United States Patent and Trademark office as well as in certain other countries, including our service marks, “AutoZone” and “Get in the Zone,” and trademarks, “AutoZone,” “Duralast,” “Duralast Gold,” “Duralast Platinum,” “Valucraft,” “Econocraft,” “ALLDATA,” “AutoAnything,” “Loan-A-Tool” and “Z-net.” We believe that these service marks and trademarks are important components of our marketing and merchandising strategies.

Employees

As of August 31, 2013, we employed over 71,000 persons, approximately 59 percent of whom were employed full-time. About 92 percent of our AutoZoners were employed in stores or in direct field supervision, approximately 5 percent in distribution centers and approximately 3 percent in store support and other functions. Included in the above numbers are approximately 5,000 persons employed in our Mexico and Brazil operations.

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

William C. Rhodes, III, 48—Chairman, President and Chief Executive Officer, Customer Satisfaction

William C. Rhodes, III, was named Chairman of AutoZone during fiscal 2007 and has been President, Chief Executive Officer and a director since March 2005. Prior to his appointment as President and Chief Executive Officer, Mr. Rhodes was Executive Vice President – Store Operations and Commercial. Previously, he held several key management positions with the Company. Prior to 1994, Mr. Rhodes was a manager with Ernst & Young LLP. Mr. Rhodes is a member of the Board of Directors for Dollar General Corporation.

William T. Giles, 54—Chief Financial Officer and Executive Vice President – Finance, Information Technology and ALLDATA, Customer Satisfaction

William T. Giles was named Chief Financial Officer and Executive Vice President – Finance, Information Technology and ALLDATA during October 2012. Prior to that, he was Chief Financial Officer and Executive Vice President – Finance, Information Technology and Store Development from fiscal 2007 to October 2012; Executive Vice President, Chief Financial Officer and Treasurer from June 2006 to December 2006; and Executive Vice President, Chief Financial Officer since May 2006. From 1991 to May 2006, he held several positions with Linens N’ Things, Inc., most recently as the Executive Vice President and Chief Financial Officer. Prior to 1991, he was with Melville, Inc. and PricewaterhouseCoopers. Mr. Giles is a member of the Board of Directors for Brinker International.

Harry L. Goldsmith, 62—Executive Vice President, General Counsel and Secretary, Customer Satisfaction

Harry L. Goldsmith was elected Executive Vice President, General Counsel and Secretary during fiscal 2006. Previously, he was Senior Vice President, General Counsel and Secretary since 1996 and was Vice President, General Counsel and Secretary from 1993 to 1996. In June 2013, Mr. Goldsmith announced his plans to retire, effective January 2014.

Mark A. Finestone, 52—Senior Vice President – Merchandising, Customer Satisfaction

Mark A. Finestone was elected Senior Vice President – Merchandising during fiscal 2008. Previously, he was Vice President – Merchandising since 2002. Prior to joining AutoZone in 2002, Mr. Finestone worked for May Department Stores for 19 years where he held a variety of leadership roles which included Divisional Vice President, Merchandising.

William W. Graves, 53—Senior Vice President – Supply Chain and International, Customer Satisfaction

William W. Graves was named Senior Vice President – Supply Chain and International during October 2012. Prior thereto, he was Senior Vice President – Supply Chain from fiscal 2006 to October 2012 and Vice President – Supply Chain from fiscal 2000 to fiscal 2006. From 1992 to 2000, Mr. Graves served in various capacities with the Company.

Ronald B. Griffin, 59—Senior Vice President and Chief Information Officer, Customer Satisfaction

Ronald B. Griffin was elected Senior Vice President and Chief Information Officer during June 2012. Prior to that, he was Senior Vice President, Global Information Technology at Hewlett-Packard Company. During his tenure at Hewlett-Packard Company, he also served as the Chief Information Officer for the Enterprise Business Division. Prior to that, Mr. Griffin was Executive Vice President and Chief Information Officer for Fleming Companies, Inc. He also spent over 12 years with The Home Depot, Inc., with the last eight years in the role of Chief Information Officer. Mr. Griffin also served at Deloitte & Touche LLP and Delta Air Lines, Inc.

Albert Saltiel, 49—Senior Vice President – Marketing, Customer Satisfaction

Albert “Al” Saltiel was elected Senior Vice President – Marketing during April 2013. Prior to that, he was Chief Marketing Officer and a key member of the leadership team at Navistar International Corporation. Mr. Saltiel has also been with Sony Electronics as General Manager, Marketing, and Ford Motor Company where he held multiple marketing roles.

Thomas B. Newbern, 51—Senior Vice President – Store Operations and Store Development, Customer Satisfaction

Thomas B. Newbern was elected Senior Vice President – Store Operation and Store Development during October 2012. Previously, Mr. Newbern held the titles Senior Vice President – Store Operations from fiscal 2007 to October 2012 and Vice President – Store Operations from fiscal 1998 to fiscal 2007. Previously, he has held several key management positions with the Company.

Charlie Pleas, III, 48—Senior Vice President and Controller, Customer Satisfaction

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

Larry M. Roesel, 56—Senior Vice President – Commercial, Customer Satisfaction

Larry M. Roesel was elected Senior Vice President – Commercial during fiscal 2007. Mr. Roesel came to AutoZone with more than thirty years of experience with OfficeMax, Inc. and its predecessor, where he served in operations, sales and general management.

Michael A. Womack, 46—Senior Vice President – Human Resources, Customer Satisfaction

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

If demand for our products slows, then our business may be materially affected.

Demand for products sold by our stores depends on many factors, including:

•	the number of vehicles in current service, including those that are seven years old and older. These vehicles are generally no longer under the original vehicle manufacturers’ warranties and tend to need more maintenance and repair than newer vehicles.

•	rising energy prices. Increases in energy prices may cause our customers to defer purchases of certain of our products as they use a higher percentage of their income to pay for gasoline and other energy costs.

•	the economy. In periods of declining economic conditions, both retail and commercial customers may defer vehicle maintenance or repair. Additionally, such conditions may affect our customers’ ability to obtain credit. During periods of expansionary economic conditions, more of our DIY customers may pay others to repair and maintain their cars instead of working on their own vehicles or they may purchase new vehicles.

•	the weather. Mild weather conditions may lower the failure rates of automotive parts, while wet conditions may cause our customers to defer maintenance and repair on their vehicles. Extremely hot or cold conditions may enhance demand for our products due to increased failure rates of our customers’ automotive parts.

•	technological advances. Advances in automotive technology and parts design could result in cars needing maintenance less frequently and parts lasting longer.

For the long term, demand for our products may be affected by:

•	the number of miles vehicles are driven annually. Higher vehicle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices and other factors.

•	the quality of the vehicles manufactured by the original vehicle manufacturers and the length of the warranties or maintenance offered on new vehicles.

•	restrictions on access to diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation.

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

Competitors include national, regional and local auto parts chains, independently owned parts stores, online parts stores, jobbers, repair shops, car washes and auto dealers, in addition to discount and mass merchandise stores, hardware stores, supermarkets, drugstores, convenience stores, home stores, and other online retailers that sell aftermarket vehicle parts and supplies, chemicals, accessories, tools and maintenance parts. Although we believe we compete effectively on the basis of customer service, including the knowledge and expertise of our AutoZoners; merchandise quality, selection and availability; product warranty; store layout, location and convenience; price; and the strength of our AutoZone brand name, trademarks and service marks; some competitors may gain competitive advantages, such as greater financial and marketing resources allowing them to sell automotive products at lower prices, larger stores with more merchandise, longer operating histories, more frequent customer visits and more effective advertising. If we are unable to continue to develop successful competitive strategies, or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.

We may not be able to sustain our historic rate of sales growth.

We have increased our store count in the past five fiscal years, growing from 4,240 stores at August 30, 2008, to 5,201 stores at August 31, 2013, an average store count increase per year of 5%. Additionally, we have increased annual revenues in the past five fiscal years from $6.523 billion in fiscal 2008 to $9.148 billion in fiscal 2013, an average increase per year of 8%. Annual revenue growth is driven by the opening of new stores and increases in same-store sales. We open new stores only after evaluating customer buying trends and market demand/needs, all of which could be adversely affected by continued job losses, wage cuts, small business failures and microeconomic conditions unique to the automotive industry. Same store sales are impacted both by customer demand levels and by the prices we are able to charge for our products, which can also be negatively impacted by continued recessionary pressures. We cannot provide any assurance that we will continue to open stores at historical rates or continue to achieve increases in same-store sales.

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

Moreover, significant deterioration in the financial condition of large financial institutions in calendar years 2008 and 2009 resulted in a severe loss of liquidity and availability of credit in global credit markets and in more stringent borrowing terms. During brief time intervals in the fourth quarter of calendar 2008 and the first quarter of calendar 2009, there was limited liquidity in the commercial paper markets, resulting in an absence of commercial paper buyers and extraordinarily high interest rates on commercial paper. We can provide no assurance that credit market events such as those that occurred in the fourth quarter of 2008 and the first quarter of 2009 will not occur again in the foreseeable future. Conditions and events in the global credit market could have a material adverse effect on our access to short-term debt and the terms and cost of that debt.

Macroeconomic conditions also impact both our customers and our suppliers. Job growth in the United States has stagnated and unemployment has remained at historically high levels during the past five years. If the United States government is unable to reach agreement on legislation addressing the United States’ current debt level and budget deficit, many economists have predicted another economic recession. Continued recessionary conditions could result in additional job losses and business failures, which could result in our loss of certain small business customers and curtailment of spending by our retail customers. In addition, continued distress in global credit markets, business failures and other recessionary conditions could have a material adverse effect on the ability of our suppliers to obtain necessary short and long-term financing to meet our inventory demands. Moreover, rising energy prices could impact our merchandise distribution, commercial delivery, utility and product costs. All of these macroeconomic conditions could adversely affect our sales growth, margins and overhead, which could adversely affect our financial condition and operations.

Our business depends upon hiring and retaining qualified employees.

We believe that much of our brand value lies in the quality of the more than 71,000 AutoZoners employed in our stores, distribution centers, store support centers, ALLDATA and AutoAnything. We cannot be assured that we can continue to hire and retain qualified employees at current wage rates. If we are unable to hire, properly train and/or retain qualified employees, we could experience higher employment costs, reduced sales, losses of customers and diminution of our brand, which could adversely affect our earnings. If we do not maintain competitive wages, our customer service could suffer due to a declining quality of our workforce or, alternatively, our earnings could decrease if we increase our wage rates.

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

We believe our continued strong sales growth is driven in significant part by our brand name. The value in our brand name and its continued effectiveness in driving our sales growth are dependent to a significant degree on our ability to maintain our reputation for safety, high product quality, friendliness, service, trustworthy advice, integrity and business ethics. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor and environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions. Failure to comply with applicable laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation.

Our business involves the storage of personal information about our customers and AutoZoners. Failure to protect the security of our customers’, employees’ and company information could subject us to costly regulatory enforcement actions, expose us to litigation and our reputation could suffer. While we take significant steps to protect customer, employee and other confidential information, including maintaining compliance with payment card industry standards, our security measures may be breached in the future due to cyber attack, employee error or other acts, and unauthorized parties may obtain access to this data. To date, we have not experienced any significant breaches of information.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table reflects the square footage and number of leased and owned properties for our stores as of August 31, 2013:

	No. of Stores	Square Footage
Leased	2,653	16,930,389
Owned	2,548	17,145,139

Total	5,201	34,075,528

We have approximately 4.0 million square feet in distribution centers servicing our stores, of which approximately 1.3 million square feet is leased and the remainder is owned. Our distribution centers are located in Arizona, California, Georgia, Illinois, Ohio, Pennsylvania, Tennessee, Texas, and Mexico. Our primary store support center is located in Memphis, Tennessee, and consists of approximately 260,000 square feet. We also have three additional store support centers located in Monterrey, Mexico; Chihuahua, Mexico and Sao Paulo, Brazil. The ALLDATA headquarters building in Elk Grove, California, and the AutoAnything headquarters space in San Diego, California are leased, and we also own or lease other properties that are not material in the aggregate.

Item 3. Legal Proceedings

In 2004, we acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, we voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. We have conducted and paid for (at an immaterial cost to us) remediation of contamination on the property. We are also investigating, and will be addressing, potential vapor intrusion impacts in downgradient residences and businesses. The New Jersey Department of Environmental Protection asserted, in a Directive and Notice to Insurers dated February 19, 2013 (“Directive”), that we are liable for the downgradient impacts under a joint and severable liability theory, and we have contested any such assertions due to the existence of other entities/sources of contamination, some of which are also named in the Directive, in the area of the property. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, we believe we are eligible to be reimbursed up to 75 percent of qualified remediation costs by the State of New Jersey. We have asked the state for clarification that the agreement applies to off-site work, and the state is considering the request. Although the aggregate amount of additional costs that we may incur pursuant to the remediation cannot currently be ascertained, we do not currently believe that fulfillment of our obligations under the agreement or otherwise will result in costs that are material to our financial condition, results of operations or cash flow.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “AZO.” On October 21, 2013, there were 2,778 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.

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

The following table sets forth the high and low sales prices per share of common stock, as reported by the New York Stock Exchange, for the periods indicated:

	Price Range of Common Stock
	High	Low
Fiscal Year Ended August 31, 2013:
Fourth quarter	$452.19	$401.93
Third quarter	$413.28	$369.47
Second quarter	$390.11	$341.98
First quarter	$386.80	$351.27

Fiscal Year Ended August 25, 2012:
Fourth quarter	$391.90	$353.38
Third quarter	$399.10	$353.80
Second quarter	$356.80	$313.11
First quarter	$341.89	$303.00

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on June 11, 2013, to increase the repurchase authorization by $750 million to raise the cumulative share repurchase authorization from $12.65 billion to $13.40 billion.

Shares of common stock repurchased by the Company during the quarter ended August 31, 2013, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
May 5, 2013, to June 1, 2013	23,900	$417.00	23,900	$268,442,619
June 2, 2013, to June 29, 2013	397,712	415.79	397,712	853,076,687
June 30, 2013, to July 27, 2013	400,901	431.55	400,901	680,067,382
July 28, 2013, to August 31, 2013	487,000	434.55	487,000	468,441,939

Total	1,309,513	$427.61	1,309,513	$468,441,939

The Company also repurchased, at fair value, an additional 22,915 shares in fiscal 2013, 24,113 shares in fiscal 2012, and 30,864 shares in fiscal 2011 from employees electing to sell their stock under the Company’s Sixth Amended and Restated Employee Stock Purchase Plan (the “Employee Plan”), qualified under Section 423 of the Internal Revenue Code, under which all eligible employees may purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the Employee Plan, 18,228 shares were sold to employees in fiscal 2013, 19,403 shares were sold to employees in fiscal 2012, and 21,608 shares were sold to employees in fiscal 2011. At August 31, 2013, 234,744 shares of common stock were reserved for future issuance under the Employee Plan.

Once executives have reached the maximum purchases under the Employee Plan, the Fifth Amended and Restated Executive Stock Purchase Plan (the “Executive Plan”) permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases by executives under the Executive Plan were 3,454 shares in fiscal 2013, 3,937 shares in fiscal 2012, and 1,719 shares in fiscal 2011. At August 31, 2013, 248,953 shares of common stock were reserved for future issuance under the Executive Plan.

Stock Performance Graph

The graph below presents changes in the value of AutoZone’s stock as compared to Standard & Poor’s 500 Composite Index (“S&P 500”) and to Standard & Poor’s Retail Index (“S&P Retail Index”) for the five-year period beginning August 30, 2008 and ending August 31, 2013.

Item 6. Selected Financial Data

(in thousands, except per share data, same store sales and selected operating data)	Fiscal Year Ended August
	2013 (1)	2012	2011	2010	2009
Income Statement Data
Net sales	$9,147,530	$8,603,863	$8,072,973	$7,362,618	$6,816,824
Cost of sales, including warehouse and delivery expenses	4,406,595	4,171,827	3,953,510	3,650,874	3,400,375

Gross profit	4,740,935	4,432,036	4,119,463	3,711,744	3,416,449
Operating, selling, general and administrative expenses	2,967,837	2,803,145	2,624,660	2,392,330	2,240,387

Operating profit	1,773,098	1,628,891	1,494,803	1,319,414	1,176,062
Interest expense, net	185,415	175,905	170,557	158,909	142,316

Income before income taxes	1,587,683	1,452,986	1,324,246	1,160,505	1,033,746
Income tax expense	571,203	522,613	475,272	422,194	376,697

Net income	$1,016,480	$930,373	$848,974	$738,311	$657,049

Diluted earnings per share	$27.79	$23.48	$19.47	$14.97	$11.73

Adjusted weighted average shares for diluted earnings per share	36,581	39,625	43,603	49,304	55,992

Same Store Sales
Increase in domestic comparable store net sales (2)	0.0%	3.9%	6.4%	5.4%	4.4%

Balance Sheet Data
Current assets	$3,278,013	$2,978,946	$2,792,425	$2,611,821	$2,561,730
Working (deficit)	(891,137)	(676,646)	(638,471)	(452,139)	(145,022)
Total assets	6,892,089	6,265,639	5,869,602	5,571,594	5,318,405
Current liabilities	4,169,150	3,655,592	3,430,896	3,063,960	2,706,752
Debt	4,187,000	3,768,183	3,351,682	2,908,486	2,726,900
Long-term capital leases	73,925	72,414	61,360	66,333	38,029
Stockholders’ (deficit)	(1,687,319)	(1,548,025)	(1,254,232)	(738,765)	(433,074)

Selected Operating Data
Number of stores at beginning of year	5,006	4,813	4,627	4,417	4,240
New stores	197	193	188	213	180
Closed stores	2	—	2	3	3

Net new stores	195	193	186	210	177

Relocated stores	11	10	10	3	9

Number of stores at end of year	5,201	5,006	4,813	4,627	4,417

Domestic commercial programs	3,421	3,053	2,659	2,424	2,303
Total store square footage (in thousands)	34,076	32,706	31,337	30,027	28,550
Average square footage per store	6,552	6,533	6,511	6,490	6,464
Increase in store square footage	4.2%	4.4%	4.4%	5.2%	4.6%
Inventory per store (in thousands)	$550	$525	$512	$498	$500
Average net sales per store (in thousands)	$1,736	$1,716	$1,675	$1,595	$1,541
Net sales per store square foot	$265	$263	$258	$246	$239
Total employees at end of year (in thousands)	71	70	65	63	60
Inventory turnover (3)	1.6x	1.6x	1.6x	1.6x	1.5x
Accounts payable to inventory ratio	115.6%	111.4%	111.7%	105.6%	96.0%
After-tax return on invested capital (4)	32.7%	33.0%	31.3%	27.6%	24.4%
Adjusted debt to EBITDAR (5)	2.5	2.5	2.4	2.4	2.5
Net cash provided by operating activities (in thousands)	$1,415,011	$1,223,981	$1,291,538	$1,196,252	$923,808
Cash flow before share repurchases and changes in debt (in thousands) (6)	$1,007,761	$949,627	$1,023,927	$947,643	$673,347
Share repurchases (in thousands)	$1,387,315	$1,362,869	$1,466,802	$1,123,655	$1,300,002
Number of shares repurchased (in thousands)	3,511	3,795	5,598	6,376	9,313

(1)	The fiscal year ended August 31, 2013 consisted of 53 weeks.
(2)	The domestic comparable sales increases are based on sales for all domestic stores open at least one year. Relocated stores are included in the same store sales computation based on the year the original store was opened. Closed store sales are included in the same store sales computation up to the week it closes, and excluded from the computation for all periods subsequent to closing. In addition, beginning in fiscal 2013, it also includes all sales through our AutoZone branded websites, including consumer direct ship-to-home sales. All prior period same store sales have been restated to be comparable. The effect of including sales from AutoZone branded websites was not material to any period.
(3)	Inventory turnover is calculated as cost of sales divided by the average merchandise inventory balance over the trailing 5 quarters.

(4)	After-tax return on invested capital is defined as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(5)	Adjusted debt to EBITDAR is defined as the sum of total debt, capital lease obligations and annual rents times six; divided by net income plus interest, taxes, depreciation, amortization, rent and share-based compensation expense. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(6)	Cash flow before share repurchases and changes in debt is defined as the change in cash and cash equivalents less the change in debt plus treasury stock purchases. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at August 31, 2013, operated 4,836 stores in the United States, including Puerto Rico; 362 in Mexico; and three in Brazil. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 31, 2013, in 3,421 of our domestic stores, we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in select stores in Mexico, as well as in our stores in Brazil. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and accessories and performance parts through www.autoanything.com, and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.

Executive Summary

We achieved strong performance in fiscal 2013, delivering record net income of $1.016 billion, a 9.3% increase over the prior year, and sales growth of $543.7 million, a 6.3% increase over the prior year. We completed the year with growth in all areas of our business. We are pleased with the results of our retail business and the increase in our commercial business, where we continue to build our internal sales force and continue to refine our parts assortment. Over the past several years, various factors have occurred within the economy that affect both our customers and our industry, including the impact of the recession, continued high unemployment, and other challenging economic conditions. Although we have seen a recent increase in new vehicle sales, we believe our consumers’ cash flows continue to decrease due to the previously listed factors. Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will impact us in the future.

We believe other macroeconomic factors have adversely affected both our customers and our industry. During fiscal 2013, the average price per gallon of unleaded gasoline in the United States remained at a high level, $3.65 per gallon, compared to $3.57 per gallon during fiscal 2012. We continue to believe gas prices will remain at overall high levels, thereby reducing discretionary spending for all consumers, and, in particular, our customers. With approximately 11 billion gallons of unleaded gas consumed each month across the U.S., each $1 decrease at the pump contributes approximately $11 billion of additional spending capacity to consumers each month. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

An additional macroeconomic factor facing our customer is the reinstitution of payroll taxes back to historic levels. The reduction in our customers’ take home pay as a result of the recent increase in payroll taxes was effective at the beginning of the 2013 calendar year and, at this point, we cannot predict the impact this change has had or will have on our sales in future periods.

During fiscal 2013, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 84% of total sales, with failure related categories continuing to be our strongest performers. While we have not experienced any fundamental shifts in our category sales mix as compared to previous years, we did experience a slight decline in sales of the maintenance category as a percentage of sales. We believe the slowdown in maintenance related products during fiscal 2013 was largely due to weather related impacts in various regions. Because of the unusually mild winter during fiscal 2012 across parts of the U.S., we saw a reduced benefit from sales of maintenance related products in fiscal 2013 compared to the prior fiscal year. However, sales in the maintenance category did improve in the last quarter of fiscal 2013 due to a more normalized winter in fiscal 2013 as compared to fiscal 2012.

Our primary response to fluctuations in the demand for the products we sell is to adjust our advertising message, store staffing, and product assortment. Specifically, during fiscal 2013, we have closely studied our hub distribution model and store inventory levels and assortment. As a result, we are performing certain strategic tests including adding additional inventory into our hub stores and increasing product availability in our stores. We continue to believe we are well positioned to help our customers save money and meet their needs in a challenging macroeconomic environment.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road.

Miles Driven

We believe that as the number of miles driven increases, consumers’ vehicles are more likely to need service and maintenance, resulting in an increase in the need for automotive hard parts and maintenance items. While over the long-term, we have seen a close correlation between our net sales and the number of miles driven, we have also seen certain time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. Since the beginning of the fiscal year and through June 2013 (latest publicly available information), miles driven decreased slightly compared to the same period last year.

Seven Year Old or Older Vehicles

Since 2008, new vehicle sales have been significantly lower than historical levels, which we believe contributed to an increasing number of seven year old or older vehicles on the road. We estimate vehicles are driven an average of approximately 12,500 miles each year. In seven years, the average miles driven equates to approximately 87,500 miles. Our experience is that at this point in a vehicle’s life, most vehicles are not covered by warranties and increased maintenance is needed to keep the vehicle operating. According to the latest data provided by the Automotive Aftermarket Industry Association, as of January 1, 2013, the average age of vehicles on the road is 11.3 years as compared to 11.1 years as of January 1, 2012. Although the average age of vehicles continues to increase, it is increasing at a decelerated rate primarily driven by the improvement in new car sales in recent years. However, in the near term, we expect the aging vehicle population to continue to increase, as consumers keep their cars longer in an effort to save money during this uncertain economy. As the number of seven year old or older vehicles on the road increases, we expect an increase in demand for the products we sell.

Results of Operations

Fiscal 2013 Compared with Fiscal 2012

For the fiscal year ended August 31, 2013, we reported net sales of $9.148 billion compared with $8.604 billion for the year ended August 25, 2012, a 6.3% increase from fiscal 2012. This growth was driven primarily by sales from new stores of $222.3 million, the 53rd week sales of $177.7 million, and sales from AutoAnything for a portion of the fiscal year.

At August 31, 2013, we operated 4,836 domestic stores, 362 stores in Mexico and three stores in Brazil, compared with 4,685 domestic stores, 321 stores in Mexico and none in Brazil at August 25, 2012. We reported a total auto parts (domestic, Mexico and Brazil) sales increase of 5.2% for fiscal 2013.

Gross profit for fiscal 2013 was $4.741 billion, or 51.8% of net sales, compared with $4.432 billion, or 51.5% of net sales for fiscal 2012. The improvement in gross margin was primarily driven by lower product acquisition costs, partially offset by the inclusion of AutoAnything (28 basis points).

Operating, selling, general and administrative expenses for fiscal 2013 increased to $2.968 billion, or 32.4% of net sales, from $2.803 billion, or 32.6% of net sales for fiscal 2012. Operating expenses, as a percentage of sales, improved due to lower incentive compensation (19 basis points), partially offset by lower sales growth rates.

Interest expense, net for fiscal 2013 was $185.4 million compared with $175.9 million during fiscal 2012. This increase was primarily due to higher average borrowing levels over the comparable prior year period; partially offset by a decline in borrowing rates. Average borrowings for fiscal 2013 were $3.927 billion, compared with $3.507 billion for fiscal 2012 and weighted average borrowing rates were 4.5% for fiscal 2013, compared to 4.7% for fiscal 2012.

Our effective income tax rate was 36.0% of pre-tax income for fiscal 2013 compared to 36.0% for fiscal 2012.

Net income for fiscal 2013 increased by 9.3% to $1.016 billion, and diluted earnings per share increased 18.3% to $27.79 from $23.48 in fiscal 2012. The impact of the fiscal 2013 stock repurchases on diluted earnings per share in fiscal 2013 was an increase of approximately $1.09.

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

We performed our annual impairment testing in the fourth quarter of fiscal 2013 for the goodwill and indefinite-lived intangible asset related to the acquisition of AutoAnything. Based on an analysis of AutoAnything’s revised planned financial results compared to the initial projections, we determined it was more likely than not the goodwill attributed to AutoAnything was impaired. Accordingly, we performed a goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, including goodwill. Because the fair value of the reporting unit was lower than its carrying value, we recorded a goodwill impairment charge of $18.3 million during the fourth quarter of fiscal 2013. Based on our evaluation of the future discounted cash flows of AutoAnything’s trade name as compared to its carrying value, it was determined that AutoAnything’s trade name was also impaired. We recorded an impairment charge of $4.1 million during the fourth quarter of fiscal 2013 related to the trade name.

Based on the revised plan financial results, we also determined AutoAnything is not likely to achieve the operating income targets necessary to earn the contingent consideration. Therefore, we adjusted the fair value of the contingent consideration at August 31, 2013 to $0.2 million, resulting in a decrease to the contingent consideration liability of $23.3 million during the fourth quarter of fiscal 2013. The net impact of the impairment charges and the contingent consideration adjustment is a gain of $0.9 million. The net impact is included in Operating, selling, general and administrative expenses in our Other business activities.

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

Seasonality and Quarterly Periods

Our business is somewhat seasonal in nature, with the highest sales typically occurring in the spring and summer months of February through September, in which average weekly per-store sales historically have been about 15% to 25% higher than in the slower months of December and January. During short periods of time, a store’s sales can be affected by weather conditions. Extremely hot or extremely cold weather may enhance sales by causing parts to fail; thereby increasing sales of seasonal products. Mild or rainy weather tends to soften sales, as parts failure rates are lower in mild weather, with elective maintenance deferred during periods of rainy weather. Over the longer term, the effects of weather balance out, as we have stores throughout the United States, Puerto Rico, Mexico and Brazil.

Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consisted of 17 weeks in 2013 and 16 weeks in 2012 and 2011. Because the fourth quarter contains seasonally high sales volume and consists of 16 or 17 weeks, compared with 12 weeks for each of the first three quarters, our fourth quarter represents a disproportionate share of the annual net sales and net income. The fourth quarter of fiscal year 2013 represented 33.8% of annual sales and 36.5% of net income; the fourth quarter of fiscal 2012 represented 32.1% of annual sales and 34.8% of net income; and the fourth quarter of fiscal 2011 represented 32.7% of annual sales and 35.5% of net income.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts and products. Net cash provided by operating activities was $1.415 billion in fiscal 2013, $1.224 billion in fiscal 2012, and $1.292 billion in fiscal 2011. Cash flows from operations are favorable to last year due to the change in inventories net of payables and the growth in net income. We had an accounts payable to inventory ratio of 115.6% at August 31, 2013, 111.4% at August 25, 2012, and 111.7% at August 27, 2011. Our inventory increases are primarily attributable to our efforts to update product assortments in all of our stores and an increased number of stores. During fiscal 2013, we initiated a variety of strategic inventory tests focused on increasing inventory availability, which increased our inventory per store. Many of our vendors have supported our initiative to update our product assortments by providing extended payment terms. These extended payment terms have allowed us to continue our high accounts payable to inventory ratio.

Our primary capital requirement has been the funding of our continued new-store development program. From the beginning of fiscal 2011 to August 31, 2013, we have opened 578 new stores. Net cash flows used in investing activities were $527.3 million in fiscal 2013, compared to $374.8 million in fiscal 2012, and $319.0 million in fiscal 2011. We invested $414.5 million in capital assets in fiscal 2013, compared to $378.1 million in fiscal 2012, and $321.6 million in fiscal 2011. The increase in capital expenditures during this time was primarily attributable to the number and types of stores opened and increased investment in our existing stores. New store openings were 197 for fiscal 2013, 193 for fiscal 2012, and 188 for fiscal 2011. Cash flows used in the acquisition of AutoAnything were $116.1 million during fiscal 2013. There were no acquisitions in fiscal 2012 or fiscal 2011. We invest a portion of our assets held by our wholly owned insurance captive in marketable securities. We purchased $44.5 million of marketable securities in fiscal 2013, $45.7 million in fiscal 2012, and $43.8 million in fiscal 2011. We had proceeds from the sale of marketable securities of $37.9 million in fiscal 2013, $42.4 million in fiscal 2012, and $43.1 million in fiscal 2011. Capital asset disposals provided proceeds of $9.8 million in fiscal 2013, $6.6 million in fiscal 2012, and $3.3 million in fiscal 2011.

Net cash used in financing activities was $847.0 million in fiscal 2013, $843.4 million in fiscal 2012, and $973.8 million in fiscal 2011. The net cash used in financing activities reflected purchases of treasury stock which totaled $1.387 billion for fiscal 2013, $1.363 billion for fiscal 2012, and $1.467 billion for fiscal 2011. The treasury stock purchases in fiscal 2013, 2012 and 2011 were primarily funded by cash flows from operations, and by increases in debt levels. Proceeds from issuance of debt were $800 million for fiscal 2013, $500 million for fiscal 2012, and $500 million for fiscal 2011. In fiscal 2013 and fiscal 2012, the proceeds from the issuance of debt were used for the repayment of a portion of commercial paper borrowings and general corporate purposes, including for working capital requirements, capital expenditures, store openings and stock repurchases. Proceeds from the issuance of debt in fiscal 2013 were also used for the acquisition of AutoAnything. In fiscal 2013, we repaid our $200 million Senior Notes due in June 2013 and our $300 million Senior Notes due in October 2012 using commercial paper borrowings. There were no repayments of debt in fiscal 2012. In fiscal 2011, we used the proceeds from the issuance of debt to repay our $199.3 million Senior Notes due in November 2010, to repay a portion of our commercial paper borrowings and for general corporate purposes. In 2013, we received proceeds from the issuance of commercial paper and short-term borrowings in the amount of $118.7 million. In 2012, net payments of commercial paper and short-term borrowings were $81.3 million. In 2011, we received proceeds from the issuance of commercial paper and short-term borrowing in the amount of $141.5 million.

During fiscal 2014, we expect to invest in our business at an increased rate as compared to fiscal 2013. Our investments are expected to be directed primarily to our new-store development program and enhancements to existing stores and infrastructure. The amount of our investments in our new-store program is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States, Mexico or Brazil, or located in urban or rural areas. During fiscal 2013, fiscal 2012, and fiscal 2011, our capital expenditures have increased by approximately 10%, 18% and 2%, respectively, as compared to the prior year. Our mix of store openings has moved away from build-to-suit leases (lower initial capital investment) to ground leases and land purchases (higher initial capital investment), resulting in increased capital expenditures per store over the previous three years, and we expect this trend to continue during the fiscal year ending August 30, 2014.

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

Our cash balances are held in various locations around the world. Of the $142.2 million and $103.1 million of cash and cash equivalents at August 31, 2013, and August 25, 2012, respectively, $38.2 million and $7.8 million, respectively, were held outside of the U.S. and were generally utilized to support liquidity needs in our foreign operations. We intend to continue to permanently reinvest the cash held outside of the U.S. in our foreign operations.

For the fiscal year ended August 31, 2013, our after-tax return on invested capital (“ROIC”) was 32.7% as compared to 33.0% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). The decrease in ROIC is primarily due to the acquisition of AutoAnything. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance.

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

The revolving credit facility agreement requires that our consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.50:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. Our consolidated interest coverage ratio as of August 31, 2013 was 4.68:1.

As of August 31, 2013, $637 million of commercial paper borrowings and $326.3 million of the 6.500% Senior Notes due January 2014 are classified as long-term in the Consolidated Balance Sheets as we have the ability and intent to refinance on a long-term basis through available capacity in our revolving credit facility. As of August 31, 2013, we had $963.3 million of availability under our $1.0 billion revolving credit facility, expiring in September 2016 that would allow us to replace these short-term obligations with long-term financing.

In addition to the revolving credit facility, we also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $100 million. As of August 31, 2013, we have $99.4 million in letters of credit outstanding under the letter of credit facility, which expires in June 2016.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $41.8 million in letters of credit outstanding as of August 31, 2013. These letters of credit have various maturity dates and were issued on an uncommitted basis.

On April 29, 2013, we issued $500 million in 3.125% Senior Notes due July 2023 under our shelf registration statement filed with the SEC on April 17, 2012 (the “Shelf Registration”). The Shelf Registration allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. Proceeds from the debt issuance on April 29, 2013, were used to repay a portion of the outstanding commercial paper borrowings and for general corporate purposes. We used commercial paper borrowings to repay the $200 million in 4.375% Senior Notes due June 2013.

On November 13, 2012, we issued $300 million in 2.875% Senior Notes due January 2023 under the Shelf Registration. Proceeds from the debt issuance on November 13, 2012, were used to repay a portion of the outstanding commercial paper borrowings, which were used to repay the $300 million in 5.875% Senior Notes due in October 2012, and for general corporate purposes.

On April 24, 2012, we issued $500 million in 3.700% Senior Notes due April 2022 under the Shelf Registration. Proceeds from the debt issuance on April 24, 2012, were used to repay a portion of the commercial paper borrowings and for general corporate purposes. On November 15, 2010, we issued $500 million in 4.000% Senior Notes due 2020 under a shelf registration statement filed with the Securities and Exchange Commission on July 29, 2008. We used the proceeds from the November 15, 2010 issuance of debt to repay the principal due relating to the 4.750% Senior Notes that matured on November 15, 2010, to repay a portion of the commercial paper borrowings and for general corporate purposes.

The 5.750% Senior Notes issued in July 2009 and the 6.500% and 7.125% Senior Notes issued during August 2008, (collectively, the “Notes”), are subject to an interest rate adjustment if the debt ratings assigned to the Notes are downgraded. The Notes, along with the 3.125% Senior Notes issued in April 2013, the 2.875% Senior Notes issued in November 2012, the 3.700% Senior Notes issued in April 2012 and the 4.000% Senior Notes issued in during November 2010, also contain a provision that repayment of the notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our revolving credit facility, covenants include limitations on total indebtedness, restrictions on liens, a maximum debt to earnings ratio, and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. These covenants are in addition to the consolidated interest coverage ratio discussed above. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs.

As of August 31, 2013, we were in compliance with all covenants related to our borrowing arrangements and expect to remain in compliance with those covenants in the future.

For the fiscal year ended August 31, 2013, our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.5:1 as compared to 2.5:1 as of the comparable prior year end. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based compensation expense to net income. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels.

Stock Repurchases

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors (the “Board”). On June 11, 2013, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $12.65 billion to $13.40 billion. From January 1998 to August 31, 2013, we have repurchased a total of 134.6 million shares at an aggregate cost of $12.93 billion. We repurchased 3.5 million shares of common stock at an aggregate cost of $1.39 billion during fiscal 2013, 3.8 million shares of common stock at an aggregate cost of $1.36 billion during fiscal 2012, and 5.6 million shares of common stock at an aggregate cost of $1.47 billion during fiscal 2011. Considering cumulative repurchases as of August 31, 2013, we have $468.4 million remaining under the Board of Director’s authorization to repurchase our common stock.

Subsequent to August 31, 2013, we have repurchased 355,150 shares of common stock at an aggregate cost of $149.8 million.

Financial Commitments

The following table shows our significant contractual obligations as of August 31, 2013:

(in thousands)	Total Contractual Obligations	Payment Due by Period
		Less than 1 year	Between 1-3 years	Between 3-5 years	Over 5 years

Long-term debt (1)	$4,013,267	$963,267	$1,000,000	$250,000	$1,800,000
Interest payments (2)	786,075	155,963	228,050	161,125	240,937
Operating leases (3)	1,957,222	228,747	424,989	358,057	945,429
Capital leases (4)	109,223	32,246	55,306	21,671	—
Self-insurance reserves (5)	197,268	66,133	57,358	28,490	45,287
Construction commitments	21,027	21,027	—	—	—

	$7,084,082	$1,467,383	$1,765,703	$819,343	$3,031,653

(1)	Long-term debt balances represent principal maturities, excluding interest.
(2)	Represents obligations for interest payments on long-term debt.
(3)	Operating lease obligations are inclusive of amounts accrued within deferred rent and closed store obligations reflected in our consolidated balance sheets.
(4)	Capital lease obligations include related interest.
(5)	Self-insurance reserves reflect estimates based on actuarial calculations. Although these obligations do not have scheduled maturities, the timing of future payments are predictable based upon historical patterns. Accordingly, we reflect the net present value of these obligations in our consolidated balance sheets.

We have pension obligations reflected in our consolidated balance sheets that are not reflected in the table above due to the absence of scheduled maturities and the nature of the account. During fiscal 2013, we made contributions of $16.9 million to the pension plan. We expect to make contributions of approximately $4 million during fiscal 2014; however a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

As of August 31, 2013, our defined benefit obligation associated with our pension plans is $256.8 million and our pension assets are valued at $208.1 million, resulting in a net pension obligation of $48.7 million. Amounts recorded in Accumulated other comprehensive loss are $83.6 million at August 31, 2013. The balance in Accumulated other comprehensive loss will be amortized into pension expense in the future, unless the losses are recovered in future periods through actuarial gains.

Additionally, our tax liability for uncertain tax positions, including interest and penalties, was $35.4 million at August 31, 2013. Approximately $2.2 million is classified as current liabilities and $33.2 million is classified as long-term liabilities. We did not reflect these obligations in the table above as we are unable to make an estimate of the timing of payments due to uncertainties in the timing and amounts of the settlement of these tax positions.

Off-Balance Sheet Arrangements

The following table reflects outstanding letters of credit and surety bonds as of August 31, 2013:

(in thousands)	Total Other Commitments

Standby letters of credit	$145,357
Surety bonds	30,726

$176,083

A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover reimbursement obligations to our workers’ compensation carriers. There are no additional contingent liabilities associated with these instruments as the underlying liabilities are already reflected in our consolidated balance sheets. The standby letters of credit and surety bond arrangements expire within one year, but have automatic renewal clauses.

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

Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented the non-GAAP financial measures, as we believe they provide additional information that is useful to investors as it indicates more clearly our comparative year-to-year operating results. Furthermore, our management and Compensation Committee of the Board use the above-mentioned non-GAAP financial measures to analyze and compare our underlying operating results and use select measurements to determine payments of performance-based compensation. We have included a reconciliation of this information to the most comparable GAAP measures in the following reconciliation tables.

Reconciliation of Non-GAAP Financial Measure: Cash Flow Before Share Repurchases and Changes in Debt

The following table reconciles net increase (decrease) in cash and cash equivalents to cash flow before share repurchases and changes in debt, which is presented in “Selected Financial Data”:

	Fiscal Year Ended August
(in thousands)	2013	2012	2011	2010	2009

Net increase (decrease) in cash and cash equivalents	$39,098	$5,487	$(674)	$5,574	$(149,755)
Less: Increase in debt	418,652	418,729	442,201	181,586	476,900
Plus: Share repurchases	1,387,315	1,362,869	1,466,802	1,123,655	1,300,002

Cash flow before share repurchases and changes in debt	$1,007,761	$949,627	$1,023,927	$947,643	$673,347

Reconciliation of Non-GAAP Financial Measure: After-tax Return on Invested Capital

The following table calculates the percentage of ROIC. ROIC is calculated as after-tax operating profit (excluding rent) divided by average invested capital (which includes a factor to capitalize operating leases). The ROIC percentages are presented in “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands, except percentages)	2013 (1)	2012	2011	2010	2009

Net income	$1,016,480	$930,373	$848,974	$738,311	$657,049
Adjustments:
Interest expense	185,415	175,905	170,557	158,909	142,316
Rent expense	246,340	229,417	213,846	195,632	181,308
Tax effect (2)	(155,432)	(145,916)	(137,962)	(128,983)	(117,929)

After-tax return	$1,292,803	$1,189,779	$1,095,415	$963,869	$862,744

Average debt (3)	$3,951,360	$3,508,970	$3,121,880	$2,769,617	$2,468,351
Average (deficit) (4)	(1,581,832)	(1,372,342)	(993,624)	(507,885)	(75,162)
Rent × 6 (5)	1,478,040	1,376,502	1,283,076	1,173,792	1,087,848
Average capital lease obligations (6)	102,729	96,027	84,966	62,220	58,901

Pre-tax invested capital	$3,950,297	$3,609,157	$3,496,298	$3,497,744	$3,539,938

ROIC	32.7%	33.0%	31.3%	27.6%	24.4%

(1)	The fiscal year ended August 31, 2013 consisted of 53 weeks.
(2)	The effective tax rate during fiscal 2013, 2012, 2011, 2010 and 2009 was 36.0%, 36.0%, 35.9%, 36.4% and 36.4%, respectively.
(3)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(4)	Average equity is equal to the average of our stockholders’ (deficit) measured as of the previous five quarters.
(5)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(6)	Average capital lease obligations is computed as the average of our capital lease obligations over the previous five quarters.

Reconciliation of Non-GAAP Financial Measure: Fiscal 2013 Results Excluding Impact of 53rd Week:

The following table summarizes the impact of the additional week to the 53 week fiscal year ended August 31, 2013.

(in thousands, except per share and percentages)	Fiscal 2013 Results of Operations	Percent of Revenue	Results of Operations for 53rd Week	Fiscal 2013 Results of Operations Excluding 53rd Week	Percent of Revenue

Net sales	$9,147,530	100.0%	$(177,722)	$8,969,808	100.0%
Cost of sales	4,406,595	48.2%	(85,281)	4,321,314	48.2%

Gross profit	4,740,935	51.8%	(92,441)	4,648,494	51.8%
Operating expenses	2,967,837	32.4%	(52,605)	2,915,232	32.5%

Operating profit	1,773,098	19.4%	(39,836)	1,733,262	19.3%
Interest expense, net	185,415	2.0%	(3,524)	181,891	2.0%

Income before taxes	1,587,683	17.4%	(36,312)	1,551,371	17.3%
Income taxes	571,203	6.2%	(12,883)	558,320	6.2%

Net income	$1,016,480	11.1%	$(23,429)	$993,051	11.1%

Diluted earnings per share	$27.79		$(0.64)	$27.15

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

	Fiscal Year Ended August
(in thousands, except ratios)	2013 (1)	2012	2011	2010	2009

Net income	$1,016,480	$930,373	$848,974	$738,311	$657,049
Add: Interest expense	185,415	175,905	170,557	158,909	142,316
Income tax expense	571,203	522,613	475,272	422,194	376,697

EBIT	1,773,098	1,628,891	1,494,803	1,319,414	1,176,062
Add: Depreciation expense	227,251	211,831	196,209	192,084	180,433
Rent expense	246,340	229,417	213,846	195,632	181,308
Share-based expense	37,307	33,363	26,625	19,120	19,135

EBITDAR	$2,283,996	$2,103,502	$1,931,483	$1,726,250	$1,556,938

Debt	$4,187,000	$3,768,183	$3,351,682	$2,908,486	$2,726,900
Capital lease obligations	106,171	102,256	86,656	88,280	54,764
Rent × 6	1,478,040	1,376,502	1,283,076	1,173,792	1,087,848

Adjusted debt	$5,771,211	$5,246,941	$4,721,414	$4,170,558	$3,869,512

Adjusted debt to EBITDAR	2.5	2.5	2.4	2.4	2.5

(1)	The fiscal year ended August 31, 2013 consisted of 53 weeks.

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

Inventory Reserves and Cost of Sales

LIFO

We state our inventories at the lower of cost or market using the last-in, first-out (“LIFO”) method for domestic merchandise and the first-in, first out (“FIFO”) method for Mexico inventories. Due to price deflation on our merchandise purchases, our domestic inventory balances are effectively maintained under the FIFO method. We do not write up inventory for favorable LIFO adjustments, and due to price deflation, LIFO costs of our domestic inventories exceed replacement costs by $283.7 million at August 31, 2013, calculated using the dollar value method.

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

A 10% difference in our inventory reserves as of August 31, 2013, would have affected net income by approximately $6 million in fiscal 2013.

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

Goodwill and Intangibles

We evaluate goodwill and indefinite-lived intangibles for impairment annually in the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate the carrying values exceeds the current fair value. We evaluate the likelihood of impairment by considering qualitative factors, such as macroeconomic, industry, market, or any other factors that could impact the reporting unit’s fair value. If these factors indicate impairment, we perform a quantitative assessment to determine if the carrying value exceeds the fair value. Goodwill is evaluated at the reporting unit level and involves valuation methods including forecasting future financial performance, estimates of discount rates, and other factors. If the carrying value of the reporting unit’s goodwill exceeds the fair value, we recognize an impairment loss.

Indefinite-lived intangibles are evaluated by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. If the carrying value of the indefinite-lived intangible asset exceeds the fair value based on the future discounted cash flows, we recognize an impairment loss. These impairment analyses require a significant amount of subjective judgment by management, and as a result these estimates are uncertain and our actual results may be different from our estimates.

The carrying value of goodwill at August 31, 2013 and August 25, 2012 was $367.8 million and $302.6 million, respectively. During fiscal fourth quarter of 2013, we recorded an $18.3 million goodwill impairment charge in our Other business activities related to the goodwill of AutoAnything and a $4.1 million impairment charge to AutoAnything’s trade name. The $4.1 million impairment charge resulted in a remaining carrying value of $24.6 million at August 31, 2013. No indefinite-lived intangible amounts were recorded at August 25, 2012. We also determined AutoAnything is not likely to achieve the operating income targets necessary to earn the contingent consideration. Therefore, these impairment charges were offset by an adjustment of $23.3 million to the contingent consideration liability to reflect its fair value at August 31, 2013. No impairment charges were recognized in our Other business activities in previous fiscal years. No impairment charges were recognized in the Auto Parts Stores reporting segment during fiscal 2013 or in previous fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to evaluate goodwill or indefinite-lived intangibles.

Self-Insurance Reserves

We retain a significant portion of the risks associated with workers’ compensation, employee health, general and products liability, property and vehicle liability; and we obtain third party insurance to limit the exposure related to certain of these risks. Our self-insurance reserve estimates totaled $190.2 million at August 31, 2013, and $175.8 million at August 25, 2012. This change is primarily reflective of our growing operations, including inflation, increases in health care costs, the number of vehicles and the number of hours worked, as well as our historical claims experience and changes in our discount rate.

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

Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management, and as a result these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents and the incidence of illness, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be overstated or understated. For instance, a 10% change in our self-insurance liability would have affected net income by approximately $12 million for fiscal 2013.

Our liabilities for workers’ compensation, certain general and product liability, property and vehicle claims do not have scheduled maturities; however, the timing of future payments is predictable based on historical patterns and is relied upon in determining the current portion of these liabilities. Accordingly, we reflect the net present value of the obligations we determine to be long-term using the risk-free interest rate as of the balance sheet date. If the discount rate used to calculate the present value of these reserves changed by 50 basis points, net income would have been affected by approximately $2 million for fiscal 2013. Our liability for health benefits is classified as current, as the historical average duration of claims is approximately six weeks.

Income Taxes

Our income tax returns are audited by state, federal and foreign tax authorities, and we are typically engaged in various tax examinations at any given time. Tax contingencies often arise due to uncertainty or differing interpretations of the application of tax rules throughout the various jurisdictions in which we operate. The contingencies are influenced by items such as tax audits, changes in tax laws, litigation, appeals and prior experience with similar tax positions. We regularly review our tax reserves for these items and assess the adequacy of the amount we have recorded. As of August 31, 2013, we had approximately $35.4 million reserved for uncertain tax positions.

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

We believe our estimates to be reasonable and have not experienced material adjustments to our reserves in the previous three years; however, actual results could differ from our estimates, and we may be exposed to gains or losses that could be material. Specifically, management has used judgment and made assumptions to estimate the likely outcome of uncertain tax positions. Additionally, to the extent we prevail in matters for which a liability has been established, or must pay in excess of recognized reserves, our effective tax rate in any particular period could be materially affected.

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

Expected long-term rate of return on plan assets: For the fiscal year ended August 31, 2013, we have assumed a 7.5% long-term rate of return on our plan assets. This estimate is a judgmental matter in which management considers the composition of our asset portfolio, our historical long-term investment performance and current market conditions. We review the expected long-term rate of return on an annual basis, and revise it accordingly. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our long-term strategy to manage pension cost and reduce volatility in our assets. At August 31, 2013, our plan assets totaled $208 million in our qualified plan. Our assets are generally valued using the net asset values, which are determined by valuing investments at the closing price or last trade reported on the major market on which the individual securities are traded. We have no assets in our nonqualified plan. A 50 basis point change in our expected long term rate of return would impact annual pension expense by approximately $1 million for the qualified plan.

Discount rate used to determine benefit obligations: This rate is highly sensitive and is adjusted annually based on the interest rate for long-term, high-quality, corporate bonds as of the measurement date using yields for maturities that are in line with the duration of our pension liabilities. This same discount rate is also used to determine pension expense for the following plan year. For fiscal 2013, we assumed a discount rate of 5.2%. A decrease in the discount rate increases our projected benefit obligation and pension expense. A 50 basis point change in the discount rate at August 31, 2013 would impact annual pension expense/income by approximately $2 million for the qualified plan and $30 thousand for the nonqualified plan.

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

During the fourth quarter of fiscal 2012, we entered into two treasury rate locks, each with a notional amount of $100 million. These agreements were cash flow hedges used to hedge the exposure to variability in future cash flows resulting from changes in variable interest rates related to the $300 million Senior Note debt issuance in November 2012. The fixed rates of the hedges were 2.07% and 1.92% and were benchmarked based on the 10-year U.S. treasury notes. These locks expired on November 1, 2012 and resulted in a loss of $5.1 million, which has been deferred in Accumulated other comprehensive loss and will be reclassified to Interest expense over the life of the underlying debt. The hedges remained highly effective until they expired, and no ineffectiveness was recognized in earnings.

During the third quarter of fiscal 2012, we entered into two treasury rate locks. These agreements were designated as cash flow hedges and were used to hedge the exposure to variability in future cash flows resulting from changes in variable interest rates related to the $500 million Senior Note debt issuance in April 2012. The treasury rate locks had notional amounts of $300 million and $100 million with associated fixed rates of 2.09% and 2.07% respectively. The locks were benchmarked based on the 10-year U.S. treasury notes. These locks expired on April 20, 2012 and resulted in a loss of $2.8 million, which has been deferred in Accumulated other comprehensive loss and will be reclassified to Interest expense over the life of the underlying debt. The hedges remained highly effective until they expired, and no ineffectiveness was recognized in earnings.

The fair value of our debt was estimated at $4.259 billion as of August 31, 2013, and $4.055 billion as of August 25, 2012, based on the quoted market prices for the same or similar debt issues or on the current rates available to us for debt having the same remaining maturities. Such fair value is greater than the carrying value of debt by $72.2 million and $286.6 million at August 31, 2013 and August 25, 2012, respectively. We had $637.0 million of variable rate debt outstanding at August 31, 2013, and $518.2 million of variable rate debt outstanding at August 25, 2012. In fiscal 2013, at this borrowing level for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable impact on our pre-tax earnings and cash flows of approximately $6 million. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $3.550 billion at August 31, 2013, and $3.250 billion at August 25, 2012. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by approximately $128.4 million at August 31, 2013.

Fuel Price Risk

From time to time, we utilize fuel swap contracts in order to lower fuel cost volatility in our operating results. Historically, the instruments were executed to economically hedge a portion of our diesel and unleaded fuel exposure. However, we have not designated the fuel swap contracts as hedging instruments; and therefore, the contracts have not qualified for hedge accounting treatment. We did not enter into any fuel swap contracts during fiscal 2013, fiscal 2012 or fiscal 2011.

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

We view our investments in Mexican subsidiaries as long-term. As a result, we generally do not hedge these net investments. The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the year-end exchange rates was $378.7 million at August 31, 2013 and $315.7 million at August 25, 2012. The year-end exchange rates with respect to the Mexican peso decreased by approximately 1.1% with respect to the U.S. dollar during fiscal 2013 and decreased by approximately 6.2% during fiscal 2012. The potential loss in value of our net assets in the Mexican subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at August 31, 2013 and August 25, 2012, amounted to approximately $34 million and approximately $29 million, respectively. Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the foreign currency translation component of Accumulated other comprehensive loss, unless the Mexican subsidiaries are sold or otherwise disposed. A hypothetical 10 percent adverse change in average exchange rates would not have a material impact on our results of operations.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting includes, among other things, defined policies and procedures for conducting and governing our business, sophisticated information systems for processing transactions and properly trained staff. Mechanisms are in place to monitor the effectiveness of our internal control over financial reporting, including regular testing performed by the Company’s internal audit team, which is comprised of Company personnel. Actions are taken to correct deficiencies as they are identified. Our procedures for financial reporting include the active involvement of senior management, our Audit Committee and a staff of highly qualified financial and legal professionals.

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of August 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of August 31, 2013.

Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting as of August 31, 2013 is included in this Annual Report on Form 10-K.

/s/ WILLIAM C. RHODES, III
William C. Rhodes, III
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ WILLIAM T. GILES
William T. Giles
Chief Financial Officer and Executive
Vice President – Finance, Information
Technology and ALLDATA
(Principal Financial Officer)

Certifications

Compliance with NYSE Corporate Governance Listing Standards

On January 2, 2013, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Rule 13a-14(a) Certifications of Principal Executive Officer and Principal Financial Officer

The Company has filed, as exhibits to its Annual Report on Form 10-K for the fiscal year ended August 31, 2013, the certifications of its Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AutoZone, Inc.

We have audited AutoZone, Inc.’s internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (the “COSO criteria”). AutoZone, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on AutoZone, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, AutoZone, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AutoZone, Inc. as of August 31, 2013 and August 25, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended August 31, 2013 of AutoZone, Inc. and our report dated October 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

October 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AutoZone, Inc.

We have audited the accompanying consolidated balance sheets of AutoZone, Inc. as of August 31, 2013 and August 25, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended August 31, 2013. These financial statements are the responsibility of AutoZone, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoZone, Inc. as of August 31, 2013 and August 25, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AutoZone, Inc.’s internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework and our report dated October 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

October 28, 2013

Consolidated Statements of Income

	Year Ended
(in thousands, except per share data)	August 31, 2013 (53 weeks)	August 25, 2012 (52 weeks)	August 27, 2011 (52 weeks)

Net sales	$9,147,530	$8,603,863	$8,072,973
Cost of sales, including warehouse and delivery expenses	4,406,595	4,171,827	3,953,510

Gross profit	4,740,935	4,432,036	4,119,463
Operating, selling, general and administrative expenses	2,967,837	2,803,145	2,624,660

Operating profit	1,773,098	1,628,891	1,494,803
Interest expense, net	185,415	175,905	170,557

Income before income taxes	1,587,683	1,452,986	1,324,246
Income tax expense	571,203	522,613	475,272

Net income	$1,016,480	$930,373	$848,974

Weighted average shares for basic earnings per share	35,943	38,696	42,632
Effect of dilutive stock equivalents	638	929	971

Adjusted weighted average shares for diluted earnings per share	36,581	39,625	43,603

Basic earnings per share	$28.28	$24.04	$19.91

Diluted earnings per share	$27.79	$23.48	$19.47

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Year Ended
(in thousands)	August 31, 2013 (53 weeks)	August 25, 2012 (52 weeks)	August 27, 2011 (52 weeks)

Net income	$1,016,480	$930,373	$848,974

Other comprehensive income (loss):
Pension liability adjustments, net of taxes (1)	43,106	(17,262)	(17,346)
Foreign currency translation adjustments	(12,216)	(13,866)	8,347
Unrealized loss on marketable securities, net of taxes (2)	(376)	(128)	(171)
Net derivative activity, net of taxes (3)	711	(1,066)	(4,053)

Total other comprehensive income (loss)	31,225	(32,322)	(13,223)

Comprehensive income	$1,047,705	$898,051	$835,751

(1)	Pension liability adjustments are presented net of taxes of $27,972 in 2013, $29,744 in 2012, and $3,998 in 2011
(2)	Unrealized losses on marketable securities are presented net of taxes of $202 in 2013, $69 in 2012 and $91 in 2011
(3)	Net derivative activities are presented net of taxes of $440 in 2013, $4,800 in 2012, and $0 in 2011

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(in thousands)	August 31, 2013	August 25, 2012

Assets
Current assets:
Cash and cash equivalents	$142,191	$103,093
Accounts receivable	171,638	161,375
Merchandise inventories	2,861,014	2,627,983
Other current assets	101,443	85,649
Deferred income taxes	1,727	846

Total current assets	3,278,013	2,978,946

Property and equipment:
Land	862,565	800,175
Buildings and improvements	2,607,751	2,400,895
Equipment	1,122,821	1,016,835
Leasehold improvements	341,182	314,559
Construction in progress	124,206	127,297

	5,058,525	4,659,761
Less: Accumulated depreciation and amortization	1,987,164	1,803,833

	3,071,361	2,855,928

Goodwill	367,829	302,645
Deferred income taxes	4,069	33,796
Other long-term assets	170,817	94,324

	542,715	430,765

	$6,892,089	$6,265,639

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,307,535	$2,926,740
Accrued expenses and other	467,831	478,085
Income taxes payable	17,129	17,053
Deferred income taxes	202,922	183,833
Short-term borrowings	173,733	49,881

Total current liabilities	4,169,150	3,655,592

Long-term debt	4,013,267	3,718,302
Other long-term liabilities	396,991	439,770

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 36,768 shares issued and 34,293 shares outstanding in 2013 and 39,869 shares issued and 37,028 shares outstanding in 2012	368	399
Additional paid-in capital	814,457	689,890
Retained deficit	(1,378,936)	(1,033,197)
Accumulated other comprehensive loss	(120,788)	(152,013)
Treasury stock, at cost	(1,002,420)	(1,053,104)

Total stockholders’ deficit	(1,687,319)	(1,548,025)

	$6,892,089	$6,265,639

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended
(in thousands)	August 31, 2013 (53 weeks)	August 25, 2012 (52 weeks)	August 27, 2011 (52 weeks)

Cash flows from operating activities:
Net income	$1,016,480	$930,373	$848,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	227,251	211,831	196,209
Amortization of debt origination fees	8,239	8,066	8,962
Income tax benefit from exercise of stock options	(66,752)	(63,041)	(34,945)
Deferred income taxes	19,704	25,557	44,667
Share-based compensation expense	37,307	33,363	26,625
Changes in operating assets and liabilities:
Accounts receivable	(8,196)	(21,276)	(14,605)
Merchandise inventories	(232,846)	(167,914)	(155,421)
Accounts payable and accrued expenses	356,935	197,406	342,826
Income taxes payable	61,003	56,754	34,319
Other, net	(4,114)	12,862	(6,073)

Net cash provided by operating activities	1,415,011	1,223,981	1,291,538

Cash flows from investing activities:
Capital expenditures	(414,451)	(378,054)	(321,604)
Acquisition of business	(116,084)	—	—
Purchase of marketable securities	(44,469)	(45,665)	(43,772)
Proceeds from sale of marketable securities	37,944	42,385	43,081
Proceeds from disposal of capital assets	9,765	6,573	3,301

Net cash used in investing activities	(527,295)	(374,761)	(318,994)

Cash flows from financing activities:
Net proceeds (payments) of commercial paper	123,600	(54,200)	134,600
Net (payments) proceeds from short-term borrowings	(4,948)	(27,071)	6,901
Proceeds from issuance of debt	800,000	500,000	500,000
Repayment of debt	(500,000)	—	(199,300)
Net proceeds from sale of common stock	97,154	75,343	55,846
Purchase of treasury stock	(1,387,315)	(1,362,869)	(1,466,802)
Income tax benefit from exercise of stock options	66,752	63,041	34,945
Payments of capital lease obligations	(27,545)	(26,750)	(22,781)
Other	(14,720)	(10,927)	(17,180)

Net cash used in financing activities	(847,022)	(843,433)	(973,771)

Effect of exchange rate changes on cash	(1,596)	(300)	553

Net increase (decrease) in cash and cash equivalents	39,098	5,487	(674)
Cash and cash equivalents at beginning of year	103,093	97,606	98,280

Cash and cash equivalents at end of year	$142,191	$103,093	$97,606

Supplemental cash flow information:
Interest paid, net of interest cost capitalized	$174,037	$161,797	$155,531

Income taxes paid	$498,587	$443,666	$405,654

Assets acquired through capital lease	$71,117	$74,726	$32,301

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Deficit

(in thousands)	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at August 28, 2010	50,061	$501	$557,955	$(245,344)	$(106,468)	$(945,409)	$(738,765)
Net income				848,974			848,974
Total other comprehensive loss					(13,223)		(13,223)
Purchase of 5,598 shares of treasury stock						(1,466,802)	(1,466,802)
Retirement of treasury shares	(6,577)	(66)	(82,150)	(1,247,627)		1,329,843	—
Sale of common stock under stock options and stock purchase plans	600	6	55,840				55,846
Share-based compensation expense			24,794				24,794
Income tax benefit from exercise of stock options			34,945				34,945
Other				(1)			(1)

Balance at August 27, 2011	44,084	441	591,384	(643,998)	(119,691)	(1,082,368)	(1,254,232)
Net income				930,373			930,373
Total other comprehensive loss					(32,322)		(32,322)
Purchase of 3,795 shares of treasury stock						(1,362,869)	(1,362,869)
Retirement of treasury shares	(4,929)	(49)	(72,512)	(1,319,572)		1,392,133	—
Sale of common stock under stock options and stock purchase plans	714	7	75,336				75,343
Share-based compensation expense			32,641				32,641
Income tax benefit from exercise of stock options			63,041				63,041

Balance at August 25, 2012	39,869	399	689,890	(1,033,197)	(152,013)	(1,053,104)	(1,548,025)
Net income				1,016,480			1,016,480
Total other comprehensive income					31,225		31,225
Purchase of 3,511 shares of treasury stock						(1,387,315)	(1,387,315)
Retirement of treasury shares	(3,876)	(39)	(75,743)	(1,362,218)		1,438,000	—
Sale of common stock under stock options and stock purchase plans	775	8	97,146				97,154
Share-based compensation expense			36,412				36,412
Income tax benefit from exercise of stock options			66,752				66,752
Other				(1)		(1)	(2)

Balance at August 31, 2013	36,768	$368	$814,457	$(1,378,936)	$(120,788)	$(1,002,420)	$(1,687,319)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

Business: AutoZone, Inc. and its wholly owned subsidiaries (“AutoZone” or the “Company”) are principally a retailer and distributor of automotive parts and accessories. At the end of fiscal 2013, the Company operated 4,836 stores in the United States (“U.S.”), including Puerto Rico; 362 stores in Mexico; and three stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. In 3,421 of the domestic stores, select stores in Mexico, and the stores in Brazil, at the end of fiscal 2013, the Company had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. The Company also sells the ALLDATA brand automotive diagnostic and repair software through www.alldata.com. Additionally, the Company sells automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and accessories and performance parts through www.autoanything.com, and its commercial customers can make purchases through www.autozonepro.com. The Company does not derive revenue from automotive repair or installation services.

Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks ending on the last Saturday in August. Fiscal 2013 represented 53 weeks and fiscal 2012 and 2011 represented 52 weeks.

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

Cash and Cash Equivalents: Cash equivalents consist of investments with original maturities of 90 days or less at the date of purchase. Cash equivalents include proceeds due from credit and debit card transactions with settlement terms of less than 5 days. Credit and debit card receivables included within cash and cash equivalents were $39.8 million at August 31, 2013 and $34.0 million at August 25, 2012.

Cash balances are held in various locations around the world. Of the $142.2 million and $103.1 million of cash and cash equivalents at August 31, 2013, and August 25, 2012, respectively, $38.2 million and $7.8 million, respectively, were held outside of the U.S. and were generally utilized to support liquidity needs in foreign operations. The Company intends to continue to permanently reinvest the cash held outside of the U.S. in its foreign operations.

Accounts Receivable: Accounts receivable consists of receivables from commercial customers and vendors, and are presented net of an allowance for uncollectible accounts. AutoZone routinely grants credit to certain of its commercial customers. The risk of credit loss in its trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms and sales to a large number of customers, as well as the low dollar value per transaction for most of its sales. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable. Historically, credit losses have been within management’s expectations and the allowances for uncollectible accounts were $2.9 million at August 31, 2013, and $2.4 million at August 25, 2012.

Merchandise Inventories: Inventories are stated at the lower of cost or market using the last-in, first-out method for domestic inventories and the first-in, first out (“FIFO”) method for Mexico inventories. Included in inventory are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on our merchandise purchases, was $283.7 million at August 31, 2013, and $270.4 million at August 25, 2012.

Marketable Securities: The Company invests a portion of its assets held by the Company’s wholly owned insurance captive in marketable debt securities and classifies them as available-for-sale. The Company includes these securities within the Other current assets and Other long-term assets captions in the accompanying Consolidated Balance Sheets and records the amounts at fair market value, which is determined using quoted market prices at the end of the reporting period. A discussion of marketable securities is included in “Note E – Fair Value Measurements” and “Note F – Marketable Securities.”

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

Impairment of Long-Lived Assets: The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such an event occurs, the Company compares the sum of the undiscounted expected future cash flows of the asset (asset group) with the carrying amounts of the asset. If the undiscounted expected future cash flows are less than the carrying value of the assets, the Company measures the amount of impairment loss as the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no material impairment losses recorded in the three years ended August 31, 2013.

Goodwill: The cost in excess of fair value of identifiable net assets of businesses acquired is recorded as goodwill. Goodwill has not been amortized since fiscal 2001, but an analysis is performed at least annually to compare the fair value of the reporting unit to the carrying amount to determine if any impairment exists. The Company performs its annual impairment assessment in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. Refer to “Note N – Goodwill and Intangibles” for additional disclosures regarding the Company’s goodwill and impairment assessment.

Intangible Assets: Intangible assets consist of assets from the acquisition of AutoAnything, and include technology, noncompete agreements, customer relationships and trade name. Intangible assets are amortized over periods ranging from 5 to 10 years. Non-amortizing intangibles are reviewed at least annually for impairment by comparing the carrying amount to fair value. The Company performs its annual impairment assessment in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. Refer to “Note N – Goodwill and Intangibles” for additional disclosures regarding the Company’s intangible assets and impairment assessment.

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

Foreign Currency: The Company accounts for its Mexican and Brazilian operations using the Mexican peso and the Brazilian real as the functional currencies and converts its financial statements from these currencies to U.S. dollars. The cumulative loss on currency translation is recorded as a component of Accumulated other comprehensive loss and approximated $62.5 million at August 31, 2013, and $50.3 million at August 25, 2012.

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

Deferred Rent: The Company recognizes rent expense on a straight-line basis over the course of the lease term, which includes any reasonably assured renewal periods, beginning on the date the Company takes physical possession of the property (see “Note O – Leases”). Differences between this calculated expense and cash payments are recorded as a liability within the Accrued expenses and other and Other long-term liabilities captions in the accompanying Consolidated Balance Sheets, based on the terms of the lease. Deferred rent approximated $96.5 million as of August 31, 2013, and $86.9 million as of August 25, 2012.

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

The Company classifies interest related to income tax liabilities, and if applicable, penalties, as a component of Income tax expense. The income tax liabilities and accrued interest and penalties that are expected to be payable within one year of the balance sheet date are presented within the Accrued expenses and other caption in the accompanying Consolidated Balance Sheets. The remaining portion of the income tax liabilities and accrued interest and penalties are presented within the Other long-term liabilities caption in the accompanying Consolidated Balance Sheets because payment of cash is not anticipated within one year of the balance sheet date. Refer to “Note D – Income Taxes” for additional disclosures regarding the Company’s income taxes.

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

The Company expenses advertising costs as incurred. Advertising expense, net of vendor promotional funds, was $83.7 million in fiscal 2013, $74.7 million in fiscal 2012, and $71.5 million in fiscal 2011. Vendor promotional funds, which reduced advertising expense, amounted to $24.4 million in fiscal 2013, $19.7 million in fiscal 2012, and $23.2 million in fiscal 2011.

Cost of Sales and Operating, Selling, General and Administrative Expenses: The following illustrates the primary costs classified in each major expense category:

Cost of Sales

•	Total cost of merchandise sold, including:

•	Freight expenses associated with moving merchandise inventories from the Company’s vendors to the distribution centers;

•	Vendor allowances that are not reimbursements for specific, incremental and identifiable costs

•	Costs associated with operating the Company’s supply chain, including payroll and benefit costs, warehouse occupancy costs, transportation costs and depreciation; and

•	Inventory shrinkage

Operating, Selling, General and Administrative Expenses

•	Payroll and benefit costs for store and store support employees;

•	Occupancy costs of store and store support facilities;

•	Depreciation and amortization related to retail and store support assets;

•	Transportation costs associated with commercial and hub deliveries;

•	Advertising;

•	Self insurance costs; and

•	Other administrative costs, such as credit card transaction fees, supplies, and travel and lodging

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

Earnings per Share: Basic earnings per share is based on the weighted average outstanding common shares. Diluted earnings per share is based on the weighted average outstanding common shares adjusted for the effect of common stock equivalents, which are primarily stock options. There were 8,600 stock options excluded from the diluted earnings per share computation that would have been anti-dilutive as of August 31, 2013. There were 30,000 options excluded for the year ended August 25, 2012, and no options excluded for the year ended August 27, 2011.

Share-Based Payments: Share-based payments include stock option grants and certain other transactions under the Company’s stock plans. The Company recognizes compensation expense for its share-based payments based on the fair value of the awards. See “Note B – Share-Based Payments” for further discussion.

Risk and Uncertainties: In fiscal 2013, one class of similar products accounted for 10 percent of the Company’s total revenues, and no vendor supplied more than 10 percent of the Company’s total purchases.

Recently Adopted Accounting Pronouncements: In August 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles – Goodwill and Other, which amends Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other. The purpose of ASU 2011-08 is to simplify how an entity tests goodwill for impairment. Entities will assess qualitative factors to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. In instances where the fair value is determined to be less than the carrying value, entities will perform the two-step quantitative goodwill impairment test. The Company adopted this standard effective August 31, 2013, and it had no impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements: In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The purpose of ASU 2012-02 is to simplify how an entity tests for impairment of indefinite-lived intangible assets. Entities will assess qualitative factors to determine whether it is more likely than not that a long-lived intangible asset’s fair value is less than its carrying value. In instances where the fair value is determined to be less than the carrying value, entities will perform the two-step quantitative goodwill impairment test. The Company does not expect the provision of ASU 2012-02 to have a material impact on its consolidated financial statements. This update will be effective for the Company at the beginning of its fiscal 2014 year.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The Company does not expect the provision of ASU 2013-02 to have a material impact on its consolidated financial statements. This update will be effective for the Company at the beginning of its fiscal 2014 year.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under ASU 2013-11, an entity is required to disclose a liability related to an unrecognized tax benefit as an offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward if certain criteria are met. In situations of a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. The Company does not expect the provision of ASU 2013-11 to have a material impact on its consolidated financial statements. This update will be effective for the Company at the beginning of its fiscal 2015 year.

Note B – Share-Based Payments

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $37.3 million for fiscal 2013, $33.4 million for fiscal 2012, and $26.6 million for fiscal 2011. As of August 31, 2013, share-based compensation expense for unvested awards not yet recognized in earnings is $25.9 million and will be recognized over a weighted average period of 2.5 years. Tax deductions in excess of recognized compensation cost are classified as a financing cash inflow.

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

The 2011 Program replaced the 2003 Comp Plan and the 2003 Option Plan. Under the 2003 Comp Plan, non-employee directors could receive no more than one-half of their director fees immediately in cash, and the remainder of the fees was required to be taken in common stock or stock appreciation rights. The director had the option to elect to receive up to 100% of the fees in stock or defer all or part of the fees in units with value equivalent to the value of shares of common stock as of the grant date. At August 31, 2013, the Company has $7.6 million accrued related to 17,990 outstanding units issued under the 2003 Comp Plan and prior plans, and there was $6.7 million accrued related to 18,241 outstanding units issued as of August 25, 2012. No additional shares of stock or units will be issued in future years under the 2003 Comp Plan.

Under the 2003 Option Plan, each non-employee director received an option grant on January 1 of each year, and each new non-employee director received an option to purchase 3,000 shares upon election to the Board, plus a portion of the annual directors’ option grant prorated for the portion of the year actually served. These stock option grants were made at the fair market value as of the grant date and generally vested three years from the grant date. There were 51,000 and 104,679 outstanding options under the 2003 Option Plan as of August 31, 2013 and August 25, 2012, respectively. No additional shares of stock or units will be issued in future years under the 2003 Option Plan.

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

	Year Ended
	August 31, 2013	August 25, 2012	August 27, 2011

Expected price volatility	29%	28%	31%
Risk-free interest rates	0.5%	0.7%	1.0%
Weighted average expected lives (in years)	5.2	5.4	4.3
Forfeiture rate	10%	10%	10%
Dividend yield	0%	0%	0%

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

The weighted average grant date fair value of options granted was $98.58 during fiscal 2013, $94.71 during fiscal 2012, and $58.57 during fiscal 2011. The intrinsic value of options exercised was $194.6 million in fiscal 2013, $176.5 million in fiscal 2012, and $100.0 million in fiscal 2011. The total fair value of options vested was $37.3 million in fiscal 2013, $32.6 million in fiscal 2012, and $20.7 million in fiscal 2011.

The Company generally issues new shares when options are exercised. The following table summarizes information about stock option activity for the year ended August 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding – August 25, 2012	2,262,679	$173.01
Granted	364,160	371.76
Exercised	(773,942)	128.68
Cancelled	(56,909)	282.28

Outstanding – August 31, 2013	1,795,988	228.95	6.56	$343,015

Exercisable	899,079	152.35	5.05	240,584

Expected to vest	896,909	305.74	8.07	92,187

Available for future grants	2,085,615

The Company recognized $1.5 million in expense related to the discount on the selling of shares to employees and executives under various share purchase plans in fiscal 2013, $1.5 million in fiscal 2012 and $1.4 million in fiscal 2011. The Sixth Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan (the “Employee Plan”), which is qualified under Section 423 of the Internal Revenue Code, permits all eligible employees to purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the Employee Plan, 18,228 shares were sold to employees in fiscal 2013, 19,403 shares were sold to employees in fiscal 2012, and 21,608 shares were sold to employees in fiscal 2011. The Company repurchased 22,915 shares at fair value in fiscal 2013, 24,113 shares at fair value in fiscal 2012, and 30,864 shares at fair value in fiscal 2011 from employees electing to sell their stock. Issuances of shares under the Employee Plan are netted against repurchases and such repurchases are not included in share repurchases disclosed in “Note K – Stock Repurchase Program.” At August 31, 2013, 234,744 shares of common stock were reserved for future issuance under the Employee Plan.

Once executives have reached the maximum purchases under the Employee Plan, the Fifth Amended and Restated Executive Stock Purchase Plan (the “Executive Plan”) permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases under the Executive Plan were 3,454 shares in fiscal 2013, 3,937 shares in fiscal 2012, and 1,719 shares in fiscal 2011. At August 31, 2013, 248,953 shares of common stock were reserved for future issuance under the Executive Plan.

Note C – Accrued Expenses and Other

Accrued expenses and other consisted of the following:

(in thousands)	August 31, 2013	August 25, 2012

Medical and casualty insurance claims (current portion)	$66,133	$63,484
Accrued compensation, related payroll taxes and benefits	137,165	151,669
Property, sales, and other taxes	90,944	97,542
Accrued interest	40,442	39,220
Accrued gift cards	32,160	29,060
Accrued sales and warranty returns	14,171	17,276
Capital lease obligations	32,246	29,842
Other	54,570	49,992

	$467,831	$478,085

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

Note D – Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Year Ended
(in thousands)	August 31, 2013	August 25, 2012	August 27, 2011

Domestic	$1,486,386	$1,373,142	$1,255,127
International	101,297	79,844	69,119

	$1,587,683	$1,452,986	$1,324,246

The provision for income tax expense consisted of the following:

	Year Ended
(in thousands)	August 31, 2013	August 25, 2012	August 27, 2011

Current:
Federal	$466,803	$424,895	$364,117
State	46,494	47,386	39,473
International	38,202	24,775	27,015

	551,499	497,056	430,605

Deferred:
Federal	16,816	33,679	57,625
State	3,139	(2,822)	(5,031)
International	(251)	(5,300)	(7,927)

	19,704	25,557	44,667

Income tax expense	$571,203	$522,613	$475,272

A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate of 35% to income before income taxes is as follows:

	Year Ended
(in thousands)	August 31, 2013	August 25, 2012	August 27, 2011

Federal tax at statutory U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net	2.0%	2.0%	1.7%
Other	(1.0%)	(1.0%)	(0.8%)

Effective tax rate	36.0%	36.0%	35.9%

Significant components of the Company’s deferred tax assets and liabilities were as follows:

(in thousands)	August 31, 2013	August 25, 2012

Deferred tax assets:
Net operating loss and credit carryforwards	$41,785	$36,605
Insurance reserves	16,237	18,185
Accrued benefits	67,350	63,320
Pension	18,004	43,904
Other	45,597	41,658

Total deferred tax assets	188,973	203,672
Less: Valuation allowances	(11,593)	(9,532)

	177,380	194,140
Deferred tax liabilities:
Property and equipment	(84,512)	(67,480)
Inventory	(262,653)	(244,414)
Other	(27,341)	(31,437)

Total deferred tax liabilities	(374,506)	(343,331)

Net deferred tax liability	$(197,126)	$(149,191)

Deferred taxes are not provided for temporary differences of approximately $260.0 million at August 31, 2013, and $195.8 million at August 25, 2012, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.

At August 31, 2013 and August 25, 2012, the Company had deferred tax assets of $8.7 million and $12.3 million, respectively, from net operating loss (“NOL”) carryforwards available to reduce future taxable income totaling approximately $75.5 million and $76.6 million, respectively. Certain NOLs have no expiration date and others will expire, if not utilized, in various years from fiscal 2014 through 2032. At August 31, 2013 and August 25, 2012, the Company had deferred tax assets for income tax credit carryforwards of $33.1 million and $24.3 million, respectively. Certain income tax credit carryforwards have no expiration and others will expire, if not utilized, in various years from fiscal 2014 through 2027.

At August 31, 2013 and August 25, 2012, the Company had a valuation allowance of $11.6 million and $9.5 million, respectively, on deferred tax assets associated with NOL and tax credit carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized. The $2.1 million net increase in the valuation allowance during fiscal 2013 related to increases from certain NOLs and tax credits arising in fiscal 2013 and decreases due to NOL expirations. Management believes it is more likely than not that the remaining deferred tax assets will be fully realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	August 31, 2013	August 25, 2012

Beginning balance	$27,715	$29,906
Additions based on tax positions related to the current year	7,015	6,869
Additions for tax positions of prior years	2,758	44
Reductions for tax positions of prior years	(470)	(1,687)
Reductions due to settlements	(3,019)	(4,586)
Reductions due to statute of limitations	(3,356)	(2,831)

Ending balance	$30,643	$27,715

Included in the August 31, 2013 balance is $20.1 million of unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate.

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had $4.7 million and $4.1 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at August 31, 2013 and August 25, 2012, respectively.

The Company files U.S. federal, U.S. state and local, and international income tax returns. The U.S. Internal Revenue Service has completed exams on U.S. federal income tax returns for years 2009 and prior. With few exceptions, the Company is no longer subject to state and local or non-U.S. examinations by tax authorities for years before 2009. The Company is typically engaged in various tax examinations at any given time, both by U.S. federal, state and local, and international taxing jurisdictions. As of August 31, 2013, the Company estimates that the amount of unrecognized tax benefits could be reduced by approximately $1.5 million over the next twelve months as a result of tax audit settlements. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	August 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$16,386	$24	$—	$16,410
Other long-term assets	49,011	16,740	—	65,751

	$65,397	$16,764	$—	$82,161

Contingent consideration	$—	$—	$(242)	$(242)

	August 25, 2012
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$22,515	$—	$—	$22,515
Other long-term assets	40,424	13,275	—	53,699

	$62,939	$13,275	$—	$76,214

Accrued expenses and other	$—	$(4,915)	$—	$(4,915)

At August 31, 2013, the fair value measurement amounts for assets and liabilities recorded in the accompanying Consolidated Balance Sheet consisted of short-term marketable securities of $16.4 million, which are included within Other current assets and long-term marketable securities of $65.8 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. A discussion on how the Company’s cash flow hedges are valued is included in “Note H – Derivative Financial Instruments,” while the fair value of the Company’s pension plan assets are disclosed in “Note L – Pension and Savings Plans.”

Effective December 19, 2012, the Company acquired certain assets and liabilities of AutoAnything, an online retailer of specialized automotive products for up to $150 million, including an initial cash payment of $115 million, a $5 million holdback payment for working capital true-ups, and contingent payments totaling up to $30 million. The contingent consideration is based on the performance of AutoAnything, and is not subject to continued employment by the selling stockholders. Based on specific operating income targets for each year, the sellers can receive up to $10 million in the first year, and up to $30 million in the second year, with contingent consideration not exceeding $30 million in the aggregate. The estimated fair value of the performance-based contingent consideration of $22.7 million was included as part of the purchase price allocation at the time of acquisition. The Company determined the fair value of the contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value remeasurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value.

During the fourth quarter of fiscal 2013, the Company determined AutoAnything is not likely to achieve the operating income targets necessary to earn the contingent consideration. Therefore, the contingent consideration was adjusted to reflect the fair value at August 31, 2013 of $0.2 million, resulting in a decrease to the contingent consideration liability of $23.3 million during the fourth quarter of fiscal 2013. As of August 31, 2013, the contingent liability is reflected as a current liability of $0.1 million in Accrued expenses and other and a non-current liability of $0.1 million in Other long-term liabilities in the accompanying Consolidated Balance Sheet. A discussion of the acquisition is included in “Note M – Acquisition.”

The change in the fair value of the contingent consideration liability is summarized as follows:

(in thousands)	Fiscal Year Ended August 31, 2013

Fair value – beginning of period	$—
Fair value of contingent consideration issued during the period	(22,678)
Change in fair value	22,436

Fair value – end of period	$(242)

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. The assets could include assets acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. During the fourth quarter of fiscal 2013, the Company recorded a goodwill impairment charge of $18.3 million related to the acquisition of AutoAnything and an impairment charge of $4.1 million of AutoAnything’s trade name in order to record these assets at fair value. The fair value remeasurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in the fair value hierarchy. See “Note N – Goodwill and Intangibles” for further discussion. During fiscal 2013 and fiscal 2012, the Company did not have any other significant non-financial assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

Financial Instruments not Recognized at Fair Value

The Company has financial instruments, including cash and cash equivalents, accounts receivable, other current assets and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short maturities. The fair value of the Company’s debt is disclosed in “Note I – Financing.”

Note F – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model”. Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	August 31, 2013
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$27,803	$148	$(67)	$27,884
Government bonds	21,372	18	(67)	21,323
Mortgage-backed securities	7,198	24	(138)	7,084
Asset-backed securities and other	25,825	50	(5)	25,870

	$82,198	$240	$(277)	$82,161

	August 25, 2012
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$26,215	$307	$—	$26,522
Government bonds	20,790	117	(1)	20,906
Mortgage-backed securities	4,369	17	(19)	4,367
Asset-backed securities and other	24,299	120	—	24,419

	$75,673	$561	$(20)	$76,214

The debt securities held at August 31, 2013, had effective maturities ranging from less than one year to approximately 3 years. The Company did not realize any material gains or losses on its sale of marketable securities during fiscal 2013, fiscal 2012, or fiscal 2011.

The Company holds 45 securities that are in an unrealized loss position of approximately $277 thousand at August 31, 2013. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and its intent and ability to hold the investments until maturity or until recovery of fair value.

Note G – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss, net of tax, consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (1)	Unrealized Gain on Securities	Derivatives	Total

Balance at August 27, 2011	$(76,705)	$(36,401)	$479	$(7,064)	$(119,691)
Fiscal 2012 activity	(17,262)	(13,866)	(128)	(1,066)	(32,322)

Balance at August 25, 2012	(93,967)	(50,267)	351	(8,130)	(152,013)
Fiscal 2013 activity	43,106	(12,216)	(376)	711	31,225

Balance at August 31, 2013	$(50,861)	$(62,483)	$(25)	$(7,419)	$(120,788)

(1)	Foreign currency is not shown net of tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.

The fiscal 2013 pension adjustment of $43.1 million reflects actuarial gains not yet reflected in periodic pension cost primarily driven by a higher discount rate at August 31, 2013.

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

At August 31, 2013, the Company had $11.8 million recorded in Accumulated other comprehensive loss related to net realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the fiscal year ended August 31, 2013, the Company reclassified $1.3 million of net losses from Accumulated other comprehensive loss to Interest expense. In the fiscal year ended August 25, 2012, the Company reclassified $1.9 million of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $182 thousand of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note I – Financing

The Company’s debt consisted of the following:

(in thousands)	August 31, 2013	August 25, 2012

5.875% Senior Notes due October 2012, effective interest rate of 6.33%	$—	$300,000
4.375% Senior Notes due June 2013, effective interest rate of 5.65%	—	200,000
6.500% Senior Notes due January 2014, effective interest rate of 6.63%	500,000	500,000
5.750% Senior Notes due January 2015, effective interest rate of 5.89%	500,000	500,000
5.500% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.950% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	—
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	—
Commercial paper, weighted average interest rate of 0.29% and 0.42% at August 31, 2013 and August 25, 2012, respectively	637,000	513,402
Unsecured, peso denominated borrowings, weighted average interest rate of 4.57% at August 25, 2012	—	4,781

Total debt	4,187,000	3,768,183
Less: Short-term borrowings	173,733	49,881

Long-term debt	$4,013,267	$3,718,302

As of August 31, 2013, $637 million of commercial paper borrowings and $326.3 million of the 6.500% Senior Notes due January 2014 are classified as long-term in the accompanying Consolidated Balance Sheets as the Company has the ability and intent to refinance on a long-term basis through available capacity in its revolving credit facility. As of August 31, 2013, the Company had $963.3 million of availability under its $1.0 billion revolving credit facility, expiring in September 2016 that would allow it to replace these short-term obligations with long-term financing.

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

The revolving credit facility agreement requires that the Company’s consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.50:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. The Company’s consolidated interest coverage ratio as of August 31, 2013 was 4.68:1.

In addition to the revolving credit facility, the Company also maintains a letter of credit facility that allows it to request the participating bank to issue letters of credit on its behalf up to an aggregate amount of $100 million. As of August 31, 2013, the Company has $99.4 million in letters of credit outstanding under the letter of credit facility, which expires in June 2016.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, the Company had $41.8 million in letters of credit outstanding as of August 31, 2013. These letters of credit have various maturity dates and were issued on an uncommitted basis.

On April 29, 2013, the Company issued $500 million in 3.125% Senior Notes due July 2023 under its shelf registration statement filed with the SEC on April 17, 2012 (the “Shelf Registration”). The Shelf Registration allows the Company to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. Proceeds from the debt issuance on April 29, 2013, were used to repay a portion of the outstanding commercial paper borrowings and for general corporate purposes. The Company used commercial paper borrowings to repay the $200 million in 4.375% Senior Notes due June 2013.

On November 13, 2012, the Company issued $300 million in 2.875% Senior Notes due January 2023 under its Shelf Registration. Proceeds from the debt issuance on November 13, 2012, were used to repay a portion of the outstanding commercial paper borrowings, which were used to repay the $300 million in 5.875% Senior Notes due in October 2012, and for general corporate purposes.

On April 24, 2012, the Company issued $500 million in 3.700% Senior Notes due April 2022 under its Shelf Registration. The Company used the proceeds from the issuance of debt to repay a portion of the commercial paper borrowings and for general corporate purposes.

The 5.750% Senior Notes issued in July 2009 and the 6.500% and 7.125% Senior Notes issued during August 2008, (collectively, the “Notes”), are subject to an interest rate adjustment if the debt ratings assigned to the Notes are downgraded. The Notes, along with the 3.125% Senior Notes issued in April 2013, the 2.875% Senior Notes issued in November 2012, the 3.700% Senior Notes issued in April 2012 and the 4.000% Senior Notes issued in during November 2010, also contain a provision that repayment of the notes may be accelerated if the Company experiences a change in control (as defined in the agreements). The Company’s borrowings under its other senior notes contain minimal covenants, primarily restrictions on liens. Under the revolving credit facility, covenants include limitations on total indebtedness, restrictions on liens, a maximum debt to earnings ratio, and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. These covenants are in addition to the consolidated interest coverage ratio discussed above. All of the repayment obligations under the borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs.

As of August 31, 2013, the Company was in compliance with all covenants related to its borrowing arrangements. All of the Company’s debt is unsecured. Scheduled maturities of long-term debt are as follows:

(in thousands)	Scheduled Maturities

2014	$963,267
2015	500,000
2016	500,000
2017	—
2018	250,000
Thereafter	1,800,000

$4,013,267

The fair value of the Company’s debt was estimated at $4.259 billion as of August 31, 2013, and $4.055 billion as of August 25, 2012, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $72.2 million at August 31, 2013 and $286.6 million at August 25, 2012.

Note J – Interest Expense

Net interest expense consisted of the following:

	Year Ended
(in thousands)	August 31, 2013	August 25, 2012	August 27, 2011

Interest expense	$188,324	$178,547	$173,674
Interest income	(1,606)	(1,397)	(2,058)
Capitalized interest	(1,303)	(1,245)	(1,059)

	$185,415	$175,905	$170,557

Note K – Stock Repurchase Program

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Board. The program was last amended on June 11, 2013 to increase the repurchase authorization to $13.40 billion from $12.65 billion. From January 1998 to August 31, 2013, the Company has repurchased a total of 134.6 million shares at an aggregate cost of $12.93 billion.

The Company’s share repurchase activity consisted of the following:

	Year Ended
(in thousands)	August 31, 2013	August 25, 2012	August 27, 2011

Amount	$1,387,315	$1,362,869	$1,466,802
Shares	3,511	3,795	5,598

During the fiscal year 2013, the Company retired 3.9 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1,362.2 million and decreased Additional paid-in capital by $75.7 million. During the comparable prior year period, the Company retired 4.9 million shares of treasury stock, which increased Retained deficit by $1,319.6 million and decreased Additional paid-in capital by $72.5 million.

Subsequent to August 31, 2013, the Company has repurchased 355,150 shares of common stock at an aggregate cost of $149.8 million.

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

The Company’s investment strategy for pension plan assets is to utilize a diversified mix of domestic and international equity and fixed income portfolios to earn a long-term investment return that meets the Company’s pension plan obligations. The pension plan assets are invested primarily in listed securities, and the pension plans hold only a minimal investment in AutoZone common stock that is entirely at the discretion of third-party pension fund investment managers. The Company’s largest holding classes, fixed income bonds and U.S. equities, are invested with a fund manager that holds diversified portfolios. Accordingly, the Company does not have any significant concentrations of risk in particular securities, issuers, sectors, industries or geographic regions. Alternative investment strategies, are in the process of being liquidated and constitute less than 1% of the pension plan assets. The Company’s investment managers are prohibited from using derivatives for speculative purposes and are not permitted to use derivatives to leverage a portfolio.

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

Alternative investments – This category represents a hedge fund of funds made up of 9 different hedge fund managers diversified over 4 different hedge strategies. The fair value of the hedge fund of funds is determined using valuations provided by the third party administrator for each of the underlying funds.

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

The fair values of investments by level and asset category and the weighted-average asset allocations of the Company’s pension plans at the measurement date are presented in the following table:

August 31, 2013
	Fair Value	Asset Allocation		Fair Value Hierarchy
(in thousands)		Actual	Target	Level 1	Level 2	Level 3

U.S. equities	$57,931	27.9%	30.0%	$—	$57,931	$—
International equities	38,145	18.3	20.0	—	38,145	—
Emerging equities	19,030	9.1	10.0	—	19,030	—
High yield equities	19,858	9.5	10.0	—	19,858	—
Alternative investments	1,226	0.6	—	—	—	1,226
Fixed income securities	59,500	28.6	30.0	—	59,500	—
Cash and cash equivalents	12,430	6.0	—	—	12,430	—

	$208,120	100.0%	100.0%	$—	$206,894	$1,226

August 25, 2012
	Fair Value	Asset Allocation		Fair Value Hierarchy
(in thousands)		Actual	Target	Level 1	Level 2	Level 3

U.S. equities	$51,101	28.2%	30.0%	$—	$51,101	$—
International equities	31,767	17.5	20.0	—	31,767	—
Emerging equities	16,471	9.1	10.0	—	16,471	—
High yield equities	17,378	9.6	10.0	—	17,378	—
Alternative investments	2,404	1.3	—	—	—	2,404
Fixed income securities	47,667	26.3	30.0	—	47,667	—
Cash and cash equivalents	14,621	8.0	—	—	14,621	—

	$181,409	100.0%	100.0%	$—	$179,005	$2,404

The asset allocations in the charts above include $11.0 million and $8.7 million in cash contributions made prior to the balance sheet date of August 31, 2013, and August 25, 2012, respectively. Subsequent to August 31, 2013, and August 25, 2012, these cash contributions were allocated to the pension plan investments in accordance with the targeted asset allocation.

In August 2011, the Company’s Investment Committee approved a revised asset allocation target for the investments held by the pension plan. Based on the revised asset allocation target, the expected long-term rate of return on plan assets changed from 8.0% in fiscal 2011 to 7.5% for the years ending August 25, 2012, and August 31, 2013.

The change in fair value of Level 3 assets that use significant unobservable inputs is presented in the following table:

(in thousands)	Level 3 Assets

Beginning balance – August 25, 2012	$2,404
Actual return on plan assets:
Assets held at August 31, 2013	60
Assets sold during the year	72
Sales and settlements	(1,310)

Ending balance – August 31, 2013	$1,226

The following table sets forth the plans’ funded status and amounts recognized in the Company’s Consolidated Balance Sheets:

(in thousands)	August 31, 2013	August 25, 2012

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$305,206	$241,645
Interest cost	11,746	12,214
Actuarial (gains) losses	(53,756)	56,749
Benefits paid	(6,416)	(5,402)

Benefit obligations at end of year	$256,780	$305,206

Change in Plan Assets:
Fair value of plan assets at beginning of year	$181,409	$156,883
Actual return on plan assets	16,218	14,505
Employer contributions	16,909	15,423
Benefits paid	(6,416)	(5,402)

Fair value of plan assets at end of year	$208,120	$181,409

Amount Recognized in the Statement of Financial Position:
Current liabilities	$(124)	$(30)
Long-term liabilities	(48,536)	(123,767)

Net amount recognized	$(48,660)	$(123,797)

Amount Recognized in Accumulated Other Comprehensive Loss and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss	$(83,601)	$(154,678)

Accumulated other comprehensive loss	$(83,601)	$(154,678)

Amount Recognized in Accumulated Other Comprehensive Loss and not yet reflected in Net Periodic Benefit Cost and expected to be amortized in next year’s Net Periodic Benefit Cost:
Net actuarial loss	$(6,879)	$(14,721)

Amount recognized	$(6,879)	$(14,721)

Net periodic benefit expense consisted of the following:

	Year Ended
(in thousands)	August 31, 2013	August 25, 2012	August 27, 2011

Interest cost	$11,746	$12,214	$11,135
Expected return on plan assets	(13,617)	(11,718)	(9,326)
Amortization of prior service cost	—	—	—
Recognized net actuarial losses	14,721	9,795	9,405

Net periodic benefit expense	$12,850	$10,291	$11,214

The actuarial assumptions used in determining the projected benefit obligation include the following:

	Year Ended
	August 31, 2013	August 25, 2012	August 27, 2011

Weighted average discount rate	5.19%	3.90%	5.13%
Expected long-term rate of return on plan assets	7.50%	7.50%	8.00%

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

The Company makes annual contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The Company contributed $16.9 million to the plans in fiscal 2013, $15.4 million to the plans in fiscal 2012 and $34.1 million to the plans in fiscal 2011. The Company expects to contribute approximately $4 million to the plans in fiscal 2014; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

Based on current assumptions about future events, benefit payments are expected to be paid as follows for each of the following fiscal years. Actual benefit payments may vary significantly from the following estimates:

(in thousands)	Benefit Payments

2014	$9,125
2015	9,205
2016	9,912
2017	10,604
2018	11,193
2019 – 2023	65,396

The Company has a 401(k) plan that covers all domestic employees who meet the plan’s participation requirements. The plan features include Company matching contributions, immediate 100% vesting of Company contributions and a savings option up to 25% of qualified earnings. The Company makes matching contributions, per pay period, up to a specified percentage of employees’ contributions as approved by the Board. The Company made matching contributions to employee accounts in connection with the 401(k) plan of $14.1 million in fiscal 2013, $14.4 million in fiscal 2012 and $13.3 million in fiscal 2011.

Note M – Acquisition

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

During the fourth quarter of fiscal 2013, the Company determined AutoAnything is not likely to achieve the operating income targets necessary to earn the contingent consideration. Therefore, the contingent consideration was adjusted to reflect the fair value at August 31, 2013, of $0.2 million, resulting in a decrease in the contingent consideration liability of $23.3 million during the fourth quarter of fiscal 2013. See “Note E – Fair Value Measurements” for further discussion.

Note N – Goodwill and Intangibles

The changes in the carrying amount of goodwill are as follows:

(in thousands)	Auto Parts Stores	Other	Total

Net balance as of August 26, 2012	$302,645	$—	$302,645
Goodwill added through acquisition (1)	—	83,440	83,440
Goodwill adjustments (2)	—	(18,256)	(18,256)

Net balance as of August 31, 2013	$302,645	$65,184	$367,829

(1)	See Note M for discussion of the acquisition completed during the second quarter of fiscal 2013
(2)	Total accumulated goodwill impairment as of August 31, 2013 is $18.3 million

The Company performed its annual impairment testing in the fourth quarter of fiscal 2013 for the recorded goodwill and indefinite-lived intangible asset related to the acquisition of AutoAnything. Based on an analysis of AutoAnything’s revised planned financial results compared to the initial projections, the Company determined it was more likely than not that the goodwill attributed to AutoAnything was impaired. Accordingly, the Company performed a goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The Company uses the discounted cash flow methodology to determine fair value as it is considered to be the most reliable indicator of the fair values of the business. Because the fair value of the reporting unit was lower than its carrying value, the Company recorded a goodwill impairment charge of $18.3 million during the fourth quarter of fiscal 2013.

The carrying amounts of intangible assets, which all relate to the AutoAnything acquisition, are included in Other long-term assets as follows:

(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Technology	5 years	$9,700	$(1,365)	$—	$8,335
Noncompete agreement	5 years	1,300	(183)	—	1,117
Customer relationships	10 years	19,000	(1,336)	—	17,664
Trade name	Indefinite	28,700	—	(4,100)	24,600

		$58,700	$(2,884)	$(4,100)	$51,716

As part of its annual impairment test, the Company evaluated the AutoAnything trade name for impairment. Based on the Company’s evaluation of the future discounted cash flows of AutoAnything’s trade name as compared to its carrying value, it was determined that AutoAnything’s trade name was impaired. The Company recorded an impairment charge of $4.1 million during the fourth quarter of fiscal 2013 related to the trade name.

Amortization expense of intangible assets for the year ended August 31, 2013, was $2.9 million.

Total future amortization expense for intangible assets that have finite lives, based on the existing intangible assets and their current estimated useful lives as of August 31, 2013, is estimated as follows:

(in thousands)	Total

2014	$4,100
2015	4,100
2016	4,100
2017	4,100
2018	2,553
Thereafter	8,163

$27,116

Note O – Leases

The Company leases some of its retail stores, distribution centers, facilities, land and equipment, including vehicles. Other than vehicle leases, most of the leases are operating leases, which include renewal options made at the Company’s election, options to purchase and provisions for percentage rent based on sales. Rental expense was $246.3 million in fiscal 2013, $229.4 million in fiscal 2012, and $213.8 million in fiscal 2011. Percentage rentals were insignificant.

The Company has a fleet of vehicles used for delivery to its commercial customers and stores and travel for members of field management. The majority of these vehicles are held under capital lease. At August 31, 2013, the Company had capital lease assets of $107.5 million, net of accumulated amortization of $44.8 million, and capital lease obligations of $106.2 million, of which $32.2 million is classified as Accrued expenses and other as it represents the current portion of these obligations. At August 25, 2012, the Company had capital lease assets of $104.2 million, net of accumulated amortization of $36.4 million, and capital lease obligations of $102.3 million, of which $29.8 million was classified as Accrued expenses and other.

The Company records rent for all operating leases on a straight-line basis over the lease term, including any reasonably assured renewal periods and the period of time prior to the lease term that the Company is in possession of the leased space for the purpose of installing leasehold improvements. Differences between recorded rent expense and cash payments are recorded as a liability in Accrued expenses and other and Other long-term liabilities in the accompanying Consolidated Balance Sheets, based on the terms of the lease. The deferred rent approximated $96.5 million on August 31, 2013, and $86.9 million on August 25, 2012.

Future minimum annual rental commitments under non-cancelable operating leases and capital leases were as follows at the end of fiscal 2013:

(in thousands)	Operating Leases	Capital Leases

2014	$228,747	$32,246
2015	220,877	30,943
2016	204,112	24,363
2017	187,312	16,388
2018	170,745	5,283
Thereafter	945,429	—

Total minimum payments required	$1,957,222	109,223

Less: Interest		(3,052)

Present value of minimum capital lease payments		$106,171

In connection with the Company’s December 2001 sale of the TruckPro business, the Company subleased some properties to the purchaser for an initial term of not less than 20 years. The Company’s remaining aggregate rental obligation at August 31, 2013 of $15.6 million is included in the above table, but the obligation is entirely offset by the sublease rental agreement.

Note P – Commitments and Contingencies

Construction commitments, primarily for new stores, totaled approximately $21.0 million at August 31, 2013.

The Company had $145.4 million in outstanding standby letters of credit and $30.7 million in surety bonds as of August 31, 2013, which all have expiration periods of less than one year. A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover reimbursement obligations to our workers’ compensation carriers. There are no additional contingent liabilities associated with these instruments as the underlying liabilities are already reflected in the consolidated balance sheet. The standby letters of credit and surety bonds arrangements have automatic renewal clauses.

Note Q – Litigation

In 2004, the Company acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, the Company voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. The Company has conducted and paid for (at an immaterial cost to the Company) remediation of contamination on the property. The Company is also investigating, and will be addressing, potential vapor intrusion impacts in downgradient residences and businesses. The New Jersey Department of Environmental Protection has asserted, in a Directive and Notice to Insurers dated February 19, 2013 (“Directive”), that the Company is liable for the downgradient impacts under a joint and severable liability theory, and the Company has contested any such assertions due to the existence of other entities/sources of contamination, some of which are named in the Directive, in the area of the property. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, the Company believes it should be eligible to be reimbursed up to 75 percent of qualified remediation costs by the State of New Jersey. The Company has asked the state for clarification that the agreement applies to off-site work, and the state is considering the request. Although the aggregate amount of additional costs that the Company may incur pursuant to the remediation cannot currently be ascertained, the Company does not currently believe that fulfillment of its obligations under the agreement or otherwise will result in costs that are material to its financial condition, results of operations or cash flow.

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

Note R – Segment Reporting

Three of the Company’s operating segments (Domestic Auto Parts, Mexico and Brazil) are aggregated as one reportable segment: Auto Parts Stores. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in Note A.

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 5,201 stores in the United States, Puerto Rico, Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. The following table shows segment results for the following fiscal years:

	Year Ended
(in thousands)	August 31, 2013	August 25, 2012	August 27, 2011

Net Sales:
Auto Parts Stores	$8,858,723	$8,422,559	$7,906,692
Other	288,807	181,304	166,281

Total	$9,147,530	$8,603,863	$8,072,973

Segment Profit:
Auto Parts Stores	$4,568,190	$4,292,474	$3,989,852
Other	172,745	139,562	129,611

Gross profit	4,740,935	4,432,036	4,119,463
Operating, selling, general and administrative expenses	(2,967,837)	(2,803,145)	(2,624,660)
Interest expense, net	(185,415)	(175,905)	(170,557)

Income before income taxes	$1,587,683	$1,452,986	$1,324,246

Segment Assets:
Auto Parts Stores	$6,719,885	$6,214,688	$5,827,285
Other	172,204	50,951	42,317

Total	$6,892,089	$6,265,639	$5,869,602

Capital Expenditures:
Auto Parts Stores	$402,028	$364,361	$316,074
Other	12,423	13,693	5,530

Total	$414,451	$378,054	$321,604

Auto Parts Stores Sales by Product Grouping:
Failure	$4,214,642	$3,793,963	$3,530,497
Maintenance items	3,224,229	3,196,807	3,051,672
Discretionary	1,419,852	1,431,789	1,324,523

Auto Parts Stores net sales	$8,858,723	$8,422,559	$7,906,692

Note S – Quarterly Summary (1)

(Unaudited)

	Twelve Weeks Ended			Seventeen Weeks Ended
(in thousands, except per share data)	November 17, 2012	February 9, 2013	May 4, 2013	August 31, 2013 (2)

Net sales	$1,991,040	$1,855,198	$2,205,878	$3,095,414
Gross profit	1,031,866	961,981	1,142,713	1,604,376
Operating profit	363,276	317,571	456,030	636,220
Income before income taxes	322,172	276,248	413,939	575,324
Net income	203,452	176,247	265,583	371,199
Basic earnings per share	5.52	4.86	7.39	10.59
Diluted earnings per share	5.41	4.78	7.27	10.42

	Twelve Weeks Ended			Sixteen Weeks Ended
(in thousands, except per share data)	November 19, 2011	February 11, 2012	May 5, 2012	August 25, 2012 (2)

Net sales	$1,924,341	$1,804,069	$2,111,866	$2,763,585
Gross profit	983,627	926,215	1,089,799	1,432,394
Operating profit	340,934	300,651	427,250	560,056
Income before income taxes	301,840	261,728	387,507	501,911
Net income	191,125	166,930	248,586	323,733
Basic earnings per share	4.79	4.25	6.43	8.65
Diluted earnings per share	4.68	4.15	6.28	8.46

(1)	The sum of quarterly amounts may not equal the annual amounts reported due to rounding. In addition, the earnings per share amounts are computed independently for each quarter while the full year is based on the annual weighted average shares outstanding.
(2)	The fourth quarter for fiscal 2013 is based on a 17-week period while fiscal 2012 is based on a 16-week period. All other quarters presented are based on a 12-week period.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of August 31, 2013, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective. During our fiscal fourth quarter ended August 31, 2013, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in Part I of this document in the section entitled “Executive Officers of the Registrant,” is incorporated herein by reference in response to this item. Additionally, the information contained in AutoZone, Inc.’s Proxy Statement dated October 28, 2013, in the sections entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.

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

Item 11. Executive Compensation

The information contained in AutoZone, Inc.’s Proxy Statement dated October 28, 2013, in the section entitled “Executive Compensation,” is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in AutoZone, Inc.’s Proxy Statement dated October 28, 2013, in the sections entitled “Security Ownership of Management and Board of Directors” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accounting Fees and Services

The information contained in AutoZone, Inc.’s Proxy Statement dated October 28, 2013, in the section entitled “Proposal 2 – Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

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

(a) Financial Statements

The following financial statements, related notes and reports of independent registered public accounting firm are filed with this Annual Report on Form 10-K in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the fiscal years ended August 31, 2013, August 25, 2012, and August 27, 2011
Consolidated Statements of Comprehensive Income for the fiscal years ended August 31, 2013, August 25, 2012, and August 27, 2011
Consolidated Balance Sheets as of August 31, 2013, and August 25, 2012
Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2013, August 25, 2012, and August 27, 2011
Consolidated Statements of Stockholders’ Deficit for the fiscal years ended August 31, 2013, August 25, 2012, and August 27, 2011
Notes to Consolidated Financial Statements

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

Dated: October 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ WILLIAM C. RHODES, III	Chairman, President and Chief Executive Officer (Principal Executive Officer)	October 28, 2013
William C. Rhodes, III

/s/ WILLIAM T. GILES William T. Giles	Chief Financial Officer and Executive Vice President – Finance, Information Technology and ALLDATA (Principal Financial Officer)	October 28, 2013

/s/ CHARLIE PLEAS, III	Senior Vice President and Controller (Principal Accounting Officer)	October 28, 2013
Charlie Pleas, III

/s/ DOUGLAS H. BROOKS	Director	October 28, 2013
Douglas H. Brooks

/s/ SUE E. GOVE	Director	October 28, 2013
Sue E. Gove

/s/ EARL G. GRAVES, JR.	Director	October 28, 2013
Earl G. Graves, Jr.

/s/ LINDA A. GOODSPEED	Director	October 28, 2013
Linda A. Goodspeed

/s/ ENDERSON GUIMARAES	Director	October 28, 2013
Enderson Guimaraes

/s/ J.R. HYDE, III	Director	October 28, 2013
J.R. Hyde, III

/s/ D. BRYAN JORDAN	Director	October 28, 2013
D. Bryan Jordan

/s/ W. ANDREW MCKENNA	Director	October 28, 2013
W. Andrew McKenna

/s/ GEORGE R. MRKONIC, JR.	Director	October 28, 2013
George R. Mrkonic, Jr.

/s/ LUIS P. NIETO	Director	October 28, 2013
Luis P. Nieto

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K:

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Fifth Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 28, 2011.

4.1	Indenture dated as of August 8, 2003, between AutoZone, Inc. and Bank One Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (No. 333-107828) filed August 11, 2003.

4.2	Terms Agreement dated May 29, 2003, by and among AutoZone, Inc., Citigroup Global Markets Inc. and SunTrust Capital Markets, Inc., as representatives of the several underwriters named therein. Incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K dated May 29, 2003.

4.3	Form of 5.5% Note due 2015. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated November 3, 2003.

4.4	Terms Agreement dated June 8, 2006, by and among AutoZone, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as representatives of the several underwriters named therein. Incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K dated June 13, 2006.

4.5	Form of 6.95% Senior Note due 2016. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated June 13, 2006.

4.6	Officers’ Certificate dated August 4, 2008, pursuant to Section 3.2 of the Indenture dated August 11, 2003, setting forth the terms of the 6.5% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated August 4, 2008.

4.7	Form of 6.5% Senior Note due 2014. Incorporated by reference from the Current Report on Form 8-K dated August 4, 2008.

4.8	Officers’ Certificate dated August 4, 2008, pursuant to Section 3.2 of the Indenture dated August 11, 2003, setting forth the terms of the 7.125% Senior Notes due 2018. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated August 4, 2008.

4.9	Form of 7.125% Senior Note due 2018. Incorporated by reference from the Form 8-K dated August 4, 2008.

4.10	Officers’ Certificate dated July 2, 2009, pursuant to Section 3.2 of the Indenture dated August 11, 2003, setting forth the terms of the 5.75% Notes due 2015. Incorporated by reference to 4.1 to the Current Report on Form 8-K dated July 2, 2009.

4.11	Form of 5.75% Senior Note due 2015. Incorporated by reference from the Form 8-K dated July 2, 2009.

4.12	Officers’ Certificate dated November 15, 2010, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 4.000% Notes due 2020. Incorporated by reference to 4.1 to the Current Report on Form 8-K dated November 15, 2010.

4.13	Form of 4.000% Senior Note due 2020. Incorporated by reference from the Form 8-K dated November 15, 2010.

4.14	Officers’ Certificate dated April 24, 2012, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 3.700% Senior Notes due 2022. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 24, 2012.

4.15	Form of 3.700% Senior Notes due 2022. Incorporated by reference from the Form 8-K dated April 24, 2012.

4.16	Officers’ Certificate dated November 13, 2012, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 2.875% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 13, 2012.

4.17	Form of 2.875% Senior Notes due 2023. Incorporated by reference from the Form 8-K dated November 13, 2012.

4.18	Officers’ Certificate dated April 29, 2013, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 29, 2013.

4.19	Form of 3.125% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated April 29, 2013.

*10.1	Fourth Amended and Restated Director Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.

*10.2	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended August 26, 2000.

*10.3	Third Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended August 30, 2003.

*10.4	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended November 23, 2002.

*10.5	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended November 23, 2002.

*10.6	AutoZone, Inc. 2003 Director Stock Option Plan. Incorporated by reference to Appendix C to the definitive proxy statement dated November 1, 2002, for the Annual Meeting of Stockholders held December 12, 2002.

*10.7	AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Appendix D to the definitive proxy statement dated November 1, 2002, for the Annual Meeting of Stockholders held December 12, 2002.

*10.8	Third Amendment to the AutoZone, Inc. Executive Deferred Compensation Plan incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 12, 2012.

*10.9	AutoZone, Inc. 2006 Stock Option Plan. Incorporated by reference to Appendix A to the definitive proxy statement dated October 25, 2006, for the Annual Meeting of Stockholders held December 13, 2006.

*10.10	Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended August 25, 2007.

*10.11	AutoZone, Inc. Fifth Amended and Restated Executive Stock Purchase Plan. Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K dated October 22, 2012.

*10.12	Amended and Restated AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated January 4, 2008.

*10.13	Amended and Restated AutoZone, Inc. 2003 Director Stock Option Plan. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K dated January 4, 2008.

*10.14	AutoZone, Inc. Enhanced Severance Pay Plan. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated February 15, 2008.

*10.15	Form of non-compete and non-solicitation agreement signed by each of the following executive officers: Mark A. Finestone, William T. Giles, William W. Graves, Ronald B. Griffin, Thomas B. Newbern, Charlie Pleas, III, Larry M. Roesel, Albert Saltiel, and Mike A. Womack; and by AutoZone, Inc., with an effective date of February 14, 2008, for each. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated February 15, 2008.

*10.16	Form of non-compete and non-solicitation agreement approved by AutoZone’s Compensation Committee for execution by non-executive officers. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K dated February 15, 2008.

*10.17	Agreement dated February 14, 2008, between AutoZone, Inc. and William C. Rhodes, III. Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K dated February 15, 2008.

*10.18	Form of non-compete and non-solicitation agreement signed by each of the following officers: Rebecca W. Ballou, Craig Blackwell, Brian L. Campbell, Philip B. Daniele, III, Robert A. Durkin, Bill Edwards, Joseph Espinosa, Preston B. Frazer, Stephany L. Goodnight, David Goudge, James C. Griffith, William R. Hackney, Rodney Halsell, David Klein, Trevor Klein, Jeffery Lagges, Grantland E. McGee, Jr., Mitchell Major, Ann A. Morgan, J. Scott Murphy, Jeffrey H. Nix, Raymond A. Pohlman, Elizabeth Rabun, Juan A. Santiago, Joe L. Sellers, Jr., Brett Shanaman, Jamey Traywick, Doug Wines, Solomon Woldeslassie, Kristen C. Wright, and Larry Yeske; and by AutoZone, Inc. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2008.

*10.19	Second Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and Harry L. Goldsmith dated December 29, 2008. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 30, 2008.

*10.20	Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and Robert D. Olsen dated December 29, 2008. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated December 30, 2008.

*10.21	First Amendment to Amended and Restated Employment Agreement between AutoZone, Inc. and Robert D. Olsen dated September 29, 2009. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 30, 2009.

*10.22	AutoZone, Inc. 2010 Executive Incentive Compensation Plan, incorporated by reference to Exhibit A to the definitive proxy statement dated October 26, 2009, for the Annual Meeting of Stockholders held December 16, 2009.

*10.23	AutoZone, Inc. 2011 Equity Incentive Award Plan, incorporated by reference to Exhibit A to the definitive proxy statement dated October 25, 2010, for the Annual Meeting of Stockholders held December 15, 2010.

*10.24	Form of Stock Option Agreement under the 2006 Stock Option Plan, effective September 2010. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.25	Form of Stock Option Agreement under the 2006 Stock Option Plan for certain executive officers, effective September 2010. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.26	Form of Letter Agreement dated as of December 14, 2010, amending certain Stock Option Agreements of executive officers. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.27	AutoZone, Inc. 2011 Director Compensation Program. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.28	Performance-Based Restricted Stock Units Award Agreement dated December 15, 2010, between AutoZone, Inc. and William C. Rhodes, III, incorporated by reference to Exhibit 10.2 to the Form 8-K dated December 15, 2010.

*10.29	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated March 17, 2011.

*10.30	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for certain executive officers. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated March 17, 2011.

*10.31	First Amended and Restated AutoZone, Inc. Enhanced Severance Pay Plan. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated March 17, 2011.

*10.32	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for officers effective September 27, 2011. Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.33	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for certain executive officers effective September 27, 2011. Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

10.34	Amended and Restated Credit Agreement dated as of September, 13, 2011 among AutoZone, Inc. as Borrower, the several Lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent and Swingline Lender, JPMorgan Chase Bank, N.A. as Syndication Agent, arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC as Joint Lead Arrangers and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, Wells Fargo Securities, LLC and Barclays Capital as Joint Book Runners. Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.35	Sixth Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.36	Second Amended AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 14, 2011.

*10.37	Offer letter dated May 23, 2012, to Mike A. Womack. Incorporated by reference to Exhibit 10.38 of Annual Report on Form 10-K dated October 22, 2012.

*10.38	Offer letter dated April 26, 2012, to Ronald B. Griffin. Incorporated by reference to Exhibit 10.39 of Annual Report on Form 10-K dated October 22, 2012.

*10.39	Amended Non-Compete Agreement between AutoZone, Inc. and Jon A. Bascom dated May 25, 2012. Incorporated by reference to Exhibit 10.39 of Annual Report on Form 10-K dated October 22, 2012.

*10.40	Offer letter dated February 7, 2013, to Albert Saltiel. Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q dated June 12, 2013.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethical Conduct. Incorporated by reference to Exhibit 14.1 of the Annual Report on Form 10-K for the fiscal year ended August 30, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.