Form 10-Q
period 2013-11-23
AUTOZONE INC
filed 2013-12-18
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 23, 2013, or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value – 33,709,183 shares outstanding as of December 13, 2013.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	November 23, 2013	August 31, 2013
Assets
Current assets:
Cash and cash equivalents	$125,852	$142,191
Accounts receivable	173,114	171,638
Merchandise inventories	2,947,556	2,861,014
Other current assets	121,843	101,443
Deferred income taxes	1,870	1,727

Total current assets	3,370,235	3,278,013
Property and equipment:
Property and equipment	5,148,489	5,058,525
Less: Accumulated depreciation and amortization	(2,039,719)	(1,987,164)

	3,108,770	3,071,361
Goodwill	367,829	367,829
Deferred income taxes	5,819	4,069
Other long-term assets	170,770	170,817

	544,418	542,715

	$7,023,423	$6,892,089

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,407,286	$3,307,535
Accrued expenses and other	462,263	467,831
Income taxes payable	95,466	17,129
Deferred income taxes	207,554	202,922
Short-term borrowings	160,256	173,733

Total current liabilities	4,332,825	4,169,150
Long-term debt	4,013,244	4,013,267
Other long-term liabilities	398,574	396,991
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 36,854 shares issued and 33,701 shares outstanding as of November 23, 2013; 36,768 shares issued and 34,293 shares outstanding as of August 31, 2013	369	368
Additional paid-in capital	845,304	814,457
Retained deficit	(1,160,848)	(1,378,936)
Accumulated other comprehensive loss	(112,087)	(120,788)
Treasury stock, at cost	(1,293,958)	(1,002,420)

Total stockholders’ deficit	(1,721,220)	(1,687,319)

	$7,023,423	$6,892,089

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended
(in thousands, except per share data)	November 23, 2013	November 17, 2012
Net sales	$2,093,578	$1,991,040
Cost of sales, including warehouse and delivery expenses	1,007,881	959,174

Gross profit	1,085,697	1,031,866
Operating, selling, general and administrative expenses	701,971	668,590

Operating profit	383,726	363,276
Interest expense, net	42,431	41,104

Income before income taxes	341,295	322,172
Income taxes	123,208	118,720

Net income	$218,087	$203,452

Weighted average shares for basic earnings per share	34,111	36,845
Effect of dilutive stock equivalents	565	741

Adjusted weighted average shares for diluted earnings per share	34,676	37,586

Basic earnings per share	$6.39	$5.52

Diluted earnings per share	$6.29	$5.41

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended
(in thousands)	November 23, 2013	November 17, 2012
Net income	$218,087	$203,452
Other comprehensive income (loss):
Pension liability adjustments, net of taxes (1)	952	1,435
Foreign currency translation adjustments	7,507	(2,059)
Unrealized gain on marketable securities, net of taxes (2)	216	10
Net derivative activities, net of taxes (3)	26	165

Total other comprehensive income (loss)	8,701	(449)

Comprehensive income	$226,788	$203,003

(1)	Pension liability adjustments are presented net of taxes of $636 in fiscal 2014 and $1,898 in fiscal 2013
(2)	Unrealized gains on marketable securities are presented net of taxes of $116 in fiscal 2014 and $5 in fiscal 2013
(3)	Net derivative activities are presented net of taxes of $16 in fiscal 2014 and $103 in fiscal 2013

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twelve Weeks Ended
(in thousands)	November 23, 2013	November 17, 2012
Cash flows from operating activities:
Net income	$218,087	$203,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	55,772	50,700
Amortization of debt origination fees	1,711	1,941
Income tax benefit from exercise of stock options	(6,244)	(23,910)
Deferred income taxes	1,978	(2,455)
Share-based compensation expense	9,252	8,131
Changes in operating assets and liabilities:
Accounts receivable	(1,241)	(12,362)
Merchandise inventories	(83,629)	(74,808)
Accounts payable and accrued expenses	91,253	72,594
Income taxes payable	84,638	86,914
Other, net	(14,234)	8,056

Net cash provided by operating activities	357,343	318,253

Cash flows from investing activities:
Capital expenditures	(82,607)	(80,430)
Purchase of marketable securities	(6,312)	(11,802)
Proceeds from sale of marketable securities	6,044	6,179
Disposal of capital assets and other, net	(695)	462

Net cash used in investing activities	(83,570)	(85,591)

Cash flows from financing activities:
Net (payments) proceeds from commercial paper	(13,500)	39,300
Net payments of short-term borrowings	—	(4,852)
Proceeds from issuance of debt	—	300,000
Repayment of debt	—	(300,000)
Net proceeds from sale of common stock	16,210	39,226
Purchase of treasury stock	(291,538)	(317,332)
Income tax benefit from exercise of stock options	6,244	23,910
Payments of capital lease obligations	(8,203)	(7,474)
Other, net	—	(8,637)

Net cash used in financing activities	(290,787)	(235,859)
Effect of exchange rate changes on cash	675	(32)

Net decrease in cash and cash equivalents	(16,339)	(3,229)
Cash and cash equivalents at beginning of period	142,191	103,093

Cash and cash equivalents at end of period	$125,852	$99,864

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and related notes included in the AutoZone, Inc. (“AutoZone” or the “Company”) Annual Report on Form 10-K for the year ended August 31, 2013.

Operating results for the twelve weeks ended November 23, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2014. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2014 has 16 weeks and for fiscal 2013 had 17 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Recently Adopted Accounting Pronouncements: In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The purpose of ASU 2012-02 is to simplify how an entity tests for impairment of indefinite-lived intangible assets. Entities will assess qualitative factors to determine whether it is more likely than not that a long-lived intangible asset’s fair value is less than its carrying value. In instances where the fair value is determined to be less than the carrying value, entities will perform the two-step quantitative goodwill impairment test. The Company adopted this standard effective September 1, 2013, and it had no material impact on the consolidated financial statements.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The Company adopted this standard effective September 1, 2013, and it had no material impact on the consolidated financial statements.

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

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $9.3 million for the twelve week period ended November 23, 2013, and was $8.1 million for the comparable prior year period.

During the twelve week period ended November 23, 2013, 87,378 shares of stock options were exercised at a weighted average exercise price of $193.24. In the comparable prior year period, 298,983 shares of stock options were exercised at a weighted average exercise price of $131.54.

The Company made stock option grants of 341,785 shares during the twelve week period ended November 23, 2013, and granted options to purchase 349,560 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the twelve week periods ended November 23, 2013, and November 17, 2012, using the Black-Scholes-Merton multiple-option pricing valuation model, was $96.39 and $98.09 per share, respectively, using the following weighted average key assumptions:

	Twelve Weeks Ended
	November 23, 2013	November 17, 2012
Expected price volatility	23%	29%
Risk-free interest rate	1.0%	0.5%
Weighted average expected lives (in years)	5.1	5.2
Forfeiture rate	9%	10%
Dividend yield	0%	0%

See AutoZone’s Annual Report on Form 10-K for the year ended August 31, 2013, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s 2011 Equity Incentive Award Plan and the 2011 Director Compensation Program.

For the twelve week period ended November 23, 2013, no stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 368,580 anti-dilutive shares were excluded from the dilutive earnings per share computation.

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	November 23, 2013
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$16,579	$1,178	$—	$17,757
Other long-term assets	50,656	14,348	—	65,004

	$67,235	$15,526	$—	$82,761

Contingent consideration	$—	$—	$(242)	$(242)

	August 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$16,386	$24	$—	$16,410
Other long-term assets	49,011	16,740	—	65,751

	$65,397	$16,764	$—	$82,161

Contingent consideration	$—	$—	$(242)	$(242)

At November 23, 2013, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheet consisted of short-term marketable securities of $17.8 million, which are included within Other current assets, and long-term marketable securities of $65.0 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable securities, by asset class, are described in “Note D – Marketable Securities.”

The change in the fair value of the contingent consideration liability is summarized as follows:

(in thousands)	Twelve Weeks Ended November 23, 2013
Fair value – beginning of period	$(242)
Change in fair value	—

Fair value – end of period	$(242)

Non-Financial Assets measured at Fair Value on a Non-Recurring Basis

Non-financial assets are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. The assets could include assets acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. During the twelve week periods ended November 23, 2013 and November 17, 2012, the Company did not have any other significant non-financial assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

Financial Instruments not Recognized at Fair Value

The Company has financial instruments, including cash and cash equivalents, accounts receivable, other current assets and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short maturities. A discussion of the carrying values and fair values of the Company’s debt is included in “Note H – Financing.”

Note D – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	November 23, 2013
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$26,546	$240	$(6)	$26,780
Government bonds	22,386	35	(2)	22,419
Mortgage-backed securities	6,767	32	(78)	6,721
Asset-backed securities and other	26,767	74	—	26,841

	$82,466	$381	$(86)	$82,761

	August 31, 2013
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$27,803	$148	$(67)	$27,884
Government bonds	21,372	18	(67)	21,323
Mortgage-backed securities	7,198	24	(138)	7,084
Asset-backed securities and other	25,825	50	(5)	25,870

	$82,198	$240	$(277)	$82,161

The debt securities held at November 23, 2013, had effective maturities ranging from less than one year to approximately three years. The Company did not realize any material gains or losses on its marketable securities during the twelve week period ended November 23, 2013.

The Company holds six securities that are in an unrealized loss position of approximately $86 thousand at November 23, 2013. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.

Subsequent to November 23, 2013, the Company transferred $28 million of its marketable securities to a trust account to be used as collateral by an insurance carrier for future workers compensation related expenditures.

Note E – Derivative Financial Instruments

At November 23, 2013, the Company had $11.7 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week period ended November 23, 2013, the Company reclassified $42 thousand of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $412 thousand of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $182 thousand of net losses from Accumulated other comprehensive loss to Interest expense over the next twelve months.

Note F – Merchandise Inventories

Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method for domestic inventories and the first-in, first-out (“FIFO”) method for Mexico inventories. Included in inventories are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $289.3 million at November 23, 2013, and $283.7 million at August 31, 2013.

Note G – Pension and Savings Plans

The components of net periodic pension expense related to the Company’s pension plans consisted of the following:

	Twelve Weeks Ended
(in thousands)	November 23, 2013	November 17, 2012
Interest cost	$3,016	$2,659
Expected return on plan assets	(3,551)	(3,083)
Amortization of net loss	1,588	3,333

Net periodic pension expense	$1,053	$2,909

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the twelve week period ended November 23, 2013, the Company made contributions to its funded plan in the amount of $0.9 million. The Company expects to contribute approximately $3.4 million to the plan during the remainder of fiscal 2014; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

Note H – Financing

The Company’s long-term debt consisted of the following:

(in thousands)	November 23, 2013	August 31, 2013
6.500% Senior Notes due January 2014, effective interest rate of 6.63%	$500,000	$500,000
5.750% Senior Notes due January 2015, effective interest rate of 5.89%	500,000	500,000
5.500% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.950% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
Commercial paper, weighted average interest rate of 0.28% and 0.29% at November 23, 2013 and August 31, 2013, respectively	623,500	637,000

Total debt	4,173,500	4,187,000
Less: Short-term borrowings	160,256	173,733

Long-term debt	$4,013,244	$4,013,267

As of November 23, 2013, $623.5 million of commercial paper borrowings and $339.7 million of the 6.500% Senior Notes due January 2014 are classified as long-term in the accompanying Consolidated Balance Sheets as the Company has the ability and intent to refinance on a long-term basis through available capacity in its revolving credit facility. As of November 23, 2013, the Company had $963.2 million of availability under its $1.0 billion revolving credit facility, expiring in September 2016, that would allow it to replace these short-term obligations with long-term financing.

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

In September 2011, the Company amended and restated its revolving credit facility, increasing the capacity under the revolving credit facility to $1.0 billion. This credit facility is available to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. The capacity of the credit facility may be increased to $1.250 billion prior to the maturity date at the Company’s election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit and may include up to $175 million in capital leases each fiscal year. Under the revolving credit facility, the Company may borrow funds consisting of Eurodollar loans or base rate loans. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the revolving credit facility, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. The Company also has the option to borrow funds under the terms of a swingline loan subfacility. The revolving credit facility expires in September 2016.

Subsequent to November 23, 2013, the Company amended its revolving credit facility by increasing the capacity to $1.250 billion and extending the maturity date to September 2017. Additionally, the Company has the option to increase the capacity of the credit facility to $1.500 billion prior to the maturity date at the Company’s election and subject to bank credit capacity and approval.

The fair value of the Company’s debt was estimated at $4.252 billion as of November 23, 2013, and $4.259 billion as of August 31, 2013, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $78.8 million at November 23, 2013, and $72.2 million at August 31, 2013.

Note I – Stock Repurchase Program

From January 1, 1998 to November 23, 2013, the Company has repurchased a total of 135.3 million shares at an aggregate cost of $13.2 billion, including 678,143 shares of its common stock at an aggregate cost of $291.5 million during the twelve week period ended November 23, 2013. Considering the cumulative repurchases as of November 23, 2013, the Company had $176.9 million remaining under the Board’s authorization to repurchase its common stock.

Subsequent to November 23, 2013, the Company has repurchased no shares of its common stock. On December 17, 2013, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $13.40 billion to $14.15 billion. Considering the cumulative repurchases and the increase in the authorization subsequent to November 23, 2013, the Company has $926.9 million remaining under the Board’s authorization to repurchase its common stock.

Note J – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at August 31, 2013	$(50,861)	$(62,483)	$(25)		$(7,419)	$(120,788)
Other comprehensive income (loss) before reclassifications	—	7,507	226		—	7,733
Amounts reclassified from Accumulated other comprehensive loss (1)	952 (2)	—	(10	)(4)	26 (5)	968

Balance at November 23, 2013	$(49,909)	$(54,976)	$191		$(7,393)	$(112,087)

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at August 25, 2012	$(93,967)	$(50,267)	$351		$(8,130)	$(152,013)
Other comprehensive income (loss) before reclassifications	—	(2,059)	36		—	(2,023)
Amounts reclassified from Accumulated other comprehensive loss (1)	1,435 (2)	—	(26	)(4)	165 (5)	1,574

Balance at November 17, 2012	$(92,532)	$(52,326)	$361		$(7,965)	$(152,462)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $0.6 million in fiscal 2014 and $1.9 million is fiscal 2013, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized gains on marketable securities, net of taxes of $5 thousand in fiscal 2014 and $14 thousand in fiscal 2013, which is recorded in Operating, selling, general, and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $16 thousand in fiscal 2014 and $103 thousand is fiscal 2013, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Note K – Goodwill and Intangibles

The changes in the carrying amount of goodwill are as follows:

(in thousands)	Auto Parts Stores	Other	Total
Net balance as of August 31, 2013	$302,645	$65,184	$367,829
Goodwill adjustments	—	—	—

Net balance as of November 23, 2013	$302,645	$65,184	$367,829

The carrying amounts of intangible assets are included in Other long-term assets as follows:

(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Technology	5 years	$10,570	$(1,812)	$8,758
Noncompete agreements	5 years	1,300	(243)	1,057
Customer relationships	10 years	19,130	(1,775)	17,355

		$31,000	$(3,830)	$27,170

Non-amortizing intangible asset
Trade name				24,600

Total intangible assets other than goodwill				$51,770

Amortization expense of intangible assets for the twelve week period ended November 23, 2013, was $946 thousand. During the comparable prior year period there was no amortization expense of intangible assets.

Total future amortization expense for intangible assets that have finite lives, based on the existing intangible assets and their current estimated useful lives as of November 23, 2013, is estimated as follows:

(in thousands)	Total
Remainder of fiscal 2014	$3,298
2015	4,287
2016	4,287
2017	4,287
2018	2,740
Thereafter	8,271

$27,170

Note L – Litigation

In 2004, the Company acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, the Company voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. The Company has conducted and paid for (at an immaterial cost to the Company) remediation of contamination on the property. The Company is also investigating, and will be addressing, potential vapor intrusion impacts in downgradient residences and businesses. The New Jersey Department of Environmental Protection has asserted, in a Directive and Notice to Insurers dated February 19, 2013 (“Directive”), that the Company is liable for the downgradient impacts under a joint and severable liability theory, and the Company has contested any such assertions due to the existence of other entities/sources of contamination, some of which are named in the Directive, in the area of the property. On December 13, 2013, the New Jersey Department of Environmental Protection communicated to the Company that it intends to issue an Amended Directive asserting the Company’s liability, and the Company will continue to contest the assertions of liability. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, the Company believes it should be eligible to be reimbursed up to 75 percent of qualified remediation costs by the State of New Jersey. The Company has asked the state for clarification that the agreement applies to off-site work, and the state is considering the request. Although the aggregate amount of additional costs that the Company may incur pursuant to the remediation cannot currently be ascertained, the Company does not currently believe that fulfillment of its obligations under the agreement or otherwise will result in costs that are material to its financial condition, results of operations or cash flow.

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

Note M – Segment Reporting

The Company’s three operating segments (Domestic Auto Parts, Mexico, and Brazil) are aggregated as one reportable segment: Auto Parts Stores. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in Note A in its Annual Report on Form 10-K for the year ended August 31, 2013.

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 5,210 stores in the United States, Puerto Rico, Mexico, and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended
(in thousands)	November 23, 2013	November 17, 2012
Net Sales
Auto Parts Stores	$2,019,570	$1,948,724
Other	74,008	42,316

Total	$2,093,578	$1,991,040

Segment Profit
Auto Parts Stores	$1,044,016	$999,335
Other	41,681	32,531

Gross profit	1,085,697	1,031,866
Operating, selling, general and administrative expenses	(701,971)	(668,590)
Interest expense, net	(42,431)	(41,104)

Income before income taxes	$341,295	$322,172

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of November 23, 2013, the related condensed consolidated statements of income for the twelve week periods ended November 23, 2013 and November 17, 2012, the condensed consolidated statements of comprehensive income for the twelve week periods ended November 23, 2013 and November 17, 2012, and the condensed consolidated statements of cash flows for the twelve week periods ended November 23, 2013 and November 17, 2012. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AutoZone, Inc. as of August 31, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for the year then ended, not presented herein, and, in our report dated October 28, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

December 18, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at November 23, 2013, operated 4,843 stores in the United States, including Puerto Rico, 363 in Mexico and four in Brazil. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At November 23, 2013, in 3,546 of our domestic stores, we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We have commercial programs in select stores in Mexico and Brazil. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and accessories and performance parts through www.autoanything.com, and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve weeks ended November 23, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2014. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2013 had 17 weeks and for fiscal 2014 has 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales were up 5.1% for the quarter, driven by new store growth, an increased number of commercial programs, AutoAnything sales and, to a lesser extent, domestic same store sales growth of 0.9%. Earnings per share increased 16.2% for the quarter.

Over the past several years, various factors have occurred within the economy that affect both our consumer and our industry, including the impact of the recession, continued high unemployment and other challenging economic conditions. Although we have seen a recent increase in new vehicle sales, we believe our consumers’ cash flows continue to be challenged due to these factors. Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will impact us in the future.

We believe other macroeconomic factors have impacted both our consumer and our industry. During the first quarter of fiscal 2014, the price per gallon of unleaded gasoline in the United States began the quarter at $3.62 per gallon and ended the quarter at $3.30 per gallon, a $0.32 decrease. During the comparable prior year period, gas prices decreased similarly by $0.35 per gallon, beginning at $3.78 per gallon and ending at $3.43 per gallon. We continue to believe gas prices remain at overall high levels, thereby impacting discretionary spending for all consumers, and, in particular, our customers. With approximately 11 billion gallons of unleaded gas consumed each month across the U.S., each $1 decrease at the pump contributes approximately $11 billion of additional spending capacity to consumers each month. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

An additional macroeconomic factor facing our customer is the reinstitution of payroll taxes back to historic levels. The reduction in our customers’ take home pay as a result of the recent increase in payroll taxes was effective at the beginning of the 2013 calendar year, and we cannot objectively determine the impact this change has had or will have on our sales.

During the first quarter of fiscal 2014, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 84% of total sales, with failure related categories continuing to be our strongest performers. We have not experienced any fundamental shifts in our category sales mix as compared to previous years.

Our primary response to fluctuations in the demand for the products we sell is to adjust our advertising message, store staffing, and product assortment. Specifically, during fiscal 2013 and 2014, we have closely studied our hub distribution model and store inventory levels and assortment. As a result, we are performing certain strategic tests including adding additional inventory into our hub stores and increasing product availability in our stores. We continue to believe we are well positioned to help our customers save money and meet their needs in a challenging macroeconomic environment.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term, we have seen a close correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. The average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. We believe that annual miles driven will improve to a low single digit growth rate over time and that the number of seven year old or older vehicles will continue to increase; however, we are unable to predict the impact, if any, these indicators will have on future results.

Twelve Weeks Ended November 23, 2013,

Compared with Twelve Weeks Ended November 17, 2012

Net sales for the twelve weeks ended November 23, 2013, increased $102.5 million to $2.094 billion, or 5.1%, over net sales of $1.991 billion for the comparable prior year period. Total auto parts sales increased by 3.6%, primarily driven by net sales of $47.9 million from new stores and, to a lesser extent, domestic same store sales (sales for stores open at least one year) increase of 0.9%.

Gross profit for the twelve weeks ended November 23, 2013, was $1.086 billion, or 51.9% of net sales, compared with $1.032 billion, or 51.8% of net sales, during the comparable prior year period. The improvement in gross margin was attributable to lower acquisition costs that were offset primarily by the inclusion of the recent acquisition of AutoAnything (37 basis points).

Operating, selling, general and administrative expenses for the twelve weeks ended November 23, 2013, were $702.0 million, or 33.5% of net sales, compared with $668.6 million, or 33.6% of net sales, during the comparable prior year period. The decrease in operating expenses, as a percentage of sales, was primarily due to a shift in the timing of advertising expenditures.

Net interest expense for the twelve weeks ended November 23, 2013, was $42.4 million compared with $41.1 million during the comparable prior year period. The increase was primarily due to an increase in debt, partially offset by a decrease in borrowing rates over the comparable prior year period. Average borrowings for the twelve weeks ended November 23, 2013, were $4.138 billion, compared with $3.741 billion for the comparable prior year period. Weighted average borrowing rates were 4.2% for the twelve weeks ended November 23, 2013, and 4.5% for the twelve weeks ended November 17, 2012.

Our effective income tax rate was 36.1% of pretax income for the twelve weeks ended November 23, 2013, and 36.9% for the comparable prior year period.

Net income for the twelve week period ended November 23, 2013, increased by $14.6 million to $218.1 million, and diluted earnings per share increased by 16.2% to $6.29 from $5.41 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.60.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the twelve weeks ended November 23, 2013, our net cash flows from operating activities provided $357.3 million as compared with $318.3 million provided during the comparable prior year period. The increase is primarily due to the increased net income and timing of tax payments.

Our net cash flows from investing activities for the twelve weeks ended November 23, 2013, used $83.6 million as compared with $85.6 million used in the comparable prior year period. Capital expenditures for the twelve weeks ended November 23, 2013, were $82.6 million compared to $80.4 million for the comparable prior year period. The increase is primarily driven by an increase in supply chain spend. Investing cash flows were also impacted by our wholly owned captive insurance company, which purchased $6.3 million and sold $6.0 million in marketable securities during the twelve weeks ended November 23, 2013. During the comparable prior year period, the captive purchased $11.8 million in marketable securities and sold $6.2 million in marketable securities. Capital asset disposals and other used $0.7 million during the twelve week period ended November 23, 2013, and provided $0.5 million in the comparable prior year period. Subsequent to November 23, 2013, we transferred $28 million of our marketable securities held by our wholly owned captive insurance company to a trust account to be used as collateral by an insurance carrier for future workers compensation related expenditures.

Our net cash flows from financing activities for the twelve weeks ended November 23, 2013, used $290.8 million compared to $235.9 million used in the comparable prior year period. During the twelve weeks ended November 23, 2013, we received no proceeds from the issuance of debt; compared to $300 million received in the comparable prior year period. During the twelve weeks ended November 17, 2012, we repaid our $300 million Senior Note due in October 2012 using commercial paper borrowings. There were no repayments of debt in the current period. For the twelve weeks ended November 23, 2013, there were no net proceeds from commercial paper and short-term borrowings, as compared to proceeds from net borrowings of $34.4 million in the comparable prior year period. Stock repurchases were $291.5 million in the current twelve week period as compared with $317.3 million in the comparable prior year period. For the twelve weeks ended November 23, 2013, proceeds from the sale of common stock and exercises of stock options provided $22.5 million, including $6.2 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $63.1 million, including $23.9 million in related tax benefits.

During fiscal 2014, we expect to invest in our business at an increased rate as compared to fiscal 2013. Our investment is expected to be directed primarily to our new-store development program and enhancements to existing stores and infrastructure. The amount of our investments in our new-store program is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States, Mexico, Puerto Rico, or Brazil, or located in urban or rural areas. Our mix of store openings has moved away from build-to-suit leases (lower initial capital investment) to ground leases and land purchases (higher initial capital investment), resulting in increased capital expenditures per store during recent years. We expect this trend to continue during the remainder of the fiscal year ending August 30, 2014.

In addition to the building and land costs, our new-store development program requires working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. Accounts payable, as a percent of gross inventory, was 115.6% compared to 111.8% last year. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate.

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

For the trailing four quarters ended November 23, 2013, our after-tax return on invested capital (“ROIC”) was 32.7% as compared to 33.0% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). ROIC increased primarily due to increased after-tax operating profit. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance.

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

Subsequent to November 23, 2013, we amended our revolving credit facility by increasing the capacity to $1.250 billion and extending the maturity date to September 2017. Additionally, we have the option to increase the capacity of the credit facility to $1.500 billion prior to the maturity date at our election and subject to bank credit capacity and approval.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the revolving credit facility. As of November 23, 2013, we have $100 million in letters of credit outstanding under the letter of credit facility, which expires in June 2016.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $36.6 million in letters of credit outstanding as of November 23, 2013. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of November 23, 2013, $623.5 million of commercial paper borrowings and $339.7 million of the 6.500% Senior Notes due January 2014 are classified as long-term in the Consolidated Balance Sheets as we have the ability and intent to refinance on a long-term basis through available capacity in our revolving credit facility. As of November 23, 2013, we had $963.2 million of availability under our $1.0 billion revolving credit facility, expiring in September 2016, that would allow us to replace these short-term obligations with long-term financing.

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

On November 13, 2012, we issued $300 million in 2.875% Senior Notes due January 2023 under our Shelf Registration. Proceeds from the debt issuance on November 13, 2012, were used to repay a portion of the outstanding commercial paper borrowings, which were used to repay the $300 million in 5.875% Senior Notes due in October 2012, and for general corporate purposes.

The 5.750% Senior Notes issued in July 2009 and the 6.500% and 7.125% Senior Notes issued during August 2008, (collectively, the “Notes”), are subject to an interest rate adjustment if the debt ratings assigned to the Notes are downgraded. The Notes, along with the 3.125% Senior Notes issued in April 2013, the 2.875% Senior Notes issued in November 2012, the 3.700% Senior Notes issued in April 2012 and the 4.000% Senior Notes issued in during November 2010, also contain a provision that repayment of the notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of November 23, 2013, we were in compliance with all covenants and expect to remain in compliance with all covenants.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.5:1 as of November 23, 2013, and was 2.5:1 as of November 17, 2012. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels.

Stock Repurchases

From January 1, 1998 to November 23, 2013, we have repurchased a total of 135.3 million shares at an aggregate cost of $13.2 billion, including 678,143 shares of our common stock at an aggregate cost of $291.5 million during the twelve week period ended November 23, 2013. Considering the cumulative repurchases as of November 23, 2013, the Company had $176.9 million remaining under the Board’s authorization to repurchase its common stock.

Subsequent to November 23, 2013, we have repurchased no shares of common stock. On December 17, 2013, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $13.40 billion to $14.15 billion. Considering the cumulative repurchases and the increase in the authorization subsequent to November 23, 2013, the Company has $926.9 million remaining under the Board’s authorization to repurchase its common stock.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at November 23, 2013, was $140.8 million compared with $145.4 million at August 31, 2013, and our total surety bonds commitment at November 23, 2013, was $26.4 million compared with $30.7 million at August 31, 2013.

Financial Commitments

As of November 23, 2013, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 31, 2013.

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

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital “ROIC”

The following tables calculate the percentages of ROIC for the trailing four quarters ended November 23, 2013 and November 17, 2012.

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 31, 2013 (6)	Twelve Weeks Ended November 17, 2012	Forty-one Weeks Ended August 31, 2013 (6)	Twelve Weeks Ended November 23, 2013	Trailing Four Quarters Ended November 23, 2013 (6)
Net income	$1,016,480	$203,452	$813,028	$218,087	$1,031,115
Adjustments:
Interest expense	185,415	41,104	144,311	42,431	186,742
Rent expense	246,340	54,714	191,626	57,176	248,802
Tax effect (1)	(154,568)	(34,303)	(120,265)	(35,659)	(155,924)

After-tax return	$1,293,667	$264,967	$1,028,700	$282,035	$1,310,735

Average debt (2)					$4,032,420
Average deficit (3)					(1,616,472)
Rent x 6 (4)					1,492,812
Average capital lease obligations (5)					102,911

Pre-tax invested capital					$4,011,671

ROIC					32.7%

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 25, 2012	Twelve Weeks Ended November 19, 2011	Forty Weeks Ended August 25, 2012	Twelve Weeks Ended November 17, 2012	Trailing Four Quarters Ended November 17, 2012
Net income	$930,373	$191,125	$739,248	$203,452	$942,700
Adjustments:
Interest expense	175,905	39,094	136,811	41,104	177,915
Rent expense	229,417	51,303	178,114	54,714	232,828
Tax effect (1)	(145,916)	(32,543)	(113,373)	(34,494)	(147,867)

After-tax return	$1,189,779	$248,979	$940,800	$264,776	$1,205,576

Average debt (2)					$3,599,175
Average deficit (3)					(1,439,769)
Rent x 6 (4)					1,396,968
Average capital lease obligations (5)					98,924

Pre-tax invested capital					$3,655,298

ROIC					33.0%

(1)	The effective tax rate was 35.8% and 36.0% over the trailing four quarters ended November 23, 2013 and November 17, 2012 respectively.
(2)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(3)	Average equity is equal to the average of our stockholders’ deficit measured as of the previous five quarters.
(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(5)	Average capital lease obligations are equal to the average of our capital lease obligations measured as of the previous five quarters. Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Share-Based Expense “EBITDAR.”
(6)	The fiscal year ended August 31, 2013 consisted of 53 weeks resulting in an additional week for the trailing four quarters ended November 23, 2013.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Share-Based Expense

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended November 23, 2013 and November 17, 2012.

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 31, 2013 (2)	Twelve Weeks Ended November 17, 2012	Forty-one Weeks Ended August 31, 2013 (2)	Twelve Weeks Ended November 23, 2013	Trailing Four Quarters Ended November 23, 2013 (2)
Net income	$1,016,480	$203,452	$813,028	$218,087	$1,031,115
Add: Interest expense	185,415	41,104	144,311	42,431	186,742
Income tax expense	571,203	118,720	452,483	123,208	575,691

EBIT	1,773,098	363,276	1,409,822	383,726	1,793,548
Add: Depreciation expense	227,251	50,700	176,551	55,772	232,323
Rent expense	246,340	54,714	191,626	57,176	248,802
Share-based expense	37,307	8,131	29,176	9,252	38,428

EBITDAR	$2,283,996	$476,821	$1,807,175	$505,926	$2,313,101

Debt					$4,173,500
Capital lease obligations					103,163
Add: Rent x 6 (1)					1,492,812

Adjusted debt					$5,769,475

Adjusted debt / EBITDAR					2.5

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 25, 2012	Twelve Weeks Ended November 19, 2011	Forty Weeks Ended August 25, 2012	Twelve Weeks Ended November 17, 2012	Trailing Four Quarters Ended November 17, 2012
Net income	$930,373	$191,125	$739,248	$203,452	$942,700
Add: Interest expense	175,905	39,094	136,811	41,104	177,915
Income tax expense	522,613	110,715	411,898	118,720	530,618

EBIT	1,628,891	340,934	1,287,957	363,276	1,651,233
Add: Depreciation expense	211,831	48,647	163,184	50,700	213,884
Rent expense	229,417	51,303	178,114	54,714	232,828
Share-based expense	33,363	7,562	25,801	8,131	33,932

EBITDAR	$2,103,502	$448,446	$1,655,056	$476,821	$2,131,877

Debt					$3,802,705
Capital lease obligations					101,144
Add: Rent x 6 (1)					1,396,968

Adjusted debt					$5,300,817

Adjusted debt / EBITDAR					2.5

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.
(2)	The fiscal year ended August 31, 2013 consisted of 53 weeks resulting in an additional week for the trailing four quarters ended November 23, 2013.

Recently Adopted Accounting Pronouncements:

Refer to Note A for the discussion of recently adopted accounting pronouncements.

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

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2013. Our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended August 31, 2013.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: credit market conditions; the impact of recessionary conditions; competition; product demand; the ability to hire and retain qualified employees; consumer debt levels; inflation; weather; raw material costs of our suppliers; energy prices; war and the prospect of war, including terrorist activity; construction delays; access to available and feasible financing; and changes in laws or regulations. Certain of these risks are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of our Annual Report on Form 10-K for the year ended August 31, 2013, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

At November 23, 2013, there have been no material changes to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 31, 2013, except as described below.

The fair value of our debt was estimated at $4.252 billion as of November 23, 2013, and $4.259 billion as of August 31, 2013, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value is greater than the carrying value of debt by $78.8 million at November 23, 2013 and $72.2 million at August 31, 2013. We had $623.5 million of variable rate debt outstanding at November 23, 2013, and $637.0 million of variable rate debt outstanding at August 31, 2013. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $6.2 million in fiscal 2014. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $3.550 billion at November 23, 2013 and August 31, 2013. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $150.5 million at November 23, 2013.

Item 4.	Controls and Procedures.

As of November 23, 2013, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 23, 2013. During or subsequent to the quarter ended November 23, 2013, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

During the twelve weeks ended November 23, 2013, we implemented several modules of a new accounting system, including a general ledger, accounts payable and fixed assets module. The internal controls over financial reporting affected by this implementation were evaluated for design and found to be effective. Prior to implementation of the modules, user acceptance testing was performed to ensure the system was functioning as designed. Post-implementation reviews have been and will continue to be conducted by management to ensure that the internal controls surrounding the system implementation processes, key applications and the financial close process are properly designed and are operating effectively. We expect to implement additional modules during the remainder of fiscal 2014 and will apply the same methodology to those implementations.

Item 4T.	Controls and Procedures.

Not applicable.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In 2004, we acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, we voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. We have conducted and paid for (at an immaterial cost to us) remediation of contamination on the property. We are also investigating, and will be addressing, potential vapor intrusion impacts in downgradient residences and businesses. The New Jersey Department of Environmental Protection asserted, in a Directive and Notice to Insurers dated February 19, 2013 (“Directive”), that we are liable for the downgradient impacts under a joint and severable liability theory, and we have contested any such assertions due to the existence of other entities/sources of contamination, some of which are also named in the Directive, in the area of the property. On December 13, 2013, the New Jersey Department of Environmental Protection communicated to us that it intends to issue an Amended Directive asserting our liability, and we will continue to contest the assertions of liability. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, we believe we are eligible to be reimbursed up to 75 percent of qualified remediation costs by the State of New Jersey. We have asked the state for clarification that the agreement applies to off-site work, and the state is considering the request. Although the aggregate amount of additional costs that we may incur pursuant to the remediation cannot currently be ascertained, we do not currently believe that fulfillment of our obligations under the agreement or otherwise will result in costs that are material to our financial condition, results of operations or cash flow.

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

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Shares of common stock repurchased by the Company during the quarter ended November 23, 2013, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
September 1, 2013 to September 28, 2013	—	$—	—	$468,441,939
September 29, 2013 to October 26, 2013	355,150	421.77	355,150	318,649,066
October 27, 2013 to November 23, 2013	322,993	438.85	322,993	176,904,342

Total	678,143	$429.91	678,143	$176,904,342

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended on December 17, 2013, to increase the repurchase authorization to $14.15 billion from $13.40 billion and does not have an expiration date. All of the above repurchases were part of this program.

Subsequent to November 23, 2013, we have repurchased no shares of common stock. Considering the increase in the authorization and cumulative repurchases subsequent to November 23, 2013, the Company has $926.9 million remaining under the Board’s authorization to repurchase its common stock.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Fifth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 28, 2011.

10.1	Master Extension, New Commitment and Amendment Agreement dated as of December 4, 2013 among AutoZone, Inc. as Borrower; Bank of America, N.A. as Administrative Agent and Swingline Lender; JPMorgan Chase Bank, N.A. as Syndication Agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC as Joint Lead Arrangers; Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, Wells Fargo Securities, LLC and Barclay’s Capital as Joint Book Runners; SunTrust Bank, U.S. Bank National Association, Wells Fargo Bank, National Association and Barclay’s Bank PLC as Documentation Agents; and the several lenders party thereto.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

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
Charlie Pleas, III
Senior Vice President, Controller
(Principal Accounting Officer)

Dated: December 18, 2013

EXHIBIT INDEX

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Fifth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 28, 2011.

10.1	Master Extension, New Commitment and Amendment Agreement dated as of December 4, 2013 among AutoZone, Inc. as Borrower; Bank of America, N.A. as Administrative Agent and Swingline Lender; JPMorgan Chase Bank, N.A. as Syndication Agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC as Joint Lead Arrangers; Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, Wells Fargo Securities, LLC and Barclay’s Capital as Joint Book Runners; SunTrust Bank, U.S. Bank National Association, Wells Fargo Bank, National Association and Barclay’s Bank PLC as Documentation Agents; and the several lenders party thereto.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document