Form 10-Q
period 2014-02-15
AUTOZONE INC
filed 2014-03-25
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 15, 2014, or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value – 33,226,051 shares outstanding as of March 20, 2014.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	February 15, 2014	August 31, 2013
Assets
Current assets:
Cash and cash equivalents	$139,755	$142,191
Accounts receivable	191,115	171,638
Merchandise inventories	3,089,245	2,861,014
Other current assets	112,452	101,443
Deferred income taxes	5,931	1,727

Total current assets	3,538,498	3,278,013
Property and equipment:
Property and equipment	5,225,310	5,058,525
Less: Accumulated depreciation and amortization	(2,090,055)	(1,987,164)

	3,135,255	3,071,361
Goodwill	367,829	367,829
Deferred income taxes	15,651	4,069
Other long-term assets	205,659	170,817

	589,139	542,715

	$7,262,892	$6,892,089

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,477,697	$3,307,535
Accrued expenses and other	459,227	467,831
Income taxes payable	104,628	17,129
Deferred income taxes	199,318	202,922
Short-term borrowings	158,440	173,733

Total current liabilities	4,399,310	4,169,150
Long-term debt	4,163,244	4,013,267
Other long-term liabilities	410,600	396,991
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 33,759 shares issued and 33,355 shares outstanding as of February 15, 2014; 36,768 shares issued and 34,293 shares outstanding as of August 31, 2013	338	368
Additional paid-in capital	797,696	814,457
Retained deficit	(2,187,950)	(1,378,936)
Accumulated other comprehensive loss	(120,346)	(120,788)
Treasury stock, at cost	(200,000)	(1,002,420)

Total stockholders’ deficit	(1,710,262)	(1,687,319)

	$7,262,892	$6,892,089

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands, except per share data)	February 15, 2014	February 9, 2013	February 15, 2014	February 9, 2013
Net sales	$1,990,494	$1,855,198	$4,084,072	$3,846,238
Cost of sales, including warehouse and delivery expenses	953,459	893,217	1,961,339	1,852,391

Gross profit	1,037,035	961,981	2,122,733	1,993,847
Operating, selling, general and administrative expenses	699,691	644,410	1,401,663	1,312,999

Operating profit	337,344	317,571	721,070	680,848
Interest expense, net	39,490	41,323	81,921	82,428

Income before income taxes	297,854	276,248	639,149	598,420
Income taxes	105,024	100,001	228,232	218,722

Net income	$192,830	$176,247	$410,917	$379,698

Weighted average shares for basic earnings per share	33,647	36,258	33,879	36,552
Effect of dilutive stock equivalents	614	646	589	694

Weighted average shares for diluted earnings per share	34,261	36,904	34,468	37,246

Basic earnings per share	$5.73	$4.86	$12.13	$10.39

Diluted earnings per share	$5.63	$4.78	$11.92	$10.19

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 15, 2014	February 9, 2013	February 15, 2014	February 9, 2013
Net income	$192,830	$176,247	$410,917	$379,698
Other comprehensive (loss) income:
Pension liability adjustments, net of taxes (1)	955	2,038	1,907	3,473
Foreign currency translation adjustments	(9,196)	15,320	(1,689)	13,261
Unrealized (losses) gains on marketable securities, net of taxes (2)	(45)	(67)	171	(57)
Net derivative activities, net of taxes (3)	27	263	53	428

Total other comprehensive (loss) income	(8,259)	17,554	442	17,105

Comprehensive income	$184,571	$193,801	$411,359	$396,803

(1)	Pension liability adjustments are presented net of taxes of $632 in fiscal 2014 and $1,295 in fiscal 2013 for the twelve weeks ended and $1,268 in fiscal 2014 and $3,193 in fiscal 2013 for the twenty-four weeks ended
(2)	Unrealized (losses) gains on marketable securities are presented net of taxes of $24 in fiscal 2014 and $36 in fiscal 2013 for the twelve weeks ended and $92 in fiscal 2014 and $31 in fiscal 2013 for the twenty-four weeks ended
(3)	Net derivative activities are presented net of taxes of $15 in fiscal 2014 and $155 in fiscal 2013 for the twelve weeks ended and $31 in fiscal 2014 and $258 in fiscal 2013 for the twenty-four weeks ended

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Four Weeks Ended
(in thousands)	February 15, 2014	February 9, 2013
Cash flows from operating activities:
Net income	$410,917	$379,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	114,154	103,044
Amortization of debt origination fees	3,258	3,905
Income tax benefit from exercise of stock options	(11,146)	(33,706)
Deferred income taxes	(20,839)	(12,911)
Share-based compensation expense	20,716	16,616
Changes in operating assets and liabilities:
Accounts receivable	(18,433)	4,369
Merchandise inventories	(228,664)	(123,177)
Accounts payable and accrued expenses	135,094	69,441
Income taxes payable	98,683	85,512
Other, net	4,232	18,052

Net cash provided by operating activities	507,972	510,843

Cash flows from investing activities:
Capital expenditures	(159,961)	(169,613)
Acquisition of business	—	(115,000)
Purchase of intangibles	(11,112)	—
Purchase of marketable securities	(21,091)	(22,288)
Proceeds from sale of marketable securities	19,240	16,212
Disposal of capital assets and other, net	(871)	908

Net cash used in investing activities	(173,795)	(289,781)

Cash flows from financing activities:
Net proceeds from commercial paper	234,684	234,400
Net payments of short-term borrowings	—	(4,883)
Proceeds from issuance of debt	400,000	300,000
Repayment of debt	(500,000)	(300,000)
Net proceeds from sale of common stock	27,601	53,423
Purchase of treasury stock	(491,538)	(502,348)
Income tax benefit from exercise of stock options	11,146	33,706
Payments of capital lease obligations	(16,327)	(14,728)
Other, net	(2,294)	(8,637)

Net cash used in financing activities	(336,728)	(209,067)
Effect of exchange rate changes on cash	115	460

Net (decrease) increase in cash and cash equivalents	(2,436)	12,455
Cash and cash equivalents at beginning of period	142,191	103,093

Cash and cash equivalents at end of period	$139,755	$115,548

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

Operating results for the twelve and twenty-four weeks ended February 15, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2014. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2014 has 16 weeks and for fiscal 2013 had 17 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

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

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $11.5 million for the twelve week period ended February 15, 2014, and was $8.5 million for the comparable prior year period. Share-based compensation expense was $20.7 million for the twenty-four week period ended February 15, 2014, and was $16.6 million for the comparable prior year period.

During the twenty-four week period ended February 15, 2014, 142,816 shares of stock options were exercised at a weighted average exercise price of $192.70. In the comparable prior year period, 413,485 shares of stock options were exercised at a weighted average exercise price of $129.00.

The Company made stock option grants of 347,615 shares during the twenty-four week period ended February 15, 2014, and granted options to purchase 355,560 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the twenty-four week periods ended February 15, 2014, and February 9, 2013, using the Black-Scholes-Merton multiple-option pricing valuation model, was $96.92 and $98.09 per share, respectively, using the following weighted average key assumptions:

	Twenty-Four Weeks Ended
	February 15, 2014	February 9, 2013
Expected price volatility	23%	29%
Risk-free interest rate	1.0%	0.5%
Weighted average expected lives (in years)	5.2	5.2
Forfeiture rate	9%	10%
Dividend yield	0%	0%

See AutoZone’s Annual Report on Form 10-K for the year ended August 31, 2013, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s 2011 Equity Incentive Award Plan and the 2011 Director Compensation Program.

For the twelve week period ended February 15, 2014, no stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 375,980 anti-dilutive shares were excluded from the dilutive earnings per share computation. There were 5,830 anti-dilutive shares excluded from the diluted earnings per share computation for the twenty-four week period ended February 15, 2014, and 375,980 anti-dilutive shares excluded for the comparable prior year period.

During the second quarter of fiscal 2014, the Company adopted the 2014 Director Compensation Program (the “Program”), which states that non-employee directors will receive their compensation in awards of restricted stock units under the 2011 Equity Incentive Award Plan, with an option for a certain portion of a director’s compensation to be paid in cash at the non-employee director’s election. The Program replaces the former 2011 Director Compensation Program. Under the Program, restricted stock units are granted January 1 of each year (the “Grant Date”). The number of restricted stock units is determined by dividing the amount of the annual retainer by the fair market value of the shares of common stock as of the Grant Date. The restricted stock units are fully vested on January 1 of each year and are paid in shares of the Company’s common stock on the earlier to occur of the fifth anniversary of the Grant Date or the date the non-employee director ceases to be a member of the Board (“Separation from Service”). Non-employee directors may elect to defer receipt of the restricted stock units until their Separation from Service. The cash portion of the award, if elected, is paid ratably over the remaining calendar quarters.

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	February 15, 2014
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$18,571	$463	$—	$19,034
Other long-term assets	47,798	17,442	—	65,240

	$66,369	$17,905	$—	$84,274

Contingent consideration	$—	$—	$(242)	$(242)

	August 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$16,386	$24	$—	$16,410
Other long-term assets	49,011	16,740	—	65,751

	$65,397	$16,764	$—	$82,161

Contingent consideration	$—	$—	$(242)	$(242)

At February 15, 2014, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheet consisted of short-term marketable securities of $19.0 million, which are included within Other current assets, and long-term marketable securities of $65.2 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable securities, by asset class, are described in “Note D – Marketable Securities.”

The change in the fair value of the contingent consideration liability is summarized as follows:

(in thousands)	Twelve Weeks Ended February 15, 2014	Twenty-Four Weeks Ended February 15, 2014
Fair value – beginning of period	$(242)	$(242)
Change in fair value	—	—

Fair value – end of period	$(242)	$(242)

Non-Financial Assets measured at Fair Value on a Non-Recurring Basis

Non-financial assets are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. The assets could include assets acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. During the twenty-four week periods ended February 15, 2014 and February 9, 2013, the Company did not have any significant non-financial assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

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

Note D – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	February 15, 2014
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$29,075	$216	$(5)	$29,286
Government bonds	25,514	29	(3)	25,540
Mortgage-backed securities	6,409	28	(101)	6,336
Asset-backed securities and other	23,051	61	—	23,112

	$84,049	$334	$(109)	$84,274

	August 31, 2013
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$27,803	$148	$(67)	$27,884
Government bonds	21,372	18	(67)	21,323
Mortgage-backed securities	7,198	24	(138)	7,084
Asset-backed securities and other	25,825	50	(5)	25,870

	$82,198	$240	$(277)	$82,161

The debt securities held at February 15, 2014, had effective maturities ranging from less than one year to approximately 3 years. The Company did not realize any material gains or losses on its marketable securities during the twenty-four week period ended February 15, 2014.

The Company holds 14 securities that are in an unrealized loss position of approximately $109 thousand at February 15, 2014. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.

During the twelve week period ended February 15, 2014, the Company’s insurance captive transferred $28.2 million of its marketable securities to a trust account to secure its obligations to an insurance company related to future workers compensation and casualty losses. These securities held by the trust account are included above in total marketable securities.

Note E – Derivative Financial Instruments

At February 15, 2014, the Company had $11.7 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twenty-four week period ended February 15, 2014, the Company reclassified $84 thousand of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $831 thousand of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $182 thousand of net losses from Accumulated other comprehensive loss to Interest expense over the next twelve months.

Note F – Merchandise Inventories

Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method for domestic inventories and the first-in, first-out (“FIFO”) method for Mexico inventories. Included in inventories are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $296.2 million at February 15, 2014, and $283.7 million at August 31, 2013.

Note G – Pension and Savings Plans

The components of net periodic pension expense related to the Company’s pension plans consisted of the following:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 15, 2014	February 9, 2013	February 15, 2014	February 9, 2013
Interest cost	$3,016	$2,659	$6,032	$5,318
Expected return on plan assets	(3,550)	(3,083)	(7,100)	(6,166)
Amortization of net loss	1,587	3,333	3,174	6,666

Net periodic pension expense	$1,053	$2,909	$2,106	$5,818

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the twenty-four week period ended February 15, 2014, the Company made contributions to its funded plan in the amount of $1.7 million. The Company expects to contribute approximately $18.4 million to the plan during the remainder of fiscal 2014; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

Note H – Financing

The Company’s long-term debt consisted of the following:

(in thousands)	February 15, 2014	August 31, 2013
6.500% Senior Notes due January 2014, effective interest rate of 6.63%	$—	$500,000
5.750% Senior Notes due January 2015, effective interest rate of 5.89%	500,000	500,000
5.500% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.950% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
1.300% Senior Notes due January 2017, effective interest rate of 1.43%	400,000	—
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
Commercial paper, weighted average interest rate of 0.25% and 0.29% at February 15, 2014 and August 31, 2013, respectively	871,684	637,000

Total debt	4,321,684	4,187,000
Less: Short-term borrowings	158,440	173,733

Long-term debt	$4,163,244	$4,013,267

As of February 15, 2014, $871.7 million of commercial paper borrowings and $341.6 million of the 5.750% Senior Notes due January 2015 are classified as long-term in the accompanying Consolidated Balance Sheets as the Company has the ability and intent to refinance on a long-term basis through available capacity in its revolving credit facility. As of February 15, 2014, the Company had $1.213 billion of availability under its $1.25 billion revolving credit facility, expiring in September 2017, that would allow it to replace these short-term obligations with long-term financing.

On January 14, 2014, the Company issued $400 million in 1.300% Senior Notes due January 2017 under its shelf registration statement filed with the SEC on April 17, 2012 (the “Shelf Registration”). The Shelf Registration allows the Company to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. Proceeds from the debt issuance on January 14, 2014, were used to repay a portion of the $500 million in 6.500% Senior Notes due January 2014. The Company used commercial paper borrowings to repay the remainder of the 6.500% Senior Notes.

On April 29, 2013, the Company issued $500 million in 3.125% Senior Notes due July 2023 under its Shelf Registration. Proceeds from the debt issuance on April 29, 2013, were used to repay a portion of the outstanding commercial paper borrowings, which were used to repay the $200 million in 4.375% Senior Notes due in June 2013, and for general corporate purposes.

On November 13, 2012, the Company issued $300 million in 2.875% Senior Notes due January 2023 under its Shelf Registration. Proceeds from the debt issuance on November 13, 2012, were used to repay a portion of the outstanding commercial paper borrowings, which were used to repay the $300 million in 5.875% Senior Notes due in October 2012, and for general corporate purposes.

In December 2013, the Company amended and restated its revolving credit facility, increasing the capacity under the revolving credit facility to $1.25 billion. This credit facility is available to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. The capacity of the credit facility may be increased to $1.5 billion prior to the maturity date at the Company’s election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit and may include up to $175 million in capital leases each fiscal year. Under the revolving credit facility, the Company may borrow funds consisting of Eurodollar loans or base rate loans. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the revolving credit facility, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. The Company also has the option to borrow funds under the terms of a swingline loan subfacility. The revolving credit facility expires in September 2017.

The fair value of the Company’s debt was estimated at $4.443 billion as of February 15, 2014, and $ 4.259 billion as of August 31, 2013, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $120.9 million at February 15, 2014, and $72.2 million at August 31, 2013.

Note I – Stock Repurchase Program

From January 1, 1998 to February 15, 2014, the Company has repurchased a total of 135.7 million shares at an aggregate cost of $13.423 billion, including 1,082,135 shares of its common stock at an aggregate cost of $491.5 million during twenty-four week period ended February 15, 2014. On December 17, 2013, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $13.4 billion to $14.15 billion. Considering the cumulative repurchases as of February 15, 2014, the Company had $726.9 million remaining under the Board’s authorization to repurchase its common stock. Subsequent to February 15, 2014, the Company has repurchased 252,845 shares of its common stock at an aggregate cost of $136.0 million.

During the twenty-four week period ended February 15, 2014, the Company retired 3.2 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1.220 billion and decreased Additional paid-in capital by $74.0 million. During the comparable prior year period, the Company retired 3.9 million shares of treasury stock, which increased Retained deficit by $1.362 billion and decreased Additional paid-in capital by $75.7 million.

Note J – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss for the twelve week periods ended February 15, 2014 and February 9, 2013, consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at November 23, 2013	$(49,909)	$(54,976)	$191		$(7,393)	$(112,087)
Other comprehensive (loss) income before reclassifications	—	(9,196)	(25)		—	(9,221)
Amounts reclassified from Accumulated other comprehensive loss (1)	955 (2)	—	(20	)(4)	27 (5)	962

Balance at February 15, 2014	$(48,954)	$(64,172)	$146		$(7,366)	$(120,346)

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at November 17, 2012	$(92,532)	$(52,326)	$361		$(7,965)	$(152,462)
Other comprehensive income (loss) before reclassifications	—	15,320	(40)		—	15,280
Amounts reclassified from Accumulated other comprehensive loss (1)	2,038 (2)	—	(27	)(4)	263 (5)	2,274

Balance at February 9, 2013	$(90,494)	$(37,006)	$294		$(7,702)	$(134,908)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $0.6 million for the twelve weeks ended February 15, 2014 and $1.3 million for the twelve weeks ended February 9, 2013, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized (losses) gains on marketable securities, net of taxes of $11 thousand for the twelve weeks ended February 15, 2014 and $14 thousand for the twelve weeks ended February 9, 2013, which is recorded in Operating, selling, general, and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $15 thousand for the twelve weeks ended February 15, 2014 and $155 thousand for the twelve weeks ended February 9, 2013, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Changes in Accumulated other comprehensive loss for the twenty-four week periods ended February 15, 2014 and February 9, 2013, consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at August 31, 2013	$(50,861)	$(62,483)	$(25)		$(7,419)	$(120,788)
Other comprehensive income (loss) before reclassifications	—	(1,689)	194		—	(1,495)
Amounts reclassified from Accumulated other comprehensive loss (1)	1,907 (2)	—	(23	)(4)	53 (5)	1,937

Balance at February 15, 2014	$(48,954)	$(64,172)	$146		$(7,366)	$(120,346)

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at August 25, 2012	$(93,967)	$(50,267)	$351		$(8,130)	$(152,013)
Other comprehensive (loss) income before reclassifications	—	13,261	(7)		—	13,254
Amounts reclassified from Accumulated other comprehensive loss (1)	3,473 (2)	—	(50	)(4)	428 (5)	3,851

Balance at February 9, 2013	$(90,494)	$(37,006)	$294		$(7,702)	$(134,908)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $1.3 million in fiscal 2014 and $3.2 million is fiscal 2013, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized (losses) gains on marketable securities, net of taxes of $13 thousand in fiscal 2014 and $27 thousand in fiscal 2013, which is recorded in Operating, selling, general, and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $31 thousand in fiscal 2014 and $258 thousand is fiscal 2013, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Note K – Goodwill and Intangibles

The changes in the carrying amount of goodwill are as follows:

(in thousands)	Auto Parts Stores	Other	Total
Net balance as of August 31, 2013	$302,645	$65,184	$367,829
Goodwill adjustments	—	—	—

Net balance as of February15, 2014	$302,645	$65,184	$367,829

The Company recorded an increase to intangible assets of $30.2 million during the twenty-four weeks ended February 15, 2014. During fiscal year 2014, the Company purchased the rights to certain customer relationships and technology assets relating to its ALLDATA operations. The carrying amounts of intangible assets are included in Other long-term assets as follows:

(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Technology	3-5 years	$10,570	$(2,327)	$8,243
Noncompete agreements	5 years	1,300	(303)	997
Customer relationships	3-10 years	48,376	(2,707)	45,669

		$60,246	$(5,337)	54,909

Non-amortizing intangible asset:
Trade name				24,600

Total intangible assets other than goodwill				$79,509

Amortization expense of intangible assets for the twelve and twenty-four week period ended February, 15, 2014, was $1.5 million and $2.5 million, respectively. Amortization expense of intangible assets was $0.6 million in the twelve and twenty-four week periods ended February 9, 2013.

Total future amortization expense for intangible assets that have finite lives, based on the existing intangible assets and their current estimated useful lives as of February 15, 2014, is estimated as follows:

(in thousands)	Total
Remainder of fiscal 2014	$4,641
2015	8,618
2016	8,618
2017	8,352
2018	6,725
Thereafter	17,955

$54,909

Note L – Litigation

In 2004, the Company acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, the Company voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. The Company has conducted and paid for (at an immaterial cost to the Company) remediation of contamination on the property. The Company is also investigating, and will be addressing, potential vapor intrusion impacts in downgradient residences and businesses. The New Jersey Department of Environmental Protection has asserted, in a Directive and Notice to Insurers dated February 19, 2013 and again in an Amended Directive and Notice to Insurers dated January 13, 2014 (collectively the “Directives”), that the Company is liable for the downgradient impacts under a joint and severable liability theory. The Company has contested any such assertions due to the existence of other entities/sources of contamination, some of which are named in the Directives, in the area of the property. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, the Company believes it should be eligible to be reimbursed up to 75 percent of qualified remediation costs by the State of New Jersey. The Company has asked the state for clarification that the agreement applies to off-site work, and the state is considering the request. Although the aggregate amount of additional costs that the Company may incur pursuant to the remediation cannot currently be ascertained, the Company does not currently believe that fulfillment of its obligations under the agreement or otherwise will result in costs that are material to its financial condition, results of operations or cash flow.

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

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 5,242 stores in the United States, Puerto Rico, Mexico, and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 15, 2014	February 9, 2013	February 15, 2014	February 9, 2013
Net Sales
Auto Parts Stores	$1,913,591	$1,796,280	$3,933,161	$3,745,003
Other	76,903	58,918	150,911	101,235

Total	$1,990,494	$1,855,198	$4,084,072	$3,846,238

Segment Profit
Auto Parts Stores	$994,971	$924,704	$2,038,986	$1,924,039
Other	42,064	37,277	83,747	69,808

Gross profit	1,037,035	961,981	2,122,733	1,993,847
Operating, selling, general and administrative expenses	(699,691)	(644,410)	(1,401,663)	(1,312,999)
Interest expense, net	(39,490)	(41,323)	(81,921)	(82,428)

Income before income taxes	$297,854	$276,248	$639,149	$598,420

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of February 15, 2014, the related condensed consolidated statements of income for the twelve and twenty-four week periods ended February 15, 2014 and February 9, 2013, the condensed consolidated statements of comprehensive income for the twelve and twenty-four week periods ended February 15, 2014 and February 9, 2013, and the condensed consolidated statements of cash flows for the twenty-four week periods ended February 15, 2014 and February 9, 2013. These financial statements are the responsibility of the Company’s management.

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

March 25, 2014

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at February 15, 2014, operated 4,871 stores in the United States, including Puerto Rico; 367 in Mexico; and four in Brazil. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At February 15, 2014, in 3,595 of our domestic stores, we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We have commercial programs in select stores in Mexico and Brazil as well. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com and www.autoanything.com, and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve and twenty-four weeks ended February 15, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2014. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2013 had 17 weeks and for fiscal 2014 has 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales were up 7.3% for the quarter, driven by domestic same store sales (sales for stores open at least one year) growth of 4.3%, new store growth and increased number of commercial programs and, to a lesser extent, AutoAnything sales. Earnings per share increased 17.8% for the quarter.

Over the past several years, various factors have occurred within the economy that affect both our consumer and our industry, including the impact of the recession, continued high unemployment and other challenging economic conditions. Although new vehicle sales have increased over recent months, we believe our consumers’ cash flows continue to be challenged due to these factors. Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will impact us in the future. We remain focused on refining and expanding our product assortment to ensure that we have the best merchandise at the right price in our stores. Our primary responses to fluctuations in the demand for the products we sell are to adjust our inventory levels, store staffing, and advertising level and messages. We continue to believe we are well positioned to help our customers save money and meet their needs in a challenging macro environment.

During the second quarter of fiscal 2014, the price per gallon of unleaded gasoline in the United States began the quarter at $3.29 per gallon and ended the quarter at $3.38 per gallon, a $0.09 increase. During the comparable prior year period, gas prices increased by $0.18 per gallon, beginning at $3.43 per gallon and ending at $3.61 per gallon. While the price per gallon has decreased over the comparable prior year quarter, gas prices remain at overall high levels. We continue to believe gas prices have an impact on our customers’ abilities to maintain their vehicles, allowing us to communicate through our marketing messages the steps needed to improve their gas mileage. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

During the second quarter of fiscal 2014, colder weather impacted much of the United States. This weather drove increased traffic in our stores, specifically, in our failure related categories. Failure and maintenance related categories represented the largest portion of our sales mix, at approximately 85% of total sales, with failure related categories continuing to be our strongest performers. While we have not experienced any fundamental shifts in our category sales mix as compared to previous years, we did experience a slight increase in mix of sales of the failure related categories. We believe the increase in failure related products is largely due to weather related impacts in various regions of the U.S.

Historically, the two statistics that we believed had the closest correlation to our market growth over the long-term were miles driven and the number of seven year old or older vehicles on the road. While over the long-term, we have seen a close correlation between our net sales and the number of miles driven, we have also seen certain time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. From January 2013 through November 2013, miles driven have increased by 0.6% over last year. The average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. We believe that annual miles driven will improve to a low single digit growth rate over time and that the number of seven year old or older vehicles will continue to increase; however, we are unable to predict the impact, if any, these indicators will have on future results.

Twelve Weeks Ended February 15, 2014,

Compared with Twelve Weeks Ended February 9, 2013

Net sales for the twelve weeks ended February 15, 2014, increased $135.3 million to $1.990 billion, or 7.3%, over net sales of $1.855 billion for the comparable prior year period. Total auto parts sales increased by 6.5%, primarily driven by domestic same store sales increase of 4.3%, net sales of $42.9 million from new stores and increased commercial programs, and, to a lesser extent, AutoAnything sales.

Gross profit for the twelve weeks ended February 15, 2014, was $1.037 billion, or 52.1% of net sales, compared with $962.0 million, or 51.9% of net sales, during the comparable prior year period. The improvement in gross margin was attributable to higher merchandise margins and lower shrink expense, partially offset by the inclusion of the recent acquisition of AutoAnything (20 basis points).

Operating, selling, general and administrative expenses for the twelve weeks ended February 15, 2014, were $699.7 million, or 35.2% of net sales, compared with $644.4 million, or 34.7% of net sales, during the comparable prior year period. The increase in operating expenses, as a percentage of sales was primarily due to the timing of advertising costs (22 basis points).

Net interest expense for the twelve weeks ended February 15, 2014, was $39.5 million compared with $41.3 million during the comparable prior year period. The decrease was primarily due to a decrease in borrowing rates, partially offset by an increase in debt over the comparable prior year period. Average borrowings for the twelve weeks ended February 15, 2014, were $4.275 billion, compared with $3.948 billion for the comparable prior year period. Weighted average borrowing rates were 3.7% for the twelve weeks ended February 15, 2014, and 4.3% for the twelve weeks ended February 9, 2013.

Our effective income tax rate was 35.3% of pretax income for the twelve weeks ended February 15, 2014, and 36.2% for the comparable prior year period.

Net income for the twelve week period ended February 15, 2014, increased by $16.6 million to $192.8 million, and diluted earnings per share increased by 17.8% to $5.63 from $4.78 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.43.

Twenty-Four Weeks Ended February 15, 2014,

Compared with Twenty-Four Weeks Ended February 9, 2013

Net sales for the twenty-four weeks ended February 15, 2014, increased $237.8 million to $4.084 billion, or 6.2%, over net sales of $3.846 billion for the comparable prior year period. Total auto parts sales increased by 5.0%, primarily driven by net sales of $92.0 million from new stores and increased commercial programs, domestic same store sales increase of 2.5%, and, to a lesser extent, AutoAnything sales.

Gross profit for the twenty-four weeks ended February 15, 2014, was $2.123 billion, or 52.0% of net sales, compared with $1.994 billion, or 51.8% of net sales, during the comparable prior year period. The improvement in gross margin was attributable to lower acquisition costs and shrink expense, partially offset by the inclusion of the recent acquisition of AutoAnything (29 basis points).

Operating, selling, general and administrative expenses for the twenty-four weeks ended February 15, 2014, were $1.402 billion, or 34.3% of net sales, compared with $1.313 billion, or 34.1% of net sales, during the comparable prior year period. Operating expenses, as a percentage of sales, increased primarily due to store payroll and higher advertising costs.

Net interest expense for the twenty-four weeks ended February 15, 2014, was $81.9 million compared with $82.4 million during the comparable prior year period. The decrease was primarily due to a decrease in borrowing rates, partially offset by an increase in debt over the comparable prior year period. Average borrowings for the twenty-four weeks ended February 15, 2014, were $4.206 billion, compared with $3.845 billion for the comparable prior year period. Weighted average borrowing rates were 3.9% for the twenty-four weeks ended February 15, 2014, and 4.4% for the twenty-four weeks ended February 9, 2013.

Our effective income tax rate was 35.7% of pretax income for the twenty-four weeks ended February 15, 2014, and 36.5% for the comparable prior year period.

Net income for the twenty-four week period ended February 15, 2014, increased by $31.2 million to $410.9 million, and diluted earnings per share increased by 17.0% to $11.92 from $10.19 in the comparable prior year period. The impact on year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.83.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the twenty-four weeks ended February 15, 2014, our net cash flows from operating activities provided $508.0 million as compared with $510.8 million provided during the comparable prior year period.

Our net cash flows used in investing activities for the twenty-four weeks ended February 15, 2014, was $173.8 million as compared with $289.8 million in the comparable prior year period. Capital expenditures for the twenty-four weeks ended February 15, 2014, were $160.0 million compared to $169.6 million for the comparable prior year period. The decrease is primarily driven by the timing of new store openings. During the twenty-four week period ended February 15, 2014, we opened 41 net new stores. In the comparable prior year period, we opened 64 net new stores. Investing cash flows for the purchase of intangibles were $11.1 million for the twenty-four weeks ended February 15, 2014, as compared with $115.0 million used in the acquisition of AutoAnything in the comparable prior year period. Investing cash flows were also impacted by our wholly owned captive, which purchased $21.1 million and sold $19.2 million in marketable securities during the twenty-four weeks ended February 15, 2014. During the comparable prior year period, the captive purchased $22.3 million in marketable securities and sold $16.2 million in marketable securities. Capital asset disposals and other used $0.9 million during the twenty-four week period ended February 15, 2014, and provided $0.9 million in the comparable prior year period.

Our net cash flows used in financing activities for the twenty-four weeks ended February 15, 2014, was $336.7 million compared to $209.1 million in the comparable prior year period. During the twenty-four weeks ended February 15, 2014, we received $400 million in proceeds from the issuance of debt compared to $300 million in proceeds from the issuance of debt during the comparable prior year period. During the twenty-four weeks ended February 15, 2014, we repaid our $500 million of Senior Notes due in January 2014 using proceeds from the $400 million bond issuance in fiscal 2014 and commercial paper borrowings. During the comparable prior year period we repaid our $300 million Senior Note due in October 2012 using commercial paper borrowings. For the twenty-four weeks ended February 15, 2014, there were $234.7 million net proceeds from commercial paper, as compared to $229.5 million net proceeds from commercial paper and short-term borrowings in the comparable prior year period. Stock repurchases were $491.5 million in the current twenty-four week period as compared with $502.3 million in the comparable prior year period. For the twenty-four weeks ended February 15, 2014, proceeds from the sale of common stock and exercises of stock options provided $38.7 million, including $11.1 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $87.1 million, including $33.7 million in related tax benefits.

During fiscal 2014, we expect to invest in our business at an increased rate as compared to fiscal 2013. Our investment is expected to be directed primarily to our new-store development program, enhancements to existing stores and infrastructure. The amount of our investments in our new-store program is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States, Puerto Rico, Mexico, or Brazil, or located in urban or rural areas. Our mix of store openings has moved away from build-to-suit leases (lower initial capital investment) to ground leases and land purchases (higher initial capital investment), resulting in increased capital expenditures per store during recent years. We expect this trend to continue during the remainder of the fiscal year ending August 30, 2014.

In addition to the building and land costs, our new-store development program requires working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. Accounts payable, as a percent of gross inventory, was 112.6% compared to 110.0% last year. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate.

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

For the trailing four quarters ended February 15, 2014, our after-tax return on invested capital (“ROIC”) was 32.3% as compared to 32.4% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). ROIC increased primarily due to increased after-tax operating profit. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance.

Debt Facilities

In December 2013, we amended and restated our revolving credit facility, increasing the capacity under the revolving credit facility to $1.25 billion. This credit facility is available to primarily support commercial paper borrowings, letters of credit and other short-term, unsecured bank loans. The capacity of the credit facility may be increased to $1.5 billion prior to the maturity date at our election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit, and may include up to $175 million in capital leases each fiscal year. Under the revolving credit facility, we may borrow funds consisting of Eurodollar loans or base rate loans. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as the London InterBank Offered Rate (“LIBOR”) plus the applicable percentage, as defined in the revolving credit facility, depending upon our senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the revolving credit facility. We also have the option to borrow funds under the terms of a swingline loan subfacility. The revolving credit facility expires in September 2017.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the revolving credit facility. As of February 15, 2014, we have $100.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2016.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $36.6 million in letters of credit outstanding as of February 15, 2014. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of February 15, 2014, $871.7 million of commercial paper borrowings and $341.6 million of the 5.750% Senior Notes due January 2015 are classified as long-term in the Consolidated Balance Sheets as we have the ability and intent to refinance on a long-term basis through available capacity in our revolving credit facility. As of February 15, 2014, we had $1.213 billion of availability under our $1.25 billion revolving credit facility, expiring in September 2017 that would allow us to replace these short-term obligations with long-term financing.

On January 14, 2014, we issued $400 million in 1.300% Notes due January 2017 under our shelf registration statement filed with the SEC on April 17, 2012 (the “Shelf Registration”). The Shelf Registration allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. Proceeds from the debt issuance on January 14, 2014, were used to repay a portion of the $500 million in 6.500% Senior Notes due January 2014. We used commercial paper borrowings to repay the remainder of the 6.500% Senior Notes.

On April 29, 2013, the Company issued $500 million in 3.125% Senior Notes due July 2023 under its Shelf Registration. Proceeds from the debt issuance on April 29, 2013, were used to repay a portion of the outstanding commercial paper borrowings, which were used to repay the $200 million in 4.375% Senior Notes due in June 2013, and for general corporate purposes.

On November 13, 2012, the Company issued $300 million in 2.875% Senior Notes due January 2023 under its Shelf Registration. Proceeds from the debt issuance on November 13, 2012, were used to repay a portion of the outstanding commercial paper borrowings, which were used to repay the $300 million in 5.875% Senior Notes due in October 2012, and for general corporate purposes.

The 5.750% Senior Notes issued in July 2009 and the 6.500% and 7.125% Senior Notes issued during August 2008, are subject to an interest rate adjustment if the debt ratings assigned to these notes are downgraded. Further, all senior notes issued since August 2008 contain a provision that repayment of the notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of February 15, 2014, we were in compliance with all covenants and expect to remain in compliance with all covenants.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.5:1 as of February 15, 2014, and was 2.6:1 as of February 9, 2013. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels.

Stock Repurchases

From January 1, 1998 to February 15, 2014, we have repurchased a total of 135.7 million shares at an aggregate cost of $13.423 billion, including 1,082,135 shares of our common stock at an aggregate cost of $491.5 million during the twenty-four week period ended February 15, 2014. On December 17, 2013, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $13.4 billion to $14.15 billion. Considering cumulative repurchases as of February 15, 2014, we have $726.9 million remaining under the Board’s authorization to repurchase our common stock. Subsequent to February 15, 2014, we have repurchased 252,845 shares of our common stock at an aggregate cost of $136.0 million.

During the twenty-four week period ended February 15, 2014, we retired 3.2 million shares of treasury stock which had previously been repurchased under our share repurchase program. The retirement increased Retained deficit by $1.220 billion and decreased Additional paid-in capital by $74.0 million. During the comparable prior year period, we retired 3.9 million shares of treasury stock, which increased Retained deficit by $1.362 billion and decreased Additional paid-in capital by $75.7 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at February 15, 2014, was $140.7 million compared with $145.4 million at August 31, 2013, and our total surety bonds commitment at February 15, 2014, was $26.6 million compared with $30.7 million at August 31, 2013.

Financial Commitments

As of February 15, 2014, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 31, 2013.

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

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital “ROIC”

The following tables calculate the percentages of ROIC for the trailing four quarters ended February 15, 2014 and February 9, 2013.

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 31, 2013 (6)	Twenty-Four Weeks Ended February 9, 2013	Twenty-Nine Weeks Ended August 31, 2013 (6)	Twenty-Four Weeks Ended February 15, 2014	Trailing Four Quarters Ended February 15, 2014 (6)
Net income	$1,016,480	$379,698	$636,782	$410,917	$1,047,699
Adjustments:
Interest expense	185,415	82,428	102,987	81,921	184,908
Rent expense	246,340	109,915	136,425	115,505	251,930
Tax effect (1)	(155,432)	(68,666)	(86,766)	(70,481)	(157,247)

After-tax return	$1,292,803	$503,375	$789,428	$537,862	$1,327,290

Average debt (2)					$4,136,218
Average deficit (3)					(1,640,250)
Rent x 6 (4)					1,511,580
Average capital lease obligations (5)					104,127

Pre-tax invested capital					$4,111,675

ROIC					32.3%

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 25, 2012	Twenty-Four Weeks Ended February 11, 2012	Twenty-Eight Weeks Ended August 25, 2012	Twenty-Four Weeks Ended February 9, 2013	Trailing Four Quarters Ended February 9, 2013
Net income	$930,373	$358,055	$572,318	$379,698	$952,016
Adjustments:
Interest expense	175,905	78,017	97,888	82,428	180,316
Rent expense	229,417	103,721	125,696	109,915	235,611
Tax effect (1)	(145,916)	(65,426)	(80,490)	(69,243)	(149,733)

After-tax return	$1,189,779	$474,367	$715,412	$502,798	$1,218,210

Average debt (2)					$3,727,872
Average deficit (3)					(1,480,371)
Rent x 6 (4)					1,413,666
Average capital lease obligations (5)					101,446

Pre-tax invested capital					$3,762,613

ROIC					32.4%

(1)	The effective tax rate was 35.7% and 36.0% over the trailing four quarters ended February 15, 2014 and February 9, 2013 respectively.
(2)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(3)	Average equity is equal to the average of our stockholders’ deficit measured as of the previous five quarters.
(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(5)	Average capital lease obligations are equal to the average of our capital lease obligations measured as of the previous five quarters.
(6)	The fiscal year ended August 31, 2013 consisted of 53 weeks resulting in an additional week for the trailing four quarters ended February 15, 2014.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Share-Based Expense

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended February 15, 2014 and February 9, 2013.

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 31, 2013 (2)	Twenty-Four Weeks Ended February 9, 2013	Twenty-Nine Weeks Ended August 31, 2013 (2)	Twenty-Four Weeks Ended February 15, 2014	Trailing Four Quarters Ended February 15, 2014 (2)
Net income	$1,016,480	$379,698	$636,782	$410,917	$1,047,699
Add: Interest expense	185,415	82,428	102,987	81,921	184,908
Income tax expense	571,203	218,722	352,481	228,232	580,713

EBIT	1,773,098	680,848	1,092,250	721,070	1,813,320
Add: Depreciation expense	227,251	103,044	124,207	114,154	238,361
Rent expense	246,340	109,915	136,425	115,505	251,930
Share-based expense	37,307	16,616	20,691	20,716	41,407

EBITDAR	$2,283,996	$910,423	$1,373,573	$971,445	$2,345,018

Debt					$4,321,684
Capital lease obligations					107,224
Add: Rent x 6 (1)					1,511,580

Adjusted debt					$5,940,488

Adjusted debt / EBITDAR					2.5

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 25, 2012	Twenty-Four Weeks Ended February 11, 2012	Twenty-Eight Weeks Ended August 25, 2012	Twenty-Four Weeks Ended February 9, 2013	Trailing Four Quarters Ended February 9, 2013
Net income	$930,373	$358,055	$572,318	$379,698	$952,016
Add: Interest expense	175,905	78,017	97,888	82,428	180,316
Income tax expense	522,613	205,513	317,100	218,722	535,822

EBIT	1,628,891	641,585	987,306	680,848	1,668,154
Add: Depreciation expense	211,831	96,170	115,661	103,044	218,705
Rent expense	229,417	103,721	125,696	109,915	235,611
Share-based expense	33,363	15,045	18,318	16,616	34,934

EBITDAR	$2,103,502	$856,521	$1,246,981	$910,423	$2,157,404

Debt					$3,997,806
Capital lease obligations					99,369
Add: Rent x 6 (1)					1,413,666

Adjusted debt					$5,510,841

Adjusted debt / EBITDAR					2.6

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.
(2)	The fiscal year ended August 31, 2013 consisted of 53 weeks resulting in an additional week for the trailing four quarters ended February 15, 2014.

Recently Adopted Accounting Pronouncements:

Refer to Note A of the Notes to Condensed Consolidated Financial Statements for the discussion of recently adopted accounting pronouncements.

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

At February 15, 2014, there have been no material changes to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 31, 2013, except as described below.

The fair value of our debt was estimated at $4.443 billion as of February 15, 2014, and $4.259 billion as of August 31, 2013, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value is greater than the carrying value of debt by $120.9 million at February 15, 2014 and $ 72.2 million at August 31, 2013. We had $871.7 million of variable rate debt outstanding at February 15, 2014, and $637.0 million of variable rate debt outstanding at August 31, 2013. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $8.7 million in fiscal 2014. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $3.450 billion at February 15, 2014 and $3.550 billion at August 31, 2013. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $158.6 million at February 15, 2014.

Item 4.	Controls and Procedures.

As of February 15, 2014, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 15, 2014. During or subsequent to the quarter ended February 15, 2014, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

During the twenty-four weeks ended February 15, 2014, we implemented several modules of a new accounting system, including a general ledger, accounts payable and fixed assets module. The internal controls over financial reporting affected by this implementation were evaluated for design and found to be effective. Prior to implementation of the modules, user acceptance testing was performed to ensure the system was functioning as designed. Post-implementation reviews have been and will continue to be conducted by management to ensure that the internal controls surrounding the system implementation processes, key applications and the financial close process are properly designed and are operating effectively. We expect to implement additional modules during the remainder of fiscal 2014 and will apply the same methodology to those implementations.

Item 4T.	Controls and Procedures.

Not applicable.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In 2004, we acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, we voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. We have conducted and paid for (at an immaterial cost to us) remediation of contamination on the property. We are also investigating, and will be addressing, potential vapor intrusion impacts in downgradient residences and businesses. The New Jersey Department of Environmental Protection has asserted, in a Directive and Notice to Insurers dated February 19, 2013 and again in an Amended Directive and Notice to Insurers dated January 13, 2014 (collectively the “Directives”), that we are liable for the downgradient impacts under a joint and severable liability theory. We have contested any such assertions due to the existence of other entities/sources of contamination, some of which are also named in the Directives, in the area of the property. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, we believe we are eligible to be reimbursed up to 75 percent of qualified remediation costs by the State of New Jersey. We have asked the state for clarification that the agreement applies to off-site work, and the state is considering the request. Although the aggregate amount of additional costs that we may incur pursuant to the remediation cannot currently be ascertained, we do not currently believe that fulfillment of our obligations under the agreement or otherwise will result in costs that are material to our financial condition, results of operations or cash flow.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Shares of common stock repurchased by the Company during the quarter ended February 15, 2014, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
November 24, 2013 to December 21, 2013	—	$—	—	$926,904,342
December 22, 2013 to January 18, 2014	118,112	489.46	118,112	869,093,123
January 19, 2014 to February 15, 2014	285,880	497.37	285,880	726,904,425

Total	403,992	$495.06	403,992	$726,904,425

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended on December 17, 2013, to increase the repurchase authorization to $14.15 billion from $13.4 billion and does not have an expiration date. All of the above repurchases were part of this program. Subsequent to February 15, 2014, we have repurchased 252,845 shares of our common stock at an aggregate cost of $136.0 million.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Fifth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 28, 2011.

4.1	Officer’s Certificate dated January 14, 2014, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 1.300% Senior Notes due 2017. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated January 14, 2014.

4.2	Form of 1.300% Note due 2017. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated January 14, 2014.

10.1	Underwriting Agreement, dated January 7, 2014, among AutoZone, Inc., J.P. Morgan Securities LLC, U.S. Bancorp Investments, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein. Incorporated by reference to the Current Report on Form 8-K dated January 8, 2014.

*10.2	Amended and Restated AutoZone, Inc. AutoZone, Inc. Executive Deferred Compensation Plan dated December 17, 2013.

*10.3	AutoZone, Inc. Director Compensation Program effective January 1, 2014.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.

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
Charlie Pleas, III
Senior Vice President, Controller
(Principal Accounting Officer)

Dated: March 25, 2014

EXHIBIT INDEX

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Fifth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 28, 2011.

4.1	Officer’s Certificate dated January 14, 2014, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 1.300% Senior Notes due 2017. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated January 14, 2014.

4.2	Form of 1.300% Note due 2017. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated January 14, 2014.

10.1	Underwriting Agreement, dated January 7, 2014, among AutoZone, Inc., J.P. Morgan Securities LLC, U.S. Bancorp Investments, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein. Incorporated by reference to the Current Report on Form 8-K dated January 8, 2014.

*10.2	Amended and Restated AutoZone, Inc. AutoZone, Inc. Executive Deferred Compensation Plan dated December 17, 2013.

*10.3	AutoZone, Inc. Director Compensation Program effective January 1, 2014.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.