Form 10-Q
period 2014-05-10
AUTOZONE INC
filed 2014-06-18
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 10, 2014, or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value – 32,600,155 shares outstanding as of June 13, 2014.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	May 10, 2014	August 31, 2013

Assets
Current assets:
Cash and cash equivalents	$145,349	$142,191
Accounts receivable	190,848	171,638
Merchandise inventories	3,133,350	2,861,014
Other current assets	112,047	101,443
Deferred income taxes	6,250	1,727

Total current assets	3,587,844	3,278,013

Property and equipment:
Property and equipment	5,322,299	5,058,525
Less: Accumulated depreciation and amortization	(2,129,010)	(1,987,164)

	3,193,289	3,071,361

Goodwill	367,829	367,829
Deferred income taxes	17,282	4,069
Other long-term assets	205,558	170,817

	590,669	542,715

	$7,371,802	$6,892,089

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,574,921	$3,307,535
Accrued expenses and other	470,719	467,831
Income taxes payable	141,801	17,129
Deferred income taxes	201,355	202,922
Short-term borrowings	215,156	173,733

Total current liabilities	4,603,952	4,169,150

Long-term debt	4,163,244	4,013,267
Other long-term liabilities	412,836	396,991

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 33,811 shares issued and 32,613 shares outstanding as of May 10, 2014; 36,768 shares issued and 34,293 shares outstanding as of August 31, 2013	338	368
Additional paid-in capital	819,902	814,457
Retained deficit	(1,902,793)	(1,378,936)
Accumulated other comprehensive loss	(105,677)	(120,788)
Treasury stock, at cost	(620,000)	(1,002,420)

Total stockholders’ deficit	(1,808,230)	(1,687,319)

	$7,371,802	$6,892,089

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands, except per share data)	May 10, 2014	May 4, 2013	May 10, 2014	May 4, 2013

Net sales	$2,341,545	$2,205,878	$6,425,617	$6,052,116
Cost of sales, including warehouse and delivery expenses	1,124,587	1,063,165	3,085,927	2,915,556

Gross profit	1,216,958	1,142,713	3,339,690	3,136,560
Operating, selling, general and administrative expenses	738,006	686,683	2,139,668	1,999,682

Operating profit	478,952	456,030	1,200,022	1,136,878
Interest expense, net	36,162	42,091	118,083	124,519

Income before income taxes	442,790	413,939	1,081,939	1,012,359
Income taxes	157,633	148,356	385,865	367,078

Net income	$285,157	$265,583	$696,074	$645,281

Weighted average shares for basic earnings per share	33,073	35,922	33,610	36,342
Effect of dilutive stock equivalents	643	607	607	666

Weighted average shares for diluted earnings per share	33,716	36,529	34,217	37,008

Basic earnings per share	$8.62	$7.39	$20.71	$17.76

Diluted earnings per share	$8.46	$7.27	$20.34	$17.44

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands)	May 10, 2014	May 4, 2013	May 10, 2014	May 4, 2013

Net income	$285,157	$265,583	$696,074	$645,281
Other comprehensive income:
Pension liability adjustments, net of taxes (1)	957	2,038	2,864	5,510
Foreign currency translation adjustments	13,700	17,121	12,011	30,382
Unrealized (losses) gains on marketable securities, net of taxes (2)	(13)	12	158	(44)
Net derivative activities, net of taxes (3)	25	255	78	683

Total other comprehensive income	14,669	19,426	15,111	36,531

Comprehensive income	$299,826	$285,009	$711,185	$681,812

(1)	Pension liability adjustments are presented net of taxes of $630 in fiscal 2014 and $1,296 in fiscal 2013 for the twelve weeks ended and $1,898 in fiscal 2014 and $4,489 in fiscal 2013 for the thirty-six weeks ended
(2)	Unrealized (losses) gains on marketable securities are presented net of taxes of $7 in fiscal 2014 and $7 in fiscal 2013 for the twelve weeks ended and $85 in fiscal 2014 and $24 in fiscal 2013 for the thirty-six weeks ended
(3)	Net derivative activities are presented net of taxes of $17 in fiscal 2014 and $150 in fiscal 2013 for the twelve weeks ended and $48 in fiscal 2014 and $408 in fiscal 2013 for the thirty-six weeks ended

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Six Weeks Ended
(in thousands)	May 10, 2014	May 4, 2013

Cash flows from operating activities:
Net income	$696,074	$645,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	172,286	155,932
Amortization of debt origination fees	4,895	5,857
Income tax benefit from exercise of stock options	(18,296)	(53,508)
Deferred income taxes	(21,234)	(16,296)
Share-based compensation expense	28,985	25,632
Changes in operating assets and liabilities:
Accounts receivable	(17,757)	9,151
Merchandise inventories	(267,801)	(155,059)
Accounts payable and accrued expenses	240,156	156,205
Income taxes payable	142,925	99,626
Other, net	10,885	23,043

Net cash provided by operating activities	971,118	895,864

Cash flows from investing activities:
Capital expenditures	(261,724)	(258,855)
Acquisition of business	—	(116,084)
Purchase of intangibles	(11,112)	—
Purchase of marketable securities	(28,616)	(26,808)
Proceeds from sale of marketable securities	25,013	20,290
Disposal of capital assets and other, net	1,471	7,350

Net cash used in investing activities	(274,968)	(374,107)

Cash flows from financing activities:
Net proceeds (payments) of commercial paper	291,400	(262,300)
Net payments of short-term borrowings	—	(4,945)
Proceeds from issuance of debt	400,000	800,000
Repayment of debt	(500,000)	(300,000)
Net proceeds from sale of common stock	34,412	82,817
Purchase of treasury stock	(911,537)	(827,348)
Income tax benefit from exercise of stock options	18,296	53,508
Payments of capital lease obligations	(24,248)	(19,824)
Other, net	(2,294)	(14,720)

Net cash used in financing activities	(693,971)	(492,812)

Effect of exchange rate changes on cash	979	1,647

Net increase in cash and cash equivalents	3,158	30,592
Cash and cash equivalents at beginning of period	142,191	103,093

Cash and cash equivalents at end of period	$145,349	$133,685

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

Operating results for the twelve and thirty-six weeks ended May 10, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2014. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2014 has 16 weeks and for fiscal 2013 had 17 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Recently Adopted Accounting Pronouncements: In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The purpose of ASU 2012-02 is to simplify how an entity tests for impairment of indefinite-lived intangible assets. Entities will assess qualitative factors to determine whether it is more likely than not that a long-lived intangible asset’s fair value is less than its carrying value. In instances where the fair value is determined to be less than the carrying value, entities will perform the two-step quantitative goodwill impairment test. The Company adopted this standard effective September 1, 2013, and it had no material impact on the consolidated financial statements.

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

Recently Issued Accounting Pronouncements: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company does not expect the provision of ASU 2014-09 to have a material impact on its consolidated financial statements. This update will be effective for the Company at the beginning of its fiscal 2018 year.

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

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $8.3 million for the twelve week period ended May 10, 2014, and was $9.0 million for the comparable prior year period. Share-based compensation expense was $29.0 million for the thirty-six week period ended May 10, 2014, and was $25.6 million for the comparable prior year period.

During the thirty-six week period ended May 10, 2014, 194,130 shares of stock options were exercised at a weighted average exercise price of $177.95. In the comparable prior year period, 638,553 shares of stock options were exercised at a weighted average exercise price of $129.50.

The Company made stock option grants of 347,615 shares during the thirty-six week period ended May 10, 2014, and granted options to purchase 364,160 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the thirty-six week periods ended May 10, 2014, and May 4, 2013, using the Black-Scholes-Merton multiple-option pricing valuation model, was $96.92 and $98.58 per share, respectively, using the following weighted average key assumptions:

	Thirty-Six Weeks Ended
	May 10, 2014	May 4, 2013
Expected price volatility	23%	29%
Risk-free interest rate	1.0%	0.5%
Weighted average expected lives (in years)	5.2	5.2
Forfeiture rate	9%	10%
Dividend yield	0%	0%

See AutoZone’s Annual Report on Form 10-K for the year ended August 31, 2013, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s 2011 Equity Incentive Award Plan and the 2011 Director Compensation Program.

For the twelve week period ended May 10, 2014, no stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 8,600 anti-dilutive shares were excluded from the dilutive earnings per share computation. No stock options were excluded from the diluted earnings per share computation for the thirty-six week period ended May 10, 2014, and 29,600 anti-dilutive shares were excluded for the comparable prior year period.

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	May 10, 2014
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$17,678	$39	$—	$17,717
Other long-term assets	50,328	17,962	—	68,290

	$68,006	$18,001	$—	$86,007

	August 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$16,386	$24	$—	$16,410
Other long-term assets	49,011	16,740	—	65,751

	$65,397	$16,764	$—	$82,161

At May 10, 2014, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheet consisted of short-term marketable securities of $17.7 million, which are included within Other current assets, and long-term marketable securities of $68.3 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable securities, by asset class, are described in “Note D – Marketable Securities.”

Non-Financial Assets measured at Fair Value on a Non-Recurring Basis

Non-financial assets are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. The assets could include assets acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. During the thirty-six week periods ended May 10, 2014 and May 4, 2013, the Company did not have any significant non-financial assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

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

Note D – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	May 10, 2014
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$27,164	$176	$(5)	$27,335
Government bonds	26,424	36	(3)	26,457
Mortgage-backed securities	6,113	28	(83)	6,058
Asset-backed securities and other	26,101	56	—	26,157

	$85,802	$296	$(91)	$86,007

	August 31, 2013
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$27,803	$148	$(67)	$27,884
Government bonds	21,372	18	(67)	21,323
Mortgage-backed securities	7,198	24	(138)	7,084
Asset-backed securities and other	25,825	50	(5)	25,870

	$82,198	$240	$(277)	$82,161

The debt securities held at May 10, 2014, had effective maturities ranging from less than one year to approximately 3 years. The Company did not realize any material gains or losses on its marketable securities during the thirty-six week period ended May 10, 2014.

The Company holds 12 securities that are in an unrealized loss position of approximately $91 thousand at May 10, 2014. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.

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

Note E – Derivative Financial Instruments

At May 10, 2014, the Company had $11.7 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week period ended May 10, 2014, the Company reclassified $42 thousand of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $405 thousand from Accumulated other comprehensive loss to Interest expense. During the thirty-six week period ended May 10, 2014, the Company reclassified $126 thousand of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $1.2 million of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $182 thousand of net losses from Accumulated other comprehensive loss to Interest expense over the next twelve months.

Note F – Merchandise Inventories

Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method for domestic inventories and the first-in, first-out (“FIFO”) method for Mexico inventories. Included in inventories are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $307.0 million at May 10, 2014, and $283.7 million at August 31, 2013.

Note G – Pension and Savings Plans

The components of net periodic pension expense related to the Company’s pension plans consisted of the following:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands)	May 10, 2014	May 4, 2013	May 10, 2014	May 4, 2013
Interest cost	$3,016	$2,659	$9,048	$7,977
Expected return on plan assets	(3,550)	(3,083)	(10,650)	(9,249)
Amortization of net loss	1,587	3,333	4,761	9,999

Net periodic pension expense	$1,053	$2,909	$3,159	$8,727

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the thirty-six week period ended May 10, 2014, the Company made contributions to its funded plan in the amount of $2.9 million. The Company expects to contribute approximately $13.8 million to the plan during the remainder of fiscal 2014; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

Note H – Financing

The Company’s long-term debt consisted of the following:

(in thousands)	May 10, 2014	August 31, 2013
6.500% Senior Notes due January 2014, effective interest rate of 6.63%	$—	$500,000
5.750% Senior Notes due January 2015, effective interest rate of 5.89%	500,000	500,000
5.500% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.950% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
1.300% Senior Notes due January 2017, effective interest rate of 1.43%	400,000	—
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
Commercial paper, weighted average interest rate of 0.26% and 0.29% at May 10, 2014 and August 31, 2013, respectively	928,400	637,000

Total debt	4,378,400	4,187,000
Less: Short-term borrowings	215,156	173,733

Long-term debt	$4,163,244	$4,013,267

As of May 10, 2014, $928.4 million of commercial paper borrowings and $284.8 million of the 5.750% Senior Notes due January 2015 are classified as long-term in the accompanying Consolidated Balance Sheets as the Company has the ability and intent to refinance on a long-term basis through available capacity in its revolving credit facility. As of May 10, 2014, the Company had $1.213 billion of availability under its $1.25 billion revolving credit facility, expiring in September 2017, that would allow it to replace these short-term obligations with long-term financing.

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

The fair value of the Company’s debt was estimated at $4.503 billion as of May 10, 2014, and $4.259 billion as of August 31, 2013, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $124.9 million at May 10, 2014, and $72.2 million at August 31, 2013.

Note I – Stock Repurchase Program

From January 1, 1998 to May 10, 2014, the Company has repurchased a total of 136.5 million shares at an aggregate cost of $13.843 billion, including 1,876,659 shares of its common stock at an aggregate cost of $911.5 million during thirty-six week period ended May 10, 2014. On December 17, 2013, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $13.4 billion to $14.15 billion. Considering the cumulative repurchases as of May 10, 2014, the Company had $306.9 million remaining under the Board’s authorization to repurchase its common stock.

On June 17, 2014, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $14.15 billion to $14.9 billion. Subsequent to May 10, 2014, the Company has repurchased 84,400 shares of its common stock at an aggregate cost of $44.4 million. Considering the cumulative repurchases and the increase in authorization subsequent to May 10, 2014, the Company has $1.013 billion remaining under the Board’s authorization to repurchase its common stock.

During the thirty-six week period ended May 10, 2014, the Company retired 3.2 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1.220 billion and decreased Additional paid-in capital by $74.0 million. During the comparable prior year period, the Company retired 3.9 million shares of treasury stock, which increased Retained deficit by $1.362 billion and decreased Additional paid-in capital by $75.7 million.

Note J – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss for the twelve week periods ended May 10, 2014 and May 4, 2013, consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at February 15, 2014	$(48,954)	$(64,172)	$146		$(7,366)	$(120,346)
Other comprehensive (loss) income before reclassifications	—	13,700	23		—	13,723
Amounts reclassified from Accumulated other comprehensive loss (1)	957 (2)	—	(36	)(4)	25 (5)	946

Balance at May 10, 2014	$(47,997)	$(50,472)	$133		$(7,341)	$(105,677)

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at February 9, 2013	$(90,495)	$(37,006)	$295		$(7,702)	$(134,908)
Other comprehensive income (loss) before reclassifications	—	17,121	29		—	17,150
Amounts reclassified from Accumulated other comprehensive loss (1)	2,038 (2)	—	(17	)(4)	255 (5)	2,276

Balance at May 4, 2013	$(88,457)	$(19,885)	$307		$(7,447)	$(115,482)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $630 for the twelve weeks ended May 10, 2014 and $1,296 for the twelve weeks ended May 4, 2013, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized (losses) gains on marketable securities, net of taxes of $19 for the twelve weeks ended May 10, 2014 and $9 for the twelve weeks ended May 4, 2013, which is recorded in Operating, selling, general, and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $17 for the twelve weeks ended May 10, 2014 and $150 for the twelve weeks ended May 4, 2013, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Changes in Accumulated other comprehensive loss for the thirty-six week periods ended May 10, 2014 and May 4, 2013, consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at August 31, 2013	$(50,861)	$(62,483)	$(25)		$(7,419)	$(120,788)
Other comprehensive income (loss) before reclassifications	—	12,011	220		—	12,231
Amounts reclassified from Accumulated other comprehensive loss (1)	2,864 (2)	—	(62	)(4)	78 (5)	2,880

Balance at May 10, 2014	$(47,997)	$(50,472)	$133		$(7,341)	$(105,677)

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at August 25, 2012	$(93,967)	$(50,267)	$351		$(8,130)	$(152,013)
Other comprehensive (loss) income before reclassifications	—	30,382	27		—	30,409
Amounts reclassified from Accumulated other comprehensive loss (1)	5,510 (2)	—	(71	)(4)	683 (5)	6,122

Balance at May 4, 2013	$(88,457)	$(19,885)	$307		$(7,447)	$(115,482)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $1,898 in fiscal 2014 and $4,489 in fiscal 2013, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized (losses) gains on marketable securities, net of taxes of $33 in fiscal 2014 and $38 in fiscal 2013, which is recorded in Operating, selling, general, and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $48 in fiscal 2014 and $408 is fiscal 2013, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Note K – Goodwill and Intangibles

The changes in the carrying amount of goodwill are as follows:

(in thousands)	Auto Parts Stores	Other	Total
Net balance as of August 31, 2013	$302,645	$65,184	$367,829
Goodwill adjustments	—	—	—

Net balance as of May 10, 2014	$302,645	$65,184	$367,829

The Company recorded an increase to intangible assets of $30.2 million during the thirty-six weeks ended May 10, 2014. During fiscal year 2014, the Company purchased the rights to certain customer relationships and technology assets relating to its ALLDATA operations. The carrying amounts of intangible assets are included in Other long-term assets as follows:

(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Technology	3-5 years	$10,570	$(2,841)	$7,729
Noncompete agreements	5 years	1,300	(363)	937
Customer relationships	3-10 years	48,376	(4,121)	44,255

		$60,246	$(7,325)	52,921

Non-amortizing intangible asset:
Trade name				24,600

Total intangible assets other than goodwill				$77,521

Amortization expense of intangible assets for the twelve and thirty-six week period ended May 10, 2014, was $2.0 million and $4.4 million, respectively. Amortization expense of intangible assets for the twelve and thirty-six week period ended May 4, 2013, was $0.9 million and $1.5 million, respectively.

Total future amortization expense for intangible assets that have finite lives, based on the existing intangible assets and their current estimated useful lives as of May 10, 2014, is estimated as follows:

(in thousands)	Total
Remainder of fiscal 2014	$2,652
2015	8,618
2016	8,618
2017	8,353
2018	6,725
Thereafter	17,955

$52,921

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

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 5,279 stores in the United States, Puerto Rico, Mexico, and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands)	May 10, 2014	May 4, 2013	May 10, 2014	May 4, 2013
Net Sales
Auto Parts Stores	$2,258,413	$2,128,109	$6,191,574	$5,873,113
Other	83,132	77,769	234,043	179,003

Total	$2,341,545	$2,205,878	$6,425,617	$6,052,116

Segment Profit
Auto Parts Stores	$1,171,098	$1,100,083	$3,210,084	$3,024,122
Other	45,860	42,630	129,606	112,438

Gross profit	1,216,958	1,142,713	3,339,690	3,136,560
Operating, selling, general and administrative expenses	(738,006)	(686,683)	(2,139,668)	(1,999,682)
Interest expense, net	(36,162)	(42,091)	(118,083)	(124,519)

Income before income taxes	$442,790	$413,939	$1,081,939	$1,012,359

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of May 10, 2014, the related condensed consolidated statements of income for the twelve and thirty-six week periods ended May 10, 2014 and May 4, 2013, the condensed consolidated statements of comprehensive income for the twelve and thirty-six week periods ended May 10, 2014 and May 4, 2013, and the condensed consolidated statements of cash flows for the thirty-six week periods ended May 10, 2014 and May 4, 2013. These financial statements are the responsibility of the Company’s management.

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

June 18, 2014

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at May 10, 2014, operated 4,901 stores in the United States, including Puerto Rico; 374 in Mexico; and 4 in Brazil. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At May 10, 2014, in 3,732 of our domestic stores, we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We have commercial programs in select stores in Mexico and Brazil as well. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com and www.autoanything.com, and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve and thirty-six weeks ended May 10, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2014. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter for fiscal 2013 had 17 weeks and for fiscal 2014 has 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales were up 6.2% for the quarter, driven by domestic same store sales (sales for stores open at least one year) growth of 4.0% and from new store growth and increased number of commercial programs. Earnings per share increased 16.4% for the quarter.

Over the past several years, various factors have occurred within the economy that affect both our consumer and our industry, including continued high unemployment and other challenging economic conditions. Although new vehicle sales have increased over previous years, we believe our consumers’ cash flows continue to be challenged due to these factors. Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will impact us in the future. We remain focused on refining and expanding our product assortment to ensure that we have the best merchandise at the right price in our stores. Our primary responses to fluctuations in the demand for the products we sell are to adjust our inventory levels, store staffing, and advertising level and messages. We continue to believe we are well positioned to help our customers save money and meet their needs in a challenging macro environment.

During the third quarter of fiscal 2014, the price per gallon of unleaded gasoline in the United States began the quarter at $3.38 per gallon and ended the quarter at $3.67 per gallon, a $0.29 increase. During the comparable prior year period, gas prices decreased by $0.07 per gallon, beginning at $3.61 per gallon and ending at $3.54 per gallon. While gas prices remain at these overall high levels, we continue to believe gas prices have an impact on our customers’ abilities to maintain their vehicles, allowing us to communicate through our marketing messages the steps needed to improve their gas mileage. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

During the third quarter of fiscal 2014, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 83% of total sales. While we have not experienced any fundamental shifts in our category sales mix as compared to previous years, we did experience an increase in the mix of sales of the maintenance related categories as compared to the second quarter of fiscal 2014, which we believe was a result of customers deferring maintenance during the harsh winter.

Historically, the two statistics that we believed had the closest correlation to our market growth over the long-term were miles driven and the number of seven year old or older vehicles on the road. While over the long-term, we have seen a close correlation between our net sales and the number of miles driven, we have also seen certain time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. Since the beginning of the fiscal year 2014 and through March 2014, miles driven have increased by 0.5% as compared to the corresponding prior year period. The average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. We believe that annual miles driven will improve to a low single digit growth rate over time and that the number of seven year old or older vehicles will continue to increase; however, we are unable to predict the impact, if any, these indicators will have on future results.

Twelve Weeks Ended May 10, 2014,

Compared with Twelve Weeks Ended May 4, 2013

Net sales for the twelve weeks ended May 10, 2014, increased $135.7 million to $2.342 billion, or 6.2%, over net sales of $2.206 billion for the comparable prior year period. Total auto parts sales increased by 6.1%, primarily driven by domestic same store sales increase of 4.0% and net sales of $39.4 million, comprised of sales from new stores and increased commercial programs.

Gross profit for the twelve weeks ended May 10, 2014, was $1.217 billion, or 52.0% of net sales, compared with $1.143 billion, or 51.8% of net sales, during the comparable prior year period. The improvement in gross margin was attributable to higher merchandise margins and lower shrink expense, partially offset by higher supply chain costs associated with current year inventory initiatives (25 basis points).

Operating, selling, general and administrative expenses for the twelve weeks ended May 10, 2014, were $738.0 million, or 31.5% of net sales, compared with $686.7 million, or 31.1% of net sales, during the comparable prior year period. The increase in operating expenses, as a percentage of sales, was primarily due to higher store payroll (14 basis points) and annualizing the benefit recorded last year for the net gain on disposal of certain assets (18 basis points).

Net interest expense for the twelve weeks ended May 10, 2014, was $36.2 million compared with $42.1 million during the comparable prior year period. The decrease was primarily due to a decrease in borrowing rates, partially offset by an increase in debt over the comparable prior year period. Average borrowings for the twelve weeks ended May 10, 2014, were $4.319 billion, compared with $3.968 billion for the comparable prior year period. Weighted average borrowing rates were 3.4% for the twelve weeks ended May 10, 2014, and 4.3% for the twelve weeks ended May 4, 2013.

Our effective income tax rate was 35.6% of pretax income for the twelve weeks ended May 10, 2014, and 35.8% for the comparable prior year period.

Net income for the twelve week period ended May 10, 2014, increased by $19.6 million to $285.2 million, and diluted earnings per share increased by 16.4% to $8.46 from $7.27 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.62.

Thirty-Six Weeks Ended May 10, 2014,

Compared with Thirty-Six Weeks Ended May 4, 2013

Net sales for the thirty-six weeks ended May 10, 2014, increased $373.5 million to $6.426 billion, or 6.2%, over net sales of $6.052 billion for the comparable prior year period. Total auto parts sales increased by 5.4%, primarily driven by domestic same store sales increase of 3.1% and net sales of $112.2 million, comprised of sales from new stores and increased commercial programs.

Gross profit for the thirty-six weeks ended May 10, 2014, was $3.340 billion, or 52.0% of net sales, compared with $3.137 billion, or 51.8% of net sales, during the comparable prior year period. The improvement in gross margin was attributable to higher merchandise margins and lower shrink expense, partially offset by the inclusion of the acquisition of AutoAnything (18 basis points).

Operating, selling, general and administrative expenses for the thirty-six weeks ended May 10, 2014, were $2.140 billion, or 33.3% of net sales, compared with $2.000 billion, or 33.0% of net sales, during the comparable prior year period. Operating expenses, as a percentage of sales, increased primarily due to store payroll and annualizing the benefit recorded last year for the net gain on disposal of certain assets.

Net interest expense for the thirty-six weeks ended May 10, 2014, was $118.1 million compared with $124.5 million during the comparable prior year period. The decrease was primarily due to a decrease in borrowing rates, partially offset by an increase in debt over the comparable prior year period. Average borrowings for the thirty-six weeks ended May 10, 2014, were $4.243 billion, compared with $3.886 billion for the comparable prior year period. Weighted average borrowing rates were 3.8% for the thirty-six weeks ended May 10, 2014, and 4.4% for the thirty-six weeks ended May 4, 2013.

Our effective income tax rate was 35.7% of pretax income for the thirty-six weeks ended May 10, 2014, and 36.3% for the comparable prior year period.

Net income for the thirty-six week period ended May 10, 2014, increased by $50.8 million to $696.1 million, and diluted earnings per share increased by 16.6% to $20.34 from $17.44 in the comparable prior year period. The impact on year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $1.15.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the thirty-six weeks ended May 10, 2014, our net cash flows from operating activities provided $971.1 million as compared with $895.9 million provided during the comparable prior year period. The increase is primarily driven by the timing of tax payments and increased net income.

Our net cash flows used in investing activities for the thirty-six weeks ended May 10, 2014, was $275.0 million as compared with $374.1 million in the comparable prior year period. Capital expenditures for the thirty-six weeks ended May 10, 2014, were $261.7 million compared to $258.9 million for the comparable prior year period. During the thirty-six week period ended May 10, 2014, we opened 78 net new stores.

In the comparable prior year period, we opened 103 net new stores. Investing cash flows for the purchase of intangibles were $11.1 million for the thirty-six weeks ended May 10, 2014, as compared with $116.1 million used in the acquisition of AutoAnything in the comparable prior year period. Investing cash flows were also impacted by our wholly owned captive, which purchased $28.6 million and sold $25.0 million in marketable securities during the thirty-six weeks ended May 10, 2014. During the comparable prior year period, the captive purchased $26.8 million in marketable securities and sold $20.3 million in marketable securities. Capital asset disposals and other investing activities provided $1.5 million during the thirty-six week period ended May 10, 2014, and provided $7.4 million in the comparable prior year period.

Our net cash flows used in financing activities for the thirty-six weeks ended May 10, 2014, was $694.0 million compared to $492.8 million in the comparable prior year period. During the thirty-six weeks ended May 10, 2014, we received $400 million in proceeds from the issuance of debt compared to $800 million in proceeds from the issuance of debt during the comparable prior year period. During the thirty-six weeks ended May 10, 2014, we repaid our $500 million of Senior Notes due in January 2014 using proceeds from the $400 million bond issuance in fiscal 2014 and commercial paper borrowings. During the comparable prior year period we repaid our $300 million Senior Note due in October 2012 using commercial paper borrowings. For the thirty-six weeks ended May 10, 2014, there were $291.4 million net proceeds from commercial paper, as compared to $267.2 million net repayments of commercial paper and short-term borrowings in the comparable prior year period. Stock repurchases were $911.5 million in the current thirty-six week period as compared with $827.3 million in the comparable prior year period. For the thirty-six weeks ended May 10, 2014, proceeds from the sale of common stock and exercises of stock options provided $52.7 million, including $18.3 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $136.3 million, including $53.5 million in related tax benefits.

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

In addition to the building and land costs, our new-store development program requires working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. Accounts payable, as a percent of gross inventory, was 114.1% compared to 111.4% last year. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate.

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

For the trailing four quarters ended May 10, 2014, our after-tax return on invested capital (“ROIC”) was 32.4% as compared to 32.3% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). ROIC increased primarily due to increased after-tax operating profit. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance.

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

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the revolving credit facility. As of May 10, 2014, we have $100.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2016.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $36.6 million in letters of credit outstanding as of May 10, 2014. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of May 10, 2014, $928.4 million of commercial paper borrowings and $284.8 million of the 5.750% Senior Notes due January 2015 are classified as long-term in the Consolidated Balance Sheets as we have the ability and intent to refinance on a long-term basis through available capacity in our revolving credit facility. As of May 10, 2014, we had $1.213 billion of availability under our $1.25 billion revolving credit facility, expiring in September 2017 that would allow us to replace these short-term obligations with long-term financing.

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

The 5.750% Senior Notes issued in July 2009 and the 6.500% and 7.125% Senior Notes issued during August 2008, are subject to an interest rate adjustment if the debt ratings assigned to these notes are downgraded. Further, all senior notes issued since August 2008 contain a provision that repayment of the notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of May 10, 2014, we were in compliance with all covenants and expect to remain in compliance with all covenants.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.5:1 as of May 10, 2014, and was 2.5:1 as of May 4, 2013. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels.

Stock Repurchases

From January 1, 1998 to May 10, 2014, we have repurchased a total of 136.5 million shares at an aggregate cost of $13.843 billion, including 1,876,659 shares of our common stock at an aggregate cost of $911.5 million during the thirty-six week period ended May 10, 2014. On December 17, 2013, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $13.4 billion to $14.15 billion. Considering cumulative repurchases as of May 10, 2014, we have $306.9 million remaining under the Board’s authorization to repurchase our common stock.

On June 17, 2014, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $14.15 billion to $14.9 billion. Subsequent to May 10, 2014, the Company has repurchased 84,400 shares of its common stock at an aggregate cost of $44.4 million. Considering the cumulative repurchases and the increase in authorization subsequent to May 10, 2014, the Company has $1.013 billion remaining under the Board’s authorization to repurchase its common stock.

During the thirty-six week period ended May 10, 2014, we retired 3.2 million shares of treasury stock which had previously been repurchased under our share repurchase program. The retirement increased Retained deficit by $1.220 billion and decreased Additional paid-in capital by $74.0 million. During the comparable prior year period, we retired 3.9 million shares of treasury stock, which increased Retained deficit by $1.362 billion and decreased Additional paid-in capital by $75.7 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at May 10, 2014, was $141.0 million compared with $145.4 million at August 31, 2013, and our total surety bonds commitment at May 10, 2014, was $27.4 million compared with $30.7 million at August 31, 2013.

Financial Commitments

As of May 10, 2014, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 31, 2013.

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

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital “ROIC”

The following tables calculate the percentages of ROIC for the trailing four quarters ended May 10, 2014 and May 4, 2013.

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 31, 2013 (6)	Thirty-Six Weeks Ended May 4, 2013	Seventeen Weeks Ended August 31, 2013 (6)	Thirty-six Weeks Ended May 10, 2014	Trailing Four Quarters Ended May 10, 2014 (6)
Net income	$1,016,480	$645,281	$371,199	$696,074	$1,067,273
Adjustments:
Interest expense	185,415	124,519	60,896	118,083	178,979
Rent expense	246,340	166,349	79,991	174,615	254,606
Tax effect (1)	(153,705)	(103,549)	(50,156)	(104,200)	(154,356)

After-tax return	$1,294,530	$832,600	$461,930	$884,572	$1,346,502

Average debt (2)					$4,212,337
Average deficit (3)					(1,691,875)
Rent x 6 (4)					1,527,636
Average capital lease obligations (5)					105,496

Pre-tax invested capital					$4,153,594

ROIC					32.4%

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 25, 2012	Thirty-Six Weeks Ended May 5, 2012	Sixteen Weeks Ended August 25, 2012	Thirty-six Weeks Ended May 4, 2013	Trailing Four Quarters Ended May 4, 2013
Net income	$930,373	$606,641	$323,732	$645,281	$969,013
Adjustments:
Interest expense	175,905	117,760	58,145	124,519	182,664
Rent expense	229,417	158,109	71,308	166,349	237,657
Tax effect (1)	(145,916)	(99,313)	(46,603)	(104,712)	(151,315)

After-tax return	$1,189,779	$783,197	$406,582	$831,437	$1,238,019

Average debt (2)					$3,835,221
Average deficit (3)					(1,527,734)
Rent x 6 (4)					1,425,942
Average capital lease obligations (5)					101,633

Pre-tax invested capital					$3,835,062

ROIC					32.3%

(1)	The effective tax rate was 35.6% and 36.0% over the trailing four quarters ended May 10, 2014 and May 4, 2013 respectively.
(2)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(3)	Average equity is equal to the average of our stockholders’ deficit measured as of the previous five quarters.
(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(5)	Average capital lease obligations are equal to the average of our capital lease obligations measured as of the previous five quarters.
(6)	The fiscal year ended August 31, 2013 consisted of 53 weeks resulting in an additional week for the trailing four quarters ended May 10, 2014.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Share-Based Expense

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended May 10, 2014 and May 4, 2013.

		A	B	A-B=C	D	C+D
(in thousands, except ratio)		Fiscal Year Ended August 31, 2013 (2)	Thirty-Six Weeks Ended May 4, 2013	Seventeen Weeks Ended August 31, 2013 (2)	Thirty-Six Weeks Ended May 10, 2014	Trailing Four Quarters Ended May 10, 2014 (2)
Net income		$1,016,480	$645,281	$371,199	$696,074	$1,067,273
Add:	Interest expense	185,415	124,519	60,896	118,083	178,979
	Income tax expense	571,203	367,078	204,125	385,865	589,990

EBIT		1,773,098	1,136,878	636,220	1,200,022	1,836,242
Add:	Depreciation expense	227,251	155,932	71,319	172,286	243,605
	Rent expense	246,340	166,349	79,991	174,615	254,606
	Share-based expense	37,307	25,632	11,675	28,985	40,660

EBITDAR		$2,283,996	$1,484,791	$799,205	$1,575,908	$2,375,113

Debt						$4,378,400
Capital lease obligations						106,214
Add: Rent x 6 (1)						1,527,636

Adjusted debt						$6,012,250

Adjusted debt / EBITDAR						2.5

		A	B	A-B=C	D	C+D
(in thousands, except ratio)		Fiscal Year Ended August 25, 2012	Thirty-Six Weeks Ended May 5, 2012	Sixteen Weeks Ended August 25, 2012	Thirty-Six Weeks Ended May 4, 2013	Trailing Four Quarters Ended May 4, 2013
Net income		$930,373	$606,641	$323,732	$645,281	$969,013
Add:	Interest expense	175,905	117,760	58,145	124,519	182,664
	Income tax expense	522,613	344,434	178,179	367,078	545,257

EBIT		1,628,891	1,068,835	560,056	1,136,878	1,696,934
Add:	Depreciation expense	211,831	145,177	66,654	155,932	222,586
	Rent expense	229,417	158,109	71,308	166,349	237,657
	Share-based expense	33,363	23,872	9,491	25,632	35,123

EBITDAR		$2,103,502	$1,395,993	$707,509	$1,484,791	$2,192,300

Debt						$4,001,100
Capital lease obligations						104,707
Add: Rent x 6 (1)						1,425,942

Adjusted debt						$5,531,749

Adjusted debt / EBITDAR						2.5

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.
(2)	The fiscal year ended August 31, 2013 consisted of 53 weeks resulting in an additional week for the trailing four quarters ended May 10, 2014.

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

At May 10, 2014, there have been no material changes to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 31, 2013, except as described below.

The fair value of our debt was estimated at $4.503 billion as of May 10, 2014, and $4.259 billion as of August 31, 2013, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value is greater than the carrying value of debt by $124.9 million at May 10, 2014 and $72.2 million at August 31, 2013. We had $928.4 million of variable rate debt outstanding at May 10, 2014, and $637.0 million of variable rate debt outstanding at August 31, 2013. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $9.3 million in fiscal 2014. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $3.450 billion at May 10, 2014 and $3.550 billion at August 31, 2013. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $154.2 million at May 10, 2014.

Item 4.	Controls and Procedures.

As of May 10, 2014, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 10, 2014. During or subsequent to the quarter ended May 10, 2014, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

During the thirty-six weeks ended May 10, 2014, we implemented several modules of a new accounting system, including a general ledger, accounts payable and fixed assets module. The internal controls over financial reporting affected by this implementation were evaluated for design and found to be effective. Prior to implementation of the modules, user acceptance testing was performed to ensure the system was functioning as designed. Post-implementation reviews have been and will continue to be conducted by management to ensure that the internal controls surrounding the system implementation processes, key applications and the financial close process are properly designed and are operating effectively. We expect to implement additional modules during the remainder of fiscal 2014 and will apply the same methodology to those implementations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Shares of common stock repurchased by the Company during the quarter ended May 10, 2014, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
February 16, 2014 to March 15, 2014	95,795	$542.11	95,795	$674,972,944
March 16, 2014 to April 12, 2014	409,272	531.36	409,272	457,502,272
April 13, 2014 to May 10, 2014	289,457	520.28	289,457	306,904,681

Total	794,524	$528.62	794.524	$306,904,681

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended on June 17, 2014, to increase the repurchase authorization to $14.9 billion from $14.15 billion and does not have an expiration date. All of the above repurchases were part of this program.

Subsequent to May 10, 2014, we have repurchased 84,400 shares of our common stock at an aggregate cost of $44.4 million. Considering the increase in the authorization and cumulative repurchases subsequent to May 10, 2014, we have $1.013 billion remaining under the Board’s authorization to repurchase its common stock.

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

Dated: June 18, 2014

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