Form 10-K
period 2014-08-30
AUTOZONE INC
filed 2014-10-27
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 30, 2014, or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $18,167,987,884.

The number of shares of Common Stock outstanding as of October 20, 2014, was 32,040,703.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement to be filed within 120 days of August 30, 2014, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held December 18, 2014, are incorporated by reference into Part III.

Forward-Looking Statements

Certain statements contained in this annual report are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: credit market conditions; the impact of recessionary conditions; competition; product demand; the ability to hire and retain qualified employees; consumer debt levels; inflation; weather; raw material costs of our suppliers; energy prices; war and the prospect of war, including terrorist activity; construction delays; access to available and feasible financing; and changes in laws or regulations. Certain of these risks are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of this Annual Report on Form 10-K for the year ended August 30, 2014, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results.

PART I

Item  1. Business

Introduction

AutoZone, Inc. (“AutoZone,” the “Company,” “we,” “our” or “us”) is the nation’s leading retailer and a leading distributor of automotive replacement parts and accessories in the United States. We began operations in 1979 and at August 30, 2014, operated 4,984 stores in the United States, including Puerto Rico; 402 stores in Mexico; and five stores in Brazil. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 30, 2014, in 3,845 of our domestic stores we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We have commercial programs in select stores in Mexico, as well as in our stores in Brazil. We sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and accessories and performance parts through www.autoanything.com, and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.

At August 30, 2014, our stores were in the following locations:

Store Count
Alabama	104
Alaska	7
Arizona	128
Arkansas	62
California	539
Colorado	72
Connecticut	42
Delaware	13
Florida	262
Georgia	187
Idaho	25
Illinois	229
Indiana	151
Iowa	26
Kansas	43
Kentucky	90
Louisiana	117
Maine	8
Maryland	56
Massachusetts	77
Michigan	175
Minnesota	43
Mississippi	87
Missouri	109
Montana	12
Nebraska	18
Nevada	61
New Hampshire	22
New Jersey	75
New Mexico	62
New York	159
North Carolina	196
North Dakota	1
Ohio	244
Oklahoma	68
Oregon	40
Pennsylvania	151
Puerto Rico	37
Rhode Island	15
South Carolina	86
South Dakota	6
Tennessee	160
Texas	566
Utah	48
Vermont	2
Virginia	111
Washington	80
Washington, DC	5
West Virginia	39
Wisconsin	61
Wyoming	7

Total Domestic	4,984
Mexico	402
Brazil	5

Total	5,391

Marketing and Merchandising Strategy

We are dedicated to providing customers with superior service and trustworthy advice as well as quality automotive parts and products at a great value in conveniently located, well-designed stores. Key elements of this strategy are:

Customer Service

Customer service is the most important element in our marketing and merchandising strategy, which is based upon consumer marketing research. We emphasize that our AutoZoners (employees) should always put customers first by providing prompt, courteous service and trustworthy advice. Our electronic parts catalog assists in the selection of parts as well as identifying any associated warranties that are offered by us or our vendors. We sell automotive hard parts, maintenance items, accessories and non-automotive parts through www.autozone.com for pick-up in store or to be shipped directly to a customer’s home or business. Additionally, we offer smartphone apps that provide customers with store locations, driving directions, operating hours, and product availability.

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

Merchandising

The following tables show some of the types of products that we sell by major category of items:

Failure	Maintenance	Discretionary
A/C Compressors	Antifreeze & Windshield Washer Fluid	Air Fresheners
Batteries & Accessories	Brake Drums, Rotors, Shoes & Pads	Cell Phone Accessories
Belts & Hoses	Chemicals, including Brake & Power	Drinks & Snacks
Carburetors	Steering Fluid, Oil & Fuel Additives	Floor Mats & Seat Covers
Chassis	Oil & Transmission Fluid	Interior and Exterior Accessories
Clutches	Oil, Air, Fuel & Transmission Filters	Mirrors
CV Axles	Oxygen Sensors	Performance Products
Engines	Paint & Accessories	Protectants & Cleaners
Fuel Pumps	Refrigerant & Accessories	Sealants & Adhesives
Fuses	Shock Absorbers & Struts	Steering Wheel Covers
Ignition	Spark Plugs & Wires	Stereos & Radios
Lighting	Windshield Wipers	Tools
Mufflers		Wash & Wax
Radiators
Thermostats
Starters & Alternators
Water Pumps

We believe that the satisfaction of our customers is often impacted by our ability to provide specific automotive products as requested. Each store carries the same basic products, but we tailor our hard parts inventory to the makes and models of the vehicles in each store’s trade area, and our sales floor products are tailored to the local store’s demographics. Our hub stores carry a larger assortment of products that are delivered to local satellite stores. We are constantly updating the products we offer to ensure that our inventory matches the products our customers need or desire.

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

Commercial

Our commercial sales program operates in a highly fragmented market, and we are one of the leading distributors of automotive parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts in the United States, Puerto Rico and Mexico. As a part of the domestic store program, we offer credit and delivery to our customers, as well as online ordering through www.autozonepro.com. Through our hub stores, we offer a greater range of parts and products desired by professional technicians. We have dedicated sales teams focused on independent repair shops as well as national, regional and public sector commercial accounts.

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

Store Personnel and Training

Each store typically employs from 10 to 16 AutoZoners, including a manager and, in some cases, an assistant manager. We provide on-the-job training as well as formal training programs, including an annual national sales meeting, regular store meetings on specific sales and product topics, standardized training manuals and a specialist program that provides training to AutoZoners in several areas of technical expertise from the Company, our vendors and independent certification agencies. All AutoZoners are encouraged to complete tests resulting in certifications by the National Institute for Automotive Service Excellence (“ASE”), which is broadly recognized for training certification in the automotive industry. Training is supplemented with frequent store visits by management.

Store managers, sales representatives, commercial sales managers, and managers at various levels across the organization receive financial incentives through performance-based bonuses. In addition, our growth has provided opportunities for the promotion of qualified AutoZoners. We believe these opportunities are important to attract, motivate and retain high quality AutoZoners.

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

Store Development

The following table reflects our store development during the past five fiscal years:

	Fiscal Year
	2014	2013	2012	2011	2010
Beginning stores	5,201	5,006	4,813	4,627	4,417
New stores	190	197	193	188	213
Closed stores	—	2	—	2	3

Net new stores	190	195	193	186	210

Relocated stores	8	11	10	10	3

Ending stores	5,391	5,201	5,006	4,813	4,627

We believe that expansion opportunities exist in markets that we do not currently serve, as well as in markets where we can achieve a larger presence. We attempt to obtain high visibility sites in high traffic locations and undertake substantial research prior to entering new markets. The most important criteria for opening a new store are the projected future profitability and the ability to achieve our required investment hurdle rate. Key factors in selecting new site and market locations include population, demographics, vehicle profile, customer buying trends, commercial businesses, number and strength of competitors’ stores and the cost of real estate. In reviewing the vehicle profile, we also consider the number of vehicles that are seven years old and older, or “our kind of vehicles”; these vehicles are generally no longer under the original manufacturers’ warranties and require more maintenance and repair than newer vehicles. We generally seek to open new stores within or contiguous to existing market areas and attempt to cluster development in markets in a relatively short period of time. In addition to continuing to lease or develop our own stores, we evaluate and may make strategic acquisitions.

Purchasing and Supply Chain

Merchandise is selected and purchased for all stores through our store support centers located in Memphis, Tennessee, Monterrey, Mexico and Sao Paulo, Brazil. In fiscal 2014, one class of similar products accounted for approximately 10 percent of our total sales, and one vendor supplied more than 10 percent of our purchases. No other class of similar products accounted for 10 percent or more of our total sales, and no other individual vendor provided more than 10 percent of our total purchases. We believe that alternative sources of supply exist, at similar costs, for most types of product sold. Most of our merchandise flows through our distribution centers to our stores by our fleet of tractors and trailers or by third-party trucking firms.

Our hub stores have increased our ability to distribute products on a timely basis to many of our stores and to expand our product assortment. A hub store has a larger assortment of products as well as regular replenishment items that can be delivered to a store in its network within 24 hours. Hub stores are generally replenished from distribution centers multiple times per week.

Competition

The sale of automotive parts, accessories and maintenance items is highly competitive in many areas, including name recognition, product availability, customer service, store location and price. AutoZone competes in the aftermarket auto parts industry, which includes both the retail DIY and commercial do-it-for-me (“DIFM”) auto parts and products markets.

Competitors include national, regional and local auto parts chains, independently owned parts stores, online parts stores, wholesale distributors, jobbers, repair shops, car washes and auto dealers, in addition to discount and mass merchandise stores, department stores, hardware stores, supermarkets, drugstores, convenience stores, home stores, and other online retailers that sell aftermarket vehicle parts and supplies, chemicals, accessories, tools and maintenance parts. AutoZone competes on the basis of customer service, including the trustworthy advice of our AutoZoners; merchandise quality, selection and availability; price; product warranty; store layouts, location and convenience; and the strength of our AutoZone brand name, trademarks and service marks.

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

Employees

As of August 30, 2014, we employed over 76,000 persons, approximately 57 percent of whom were employed full-time. About 92 percent of our AutoZoners were employed in stores or in direct field supervision, approximately 5 percent in distribution centers and approximately 3 percent in store support and other functions. Included in the above numbers are approximately 5,700 persons employed in our Mexico and Brazil operations.

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

William C. Rhodes, III, 49—Chairman, President and Chief Executive Officer, Customer Satisfaction

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

William T. Giles, 55—Chief Financial Officer and Executive Vice President – Finance, Information Technology and ALLDATA, Customer Satisfaction

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

Kristen C. Wright, 38—Senior Vice President – General Counsel & Secretary, Customer Satisfaction

Kristen C. Wright was named Senior Vice President, General Counsel & Secretary effective January 2014. She previously held the title of Vice President – Assistant General Counsel & Assistant Secretary from January 2012 to January 2014. Before joining AutoZone, she was a partner with the law firm of Bass, Berry & Sims PLC.

Mark A. Finestone, 53—Senior Vice President – Merchandising and Store Development, Customer Satisfaction

Mark A. Finestone was elected Senior Vice President – Merchandising during fiscal 2008. Previously, he was Vice President – Merchandising since 2002. Prior to joining AutoZone in 2002, Mr. Finestone worked for May Department Stores for 19 years where he held a variety of leadership roles which included Divisional Vice President, Merchandising.

William W. Graves, 54—Senior Vice President – Supply Chain and International, Customer Satisfaction

William W. Graves was named Senior Vice President – Supply Chain and International during October 2012. Prior thereto, he was Senior Vice President – Supply Chain from fiscal 2006 to October 2012 and Vice President – Supply Chain from fiscal 2000 to fiscal 2006. From 1992 to 2000, Mr. Graves served in various capacities with the Company.

Ronald B. Griffin, 60—Senior Vice President and Chief Information Officer, Customer Satisfaction

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

Albert Saltiel, 50—Senior Vice President – Marketing, Customer Satisfaction

Albert “Al” Saltiel was elected Senior Vice President – Marketing during April 2013. Prior to that, he was Chief Marketing Officer and a key member of the leadership team at Navistar International Corporation. Mr. Saltiel has also been with Sony Electronics as General Manager, Marketing, and Ford Motor Company where he held multiple marketing roles.

Thomas B. Newbern, 52—Senior Vice President – Store Operations and Loss Prevention, Customer Satisfaction

Thomas B. Newbern was elected Senior Vice President – Store Operation and Store Development during October 2012. Previously, Mr. Newbern held the titles Senior Vice President – Store Operations from fiscal 2007 to October 2012 and Vice President – Store Operations from fiscal 1998 to fiscal 2007. Previously, he has held several key management positions with the Company.

Charlie Pleas, III, 49—Senior Vice President and Controller, Customer Satisfaction

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

Larry M. Roesel, 57—Senior Vice President – Commercial, Customer Satisfaction

Larry M. Roesel was elected Senior Vice President – Commercial during fiscal 2007. Mr. Roesel came to AutoZone with more than thirty years of experience with OfficeMax, Inc. and its predecessor, where he served in operations, sales and general management.

Michael A. Womack, 47—Senior Vice President – Human Resources, Customer Satisfaction

Michael A. Womack was elected Senior Vice President – Human Resources in June 2012. He was previously Vice President of Human Resources with Cintas Corporation and had been with Cintas since 2003. Before joining Cintas, he was a partner with the Littler Mendelson law firm.

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

If demand for our products slows, then our business may be materially affected.

Demand for the products we sell may be affected by a number of factors we cannot control, including:

•	the number and age of vehicles in current service. Vehicles seven years old or older are generally no longer under the original vehicle manufacturers’ warranties and tend to need more maintenance and repair than newer vehicles.

•	rising energy prices. Increases in energy prices may cause our customers to defer purchases of certain of our products as they use a higher percentage of their income to pay for gasoline and other energy costs and may drive their vehicles less, resulting in less wear and tear and lower demand for repairs and maintenance.

•	the economy. In periods of declining economic conditions, both retail and commercial customers may defer vehicle maintenance or repairs. Additionally, such conditions may affect our customers’ ability to obtain credit. During periods of expansionary economic conditions, more of our DIY customers may pay others to repair and maintain their cars instead of working on their own vehicles, or they may purchase new vehicles.

•	the weather. Mild weather conditions may lower the failure rates of automotive parts, while wet conditions may cause our customers to defer maintenance and repair on their vehicles. Extremely hot or cold conditions may enhance demand for our products due to increased failure rates of our customers’ automotive parts.

•	technological advances. Advances in automotive technology and parts design can result in cars needing maintenance less frequently and parts lasting longer.

For the long term, demand for our products may be affected by:

•	the number of miles vehicles are driven annually. Higher vehicle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices and other factors.

•	the quality of the vehicles manufactured by the original vehicle manufacturers and the length of the warranties or maintenance offered on new vehicles.

•	restrictions on access to diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation, which may cause vehicle owners to rely on dealers to perform maintenance and repairs.

All of these factors could result in immediate and longer term declines in the demand for our products, which could adversely affect our sales, cash flows and overall financial condition.

If we are unable to compete successfully against other businesses that sell the products that we sell, we could lose customers and our sales and profits may decline.

The sale of automotive parts, accessories and maintenance items is highly competitive, and sales volumes are dependent on many factors, including name recognition, product availability, customer service, store location and price. Competitors are opening locations near our existing stores. AutoZone competes as a provider in both the DIY and DIFM auto parts and accessories markets.

Our competitors include national, regional and local auto parts chains, independently owned parts stores, online parts stores, wholesale distributors, jobbers, repair shops, car washes and auto dealers, in addition to discount and mass merchandise stores, hardware stores, supermarkets, drugstores, convenience stores, home stores, and other online retailers that sell aftermarket vehicle parts and supplies, chemicals, accessories, tools and maintenance parts. Although we believe we compete effectively on the basis of customer service, including the knowledge and expertise of our AutoZoners; merchandise quality, selection and availability; product warranty; store layout, location and convenience; price; and the strength of our AutoZone brand name, trademarks and service marks, some of our competitors may gain competitive advantages, such as greater financial and marketing resources allowing them to sell automotive products at lower prices, larger stores with more merchandise, longer operating histories, more frequent customer visits and more effective advertising. With the increasing use of digital tools and social media, our customers are quickly able to compare prices, product assortment, and feedback from other customers before purchasing our products either online, in the physical stores, or through a combination of both offerings. If we are unable to continue to develop successful competitive strategies, or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.

We may not be able to sustain our historic rate of sales growth.

We have increased our store count in the past five fiscal years, growing from 4,417 stores at August 29, 2009, to 5,391 stores at August 30, 2014, an average store count increase per year of 4%. Additionally, we have increased annual revenues in the past five fiscal years from $6.817 billion in fiscal 2009 to $9.475 billion in fiscal 2014, an average increase per year of 8%. Annual revenue growth is driven by the opening of new stores and commercial programs and increases in same store sales. We open new stores only after evaluating customer buying trends and market demand/needs, all of which could be adversely affected by persistent unemployment, wage cuts, small business failures and microeconomic conditions unique to the automotive industry. Same store sales are impacted both by customer demand levels and by the prices we are able to charge for our products, which can also be negatively impacted by the economic pressures mentioned above. We cannot provide any assurance that we will continue to open stores at historical rates or continue to achieve increases in same store sales.

Consolidation among our competitors may negatively impact our business.

Recently some of our competitors have merged. Consolidation among our competitors could enhance their market share and financial position, provide them with the ability to achieve better purchasing terms and provide more competitive prices to customers for whom we compete, and allow them to utilize merger synergies and cost savings to increase advertising and marketing budgets to more effectively compete for customers. Consolidation by our competitors could also increase their access to local market parts assortment. These consolidated competitors could take sales volume away from us in certain markets, could cause us to change our pricing with a negative impact on our margins or could cause us to spend more money to maintain customers or seek new customers, all of which could negatively impact our business.

If we cannot profitably increase our market share in the commercial auto parts business, our sales growth may be limited.

Although we are one of the largest sellers of auto parts in the commercial market, we must effectively compete against national and regional auto parts chains, independently owned parts stores, wholesalers and jobbers in order to increase our commercial market share. Although we believe we compete effectively in the commercial market on the basis of customer service, merchandise quality, selection and availability, price, product warranty, distribution locations, and the strength of our AutoZone brand name, trademarks and service marks, some automotive aftermarket jobbers have been in business for substantially longer periods of time than we have, have developed long-term customer relationships and have large available inventories. If we are unable to profitably develop new commercial customers, our sales growth may be limited.

A downgrade in our credit ratings or a general disruption in the credit markets could make it more difficult for us to access funds, refinance our debt, obtain new funding or issue securities.

Our short-term and long-term debt is rated investment grade by the major rating agencies. These investment-grade credit ratings have historically allowed us to take advantage of lower interest rates and other favorable terms on our short-term credit lines, in our senior debt offerings and in the commercial paper markets. To maintain our investment-grade ratings, we are required to meet certain financial performance ratios. A change by the rating agencies in these ratios, an increase in our debt, and/or a decline in our earnings could result in downgrades in our credit ratings. A downgrade in our credit ratings could limit our access to public debt markets, limit the institutions willing to provide credit facilities to us, result in more restrictive financial and other covenants in our public and private debt and would likely significantly increase our overall borrowing costs and adversely affect our earnings.

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

Significant changes in macroeconomic and geo-political factors could adversely affect our financial condition and results of operations.

Macroeconomic conditions impact both our customers and our suppliers. Job growth in the United States has remained relatively slow during the past five years and the unemployment rate has not recovered to pre-recession levels. Moreover, the United States government continues to operate under historically large deficits and debt burden. Continued distress in global credit markets, business failures, significant geo-political conflicts, continued high energy prices and other factors continue to affect the global economy. Moreover, rising energy prices could impact our merchandise distribution, commercial delivery, utility and product costs. Over the short term, such factors could positively impact our business. Over a longer period of time, all of these macroeconomic and geo-political conditions could adversely affect our sales growth, margins and overhead, which could adversely affect our financial condition and operations.

Our business depends upon hiring and retaining qualified employees.

We believe that much of our brand value lies in the quality of the more than 76,000 AutoZoners employed in our stores, distribution centers, store support centers, ALLDATA and AutoAnything. We cannot be assured that we can continue to hire and retain qualified employees at current wage rates. If we are unable to hire, properly train and/or retain qualified employees, we could experience higher employment costs, reduced sales, losses of customers and diminution of our brand, which could adversely affect our earnings. If we do not maintain competitive wages, our customer service could suffer due to a declining quality of our workforce or, alternatively, our earnings could decrease if we increase our wage rates.

Inability to acquire and provide quality merchandise could adversely affect our sales and results of operations.

We are dependent upon our vendors continuing to supply us with quality merchandise. If our merchandise offerings do not meet our customers’ expectations regarding quality and safety, we could experience lost sales, increased costs and exposure to legal and reputational risk. All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety and quality standards. Events that give rise to actual, potential or perceived product safety concerns could expose us to government enforcement action or private litigation and result in costly product recalls and other liabilities. To the extent our suppliers are subject to added government regulation of their product design and/or manufacturing processes, the cost of the merchandise we purchase may rise. In addition, negative customer perceptions regarding the safety or quality of the products we sell could cause our customers to seek alternative sources for their needs, resulting in lost sales. In those circumstances, it may be difficult and costly for us to regain the confidence of our customers. Moreover, our vendors are impacted by global economic conditions. Credit market and other macroeconomic conditions could have a material adverse effect on the ability of our suppliers to finance and operate their businesses and meet our inventory demands. If any of our significant vendors experience financial difficulties or otherwise are unable to deliver merchandise to us on a timely basis, or at all, we could have product shortages in our stores that could adversely affect customers’ perceptions of us and cause us to lose customers and sales.

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

In addition, we extensively utilize hub stores, our supply chain and logistics management techniques to efficiently stock our stores. We have made, and plan to continue to make, significant investments in our supply chain to improve our ability to provide the best parts at the right price. If we fail to effectively utilize our existing hubs and/or supply chains or if our investments in our supply chain do not provide the anticipated benefits, we could experience sub-optimal inventory levels in our stores, which could adversely affect our sales volume and/or our margins.

Our failure to protect our reputation could have a material adverse effect on our brand name.

We believe our continued strong sales growth is driven in significant part by our brand name. The value in our brand name and its continued effectiveness in driving our sales growth are dependent to a significant degree on our ability to maintain our reputation for safety, high product quality, friendliness, service, trustworthy advice, integrity and business ethics. Any negative publicity about these areas could damage our reputation and may result in reduced demand for our merchandise. The increasing use of technology also poses a risk as customers are able to quickly compare products and prices and use social media to provide feedback in a manner that is rapidly and broadly dispersed. Our reputation could be impacted if a customer has a bad experience and shares it over social media.

Failure to comply with ethical, social, product, labor, environmental, and anti-corruption standards could also jeopardize our reputation and potentially lead to various adverse actions by consumer or environmental groups, employees or regulatory bodies. Failure to comply with applicable laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation.

Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional resources to rebuild our reputation.

Failure to protect the privacy and security of customers’, AutoZoners’ or Company information could damage our reputation, subject us to litigation, and cause us to incur substantial costs.

Our business involves the storage and transmission of personal information about our customers and AutoZoners. Failure to protect the security of our customers’, employees’ and company information could subject us to costly regulatory enforcement actions, expose us to litigation and our reputation could suffer. While we take significant steps to protect customer, employee and other confidential information, including maintaining compliance with payment card industry standards, our security measures may be breached in the future due to cyber-attack, employee error, fraud, trickery, hacking or other intentional or unintentional acts, and unauthorized parties may obtain access to this data.

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

We rely heavily on our computer systems for our key business processes. Any failure or interruption in these systems could have a material adverse impact on our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table reflects the square footage and number of leased and owned properties for our stores as of August 30, 2014:

	No. of Stores	Square Footage
Leased	2,746	17,596,290
Owned	2,645	17,828,155

Total	5,391	35,424,445

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

In July 2014, we received a subpoena from the District Attorney of the County of Alameda, along with other environmental prosecutorial offices in the state of California, seeking documents and information related to the handling, storage and disposal of hazardous waste. We are cooperating fully with the request and cannot predict the ultimate outcome of these efforts.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “AZO.” On October 20, 2014, there were 2,704 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.

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

The following table sets forth the high and low sales prices per share of common stock, as reported by the New York Stock Exchange, for the periods indicated:

	Price Range of Common Stock
	High	Low
Fiscal Year Ended August 30, 2014:
Fourth quarter	$546.70	$505.32
Third quarter	$549.85	$510.19
Second quarter	$561.62	$454.88
First quarter	$469.61	$408.90

Fiscal Year Ended August 31, 2013:
Fourth quarter	$452.19	$401.93
Third quarter	$413.28	$369.47
Second quarter	$390.11	$341.98
First quarter	$386.80	$351.27

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on June 17, 2014, to increase the repurchase authorization by $750 million to raise the cumulative share repurchase authorization from $14.15 billion to $14.9 billion.

Shares of common stock repurchased by the Company during the quarter ended August 30, 2014, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
May 11, 2014, to June 7, 2014	28,200	$528.81	28,200	$291,992,220
June 8, 2014, to July 5, 2014	93,665	527.97	93,665	992,539,599
July 6, 2014, to August 2, 2014	200,140	528.05	200,140	886,855,046
August 3, 2014, to August 30, 2014	33,633	524.04	33,633	869,230,140

Total	355,638	$527.71	355,638	$869,230,140

The Company also repurchased, at fair value, an additional 16,013 shares in fiscal 2014, 22,915 shares in fiscal 2013, and 24,113 shares in fiscal 2012 from employees electing to sell their stock under the Company’s Sixth Amended and Restated Employee Stock Purchase Plan (the “Employee Plan”), qualified under Section 423 of the Internal Revenue Code, under which all eligible employees may purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the Employee Plan, 15,355 shares were sold to employees in fiscal 2014, 18,228 shares were sold to employees in fiscal 2013, and 19,403 shares were sold to employees in fiscal 2012. At August 30, 2014, 219,389 shares of common stock were reserved for future issuance under the Employee Plan.

Once executives have reached the maximum purchases under the Employee Plan, the Fifth Amended and Restated Executive Stock Purchase Plan (the “Executive Plan”) permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases by executives under the Executive Plan were 3,028 shares in fiscal 2014, 3,454 shares in fiscal 2013, and 3,937 shares in fiscal 2012. At August 30, 2014, 245,925 shares of common stock were reserved for future issuance under the Executive Plan.

Stock Performance Graph

The graph below presents changes in the value of AutoZone’s stock as compared to Standard & Poor’s 500 Composite Index (“S&P 500”) and to Standard & Poor’s Retail Index (“S&P Retail Index”) for the five-year period beginning August 29, 2009 and ending August 30, 2014.

Item 6. Selected Financial Data

(in thousands, except per share data, same store sales and selected operating data)	Fiscal Year Ended August
	2014	2013(1)	2012	2011	2010
Income Statement Data
Net sales	$9,475,313	$9,147,530	$8,603,863	$8,072,973	$7,362,618
Cost of sales, including warehouse and delivery expenses	4,540,406	4,406,595	4,171,827	3,953,510	3,650,874

Gross profit	4,934,907	4,740,935	4,432,036	4,119,463	3,711,744
Operating, selling, general and administrative expenses	3,104,684	2,967,837	2,803,145	2,624,660	2,392,330

Operating profit	1,830,223	1,773,098	1,628,891	1,494,803	1,319,414
Interest expense, net	167,509	185,415	175,905	170,557	158,909

Income before income taxes	1,662,714	1,587,683	1,452,986	1,324,246	1,160,505
Income tax expense	592,970	571,203	522,613	475,272	422,194

Net income	$1,069,744	$1,016,480	$930,373	$848,974	$738,311

Diluted earnings per share	$31.57	$27.79	$23.48	$19.47	$14.97

Adjusted weighted average shares for diluted earnings per share	33,882	36,581	39,625	43,603	49,304

Same Store Sales
Increase in domestic comparable store net sales(2)	2.8%	0.0%	3.9%	6.4%	5.4%

Balance Sheet Data
Current assets	$3,580,612	$3,278,013	$2,978,946	$2,792,425	$2,611,821
Working (deficit)	(960,482)	(891,137)	(676,646)	(638,471)	(452,139)
Total assets	7,517,858	6,892,089	6,265,639	5,869,602	5,571,594
Current liabilities	4,541,094	4,169,150	3,655,592	3,430,896	3,063,960
Debt	4,343,800	4,187,000	3,768,183	3,351,682	2,908,486
Long-term capital leases	83,098	73,925	72,414	61,360	66,333
Stockholders’ (deficit)	(1,621,857)	(1,687,319)	(1,548,025)	(1,254,232)	(738,765)

Selected Operating Data
Number of stores at beginning of year	5,201	5,006	4,813	4,627	4,417
New stores	190	197	193	188	213
Closed stores	—	2	—	2	3

Net new stores	190	195	193	186	210

Relocated stores	8	11	10	10	3

Number of stores at end of year	5,391	5,201	5,006	4,813	4,627

Domestic commercial programs	3,845	3,421	3,053	2,659	2,424
Total store square footage (in thousands)	35,424	34,076	32,706	31,337	30,027
Average square footage per store	6,571	6,552	6,533	6,511	6,490
Increase in store square footage	4.0%	4.2%	4.4%	4.4%	5.2%
Inventory per store (in thousands)	$582	$550	$525	$512	$498
Average net sales per store (in thousands)	$1,724	$1,736	$1,716	$1,675	$1,595
Net sales per store square foot	$263	$265	$263	$258	$246
Total employees at end of year (in thousands)	76	71	70	65	63
Inventory turnover(3)	1.5x	1.6x	1.6x	1.6x	1.6x
Accounts payable to inventory ratio	114.9%	115.6%	111.4%	111.7%	105.6%
After-tax return on invested capital (4)	31.9%	32.7%	33.0%	31.3%	27.6%
Adjusted debt to EBITDAR (5)	2.5	2.5	2.5	2.4	2.4
Net cash provided by operating activities (in thousands)	$1,341,234	$1,415,011	$1,223,981	$1,291,538	$1,196,252
Cash flow before share repurchases and changes in debt (in thousands)(6)	$924,706	$1,007,761	$949,627	$1,023,927	$947,643
Share repurchases (in thousands)	$1,099,212	$1,387,315	$1,362,869	$1,466,802	$1,123,655
Number of shares repurchased (in thousands)	2,232	3,511	3,795	5,598	6,376

(1)	The fiscal year ended August 31, 2013 consisted of 53 weeks.
(2)	The domestic comparable sales increases are based on sales for all domestic stores open at least one year. Relocated stores are included in the same store sales computation based on the year the original store was opened. Closed store sales are included in the same store sales computation up to the week it closes, and excluded from the computation for all periods subsequent to closing. In addition, beginning in fiscal 2013, it also includes all sales through our AutoZone branded websites, including consumer direct ship-to-home sales. All prior period same store sales have been restated to be comparable. The effect of including sales from AutoZone branded websites was not material to any period.

(3)	Inventory turnover is calculated as cost of sales divided by the average merchandise inventory balance over the trailing 5 quarters.
(4)	After-tax return on invested capital is defined as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(5)	Adjusted debt to EBITDAR is defined as the sum of total debt, capital lease obligations and annual rents times six; divided by net income plus interest, taxes, depreciation, amortization, rent and share-based compensation expense. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(6)	Cash flow before share repurchases and changes in debt is defined as the change in cash and cash equivalents less the change in debt plus treasury stock purchases. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at August 30, 2014, operated 4,984 stores in the United States, including Puerto Rico; 402 stores in Mexico; and five stores in Brazil. Each of our stores carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 30, 2014, in 3,845 of our domestic stores, we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in select stores in Mexico and Brazil. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and accessories and performance parts through www.autoanything.com, and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.

Executive Summary

We achieved strong performance in fiscal 2014, delivering record net income of $1.070 billion, a 5.2% increase over the prior year, and sales growth of $327.8 million, a 3.6% increase over the prior year. We completed the year with growth in all areas of our business. We are pleased with the results of our retail business and the increase in our commercial business, where we continue to build our internal sales force and refine our parts assortment. Over the past several years, various factors have occurred within the economy that affects both our consumer and our industry, including continued high unemployment, and other challenging economic conditions. Although new vehicle sales have increased over previous years, we believe our consumers’ cash flows continue to be challenged due to these factors. Given the nature of these macroeconomic factors, we cannot predict whether or for how long these trends will continue, nor can we predict to what degree these trends will impact us in the future. We continue to believe we are well positioned to help our customers save money and meet their needs in a challenging macro environment.

Another macroeconomic factor affecting our customers and our industry is gas prices. During fiscal 2014, the average price per gallon of unleaded gasoline in the United States was $3.48 per gallon, compared to $3.65 per gallon during fiscal 2013. With approximately 11 billion gallons of unleaded gas consumption each month across the U.S., each $1 decrease at the pump contributes approximately $11 billion of additional spending capacity to consumers each month. We continue to believe gas prices have an impact on our customers’ abilities to maintain their vehicles, allowing us to communicate through our marketing messages the steps needed to improve their gas mileage. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

During fiscal 2014, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 84% of total sales, with failure related categories continuing to be our strongest performers. We have not experienced any fundamental shifts in our category sales mix as compared to previous years.

Our primary response to fluctuations in the demand for the products we sell is to adjust our advertising message, store staffing, and product quantities and assortment. Specifically, during fiscal 2013 and fiscal 2014, we have closely studied our hub distribution model and store inventory levels and assortment. As a result, we are performing certain strategic tests including adding additional inventory into our hub stores, increasing product availability, and delivering to stores more frequently.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road.

Miles Driven

We believe that as the number of miles driven increases, consumers’ vehicles are more likely to need service and maintenance, resulting in an increase in the need for automotive hard parts and maintenance items. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen certain time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. Since the beginning of the fiscal year and through June 2014 (latest publicly available information), miles driven increased slightly compared to the same period last year.

Seven Year Old or Older Vehicles

Between 2008 and 2012, new vehicle sales were significantly lower than historical levels, which we believe contributed to an increasing number of seven year old or older vehicles on the road. We estimate vehicles are driven an average of approximately 12,500 miles each year. In seven years, the average miles driven equates to approximately 87,500 miles. Our experience is that at this point in a vehicle’s life, most vehicles are not covered by warranties and increased maintenance is needed to keep the vehicle operating. According to the latest data provided by the Auto Care Association, as of January 1, 2014, the average age of vehicles on the road is 11.4 years as compared to 11.3 years as of January 1, 2013. Although the average age of vehicles continues to increase, it is increasing at a decelerated rate primarily driven by the improvement in new car sales in recent years. However, in the near term, we expect the aging vehicle population to continue to increase as consumers keep their cars longer in an effort to save money during this uncertain economy. As the number of seven year old or older vehicles on the road increases, we expect an increase in demand for the products we sell.

Results of Operations

Fiscal 2014 Compared with Fiscal 2013

For the fiscal year ended August 30, 2014, we reported net sales of $9.475 billion compared with $9.148 billion for the year ended August 31, 2013, a 3.6% increase from fiscal 2013. This growth was driven primarily by domestic same store sales increase of 2.8% and net sales of $165.9 million comprised of sales from new stores and increased commercial programs. Excluding the 53rd week last year, sales increased 5.6%.

At August 30, 2014, we operated 4,984 domestic stores, 402 stores in Mexico and five stores in Brazil, compared with 4,836 domestic stores, 362 stores in Mexico and three in Brazil at August 31, 2013. We reported a total auto parts (domestic, Mexico, and Brazil) sales increase of 3.1% for fiscal 2014. Excluding the 53rd week last year, total auto parts sales increased 5.1%.

Gross profit for fiscal 2014 was $4.935 billion, or 52.1% of net sales, compared with $4.741 billion, or 51.8% of net sales for fiscal 2013. The improvement in gross margin was attributable to lower acquisition costs and lower shrink expense, partially offset by higher supply chain costs associated with current year inventory initiatives (17 basis points).

Operating, selling, general and administrative expenses for fiscal 2014 increased to $3.105 billion, or 32.8% of net sales, from $2.968 billion, or 32.4% of net sales for fiscal 2013. The increase in operating expenses, as a percentage of sales, was primarily due to higher store payroll (11 basis points) and planned information system investments (10 basis points).

Interest expense, net for fiscal 2014 was $167.5 million compared with $185.4 million during fiscal 2013. This decrease was primarily due to a decline in borrowing rates, partially offset by higher borrowing levels over the comparable year period. Average borrowings for fiscal 2014 were $4.274 billion, compared with $3.927 billion for fiscal 2013 and weighted average borrowing rates were 3.6% for fiscal 2014, compared to 4.5% for fiscal 2013.

Our effective income tax rate was 35.7% of pre-tax income for fiscal 2014 compared to 36.0% for fiscal 2013.

Net income for fiscal 2014 increased by 5.2% to $1.070 billion, and diluted earnings per share increased 13.6% to $31.57 from $27.79 in fiscal 2013. The impact of the fiscal 2014 stock repurchases on diluted earnings per share in fiscal 2014 was an increase of approximately $1.04.

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

At August 31, 2013, we operated 4,836 domestic stores, 362 stores in Mexico and three stores in Brazil, compared with 4,685 domestic stores, 321 stores in Mexico and none in Brazil at August 25, 2012. We reported a total auto parts (domestic, Mexico, and Brazil operations) sales increase of 5.2% for fiscal 2013.

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

In December 2012, we acquired certain assets and liabilities of AutoAnything, an online retailer of specialized automotive products for $116 million. With the acquisition, we expect to bolster our online presence in the automotive accessory and performance markets. The results of operations from AutoAnything have been included in our Other business activities since the date of acquisition.

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

Based on the revised plan financial results, we also determined AutoAnything is not likely to achieve the operating income targets necessary to earn the contingent consideration. Therefore, we adjusted the fair value of the contingent consideration at August 31, 2013 to $0.2 million, resulting in a decrease to the contingent consideration liability of $23.3 million during the fourth quarter of fiscal 2013. The net impact of the impairment charges and the contingent consideration adjustment is a gain of $0.9 million for fiscal 2013. The net impact is included in Operating, selling, general and administrative expenses in our Other business activities.

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

Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consisted of 16 weeks in 2014, 17 weeks in 2013, and 16 weeks in 2012. Because the fourth quarter contains seasonally high sales volume and consists of 16 or 17 weeks, compared with 12 weeks for each of the first three quarters, our fourth quarter represents a disproportionate share of the annual net sales and net income. The fourth quarter of fiscal year 2014 represented 32.2% of annual sales and 34.9% of net income; the fourth quarter of fiscal 2013 represented 33.8% of annual sales and 36.5% of net income; and the fourth quarter of fiscal 2012 represented 32.1% of annual sales and 34.8% of net income.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts and products. Net cash provided by operating activities was $1.341 billion in fiscal 2014, $1.415 billion in fiscal 2013, and $1.224 billion in fiscal 2012. Cash flows from operations are unfavorable to last year due to the change in inventories net of payables, partially offset by the growth in net income. We had an accounts payable to inventory ratio of 114.9% at August 30, 2014, 115.6% at August 31, 2013, and 111.4% at August 25, 2012. Our inventory increases are primarily attributable to our efforts to update product assortments in all of our stores and an increased number of stores. During fiscal 2013 and 2014, we initiated a variety of strategic tests focused on increasing inventory availability, which increased our inventory per store. Many of our vendors have supported our initiative to update our product assortments by providing extended payment terms. These extended payment terms have allowed us to continue our high accounts payable to inventory ratio.

Our primary capital requirement has been the funding of our continued new-store development program. From the beginning of fiscal 2012 to August 30, 2014, we have opened 580 new stores. Net cash flows used in investing activities were $448.0 million in fiscal 2014, compared to $527.3 million in fiscal 2013, and $374.8 million in fiscal 2012. We invested $438.1 million in capital assets in fiscal 2014, compared to $414.5 million in fiscal 2013, and $378.1 million in fiscal 2012. The increase in capital expenditures during this time was primarily attributable to the number and types of stores opened and increased investment in our existing stores. New store openings were 190 for fiscal 2014, 197 for fiscal 2013, and 193 for fiscal 2012. Cash flows used for purchasing intangibles were $11.1 million for fiscal 2014. Cash flows used in the acquisition of AutoAnything were $116.1 million during fiscal 2013. There were no purchases of intangibles or acquisitions in fiscal 2012. We invest a portion of our assets held by our wholly owned insurance captive in marketable securities. We purchased $49.7 million of marketable securities in fiscal 2014, $44.5 million in fiscal 2013, and $45.7 million in fiscal 2012. We had proceeds from the sale of marketable securities of $46.8 million in fiscal 2014, $37.9 million in fiscal 2013, and $42.4 million in fiscal 2012. Capital asset disposals provided proceeds of $4.2 million in fiscal 2014, $9.8 million in fiscal 2013, and $6.6 million in fiscal 2012.

Net cash used in financing activities was $911.6 million in fiscal 2014, $847.0 million in fiscal 2013, and $843.4 million in fiscal 2012. The net cash used in financing activities reflected purchases of treasury stock which totaled $1.099 billion for fiscal 2014, $1.387 billion for fiscal 2013, and $1.363 billion for fiscal 2012. The treasury stock purchases in fiscal 2014, 2013 and 2012 were primarily funded by cash flows from operations, and by increases in debt levels. Proceeds from issuance of debt were $400 million for fiscal 2014, $800 million for fiscal 2013, and $500 million for fiscal 2012. In fiscal 2014, the proceeds from the issuance of debt were used for the repayment of a portion of the $500 million Senior Notes due in January 2014. We used commercial paper borrowings to repay the remainder of the $500 million Senior Notes due in January 2014. In fiscal 2013 and fiscal 2012, the proceeds from the issuance of debt were used for the repayment of a portion of commercial paper borrowings and general corporate purposes, including for working capital requirements, capital expenditures, store openings and stock repurchases. Proceeds from the issuance of debt in fiscal 2013 were also used for the acquisition of AutoAnything. In fiscal 2013, we repaid our $200 million Senior Notes due in June 2013 and our $300 million Senior Notes due in October 2012 using commercial paper borrowings. There were no repayments of debt in fiscal 2012. In 2014, we received proceeds from the issuance of commercial paper and short-term borrowings in the amount of $256.8 million. In 2013, net proceeds from the issuance of commercial paper and short-term borrowings were $118.7 million. In 2012, net payments of commercial paper and short-term borrowings were $81.3 million.

Subsequent to August 30, 2014, we purchased Interamerican Motor Corporation (“IMC”), the second largest distributor of OE quality import replacement parts in the United States, for approximately $80 million. IMC specializes in parts coverage for European and Asian cars, and it currently operates 17 branches. The transaction closed on September 27, 2014, and was financed with commercial paper borrowings.

During fiscal 2015, we expect to invest in our business at an increased rate as compared to fiscal 2014. Our investments are expected to be directed primarily to our new-store development program, enhancements to existing stores and supply chain infrastructure, and the acquisition of IMC. The amount of our investments in our new-store program is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States, Mexico or Brazil, or located in urban or rural areas. During fiscal 2014, fiscal 2013, and fiscal 2012, our capital expenditures have increased by approximately 6%, 10% and 18%, respectively, as compared to the prior year. Our mix of store openings has moved away from build-to-suit leases (lower initial capital investment) to ground leases and land purchases (higher initial capital investment), resulting in increased capital expenditures per store over the previous three years, and we expect this trend to continue during the fiscal year ending August 29, 2015.

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

Our cash balances are held in various locations around the world. As of August 30, 2014, and August 31, 2013, cash and cash equivalents of $19.3 million and $38.2 million, respectively, were held outside of the U.S. and were generally utilized to support liquidity needs in our foreign operations. We intend to continue to permanently reinvest the cash held outside of the U.S. in our foreign operations.

For the fiscal year ended August 30, 2014, our after-tax return on invested capital (“ROIC”) was 31.9% as compared to 32.7% for the comparable prior year period. ROIC is calculated as after-tax operating profit

(excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). The decrease in ROIC is primarily due to the increase in average debt. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance.

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

The revolving credit facility agreement requires that our consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.50:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. Our consolidated interest coverage ratio as of August 30, 2014 was 4.95:1.

As of August 30, 2014, $893.8 million of commercial paper borrowings and $319.1 million of the 5.750% Senior Notes due January 2015 are classified as long-term in the Consolidated Balance Sheets as we have the ability and intent to refinance on a long-term basis through available capacity in our revolving credit facility. As of August 30, 2014, we had $1.213 billion of availability under our $1.25 billion revolving credit facility, expiring in September 2017 that would allow us to replace these short-term obligations with long-term financing.

In addition to the revolving credit facility, we also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $100 million. As of August 30, 2014, we have $100.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2016.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $31.4 million in letters of credit outstanding as of August 30, 2014. These letters of credit have various maturity dates and were issued on an uncommitted basis.

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

On April 29, 2013, the Company issued $500 million in 3.125% Senior Notes due July 2023 under its Shelf Registration. Proceeds from the debt issuance on April 29, 2013, were used to repay a portion of the outstanding commercial paper borrowings, which were used to repay the $200 million in 4.375% Senior Notes due June 2013, and for general corporate purposes.

On November 13, 2012, we issued $300 million in 2.875% Senior Notes due January 2023 under the Shelf Registration. Proceeds from the debt issuance on November 13, 2012, were used to repay a portion of the outstanding commercial paper borrowings, which were used to repay the $300 million in 5.875% Senior Notes due in October 2012, and for general corporate purposes.

The 5.750% Senior Notes issued in July 2009 and the 7.125% Senior Notes issued during August 2008 (collectively, the “Notes”), are subject to an interest rate adjustment if the debt ratings assigned to the Notes are downgraded. Further, all Senior Notes issued since August 2008 contain a provision that repayment of the notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our revolving credit facility, covenants include limitations on total indebtedness, restrictions on liens, a maximum debt to earnings ratio, and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. These covenants are in addition to the consolidated interest coverage ratio discussed above. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs.

As of August 30, 2014, we were in compliance with all covenants related to our borrowing arrangements and expect to remain in compliance with those covenants in the future.

For the fiscal year ended August 30, 2014, our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.5:1 as compared to 2.5:1 as of the comparable prior year end. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based compensation expense to net income. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels.

Stock Repurchases

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors (the “Board”). On June 17, 2014, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $14.15 billion to $14.9 billion. From January 1998 to August 30, 2014, we have repurchased a total of 136.9 million shares at an aggregate cost of $14.031 billion. We repurchased 2.2 million shares of common stock at an aggregate cost of $1.099 billion during fiscal 2014, 3.5 million shares of common stock at an aggregate cost of $1.387 billion during fiscal 2013, and 3.8 million shares of common stock at an aggregate cost of $1.363 billion during fiscal 2012. Considering cumulative repurchases as of August 30, 2014, we have $869.2 million remaining under the Board of Director’s authorization to repurchase our common stock.

Subsequent to August 30, 2014, we have repurchased 374,601 shares of common stock at an aggregate cost of $190.9 million.

Financial Commitments

The following table shows our significant contractual obligations as of August 30, 2014:

(in thousands)	Total Contractual Obligations	Payment Due by Period
		Less than 1 year	Between 1-3 years	Between 3-5 years	Over 5 years

Debt (1)	$4,343,800	$1,393,800	$900,000	$250,000	$1,800,000
Interest payments (2)	645,713	130,538	193,675	143,313	178,187
Operating leases (3)	2,035,259	244,535	458,040	390,186	942,498
Capital leases (4)	122,825	36,505	63,989	22,331	—
Self-insurance reserves (5)	203,577	74,010	60,029	23,423	46,115
Construction commitments	36,251	36,251	—	—	—

	$7,387,425	$1,915,639	$1,675,733	$829,253	$2,966,800

(1)	Debt balances represent principal maturities, excluding interest.
(2)	Represents obligations for interest payments on long-term debt.
(3)	Operating lease obligations are inclusive of amounts accrued within deferred rent and closed store obligations reflected in our consolidated balance sheets.
(4)	Capital lease obligations include related interest.
(5)	Self-insurance reserves reflect estimates based on actuarial calculations. Although these obligations do not have scheduled maturities, the timing of future payments are predictable based upon historical patterns. Accordingly, we reflect the net present value of these obligations in our consolidated balance sheets.

We have pension obligations reflected in our consolidated balance sheets that are not reflected in the table above due to the absence of scheduled maturities and the nature of the account. During fiscal 2014, we made contributions of $16.9 million to the pension plan. We expect to make contributions of approximately $2.6 million during fiscal 2015; however a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

As of August 30, 2014, our defined benefit obligation associated with our pension plans is $301.0 million and our pension assets are valued at $243.4 million, resulting in a net pension obligation of $57.6 million. Amounts recorded in Accumulated other comprehensive loss are $104.8 million at August 30, 2014. The balance in Accumulated other comprehensive loss will be amortized into pension expense in the future, unless the losses are recovered in future periods through actuarial gains.

Additionally, our tax liability for uncertain tax positions, including interest and penalties, was $33.5 million at August 30, 2014. Approximately $514 thousand is classified as current liabilities and $33.0 million is classified as long-term liabilities. We did not reflect these obligations in the table above as we are unable to make an estimate of the timing of payments due to uncertainties in the timing and amounts of the settlement of these tax positions.

Off-Balance Sheet Arrangements

The following table reflects outstanding letters of credit and surety bonds as of August 30, 2014:

(in thousands)	Total Other Commitments

Standby letters of credit	$135,944
Surety bonds	28,118

$164,062

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

Reconciliation of Non-GAAP Financial Measure: Cash Flow Before Share Repurchases and Changes in Debt

The following table reconciles net increase (decrease) in cash and cash equivalents to cash flow before share repurchases and changes in debt, which is presented in “Selected Financial Data”:

	Fiscal Year Ended August
(in thousands)	2014	2013	2012	2011	2010

Net (decrease) increase in cash and cash equivalents	$(17,706)	$39,098	$5,487	$(674)	$5,574
Less: Increase in debt	156,800	418,652	418,729	442,201	181,586
Plus: Share repurchases	1,099,212	1,387,315	1,362,869	1,466,802	1,123,655

Cash flow before share repurchases and changes in debt	$924,706	$1,007,761	$949,627	$1,023,927	$947,643

Reconciliation of Non-GAAP Financial Measure: After-tax Return on Invested Capital

The following table calculates the percentage of ROIC. ROIC is calculated as after-tax operating profit (excluding rent) divided by average invested capital (which includes a factor to capitalize operating leases). The ROIC percentages are presented in “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands, except percentages)	2014	2013(1)	2012	2011	2010

Net income	$1,069,744	$1,016,480	$930,373	$848,974	$738,311
Adjustments:
Interest expense	167,509	185,415	175,905	170,557	158,909
Rent expense	253,813	246,340	229,417	213,846	195,632
Tax effect (2)	(150,412)	(155,432)	(145,916)	(137,962)	(128,983)

After-tax return	$1,340,654	$1,292,803	$1,189,779	$1,095,415	$963,869

Average debt (3)	$4,280,877	$3,951,360	$3,508,970	$3,121,880	$2,769,617
Average (deficit)(4)	(1,709,778)	(1,581,832)	(1,372,342)	(993,624)	(507,885)
Rent x 6 (5)	1,522,878	1,478,040	1,376,502	1,283,076	1,173,792
Average capital lease obligations (6)	108,475	102,729	96,027	84,966	62,220

Pre-tax invested capital	$4,202,452	$3,950,297	$3,609,157	$3,496,298	$3,497,744

ROIC	31.9%	32.7%	33.0%	31.3%	27.6%

(1)	The fiscal year ended August 31, 2013 consisted of 53 weeks.
(2)	The effective tax rate during fiscal 2014, 2013, 2012, 2011 and 2010 was 35.7%, 36.0%, 36.0%, 35.9% and 36.4%, respectively.
(3)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(4)	Average equity is equal to the average of our stockholders’ (deficit) measured as of the previous five quarters.
(5)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(6)	Average capital lease obligations is computed as the average of our capital lease obligations over the previous five quarters.

Reconciliation of Non-GAAP Financial Measure: Fiscal 2013 Results Excluding Impact of 53rd Week:

The following table summarizes the impact of the additional week to the 53 week fiscal year ended August 31, 2013.

(in thousands, except per share and percentages)	Fiscal 2013 Results of Operations	Percent of Revenue	Results of Operations for 53rd Week	Fiscal 2013 Results of Operations Excluding 53rd Week	Percent of Revenue

Net sales	$9,147,530	100.0%	$(177,722)	$8,969,808	100.0%
Cost of sales	4,406,595	48.2%	(85,281)	4,321,314	48.2%

Gross profit	4,740,935	51.8%	(92,441)	4,648,494	51.8%
Operating expenses	2,967,837	32.4%	(52,605)	2,915,232	32.5%

Operating profit	1,773,098	19.4%	(39,836)	1,733,262	19.3%
Interest expense, net	185,415	2.0%	(3,524)	181,891	2.0%

Income before taxes	1,587,683	17.4%	(36,312)	1,551,371	17.3%
Income taxes	571,203	6.2%	(12,883)	558,320	6.2%

Net income	$1,016,480	11.1%	$(23,429)	$993,051	11.1%

Diluted earnings per share	$27.79		$(0.64)	$27.15

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

	Fiscal Year Ended August
(in thousands, except ratios)	2014	2013(1)	2012	2011	2010

Net income	$1,069,744	$1,016,480	$930,373	$848,974	$738,311
Add: Interest expense	167,509	185,415	175,905	170,557	158,909
Income tax expense	592,970	571,203	522,613	475,272	422,194

EBIT	1,830,223	1,773,098	1,628,891	1,494,803	1,319,414
Add: Depreciation expense	251,267	227,251	211,831	196,209	192,084
Rent expense	253,813	246,340	229,417	213,846	195,632
Share-based expense	39,390	37,307	33,363	26,625	19,120

EBITDAR	$2,374,693	$2,283,996	$2,103,502	$1,931,483	$1,726,250

Debt	$4,343,800	$4,187,000	$3,768,183	$3,351,682	$2,908,486
Capital lease obligations	119,603	106,171	102,256	86,656	88,280
Rent x 6	1,522,878	1,478,040	1,376,502	1,283,076	1,173,792

Adjusted debt	$5,986,281	$5,771,211	$5,246,941	$4,721,414	$4,170,558

Adjusted debt to EBITDAR	2.5	2.5	2.5	2.4	2.4

(1)	The fiscal year ended August 31, 2013 consisted of 53 weeks.

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

Inventory Reserves and Cost of Sales

LIFO

We state our inventories at the lower of cost or market using the last-in, first-out (“LIFO”) method for domestic merchandise and the first-in, first out (“FIFO”) method for Mexico and Brazil inventories. Due to price deflation on our merchandise purchases, our domestic inventory balances are effectively maintained under the FIFO method. We do not write up inventory for favorable LIFO adjustments, and due to price deflation, LIFO costs of our domestic inventories exceed replacement costs by $307.2 million at August 30, 2014, calculated using the dollar value method.

Inventory Obsolescence and Shrinkage

Our inventory, primarily hard parts, maintenance items, accessories and non-automotive products, is used on vehicles that have rather long lives; and therefore, the risk of obsolescence is minimal and the majority of excess inventory has historically been returned to our vendors for credit. In the isolated instances where less than full credit will be received for such returns and where we anticipate that items will be sold at retail prices that are less than recorded costs, we record a charge (less than $2 million in each of the last three years) through cost of sales for the difference. These charges are based on management’s judgment, including estimates and assumptions regarding marketability of products and the market value of inventory to be sold in future periods.

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

A 10% difference in our inventory reserves as of August 30, 2014, would have affected net income by approximately $6.3 million in fiscal 2014.

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

Based on our vendor agreements, a significant portion of vendor funding we receive is based on our inventory purchases. Therefore, we record receivables for funding earned but not yet received as we purchase inventory. During the year, we regularly review the receivables from vendors to ensure vendors are able to meet their obligations. We generally have not recorded a reserve against these receivables as we have legal right of offset with our vendors for payments owed them. Historically, we have had write-offs less than $150 thousand in each of the last three years.

Goodwill and Intangibles

We evaluate goodwill and indefinite-lived intangibles for impairment annually in the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate the carrying values exceed the current fair values. We evaluate the likelihood of impairment by considering qualitative factors, such as macroeconomic, industry, market, or any other factors that could impact the reporting unit’s fair value. If these factors indicate impairment, we perform a quantitative assessment to determine if the carrying value exceeds the fair value. Goodwill is evaluated at the reporting unit level and involves valuation methods including forecasting future financial performance, estimates of discount rates, and other factors. If the carrying value of the reporting unit’s goodwill exceeds the fair value, we recognize an impairment loss.

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

The carrying value of goodwill at August 30, 2014 and August 31, 2013 was $367.8 million. During fiscal fourth quarter of 2013, we recorded an $18.3 million goodwill impairment charge in our Other business activities related to the goodwill of AutoAnything and a $4.1 million impairment charge to AutoAnything’s trade name. The $4.1 million impairment charge resulted in a remaining carrying value of $24.6 million at August 31, 2013. We also determined AutoAnything is not likely to achieve the operating income targets necessary to earn the contingent consideration. Therefore, these impairment charges were offset by an adjustment of $23.3 million to the contingent consideration liability to reflect its fair value at August 31, 2013. No impairment charges were recognized in our Other business activities in previous fiscal years. No impairment charges were recognized in the Auto Parts Stores reporting segment during fiscal 2014 or in previous fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to evaluate goodwill or indefinite-lived intangibles.

Self-Insurance Reserves

We retain a significant portion of the risks associated with workers’ compensation, employee health, general and products liability, property and vehicle liability; and we obtain third party insurance to limit the exposure related to certain of these risks. Our self-insurance reserve estimates totaled $195.1 million at August 30, 2014, and $190.2 million at August 31, 2013. This change is primarily reflective of our growing operations, including inflation, increases in health care costs, the number of vehicles and the number of hours worked, as well as our historical claims experience and changes in our discount rate.

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

Management believes that the various assumptions developed and actuarial methods used to determine our self- insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management, and as a result these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents and the incidence of illness, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be overstated or understated. For instance, a 10% change in our self-insurance liability would have affected net income by approximately $12.6 million for fiscal 2014.

Our liabilities for workers’ compensation, certain general and product liability, property and vehicle claims do not have scheduled maturities; however, the timing of future payments is predictable based on historical patterns and is relied upon in determining the current portion of these liabilities. Accordingly, we reflect the net present value of the obligations we determine to be long-term using the risk-free interest rate as of the balance sheet date. If the discount rate used to calculate the present value of these reserves changed by 50 basis points, net income would have been affected by approximately $2.0 million for fiscal 2014. Our liability for health benefits is classified as current, as the historical average duration of claims is approximately six weeks.

Income Taxes

Our income tax returns are audited by state, federal and foreign tax authorities, and we are typically engaged in various tax examinations at any given time. Tax contingencies often arise due to uncertainty or differing interpretations of the application of tax rules throughout the various jurisdictions in which we operate. The contingencies are influenced by items such as tax audits, changes in tax laws, litigation, appeals and prior experience with similar tax positions. We regularly review our tax reserves for these items and assess the adequacy of the amount we have recorded. As of August 30, 2014, we had approximately $33.5 million reserved for uncertain tax positions.

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

Expected long-term rate of return on plan assets: For the fiscal year ended August 30, 2014, we have assumed a 7.5% long-term rate of return on our plan assets. This estimate is a judgmental matter in which management considers the composition of our asset portfolio, our historical long-term investment performance and current market conditions. We review the expected long-term rate of return on an annual basis, and revise it accordingly. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our long-term strategy to manage pension cost and reduce volatility in our assets. In August 2014, our Investment Committee approved a revised asset allocation target for the investments held by the pension plan. Based on the revised asset allocation target, the expected long-term rate of return on plan assets changed from 7.5% for the year ended August 30, 2014, to 7.0% for the year ending August 29, 2015. At August 30, 2014, our plan assets totaled $243.4 million in our qualified plan. Our assets are generally valued using the net asset values, which are determined by valuing investments at the closing price or last trade reported on the major market on which the individual securities are traded. We have no assets in our nonqualified plan. A 50 basis point change in our expected long term rate of return would impact annual pension expense by approximately $1.2 million for the qualified plan.

Discount rate used to determine benefit obligations: This rate is highly sensitive and is adjusted annually based on the interest rate for long-term, high-quality, corporate bonds as of the measurement date using yields for maturities that are in line with the duration of our pension liabilities. This same discount rate is also used to determine pension expense for the following plan year. For fiscal 2014, we assumed a discount rate of 4.3%. A decrease in the discount rate increases our projected benefit obligation and pension expense. A 50 basis point change in the discount rate at August 30, 2014 would impact annual pension expense/income by approximately $2.0 million for the qualified plan and $30 thousand for the nonqualified plan.

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

During the fourth quarter of fiscal 2012, we entered into two treasury rate locks, each with a notional amount of $100 million. These agreements were cash flow hedges used to hedge the exposure to variability in future cash flows resulting from changes in variable interest rates related to the $300 million Senior Note debt issuance in November 2012. The fixed rates of the hedges were 2.07% and 1.92% and were benchmarked based on the 10-year U.S. treasury notes. These locks expired on November 1, 2012 and resulted in a loss of $5.1 million, which has been deferred in Accumulated other comprehensive loss and is being reclassified to Interest expense over the life of the underlying debt. The hedges remained highly effective until they expired, and no ineffectiveness was recognized in earnings.

During the third quarter of fiscal 2012, we entered into two treasury rate locks. These agreements were designated as cash flow hedges and were used to hedge the exposure to variability in future cash flows resulting from changes in variable interest rates related to the $500 million Senior Note debt issuance in April 2012. The treasury rate locks had notional amounts of $300 million and $100 million with associated fixed rates of 2.09% and 2.07% respectively. The locks were benchmarked based on the 10-year U.S. treasury notes. These locks expired on April 20, 2012 and resulted in a loss of $2.8 million, which has been deferred in Accumulated other comprehensive loss and is being reclassified to Interest expense over the life of the underlying debt. The hedges remained highly effective until they expired, and no ineffectiveness was recognized in earnings.

The fair value of our debt was estimated at $4.480 billion as of August 30, 2014, and $4.259 billion as of August 31, 2013, based on the quoted market prices for the same or similar debt issues or on the current rates available to us for debt having the same remaining maturities. Such fair value is greater than the carrying value of debt by $136.6 million and $72.2 million at August 30, 2014 and August 31, 2013, respectively. We had $893.8 million of variable rate debt outstanding at August 30, 2014, and $637.0 million of variable rate debt outstanding at August 31, 2013. In fiscal 2014, at this borrowing level for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable impact on our pre-tax earnings and cash flows of approximately $8.9 million. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $3.450 billion at August 30, 2014, and $3.550 billion at August 31, 2013. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by approximately $156.1 million at August 30, 2014.

Fuel Price Risk

From time to time, we utilize fuel swap contracts in order to lower fuel cost volatility in our operating results. Historically, the instruments were executed to economically hedge a portion of our diesel and unleaded fuel exposure. However, we have not designated the fuel swap contracts as hedging instruments; and therefore, the contracts have not qualified for hedge accounting treatment. We did not enter into any fuel swap contracts during fiscal 2014, fiscal 2013 or fiscal 2012.

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

We view our investments in Mexican subsidiaries as long-term. As a result, we generally do not hedge these net investments. The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the year-end exchange rates was $439.2 million at August 30, 2014 and $378.7 million at August 31, 2013. The year-end exchange rates with respect to the Mexican peso increased by approximately 1.9% with respect to the U.S. dollar during fiscal 2014 and decreased by approximately 1.1% during fiscal 2013. The potential loss in value of our net assets in the Mexican subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at August 30, 2014 and August 31, 2013, would be approximately $39.9 million and approximately $34.4 million, respectively. Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the foreign currency translation component of Accumulated other comprehensive loss, unless the Mexican subsidiaries are sold or otherwise disposed.

A hypothetical 10 percent adverse change in average exchange rates would not have a material impact on our results of operations.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting includes, among other things, defined policies and procedures for conducting and governing our business, sophisticated information systems for processing transactions and properly trained staff. Mechanisms are in place to monitor the effectiveness of our internal control over financial reporting, including regular testing performed by the Company’s internal audit team. Actions are taken to correct deficiencies as they are identified. Our procedures for financial reporting include the active involvement of senior management, our Audit Committee and a staff of highly qualified financial and legal professionals.

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of August 30, 2014, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of August 30, 2014.

Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting as of August 30, 2014 is included in this Annual Report on Form 10-K.

/s/ WILLIAM C. RHODES, III
William C. Rhodes, III
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ WILLIAM T. GILES
William T. Giles
Chief Financial Officer and Executive
Vice President – Finance, Information
Technology and ALLDATA
(Principal Financial Officer)

Certifications

Compliance with NYSE Corporate Governance Listing Standards

On January 3, 2014, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Rule 13a-14(a) Certifications of Principal Executive Officer and Principal Financial Officer

The Company has filed, as exhibits to its Annual Report on Form 10-K for the fiscal year ended August 30, 2014, the certifications of its Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AutoZone, Inc.

We have audited AutoZone, Inc.’s internal control over financial reporting as of August 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (the “COSO criteria”). AutoZone, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on AutoZone, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, AutoZone, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AutoZone, Inc. as of August 30, 2014 and August 31, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended August 30, 2014 of AutoZone, Inc. and our report dated October 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

October 27, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AutoZone, Inc.

We have audited the accompanying consolidated balance sheets of AutoZone, Inc. as of August 30, 2014 and August 31, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended August 30, 2014. These financial statements are the responsibility of AutoZone, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoZone, Inc. as of August 30, 2014 and August 31, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 30, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AutoZone, Inc.’s internal control over financial reporting as of August 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework and our report dated October 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

October 27, 2014

Consolidated Statements of Income

	Year Ended
(in thousands, except per share data)	August 30, 2014 (52 weeks)	August 31, 2013 (53 weeks)	August 25, 2012 (52 weeks)

Net sales	$9,475,313	$9,147,530	$8,603,863
Cost of sales, including warehouse and delivery expenses	4,540,406	4,406,595	4,171,827

Gross profit	4,934,907	4,740,935	4,432,036
Operating, selling, general and administrative expenses	3,104,684	2,967,837	2,803,145

Operating profit	1,830,223	1,773,098	1,628,891
Interest expense, net	167,509	185,415	175,905

Income before income taxes	1,662,714	1,587,683	1,452,986
Income tax expense	592,970	571,203	522,613

Net income	$1,069,744	$1,016,480	$930,373

Weighted average shares for basic earnings per share	33,267	35,943	38,696
Effect of dilutive stock equivalents	615	638	929

Weighted average shares for diluted earnings per share	33,882	36,581	39,625

Basic earnings per share	$32.16	$28.28	$24.04

Diluted earnings per share	$31.57	$27.79	$23.48

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Year Ended
(in thousands)	August 30, 2014 (52 weeks)	August 31, 2013 (53 weeks)	August 25, 2012 (52 weeks)

Net income	$1,069,744	$1,016,480	$930,373

Other comprehensive income (loss):
Pension liability adjustments, net of taxes(1)	(12,959)	43,106	(17,262)
Foreign currency translation adjustments	4,647	(12,216)	(13,866)
Unrealized loss on marketable securities, net of taxes(2)	101	(376)	(128)
Net derivative activity, net of taxes(3)	96	711	(1,066)

Total other comprehensive (loss) income	(8,115)	31,225	(32,322)

Comprehensive income	$1,061,629	$1,047,705	$898,051

(1)	Pension liability adjustments are presented net of taxes of $8,287 in 2014, $27,972 in 2013, and $29,744 in 2012
(2)	Unrealized losses on marketable securities are presented net of taxes of $54 in 2014, $202 in 2013 and $69 in 2012
(3)	Net derivative activities are presented net of taxes of $87 in 2014, $440 in 2013, and $4,800 in 2012

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(in thousands)	August 30, 2014	August 31, 2013

Assets
Current assets:
Cash and cash equivalents	$124,485	$142,191
Accounts receivable	200,899	171,638
Merchandise inventories	3,140,100	2,861,014
Other current assets	110,420	101,443
Deferred income taxes	4,708	1,727

Total current assets	3,580,612	3,278,013

Property and equipment:
Land	925,359	862,565
Buildings and improvements	2,802,265	2,607,751
Equipment	1,254,445	1,122,821
Leasehold improvements	368,326	341,182
Construction in progress	150,279	124,206

	5,500,674	5,058,525
Less: Accumulated depreciation and amortization	2,190,199	1,987,164

	3,310,475	3,071,361

Goodwill	367,829	367,829
Deferred income taxes	45,137	4,069
Other long-term assets	213,805	170,817

	626,771	542,715

	$7,517,858	$6,892,089

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,609,199	$3,307,535
Accrued expenses and other	481,894	467,831
Income taxes payable	41,200	17,129
Deferred income taxes	227,891	202,922
Short-term borrowings	180,910	173,733

Total current liabilities	4,541,094	4,169,150

Long-term debt	4,162,890	4,013,267
Other long-term liabilities	435,731	396,991

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 33,858 shares issued and 32,304 shares outstanding in 2014 and 36,768 shares issued and 34,293 shares outstanding in 2013	339	368
Additional paid-in capital	843,504	814,457
Retained deficit	(1,529,123)	(1,378,936)
Accumulated other comprehensive loss	(128,903)	(120,788)
Treasury stock, at cost	(807,674)	(1,002,420)

Total stockholders’ deficit	(1,621,857)	(1,687,319)

	$7,517,858	$6,892,089

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended
(in thousands)	August 30, 2014 (52 weeks)	August 31, 2013 (53 weeks)	August 25, 2012 (52 weeks)

Cash flows from operating activities:
Net income	$1,069,744	$1,016,480	$930,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	251,267	227,251	211,831
Amortization of debt origination fees	6,856	8,239	8,066
Income tax benefit from exercise of stock options	(23,771)	(66,752)	(63,041)
Deferred income taxes	(14,698)	19,704	25,557
Share-based compensation expense	39,390	37,307	33,363
Changes in operating assets and liabilities:
Accounts receivable	(27,963)	(8,196)	(21,276)
Merchandise inventories	(276,834)	(232,846)	(167,914)
Accounts payable and accrued expenses	285,091	356,935	197,406
Income taxes payable	46,555	61,003	56,754
Other, net	(14,403)	(4,114)	12,862

Net cash provided by operating activities	1,341,234	1,415,011	1,223,981

Cash flows from investing activities:
Capital expenditures	(438,116)	(414,451)	(378,054)
Acquisition of business	—	(116,084)	—
Purchase of intangibles	(11,112)	—	—
Purchase of marketable securities	(49,736)	(44,469)	(45,665)
Proceeds from sale of marketable securities	46,796	37,944	42,385
Proceeds from disposal of capital assets	4,200	9,765	6,573

Net cash used in investing activities	(447,968)	(527,295)	(374,761)

Cash flows from financing activities:
Net proceeds (payments) of commercial paper	256,800	123,600	(54,200)
Net payments of short-term borrowings	—	(4,948)	(27,071)
Proceeds from issuance of debt	400,000	800,000	500,000
Repayment of debt	(500,000)	(500,000)	—
Net proceeds from sale of common stock	42,034	97,154	75,343
Purchase of treasury stock	(1,099,212)	(1,387,315)	(1,362,869)
Income tax benefit from exercise of stock options	23,771	66,752	63,041
Payments of capital lease obligations	(32,656)	(27,545)	(26,750)
Other	(2,294)	(14,720)	(10,927)

Net cash used in financing activities	(911,557)	(847,022)	(843,433)

Effect of exchange rate changes on cash	585	(1,596)	(300)

Net (decrease) increase in cash and cash equivalents	(17,706)	39,098	5,487
Cash and cash equivalents at beginning of year	142,191	103,093	97,606

Cash and cash equivalents at end of year	$124,485	$142,191	$103,093

Supplemental cash flow information:
Interest paid, net of interest cost capitalized	$166,477	$174,037	$161,797

Income taxes paid	$556,974	$498,587	$443,666

Assets acquired through capital lease	$64,927	$71,117	$74,726

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Deficit

(in thousands)	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at August 27, 2011	44,084	$441	$591,384	$(643,998)	$(119,691)	$(1,082,368)	$(1,254,232)
Net income				930,373			930,373
Total other comprehensive loss					(32,322)		(32,322)
Purchase of 3,795 shares of treasury stock						(1,362,869)	(1,362,869)
Retirement of treasury shares	(4,929)	(49)	(72,512)	(1,319,572)		1,392,133	—
Sale of common stock under stock options and stock purchase plans	714	7	75,336				75,343
Share-based compensation expense			32,641				32,641
Income tax benefit from exercise of stock options			63,041				63,041

Balance at August 25, 2012	39,869	399	689,890	(1,033,197)	(152,013)	(1,053,104)	(1,548,025)
Net income				1,016,480			1,016,480
Total other comprehensive income					31,225		31,225
Purchase of 3,511 shares of treasury stock						(1,387,315)	(1,387,315)
Retirement of treasury shares	(3,876)	(39)	(75,743)	(1,362,218)		1,438,000	—
Sale of common stock under stock options and stock purchase plans	775	8	97,146				97,154
Share-based compensation expense			36,412				36,412
Income tax benefit from exercise of stock options			66,752				66,752
Other				(1)		(1)	(2)

Balance at August 31, 2013	36,768	368	814,457	(1,378,936)	(120,788)	(1,002,420)	(1,687,319)
Net income				1,069,744			1,069,744

Total other comprehensive loss					(8,115)		(8,115)
Purchase of 2,232 shares of treasury stock						(1,099,212)	(1,099,212)
Retirement of treasury shares	(3,153)	(32)	(73,995)	(1,219,931)		1,293,958	—
Sale of common stock under stock options and stock purchase plans	243	3	42,031				42,034
Share-based compensation expense			37,240				37,240
Income tax benefit from exercise of stock options			23,771				23,771

Balance at August 30, 2014	33,858	$339	$843,504	$(1,529,123)	$(128,903)	$(807,674)	$(1,621,857)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

Business: AutoZone, Inc. and its wholly owned subsidiaries (“AutoZone” or the “Company”) are principally a retailer and distributor of automotive parts and accessories. At the end of fiscal 2014, the Company operated 4,984 stores in the United States (“U.S.”), including Puerto Rico; 402 stores in Mexico; and five stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At the end of fiscal 2014, 3,845 of the domestic stores and select stores in Mexico and Brazil had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. The Company also sells the ALLDATA brand automotive diagnostic and repair software through www.alldata.com. Additionally, the Company sells automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and accessories and performance parts through www.autoanything.com, and its commercial customers can make purchases through www.autozonepro.com. The Company does not derive revenue from automotive repair or installation services.

Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks ending on the last Saturday in August. Fiscal 2014 represented 52 weeks, fiscal 2013 represented 53 weeks, and fiscal 2012 represented 52 weeks.

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

Cash and Cash Equivalents: Cash equivalents consist of investments with original maturities of 90 days or less at the date of purchase. Cash equivalents include proceeds due from credit and debit card transactions with settlement terms of less than 5 days. Credit and debit card receivables included within cash and cash equivalents were $43.9 million at August 30, 2014 and $39.8 million at August 31, 2013.

Cash balances are held in various locations around the world. As of August 30, 2014, and August 31, 2013, cash and cash equivalents of $19.3 million and $38.2 million, respectively, were held outside of the U.S. and were generally utilized to support liquidity needs in foreign operations. The Company intends to continue to permanently reinvest the cash held outside of the U.S. in its foreign operations.

Accounts Receivable: Accounts receivable consists of receivables from commercial customers and vendors, and are presented net of an allowance for uncollectible accounts. AutoZone routinely grants credit to certain of its commercial customers. The risk of credit loss in its trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms and sales to a large number of customers, as well as the low dollar value per transaction for most of its sales. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable. Historically, credit losses have been within management’s expectations and the allowances for uncollectible accounts were $2.9 million at August 30, 2014, and $2.9 million at August 31, 2013.

Merchandise Inventories: Inventories are stated at the lower of cost or market using the last-in, first-out method for domestic inventories and the first-in, first out (“FIFO”) method for Mexico and Brazil inventories. Included in inventory are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on our merchandise purchases, was $307.2 million at August 30, 2014, and $283.7 million at August 31, 2013.

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

Impairment of Long-Lived Assets: The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such an event occurs, the Company compares the sum of the undiscounted expected future cash flows of the asset (asset group) with the carrying amounts of the asset. If the undiscounted expected future cash flows are less than the carrying value of the assets, the Company measures the amount of impairment loss as the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no material impairment losses recorded in the three years ended August 30, 2014.

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

Intangible Assets: Intangible assets consist of assets from the acquisition of AutoAnything and assets purchased relating to ALLDATA operations, and include technology, non-compete agreements, customer relationships and trade name. Amortizing intangible assets are amortized over periods ranging from 3 to 10 years. Non-amortizing intangibles are reviewed at least annually for impairment by comparing the carrying amount to fair value. The Company performs its annual impairment assessment in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. Refer to “Note N – Goodwill and Intangibles” for additional disclosures regarding the Company’s intangible assets and impairment assessment.

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

Foreign Currency: The Company accounts for its Mexican, Brazilian, European, and Canadian operations using the Mexican peso and the Brazilian real, euro, and Canadian dollar as the functional currencies and converts its financial statements from these currencies to U.S. dollars. The cumulative loss on currency translation is recorded as a component of Accumulated other comprehensive loss and approximated $57.8 million at August 30, 2014, and $62.5 million at August 31, 2013.

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

Deferred Rent: The Company recognizes rent expense on a straight-line basis over the course of the lease term, which includes any reasonably assured renewal periods, beginning on the date the Company takes physical possession of the property (see “Note O – Leases”). Differences between this calculated expense and cash payments are recorded as a liability within the Accrued expenses and other and Other long-term liabilities captions in the accompanying Consolidated Balance Sheets, based on the terms of the lease. Deferred rent approximated $104.6 million as of August 30, 2014, and $96.5 million as of August 31, 2013.

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

The Company expenses advertising costs as incurred. Advertising expense, net of vendor promotional funds, was $84.7 million in fiscal 2014, $83.7 million in fiscal 2013, and $74.7 million in fiscal 2012. Vendor promotional funds, which reduced advertising expense, amounted to $28.4 million in fiscal 2014, $24.4 million in fiscal 2013, and $19.7 million in fiscal 2012.

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

Earnings per Share: Basic earnings per share is based on the weighted average outstanding common shares. Diluted earnings per share is based on the weighted average outstanding common shares adjusted for the effect of common stock equivalents, which are primarily stock options. There were 1,000 stock options excluded from the diluted earnings per share computation because they would have been anti-dilutive as of August 30, 2014. There were 8,600 options excluded for the year ended August 31, 2013, and 30,000 options excluded for the year ended August 25, 2012.

Share-Based Payments: Share-based payments include stock option grants and certain other transactions under the Company’s stock plans. The Company recognizes compensation expense for its share-based payments based on the fair value of the awards. See “Note B – Share-Based Payments” for further discussion.

Risk and Uncertainties: In fiscal 2014, one class of similar products accounted for approximately 10 percent of the Company’s total revenues, and one vendor supplied more than 10 percent of the Company’s total purchases. No other class of similar products accounted for 10 percent or more of total revenues, and no other individual vendor provided more than 10 percent of total purchases.

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under ASU 2013-11, an entity is required to disclose a liability related to an unrecognized tax benefit as an offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward if certain criteria are met. In situations of a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. The standard is effective prospectively for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company elected to early adopt this standard effective August 30, 2014, and it had no material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company is in the process of evaluating the impact of the provision of ASU 2014-09 on its consolidated financial statements. This update will be effective for the Company at the beginning of its fiscal 2018 year.

Note B – Share-Based Payments

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $39.4 million for fiscal 2014, $37.3 million for fiscal 2013, and $33.4 million for fiscal 2012. As of August 30, 2014, share-based compensation expense for unvested awards not yet recognized in earnings is $25.2 million and will be recognized over a weighted average period of 2.5 years. Tax deductions in excess of recognized compensation cost are classified as a financing cash inflow.

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

In addition to the 2011 Plan, on December 15, 2010, the Company adopted the 2011 Director Compensation Program (the “2011 Program”), which stated that non-employee directors would receive their compensation in awards of restricted stock units under the 2011 Plan. Under the 2011 Program, restricted stock units are granted the first day of each calendar quarter. The number of restricted stock units granted each quarter is determined by dividing one-fourth of the amount of the annual retainer by the fair market value of the shares of common stock as of the grant date. The restricted stock units are fully vested on the date they are issued and are paid in shares of the Company’s common stock subsequent to the non-employee director ceasing to be a member of the Board.

The 2011 Program replaced the 2003 Comp Plan and the 2003 Option Plan. Under the 2003 Comp Plan, non-employee directors could receive no more than one-half of their director fees immediately in cash, and the remainder of the fees was required to be taken in common stock or stock appreciation rights. The director had the option to elect to receive up to 100% of the fees in stock or defer all or part of the fees in units with value equivalent to the value of shares of common stock as of the grant date. At August 30, 2014, the Company has $9.7 million accrued related to 17,990 outstanding units issued under the 2003 Comp Plan and prior plans, and there was $7.6 million accrued related to 17,990 outstanding units issued as of August 31, 2013. No additional shares of stock or units will be issued in future years under the 2003 Comp Plan.

Under the 2003 Option Plan, each non-employee director received an option grant on January 1 of each year, and each new non-employee director received an option to purchase 3,000 shares upon election to the Board, plus a portion of the annual directors’ option grant prorated for the portion of the year actually served. These stock option grants were made at the fair market value as of the grant date and generally vested three years from the grant date. There were 46,000 and 51,000 outstanding options under the 2003 Option Plan as of August 30, 2014 and August 31, 2013, respectively. No additional shares of stock will be issued in future years under the 2003 Option Plan.

During the second quarter of fiscal 2014, the Company adopted the 2014 Director Compensation Program (the “Program”), which states that non-employee directors will receive their compensation in awards of restricted stock units under the 2011 Equity Incentive Award Plan, with an option for a certain portion of a director’s compensation to be paid in cash at the non-employee director’s election. The Program replaces the 2011 Director Compensation Program. Under the Program, restricted stock units are granted January 1 of each year (the “Grant Date”). The number of restricted stock units is determined by dividing the amount of the annual retainer by the fair market value of the shares of common stock as of the Grant Date. The restricted stock units are fully vested on January 1 of each year and are paid in shares of the Company’s common stock on the earlier to occur of the fifth anniversary of the Grant Date or the date the non-employee director ceases to be a member of the Board (“Separation from Service”). Non-employee directors may elect to defer receipt of the restricted stock units until their Separation from Service. The cash portion of the award, if elected, is paid ratably over the remaining calendar quarters.

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

	Year Ended
	August 30, 2014	August 31, 2013	August 25, 2012

Expected price volatility	23%	29%	28%
Risk-free interest rates	1.0%	0.5%	0.7%
Weighted average expected lives (in years)	5.2	5.2	5.4
Forfeiture rate	9%	10%	10%
Dividend yield	0%	0%	0%

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

The weighted average grant date fair value of options granted was $96.97 during fiscal 2014, $98.58 during fiscal 2013, and $94.71 during fiscal 2012. The intrinsic value of options exercised was $70.6 million in fiscal 2014, $194.6 million in fiscal 2013, and $176.5 million in fiscal 2012. The total fair value of options vested was $27.7 million in fiscal 2014, $26.6 million in fiscal 2013, and $23.8 million in fiscal 2012.

The Company generally issues new shares when options are exercised. The following table summarizes information about stock option activity for the year ended August 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding – August 31, 2013	1,795,988	$228.95
Granted	348,615	426.05
Exercised	(241,090)	175.60
Cancelled	(64,625)	342.40

Outstanding – August 30, 2014	1,838,888	269.32	6.28	$495,611

Exercisable	1,020,283	187.07	4.79	358,902

Expected to vest	818,605	371.84	8.14	124,403

Available for future grants	1,781,027

The Company recognized $1.7 million in expense related to the discount on the selling of shares to employees and executives under various share purchase plans in fiscal 2014, $1.5 million in fiscal 2013 and $1.5 million in fiscal 2012. The Sixth Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan (the “Employee Plan”), which is qualified under Section 423 of the Internal Revenue Code, permits all eligible employees to purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the Employee Plan, 15,355 shares were sold to employees in fiscal 2014, 18,228 shares were sold to employees in fiscal 2013, and 19,403 shares were sold to employees in fiscal 2012. The Company repurchased 16,013 shares at fair value in fiscal 2014, 22,915 shares at fair value in fiscal 2013, and 24,113 shares at fair value in fiscal 2012 from employees electing to sell their stock. Issuances of shares under the Employee Plan are netted against repurchases and such repurchases are not included in share repurchases disclosed in “Note K – Stock Repurchase Program.” At August 30, 2014, 219,389 shares of common stock were reserved for future issuance under the Employee Plan.

Once executives have reached the maximum purchases under the Employee Plan, the Fifth Amended and Restated Executive Stock Purchase Plan (the “Executive Plan”) permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases under the Executive Plan were 3,028 shares in fiscal 2014, 3,454 shares in fiscal 2013, and 3,937 shares in fiscal 2012. At August 30, 2014, 245,925 shares of common stock were reserved for future issuance under the Executive Plan.

Note C – Accrued Expenses and Other

Accrued expenses and other consisted of the following:

(in thousands)	August 30, 2014	August 31, 2013

Medical and casualty insurance claims (current portion)	$74,010	$66,133
Accrued compensation, related payroll taxes and benefits	159,315	137,165
Property, sales, and other taxes	77,332	90,944
Accrued interest	32,923	40,442
Accrued gift cards	30,842	32,160
Accrued sales and warranty returns	17,322	14,171
Capital lease obligations	36,505	32,246
Other	53,645	54,570

	$481,894	$467,831

The Company retains a significant portion of the insurance risks associated with workers’ compensation, employee health, general, products liability, property and vehicle insurance. A portion of these self-insured losses is managed through a wholly owned insurance captive. The Company maintains certain levels for stop-loss coverage for each self-insured plan in order to limit its liability for large claims. The limits are per claim and are $1.5 million for workers’ compensation and property, $0.7 million for employee health, and $1.0 million for general, products liability, and vehicle.

Note D – Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Year Ended
(in thousands)	August 30, 2014	August 31, 2013	August 25, 2012

Domestic	$1,550,203	$1,486,386	$1,373,142
International	112,511	101,297	79,844

	$1,662,714	$1,587,683	$1,452,986

The provision for income tax expense consisted of the following:

	Year Ended
(in thousands)	August 30, 2014	August 31, 2013	August 25, 2012

Current:
Federal	$516,983	$466,803	$424,895
State	54,481	46,494	47,386
International	36,204	38,202	24,775

	607,668	551,499	497,056

Deferred:
Federal	(762)	16,816	33,679
State	(7,752)	3,139	(2,822)
International	(6,184)	(251)	(5,300)

	(14,698)	19,704	25,557

Income tax expense	$592,970	$571,203	$522,613

A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate of 35% to income before income taxes is as follows:

	Year Ended
(in thousands)	August 30, 2014	August 31, 2013	August 25, 2012

Federal tax at statutory U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net	1.8%	2.0%	2.0%
Other	(1.1%)	(1.0%)	(1.0%)

Effective tax rate	35.7%	36.0%	36.0%

Significant components of the Company’s deferred tax assets and liabilities were as follows:

(in thousands)	August 30, 2014	August 31, 2013

Deferred tax assets:
Net operating loss and credit carryforwards	$40,507	$41,785
Insurance reserves	16,354	16,237
Accrued benefits	79,932	67,350
Pension	21,493	18,004
Other	43,078	45,597

Total deferred tax assets	201,364	188,973
Less: Valuation allowances	(10,604)	(11,593)

	190,760	177,380
Deferred tax liabilities:
Property and equipment	(59,016)	(84,512)
Inventory	(273,005)	(262,653)
Other	(36,785)	(27,341)

Total deferred tax liabilities	(368,806)	(374,506)

Net deferred tax liability	$(178,046)	$(197,126)

Deferred taxes are not provided for temporary differences of approximately $345.0 million at August 30, 2014, and $260.0 million at August 31, 2013, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.

At August 30, 2014 and August 31, 2013, the Company had deferred tax assets of $11.2 million and $8.7 million, respectively, from net operating loss (“NOL”) carryforwards available to reduce future taxable income totaling approximately $87.6 million and $75.5 million, respectively. Certain NOLs have no expiration date and others will expire, if not utilized, in various years from fiscal 2016 through 2033. At August 30, 2014 and August 31, 2013, the Company had deferred tax assets for income tax credit carryforwards of $29.3 million and $33.1 million, respectively. Certain income tax credit carryforwards have no expiration and others will expire, if not utilized, in various years from fiscal 2015 through 2026.

At August 30, 2014 and August 31, 2013, the Company had a valuation allowance of $10.6 million and $11.6 million, respectively, on deferred tax assets associated with NOL and tax credit carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized. Management believes it is more likely than not that the remaining deferred tax assets will be fully realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	August 30, 2014	August 31, 2013

Beginning balance	$30,643	$27,715
Additions based on tax positions related to the current year	7,857	7,015
Additions for tax positions of prior years	2,114	2,758
Reductions for tax positions of prior years	(1,355)	(470)
Reductions due to settlements	(2,074)	(3,019)
Reductions due to statute of limitations	(4,057)	(3,356)

Ending balance	$33,128	$30,643

Included in the August 30, 2014 and the August 31, 2013 balances are $19.1 million and $20.1 million, respectively, of unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate.

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had $4.3 million and $4.7 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at August 30, 2014 and August 31, 2013, respectively.

The Company files U.S. federal, U.S. state and local, and international income tax returns. The U.S. Internal Revenue Service has completed exams on U.S. federal income tax returns for years 2009 and prior. With few exceptions, the Company is no longer subject to state and local or Non-U.S. examinations by tax authorities for years before 2010. The Company is typically engaged in various tax examinations at any given time by U.S. federal, state and local, and international taxing jurisdictions. As of August 30, 2014, the Company estimates that the amount of unrecognized tax benefits could be reduced by approximately $0.4 million over the next twelve months as a result of tax audit settlements. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	August 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$9,801	$599	$—	$10,400
Other long-term assets	53,133	21,722	—	74,855

	$62,934	$22,321	$—	$85,255

	August 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$16,386	$24	$—	$16,410
Other long-term assets	49,011	16,740	—	65,751

	$65,397	$16,764	$—	$82,161

Contingent consideration	$—	$—	$(242)	$(242)

At August 30, 2014, the fair value measurement amounts for assets and liabilities recorded in the accompanying Consolidated Balance Sheet consisted of short-term marketable securities of $10.4 million, which are included within Other current assets and long-term marketable securities of $74.9 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. A discussion on how the Company’s cash flow hedges are valued is included in “Note H – Derivative Financial Instruments,” while the fair value of the Company’s pension plan assets are disclosed in “Note L – Pension and Savings Plans.”

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

During the fourth quarter of fiscal 2013, the Company determined AutoAnything was not likely to achieve the operating income targets necessary to earn the contingent consideration. Therefore, the contingent consideration was adjusted to reflect the fair value at August 31, 2013 of $0.2 million, resulting in a decrease to the contingent consideration liability of $23.3 million during the fourth quarter of fiscal 2013. As of August 31, 2013, the contingent liability is reflected as a current liability of $0.1 million in Accrued expenses and other and a non-current liability of $0.1 million in Other long-term liabilities in the accompanying Consolidated Balance Sheet. The remaining balance of the contingent consideration liability was written off in fiscal 2014. A discussion of the acquisition is included in “Note M – Acquisition.”

The change in the fair value of the contingent consideration liability is summarized as follows:

(in thousands)	August 30, 2014	August 31, 2013

Fair value – beginning of period	$(242)	$—
Fair value of contingent consideration issued during the period	—	(22,678)
Change in fair value	242	22,436

Fair value – end of period	$—	$(242)

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. The assets could include assets acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. During the fourth quarter of fiscal 2013, the Company recorded a goodwill impairment charge of $18.3 million related to the acquisition of AutoAnything and an impairment charge of $4.1 million of AutoAnything’s trade name in order to record these assets at fair value. The fair value remeasurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in the fair value hierarchy. See “Note N – Goodwill and Intangibles” for further discussion. During fiscal 2014, 2013 and fiscal 2012, the Company did not have any other significant non-financial assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

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

Note F – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model”. Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	August 30, 2014
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$37,265	$137	$(15)	$37,387
Government bonds	16,822	16	(1)	16,837
Mortgage-backed securities	8,791	22	(77)	8,736
Asset-backed securities and other	22,260	35	—	22,295

	$85,138	$210	$(93)	$85,255

	August 31, 2013
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$27,803	$148	$(67)	$27,884
Government bonds	21,372	18	(67)	21,323
Mortgage-backed securities	7,198	24	(138)	7,084
Asset-backed securities and other	25,825	50	(5)	25,870

	$82,198	$240	$(277)	$82,161

The debt securities held at August 30, 2014, had effective maturities ranging from less than one year to approximately 3 years. The Company did not realize any material gains or losses on its sale of marketable securities during fiscal 2014, fiscal 2013, or fiscal 2012.

The Company holds 29 securities that are in an unrealized loss position of approximately $93 thousand at August 30, 2014. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and its intent and ability to hold the investments until maturity or until recovery of fair value.

During the second quarter of fiscal 2014, the Company’s insurance captive transferred $28.2 million of its marketable securities to a trust account to secure its obligations to an insurance company related to future workers compensation and casualty losses. These securities held by the trust account are included above in total marketable securities.

Note G – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss, consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total

Balance at August 25, 2012	$(93,967)	$(50,267)	$351		$(8,130)	$(152,013)
Other comprehensive income (loss) before reclassifications	34,178	(12,216)	(271)		—	21,691
Amounts reclassified from Accumulated other comprehensive loss (1)	8,928 (2)	—	(105	)(4)	711 (5)	9,534

Balance at August 31, 2013	(50,861)	(62,483)	(25)		(7,419)	(120,788)
Other comprehensive (loss) income before reclassifications	(17,155)	4,647	157		—	(12,351)
Amounts reclassified from Accumulated other comprehensive loss (1)	4,196 (2)	—	(56	)(4)	96 (5)	4,236

Balance at August 30, 2014	$(63,820)	$(57,836)	$76		$(7,323)	$(128,903)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $2,683 in fiscal 2014 and $5,793 in fiscal 2013, which is recorded in Operating, selling, general and administrative expenses on the Consolidated Statements of Income. See “Note L – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized (losses) gains on marketable securities, net of taxes of $30 in fiscal 2014 and $56 in fiscal 2013, which is recorded in Operating, selling, general, and administrative expenses on the Consolidated Statements of Income. See “Note F – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $87 in fiscal 2014 and $440 is fiscal 2013, which is recorded in Interest expense, net, on the Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

The 2014 pension actuarial loss of $17.2 million and the 2013 pension actuarial gain of $34.2 million include amounts not yet reflected in periodic pension costs primarily driven by changes in the discount rate.

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

At August 30, 2014, the Company had $11.6 million recorded in Accumulated other comprehensive loss related to net realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the fiscal year ended August 30, 2014, the Company reclassified $182 thousand of net losses from Accumulated other comprehensive loss to Interest expense. In the fiscal year ended August 31, 2013, the Company reclassified $1.3 million of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $182 thousand of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note I – Financing

The Company’s debt consisted of the following:

(in thousands)	August 30, 2014	August 31, 2013

6.500% Senior Notes due January 2014, effective interest rate of 6.63%	$—	$500,000
5.750% Senior Notes due January 2015, effective interest rate of 5.89%	500,000	500,000
5.500% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.950% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
1.300% Senior Notes due January 2017, effective interest rate of 1.43%	400,000	—
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
Commercial paper, weighted average interest rate of 0.27% and 0.29% at August 30, 2014 and August 31, 2013, respectively	893,800	637,000

Total debt	4,343,800	4,187,000
Less: Short-term borrowings	180,910	173,733

Long-term debt Total debt	$4,162,890	$4,013,267

As of August 30, 2014, $893.8 million of commercial paper borrowings and $319.1 million of the 5.750% Senior Notes due January 2015 are classified as long-term in the accompanying Consolidated Balance Sheets as the Company has the ability and intent to refinance on a long-term basis through available capacity in its revolving credit facility. As of August 30, 2014, the Company had $1.213 billion of availability under its $1.25 billion revolving credit facility, expiring in September 2017 that would allow it to replace these short-term obligations with long-term financing.

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

The revolving credit facility agreement requires that the Company’s consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.50:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. The Company’s consolidated interest coverage ratio as of August 30, 2014 was 4.95:1.

In addition to the revolving credit facility, the Company also maintains a letter of credit facility that allows it to request the participating bank to issue letters of credit on its behalf up to an aggregate amount of $100 million. As of August 30, 2014, the Company has $100.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2016.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, the Company had $31.4 million in letters of credit outstanding as of August 30, 2014. These letters of credit have various maturity dates and were issued on an uncommitted basis.

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

On April 29, 2013, the Company issued $500 million in 3.125% Senior Notes due July 2023 under its Shelf Registration. Proceeds from the debt issuance on April 29, 2013, were used to repay a portion of the outstanding commercial paper borrowings, which were used to repay the $200 million in 4.375% Senior Notes due June 2013, and for general corporate purposes.

On November 13, 2012, the Company issued $300 million in 2.875% Senior Notes due January 2023 under its Shelf Registration. Proceeds from the debt issuance on November 13, 2012, were used to repay a portion of the outstanding commercial paper borrowings, which were used to repay the $300 million in 5.875% Senior Notes due in October 2012, and for general corporate purposes.

The 5.750% Senior Notes issued in July 2009 and 7.125% Senior Notes issued during August 2008, are subject to an interest rate adjustment if the debt ratings assigned to the Notes are downgraded. Further, all senior notes issued since August 2008 contain a provision that repayment of the notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs.

As of August 30, 2014, the Company was in compliance with all covenants related to its borrowing arrangements. All of the Company’s debt is unsecured. Scheduled maturities of debt are as follows:

(in thousands)	Scheduled Maturities

2015	$1,393,800
2016	500,000
2017	400,000
2018	250,000
2019	—
Thereafter	1,800,000

$4,343,800

The fair value of the Company’s debt was estimated at $4.480 billion as of August 30, 2014, and $4.259 billion as of August 31, 2013, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $136.6 million at August 30, 2014 and $72.2 million at August 31, 2013.

Note J – Interest Expense

Net interest expense consisted of the following:

	Year Ended
(in thousands)	August 30, 2014	August 31, 2013	August 25, 2012

Interest expense	$170,400	$188,324	$178,547
Interest income	(1,850)	(1,606)	(1,397)
Capitalized interest	(1,041)	(1,303)	(1,245)

	$167,509	$185,415	$175,905

Note K – Stock Repurchase Program

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Board. The program was last amended on June 17, 2014 to increase the repurchase authorization to $14.9 billion from $14.15 billion. From January 1998 to August 30, 2014, the Company has repurchased a total of 136.9 million shares at an aggregate cost of $14.031 billion.

The Company’s share repurchase activity consisted of the following:

	Year Ended
(in thousands)	August 30, 2014	August 31, 2013	August 25, 2012

Amount	$1,099,212	$1,387,315	$1,362,869
Shares	2,232	3,511	3,795

During the fiscal year 2014, the Company retired 3.2 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1.220 billion and decreased Additional paid-in capital by $74.0 million. During the comparable prior year period, the Company retired 3.9 million shares of treasury stock, which increased Retained deficit by $1.362 billion and decreased Additional paid-in capital by $75.7 million.

Subsequent to August 30, 2014, the Company has repurchased 374,601 shares of common stock at an aggregate cost of $190.9 million.

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

The Company’s investment strategy for pension plan assets is to utilize a diversified mix of domestic and international equity and fixed income portfolios to earn a long-term investment return that meets the Company’s pension plan obligations. The pension plan assets are invested primarily in listed securities, and the pension plans hold only a minimal investment in AutoZone common stock that is entirely at the discretion of third-party pension fund investment managers. The Company’s largest holding classes, fixed income bonds and U.S. equities, are invested with a fund manager that holds diversified portfolios. Accordingly, the Company does not have any significant concentrations of risk in particular securities, issuers, sectors, industries or geographic regions. Alternative investment strategies are in the process of being liquidated and constitute less than 1% of the pension plan assets. The Company’s investment managers are prohibited from using derivatives for speculative purposes and are not permitted to use derivatives to leverage a portfolio.

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

The fair values of investments by level and asset category and the weighted-average asset allocations of the Company’s pension plans at the measurement date are presented in the following table:

August 30, 2014
	Fair Value	Asset Allocation		Fair Value Hierarchy
(in thousands)		Actual	Target	Level 1	Level 2	Level 3

U.S. equities	$70,021	28.8%	25.8%	$—	$70,021	$—
International equities	45,521	18.7	17.2	—	45,521	—
Emerging equities	24,187	9.9	8.5	—	24,187	—
High yield securities	22,647	9.3	8.5	—	22,647	—
Alternative investments	803	0.3	—	—	—	803
Fixed income securities	67,652	27.8	40.0	—	67,652	—
Cash and cash equivalents	12,576	5.2	—	—	12,576	—

	$243,407	100.0%	100.0%	$—	$242,604	$803

August 31, 2013
	Fair Value	Asset Allocation		Fair Value Hierarchy
(in thousands)		Actual	Target	Level 1	Level 2	Level 3

U.S. equities	$57,931	27.9%	30.0%	$—	$57,931	$—
International equities	38,145	18.3	20.0	—	38,145	—
Emerging equities	19,030	9.1	10.0	—	19,030	—
High yield securities	19,858	9.5	10.0	—	19,858	—
Alternative investments	1,226	0.6	—	—	—	1,226
Fixed income securities	59,500	28.6	30.0	—	59,500	—
Cash and cash equivalents	12,430	6.0	—	—	12,430	—

	$208,120	100.0%	100.0%	$—	$206,894	$1,226

The asset allocations in the charts above include $12.6 million and $11.0 million in cash contributions made prior to the balance sheet date of August 30, 2014, and August 31, 2013, respectively. Subsequent to August 30, 2014, and August 31, 2013, these cash contributions were allocated to the pension plan investments in accordance with the targeted asset allocation.

In August 2014, the Company’s Investment Committee approved a revised asset allocation target for the investments held by the pension plan. Based on the revised asset allocation target, the expected long-term rate of return on plan assets changed from 7.5% for the year ended August 30, 2014, to 7.0% for the year ending August 29, 2015.

The change in fair value of Level 3 assets that use significant unobservable inputs is presented in the following table:

(in thousands)	Level 3 Assets

Beginning balance – August 31, 2013	$1,226
Actual return on plan assets:
Assets held at August 30, 2014	(25)
Assets sold during the year	(11)
Sales and settlements	(387)

Ending balance – August 30, 2014	$803

The following table sets forth the plans’ funded status and amounts recognized in the Company’s Consolidated Balance Sheets:

(in thousands)	August 30, 2014	August 31, 2013

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$256,780	$305,206
Interest cost	13,070	11,746
Actuarial losses (gains)	38,659	(53,756)
Benefits paid	(7,543)	(6,416)

Benefit obligations at end of year	$300,966	$256,780

Change in Plan Assets:
Fair value of plan assets at beginning of year	$208,120	$181,409
Actual return on plan assets	25,920	16,218
Employer contributions	16,910	16,909
Benefits paid	(7,543)	(6,416)

Fair value of plan assets at end of year	$243,407	$208,120

Amount Recognized in the Statement of Financial Position:
Current liabilities	$(192)	$(124)
Long-term liabilities	(57,367)	(48,536)

Net amount recognized	$(57,559)	$(48,660)

Amount Recognized in Accumulated Other Comprehensive Loss and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss	$(104,847)	$(83,601)

Accumulated other comprehensive loss	$(104,847)	$(83,601)

Amount Recognized in Accumulated Other Comprehensive Loss and not yet reflected in Net Periodic Benefit Cost and expected to be amortized in next year’s Net Periodic Benefit Cost:
Net actuarial loss	$(8,941)	$(6,879)

Amount recognized	$(8,941)	$(6,879)

Net periodic benefit expense consisted of the following:

	Year Ended
(in thousands)	August 30, 2014	August 31, 2013	August 25, 2012

Interest cost	$13,070	$11,746	$12,214
Expected return on plan assets	(15,386)	(13,617)	(11,718)
Recognized net actuarial losses	6,879	14,721	9,795

Net periodic benefit expense	$4,563	$12,850	$10,291

The actuarial assumptions used in determining the projected benefit obligation include the following:

	Year Ended
	August 30, 2014	August 31, 2013	August 25, 2012

Weighted average discount rate	4.28%	5.19%	3.90%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

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

The Company makes annual contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The Company contributed $16.9 million to the plans in fiscal 2014, $16.9 million to the plans in fiscal 2013 and $15.4 million to the plans in fiscal 2012. The Company expects to contribute approximately $2.6 million to the plans in fiscal 2015; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

Based on current assumptions about future events, benefit payments are expected to be paid as follows for each of the following fiscal years. Actual benefit payments may vary significantly from the following estimates:

(in thousands)	Benefit Payments

2015	$16,979
2016	10,085
2017	10,789
2018	11,510
2019	12,125
2020 – 2024	69,765

The Company has a 401(k) plan that covers all domestic employees who meet the plan’s participation requirements. The plan features include Company matching contributions, immediate 100% vesting of Company contributions and a savings option up to 25% of qualified earnings. The Company makes matching contributions, per pay period, up to a specified percentage of employees’ contributions as approved by the Board. The Company made matching contributions to employee accounts in connection with the 401(k) plan of $15.6 million in fiscal 2014, $14.1 million in fiscal 2013 and $14.4 million in fiscal 2012.

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

During the fourth quarter of fiscal 2013, the Company determined AutoAnything was not likely to achieve the operating income targets necessary to earn the contingent consideration. Therefore, the contingent consideration was adjusted to reflect the fair value at August 31, 2013, of $0.2 million, resulting in a decrease in the contingent consideration liability of $23.3 million during the fourth quarter of fiscal 2013. The remaining balance of the contingent consideration liability was written off in fiscal 2014. See “Note E – Fair Value Measurements” for further discussion.

Note N – Goodwill and Intangibles

The changes in the carrying amount of goodwill are as follows:

(in thousands)	Auto Parts Stores	Other	Total

Net balance as of August 26, 2012	$302,645	$—	$302,645
Goodwill added through acquisition (1)	—	83,440	83,440
Goodwill adjustments (2)	—	(18,256)	(18,256)

Net balance as of August 31, 2013	302,645	65,184	367,829
Goodwill adjustments (2)	—	—	—

Net balance as of August 30, 2014	$302,645	$65,184	$367,829

(1)	See Note M for discussion of the acquisition completed during the second quarter of fiscal 2013
(2)	Total accumulated goodwill impairment for both August 30, 2014 and August 31, 2013 is $18.3 million

The Company performs its annual goodwill and intangibles impairment test in the fourth quarter of each fiscal year. In the fourth quarter of fiscal 2014, the Company concluded that its goodwill was not impaired. During the fourth quarter of fiscal 2013, the Company determined it was more likely than not that the goodwill attributed to AutoAnything was impaired. Accordingly, the Company performed a goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The Company uses the discounted cash flow methodology to determine fair value as it is considered to be the most reliable indicator of the fair values of the business. Because the fair value of the reporting unit was lower than its carrying value, the Company recorded a goodwill impairment charge of $18.3 million during the fourth quarter of fiscal 2013.

The carrying amounts of intangible assets are included in Other long-term assets as follows:

	August 30, 2014
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Technology	3-5 years	$10,570	$(3,528)	$7,042
Noncompete agreements	5 years	1,300	(443)	857
Customer relationships	3-10 years	48,376	(6,007)	42,369

		$60,246	$(9,978)	50,268

Non-amortizing intangible asset:
Trade name				24,600

Total intangible assets other than goodwill				$74,868

	August 31, 2013
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Technology	5 years	$9,700	$(1,365)	$8,335
Noncompete agreements	5 years	1,300	(183)	1,117
Customer relationships	10 years	19,000	(1,336)	17,664

		$30,000	$(2,884)	27,116

Non-amortizing intangible asset:
Trade name				24,600

Total intangible assets other than goodwill				$51,716

During fiscal year 2014, the Company purchased $30.2 million of intangible assets relating to the rights to certain customer relationships and technology assets relating to its ALLDATA operations.

As part of its annual impairment test, the Company evaluates the AutoAnything trade name for impairment in the fourth quarter of each fiscal year. In the fourth quarter of fiscal 2014, the Company concluded that AutoAnything’s trade name was not impaired. During the fourth quarter of fiscal 2013, based on the Company’s evaluation of the future discounted cash flows of AutoAnything’s trade name as compared to its carrying value, it was determined that AutoAnything’s trade name was impaired. The Company recorded an impairment charge of $4.1 million during the fourth quarter of fiscal 2013 related to the trade name. Trade name at August 30, 2014 and August 31, 2013 reflects a total accumulated impairment of $4.1 million.

Amortization expense of intangible assets for the year ended August 30, 2014 and August 31, 2013 was $7.1 million and $2.9 million, respectively.

Total future amortization expense for intangible assets that have finite lives, based on the existing intangible assets and their current estimated useful lives as of August 30, 2014, is estimated as follows:

(in thousands)	Total

2015	$8,618
2016	8,618
2017	8,353
2018	6,725
2019	6,073
Thereafter	11,881

$50,268

Note O – Leases

The Company leases some of its retail stores, distribution centers, facilities, land and equipment, including vehicles. Other than vehicle leases, most of the leases are operating leases, which include renewal options made at the Company’s election and provisions for percentage rent based on sales. Rental expense was $253.8 million in fiscal 2014, $246.3 million in fiscal 2013, and $229.4 million in fiscal 2012. Percentage rentals were insignificant.

The Company has a fleet of vehicles used for delivery to its commercial customers and stores and travel for members of field management. The majority of these vehicles are held under capital lease. At August 30, 2014, the Company had capital lease assets of $121.2 million, net of accumulated amortization of $53.6 million, and capital lease obligations of $119.6 million, of which $36.5 million is classified as Accrued expenses and other as it represents the current portion of these obligations. At August 31, 2013, the Company had capital lease assets of $107.5 million, net of accumulated amortization of $44.8 million, and capital lease obligations of $106.2 million, of which $32.2 million was classified as Accrued expenses and other.

The Company records rent for all operating leases on a straight-line basis over the lease term, including any reasonably assured renewal periods and the period of time prior to the lease term that the Company is in possession of the leased space for the purpose of installing leasehold improvements. Differences between recorded rent expense and cash payments are recorded as a liability in Accrued expenses and other and Other long-term liabilities in the accompanying Consolidated Balance Sheets, based on the terms of the lease. The deferred rent approximated $104.6 million on August 30, 2014, and $96.5 million on August 31, 2013.

Future minimum annual rental commitments under non-cancelable operating leases and capital leases were as follows at the end of fiscal 2014:

(in thousands)	Operating Leases	Capital Leases

2015	$244,535	$36,505
2016	236,869	36,093
2017	221,171	27,896
2018	204,744	16,318
2019	185,442	6,013
Thereafter	942,498	—

Total minimum payments required	$2,035,259	122,825

Less: Interest		(3,222)

Present value of minimum capital lease payments		$119,603

In connection with the Company’s December 2001 sale of the TruckPro business, the Company subleased some properties to the purchaser for an initial term of not less than 20 years. The Company’s remaining aggregate rental obligation at August 30, 2014 of $13.9 million is included in the above table, but the obligation is entirely offset by the sublease rental agreement.

Note P – Commitments and Contingencies

Construction commitments, primarily for new stores, totaled approximately $36.3 million at August 30, 2014.

The Company had $135.9 million in outstanding standby letters of credit and $28.1 million in surety bonds as of August 30, 2014, which all have expiration periods of less than one year. A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover reimbursement obligations to our workers’ compensation carriers. There are no additional contingent liabilities associated with these instruments as the underlying liabilities are already reflected in the consolidated balance sheet. The standby letters of credit and surety bonds arrangements have automatic renewal clauses.

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

In July 2014, the Company received a subpoena from the District Attorney of the County of Alameda, along with other environmental prosecutorial offices in the state of California, seeking documents and information related to the handling, storage and disposal of hazardous waste. The Company is cooperating fully with the request and cannot predict the ultimate outcome of these efforts.

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

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 5,391 stores in the United States, Puerto Rico, Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. The following table shows segment results for the following fiscal years:

	Year Ended
(in thousands)	August 30, 2014	August 31, 2013	August 25, 2012

Net Sales:
Auto Parts Stores	$9,132,169	$8,858,723	$8,422,559
Other	343,144	288,807	181,304

Total	$9,475,313	$9,147,530	$8,603,863

Segment Profit:
Auto Parts Stores	$4,744,501	$4,568,190	$4,292,474
Other	190,406	172,745	139,562

Gross profit	4,934,907	4,740,935	4,432,036
Operating, selling, general and administrative expenses	(3,104,684)	(2,967,837)	(2,803,145)
Interest expense, net	(167,509)	(185,415)	(175,905)

Income before income taxes	$1,662,714	$1,587,683	$1,452,986

Segment Assets:
Auto Parts Stores	$7,300,360	$6,719,885	$6,214,688
Other	217,498	172,204	50,951

Total	$7,517,858	$6,892,089	$6,265,639

Capital Expenditures:
Auto Parts Stores	$423,951	$402,028	$364,361
Other	14,165	12,423	13,693

Total	$438,116	$414,451	$378,054

Auto Parts Stores Sales by Product Grouping:
Failure	$4,274,528	$4,214,642	$3,793,963
Maintenance items	3,362,969	3,224,229	3,196,807
Discretionary	1,494,672	1,419,852	1,431,789

Auto Parts Stores net sales	$9,132,169	$8,858,723	$8,422,559

Note S – Quarterly Summary (1)

(Unaudited)

	Twelve Weeks Ended			Sixteen Weeks Ended
(in thousands, except per share data)	November 23, 2013	February 15, 2014	May 10, 2014	August 30, 2014(2)

Net sales	$2,093,578	$1,990,494	$2,341,545	$3,049,696
Gross profit	1,085,697	1,037,035	1,216,958	1,595,216
Operating profit	383,726	337,344	478,952	630,201
Income before income taxes	341,295	297,854	442,790	580,775
Net income	218,087	192,830	285,157	373,671
Basic earnings per share	6.39	5.73	8.62	11.50
Diluted earnings per share	6.29	5.63	8.46	11.28

	Twelve Weeks Ended			Seventeen Weeks Ended
(in thousands, except per share data)	November 17, 2012	February 9, 2013	May 4, 2013	August 31, 2013(2)

Net sales	$1,991,040	$1,855,198	$2,205,878	$3,095,414
Gross profit	1,031,866	961,981	1,142,713	1,604,376
Operating profit	363,276	317,571	456,030	636,220
Income before income taxes	322,172	276,248	413,939	575,324
Net income	203,452	176,247	265,583	371,199
Basic earnings per share	5.52	4.86	7.39	10.59
Diluted earnings per share	5.41	4.78	7.27	10.42

(1)	The sum of quarterly amounts may not equal the annual amounts reported due to rounding. In addition, the earnings per share amounts are computed independently for each quarter while the full year is based on the annual weighted average shares outstanding.
(2)	The fourth quarter for fiscal 2014 is based on a 16-week period while fiscal 2013 is based on a 17-week period. All other quarters presented are based on a 12-week period.

Note T – Subsequent Event

Subsequent to August 30, 2014, the Company purchased Interamerican Motor Corporation (“IMC”), the second largest distributor of OE quality import replacement parts in the United States, for approximately $80 million. IMC specializes in parts coverage for European and Asian cars, and it currently operates 17 branches. The transaction closed on September 27, 2014, and was financed with commercial paper borrowings.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of August 30, 2014, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective. During or subsequent to the quarter ended August 30, 2014, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

During the year ended August 30, 2014, we implemented several modules of a new accounting system, including a general ledger, accounts payable, fixed assets, and an accounts receivable module. The internal controls over financial reporting affected by this implementation were evaluated for design and found to be effective. Prior to implementation of the modules, user acceptance testing was performed to ensure the system was functioning as designed. Post-implementation reviews have been and will continue to be conducted by management to ensure that the internal controls surrounding the system implementation processes, key applications and the financial close process are properly designed and are operating effectively.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in Part I of this document in the section entitled “Executive Officers of the Registrant,” is incorporated herein by reference in response to this item. Additionally, the information contained in AutoZone, Inc.’s Proxy Statement dated October 27, 2014, in the sections entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.

The Company has adopted a Code of Ethical Conduct for Financial Executives that applies to its chief executive officer, chief financial officer, chief accounting officer and other financial executives. The Company has filed a copy of this Code of Ethical Conduct as Exhibit 14.1 to this Form 10-K. The Company has also made the Code of Ethical Conduct available on its investor relations website at http://www.autozoneinc.com.

Item 11. Executive Compensation

The information contained in AutoZone, Inc.’s Proxy Statement dated October 27, 2014, in the section entitled “Executive Compensation,” is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in AutoZone, Inc.’s Proxy Statement dated October 27, 2014, in the sections entitled “Security Ownership of Management and Board of Directors” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accounting Fees and Services

The information contained in AutoZone, Inc.’s Proxy Statement dated October 27, 2014, in the section entitled “Proposal 2 – Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

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

(a) Financial Statements

The following financial statements, related notes and reports of independent registered public accounting firm are filed with this Annual Report on Form 10-K in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the fiscal years ended August 30, 2014, August 31, 2013, and August 25, 2012
Consolidated Statements of Comprehensive Income for the fiscal years ended August 30, 2014, August 31, 2013, and August 25, 2012
Consolidated Balance Sheets as of August 30, 2014, and August 31, 2013
Consolidated Statements of Cash Flows for the fiscal years ended August 30, 2014, August 31, 2013, and August 25, 2012
Consolidated Statements of Stockholders’ Deficit for the fiscal years ended August 30, 2014, August 31, 2013, and August 25, 2012
Notes to Consolidated Financial Statements

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

Dated: October 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ WILLIAM C. RHODES, III	Chairman, President and Chief Executive Officer (Principal Executive Officer)	October 27, 2014
William C. Rhodes, III

/s/ WILLIAM T. GILES	Chief Financial Officer and Executive Vice President – Finance, Information Technology and ALLDATA (Principal Financial Officer)	October 27, 2014
William T. Giles

/s/ CHARLIE PLEAS, III	Senior Vice President and Controller (Principal Accounting Officer)	October 27, 2014
Charlie Pleas, III

/s/ DOUGLAS H. BROOKS	Director	October 27, 2014
Douglas H. Brooks

/s/ SUE E. GOVE	Director	October 27, 2014
Sue E. Gove

/s/ EARL G. GRAVES, JR.	Director	October 27, 2014
Earl G. Graves, Jr.

/s/ LINDA A. GOODSPEED	Director	October 27, 2014
Linda A. Goodspeed

/s/ ENDERSON GUIMARAES	Director	October 27, 2014
Enderson Guimaraes

/s/ J.R. HYDE, III	Director	October 27, 2014
J.R. Hyde, III

/s/ D. BRYAN JORDAN	Director	October 27, 2014
D. Bryan Jordan

/s/ W. ANDREW MCKENNA	Director	October 27, 2014
W. Andrew McKenna

/s/ GEORGE R. MRKONIC, JR.	Director	October 27, 2014
George R. Mrkonic, Jr.

/s/ LUIS P. NIETO	Director	October 27, 2014
Luis P. Nieto

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K:

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Fifth Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 28, 2011.

4.1	Indenture dated as of August 8, 2003, between AutoZone, Inc. and Bank One Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (No. 333-107828) filed August 11, 2003.

4.2	Form of 5.5% Note due 2015. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated November 3, 2003.

4.3	Terms Agreement dated June 8, 2006, by and among AutoZone, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as representatives of the several underwriters named therein. Incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K dated June 13, 2006.

4.4	Form of 6.95% Senior Note due 2016. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated June 13, 2006.

4.5	Officers’ Certificate dated August 4, 2008, pursuant to Section 3.2 of the Indenture dated August 11, 2003, setting forth the terms of the 7.125% Senior Notes due 2018. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated August 4, 2008.

4.6	Form of 7.125% Senior Note due 2018. Incorporated by reference from the Form 8-K dated August 4, 2008.

4.7	Officers’ Certificate dated July 2, 2009, pursuant to Section 3.2 of the Indenture dated August 11, 2003, setting forth the terms of the 5.75% Notes due 2015. Incorporated by reference to 4.1 to the Current Report on Form 8-K dated July 2, 2009.

4.8	Form of 5.75% Senior Note due 2015. Incorporated by reference from the Form 8-K dated July 2, 2009.

4.9	Officers’ Certificate dated November 15, 2010, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 4.000% Notes due 2020. Incorporated by reference to 4.1 to the Current Report on Form 8-K dated November 15, 2010.

4.10	Form of 4.000% Senior Note due 2020. Incorporated by reference from the Form 8-K dated November 15, 2010.

4.11	Officers’ Certificate dated April 24, 2012, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 3.700% Senior Notes due 2022. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 24, 2012.

4.12	Form of 3.700% Senior Notes due 2022. Incorporated by reference from the Form 8-K dated April 24, 2012.

4.13	Officers’ Certificate dated November 13, 2012, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 2.875% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 13, 2012.

4.14	Form of 2.875% Senior Notes due 2023. Incorporated by reference from the Form 8-K dated November 13, 2012.

4.15	Officers’ Certificate dated April 29, 2013, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 29, 2013.

4.16	Form of 3.125% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated April 29, 2013.

4.17	Officer’s Certificate dated January 14, 2014, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 1.300% Senior Notes due 2017. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated January 14, 2014.

4.18	Form of 1.300% Note due 2017. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated January 14, 2014

*10.1	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended August 26, 2000.

*10.2	Third Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended August 30, 2003.

*10.3	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended November 23, 2002.

*10.4	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended November 23, 2002.

*10.5	AutoZone, Inc. 2003 Director Stock Option Plan. Incorporated by reference to Appendix C to the definitive proxy statement dated November 1, 2002, for the Annual Meeting of Stockholders held December 12, 2002.

*10.6	AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Appendix D to the definitive proxy statement dated November 1, 2002, for the Annual Meeting of Stockholders held December 12, 2002.

*10.7	Third Amendment to the AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 12, 2012.

*10.8	AutoZone, Inc. 2006 Stock Option Plan. Incorporated by reference to Appendix A to the definitive proxy statement dated October 25, 2006, for the Annual Meeting of Stockholders held December 13, 2006.

*10.9	Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended August 25, 2007.

*10.10	AutoZone, Inc. Fifth Amended and Restated Executive Stock Purchase Plan. Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K dated October 22, 2012.

*10.11	Amended and Restated AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated January 4, 2008.

*10.12	Amended and Restated AutoZone, Inc. 2003 Director Stock Option Plan. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K dated January 4, 2008.

*10.13	AutoZone, Inc. Enhanced Severance Pay Plan. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated February 15, 2008.

*10.14	Form of non-compete and non-solicitation agreement signed by each of the following executive officers: Mark A. Finestone, William T. Giles, William W. Graves, Ronald B. Griffin, Thomas B. Newbern, Charlie Pleas, III, Larry M. Roesel, Albert Saltiel, Mike A. Womack, and Kristen C. Wright; and by AutoZone, Inc. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated February 15, 2008.

*10.15	Form of non-compete and non-solicitation agreement approved by AutoZone’s Compensation Committee for execution by non-executive officers. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K dated February 15, 2008.

*10.16	Agreement dated February 14, 2008, between AutoZone, Inc. and William C. Rhodes, III. Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K dated February 15, 2008.

*10.17	Form of non-compete and non-solicitation agreement signed by each of the following officers: Jennie E. Anderson, Rebecca W. Ballou, Craig Blackwell, Brian L. Campbell, Philip B. Daniele, III, Anthony J. Dudek, Robert A. Durkin, Bill Edwards, Joseph Espinosa, Preston B. Frazer, Stephany L. Goodnight, David Goudge, Eric S. Gould, James C. Griffith, William R. Hackney, Rodney Halsell, David Klein, Trevor Klein, Thomas A. Kliman, Jeffery Lagges, Maria M. Leggett, Mitchell Major, Grantland E. McGee, Jr., Ann A. Morgan, John M. Mosunic, J. Scott Murphy, Jeffrey H. Nix, Raymond A. Pohlman, Elizabeth Rabun, Juan A. Santiago, Joe L. Sellers, Jr., Brett Shanaman, Jamey Traywick, Doug Wines, Solomon Woldeslassie, and Larry Yeske; and by AutoZone, Inc. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2008.

*10.18	Second Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and Harry L. Goldsmith dated December 29, 2008. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 30, 2008.

*10.19	AutoZone, Inc. 2010 Executive Incentive Compensation Plan, incorporated by reference to Exhibit A to the definitive proxy statement dated October 26, 2009, for the Annual Meeting of Stockholders held December 16, 2009.

*10.20	AutoZone, Inc. 2011 Equity Incentive Award Plan, incorporated by reference to Exhibit A to the definitive proxy statement dated October 25, 2010, for the Annual Meeting of Stockholders held December 15, 2010.

*10.21	Form of Stock Option Agreement under the 2006 Stock Option Plan, effective September 2010. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.22	Form of Stock Option Agreement under the 2006 Stock Option Plan for certain executive officers, effective September 2010. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.23	Form of Letter Agreement dated as of December 14, 2010, amending certain Stock Option Agreements of executive officers. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.24	AutoZone, Inc. 2011 Director Compensation Program. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.25	Performance-Based Restricted Stock Units Award Agreement dated December 15, 2010, between AutoZone, Inc. and William C. Rhodes, III, incorporated by reference to Exhibit 10.2 to the Form 8-K dated December 15, 2010.

*10.26	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated March 17, 2011.

*10.27	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for officers effective September 27, 2011. Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.28	First Amended and Restated AutoZone, Inc. Enhanced Severance Pay Plan. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated March 17, 2011.

10.29	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for officers effective September 27, 2011. Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.30	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for certain executive officers effective September 27, 2011. Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.31	Amended and Restated Credit Agreement dated as of September, 13, 2011 among AutoZone, Inc. as Borrower, the several Lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent and Swingline Lender, JPMorgan Chase Bank, N.A. as Syndication Agent, arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC as Joint Lead Arrangers and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, Wells Fargo Securities, LLC and Barclays Capital as Joint Book Runners. Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.32	Sixth Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.33	Second Amended AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 14, 2011.

*10.34	Offer letter dated May 23, 2012, to Mike A. Womack. Incorporated by reference to Exhibit 10.38 of Annual Report on Form 10-K dated October 22, 2012.

*10.35	Offer letter dated April 26, 2012, to Ronald B. Griffin. Incorporated by reference to Exhibit 10.39 of Annual Report on Form 10-K dated October 22, 2012.

*10.36	Amended Non-Compete Agreement between AutoZone, Inc. and Jon A. Bascom dated May 25, 2012. Incorporated by reference to Exhibit 10.39 of Annual Report on Form 10-K dated October 22, 2012.

*10.37	Offer letter dated February 7, 2013, to Albert Saltiel. Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q dated June 12, 2013.

*10.38	Third Amendment to the AutoZone, Inc. Executive Deferred Compensation Plan incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 12, 2012.

10.39	Master Extension, New Commitment and Amendment Agreement dated as of December 4, 2013 among AutoZone, Inc. as Borrower; Bank of America, N.A. as Administrative Agent and Swingline Lender; JPMorgan Chase Bank, N.A. as Syndication Agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC as Joint Lead Arrangers; Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, Wells Fargo Securities, LLC and Barclay’s Capital as Joint Book Runners; SunTrust Bank, U.S. Bank National Association, Wells Fargo Bank, National Association and Barclay’s Bank PLC as Documentation Agents; and the several lenders party thereto. Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q dated December 18, 2013

10.40	Underwriting Agreement, dated January 7, 2014, among AutoZone, Inc., J.P. Morgan Securities LLC, U.S. Bancorp Investments, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein. Incorporated by reference to the Current Report on Form 8-K dated January 8, 2014.

*10.41	Amended and Restated AutoZone, Inc. AutoZone, Inc. Executive Deferred Compensation Plan dated December 17, 2013. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated March 25, 2014

*10.42	AutoZone, Inc. Director Compensation Program effective January 1, 2014. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated March 25, 2014

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethical Conduct. Incorporated by reference to Exhibit 14.1 of the Annual Report on Form 10-K for the fiscal year ended August 30, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.