Form 10-Q
period 2014-11-22
AUTOZONE INC
filed 2014-12-18
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 22, 2014,

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value – 31,897,765 shares outstanding as of December 15, 2014.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	November 22, 2014	August 30, 2014
Assets
Current assets:
Cash and cash equivalents	$117,192	$124,485
Accounts receivable	195,521	200,899
Merchandise inventories	3,280,228	3,140,100
Other current assets	107,548	110,420
Deferred income taxes	7,092	4,708

Total current assets	3,707,581	3,580,612

Property and equipment:
Property and equipment	5,598,394	5,500,674
Less: Accumulated depreciation and amortization	(2,240,330)	(2,190,199)

	3,358,064	3,310,475

Goodwill	383,917	367,829
Deferred income taxes	45,723	45,137
Other long-term assets	221,816	213,805

	651,456	626,771

	$7,717,101	$7,517,858

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,690,754	$3,609,199
Accrued expenses and other	496,799	481,894
Income taxes payable	114,550	41,200
Deferred income taxes	229,626	227,891
Short-term borrowings	559,235	180,910

Total current liabilities	5,090,964	4,541,094

Long-term debt	3,862,865	4,162,890
Other long-term liabilities	426,082	435,731

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 33,951 shares issued and 31,826 shares outstanding as of November 22, 2014; 33,858 shares issued and 32,304 shares outstanding as of August 30, 2014	340	339
Additional paid-in capital	881,094	843,504
Retained deficit	(1,290,812)	(1,529,123)
Accumulated other comprehensive loss	(146,151)	(128,903)
Treasury stock, at cost	(1,107,281)	(807,674)

Total stockholders’ deficit	(1,662,810)	(1,621,857)

	$7,717,101	$7,517,858

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended
(in thousands, except per share data)	November 22, 2014	November 23, 2013
Net sales	$2,260,264	$2,093,578
Cost of sales, including warehouse and delivery expenses	1,083,603	1,007,881

Gross profit	1,176,661	1,085,697
Operating, selling, general and administrative expenses	768,099	701,971

Operating profit	408,562	383,726
Interest expense, net	37,060	42,431

Income before income taxes	371,502	341,295
Income taxes	133,192	123,208

Net income	$238,310	$218,087

Weighted average shares for basic earnings per share	32,132	34,111
Effect of dilutive stock equivalents	629	565

Weighted average shares for diluted earnings per share	32,761	34,676

Basic earnings per share	$7.42	$6.39

Diluted earnings per share	$7.27	$6.29

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended
(in thousands)	November 22, 2014	November 23, 2013
Net income	$238,310	$218,087

Other comprehensive (loss) income:
Pension liability adjustments, net of taxes (1)	1,217	952
Foreign currency translation adjustments	(18,361)	7,507
Unrealized (losses) gains on marketable securities, net of taxes (2)	(38)	216
Net derivative activities, net of taxes (3)	(66)	26

Total other comprehensive (loss) income	(17,248)	8,701

Comprehensive income	$221,062	$226,788

(1)	Pension liability adjustments are presented net of taxes of $846 in fiscal 2015 and $636 in fiscal 2014
(2)	Unrealized (losses) gains on marketable securities are presented net of taxes of $21 in fiscal 2015 and $116 in fiscal 2014
(3)	Net derivative activities are presented net of taxes of $36 in fiscal 2015 and $16 in fiscal 2014

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twelve Weeks Ended
(in thousands)	November 22, 2014	November 23, 2013
Cash flows from operating activities:
Net income	$238,310	$218,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	61,045	55,772
Amortization of debt origination fees	1,521	1,711
Income tax benefit from exercise of stock options	(9,731)	(6,244)
Deferred income taxes	(954)	1,978
Share-based compensation expense	8,804	9,252
Changes in operating assets and liabilities:
Accounts receivable	23,508	(1,241)
Merchandise inventories	(84,498)	(83,629)
Accounts payable and accrued expenses	68,687	91,253
Income taxes payable	83,180	84,638
Other, net	(14,644)	(14,234)

Net cash provided by operating activities	375,228	357,343

Cash flows from investing activities:
Capital expenditures	(92,415)	(82,607)
Acquisition of business, net of cash	(75,744)	—
Purchase of intangibles	(10,000)	—
Purchase of marketable securities	(6,474)	(6,312)
Proceeds from sale of marketable securities	3,860	6,044
Disposal of capital assets and other, net	(34)	(695)

Net cash used in investing activities	(180,807)	(83,570)

Cash flows from financing activities:
Net proceeds (payments) from commercial paper	78,300	(13,500)
Net proceeds from sale of common stock	19,603	16,210
Purchase of treasury stock	(299,606)	(291,538)
Income tax benefit from exercise of stock options	9,731	6,244
Payments of capital lease obligations	(9,192)	(8,203)

Net cash used in financing activities	(201,164)	(290,787)
Effect of exchange rate changes on cash	(550)	675

Net decrease in cash and cash equivalents	(7,293)	(16,339)
Cash and cash equivalents at beginning of period	124,485	142,191

Cash and cash equivalents at end of period	$117,192	$125,852

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and related notes included in the AutoZone, Inc. (“AutoZone” or the “Company”) Annual Report on Form 10-K for the year ended August 30, 2014.

Operating results for the twelve weeks ended November 22, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2015. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2015 and 2014 each have 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Recently Issued Accounting Pronouncements: In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. ASU 2014-15 will require management to assess an entity’s ability to continue as a going concern for each annual and interim reporting period and to provide related footnote disclosure in circumstances in which substantial doubt exists. The Company does not expect the provision of ASU 2014-15 to have a material impact on its consolidated financial statements as the application of this guidance affects disclosure only. This update will be effective for the Company beginning with its annual period ending August 26, 2017.

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

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $8.8 million for the twelve week period ended November 22, 2014, and was $9.3 million for the comparable prior year period.

During the twelve week period ended November 22, 2014, 92,449 shares of stock options were exercised at a weighted average exercise price of $215.51. In the comparable prior year period, 87,378 shares of stock options were exercised at a weighted average exercise price of $193.24.

The Company made stock option grants of 325,500 shares during the twelve week period ended November 22, 2014, and granted options to purchase 341,785 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the twelve week periods ended November 22, 2014, and November 23, 2013, using the Black-Scholes-Merton multiple-option pricing valuation model, was $104.66 and $96.39 per share, respectively, using the following weighted average key assumptions:

	Twelve Weeks Ended
	November 22, 2014	November 23, 2013
Expected price volatility	20%	23%
Risk-free interest rate	1.4%	1.0%
Weighted average expected lives (in years)	5.0	5.1
Forfeiture rate	9%	9%
Dividend yield	0%	0%

See AutoZone’s Annual Report on Form 10-K for the year ended August 30, 2014, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s 2011 Equity Incentive Award Plan, the 2011 Director Compensation Program, and the 2014 Director Compensation Plan.

For the twelve week period ended November 22, 2014, no stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, no anti-dilutive shares were excluded from the dilutive earnings per share computation.

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	November 22, 2014
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$11,745	$495	$—	$12,240
Other long-term assets	53,071	22,499	—	75,570

	$64,816	$22,994	$—	$87,810

	August 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$9,801	$599	$—	$10,400
Other long-term assets	53,133	21,722	—	74,855

	$62,934	$22,321	$—	$85,255

At November 22, 2014, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheet consisted of short-term marketable securities of $12.2 million, which are included within Other current assets and long-term marketable securities of $75.6 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable securities, by asset class, are described in “Note D – Marketable Securities.”

Non-Financial Assets measured at Fair Value on a Non-Recurring Basis

Non-financial assets are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. The assets could include assets acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. During the twelve week periods ended November 22, 2014 and November 23, 2013, the Company did not have any other significant non-financial assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

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

Note D – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	November 22, 2014
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$39,665	$99	$(46)	$39,718
Government bonds	16,816	36	—	16,852
Mortgage-backed securities	10,292	27	(80)	10,239
Asset-backed securities and other	20,978	23	—	21,001

	$87,751	$185	$(126)	$87,810

	August 30, 2014
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$37,265	$137	$(15)	$37,387
Government bonds	16,822	16	(1)	16,837
Mortgage-backed securities	8,791	22	(77)	8,736
Asset-backed securities and other	22,260	35	—	22,295

	$85,138	$210	$(93)	$85,255

The debt securities held at November 22, 2014, had effective maturities ranging from less than one year to approximately three years. The Company did not realize any material gains or losses on its marketable securities during the twelve week period ended November 22, 2014.

The Company holds 44 securities that are in an unrealized loss position of approximately $126 thousand at November 22, 2014. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.

Included above in total marketable securities are $45.3 million of marketable securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note E – Derivative Financial Instruments

At November 22, 2014, the Company had $11.6 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week period ended November 22, 2014, the Company reclassified $42 thousand of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $42 thousand of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $390 thousand of net losses from Accumulated other comprehensive loss to Interest expense over the next twelve months.

Note F – Merchandise Inventories

Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method for domestic inventories and the first-in, first-out (“FIFO”) method for Mexico inventories. Included in inventories are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $312.9 million at November 22, 2014, and $307.2 million at August 30, 2014.

Note G – Pension and Savings Plans

The components of net periodic pension expense related to the Company’s pension plans consisted of the following:

	Twelve Weeks Ended
(in thousands)	November 22, 2014	November 23, 2013
Interest cost	$2,847	$3,016
Expected return on plan assets	(3,757)	(3,551)
Amortization of net loss	2,063	1,588

Net periodic pension expense	$1,153	$1,053

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the twelve week period ended November 22, 2014, the Company made contributions to its funded plan in the amount of $1.2 million. The Company expects to contribute approximately $1.4 million to the plan during the remainder of fiscal 2015; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

Note H – Financing

The Company’s long-term debt consisted of the following:

(in thousands)	November 22, 2014	August 30, 2014
5.750% Senior Notes due January 2015, effective interest rate of 5.89%	$500,000	$500,000
5.500% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.950% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
1.300% Senior Notes due January 2017, effective interest rate 1.43%	400,000	400,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
Commercial paper, weighted average interest rate of 0.35% and 0.27% at November 22, 2014 and August 30, 2014, respectively	972,100	893,800

Total debt	4,422,100	4,343,800
Less: Short-term borrowings	559,235	180,910

Long-term debt	$3,862,865	$4,162,890

As of November 22, 2014, $972.1 million of commercial paper borrowings and $240.8 million of the 5.750% Senior Notes due January 2015 are classified as long-term in the accompanying Consolidated Balance Sheets as the Company has the ability and intent to refinance on a long-term basis through available capacity in its revolving credit facility. As of November 22, 2014, the Company had $1.213 billion of availability under its $1.25 billion revolving credit facility, expiring in September 2017, which would allow it to replace these short-term obligations with long-term financing.

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

In December 2013, the Company amended and restated its revolving credit facility, increasing the capacity under the revolving credit facility to $1.25 billion. This credit facility is available for refinancing of existing indebtedness and other general corporate purposes, including working capital, capital expenditures, share repurchases and acquisitions permitted under the documentation for the credit facility. The capacity of the credit facility may be increased to $1.5 billion prior to the maturity date at the Company’s election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit and may include up to $175 million in capital leases each fiscal year. Under the revolving credit facility, the Company may borrow funds consisting of Eurodollar loans or base rate loans. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the revolving credit facility, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. The Company also has the option to borrow funds under the terms of a swingline loan subfacility. The revolving credit facility expires in September 2017.

The fair value of the Company’s debt was estimated at $4.523 billion as of November 22, 2014, and $4.480 billion as of August 30, 2014, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $100.8 million at November 22, 2014, and $136.6 million at August 30, 2014.

Note I – Stock Repurchase Program

From January 1, 1998 to November 22, 2014, the Company has repurchased a total of 137.5 million shares at an aggregate cost of $14.330 billion, including 571,106 shares of its common stock at an aggregate cost of $299.6 million during the twelve week period ended November 22, 2014. On June 17, 2014, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $14.15 billion to $14.9 billion. Considering the cumulative repurchases as of November 22, 2014, the Company had $569.6 million remaining under the Board’s authorization to repurchase its common stock.

Subsequent to November 22, 2014, the Company has repurchased no shares of its common stock.

Note J – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at August 30, 2014	$(63,820)	$(57,836)	$76		$(7,323)	$(128,903)

Other comprehensive loss before reclassifications	—	(18,361)	(33)		(91)	(18,485)
Amounts reclassified from Accumulated other comprehensive loss (1)	1,217 (2)	—	(5	)(4)	25 (5)	1,237

Balance at November 22, 2014	$(62,603)	$(76,197)	$38		$(7,389)	$(146,151)

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at August 31, 2013	$(50,861)	$(62,483)	$(25)		$(7,419)	$(120,788)

Other comprehensive income before reclassifications	—	7,507	226		—	7,733
Amounts reclassified from Accumulated other comprehensive loss (1)	952 (2)	—	(10	)(4)	26 (5)	968

Balance at November 23, 2013	$(49,909)	$(54,976)	$191		$(7,393)	$(112,087)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $846 in fiscal 2015 and $636 in fiscal 2014, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized gains on marketable securities, net of taxes of $3 in fiscal 2015 and $5 in fiscal 2014, which is recorded in Operating, selling, general, and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $17 in fiscal 2015 and $16 in fiscal 2014, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Note K – Acquisition

Effective September 27, 2014, the Company acquired the outstanding stock of Interamerican Motor Corporation (“IMC”), the second largest distributor of quality import replacement parts in the United States, for $75.7 million, net of cash. IMC specializes in parts coverage for European and Asian cars, and as of November 22, 2014, operated 17 branches. With this acquisition, the Company expects to grow its share in the aftermarket import car parts market. The results of operations from IMC have been included in the Company’s Auto Parts Stores business activities since the date of acquisition. Pro forma results of operations related to the acquisition of IMC are not presented as IMC’s results are not material to the Company’s condensed consolidated statements of operations. The purchase price allocation resulted in goodwill of $16.1 million and intangible assets totaling $8.3 million. Goodwill generated from the acquisition is primarily attributable to expected synergies and the assembled workforce. The allocation of the purchase price to goodwill and intangible assets is preliminary as of November 22, 2014 and subject to change upon completion of the final valuation of these assets.

Note L – Goodwill and Intangibles

The changes in the carrying amount of goodwill are as follows:

(in thousands)	Auto Parts Stores	Other	Total
Net balance as of August 30, 2014	$302,645	$65,184	$367,829
Goodwill added through acquisition (1)	16,088	—	16,088
Goodwill adjustments	—	—	—

Net balance as of November 22, 2014	$318,733	$65,184	$383,917

(1)	See Note K for discussion of the acquisition completed during the twelve weeks ended November 22, 2014

The Company recorded an increase to intangible assets of $8.3 million during the twelve weeks ended November 22, 2014 related to the acquisition of IMC. The carrying amounts of intangible assets are included in Other long-term assets as follows:

(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Technology	3-5 years	$10,570	$(4,042)	$6,528
Noncompete agreements	5 years	1,300	(503)	797
Customer relationships	3-15 years	54,676	(7,486)	47,190

		$66,546	$(12,031)	54,515

Non-amortizing intangible asset:

Trade name				26,600

Total intangible assets other than goodwill				$81,115

Amortization expense of intangible assets for the twelve week period ended November 22, 2014 was $2.1 million. During the comparable prior year period there was $946 thousand in amortization expense of intangible assets.

During the twelve week period ended November 22, 2014, the Company made an installment payment for $10 million related to certain customer relationships purchased during fiscal 2014 relating to its ALLDATA operations.

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

Note N – Segment Reporting

The Company’s four operating segments (Domestic Auto Parts, Mexico, Brazil, and IMC) are aggregated as one reportable segment: Auto Parts Stores. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in Note A in its Annual Report on Form 10-K for the year ended August 30, 2014.

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 5,434 locations in the United States, Puerto Rico, Mexico, and Brazil. Each location carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended
(in thousands)	November 22, 2014	November 23, 2013
Net Sales
Auto Parts Stores	$2,181,532	$2,019,570
Other	78,732	74,008

Total	$2,260,264	$2,093,578

Segment Profit
Auto Parts Stores	$1,132,335	$1,044,016
Other	44,326	41,681

Gross profit	1,176,661	1,085,697
Operating, selling, general and administrative expenses	(768,099)	(701,971)
Interest expense, net	(37,060)	(42,431)

Income before income taxes	$371,502	$341,295

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of November 22, 2014, the related condensed consolidated statements of income for the twelve week periods ended November 22, 2014 and November 23, 2013, the condensed consolidated statements of comprehensive income for the twelve week periods ended November 22, 2014 and November 23, 2013, and the condensed consolidated statements of cash flows for the twelve week periods ended November 22, 2014 and November 23, 2013. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AutoZone, Inc. as of August 30, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for the year then ended, not presented herein, and, in our report dated October 27, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 30, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

December 18, 2014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at November 22, 2014, operated 5,006 AutoZone stores in the United States, including Puerto Rico; 406 in Mexico; five in Brazil; and 17 Interamerican Motor Corporation (“IMC”) branches. Each AutoZone store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At November 22, 2014, in 3,906 of our domestic AutoZone stores, we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We have commercial programs in select stores in Mexico and Brazil. IMC branches carry an extensive line of OE quality import replacement parts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and accessories and performance parts through www.autoanything.com, and our commercial customers can make purchases through www.autozonepro.com and www.imcparts.net. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve weeks ended November 22, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2015. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2014 and fiscal 2015 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales were up 8.0% for the quarter driven by domestic same store sales growth of 4.5%, net sales of $38.9 million from new stores and increased commercial programs, and the inclusion of the sales from the acquisition of IMC. Earnings per share increased 15.6% for the quarter.

Our business is impacted by various factors within the economy that affect both our consumer and our industry, including but not limited to fuel costs, unemployment rates, and other economic conditions. Given the nature of these macroeconomic factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

One macroeconomic factor affecting our customers and industry during the first quarter of fiscal 2015 was gas prices. During the quarter, the price per gallon of unleaded gasoline in the United States began the quarter at $3.46 per gallon and ended the quarter at $2.82 per gallon, a $0.64 decrease. During the comparable prior year period, gas prices decreased by $0.32 per gallon, beginning at $3.62 per gallon and ending at $3.30 per gallon. We believe reduced gas prices gave our customers additional disposable income and positively impacted our sales during the quarter. With approximately 11 billion gallons of unleaded gas consumed each month across the U.S., each $1 decrease at the pump contributes approximately $11 billion of additional spending capacity to consumers each month. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

During the first quarter of fiscal 2015, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 85% of total sales, with failure related categories continuing to be our strongest performers. While we have not experienced any fundamental shifts in our category sales mix as compared to previous years, our sales mix can be impacted by severe or unusual weather over a short term period. Over the long term, we believe the impact of the weather on our sales mix is not significant. We believe the colder weather experienced over the last two weeks of the quarter resulted in a favorable impact to our sales.

Our primary response to fluctuations in the demand for the products we sell is to adjust our advertising message, store staffing, and product assortment. Specifically, during fiscal 2014 and 2015, we have closely studied our hub distribution model and store inventory levels and assortment. As a result, we are performing certain strategic tests including adding additional inventory into our hub stores, increasing product availability in our stores, and testing different delivery frequencies from our distribution centers. All of these tests are designed to significantly increase our ability to meet our customers’ needs.

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

Effective September 27, 2014, we acquired the outstanding stock of IMC, the second largest distributor of quality import replacement parts in the United States, for $75.7 million, net of cash. IMC specializes in parts coverage for European and Asian cars, and as of November 22, 2014, operated 17 branches. With this acquisition, we expect to grow our share in the aftermarket import car parts market. The results of operations from IMC have been included in our Auto Parts Stores business activities since the date of acquisition. The purchase price allocation resulted in goodwill of $16.1 million and intangible assets totaling $8.3 million. Goodwill generated from the acquisition is primarily attributable to expected synergies and the assembled workforce. The allocation of the purchase price to goodwill and intangible assets is preliminary as of November 22, 2014 and subject to change upon completion of the final valuation of these assets.

Twelve Weeks Ended November 22, 2014,

Compared with Twelve Weeks Ended November 23, 2013

Net sales for the twelve weeks ended November 22, 2014 increased $166.7 million to $2.260 billion, or 8.0%, over net sales of $2.094 billion for the comparable prior year period. Total auto parts sales increased by 8.0%, primarily driven by domestic same store sales, net sales of $38.9 million from new stores and increased commercial programs, and the inclusion of the sales from the acquisition of IMC.

Gross profit for the twelve weeks ended November 22, 2014 was $1.177 billion, or 52.1% of net sales, compared with $1.086 billion, or 51.9% of net sales, during the comparable prior year period. The improvement in gross margin was attributable to higher merchandise margins and lower shrink expense, partially offset by the impact on margin from the IMC acquisition completed this quarter (24 basis points).

Operating, selling, general and administrative expenses for the twelve weeks ended November 22, 2014 were $768.1 million, or 34.0% of net sales, compared with $702.0 million, or 33.5% of net sales, during the comparable prior year period. The increase in operating expenses, as a percentage of sales, was primarily due to higher legal costs (22 basis points) and higher self-insured medical costs (14 basis points).

Net interest expense for the twelve weeks ended November 22, 2014 was $37.1 million compared with $42.4 million during the comparable prior year period. The decrease was primarily due to a decline in borrowing rates, partially offset by higher borrowing levels over the comparable year period. Average borrowings for the twelve weeks ended November 22, 2014 were $4.363 billion, compared with $4.138 billion for the comparable prior year period. Weighted average borrowing rates were 3.4% for the twelve weeks ended November 22, 2014 and 4.2% for the twelve weeks ended November 23, 2013.

Our effective income tax rate was 35.9% of pretax income for the twelve weeks ended November 22, 2014 and 36.1% for the comparable prior year period.

Net income for the twelve week period ended November 22, 2014 increased by $20.2 million to $238.3 million, and diluted earnings per share increased by 15.6% to $7.27 from $6.29 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.36.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the twelve weeks ended November 22, 2014, our net cash flows from operating activities provided $375.2 million as compared with $357.3 million provided during the comparable prior year period. The increase is primarily due to timing of vendor funding payments and increased net income, partially offset by the change in inventory, net of payables.

Our net cash flows from investing activities for the twelve weeks ended November 22, 2014 used $180.8 million as compared with $83.6 million used in the comparable prior year period. Capital expenditures for the twelve weeks ended November 22, 2014 were $92.4 million compared to $82.6 million for the comparable prior year period. The increase is primarily driven by the number of stores opened. Cash flows used in the acquisition of IMC were $75.7 million in the twelve week period ended November 22, 2014. Cash flows were also used in the purchase of other intangibles for $10 million during the same period. There were no acquisitions or purchase of intangibles in the twelve week period ended November 23, 2013. Investing cash flows were also impacted by our wholly owned captive insurance company, which purchased $6.5 million and sold $3.9 million in marketable securities during the twelve weeks ended November 22, 2014. During the comparable prior year period, the captive purchased $6.3 million in marketable securities and sold $6.0 million in marketable securities. Capital asset disposals and other used $34 thousand during the twelve week period ended November 22, 2014 and used $0.7 million in the comparable prior year period.

Our net cash flows from financing activities for the twelve weeks ended November 22, 2014 used $201.2 million compared to $290.8 million used in the comparable prior year period. During the twelve weeks ended November 22, 2014 and the comparable year period, we received no proceeds from the issuance of debt, and there were no repayments of debt. For the twelve weeks ended November 22, 2014, there were $78.3 million in proceeds from commercial paper, as compared to $13.5 million of payments of commercial paper in the comparable prior year period. Stock repurchases were $299.6 million in the current twelve week period as compared with $291.5 million in the comparable prior year period. For the twelve weeks ended November 22, 2014, proceeds from the sale of common stock and exercises of stock options provided $29.3 million, including $9.7 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $22.5 million, including $6.2 million in related tax benefits.

During fiscal 2015, we expect to invest in our business at an increased rate as compared to fiscal 2014. Our investments are expected to be directed primarily to our new-store development program, enhancements to existing stores, supply chain infrastructure, investments in technology, and the acquisition of IMC. The amount of our investments in our new-store program is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States, Mexico or Brazil, or located in urban or rural areas. Our mix of store openings has moved away from build-to-suit leases (lower initial capital investment) to ground leases and land purchases (higher initial capital investment), resulting in increased capital expenditures per store over the previous three years, and we expect this trend to continue during the fiscal year ending August 29, 2015.

In addition to the building and land costs, our new-store development program requires working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 112.5% compared to 115.6% last year. The decrease was driven by a slight slow-down in inventory turns due to increased inventory as a result of certain strategic initiatives and tests and the inclusion of IMC. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate.

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

For the trailing four quarters ended November 22, 2014, our after-tax return on invested capital (“ROIC”) was 31.7% as compared to 32.7% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). ROIC decreased primarily due to the increase in average debt, which was driven by recent investments in the business. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance.

Debt Facilities

In December 2013, we amended and restated our revolving credit facility, increasing the capacity under the revolving credit facility to $1.25 billion. This credit facility is available for refinancing of existing indebtedness and other general corporate purposes, including working capital, capital expenditures, share repurchases and acquisitions permitted under the documentation for the credit facility. The capacity of the credit facility may be increased to $1.5 billion prior to the maturity date at our election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit and may include up to $175 million in capital leases each fiscal year. Under the revolving credit facility, we may borrow funds consisting of Eurodollar loans or base rate loans. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the revolving credit facility, depending upon our senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. We also have the option to borrow funds under the terms of a swingline loan subfacility. The revolving credit facility expires in September 2017.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the revolving credit facility. As of November 22, 2014, we have $91.8 million in letters of credit outstanding under the letter of credit facility, which expires in June 2016.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $28.1 million in letters of credit outstanding as of November 22, 2014. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of November 22, 2014, $972.1 million of commercial paper borrowings and $240.8 million of the 5.750% Senior Notes due January 2015 are classified as long-term in the accompanying Consolidated Balance Sheets as we have the ability and intent to refinance on a long-term basis through available capacity in our revolving credit facility. As of November 22, 2014, we had $1.213 billion of availability under our $1.25 billion revolving credit facility, expiring in September 2017, which would allow us to replace these short-term obligations with long-term financing.

On January 14, 2014, we issued $400 million in 1.300% Senior Notes due January 2017 under our shelf registration statement filed with the SEC on April 17, 2012 (the “Shelf Registration”). The Shelf Registration allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. Proceeds from the debt issuance on January 14, 2014 were used to repay a portion of the $500 million in 6.500% Senior Notes due January 2014. We used commercial paper borrowings to repay the remainder of the 6.500% Senior Notes.

The 5.750% Senior Notes issued in July 2009 and the 7.125% Senior Notes issued during August 2008, (collectively, the “Notes”), are subject to an interest rate adjustment if the debt ratings assigned to the Notes are downgraded. Further, all Senior Notes issued since August 2008 contain a provision that repayment of the notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of November 22, 2014, we were in compliance with all covenants and expect to remain in compliance with all covenants.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.5:1 as of November 22, 2014, and was 2.5:1 as of November 23, 2013. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels.

Stock Repurchases

From January 1, 1998 to November 22, 2014, we repurchased a total of 137.5 million shares at an aggregate cost of $14.330 billion, including 571,106 shares of our common stock at an aggregate cost of $299.6 million during the twelve week period ended November 22, 2014. On June 17, 2014 the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $14.15 billion to $14.9 billion. Considering the cumulative repurchases as of November 22, 2014, we have $569.6 million remaining under the Board’s authorization to repurchase our common stock.

Subsequent to November 22, 2014, we have repurchased no shares of our common stock.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at November 22, 2014 was $124.5 million compared with $135.9 million at August 30, 2014, and our total surety bonds commitment at November 22, 2014 was $35.0 million compared with $28.1 million at August 30, 2014.

Financial Commitments

As of November 22, 2014, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 30, 2014.

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

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital “ROIC”

The following tables calculate the percentages of ROIC for the trailing four quarters ended November 22, 2014 and November 23, 2013.

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 30, 2014	Twelve Weeks Ended November 23, 2013	Forty Weeks Ended August 30, 2014	Twelve Weeks Ended November 22, 2014	Trailing Four Quarters Ended November 22, 2014
Net income	$1,069,744	$218,087	$851,657	$238,310	$1,089,967
Adjustments:
Interest expense	167,509	42,431	125,078	37,060	162,138
Rent expense	253,813	57,176	196,637	61,893	258,530
Tax effect (1)	(149,991)	(35,460)	(114,531)	(35,227)	(149,758)

After-tax return	$1,341,075	$282,234	$1,058,841	$302,036	$1,360,877

Average debt (2)					$4,327,897
Average deficit (3)					(1,704,876)
Rent x 6 (4)					1,551,180
Average capital lease obligations (5)					112,220

Pre-tax invested capital					$4,286,421

ROIC					31.7%

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 31, 2013 (6)	Twelve Weeks Ended November 17, 2012	Forty-one Weeks Ended August 31, 2013 (6)	Twelve Weeks Ended November 23, 2013	Trailing Four Quarters Ended November 23, 2013 (6)
Net income	$1,016,480	$203,452	$813,028	$218,087	$1,031,115
Adjustments:
Interest expense	185,415	41,104	144,311	42,431	186,742
Rent expense	246,340	54,714	191,626	57,176	248,802
Tax effect (1)	(154,568)	(34,303)	(120,265)	(35,659)	(155,924)

After-tax return	$1,293,667	$264,967	$1,028,700	$282,035	$1,310,735

Average debt (2)					$4,032,420
Average deficit (3)					(1,616,472)
Rent x 6 (4)					1,492,812
Average capital lease obligations (5)					102,911

Pre-tax invested capital					$4,011,671

ROIC					32.7%

(1)	The effective tax rate was 35.6% and 35.8% over the trailing four quarters ended November 22, 2014 and November 23, 2013 respectively.
(2)	Average debt is equal to the average debt measured as of the previous five quarters.
(3)	Average equity is equal to the average stockholders’ deficit measured as of the previous five quarters.
(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(5)	Average capital lease obligations are equal to the average capital lease obligations measured as of the previous five quarters. Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Share-Based Expense “EBITDAR.”
(6)	The fiscal year ended August 31, 2013 consisted of 53 weeks resulting in an additional week for the trailing four quarters ended November 23, 2013.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Share-Based Expense

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended November 22, 2014 and November 23, 2013.

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 30, 2014	Twelve Weeks Ended November 23, 2013	Forty Weeks Ended August 30, 2014	Twelve Weeks Ended November 22, 2014	Trailing Four Quarters Ended November 22, 2014
Net income	$1,069,744	$218,087	$851,657	$238,310	$1,089,967
Add: Interest expense	167,509	42,431	125,078	37,060	162,138
Income tax expense	592,970	123,208	469,762	133,192	602,954

EBIT	1,830,223	383,726	1,446,497	408,562	1,855,059
Add: Depreciation expense	251,267	55,772	195,495	61,045	256,540
Rent expense	253,813	57,176	196,637	61,893	258,530
Share-based expense	39,390	9,252	30,138	8,804	38,942

EBITDAR	$2,374,693	$505,926	$1,868,767	$540,304	$2,409,071

Debt					$4,422,100
Capital lease obligations					124,898
Add: Rent x 6 (1)					1,551,180

Adjusted debt					$6,098,178

Adjusted debt / EBITDAR					2.5

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 31, 2013 (2)	Twelve Weeks Ended November 17, 2012	Forty-one Weeks Ended August 31, 2013 (2)	Twelve Weeks Ended November 23, 2013	Trailing Four Quarters Ended November 23, 2013 (2)
Net income	$1,016,480	$203,452	$813,028	$218,087	$1,031,115
Add: Interest expense	185,415	41,104	144,311	42,431	186,742
Income tax expense	571,203	118,720	452,483	123,208	575,691

EBIT	1,773,098	363,276	1,409,822	383,726	1,793,548
Add: Depreciation expense	227,251	50,700	176,551	55,772	232,323
Rent expense	246,340	54,714	191,626	57,176	248,802
Share-based expense	37,307	8,131	29,176	9,252	38,428

EBITDAR	$2,283,996	$476,821	$1,807,175	$505,926	$2,313,101

Debt					$4,173,500
Capital lease obligations					103,163
Add: Rent x 6 (1)					1,492,812

Adjusted debt					$5,769,475

Adjusted debt / EBITDAR					2.5

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.
(2)	The fiscal year ended August 31, 2013 consisted of 53 weeks resulting in an additional week for the trailing four quarters ended November 23, 2013.

Recent Accounting Pronouncements:

Refer to Note A for the discussion of recent accounting pronouncements.

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

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 30, 2014. Our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended August 30, 2014.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: credit market conditions; the impact of recessionary conditions; competition; product demand; the ability to hire and retain qualified employees; consumer debt levels; inflation; weather; raw material costs of our suppliers; energy prices; war and the prospect of war, including terrorist activity; construction delays; access to available and feasible financing; and changes in laws or regulations. Certain of these risks are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of our Annual Report on Form 10-K for the year ended August 30, 2014, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

At November 22, 2014, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our 2014 Annual Report to Stockholders were the $78.3 million net increase in commercial paper.

The fair value of our debt was estimated at $4.523 billion as of November 22, 2014 and $4.480 billion as of August 30, 2014, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value is greater than the carrying value of debt by $100.8 million at November 22, 2014 and $136.6 million at August 30, 2014. We had $972.1 million of variable rate debt outstanding at November 22, 2014 and $893.8 million of variable rate debt outstanding at August 30, 2014. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $9.7 million in fiscal 2015. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $3.450 billion at November 22, 2014 and August 30, 2014. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $137.4 million at November 22, 2014.

Item 4. Controls and Procedures.

As of November 22, 2014, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 22, 2014. During or subsequent to the quarter ended November 22, 2014, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

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

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Shares of common stock repurchased by the Company during the quarter ended November 22, 2014, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
August 31, 2014 to September 27, 2014	19,800	$504.94	19,800	$859,232,385
September 28, 2014 to October 25, 2014	354,801	509.81	354,801	678,350,011
October 26, 2014 to November 22, 2014	196,505	553.30	196,505	569,623,824

Total	571,106	$524.61	571,106	$569,623,824

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended on June 17, 2014 to increase the repurchase authorization to $14.9 billion from $14.15 billion and does not have an expiration date. All of the above repurchases were part of this program.

Subsequent to November 22, 2014, we have repurchased no shares of common stock.

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

Dated: December 18, 2014

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