Form 10-Q
period 2015-02-14
AUTOZONE INC
filed 2015-03-24
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended February 14, 2015,

or

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

Common Stock, $.01 Par Value – will provide 31,723,352 shares outstanding as of March 20, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	February 14, 2015	August 30, 2014
Assets
Current assets:
Cash and cash equivalents	$151,539	$124,485
Accounts receivable	196,650	200,899
Merchandise inventories	3,456,812	3,140,100
Other current assets	102,064	110,420
Deferred income taxes	6,798	4,708

Total current assets	3,913,863	3,580,612

Property and equipment:
Property and equipment	5,648,630	5,500,674
Less: Accumulated depreciation and amortization	(2,272,150)	(2,190,199)

	3,376,480	3,310,475

Goodwill	384,013	367,829
Deferred income taxes	50,016	45,137
Other long-term assets	225,593	213,805

	659,622	626,771

	$7,949,965	$7,517,858

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,716,519	$3,609,199
Accrued expenses and other	500,904	481,894
Income taxes payable	92,330	41,200
Deferred income taxes	226,414	227,891
Short-term borrowings	87,156	180,910

Total current liabilities	4,623,323	4,541,094

Long-term debt	4,361,144	4,162,890
Other long-term liabilities	434,177	435,731

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 31,945 shares issued and 31,902 shares outstanding as of February 14, 2015; 33,858 shares issued and 32,304 shares outstanding as of August 30, 2014	319	339
Additional paid-in capital	871,595	843,504
Retained deficit	(2,128,946)	(1,529,123)
Accumulated other comprehensive loss	(185,586)	(128,903)
Treasury stock, at cost	(26,061)	(807,674)

Total stockholders’ deficit	(1,468,679)	(1,621,857)

	$7,949,965	$7,517,858

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands, except per share data)	February 14, 2015	February 15, 2014	February 14, 2015	February 15, 2014
Net sales	$2,143,651	$1,990,494	$4,403,916	$4,084,072
Cost of sales, including warehouse and delivery expenses	1,023,618	953,459	2,107,222	1,961,339

Gross profit	1,120,033	1,037,035	2,296,694	2,122,733
Operating, selling, general and administrative expenses	758,764	699,691	1,526,863	1,401,663

Operating profit	361,269	337,344	769,831	721,070
Interest expense, net	34,536	39,490	71,596	81,921

Income before income taxes	326,733	297,854	698,235	639,149
Income taxes	115,010	105,024	248,202	228,232

Net income	$211,723	$192,830	$450,033	$410,917

Weighted average shares for basic earnings per share	31,903	33,647	32,018	33,879
Effect of dilutive stock equivalents	637	614	633	589

Weighted average shares for diluted earnings per share	32,540	34,261	32,651	34,468

Basic earnings per share	$6.64	$5.73	$14.06	$12.13

Diluted earnings per share	$6.51	$5.63	$13.78	$11.92

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 14, 2015	February 15, 2014	February 14, 2015	February 15, 2014
Net income	$211,723	$192,830	$450,033	$410,917
Other comprehensive (loss) income:
Pension liability adjustments, net of taxes (1)	1,268	955	2,485	1,907
Foreign currency translation adjustments	(40,492)	(9,196)	(58,853)	(1,689)
Unrealized (losses) gains on marketable securities, net of taxes (2)	(50)	(45)	(88)	171
Net derivative activities, net of taxes (3)	(161)	27	(227)	53

Total other comprehensive (loss) income	(39,435)	(8,259)	(56,683)	442

Comprehensive income	$172,288	$184,571	$393,350	$411,359

(1)	Pension liability adjustments are presented net of taxes of $795 in fiscal 2015 and $632 in fiscal 2014 for the twelve weeks ended and $1,642 in fiscal 2015 and $1,268 in fiscal 2014 for the twenty-four weeks ended
(2)	Unrealized (losses) gains on marketable securities are presented net of taxes of $26 in fiscal 2015 and $24 in fiscal 2014 for the twelve weeks ended and $47 in fiscal 2015 and $92 in fiscal 2014 for the twenty-four weeks ended
(3)	Net derivative activities are presented net of taxes of $179 in fiscal 2015 and $15 in fiscal 2014 for the twelve weeks ended and $215 in fiscal 2015 and $31 in fiscal 2014 for the twenty-four weeks ended

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Four Weeks Ended
(in thousands)	February 14, 2015	February 15, 2014
Cash flows from operating activities:
Net income	$450,033	$410,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	120,912	114,154
Amortization of debt origination fees	2,918	3,258
Income tax benefit from exercise of stock options	(28,619)	(11,146)
Deferred income taxes	(9,031)	(20,839)
Share-based compensation expense	20,200	20,716
Changes in operating assets and liabilities:
Accounts receivable	21,377	(18,433)
Merchandise inventories	(277,854)	(228,664)
Accounts payable and accrued expenses	103,922	135,094
Income taxes payable	79,774	98,683
Other, net	(7,094)	4,232

Net cash provided by operating activities	476,538	507,972

Cash flows from investing activities:
Capital expenditures	(186,174)	(159,961)
Acquisition of business, net of cash	(75,744)	—
Purchase of intangibles	(10,000)	(11,112)
Purchase of marketable securities	(21,679)	(21,091)
Proceeds from sale of marketable securities	19,595	19,240
Disposal of capital assets and other, net	2,550	(871)

Net cash used in investing activities	(271,452)	(173,795)

Cash flows from financing activities:
Net proceeds from commercial paper	604,500	234,684
Proceeds from issuance of debt	—	400,000
Repayment of debt	(500,000)	(500,000)
Net proceeds from sale of common stock	38,110	27,601
Purchase of treasury stock	(325,667)	(491,538)
Income tax benefit from exercise of stock options	28,619	11,146
Payments of capital lease obligations	(18,169)	(16,327)
Other, net	(2,087)	(2,294)

Net cash used in financing activities	(174,694)	(336,728)

Effect of exchange rate changes on cash	(3,338)	115

Net increase (decrease) in cash and cash equivalents	27,054	(2,436)
Cash and cash equivalents at beginning of period	124,485	142,191

Cash and cash equivalents at end of period	$151,539	$139,755

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

Operating results for the twelve and twenty-four weeks ended February 14, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2015. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2015 and 2014 each have 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Recently Issued Accounting Pronouncements: In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern. ASU 2014-15 will require management to assess an entity’s ability to continue as a going concern for each annual and interim reporting period and to provide related footnote disclosure in circumstances in which substantial doubt exists. The Company does not expect the provision of ASU 2014-15 to have a material impact on its consolidated financial statements as the application of this guidance affects disclosure only. This update will be effective for the Company beginning with its annual period ending August 26, 2017.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 eliminates the separate presentation of extraordinary items but does not change the requirement to disclose material items that are unusual or infrequent in nature. Eliminating the concept of extraordinary items will allow the entity to no longer have to assess whether a particular event or transaction is both unusual in nature and infrequent in occurrence. The Company does not expect the provision of ASU 2015-01 to have a material impact on its consolidated financial statements. This update will be effective for the Company beginning with its annual period ending August 26, 2017.

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

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $11.4 million for the twelve week period ended February 14, 2015, and was $11.5 million for the comparable prior year period. Share-based compensation expense was $20.2 million for the twenty-four week period ended February 14, 2015, and was $20.7 million for the comparable prior year period.

During the twenty-four week period ended February 14, 2015, 210,976 stock options were exercised at a weighted average exercise price of $183.26. In the comparable prior year period, 142,816 stock options were exercised at a weighted average exercise price of $192.70.

The Company made stock option grants of 328,060 shares during the twenty-four week period ended February 14, 2015, and granted options to purchase 347,615 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the twenty-four week periods ended February 14, 2015, and February 15, 2014, using the Black-Scholes-Merton multiple-option pricing valuation model, was $106.17 and $96.92 per share, respectively, using the following weighted average key assumptions:

	Twenty-Four Weeks Ended
	February 14, 2015	February 15, 2014
Expected price volatility	20%	23%
Risk-free interest rate	1.4%	1.0%
Weighted average expected lives (in years)	5.1	5.2
Forfeiture rate	9%	9%
Dividend yield	0%	0%

See AutoZone’s Annual Report on Form 10-K for the year ended August 30, 2014, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s 2011 Equity Incentive Award Plan, the 2011 Director Compensation Program and the 2014 Director Compensation Plan.

For the twelve week period ended February 14, 2015, 600 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, no anti-dilutive shares were excluded from the dilutive earnings per share computation. There were 600 anti-dilutive shares excluded from the diluted earnings per share computation for the twenty-four week period ended February 14, 2015, and 5,830 anti-dilutive shares excluded for the comparable prior year period.

Note C – Fair Value Measurements

The Company defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a hierarchy of valuation inputs to measure fair value.

The hierarchy prioritizes the inputs into three broad levels:

Level 1 inputs – unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide ongoing pricing information.

Level 2 inputs – inputs other than quoted market prices included in Level 1 that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates.

Level 3 inputs – unobservable inputs for the asset or liability.

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	February 14, 2015
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$4,572	$301	$—	$4,873
Other long-term assets	60,112	22,219	—	82,331

	$64,684	$22,520	$—	$87,204

	August 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$9,801	$599	$—	$10,400
Other long-term assets	53,133	21,722	—	74,855

	$62,934	$22,321	$—	$85,255

At February 14, 2015, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheet consisted of short-term marketable securities of $4.9 million, which are included within Other current assets, and long-term marketable securities of $82.3 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable securities, by asset class, are described in “Note D – Marketable Securities.”

Non-Financial Assets measured at Fair Value on a Non-Recurring Basis

Non-financial assets are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. The assets could include assets acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. During the twenty-four week periods ended February 14, 2015, and February 15, 2014, the Company did not have any significant non-financial assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

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

Note D – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	February 14, 2015
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$35,977	$116	$(31)	$36,062
Government bonds	28,804	28	(16)	28,816
Mortgage-backed securities	10,629	14	(130)	10,513
Asset-backed securities and other	11,812	8	(7)	11,813

	$87,222	$166	$(184)	$87,204

	August 30, 2014
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$37,265	$137	$(15)	$37,387
Government bonds	16,822	16	(1)	16,837
Mortgage-backed securities	8,791	22	(77)	8,736
Asset-backed securities and other	22,260	35	—	22,295

	$85,138	$210	$(93)	$85,255

The debt securities held at February 14, 2015 had effective maturities ranging from less than one year to approximately three years. The Company did not realize any material gains or losses on its marketable securities during the twenty-four week period ended February 14, 2015.

The Company holds 53 securities that are in an unrealized loss position of approximately $184 thousand at February 14, 2015. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.

Included above in total marketable securities are $45.3 million of marketable securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note E – Derivative Financial Instruments

At February 14, 2015, the Company had $11.5 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week period ended February 14, 2015, the Company reclassified $42 thousand of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $42 thousand of net losses from Accumulated other comprehensive loss to Interest expense. During the twenty-four week period ended February 14, 2015, the Company reclassified $84 thousand of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $84 thousand of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $795 thousand of net losses from Accumulated other comprehensive loss to Interest expense over the next twelve months.

Note F – Merchandise Inventories

Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method for domestic inventories and the first-in, first-out (“FIFO”) method for Mexico and Brazil inventories. Included in inventories are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $318.0 million at February 14, 2015 and $307.2 million at August 30, 2014.

Note G – Pension and Savings Plans

The components of net periodic pension expense related to the Company’s pension plans consisted of the following:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 14, 2015	February 15, 2014	February 14, 2015	February 15, 2014
Interest cost	$2,847	$3,016	$5,694	$6,032
Expected return on plan assets	(3,757)	(3,550)	(7,514)	(7,100)
Amortization of net loss	2,063	1,587	4,127	3,174

Net periodic pension expense	$1,153	$1,053	$2,307	$2,106

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the twenty-four week period ended February 14, 2015, the Company made contributions to its funded plan in the amount of $2.4 million. The Company expects to contribute approximately $14.5 million to the plan during the remainder of fiscal 2015; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

Note H – Financing

The Company’s long-term debt consisted of the following:

(in thousands)	February 14, 2015	August 30, 2014
5.750% Senior Notes due January 2015, effective interest rate of 5.89%	$—	$500,000
5.500% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.950% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
1.300% Senior Notes due January 2017, effective interest rate of 1.43%	400,000	400,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
Commercial paper, weighted average interest rate of 0.40% and 0.27% at February 14, 2015 and August 30, 2014, respectively	1,498,300	893,800

Total debt	4,448,300	4,343,800
Less: Short-term borrowings	87,156	180,910

Long-term debt	$4,361,144	$4,162,890

As of February 14, 2015, $1.498 billion of commercial paper borrowings and $212.8 million of the 5.500% Senior Notes due November 2015 are classified as long-term in the accompanying Consolidated Balance Sheets as the Company has the ability and intent to refinance on a long-term basis through available capacity in its revolving credit facilities. As of February 14, 2015, the Company had $1.711 billion of availability under its $1.750 billion revolving credit facilities, which would allow it to replace these short-term obligations with long-term financing.

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

On December 19, 2014, the Company amended and restated its existing revolving credit facility by increasing the amount of capital leases allowable to $225 million, extending the expiration date by two years, and renegotiations of other terms and conditions. This credit facility is available to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. The capacity of the credit facility is $1.25 billion and may be increased to $1.5 billion prior to the maturity date at the Company’s election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit and may include up to $225 million in capital leases each fiscal year. Under the revolving credit facility, the Company may borrow funds consisting of Eurodollar loans or base rate loans. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the revolving credit facility, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. The Company also has the option to borrow funds under the terms of a swingline loan subfacility. The revolving credit facility expires in December 2019.

On December 19, 2014, the Company entered into a new revolving credit facility (the “364-Day Credit Agreement”). The credit facility is available to primarily support commercial paper borrowings and other short-term unsecured bank loans. The 364-Day Credit Agreement provides for loans in the principal amount of up to $500 million. Under the credit facility, the Company may borrow funds consisting of Eurodollar loans, base rate loans, or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable margin, as defined in the revolving credit facility, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. This credit facility expires on December 19, 2015, but the Company may request an extension of the termination date for 364 days no later than 45 days prior to December 19, 2015, subject to bank approval. In addition, the Company has the right to request a term-loan, at least 15 days prior to December 19, 2015, up to one year from the termination date, subject to a 1% penalty.

The fair value of the Company’s debt was estimated at $4.556 billion as of February 14, 2015 and $4.480 billion as of August 30, 2014, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $107.7 million at February 14, 2015 and $136.6 million at August 30, 2014.

Note I – Stock Repurchase Program

From January 1, 1998 to February 14, 2015 the Company has repurchased a total of 137.5 million shares at an aggregate cost of $14.356 billion, including 614,099 shares of its common stock at an aggregate cost of $325.7 million during the twenty-four week period ended February 14, 2015. On June 17, 2014, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $14.15 billion to $14.9 billion. Considering the cumulative repurchases as of February 14, 2015, the Company had $543.6 million remaining under the Board’s authorization to repurchase its common stock.

On March 24, 2015, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $14.9 billion to $15.65 billion. Subsequent to February 14, 2015, the Company has repurchased 268,371 shares of its common stock at an aggregate cost of $174.1 million. Considering the cumulative repurchases and the increase in authorization subsequent to February 14, 2015, the Company has $1.119 billion remaining under the Board’s authorization to repurchase its common stock.

During the twenty-four week period ended February 14, 2015, the Company retired 2.1 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1.050 billion and decreased Additional paid-in capital by $57.4 million. During the comparable prior year period, the Company retired 3.2 million shares of treasury stock, which increased Retained deficit by $1.220 billion and decreased Additional paid-in capital by $74.0 million.

Note J – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss for the twelve week periods ended February 14, 2015 and February 15, 2014 consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at November 22, 2014	$(62,603)	$(76,197)	$38		$(7,389)	$(146,151)
Other comprehensive loss before reclassifications	—	(40,492)	(30)		(186)	(40,708)
Amounts reclassified from Accumulated other comprehensive loss (1)	1,268 (2)	—	(20	) (4)	25 (5)	1,273

Balance at February 14, 2015	$(61,335)	$(116,689)	$(12)		$(7,550)	$(185,586)

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at November 23, 2013	$(49,909)	$(54,976)	$191		$(7,393)	$(112,087)
Other comprehensive loss before reclassifications	—	(9,196)	(25)		—	(9,221)
Amounts reclassified from Accumulated other comprehensive loss (1)	955 (2)	—	(20	) (4)	27 (5)	962

Balance at February 15, 2014	$(48,954)	$(64,172)	$146		$(7,366)	$(120,346)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $795 for the twelve weeks ended February 14, 2015 and $632 for the twelve weeks ended February 15, 2014, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized (losses) gains on marketable securities, net of taxes of $11 for the twelve weeks ended February 14, 2015 and $11 for the twelve weeks ended February 15, 2014 which is recorded in Operating, selling, general, and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $17 for the twelve weeks ended February 14, 2015 and $15 for the twelve weeks ended February 15, 2014, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Changes in Accumulated other comprehensive loss for the twenty-four week periods ended February 14, 2015 and February 15, 2014, consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at August 30, 2014	$(63,820)	$(57,836)	$76		$(7,323)	$(128,903)
Other comprehensive loss before reclassifications	—	(58,853)	(72)		(277)	(59,202)
Amounts reclassified from Accumulated other comprehensive loss (1)	2,485 (2)	—	(16	) (4)	50 (5)	2,519

Balance at February 14, 2015	$(61,335)	$(116,689)	$(12)		$(7,550)	$(185,586)

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total

Balance at August 31, 2013	$(50,861)	$(62,483)	$(25)		$(7,419)	$(120,788)
Other comprehensive (loss) income before reclassifications	—	(1,689)	194		—	(1,495)
Amounts reclassified from Accumulated other comprehensive loss (1)	1,907 (2)	—	(23	) (4)	53 (5)	1,937

Balance at February 15, 2014	$(48,954)	$(64,172)	$146		$(7,366)	$(120,346)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $1,642 in fiscal 2015 and $1,268 in fiscal 2014, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized (losses) gains on marketable securities, net of taxes of $9 in fiscal 2015 and $13 in fiscal 2014, which is recorded in Operating, selling, general, and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $34 in fiscal 2015 and $31 is fiscal 2014, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Note K – Acquisition

Effective September 27, 2014, the Company acquired the outstanding stock of Interamerican Motor Corporation (“IMC”), the second largest distributor of quality import replacement parts in the United States, for $75.7 million, net of cash. IMC specializes in parts coverage for European and Asian cars. With this acquisition, the Company expects to grow its share in the aftermarket import car parts market. The results of operations from IMC have been included in the Company’s Auto Parts Stores business activities since the date of acquisition. Pro forma results of operations related to the acquisition of IMC are not presented as IMC’s results are not material to the Company’s condensed consolidated statements of operations. The purchase price allocation resulted in goodwill of $16.2 million and intangible assets totaling $8.3 million. Goodwill generated from the acquisition is primarily attributable to expected synergies and the assembled workforce. The allocation of the purchase price to goodwill and intangible assets is preliminary as of February 14, 2015 and subject to change upon completion of the final valuation of these assets.

Note L – Goodwill and Intangibles

The changes in the carrying amount of goodwill are as follows:

(in thousands)	Auto Parts Stores	Other	Total
Net balance as of August 30, 2014	$302,645	$65,184	$367,829
Goodwill adjustments added through acquisition (1)	16,184	—	16,184

Net balance as of February14, 2015	$318,829	$65,184	$384,013

(1)	See Note K for discussion of the acquisition completed during the twenty-four weeks ended February 14, 2015

The Company recorded an increase to intangible assets of $8.3 million during the twenty-four weeks ended February 14, 2015 related to the acquisition of IMC. The carrying amounts of intangible assets are included in Other long-term assets as follows:

(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Technology	3-5 years	$10,570	$(4,557)	$6,013
Noncompete agreements	5 years	1,300	(563)	737
Customer relationships	3-10 years	54,676	(8,997)	45,679

		$66,546	$(14,117)	52,429

Non-amortizing intangible asset:
Trade name				26,600

Total intangible assets other than goodwill				$79,029

Amortization expense of intangible assets for the twelve and twenty-four week period ended February 14, 2015 was $2.1 million and $4.1 million, respectively. Amortization expense of intangible assets for the twelve and twenty-four week periods ended February 15, 2014 was $1.5 million and $2.5 million, respectively.

During the twenty-four week period ended February 14, 2015, the Company made an installment payment for $10 million related to certain customer relationships purchased during fiscal 2014 relating to its ALLDATA operations.

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

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 5,476 locations in the United States, Puerto Rico, Mexico, and Brazil. Each location carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 14, 2015	February 15, 2014	February 14, 2015	February 15, 2014
Net Sales
Auto Parts Stores	$2,059,711	$1,913,591	$4,241,243	$3,933,161
Other	83,940	76,903	162,673	150,911

Total	$2,143,651	$1,990,494	$4,403,916	$4,084,072

Segment Profit
Auto Parts Stores	$1,075,078	$994,971	$2,207,413	$2,038,986
Other	44,955	42,064	89,281	83,747

Gross profit	1,120,033	1,037,035	2,296,694	2,122,733
Operating, selling, general and administrative expenses	(758,764)	(699,691)	(1,526,863)	(1,401,663)
Interest expense, net	(34,536)	(39,490)	(71,596)	(81,921)

Income before income taxes	$326,733	$297,854	$698,235	$639,149

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of February 14, 2015, the related condensed consolidated statements of income for the twelve and twenty-four week periods ended February 14, 2015 and February 15, 2014, the condensed consolidated statements of comprehensive income for the twelve and twenty-four week periods ended February 14, 2015 and February 15, 2014, and the condensed consolidated statements of cash flows for the twenty-four week periods ended February 14, 2015 and February 15, 2014. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AutoZone, Inc. as of August 30, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for the year then ended, not presented herein, and, in our report dated October 27, 2014 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 30, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

March 24, 2015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at February 14, 2015 operated 5,042 AutoZone stores in the United States, including Puerto Rico; 411 in Mexico; five in Brazil; and 18 Interamerican Motor Corporation (“IMC”) branches. Each AutoZone store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At February 14, 2015 in 3,935 of our domestic AutoZone stores, we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We have commercial programs in select stores in Mexico and Brazil. IMC branches carry an extensive line of OE quality import replacement parts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and accessories and performance parts through www.autoanything.com, and our commercial customers can make purchases through www.autozonepro.com and www.imcparts.net. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve and twenty-four weeks ended February 14, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2015. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2014 and fiscal 2015 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales were up 7.7% for the quarter driven by domestic same store sales (sales from stores open at least one year) growth of 3.6%, net sales of $39.4 million from new stores and increased commercial programs, and the inclusion of IMC sales. Earnings per share increased 15.6% for the quarter.

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

One macroeconomic factor affecting our customers and industry during the second quarter of fiscal 2015 was gas prices. During the quarter, the price per gallon of unleaded gasoline in the United States began the quarter at $2.82 per gallon and ended the quarter at $2.27 per gallon, a $0.55 decrease. During the comparable prior year period, gas prices increased by $0.15 per gallon, beginning at $3.29 per gallon and ending at $3.44 per gallon. We believe reduced gas prices gave our customers additional disposable income and positively impacted our sales during the quarter. With approximately 11 billion gallons of unleaded gas consumed each month across the U.S., each $1 decrease at the pump contributes approximately $11 billion of additional spending capacity to consumers each month. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

An additional macroeconomic factor affecting our customers during the second quarter of fiscal 2015 was the processing of income tax refunds. In recent years, we have experienced a significant growth in our sales concurrent with the U.S. tax refund season. We believe that our most economically challenged customers use their refunds to make repairs and enhancements to their vehicles that have been deferred. Each year, the exact timing of tax refunds shifts and those shifts occur at the end of our second fiscal quarter or at the beginning of our third fiscal quarter. During the second quarter of fiscal 2015, refunds began earlier and increased our sales in the last two weeks of the quarter.

During the second quarter of fiscal 2015, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 84% of total sales, with failure related categories continuing to be our strongest performers. While we have not experienced any fundamental shifts in our category sales mix as compared to previous years, our sales mix can be impacted by severe or unusual weather over a short term period. Over the long term, we believe the impact of the weather on our sales mix is not significant. We did experience a slight increase in the mix of sales of the maintenance category as compared to last year. We believe the improvement in the maintenance sales category was driven by somewhat more conducive weather patterns this year, improved merchandise assortments due to the products we have added over the last year and lower gas prices.

Our primary response to fluctuations in the demand for the products we sell is to adjust our advertising message, store staffing and product assortment. Specifically, during fiscal 2014 and 2015, we have closely studied our hub distribution model and store inventory levels and assortment. As a result, we are performing certain strategic tests including adding additional inventory into our hub stores, increasing product availability in our stores and testing different delivery frequencies from our distribution centers. All of these tests are designed to increase our ability to meet our customers’ needs, and during the second quarter of fiscal 2015, we saw improved sales in categories where we have added merchandise.

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

Effective September 27, 2014, we acquired the outstanding stock of IMC, the second largest distributor of quality import replacement parts in the United States, for $75.7 million, net of cash. IMC specializes in parts coverage for European and Asian cars. With this acquisition, we expect to grow our share in the aftermarket import car parts market. The results of operations from IMC have been included in our Auto Parts Stores business activities since the date of acquisition. The purchase price allocation resulted in goodwill of $16.2 million and intangible assets totaling $8.3 million. Goodwill generated from the acquisition is primarily attributable to expected synergies and the assembled workforce. The allocation of the purchase price to goodwill and intangible assets is preliminary as of February 14, 2015 and subject to change upon completion of the final valuation of these assets.

Twelve Weeks Ended February 14, 2015

Compared with Twelve Weeks Ended February 15, 2014

Net sales for the twelve weeks ended February 14, 2015 increased $153.2 million to $2.144 billion, or 7.7%, over net sales of $1.990 billion for the comparable prior year period. Total auto parts sales increased by 7.6%, primarily driven by domestic same store sales, net sales of $39.4 million from new stores, increased commercial programs and the inclusion of IMC sales.

Gross profit for the twelve weeks ended February 14, 2015 was $1.120 billion, or 52.2% of net sales, compared with $1.037 billion, or 52.1% of net sales, during the comparable prior year period. The improvement in gross margin was attributable to higher merchandise margins, partially offset by the impact from IMC, which was acquired during September 2014 (29 basis points).

Operating, selling, general and administrative expenses for the twelve weeks ended February 14, 2015 were $758.8 million, or 35.4% of net sales, compared with $ 699.7 million, or 35.2% of net sales, during the comparable prior year period. The increase in operating expenses, as a percentage of sales, was due to higher incentive compensation, impact from the IMC acquisition and higher self-insured employee medical costs. Partially offsetting these items was a favorable credit card litigation settlement of $5.4 million (26 basis points) recognized during the quarter.

Net interest expense for the twelve weeks ended February 14, 2015 was $34.5 million compared with $39.5 million during the comparable prior year period. The decrease was primarily due to a decrease in borrowing rates, partially offset by an increase in debt over the comparable prior year period. Average borrowings for the twelve weeks ended February 14, 2015 were $4.513 billion, compared with $4.275 billion for the comparable prior year period. Weighted average borrowing rates were 2.9% for the twelve weeks ended February 14, 2015 and 3.7% for the twelve weeks ended February 15, 2014.

Our effective income tax rate was 35.2% of pretax income for the twelve weeks ended February 14, 2015 and 35.3% for the comparable prior year period.

Net income for the twelve week period ended February 14, 2015 increased by $18.9 million to $211.7 million, and diluted earnings per share increased by 15.6% to $6.51 from $5.63 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.31.

Twenty-Four Weeks Ended February 14, 2015

Compared with Twenty-Four Weeks Ended February 15, 2014

Net sales for the twenty-four weeks ended February 14, 2015 increased $319.8 million to $4.404 billion, or 7.8%, over net sales of $4.084 billion for the comparable prior year period. Total auto parts sales increased by 7.8%, primarily driven by domestic same store sales, net sales of $78.2 million from new stores, increased commercial programs and the inclusion of IMC sales.

Gross profit for the twenty-four weeks ended February 14, 2015 was $2.297 billion, or 52.2% of net sales, compared with $2.123 billion, or 52.0% of net sales, during the comparable prior year period. The improvement in gross margin was attributable to higher merchandise margins, partially offset by the impact on margin from the acquisition of IMC (22 basis points).

Operating, selling, general and administrative expenses for the twenty-four weeks ended February 14, 2015 were $1.527 billion, or 34.7% of net sales, compared with $1.402 billion, or 34.3% of net sales, during the comparable prior year period. The increase in operating expenses, as a percentage of sales, was due to higher incentive compensation, higher self-insured employee medical costs and the impact from the IMC acquisition. Partially offsetting these items was a favorable credit card litigation settlement of $5.4 million (12 basis points) recognized during the quarter.

Net interest expense for the twenty-four weeks ended February 14, 2015 was $71.6 million compared with $81.9 million during the comparable prior year period. The decrease was primarily due to a decrease in borrowing rates, partially offset by an increase in debt over the comparable prior year period. Average borrowings for the twenty-four weeks ended February 14, 2015 were $4.438 billion, compared with $4.206 billion for the comparable prior year period. Weighted average borrowing rates were 3.2% for the twenty-four weeks ended February 14, 2015 and 3.9% for the twenty-four weeks ended February 15, 2014.

Our effective income tax rate was 35.5% of pretax income for the twenty-four weeks ended February 14, 2015 and 35.7% for the comparable prior year period.

Net income for the twenty-four week period ended February 14, 2015 increased by $39.1 million to $450.0 million, and diluted earnings per share increased by 15.6% to $13.78 from $11.92 in the comparable prior year period. The impact on year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.60.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the twenty-four weeks ended February 14, 2015 our net cash flows from operating activities provided $476.5 million as compared with $508.0 million provided during the comparable prior year period. The decrease is primarily due to the change in inventory, net of payables partially offset by timing of vendor funding payments and increased net income.

Our net cash flows used in investing activities for the twenty-four weeks ended February 14, 2015 was $271.5 million as compared with $173.8 million in the comparable prior year period. Capital expenditures for the twenty-four weeks ended February 14, 2015 were $186.2 million compared to $160.0 million for the comparable prior year period. The increase is primarily driven by the timing of new store openings. During the twenty-four week period ended February 14, 2015, we opened 67 net new stores and one IMC branch. In the comparable prior year period, we opened 41 net new stores. Cash flows used in the acquisition of IMC were $75.7 million in the twenty-four week period ended February 14, 2015. Cash flows were also used in the purchase of other intangibles for $10 million in the same period. In the comparable prior year period, cash flows were used to purchase intangibles for $11.1 million. Investing cash flows were also impacted by our wholly owned captive, which purchased $21.7 million and sold $19.6 million in marketable securities during the twenty-four weeks ended February 14, 2015. During the comparable prior year period, the captive purchased $21.1 million in marketable securities and sold $19.2 million in marketable securities. Capital asset disposals and other provided $2.6 million during the twenty-four week period ended February 14, 2015, and used $0.9 million in the comparable prior year period.

Our net cash flows used in financing activities for the twenty-four weeks ended February 14, 2015 was $174.7 million compared to $336.7 million in the comparable prior year period. During the twenty-four weeks ended February 14, 2015, we issued no debt as compared to $400 million in proceeds from the issuance of debt during the comparable prior year period. During the twenty-four weeks ended February 14, 2015, we repaid our $500 million of Senior Notes due in January 2015 using commercial paper borrowings. During the comparable prior year period we repaid our $500 million of Senior Notes due in January 2014 using proceeds from the $400 million bond issuance in fiscal 2014 and commercial paper borrowings. For the twenty-four weeks ended February 14, 2015, there were $604.5 million net proceeds from commercial paper, as compared to $234.7 million net proceeds from commercial paper in the comparable prior year period. Stock repurchases were $325.7 million in the current twenty-four week period as compared with $491.5 million in the comparable prior year period. For the twenty-four weeks ended February 14, 2015, proceeds from the sale of common stock and exercises of stock options provided $66.7 million, including $28.6 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $38.7 million, including $11.1 million in related tax benefits.

During fiscal 2015, we expect to invest in our business at an increased rate as compared to fiscal 2014. Our investments are expected to be directed primarily to our new-store development program, enhancements to existing stores, supply chain infrastructure, investments in technology and the acquisition of IMC. The amount of our investments in our new-store program is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States, Mexico or Brazil, or located in urban or rural areas. Our mix of store openings has moved away from build-to-suit leases (lower initial capital investment) to ground leases and land purchases (higher initial capital investment), resulting in increased capital expenditures per store over the previous three years, and we expect this trend to continue during the fiscal year ending August 29, 2015.

In addition to the building and land costs, our new-store development program requires working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 107.5% compared to 112.6% last year. The decrease was driven by a slow-down in inventory turns due to increased inventory as a result of certain strategic initiatives and tests and the inclusion of IMC. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate.

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

For the trailing four quarters ended February 14, 2015, our after-tax return on invested capital (“ROIC”) was 31.2% as compared to 32.3% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). ROIC decreased primarily due to the increase in average debt, which was driven by recent investments in the business. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance.

Debt Facilities

On December 19, 2014, we amended and restated our existing revolving credit facility by increasing the amount of capital leases allowable to $225 million, extending the expiration date by two years and renegotiating other terms and conditions. This credit facility is available to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. The capacity of the credit facility is $1.25 billion and may be increased to $1.5 billion prior to the maturity date at our election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit and may include up to $225 million in capital leases each fiscal year. Under the revolving credit facility, we may borrow funds consisting of Eurodollar loans or base rate loans. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the revolving credit facility, depending upon our senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. We also have the option to borrow funds under the terms of a swingline loan subfacility. The revolving credit facility expires in December 2019.

On December 19, 2014, we entered into a new revolving credit facility (the “364-Day Credit Agreement”). The credit facility is available to primarily support commercial paper borrowings and other short-term unsecured bank loans. The 364-Day Credit Agreement provides for loans in the principal amount of up to $500 million. Under the credit facility, we may borrow funds consisting of Eurodollar loans, base rate loans, or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable margin, as defined in the revolving credit facility, depending upon our senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. This credit facility expires on December 19, 2015, but we may request an extension of the termination date for 364 days no later than 45 days prior to December 19, 2015, subject to bank approval. In addition, we have the right to request a term-loan, at least 15 days prior to December 19, 2015, up to one year from the termination date, subject to a 1% penalty.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the revolving credit facility. As of February 14, 2015, we have $91.8 million in letters of credit outstanding under the letter of credit facility, which expires in June 2016.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $20.1 million in letters of credit outstanding as of February 14, 2015. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of February 14, 2015, $1.498 billion of commercial paper borrowings and $212.8 million of the 5.500% Senior Notes due November 2015 are classified as long-term in the Consolidated Balance Sheets as we have the ability and intent to refinance on a long-term basis through available capacity in our revolving credit facilities. As of February 14, 2015, we had $1.711 billion of availability under our $1.750 billion revolving credit facilities, which would allow us to replace these short-term obligations with long-term financing.

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

The 5.750% Senior Notes issued in July 2009 and the 7.125% Senior Notes issued during August 2008 (collectively, the “Notes”), are subject to an interest rate adjustment if the debt ratings assigned to the Notes are downgraded. Further, all senior notes issued since August 2008 contain a provision that repayment of the notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of February 14, 2015, we were in compliance with all covenants and expect to remain in compliance with all covenants.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.5:1 as of February 14, 2015, and was 2.5:1 as of February 15, 2014. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels.

Stock Repurchases

From January 1, 1998 to February 14, 2015, we have repurchased a total of 137.5 million shares at an aggregate cost of $14.356 billion, including 614,099 shares of our common stock at an aggregate cost of $325.7 million during the twenty-four week period ended February 14, 2015. On June 17, 2014, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $14.15 billion to $14.9 billion. Considering cumulative repurchases as of February 14, 2015, we have $543.6 million remaining under the Board’s authorization to repurchase our common stock.

On March 24, 2015, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $14.9 billion to $15.65 billion. Subsequent to February 14, 2015, we have repurchased 268,371 shares of its common stock at an aggregate cost of $174.1 million. Considering the cumulative repurchases and the increase in authorization subsequent to February 14, 2015, we have $1.119 billion remaining under the Board’s authorization to repurchase its common stock.

During the twenty-four week period ended February 14, 2015, we retired 2.1 million shares of treasury stock which had previously been repurchased under our share repurchase program. The retirement increased Retained deficit by $1.050 billion and decreased Additional paid-in capital by $57.4 million. During the comparable prior year period, we retired 3.2 million shares of treasury stock, which increased Retained deficit by $1.220 billion and decreased Additional paid-in capital by $74.0 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at February 14, 2015, was $116.6 million compared with $135.9 million at August 30, 2014, and our total surety bonds commitment at February 14, 2015, was $29.8 million compared with $28.1 million at August 30, 2014.

Financial Commitments

As of February 14, 2015, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 30, 2014.

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

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital “ROIC”

The following tables calculate the percentages of ROIC for the trailing four quarters ended February 14, 2015 and February 15, 2014.

	A	B	A–B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 30, 2014	Twenty-Four Weeks Ended February 15, 2014	Twenty-Eight Weeks Ended August 30, 2014	Twenty-Four Weeks Ended February 14, 2015	Trailing Four Quarters Ended February 14, 2015
Net income	$1,069,744	$410,917	$658,827	$450,033	$1,108,860
Adjustments:
Interest expense	167,509	81,921	85,588	71,596	157,184
Rent expense	253,813	115,505	138,308	124,551	262,859
Tax effect (1)	(149,991)	(70,284)	(79,707)	(69,828)	(149,535)

After-tax return	$1,341,075	$538,059	$803,016	$576,352	$1,379,368

Average debt (2)					$4,382,857
Average deficit (3)					(1,654,368)
Rent x 6 (4)					1,577,154
Average capital lease obligations (5)					116,747

Pre-tax invested capital					$4,422,390

ROIC					31.2%

	A	B	A–B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 31, 2013 (6)	Twenty-Four Weeks Ended February 9, 2013	Twenty-Nine Weeks Ended August 31, 2013 (6)	Twenty-Four Weeks Ended February 15, 2014	Trailing Four Quarters Ended February 15, 2014 (6)
Net income	$1,016,480	$379,698	$636,782	$410,917	$1,047,699
Adjustments:
Interest expense	185,415	82,428	102,987	81,921	184,908
Rent expense	246,340	109,915	136,425	115,505	251,930
Tax effect (1)	(155,432)	(68,666)	(86,766)	(70,481)	(157,247)

After-tax return	$1,292,803	$503,375	$789,428	$537,862	$1,327,290

Average debt (2)					$4,136,218
Average deficit (3)					(1,640,250)
Rent x 6 (4)					1,511,580
Average capital lease obligations (5)					104,127

Pre-tax invested capital					$4,111,675

ROIC					32.3%

(1)	The effective tax rate was 35.6% and 35.7% over the trailing four quarters ended February 14, 2015 and February 15, 2014 respectively.
(2)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(3)	Average equity is equal to the average of our stockholders’ deficit measured as of the previous five quarters.
(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(5)	Average capital lease obligations are equal to the average of our capital lease obligations measured as of the previous five quarters.
(6)	The fiscal year ended August 30, 2013 consisted of 53 weeks resulting in an additional week for the trailing four quarters ended February 15, 2014.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Share-Based Expense

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended February 14, 2015 and February 15, 2014.

	A	B	A–B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 30, 2014	Twenty-Four Weeks Ended February 15, 2014	Twenty-Eight Weeks Ended August 30, 2014	Twenty-Four Weeks Ended February 14, 2015	Trailing Four Quarters Ended February 14, 2015
Net income	$1,069,744	$410,917	$658,827	$450,033	$1,108,860
Add: Interest expense	167,509	81,921	85,588	71,596	157,184
Income tax expense	592,970	228,232	364,738	248,202	612,940

EBIT	1,830,223	721,070	1,109,153	769,831	1,878,984
Add: Depreciation expense	251,267	114,154	137,113	120,912	258,025
Rent expense	253,813	115,505	138,308	124,551	262,859
Share-based expense	39,390	20,716	18,674	20,200	38,874

EBITDAR	$2,374,693	$971,445	$1,403,248	$1,035,494	$2,438,742

Debt					$4,448,300
Capital lease obligations					125,795
Add: Rent x 6 (1)					1,577,154

Adjusted debt					$6,151,249

Adjusted debt / EBITDAR					2.5

	A	B	A–B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 31, 2013 (2)	Twenty-Four Weeks Ended February 9, 2013	Twenty-Nine Weeks Ended August 31, 2013 (2)	Twenty-Four Weeks Ended February 15, 2014	Trailing Four Quarters Ended February 15, 2014 (2)
Net income	$1,016,480	$379,698	$636,782	$410,917	$1,047,699
Add: Interest expense	185,415	82,428	102,987	81,921	184,908
Income tax expense	571,203	218,722	352,481	228,232	580,713

EBIT	1,773,098	680,848	1,092,250	721,070	1,813,320
Add: Depreciation expense	227,251	103,044	124,207	114,154	238,361
Rent expense	246,340	109,915	136,425	115,505	251,930
Share-based expense	37,307	16,616	20,691	20,716	41,407

EBITDAR	$2,283,996	$910,423	$1,373,573	$971,445	$2,345,018

Debt					$4,321,684
Capital lease obligations					107,224
Add: Rent x 6 (1)					1,511,580

Adjusted debt					$5,940,488

Adjusted debt / EBITDAR					2.5

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.
(2)	The fiscal year ended August 30, 2013 consisted of 53 weeks resulting in an additional week for the trailing four quarters ended February 15, 2014.

Recent Accounting Pronouncements:

Refer to Note A of the Notes to Condensed Consolidated Financial Statements for the discussion of recent accounting pronouncements.

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

At February 14, 2015, the only material change to our instruments and positions that are sensitive to market risk since the disclosures in our 2014 Annual Report to Stockholders was the $604.5 million net increase in commercial paper.

The fair value of our debt was estimated at $4.556 billion as of February 14, 2015 and $4.480 billion as of August 30, 2014, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value is greater than the carrying value of debt by $107.7 million at February 14, 2015 and $136.6 million at August 30, 2014. We had $1.498 billion of variable rate debt outstanding at February 14, 2015 and $893.8 million of variable rate debt outstanding at August 30, 2014. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $15.0 million in fiscal 2015. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $2.950 billion at February 14, 2015 and $3.450 billion at August 30, 2014. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $134.2 million at February 14, 2015.

Item 4.	Controls and Procedures.

As of February 14, 2015, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 14, 2015. During or subsequent to the quarter ended February 14, 2015, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Shares of common stock repurchased by the Company during the quarter ended February 14, 2015, were as follows:

Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
November 23, 2014 to December 20, 2014	—	$—	—	$569,623,824
December 21, 2014 to January 17, 2015	42,993	606.16	42,993	543,563,129
January 18, 2015 to February 14, 2015	—	—	—	543,563,129

Total	42,993	$606.16	42,993	$543,563,129

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended on March 24, 2015 to increase the repurchase authorization to $15.65 billion from $14.9 billion and does not have an expiration date. All of the above repurchases were part of this program.

Subsequent to February 14, 2015, we have repurchased 268,371 shares of our common stock at an aggregate cost of $174.1 million. Considering the increase in the authorization and cumulative repurchases subsequent to February 14, 2015, the Company has $1.119 billion remaining under the Board’s authorization to repurchase its common stock.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Fifth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 28, 2011.

10.1	Second Amended and Restated Credit Agreement dated as of December 19, 2014, among AutoZone, Inc., as Borrower, the lenders party thereto and Bank of America, N.A. as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 22, 2014.

10.2	364-Day Credit Agreement Dated as of December 19, 2014, among AutoZone, Inc. as Borrower, the lenders party thereto and Wells Fargo Bank National Association as Administrative Agent, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated December 22, 2014.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

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
Charlie Pleas, III Senior Vice President, Controller (Principal Accounting Officer)

Dated: March 24, 2015

EXHIBIT INDEX

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Fifth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 28, 2011.

10.1	Second Amended and Restated Credit Agreement dated as of December 19, 2014, among AutoZone, Inc., as Borrower, the lenders party thereto and Bank of America, N.A. as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 22, 2014.

10.2	364-Day Credit Agreement Dated as of December 19, 2014, among AutoZone, Inc. as Borrower, the lenders party thereto and Wells Fargo Bank National Association as Administrative Agent, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated December 22, 2014.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document