Form 10-Q
period 2015-05-09
AUTOZONE INC
filed 2015-06-17
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 9, 2015, or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value – 30,872,432 shares outstanding as of June 12, 2015.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	May 9, 2015	August 30, 2014
Assets
Current assets:
Cash and cash equivalents	$153,288	$124,485
Accounts receivable	212,068	200,899
Merchandise inventories	3,468,249	3,140,100
Other current assets	110,075	110,420
Deferred income taxes	6,810	4,708

Total current assets	3,950,490	3,580,612

Property and equipment:
Property and equipment	5,747,901	5,500,674
Less: Accumulated depreciation and amortization	(2,321,513)	(2,190,199)

	3,426,388	3,310,475

Goodwill	384,613	367,829
Deferred income taxes	48,447	45,137
Other long-term assets	222,502	213,805

	655,562	626,771

	$8,032,440	$7,517,858

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,845,129	$3,609,199
Accrued expenses and other	499,973	481,894
Income taxes payable	118,107	41,200
Deferred income taxes	229,893	227,891
Short-term borrowings	—	180,910

Total current liabilities	4,693,102	4,541,094

Long-term debt	4,533,329	4,162,890
Other long-term liabilities	449,254	435,731

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 32,045 shares issued and 31,239 shares outstanding as of May 9, 2015; 33,858 shares issued and 32,304 shares outstanding as of August 30, 2014	321	339
Additional paid-in capital	914,803	843,504
Retained deficit	(1,819,875)	(1,529,123)
Accumulated other comprehensive loss	(197,182)	(128,903)
Treasury stock, at cost	(541,312)	(807,674)

Total stockholders’ deficit	(1,643,245)	(1,621,857)

	$8,032,440	$7,517,858

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands, except per share data)	May 9, 2015	May 10, 2014	May 9, 2015	May 10, 2014
Net sales	$2,493,021	$2,341,545	$6,896,936	$6,425,617
Cost of sales, including warehouse and delivery expenses	1,190,232	1,124,587	3,297,453	3,085,927

Gross profit	1,302,789	1,216,958	3,599,483	3,339,690
Operating, selling, general and administrative expenses	788,840	738,006	2,315,704	2,139,668

Operating profit	513,949	478,952	1,283,779	1,200,022
Interest expense, net	31,779	36,162	103,374	118,083

Income before income taxes	482,170	442,790	1,180,405	1,081,939
Income taxes	173,099	157,633	421,301	385,865

Net income	$309,071	$285,157	$759,104	$696,074

Weighted average shares for basic earnings per share	31,643	33,073	31,893	33,610
Effect of dilutive stock equivalents	658	643	641	607

Weighted average shares for diluted earnings per share	32,301	33,716	32,534	34,217

Basic earnings per share	$9.77	$8.62	$23.80	$20.71

Diluted earnings per share	$9.57	$8.46	$23.33	$20.34

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands)	May 9, 2015	May 10, 2014	May 9, 2015	May 10, 2014
Net income	$309,071	$285,157	$759,104	$696,074
Other comprehensive (loss) income:
Pension liability adjustments, net of taxes (1)	1,256	957	3,741	2,864
Foreign currency translation adjustments	(13,285)	13,700	(72,138)	12,011
Unrealized gains (losses) on marketable securities, net of taxes (2)	129	(13)	41	158
Net derivative activities, net of taxes (3)	304	25	77	78

Total other comprehensive (loss) income	(11,596)	14,669	(68,279)	15,111

Comprehensive income	$297,475	$299,826	$690,825	$711,185

(1)	Pension liability adjustments are presented net of taxes of $807 in fiscal 2015 and $630 in fiscal 2014 for the twelve weeks ended and $2,449 in fiscal 2015 and $1,898 in fiscal 2014 for the thirty-six weeks ended
(2)	Unrealized gains (losses) on marketable securities are presented net of taxes of $69 in fiscal 2015 and $7 in fiscal 2014 for the twelve weeks ended and $22 in fiscal 2015 and $85 in fiscal 2014 for the thirty-six weeks ended
(3)	Net derivative activities are presented net of taxes of $264 in fiscal 2015 and $17 in fiscal 2014 for the twelve weeks ended and $49 in fiscal 2015 and $48 in fiscal 2014 for the thirty-six weeks ended

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Six Weeks Ended
(in thousands)	May 9, 2015	May 10, 2014
Cash flows from operating activities:
Net income	$759,104	$696,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	183,211	172,286
Amortization of debt origination fees	4,274	4,895
Income tax benefit from exercise of stock options	(44,656)	(18,296)
Deferred income taxes	(5,431)	(21,234)
Share-based compensation expense	29,688	28,985
Changes in operating assets and liabilities:
Accounts receivable	5,395	(17,757)
Merchandise inventories	(294,330)	(267,801)
Accounts payable and accrued expenses	230,817	240,156
Income taxes payable	121,290	142,925
Other, net	9,750	10,885

Net cash provided by operating activities	999,112	971,118

Cash flows from investing activities:
Capital expenditures	(292,745)	(261,724)
Acquisition of business, net of cash	(75,744)	—
Purchase of intangibles	(10,000)	(11,112)
Purchase of marketable securities	(26,438)	(28,616)
Proceeds from sale of marketable securities	23,350	25,013
Disposal of capital assets and other, net	(3,147)	1,471

Net cash used in investing activities	(384,724)	(274,968)

Cash flows from financing activities:
Net proceeds from commercial paper	40,700	291,400
Proceeds from issuance of debt	648,829	400,000
Repayment of debt	(500,000)	(500,000)
Net proceeds from sale of common stock	57,015	34,412
Purchase of treasury stock	(840,918)	(911,537)
Income tax benefit from exercise of stock options	44,656	18,296
Payments of capital lease obligations	(26,664)	(24,248)
Other, net	(7,528)	(2,294)

Net cash used in financing activities	(583,910)	(693,971)

Effect of exchange rate changes on cash	(1,675)	979

Net increase in cash and cash equivalents	28,803	3,158
Cash and cash equivalents at beginning of period	124,485	142,191

Cash and cash equivalents at end of period	$153,288	$145,349

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

Operating results for the twelve and thirty-six weeks ended May 9, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2015. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2015 and 2014 each have 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. The update requires retrospective application and represents a change in accounting principle. The Company does not expect the provision of ASU 2015-03 to have a material impact on its consolidated financial statements, as the application of this guidance affects classification only. This update will be effective for the Company beginning with its annual period ending August 26, 2017.

In April 2015, the FASB issued ASU 2015-04, Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. ASU 2015-04 allows companies a choice to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year-to-year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. The Company does not expect the provision of ASU 2015-04 to have a material impact on its consolidated financial statements. This update will be effective for the Company beginning with its fiscal 2017 first quarter.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 clarifies the accounting treatment for fees paid by a customer in cloud computing arrangements. Under the revised guidance, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The revised guidance will not change a customer’s accounting for service contracts. Upon adoption, a reporting entity can elect to apply the new guidance prospectively after the effective date, or retrospectively. The Company does not expect the provision of ASU 2015-05 to have a material impact on its consolidated financial statements. This update will be effective for the Company beginning with its fiscal 2017 first quarter.

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

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $9.5 million for the twelve week period ended May 9, 2015, and was $8.3 million for the comparable prior year period. Share-based compensation expense was $29.7 million for the thirty-six week period ended May 9, 2015, and was $29.0 million for the comparable prior year period.

During the thirty-six week period ended May 9, 2015, 311,285 shares of stock options were exercised at a weighted average exercise price of $186.40. In the comparable prior year period, 194,130 shares of stock options were exercised at a weighted average exercise price of $177.95.

The Company made stock option grants of 329,700 shares during the thirty-six week period ended May 9, 2015, and granted options to purchase 347,615 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the thirty-six week periods ended May 9, 2015, and May 10, 2014, using the Black-Scholes-Merton multiple-option pricing valuation model, was $106.26 and $96.92 per share, respectively, using the following weighted average key assumptions:

	Thirty-Six Weeks Ended
	May 9, 2015	May 10, 2014
Expected price volatility	20%	23%
Risk-free interest rate	1.4%	1.0%
Weighted average expected lives (in years)	5.1	5.2
Forfeiture rate	9%	9%
Dividend yield	0%	0%

See AutoZone’s Annual Report on Form 10-K for the year ended August 30, 2014, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s 2011 Equity Incentive Award Plan, the 2011 Director Compensation Program, and the 2014 Director Compensation Plan.

For the twelve week period ended May 9, 2015, 1,140 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, no stock options shares were excluded from the dilutive earnings per share computation. There were 2,240 anti-dilutive shares excluded from the diluted earnings per share computation for the thirty-six week period ended May 9, 2015, and no stock options were excluded for the comparable prior year period.

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	May 9, 2015
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$13,595	$493	$—	$14,088
Other long-term assets	53,716	20,603	—	74,319

	$67,311	$21,096	$—	$88,407

	August 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$9,801	$599	$—	$10,400
Other long-term assets	53,133	21,722	—	74,855

	$62,934	$22,321	$—	$85,255

At May 9, 2015, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheet consisted of short-term marketable securities of $14.1 million, which are included within Other current assets, and long-term marketable securities of $74.3 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable securities, by asset class, are described in “Note D – Marketable Securities.”

Non-Financial Assets measured at Fair Value on a Non-Recurring Basis

Non-financial assets are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. The assets could include assets acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. During the thirty-six week periods ended May 9, 2015 and May 10, 2014 the Company did not have any significant non-financial assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

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

Note D – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	May 9, 2015
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$35,226	$159	$(4)	$35,381
Government bonds	27,254	61	—	27,315
Mortgage-backed securities	10,103	26	(82)	10,047
Asset-backed securities and other	15,643	21	—	15,664

	$88,226	$267	$(86)	$88,407

	August 30, 2014
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$37,265	$137	$(15)	$37,387
Government bonds	16,822	16	(1)	16,837
Mortgage-backed securities	8,791	22	(77)	8,736
Asset-backed securities and other	22,260	35	—	22,295

	$85,138	$210	$(93)	$85,255

The debt securities held at May 9, 2015 had effective maturities ranging from less than one year to approximately three years. The Company did not realize any material gains or losses on its marketable securities during the thirty-six week period ended May 9, 2015.

The Company holds 19 securities that are in an unrealized loss position of approximately $86 thousand at May 9, 2015. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.

Included above in total marketable securities are $45.5 million of marketable securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note E – Derivative Financial Instruments

At May 9, 2015, the Company had $11.5 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week period ended May 9, 2015, the Company reclassified $42 thousand of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $42 thousand from Accumulated other comprehensive loss to Interest expense. During the thirty-six week period ended May 9, 2015, the Company reclassified $126 thousand of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $126 thousand of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $1.2 million of net losses from Accumulated other comprehensive loss to Interest expense over the next twelve months.

Note F – Merchandise Inventories

Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method for domestic inventories and the first-in, first-out (“FIFO”) method for Mexico and Brazil inventories. Included in inventories are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $323.8 million at May 9, 2015 and $307.2 million at August 30, 2014.

Note G – Pension and Savings Plans

The components of net periodic pension expense related to the Company’s pension plans consisted of the following:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands)	May 9, 2015	May 10, 2014	May 9, 2015	May 10, 2014
Interest cost	$2,847	$3,016	$8,542	$9,048
Expected return on plan assets	(3,757)	(3,550)	(11,272)	(10,650)
Amortization of net loss	2,063	1,587	6,190	4,761

Net periodic pension expense	$1,153	$1,053	$3,460	$3,159

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the thirty-six week period ended May 9, 2015, the Company made contributions to its funded plan in the amount of $3.9 million. The Company expects to contribute approximately $13.0 million to the plan during the remainder of fiscal 2015; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

Note H – Financing

The Company’s long-term debt consisted of the following:

(in thousands)	May 9, 2015	August 30, 2014
5.750% Senior Notes due January 2015, effective interest rate of 5.89%	$—	$500,000
5.500% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.950% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
1.300% Senior Notes due January 2017, effective interest rate of 1.43%	400,000	400,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
2.500% Senior Notes due April 2021, effective interest rate of 2.62%	249,905	—
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.250% Senior Notes due April 2025, effective interest rate of 3.36%	398,924	—
Commercial paper, weighted average interest rate of 0.45% and 0.27% at May 9, 2015 and August 30, 2014, respectively	934,500	893,800

Total debt	4,533,329	4,343,800
Less: Short-term borrowings	—	180,910

Long-term debt	$4,533,329	$4,162,890

As of May 9, 2015, $934.5 million of commercial paper borrowings and the $300 million 5.500% Senior Notes due November 2015 are classified as long-term in the accompanying Consolidated Balance Sheets as the Company has the ability and intent to refinance on a long-term basis through available capacity in its revolving credit facilities. As of May 9, 2015, the Company had $1.711 billion of availability under its $1.750 billion revolving credit facilities, which would allow it to replace these short-term obligations with long-term financing.

On April 29, 2015, the Company issued $400 million in 3.250% Notes due April 2025 and $250 million in 2.500% Notes due April 2021 under its shelf registration statement filed with the SEC on April 15, 2015 (the “New Shelf Registration”). The New Shelf Registration allows the Company to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new location openings, stock repurchases and acquisitions. Proceeds from the debt issuances were used to repay a portion of the outstanding commercial paper borrowings, which were used to repay the $500 million in 5.750% Senior Notes due in January 2015, and for general corporate purposes.

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

On December 19, 2014, the Company amended and restated its existing revolving credit facility (the “Multi-Year Credit Agreement”) by increasing the amount of capital leases allowable to $225 million, extending the expiration date by two years, and renegotiations of other terms and conditions. This credit facility is available to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. The capacity of the credit facility is $1.25 billion and may be increased to $1.5 billion prior to the maturity date at the Company’s election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit and may include up to $225 million in capital leases each fiscal year. Under the revolving credit facility, the Company may borrow funds consisting of Eurodollar loans or base rate loans. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the revolving credit facility, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. The Company also has the option to borrow funds under the terms of a swingline loan subfacility. The revolving credit facility expires in December 2019.

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

As of May 9, 2015, the Company had no outstanding borrowings under each of the revolving credit facilities and $3.5 million of outstanding letters of credit under the Multi-Year Credit Agreement.

The fair value of the Company’s debt was estimated at $4.635 billion as of May 9, 2015 and $4.480 billion as of August 30, 2014, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $101.2 million at May 9, 2015 and $136.6 million at August 30, 2014.

Note I – Stock Repurchase Program

From January 1, 1998 to May 9, 2015 the Company has repurchased a total of 138.3 million shares at an aggregate cost of $14.872 billion, including 1,376,933 shares of its common stock at an aggregate cost of $840.9 million during thirty-six week period ended May 9, 2015. On March 24, 2015, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $14.9 billion to $15.65 billion. Considering the cumulative repurchases as of May 9, 2015 the Company had $778.3 million remaining under the Board’s authorization to repurchase its common stock.

Subsequent to May 9, 2015 the Company has repurchased 453,006 shares of its common stock at an aggregate cost of $308.5 million.

During the thirty-six week period ended May 9, 2015, the Company retired 2.1 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1.050 billion and decreased Additional paid-in capital by $57.4 million. During the comparable prior year period, the Company retired 3.2 million shares of treasury stock, which increased Retained deficit by $1.220 billion and decreased Additional paid-in capital by $74.0 million.

Note J – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss for the twelve week periods ended May 9, 2015 and May 10, 2014 consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at February 14, 2015	$(61,335)	$(116,689)	$(12)		$(7,550)	$(185,586)
Other comprehensive (loss) income before reclassifications	—	(13,285)	121		277	(12,887)
Amounts reclassified from Accumulated other comprehensive loss (1)	1,256 (2)	—	8	(4)	27 (5)	1,291

Balance at May 9, 2015	$(60,079)	$(129,974)	$117		$(7,246)	$(197,182)

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at February 15, 2014	$(48,954)	$(64,172)	$146		$(7,366)	$(120,346)
Other comprehensive income before reclassifications	—	13,700	23		—	13,723
Amounts reclassified from Accumulated other comprehensive loss (1)	957 (2)	—	(36	)(4)	25 (5)	946

Balance at May 10, 2014	$(47,997)	$(50,472)	$133		$(7,341)	$(105,677)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $807 for the twelve weeks ended May 9, 2015 and $630 for the twelve weeks ended May 10, 2014, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized (losses) gains on marketable securities, net of taxes of $4 for the twelve weeks ended May 9, 2015 and $19 for the twelve weeks ended May 10, 2014 which is recorded in Operating, selling, general, and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $15 for the twelve weeks ended May 9, 2015 and $17 for the twelve weeks ended May 10, 2014, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Changes in Accumulated other comprehensive loss for the thirty-six week periods ended May 9, 2015 and May 10, 2014, consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at August 30, 2014	$(63,820)	$(57,836)	$76		$(7,323)	$(128,903)
Other comprehensive (loss) income before reclassifications	—	(72,138)	61		—	(72,077)
Amounts reclassified from Accumulated other comprehensive loss (1)	3,741 (2)	—	(20	)(4)	77 (5)	3,798

Balance at May 9, 2015	$(60,079)	$(129,974)	$117		$(7,246)	$(197,182)

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at August 31, 2013	$(50,861)	$(62,483)	$(25)		$(7,419)	$(120,788)
Other comprehensive income before reclassifications	—	12,011	220		—	12,231
Amounts reclassified from Accumulated other comprehensive loss (1)	2,864 (2)	—	(62	)(4)	78 (5)	2,880

Balance at May 10, 2014	$(47,997)	$(50,472)	$133		$(7,341)	$(105,677)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $2,449 in fiscal 2015 and $1,898 in fiscal 2014, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized (losses) gains on marketable securities, net of taxes of $11 in fiscal 2015 and $33 in fiscal 2014, which is recorded in Operating, selling, general, and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $49 in fiscal 2015 and $48 is fiscal 2014, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Note K – Acquisition

Effective September 27, 2014, the Company acquired the outstanding stock of Interamerican Motor Corporation (“IMC”), the second largest distributor of quality import replacement parts in the United States, for $75.7 million, net of cash. IMC specializes in parts coverage for European and Asian cars. With this acquisition, the Company expects to grow its share in the aftermarket import car parts market. The results of operations from IMC have been included in the Company’s Auto Parts Locations business activities since the date of acquisition. Pro forma results of operations related to the acquisition of IMC are not presented as IMC’s results are not material to the Company’s condensed consolidated statements of operations. The purchase price allocation resulted in goodwill of $16.8 million and intangible assets totaling $7.7 million. Goodwill generated from the acquisition is primarily attributable to expected synergies and the assembled workforce. The allocation of the purchase price to goodwill and intangible assets is preliminary as of May 9, 2015 and subject to change upon completion of the final valuation of these assets.

Note L – Goodwill and Intangibles

The changes in the carrying amount of goodwill are as follows:

(in thousands)	Auto Parts Locations	Other	Total
Net balance as of August 30, 2014	$302,645	$65,184	$367,829
Goodwill adjustments added through acquisition(1)	16,784	—	16,784

Net balance as of May 9, 2015	$319,429	$65,184	$384,613

(1)	See Note K for discussion of the acquisition completed during the thirty-six weeks ended May 9, 2015.

The Company recorded an increase to intangible assets of $7.7 million during the thirty-six weeks ended May 9, 2015 related to the acquisition of IMC. The carrying amounts of intangible assets are included in Other long-term assets as follows:

(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Technology	3-5 years	$10,570	$(5,071)	$5,499
Noncompete agreements	5 years	1,300	(623)	677
Customer relationships	3-10 years	53,776	(10,472)	43,304

		$65,646	$(16,166)	49,480

Non-amortizing intangible asset:
Trade name				26,900

Total intangible assets other than goodwill				$76,380

Amortization expense of intangible assets for the twelve and thirty-six week period ended May 9, 2015 was $2.0 million and $6.2 million, respectively. Amortization expense of intangible assets for the twelve and thirty-six week periods ended May 10, 2014 was $2.0 million and $4.4 million, respectively.

During the thirty-six week period ended May 9, 2015, the Company made an installment payment for $10 million related to certain customer relationships purchased during fiscal 2014 relating to its ALLDATA operations.

Note M – Litigation

In 2004, the Company acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, the Company voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. The Company has conducted and paid for (at an immaterial cost to the Company) remediation of contamination on the property. The Company is also investigating, and will be addressing, potential vapor intrusion impacts in downgradient residences and businesses. The New Jersey Department of Environmental Protection (“NJDEP”) has asserted, in a Directive and Notice to Insurers dated February 19, 2013 and again in an Amended Directive and Notice to Insurers dated January 13, 2014 (collectively the “Directives”), that the Company is liable for the downgradient impacts under a joint and severable liability theory. By letter dated April 23, 2015, NJDEP has demanded payment from the Company, and other parties, in the amount of approximately $296 thousand for costs incurred by NJDEP in connection with contamination downgradient of the property. The Company has contested, and will continue to contest, any such assertions due to the existence of other entities/sources of contamination, some of which are named in the Directives and the April 23, 2015 Demand, in the area of the property. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, the Company believes it should be eligible to be reimbursed up to 75 percent of qualified remediation costs by the State of New Jersey. The Company has asked the state for clarification that the agreement applies to off-site work, and the state is considering the request. Although the aggregate amount of additional costs that the Company may incur pursuant to the remediation cannot currently be ascertained, the Company does not currently believe that fulfillment of its obligations under the agreement or otherwise will result in costs that are material to its financial condition, results of operations or cash flow.

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

Note N – Segment Reporting

The Company’s four operating segments (Domestic Auto Parts, Mexico, Brazil, and IMC) are aggregated as one reportable segment: Auto Parts Locations. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in Note A in its Annual Report on Form 10-K for the year ended August 30, 2014.

The Auto Parts Locations segment is a retailer and distributor of automotive parts and accessories through the Company’s 5,512 locations in the United States, Puerto Rico, Mexico, and Brazil. Each location carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands)	May 9, 2015	May 10, 2014	May 9, 2015	May 10, 2014
Net Sales
Auto Parts Locations	$2,404,469	$2,258,413	$6,645,712	$6,191,574
Other	88,552	83,132	251,224	234,043

Total	$2,493,021	$2,341,545	$6,896,936	$6,425,617

Segment Profit
Auto Parts Locations	$1,256,753	$1,171,098	$3,464,166	$3,210,084
Other	46,036	45,860	135,317	129,606

Gross profit	1,302,789	1,216,958	3,599,483	3,339,690
Operating, selling, general and administrative expenses	(788,840)	(738,006)	(2,315,704)	(2,139,668)
Interest expense, net	(31,779)	(36,162)	(103,374)	(118,083)

Income before income taxes	$482,170	$442,790	$1,180,405	$1,081,939

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of May 9, 2015, the related condensed consolidated statements of income for the twelve and thirty-six week periods ended May 9, 2015 and May 10, 2014, the condensed consolidated statements of comprehensive income for the twelve and thirty-six week periods ended May 9, 2015 and May 10, 2014, and the condensed consolidated statements of cash flows for the thirty-six week periods ended May 9, 2015 and May 10, 2014. These financial statements are the responsibility of the Company’s management.

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

June 17, 2015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at May 9, 2015 operated 5,069 AutoZone stores in the United States, including Puerto Rico; 418 in Mexico; seven in Brazil; and 18 Interamerican Motor Corporation (“IMC”) branches. Each AutoZone store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At May 9, 2015 in 4,007 of our domestic AutoZone stores, we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We have commercial programs in select stores in Mexico and Brazil. IMC branches carry an extensive line of original equipment quality import replacement parts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and accessories and performance parts through www.autoanything.com, and our commercial customers can make purchases through www.autozonepro.com and www.imcparts.net. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve and thirty-six weeks ended May 9, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2015. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2014 and fiscal 2015 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales were up 6.5% for the quarter driven by domestic same store sales (sales for stores open at least one year) growth of 2.3%, net sales of $47.9 million from new stores, and the inclusion of IMC sales. Earnings per share increased 13.1% for the quarter.

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

One macroeconomic factor affecting our customers and industry during the third quarter of fiscal 2015 was gas prices. During the quarter, the price per gallon of unleaded gasoline in the United States began the quarter at $2.27 per gallon and ended the quarter at $2.69 per gallon. During the comparable prior year period, gas prices began at $3.38 per gallon and ended at $3.67 per gallon. We believe reduced gas prices gave our customers additional disposable income. With approximately 11 billion gallons of unleaded gas consumed each month across the U.S., each $1 decrease at the pump contributes approximately $11 billion of additional spending capacity to consumers each month. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

An additional macroeconomic factor affecting us during the third quarter of fiscal 2015 was the timing of processing of income tax refunds. In recent years, we have experienced a significant growth in our sales concurrent with the U.S. tax refund season. We believe that our most economically challenged customers use their refunds to make repairs and enhancements to their vehicles that have been deferred. Each year, the exact timing of tax refunds shifts and those movements occur at the end of our second fiscal quarter or at the beginning of our third fiscal quarter. During fiscal 2015, refunds began earlier, and we believe this negatively impacted our sales during the third quarter.

During the third quarter of fiscal 2015, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 83% of total sales, with failure related categories continuing to be our strongest performers. While we have not experienced any fundamental shifts in our category sales mix as compared to previous years, we did experience a slight increase in mix of sales of the failure related categories. We believe the increase in failure related products is largely due to weather related impacts in various regions of the U.S.

Our primary response to fluctuations in the demand for the products we sell is to adjust our advertising message, store staffing, and product assortment. Specifically, during fiscal 2014 and 2015, we have closely studied our hub distribution model and store inventory levels and assortment. As a result, we are performing certain strategic tests including adding additional inventory into our hub stores, increasing product availability in our stores, and testing different delivery frequencies from our distribution centers. All of these tests are designed to increase our ability to meet our customers’ needs.

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

Effective September 27, 2014, we acquired the outstanding stock of IMC, the second largest distributor of quality import replacement parts in the United States, for $75.7 million, net of cash. IMC specializes in parts coverage for European and Asian cars. With this acquisition, we expect to grow our share in the aftermarket import car parts market. The results of operations from IMC have been included in our Auto Parts Locations business activities since the date of acquisition. The purchase price allocation resulted in goodwill of $16.8 million and intangible assets totaling $7.7 million. Goodwill generated from the acquisition is primarily attributable to expected synergies and the assembled workforce. The allocation of the purchase price to goodwill and intangible assets is preliminary as of May 9, 2015 and subject to change upon completion of the final valuation of these assets.

Twelve Weeks Ended May 9, 2015

Compared with Twelve Weeks Ended May 10, 2014

Net sales for the twelve weeks ended May 9, 2015 increased $151.5 million to $2.493 billion, or 6.5%, over net sales of $2.342 billion for the comparable prior year period. Total auto parts sales increased by 6.5%, primarily driven by domestic same store sales, net sales of $47.9 million from new stores, and the inclusion of IMC sales.

Gross profit for the twelve weeks ended May 9, 2015 was $1.303 billion, or 52.3% of net sales, compared with $1.217 billion, or 52.0% of net sales, during the comparable prior year period. The improvement in gross margin was attributable to higher merchandise margins, partially offset by the impact from IMC, which was acquired during September 2014 (-26 basis points).

Operating, selling, general and administrative expenses for the twelve weeks ended May 9, 2015 were $788.8 million, or 31.6% of net sales, compared with $738.0 million, or 31.5% of net sales, during the comparable prior year period. The increase in operating expenses, as a percentage of sales, was primarily due to the impact of the IMC acquisition.

Net interest expense for the twelve weeks ended May 9, 2015 was $31.8 million compared with $36.2 million during the comparable prior year period. The decrease was primarily due to a decrease in borrowing rates, partially offset by an increase in debt over the comparable prior year period. Average borrowings for the twelve weeks ended May 9, 2015 were $4.496 billion, compared with $4.319 billion for the comparable prior year period. Weighted average borrowing rates were 2.9% for the twelve weeks ended May 9, 2015 and 3.4% for the twelve weeks ended May 10, 2014.

Our effective income tax rate was 35.9% of pretax income for the twelve weeks ended May 9, 2015 and 35.6% for the comparable prior year period.

Net income for the twelve week period ended May 9, 2015 increased by $23.9 million to $309.1 million, and diluted earnings per share increased by 13.1% to $9.57 from $8.46 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.36.

Thirty-Six Weeks Ended May 9, 2015

Compared with Thirty-Six Weeks Ended May 10, 2014

Net sales for the thirty-six weeks ended May 9, 2015 increased $471.3 million to $6.897 billion, or 7.3%, over net sales of $6.426 billion for the comparable prior year period. Total auto parts sales increased by 7.3%, primarily driven by domestic same store sales, net sales of $126.1 million from new stores, and the inclusion of IMC sales.

Gross profit for the thirty-six weeks ended May 9, 2015 was $3.599 billion, or 52.2% of net sales, compared with $3.340 billion, or 52.0% of net sales, during the comparable prior year period. The improvement in gross margin was attributable to higher merchandise margins, partially offset by the impact from IMC, which was acquired during September 2014 (-25 basis points).

Operating, selling, general and administrative expenses for the thirty-six weeks ended May 9, 2015 were $2.316 billion, or 33.6% of net sales, compared with $2.140 billion, or 33.3% of net sales, during the comparable prior year period. The increase in operating expenses, as a percentage of sales, was due to the impact of the IMC acquisition and higher incentive compensation.

Net interest expense for the thirty-six weeks ended May 9, 2015 was $103.4 million compared with $118.1 million during the comparable prior year period. The decrease was primarily due to a decrease in borrowing rates, partially offset by an increase in debt over the comparable prior year period. Average borrowings for the thirty-six weeks ended May 9, 2015 were $4.457 billion, compared with $4.243 billion for the comparable prior year period. Weighted average borrowing rates were 3.1% for the thirty-six weeks ended May 9, 2015 and 3.8% for the thirty-six weeks ended May 10, 2014.

Our effective income tax rate was 35.7% of pretax income for both the thirty-six weeks ended May 9, 2015 and the comparable prior year period.

Net income for the thirty-six week period ended May 9, 2015 increased by $63.0 million to $759.1 million, and diluted earnings per share increased by 14.7% to $23.33 from $20.34 in the comparable prior year period. The impact on year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.90.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the thirty-six weeks ended May 9, 2015 our net cash flows from operating activities provided $999.1 million as compared with $971.1 million provided during the comparable prior year period. The increase is primarily driven by increased net income, partially offset by timing of tax payments.

Our net cash flows used in investing activities for the thirty-six weeks ended May 9, 2015 was $384.7 million as compared with $275.0 million in the comparable prior year period. Capital expenditures for the thirty-six weeks ended May 9, 2015 were $292.7 million compared to $261.7 million for the comparable prior year period. The increase is primarily driven by new location openings. During the thirty-six week period ended May 9, 2015, we opened 104 net new locations. In the comparable prior year period, we opened 78 net new locations. Cash flows used in the acquisition of IMC were $75.7 million in the thirty-six week period ended May 9, 2015. Cash flows were also used in the purchase of other intangibles for $10 million in the same period. In the comparable prior year period, cash flows were used to purchase intangibles for $11.1 million. Investing cash flows were also impacted by our wholly owned captive, which purchased $26.4 million and sold $23.4 million in marketable securities during the thirty-six weeks ended May 9, 2015. During the comparable prior year period, the captive purchased $28.6 million in marketable securities and sold $25.0 million in marketable securities.

Our net cash flows used in financing activities for the thirty-six weeks ended May 9, 2015 was $583.9 million compared to $694.0 million in the comparable prior year period. During the thirty-six weeks ended May 9, 2015, we received $648.8 million from the issuance of debt compared to $400 million in proceeds from the issuance of debt during the comparable prior year period. During the thirty-six weeks ended May 9, 2015, we repaid our $500 million of Senior Notes due in January 2015 using commercial paper borrowings. During the comparable prior year period, we repaid our $500 million of Senior Notes due in January 2014 using proceeds from the $400 million bond issuance in fiscal 2014 and commercial paper borrowings. For the thirty-six weeks ended May 9, 2015, there were $40.7 million net proceeds from commercial paper, as compared to $291.4 million net proceeds from commercial paper in the comparable prior year period. Stock repurchases were $840.9 million in the current thirty-six week period as compared with $911.5 million in the comparable prior year period. For the thirty-six weeks ended May 9, 2015, proceeds from the sale of common stock and exercises of stock options provided $101.7 million, including $44.7 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $52.7 million, including $18.3 million in related tax benefits.

During fiscal 2015, we expect to invest in our business at an increased rate as compared to fiscal 2014. Our investments are expected to be directed primarily to new locations, enhancements to existing locations, supply chain infrastructure, investments in technology, and the acquisition of IMC. The amount of our investments in our new locations is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States, Mexico or Brazil, or located in urban or rural areas. Our mix of openings has moved away from build-to-suit leases (lower initial capital investment) to ground leases and land purchases (higher initial capital investment), resulting in increased capital expenditures per location over the previous three years, and we expect this trend to continue during the fiscal year ending August 29, 2015.

In addition to the building and land costs, our new locations require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 110.9% compared to 114.1% last year. The decrease was driven by a slow-down in inventory turns due to increased inventory as a result of certain strategic initiatives and tests and the inclusion of IMC. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate.

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

For the trailing four quarters ended May 9, 2015, our after-tax return on invested capital (“ROIC”) was 31.1% as compared to 32.4% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). ROIC decreased primarily due to the increase in average debt, which was driven by recent investments in the business. The return on these recent investments is currently diluting our operating margins. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance.

Debt Facilities

On December 19, 2014, we amended and restated our existing revolving credit facility (the “Multi-Year Credit Agreement”) by increasing the amount of capital leases allowable to $225 million, extending the expiration date by two years and renegotiating other terms and conditions. This credit facility is available to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. The capacity of the credit facility is $1.25 billion and may be increased to $1.5 billion prior to the maturity date at our election and subject to bank credit capacity and approval, may include up to $200 million in letters of credit and may include up to $225 million in capital leases each fiscal year. Under the revolving credit facility, we may borrow funds consisting of Eurodollar loans or base rate loans. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the revolving credit facility, depending upon our senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. We also have the option to borrow funds under the terms of a swingline loan subfacility. The revolving credit facility expires in December 2019.

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

As of May 9, 2015, we had no outstanding borrowings under each of the revolving credit facilities and $3.5 million of outstanding letters of credit under the Multi-Year Credit Agreement.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the revolving credit facility. As of May 9, 2015, we have $99.8 million in letters of credit outstanding under the letter of credit facility, which expires in June 2016.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $21.1 million in letters of credit outstanding as of May 9, 2015. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of May 9, 2015, $934.5 million of commercial paper borrowings and the $300 million 5.500% Senior Notes due November 2015 are classified as long-term in the Consolidated Balance Sheets as we have the ability and intent to refinance on a long-term basis through available capacity in our revolving credit facilities. As of May 9, 2015, we had $1.711 billion of availability under our $1.750 billion revolving credit facilities, which would allow us to replace these short-term obligations with long-term financing.

On April 29, 2015, we issued $400 million in 3.250% Notes due April 2025 and $250 million in 2.500% Notes due April 2021 under our shelf registration statement filed with the SEC on April 15, 2015 (the “New Shelf Registration”). The New Shelf Registration allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new location openings, stock repurchases and acquisitions. Proceeds from the debt issuances were used to repay a portion of the outstanding commercial paper borrowings, which were used to repay the $500 million in 5.750% Senior Notes due in January 2015, and for general corporate purposes.

On January 14, 2014, we issued $400 million in 1.300% Senior Notes due January 2017 under its shelf registration statement filed with the SEC on April 17, 2012 (the “Shelf Registration”). Proceeds from the debt issuance on January 14, 2014, were used to repay a portion of the $500 million in 6.500% Senior Notes due January 2014. We used commercial paper borrowings to repay the remainder of the 6.500% Senior Notes.

The 5.750% Senior Notes issued in July 2009 and the 7.125% Senior Notes issued during August 2008 (collectively, the “Notes”), are subject to an interest rate adjustment if the debt ratings assigned to the Notes are downgraded. Further, all senior notes issued since August 2008 contain a provision that repayment of the notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of May 9, 2015, we were in compliance with all covenants and expect to remain in compliance with all covenants.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.5:1 as of May 9, 2015, and was 2.5:1 as of May 10, 2014. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels.

Stock Repurchases

From January 1, 1998 to May 9, 2015, we have repurchased a total of 138.3 million shares at an aggregate cost of $14.872 billion, including 1,376,933 shares of our common stock at an aggregate cost of $840.9 million during the thirty-six week period ended May 9, 2015. On March 24, 2015, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $14.9 billion to $15.65 billion. Considering cumulative repurchases as of May 9, 2015, we have $778.3 million remaining under the Board’s authorization to repurchase our common stock.

Subsequent to May 9, 2015, we have repurchased 453,006 shares of our common stock at an aggregate cost of $308.5 million.

During the thirty-six week period ended May 9, 2015, we retired 2.1 million shares of treasury stock which had previously been repurchased under our share repurchase program. The retirement increased Retained deficit by $1.050 billion and decreased Additional paid-in capital by $57.4 million. During the comparable prior year period, we retired 3.2 million shares of treasury stock, which increased Retained deficit by $1.220 billion and decreased Additional paid-in capital by $74.0 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit outstandings at May 9, 2015, was $124.4 million compared with $135.9 million at August 30, 2014, and our total surety bonds outstandings at May 9, 2015, was $31.9 million compared with $28.1 million at August 30, 2014.

Financial Commitments

As of May 9, 2015, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 30, 2014.

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

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital “ROIC”

The following tables calculate the percentages of ROIC for the trailing four quarters ended May 9, 2015 and May 10, 2014.

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 30, 2014	Thirty-Six Weeks Ended May 10, 2014	Sixteen Weeks Ended August 30, 2014	Thirty-Six Weeks Ended May 9, 2015	Trailing Four Quarters Ended May 9, 2015
Net income	$1,069,744	$696,074	$373,670	$759,104	$1,132,774
Adjustments:
Interest expense	167,509	118,083	49,426	103,374	152,800
Rent expense	253,813	174,615	79,198	188,049	267,247
Tax effect (1)	(150,412)	(104,493)	(45,919)	(104,038)	(149,957)

After-tax return	$1,340,654	$884,279	$456,375	$946,489	$1,402,864

Average debt (2)					$4,425,186
Average deficit (3)					(1,640,964)
Rent x 6 (4)					1,603,482
Average capital lease obligations (5)					121,705

Pre-tax invested capital					$4,509,409

ROIC					31.1%

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 31, 2013 (6)	Thirty-Six Weeks Ended May 9, 2013	Seventeen Weeks Ended August 31, 2013 (6)	Thirty-Six Weeks Ended May 10, 2014	Trailing Four Quarters Ended May 10, 2014 (6)
Net income	$1,016,480	$645,281	$371,199	$696,074	$1,067,273
Adjustments:
Interest expense	185,415	124,519	60,896	118,083	178,979
Rent expense	246,340	166,349	79,991	174,615	254,606
Tax effect (1)	(153,705)	(103,549)	(50,156)	(104,200)	(154,356)

After-tax return	$1,294,530	$832,600	$461,930	$884,572	$1,346,502

Average debt (2)					$4,212,337
Average deficit (3)					(1,691,875)
Rent x 6 (4)					1,527,636
Average capital lease obligations (5)					105,496

Pre-tax invested capital					$4,153,594

ROIC					32.4%

(1)	The effective tax rate was 35.7% and 35.6% over the trailing four quarters ended May 9, 2015 and May 10, 2014 respectively.
(2)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(3)	Average equity is equal to the average of our stockholders’ deficit measured as of the previous five quarters.
(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(5)	Average capital lease obligations are equal to the average of our capital lease obligations measured as of the previous five quarters.
(6)	The fiscal year ended August 31, 2013 consisted of 53 weeks resulting in an additional week for the trailing four quarters ended May 10, 2014.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Share-Based Expense

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended May 9, 2015 and May 10, 2014.

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 30, 2014	Thirty-Six Weeks Ended May 10, 2014	Sixteen Weeks Ended August 30, 2014	Thirty-Six Weeks Ended May 9, 2015	Trailing Four Quarters Ended May 9, 2015
Net income	$1,069,744	$696,074	$373,670	$759,104	$1,132,774
Add: Interest expense	167,509	118,083	49,426	103,374	152,800
Income tax expense	592,970	385,865	207,105	421,301	628,406

EBIT	1,830,223	1,200,022	630,201	1,283,779	1,913,980
Add: Depreciation expense	251,267	172,286	78,981	183,211	262,192
Rent expense	253,813	174,615	79,198	188,049	267,247
Share-based expense	39,390	28,985	10,405	29,688	40,093

EBITDAR	$2,374,693	$1,575,908	$798,785	$1,684,727	$2,483,512

Debt					$4,533,329
Capital lease obligations					132,016
Add: Rent x 6 (1)					1,603,482

Adjusted debt					$6,268,827

Adjusted debt / EBITDAR					2.5

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 31, 2013 (2)	Thirty-Six Weeks Ended May 4, 2013	Seventeen Weeks Ended August 31, 2013 (2)	Thirty-Six Weeks Ended May 10, 2014	Trailing Four Quarters Ended May 10, 2014 (2)
Net income	$1,016,480	$645,281	$371,199	$696,074	$1,067,273
Add: Interest expense	185,415	124,519	60,896	118,083	178,979
Income tax expense	571,203	367,078	204,125	385,865	589,990

EBIT	1,773,098	1,136,878	636,220	1,200,022	1,836,242
Add: Depreciation expense	227,251	155,932	71,319	172,286	243,605
Rent expense	246,340	166,349	79,991	174,615	254,606
Share-based expense	37,307	25,632	11,675	28,985	40,660

EBITDAR	$2,283,996	$1,484,791	$799,205	$1,575,908	$2,375,113

Debt					$4,378,400
Capital lease obligations					106,214
Add: Rent x 6 (1)					1,527,636

Adjusted debt					$6,012,250

Adjusted debt / EBITDAR					2.5

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.
(2)	The fiscal year ended August 31, 2013 consisted of 53 weeks resulting in an additional week for the trailing four quarters ended May 10, 2014.

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

At May 9, 2015, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our 2014 Annual Report to Stockholders were the $40.7 million net increase in commercial paper.

The fair value of our debt was estimated at $4.635 billion as of May 9, 2015, and $4.480 billion as of August 30, 2014, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value is greater than the carrying value of debt by $101.2 million at May 9, 2015 and $136.6 million at August 30, 2014. We had $934.5 million of variable rate debt outstanding at May 9, 2015, and $893.8 million of variable rate debt outstanding at August 30, 2014. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $9.3 million in fiscal 2015. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $3.599 billion at May 9, 2015 and $3.450 billion at August 30, 2014. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $171.3 million at May 9, 2015.

Item 4.	Controls and Procedures.

As of May 9, 2015, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 9, 2015. During or subsequent to the quarter ended May 9, 2015, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

Item 4T.	Controls and Procedures.

Not applicable.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In 2004, we acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, we voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. We have conducted and paid for (at an immaterial cost to us) remediation of contamination on the property. We are also investigating, and will be addressing, potential vapor intrusion impacts in downgradient residences and businesses. The New Jersey Department of Environmental Protection (“NJDEP”) has asserted, in a Directive and Notice to Insurers dated February 19, 2013 and again in an Amended Directive and Notice to Insurers dated January 13, 2014 (collectively the “Directives”), that we are liable for the downgradient impacts under a joint and severable liability theory. By letter dated April 23, 2015, NJDEP has demanded payment from us, and other parties, in the amount of approximately $296 thousand for costs incurred by NJDEP in connection with contamination downgradient of the property. We have contested, and will continue to contest, any such assertions due to the existence of other entities/sources of contamination, some of which are named in the Directives and the April 23, 2015 Demand, in the area of the property. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, we believe it should be eligible to be reimbursed up to 75 percent of qualified remediation costs by the State of New Jersey. We have asked the state for clarification that the agreement applies to off-site work, and the state is considering the request. Although the aggregate amount of additional costs that we may incur pursuant to the remediation cannot currently be ascertained, we do not currently believe that fulfillment of its obligations under the agreement or otherwise will result in costs that are material to its financial condition, results of operations or cash flow.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Shares of common stock repurchased by the Company during the quarter ended May 9, 2015, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
February 15, 2015 to March 14, 2015	173,971	$643.80	173,971	$431,561,343
March 15, 2015 to April 11, 2015	299,144	675.62	299,144	979,454,739
April 12, 2015 to May 9, 2015	289,719	694.27	289,719	778,312,095

Total	762,834	$675.44	762,834	$778,312,095

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended on March 24, 2015 to increase the repurchase authorization to $15.65 billion from $14.9 billion and does not have an expiration date. All of the above repurchases were part of this program. Subsequent to May 9, 2015, we have repurchased 453,006 shares of our common stock at an aggregate cost of $308.5 million.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Fifth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 28, 2011.

4.1	Officers’ Certificate dated April 29, 2015, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 2.500% Senior Notes due 2021. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 29, 2015.

4.2	Form of 2.500% Note due 2021. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated April 29, 2015.

4.3	Officers’ Certificate dated April 29, 2015, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.250% Senior Notes due 2025. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 29, 2015.

4.4	Form of 3.250% Note due 2025. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 29, 2015.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

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
Charlie Pleas, III
Senior Vice President, Controller
(Principal Accounting Officer)

Dated: June 17, 2015

EXHIBIT INDEX

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Fifth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated September 28, 2011.

4.1	Officers’ Certificate dated April 29, 2015, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 2.500% Senior Notes due 2021. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 29, 2015.

4.2	Form of 2.500% Note due 2021. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated April 29, 2015.

4.3	Officers’ Certificate dated April 29, 2015, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.250% Senior Notes due 2025. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 29, 2015.

4.4	Form of 3.250% Note due 2025. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 29, 2015.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document