Form 10-K
period 2015-08-29
AUTOZONE INC
filed 2015-10-26
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 29, 2015,

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $19,532,578,508.

The number of shares of Common Stock outstanding as of October 19, 2015, was 30,485,243.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement to be filed within 120 days of August 29, 2015, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held December 16, 2015, are incorporated by reference into Part III.

Forward-Looking Statements

Certain statements contained in this annual report are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: credit market conditions; the impact of recessionary conditions; competition; product demand; the ability to hire and retain qualified employees; consumer debt levels; inflation; weather; raw material costs of our suppliers; energy prices; war and the prospect of war, including terrorist activity; construction delays; access to available and feasible financing; and changes in laws or regulations. Certain of these risks are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of this Annual Report on Form 10-K for the year ended August 29, 2015, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results.

PART I

Item  1. Business

Introduction

AutoZone, Inc. (“AutoZone,” the “Company,” “we,” “our” or “us”) is the nation’s leading retailer and a leading distributor of automotive replacement parts and accessories in the United States. We began operations in 1979 and at August 29, 2015, operated 5,141 AutoZone stores in the United States, including Puerto Rico; 441 stores in Mexico; seven stores in Brazil; and 20 Interamerican Motor Corporation (“IMC”) branches. Each AutoZone store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 29, 2015, in 4,141 of our domestic AutoZone stores we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in select stores in Mexico and Brazil. IMC branches carry an extensive line of original equipment quality import replacement parts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and accessories and performance parts through www.autoanything.com, and our commercial customers can make purchases through www.autozonepro.com and www.imcparts.net. We do not derive revenue from automotive repair or installation services.

At August 29, 2015, our AutoZone stores and IMC branches were in the following locations:

Location Count
Alabama	106
Alaska	8
Arizona	129
Arkansas	62
California	555
Colorado	77
Connecticut	45
Delaware	14
Florida	280
Georgia	193
Idaho	26
Illinois	233
Indiana	152
Iowa	27
Kansas	46
Kentucky	90
Louisiana	121
Maine	11
Maryland	59
Massachusetts	78
Michigan	180
Minnesota	50
Mississippi	88
Missouri	111
Montana	13
Nebraska	18
Nevada	61
New Hampshire	22
New Jersey	80
New Mexico	62
New York	170
North Carolina	199

North Dakota	3
Ohio	249
Oklahoma	71
Oregon	42
Pennsylvania	159
Puerto Rico	39
Rhode Island	16
South Carolina	86
South Dakota	6
Tennessee	160
Texas	573
Utah	50
Vermont	2
Virginia	115
Washington	85
Washington, DC	5
West Virginia	42
Wisconsin	64
Wyoming	8

Total Domestic AutoZone stores	5,141
Mexico	441
Brazil	7

Total AutoZone stores	5,589
IMC branches	20

Total locations	5,609

Marketing and Merchandising Strategy

We are dedicated to providing customers with superior service and trustworthy advice as well as quality automotive parts and products at a great value in conveniently located, well-designed stores. Key elements of this strategy are:

Customer Service

Customer service is the most important element in our marketing and merchandising strategy, which is based upon consumer marketing research. We emphasize that our AutoZoners (employees) should always put customers first by providing prompt, courteous service and trustworthy advice. Our electronic parts catalog assists in the selection of parts as well as identifying any associated warranties that are offered by us or our vendors. We sell automotive hard parts, maintenance items, accessories and non-automotive parts through www.autozone.com for pick-up in store or to be shipped directly to a customer’s home or business. Additionally, we offer smartphone apps that provide customers with store locations, driving directions, operating hours, ability to purchase products and product availability.

Our stores generally open at 7:30 or 8 a.m. and close between 8 and 10 p.m. Monday through Saturday and typically open at 9 a.m. and close between 6 and 9 p.m. on Sunday. However, some stores are open 24 hours, and some have extended hours of 6 or 7 a.m. until midnight seven days a week.

We also provide specialty tools through our Loan-A-Tool program. Customers can borrow a specialty tool, such as a steering wheel puller, for which a do-it-yourself (“DIY”) customer or a repair shop would have little or no use other than for a single job. AutoZoners also provide other free services, including check engine light readings where allowed by law, battery charging, the collection of used oil for recycling, and the testing of starters, alternators and batteries.

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
Radiators
Thermostats
Starters & Alternators
Water Pumps

We believe that the satisfaction of our customers is often impacted by our ability to provide specific automotive products as requested. Each store carries the same basic products, but we tailor our hard parts inventory to the makes and models of the vehicles in each store’s trade area, and our sales floor products are tailored to the local store’s demographics. Our hub stores (including mega hubs, which carry an even broader assortment) carry a larger assortment of products that are delivered to local satellite stores. We are constantly updating the products we offer to ensure that our inventory matches the products our customers need or desire.

Pricing

We want to be perceived by our customers as the value leader in our industry, by consistently providing quality merchandise at the right price, backed by a satisfactory warranty and outstanding customer service. For many of our products, we offer multiple value choices in a good/better/best assortment, with appropriate price and quality differences from the “good” products to the “better” and “best” products. A key differentiating component versus our competitors is our exclusive line of in-house brands, which includes the Valucraft, AutoZone, SureBilt, ProElite, Duralast, Duralast Gold, Duralast Platinum, and Duralast ProPower brands. We believe that our overall value compares favorably to that of our competitors.

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

Commercial

Our commercial sales program operates in a highly fragmented market, and we are one of the leading distributors of automotive parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts in the United States, Puerto Rico and Mexico. As a part of the domestic store program, we offer credit and delivery to our customers, as well as online ordering through www.autozonepro.com and www.imcparts.net. Through our hub stores, we offer a greater range of parts and products desired by professional technicians. We have dedicated sales teams focused on independent repair shops as well as national, regional and public sector commercial accounts.

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

Store Personnel and Training

Each store typically employs from 10 to 16 AutoZoners, including a manager and, in some cases, an assistant manager. We provide on-the-job training as well as formal training programs, including an annual national sales meeting, regular store meetings on specific sales and product topics, standardized training manuals and computer based modules and a specialist program that provides training to AutoZoners in several areas of technical expertise from the Company, our vendors and independent certification agencies. All domestic AutoZoners are encouraged to complete tests resulting in certifications by the National Institute for Automotive Service Excellence (“ASE”), which is broadly recognized for training certification in the automotive industry. Training is supplemented with frequent store visits by management.

Store managers, sales representatives, commercial sales managers, and managers at various levels across the organization receive financial incentives through performance-based bonuses. In addition, our growth has provided opportunities for the promotion of qualified AutoZoners. We believe these opportunities are important to attract, motivate and retain high quality AutoZoners.

All store support functions are centralized in our store support centers located in Memphis, Tennessee; Monterrey, Mexico; Chihuahua, Mexico; Sao Paulo, Brazil and Canoga Park, California. We believe that this centralization enhances consistent execution of our merchandising and marketing strategies at the store level, while reducing expenses and cost of sales.

Store Automation

All of our AutoZone stores have Z-net, our proprietary electronic catalog that enables our AutoZoners to efficiently look up the parts that our customers need and to provide complete job solutions, advice and information for customer vehicles. Z-net provides parts information based on the year, make, model and engine type of a vehicle and also tracks inventory availability at the store, at other nearby stores and through special order. The Z-net display screens are placed on the hard parts counter or pods, where both the AutoZoner and customer can view the screen.

Our AutoZone stores utilize our computerized proprietary Store Management System, which includes bar code scanning and point-of-sale data collection terminals. The Store Management System provides administrative assistance and improved personnel scheduling at the store level, as well as enhanced merchandising information and improved inventory control. We believe the Store Management System also enhances customer service through faster processing of transactions and simplified warranty and product return procedures.

Store Development

The following table reflects our location development during the past five fiscal years:

	Fiscal Year
	2015	2014	2013	2012	2011
Beginning locations	5,391	5,201	5,006	4,813	4,627
Acquired locations(1)	17	—	—	—	—
New locations	202	190	197	193	188
Closed locations	1	—	2	—	2

Net new locations	201	190	195	193	186

Relocated locations	5	8	11	10	10

Ending locations	5,609	5,391	5,201	5,006	4,813

(1)	Includes 17 IMC branches acquired on September 27, 2014.

We believe that expansion opportunities exist in markets that we do not currently serve, as well as in markets where we can achieve a larger presence. We undertake substantial research prior to entering new markets. The most important criteria for opening a new AutoZone store or IMC branch are the projected future profitability and the ability to achieve our required investment hurdle rate. Key factors in selecting new site and market locations for AutoZone stores and IMC branches include population, demographics, vehicle profile, customer buying trends, commercial businesses, number and strength of competitors’ stores and the cost of real estate. In reviewing the vehicle profile, we also consider the number of vehicles that are seven years old and older, or “our kind of vehicles”; these vehicles are generally no longer under the original manufacturers’ warranties and require more maintenance and repair than newer vehicles. We seek to open new AutoZone stores in high visibility sites in high traffic locations within or contiguous to existing market areas and attempt to cluster development in markets in a relatively short period of time. When selecting future sites and market locations for our IMC branches, we look for locations close to major highways to support IMC’s delivery schedule and also consider the population of AutoZone stores in the market. In addition to continuing to lease or develop our own locations, we evaluate and may make strategic acquisitions.

Purchasing and Supply Chain

Merchandise is selected and purchased for all AutoZone stores through our store support centers located in Memphis, Tennessee; Monterrey, Mexico and Sao Paulo, Brazil. Merchandise is selected and purchased for all IMC branches through our store support center located in Canoga Park, California. In fiscal 2015, one class of similar products accounted for approximately 11 percent of our total sales, and one vendor supplied approximately 11 percent of our purchases. No other class of similar products accounted for 10 percent or more of our total sales, and no other individual vendor provided more than 10 percent of our total purchases. We believe that alternative sources of supply exist, at similar costs, for most types of product sold. Most of our merchandise flows through our distribution centers to our stores by our fleet of tractors and trailers or by third-party trucking firms.

Our hub stores have increased our ability to distribute products on a timely basis to many of our stores and to expand our product assortment. A hub store has a larger assortment of products as well as regular replenishment items that can be delivered to a store in its network within 24 hours. Hub stores are generally replenished from distribution centers multiple times per week.

During fiscal 2014 and 2015, we tested two specific new concepts of our supply chain strategy; increased frequency of delivery to our stores and significantly expanded parts assortments in select stores we call mega hubs. A mega hub store carries inventory of 80,000 to 100,000 unique SKUs, approximately twice what a hub store carries. Mega hubs provide coverage to both surrounding stores and other hub stores multiple times a day or on an overnight basis. As part of these tests, we have incorporated more frequent deliveries from our distribution centers to a group of test stores. Our tests were concluded during fiscal 2015, and both initiatives are expected to be expanded to additional locations in fiscal 2016 and beyond.

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

Trademarks and Patents

We have registered several service marks and trademarks in the United States Patent and Trademark office as well as in certain other countries, including our service marks, “AutoZone” and “Get in the Zone,” and trademarks, “AutoZone,” “Duralast,” “Duralast Gold,” “Duralast Platinum,” “Duralast ProPower,” “Duralast ProPower Plus,” “Duralast ProPower Ultra,” “Duralast ProPower AGM,” “Valucraft,” “ProElite,” “SureBilt” “ALLDATA,” “AutoAnything,” “IMC,” “Loan-A-Tool” and “Z-net.” We believe that these service marks and trademarks are important components of our marketing and merchandising strategies.

Employees

As of August 29, 2015, we employed over 81,000 persons, approximately 58 percent of whom were employed full-time. About 91 percent of our AutoZoners were employed in stores or in direct field supervision, approximately 5 percent in distribution centers and approximately 4 percent in store support and other functions. Included in the above numbers are approximately 6,600 persons employed in our Mexico and Brazil operations.

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

William C. Rhodes, III, 50 – Chairman, President and Chief Executive Officer, Customer Satisfaction

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

William T. Giles, 56 – Chief Financial Officer and Executive Vice President – Finance, Information Technology and ALLDATA, Customer Satisfaction

William T. Giles was named Chief Financial Officer and Executive Vice President – Finance, Information Technology and ALLDATA during October 2012. Prior to that, he was Chief Financial Officer and Executive Vice President – Finance, Information Technology and Store Development from 2007 to 2012; Executive Vice President, Chief Financial Officer and Treasurer from June 2006 to December 2006; and Executive Vice President, Chief Financial Officer since May 2006. From 1991 to May 2006, he held several positions with Linens N’ Things, Inc., most recently as the Executive Vice President and Chief Financial Officer. Prior to 1991, he was with Melville, Inc. and PricewaterhouseCoopers. Mr. Giles is a member of the Board of Directors for Brinker International.

Mark A. Finestone, 54 – Executive Vice President – Merchandising, Supply Chain, and Marketing, Customer Satisfaction

Mark A. Finestone was named Executive Vice President – Merchandising, Supply Chain, and Marketing during October 2015. Previously, he was Senior Vice President – Merchandising and Store Development since 2014, Senior Vice President – Merchandising from 2008 to 2014, and Vice President – Merchandising from 2002 to 2008. Prior to joining AutoZone in 2002, Mr. Finestone worked for May Department Stores for 19 years where he held a variety of leadership roles which included Divisional Vice President, Merchandising.

William W. Graves, 55 – Executive Vice President – Mexico, Brazil, IMC, and Store Development, Customer Satisfaction

William W. Graves was named Executive Vice President – Mexico, Brazil, IMC, and Store Development during October 2015. Previously, he was Senior Vice President – Supply Chain and International since 2012. Prior thereto, he was Senior Vice President – Supply Chain from 2006 to 2012 and Vice President – Supply Chain from 2000 to 2006. From 1992 to 2000, Mr. Graves served in various capacities with the Company.

Thomas B. Newbern, 53 – Executive Vice President – Store Operations, Commercial and Loss Prevention, Customer Satisfaction

Thomas B. Newbern was named Executive Vice President – Store Operations, Commercial, and Loss Prevention during October 2015. Prior to that, he was Senior Vice President –Store Operation and Loss Prevention since 2014 and Senior Vice President –Store Operation and Store Development since 2012. Prior thereto, Mr. Newbern held the titles Senior Vice President – Store Operations from 2007 to 2012 and Vice President – Store Operations from 1998 to 2007. Previously, he has held several key management positions with the Company.

Ronald B. Griffin, 61 – Senior Vice President and Chief Information Officer, Customer Satisfaction

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

Charlie Pleas, III, 50 – Senior Vice President and Controller, Customer Satisfaction

Charlie Pleas, III, was elected Senior Vice President and Controller during 2007. Prior to that, he was Vice President and Controller since 2003. Previously, he was Vice President – Accounting since 2000, and Director of General Accounting since 1996. Prior to joining AutoZone, Mr. Pleas was a Division Controller with Fleming Companies, Inc. where he served in various capacities since 1988.

Larry M. Roesel, 58 – Senior Vice President – Commercial, Customer Satisfaction

Larry M. Roesel was elected Senior Vice President –Commercial during fiscal 2007. Mr. Roesel came to AutoZone with more than thirty years of experience with OfficeMax, Inc. and its predecessor, where he served in operations, sales and general management. In September 2015, Mr. Roesel announced his plans to retire this fall.

Albert Saltiel, 51 – Senior Vice President – Marketing and E-Commerce, Customer Satisfaction

Albert “Al” Saltiel was named Senior Vice President – Marketing and E-Commerce during October 2014. Previously, he was elected Senior Vice President – Marketing since 2013. Prior to that, he was Chief Marketing Officer and a key member of the leadership team at Navistar International Corporation. Mr. Saltiel has also been with Sony Electronics as General Manager, Marketing, and Ford Motor Company where he held multiple marketing roles.

Michael A. Womack, 48 – Senior Vice President – Human Resources, Customer Satisfaction

Michael A. Womack was elected Senior Vice President – Human Resources in June 2012. He was previously Vice President of Human Resources with Cintas Corporation and had been with Cintas since 2003. Before joining Cintas, he was a partner with the Littler Mendelson law firm.

Kristen C. Wright, 39 – Senior Vice President – General Counsel & Secretary, Customer Satisfaction

Kristen C. Wright was named Senior Vice President – General Counsel & Secretary effective January 2014. She previously held the title of Vice President – Assistant General Counsel & Assistant Secretary from January 2012 to January 2014. Before joining AutoZone, she was a partner with the law firm of Bass, Berry & Sims PLC.

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

The sale of automotive parts, accessories and maintenance items is highly competitive, and sales volumes are dependent on many factors, including name recognition, product availability, customer service, store location and price. Competitors are opening locations near our existing locations. AutoZone competes as a provider in both the DIY and DIFM auto parts and accessories markets.

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

We have increased our location count in the past five fiscal years, growing from 4,627 locations at August 28, 2010, to 5,609 locations at August 29, 2015, an average store location increase per year of 4%. Additionally, we have increased annual revenues in the past five fiscal years from $7.363 billion in fiscal 2010 to $10.187 billion in fiscal 2015, an average increase per year of 8%. Annual revenue growth is driven by the opening of new locations and commercial programs and increases in same store sales. We open new locations only after evaluating customer buying trends and market demand/needs, all of which could be adversely affected by persistent unemployment, wage cuts, small business failures and microeconomic conditions unique to the automotive industry. Same store sales are impacted both by customer demand levels and by the prices we are able to charge for our products, which can also be negatively impacted by the economic pressures mentioned above. We cannot provide any assurance that we will continue to open locations at historical rates or continue to achieve increases in same store sales.

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

Although we are one of the largest sellers of auto parts in the commercial market, we must effectively compete against national and regional auto parts chains, independently owned parts stores, wholesalers and jobbers in order to increase our commercial market share. Although we believe we compete effectively in the commercial market on the basis of customer service, merchandise quality, selection and availability, price, product warranty, distribution locations, and the strength of our AutoZone brand name, trademarks and service marks, some automotive aftermarket jobbers have been in business for substantially longer periods of time than we have, and as a result have developed long-term customer relationships and have large available inventories. If we are unable to profitably develop new commercial customers, our sales growth may be limited.

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

Moreover, significant deterioration in the financial condition of large financial institutions in recent years resulted in a severe loss of liquidity and availability of credit in global credit markets and in more stringent borrowing terms. During brief time intervals in recent years, there was limited liquidity in the commercial paper markets, resulting in an absence of commercial paper buyers and extraordinarily high interest rates on commercial paper. We can provide no assurance that credit market events such as those that occurred in recent years will not occur again in the foreseeable future. Conditions and events in the global credit market could have a material adverse effect on our access to short-term debt and the terms and cost of that debt.

Significant changes in macroeconomic and geo-political factors could adversely affect our financial condition and results of operations.

Macroeconomic conditions impact both our customers and our suppliers. Job growth in the United States has remained relatively slow during the past five years; however, towards the end of fiscal 2015, the unemployment rate has improved to pre-recession levels. Moreover, the United States government continues to operate under historically large deficits and debt burden. Continued distress in global credit markets, business failures, significant geo-political conflicts, continued volatility in energy prices and other factors continue to affect the global economy. Moreover, rising energy prices could impact our merchandise distribution, commercial delivery, utility and product costs. Over the short term, such factors could positively impact our business. Over a longer period of time, all of these macroeconomic and geo-political conditions could adversely affect our sales growth, margins and overhead, which could adversely affect our financial condition and operations.

Our business depends upon hiring and retaining qualified employees.

We believe that much of our brand value lies in the quality of the more than 81,000 AutoZoners employed in our stores, distribution centers, store support centers, ALLDATA, AutoAnything and IMC. Our workforce costs represent our largest operating expense, and our business is subject to employment laws and regulations, including requirements related to minimum wage. We cannot be assured that we can continue to hire and retain qualified employees at current wage rates. If we are unable to hire, properly train and/or retain qualified employees, we could experience higher employment costs, reduced sales, losses of customers and diminution of our brand, which could adversely affect our earnings. If we do not maintain competitive wages, our customer service could suffer due to a declining quality of our workforce or, alternatively, our earnings could decrease if we increase our wage rates. A violation or change in employment laws and/or regulations could have a material adverse effect on our results of operations, financial condition and cash flows.

Inability to acquire and provide quality merchandise could adversely affect our sales and results of operations.

We are dependent upon our vendors continuing to supply us with quality merchandise. If our merchandise offerings do not meet our customers’ expectations regarding quality and safety, we could experience lost sales, increased costs and exposure to legal and reputational risk. All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety and quality standards. Events that give rise to actual, potential or perceived product safety concerns could expose us to government enforcement action or private litigation and result in costly product recalls and other liabilities. To the extent our suppliers are subject to added government regulation of their product design and/or manufacturing processes, the cost of the merchandise we purchase may rise. In addition, negative customer perceptions regarding the safety or quality of the products we sell could cause our customers to seek alternative sources for their needs, resulting in lost sales. In those circumstances, it may be difficult and costly for us to rebuild our reputation and regain the confidence of our customers. Moreover, our vendors are impacted by global economic conditions. Credit market and other macroeconomic conditions could have a material adverse effect on the ability of our suppliers to finance and operate their businesses and meet our inventory demands. If any of our significant vendors experience financial difficulties or otherwise are unable to deliver merchandise to us on a timely basis, or at all, we could have product shortages in our stores that could adversely affect customers’ perceptions of us and cause us to lose customers and sales.

Our ability to grow depends in part on new location openings, existing location remodels and expansions and effective utilization of our existing supply chain and hub network.

Our continued growth and success will depend in part on our ability to open and operate new locations and expand and remodel existing locations to meet customers’ needs on a timely and profitable basis. Accomplishing our new and existing location expansion goals will depend upon a number of factors, including the ability to partner with developers and landlords to obtain suitable sites for new and expanded locations at acceptable costs, the hiring and training of qualified personnel, particularly at the location management level, and the integration of new locations into existing operations. There can be no assurance we will be able to achieve our location expansion goals, manage our growth effectively, successfully integrate the planned new locations into our operations or operate our new, remodeled and expanded locations profitably.

In addition, we extensively utilize our hub network, our supply chain and logistics management techniques to efficiently stock our locations. We have made, and plan to continue to make, significant investments in our supply chain to improve our ability to provide the best parts at the right price. If we fail to effectively utilize our existing hubs and/or supply chains or if our investments in our supply chain do not provide the anticipated benefits, we could experience sub-optimal inventory levels in our locations, which could adversely affect our sales volume and/or our margins.

Our failure to protect our reputation could have a material adverse effect on our brand name and profitability.

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

Failure to comply with ethical, social, product, labor, environmental, and anti-corruption standards could also jeopardize our reputation and potentially lead to various adverse actions by consumer or environmental groups, employees or regulatory bodies. Failure to comply with applicable laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. If we fail to comply with existing or future laws or regulations, we may be subject to governmental or judicial fines or sanctions, while incurring substantial legal fees and costs. In addition, our capital and operating expenses could increase due to implementation of and compliance with existing and future laws and regulations or remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations. The inability to pass through any increased expenses through higher prices would have an adverse effect on our results of operations.

Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional resources to rebuild our reputation.

Our success in international operations is dependent on our ability to manage the unique challenges presented by international markets.

The various risks we face in our U.S. operations generally also exist when conducting operations in and sourcing products and materials from outside of the U.S., as well as unique costs and difficulties of managing international operations. Our expansion into international markets may be adversely affected by local laws and customs, U.S. laws applicable to foreign operations, and political and economic conditions. Risks inherent in international operations also include potential adverse tax consequences, compliance with the Foreign Corrupt Practices Act and local anti-bribery law, greater difficulty in enforcing intellectual property rights, challenges to identify and gain access to local suppliers, and possibly misjudging the response of consumers in foreign countries to our product assortment and marketing strategy.

In addition, our operations in international markets are conducted primarily in the local currency of those countries, Since our consolidated financial statements are denominated in U.S. dollars, amounts of assets, liabilities, net sales, and other revenues and expenses denominated in local currencies must be translated into U.S. dollars using exchange rates for the current period. As a result, foreign currency exchange rates and fluctuations in those rates may adversely impact our financial performance.

Failure to protect the privacy and security of customers’, suppliers’, AutoZoners’ or Company information could damage our reputation, subject us to litigation, and cause us to incur substantial costs.

Our business, like that of most retailers and distributors, involves the receipt, storage and transmission of personal information about our customers, suppliers and AutoZoners, some of which is entrusted to third-party service providers and vendors. Failure to protect the security of our customers’, suppliers’, employees’ and company information could subject us to costly regulatory enforcement actions, expose us to litigation and impair our reputation, which may have a negative impact on our sales. While we and our third-party service providers and vendors take significant steps to protect customer, supplier, employee and other confidential information, including maintaining compliance with payment card industry standards, these security measures may be breached in the future due to cyber-attack, employee error, fraud, trickery, hacking or other intentional or unintentional acts, and unauthorized parties may obtain access to this data. The methods used to obtain unauthorized access are constantly evolving, and may be difficult to anticipate or detect for long periods of time. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, compliance with these requirements could also result in additional costs.

We rely heavily on our information technology systems for our key business processes. Any failure or interruption in these systems could have a material adverse impact on our business.

We rely extensively on our information technology systems, some of which are managed or provided by third-party service providers, to manage inventory, process transactions and summarize results. Our systems and the third-party systems we rely on are subject to damage or interruption from power outages, telecommunications failures, computer viruses, security breaches, catastrophic events, and design or usage errors by our AutoZoners, contractors or third-party service providers. Although we and our third-party service providers work diligently to maintain our respective systems, we may not be successful in doing so. If our systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to manage inventories or process transactions, which could result in lost sales, inability to process purchase orders and/or a potential loss of customer loyalty, which could adversely affect our results of operations.

Business interruptions may negatively impact our location hours, operability of our computer and other systems, availability of merchandise and otherwise have a material negative effect on our sales and our business.

War or acts of terrorism, political unrest, hurricanes, windstorms, fires, earthquakes and other natural or other disasters or the threat of any of them, may result in certain of our locations being closed for a period of time or permanently or have a negative impact on our ability to obtain merchandise available for sale in our locations. Some of our merchandise is imported from other countries. If imported goods become difficult or impossible to bring into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be negatively affected.

In the event that commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and locations resulting in lost sales and/or a potential loss of customer loyalty. Transportation issues could also cause us to cancel purchase orders if we are unable to receive merchandise in our distribution centers.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table reflects the square footage and number of leased and owned properties for our stores as of August 29, 2015:

	No. of AZ Stores	AZ Store Square Footage
Leased	2,861	18,409,452
Owned	2,728	18,405,052

Total	5,589	36,814,504

We have approximately 4.4 million square feet in distribution centers servicing our stores, of which approximately 1.7 million square feet is leased and the remainder is owned. Our distribution centers are located in Arizona, California, Georgia, Illinois, Ohio, Pennsylvania, Tennessee, Texas, and Mexico. Of our 20 IMC branches, 19 branches, consisting of 696,900 square feet, are leased, and one branch, consisting of approximately 23 thousand square feet, is owned. Our primary store support center is located in Memphis, Tennessee, and consists of approximately 260,000 square feet. We also have three additional store support centers located in Monterrey, Mexico; Chihuahua, Mexico and Sao Paulo, Brazil. The ALLDATA headquarters building in Elk Grove, California, the AutoAnything headquarters space in San Diego, California and the IMC headquarters building in Canoga Park, California are leased, and we also own or lease other properties that are not material in the aggregate.

Item 3. Legal Proceedings

In 2004, we acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, we voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. We have conducted and paid for (at an immaterial cost to us) remediation of contamination on the property. We have also voluntarily investigated and addressed potential vapor intrusion impacts in downgradient residences and businesses. The New Jersey Department of Environmental Protection (“NJDEP”) has asserted, in a Directive and Notice to Insurers dated February 19, 2013 and again in an Amended Directive and Notice to Insurers dated January 13, 2014 (collectively the “Directives”), that we are liable for the downgradient impacts under a joint and severable liability theory. By letter dated April 23, 2015, NJDEP has demanded payment from us, and other parties, in the amount of approximately $296 thousand for costs incurred by NJDEP in connection with contamination downgradient of the property. We have contested, and will continue to contest, any such assertions due to the existence of other entities/sources of contamination, some of which are named in the Directives and the April 23, 2015 Demand, in the area of the property. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, we believe it should be eligible to be reimbursed up to 75 percent of qualified remediation costs by the State of New Jersey. We have asked the state for clarification that the agreement applies to off-site work, and the state is considering the request. Although the aggregate amount of additional costs that we may incur pursuant to the remediation cannot currently be ascertained, we do not currently believe that fulfillment of our obligations under the agreement or otherwise will result in costs that are material to our financial condition, results of operations or cash flow.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “AZO.” On October 19, 2015, there were 2,567 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.

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

The following table sets forth the high and low sales prices per share of common stock, as reported by the New York Stock Exchange, for the periods indicated:

	Price Range of Common Stock
Fiscal Year Ended August 29, 2015:	High	Low
Fourth quarter	$754.90	$662.70
Third quarter	$705.00	$612.68
Second quarter	$627.30	$566.08
First quarter	$576.00	$491.93

Fiscal Year Ended August 30, 2014:
Fourth quarter	$546.70	$505.32
Third quarter	$549.85	$510.19
Second quarter	$561.62	$454.88
First quarter	$469.61	$408.90

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on October 7, 2015, to increase the repurchase authorization by $750 million to raise the cumulative share repurchase authorization from $15.65 billion to $16.4 billion.

Shares of common stock repurchased by the Company during the quarter ended August 29, 2015, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
May 10, 2015, to June 6, 2015	332,773	$681.50	332,773	$551,527,282
June 7, 2015, to July 4, 2015	260,187	679.00	260,187	374,861,181
July 5, 2015, to August 1, 2015	40,368	670.02	40,368	347,813,666
August 2, 2015, to August 29, 2015	—	—	—	347,813,666

Total	633,328	$679.74	633,328	$347,813,666

The Company also repurchased, at market value, an additional 15,594 shares in fiscal 2015, 16,013 shares in fiscal 2014, and 22,915 shares in fiscal 2013 from employees electing to sell their stock under the Company’s Sixth Amended and Restated Employee Stock Purchase Plan (the “Employee Plan”), qualified under Section 423 of the Internal Revenue Code, under which all eligible employees may purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the Employee Plan, 14,222 shares were sold to employees in fiscal 2015, 15,355 shares in fiscal 2014, and 18,228 shares were sold to employees in fiscal 2013. At August 29, 2015, 205,167 shares of common stock were reserved for future issuance under the Employee Plan.

Once executives have reached the maximum purchases under the Employee Plan, the Fifth Amended and Restated Executive Stock Purchase Plan (the “Executive Plan”) permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases by executives under the Executive Plan were 2,229 shares in fiscal 2015, 3,028 shares in fiscal 2014, and 3,454 shares in fiscal 2013. At August 29, 2015, 243,696 shares of common stock were reserved for future issuance under the Executive Plan.

Stock Performance Graph

The graph below presents changes in the value of AutoZone’s stock as compared to Standard & Poor’s 500 Composite Index (“S&P 500”) and to Standard & Poor’s Retail Index (“S&P Retail Index”) for the five-year period beginning August 28, 2010 and ending August 29, 2015.

Item 6. Selected Financial Data

(in thousands, except per share data, same store sales and selected operating data)	Fiscal Year Ended August
	2015	2014	2013(1)	2012	2011
Income Statement Data
Net sales	$10,187,340	$9,475,313	$9,147,530	$8,603,863	$8,072,973
Cost of sales, including warehouse and delivery expenses	4,860,309	4,540,406	4,406,595	4,171,827	3,953,510

Gross profit	5,327,031	4,934,907	4,740,935	4,432,036	4,119,463
Operating, selling, general and administrative expenses	3,373,980	3,104,684	2,967,837	2,803,145	2,624,660

Operating profit	1,953,051	1,830,223	1,773,098	1,628,891	1,494,803
Interest expense, net	150,439	167,509	185,415	175,905	170,557

Income before income taxes	1,802,612	1,662,714	1,587,683	1,452,986	1,324,246
Income tax expense	642,371	592,970	571,203	522,613	475,272

Net income	$1,160,241	$1,069,744	$1,016,480	$930,373	$848,974

Diluted earnings per share	$36.03	$31.57	$27.79	$23.48	$19.47

Adjusted weighted average shares for diluted earnings per share	32,206	33,882	36,581	39,625	43,603

Same Store Sales
Increase in domestic comparable store net sales(2)	3.8%	2.8%	0.0%	3.9%	6.4%
Balance Sheet Data
Current assets	$3,970,294	$3,580,612	$3,278,013	$2,978,946	$2,792,425
Working (deficit)	(742,579)	(960,482)	(891,137)	(676,646)	(638,471)
Total assets(3)	8,102,349	7,497,163	6,869,167	6,248,934	5,853,221
Current liabilities	4,712,873	4,541,094	4,169,150	3,655,592	3,430,896
Debt(3)	4,624,876	4,323,106	4,164,078	3,751,478	3,335,301
Long-term capital leases	87,639	83,098	73,925	72,414	61,360
Stockholders’ (deficit)	(1,701,390)	(1,621,857)	(1,687,319)	(1,548,025)	(1,254,232)
Selected Operating Data
Number of locations at beginning of year	5,391	5,201	5,006	4,813	4,627
Acquired locations(4)	17	—	—	—	—
New locations	202	190	197	193	188
Closed locations	1	—	2	—	2

Net new locations	201	190	195	193	186

Relocated locations	5	8	11	10	10

Number of locations at end of year	5,609	5,391	5,201	5,006	4,813

AutoZone domestic commercial programs
Total store square footage (in thousands)	4,141	3,845	3,421	3,053	2,659
Inventory per location (in thousands)	$610	$582	$550	$525	$512
Total AutoZone store square footage (in thousands)	36,815	35,424	34,076	32,706	31,337
Average square footage per AutoZone store	6,587	6,571	6,552	6,533	6,511
Increase in AutoZone store square footage	3.9%	4.0%	4.2%	4.4%	4.4%
Average net sales per AutoZone store (in thousands)	$1,761	$1,724	$1,736	$1,716	$1,675
Net sales per AutoZone store square foot	$268	$263	$265	$263	$258
Total employees at end of year (in thousands)	81	76	71	70	65
Inventory turnover(5)	1.4x	1.5x	1.6x	1.6x	1.6x
Accounts payable to inventory ratio	112.9%	114.9%	115.6%	111.4%	111.7%
After-tax return on invested capital(6)	31.2%	32.1%	32.9%	33.1%	31.5%
Adjusted debt to EBITDAR(7)	2.5	2.5	2.5	2.5	2.4
Net cash provided by operating activities (in thousands)	$1,525,123	$1,341,234	$1,415,011	$1,223,981	$1,291,538
Cash flow before share repurchases and changes in debt (in thousands)(8)	$1,018,440	$924,706	$1,007,761	$949,627	$1,023,927
Share repurchases (in thousands)	$1,271,416	$1,099,212	$1,387,315	$1,362,869	$1,466,802
Number of shares repurchased (in thousands)	2,010	2,232	3,511	3,795	5,598

(1)	The fiscal year ended August 31, 2013 consisted of 53 weeks.
(2)	The domestic comparable sales increases are based on sales for all AutoZone domestic stores open at least one year. Relocated stores are included in the same store sales computation based on the year the original store was opened. Closed store sales are included in the same store sales computation up to the week it closes, and excluded from the computation for all periods subsequent to closing. In addition, beginning in fiscal 2013, it also includes all sales through our AutoZone branded websites, including consumer direct ship-to-home sales. All prior period same store sales have been restated to be comparable. The effect of including sales from AutoZone branded websites was not material to any period.

(3)	As described in the consolidated financials and notes, thereto, we have adopted the provisions of ASU 2015-03 as of August 29, 2015. The ASU requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. The adoption of ASU 2015-03 did not materially impact our consolidated financial position or results of operations. Prior period amounts for all years presented above were reclassified to conform to the current period presentation.
(4)	Includes 17 IMC branches acquired on September 27, 2014.
(5)	Inventory turnover is calculated as cost of sales divided by the average merchandise inventory balance over the trailing 5 quarters.
(6)	After-tax return on invested capital is defined as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(7)	Adjusted debt to EBITDAR is defined as the sum of total debt, capital lease obligations and annual rents times six; divided by net income plus interest, taxes, depreciation, amortization, rent and share-based compensation expense. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(8)	Cash flow before share repurchases and changes in debt is defined as the change in cash and cash equivalents less the change in debt plus treasury stock purchases. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at August 29, 2015, operated 5,141 AutoZone stores in the United States, including Puerto Rico; 441 stores in Mexico; seven stores in Brazil; and 20 IMC branches. Each AutoZone store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 29, 2015, in 4,141 of our domestic AutoZone stores, we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in select AutoZone stores in Mexico and Brazil. IMC branches carry an extensive line of original equipment quality import replacement parts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and accessories and performance parts through www.autoanything.com, and our commercial customers can make purchases through www.autozonepro.com and www.imcparts.net. We do not derive revenue from automotive repair or installation services.

Executive Summary

We achieved strong performance in fiscal 2015, delivering record net income of $1.160 billion, an 8.5% increase over the prior year, and sales growth of $712.0 million, a 7.5% increase over the prior year. We are pleased with the results of our retail business and the increase in our commercial business, where we continue to build our internal sales force and refine our parts assortment.

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

One macroeconomic factor affecting our customers and our industry during fiscal 2015 was gas prices. During fiscal 2015, the average price per gallon of unleaded gasoline in the United States was $2.69 per gallon, compared to $3.48 per gallon during fiscal 2014. We believe reduced gas prices gave our customers additional disposable income. With approximately 11 billion gallons of unleaded gas consumption each month across the U.S., each $1 decrease at the pump contributes approximately $11 billion of additional spending capacity to consumers each month. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

During fiscal 2015, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 84% of total sales, with failure related categories continuing to be our strongest performers. While we have not experienced any fundamental shifts in our category sales mix as compared to previous years, we did experience a slight increase in mix of sales of the failure related categories. We believe the increase in failure related products is largely due to increased miles driven and favorable weather related impacts in various regions of the U.S.

Our primary response to fluctuations in the demand for the products we sell is to adjust our advertising message, store staffing, and product assortment. Specifically, during fiscal 2014 and 2015, we have closely studied our hub distribution model and store inventory levels and assortment and performed strategic tests on increased frequency of delivery to our stores and significantly expanding parts assortments in select stores. During fiscal 2015, we concluded our tests on these specific new concepts and have plans to continue to roll out these strategic initiatives in fiscal 2016 and beyond.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road.

Miles Driven

We believe that as the number of miles driven increases, consumers’ vehicles are more likely to need service and maintenance, resulting in an increase in the need for automotive hard parts and maintenance items. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen certain time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. Since the beginning of the fiscal year and through June 2015 (latest publicly available information), miles driven increased compared to the same period last year.

Seven Year Old or Older Vehicles

Between 2008 and 2012, new vehicle sales were significantly lower than historical levels, which we believe contributed to an increasing number of seven year old or older vehicles on the road. We estimate vehicles are driven an average of approximately 12,500 miles each year. In seven years, the average miles driven equates to approximately 87,500 miles. Our experience is that at this point in a vehicle’s life, most vehicles are not covered by warranties and increased maintenance is needed to keep the vehicle operating. According to the latest data provided by the Auto Care Association, as of January 1, 2015, the average age of vehicles on the road is 11.5 years as compared to 11.4 years as of January 1, 2014. Although the average age of vehicles continues to increase, it is increasing at a decelerated rate primarily driven by the improvement in new car sales in recent years. However, in the near term, we expect the aging vehicle population to continue to increase as consumers keep their cars longer in an effort to save money during this uncertain economy. As the number of seven year old or older vehicles on the road increases, we expect an increase in demand for the products we sell.

Effective September 27, 2014, we acquired the outstanding stock of Interamerican Motor Corporation (IMC), the second largest distributor of quality import replacement parts in the United States, for $75.7 million, net of cash. IMC specializes in parts coverage for European and Asian cars. With this acquisition, we expect to grow our share in the aftermarket import car parts market. The results of operations from IMC have been included in our Auto Parts Locations business activities since the date of acquisition.

Results of Operations

Fiscal 2015 Compared with Fiscal 2014

For the fiscal year ended August 29, 2015, we reported net sales of $10.187 billion compared with $9.475 billion for the year ended August 30, 2014, a 7.5% increase from fiscal 2014. This growth was driven primarily by domestic same store sales increase of 3.8%, net sales of $185.1 million from new stores, and the inclusion of IMC sales.

At August 29, 2015, we operated 5,141 domestic AutoZone stores, 441 stores in Mexico, seven stores in Brazil, and 20 IMC branches compared with 4,984 domestic AutoZone stores, 402 stores in Mexico and five stores in Brazil at August 30, 2014. We reported a total auto parts (domestic, Mexico, Brazil, and IMC) sales increase of 7.6% for fiscal 2015.

Gross profit for fiscal 2015 was $5.327 billion, or 52.3% of net sales, compared with $4.935 billion, or 52.1% of net sales for fiscal 2014. The improvement in gross margin was attributable to higher merchandise margins, partially offset by the impact of the IMC acquisition finalized during September 2014 (-25 basis points) and higher supply chain costs associated with current year inventory initiatives (-13 basis points).

Operating, selling, general and administrative expenses for fiscal 2015 increased to $3.374 billion, or 33.1% of net sales, from $3.105 billion, or 32.8% of net sales for fiscal 2014. The increase in operating expenses, as a percentage of sales, was primarily due to higher legal costs (-14 basis points) and the impact of IMC (-13 basis points).

Interest expense, net for fiscal 2015 was $150.4 million compared with $167.5 million during fiscal 2014. This decrease was primarily due to a decline in borrowing rates, partially offset by higher borrowing levels over the comparable year period. Average borrowings for fiscal 2015 were $4.520 billion, compared with $4.252 billion for fiscal 2014 and weighted average borrowing rates were 3.0% for fiscal 2015, compared to 3.6% for fiscal 2014.

Our effective income tax rate was 35.6% of pre-tax income for fiscal 2015 compared to 35.7% for fiscal 2014.

Net income for fiscal 2015 increased by 8.5% to $1.160 billion, and diluted earnings per share increased 14.1% to $36.03 from $31.57 in fiscal 2014. The impact of the fiscal 2015 stock repurchases on diluted earnings per share in fiscal 2015 was an increase of approximately $1.01.

Fiscal 2014 Compared with Fiscal 2013

For the fiscal year ended August 30, 2014, we reported net sales of $9.475 billion compared with $9.148 billion for the year ended August 31, 2013, a 3.6% increase from fiscal 2013. This growth was driven primarily by domestic same store sales increase of 2.8% and net sales of $165.9 million comprised of sales from new stores. Excluding the 53rd week in fiscal 2013, sales increased 5.6%.

At August 30, 2014, we operated 4,984 domestic AutoZone stores, 402 stores in Mexico and five stores in Brazil, compared with 4,836 domestic AutoZone stores, 362 stores in Mexico and three stores in Brazil at August 31, 2013. We reported a total auto parts (domestic, Mexico, and Brazil) sales increase of 3.1% for fiscal 2014. Excluding the 53rd week in fiscal 2013, total auto parts sales increased 5.1%.

Gross profit for fiscal 2014 was $4.935 billion, or 52.1% of net sales, compared with $4.741 billion, or 51.8% of net sales for fiscal 2013. The improvement in gross margin was attributable to lower acquisition costs and lower shrink expense, partially offset by higher supply chain costs associated with current year inventory initiatives (-17 basis points).

Operating, selling, general and administrative expenses for fiscal 2014 increased to $3.105 billion, or 32.8% of net sales, from $2.968 billion, or 32.4% of net sales for fiscal 2013. The increase in operating expenses, as a percentage of sales, was primarily due to higher store payroll (-11 basis points) and planned information system investments (-10 basis points).

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

Seasonality and Quarterly Periods

Our business is somewhat seasonal in nature, with the highest sales typically occurring in the spring and summer months of February through September, in which average weekly per-store sales historically have been about 15% to 20% higher than in the slower months of December and January. During short periods of time, a store’s sales can be affected by weather conditions. Extremely hot or extremely cold weather may enhance sales by causing parts to fail; thereby increasing sales of seasonal products. Mild or rainy weather tends to soften sales, as parts failure rates are lower in mild weather, with elective maintenance deferred during periods of rainy weather. Over the longer term, the effects of weather balance out, as we have stores throughout the United States, Puerto Rico, Mexico and Brazil.

Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consisted of 16 weeks in 2015 and 2014, and 17 weeks in 2013. Because the fourth quarter contains seasonally high sales volume and consists of 16 or 17 weeks, compared with 12 weeks for each of the first three quarters, our fourth quarter represents a disproportionate share of the annual net sales and net income. The fourth quarter of fiscal year 2015 represented 32.3% of annual sales and 34.6% of net income; the fourth quarter of fiscal 2014 represented 32.2% of annual sales and 34.9% of net income; and the fourth quarter of fiscal 2013 represented 33.8% of annual sales and 36.5% of net income.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. Net cash provided by operating activities was $1.525 billion in 2015, $1.341 billion in fiscal 2014, and $1.415 billion in fiscal 2013. Cash flows from operations are favorable to last year due to the growth in net income and the timing of income tax deductions.

Our primary capital requirement has been the funding of our continued new-location development program. From the beginning of fiscal 2013 to August 29, 2015, we have opened 589 new locations. Net cash flows used in investing activities were $567.9 million, compared to $448.0 million in fiscal 2014 and $527.3 million in fiscal 2013. We invested $480.6 million in capital assets in fiscal 2015, compared to $438.1 million in fiscal 2014 and $414.5 million in fiscal 2013. The increase in capital expenditures during this time was primarily attributable to the number and types of locations opened, increased investment in our existing locations, and the acquisition of IMC. New location openings were 202 for fiscal 2015, 190 for fiscal 2014, and 197 for fiscal 2013. Cash flows used in the acquisition of IMC were $75.7 million in fiscal 2015. Cash flows were also used in the purchase of other intangibles for $10 million in the same period. In fiscal 2014 cash flows were used to purchase intangibles for $11.1 million. Cash flows used in the acquisition of AutoAnything were $116.1 million during fiscal 2013. We invest a portion of our assets held by our wholly owned insurance captive in marketable securities. We purchased $49.7 million in marketable securities in fiscal 2015, $49.7 million in fiscal 2014, and $44.5 million in fiscal 2013. We had proceeds from the sale of marketable securities of $46.4 million in fiscal 2015, $46.8 million in fiscal 2014, and $37.9 million in fiscal 2013.

Net cash used in financing activities was $896.7 million in 2015, $911.6 million in fiscal 2014, and $847.0 million in fiscal 2013. The net cash used in financing activities reflected purchases of treasury stock which totaled $1.271 billion for fiscal 2015, $1.099 billion for fiscal 2014, and $1.387 billion for fiscal 2013. The treasury stock purchases in fiscal 2015, 2014 and 2013 were primarily funded by cash flows from operations, and by increases in debt levels. Proceeds from issuance of debt were $650 million for fiscal 2015, $400 million for fiscal 2014, and $800 million for fiscal 2013. In fiscal 2015, the proceeds from the issuance of debt were used for the repayment of a portion of the outstanding commercial paper borrowings, which were used to repay the $500 million in 5.750% Senior Notes due in January 2015, and for general corporate purposes, including for working capital requirements, capital expenditures, store openings, and stock repurchases. Proceeds from the issuance of debt in fiscal 2015 were also used for the acquisition of IMC. In fiscal 2014, the proceeds from the issuance of debt was used for the repayment of a portion of the $500 million Senior Notes due in January 2014. We used commercial paper borrowings to repay the remainder of the $500 million Senior Notes due in January 2014. In fiscal 2013, the proceeds from the issuance of debt were used for the repayment of a portion of commercial paper borrowings, for general corporate purposes, and the acquisition of AutoAnything. In fiscal 2013, we repaid our $200 million Senior Notes due in June 2013 and our $300 million Senior Notes due in October 2012 using commercial paper borrowings. In 2015 we received proceeds from the issuance of commercial paper and short-term borrowings in the amount of $153.8 million. Net proceeds from the issuance of commercial paper and short-term borrowings for fiscal 2014 and 2013 were $256.8 million and $118.7 million, respectively.

During fiscal 2016, we expect to invest in our business at an increased rate as compared to fiscal 2015. Our investments are expected to be directed primarily to new locations, supply chain infrastructure, enhancements to existing locations and investments in technology. The amount of our investments in our new locations is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States, Mexico or Brazil, or located in urban or rural areas. During fiscal 2015, 2014, and fiscal 2013, our capital expenditures have increased by approximately 10%, 6%, and 10%, respectively, as compared to the prior year.

In addition to the building and land costs, our new locations require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. During fiscal 2013, 2014, and 2015, we initiated a variety of strategic tests focused on increasing inventory availability, which increased our inventory per location. Many of our vendors have supported our initiative to update our product assortments by providing extended payment terms. These extended payment terms have allowed us to continue our high accounts payable to inventory ratio. We had an accounts payable to inventory ratio of 112.9% at August 29, 2015, 114.9% at August 30, 2014, and 115.6% at August 31, 2013. The decrease from fiscal 2014 to fiscal 2015 was driven by the inclusion of IMC. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate.

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

Our cash balances are held in various locations around the world. As of August 29, 2015, and August 30, 2014, cash and cash equivalents of $64.9 million and $19.3 million, respectively, were held outside of the U.S. and were generally utilized to support liquidity needs in our foreign operations. We intend to continue to permanently reinvest the cash held outside of the U.S. in our foreign operations.

For the fiscal year ended August 29, 2015, our after-tax return on invested capital (“ROIC”) was 31.2% as compared to 32.1% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). The decrease in ROIC is primarily due to the increase in average debt, along with the impact of recent investments in the business. The return on these investments is currently diluting our operating margins. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance.

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

On December 19, 2014, we entered into a new revolving credit facility (the “364-Day Credit Agreement”). The credit facility is available to primarily support commercial paper borrowings and other short-term unsecured bank loans. The 364-Day Credit Agreement provides for loans in the principal amount of up to $500 million. Under the credit facility, we may borrow funds consisting of Eurodollar loans, base rate loans, or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable margin, as defined in the revolving credit facility, depending upon our senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. This credit facility expires on December 19, 2015, but we may request an extension of the termination date for 364 days no later than 45 days prior to December 19, 2015, subject to bank approval. In addition, we have the right to convert to a term-loan, at least 15 days prior to December 19, 2015, up to one year from the termination date, subject to a 1% penalty.

As of August 29, 2015, we had no outstanding borrowings under each of the revolving credit facilities and $3.5 million of outstanding letters of credit under the Multi-Year Credit Agreement.

The revolving credit facility agreement requires that our consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.50:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. Our consolidated interest coverage ratio as of August 29, 2015 was 5.3:1.

As of August 29, 2015, $1.048 billion of commercial paper borrowings, the $300 million 5.500% Senior Notes due November 2015, and the $200 million 6.950% Notes due June 2016 are classified as long-term in the Consolidated Balance Sheets as we have the ability and intent to refinance on a long-term basis through available capacity in our revolving credit facilities. As of August 29, 2015, we had $1.711 billion of availability under our $1.750 billion revolving credit facilities, which would allow us to replace these short-term obligations with long-term financing.

In addition to the revolving credit facilities, we also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $100 million. As of August 29, 2015, we had $82.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2016.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $21.2 million in letters of credit outstanding as of August 29, 2015. These letters of credit have various maturity dates and were issued on an uncommitted basis.

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

As of August 29, 2015, we were in compliance with all covenants related to our borrowing arrangements and expect to remain in compliance with those covenants in the future.

For the fiscal year ended August 29, 2015, our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.5:1 as compared to 2.5:1 as of the comparable prior year end. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based compensation expense to net income. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels.

Stock Repurchases

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors (the “Board”). On March 24, 2015, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $14.9 billion to $15.65 billion. From January 1998 to August 29, 2015, we have repurchased a total of 138.9 million shares at an aggregate cost of $15.302 billion. We repurchased 2.0 million shares of common stock at an aggregate cost of $1.271 billion during fiscal 2015, 2.2 million shares of common stock at an aggregate cost of $1.099 billion during fiscal 2014, and 3.5 million shares of common stock at an aggregate cost of $1.387 billion during fiscal 2013. Considering cumulative repurchases as of August 29, 2015, we have $347.8 million remaining under the Board of Director’s authorization to repurchase our common stock.

On October 7, 2015, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $15.65 billion to $16.4 billion. Subsequent to August 29, 2015, we have repurchased 356,993 shares of common stock at an aggregate cost of $259.9 million. Considering the cumulative repurchases and the increase in authorization subsequent to August 29, 2015, we have $837.9 million remaining under the Board’s authorization to repurchase its common stock.

Financial Commitments

The following table shows our significant contractual obligations as of August 29, 2015:

(in thousands)	Total Contractual Obligations	Payment Due by Period
		Less than 1 year	Between 1-3 years	Between 3-5 years	Over 5 years
Debt(1)	$4,647,600	$1,547,600	$650,000	$—	$2,450,000
Interest payments(2)	680,075	127,163	202,225	164,000	186,687
Operating leases(3)	2,058,805	259,175	485,427	408,574	905,629
Capital leases(4)	131,570	40,528	69,120	21,922	—
Self-insurance reserves(5)	213,035	79,485	65,867	28,158	39,525
Construction commitments	31,792	31,792	—	—	—

	$7,762,877	$2,085,743	$1,472,639	$622,654	$3,581,841

(1)	Debt balances represent principal maturities, excluding interest, discounts, and debt issuance costs.
(2)	Represents obligations for interest payments on long-term debt.
(3)	Operating lease obligations are inclusive of amounts accrued within deferred rent and closed store obligations reflected in our consolidated balance sheets.
(4)	Capital lease obligations include related interest.
(5)	Self-insurance reserves reflect estimates based on actuarial calculations. Although these obligations do not have scheduled maturities, the timing of future payments are predictable based upon historical patterns. Accordingly, we reflect the net present value of these obligations in our consolidated balance sheets.

We have pension obligations reflected in our consolidated balance sheets that are not reflected in the table above due to the absence of scheduled maturities and the nature of the account. During fiscal 2015, we made contributions of $17.1 million to the pension plan. We expect to make contributions of approximately $6.3 million during fiscal 2016; however a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

As of August 29, 2015, our defined benefit obligation associated with our pension plans is $296.1 million and our pension assets are valued at $238.8 million, resulting in a net pension obligation of $57.4 million. Amounts recorded in Accumulated other comprehensive loss are $116.7 million at August 29, 2015. The balance in Accumulated other comprehensive loss will be amortized into pension expense in the future, unless the losses are recovered in future periods through actuarial gains.

Additionally, our tax liability for uncertain tax positions, including interest and penalties, was $28.5 million at August 29, 2015. Approximately $1.9 million is classified as current liabilities and $26.6 million is classified as long-term liabilities. We did not reflect these obligations in the table above as we are unable to make an estimate of the timing of payments of the long-term liabilities due to uncertainties in the timing and amounts of the settlement of these tax positions.

Off-Balance Sheet Arrangements

The following table reflects outstanding letters of credit and surety bonds as of August 29, 2015:

(in thousands)	Total Other Commitments
Standby letters of credit	$106,731
Surety bonds	31,129

$137,860

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

Reconciliation of Non-GAAP Financial Measure: Cash Flow Before Share Repurchases and Changes in Debt

The following table reconciles net increase (decrease) in cash and cash equivalents to cash flow before share repurchases and changes in debt, which is presented in “Selected Financial Data”:

	Fiscal Year Ended August
(in thousands)	2015	2014	2013	2012	2011
Net (decrease) increase in cash and cash equivalents	$50,824	$(17,706)	$39,098	$5,487	$(674)
Less: Increase in debt, excluding deferred financing costs	303,800	156,800	418,652	418,729	442,201
Plus: Share repurchases	1,271,416	1,099,212	1,387,315	1,362,869	1,466,802

Cash flow before share repurchases and changes in debt	$1,018,440	$924,706	$1,007,761	$949,627	$1,023,927

Reconciliation of Non-GAAP Financial Measure: After-tax Return on Invested Capital (“ROIC”)

The following table calculates the percentage of ROIC. ROIC is calculated as after-tax operating profit (excluding rent) divided by average invested capital (which includes a factor to capitalize operating leases). The ROIC percentages are presented in “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands, except percentages)	2015	2014	2013(1)	2012	2011
Net income	$1,160,241	$1,069,744	$1,016,480	$930,373	$848,974
Adjustments:
Interest expense	150,439	167,509	185,415	175,905	170,557
Rent expense	269,458	253,813	246,340	229,417	213,846
Tax effect(2)	(149,483)	(150,412)	(155,432)	(145,916)	(137,962)

After-tax return	$1,430,655	$1,340,654	$1,292,803	$1,189,779	$1,095,415

Average debt(3) (7)	$4,458,114	$4,258,796	$3,930,975	$3,492,672	$3,104,710
Average (deficit)(4)	(1,619,596)	(1,709,778)	(1,581,832)	(1,372,342)	(993,624)
Rent x 6(5)	1,616,748	1,522,878	1,478,040	1,376,502	1,283,076
Average capital lease obligations(6)	126,096	108,475	102,729	96,027	84,966

Pre-tax invested capital	$4,581,362	$4,180,371	$3,929,912	$3,592,859	$3,479,128

ROIC	31.2%	32.1%	32.9%	33.1%	31.5%

(1)	The fiscal year ended August 31, 2013 consisted of 53 weeks.
(2)	The effective tax rate during fiscal 2015, 2014, 2013, 2012, and 2011 was 35.6% 35.7%, 36.0%, 36.0%, and 35.9%, respectively.
(3)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(4)	Average equity is equal to the average of our stockholders’ (deficit) measured as of the previous five quarters.
(5)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(6)	Average capital lease obligations is computed as the average of our capital lease obligations over the previous five quarters.
(7)	Certain balance sheet reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation due to the adoption of a new accounting standard. See Note A of the Notes to Consolidated Financial Statement for further discussion.

Reconciliation of Non-GAAP Financial Measure: Fiscal 2013 Results Excluding Impact of 53rd Week:

The following table summarizes the impact of the additional week to the 53 week fiscal year ended August 31, 2013.

(in thousands, except per share and percentages)	Fiscal 2013 Results of Operations	Percent of Revenue	Results of Operations for 53rd Week	Fiscal 2013 Results of Operations Excluding 53rd Week	Percent of Revenue
Net sales	$9,147,530	100.0%	$(177,722)	$8,969,808	100.0%
Cost of sales	4,406,595	48.2%	(85,281)	4,321,314	48.2%

Gross profit	4,740,935	51.8%	(92,441)	4,648,494	51.8%
Operating expenses	2,967,837	32.4%	(52,605)	2,915,232	32.5%

Operating profit	1,773,098	19.4%	(39,836)	1,733,262	19.3%
Interest expense, net	185,415	2.0%	(3,524)	181,891	2.0%

Income before taxes	1,587,683	17.4%	(36,312)	1,551,371	17.3%
Income taxes	571,203	6.2%	(12,883)	558,320	6.2%

Net income	$1,016,480	11.1%	$(23,429)	$993,051	11.1%

Diluted earnings per share	$27.79		$(0.64)	$27.15

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

	Fiscal Year Ended August
(in thousands, except ratios)	2015	2014	2013(1)	2012	2011
Net income	$1,160,241	$1,069,744	$1,016,480	$930,373	$848,974
Add: Interest expense	150,439	167,509	185,415	175,905	170,557
Income tax expense	642,371	592,970	571,203	522,613	475,272

EBIT	1,953,051	1,830,223	1,773,098	1,628,891	1,494,803
Add: Depreciation expense	269,919	251,267	227,251	211,831	196,209
Rent expense	269,458	253,813	246,340	229,417	213,846
Share-based expense	40,995	39,390	37,307	33,363	26,625

EBITDAR	$2,533,423	$2,374,693	$2,283,996	$2,103,502	$1,931,483

Debt(2)	$4,624,876	$4,323,106	$4,164,078	$3,751,478	$3,335,301
Capital lease obligations	128,167	119,603	106,171	102,256	86,656
Rent x 6	1,616,748	1,522,878	1,478,040	1,376,502	1,283,076

Adjusted debt	$6,369,791	$5,965,587	$5,748,289	$5,230,236	$4,705,033

Adjusted debt to EBITDAR	2.5	2.5	2.5	2.5	2.4

(1)	The fiscal year ended August 31, 2013 consisted of 53 weeks.
(2)	Certain balance sheet reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation due to the adoption of a new accounting standard. See Note A of the Notes to Consolidated Financial Statements for further discussion.

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

Inventory Reserves and Cost of Sales

LIFO

We state our inventories at the lower of cost or market using the last-in, first-out (“LIFO”) method for domestic merchandise and the first-in, first out (“FIFO”) method for Mexico and Brazil inventories. Due to price deflation on our merchandise purchases, our domestic inventory balances are effectively maintained under the FIFO method. We do not write up inventory for favorable LIFO adjustments, and due to price deflation, LIFO costs of our domestic inventories exceed replacement costs by $332.6 million at August 29, 2015, calculated using the dollar value method.

Inventory Obsolescence and Shrinkage

Our inventory, primarily hard parts, maintenance items, accessories and non-automotive products, is used on vehicles that have rather long lives; and therefore, the risk of obsolescence is minimal and the majority of excess inventory has historically been returned to our vendors for credit. In the isolated instances where less than full credit will be received for such returns and where we anticipate that items will be sold at retail prices that are less than recorded costs, we record a charge (less than $3 million in each of the last three years) through cost of sales for the difference. These charges are based on management’s judgment, including estimates and assumptions regarding marketability of products and the market value of inventory to be sold in future periods.

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

A 10% difference in our inventory reserves as of August 29, 2015, would have affected net income by approximately $6.1 million in fiscal 2015.

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

Based on our vendor agreements, a significant portion of vendor funding we receive is earned as we purchase inventory. Therefore, we record receivables for funding earned but not yet received as we purchase inventory. During the year, we regularly review the receivables from vendors to ensure vendors are able to meet their obligations. We generally have not recorded a reserve against these receivables as we have not experienced significant losses and have legal right of offset with our vendors for payments owed them. Historically, we have had write-offs less than $150 thousand in each of the last three years.

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

The carrying value of goodwill at August 29, 2015 and August 30, 2014 was $391.9 million and $367.8 million, respectively. During fiscal fourth quarter of 2013, we recorded an $18.3 million goodwill impairment charge in our Other business activities related to the goodwill of AutoAnything and a $4.1 million impairment charge to AutoAnything’s trade name. The $4.1 million impairment charge resulted in a remaining carrying value of $24.6 million at August 31, 2013. We also determined AutoAnything was not likely to achieve the operating income targets necessary to earn the contingent consideration. Therefore, these impairment charges were offset by an adjustment of $23.3 million to the contingent consideration liability to reflect its fair value at August 31, 2013. No impairment charges were recognized in our Other business activities in fiscal 2014 and fiscal 2015. No impairment charges were recognized in the Auto Parts Stores reporting segment during fiscal 2015 or in previous fiscal years.

Self-Insurance Reserves

We retain a significant portion of the risks associated with workers’ compensation, employee health, general and products liability, property and vehicle liability; and we obtain third party insurance to limit the exposure related to certain of these risks. Our self-insurance reserve estimates totaled $205.3 million at August 29, 2015, and $195.1 million at August 30, 2014. This change is primarily reflective of our growing operations, including inflation, increases in health care costs, the number of vehicles and the number of hours worked, as well as our historical claims experience.

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

Management believes that the various assumptions developed and actuarial methods used to determine our self- insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management, and as a result these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents and the incidence of illness, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be overstated or understated. For instance, a 10% change in our self-insurance liability would have affected net income by approximately $13.2 million for fiscal 2015.

Our liabilities for workers’ compensation, certain general and product liability, property and vehicle claims do not have scheduled maturities; however, the timing of future payments is predictable based on historical patterns and is relied upon in determining the current portion of these liabilities. Accordingly, we reflect the net present value of the obligations we determine to be long-term using the risk-free interest rate as of the balance sheet date. If the discount rate used to calculate the present value of these reserves changed by 50 basis points, net income would have been affected by approximately $2.0 million for fiscal 2015. Our liability for health benefits is classified as current, as the historical average duration of claims is approximately six weeks.

Income Taxes

Our income tax returns are audited by state, federal and foreign tax authorities, and we are typically engaged in various tax examinations at any given time. Tax contingencies often arise due to uncertainty or differing interpretations of the application of tax rules throughout the various jurisdictions in which we operate. The contingencies are influenced by items such as tax audits, changes in tax laws, litigation, appeals and prior experience with similar tax positions. We regularly review our tax reserves for these items and assess the adequacy of the amount we have recorded. As of August 29, 2015, we had approximately $28.5 million reserved for uncertain tax positions.

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

Expected long-term rate of return on plan assets: For the fiscal year ended August 29, 2015, we have assumed a 7.0% long-term rate of return on our plan assets. This estimate is a judgmental matter in which management considers the composition of our asset portfolio, our historical long-term investment performance and current market conditions. We review the expected long-term rate of return on an annual basis, and revise it accordingly. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our long-term strategy to manage pension cost and reduce volatility in our assets. In August 2014, our Investment Committee approved a revised asset allocation target for the investments held by the pension plan. Based on the revised asset allocation target, the expected long-term rate of return on plan assets changed from 7.5% for the year ended August 30, 2014, to 7.0% for the year ended August 29, 2015. At August 29, 2015, our plan assets totaled $238.8 million in our qualified plan. Our assets are generally valued using the net asset values, which are determined by valuing investments at the closing price or last trade reported on the major market on which the individual securities are traded. We have no assets in our nonqualified plan. A 50 basis point change in our expected long term rate of return would impact annual pension expense by approximately $1.2 million for the qualified plan.

Discount rate used to determine benefit obligations: This rate is highly sensitive and is adjusted annually based on the interest rate for long-term, high-quality, corporate bonds as of the measurement date using yields for maturities that are in line with the duration of our pension liabilities. This same discount rate is also used to determine pension expense for the following plan year. For fiscal 2015, we assumed a discount rate of 4.5%. A decrease in the discount rate increases our projected benefit obligation and pension expense. A 50 basis point change in the discount rate at August 29, 2015 would impact annual pension expense/income by approximately $1.9 million for the qualified plan and $30 thousand for the nonqualified plan.

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

The fair value of our debt was estimated at $4.696 billion as of August 29, 2015, and $4.480 billion as of August 30, 2014, based on the quoted market prices for the same or similar debt issues or on the current rates available to us for debt having the same remaining maturities. Such fair value is greater than the carrying value of debt by $70.7 million and $157.3 million at August 29, 2015 and August 30, 2014, respectively. We had $1.048 billion of variable rate debt outstanding at August 29, 2015, and $893.8 million of variable rate debt outstanding at August 30, 2014. In fiscal 2015, at this borrowing level for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable impact on our pre-tax earnings and cash flows of approximately $10.5 million. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding debt of $3.577 billion, net of unamortized debt issuance costs of $22.7 million, at August 29, 2015, and $3.429 billion, net of unamortized debt issuance costs of $20.7 million, at August 30, 2014. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by approximately $160.1 million at August 29, 2015.

Fuel Price Risk

From time to time, we utilize fuel swap contracts in order to lower fuel cost volatility in our operating results. Historically, the instruments were executed to economically hedge a portion of our diesel and unleaded fuel exposure. However, we have not designated the fuel swap contracts as hedging instruments; and therefore, the contracts have not qualified for hedge accounting treatment. In fiscal 2015, we entered into a fuel swap to economically hedge the commodity cost associated with our unleaded fuel usage. The notional amount of the contract was 2.9 million gallons and terminated March 31, 2015. The swap had no significant impact on the results of operations. We did not enter into any fuel swap contracts during fiscal 2014 or fiscal 2013.

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

We are exposed to Brazilian reals, Canadian dollars, euros, Chinese Yuan Renminbi, and British pounds, but our primary foreign currency exposure arises from Mexican peso-denominated revenues and profits and their translation into U.S. dollars.

We view our investments in Mexican subsidiaries as long-term. As a result, we generally do not hedge these net investments. The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the year-end exchange rates was $366.7 million at August 29, 2015 and $439.2 million at August 30, 2014. The year-end exchange rates with respect to the Mexican peso decreased by approximately 29% with respect to the U.S. dollar during fiscal 2015 and increased by approximately 1.9% during fiscal 2014. The potential loss in value of our net assets in the Mexican subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at August 29, 2015 and August 30, 2014, would be approximately $33.3 million and approximately $39.9 million, respectively. Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the foreign currency translation component of Accumulated other comprehensive loss, unless the Mexican subsidiaries are sold or otherwise disposed.

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of August 29, 2015, the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of August 29, 2015.

Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting as of August 29, 2015 is included in this Annual Report on Form 10-K.

/s/ WILLIAM C. RHODES, III
William C. Rhodes, III
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ WILLIAM T. GILES
William T. Giles
Chief Financial Officer and Executive Vice President – Finance, Information Technology and ALLDATA
(Principal Financial Officer)

Certifications

Compliance with NYSE Corporate Governance Listing Standards

On January 5, 2015, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Rule 13a-14(a) Certifications of Principal Executive Officer and Principal Financial Officer

The Company has filed, as exhibits to its Annual Report on Form 10-K for the fiscal year ended August 29, 2015, the certifications of its Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AutoZone, Inc.

We have audited AutoZone, Inc.’s internal control over financial reporting as of August 29, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the “COSO criteria”). AutoZone, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on AutoZone, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, AutoZone, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 29, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AutoZone, Inc. as of August 29, 2015 and August 30, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended August 29, 2015 of AutoZone, Inc. and our report dated October 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

October 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AutoZone, Inc.

We have audited the accompanying consolidated balance sheets of AutoZone, Inc. as of August 29, 2015 and August 30, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended August 29, 2015. These financial statements are the responsibility of AutoZone, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoZone, Inc. as of August 29, 2015 and August 30, 2014 and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 29, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AutoZone, Inc.’s internal control over financial reporting as of August 29, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated October 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

October 26, 2015

Consolidated Statements of Income

	Year Ended
(in thousands, except per share data)	August 29, 2015 (52 weeks)	August 30, 2014 (52 weeks)	August 31, 2013 (53 weeks)
Net sales	$10,187,340	$9,475,313	$9,147,530
Cost of sales, including warehouse and delivery expenses	4,860,309	4,540,406	4,406,595

Gross profit	5,327,031	4,934,907	4,740,935
Operating, selling, general and administrative expenses	3,373,980	3,104,684	2,967,837

Operating profit	1,953,051	1,830,223	1,773,098
Interest expense, net	150,439	167,509	185,415

Income before income taxes	1,802,612	1,662,714	1,587,683
Income tax expense	642,371	592,970	571,203

Net income	$1,160,241	$1,069,744	$1,016,480

Weighted average shares for basic earnings per share	31,560	33,267	35,943
Effect of dilutive stock equivalents	646	615	638

Weighted average shares for diluted earnings per share	32,206	33,882	36,581
Basic earnings per share	$36.76	$32.16	$28.28

Diluted earnings per share	$36.03	$31.57	$27.79

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Year Ended
(in thousands)	August 29, 2015 (52 weeks)	August 30, 2014 (52 weeks)	August 31, 2013 (53 weeks)
Net income	$1,160,241	$1,069,744	$1,016,480
Other comprehensive (loss) income:
Pension liability adjustments, net of taxes(1)	(6,975)	(12,959)	43,106
Foreign currency translation adjustments	(113,652)	4,647	(12,216)
Unrealized (losses) gains on marketable securities, net of taxes(2)	(102)	101	(376)
Net derivative activity, net of taxes(3)	114	96	711

Total other comprehensive (loss) income	(120,615)	(8,115)	31,225

Comprehensive income	$1,039,626	$1,061,629	$1,047,705

(1)	Pension liability adjustments are presented net of taxes of $4,638 in 2015, $8,287 in 2014, and $27,972 in 2013
(2)	Unrealized (losses) gains on marketable securities are presented net of taxes of $55 in 2015, $54 in 2014, and $202 in 2013
(3)	Net derivative activities are presented net of taxes of $68 in 2015, $87 in 2014, and $440 in 2013

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(in thousands)	August 29, 2015	August 30, 2014
Assets
Current assets:
Cash and cash equivalents	$175,309	$124,485
Accounts receivable	247,872	200,899
Merchandise inventories	3,421,635	3,140,100
Other current assets	121,847	110,420
Deferred income taxes	3,631	4,708

Total current assets	3,970,294	3,580,612
Property and equipment:
Land	966,916	925,359
Buildings and improvements	2,989,399	2,802,265
Equipment	1,422,949	1,254,445
Leasehold improvements	395,714	368,326
Construction in progress	116,729	150,279

	5,891,707	5,500,674
Less: Accumulated depreciation and amortization	2,386,075	2,190,199

	3,505,632	3,310,475
Goodwill	391,887	367,829
Deferred income taxes	42,615	45,137
Other long-term assets	191,921	193,110

	626,423	606,076

	$8,102,349	$7,497,163

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,864,168	$3,609,199
Accrued expenses and other	531,561	481,894
Income taxes payable	58,082	41,200
Deferred income taxes	259,062	227,891
Short-term borrowings	—	180,910

Total current liabilities	4,712,873	4,541,094
Long-term debt	4,624,876	4,142,196
Other long-term liabilities	465,990	435,730
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 32,098 shares issued and 30,659 shares outstanding in 2015 and 33,858 shares issued and 32,304 shares outstanding in 2014	321	339
Additional paid-in capital	938,355	843,504
Retained deficit	(1,418,738)	(1,529,123)
Accumulated other comprehensive loss	(249,518)	(128,903)
Treasury stock, at cost	(971,810)	(807,674)

Total stockholders’ deficit	(1,701,390)	(1,621,857)

	$8,102,349	$7,497,163

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended
(in thousands)	August 29, 2015 (52 weeks)	August 30, 2014 (52 weeks)	August 31, 2013 (53 weeks)
Cash flows from operating activities:
Net income	$1,160,241	$1,069,744	$1,016,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	269,919	251,267	227,251
Amortization of debt origination fees	6,230	6,856	8,239
Income tax benefit from exercise of stock options	(47,895)	(23,771)	(66,752)
Deferred income taxes	35,971	(14,698)	19,704
Share-based compensation expense	40,995	39,390	37,307
Changes in operating assets and liabilities:
Accounts receivable	(36,466)	(27,963)	(8,196)
Merchandise inventories	(266,776)	(276,834)	(232,846)
Accounts payable and accrued expenses	291,520	285,091	356,935
Income taxes payable	74,487	46,555	61,003
Other, net	(3,103)	(14,403)	(4,114)

Net cash provided by operating activities	1,525,123	1,341,234	1,415,011
Cash flows from investing activities:
Capital expenditures	(480,579)	(438,116)	(414,451)
Acquisition of business, net of cash	(75,744)	—	(116,084)
Purchase of intangibles	(10,000)	(11,112)	—
Purchase of marketable securities	(49,740)	(49,736)	(44,469)
Proceeds from sale of marketable securities	46,411	46,796	37,944
Proceeds from disposal of capital assets and other, net	1,741	4,200	9,765

Net cash used in investing activities	(567,911)	(447,968)	(527,295)
Cash flows from financing activities:
Net proceeds of commercial paper	153,800	256,800	123,600
Net payments of short-term borrowings	—	—	(4,948)
Proceeds from issuance of debt	650,000	400,000	800,000
Repayment of debt	(500,000)	(500,000)	(500,000)
Net proceeds from sale of common stock	66,717	42,034	97,154
Purchase of treasury stock	(1,271,416)	(1,099,212)	(1,387,315)
Income tax benefit from exercise of stock options	47,895	23,771	66,752
Payments of capital lease obligations	(34,986)	(32,656)	(27,545)
Other, net	(8,712)	(2,294)	(14,720)

Net cash used in financing activities	(896,702)	(911,557)	(847,022)
Effect of exchange rate changes on cash	(9,686)	585	(1,596)

Net increase (decrease) in cash and cash equivalents	50,824	(17,706)	39,098
Cash and cash equivalents at beginning of year	124,485	142,191	103,093

Cash and cash equivalents at end of year	$175,309	$124,485	$142,191

Supplemental cash flow information:
Interest paid, net of interest cost capitalized	$137,630	$166,477	$174,037

Income taxes paid	$539,152	$556,974	$498,587

Assets acquired through capital lease	$71,047	$64,927	$71,117

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Deficit

(in thousands)	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at August 25, 2012	39,869	$399	$689,890	$(1,033,197)	$(152,013)	$(1,053,104)	$(1,548,025)
Net income				1,016,480			1,016,480
Total other comprehensive income					31,225		31,225
Purchase of 3,511 shares of treasury stock						(1,387,315)	(1,387,315)
Retirement of treasury shares	(3,876)	(39)	(75,743)	(1,362,218)		1,438,000	—
Sale of common stock under stock options and stock purchase plans	775	8	97,146				97,154
Share-based compensation expense			36,412				36,412
Income tax benefit from exercise of stock options			66,752				66,752
Other				(1)		(1)	(2)

Balance at August 31, 2013	36,768	368	814,457	(1,378,936)	(120,788)	(1,002,420)	(1,687,319)
Net income				1,069,744			1,069,744
Total other comprehensive loss					(8,115)		(8,115)
Purchase of 2,232 shares of treasury stock						(1,099,212)	(1,099,212)
Retirement of treasury shares	(3,153)	(32)	(73,995)	(1,219,931)		1,293,958	—
Sale of common stock under stock options and stock purchase plans	243	3	42,031				42,034
Share-based compensation expense			37,240				37,240
Income tax benefit from exercise of stock options			23,771				23,771

Balance at August 30, 2014	33,858	339	843,504	(1,529,123)	(128,903)	(807,674)	(1,621,857)
Net income				1,160,241			1,160,241
Total other comprehensive loss					(120,615)		(120,615)
Purchase of 2,010 shares of treasury stock						(1,271,416)	(1,271,416)
Retirement of treasury shares	(2,125)	(21)	(57,403)	(1,049,856)		1,107,280	—
Sale of common stock under stock options and stock purchase plans	365	3	66,714				66,717
Share-based compensation expense			37,645				37,645
Income tax benefit from exercise of stock options			47,895				47,895

Balance at August 29, 2015	32,098	$321	$938,355	$(1,418,738)	$(249,518)	$(971,810)	$(1,701,390)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

Business: AutoZone, Inc. and its wholly owned subsidiaries (“AutoZone” or the “Company”) are principally a retailer and distributor of automotive parts and accessories. At the end of fiscal 2015, the Company operated 5,141 AutoZone stores in the United States (“U.S.”), including Puerto Rico; 441 stores in Mexico; seven stores in Brazil and 20 IMC branches. Each AutoZone store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At the end of fiscal 2015, 4,141 of the domestic AutoZone stores and select stores in Mexico and Brazil had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. IMC branches carry an extensive line of original equipment quality import replacement parts. The Company also sells the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, the Company sells automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and accessories and performance parts through www.autoanything.com, and its commercial customers can make purchases through www.autozonepro.com and www.imcparts.net. The Company does not derive revenue from automotive repair or installation services.

Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks ending on the last Saturday in August. Fiscal 2015 and fiscal 2014 represented 52 weeks, and fiscal 2013 represented 53 weeks.

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

Cash and Cash Equivalents: Cash equivalents consist of investments with original maturities of 90 days or less at the date of purchase. Cash equivalents include proceeds due from credit and debit card transactions with settlement terms of less than 5 days. Credit and debit card receivables included within cash and cash equivalents were $45.1 million at August 29, 2015 and $43.9 million at August 30, 2014.

Cash balances are held in various locations around the world. As of August 29, 2015, and August 30, 2014, cash and cash equivalents of $64.9 million and $19.3 million, respectively, were held outside of the U.S. and were generally utilized to support liquidity needs in foreign operations. The Company intends to continue to permanently reinvest the cash held outside of the U.S. in its foreign operations.

Accounts Receivable: Accounts receivable consists of receivables from commercial customers and vendors, and are presented net of an allowance for uncollectible accounts. AutoZone routinely grants credit to certain of its commercial customers. The risk of credit loss in its trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms and sales to a large number of customers, as well as the low dollar value per transaction for most of its sales. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable. Historically, credit losses have been within management’s expectations and the allowances for uncollectible accounts were $5.9 million at August 29, 2015, and $2.9 million at August 30, 2014.

Merchandise Inventories: Inventories are stated at the lower of cost or market using the last-in, first-out method for domestic inventories and the first-in, first out (“FIFO”) method for Mexico and Brazil inventories. Included in inventory are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on our merchandise purchases, was $332.6 million at August 29, 2015, and $307.2 million at August 30, 2014.

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

Impairment of Long-Lived Assets: The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such an event occurs, the Company compares the sum of the undiscounted expected future cash flows of the asset (asset group) with the carrying amounts of the asset. If the undiscounted expected future cash flows are less than the carrying value of the assets, the Company measures the amount of impairment loss as the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no material impairment losses recorded in the three years ended August 29, 2015.

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

Intangible Assets: Intangible assets consist of assets from the acquisitions of IMC and AutoAnything and assets purchased relating to ALLDATA operations, and include technology, non-compete agreements, customer relationships and trade names. Amortizing intangible assets are amortized over periods ranging from 3 to 10 years. Trade names are non-amortizing intangibles as their lives are indefinite. These assets are reviewed at least annually for impairment by comparing the carrying amount to fair value. The Company performs its annual impairment assessment in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. Refer to “Note N – Goodwill and Intangibles” for additional disclosures regarding the Company’s intangible assets and impairment assessment.

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

Foreign Currency: The Company accounts for its Mexican, Brazilian, Canadian, European, Chinese and British operations using the Mexican peso, Brazilian real, Canadian dollar, euro, Chinese Yuan Renminbi and British pound as the functional currencies, respectively, and converts its financial statements from these currencies to U.S. dollars. The cumulative loss on currency translation is recorded as a component of Accumulated other comprehensive loss and approximated $171.5 million at August 29, 2015, and $57.8 million at August 30, 2014.

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

Deferred Rent: The Company recognizes rent expense on a straight-line basis over the course of the lease term, which includes any reasonably assured renewal periods, beginning on the date the Company takes physical possession of the property (see “Note O – Leases”). Differences between this calculated expense and cash payments are recorded as a liability within the Accrued expenses and other and Other long-term liabilities captions in the accompanying Consolidated Balance Sheets, based on the terms of the lease. Deferred rent approximated $113.7 million as of August 29, 2015, and $104.6 million as of August 30, 2014.

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

The Company expenses advertising costs as incurred. Advertising expense, net of vendor promotional funds, was $98.0 million in fiscal 2015, $84.7 million in fiscal 2014, and $83.7 million in fiscal 2013. Vendor promotional funds, which reduced advertising expense, amounted to $22.0 million in fiscal 2015, $28.4 million in fiscal 2014, and $24.4 million in fiscal 2013.

Cost of Sales and Operating, Selling, General and Administrative Expenses: The following illustrates the primary costs classified in each major expense category:

Cost of Sales

•	Total cost of merchandise sold, including:

•	Freight expenses associated with moving merchandise inventories from the Company’s vendors to the distribution centers;

•	Vendor allowances that are not reimbursements for specific, incremental and identifiable costs

•	Costs associated with operating the Company’s supply chain, including payroll and benefit costs, warehouse occupancy costs, transportation costs and depreciation; and

•	Inventory shrinkage

Operating, Selling, General and Administrative Expenses

•	Payroll and benefit costs for store and store support employees;

•	Occupancy costs of store and store support facilities;

•	Depreciation and amortization related to retail and store support assets;

•	Transportation costs associated with commercial and hub deliveries;

•	Advertising;

•	Self insurance costs; and

•	Other administrative costs, such as credit card transaction fees, legal costs, supplies, and travel and lodging

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

Earnings per Share: Basic earnings per share is based on the weighted average outstanding common shares. Diluted earnings per share is based on the weighted average outstanding common shares adjusted for the effect of common stock equivalents, which are primarily stock options. There were 1,640 stock options excluded from the diluted earnings per share calculation because they would have been anti-dilutive as of August 29, 2015. There were 1,000 stock options excluded for the year ended August 30, 2014, and 8,600 options excluded for the year ended August 31, 2013.

Share-Based Payments: Share-based payments include stock option grants and certain other transactions under the Company’s stock plans. The Company recognizes compensation expense for its share-based payments over the requisite service period based on the fair value of the awards. See “Note B – Share-Based Payments” for further discussion.

Risk and Uncertainties: In fiscal 2015, one class of similar products accounted for approximately 11 percent of the Company’s total revenues, and one vendor supplied approximately 11 percent of the Company’s total purchases. No other class of similar products accounted for 10 percent or more of total revenues, and no other individual vendor provided more than 10 percent of total purchases.

Recently Adopted Accounting Pronouncements:

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. The update requires retrospective application and represents a change in accounting principle. The company early-adopted ASU 2015-03 as of the end of its fiscal 2015, and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $22.7 million and $20.7 million of unamortized debt issuance costs related to the company’s Senior Notes from Other long-term assets to a reduction in Long-term debt within its consolidated balance sheets as of August 29, 2015 and August 30, 2014, respectively. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on the Company’s consolidated financial statements. See “Note I – Financing” for further discussion.

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

Note B – Share-Based Payments

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $41.0 million for fiscal 2015, $39.4 million for fiscal 2014, and $37.3 million for fiscal 2013. As of August 29, 2015, share-based compensation expense for unvested awards not yet recognized in earnings is $26.6 million and will be recognized over a weighted average period of 1.9 years. Tax deductions in excess of recognized compensation cost are classified as a financing cash inflow.

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

The 2011 Program replaced the 2003 Comp Plan and the 2003 Option Plan. Under the 2003 Comp Plan, non-employee directors could receive no more than one-half of their director fees immediately in cash, and the remainder of the fees was required to be taken in common stock or stock appreciation rights. The director had the option to elect to receive up to 100% of the fees in stock or defer all or part of the fees in units with value equivalent to the value of shares of common stock as of the grant date. At August 29, 2015, the Company has $13.1 million accrued related to 17,990 outstanding units issued under the 2003 Comp Plan and prior plans, and there was $9.7 million accrued related to 17,990 outstanding units issued as of August 30, 2014. No additional shares of stock or units will be issued in future years under the 2003 Comp Plan.

Under the 2003 Option Plan, each non-employee director received an option grant on January 1 of each year, and each new non-employee director received an option to purchase 3,000 shares upon election to the Board, plus a portion of the annual directors’ option grant prorated for the portion of the year actually served. These stock option grants were made at the fair market value as of the grant date and generally vested three years from the grant date. There were 32,000 and 46,000 outstanding options under the 2003 Option Plan as of August 29, 2015 and August 30, 2014, respectively. No additional shares of stock will be issued in future years under the 2003 Option Plan.

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

	Year Ended
	August 29, 2015	August 30, 2014	August 31, 2013
Expected price volatility	20%	23%	29%
Risk-free interest rates	1.4%	1.0%	0.5%
Weighted average expected lives (in years)	5.1	5.2	5.2
Forfeiture rate	9%	9%	10%
Dividend yield	0%	0%	0%

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

The weighted average grant date fair value per share of options granted was $106.27 during fiscal 2015, $96.97 during fiscal 2014, and $98.58 during fiscal 2013. The intrinsic value of options exercised was $154.8 million in fiscal 2015, $70.6 million in fiscal 2014, and $194.6 million in fiscal 2013. The total fair value of options vested was $30.6 million in fiscal 2015, $27.7 million in fiscal 2014, and $26.6 million in fiscal 2013.

The Company generally issues new shares when options are exercised. The following table summarizes information about stock option activity for the year ended August 29, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – August 30, 2014	1,838,888	$269.32
Granted	329,700	508.84
Exercised	(364,465)	186.17
Cancelled	(34,694)	431.59

Outstanding – August 29, 2015	1,769,429	327.90	6.32	$705,102

Exercisable	981,591	238.21	4.88	479,195

Expected to vest	716,933	439.65	8.11	205,575

Available for future grants	1,479,663

The Company recognized $2.1 million in expense related to the discount on the selling of shares to employees and executives under various share purchase plans in fiscal 2015, $1.7 million in fiscal 2014 and $1.5 million in fiscal 2013. The Sixth Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan (the “Employee Plan”), which is qualified under Section 423 of the Internal Revenue Code, permits all eligible employees to purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the Employee Plan, 14,222 shares were sold to employees in fiscal 2015, 15,355 shares were sold to employees in fiscal 2014, and 18,228 shares were sold to employees in fiscal 2013. The Company repurchased 15,594 shares at market value in fiscal 2015, 16,013 shares at market value in fiscal 2014, and 22,915 shares at market value in fiscal 2013 from employees electing to sell their stock. Issuances of shares under the Employee Plan are netted against repurchases and such repurchases are not included in share repurchases disclosed in “Note K – Stock Repurchase Program.” At August 29, 2015, 205,167 shares of common stock were reserved for future issuance under the Employee Plan.

Once executives have reached the maximum purchases under the Employee Plan, the Fifth Amended and Restated Executive Stock Purchase Plan (the “Executive Plan”) permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases under the Executive Plan were 2,229 shares in fiscal 2015, 3,028 shares in fiscal 2014, and 3,454 shares in fiscal 2013. At August 29, 2015, 243,696 shares of common stock were reserved for future issuance under the Executive Plan.

Note C – Accrued Expenses and Other

Accrued expenses and other consisted of the following:

(in thousands)	August 29, 2015	August 30, 2014
Accrued compensation, related payroll taxes and benefits	$177,218	$159,315
Property, sales, and other taxes	86,824	77,332
Medical and casualty insurance claims (current portion)	79,485	74,010
Capital lease obligations	40,528	36,505
Accrued interest	35,828	32,923
Accrued gift cards	22,358	30,842
Accrued sales and warranty returns	17,223	17,322
Other	72,097	53,645

	$531,561	$481,894

The Company retains a significant portion of the insurance risks associated with workers’ compensation, employee health, general, products liability, property and vehicle insurance. A portion of these self-insured losses is managed through a wholly owned insurance captive. The Company maintains certain levels for stop-loss coverage for each self-insured plan in order to limit its liability for large claims. The limits are per claim and are $1.5 million for workers’ compensation, property, and vehicles, $0.7 million for employee health, and $1.0 million for general and products liability.

Note D – Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Year Ended
(in thousands)	August 29, 2015	August 30, 2014	August 31, 2013
Domestic	$1,676,640	$1,550,203	$1,486,386
International	125,972	112,511	101,297

	$1,802,612	$1,662,714	$1,587,683

The provision for income tax expense consisted of the following:

	Year Ended
(in thousands)	August 29, 2015	August 30, 2014	August 31, 2013
Current:
Federal	$522,073	$516,983	$466,803
State	41,921	54,481	46,494
International	42,406	36,204	38,202

	606,400	607,668	551,499
Deferred:
Federal	38,299	(762)	16,816
State	941	(7,752)	3,139
International	(3,269)	(6,184)	(251)

	35,971	(14,698)	19,704

Income tax expense	$642,371	$592,970	$571,203

A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate of 35% to income before income taxes is as follows:

	Year Ended
(in thousands)	August 29, 2015	August 30, 2014	August 31, 2013
Federal tax at statutory U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net	1.5%	1.8%	2.0%
Other	(0.9%)	(1.1%)	(1.0%)

Effective tax rate	35.6%	35.7%	36.0%

Significant components of the Company’s deferred tax assets and liabilities were as follows:

(in thousands)	August 29, 2015	August 30, 2014
Deferred tax assets:
Net operating loss and credit carryforwards	$49,088	$40,507
Accrued benefits	85,266	79,932
Pension	21,104	21,493
Other	56,125	59,432

Total deferred tax assets	211,583	201,364
Less: Valuation allowances	(8,833)	(10,604)

	202,750	190,760
Deferred tax liabilities:
Property and equipment	(68,920)	(59,016)
Inventory	(294,242)	(273,005)
Prepaid Expenses	(27,134)	(15,694)
Other	(25,270)	(21,091)

Total deferred tax liabilities	(415,566)	(368,806)

Net deferred tax liability	$(212,816)	$(178,046)

Deferred taxes are not provided for temporary differences of $431.9 million at August 29, 2015, and $345.0 million at August 30, 2014, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings is approximately $12 million and $9 million at August 29, 2015 and August 30, 2014, respectively.

At August 29, 2015 and August 30, 2014, the Company had deferred tax assets of $19.5 million and $11.2 million, respectively, from net operating loss (“NOL”) carryforwards available to reduce future taxable income totaling approximately $113.6 million and $87.6 million, respectively. Certain NOLs have no expiration date and others will expire, if not utilized, in various years from fiscal 2016 through 2034. At August 29, 2015 and August 30, 2014, the Company had deferred tax assets for income tax credit carryforwards of $29.6 million and $29.3 million, respectively. Certain income tax credit carryforwards have no expiration and others will expire, if not utilized, in various years from fiscal 2022 through 2026.

At August 29, 2015 and August 30, 2014, the Company had a valuation allowance of $8.8 million and $10.6 million, respectively, on deferred tax assets associated with NOL and tax credit carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized. Management believes it is more likely than not that the remaining deferred tax assets will be fully realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	August 29, 2015	August 30, 2014
Beginning balance	$33,128	$30,643
Additions based on tax positions related to the current year	5,707	7,857
Additions for tax positions of prior years	625	2,114
Reductions for tax positions of prior years	(1,268)	(1,355)
Reductions due to settlements	(5,312)	(2,074)
Reductions due to statute of limitations	(4,446)	(4,057)

Ending balance	$28,434	$33,128

Included in the August 29, 2015 and the August 30, 2014 balances are $16.8 million and $19.1 million, respectively, of unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate.

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had $2.9 million and $4.3 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at August 29, 2015 and August 30, 2014, respectively.

The Company files U.S. federal, U.S. state and local, and international income tax returns. The U.S. Internal Revenue Service has completed exams on U.S. federal income tax returns for years 2011 and prior. With few exceptions, the Company is no longer subject to state and local or Non-U.S. examinations by tax authorities for fiscal year 2010 and prior. The Company is typically engaged in various tax examinations at any given time by U.S. federal, state and local, and international taxing jurisdictions. As of August 29, 2015, the Company estimates that the amount of unrecognized tax benefits could be reduced by approximately $1.6 million over the next twelve months as a result of tax audit settlements. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	August 29, 2015
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$8,790	$—	$—	$8,790
Other long-term assets	63,342	16,295	—	79,637

	$72,132	$16,295	$—	$88,427

	August 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$9,801	$599	$—	$10,400
Other long-term assets	53,133	21,722	—	74,855

	$62,934	$22,321	$—	$85,255

At August 29, 2015, the fair value measurement amounts for assets and liabilities recorded in the accompanying Consolidated Balance Sheet consisted of short-term marketable securities of $8.8 million, which are included within Other current assets and long-term marketable securities of $79.6 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. A discussion on how the Company’s cash flow hedges are valued is included in “Note H – Derivative Financial Instruments,” while the fair value of the Company’s pension plan assets are disclosed in “Note L – Pension and Savings Plans.”

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. The assets could include assets acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. During fiscal 2015 and fiscal 2014, the Company did not have any significant non-financial assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

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

Note F – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model”. Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	August 29, 2015
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$34,859	$51	$(40)	$34,870
Government bonds	33,098	31	(7)	33,122
Mortgage-backed securities	9,287	17	(99)	9,205
Asset-backed securities and other	11,223	9	(2)	11,230

	$88,467	$108	$(148)	$88,427

	August 30, 2014
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$37,265	$137	$(15)	$37,387
Government bonds	16,822	16	(1)	16,837
Mortgage-backed securities	8,791	22	(77)	8,736
Asset-backed securities and other	22,260	35	—	22,295

	$85,138	$210	$(93)	$85,255

The debt securities held at August 29, 2015, had effective maturities ranging from less than one year to approximately 3 years. The Company did not realize any material gains or losses on its sale of marketable securities during fiscal 2015, fiscal 2014, or fiscal 2013.

The Company holds 70 securities that are in an unrealized loss position of approximately $148 thousand at August 29, 2015. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and its intent and ability to hold the investments until maturity or until recovery of fair value.

Included above in total marketable securities are $45.6 million and $28.2 million of marketable securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses as of August 29, 2015 and August 30, 2014, respectively.

Note G – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss, consisted of the following:

(in thousands)	Pension Liability	Foreign Currency(3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at August 31, 2013	$(50,861)	$(62,483)	$(25)		$(7,419)	$(120,788)
Other comprehensive income (loss) before reclassifications	(17,155)	4,647	157		—	(12,351)
Amounts reclassified from Accumulated other comprehensive loss(1)	4,196 (2)	—	(56	)(4)	96 (5)	4,236

Balance at August 30, 2014	(63,820)	(57,836)	76		(7,323)	(128,903)
Other comprehensive (loss) income before reclassifications	(12,345)	(113,652)	(80)		—	(126,077)
Amounts reclassified from Accumulated other comprehensive loss(1)	5,370 (2)	—	(22	)(4)	114 (5)	5,462

Balance at August 29, 2015	$(70,795)	$(171,488)	$(26)		$(7,209)	$(249,518)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $3,571 in fiscal 2015 and $2,683 in fiscal 2014, which is recorded in Operating, selling, general and administrative expenses on the Consolidated Statements of Income. See “Note L – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized (losses) gains on marketable securities, net of taxes of $12 in fiscal 2015 and $30 in fiscal 2014, which is recorded in Operating, selling, general, and administrative expenses on the Consolidated Statements of Income. See “Note F – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $68 in fiscal 2015 and $87 is fiscal 2014, which is recorded in Interest expense, net, on the Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

The 2015 pension actuarial loss of $12.3 million and the 2014 pension actuarial loss of $17.2 million include amounts not yet reflected in periodic pension costs primarily driven by changes in the discount rate.

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

At August 29, 2015, the Company had $11.4 million recorded in Accumulated other comprehensive loss related to net realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the fiscal year ended August 29, 2015, the Company reclassified $182 thousand of net losses from Accumulated other comprehensive loss to Interest expense. In the fiscal year ended August 30, 2014, the Company reclassified $182 thousand of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $1.7 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note I – Financing

The Company’s debt consisted of the following:

(in thousands)	August 29, 2015	August 30, 2014
5.750% Senior Notes due January 2015, effective interest rate of 5.89%	$—	$500,000
5.500% Senior Notes due November 2015, effective interest rate of 4.86%	300,000	300,000
6.950% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
1.300% Senior Notes due January 2017, effective interest rate of 1.43%	400,000	400,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
2.500% Senior Notes due April 2021, effective interest rate of 3.85%	250,000	—
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	—
Commercial paper, weighted average interest rate of 0.45% and 0.27% at August 29, 2015 and August 30, 2014, respectively	1,047,600	893,800

Total debt	4,647,600	4,343,800
Less: Short-term borrowings	—	180,910

Long-term debt before discounts and debt issuance costs Total debt	4,647,600	4,162,890
Less: Discounts and debt issuance costs	22,724	20,694

Long-term debt	$4,624,876	$4,142,196

As of August 29, 2015, $1.048 billion of commercial paper borrowings, the $300 million 5.500% Senior Notes due November 2015, and the $200 million 6.950% Senior Notes due June 2016 are classified as long-term in the accompanying Consolidated Balance Sheets as the Company has the ability and intent to refinance on a long-term basis through available capacity in its revolving credit facilities. As of August 29, 2015, the Company had $1.711 billion of availability under its $1.750 billion revolving credit facilities, which would allow it to replace these short-term obligations with long-term financing facilities.

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

On December 19, 2014, the Company entered into a new revolving credit facility (the “364-Day Credit Agreement”). The credit facility is available to primarily support commercial paper borrowings and other short-term unsecured bank loans. The 364-Day Credit Agreement provides for loans in the principal amount of up to $500 million. Under the credit facility, the Company may borrow funds consisting of Eurodollar loans, base rate loans, or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable margin, as defined in the revolving credit facility, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. This credit facility expires on December 19, 2015, but the Company may request an extension of the termination date for 364 days no later than 45 days prior to December 19, 2015, subject to bank approval. In addition, the Company has the right to convert to a term-loan, at least 15 days prior to December 19, 2015, up to one year from the termination date, subject to a 1% penalty.

The revolving credit facility agreement requires that the Company’s consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.5:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. The Company’s consolidated interest coverage ratio as of August 29, 2015 was 5.3:1.

As of August 29, 2015, the Company had no outstanding borrowings under each of the revolving credit facilities and $3.5 million of outstanding letters of credit under the Multi-Year Credit Agreement.

The Company also maintains a letter of credit facility that allows it to request the participating bank to issue letters of credit on its behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Multi-Year Credit Agreement. As of August 29, 2015, the Company has $82.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2016.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, the Company had $21.2 million in letters of credit outstanding as of August 29, 2015. These letters of credit have various maturity dates and were issued on an uncommitted basis.

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

The 5.750% Senior Notes issued in July 2009 and 7.125% Senior Notes issued during August 2008 (collectively, the “Notes”) are subject to an interest rate adjustment if the debt ratings assigned to the Notes are downgraded.

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

As of August 29, 2015, the Company was in compliance with all covenants related to its borrowing arrangements. All of the Company’s debt is unsecured. Scheduled maturities of debt are as follows:

(in thousands)	Scheduled Maturities
2016	$1,547,600
2017	400,000
2018	250,000
2019	—
2020	—
Thereafter	2,450,000

Subtotal	4,647,600
Discount and debt issuance costs	22,724

Total Debt	$4,624,876

The fair value of the Company’s debt was estimated at $4.696 billion as of August 29, 2015, and $4.480 billion as of August 30, 2014, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $70.7 million at August 29, 2015 and $157.3 million at August 30, 2014, which reflect their face amount, adjusted for any unamortized debt issuance costs and discounts.

Note J – Interest Expense

Net interest expense consisted of the following:

	Year Ended
(in thousands)	August 29, 2015	August 30, 2014	August 31, 2013
Interest expense	$153,007	$170,400	$188,324
Interest income	(1,605)	(1,850)	(1,606)
Capitalized interest	(963)	(1,041)	(1,303)

	$150,439	$167,509	$185,415

Note K – Stock Repurchase Program

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Board. The program was last amended on March 24, 2015 to increase the repurchase authorization to $15.65 billion from $14.9 billion. From January 1998 to August 29, 2015, the Company has repurchased a total of 138.9 million shares at an aggregate cost of $15.302 billion.

The Company’s share repurchase activity consisted of the following:

	Year Ended
(in thousands)	August 29, 2015	August 30, 2014	August 31, 2013
Amount	$1,271,416	$1,099,212	$1,387,315
Shares	2,010	2,232	3,511

During fiscal year 2015, the Company retired 2.1 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1.050 billion and decreased Additional paid-in capital by $57.4 million. During the comparable prior year period, the Company retired 3.2 million shares of treasury stock, which increased Retained deficit by $1.220 billion and decreased Additional paid-in capital by $74.0 million.

On October 7, 2015, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $15.65 billion to $16.4 billion. Subsequent to August 29, 2015, the Company has repurchased 356,993 shares of common stock at an aggregate cost of $259.9 million. Considering the cumulative repurchases and the increase in authorization subsequent to August 29, 2015, the Company has $837.9 million remaining under the Board’s authorization to repurchase its common stock.

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

Alternative investments – This category represents a hedge fund of funds made up of various investments in limited partnerships, limited liability companies and corporations. The fair value of the hedge fund of funds is determined using valuations provided by third party administrator for each of the underlying funds.

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

The fair values of investments by level and asset category and the weighted-average asset allocations of the Company’s pension plans at the measurement date are presented in the following table:

August 29, 2015
	Fair Value	Asset Allocation		Fair Value Hierarchy
(in thousands)		Actual	Target	Level 1	Level 2	Level 3
U.S. equities	$60,286	25.3%	25.8%	$—	$60,286	$—
International equities	38,725	16.2	17.2	—	38,725	—
Emerging equities	16,393	6.9	8.5	—	16,393	—
High yield securities	19,310	8.1	8.5	—	19,310	—
Alternative investments	307	0.1	—	—	—	307
Fixed income securities	93,362	39.1	40.0	—	93,362	—
Cash and cash equivalents	10,372	4.3	—	—	10,372	—

	$238,755	100.0%	100.0%	$—	$238,448	$307

August 30, 2014
	Fair Value	Asset Allocation		Fair Value Hierarchy
(in thousands)		Actual	Target	Level 1	Level 2	Level 3
U.S. equities	$70,021	28.8%	25.8%	$—	$70,021	$—
International equities	45,521	18.7	17.2	—	45,521	—
Emerging equities	24,187	9.9	8.5	—	24,187	—
High yield securities	22,647	9.3	8.5	—	22,647	—
Alternative investments	803	0.3	—	—	—	803
Fixed income securities	67,652	27.8	40.0	—	67,652	—
Cash and cash equivalents	12,576	5.2	—	—	12,576	—

	$243,407	100.0%	100.0%	$—	$242,604	$803

The asset allocations in the charts above include $11.5 million and $12.6 million in cash contributions made prior to the balance sheet date of August 29, 2015, and August 30, 2014, respectively. Subsequent to August 29, 2015, and August 30, 2014, these cash contributions were allocated to the pension plan investments in accordance with the targeted asset allocation.

In August 2014, the Company’s Investment Committee approved a revised asset allocation target for the investments held by the pension plan. Based on the revised asset allocation target, the expected long-term rate of return on plan assets changed from 7.5% for the year ended August 30, 2014, to 7.0% for the year ending August 29, 2015.

The change in fair value of Level 3 assets that use significant unobservable inputs is presented in the following table:

(in thousands)	Level 3 Assets
Beginning balance – August 30, 2014	$803
Actual return on plan assets:
Assets held at August 29, 2015	(134)
Assets sold during the year	(74)
Sales and settlements	(288)

Ending balance – August 29, 2015	$307

The following table sets forth the plans’ funded status and amounts recognized in the Company’s Consolidated Balance Sheets:

(in thousands)	August 29, 2015	August 30, 2014
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$300,966	$256,780
Interest cost	12,338	13,070
Actuarial (gains) losses	(1,056)	38,659
Benefits paid	(16,125)	(7,543)

Benefit obligations at end of year	$296,123	$300,966

Change in Plan Assets:
Fair value of plan assets at beginning of year	$243,407	$208,120
Actual return on plan assets	(5,604)	25,920
Employer contributions	17,077	16,910
Benefits paid	(16,125)	(7,543)

Fair value of plan assets at end of year	$238,755	$243,407

Amount Recognized in the Statement of Financial Position:
Current liabilities	$(253)	$(192)
Long-term liabilities	(57,115)	(57,367)

Net amount recognized	$(57,368)	$(57,559)

Amount Recognized in Accumulated Other Comprehensive Loss and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss	$(116,735)	$(104,847)

Accumulated other comprehensive loss	$(116,735)	$(104,847)

Amount Recognized in Accumulated Other Comprehensive Loss and not yet reflected in Net Periodic Benefit Cost and expected to be amortized in next year’s Net Periodic Benefit Cost:
Net actuarial loss	$(10,506)	$(8,941)

Amount recognized	$(10,506)	$(8,941)

Net periodic benefit expense consisted of the following:

	Year Ended
(in thousands)	August 29, 2015	August 30, 2014	August 31, 2013
Interest cost	$12,338	$13,070	$11,746
Expected return on plan assets	(16,281)	(15,386)	(13,617)
Recognized net actuarial losses	8,941	6,879	14,721

Net periodic benefit expense	$4,998	$4,563	$12,850

The actuarial assumptions used in determining the projected benefit obligation include the following:

	Year Ended
	August 29, 2015	August 30, 2014	August 31, 2013
Weighted average discount rate	4.50%	4.28%	5.19%
Expected long-term rate of return on plan assets	7.00%	7.50%	7.50%

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

The Company makes annual contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The Company contributed $17.1 million to the plans in fiscal 2015, $16.9 million to the plans in fiscal 2014 and $16.9 million to the plans in fiscal 2013. The Company expects to contribute approximately $6.3 million to the plans in fiscal 2016; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

Based on current assumptions about future events, benefit payments are expected to be paid as follows for each of the following fiscal years. Actual benefit payments may vary significantly from the following estimates:

(in thousands)	Benefit Payments
2016	$11,118
2017	10,992
2018	11,717
2019	12,482
2020	13,107
2021 – 2025	73,726

The Company has a 401(k) plan that covers all domestic employees who meet the plan’s participation requirements. The plan features include Company matching contributions, immediate 100% vesting of Company contributions and a savings option up to 25% of qualified earnings. The Company makes matching contributions, per pay period, up to a specified percentage of employees’ contributions as approved by the Board. The Company made matching contributions to employee accounts in connection with the 401(k) plan of $17.7 million in fiscal 2015, $15.6 million in fiscal 2014, and $14.1 million in fiscal 2013.

Note M – Acquisition

Effective September 27, 2014, the Company acquired the outstanding stock of Interamerican Motor Corporation (“IMC”), the second largest distributor of quality import replacement parts in the United States, for $75.7 million, net of cash. IMC specializes in parts coverage for European and Asian cars. With this acquisition, the Company expects to grow its share in the aftermarket import car parts market. The results of operations from IMC have been included in the Company’s Auto Parts Locations business activities since the date of acquisition. Pro forma results of operations related to the acquisition of IMC are not presented as IMC’s results are not material to the Company’s consolidated statements of income. The purchase price allocation resulted in goodwill of $24.1 million and intangible assets totaling $3.6 million. Goodwill generated from the acquisition is primarily attributable to expected synergies and the assembled workforce. The Company completed the purchase price allocation in the fourth quarter of fiscal 2015.

Effective December 19, 2012, the Company acquired certain assets and liabilities of AutoAnything, an online retailer of specialized automotive products for $116.1 million. With this acquisition, the Company expects to bolster its online presence in the automotive accessory and performance markets. The results of operations from AutoAnything have been included in the Company’s Other business activities since the date of acquisition. Pro forma results of operations related to the acquisition of AutoAnything are not presented as AutoAnything’s results are not material to the Company’s results of operations. The purchase price allocation resulted in goodwill of $83.4 million and intangible assets totaling $58.7 million. Goodwill generated from the acquisition was tax deductible and was primarily attributable to expected synergies and the assembled workforce. During fiscal 2013, the Company recorded an $18.3 million impairment charge related to goodwill and a $4.1 million impairment charge related to the trade name.

Note N – Goodwill and Intangibles

The changes in the carrying amount of goodwill are as follows:

(in thousands)	Auto Parts Locations	Other	Total
Net balance as of August 31, 2013	$302,645	$65,184	$367,829
Goodwill adjustments(1)	—	—	—

Net balance as of August 30, 2014	302,645	65,184	367,829
Goodwill added through acquisition(2)	24,058	—	24,058
Goodwill adjustments(1)	—	—	—

Net balance as of August 29, 2015	$326,703	$65,184	$391,887

(1)	Total accumulated goodwill impairment for both August 29, 2015 and August 30, 2014 is $18.3 million
(2)	See “Note M – Acquisition” for discussion of the acquisition completed during the first quarter of fiscal 2015

The Company performs its annual goodwill and intangibles impairment test in the fourth quarter of each fiscal year. In the fourth quarter of fiscal 2015 and fiscal 2014, the Company concluded that its goodwill was not impaired.

The carrying amounts of intangible assets are included in Other long-term assets as follows:

	August 29, 2015
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Technology	3-5 years	$10,570	$(5,757)	$4,813
Noncompete agreements	5 years	1,300	(703)	597
Customer relationships	3-10 years	49,676	(12,256)	37,420

		$61,546	$(18,716)	42,830

Non-amortizing intangible asset:
Trade names				26,900

Total intangible assets other than goodwill				$69,730

	August 30, 2014
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Technology	3-5 years	$10,570	$(3,528)	$7,042
Noncompete agreements	5 years	1,300	(443)	857
Customer relationships	3-10 years	48,376	(6,007)	42,369

		$60,246	$(9,978)	50,268

Non-amortizing intangible asset:
Trade names				24,600

Total intangible assets other than goodwill				$74,868

During fiscal 2015, the Company recorded an increase to intangible assets of $3.6 million related to the acquisition of IMC. Additionally, the Company made an installment payment for $10 million related to certain customer relationships purchased during 2014 relating to its ALLDATA operations. During fiscal 2014, the Company purchased $30.2 million of intangible assets relating to the rights to certain customer relationships and technology assets relating to its ALLDATA operations.

As part of its annual impairment test, the Company evaluates the AutoAnything and IMC trade names for impairment in the fourth quarter of each fiscal year. In the fourth quarter of fiscal 2015, the Company concluded that AutoAnything’s and IMC’s trade names were not impaired. In the fourth quarter of fiscal 2014, the Company concluded that AutoAnything’s trade name was not impaired. Trade names at August 29, 2015 and August 30, 2014 reflect a total accumulated impairment of $4.1 million.

Amortization expense of intangible assets for the year ended August 29, 2015 and August 30, 2014 was $8.7 million and $7.1 million, respectively.

Total future amortization expense for intangible assets that have finite lives, based on the existing intangible assets and their current estimated useful lives as of August 29, 2015, is estimated as follows:

(in thousands)	Total
2016	$8,748
2017	8,482
2018	6,855
2019	6,203
2020	6,203
Thereafter	6,339

$42,830

Note O – Leases

The Company leases some of its retail stores, distribution centers, facilities, land and equipment, including vehicles. Other than vehicle leases, most of the leases are operating leases, which include renewal options made at the Company’s election and provisions for percentage rent based on sales. Rental expense was $269.5 million in fiscal 2015, $253.8 million in fiscal 2014, and $246.3 million in fiscal 2013. Percentage rentals were insignificant.

The Company records rent for all operating leases on a straight-line basis over the lease term, including any reasonably assured renewal periods and the period of time prior to the lease term that the Company is in possession of the leased space for the purpose of installing leasehold improvements. Differences between recorded rent expense and cash payments are recorded as a liability in Accrued expenses and other and Other long-term liabilities in the accompanying Consolidated Balance Sheets, based on the terms of the lease. The deferred rent approximated $113.7 million on August 29, 2015, and $104.6 million on August 30, 2014.

The Company has a fleet of vehicles used for delivery to its commercial customers and stores and travel for members of field management. The majority of these vehicles are held under capital lease. At August 29, 2015, the Company had capital lease assets of $132.3 million, net of accumulated amortization of $63.7 million, and capital lease obligations of $128.2 million, of which $40.5 million is classified as Accrued expenses and other as it represents the current portion of these obligations. At August 30, 2014, the Company had capital lease assets of $121.2 million, net of accumulated amortization of $53.6 million, and capital lease obligations of $119.6 million, of which $36.5 million was classified as Accrued expenses and other.

Future minimum annual rental commitments under non-cancelable operating leases and capital leases were as follows at the end of fiscal 2015:

(in thousands)	Operating Leases	Capital Leases
2016	$259,175	$40,528
2017	250,787	40,562
2018	234,640	28,558
2019	215,692	16,845
2020	192,882	5,077
Thereafter	905,629	—

Total minimum payments required	$2,058,805	131,570

Less: Interest		(3,403)

Present value of minimum capital lease payments		$128,167

In connection with the Company’s December 2001 sale of the TruckPro business, the Company subleased some properties to the purchaser for an initial term of not less than 20 years. The Company’s remaining aggregate rental obligation at August 29, 2015 of $12.3 million is included in the above table, but the obligation is offset by the sublease rental agreement.

Note P – Commitments and Contingencies

Construction commitments, primarily for new stores, totaled approximately $31.8 million at August 29, 2015.

The Company had $106.7 million in outstanding standby letters of credit and $31.1 million in surety bonds as of August 29, 2015, which all have expiration periods of less than one year. A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover reimbursement obligations to our workers’ compensation carriers. There are no additional contingent liabilities associated with these instruments as the underlying liabilities are already reflected in the consolidated balance sheet. The standby letters of credit and surety bonds arrangements have automatic renewal clauses.

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

Note R – Segment Reporting

Four of the Company’s operating segments (Domestic Auto Parts, Mexico, Brazil, and IMC) are aggregated as one reportable segment: Auto Parts Locations. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in Note A.

The Auto Parts Locations segment is a retailer and distributor of automotive parts and accessories through the Company’s 5,609 locations in the United States, Puerto Rico, Mexico and Brazil. Each location carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. The following table shows segment results for the following fiscal years:

	Year Ended
(in thousands)	August 29, 2015	August 30, 2014	August 31, 2013
Net Sales:
Auto Parts Locations	$9,824,876	$9,132,169	$8,858,723
Other	362,464	343,144	288,807

Total	$10,187,340	$9,475,313	$9,147,530

Segment Profit:
Auto Parts Locations	$5,132,624	$4,744,501	$4,568,190
Other	194,407	190,406	172,745

Gross profit	5,327,031	4,934,907	4,740,935
Operating, selling, general and administrative expenses	(3,373,980)	(3,104,684)	(2,967,837)
Interest expense, net	(150,439)	(167,509)	(185,415)

Income before income taxes	$1,802,612	$1,662,714	$1,587,683

Segment Assets:
Auto Parts Locations	$7,883,720	$7,279,665	$6,696,963
Other	218,629	217,498	172,204

Total	$8,102,349	$7,497,163	$6,869,167

Capital Expenditures:
Auto Parts Locations	$464,246	$423,951	$402,028
Other	16,333	14,165	12,423

Total	$480,579	$438,116	$414,451

Auto Parts Locations Sales by Product Grouping:
Failure	$4,650,271	$4,274,528	$4,214,642
Maintenance items	3,618,779	3,362,969	3,224,229
Discretionary	1,555,826	1,494,672	1,419,852

Auto Parts Locations net sales	$9,824,876	$9,132,169	$8,858,723

Note S – Quarterly Summary(1)

(Unaudited)

	Twelve Weeks Ended			Sixteen Weeks Ended
(in thousands, except per share data)	November 22, 2014	February 14, 2015	May 9, 2015	August 29, 2015(2)
Net sales	$2,260,264	$2,143,651	$2,493,021	$3,290,404
Gross profit	1,176,661	1,120,033	1,302,789	1,727,548
Operating profit	408,562	361,269	513,949	669,272
Income before income taxes	371,502	326,733	482,170	622,207
Net income	238,310	211,723	309,071	401,137
Basic earnings per share	7.42	6.64	9.77	13.02
Diluted earnings per share	7.27	6.51	9.57	12.75

	Twelve Weeks Ended			Sixteen Weeks Ended
(in thousands, except per share data)	November 23, 2013	February 15, 2014	May 10, 2014	August 30, 2014(2)
Net sales	$2,093,578	$1,990,494	$2,341,545	$3,049,696
Gross profit	1,085,697	1,037,035	1,216,958	1,595,216
Operating profit	383,726	337,344	478,952	630,201
Income before income taxes	341,295	297,854	442,790	580,775
Net income	218,087	192,830	285,157	373,671
Basic earnings per share	6.39	5.73	8.62	11.50
Diluted earnings per share	6.29	5.63	8.46	11.28

(1)	The sum of quarterly amounts may not equal the annual amounts reported due to rounding. In addition, the earnings per share amounts are computed independently for each quarter while the full year is based on the annual weighted average shares outstanding.
(2)	The fourth quarter for fiscal 2015 and fiscal 2014 are based on a 16-week period. All other quarters presented are based on a 12-week period.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of August 29, 2015, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective. During or subsequent to the quarter ended August 29, 2015, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in Part I of this document in the section entitled “Executive Officers of the Registrant,” is incorporated herein by reference in response to this item. Additionally, the information contained in AutoZone, Inc.’s Proxy Statement dated October 26, 2015, in the sections entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.

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

Item 11. Executive Compensation

The information contained in AutoZone, Inc.’s Proxy Statement dated October 26, 2015, in the section entitled “Executive Compensation,” is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in AutoZone, Inc.’s Proxy Statement dated October 26, 2015, in the sections entitled “Security Ownership of Management and Board of Directors” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accounting Fees and Services

The information contained in AutoZone, Inc.’s Proxy Statement dated October 26, 2015, in the section entitled “Proposal 2 – Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

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

(a) Financial Statements

The following financial statements, related notes and reports of independent registered public accounting firm are filed with this Annual Report on Form 10-K in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the fiscal years ended August 29, 2015, August 30, 2014, and August 31, 2013

Consolidated Statements of Comprehensive Income for the fiscal years ended August 29, 2015, August 30, 2014, and August 31, 2013

Consolidated Balance Sheets as of August 29, 2015, and August 30, 2014

Consolidated Statements of Cash Flows for the fiscal years ended August 29, 2015, August 30, 2014, and August 31, 2013

Consolidated Statements of Stockholders’ Deficit for the fiscal years ended August 29, 2015, August 30, 2014, and August 31, 2013

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

Dated: October 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ WILLIAM C. RHODES, III William C. Rhodes, III	Chairman, President and Chief Executive Officer (Principal Executive Officer)	October 26, 2015

/s/ WILLIAM T. GILES William T. Giles	Chief Financial Officer and Executive Vice President – Finance, Information Technology and ALLDATA (Principal Financial Officer)	October 26, 2015

/s/ CHARLIE PLEAS, III Charlie Pleas, III	Senior Vice President and Controller (Principal Accounting Officer)	October 26, 2015

/s/ DOUGLAS H. BROOKS Douglas H. Brooks	Director	October 26, 2015

/s/ LINDA A. GOODSPEED Linda A. Goodspeed	Director	October 26, 2015

/s/ SUE E. GOVE Sue E. Gove	Director	October 26, 2015

/s/ EARL G. GRAVES, JR. Earl G. Graves, Jr.	Director	October 26, 2015

/s/ ENDERSON GUIMARAES Enderson Guimaraes	Director	October 26, 2015

/s/ J.R. HYDE, III J.R. Hyde, III	Director	October 26, 2015

/s/ D. BRYAN JORDAN D. Bryan Jordan	Director	October 26, 2015

/s/ W. ANDREW MCKENNA W. Andrew McKenna	Director	October 26, 2015

/s/ GEORGE R. MRKONIC, JR. George R. Mrkonic, Jr.	Director	October 26, 2015

/s/ LUIS P. NIETO Luis P. Nieto	Director	October 26, 2015

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K:

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Sixth Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated October 7, 2015.

4.1	Indenture dated as of August 8, 2003, between AutoZone, Inc. and Bank One Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (No. 333-107828) filed August 11, 2003.

4.2	Form of 5.5% Note due 2015. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated November 3, 2003.

4.3	Terms Agreement dated June 8, 2006, by and among AutoZone, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as representatives of the several underwriters named therein. Incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K dated June 13, 2006.

4.4	Form of 6.95% Senior Note due 2016. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated June 13, 2006.

4.5	Officers’ Certificate dated August 4, 2008, pursuant to Section 3.2 of the Indenture dated August 11, 2003, setting forth the terms of the 7.125% Senior Notes due 2018. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated August 4, 2008.

4.6	Form of 7.125% Senior Note due 2018. Incorporated by reference from the Form 8-K dated August 4, 2008.

4.7	Officers’ Certificate dated November 15, 2010, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 4.000% Notes due 2020. Incorporated by reference to 4.1 to the Current Report on Form 8-K dated November 15, 2010.

4.8	Form of 4.000% Senior Note due 2020. Incorporated by reference from the Form 8-K dated November 15, 2010.

4.9	Officers’ Certificate dated April 24, 2012, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 3.700% Senior Notes due 2022. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 24, 2012.

4.10	Form of 3.700% Senior Notes due 2022. Incorporated by reference from the Form 8-K dated April 24, 2012.

4.11	Officers’ Certificate dated November 13, 2012, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 2.875% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 13, 2012.

4.12	Form of 2.875% Senior Notes due 2023. Incorporated by reference from the Form 8-K dated November 13, 2012.

4.13	Officers’ Certificate dated April 29, 2013, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 29, 2013.

4.14	Form of 3.125% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated April 29, 2013.

4.15	Officer’s Certificate dated January 14, 2014, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 1.300% Senior Notes due 2017. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated January 14, 2014.

4.16	Form of 1.300% Note due 2017. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated January 14, 2014.

4.17	Officers’ Certificate dated April 29, 2015, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 2.500% Senior Notes due 2021. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 29, 2015.

4.18	Form of 2.500% Note due 2021. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated April 29, 2015.

4.19	Officers’ Certificate dated April 29, 2015, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.250% Senior Notes due 2025. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 29, 2015.

4.20	Form of 3.250% Note due 2025. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 29, 2015.

*10.1	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended August 26, 2000.

*10.2	Third Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended August 30, 2003.

*10.3	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended November 23, 2002.

*10.4	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended November 23, 2002.

*10.5	AutoZone, Inc. 2003 Director Stock Option Plan. Incorporated by reference to Appendix C to the definitive proxy statement dated November 1, 2002, for the Annual Meeting of Stockholders held December 12, 2002.

*10.6	AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Appendix D to the definitive proxy statement dated November 1, 2002, for the Annual Meeting of Stockholders held December 12, 2002.

*10.7	Third Amendment to the AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 12, 2012.

*10.8	AutoZone, Inc. 2006 Stock Option Plan. Incorporated by reference to Appendix A to the definitive proxy statement dated October 25, 2006, for the Annual Meeting of Stockholders held December 13, 2006.

*10.9	Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended August 25, 2007.

*10.10	AutoZone, Inc. Fifth Amended and Restated Executive Stock Purchase Plan. Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K dated October 22, 2012.

*10.11	Amended and Restated AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated January 4, 2008.

*10.12	Amended and Restated AutoZone, Inc. 2003 Director Stock Option Plan. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K dated January 4, 2008.

*10.13	AutoZone, Inc. Enhanced Severance Pay Plan. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated February 15, 2008.

*10.14	Form of non-compete and non-solicitation agreement signed by each of the following executive officers: Mark A. Finestone, William T. Giles, William W. Graves, Ronald B. Griffin, Thomas B. Newbern, Charlie Pleas, III, Larry M. Roesel, Albert Saltiel, Mike A. Womack, and Kristen C. Wright; and by AutoZone, Inc. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated February 15, 2008.

*10.15	Form of non-compete and non-solicitation agreement approved by AutoZone’s Compensation Committee for execution by non-executive officers. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K dated February 15, 2008.

*10.16	Agreement dated February 14, 2008, between AutoZone, Inc. and William C. Rhodes, III. Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K dated February 15, 2008.

*10.17	Form of non-compete and non-solicitation agreement signed by each of the following current and former officers: Jennie E. Anderson, Rebecca W. Ballou, Craig Blackwell, Brian L. Campbell, Cathy Culnane, Philip B. Daniele, III, Anthony J. Dudek, Robert A. Durkin, Bill Edwards, Joseph Espinosa, Duane Findley, Preston B. Frazer, Tim Goddard, Stephany L. Goodnight, David Goudge, Eric S. Gould, James C. Griffith, William R. Hackney, Rodney Halsell, David Klein, Trevor Klein, Thomas A. Kliman, Jeffery Lagges, Maria M. Leggett, Mitchell Major, Grantland E. McGee, Jr., Ann A. Morgan, John M. Mosunic, J. Scott Murphy, Jeffrey H. Nix, Raymond A. Pohlman, Elizabeth Rabun, Joe L. Sellers, Jr., Brett Shanaman, Jamey Traywick, Doug Wines, Solomon Woldeslassie, and Larry Yeske; and by AutoZone, Inc. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2008.

*10.18	Second Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and Harry L. Goldsmith dated December 29, 2008. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 30, 2008.

*10.19	AutoZone, Inc. 2010 Executive Incentive Compensation Plan, incorporated by reference to Exhibit A to the definitive proxy statement dated October 26, 2009, for the Annual Meeting of Stockholders held December 16, 2009.

*10.20	AutoZone, Inc. 2011 Equity Incentive Award Plan, incorporated by reference to Exhibit A to the definitive proxy statement dated October 25, 2010, for the Annual Meeting of Stockholders held December 15, 2010.

*10.21	Form of Stock Option Agreement under the 2006 Stock Option Plan, effective September 2010. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.22	Form of Stock Option Agreement under the 2006 Stock Option Plan for certain executive officers, effective September 2010. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.23	Form of Letter Agreement dated as of December 14, 2010, amending certain Stock Option Agreements of executive officers. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.24	AutoZone, Inc. 2011 Director Compensation Program. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.25	Performance-Based Restricted Stock Units Award Agreement dated December 15, 2010, between AutoZone, Inc. and William C. Rhodes, III, incorporated by reference to Exhibit 10.2 to the Form 8-K dated December 15, 2010.

*10.26	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated March 17, 2011.

*10.27	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for officers effective September 27, 2011. Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.28	First Amended and Restated AutoZone, Inc. Enhanced Severance Pay Plan. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated March 17, 2011.

10.29	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for officers effective September 27, 2011. Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.30	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for certain executive officers effective September 27, 2011. Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.31	Amended and Restated Credit Agreement dated as of September, 13, 2011 among AutoZone, Inc. as Borrower, the several Lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent and Swingline Lender, JPMorgan Chase Bank, N.A. as Syndication Agent, arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC as Joint Lead Arrangers and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, Wells Fargo Securities, LLC and Barclays Capital as Joint Book Runners. Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.32	Sixth Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.33	Second Amended AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 14, 2011.

*10.34	Offer letter dated May 23, 2012, to Mike A. Womack. Incorporated by reference to Exhibit 10.38 of Annual Report on Form 10-K dated October 22, 2012.

*10.35	Offer letter dated April 26, 2012, to Ronald B. Griffin. Incorporated by reference to Exhibit 10.39 of Annual Report on Form 10-K dated October 22, 2012.

*10.36	Amended Non-Compete Agreement between AutoZone, Inc. and Jon A. Bascom dated May 25, 2012. Incorporated by reference to Exhibit 10.40 of Annual Report on Form 10-K dated October 22, 2012.

*10.37	Offer letter dated February 7, 2013, to Albert Saltiel. Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q dated June 12, 2013.

*10.38	Third Amendment to the AutoZone, Inc. Executive Deferred Compensation Plan incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 12, 2012.

10.39	Master Extension, New Commitment and Amendment Agreement dated as of December 4, 2013 among AutoZone, Inc. as Borrower; Bank of America, N.A. as Administrative Agent and Swingline Lender; JPMorgan Chase Bank, N.A. as Syndication Agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC as Joint Lead Arrangers; Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, Wells Fargo Securities, LLC and Barclay’s Capital as Joint Book Runners; SunTrust Bank, U.S. Bank National Association, Wells Fargo Bank, National Association and Barclay’s Bank PLC as Documentation Agents; and the several lenders party thereto. Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q dated December 18, 2013

10.40	Underwriting Agreement, dated January 7, 2014, among AutoZone, Inc., J.P. Morgan Securities LLC, U.S. Bancorp Investments, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein. Incorporated by reference to the Current Report on Form 8-K dated January 8, 2014.

*10.41	Amended and Restated AutoZone, Inc. AutoZone, Inc. Executive Deferred Compensation Plan dated December 17, 2013. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated March 25, 2014.

*10.42	AutoZone, Inc. Director Compensation Program effective January 1, 2014. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated March 25, 2014.

10.43	Second Amended and Restated Credit Agreement dated as of December 19, 2014, among AutoZone, Inc., as Borrower, the lenders party thereto and Bank of America, N.A. as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 22, 2014.

10.44	364-Day Credit Agreement Dated as of December 19, 2014, among AutoZone, Inc. as Borrower, the lenders party thereto and Wells Fargo Bank National Association as Administrative Agent, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated December 22, 2014.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethical Conduct. Incorporated by reference to Exhibit 14.1 of the Annual Report on Form 10-K for the fiscal year ended August 30, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.