Form 10-Q
period 2015-11-21
AUTOZONE INC
filed 2015-12-16
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 21, 2015,

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value – 30,208,306 shares outstanding as of December 11, 2015.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	November 21, 2015	August 29, 2015

Assets
Current assets:
Cash and cash equivalents	$165,486	$175,309
Accounts receivable	248,120	247,872
Merchandise inventories	3,515,703	3,421,635
Other current assets	120,763	121,847
Deferred income taxes	3,799	3,631

Total current assets	4,053,871	3,970,294

Property and equipment:
Property and equipment	5,979,444	5,891,707
Less: Accumulated depreciation and amortization	(2,442,389)	(2,386,075)

	3,537,055	3,505,632

Goodwill	391,887	391,887
Deferred income taxes	41,475	42,615
Other long-term assets	193,240	191,921

	626,602	626,423

	$8,217,528	$8,102,349

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,889,849	$3,864,168
Accrued expenses and other	516,749	531,561
Income taxes payable	107,818	58,082
Deferred income taxes	260,825	259,062

Total current liabilities	4,775,241	4,712,873

Long-term debt	4,754,101	4,624,876
Other long-term liabilities	466,307	465,990

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 32,247 shares issued and 30,271 shares outstanding as of November 21, 2015; 32,098 shares issued and 30,659 shares outstanding as of August 29, 2015	322	321
Additional paid-in capital	994,488	938,355
Retained deficit	(1,160,626)	(1,418,738)
Accumulated other comprehensive loss	(240,395)	(249,518)
Treasury stock, at cost	(1,371,910)	(971,810)

Total stockholders’ deficit	(1,778,121)	(1,701,390)

	$8,217,528	$8,102,349

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended
(in thousands, except per share data)	November 21, 2015	November 22, 2014

Net sales	$2,386,043	$2,260,264
Cost of sales, including warehouse and delivery expenses	1,133,109	1,083,603

Gross profit	1,252,934	1,176,661
Operating, selling, general and administrative expenses	814,939	768,099

Operating profit	437,995	408,562
Interest expense, net	35,010	37,060

Income before income taxes	402,985	371,502
Income taxes	144,873	133,192

Net income	$258,112	$238,310

Weighted average shares for basic earnings per share	30,498	32,132
Effect of dilutive stock equivalents	640	629

Weighted average shares for diluted earnings per share	31,138	32,761

Basic earnings per share	$8.46	$7.42

Diluted earnings per share	$8.29	$7.27

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended
(in thousands)	November 21, 2015	November 22, 2014

Net income	$258,112	$238,310

Other comprehensive income (loss):
Pension liability adjustments, net of taxes (1)	1,234	1,217
Foreign currency translation adjustments	7,787	(18,361)
Unrealized losses on marketable securities, net of taxes (2)	(62)	(38)
Net derivative activities, net of taxes (3)	164	(66)

Total other comprehensive income (loss)	9,123	(17,248)

Comprehensive income	$267,235	$221,062

(1)	Pension liability adjustments are presented net of taxes of $1,190 in fiscal 2016 and $846 in fiscal 2015
(2)	Unrealized losses on marketable securities are presented net of taxes of $33 in fiscal 2016 and $21 in fiscal 2015
(3)	Net derivative activities are presented net of taxes of $85 in fiscal 2016 and $36 in fiscal 2015

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twelve Weeks Ended
(in thousands)	November 21, 2015	November 22, 2014

Cash flows from operating activities:
Net income	$258,112	$238,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	66,283	61,045
Amortization of debt origination fees	1,726	1,521
Income tax benefit from exercise of stock options	(23,501)	(9,731)
Deferred income taxes	1,464	(954)
Share-based compensation expense	8,656	8,804
Changes in operating assets and liabilities:
Accounts receivable	88	23,508
Merchandise inventories	(90,420)	(84,498)
Accounts payable and accrued expenses	20,339	68,687
Income taxes payable	73,957	83,180
Other, net	6,798	(14,644)

Net cash provided by operating activities	323,502	375,228

Cash flows from investing activities:
Capital expenditures	(86,658)	(92,415)
Acquisition of business, net of cash	—	(75,744)
Purchase of intangibles	(10,000)	(10,000)
Purchase of marketable securities	(29,303)	(6,474)
Proceeds from sale of marketable securities	24,640	3,860
Disposal of capital assets and other, net	228	(34)

Net cash used in investing activities	(101,093)	(180,807)

Cash flows from financing activities:
Net proceeds from commercial paper	428,300	78,300
Repayment of debt	(300,000)	—
Net proceeds from sale of common stock	25,040	19,603
Purchase of treasury stock	(400,100)	(299,606)
Income tax benefit from exercise of stock options	23,501	9,731
Payments of capital lease obligations	(10,096)	(9,192)

Net cash used in financing activities	(233,355)	(201,164)

Effect of exchange rate changes on cash	1,123	(550)

Net decrease in cash and cash equivalents	(9,823)	(7,293)
Cash and cash equivalents at beginning of period	175,309	124,485

Cash and cash equivalents at end of period	$165,486	$117,192

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and related notes included in the AutoZone, Inc. (“AutoZone” or the “Company”) Annual Report on Form 10-K for the year ended August 29, 2015.

Operating results for the twelve weeks ended November 21, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2016. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2016 and 2015 each have 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Recently Issued Accounting Pronouncements: In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount, as if the accounting had been completed at the acquisition date. The Company does not expect the provision of ASU 2015-16 to have a material impact on its consolidated financial statements. This update will be effective for the Company beginning with its fiscal 2017 first quarter.

In November 2015, the FASB issued ASU 2015-07, Income Taxes – Balance Sheet Classification of Deferred Taxes (Topic 740). ASU 2015-07 requires all deferred tax liabilities and assets to be presented in the balance sheet as noncurrent. The Company does not expect the provision of ASU 2015-07 to have a material impact on its consolidated financial statements, as the application of this guidance affects classification only. This update will be effective for the Company beginning with its annual period ending August 26, 2017, with early adoption permitted.

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

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $8.7 million for the twelve week period ended November 21, 2015, and was $8.8 million for the comparable prior year period.

During the twelve week period ended November 21, 2015, 124,199 shares of stock options were exercised at a weighted average exercise price of $209.78. In the comparable prior year period, 92,449 shares of stock options were exercised at a weighted average exercise price of $215.51.

The Company made stock option grants of 367,445 shares during the twelve week period ended November 21, 2015, and granted options to purchase 325,500 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the twelve week periods ended November 21, 2015, and November 22, 2014, using the Black-Scholes-Merton multiple-option pricing valuation model, was $155.88 and $104.66 per share, respectively, using the following weighted average key assumptions:

	Twelve Weeks Ended
	November 21, 2015	November 22, 2014

Expected price volatility	18%	20%
Risk-free interest rate	1.5%	1.4%
Weighted average expected lives (in years)	5.7	5.0
Forfeiture rate	10%	9%
Dividend yield	0%	0%

See AutoZone’s Annual Report on Form 10-K for the year ended August 29, 2015, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s 2011 Equity Incentive Award Plan, the 2011 Director Compensation Program, and the 2014 Director Compensation Program.

For the twelve week period ended November 21, 2015, 17,280 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, no stock options were excluded from the dilutive earnings per share computation.

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	November 21, 2015
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$9,942	$498	$—	$10,440
Other long-term assets	62,650	19,905	—	82,555

	$72,592	$20,403	$—	$92,995

	August 29, 2015
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$8,790	$—	$—	$8,790
Other long-term assets	63,342	16,295	—	79,637

	$72,132	$16,295	$—	$88,427

At November 21, 2015, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheet consisted of short-term marketable securities of $10.4 million, which are included within Other current assets and long-term marketable securities of $82.6 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable securities, by asset class, are described in “Note D – Marketable Securities.”

Non-Financial Assets measured at Fair Value on a Non-Recurring Basis

Non-financial assets are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. The assets could include assets acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. During the twelve week periods ended November 21, 2015 and November 22, 2014, the Company did not have any other significant non-financial assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

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

Note D – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	November 21, 2015
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$35,055	$53	$(43)	$35,065
Government bonds	31,193	3	(46)	31,150
Mortgage-backed securities	8,649	10	(106)	8,553
Asset-backed securities and other	18,233	5	(11)	18,227

	$93,130	$71	$(206)	$92,995

	August 29, 2015
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$34,859	$51	$(40)	$34,870
Government bonds	33,098	31	(7)	33,122
Mortgage-backed securities	9,287	17	(99)	9,205
Asset-backed securities and other	11,223	9	(2)	11,230

	$88,467	$108	$(148)	$88,427

The debt securities held at November 21, 2015, had effective maturities ranging from less than one year to approximately three years. The Company did not realize any material gains or losses on its marketable securities during the twelve week period ended November 21, 2015.

The Company holds 77 securities that are in an unrealized loss position of approximately $206 thousand at November 21, 2015. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.

Included above in total marketable securities are $61.0 million of marketable securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note E – Derivative Financial Instruments

At November 21, 2015, the Company had $11.2 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week period ended November 21, 2015, the Company reclassified $249 thousand of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $42 thousand of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $1.9 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note F – Merchandise Inventories

Inventories are stated at the lower of cost or market using the last-in, first-out (“LIFO”) method for domestic inventories and the first-in, first-out (“FIFO”) method for Mexico and Brazil inventories. Included in inventories are related purchasing, storage and handling costs. Due to price deflation on the Company’s merchandise purchases, the Company’s domestic inventory balances are effectively maintained under the FIFO method. The Company’s policy is not to write up inventory in excess of replacement cost. The cumulative balance of this unrecorded adjustment, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $336.7 million at November 21, 2015, and $332.6 million at August 29, 2015.

Note G – Pension and Savings Plans

The components of net periodic pension expense related to the Company’s pension plans consisted of the following:

	Twelve Weeks Ended
(in thousands)	November 21, 2015	November 22, 2014

Interest cost	$2,601	$2,847
Expected return on plan assets	(3,810)	(3,757)
Amortization of net loss	2,424	2,063

Net periodic pension expense	$1,215	$1,153

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the twelve week period ended November 21, 2015, the Company made contributions to its funded plan in the amount of $1.5 million. The Company expects to contribute approximately $4.8 million to the plan during the remainder of fiscal 2016; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

During the twelve week period ended November 21, 2015, the Company changed the method used to estimate the interest cost component of Net periodic pension expense. Previously, the Company estimated interest cost using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The Company has elected to utilize a spot rate approach by applying specific spot rates along the yield curve to calculate interest costs instead of a single weighted-average discount rate. This calculation is believed to be more refined under the applicable accounting standard. The impact of this change to Net periodic pension expense is a reduction of $411 thousand in the twelve week period ended November 21, 2015. Based on current economic conditions, the interest cost for pension plans will be reduced by approximately $1.8 million in fiscal 2016 as a result of the change. The Company has accounted for this change as a change in accounting estimate and therefore has accounted for it prospectively.

Note H – Financing

The Company’s long-term debt consisted of the following:

(in thousands)	November 21, 2015	August 29, 2015

5.500% Senior Notes due November 2015, effective interest rate of 4.86%	$—	$300,000
6.950% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
1.300% Senior Notes due January 2017, effective interest rate 1.43%	400,000	400,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
2.500% Senior Notes due April 2021, effective interest rate of 3.85%	250,000	250,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
Commercial paper, weighted average interest rate of 0.46% and 0.45% at November 21, 2015 and August 29, 2015, respectively	1,475,900	1,047,600

Total debt	4,775,900	4,647,600
Less: Short-term borrowings	—	—

Long-term debt before discounts and debt issuance costs	4,775,900	4,647,600
Less: Discounts and debt issuance costs	21,799	22,724

Long-term debt	$4,754,101	$4,624,876

As of November 21, 2015, $1.476 billion of commercial paper borrowings and the $200 million 6.950% Senior Notes due June 2016 are classified as long-term in the accompanying Consolidated Balance Sheets as the Company has the ability and intent to refinance on a long-term basis through available capacity in its revolving credit facilities. As of November 21, 2015, the Company had $1.708 billion of availability under its $1.750 billion revolving credit facilities, which would allow it to replace these short-term obligations with long-term financing facilities.

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

On December 19, 2014, the Company entered into a new revolving credit facility (the “364-Day Credit Agreement”). The credit facility is available to primarily support commercial paper borrowings and other short-term unsecured bank loans. The 364-Day Credit Agreement provides for loans in the principal amount of up to $500 million. Under the credit facility, the Company may borrow funds consisting of Eurodollar loans, base rate loans, or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable margin, as defined in the revolving credit facility, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. The original expiration date of the credit facility was December 19, 2015, but in accordance with the credit agreement, in November 2015, the Company requested, and the bank approved, the extension of the termination date to December 16, 2016. In addition, the Company has the right to convert to a term-loan, at least 15 days prior to December 16, 2016, up to one year from the termination date, subject to a 1% penalty.

As of November 21, 2015 the Company had no outstanding borrowings under each of the revolving credit facilities and $3.5 million of outstanding letters of credit under the Multi-Year Credit Agreement.

The fair value of the Company’s debt was estimated at $4.835 billion as of November 21, 2015, and $4.696 billion as of August 29, 2015, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $80.9 million at November 21, 2015, and $70.7 million at August 29, 2015, which reflect their face amount, adjusted for any unamortized debt issuance costs and discounts.

Note I – Stock Repurchase Program

From January 1, 1998 to November 21, 2015, the Company has repurchased a total of 139.4 million shares at an aggregate cost of $15.702 billion, including 536,654 shares of its common stock at an aggregate cost of $400.1 million during the twelve week period ended November 21, 2015. On October 7, 2015, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $15.65 billion to $16.4 billion. Considering the cumulative repurchases as of November 21, 2015, the Company had $697.7 million remaining under the Board’s authorization to repurchase its common stock. Subsequent to November 21, 2015, the Company has repurchased 102,658 shares of its common stock at an aggregate cost of $80.0 million.

Note J – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities	Derivatives	Total

Balance at August 29, 2015	$(70,795)	$(171,488)	$(26)	$(7,209)	$(249,518)
Other comprehensive income (loss) before reclassifications	—	7,787	(75)	—	7,712
Amounts reclassified from Accumulated other comprehensive loss (1)	1,234 (2)	—	13 (4)	164 (5)	1,411

Balance at November 21, 2015	$(69,561)	$(163,701)	$(88)	$(7,045)	$(240,395)

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total

Balance at August 30, 2014	$(63,820)	$(57,836)	$76		$(7,323)	$(128,903)
Other comprehensive loss before reclassifications	—	(18,361)	(33)		(91)	(18,485)
Amounts reclassified from Accumulated other comprehensive loss (1)	1,217 (2)	—	(5	)(4)	25 (5)	1,237

Balance at November 22, 2014	$(62,603)	$(76,197)	$38		$(7,389)	$(146,151)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $1,190 in fiscal 2016 and $846 in fiscal 2015, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized gains (losses) on marketable securities, net of taxes of $7 in fiscal 2016 and $3 in fiscal 2015, which is recorded in Operating, selling, general, and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $85 in fiscal 2016 and $17 in fiscal 2015, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Note K – Goodwill and Intangibles

The changes in the carrying amount of goodwill are as follows:

(in thousands)	Auto Parts Locations	Other	Total

Net balance as of August 29, 2015	$326,703	$65,184	$391,887
Goodwill adjustments	—	—	—

Net balance as of November 21, 2015	$326,703	$65,184	$391,887

The carrying amounts of intangible assets are included in Other long-term assets as follows:

(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Technology	3-5 years	$10,570	$(6,272)	$4,298
Noncompete agreements	5 years	1,300	(763)	537
Customer relationships	3-10 years	49,676	(13,700)	35,976

		$61,546	$(20,735)	40,811

Non-amortizing intangible asset:
Trade name				26,900

Total intangible assets other than goodwill				$67,711

Amortization expense of intangible assets for the twelve week period ended November 21, 2015 was $2.0 million. During the comparable prior year period there was $2.1 million in amortization expense of intangible assets.

During the twelve week period ended November 21, 2015 and the comparable prior year period, the Company made an installment payment for $10 million related to certain customer relationships purchased during fiscal 2014 relating to its ALLDATA operations.

Effective September 27, 2014, the Company acquired the outstanding stock of Interamerican Motor Corporation (“IMC”), the second largest distributor of quality import replacement parts in the United States for $75.7 million, net of cash. The purchase price allocation resulted in goodwill of $24.1 million and intangible assets totaling $3.6 million. The results of operations from IMC have been included in the Company’s Auto Parts Locations business activities since the date of acquisition.

Note L – Litigation

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

Note M – Segment Reporting

The Company’s four operating segments (Domestic Auto Parts, Mexico, Brazil, and IMC) are aggregated as one reportable segment: Auto Parts Locations. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in Note A in its Annual Report on Form 10-K for the year ended August 29, 2015.

The Auto Parts Locations segment is a retailer and distributor of automotive parts and accessories through the Company’s 5,635 locations in the United States, Puerto Rico, Mexico, and Brazil. Each location carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended
(in thousands)	November 21, 2015	November 22, 2014

Net Sales
Auto Parts Locations	$2,304,318	$2,181,532
Other	81,725	78,732

Total	$2,386,043	$2,260,264

Segment Profit
Auto Parts Locations	$1,208,390	$1,132,335
Other	44,544	44,326

Gross profit	1,252,934	1,176,661
Operating, selling, general and administrative expenses	(814,939)	(768,099)
Interest expense, net	(35,010)	(37,060)

Income before income taxes	$402,985	$371,502

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of November 21, 2015, the related condensed consolidated statements of income for the twelve week periods ended November 21, 2015 and November 22, 2014, the condensed consolidated statements of comprehensive income for the twelve week periods ended November 21, 2015 and November 22, 2014, and the condensed consolidated statements of cash flows for the twelve week periods ended November 21, 2015 and November 22, 2014. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AutoZone, Inc. as of August 29, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for the year then ended, not presented herein, and, in our report dated October 26, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 29, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

December 16, 2015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at November 21, 2015, operated 5,163 AutoZone stores in the United States, including Puerto Rico; 442 in Mexico; eight in Brazil; and 22 Interamerican Motor Corporation (“IMC”) branches. Each AutoZone store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At November 21, 2015, in 4,196 of our domestic AutoZone stores, we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in select AutoZone stores in Mexico and Brazil. IMC branches carry an extensive line of original equipment quality import replacement parts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and accessories and performance parts through www.autoanything.com, and our commercial customers can make purchases through www.autozonepro.com and www.imcparts.net. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve weeks ended November 21, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2016. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2015 and fiscal 2016 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales were up 5.6% for the quarter driven by domestic same store sales (sales for stores open at least one year) growth of 3.5% and net sales of $39.5 million from new stores. Earnings per share increased 14.0% for the quarter.

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

One macroeconomic factor affecting our customers and our industry during the first quarter of fiscal 2016 was gas prices. The price per gallon of unleaded gasoline in the United States began the quarter at $2.51 per gallon and ended the quarter at $2.09 per gallon, a $0.42 decrease. During the comparable prior year period, gas prices decreased by $0.64 per gallon, beginning at $3.46 per gallon and ending at $2.82 per gallon. We believe reduced gas prices gave our customers additional disposable income. With approximately 11 billion gallons of unleaded gas consumed each month across the U.S., each $1 decrease at the pump contributes approximately $11 billion of additional spending capacity to consumers each month. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in those periods.

During the first quarter of fiscal 2016, failure and maintenance related categories represented the majority of our sales mix, at approximately 85% of total sales, with failure related categories continuing to be our largest set of categories. While we have not experienced any fundamental shifts in our category sales mix as compared to the previous years, we did experience a slight decrease in the mix of sales of the domestic failure related categories. We believe this decrease was primarily driven by the colder weather experienced over the last two weeks of the comparable prior year period, which increased sales of failure related categories. Our sales mix can be impacted by severe or unusual weather over a short term period. Over the long term, we believe the impact of the weather on our sales mix is not significant.

Our primary response to fluctuations in the demand for the products we sell is to adjust our advertising message, store staffing, and product assortment. In recent years, we initiated a variety of strategic tests focused on increasing inventory availability. As part of those tests, we closely studied our hub distribution model, store inventory levels and product assortment, which led to strategic tests on increased frequency of delivery to our stores and significantly expanding parts and assortment in select stores we call mega hubs. During fiscal 2015, we concluded our tests on these specific new concepts and have plans to continue to roll out these strategic initiatives in fiscal 2016 and beyond. During the first quarter of fiscal 2016, we continued the implementation of more frequent deliveries from our distribution centers to additional stores and the execution of our mega hub strategy. We expect to continue this effort throughout fiscal 2016.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term, we have seen a close correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. The average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. Since the beginning of fiscal 2015 and through September 2015 (latest publicly available information), miles driven increased compared to the same period last year.

Twelve Weeks Ended November 21, 2015,

Compared with Twelve Weeks Ended November 22, 2014

Net sales for the twelve weeks ended November 21, 2015 increased $125.8 million to $2.386 billion, or 5.6%, over net sales of $2.260 billion for the comparable prior year period. Total auto parts sales increased by 5.6%, primarily driven by domestic same store sales and net sales of $39.5 million from new stores.

Gross profit for the twelve weeks ended November 21, 2015 was $1.253 billion, or 52.5% of net sales, compared with $1.177 billion, or 52.1% of net sales, during the comparable prior year period. The improvement in gross margin was attributable to higher merchandise margins, partially offset by higher supply chain costs associated with current year inventory initiatives (-37 basis points).

Operating, selling, general and administrative expenses for the twelve weeks ended November 21, 2015 were $814.9 million, or 34.2% of net sales, compared with $768.1 million, or 34.0% of net sales, during the comparable prior year period. The increase in operating expenses, as a percentage of sales, was primarily due to higher domestic store payroll (-21 basis points) and the impact of IMC (-16 basis points), which were partially offset by the favorable comparison to last year’s higher legal costs (+21 basis points).

Net interest expense for the twelve weeks ended November 21, 2015 was $35.0 million compared with $37.1 million during the comparable prior year period. The decrease was primarily due to a decline in borrowing rates, partially offset by higher borrowing levels over the comparable year period. Average borrowings for the twelve weeks ended November 21, 2015 were $4.654 billion, compared with $4.343 billion for the comparable prior year period. Weighted average borrowing rates were 2.9% for the twelve weeks ended November 21, 2015 and 3.4% for the twelve weeks ended November 22, 2014.

Our effective income tax rate was 35.9% of pretax income for the twelve weeks ended November 21, 2015 and 35.9% for the comparable prior year period.

Net income for the twelve week period ended November 21, 2015 increased by $19.8 million to $258.1 million, and diluted earnings per share increased by 14.0% to $8.29 from $7.27 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.40.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the twelve weeks ended November 21, 2015, our net cash flows from operating activities provided $323.5 million as compared with $375.2 million provided during the comparable prior year period. The decrease is primarily due to timing of changes in working capital, partially offset by increased net income.

Our net cash flows used in investing activities for the twelve weeks ended November 21, 2015 were $101.1 million as compared with $180.8 million used in the comparable prior year period. Capital expenditures for the twelve weeks ended November 21, 2015 were $86.7 million compared to $92.4 million for the comparable prior year period. The decrease is primarily driven by timing of new location capital expenditures. We opened 26 net new locations both during the twelve week period ended November 21, 2015 and in the comparable prior year period. However, expenditures related to certain of these stores opened during the current quarter occurred during fiscal 2015. There were no acquisitions in the twelve week period ended November 21, 2015. Cash flows used in the acquisition of IMC were $75.7 million in the twelve week period ended November 22, 2014. Cash flows were also used in the purchase of other intangibles relating to our ALLDATA operations for $10 million during the twelve week period ended November 21, 2015 and the comparable prior year period. Investing cash flows were also impacted by our wholly owned captive insurance company, which purchased $29.3 million and sold $24.6 million in marketable securities during the twelve weeks ended November 21, 2015. During the comparable prior year period, the captive purchased $6.5 million in marketable securities and sold $3.9 million in marketable securities.

Our net cash flows used in financing activities for the twelve weeks ended November 21, 2015 were $233.4 million compared to $201.2 million in the comparable prior year period. During the twelve weeks ended November 21, 2015 and the comparable year period, we received no proceeds from the issuance of debt. During the twelve week period ended November 21, 2015, we repaid our $300 million 5.500% Senior Notes due in November 2015 using commercial paper borrowings. During the comparable year period, there were no repayments of debt. For the twelve weeks ended November 21, 2015, there were $428.3 million in proceeds from commercial paper, as compared to $78.3 million in proceeds from commercial paper in the comparable prior year period. Stock repurchases were $400.1 million in the current twelve week period as compared with $299.6 million in the comparable prior year period. For the twelve weeks ended November 21, 2015, proceeds from the sale of common stock and exercises of stock options provided $48.5 million, including $23.5 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $29.3 million, including $9.7 million in related tax benefits.

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

In addition to the building and land costs, our new locations require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. In recent years, we initiated a variety of strategic tests focused on increasing inventory availability, which increased our inventory per location. Many of our vendors have supported our initiative to update our product assortments by providing extended payment terms. These extended payment terms have allowed us to continue our high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 110.6% compared to 112.5% last year. The decline in this ratio is due to annualizing the inventory initiatives that added slower-turning hard parts inventory. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate.

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

For the trailing four quarters ended November 21, 2015, our after-tax return on invested capital (“ROIC”) was 31.2% as compared to 31.9% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). ROIC decreased primarily due to the increase in average debt, along with the impact of recent investments in the business. Currently, these investments are diluting our return metrics. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance.

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

On December 19, 2014, we entered into a new revolving credit facility (the “364-Day Credit Agreement”). The credit facility is available to primarily support commercial paper borrowings and other short-term unsecured bank loans. The 364-Day Credit Agreement provides for loans in the principal amount of up to $500 million. Under the credit facility, we may borrow funds consisting of Eurodollar loans, base rate loans, or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable margin, as defined in the revolving credit facility, depending upon our senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. The original expiration date of the credit facility was December 19, 2015, but in accordance with the credit agreement, in November 2015, we requested, and the bank approved, the extension of the termination date to December 16, 2016. In addition, we have the right to convert to a term-loan, at least 15 days prior to December 16, 2016, up to one year from the termination date, subject to a 1% penalty.

As of November 21, 2015 we had no outstanding borrowings under each of the revolving credit facilities and $3.5 million of outstanding letters of credit under the Multi-Year Credit Agreement.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the revolving credit facility. As of November 21, 2015, we have $100.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2016.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $3.0 million in letters of credit outstanding as of November 21, 2015. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of November 21, 2015, $1.476 billion of commercial paper borrowings and the $200 million 6.950% Senior Notes due June 2016 are classified as long-term in the accompanying Consolidated Balance Sheets as we have the ability and intent to refinance on a long-term basis through available capacity in our revolving credit facilities. As of November 21, 2015, we had $1.708 billion of availability under our $1.750 billion revolving credit facilities, which would allow us to replace these short-term obligations with long-term financing.

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

The 5.750% Senior Notes issued in July 2009 and the 7.125% Senior Notes issued during August 2008, (collectively, the “Notes”), are subject to an interest rate adjustment if the debt ratings assigned to the Notes are downgraded. Further, all Senior Notes issued since August 2008 contain a provision that repayment of the notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of November 21, 2015, we were in compliance with all covenants and expect to remain in compliance with all covenants.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.5:1 as of November 21, 2015, and was 2.5:1 as of November 22, 2014. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels.

Stock Repurchases

From January 1, 1998 to November 21, 2015, we repurchased a total of 139.4 million shares at an aggregate cost of $15.702 billion, including 536,654 shares of our common stock at an aggregate cost of $400.1 million during the twelve week period ended November 21, 2015. On October 7, 2015 the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $15.65 billion to $16.4 billion. Considering the cumulative repurchases as of November 21, 2015, we have $697.7 million remaining under the Board’s authorization to repurchase our common stock. Subsequent to November 21, 2015, we have repurchased 102,658 shares of common stock at an aggregate cost of $80.0 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at November 21, 2015 were $106.5 million compared with $106.7 million at August 29, 2015, and our total surety bonds commitment at November 21, 2015 was $32.0 million compared with $31.1 million at August 29, 2015.

Financial Commitments

As of November 21, 2015, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 29, 2015.

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

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital “ROIC”

The following tables calculate the percentages of ROIC for the trailing four quarters ended November 21, 2015 and November 22, 2014.

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 29, 2015	Twelve Weeks Ended November 22, 2014	Forty Weeks Ended August 29, 2015	Twelve Weeks Ended November 21, 2015	Trailing Four Quarters Ended November 21, 2015
Net income	$1,160,241	$238,310	$921,931	$258,112	$1,180,043
Adjustments:
Interest expense	150,439	37,060	113,379	35,010	148,389
Rent expense	269,458	61,893	207,565	63,997	271,562
Tax effect (1)	(149,903)	(35,326)	(114,577)	(35,345)	(149,922)

After-tax return	$1,430,235	$301,937	$1,128,298	$321,774	$1,450,072

Average debt (2) (6)					$4,544,313
Average deficit (3)					(1,650,849)
Rent x 6 (4)					1,629,372
Average capital lease obligations (5)					126,825

Pre-tax invested capital					$4,649,661

ROIC					31.2%

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 30, 2014	Twelve Weeks Ended November 23, 2013	Forty Weeks Ended August 30, 2014	Twelve Weeks Ended November 22, 2014	Trailing Four Quarters Ended November 22, 2014
Net income	$1,069,744	$218,087	$851,657	$238,310	$1,089,967
Adjustments:
Interest expense	167,509	42,431	125,078	37,060	162,138
Rent expense	253,813	57,176	196,637	61,893	258,530
Tax effect (1)	(149,991)	(35,460)	(114,531)	(35,227)	(149,758)

After-tax return	$1,341,075	$282,234	$1,058,841	$302,036	$1,360,877

Average debt (2) (6)					$4,306,478
Average deficit (3)					(1,704,876)
Rent x 6 (4)					1,551,180
Average capital lease obligations (5)					112,220

Pre-tax invested capital					$4,265,002

ROIC					31.9%

(1)	The effective tax rate was 35.7% and 35.6% over the trailing four quarters ended November 21, 2015 and November 22, 2014 respectively.
(2)	Average debt is equal to the average debt measured as of the previous five quarters.
(3)	Average equity is equal to the average stockholders’ deficit measured as of the previous five quarters.
(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(5)	Average capital lease obligations are equal to the average capital lease obligations measured as of the previous five quarters.
(6)	Certain balance sheet reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation due to the adoption of a new accounting standard. See Note A of the Notes to Consolidated Financial Statement in our Annual Report Form 10-K for the year ended August 29, 2015 for further discussion.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Share-Based Expense “EBITDAR.”

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended November 21, 2015 and November 22, 2014.

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 29, 2015	Twelve Weeks Ended November 22, 2014	Forty Weeks Ended August 29, 2015	Twelve Weeks Ended November 21, 2015	Trailing Four Quarters Ended November 21, 2015
Net income	$1,160,241	$238,310	$921,931	$258,112	$1,180,043
Add: Interest expense	150,439	37,060	113,379	35,010	148,389
Income tax expense	642,371	133,192	509,179	144,873	654,052

EBIT	1,953,051	408,562	1,544,489	437,995	1,982,484
Add: Depreciation expense	269,919	61,045	208,874	66,283	275,157
Rent expense	269,458	61,893	207,565	63,997	271,562
Share-based expense	40,995	8,804	32,191	8,656	40,847

EBITDAR	$2,533,423	$540,304	$1,993,119	$576,931	$2,570,050

Debt (2)					$4,754,101
Capital lease obligations					123,250
Add: Rent x 6 (1)					1,629,372

Adjusted debt					$6,506,723

Adjusted debt / EBITDAR					2.5

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 30, 2014	Twelve Weeks Ended November 23, 2013	Forty Weeks Ended August 30, 2014	Twelve Weeks Ended November 22, 2014	Trailing Four Quarters Ended November 22, 2014
Net income	$1,069,744	$218,087	$851,657	$238,310	$1,089,967
Add: Interest expense	167,509	42,431	125,078	37,060	162,138
Income tax expense	592,970	123,208	469,762	133,192	602,954

EBIT	1,830,223	383,726	1,446,497	408,562	1,855,059
Add: Depreciation expense	251,267	55,772	195,495	61,045	256,540
Rent expense	253,813	57,176	196,637	61,893	258,530
Share-based expense	39,390	9,252	30,138	8,804	38,942

EBITDAR	$2,374,693	$505,926	$1,868,767	$540,304	$2,409,071

Debt (2)					$4,402,488
Capital lease obligations					124,898
Add: Rent x 6 (1)					1,551,180

Adjusted debt					$6,078,566

Adjusted debt / EBITDAR					2.5

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.
(2)	Certain balance sheet reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation due to the adoption of a new accounting standard. See Note A of the Notes to Consolidated Financial Statement in our Annual Report Form 10-K for the year ended August 29, 2015 for further discussion.

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

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 29, 2015. Our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended August 29, 2015.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: credit market conditions; the impact of recessionary conditions; competition; product demand; the ability to hire and retain qualified employees; consumer debt levels; inflation; weather; raw material costs of our suppliers; energy prices; war and the prospect of war, including terrorist activity; construction delays; access to available and feasible financing; the compromising of the confidentiality, availability or integrity of information, including cyber security attacks; and changes in laws or regulations. Certain of these risks are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of our Annual Report on Form 10-K for the year ended August 29, 2015, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

At November 21, 2015, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our 2015 Annual Report to Stockholders were the $428.3 million net increase in commercial paper.

The fair value of our debt was estimated at $4.835 billion as of November 21, 2015 and $4.696 billion as of August 29, 2015, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value is greater than the carrying value of debt by $80.9 million at November 21, 2015 and $70.7 million at August 29, 2015, which reflect their face amount, adjusted for any unamortized debt issuance costs and discounts. We had $1.476 billion of variable rate debt outstanding at November 21, 2015 and $1.048 billion of variable rate debt outstanding at August 29, 2015. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $14.8 million in fiscal 2016. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $3.278 billion, net of unamortized debt issuance costs of $21.8 million, at November 21, 2015, and $3.577 billion, net of unamortized debt issuance costs of $22.7 million at August 29, 2015. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $156.3 million at November 21, 2015.

Item 4.	Controls and Procedures.

As of November 21, 2015, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 21, 2015. During or subsequent to the quarter ended November 21, 2015, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

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

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 29, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Shares of common stock repurchased by the Company during the quarter ended November 21, 2015, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
August 30, 2015 to September 26, 2015	146,210	718.14	146,210	$242,814,205
September 27, 2015 to October 24, 2015	210,783	735.11	210,783	837,864,863
October 25, 2015 to November 21, 2015	179,661	780.09	179,661	697,713,834

Total	536,654	$745.55	536,654	$697,713,834

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended on October 7, 2015 to increase the repurchase authorization to $16.4 billion from $15.65 billion and does not have an expiration date. All of the above repurchases were part of this program.

Subsequent to November 21, 2015, we have repurchased 102,658 shares of common stock at an aggregate cost of $80.0 million.

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
Charlie Pleas, III
Senior Vice President, Controller
(Principal Accounting Officer)

Dated: December 16, 2015

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