Form 10-Q
period 2016-02-13
AUTOZONE INC
filed 2016-03-22
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 13, 2016, or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value – 29,858,892 shares outstanding as of March 18, 2016.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	February 13, 2016	August 29, 2015
Assets
Current assets:
Cash and cash equivalents	$207,958	$175,309
Accounts receivable	295,792	247,872
Merchandise inventories	3,590,687	3,421,635
Other current assets	115,376	121,847
Deferred income taxes	—	3,631

Total current assets	4,209,813	3,970,294

Property and equipment:
Property and equipment	6,021,684	5,891,707
Less: Accumulated depreciation and amortization	(2,476,802)	(2,386,075)

	3,544,882	3,505,632

Goodwill	391,887	391,887
Deferred income taxes	23,575	42,615
Other long-term assets	196,257	191,921

	611,719	626,423

	$8,366,414	$8,102,349

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,912,107	$3,864,168
Accrued expenses and other	535,237	531,561
Income taxes payable	89,913	58,082
Deferred income taxes	—	259,062
Short-term borrowings	457,404	—

Total current liabilities	4,994,661	4,712,873

Long-term debt	4,387,811	4,624,876
Deferred income taxes	248,653	—
Other long-term liabilities	476,602	465,990

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 30,142 shares issued and 30,101 shares outstanding as of February 13, 2016; 32,098 shares issued and 30,659 shares outstanding as of August 29, 2015	301	321
Additional paid-in capital	953,071	938,355
Retained deficit	(2,356,468)	(1,418,738)
Accumulated other comprehensive loss	(307,849)	(249,518)
Treasury stock, at cost	(30,368)	(971,810)

Total stockholders’ deficit	(1,741,313)	(1,701,390)

	$8,366,414	$8,102,349

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands, except per share data)	February 13, 2016	February 14, 2015	February 13, 2016	February 14, 2015
Net sales	$2,257,192	$2,143,651	$4,643,235	$4,403,916
Cost of sales, including warehouse and delivery expenses	1,066,596	1,023,618	2,199,705	2,107,222

Gross profit	1,190,596	1,120,033	2,443,530	2,296,694
Operating, selling, general and administrative expenses	807,936	758,764	1,622,875	1,526,863

Operating profit	382,660	361,269	820,655	769,831
Interest expense, net	32,832	34,536	67,842	71,596

Income before income taxes	349,828	326,733	752,813	698,235
Income taxes	121,215	115,010	266,088	248,202

Net income	$228,613	$211,723	$486,725	$450,033

Weighted average shares for basic earnings per share	30,170	31,903	30,334	32,018
Effect of dilutive stock equivalents	608	637	624	633

Weighted average shares for diluted earnings per share	30,778	32,540	30,958	32,651

Basic earnings per share	$7.58	$6.64	$16.05	$14.06

Diluted earnings per share	$7.43	$6.51	$15.72	$13.78

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 13, 2016	February 14, 2015	February 13, 2016	February 14, 2015
Net income	$228,613	$211,723	$486,725	$450,033
Other comprehensive loss:
Pension liability adjustments, net of taxes (1)	1,479	1,268	2,713	2,485
Foreign currency translation adjustments	(67,723)	(40,492)	(59,936)	(58,853)
Unrealized gains (losses) on marketable securities, net of taxes (2)	148	(50)	86	(88)
Net derivative activities, net of taxes (3)	(1,358)	(161)	(1,194)	(227)

Total other comprehensive loss	(67,454)	(39,435)	(58,331)	(56,683)

Comprehensive income	$161,159	$172,288	$428,394	$393,350

(1)	Pension liability adjustments are presented net of taxes of $945 in fiscal 2016 and $795 in fiscal 2015 for the twelve weeks ended and $2,135 in fiscal 2016 and $1,642 in fiscal 2015 for the twenty-four weeks ended.
(2)	Unrealized gains (losses) on marketable securities are presented net of taxes of $79 in fiscal 2016 and $26 in fiscal 2015 for the twelve weeks ended and $46 in fiscal 2016 and $47 in fiscal 2015 for the twenty-four weeks ended.
(3)	Net derivative activities are presented net of taxes of $1,124 in fiscal 2016 and $179 in fiscal 2015 for the twelve weeks ended and $1,209 in fiscal 2016 and $215 in fiscal 2015 for the twenty-four weeks ended.

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Four Weeks Ended
(in thousands)	February 13, 2016	February 14, 2015
Cash flows from operating activities:
Net income	$486,725	$450,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	134,936	120,912
Amortization of debt origination fees	3,538	2,918
Income tax benefit from exercise of stock options	(31,864)	(28,619)
Deferred income taxes	10,093	(9,031)
Share-based compensation expense	18,547	20,200
Changes in operating assets and liabilities:
Accounts receivable	(50,087)	21,377
Merchandise inventories	(193,376)	(277,854)
Accounts payable and accrued expenses	72,158	103,922
Income taxes payable	65,222	79,774
Other, net	14,661	(7,094)

Net cash provided by operating activities	530,553	476,538

Cash flows from investing activities:
Capital expenditures	(186,591)	(186,174)
Acquisition of business, net of cash	—	(75,744)
Purchase of intangibles	(10,000)	(10,000)
Purchase of marketable securities	(67,201)	(21,679)
Proceeds from sale of marketable securities	61,982	19,595
Disposal of capital assets and other, net	1,164	2,550

Net cash used in investing activities	(200,646)	(271,452)

Cash flows from financing activities:
Net proceeds from commercial paper	518,500	604,500
Repayment of debt	(300,000)	(500,000)
Net proceeds from sale of common stock	31,425	38,110
Purchase of treasury stock	(550,057)	(325,667)
Income tax benefit from exercise of stock options	31,864	28,619
Payments of capital lease obligations	(19,769)	(18,169)
Other, net	(217)	(2,087)

Net cash used in financing activities	(288,254)	(174,694)

Effect of exchange rate changes on cash	(9,004)	(3,338)

Net increase in cash and cash equivalents	32,649	27,054
Cash and cash equivalents at beginning of period	175,309	124,485

Cash and cash equivalents at end of period	$207,958	$151,539

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

Operating results for the twelve and twenty-four weeks ended February 13, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2016. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2016 and 2015 each have 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Recently Adopted Accounting Pronouncements: In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes (Topic 740). ASU 2015-17 requires all deferred tax liabilities and assets to be presented in the balance sheet as noncurrent. The Company early adopted this standard prospectively during the quarter ended February 13, 2016. The adoption of this standard resulted in the reclassification of $3.5 million from current Deferred income tax assets in the Consolidated Balance Sheet as of February 13, 2016 to noncurrent Deferred income tax assets and $251.2 million from current Deferred income tax liabilities to noncurrent Deferred income tax liabilities. No prior periods were retrospectively adjusted.

Recently Issued Accounting Pronouncements: In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount, as if the accounting had been completed at the acquisition date. The Company does not expect the provision of ASU 2015-16 to have a material impact on its consolidated financial statements. This update will be effective for the Company beginning with its fiscal 2017 first quarter.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires that all financial assets and liabilities not accounted for under the equity method to be measured at fair value with the changes in fair value recognized in net income. The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update supersede the requirement to disclose the methods and significant assumptions used in calculating the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The Company can early adopt the provision requiring it to recognize in other comprehensive income the fair value change from instrument-specific credit risk measured using the fair value option for financial instruments. Except for this early application guidance, early adoption is not permitted. The Company is still evaluating the effects that the provision of ASU 2016-01 will have on its consolidated financial statements. This update will be effective for the Company beginning with its fiscal 2019 first quarter.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. The Company is still evaluating the effects that the provision of ASU 2016-02 will have on its consolidated financial statements. This update will be effective for the Company beginning with its fiscal 2020 first quarter.

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

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $9.9 million for the twelve week period ended February 13, 2016, and was $11.4 million for the comparable prior year period. Share-based compensation expense was $18.5 million for the twenty-four week period ended February 13, 2016, and was $20.2 million for the comparable prior year period.

During the twenty-four week period ended February 13, 2016, 149,832 stock options were exercised at a weighted average exercise price of $213.20. In the comparable prior year period, 210,976 stock options were exercised at a weighted average exercise price of $183.26.

The Company made stock option grants of 375,815 shares during the twenty-four week period ended February 13, 2016, and granted options to purchase 328,060 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the twenty-four week periods ended February 13, 2016, and February 14, 2015, using the Black-Scholes-Merton multiple-option pricing valuation model, was $156.19 and $106.17 per share, respectively, using the following weighted average key assumptions:

	Twenty-Four Weeks Ended
	February 13, 2016	February 14, 2015
Expected price volatility	18%	20%
Risk-free interest rate	1.5%	1.4%
Weighted average expected lives (in years)	5.7	5.1
Forfeiture rate	10%	9%
Dividend yield	0%	0%

See AutoZone’s Annual Report on Form 10-K for the year ended August 29, 2015, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s 2011 Equity Incentive Award Plan, the 2011 Director Compensation Program and the 2014 Director Compensation Plan.

For the twelve week period ended February 13, 2016, 24,570 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 600 anti-dilutive shares were excluded from the dilutive earnings per share computation. There were 24,570 anti-dilutive shares excluded from the diluted earnings per share computation for the twenty-four week period ended February 13, 2016, and 600 anti-dilutive shares excluded for the comparable prior year period.

During the second quarter of fiscal 2016, the Company’s stockholders approved the Amended and Restated AutoZone, Inc. 2011 Equity Incentive Award Plan (the “Amended 2011 Equity Plan”). The Amended 2011 Equity Plan imposes a maximum limit on the compensation, measured as the sum of any cash compensation and the aggregate grant date fair value of awards granted under the Amended 2011 Equity Plan, which may be paid to non-employee directors for such service during any calendar year. The Amended 2011 Equity Plan also applies a ten-year term on the Amended 2011 Equity Plan through December 16, 2025 and extends the Company’s ability to grant incentive stock options through October 7, 2025.

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	February 13, 2016
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$2,052	$349	$—	$2,401
Other long-term assets	72,178	19,199	—	91,377

	$74,230	$19,548	$—	$93,778

	August 29, 2015
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$8,790	$—	$—	$8,790
Other long-term assets	63,342	16,295	—	79,637

	$72,132	$16,295	$—	$88,427

At February 13, 2016, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheet consisted of short-term marketable securities of $2.4 million, which are included within Other current assets, and long-term marketable securities of $91.4 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable securities, by asset class, are described in “Note D – Marketable Securities.”

Non-Financial Assets measured at Fair Value on a Non-Recurring Basis

Non-financial assets are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. The assets could include assets acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. During the twenty-four week periods ended February 13, 2016, and February 14, 2015, the Company did not have any significant non-financial assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

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

Note D – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	February 13, 2016
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$45,765	$78	$(90)	$45,753
Government bonds	26,371	80	—	26,451
Mortgage-backed securities	8,115	29	(24)	8,120
Asset-backed securities and other	13,435	22	(3)	13,454

	$93,686	$209	$(117)	$93,778

	August 29, 2015
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$34,859	$51	$(40)	$34,870
Government bonds	33,098	31	(7)	33,122
Mortgage-backed securities	9,287	17	(99)	9,205
Asset-backed securities and other	11,223	9	(2)	11,230

	$88,467	$108	$(148)	$88,427

The debt securities held at February 13, 2016 had effective maturities ranging from less than one year to approximately three years. The Company did not realize any material gains or losses on its marketable securities during the twenty-four week period ended February 13, 2016.

The Company holds 58 securities that are in an unrealized loss position of approximately $117 thousand at February 13, 2016. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.

Included above in total marketable securities are $61.3 million of marketable securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note E – Derivative Financial Instruments

At February 13, 2016, the Company had $10.7 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week period ended February 13, 2016, the Company reclassified $447 thousand of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $42 thousand of net losses from Accumulated other comprehensive loss to Interest expense. During the twenty-four week period ended February 13, 2016, the Company reclassified $696 thousand of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $84 thousand of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $1.9 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note F – Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Merchandise inventories include related purchasing, storage, and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method for domestic inventories and the first-in, first-out (“FIFO”) method for Mexico and Brazil inventories. Due to price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is not to write up inventory in excess of replacement cost, which is based on average cost. The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $345.6 million at February 13, 2016 and $332.6 million at August 29, 2015.

Note G – Pension and Savings Plans

The components of net periodic pension expense related to the Company’s pension plans consisted of the following:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 13, 2016	February 14, 2015	February 13, 2016	February 14, 2015
Interest cost	$2,601	$2,847	$5,202	$5,694
Expected return on plan assets	(3,810)	(3,757)	(7,620)	(7,514)
Amortization of net loss	2,424	2,063	4,848	4,127

Net periodic pension expense	$1,215	$1,153	$2,430	$2,307

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the twenty-four week period ended February 13, 2016, the Company made contributions to its funded plan in the amount of $3.0 million. The Company expects to contribute approximately $13.0 million to the plan during the remainder of fiscal 2016; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

During the twenty-four week period ended February 13, 2016, the Company changed the method used to estimate the interest cost component of Net periodic pension expense. Previously, the Company estimated interest cost using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The Company has elected to utilize a spot rate approach by applying specific spot rates along the yield curve to calculate interest costs instead of a single weighted-average discount rate. This calculation is believed to be more refined under the applicable accounting standard. The impact of this change to Net periodic pension expense is a reduction of $823 thousand in the twenty-four week period ended February 13, 2016. Based on current economic conditions, the interest cost for pension plans will be reduced by approximately $1.8 million in fiscal 2016 as a result of the change. The Company has accounted for this change as a change in accounting estimate and therefore has accounted for it prospectively.

Note H – Financing

The Company’s long-term debt consisted of the following:

(in thousands)	February 13, 2016	August 29, 2015
5.500% Senior Notes due November 2015, effective interest rate of 4.86%	$—	$300,000
6.950% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
1.300% Senior Notes due January 2017, effective interest rate of 1.43%	400,000	400,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
2.500% Senior Notes due April 2021, effective interest rate of 3.85%	250,000	250,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
Commercial paper, weighted average interest rate of 0.73% and 0.45% at February 13, 2016 and August 29, 2015, respectively	1,566,100	1,047,600

Total debt	4,866,100	4,647,600
Less: Short-term borrowings	457,404	—

Long-term debt before discounts and debt issuance costs	4,408,696	4,647,600
Less: Discounts and debt issuance costs	20,885	22,724

Long-term debt	$4,387,811	$4,624,876

As of February 13, 2016, $1.566 billion of commercial paper borrowings and $142.6 million of the 6.950% Senior Notes due June 2016 are classified as long-term in the accompanying Consolidated Balance Sheets as the Company has the ability and intent to refinance on a long-term basis through available capacity in its revolving credit facilities. As of February 13, 2016, the Company had $1.709 billion of availability under its $1.750 billion revolving credit facilities, which would allow it to replace these short-term obligations with long-term financing facilities.

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

As of February 13, 2016, the Company had no outstanding borrowings under each of the revolving credit facilities and $3.3 million of outstanding letters of credit under the Multi-Year Credit Agreement.

The fair value of the Company’s debt was estimated at $4.949 billion as of February 13, 2016 and $4.696 billion as of August 29, 2015, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $103.5 million at February 13, 2016 and $70.7 million at August 29, 2015, which reflect their face amount, adjusted for any unamortized debt issuance costs and discounts.

Note I – Stock Repurchase Program

From January 1, 1998 to February 13, 2016 the Company has repurchased a total of 139.6 million shares at an aggregate cost of $15.852 billion, including 733,721 shares of its common stock at an aggregate cost of $550.1 million during the twenty-four week period ended February 13, 2016. On October 7, 2015 the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $15.65 billion to $16.4 billion. Considering the cumulative repurchases as of February 13, 2016, the Company had $547.8 million remaining under the Board’s authorization to repurchase its common stock.

On March 22, 2016, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $16.4 billion to $17.15 billion. Subsequent to February 13, 2016, the Company has repurchased 334,019 shares of its common stock at an aggregate cost of $254.3 million. Considering the cumulative repurchases and the increase in authorization subsequent to February 13, 2016, the Company has $1.043 billion remaining under the Board’s authorization to repurchase its common stock.

During the twenty-four week period ended February 13, 2016, the Company retired 2.1 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1.424 billion and decreased Additional paid-in capital by $67.0 million. During the comparable prior year period, the Company retired 2.1 million shares of treasury stock, which increased Retained deficit by $1.050 billion and decreased Additional paid-in capital by $57.4 million.

Note J – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss for the twelve week periods ended February 13, 2016 and February 14, 2015 consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at November 21, 2015	$(69,561)	$(163,701)	$(88)		$(7,045)	$(240,395)
Other comprehensive (loss) income before reclassifications	—	(67,723)	167		(1,640)	(69,196)
Amounts reclassified from Accumulated other comprehensive loss (1)	1,479 (2)	—	(19	)(4)	282 (5)	1,742

Balance at February 13, 2016	$(68,082)	$(231,424)	$60		$(8,403)	$(307,849)

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at November 22, 2014	$(62,603)	$(76,197)	$38		$(7,389)	$(146,151)
Other comprehensive loss before reclassifications	—	(40,492)	(30)		(186)	(40,708)
Amounts reclassified from Accumulated other comprehensive loss (1)	1,268 (2)	—	(20	)(4)	25 (5)	1,273

Balance at February 14, 2015	$(61,335)	$(116,689)	$(12)		$(7,550)	$(185,586)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $945 for the twelve weeks ended February 13, 2016 and $795 for the twelve weeks ended February 14, 2015, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.

(4)	Represents realized losses on marketable securities, net of taxes of $11 for the twelve weeks ended February 13, 2016 and $11 for the twelve weeks ended February 14, 2015, which is recorded in Operating, selling, general, and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $165 for the twelve weeks ended February 13, 2016 and $17 for the twelve weeks ended February 14, 2015, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Changes in Accumulated other comprehensive loss for the twenty-four week periods ended February 13, 2016 and February 14, 2015, consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at August 29, 2015	$(70,795)	$(171,488)	$(26)		$(7,209)	$(249,518)
Other comprehensive (loss) income before reclassifications	—	(59,936)	93		(1,640)	(61,483)
Amounts reclassified from Accumulated other comprehensive loss (1)	2,713 (2)	—	(7	)(4)	446 (5)	3,152

Balance at February 13, 2016	$(68,082)	$(231,424)	$60		$(8,403)	$(307,849)

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at August 30, 2014	$(63,820)	$(57,836)	$76		$(7,323)	$(128,903)
Other comprehensive loss before reclassifications	—	(58,853)	(72)		(277)	(59,202)
Amounts reclassified from Accumulated other comprehensive loss (1)	2,485 (2)	—	(16	)(4)	50 (5)	2,519

Balance at February 14, 2015	$(61,335)	$(116,689)	$(12)		$(7,550)	$(185,586)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $2,135 in fiscal 2016 and $1,642 in fiscal 2015, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized losses on marketable securities, net of taxes of $4 in fiscal 2016 and $9 in fiscal 2015, which is recorded in Operating, selling, general, and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $250 in fiscal 2016 and $34 is fiscal 2015, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Note K – Goodwill and Intangibles

As of February 13, 2016, there were no changes to the carrying amount of goodwill as described in our Annual Report on Form 10-K for the year ended August 29, 2015.

The carrying amounts of intangible assets are included in Other long-term assets as follows:

(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Technology	3-5 years	$10,570	$(6,787)	$3,783
Noncompete agreements	5 years	1,300	(823)	477
Customer relationships	3-10 years	49,676	(15,144)	34,532

		$61,546	$(22,754)	38,792

Non-amortizing intangible asset:
Trade name				26,900

Total intangible assets other than goodwill				$65,692

Amortization expense of intangible assets for the twelve and twenty-four week period ended February 13, 2016 was $2.0 million and $4.0 million, respectively. Amortization expense of intangible assets for the twelve and twenty-four week periods ended February 14, 2015 was $2.1 million and $4.1 million, respectively.

During the twenty-four week period ended February 13, 2016 and the comparable prior year period, the Company made an installment payment for $10 million related to certain customer relationships purchased during fiscal 2014 relating to its ALLDATA operations.

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

The Auto Parts Locations segment is a retailer and distributor of automotive parts and accessories through the Company’s 5,676 locations in the United States, Puerto Rico, Mexico, and Brazil. Each location carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 13, 2016	February 14, 2015	February 13, 2016	February 14, 2015
Net Sales
Auto Parts Locations	$2,170,986	$2,059,711	$4,475,305	$4,241,243
Other	86,206	83,940	167,930	162,673

Total	$2,257,192	$2,143,651	$4,643,235	$4,403,916

Segment Profit
Auto Parts Locations	$1,144,969	$1,075,078	$2,353,358	$2,207,413
Other	45,627	44,955	90,172	89,281

Gross profit	1,190,596	1,120,033	2,443,530	2,296,694
Operating, selling, general and administrative expenses	(807,936)	(758,764)	(1,622,875)	(1,526,863)
Interest expense, net	(32,832)	(34,536)	(67,842)	(71,596)

Income before income taxes	$349,828	$326,733	$752,813	$698,235

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of February 13, 2016, the related condensed consolidated statements of income for the twelve and twenty-four week periods ended February 13, 2016 and February 14, 2015, the condensed consolidated statements of comprehensive income for the twelve and twenty-four week periods ended February 13, 2016 and February 14, 2015, and the condensed consolidated statements of cash flows for the twenty-four week periods ended February 13, 2016 and February 14, 2015. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AutoZone, Inc. as of August 29, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for the year then ended, not presented herein, and, in our report dated October 26, 2015 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 29, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

March 22, 2016

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at February 13, 2016 operated 5,193 AutoZone stores in the United States, including Puerto Rico; 451 in Mexico; eight in Brazil; and 24 Interamerican Motor Corporation (“IMC”) branches. Each AutoZone store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At February 13, 2016 in 4,228 of our domestic AutoZone stores, we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in select AutoZone stores in Mexico and Brazil. IMC branches carry an extensive line of original equipment quality import replacement parts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and accessories and performance parts through www.autoanything.com, and our commercial customers can make purchases through www.autozonepro.com and www.imcparts.net. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve and twenty-four weeks ended February 13, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2016. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2015 and fiscal 2016 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales were up 5.3% for the quarter driven by domestic same store sales (sales from stores open at least one year) growth of 3.6% and net sales of $37.0 million from new stores. Earnings per share increased 14.2% for the quarter.

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

One macroeconomic factor affecting our customers and industry during the second quarter of fiscal 2016 was gas prices. During the quarter, the price per gallon of unleaded gasoline in the United States began the quarter at $2.09 per gallon and ended the quarter at $1.72 per gallon, a $0.37 decrease. During the comparable prior year period, gas prices decreased by $0.55 per gallon, beginning at $2.82 per gallon and ending at $2.27 per gallon. We believe reduced gas prices gave our customers additional disposable income. With approximately 11 billion gallons of unleaded gas consumed each month across the U.S., each $1 decrease at the pump contributes approximately $11 billion of additional spending capacity to consumers each month. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

An additional macroeconomic factor affecting our customers during the second quarter of fiscal 2016 was the processing of income tax refunds. In recent years, we have experienced growth in our sales concurrent with the U.S. tax refund season. We believe that our most economically challenged customers use their refunds to make repairs and enhancements to their vehicles that have been deferred. Each year, the exact timing of tax refunds shifts and those shifts occur at the end of our second fiscal quarter or at the beginning of our third fiscal quarter. During the second quarter of fiscal 2016, tax refunds, in total, were generally comparable to the second quarter of fiscal 2015 despite flowing in very late in the quarter from a timing perspective.

During the second quarter of fiscal 2016, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 85% of total sales, with failure related categories continuing to be our largest set of categories. While we have not experienced any fundamental shifts in our category sales mix as compared to previous years, in our domestic stores we did experience an increase in the mix of sales of the failure category and a slight increase in the discretionary category as compared to last year. We believe the improvement in these sales categories was driven by somewhat more conducive weather patterns this year, improved merchandise assortments due to the products we have added over the last year and lower gas prices. Our sales mix can be impacted by severe or unusual weather over a short term period. Over the long term, we believe the impact of the weather on our sales mix is not significant.

Our primary response to fluctuations in the demand for the products we sell is to adjust our advertising message, store staffing, and product assortment. In recent years, we initiated a variety of strategic tests focused on increasing inventory availability in our domestic stores. As part of those tests, we closely studied our hub distribution model, store inventory levels and product assortment, which led to strategic tests on increased frequency of delivery to our domestic stores and significantly expanding parts and assortment in select domestic stores we call mega hubs. During fiscal 2015, we concluded our tests on these specific new concepts and have plans to continue to roll out these strategic initiatives in fiscal 2016 and beyond. During the first two quarters of fiscal 2016, we continued the implementation of more frequent deliveries from our distribution centers to additional domestic stores and the execution of our mega hub strategy. We expect to continue this effort throughout fiscal 2016.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. The average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. Since the beginning of fiscal 2016 and through December 2015 (latest publicly available information), miles driven increased at an accelerated rate compared to the same period last year.

Twelve Weeks Ended February 13, 2016

Compared with Twelve Weeks Ended February 14, 2015

Net sales for the twelve weeks ended February 13, 2016 increased $113.5 million to $2.257 billion, or 5.3%, over net sales of $2.144 billion for the comparable prior year period. Total auto parts sales increased by 5.4%, primarily driven by domestic same store sales and net sales of $37.0 million from new stores.

Gross profit for the twelve weeks ended February 13, 2016 was $1.191 billion, or 52.7% of net sales, compared with $1.120 billion, or 52.2% of net sales, during the comparable prior year period. The improvement in gross margin was attributable to higher merchandise margins, partially offset by higher supply chain costs associated with current year inventory initiatives (-21 basis points).

Operating, selling, general and administrative expenses for the twelve weeks ended February 13, 2016 were $807.9 million, or 35.8% of net sales, compared with $758.8 million, or 35.4% of net sales, during the comparable prior year period. The increase in operating expenses, as a percentage of sales, was due to a favorable credit card litigation settlement recognized during last year’s quarter (-25 basis points) and higher domestic store payroll (-13 basis points).

Net interest expense for the twelve weeks ended February 13, 2016 was $32.8 million compared with $34.5 million during the comparable prior year period. The decrease was primarily due to a decline in borrowing rates, partially offset by higher borrowing levels over the comparable year period. Average borrowings for the twelve weeks ended February 13, 2016 were $4.886 billion, compared with $4.494 billion for the comparable prior year period. Weighted average borrowing rates were 2.7% for the twelve weeks ended February 13, 2016 and 2.9% for the twelve weeks ended February 14, 2015.

Our effective income tax rate was 34.7% of pretax income for the twelve weeks ended February 13, 2016 and 35.2% for the comparable prior year period.

Net income for the twelve week period ended February 13, 2016 increased by $16.9 million to $228.6 million, and diluted earnings per share increased by 14.2% to $7.43 from $6.51 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.42.

Twenty-Four Weeks Ended February 13, 2016

Compared with Twenty-Four Weeks Ended February 14, 2015

Net sales for the twenty-four weeks ended February 13, 2016 increased $239.3 million to $4.643 billion, or 5.4%, over net sales of $4.404 billion for the comparable prior year period. Total auto parts sales increased by 5.5%, primarily driven by domestic same store sales and net sales of $76.4 million from new stores.

Gross profit for the twenty-four weeks ended February 13, 2016 was $2.444 billion, or 52.6% of net sales, compared with $2.297 billion, or 52.2% of net sales, during the comparable prior year period. The improvement in gross margin was attributable to higher merchandise margins, partially offset by higher supply chain costs associated with current year inventory initiatives (-30 basis points).

Operating, selling, general and administrative expenses for the twenty-four weeks ended February 13, 2016 were $1.623 billion, or 35.0% of net sales, compared with $1.527 billion, or 34.7% of net sales, during the comparable prior year period. The increase in operating expenses, as a percentage of sales, was due to higher domestic store payroll (-17 basis points) and a favorable credit card litigation settlement recognized in the prior year period (-12 basis points).

Net interest expense for the twenty-four weeks ended February 13, 2016 was $67.8 million compared with $71.6 million during the comparable prior year period. The decrease was primarily due to a decline in borrowing rates, partially offset by higher borrowing levels over the comparable prior year period. Average borrowings for the twenty-four weeks ended February 13, 2016 were $4.770 billion, compared with $4.418 billion for the comparable prior year period. Weighted average borrowing rates were 2.8% for the twenty-four weeks ended February 13, 2016 and 3.2% for the twenty-four weeks ended February 14, 2015.

Our effective income tax rate was 35.3% of pretax income for the twenty-four weeks ended February 13, 2016 and 35.5% for the comparable prior year period.

Net income for the twenty-four week period ended February 13, 2016 increased by $36.7 million to $486.7 million, and diluted earnings per share increased by 14.1% to $15.72 from $13.78 in the comparable prior year period. The impact on year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.82.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the twenty-four weeks ended February 13, 2016 our net cash flows from operating activities provided $530.6 million as compared with $476.5 million provided during the comparable prior year period. The increase is primarily due to the change in inventory, net of payables and increased net income, partially offset by the timing of vendor funding payments.

Our net cash flows used in investing activities for the twenty-four weeks ended February 13, 2016 was $200.6 million as compared with $271.5 million in the comparable prior year period. Capital expenditures for the twenty-four weeks ended February 13, 2016 were $186.6 million compared to $186.2 million for the comparable prior year period. During the twenty-four week period ended February 13, 2016, we opened 67 net new locations. In the comparable prior year period, we opened 68 net new locations. There were no acquisitions in the twenty-four week period ended February 13, 2016. Cash flows used in the acquisition of IMC were $75.7 million for the twenty-four week period ended February 14, 2015. Cash flows were also used in the purchase of other intangibles for $10 million during the twenty-four week period ended February 13, 2016 and the comparable prior year period. Investing cash flows were also impacted by our wholly owned captive, which purchased $67.2 million and sold $62.0 million in marketable securities during the twenty-four weeks ended February 13, 2016. During the comparable prior year period, the captive purchased $21.7 million in marketable securities and sold $19.6 million in marketable securities.

Our net cash flows used in financing activities for the twenty-four weeks ended February 13, 2016 was $288.3 million compared to $174.7 million in the comparable prior year period. During the twenty-four weeks ended February 13, 2016 and the comparable year period, we received no proceeds from the issuance of debt. During the twenty-four week period ended February 13, 2016 we repaid our $300 million 5.500% Senior Notes due in November 2015 using commercial paper borrowings. During the comparable prior year period, we repaid our $500 million of Senior Notes due in January 2015 using commercial paper borrowings. For the twenty-four week period ended February 13, 2016 there were $518.5 million in net proceeds from commercial paper, as compared to $604.5 million in net proceeds from commercial paper in the comparable year period. Stock repurchases were $550.1 million in the current twenty-four week period as compared with $325.7 million in the comparable prior year period. For the twenty-four weeks ended February 13, 2016, proceeds from the sale of common stock and exercises of stock options provided $63.3 million, including $31.9 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $66.7 million, including $28.6 million in related tax benefits.

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

In addition to the building and land costs, our new locations require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. In recent years, we initiated a variety of strategic tests focused on increasing inventory availability, which increased our inventory per location. Many of our vendors have supported our initiative to update our product assortments by providing extended payment terms. These extended payment terms have allowed us to continue our high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 109.0% compared to 107.5% last year. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate.

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

For the trailing four quarters ended February 13, 2016, our after-tax return on invested capital (“ROIC”) was 31.0% as compared to 31.3% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). ROIC decreased primarily due to the increase in average debt, along with the impact of recent investments in the business. Currently, these investments are diluting our return metrics. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance.

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

As of February 13, 2016, we had no outstanding borrowings under each of the revolving credit facilities and $3.3 million of outstanding letters of credit under the Multi-Year Credit Agreement.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the revolving credit facility. As of February 13, 2016, we have $100.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2016.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $3.0 million in letters of credit outstanding as of February 13, 2016. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of February 13, 2016, $1.566 billion of commercial paper borrowings and $142.6 million of the 6.950% Senior Notes due June 2016 are classified as long-term in the Consolidated Balance Sheets as we have the ability and intent to refinance on a long-term basis through available capacity in our revolving credit facilities. As of February 13, 2016, we had $1.709 billion of availability under our $1.750 billion revolving credit facilities, which would allow us to replace these short-term obligations with long-term financing.

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

The 5.750% Senior Notes issued in July 2009 and the 7.125% Senior Notes issued during August 2008 (collectively, the “Notes”), are subject to an interest rate adjustment if the debt ratings assigned to the Notes are downgraded. Further, all senior notes issued since August 2008 contain a provision that repayment of the notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of February 13, 2016, we were in compliance with all covenants and expect to remain in compliance with all covenants.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.5:1 as of February 13, 2016, and was 2.5:1 as of February 14, 2015. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels.

Stock Repurchases

From January 1, 1998 to February 13, 2016, we have repurchased a total 139.6 million shares at an aggregate cost of $15.852 billion, including 733,721 shares of our common stock at an aggregate cost of $550.1 million during the twenty-four week period ended February 13, 2016. On October 7, 2015 the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $15.65 billion to $16.4 billion. Considering cumulative repurchases as of February 13, 2016, we have $547.8 million remaining under the Board’s authorization to repurchase our common stock.

On March 22, 2016, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $16.4 billion to $17.15 billion. Subsequent to February 13, 2016, we have repurchased 334,019 shares of its common stock at an aggregate cost of $254.3 million. Considering the cumulative repurchases and the increase in authorization subsequent to February 13, 2016, we have $1.043 billion remaining under the Board’s authorization to repurchase its common stock.

During the twenty-four week period ended February 13, 2016, we retired 2.1 million shares of treasury stock which had previously been repurchased under our share repurchase program. The retirement increased Retained deficit by $1.424 billion and decreased Additional paid-in capital by $67.0 million. During the comparable prior year period, we retired 2.1 million shares of treasury stock, which increased Retained deficit by $1.050 billion and decreased Additional paid-in capital by $57.4 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at February 13, 2016, was $106.3 million compared with $106.7 million at August 29, 2015, and our total surety bonds commitment at February 13, 2016, was $34.3 million compared with $31.1 million at August 29, 2015.

Financial Commitments

As of February 13, 2016, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 29, 2015.

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

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital “ROIC”

The following tables calculate the percentages of ROIC for the trailing four quarters ended February 13, 2016 and February 14, 2015.

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 29, 2015	Twenty-Four Weeks Ended February 14, 2015	Twenty-Eight Weeks Ended August 29, 2015	Twenty-Four Weeks Ended February 13, 2016	Trailing Four Quarters Ended February 13, 2016
Net income	$1,160,241	$450,033	$710,208	$486,725	$1,196,933
Adjustments:
Interest expense	150,439	71,596	78,843	67,842	146,685
Rent expense	269,458	124,551	144,907	128,897	273,804
Tax effect (1)	(149,483)	(69,828)	(79,655)	(70,039)	(149,694)

After-tax return	$1,430,655	$576,352	$854,303	$613,425	$1,467,728

Average debt (2)(6)					$4,632,858
Average deficit (3)					(1,666,550)
Rent x 6 (4)					1,642,824
Average capital lease obligations (5)					127,339

Pre-tax invested capital					$4,736,471

ROIC					31.0%

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 30, 2014	Twenty-Four Weeks Ended February 15, 2014	Twenty-Eight Weeks Ended August 30, 2014	Twenty-Four Weeks Ended February 14, 2015	Trailing Four Quarters Ended February 14, 2015
Net income	$1,069,744	$410,917	$658,827	$450,033	$1,108,860
Adjustments:
Interest expense	167,509	81,921	85,588	71,596	157,184
Rent expense	253,813	115,505	138,308	124,551	262,859
Tax effect (1)	(149,991)	(70,284)	(79,707)	(69,828)	(149,535)

After-tax return	$1,341,075	$538,059	$803,016	$576,352	$1,379,368

Average debt (2)(6)					$4,362,118
Average deficit (3)					(1,654,368)
Rent x 6 (4)					1,577,154
Average capital lease obligations (5)					116,747

Pre-tax invested capital					$4,401,651

ROIC					31.3%

(1)	The effective tax rate was 35.6% over the trailing four quarters ended February 13, 2016 and February 14, 2015.
(2)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(3)	Average equity is equal to the average of our stockholders’ deficit measured as of the previous five quarters.
(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(5)	Average capital lease obligations are equal to the average of our capital lease obligations measured as of the previous five quarters.
(6)	Certain balance sheet reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation due to the adoption of a new accounting standard. See Note A of the Notes to Consolidated Financial Statement in our Annual Report Form 10-K for the year ended August 29, 2015 for further discussion.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Share-Based Expense “EBITDAR”

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended February 13, 2016 and February 14, 2015.

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 29, 2015	Twenty-Four Weeks Ended February 14, 2015	Twenty-Eight Weeks Ended August 29, 2015	Twenty-Four Weeks Ended February 13, 2016	Trailing Four Quarters Ended February 13, 2016
Net income	$1,160,241	$450,033	$710,208	$486,725	$1,196,933
Add: Interest expense	150,439	71,596	78,843	67,842	146,685
Income tax expense	642,371	248,202	394,169	266,088	660,257

EBIT	1,953,051	769,831	1,183,220	820,655	2,003,875
Add: Depreciation expense	269,919	120,912	149,007	134,936	283,943
Rent expense	269,458	124,551	144,907	128,897	273,804
Share-based expense	40,995	20,200	20,795	18,547	39,342

EBITDAR	$2,533,423	$1,035,494	$1,497,929	$1,103,035	$2,600,964

Debt (2)					$4,845,215
Capital lease obligations					127,468
Add: Rent x 6 (1)					1,642,824

Adjusted debt					$6,615,507

Adjusted debt / EBITDAR					2.5

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 30, 2014	Twenty-Four Weeks Ended February 15, 2014	Twenty-Eight Weeks Ended August 30, 2014	Twenty-Four Weeks Ended February 14, 2015	Trailing Four Quarters Ended February 14, 2015
Net income	$1,069,744	$410,917	$658,827	$450,033	$1,108,860
Add: Interest expense	167,509	81,921	85,588	71,596	157,184
Income tax expense	592,970	228,232	364,738	248,202	612,940

EBIT	1,830,223	721,070	1,109,153	769,831	1,878,984
Add: Depreciation expense	251,267	114,154	137,113	120,912	258,025
Rent expense	253,813	115,505	138,308	124,551	262,859
Share-based expense	39,390	20,716	18,674	20,200	38,874

EBITDAR	$2,374,693	$971,445	$1,403,248	$1,035,494	$2,438,742

Debt (2)					$4,429,765
Capital lease obligations					125,795
Add: Rent x 6 (1)					1,577,154

Adjusted debt					$6,132,714

Adjusted debt / EBITDAR					2.5

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.
(2)	Certain balance sheet reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation due to the adoption of a new accounting standard. See Note A of the Notes to Consolidated Financial Statement in our Annual Report Form 10-K for the year ended August 29, 2015 for further discussion.

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

At February 13, 2016, the only material change to our instruments and positions that are sensitive to market risk since the disclosures in our 2015 Annual Report to Stockholders was the $518.5 million net increase in commercial paper.

The fair value of our debt was estimated at $4.949 billion as of February 13, 2016 and $4.696 billion as of August 29, 2015, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value is greater than the carrying value of debt by $103.5 million at February 13, 2016 and $70.7 million at August 29, 2015. We had $1.566 billion of variable rate debt outstanding at February 13, 2016 and $1.048 billion of variable rate debt outstanding at August 29, 2015. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $15.7 million in fiscal 2016. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $3.279 billion, net of unamortized debt issuance costs of $20.9 million at February 13, 2016 and $3.577 billion, net of unamortized debt issuance costs of $22.7 million at August 29, 2015. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $150.0 million at February 13, 2016.

Item 4.	Controls and Procedures.

As of February 13, 2016, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 13, 2016. During or subsequent to the quarter ended February 13, 2016, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

Item 4T.	Controls and Procedures.

Not applicable.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In 2004, we acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, we voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. We have conducted and paid for (at an immaterial cost to us) remediation of contamination on the property. We have also voluntarily investigated and addressed potential vapor intrusion impacts in downgradient residences and businesses. The New Jersey Department of Environmental Protection (“NJDEP”) has asserted, in a Directive and Notice to Insurers dated February 19, 2013 and again in an Amended Directive and Notice to Insurers dated January 13, 2014 (collectively the “Directives”), that we are liable for the downgradient impacts under a joint and severable liability theory. By letter dated April 23, 2015, NJDEP has demanded payment from us, and other parties, in the amount of approximately $296 thousand for costs incurred by NJDEP in connection with contamination downgradient of the property. By letter dated January 29, 2016, we were informed that NJDEP has filed a lien against the property in connection with approximately $355 thousand in costs incurred by NJDEP in connection with contamination downgradient of the property. We have contested, and will continue to contest, any such assertions due to the existence of other entities/sources of contamination, some of which are named in the Directives and the April 23, 2015 Demand, in the area of the property. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, we believe we should be eligible to be reimbursed up to 75 percent of qualified remediation costs by the State of New Jersey. We have asked the state for clarification that the agreement applies to off-site work, and the state is considering the request. Although the aggregate amount of additional costs that we may incur pursuant to the remediation cannot currently be ascertained, we do not currently believe that fulfillment of our obligations under the agreement or otherwise will result in costs that are material to our financial condition, results of operations or cash flow.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Shares of common stock repurchased by the Company during the quarter ended February 13, 2016, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
November 22, 2015 to December 19, 2015	115,858	$776.45	115,858	$607,755,692
December 20, 2015 to January 16, 2016	81,209	738.82	81,209	547,756,840
January 17, 2016 to February 13, 2016	—	—	—	547,756,840

Total	197,067	$760.94	197,067	$547,756,840

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended on March 22, 2016 to increase the repurchase authorization to $17.15 billion from $16.4 billion and does not have an expiration date. All of the above repurchases were part of this program.

Subsequent to February 13, 2016, we have repurchased 334,019 shares of our common stock at an aggregate cost of $254.3 million. Considering the increase in authorization and cumulative repurchases subsequent to February 13, 2016, the Company has $1.043 billion remaining under the Board’s authorization to repurchase its common stock.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Sixth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated October 7, 2015.

*10.1	Amended and Restated AutoZone, Inc. 2011 Equity Incentive Award Plan dated December 16, 2015. Incorporated by reference to the Current Report on Form 8-K dated December 17, 2015.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.

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
Charlie Pleas, III
Senior Vice President, Controller
(Principal Accounting Officer)

Dated: March 22, 2016

EXHIBIT INDEX

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Sixth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated October 7, 2015.

*10.1	Amended and Restated AutoZone, Inc. 2011 Equity Incentive Award Plan dated December 16, 2015. Incorporated by reference to the Current Report on Form 8-K dated December 17, 2015.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.