Form 10-Q
period 2016-05-07
AUTOZONE INC
filed 2016-06-15
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 7, 2016, or

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

Common Stock, $.01 Par Value – 29,232,031 shares outstanding as of June 10, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	May 7, 2016	August 29, 2015
Assets
Current assets:
Cash and cash equivalents	$213,380	$175,309
Accounts receivable	294,529	247,872
Merchandise inventories	3,597,251	3,421,635
Other current assets	120,326	121,847
Deferred income taxes	—	3,631

Total current assets	4,225,486	3,970,294
Property and equipment:
Property and equipment	6,157,061	5,891,707
Less: Accumulated depreciation and amortization	(2,537,756)	(2,386,075)

	3,619,305	3,505,632
Goodwill	391,887	391,887
Deferred income taxes	30,936	42,615
Other long-term assets	196,491	191,921

	619,314	626,423

	$8,464,105	$8,102,349

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,991,030	$3,864,168
Accrued expenses and other	527,432	531,561
Income taxes payable	129,127	58,082
Deferred income taxes	—	259,062

Total current liabilities	4,647,589	4,712,873
Long-term debt	4,953,697	4,624,876
Deferred income taxes	245,296	—
Other long-term liabilities	480,805	465,990
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 30,229 shares issued and 29,501 shares outstanding as of May 7, 2016; 32,098 shares issued and 30,659 shares outstanding as of August 29, 2015	302	321
Additional paid-in capital	998,382	938,355
Retained deficit	(2,028,953)	(1,418,738)
Accumulated other comprehensive loss	(269,977)	(249,518)
Treasury stock, at cost	(563,036)	(971,810)

Total stockholders’ deficit	(1,863,282)	(1,701,390)

	$8,464,105	$8,102,349

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands, except per share data)	May 7, 2016	May 9, 2015	May 7, 2016	May 9, 2015
Net sales	$2,593,672	$2,493,021	$7,236,907	$6,896,936
Cost of sales, including warehouse and delivery expenses	1,223,214	1,190,232	3,422,919	3,297,453

Gross profit	1,370,458	1,302,789	3,813,988	3,599,483
Operating, selling, general and administrative expenses	834,084	788,840	2,456,959	2,315,704

Operating profit	536,374	513,949	1,357,029	1,283,779
Interest expense, net	34,051	31,779	101,893	103,374

Income before income taxes	502,323	482,170	1,255,136	1,180,405
Income taxes	174,808	173,099	440,897	421,301

Net income	$327,515	$309,071	$814,239	$759,104

Weighted average shares for basic earnings per share	29,809	31,643	30,159	31,893
Effect of dilutive stock equivalents	596	658	614	641

Weighted average shares for diluted earnings per share	30,405	32,301	30,773	32,534

Basic earnings per share	$10.99	$9.77	$27.00	$23.80

Diluted earnings per share	$10.77	$9.57	$26.46	$23.33

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands)	May 7, 2016	May 9, 2015	May 7, 2016	May 9, 2015
Net income	$327,515	$309,071	$814,239	$759,104
Other comprehensive loss:
Pension liability adjustments, net of taxes (1)	1,479	1,256	4,192	3,741
Foreign currency translation adjustments	36,000	(13,285)	(23,936)	(72,138)
Unrealized gains on marketable securities, net of taxes (2)	159	129	245	41
Net derivative activities, net of taxes (3)	234	304	(960)	77

Total other comprehensive loss	37,872	(11,596)	(20,459)	(68,279)

Comprehensive income	$365,387	$297,475	$793,780	$690,825

(1)	Pension liability adjustments are presented net of taxes of $945 in fiscal 2016 and $807 in fiscal 2015 for the twelve weeks ended and $3,081 in fiscal 2016 and $2,449 in fiscal 2015 for the thirty-six weeks ended.
(2)	Unrealized gains on marketable securities are presented net of taxes of $86 in fiscal 2016 and $69 in fiscal 2015 for the twelve weeks ended and $132 in fiscal 2016 and $22 in fiscal 2015 for the thirty-six weeks ended.
(3)	Net derivative activities are presented net of taxes of $137 in fiscal 2016 and $264 in fiscal 2015 for the twelve weeks ended and $572 in fiscal 2016 and $49 in fiscal 2015 for the thirty-six weeks ended.

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Six Weeks Ended
(in thousands)	May 7, 2016	May 9, 2015
Cash flows from operating activities:
Net income	$814,239	$759,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	203,465	183,211
Amortization of debt origination fees	5,407	4,274
Income tax benefit from exercise of stock options	(48,329)	(44,656)
Deferred income taxes	(2,000)	(5,431)
Share-based compensation expense	28,452	29,688
Changes in operating assets and liabilities:
Accounts receivable	(47,509)	5,395
Merchandise inventories	(185,732)	(294,330)
Accounts payable and accrued expenses	140,129	230,817
Income taxes payable	120,329	121,290
Other, net	18,449	9,750

Net cash provided by operating activities	1,046,900	999,112

Cash flows from investing activities:
Capital expenditures	(299,922)	(292,745)
Acquisition of business, net of cash	–	(75,744)
Purchase of intangibles	(10,000)	(10,000)
Purchase of marketable securities	(95,368)	(26,438)
Proceeds from sale of marketable securities	85,990	23,350
Disposal of capital assets and other, net	2,996	(3,147)

Net cash used in investing activities	(316,304)	(384,724)

Cash flows from financing activities:
Net (payments) proceeds from commercial paper	(19,100)	40,700
Proceeds from issuance of debt	650,000	650,000
Repayment of debt	(300,000)	(500,000)
Net proceeds from sale of common stock	51,194	57,015
Purchase of treasury stock	(1,082,725)	(840,918)
Income tax benefit from exercise of stock options	48,329	44,656
Payments of capital lease obligations	(28,716)	(26,664)
Other, net	(7,932)	(8,699)

Net cash used in financing activities	(688,950)	(583,910)

Effect of exchange rate changes on cash	(3,575)	(1,675)

Net increase in cash and cash equivalents	38,071	28,803
Cash and cash equivalents at beginning of period	175,309	124,485

Cash and cash equivalents at end of period	$213,380	$153,288

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

Operating results for the twelve and thirty-six weeks ended May 7, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2016. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2016 and 2015 each have 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Recently Adopted Accounting Pronouncements: In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes (Topic 740). ASU 2015-17 requires all deferred tax liabilities and assets to be presented in the balance sheet as noncurrent. The Company early adopted this standard prospectively during the quarter ended February 13, 2016. The adoption of this standard resulted in reclassifying current deferred income tax assets to noncurrent deferred income tax assets and current deferred income tax liabilities to noncurrent deferred income tax liabilities. No prior periods were retrospectively adjusted.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires that all financial assets and liabilities not accounted for under the equity method to be measured at fair value with the changes in fair value recognized in net income. The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update supersede the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments carried at amortized cost. The Company can early adopt the provision requiring it to recognize in other comprehensive income the fair value change from instrument-specific credit risk measured using the fair value option for financial instruments. Except for this early application guidance, early adoption is not permitted. The Company is still evaluating the effects that the provision of ASU 2016-01 will have on its consolidated financial statements. This update will be effective for the Company beginning with its fiscal 2019 first quarter.

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

In March 2016, the FASB issued ASU 2016-04, Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. ASU 2016-04 requires that breakage of both financial and nonfinancial liabilities related to the sale of prepaid stored-value products be accounted for consistent with the revenue recognition guidance in Topic 606. This guidance requires an entity to derecognize the liability related to expected breakage in proportion to the pattern of rights expected to be exercised by the consumer only if it is probable that a significant reversal of the recognized breakage amount will not occur. Changes to an entity’s estimated breakage amount must be accounted for as a change in accounting estimate. Early adoption is permitted. The Company does not expect the provisions of ASU 2016-04 to have a material impact on its financial statements. This update will be effective for the Company beginning with its fiscal 2019 first quarter.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require a designation of that hedging relationship providing that all other hedge accounting criteria continue to be met. This guidance can be applied prospectively or on a modified retrospective basis. Early adoption is permitted. The Company does not expect the provisions of ASU 2016-05 to have a material impact on its financial statements. This update will be effective for the Company beginning with its fiscal 2018 first quarter.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations under the new revenue recognition standard. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The Company is in the process of evaluating the impact of the provision of ASU 2016-08 on its consolidated financial statements. This update will be effective for the Company at the beginning of its fiscal 2019 year.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Early adoption is permitted. The Company is still evaluating the effects that the provision of ASU 2016-09 will have on its consolidated financial statements. This update will be effective for the Company beginning with its fiscal 2018 first quarter.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the implementation guidance on identifying promised goods or services and on determining whether an entity’s promise to grant a license with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The Company is in the process of evaluating the impact of the provision of ASU 2016-10 on its consolidated financial statements. This update will be effective for the Company at the beginning of its fiscal 2019 year.

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

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $9.9 million for the twelve week period ended May 7, 2016, and was $9.5 million for the comparable prior year period. Share-based compensation expense was $28.5 million for the thirty-six week period ended May 7, 2016, and was $29.7 million for the comparable prior year period.

During the thirty-six week period ended May 7, 2016, 236,037 stock options were exercised at a weighted average exercise price of $218.02. In the comparable prior year period, 311,285 stock options were exercised at a weighted average exercise price of $186.40.

The Company made stock option grants of 376,915 shares during the thirty-six week period ended May 7, 2016, and granted options to purchase 329,700 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the thirty-six week periods ended May 7, 2016, and May 9, 2015, using the Black-Scholes-Merton multiple-option pricing valuation model, was $156.20 and $106.26 per share, respectively, using the following weighted average key assumptions:

	Thirty-Six Weeks Ended
	May 7, 2016	May 9, 2015
Expected price volatility	18%	20%
Risk-free interest rate	1.5%	1.4%
Weighted average expected lives (in years)	5.7	5.1
Forfeiture rate	10%	9%
Dividend yield	0%	0%

See AutoZone’s Annual Report on Form 10-K for the year ended August 29, 2015, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s 2011 Equity Incentive Award Plan, the 2011 Director Compensation Program and the 2014 Director Compensation Plan.

For the twelve week period ended May 7, 2016, 17,280 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 1,140 anti-dilutive shares were excluded from the dilutive earnings per share computation. There were 25,670 anti-dilutive shares excluded from the diluted earnings per share computation for the thirty-six week period ended May 7, 2016, and 2,240 anti-dilutive shares excluded for the comparable prior year period.

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	May 7, 2016
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$6,162	$443	$—	$6,605
Other long-term assets	67,903	23,674	—	91,577

	$74,065	$24,117	$—	$98,182

	August 29, 2015
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$8,790	$—	$—	$8,790
Other long-term assets	63,342	16,295	—	79,637

	$72,132	$16,295	$—	$88,427

At May 7, 2016, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheet consisted of short-term marketable securities of $6.6 million, which are included within Other current assets, and long-term marketable securities of $91.6 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable securities, by asset class, are described in “Note D – Marketable Securities.”

Non-Financial Assets measured at Fair Value on a Non-Recurring Basis

Non-financial assets are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. The assets could include assets acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. During the thirty-six week periods ended May 7, 2016, and May 9, 2015, the Company did not have any significant non-financial assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

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

Note D – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	May 7, 2016
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$37,697	$240	$(1)	$37,936
Government bonds	32,602	63	(2)	32,663
Mortgage-backed securities	7,617	27	(17)	7,627
Asset-backed securities and other	19,928	30	(2)	19,956

	$97,844	$360	$(22)	$98,182

	August 29, 2015
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$34,859	$51	$(40)	$34,870
Government bonds	33,098	31	(7)	33,122
Mortgage-backed securities	9,287	17	(99)	9,205
Asset-backed securities and other	11,223	9	(2)	11,230

	$88,467	$108	$(148)	$88,427

The debt securities held at May 7, 2016 had effective maturities ranging from less than one year to approximately three years. The Company did not realize any material gains or losses on its marketable securities during the thirty-six week period ended May 7, 2016.

The Company holds 18 securities that are in an unrealized loss position of approximately $22 thousand at May 7, 2016. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.

Included above in total marketable securities are $61.6 million of marketable securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note E – Derivative Financial Instruments

At May 7, 2016, the Company had $12.9 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week period ended May 7, 2016, the Company reclassified $459 thousand of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $42 thousand of net losses from Accumulated other comprehensive loss to Interest expense. During the thirty-six week period ended May 7, 2016, the Company reclassified $1.2 million of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $126 thousand of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $2.2 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note F – Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Merchandise inventories include related purchasing, storage, and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method for domestic inventories and the first-in, first-out method for Mexico and Brazil inventories. Due to price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is not to write up inventory in excess of replacement cost, which is based on average cost. The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $349.4 million at May 7, 2016 and $332.6 million at August 29, 2015.

Note G – Pension and Savings Plans

The components of net periodic pension expense related to the Company’s pension plans consisted of the following:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands)	May 7, 2016	May 9, 2015	May 7, 2016	May 9, 2015
Interest cost	$2,601	$2,847	$7,804	$8,542
Expected return on plan assets	(3,810)	(3,757)	(11,431)	(11,272)
Amortization of net loss	2,424	2,063	7,273	6,190

Net periodic pension expense	$1,215	$1,153	$3,646	$3,460

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the thirty-six week period ended May 7, 2016, the Company made contributions to its funded plan in the amount of $3.0 million. The Company expects to contribute up to $50.0 million to the plan during the remainder of fiscal 2016; however, a change to the expected cash funding may be impacted by a change in interest rates, a change in the actual or expected return on plan assets or through other plans initiated by management.

During the thirty-six week period ended May 7, 2016, the Company changed the method used to estimate the interest cost component of Net periodic pension expense. Previously, the Company estimated interest cost using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The Company has elected to utilize a spot rate approach by applying specific spot rates along the yield curve to calculate interest costs instead of a single weighted-average discount rate. This calculation is believed to be more refined under the applicable accounting standard. The impact of this change to net periodic pension expense is a reduction of $1.2 million in the thirty-six week period ended May 7, 2016. Based on current economic conditions, the interest cost for pension plans will be reduced by approximately $1.8 million in fiscal 2016 as a result of the change. The Company has accounted for this change as a change in accounting estimate and has accounted for it prospectively.

Note H – Financing

The Company’s long-term debt consisted of the following:

(in thousands)	May 7, 2016	August 29, 2015
5.500% Senior Notes due November 2015, effective interest rate of 4.86%	$—	$300,000
6.950% Senior Notes due June 2016, effective interest rate of 7.09%	200,000	200,000
1.300% Senior Notes due January 2017, effective interest rate of 1.43%	400,000	400,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
1.625% Senior Notes due April 2019, effective interest rate of 1.77%	250,000	—
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
2.500% Senior Notes due April 2021, effective interest rate of 2.62%	250,000	250,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	—
Commercial paper, weighted average interest rate of 0.72% and 0.45% at May 7, 2016 and August 29, 2015, respectively	1,028,500	1,047,600

Total debt	4,978,500	4,647,600
Less: Short-term borrowings	—	—

Long-term debt before discounts and debt issuance costs	4,978,500	4,647,600
Less: Discounts and debt issuance costs	24,803	22,724

Long-term debt	$4,953,697	$4,624,876

As of May 7, 2016, $1.029 billion of commercial paper borrowings, the $200 million 6.950% Senior Notes due June 2016 and the $400 million 1.300% Senior Notes due January 2017 were classified as long-term in the accompanying Consolidated Balance Sheets as the Company had the ability and intent to refinance on a long-term basis through available capacity in its revolving credit facilities. As of May 7, 2016, the Company had $1.709 billion of availability under its $1.75 billion revolving credit facilities, which would allow it to replace these short-term obligations with long-term financing facilities.

On April 21, 2016, the Company issued $400 million in 3.125% Notes due April 2026 and $250 million in 1.625% Notes due April 2019 under its shelf registration statement filed with the SEC on April 15, 2015 (the “2015 Shelf Registration”). The 2015 Shelf Registration allows the Company to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new location openings, stock repurchases and acquisitions. Proceeds from the debt issuances were used for general corporate purposes.

On April 29, 2015, the Company issued $400 million in 3.250% Notes due April 2025 and $250 million in 2.500% Notes due April 2021 under the 2015 Shelf Registration. Proceeds from the debt issuances were used to repay a portion of the outstanding commercial paper borrowings, which were used to repay the $500 million in 5.750% Senior Notes due in January 2015, and for general corporate purposes.

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

On December 19, 2014, the Company entered into a new revolving credit facility (the “364-Day Credit Agreement”). The credit facility is available to primarily support commercial paper borrowings and other short-term unsecured bank loans. The 364-Day Credit Agreement provides for loans in the principal amount of up to $500 million. Under the credit facility, the Company may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable margin, as defined in the revolving credit facility, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. The original expiration date of the credit facility was December 19, 2015, but in accordance with the credit agreement, in November 2015, the Company requested, and the banks approved, the extension of the termination date to December 16, 2016. In addition, at least 15 days prior to December 16, 2016, the Company has the right to convert the credit facility to a term loan for up to one year from the termination date, subject to a 1% penalty.

As of May 7, 2016, the Company had no outstanding borrowings under each of the revolving credit facilities and $3.3 million of outstanding letters of credit under the Multi-Year Credit Agreement.

The fair value of the Company’s debt was estimated at $5.113 billion as of May 7, 2016 and $4.696 billion as of August 29, 2015, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $158.8 million at May 7, 2016 and $70.7 million at August 29, 2015, which reflect their face amount, adjusted for any unamortized debt issuance costs and discounts.

Note I – Stock Repurchase Program

From January 1, 1998 to May 7, 2016 the Company has repurchased a total of 140.3 million shares at an aggregate cost of $16.385 billion, including 1.4 million shares of its common stock at an aggregate cost of $1.083 billion during the thirty-six week period ended May 7, 2016. On March 22, 2016 the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $16.4 billion to $17.15 billion. Considering the cumulative repurchases as of May 7, 2016, the Company had $765.1 million remaining under the Board’s authorization to repurchase its common stock.

Subsequent to May 7, 2016, the Company has repurchased 339,423 shares of its common stock at an aggregate cost of $259.0 million.

During the thirty-six week period ended May 7, 2016, the Company retired 2.1 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1.424 billion and decreased Additional paid-in capital by $67.0 million. During the comparable prior year period, the Company retired 2.1 million shares of treasury stock, which increased Retained deficit by $1.050 billion and decreased Additional paid-in capital by $57.4 million.

Note J – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss for the twelve week periods ended May 7, 2016 and May 9, 2015 consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at February 13, 2016	$(68,082)	$(231,424)	$60		$(8,403)	$(307,849)
Other comprehensive income (loss) before reclassifications (1)	—	36,000	187		(1,047)	35,140
Amounts reclassified from Accumulated other comprehensive loss (1)	1,479 (2)	—	(28	)(4)	1,281 (5)	2,732

Balance at May 7, 2016	$(66,603)	$(195,424)	$219		$(8,169)	$(269,977)

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at February 14, 2015	$(61,335)	$(116,689)	$(12)		$(7,550)	$(185,586)
Other comprehensive (loss) income before reclassifications (1)	—	(13,285)	121		277	(12,887)
Amounts reclassified from Accumulated other comprehensive loss (1)	1,256 (2)	—	8	(4)	27 (5)	1,291

Balance at May 9, 2015	$(60,079)	$(129,974)	$117		$(7,246)	$(197,182)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $945 for the twelve weeks ended May 7, 2016 and $807 for the twelve weeks ended May 9, 2015, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized losses on marketable securities, net of taxes of $15 for the twelve weeks ended May 7, 2016 and $4 for the twelve weeks ended May 9, 2015, which is recorded in Operating, selling, general, and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $822 for the twelve weeks ended May 7, 2016 and $15 for the twelve weeks ended May 9, 2015, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Changes in Accumulated other comprehensive loss for the thirty-six week periods ended May 7, 2016 and May 9, 2015 consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at August 29, 2015	$(70,795)	$(171,488)	$(26)		$(7,209)	$(249,518)
Other comprehensive (loss) income before reclassifications (1)	—	(23,936)	280		(2,687)	(26,343)
Amounts reclassified from Accumulated other comprehensive loss (1)	4,192 (2)	—	(35	)(4)	1,727 (5)	5,884

Balance at May 7, 2016	$(66,603)	$(195,424)	$219		$(8,169)	$(269,977)

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at August 30, 2014	$(63,820)	$(57,836)	$76		$(7,323)	$(128,903)
Other comprehensive (loss) income before reclassifications (1)	—	(72,138)	61		—	(72,077)
Amounts reclassified from Accumulated other comprehensive loss (1)	3,741 (2)	—	(20	)(4)	77 (5)	3,798

Balance at May 9, 2015	$(60,079)	$(129,974)	$117		$(7,246)	$(197,182)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $3,081 in fiscal 2016 and $2,449 in fiscal 2015, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized losses on marketable securities, net of taxes of $19 in fiscal 2016 and $11 in fiscal 2015, which is recorded in Operating, selling, general, and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $572 in fiscal 2016 and $49 is fiscal 2015, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Note K – Goodwill and Intangibles

As of May 7, 2016, there were no changes to the carrying amount of goodwill as described in our Annual Report on Form 10-K for the year ended August 29, 2015.

The carrying amounts of intangible assets are included in Other long-term assets as follows:

(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Technology	3-5 years	$10,570	$(7,301)	$3,269
Noncompete agreements	5 years	1,300	(883)	417
Customer relationships	3-10 years	49,676	(16,589)	33,087

		$61,546	$(24,773)	36,773

Non-amortizing intangible asset:
Trade name				26,900

Total intangible assets other than goodwill				$63,673

Amortization expense of intangible assets for the twelve and thirty-six week period ended May 7, 2016 was $2.0 million and $6.1 million, respectively. Amortization expense of intangible assets for the twelve and thirty-six week periods ended May 9, 2015 was $2.0 million and $6.2 million, respectively.

During the thirty-six week period ended May 7, 2016 and the comparable prior year period, the Company made an installment payment for $10 million related to certain customer relationships purchased during fiscal 2014 relating to its ALLDATA operations.

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

Note L – Litigation

In July 2014, the Company received a subpoena from the District Attorney of the County of Alameda, along with other environmental prosecutorial offices in the state of California, seeking documents and information related to the handling, storage and disposal of hazardous waste. The Company received notice that the District Attorney will seek injunctive and monetary relief. The Company is cooperating fully with the request and cannot predict the ultimate outcome of these efforts, although the Company has accrued all amounts it believes to be probable and reasonably estimable. The Company does not believe the ultimate resolution of this matter will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Note M – Segment Reporting

The Company’s four operating segments (Domestic Auto Parts, Mexico, Brazil and IMC) are aggregated as one reportable segment: Auto Parts Locations. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in Note A in its Annual Report on Form 10-K for the year ended August 29, 2015.

The Auto Parts Locations segment is a retailer and distributor of automotive parts and accessories through the Company’s 5,717 locations in the United States, Puerto Rico, Mexico and Brazil. Each location carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands)	May 7, 2016	May 9, 2015	May 7, 2016	May 9, 2015
Net Sales
Auto Parts Locations	$2,503,108	$2,404,469	$6,978,413	$6,645,712
Other	90,564	88,552	258,494	251,224

Total	$2,593,672	$2,493,021	$7,236,907	$6,896,936

Segment Profit
Auto Parts Locations	$1,323,641	$1,256,753	$3,677,000	$3,464,166
Other	46,817	46,036	136,988	135,317

Gross profit	1,370,458	1,302,789	3,813,988	3,599,483
Operating, selling, general and administrative expenses	(834,084)	(788,840)	(2,456,959)	(2,315,704)
Interest expense, net	(34,051)	(31,779)	(101,893)	(103,374)

Income before income taxes	$502,323	$482,170	$1,255,136	$1,180,405

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of May 7, 2016, the related condensed consolidated statements of income for the twelve and thirty-six week periods ended May 7, 2016 and May 9, 2015, the condensed consolidated statements of comprehensive income for the twelve and thirty-six week periods ended May 7, 2016 and May 9, 2015, and the condensed consolidated statements of cash flows for the thirty-six week periods ended May 7, 2016 and May 9, 2015. These financial statements are the responsibility of the Company’s management.

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

June 15, 2016

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at May 7, 2016, operated 5,226 AutoZone stores in the United States, including Puerto Rico; 458 in Mexico; eight in Brazil; and 25 Interamerican Motor Corporation (“IMC”) branches. Each AutoZone store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At May 7, 2016, in 4,274 of our domestic AutoZone stores, we also have a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in AutoZone stores in Mexico and Brazil. IMC branches carry an extensive line of original equipment quality import replacement parts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and accessories and performance parts through www.autoanything.com, and our commercial customers can make purchases through www.autozonepro.com and www.imcparts.net. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve and thirty-six weeks ended May 7, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2016. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2015 and fiscal 2016 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales were up 4.0% for the quarter driven by domestic same store sales (sales from stores open at least one year) growth of 2.0% and net sales of $42.7 million from new stores. Earnings per share increased 12.6% for the quarter.

Our business is impacted by various factors within the economy that affect both our consumer and our industry, including but not limited to gas prices, unemployment rates, and other economic conditions. Given the nature of these macroeconomic factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

One macroeconomic factor affecting our customers and industry during the third quarter of fiscal 2016 was gas prices. During the quarter, the price per gallon of unleaded gasoline in the United States began the quarter at $1.72 per gallon and ended the quarter at $2.22 per gallon, a $0.50 increase. During the comparable prior year period, gas prices increased by $0.42 per gallon, beginning at $2.27 per gallon and ending at $2.69 per gallon. We believe reduced gas prices gave our customers additional disposable income. With approximately 11 billion gallons of unleaded gas consumed each month across the U.S., each $1 decrease at the pump contributes approximately $11 billion of additional spending capacity to consumers each month. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

An additional macroeconomic factor affecting our customers during the third quarter of fiscal 2016 was the processing of income tax refunds. In recent years, we have experienced growth in our sales concurrent with the U.S. tax refund season. We believe that our most economically challenged customers use their refunds to make repairs and enhancements to their vehicles that have been deferred. Each year, the exact timing of tax refunds shifts and those shifts occur at the end of our second fiscal quarter or at the beginning of our third fiscal quarter. During the third quarter of fiscal 2016, the timing of tax refunds were generally comparable to last year.

During the third quarter of fiscal 2016, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 83% of total sales, with failure related categories continuing to be our largest set of categories. While we have not experienced any fundamental shifts in our category sales mix as compared to previous years, in our domestic stores we did experience an increase in the mix of sales of the discretionary category and failure category as compared to last year. We believe the improvement in these sales categories was driven by differences in regional weather patterns, improved merchandise assortments due to the products we have added over the last year and lower gas prices. Our sales mix can be impacted by severe or unusual weather over a short term period. Over the long term, we believe the impact of the weather on our sales mix is not significant.

Our primary response to fluctuations in the demand for the products we sell is to adjust our advertising message, store staffing and product assortment. In recent years, we initiated a variety of strategic tests focused on increasing inventory availability in our domestic stores. As part of those tests, we closely studied our hub distribution model, store inventory levels and product assortment, which led to strategic tests on increased frequency of delivery to our domestic stores and significantly expanding parts and assortment in select domestic stores we call mega hubs. During fiscal 2015, we concluded our tests on these specific new concepts and have plans to continue to roll out these strategic initiatives in fiscal 2016 and beyond. During the first three quarters of fiscal 2016, we continued the implementation of more frequent deliveries from our distribution centers to additional domestic stores and the execution of our mega hub strategy. We expect to continue this effort throughout fiscal 2016.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. The average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. Since the beginning of fiscal 2016 and through March 2016 (latest publicly available information), miles driven increased at an accelerated rate compared to the same period last year.

Twelve Weeks Ended May 7, 2016

Compared with Twelve Weeks Ended May 9, 2015

Net sales for the twelve weeks ended May 7, 2016 increased $100.7 million to $2.594 billion, or 4.0%, over net sales of $2.493 billion for the comparable prior year period. Total auto parts sales increased by 4.1%, primarily driven by domestic same store sales and net sales of $42.7 million from new stores.

Gross profit for the twelve weeks ended May 7, 2016 was $1.370 billion, or 52.8% of net sales, compared with $1.303 billion, or 52.3% of net sales, during the comparable prior year period. The improvement in gross margin was attributable to higher merchandise margins, partially offset by higher supply chain costs associated with current year inventory initiatives (-19 basis points).

Operating, selling, general and administrative expenses for the twelve weeks ended May 7, 2016 were $834.1 million, or 32.2% of net sales, compared with $788.8 million, or 31.6% of net sales, during the comparable prior year period. The increase in operating expenses, as a percentage of sales, was due to higher legal expense (-34 basis points) and store payroll.

Net interest expense for the twelve weeks ended May 7, 2016 was $34.1 million compared with $31.8 million during the comparable prior year period. The increase was primarily due to higher borrowing levels over the comparable year period, partially offset by a decline in borrowing rates. Average borrowings for the twelve weeks ended May 7, 2016 were $4.921 billion, compared with $4.476 billion for the comparable prior year period. Weighted average borrowing rates were 2.7% for the twelve weeks ended May 7, 2016 and 2.9% for the twelve weeks ended May 9, 2015.

Our effective income tax rate was 34.8% of pretax income for the twelve weeks ended May 7, 2016 and 35.9% for the comparable prior year period. The decrease in the effective income tax rate was driven by a discrete tax item during the twelve weeks ended May 7, 2016.

Net income for the twelve week period ended May 7, 2016 increased by $18.4 million to $327.5 million, and diluted earnings per share increased by 12.6% to $10.77 from $9.57 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.53.

Thirty-Six Weeks Ended May 7, 2016

Compared with Thirty-Six Weeks Ended May 9, 2015

Net sales for the thirty-six weeks ended May 7, 2016 increased $340.0 million to $7.237 billion, or 4.9%, over net sales of $6.897 billion for the comparable prior year period. Total auto parts sales increased by 5.0%, primarily driven by domestic same store sales and net sales of $119.1 million from new stores.

Gross profit for the thirty-six weeks ended May 7, 2016 was $3.814 billion, or 52.7% of net sales, compared with $3.599 billion, or 52.2% of net sales, during the comparable prior year period. The improvement in gross margin was attributable to higher merchandise margins, partially offset by higher supply chain costs associated with current year inventory initiatives (-17 basis points).

Operating, selling, general and administrative expenses for the thirty-six weeks ended May 7, 2016 were $2.457 billion, or 34.0% of net sales, compared with $2.316 billion, or 33.6% of net sales, during the comparable prior year period. The increase in operating expenses, as a percentage of sales, was due to higher store payroll and a favorable credit card litigation settlement recognized in the prior year period.

Net interest expense for the thirty-six weeks ended May 7, 2016 was $101.9 million compared with $103.4 million during the comparable prior year period. The decrease was primarily due to a decline in borrowing rates, partially offset by higher borrowing levels over the comparable prior year period. Average borrowings for the thirty-six weeks ended May 7, 2016 were $4.820 billion, compared with $4.438 billion for the comparable prior year period. Weighted average borrowing rates were 2.8% for the thirty-six weeks ended May 7, 2016 and 3.1% for the thirty-six weeks ended May 9, 2015.

Our effective income tax rate was 35.1% of pretax income for the thirty-six weeks ended May 7, 2016 and 35.7% for the comparable prior year period. The decrease in the effective income tax rate was driven by a discrete tax item during the thirty-six weeks ended May 7, 2016.

Net income for the thirty-six week period ended May 7, 2016 increased by $55.1 million to $814.2 million, and diluted earnings per share increased by 13.4% to $26.46 from $23.33 in the comparable prior year period. The impact on year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.99.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the thirty-six weeks ended May 7, 2016, our net cash flows from operating activities provided $1,046.9 million as compared with $999.1 million provided during the comparable prior year period. The increase is primarily due to increased net income.

Our net cash flows used in investing activities for the thirty-six weeks ended May 7, 2016 were $316.3 million as compared with $384.7 million in the comparable prior year period. Capital expenditures for the thirty-six weeks ended May 7, 2016 were $299.9 million compared to $292.7 million for the comparable prior year period. During the thirty-six week period ended May 7, 2016, we opened 103 net new locations. In the comparable prior year period, we opened 104 net new locations. There were no acquisitions in the thirty-six week period ended May 7, 2016. Cash flows used in the acquisition of IMC were $75.7 million for the thirty-six week period ended May 9, 2015. Cash flows were also used in the purchase of other intangibles for $10 million during the thirty-six week period ended May 7, 2016 and the comparable prior year period. Investing cash flows were also impacted by our wholly owned captive, which purchased $95.4 million and sold $86.0 million in marketable securities during the thirty-six weeks ended May 7, 2016. During the comparable prior year period, the captive purchased $26.4 million in marketable securities and sold $23.4 million in marketable securities.

Our net cash flows used in financing activities for the thirty-six weeks ended May 7, 2016 were $689.0 million compared to $583.9 million in the comparable prior year period. During the thirty-six weeks ended May 7, 2016 and the comparable prior year period, we received $650 million from the issuance of debt. During the thirty-six week period ended May 7, 2016, we repaid our $300 million 5.500% Senior Notes due in November 2015 using commercial paper borrowings. During the comparable prior year period, we repaid our $500 million of Senior Notes due in January 2015 using commercial paper borrowings. For the thirty-six week period ended May 7, 2016, our commercial paper activity resulted in $19.1 million in net repayments, as compared to $40.7 million in net proceeds in the comparable year period. Stock repurchases were $1.083 billion in the current thirty-six week period as compared with $840.9 million in the comparable prior year period. For the thirty-six weeks ended May 7, 2016, proceeds from the sale of common stock and exercises of stock options provided $99.5 million, including $48.3 million in related tax benefits. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $101.7 million, including $44.7 million in related tax benefits.

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

In addition to the building and land costs, our new locations require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate. In recent years, we initiated a variety of strategic tests focused on increasing inventory availability, which increased our inventory per location. Many of our vendors have supported our initiative to update our product assortments by providing extended payment terms. These extended payment terms have allowed us to continue our high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 110.9%, which was flat to last year.

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

For the trailing four quarters ended May 7, 2016, our after-tax return on invested capital (“ROIC”) was 31.2% as compared to 31.3% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). ROIC decreased primarily due to the increase in average debt, along with the impact of recent investments in the business. Currently, these investments are diluting our return metrics. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

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

On December 19, 2014, we entered into a new revolving credit facility (the “364-Day Credit Agreement”). The credit facility is available to primarily support commercial paper borrowings and other short-term unsecured bank loans. The 364-Day Credit Agreement provides for loans in the principal amount of up to $500 million. Under the credit facility, we may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable margin, as defined in the revolving credit facility, depending upon our senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. The original expiration date of the credit facility was December 19, 2015, but in accordance with the credit agreement, in November 2015, we requested, and the banks approved, the extension of the termination date to December 16, 2016. In addition, at least 15 days prior to December 16, 2016, we have the right to convert the credit facility to a term loan, for up to one year from the termination date, subject to a 1% penalty.

As of May 7, 2016, we had no outstanding borrowings under each of the revolving credit facilities and $3.3 million of outstanding letters of credit under the Multi-Year Credit Agreement.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the revolving credit facility. As of May 7, 2016, we had $74.9 million in letters of credit outstanding under the letter of credit facility. In the third quarter of fiscal 2016 we amended our existing letter of credit facility to decrease the amount that can be requested in letters of credit from $100 million to $75 million effective June 2016. This amendment also extended the maturity date from June 2016 to June 2019.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $27.8 million in letters of credit outstanding as of May 7, 2016. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of May 7, 2016, $1.029 billion of commercial paper borrowings, the $200 million 6.950% Senior Notes due June 2016 and the $400 million 1.300% Senior Notes due January 2017 were classified as long-term in the Consolidated Balance Sheets as we had the ability and intent to refinance on a long-term basis through available capacity in our revolving credit facilities. As of May 7, 2016, we had $1.709 billion of availability under our $1.75 billion revolving credit facilities, which would allow us to replace these short-term obligations with long-term financing.

On April 21, 2016, we issued $400 million in 3.125% Notes due April 2026 and $250 million in 1.625% Notes due April 2019 under our shelf registration statement filed with the SEC on April 15, 2015 (the “2015 Shelf Registration”). The 2015 Shelf Registration allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new location openings, stock repurchases and acquisitions. Proceeds from the debt issuances were used for general corporate purposes.

On April 29, 2015, we issued $400 million in 3.250% Notes due April 2025 and $250 million in 2.500% Notes due April 2021 under the 2015 Shelf Registration. Proceeds from the debt issuances were used to repay a portion of the outstanding commercial paper borrowings, which were used to repay the $500 million in 5.750% Senior Notes due in January 2015, and for general corporate purposes.

The 5.750% Senior Notes issued in July 2009 and the 7.125% Senior Notes issued during August 2008 (collectively, the “Notes”), are subject to an interest rate adjustment if the debt ratings assigned to the Notes are downgraded. Further, all senior notes issued since August 2008 contain a provision that repayment of the notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our other senior notes contain minimal covenants, primarily restrictions on liens. Under our other borrowing arrangements, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of May 7, 2016, we were in compliance with all covenants and expect to remain in compliance with all covenants.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.6:1 as of May 7, 2016, and was 2.5:1 as of May 9, 2015. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

From January 1, 1998 to May 7, 2016, we have repurchased a total of 140.3 million shares at an aggregate cost of $16.385 billion, including 1.4 million shares of our common stock at an aggregate cost of $1.083 billion during the thirty-six week period ended May 7, 2016. On March 22, 2016, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $16.4 billion to $17.15 billion. Considering cumulative repurchases as of May 7, 2016, we had $765.1 million remaining under the Board’s authorization to repurchase our common stock.

Subsequent to May 7, 2016, we have repurchased 339,423 shares of our common stock at an aggregate cost of $259.0 million.

During the thirty-six week period ended May 7, 2016, we retired 2.1 million shares of treasury stock which had previously been repurchased under our share repurchase program. The retirement increased Retained deficit by $1.424 billion and decreased Additional paid-in capital by $67.0 million. During the comparable prior year period, we retired 2.1 million shares of treasury stock, which increased Retained deficit by $1.050 billion and decreased Additional paid-in capital by $57.4 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at May 7, 2016, was $106.0 million compared with $106.7 million at August 29, 2015, and our total surety bonds commitment at May 7, 2016, was $32.3 million compared with $31.1 million at August 29, 2015.

Financial Commitments

Except for the previously discussed debt issuance and retirement, as of May 7, 2016, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 29, 2015.

Reconciliation of Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain financial measures not derived in accordance with U.S. generally accepted accounting principles (“GAAP”). These non-GAAP financial measures provide additional information for determining our optimum capital structure and are used to assist management in evaluating performance and in making appropriate business decisions to maximize stockholders’ value.

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

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital “ROIC”

The following tables calculate the percentages of ROIC for the trailing four quarters ended May 7, 2016 and May 9, 2015.

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 29, 2015	Thirty-Six Weeks Ended May 9, 2015	Sixteen Weeks Ended August 29, 2015	Thirty-Six Weeks Ended May 7, 2016	Trailing Four Quarters Ended May 7, 2016
Net income	$1,160,241	$759,104	$401,137	$814,239	$1,215,376
Adjustments:
Interest expense	150,439	103,374	47,065	101,893	148,958
Rent expense	269,458	188,049	81,409	193,251	274,660
Tax effect (1)	(148,224)	(102,872)	(45,352)	(104,186)	(149,538)

After-tax return	$1,431,914	$947,655	$484,259	$1,005,197	$1,489,456

Average debt (2)(6)					$4,737,645
Average deficit (3)					(1,745,470)
Rent x 6 (4)					1,647,960
Average capital lease obligations (5)					127,954

Pre-tax invested capital					$4,768,089

ROIC					31.2%

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 30, 2014	Thirty-Six Weeks Ended May 10, 2014	Sixteen Weeks Ended August 30, 2014	Thirty-Six Weeks Ended May 9, 2015	Trailing Four Quarters Ended May 9, 2015
Net income	$1,069,744	$696,074	$373,670	$759,104	$1,132,774
Adjustments:
Interest expense	167,509	118,083	49,426	103,374	152,800
Rent expense	253,813	174,615	79,198	188,049	267,247
Tax effect (1)	(150,412)	(104,493)	(45,919)	(104,038)	(149,957)

After-tax return	$1,340,654	$884,279	$456,375	$946,489	$1,402,864

Average debt (2)(6)					$4,404,446
Average deficit (3)					(1,640,964)
Rent x 6 (4)					1,603,482
Average capital lease obligations (5)					121,705

Pre-tax invested capital					$4,488,669

ROIC					31.3%

(1)	The effective tax rate was 35.3% and 35.7% over the trailing four quarters ended May 7, 2016 and May 9, 2015, respectively.
(2)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(3)	Average equity is equal to the average of our stockholders’ deficit measured as of the previous five quarters.
(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(5)	Average capital lease obligations are equal to the average of our capital lease obligations measured as of the previous five quarters.
(6)	Certain balance sheet reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation due to the adoption of a new accounting standard. See Note A of the Notes to Consolidated Financial Statements in our Annual Report Form 10-K for the year ended August 29, 2015 for further discussion.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Share-Based Expense “EBITDAR”

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended May 7, 2016 and May 9, 2015.

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 29, 2015	Thirty-Six Weeks Ended May 9, 2015	Sixteen Weeks Ended August 29, 2015	Thirty-Six Weeks Ended May 7, 2016	Trailing Four Quarters Ended May 7, 2016
Net income	$1,160,241	$759,104	$401,137	$814,239	$1,215,376
Add: Interest expense	150,439	103,374	47,065	101,893	148,958
Income tax expense	642,371	421,301	221,070	440,897	661,967

EBIT	1,953,051	1,283,779	669,272	1,357,029	2,026,301
Add: Depreciation expense	269,919	183,211	86,708	203,465	290,173
Rent expense	269,458	188,049	81,409	193,251	274,660
Share-based expense	40,995	29,688	11,307	28,452	39,759

EBITDAR	$2,533,423	$1,684,727	$848,696	$1,782,197	$2,630,893

Debt (2)					$4,953,697
Capital lease obligations					128,870
Add: Rent x 6 (1)					1,647,960

Adjusted debt					$6,730,527

Adjusted debt / EBITDAR					2.6

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 30, 2014	Thirty-Six Weeks Ended May 10, 2014	Sixteen Weeks Ended August 30, 2014	Thirty-Six Weeks Ended May 9, 2015	Trailing Four Quarters Ended May 9, 2015
Net income	$1,069,744	$696,074	$373,670	$759,104	$1,132,774
Add: Interest expense	167,509	118,083	49,426	103,374	152,800
Income tax expense	592,970	385,865	207,105	421,301	628,406

EBIT	1,830,223	1,200,022	630,201	1,283,779	1,913,980
Add: Depreciation expense	251,267	172,286	78,981	183,211	262,192
Rent expense	253,813	174,615	79,198	188,049	267,247
Share-based expense	39,390	28,985	10,405	29,688	40,093

EBITDAR	$2,374,693	$1,575,908	$798,785	$1,684,727	$2,483,512

Debt (2)					$4,510,334
Capital lease obligations					132,016
Add: Rent x 6 (1)					1,603,482

Adjusted debt					$6,245,832

Adjusted debt / EBITDAR					2.5

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.
(2)	Certain balance sheet reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation due to the adoption of a new accounting standard. See Note A of the Notes to Consolidated Financial Statements in our Annual Report Form 10-K for the year ended August 29, 2015 for further discussion.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

At May 7, 2016, the only material change to our instruments and positions that are sensitive to market risk since the disclosures in our 2015 Annual Report to Stockholders was the $19.1 million net decrease in commercial paper.

The fair value of our debt was estimated at $5.113 billion as of May 7, 2016 and $4.696 billion as of August 29, 2015, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value was greater than the carrying value of debt by $158.8 million at May 7, 2016 and $70.7 million at August 29, 2015. We had $1.029 billion of variable rate debt outstanding at May 7, 2016 and $1.048 billion of variable rate debt outstanding at August 29, 2015. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $10.3 million in fiscal 2016. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $3.925 billion, net of unamortized debt issuance costs of $24.8 million at May 7, 2016 and $3.577 billion, net of unamortized debt issuance costs of $22.7 million at August 29, 2015. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $190.0 million at May 7, 2016.

Item 4. Controls and Procedures.

As of May 7, 2016, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 7, 2016. During or subsequent to the quarter ended May 7, 2016, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

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

In July 2014, we received a subpoena from the District Attorney of the County of Alameda, along with other environmental prosecutorial offices in the state of California, seeking documents and information related to the handling, storage and disposal of hazardous waste. We received notice that the District Attorney will seek injunctive and monetary relief. We are cooperating fully with the request and cannot predict the ultimate outcome of these efforts, although we have accrued all amounts we believe to be probable and reasonably estimable. We do not believe the ultimate resolution of this matter will have a material adverse effect on the consolidated financial position, results of operations or cash flows.

In April 2016, we received a letter from the California Air Resources Board seeking payment for alleged violations of the California Health and Safety Code related to the sale of certain aftermarket emission parts in the State of California. We do not believe that any resolution of the matter will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Shares of common stock repurchased by the Company during the quarter ended May 7, 2016, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
February 14, 2016 to March 12, 2016	207,377	$745.43	207,377	$393,171,527
March 13, 2016 to April 9, 2016	315,822	792.77	315,822	892,798,717
April 10, 2016 to May 7, 2016	164,091	778.29	164,091	765,088,373

Total	687,290	$775.03	687,290	$765,088,373

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended on March 22, 2016 to increase the repurchase authorization to $17.15 billion from $16.4 billion and does not have an expiration date. All of the above repurchases were part of this program. Subsequent to May 7, 2016, we have repurchased 339,423 shares of our common stock at an aggregate cost of $259.0 million.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended May 7, 1999.

3.2	Sixth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated October 7, 2015.

4.1	Officers’ Certificate dated April 21, 2016, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 1.625% Senior Notes due 2019. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 21, 2016.

4.2	Officers’ Certificate dated April 21, 2016, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2026. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 21, 2016.

4.3	Form of 1.625% Note due 2019. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated April 21, 2016.

4.4	Form of 3.125% Note due 2026. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 21, 2016.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

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

Charlie Pleas, III
Senior Vice President, Controller
(Principal Accounting Officer)

Dated: June 15, 2016

EXHIBIT INDEX

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended May 7, 1999.

3.2	Sixth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated October 7, 2015.

4.1	Officers’ Certificate dated April 21, 2016, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 1.625% Senior Notes due 2019. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 21, 2016.

4.2	Officers’ Certificate dated April 21, 2016, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2026. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 21, 2016.

4.3	Form of 1.625% Note due 2019. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated April 21, 2016.

4.4	Form of 3.125% Note due 2026. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 21, 2016.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document