Form 10-K
period 2016-08-27
AUTOZONE INC
filed 2016-10-24
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 27, 2016, or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $21,836,021,743.

The number of shares of Common Stock outstanding as of October 17, 2016, was 28,861,394.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement to be filed within 120 days of August 27, 2016, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held on December 14, 2016, are incorporated by reference into Part III.

Forward-Looking Statements

Certain statements contained in this annual report are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand; energy prices; weather; competition; credit market conditions; access to available and feasible financing; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; war and the prospect of war, including terrorist activity; inflation; the ability to hire and retain qualified employees; construction delays; the compromising of the confidentiality, availability, or integrity of information, including cyber security attacks; and raw material costs of our suppliers. Certain of these risks are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of this Annual Report on Form 10-K for the year ended August 27, 2016, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results.

PART I

Item  1. Business

Introduction

AutoZone, Inc. (“AutoZone,” the “Company,” “we,” “our” or “us”) is the nation’s leading retailer and a leading distributor of automotive replacement parts and accessories in the United States. We began operations in 1979 and at August 27, 2016, operated 5,297 AutoZone stores in the United States, including Puerto Rico; 483 stores in Mexico; eight stores in Brazil; and 26 Interamerican Motor Corporation (“IMC”) branches. Each AutoZone store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 27, 2016, in 4,390 of our domestic AutoZone stores we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in AutoZone stores in Mexico and Brazil. IMC branches carry an extensive line of original equipment quality import replacement parts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and accessories, performance and replacement parts through www.autoanything.com, and our commercial customers can make purchases through www.autozonepro.com and www.imcparts.net. We do not derive revenue from automotive repair or installation services.

At August 27, 2016, our AutoZone stores and IMC branches were in the following locations:

Location Count
Alabama	108
Alaska	8
Arizona	133
Arkansas	62
California	570
Colorado	81
Connecticut	46
Delaware	15
Florida	295
Georgia	194
Hawaii	3
Idaho	27
Illinois	235
Indiana	153
Iowa	27
Kansas	47
Kentucky	95
Louisiana	121
Maine	12
Maryland	66
Massachusetts	80
Michigan	185
Minnesota	52
Mississippi	89
Missouri	111
Montana	13
Nebraska	19
Nevada	63
New Hampshire	22
New Jersey	88
New Mexico	62
New York	179
North Carolina	210

North Dakota	3
Ohio	256
Oklahoma	74
Oregon	42
Pennsylvania	169
Puerto Rico	40
Rhode Island	17
South Carolina	86
South Dakota	6
Tennessee	163
Texas	585
Utah	56
Vermont	2
Virginia	118
Washington	87
Washington, DC	5
West Virginia	43
Wisconsin	66
Wyoming	8

Total Domestic AutoZone stores	5,297
Mexico	483
Brazil	8

Total AutoZone stores	5,788
IMC branches	26

Total locations	5,814

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

We also provide specialty tools through our Loan-A-Tool program. Customers can borrow a specialty tool, such as a steering wheel puller, for which a do-it-yourself (“DIY”) customer or a repair shop would have little or no use other than for a single job. AutoZoners also provide other free services, including check engine light readings where allowed by law, battery charging, the collection of used oil for recycling and the testing of starters, alternators and batteries.

Merchandising

The following tables show some of the types of products that we sell by major category of items:

Failure	Maintenance	Discretionary

A/C Compressors

Batteries & Accessories

Bearings

Belts & Hoses

Calipers

Carburetors

Chassis

Clutches

CV Axles

Engines

Fuel Pumps

Fuses

Ignition

Lighting

Mufflers

Radiators

Tire Repair

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

Pricing

We want to be perceived by our customers as the value leader in our industry, by consistently providing quality merchandise at the right price, backed by a satisfactory warranty and outstanding customer service. For many of our products, we offer multiple value choices in a good/better/best assortment, with appropriate price and quality differences from the “good” products to the “better” and “best” products. A key differentiating component versus our competitors is our exclusive line of in-house brands, which includes the Valucraft, AutoZone, SureBilt, ProElite, Duralast, Duralast Max, Duralast Gold, Duralast Platinum and Duralast ProPower brands. We believe that our overall value compares favorably to that of our competitors.

Brand Marketing: Advertising and Promotions

We believe that targeted advertising and promotions play important roles in succeeding in today’s environment. We are constantly working to understand our customers’ wants and needs so that we can build long-lasting, loyal relationships. We utilize promotions, advertising and loyalty card programs primarily to advise customers about the overall importance of vehicle maintenance, our great value and the availability of high quality parts. Broadcast and internet media are our primary advertising methods of driving traffic to our stores. We utilize in-store signage, in-store circulars and creative product placement and promotions to help educate customers about products that they need.

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

Store managers, sales representatives, commercial sales managers and managers at various levels across the organization receive financial incentives through performance-based bonuses. In addition, our growth has provided opportunities for the promotion of qualified AutoZoners. We believe these opportunities are important to attract, motivate and retain high quality AutoZoners.

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

Store Development

The following table reflects our location development during the past five fiscal years:

	Fiscal Year
	2016	2015	2014	2013	2012
Beginning locations	5,609	5,391	5,201	5,006	4,813
Acquired locations(1)	—	17	—	—	—
New locations	205	202	190	197	193
Closed locations	—	1	—	2	—

Net new locations	205	201	190	195	193

Relocated locations	6	5	8	11	10

Ending locations	5,814	5,609	5,391	5,201	5,006

(1)	Includes 17 IMC branches acquired on September 27, 2014.

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

Purchasing and Supply Chain

Merchandise is selected and purchased for all AutoZone stores through our store support centers located in Memphis, Tennessee; Monterrey, Mexico and Sao Paulo, Brazil. Merchandise is selected and purchased for all IMC branches through our store support center located in Canoga Park, California. In fiscal 2016, one class of similar products accounted for approximately 11 percent of our total sales, and one vendor supplied approximately 10 percent of our purchases. No other class of similar products accounted for 10 percent or more of our total sales, and no other individual vendor provided more than 10 percent of our total purchases. We believe that alternative sources of supply exist, at similar costs, for most types of product sold. Most of our merchandise flows through our distribution centers to our AutoZone stores and IMC branches by our fleet of tractors and trailers or by third-party trucking firms.

We ended fiscal 2016 with 182 hub stores, which have a larger assortment of products as well as regular replenishment items that can be delivered to a store in its network within 24 hours. Hub stores are generally replenished from distribution centers multiple times per week. Hub stores have increased our ability to distribute products on a timely basis to many of our stores and to expand our product assortment.

During fiscal 2014 and 2015, we tested two new concepts of our supply chain strategy, increased delivery frequency to our stores utilizing our distribution centers and significantly expanded parts assortments in select stores we call mega hubs. Our tests were concluded during fiscal 2015, and both initiatives were expanded to additional locations in fiscal 2016.

Increased delivery frequency focuses on improving our in-stock position of our core store-stocked product by providing deliveries to certain stores multiple times per week. We ended fiscal 2016 with over 1,900 stores receiving deliveries multiple times per week, an increase of approximately 1,000 stores since fiscal 2015.

A mega hub store carries inventory of 80,000 to 100,000 unique SKUs, approximately twice what a hub store carries. Mega hubs provide coverage to both surrounding stores and other hub stores multiple times a day or on an overnight basis. We ended fiscal 2016 with 11 mega hubs, an increase of six since fiscal 2015.

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

Trademarks and Patents

We have registered several service marks and trademarks in the United States Patent and Trademark office as well as in certain other countries, including our service marks, “AutoZone” and “Get in the Zone,” and trademarks, “AutoZone,” “Duralast,” “Duralast Gold,” “Duralast Platinum,” “Duralast ProPower,” “Duralast ProPower Plus,” “Duralast ProPower Ultra,” “Duralast ProPower AGM,” “Valucraft,” “ProElite,” “SureBilt,” “ALLDATA,” “AutoAnything,” “IMC,” “Loan-A-Tool” and “Z-net.” We believe that these service marks and trademarks are important components of our marketing and merchandising strategies.

Employees

As of August 27, 2016, we employed over 84,000 persons, approximately 59 percent of whom were employed full-time. About 91 percent of our AutoZoners were employed in stores or in direct field supervision, approximately 5 percent in distribution centers and approximately 4 percent in store support and other functions. Included in the above numbers are approximately 7,500 persons employed in our Mexico and Brazil operations.

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

William C. Rhodes, III, 51 — Chairman, President and Chief Executive Officer, Customer Satisfaction

William C. Rhodes, III, was named Chairman of AutoZone during fiscal 2007 and has been President, Chief Executive Officer and a director since March 2005. Prior to his appointment as President and Chief Executive Officer, Mr. Rhodes was Executive Vice President – Store Operations and Commercial. Previously, he held several key management positions with the Company. Prior to 1994, Mr. Rhodes was a manager with Ernst & Young LLP. Mr. Rhodes is a member of the Board of Directors for Dollar General Corporation, a discount retailer offering a broad selection of merchandise, including consumables, seasonal, home products and apparel.

William T. Giles, 57 — Chief Financial Officer and Executive Vice President – Finance, Information Technology and ALLDATA, Customer Satisfaction

William T. Giles was named Chief Financial Officer and Executive Vice President – Finance, Information Technology and ALLDATA during October 2012. Prior to that, he was Chief Financial Officer and Executive Vice President – Finance, Information Technology and Store Development from 2007 to 2012; Executive Vice President, Chief Financial Officer and Treasurer from June 2006 to December 2006; and Executive Vice President, Chief Financial Officer since May 2006. From 1991 to May 2006, he held several positions with Linens N’ Things, Inc., most recently as the Executive Vice President and Chief Financial Officer. Prior to 1991, he was with Melville, Inc. and PricewaterhouseCoopers. Mr. Giles is a member of the Board of Directors for Brinker International, which owns, operates and franchises the Chili’s Grill & Bar and Maggiano’s Little Italy restaurant concepts.

Mark A. Finestone, 55 — Executive Vice President – Merchandising, Supply Chain and Marketing, Customer Satisfaction

Mark A. Finestone was named Executive Vice President – Merchandising, Supply Chain and Marketing during October 2015. Previously, he was Senior Vice President – Merchandising and Store Development since 2014, Senior Vice President – Merchandising from 2008 to 2014, and Vice President – Merchandising from 2002 to 2008. Prior to joining AutoZone in 2002, Mr. Finestone worked for May Department Stores for 19 years where he held a variety of leadership roles which included Divisional Vice President, Merchandising.

William W. Graves, 56 — Executive Vice President – Mexico, Brazil, IMC and Store Development, Customer Satisfaction

William W. Graves was named Executive Vice President – Mexico, Brazil, IMC and Store Development during October 2015. Previously, he was Senior Vice President – Supply Chain and International since 2012. Prior thereto, he was Senior Vice President – Supply Chain from 2006 to 2012 and Vice President – Supply Chain from 2000 to 2006. From 1992 to 2000, Mr. Graves served in various capacities with the Company.

Thomas B. Newbern, 54 — Executive Vice President – Store Operations, Commercial and Loss Prevention, Customer Satisfaction

Thomas B. Newbern was named Executive Vice President – Store Operations, Commercial and Loss Prevention during October 2015. Prior to that, he was Senior Vice President – Store Operations and Loss Prevention since 2014 and Senior Vice President – Store Operations and Store Development since 2012. Previously, Mr. Newbern held the titles Senior Vice President – Store Operations from 2007 to 2012 and Vice President – Store Operations from 1998 to 2007. Prior thereto, he held several key management positions with the Company.

Philip B. Daniele, 47 — Senior Vice President – Commercial, Customer Satisfaction

Philip B. Daniele was elected Senior Vice President – Commercial during November 2015. Prior to that, he was Vice President – Commercial since 2013 and Vice President – Merchandising from 2008 to 2013. Previously, he was Vice President – Store Operations from 2005 to 2008. From 1993 until 2008, Mr. Daniele served in various capacities within the Company.

Ronald B. Griffin, 62 — Senior Vice President and Chief Information Officer, Customer Satisfaction

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

James C. Griffith, 51 — Senior Vice President – Store Operations, Customer Satisfaction

James C. Griffith was named Senior Vice President – Store Operations in November 2015. Prior to that, he was Vice President – Store Development since October 2010 and Vice President – Store Operations since 2007. Prior thereto, he held several key management positions within the Company.

William R. Hackney, 51 — Senior Vice President – Merchandising, Customer Satisfaction

William R. Hackney was named Senior Vice President, Merchandising in October 2015. His career with AutoZone began in 1983, and he has held several key management roles within the Company, including Vice President – Store Operations Support and Vice President – Merchandising.

Rodney C. Halsell, 48 — Senior Vice President –Supply Chain, Customer Satisfaction

Rodney C. Halsell was named Senior Vice President – Supply Chain during October 2015. Prior to that, he was Vice President – Distribution since 2005. From 1985 to 2005, he held several key management positions and served in various capacities with the Company.

Charlie Pleas, III, 51 — Senior Vice President and Controller, Customer Satisfaction

Charlie Pleas, III, was elected Senior Vice President and Controller during 2007. Prior to that, he was Vice President and Controller since 2003. Previously, he was Vice President – Accounting since 2000, and Director of General Accounting since 1996. Prior to joining AutoZone, Mr. Pleas was a Division Controller with Fleming Companies, Inc. where he served in various capacities since 1988. Mr. Pleas is a member of the Board of Directors for Kirkland’s, Inc., a specialty retailer of home décor and gifts.

Albert Saltiel, 52 — Senior Vice President – Marketing and E-Commerce, Customer Satisfaction

Albert Saltiel was named Senior Vice President – Marketing and E-Commerce during October 2014. Previously, he was elected Senior Vice President – Marketing since 2013. Prior to that, he was Chief Marketing Officer and a key member of the leadership team at Navistar International Corporation. Mr. Saltiel has also been with Sony Electronics as General Manager, Marketing, and Ford Motor Company where he held multiple marketing roles.

Richard C. Smith, 52 — Senior Vice President – Human Resources, Customer Satisfaction

Richard C. Smith was elected Senior Vice President – Human Resources in December 2015. He has been an AutoZoner since 1985, previously holding the position of Vice President of Stores since 1997. Prior thereto, he served in various capacities with the Company.

Kristen C. Wright, 40 — Senior Vice President – General Counsel & Secretary, Customer Satisfaction

Kristen C. Wright was named Senior Vice President – General Counsel & Secretary effective January 2014. She previously held the title of Vice President – Assistant General Counsel & Assistant Secretary from January 2012 to January 2014. Before joining AutoZone, she was a partner with the law firm of Bass, Berry & Sims PLC.

Item 1A. Risk Factors

Our business is subject to a variety of risks. Set forth below are certain of the important risks that we face, the occurrence of which could have a material adverse effect on our business. These risks are not the only ones we face. Our business could also be affected by additional factors that are presently unknown to us or that we currently believe to be immaterial to our business.

If demand for our products slows, then our business may be materially adversely affected.

Demand for the products we sell may be affected by a number of factors we cannot control, including:

•	the number and age of vehicles in current service. More vehicles on the road lead to more maintenance and repairs, and vehicles seven years old or older are generally no longer under the original vehicle manufacturers’ warranties and tend to need more maintenance and repair than newer vehicles.

•	rising energy prices. Increases in energy prices may cause our customers to defer purchases of certain of our products as they use a higher percentage of their income to pay for gasoline and other energy costs and may drive their vehicles less, resulting in less wear and tear and lower demand for repairs and maintenance.

•	the economy. In periods of declining economic conditions, both retail and commercial customers may defer vehicle maintenance or repairs. Additionally, such conditions may affect our customers’ ability to obtain credit. During periods of expansionary economic conditions, more of our DIY customers may pay others to repair and maintain their cars instead of working on their own vehicles, or they may purchase new vehicles.

•	the weather. Mild weather conditions may lower the failure rates of automotive parts, while wet conditions may cause our customers to defer maintenance and repair on their vehicles. Extremely hot or cold conditions may enhance demand for our products due to increased failure rates of our customers’ automotive parts.

•	technological advances. Advances in automotive technology and parts design can result in cars needing maintenance less frequently and parts lasting longer.

For the long term, demand for our products may be affected by:

•	the number of miles vehicles are driven annually. Higher vehicle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices and other factors.

•	the quality of the vehicles manufactured by the original vehicle manufacturers and the length of the warranties or maintenance offered on new vehicles.

•	restrictions on access to telematics and diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation, which may cause vehicle owners to rely on dealers to perform maintenance and repairs.

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

Our competitors include national, regional and local auto parts chains, independently owned parts stores, online parts stores, wholesale distributors, jobbers, repair shops, car washes and auto dealers, in addition to discount and mass merchandise stores, hardware stores, supermarkets, drugstores, convenience stores, home stores and other online retailers that sell aftermarket vehicle parts and supplies, chemicals, accessories, tools and maintenance parts. Although we believe we compete effectively on the basis of customer service, including the knowledge and expertise of our AutoZoners; merchandise quality, selection and availability; product warranty; store layout, location and convenience; price; and the strength of our AutoZone brand name, trademarks and service marks, some of our competitors may gain competitive advantages, such as greater financial and marketing resources allowing them to sell automotive products at lower prices, larger stores with more merchandise, longer operating histories, more frequent customer visits and more effective advertising. With the increasing use of digital tools and social media, and our competitors’ increased focus on optimizing customers’ online experience, our customers are quickly able to compare prices, product assortment and feedback from other customers before purchasing our products either online, in the physical stores, or through a combination of both offerings. If we are unable to continue to develop successful competitive strategies, or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.

We may not be able to sustain our historic rate of sales growth.

We have increased our location count in the past five fiscal years, growing from 4,813 locations at August 27, 2011, to 5,814 locations at August 27, 2016, an average location increase per year of 4%. Additionally, we have increased annual revenues in the past five fiscal years from $8.073 billion in fiscal 2011 to $10.636 billion in fiscal 2016, an average increase per year of 6%. Annual revenue growth is driven by the opening of new locations and commercial programs and increases in same store sales. We open new locations only after evaluating customer buying trends and market demand/needs, all of which could be adversely affected by persistent unemployment, wage cuts, small business failures and microeconomic conditions unique to the automotive industry. Same store sales are impacted both by customer demand levels and by the prices we are able to charge for our products, which can also be negatively impacted by the economic pressures mentioned above. We cannot provide any assurance that we will continue to open locations at historical rates or continue to achieve increases in same store sales.

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

Although we are one of the largest sellers of auto parts in the commercial market, we must effectively compete against national and regional auto parts chains, independently owned parts stores, wholesalers and jobbers in order to increase our commercial market share. Although we believe we compete effectively in the commercial market on the basis of customer service, merchandise quality, selection and availability, price, product warranty, distribution locations and the strength of our AutoZone brand name, trademarks and service marks, some automotive aftermarket chains have been in business for substantially longer periods of time than we have, and as a result have developed long-term customer relationships and have large available inventories. If we are unable to profitably develop new commercial customers, our sales growth may be limited.

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

Moreover, significant deterioration in the financial condition of large financial institutions in recent years resulted in a severe loss of liquidity and availability of credit in global credit markets and in more stringent borrowing terms. During brief time intervals in recent years, there was limited liquidity in the commercial paper markets, resulting in an absence of commercial paper buyers and extraordinarily high interest rates on commercial paper. We can provide no assurance that credit market events such as those that occurred in recent years will not occur again in the foreseeable future. Conditions and events in the global credit markets could have a material adverse effect on our access to short-term debt and the terms and cost of that debt.

Significant changes in macroeconomic and geo-political factors could adversely affect our financial condition and results of operations.

Macroeconomic conditions impact both our customers and our suppliers. Job growth in the United States has remained relatively slow during the past five years; however, towards the end of fiscal 2015 and continuing through fiscal 2016, the unemployment rate has improved to pre-recession levels. Moreover, the United States government continues to operate under historically large deficits and debt burden. Continued distress in global credit markets, business failures, significant geo-political conflicts, continued volatility in energy prices and other factors continue to affect the global economy. Moreover, rising energy prices could impact our merchandise distribution, commercial delivery, utility and product costs. Over the short term, such factors could positively impact our business. Over a longer period of time, all of these macroeconomic and geo-political conditions could adversely affect our sales growth, margins and overhead, which could adversely affect our financial condition and operations.

Our business depends upon hiring and retaining qualified employees.

We believe that much of our brand value lies in the quality of the more than 84,000 AutoZoners employed in our stores, distribution centers, store support centers, ALLDATA, AutoAnything and IMC. Our workforce costs represent our largest operating expense, and our business is subject to employment laws and regulations, including requirements related to minimum wage. We cannot be assured that we can continue to hire and retain qualified employees at current wage rates. If we are unable to hire, properly train and/or retain qualified employees, we could experience higher employment costs, reduced sales, losses of customers and diminution of our brand, which could adversely affect our earnings. If we do not maintain competitive wages, our customer service could suffer due to a declining quality of our workforce or, alternatively, our earnings could decrease if we increase our wage rates. A violation or change in employment laws and/or regulations could have a material adverse effect on our results of operations, financial condition and cash flows.

Inability to acquire and provide quality merchandise at competitive prices could adversely affect our sales and results of operations.

We are dependent upon our domestic and international vendors continuing to supply us with quality merchandise at favorable prices and payment terms. If our merchandise offerings do not meet our customers’ expectations regarding quality and safety, we could experience lost sales, increased costs and exposure to legal and reputational risk. All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety and quality standards. Events that give rise to actual, potential or perceived product safety concerns could expose us to government enforcement action or private litigation and result in costly product recalls and other liabilities. To the extent our suppliers are subject to added government regulation of their product design and/or manufacturing processes, the cost of the merchandise we purchase may rise. In addition, negative customer perceptions regarding the safety or quality of the products we sell could cause our customers to seek alternative sources for their needs, resulting in lost sales. In those circumstances, it may be difficult and costly for us to rebuild our reputation and regain the confidence of our customers. Moreover, our vendors are impacted by global economic conditions. Credit market and other macroeconomic conditions could have a material adverse effect on the ability of our suppliers to finance and operate their businesses, resulting in increased product costs and difficulties in meeting our inventory demands. If any of our significant vendors experience financial difficulties or otherwise are unable to deliver merchandise to us on a timely basis, or at all, we could have product shortages in our stores that could adversely affect customers’ perceptions of us and cause us to lose customers and sales.

We directly imported approximately 10% of our purchases (measured at cost) in fiscal 2016, but many of our domestic vendors directly import their products or components of their products. Changes to the prices and flow of these goods for any reason, such as political unrest or acts of war, currency fluctuations, disruptions in maritime lanes, port labor disputes and economic conditions and instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our standards, issues with labor practices of our suppliers or labor problems they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials to suppliers, increased import duties, merchandise quality or safety issues, transport availability and cost, increases in wage rates and taxes, transport security, inflation and other factors relating to the suppliers and the countries in which they are located or from which they import, are beyond our control and could adversely affect our operations and profitability. In addition, the United States’ foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade and port labor agreements are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our business and financial performance. As we increase our imports of merchandise from foreign vendors, the risks associated with these imports also will increase.

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

In addition, we extensively utilize our hub network, our supply chain and logistics management techniques to efficiently stock our locations. We have made, and plan to continue to make, significant investments in our supply chain to improve our ability to provide the best parts at the right price. If we fail to effectively utilize our existing hubs and/or supply chains or if our investments in our supply chain and global sourcing initiative do not provide the anticipated benefits, we could experience sub-optimal inventory levels in our locations or increase our costs, which could adversely affect our sales volume and/or our margins.

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

Failure to comply with ethical, social, product, labor, environmental and anti-corruption standards could also jeopardize our reputation and potentially lead to various adverse actions by consumer or environmental groups, employees or regulatory bodies. Failure to comply with applicable laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. If we fail to comply with existing or future laws or regulations, we may be subject to governmental or judicial fines or sanctions, while incurring substantial legal fees and costs. In addition, our capital and operating expenses could increase due to implementation of and compliance with existing and future laws and regulations or remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations. The inability to pass through any increased expenses through higher prices would have an adverse effect on our results of operations.

Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional resources to rebuild our reputation.

Our success in international operations is dependent on our ability to manage the unique challenges presented by international markets.

The various risks we face in our U.S. operations generally also exist when conducting operations in and sourcing products and materials from outside of the U.S., as well as unique costs and difficulties of managing international operations. Our expansion into international markets may be adversely affected by local laws and customs, U.S. laws applicable to foreign operations and political and economic conditions. Risks inherent in international operations also include potential adverse tax consequences, compliance with the Foreign Corrupt Practices Act and local anti-bribery law, greater difficulty in enforcing intellectual property rights, challenges to identify and gain access to local suppliers and possibly misjudging the response of consumers in foreign countries to our product assortment and marketing strategy.

In addition, our operations in international markets are conducted primarily in the local currency of those countries. Since our consolidated financial statements are denominated in U.S. dollars, amounts of assets, liabilities, net sales and other revenues and expenses denominated in local currencies must be translated into U.S. dollars using exchange rates for the current period. As a result, foreign currency exchange rates and fluctuations in those rates may adversely impact our financial performance.

Failure to protect the privacy and security of customers’, suppliers’, AutoZoners’ or Company information could damage our reputation, subject us to litigation and cause us to incur substantial costs.

Our business, like that of most retailers and distributors, involves the receipt, storage and transmission of personal information about our customers, suppliers and AutoZoners, some of which is entrusted to third-party service providers and vendors. Failure to protect the security of our customers’, suppliers’, employees’ and company information could subject us to costly regulatory enforcement actions, expose us to litigation and impair our reputation, which may have a negative impact on our sales. While we and our third-party service providers and vendors take significant steps to protect customer, supplier, employee and other confidential information, including maintaining compliance with payment card industry standards, these security measures may be breached in the future due to cyber-attack, employee error, fraud, trickery, hacking or other intentional or unintentional acts, and unauthorized parties may obtain access to this data. The methods used to obtain unauthorized access are constantly evolving, and may be difficult to anticipate or detect for long periods of time. As the regulatory environment related to information security, data collection and use and privacy becomes increasingly rigorous, compliance with these requirements could also result in additional costs.

We rely heavily on our information technology systems for our key business processes. Any failure or interruption in these systems could have a material adverse impact on our business.

We rely extensively on our information technology systems, some of which are managed or provided by third-party service providers, to manage inventory, process transactions and summarize results. Our systems and the third-party systems we rely on are subject to damage or interruption from power outages, telecommunications failures, computer viruses, security breaches, catastrophic events and design or usage errors by our AutoZoners, contractors or third-party service providers. Although we and our third-party service providers work diligently to maintain our respective systems, we may not be successful in doing so. If our systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to manage inventories or process transactions, which could result in lost sales, inability to process purchase orders and/or a potential loss of customer loyalty, which could adversely affect our results of operations.

Business interruptions may negatively impact our location hours, operability of our computer and other systems, availability of merchandise and otherwise have a material negative effect on our sales and our business.

War or acts of terrorism, political unrest, hurricanes, windstorms, fires, earthquakes, floods and other natural or other disasters or the threat of any of them, may result in certain of our locations being closed for a period of time or permanently or have a negative impact on our ability to obtain merchandise available for sale in our locations. Some of our merchandise is imported from other countries. If imported goods become difficult or impossible to bring into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be negatively affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table reflects the square footage and number of leased and owned properties for our AutoZone stores as of August 27, 2016:

	No. of AZ Stores	AZ Store Square Footage
Leased	2,989	19,303,087
Owned	2,799	18,895,143

Total	5,788	38,198,230

We have approximately 4.6 million square feet in distribution centers servicing our AutoZone stores, of which approximately 1.9 million square feet is leased and the remainder is owned. Our nine distribution centers are located in Arizona, California, Georgia, Illinois, Ohio, Pennsylvania, Tennessee, Texas and Mexico. We currently have a second distribution center in Mexico under construction that is expected to open in early fiscal 2017 and two additional domestic distribution centers under development. Of our 26 IMC branches, 25 branches, consisting of 854,228 square feet, are leased, and one branch, consisting of approximately 23 thousand square feet, is owned. Our primary store support center is located in Memphis, Tennessee, and consists of approximately 260,000 square feet. We also have three additional AutoZone store support centers located in Monterrey, Mexico; Chihuahua, Mexico and Sao Paulo, Brazil, and an IMC branch support center located in Canoga Park, California. The ALLDATA headquarters building in Elk Grove, California and the AutoAnything headquarters space in San Diego, California are leased, and we also own or lease other properties that are not material in the aggregate.

Item 3. Legal Proceedings

In 2004, we acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, we voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection (“NJDEP”) and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. We have conducted and paid for (at an immaterial cost to us) remediation of contamination on the property. We have also voluntarily investigated and addressed potential vapor intrusion impacts in downgradient residences and businesses. The NJDEP has asserted, in a Directive and Notice to Insurers dated February 19, 2013 and again in an Amended Directive and Notice to Insurers dated January 13, 2014 (collectively the “Directives”), that we are liable for the downgradient impacts under a joint and severable liability theory. By letter dated April 23, 2015, NJDEP has demanded payment from us, and other parties, in the amount of approximately $296 thousand for costs incurred by NJDEP in connection with contamination downgradient of the property. By letter dated January 29, 2016, we were informed that NJDEP has filed a lien against the property in connection with approximately $355 thousand in costs incurred by NJDEP in connection with contamination downgradient of the property. We have contested, and will continue to contest, any such assertions due to the existence of other entities/sources of contamination, some of which are named in the Directives and the April 23, 2015 Demand, in the area of the property. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, we believe we should be eligible to be reimbursed up to 75 percent of qualified remediation costs by the State of New Jersey. We have asked the state for clarification that the agreement applies to off-site work, and the state is considering the request. Although the aggregate amount of additional costs that we may incur pursuant to the remediation cannot currently be ascertained, we do not currently believe that fulfillment of our obligations under the agreement or otherwise will result in costs that are material to our financial condition, results of operations or cash flow.

In July 2014, we received a subpoena from the District Attorney of the County of Alameda, along with other environmental prosecutorial offices in the state of California, seeking documents and information related to the handling, storage and disposal of hazardous waste. We received notice that the District Attorney will seek injunctive and monetary relief. We are cooperating fully with the request and cannot predict the ultimate outcome of these efforts, although we have accrued all amounts we believe to be probable and reasonably estimable. We do not believe the ultimate resolution of this matter will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “AZO.” On October 17, 2016, there were 2,486 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.

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

The following table sets forth the high and low sales prices per share of common stock, as reported by the New York Stock Exchange, for the periods indicated:

	Price Range of Common Stock
Fiscal Year ended August 27, 2016:	High	Low
Fourth quarter	$815.98	$742.08
Third quarter	$805.40	$748.51
Second quarter	$796.09	$695.46
First quarter	$797.29	$714.37
Fiscal Year Ended August 29, 2015:
Fourth quarter	$754.90	$662.70
Third quarter	$705.00	$612.68
Second quarter	$627.30	$566.08
First quarter	$576.00	$491.93

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on September 22, 2016, to increase the repurchase authorization by $750 million. This brings the total value of shares authorized to $17.9 billion.

Shares of common stock repurchased by the Company during the quarter ended August 27, 2016, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
May 8, 2016, to June 4, 2016	123,763	$767.61	123,763	$670,086,276
June 5, 2016, to July 2, 2016	270,246	758.42	270,246	465,125,581
July 3, 2016, to July 30, 2016	—	—	—	465,125,581
July 31, 2016, to August 27, 2016	88,200	791.09	88,200	395,351,207

Total	482,209	$766.76	482,209	$395,351,207

The Company also repurchased, at market value, an additional 12,460 shares in fiscal 2016, 15,594 shares in fiscal 2015 and 16,013 shares in fiscal 2014 from employees electing to sell their stock under the Company’s Sixth Amended and Restated Employee Stock Purchase Plan (the “Employee Plan”), qualified under Section 423 of the Internal Revenue Code, under which all eligible employees may purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the Employee Plan, 12,662 shares were sold to employees in fiscal 2016, 14,222 shares in fiscal 2015 and 15,355 shares were sold to employees in fiscal 2014. At August 27, 2016, 192,505 shares of common stock were reserved for future issuance under the Employee Plan.

Once executives have reached the maximum purchases under the Employee Plan, the Fifth Amended and Restated Executive Stock Purchase Plan (the “Executive Plan”) permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases by executives under the Executive Plan were 1,943 shares in fiscal 2016, 2,229 shares in fiscal 2015 and 3,028 shares in fiscal 2014. At August 27, 2016, 241,753 shares of common stock were reserved for future issuance under the Executive Plan.

Stock Performance Graph

The graph below presents changes in the value of AutoZone’s stock as compared to Standard & Poor’s 500 Composite Index (“S&P 500”) and to Standard & Poor’s Retail Index (“S&P Retail Index”) for the five-year period beginning August 27, 2011 and ending August 27, 2016.

Item 6. Selected Financial Data

(in thousands, except per share data, same store sales and selected operating data)	Fiscal Year Ended August
	2016	2015	2014	2013(1)	2012
Income Statement Data
Net sales	$10,635,676	$10,187,340	$9,475,313	$9,147,530	$8,603,863
Cost of sales, including warehouse and delivery expenses	5,026,940	4,860,309	4,540,406	4,406,595	4,171,827

Gross profit	5,608,736	5,327,031	4,934,907	4,740,935	4,432,036
Operating, selling, general and administrative expenses	3,548,341	3,373,980	3,104,684	2,967,837	2,803,145

Operating profit	2,060,395	1,953,051	1,830,223	1,773,098	1,628,891
Interest expense, net	147,681	150,439	167,509	185,415	175,905

Income before income taxes	1,912,714	1,802,612	1,662,714	1,587,683	1,452,986
Income tax expense	671,707	642,371	592,970	571,203	522,613

Net income	$1,241,007	$1,160,241	$1,069,744	$1,016,480	$930,373

Diluted earnings per share	$40.70	$36.03	$31.57	$27.79	$23.48

Adjusted weighted average shares for diluted earnings per share	30,488	32,206	33,882	36,581	39,625

Same Store Sales
Increase in domestic comparable store net sales(2)	2.4%	3.8%	2.8%	0.0%	3.9%

Balance Sheet Data
Current assets	$4,239,573	$3,970,294	$3,580,612	$3,278,013	$2,978,946
Working capital (deficit)	(450,747)	(742,579)	(960,482)	(891,137)	(676,646)
Total assets	8,599,787	8,102,349	7,497,163	6,869,167	6,248,934
Current liabilities	4,690,320	4,712,873	4,541,094	4,169,150	3,655,592
Debt	4,924,119	4,624,876	4,323,106	4,164,078	3,751,478
Long-term capital leases	102,451	87,639	83,098	73,925	72,414
Stockholders’ (deficit)	(1,787,538)	(1,701,390)	(1,621,857)	(1,687,319)	(1,548,025)

Selected Operating Data
Number of locations at beginning of year	5,609	5,391	5,201	5,006	4,813
Acquired locations(3)	—	17	—	—	—
New locations	205	202	190	197	193
Closed locations	—	1	—	2	—

Net new locations	205	201	190	195	193

Relocated locations	6	5	8	11	10

Number of locations at end of year	5,814	5,609	5,391	5,201	5,006

AutoZone domestic commercial programs	4,390	4,141	3,845	3,421	3,053
Inventory per location (in thousands)	$625	$610	$582	$550	$525
Total AutoZone store square footage (in thousands)	38,198	36,815	35,424	34,076	32,706
Average square footage per AutoZone store	6,600	6,587	6,571	6,552	6,533
Increase in AutoZone store square footage	3.8%	3.9%	4.0%	4.2%	4.4%
Average net sales per AutoZone store (in thousands)	$1,773	$1,761	$1,724	$1,736	$1,716
Net sales per AutoZone store square foot	$269	$268	$263	$265	$263
Total employees at end of year (in thousands)	84	81	76	71	70
Inventory turnover(4)	1.4x	1.4x	1.5x	1.6x	1.6x
Accounts payable to inventory ratio	112.8%	112.9%	114.9%	115.6%	111.4%
After-tax return on invested capital(5)	31.3%	31.2%	32.1%	32.9%	33.1%
Adjusted debt to EBITDAR(6)	2.5	2.5	2.5	2.5	2.5
Net cash provided by operating activities (in thousands)	$1,577,329	$1,525,123	$1,341,234	$1,415,011	$1,223,981
Cash flow before share repurchases and changes in debt (in thousands)(7)	$1,166,987	$1,018,440	$924,706	$1,007,761	$949,627
Share repurchases (in thousands)	$1,452,462	$1,271,416	$1,099,212	$1,387,315	$1,362,869
Number of shares repurchased (in thousands)	1,903	2,010	2,232	3,511	3,795

(1)	The fiscal year ended August 31, 2013 consisted of 53 weeks.
(2)	The domestic comparable sales increases are based on sales for all AutoZone domestic stores open at least one year. Relocated stores are included in the same store sales computation based on the year the original store was opened. Closed store sales are included in the same store sales computation up to the week it closes, and excluded from the computation for all periods subsequent to closing. In addition, beginning in fiscal 2013, it also includes all sales through our www.autozone.com website, including consumer direct ship-to-home sales. All prior period same store sales have been restated to be comparable. The effect of including sales from AutoZone branded websites was not material to any period.
(3)	Includes 17 IMC branches acquired on September 27, 2014.

(4)	Inventory turnover is calculated as cost of sales divided by the average merchandise inventory balance over the trailing 5 quarters.
(5)	After-tax return on invested capital is defined as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(6)	Adjusted debt to EBITDAR is defined as the sum of total debt, capital lease obligations and annual rents times six; divided by net income plus interest, taxes, depreciation, amortization, rent and share-based compensation expense. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(7)	Cash flow before share repurchases and changes in debt is defined as the change in cash and cash equivalents less the change in debt plus treasury stock purchases. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at August 27, 2016, operated 5,297 AutoZone stores in the United States, including Puerto Rico; 483 stores in Mexico; eight stores in Brazil; and 26 IMC branches. Each AutoZone store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 27, 2016, in 4,390 of our domestic AutoZone stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in AutoZone stores in Mexico and Brazil. IMC branches carry an extensive line of original equipment quality import replacement parts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and accessories, performance and replacement parts through www.autoanything.com, and our commercial customers can make purchases through www.autozonepro.com and www.imcparts.net. We do not derive revenue from automotive repair or installation services.

Executive Summary

We achieved strong performance in fiscal 2016, delivering record net income of $1.241 billion, a 7.0% increase over the prior year, and sales growth of $448.3 million, a 4.4% increase over the prior year. Both our retail sales and commercial sales grew this past year, as we continue to build our internal sales force and refine our parts assortment.

Our business is impacted by various factors within the economy that affect both our consumer and our industry, including but not limited to fuel costs, unemployment rates and other economic conditions. Given the nature of these macroeconomic factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

One macroeconomic factor affecting our customers and our industry during fiscal 2016 was gas prices. During fiscal 2016, the average price per gallon of unleaded gasoline in the United States was $2.14 per gallon, compared to $2.69 per gallon during fiscal 2015. We believe reduced gas prices gave our customers additional disposable income. With approximately 11 billion gallons of unleaded gas consumption each month across the U.S., each $1 decrease at the pump contributes approximately $11 billion of additional spending capacity to consumers each month. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

During fiscal 2016, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 84% of total sales, with failure related categories continuing to be our largest set of categories. While we have not experienced any fundamental shifts in our category sales mix as compared to previous years, in our domestic stores we did experience a slight increase in mix of sales of the failure and discretionary categories as compared to last year. We believe the improvement in these sales categories was driven by differences in regional weather patterns, improved merchandise assortments due to the products we have added over the last year and lower gas prices. Our sales mix can be impacted by severe or unusual weather over a short term period. Over the long term, we believe the impact of the weather on our sales mix is not significant.

Our primary response to fluctuations in the demand for the products we sell is to adjust our advertising message, store staffing and product assortment. In recent years, we initiated a variety of strategic tests focused on increasing inventory availability in our domestic stores. As part of those tests, we closely studied our hub distribution model, store inventory levels and product assortment, which led to strategic tests on increased frequency of delivery to our domestic stores and significantly expanding parts assortment in select domestic stores we call mega hubs. During fiscal 2015, we concluded our tests on these specific new concepts and continued to roll out these strategic initiatives in fiscal 2016. During fiscal 2016, we continued the implementation of more frequent deliveries from our distribution centers to additional domestic stores and the execution of our mega hub strategy. We expect to continue this effort in fiscal 2017 and beyond.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road.

Miles Driven

We believe that as the number of miles driven increases, consumers’ vehicles are more likely to need service and maintenance, resulting in an increase in the need for automotive hard parts and maintenance items. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen certain time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. Since the beginning of the fiscal year and through June 2016 (latest publicly available information), miles driven increased compared to the same period last year.

Seven Year Old or Older Vehicles

Between 2008 and 2012, new vehicle sales were significantly lower than historical levels, which we believe contributed to an increasing number of seven year old or older vehicles on the road. We estimate vehicles are driven an average of approximately 12,500 miles each year. In seven years, the average miles driven equates to approximately 87,500 miles. Our experience is that at this point in a vehicle’s life, most vehicles are not covered by warranties and increased maintenance is needed to keep the vehicle operating. According to the latest data provided by the Auto Care Association, as of January 1, 2016, the average age of vehicles on the road is 11.6 years as compared to 11.5 years as of January 1, 2015. Although the average age of vehicles continues to increase, it is increasing at a decelerated rate primarily driven by the improvement in new car sales in recent years. However, in the near term, we expect the aging vehicle population to continue to increase as consumers keep their cars longer in an effort to save money during this uncertain economy. As the number of seven year old or older vehicles on the road increases, we expect an increase in demand for the products we sell.

Results of Operations

Fiscal 2016 Compared with Fiscal 2015

For the fiscal year ended August 27, 2016, we reported net sales of $10.636 billion compared with $10.187 billion for the year ended August 29, 2015, a 4.4% increase from fiscal 2015. This growth was driven primarily by domestic same store sales increase of 2.4% and net sales of $177.0 million from new domestic AutoZone stores. Domestic commercial sales for fiscal 2016 increased $129.8 million, or 7.1%, over domestic commercial sales for fiscal 2015.

At August 27, 2016, we operated 5,297 domestic AutoZone stores, 483 stores in Mexico, eight stores in Brazil and 26 IMC branches compared with 5,141 domestic AutoZone stores, 441 stores in Mexico, seven stores in Brazil and 20 IMC branches at August 29, 2015. We reported a total auto parts (domestic, Mexico, Brazil and IMC) sales increase of 4.4% for fiscal 2016.

Gross profit for fiscal 2016 was $5.609 billion, or 52.7% of net sales, compared with $5.327 billion, or 52.3% of net sales for fiscal 2015. The improvement in gross margin was attributable to lower acquisition costs, partially offset by higher supply chain costs associated with current year inventory initiatives (–18 basis points).

Operating, selling, general and administrative expenses for fiscal 2016 increased to $3.548 billion, or 33.4% of net sales, from $3.374 billion, or 33.1% of net sales for fiscal 2015. The increase in operating expenses, as a percentage of sales, was primarily due to higher store payroll.

Interest expense, net for fiscal 2016 was $147.7 million compared with $150.4 million during fiscal 2015. This decrease was primarily due to a decline in borrowing rates, partially offset by higher borrowing levels over the comparable year period. Average borrowings for fiscal 2016 were $4.860 billion, compared with $4.520 billion for fiscal 2015 and weighted average borrowing rates were 2.7% for fiscal 2016, compared to 3.0% for fiscal 2015.

Our effective income tax rate was 35.1% of pre-tax income for fiscal 2016 compared to 35.6% for fiscal 2015. The decrease in the effective income tax rate was driven by a discrete tax item during fiscal 2016.

Net income for fiscal 2016 increased by 7.0% to $1.241 billion, and diluted earnings per share increased 13.0% to $40.70 from $36.03 in fiscal 2015. The impact of the fiscal 2016 stock repurchases on diluted earnings per share in fiscal 2016 was an increase of approximately $1.17.

Fiscal 2015 Compared with Fiscal 2014

For the fiscal year ended August 29, 2015, we reported net sales of $10.187 billion compared with $9.475 billion for the year ended August 30, 2014, a 7.5% increase from fiscal 2014. This growth was driven primarily by domestic same store sales increase of 3.8%, net sales of $185.1 million from new domestic AutoZone stores and the inclusion of IMC sales. Domestic commercial sales for fiscal 2015 increased $208.4 million, or 12.9%, over domestic commercial sales for fiscal 2014.

At August 29, 2015, we operated 5,141 domestic AutoZone stores, 441 stores in Mexico, seven stores in Brazil and 20 IMC branches compared with 4,984 domestic AutoZone stores, 402 stores in Mexico and five stores in Brazil at August 30, 2014. We reported a total auto parts (domestic, Mexico, Brazil and IMC) sales increase of 7.6% for fiscal 2015.

Gross profit for fiscal 2015 was $5.327 billion, or 52.3% of net sales, compared with $4.935 billion, or 52.1% of net sales for fiscal 2014. The improvement in gross margin was attributable to higher merchandise margins, partially offset by the impact of the IMC acquisition finalized during September 2014 (–25 basis points) and higher supply chain costs associated with current year inventory initiatives (–13 basis points).

Operating, selling, general and administrative expenses for fiscal 2015 increased to $3.374 billion, or 33.1% of net sales, from $3.105 billion, or 32.8% of net sales for fiscal 2014. The increase in operating expenses, as a percentage of sales, was primarily due to higher legal costs (–14 basis points) and the impact of IMC (–13 basis points).

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

Seasonality and Quarterly Periods

Our business is somewhat seasonal in nature, with the highest sales typically occurring in the spring and summer months of February through September, in which average weekly per-store sales historically have been about 15% to 20% higher than in the slower months of December and January. During short periods of time, a store’s sales can be affected by weather conditions. Extremely hot or extremely cold weather may enhance sales by causing parts to fail; thereby increasing sales of seasonal products. Mild or rainy weather tends to soften sales, as parts failure rates are lower in mild weather, with elective maintenance deferred during periods of rainy weather. Over the longer term, the effects of weather balance out, as we have locations throughout the United States, Puerto Rico, Mexico and Brazil.

Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consisted of 16 weeks in 2016, 2015 and 2014. Because the fourth quarter contains seasonally high sales volume and consists of 16 weeks, compared with 12 weeks for each of the first three quarters, our fourth quarter represents a disproportionate share of the annual net sales and net income. The fourth quarter of fiscal year 2016 represented 32.0% of annual sales and 34.4% of net income; the fourth quarter of fiscal year 2015 represented 32.3% of annual sales and 34.6% of net income; and the fourth quarter of fiscal 2014 represented 32.2% of annual sales and 34.9% of net income.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. Net cash provided by operating activities was $1.577 billion in 2016, $1.525 billion in 2015 and $1.341 billion in fiscal 2014. Cash flows from operations are favorable to last year primarily due to the growth in net income partially offset by an increase in pension contributions.

Our primary capital requirement has been the funding of our continued new-location development program. From the beginning of fiscal 2014 to August 27, 2016, we have opened 597 new locations. Net cash flows used in investing activities were $505.8 million, compared to $567.9 million in fiscal 2015 and $448.0 million in fiscal 2014. We invested $488.8 million in capital assets in fiscal 2016, compared to $480.6 million in fiscal 2015 and $438.1 million in fiscal 2014. The increase in capital expenditures during this time was primarily attributable to the number and types of locations opened and increased investment in our existing locations. We had new location openings of 205 for fiscal 2016, 202 for fiscal 2015 and 190 for fiscal 2014. Cash flows used in the acquisition of IMC were $75.7 million in fiscal 2015. Cash flows were also used in the purchase of other intangibles for $10 million in each of fiscal 2016 and fiscal 2015. In fiscal 2014 cash flows were used to purchase intangibles for $11.1 million. We invest a portion of our assets held by our wholly owned insurance captive in marketable securities. We purchased $130.2 million in marketable securities in fiscal 2016 and $49.7 million in each of fiscal 2015 and fiscal 2014. We had proceeds from the sale of marketable securities of $120.5 million in fiscal 2016, $46.4 million in fiscal 2015 and $46.8 million in fiscal 2014.

Net cash used in financing activities was $1.053 billion in 2016, $896.7 million in 2015 and $911.6 million in fiscal 2014. The net cash used in financing activities reflected purchases of treasury stock which totaled $1.452 billion for fiscal 2016, $1.271 billion for fiscal 2015 and $1.099 billion for fiscal 2014. The treasury stock purchases in fiscal 2016, 2015 and 2014 were primarily funded by cash flows from operations and by increases in debt levels. Proceeds from issuance of debt were $650 million for each of fiscal 2016 and 2015 and $400 million for fiscal 2014. In fiscal 2016, the proceeds from the issuance of debt were used for general corporate purposes, including for working capital requirements, capital expenditures, store openings and stock repurchases. In fiscal 2015, the proceeds from the issuance of debt were used for the repayment of a portion of our outstanding commercial borrowings, which were used to repay the $500 million 5.750% Senior Notes due January 2015 and for the acquisition of IMC. In fiscal 2014, the proceeds from the issuance of debt were used for the repayment of a portion of the $500 million Senior Notes due in January 2014. We used commercial paper borrowings to repay the $300 million Senior Notes due in November 2015, the $200 million Senior Notes due in June 2016 and the remainder of the $500 million Senior Notes due in January 2014. In 2016 we received net proceeds from the issuance of commercial paper and short-term borrowings in the amount of $149.9 million. Net proceeds from the issuance of commercial paper and short-term borrowings for fiscal 2015 and 2014 were $153.8 million and $256.8 million, respectively.

During fiscal 2017, we expect to invest in our business at an increased rate as compared to fiscal 2016. Our investments are expected to be directed primarily to new locations, supply chain infrastructure, enhancements to existing locations and investments in technology. The amount of our investments in our new locations is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States, Mexico or Brazil, or located in urban or rural areas. During fiscal 2016, 2015 and 2014, our capital expenditures have increased by approximately 2%, 10% and 6%, respectively, as compared to the prior year.

In addition to the building and land costs, our new locations require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate. In recent years, we initiated a variety of strategic tests focused on increasing inventory availability, which increased our inventory per location. Many of our vendors have supported our initiative to update our product assortments by providing extended payment terms. These extended payment terms have allowed us to continue our high accounts payable to inventory ratio. We had an accounts payable to inventory ratio of 112.8% at August 27, 2016, 112.9% at August 29, 2015, and 114.9% at August 30, 2014. The decrease from fiscal 2014 to fiscal 2015 was driven by the inclusion of IMC in fiscal 2015.

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

Our cash balances are held in various locations around the world. As of August 27, 2016 and August 29, 2015, cash and cash equivalents of $78.1 million and $64.9 million, respectively, were held outside of the U.S. and were generally utilized to support liquidity needs in our foreign operations. We intend to continue to permanently reinvest the cash held outside of the U.S. in our foreign operations.

For the fiscal year ended August 27, 2016, our after-tax return on invested capital (“ROIC”) was 31.3% as compared to 31.2% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

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

As of August 27, 2016, we had no outstanding borrowings under either of the revolving credit facilities and $3.3 million of outstanding letters of credit under the Multi-Year Credit Agreement.

The revolving credit facility agreements require that our consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.5:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. Our consolidated interest coverage ratio as of August 27, 2016 was 5.5:1.

As of August 27, 2016, $1.198 billion of commercial paper borrowings and the $400 million 1.300% Notes due January 2017 are classified as long-term in the Consolidated Balance Sheets as we have the ability and intent to refinance on a long-term basis through available capacity in our revolving credit facilities. As of August 27, 2016, we had $1.708 billion of availability under our $1.75 billion revolving credit facilities, which would allow us to replace these short-term obligations with long-term financing facilities.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Multi-Year Credit Agreement. In fiscal 2016, we amended our existing letter of credit facility to decrease the amount that can be requested in letters of credit from $100 million to $75 million effective June 2016. This amendment also extended the maturity date from June 2016 to June 2019. As of August 27, 2016 we had $74.9 million in letters of credit outstanding under the letter of credit facility.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $27.9 million in letters of credit outstanding as of August 27, 2016. These letters of credit have various maturity dates and were issued on an uncommitted basis.

On April 21, 2016, we issued $400 million in 3.125% Senior Notes due April 2026 and $250 million in 1.625% Senior Notes due April 2019 under our shelf registration statement filed with the SEC on April 15, 2015 (the “2015 Shelf Registration”). The 2015 Shelf Registration allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new location openings, stock repurchases and acquisitions. Proceeds from the debt issuances were used for general corporate purposes.

On April 29, 2015, we issued $400 million in 3.250% Senior Notes due April 2025 and $250 million in 2.500% Senior Notes due April 2021 under the 2015 Shelf Registration. Proceeds from the debt issuances were used to repay a portion of the outstanding commercial paper borrowings, which were used to repay the $500 million in 5.750% Senior Notes due in January 2015, and for general corporate purposes.

On January 14, 2014, we issued $400 million in 1.300% Senior Notes due January 2017 under our shelf registration statement filed with the SEC on April 17, 2012. Proceeds from the debt issuance on January 14, 2014, were used to repay a portion of the $500 million in 6.500% Senior Notes due January 2014. We used commercial paper borrowings to repay the remainder of the 6.500% Senior Notes.

The 5.750% Senior Notes issued in July 2009 and the 7.125% Senior Notes issued during August 2008 (collectively, the “Notes”), are subject to an interest rate adjustment if the debt ratings assigned to the Notes are downgraded. Further, all senior notes contain a provision that repayment of the notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our senior notes contain minimal covenants, primarily restrictions on liens. Under our revolving credit facilities, covenants include limitations on total indebtedness, restrictions on liens, a maximum debt to earnings ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. These covenants are in addition to the consolidated interest coverage ratio discussed above. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs.

As of August 27, 2016, we were in compliance with all covenants related to our borrowing arrangements and expect to remain in compliance with those covenants in the future.

For the fiscal year ended August 27, 2016, our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.5:1 as compared to 2.5:1 as of the comparable prior year end. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based compensation expense to net income. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors (the “Board”). On March 22, 2016, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $16.4 billion to $17.15 billion. From January 1998 to August 27, 2016, we have repurchased a total of 140.8 million shares at an aggregate cost of $16.755 billion. We repurchased 1.9 million shares of common stock at an aggregate cost of $1.452 billion during fiscal 2016, 2.0 million shares of common stock at an aggregate cost of $1.271 billion during fiscal 2015 and 2.2 million shares of common stock at an aggregate cost of $1.099 billion during fiscal 2014. Considering cumulative repurchases as of August 27, 2016, we had $395.4 million remaining under the Board’s authorization to repurchase our common stock.

On September 22, 2016, the Board voted to increase the authorization by $750 million. This brings the total value of shares authorized to $17.9 billion. Subsequent to August 27, 2016, we have repurchased 390,473 shares of common stock at an aggregate cost of $297.6 million. Considering the cumulative repurchases and the increase in authorization subsequent to August 27, 2016, we have $847.7 million remaining under the Board’s authorization to repurchase our common stock.

Financial Commitments

The following table shows our significant contractual obligations as of August 27, 2016:

(in thousands)	Total Contractual Obligations	Payment Due by Period
		Less than 1 year	Between 1-3 years	Between 3-5 years	Over 5 years
Debt(1)	$4,947,500	$1,597,500	$500,000	$750,000	$2,100,000
Interest payments(2)	692,131	118,975	214,938	181,031	177,187
Operating leases(3)	2,106,257	274,341	514,564	426,483	890,869
Capital leases(4)	151,951	44,834	77,338	29,779	—
Self-insurance reserves(5)	222,188	78,458	71,860	30,923	40,947
Construction commitments	106,619	106,619	—	—	—

	$8,226,646	$2,220,727	$1,378,700	$1,418,216	$3,209,003

(1)	Debt balances represent principal maturities, excluding interest, discounts and debt issuance costs.
(2)	Represents obligations for interest payments on long-term debt.
(3)	Operating lease obligations are inclusive of amounts accrued within deferred rent and closed store obligations reflected in our consolidated balance sheets.
(4)	Capital lease obligations include related interest.
(5)	Self-insurance reserves reflect estimates based on actuarial calculations. Although these obligations do not have scheduled maturities, the timing of future payments are predictable based upon historical patterns. Accordingly, we reflect the net present value of these obligations in our consolidated balance sheets.

We have pension obligations reflected in our consolidated balance sheets that are not reflected in the table above due to the absence of scheduled maturities and the nature of the account. During fiscal 2016, we made contributions of $52.7 million to the pension plan. We expect to make contributions of approximately $17.8 million during fiscal 2017; however a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

As of August 27, 2016, our defined benefit obligation associated with our pension plans is $328.5 million and our pension assets are valued at $289.4 million, resulting in a net pension obligation of $39.1 million. Amounts recorded in Accumulated other comprehensive loss are $145.9 million at August 27, 2016. The balance in Accumulated other comprehensive loss will be amortized into pension expense in the future, unless the losses are recovered in future periods through actuarial gains.

Additionally, our tax liability for uncertain tax positions, including interest and penalties, was $25.8 million at August 27, 2016. Approximately $4.9 million is classified as current liabilities and $20.9 million is classified as long-term liabilities. We did not reflect these obligations in the table above as we are unable to make an estimate of the timing of payments of the long-term liabilities due to uncertainties in the timing and amounts of the settlement of these tax positions.

Off-Balance Sheet Arrangements

The following table reflects outstanding letters of credit and surety bonds as of August 27, 2016:

(in thousands)	Total Other Commitments
Standby letters of credit	$106,104
Surety bonds	33,381

$139,485

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

Reconciliation of Non-GAAP Financial Measure: Cash Flow Before Share Repurchases and Changes in Debt

The following table reconciles net increase (decrease) in cash and cash equivalents to cash flow before share repurchases and changes in debt, which is presented in “Selected Financial Data”:

	Fiscal Year Ended August
(in thousands)	2016	2015	2014	2013	2012
Net increase/(decrease) in cash and cash equivalents	$14,425	$50,824	$(17,706)	$39,098	$5,487
Less: Increase in debt, excluding deferred financing costs	299,900	303,800	156,800	418,652	418,729
Plus: Share repurchases	1,452,462	1,271,416	1,099,212	1,387,315	1,362,869

Cash flow before share repurchases and changes in debt	$1,166,987	$1,018,440	$924,706	$1,007,761	$949,627

Reconciliation of Non-GAAP Financial Measure: After-tax Return on Invested Capital (“ROIC”)

The following table calculates the percentage of ROIC. ROIC is calculated as after-tax operating profit (excluding rent) divided by invested capital (which includes a factor to capitalize operating leases). The ROIC percentages are presented in “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands, except percentages)	2016	2015	2014	2013(1)	2012
Net income	$1,241,007	$1,160,241	$1,069,744	$1,016,480	$930,373
Adjustments:
Interest expense	147,681	150,439	167,509	185,415	175,905
Rent expense	280,490	269,458	253,813	246,340	229,417
Tax effect(2)	(150,288)	(149,483)	(150,412)	(155,432)	(145,916)

After-tax return	$1,518,890	$1,430,655	$1,340,654	$1,292,803	$1,189,779

Average debt(3)	$4,820,402	$4,458,114	$4,258,796	$3,930,975	$3,492,672
Average (deficit)(4)	(1,774,329)	(1,619,596)	(1,709,778)	(1,581,832)	(1,372,342)
Rent x 6(5)	1,682,940	1,616,748	1,522,878	1,478,040	1,376,502
Average capital lease obligations(6)	131,008	126,096	108,475	102,729	96,027

Invested capital	$4,860,021	$4,581,362	$4,180,371	$3,929,912	$3,592,859

ROIC	31.3%	31.2%	32.1%	32.9%	33.1%

(1)	The fiscal year ended August 31, 2013 consisted of 53 weeks.
(2)	The effective tax rate during fiscal 2016, 2015, 2014, 2013 and 2012 was 35.1% 35.6% 35.7%, 36.0% and 36.0%, respectively.
(3)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(4)	Average equity is equal to the average of our stockholders’ (deficit) measured as of the previous five quarters.
(5)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(6)	Average capital lease obligations is computed as the average of our capital lease obligations over the previous five quarters.

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

	Fiscal Year Ended August
(in thousands, except ratios)	2016	2015	2014	2013(1)	2012
Net income	$1,241,007	$1,160,241	$1,069,744	$1,016,480	$930,373
Add: Interest expense	147,681	150,439	167,509	185,415	175,905
Income tax expense	671,707	642,371	592,970	571,203	522,613

EBIT	2,060,395	1,953,051	1,830,223	1,773,098	1,628,891
Add: Depreciation and amortization expense	297,397	269,919	251,267	227,251	211,831
Rent expense	280,490	269,458	253,813	246,340	229,417
Share-based expense	39,825	40,995	39,390	37,307	33,363

EBITDAR	$2,678,107	$2,533,423	$2,374,693	$2,283,996	$2,103,502

Debt	$4,924,119	$4,624,876	$4,323,106	$4,164,078	$3,751,478
Capital lease obligations	147,285	128,167	119,603	106,171	102,256
Rent x 6	1,682,940	1,616,748	1,522,878	1,478,040	1,376,502

Adjusted debt	$6,754,344	$6,369,791	$5,965,587	$5,748,289	$5,230,236

Adjusted debt to EBITDAR	2.5	2.5	2.5	2.5	2.5

(1)	The fiscal year ended August 31, 2013 consisted of 53 weeks.

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

Inventory Reserves and Cost of Sales

LIFO

We state our inventories at the lower of cost or market. Inventory cost has been determined using the last-in, first-out (“LIFO”) method for domestic inventories and the weighted average cost method for Mexico and Brazil inventories. Due to price deflation on our merchandise purchases, we have exhausted our LIFO reserve balance. Our policy is not to write up inventory in excess of replacement cost, which is based on average cost. The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on our merchandise purchases, was $364.1 million at August 27, 2016.

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

Each quarter, we evaluate the accrued shrinkage in light of the actual shrink results from physical inventory counts. To the extent our actual physical inventory count results differ from our estimates, we may experience material adjustments to our financial statements. Historically, we have not experienced material adjustments to our shrinkage estimates and do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use. Over the last three years, there has been less than a 50 basis point fluctuation in our shrinkage rate (shrink loss as a percent of sales).

A 10% difference in our inventory reserves as of August 27, 2016, would have affected net income by approximately $6.2 million in fiscal 2016.

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

Goodwill and Intangibles

We evaluate goodwill and indefinite-lived intangibles for impairment annually in the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate the carrying values exceed the current fair values. We evaluate the likelihood of impairment by considering qualitative factors, such as macroeconomic, industry, market, or any other factors that could impact the reporting unit’s fair value. If these factors indicate impairment, we perform a quantitative assessment to determine if the carrying value exceeds the fair value. Goodwill is evaluated at the reporting unit level and involves valuation methods including forecasting future financial performance, estimates of discount rates and other factors. If the carrying value of the reporting unit’s goodwill exceeds the fair value, we recognize an impairment loss.

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

The carrying value of goodwill at August 27, 2016 and August 29, 2015 was $391.9 million. No impairment charges were recognized in fiscal 2016, 2015 and 2014.

Self-Insurance Reserves

We retain a significant portion of the risks associated with workers’ compensation, employee health, general and products liability, property and vehicle liability; and we obtain third party insurance to limit the exposure related to certain of these risks. Our self-insurance reserve estimates totaled $214.4 million at August 27, 2016, and $205.3 million at August 29, 2015. This change is primarily reflective of our growing operations, including inflation, increases in health care costs, the number of vehicles and the number of hours worked, as well as our historical claims experience.

The assumptions made by management in estimating our self-insurance reserves include consideration of historical cost experience, judgments about the present and expected levels of cost per claim and retention levels. We utilize various methods, including analyses of historical trends and actuarial methods, to estimate the cost to settle reported claims and claims incurred but not yet reported. The actuarial methods develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. When estimating these liabilities, we consider factors, such as the severity, duration and frequency of claims, legal costs associated with claims, healthcare trends and projected inflation of related factors. In recent history, our methods for determining our exposure have remained consistent, and our historical trends have been appropriately factored into our reserve estimates. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly.

Management believes that the various assumptions developed and actuarial methods used to determine our self- insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management, and as a result these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents and the incidence of illness, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be overstated or understated. For instance, a 10% change in our self-insurance liability would have affected net income by approximately $13.9 million for fiscal 2016.

Our liabilities for workers’ compensation, certain general and product liability, property and vehicle claims do not have scheduled maturities; however, the timing of future payments is predictable based on historical patterns and is relied upon in determining the current portion of these liabilities. Accordingly, we reflect the net present value of the obligations we determine to be long-term using the risk-free interest rate as of the balance sheet date. If the discount rate used to calculate the present value of these reserves changed by 50 basis points, net income would have been affected by approximately $2.1 million for fiscal 2016. Our liability for health benefits is classified as current, as the historical average duration of claims is approximately six weeks.

Income Taxes

Our income tax returns are audited by state, federal and foreign tax authorities, and we are typically engaged in various tax examinations at any given time. Tax contingencies often arise due to uncertainty or differing interpretations of the application of tax rules throughout the various jurisdictions in which we operate. The contingencies are influenced by items such as tax audits, changes in tax laws, litigation, appeals and prior experience with similar tax positions. We regularly review our tax reserves for these items and assess the adequacy of the amount we have recorded. As of August 27, 2016, we had approximately $25.8 million reserved for uncertain tax positions.

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

Expected long-term rate of return on plan assets: For the fiscal year ended August 27, 2016, we have assumed a 7.0% long-term rate of return on our plan assets. This estimate is a judgmental matter in which management considers the composition of our asset portfolio, our historical long-term investment performance and current market conditions. We review the expected long-term rate of return on an annual basis, and revise it accordingly. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our long-term strategy to manage pension cost and reduce volatility in our assets. In August 2014, our Investment Committee approved a revised asset allocation target for the investments held by the pension plan. Based on the revised asset allocation target, the expected long-term rate of return on plan assets changed from 7.5% for the year ended August 30, 2014, to 7.0% for the years ending August 29, 2015 and August 27, 2016. At August 27, 2016, our plan assets totaled $289.4 million in our qualified plan. Our assets are generally valued using the net asset values, which are determined by valuing investments at the closing price or last trade reported on such date on the major market on which the individual securities are traded. We have no assets in our nonqualified plan. A 50 basis point change in our expected long term rate of return would impact annual pension expense by approximately $1.4 million for the qualified plan.

Discount rate used to determine benefit obligations: This rate is highly sensitive and is adjusted annually based on the interest rate for long-term, high-quality, corporate bonds as of the measurement date using yields for maturities that are in line with the duration of our pension liabilities. For fiscal 2016, we assumed a discount rate of 3.7%. A decrease in the discount rate increases our projected benefit obligation and pension expense. A 50 basis point change in the discount rate at August 27, 2016 would impact annual pension expense/income by approximately $1.8 million for the qualified plan and $24 thousand for the nonqualified plan.

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

The fair value of our debt was estimated at $5.117 billion as of August 27, 2016, and $4.696 billion as of August 29, 2015, based on the quoted market prices for the same or similar debt issues or on the current rates available to us for debt having the same remaining maturities. Such fair value is greater than the carrying value of debt by $192.7 million and $70.7 million at August 27, 2016 and August 29, 2015, respectively. We had $1.198 billion of variable rate debt outstanding at August 27, 2016, and $1.048 million of variable rate debt outstanding at August 29, 2015. In fiscal 2016, at this borrowing level for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable impact on our pre-tax earnings and cash flows of approximately $12.0 million. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding debt of $3.727 billion, net of unamortized debt issuance costs of $23.4 million, at August 27, 2016, and $3.577 billion, net of unamortized debt issuance costs of $22.7 million, at August 29, 2015. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by approximately $178.9 million at August 27, 2016.

Fuel Price Risk

From time to time, we utilize fuel swap contracts in order to lower fuel cost volatility in our operating results. Historically, the instruments were executed to economically hedge a portion of our diesel and unleaded fuel exposure. However, we have not designated the fuel swap contracts as hedging instruments; and therefore, the contracts have not qualified for hedge accounting treatment. In fiscal 2015, we entered into a fuel swap to economically hedge the commodity cost associated with our unleaded fuel usage. The notional amount of the contract was 2.9 million gallons and terminated March 31, 2015. The swap had no significant impact on the results of operations. We did not enter into any fuel swap contracts during fiscal 2016 or 2014.

Foreign Currency Risk

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than our entities’ functional currencies. To minimize our risk, we generally enter into transactions denominated in the respective functional currencies. We are exposed to Brazilian reals, Canadian dollars, euros, Chinese yuan renminbi and British pounds, but our primary foreign currency exposure arises from Mexican peso-denominated revenues and profits and their translation into U.S. dollars. Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material.

We view our investments in Mexican subsidiaries as long-term. As a result, we generally do not hedge these net investments. The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the year-end exchange rates was $398.0 million at August 27, 2016 and $366.7 million at August 29, 2015. The year-end exchange rates with respect to the Mexican peso decreased by approximately 9% against the U.S. dollar during fiscal 2016 and decreased by approximately 29% during fiscal 2015. The potential loss in value of our net assets in the Mexican subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at August 27, 2016 and August 29, 2015, would be approximately $36.2 million and approximately $33.3 million, respectively. Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the foreign currency translation component of Accumulated other comprehensive loss, unless the Mexican subsidiaries are sold or otherwise disposed.

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of August 27, 2016, the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of August 27, 2016.

Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting as of August 27, 2016 is included in this Annual Report on Form 10-K.

/s/ WILLIAM C. RHODES, III
William C. Rhodes, III Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ WILLIAM T. GILES
William T. Giles Chief Financial Officer and Executive Vice President – Finance, Information Technology and ALLDATA (Principal Financial Officer)

Certifications

Compliance with NYSE Corporate Governance Listing Standards

On January 11, 2016, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Rule 13a-14(a) Certifications of Principal Executive Officer and Principal Financial Officer

The Company has filed, as exhibits to its Annual Report on Form 10-K for the fiscal year ended August 27, 2016, the certifications of its Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AutoZone, Inc.

We have audited AutoZone, Inc.’s internal control over financial reporting as of August 27, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the “COSO criteria”). AutoZone, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on AutoZone, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, AutoZone, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 27, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AutoZone, Inc. as of August 27, 2016 and August 29, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended August 27, 2016 of AutoZone, Inc. and our report dated October 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

October 24, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AutoZone, Inc.

We have audited the accompanying consolidated balance sheets of AutoZone, Inc. as of August 27, 2016 and August 29, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended August 27, 2016. These financial statements are the responsibility of AutoZone, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoZone, Inc. as of August 27, 2016 and August 29, 2015 and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 27, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AutoZone, Inc.’s internal control over financial reporting as of August 27, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated October 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

October 24, 2016

Consolidated Statements of Income

	Year Ended
(in thousands, except per share data)	August 27, 2016 (52 weeks)	August 29, 2015 (52 weeks)	August 30, 2014 (52 weeks)
Net sales	$10,635,676	$10,187,340	$9,475,313
Cost of sales, including warehouse and delivery expenses	5,026,940	4,860,309	4,540,406

Gross profit	5,608,736	5,327,031	4,934,907
Operating, selling, general and administrative expenses	3,548,341	3,373,980	3,104,684

Operating profit	2,060,395	1,953,051	1,830,223
Interest expense, net	147,681	150,439	167,509

Income before income taxes	1,912,714	1,802,612	1,662,714
Income tax expense	671,707	642,371	592,970

Net income	$1,241,007	$1,160,241	$1,069,744

Weighted average shares for basic earnings per share	29,889	31,560	33,267
Effect of dilutive stock equivalents	599	646	615

Weighted average shares for diluted earnings per share	30,488	32,206	33,882

Basic earnings per share	$41.52	$36.76	$32.16

Diluted earnings per share	$40.70	$36.03	$31.57

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Year Ended
(in thousands)	August 27, 2016 (52 weeks)	August 29, 2015 (52 weeks)	August 30, 2014 (52 weeks)
Net income	$1,241,007	$1,160,241	$1,069,744

Other comprehensive loss:
Pension liability adjustments, net of taxes(1)	(18,095)	(6,975)	(12,959)
Foreign currency translation adjustments	(39,524)	(113,652)	4,647
Unrealized gains (losses) on marketable securities, net of taxes(2)	146	(102)	101
Net derivative activity, net of taxes(3)	(538)	114	96

Total other comprehensive loss	(58,011)	(120,615)	(8,115)

Comprehensive income	$1,182,996	$1,039,626	$1,061,629

(1)	Pension liability adjustments are presented net of taxes of $11,394 in 2016, $4,638 in 2015 and $8,287 in 2014.
(2)	Unrealized gains (losses) on marketable securities are presented net of taxes of $79 in 2016, $55 in 2015 and $54 in 2014.
(3)	Net derivative activities are presented net of taxes of $315 in 2016, $68 in 2015 and $87 in 2014.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(in thousands)	August 27, 2016	August 29, 2015
Assets
Current assets:
Cash and cash equivalents	$189,734	$175,309
Accounts receivable	287,680	247,872
Merchandise inventories	3,631,916	3,421,635
Other current assets	130,243	121,847
Deferred income taxes	—	3,631

Total current assets	4,239,573	3,970,294

Property and equipment:
Land	998,460	966,916
Buildings and improvements	3,169,575	2,989,399
Equipment	1,550,792	1,422,949
Leasehold improvements	434,615	395,714
Construction in progress	176,673	116,729

	6,330,115	5,891,707
Less: Accumulated depreciation and amortization	2,596,861	2,386,075

	3,733,254	3,505,632
Goodwill	391,887	391,887
Deferred income taxes	36,855	42,615
Other long-term assets	198,218	191,921

	626,960	626,423

	$8,599,787	$8,102,349

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,095,854	$3,864,168
Accrued expenses and other	551,625	531,561
Income taxes payable	42,841	58,082
Deferred income taxes	—	259,062

Total current liabilities	4,690,320	4,712,873
Long-term debt	4,924,119	4,624,876
Deferred income taxes	284,500	—
Other long-term liabilities	488,386	465,990

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 30,329 shares issued and 29,118 shares outstanding in 2016 and 32,098 shares issued and 30,659 shares outstanding in 2015	303	321
Additional paid-in capital	1,054,647	938,355
Retained deficit	(1,602,186)	(1,418,738)
Accumulated other comprehensive loss	(307,529)	(249,518)
Treasury stock, at cost	(932,773)	(971,810)

Total stockholders’ deficit	(1,787,538)	(1,701,390)

	$8,599,787	$8,102,349

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended
(in thousands)	August 27, 2016 (52 weeks)	August 29, 2015 (52 weeks)	August 30, 2014 (52 weeks)
Cash flows from operating activities:
Net income	$1,241,007	$1,160,241	$1,069,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	297,397	269,919	251,267
Amortization of debt origination fees	7,980	6,230	6,856
Income tax benefit from exercise of stock options	(63,731)	(47,895)	(23,771)
Deferred income taxes	45,019	35,971	(14,698)
Share-based compensation expense	39,825	40,995	39,390
Pension plan contributions	(52,721)	(17,077)	(16,910)
Changes in operating assets and liabilities:
Accounts receivable	(41,447)	(36,466)	(27,963)
Merchandise inventories	(227,518)	(266,776)	(276,834)
Accounts payable and accrued expenses	271,198	291,736	285,269
Income taxes payable	50,122	74,487	46,555
Other, net	10,198	13,758	2,329

Net cash provided by operating activities	1,577,329	1,525,123	1,341,234

Cash flows from investing activities:
Capital expenditures	(488,791)	(480,579)	(438,116)
Acquisition of business, net of cash	—	(75,744)	—
Purchase of intangibles	(10,000)	(10,000)	(11,112)
Purchase of marketable securities	(130,170)	(49,740)	(49,736)
Proceeds from sale of marketable securities	120,472	46,411	46,796
Proceeds from disposal of capital assets and other, net	2,654	1,741	4,200

Net cash used in investing activities	(505,835)	(567,911)	(447,968)

Cash flows from financing activities:
Net proceeds of commercial paper	149,900	153,800	256,800
Proceeds from issuance of debt	650,000	650,000	400,000
Repayment of debt	(500,000)	(500,000)	(500,000)
Net proceeds from sale of common stock	80,289	66,717	42,034
Purchase of treasury stock	(1,452,462)	(1,271,416)	(1,099,212)
Income tax benefit from exercise of stock options	63,731	47,895	23,771
Payments of capital lease obligations	(36,320)	(34,986)	(32,656)
Other, net	(7,935)	(8,712)	(2,294)

Net cash used in financing activities	(1,052,797)	(896,702)	(911,557)

Effect of exchange rate changes on cash	(4,272)	(9,686)	585

Net increase (decrease) in cash and cash equivalents	14,425	50,824	(17,706)
Cash and cash equivalents at beginning of year	175,309	124,485	142,191

Cash and cash equivalents at end of year	$189,734	$175,309	$124,485

Supplemental cash flow information:
Interest paid, net of interest cost capitalized	$136,731	$137,630	$166,477

Income taxes paid	$582,384	$539,152	$556,974

Assets acquired through capital lease	$94,052	$71,047	$64,927

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Deficit

(in thousands)	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at August 31, 2013	36,768	$368	$814,457	$(1,378,936)	$(120,788)	$(1,002,420)	$(1,687,319)
Net income				1,069,744			1,069,744
Total other comprehensive income					(8,115)		(8,115)
Purchase of 2,232 shares of treasury stock						(1,099,212)	(1,099,212)
Retirement of treasury shares	(3,153)	(32)	(73,995)	(1,219,931)		1,293,958	–
Issuance of common stock under stock options and stock purchase plans	243	3	42,031				42,034
Share-based compensation expense			37,240				37,240
Income tax benefit from exercise of stock options			23,771				23,771

Balance at August 30, 2014	33,858	339	843,504	(1,529,123)	(128,903)	(807,674)	(1,621,857)
Net income				1,160,241			1,160,241
Total other comprehensive loss					(120,615)		(120,615)
Purchase of 2,010 shares of treasury stock						(1,271,416)	(1,271,416)
Retirement of treasury shares	(2,125)	(21)	(57,403)	(1,049,856)		1,107,280	–
Issuance of common stock under stock options and stock purchase plans	365	3	66,714				66,717
Share-based compensation expense			37,645				37,645
Income tax benefit from exercise of stock options			47,895				47,895

Balance at August 29, 2015	32,098	321	938,355	(1,418,738)	(249,518)	(971,810)	(1,701,390)
Net income				1,241,007			1,241,007
Total other comprehensive loss					(58,011)		(58,011)
Purchase of 1,903 shares of treasury stock						(1,452,462)	(1,452,462)
Retirement of treasury shares	(2,132)	(21)	(67,023)	(1,424,455)		1,491,499	–
Issuance of common stock under stock options and stock purchase plans	363	3	80,286				80,289
Share-based compensation expense			39,298				39,298
Income tax benefit from exercise of stock options			63,731				63,731

Balance at August 27, 2016	30,329	$303	$1,054,647	$(1,602,186)	$(307,529)	$(932,773)	$(1,787,538)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

Business: AutoZone, Inc. and its wholly owned subsidiaries (“AutoZone” or the “Company”) are principally a retailer and distributor of automotive parts and accessories. At the end of fiscal 2016, the Company operated 5,297 AutoZone stores in the United States (“U.S.”), including Puerto Rico; 483 stores in Mexico; eight stores in Brazil and 26 IMC branches. Each AutoZone store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At the end of fiscal 2016, 4,390 of the domestic AutoZone stores had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. AutoZone stores in Mexico and Brazil also have commercial programs. IMC branches carry an extensive line of original equipment quality import replacement parts. The Company also sells the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, the Company sells automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and accessories, performance and replacement parts through www.autoanything.com, and its commercial customers can make purchases through www.autozonepro.com and www.imcparts.net. The Company does not derive revenue from automotive repair or installation services.

Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks ending on the last Saturday in August. Fiscal 2016, fiscal 2015 and fiscal 2014 each had 52 weeks.

Basis of Presentation: The consolidated financial statements include the accounts of AutoZone, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the prior years’ Consolidated Statements of Cash Flows to conform to the current year’s presentation due to significant pension plan contributions made in fiscal 2016.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash equivalents consist of investments with original maturities of 90 days or less at the date of purchase. Cash equivalents include proceeds due from credit and debit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash and cash equivalents were $46.8 million at August 27, 2016 and $45.1 million at August 29, 2015.

Cash balances are held in various locations around the world. Cash and cash equivalents of $78.1 million and $64.9 million were held outside of the U.S. as of August 27, 2016, and August 29, 2015, respectively, and were generally utilized to support liquidity needs in foreign operations. The Company intends to continue to permanently reinvest the cash held outside of the U.S. in its foreign operations.

Accounts Receivable: Accounts receivable consists of receivables from commercial customers and vendors, and are presented net of an allowance for uncollectible accounts. AutoZone routinely grants credit to certain of its commercial customers. The risk of credit loss in its trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms and sales to a large number of customers, as well as the low dollar value per transaction for most of its sales. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable. Historically, credit losses have been within management’s expectations and the allowances for uncollectible accounts were $7.4 million at August 27, 2016, and $5.9 million at August 29, 2015.

Merchandise Inventories: Inventories are stated at the lower of cost or market. Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method for domestic inventories and the weighted average cost method for Mexico and Brazil inventories. Due to price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is not to write up inventory in excess of replacement cost, which is based on average cost. The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $364.1 million at August 27, 2016, and $332.6 million at August 29, 2015.

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

Impairment of Long-Lived Assets: The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such an event occurs, the Company compares the sum of the undiscounted expected future cash flows of the asset (asset group) with the carrying amounts of the asset. If the undiscounted expected future cash flows are less than the carrying value of the assets, the Company measures the amount of impairment loss as the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no material impairment losses recorded in the three years ended August 27, 2016.

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

Foreign Currency: The Company accounts for its Mexican, Brazilian, Canadian, European, Chinese and British operations using the Mexican peso, Brazilian real, Canadian dollar, euro, Chinese yuan renminbi and British pound as the functional currencies, respectively, and converts its financial statements from these currencies to U.S. dollars. The cumulative loss on currency translation is recorded as a component of Accumulated other comprehensive loss (see “Note G – Accumulated Other Comprehensive Loss”).

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

Deferred Rent: The Company recognizes rent expense on a straight-line basis over the course of the lease term, which includes any reasonably assured renewal periods, beginning on the date the Company takes physical possession of the property (see “Note O – Leases”). Differences between this calculated expense and cash payments are recorded as a liability within the Accrued expenses and other and Other long-term liabilities captions in the accompanying Consolidated Balance Sheets, based on the terms of the lease. Deferred rent approximated $121.7 million as of August 27, 2016, and $113.7 million as of August 29, 2015.

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

Income Taxes: The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our effective tax rate is based on income by tax jurisdiction, statutory rates and tax saving initiatives available to the Company in the various jurisdictions in which we operate.

The Company recognizes liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company must determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.

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

The Company expenses advertising costs as incurred. Advertising expense, net of vendor promotional funds, was $98.3 million in fiscal 2016, $98.0 million in fiscal 2015 and $84.7 million in fiscal 2014. Vendor promotional funds, which reduced advertising expense, amounted to $21.4 million in fiscal 2016, $22.0 million in fiscal 2015 and $28.4 million in fiscal 2014.

Cost of Sales and Operating, Selling, General and Administrative Expenses: The following illustrates the primary costs classified in each major expense category:

Cost of Sales

•	Total cost of merchandise sold, including:

•	Freight expenses associated with moving merchandise inventories from the Company’s vendors to the distribution centers;

•	Vendor allowances that are not reimbursements for specific, incremental, identifiable costs

•	Costs associated with operating the Company’s supply chain, including payroll and benefit costs, warehouse occupancy costs, transportation costs and depreciation; and

•	Inventory shrinkage

Operating, Selling, General and Administrative Expenses

•	Payroll and benefit costs for store and store support employees;

•	Occupancy costs of store and store support facilities;

•	Depreciation and amortization related to retail and store support assets;

•	Transportation costs associated with commercial and hub deliveries;

•	Advertising;

•	Self insurance costs; and

•	Other administrative costs, such as credit card transaction fees, legal costs, supplies and travel and lodging

Warranty Costs: The Company or the vendors supplying its products provide the Company’s customers limited warranties on certain products that range from 30 days to lifetime. In most cases, the Company’s vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate. These obligations, which are often funded by vendor allowances, are recorded within the Accrued expenses and other caption in the Consolidated Balance Sheets. For vendor allowances that are in excess of the related estimated warranty expense for the vendor’s products, the excess is recorded as a reduction in inventory cost and recognized as a reduction to cost of sales as the related inventory is sold.

Shipping and Handling Costs: The Company does not generally charge customers separately for shipping and handling. Substantially all the costs the Company incurs to ship products to our stores are included in cost of sales.

Pre-opening Expenses: Pre-opening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Earnings per Share: Basic earnings per share is based on the weighted average outstanding common shares. Diluted earnings per share is based on the weighted average outstanding common shares adjusted for the effect of common stock equivalents, which are primarily stock options. There were 19,880 stock options excluded from the diluted earnings per share calculation because they would have been anti-dilutive as of August 27, 2016. There were 1,640 stock options excluded for the year ended August 29, 2015, and 1,000 stock options excluded for the year ended August 30, 2014, because they would have been anti-dilutive.

Share-Based Payments: Share-based payments include stock option grants and certain other transactions under the Company’s stock plans. The Company recognizes compensation expense for its share-based payments over the requisite service period based on the fair value of the awards. See “Note B – Share-Based Payments” for further discussion.

Risk and Uncertainties: In fiscal 2016, one class of similar products accounted for approximately 11 percent of the Company’s total revenues, and one vendor supplied approximately 10 percent of the Company’s total purchases. No other class of similar products accounted for 10 percent or more of total revenues, and no other individual vendor provided more than 10 percent of total purchases.

Recently Adopted Accounting Pronouncements:

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes (Topic 740). ASU 2015-17 requires all deferred tax liabilities and assets to be presented in the balance sheet as noncurrent. The Company early adopted this standard prospectively during the year ended August 27, 2016. The adoption of this standard resulted in reclassifying current deferred income tax assets to noncurrent deferred income tax assets and current deferred income tax liabilities to noncurrent deferred income tax liabilities. No prior periods were retrospectively adjusted.

Recently Issued Accounting Pronouncements: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company is in the process of evaluating the impact of the provisions of ASU 2014-09 on its consolidated financial statements. This update will be effective for the Company at the beginning of its fiscal 2019 year.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount, as if the accounting had been completed at the acquisition date. The Company does not expect the provisions of ASU 2015-16 to have a material impact on its consolidated financial statements. This update will be effective for the Company beginning with its fiscal 2017 first quarter.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires that all financial assets and liabilities not accounted for under the equity method be measured at fair value with the changes in fair value recognized in net income. The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update supersede the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments carried at amortized cost. The Company can early adopt the provision requiring it to recognize in other comprehensive income the fair value change from instrument-specific credit risk measured using the fair value option for financial instruments. Except for this early application guidance, early adoption is not permitted. The Company is still evaluating the effects of the provisions of ASU 2016-01 on its consolidated financial statements. This update will be effective for the Company beginning with its fiscal 2019 first quarter.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. The Company is still evaluating the effects of the provisions of ASU 2016-02 on its consolidated financial statements. This update will be effective for the Company beginning with its fiscal 2020 first quarter.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. ASU 2016-04 requires that breakage of both financial and nonfinancial liabilities related to the sale of prepaid stored-value products be accounted for consistent with the revenue recognition guidance in Topic 606. This guidance requires an entity to derecognize the liability related to expected breakage in proportion to the pattern of rights expected to be exercised by the consumer only if it is probable that a significant reversal of the recognized breakage amount will not occur. Changes to an entity’s estimated breakage amount must be accounted for as a change in accounting estimate. Early adoption is permitted. The Company does not expect the provisions of ASU 2016-04 to have a material impact on its financial statements. This update will be effective for the Company beginning with its fiscal 2019 first quarter.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Early adoption is permitted. The Company expects to adopt the provisions of ASU 2016-09 beginning with its fiscal 2017 first quarter. The Company does not expect the provisions to have a material impact on its consolidated financial statements except for the income tax consequences, which will be dependent on the volume of future option exercise activity.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the Emerging Issues Task Force). ASU 2016-15 provides guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance must be applied retrospectively to all periods presented but may be applied prospectively if retrospective application would be impracticable. Early adoption is permitted. The Company is in the process of evaluating the impact of the provisions of ASU 2016-15 on its consolidated financial statements. This update will be effective for the Company at the beginning of its fiscal 2019 year.

The Company believes that no other new accounting guidance that was issued during fiscal 2016 will be relevant to the readers of its financial statements.

Note B – Share-Based Payments

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $39.8 million for fiscal 2016, $41.0 million for fiscal 2015 and $39.4 million for fiscal 2014. As of August 27, 2016, share-based compensation expense for unvested awards not yet recognized in earnings was $41.3 million and will be recognized over a weighted average period of 2.2 years. Tax deductions in excess of recognized compensation cost are classified as a financing cash inflow.

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

During fiscal 2016, the Company’s stockholders approved the Amended and Restated AutoZone, Inc. 2011 Equity Incentive Award Plan (the “Amended 2011 Equity Plan”). The Amended 2011 Equity Plan imposes a maximum limit on the compensation, measured as the sum of any cash compensation and the aggregate grant date fair value of awards granted under the Amended 2011 Equity Plan, which may be paid to non-employee directors for such service during any calendar year. The Amended 2011 Equity Plan also applies a ten-year term on the Amended 2011 Equity Plan through December 16, 2025 and extends the Company’s ability to grant incentive stock options through October 7, 2025.

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

The 2011 Program replaced the 2003 Comp Plan and the 2003 Option Plan. Under the 2003 Comp Plan, non-employee directors could receive no more than one-half of their director fees immediately in cash, and the remainder of the fees was required to be taken in common stock or stock appreciation rights. The director had the option to elect to receive up to 100% of the fees in stock or defer all or part of the fees in units with value equivalent to the value of shares of common stock as of the grant date. At August 27, 2016, the Company had $13.6 million accrued related to 17,990 outstanding units issued under the 2003 Comp Plan and prior plans, and there was $13.1 million accrued related to 17,990 outstanding units issued as of August 29, 2015. No additional shares of stock or units will be issued in future years under the 2003 Comp Plan.

Under the 2003 Option Plan, each non-employee director received an option grant on January 1 of each year, and each new non-employee director received an option to purchase 3,000 shares upon election to the Board, plus a portion of the annual directors’ option grant prorated for the portion of the year actually served. These stock option grants were made at the fair market value as of the grant date and generally vested three years from the grant date. There were 24,000 and 32,000 outstanding options under the 2003 Option Plan as of August 27, 2016 and August 29, 2015, respectively. No additional shares of stock will be issued in future years under the 2003 Option Plan.

During the second quarter of fiscal 2014, the Company adopted the 2014 Director Compensation Program (the “Program”), which states that non-employee directors will receive their compensation in awards of restricted stock units under the 2011 Plan, with an option for a certain portion of a director’s compensation to be paid in cash at the non-employee director’s election. The Program replaces the 2011 Program. Under the Program, restricted stock units are granted January 1 of each year (the “Grant Date”). The number of restricted stock units is determined by dividing the amount of the annual retainer by the fair market value of the shares of common stock as of the Grant Date. The restricted stock units are fully vested on January 1 of each year and are paid in shares of the Company’s common stock on the earlier to occur of the fifth anniversary of the Grant Date or the date the non-employee director ceases to be a member of the Board (“Separation from Service”). Non-employee directors may elect to defer receipt of the restricted stock units until their Separation from Service. The cash portion of the award, if elected, is paid ratably over the remaining calendar quarters.

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

	Year Ended
	August 27, 2016	August 29, 2015	August 30, 2014
Expected price volatility	18%	20%	23%
Risk-free interest rates	1.5%	1.4%	1.0%
Weighted average expected lives (in years)	5.7	5.1	5.2
Forfeiture rate	10%	9%	9%
Dividend yield	0%	0%	0%

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

The weighted average grant date fair value per share of options granted was $156.20 during fiscal 2016, $106.27 during fiscal 2015 and $96.97 during fiscal 2014. The intrinsic value of options exercised was $178.0 million in fiscal 2016, $154.8 million in fiscal 2015 and $70.6 million in fiscal 2014. The total fair value of options vested was $32.2 million in fiscal 2016, $30.6 million in fiscal 2015 and $27.7 million in fiscal 2014.

The Company generally issues new shares when options are exercised. The following table summarizes information about stock option activity for the year ended August 27, 2016:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – August 29, 2015	1,769,429	$327.90
Granted	378,415	745.81
Exercised	(334,799)	239.94
Cancelled	(53,637)	518.17

Outstanding – August 27, 2016	1,759,408	428.72	6.39	$572,011

Exercisable	957,159	293.50	4.87	440,261

Expected to vest	722,024	590.04	8.20	117,997

Available for future grants	1,149,507

The Company recognized $2.0 million in expense related to the discount on the selling of shares to employees and executives under various share purchase plans in fiscal 2016, $2.1 million in fiscal 2015 and $1.7 million in fiscal 2014. The Sixth Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan (the “Employee Plan”), which is qualified under Section 423 of the Internal Revenue Code, permits all eligible employees to purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the Employee Plan, 12,662 shares were sold to employees in fiscal 2016, 14,222 shares were sold to employees in fiscal 2015 and 15,355 shares were sold to employees in fiscal 2014. The Company repurchased 12,460 shares at market value in fiscal 2016, 15,594 shares at market value in fiscal 2015 and 16,013 shares at market value in fiscal 2014 from employees electing to sell their stock. Issuances of shares under the Employee Plan are netted against repurchases and such repurchases are not included in share repurchases disclosed in “Note K – Stock Repurchase Program.” At August 27, 2016, 192,505 shares of common stock were reserved for future issuance under the Employee Plan.

Once executives have reached the maximum purchases under the Employee Plan, the Fifth Amended and Restated Executive Stock Purchase Plan (the “Executive Plan”) permits all eligible executives to purchase AutoZone’s common stock in an amount up to 25 percent of his or her annual salary and bonus. Purchases under the Executive Plan were 1,943 shares in fiscal 2016, 2,229 shares in fiscal 2015 and 3,028 shares in fiscal 2014. At August 27, 2016, 241,753 shares of common stock were reserved for future issuance under the Executive Plan.

Note C – Accrued Expenses and Other

Accrued expenses and other consisted of the following:

(in thousands)	August 27, 2016	August 29, 2015
Accrued compensation, related payroll taxes and benefits	$180,012	$177,218
Property, sales and other taxes	95,293	86,824
Medical and casualty insurance claims (current portion)	78,458	79,485
Capital lease obligations	44,834	40,528
Accrued interest	34,179	35,828
Accrued gift cards	24,129	22,358
Accrued sales and warranty returns	19,527	17,223
Other	75,193	72,097

	$551,625	$531,561

The Company retains a significant portion of the insurance risks associated with workers’ compensation, employee health, general, products liability, property and vehicle insurance. A portion of these self-insured losses is managed through a wholly owned insurance captive. The Company maintains certain levels for stop-loss coverage for each self-insured plan in order to limit its liability for large claims. The limits are per claim and are $1.5 million for workers’ compensation and property, $2.0 million for vehicles, $0.7 million for employee health and $1.0 million for general and products liability.

Note D – Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Year Ended
(in thousands)	August 27, 2016	August 29, 2015	August 30, 2014
Domestic	$1,737,727	$1,676,640	$1,550,203
International	174,987	125,972	112,511

	$1,912,714	$1,802,612	$1,662,714

The provision for income tax expense consisted of the following:

	Year Ended
(in thousands)	August 27, 2016	August 29, 2015	August 30, 2014
Current:
Federal	$534,621	$522,073	$516,983
State	39,223	41,921	54,481
International	52,844	42,406	36,204

	626,688	606,400	607,668

Deferred:
Federal	48,509	38,299	(762)
State	9,453	941	(7,752)
International	(12,943)	(3,269)	(6,184)

	45,019	35,971	(14,698)

Income tax expense	$671,707	$642,371	$592,970

A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate of 35% to income before income taxes is as follows:

	Year Ended
(in thousands)	August 27, 2016	August 29, 2015	August 30, 2014
Federal tax at statutory U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes, net	1.6%	1.5%	1.8%
Other	(1.5%)	(0.9%)	(1.1%)

Effective tax rate	35.1%	35.6%	35.7%

Significant components of the Company’s deferred tax assets and liabilities were as follows:

(in thousands)	August 27, 2016	August 29, 2015
Deferred tax assets:
Net operating loss and credit carryforwards	$50,859	$49,088
Accrued benefits	93,212	85,266
Pension	13,397	21,104
Other	55,203	56,125

Total deferred tax assets	212,671	211,583
Less: Valuation allowances	(13,338)	(8,833)

Net deferred tax asset	199,333	202,750
Deferred tax liabilities:
Property and equipment	(93,943)	(68,920)
Inventory	(315,563)	(294,242)
Prepaid Expenses	(27,395)	(27,134)
Other	(10,077)	(25,270)

Total deferred tax liabilities	(446,978)	(415,566)

Net deferred tax liability	$(247,645)	$(212,816)

Deferred taxes are not provided for temporary differences of $572.0 million at August 27, 2016, and $431.9 million at August 29, 2015, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. If a tax liability associated with these undistributed earnings had been recorded it would have been approximately $35.0 million and $12.0 million at August 27, 2016 and August 29, 2015, respectively.

At August 27, 2016 and August 29, 2015, the Company had deferred tax assets of $25.2 million and $19.5 million, respectively, from net operating loss (“NOL”) carryforwards available to reduce future taxable income totaling approximately $122.0 million and $113.6 million, respectively. Certain NOLs have no expiration date and others will expire, if not utilized, in various years from fiscal 2017 through 2035. At August 27, 2016 and August 29, 2015, the Company had deferred tax assets for income tax credit carryforwards of $25.7 million and $29.6 million, respectively. Certain income tax credit carryforwards have no expiration and others will expire, if not utilized, in various years from fiscal 2023 through 2026.

At August 27, 2016 and August 29, 2015, the Company had a valuation allowance of $13.3 million and $8.8 million, respectively, on deferred tax assets associated with NOL and tax credit carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized. Management believes it is more likely than not that the remaining deferred tax assets will be fully realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	August 27, 2016	August 29, 2015
Beginning balance	$28,434	$33,128
Additions based on tax positions related to the current year	7,172	5,707
Additions for tax positions of prior years	95	625
Reductions for tax positions of prior years	(2,405)	(1,268)
Reductions due to settlements	(858)	(5,312)
Reductions due to statute of limitations	(4,712)	(4,446)

Ending balance	$27,726	$28,434

Included in the August 27, 2016 and the August 29, 2015 balances are $15.5 million and $16.8 million, respectively, of unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate.

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had $2.8 million and $2.9 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at August 27, 2016 and August 29, 2015, respectively.

The Company files U.S. federal, U.S. state and local and international income tax returns. With few exceptions, the Company is no longer subject to state and local or Non-U.S. examinations by tax authorities for fiscal year 2012 and prior. The Company is typically engaged in various tax examinations at any given time by U.S. federal, state and local and international taxing jurisdictions. As of August 27, 2016, the Company estimates that the amount of unrecognized tax benefits could be reduced by approximately $3.9 million over the next 12 months as a result of tax audit settlements. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	August 27, 2016
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$7,326	$—	$—	$7,326
Other long-term assets	65,350	25,675	—	91,025

	$72,676	$25,675	$—	$98,351

	August 29, 2015
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$8,790	$—	$—	$8,790
Other long-term assets	63,342	16,295	—	79,637

	$72,132	$16,295	$—	$88,427

At August 27, 2016, the fair value measurement amounts for assets and liabilities recorded in the accompanying Consolidated Balance Sheet consisted of short-term marketable securities of $7.3 million, which are included within Other current assets and long-term marketable securities of $91.0 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades.

A discussion on how the Company’s cash flow hedges are valued is included in “Note H – Derivative Financial Instruments,” while the fair value of the Company’s pension plan assets are disclosed in “Note L – Pension and Savings Plans.”

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. The assets could include assets acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. During fiscal 2016 and fiscal 2015, the Company did not have any significant non-financial assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

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

Note F – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	August 27, 2016
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$37,789	$198	$(6)	$37,981
Government bonds	33,497	24	(35)	33,486
Mortgage-backed securities	6,865	18	(29)	6,854
Asset-backed securities and other	20,015	26	(11)	20,030

	$98,166	$266	$(81)	$98,351

	August 29, 2015
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$34,859	$51	$(40)	$34,870
Government bonds	33,098	31	(7)	33,122
Mortgage-backed securities	9,287	17	(99)	9,205
Asset-backed securities and other	11,223	9	(2)	11,230

	$88,467	$108	$(148)	$88,427

The debt securities held at August 27, 2016, had effective maturities ranging from less than one year to approximately three years. The Company did not realize any material gains or losses on its sale of marketable securities during fiscal 2016, fiscal 2015 or fiscal 2014.

The Company holds 49 securities that are in an unrealized loss position of approximately $81 thousand at August 27, 2016. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and its intent and ability to hold the investments until maturity or until recovery of fair value.

Included above in total marketable securities are $61.8 million and $45.6 million of marketable securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses as of August 27, 2016 and August 29, 2015, respectively.

Note G – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss consisted of the following:

(in thousands)	Pension Liability	Foreign Currency(3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at August 30, 2014	$(63,820)	$(57,836)	$76		$(7,323)	$(128,903)
Other comprehensive (loss) before reclassifications	(12,345)	(113,652)	(80)		—	(126,077)
Amounts reclassified from Accumulated other comprehensive loss(1)	5,370 (2)	—	(22	)(4)	114 (5)	5,462

Balance at August 29, 2015	(70,795)	(171,488)	(26)		(7,209)	(249,518)
Other comprehensive (loss) income before reclassifications	(24,542)	(39,524)	206		(2,687)	(66,547)
Amounts reclassified from Accumulated other comprehensive loss(1)	6,447 (2)	—	(60	)(4)	2,149 (5)	8,536

Balance at August 27, 2016	$(88,890)	$(211,012)	$120		$(7,747)	$(307,529)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $4,059 in fiscal 2016 and $3,571 in fiscal 2015, which is recorded in Operating, selling, general and administrative expenses on the Consolidated Statements of Income. See “Note L – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized losses on marketable securities, net of taxes of $33 in fiscal 2016 and $12 in fiscal 2015, which is recorded in Operating, selling, general and administrative expenses on the Consolidated Statements of Income. See “Note F – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $315 in fiscal 2016 and $68 in fiscal 2015, which is recorded in Interest expense, net, on the Consolidated Statements of Income. See “Note H – Derivative Financial Instruments” for further discussion.

The 2016 pension actuarial loss of $24.5 million and the 2015 pension actuarial loss of $12.3 million include amounts not yet reflected in periodic pension costs primarily driven by changes in the discount rate.

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

At August 27, 2016, the Company had $12.3 million recorded in Accumulated other comprehensive loss related to net realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the fiscal year ended August 27, 2016, the Company reclassified $1.8 million of net losses from Accumulated other comprehensive loss to Interest expense. In the fiscal year ended August 29, 2015, the Company reclassified $182 thousand of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $2.2 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note I – Financing

The Company’s debt consisted of the following:

(in thousands)	August 27, 2016	August 29, 2015
5.500% Senior Notes due November 2015, effective interest rate of 4.86%	$—	$300,000
6.950% Senior Notes due June 2016, effective interest rate of 7.09%	—	200,000
1.300% Senior Notes due January 2017, effective interest rate of 1.43%	400,000	400,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
1.625% Senior Notes due April 2019, effective interest rate of 1.77%	250,000	—
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
2.500% Senior Notes due April 2021, effective interest rate of 2.62%	250,000	250,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	—
Commercial paper, weighted average interest rate of 0.72% and 0.45% at August 27, 2016 and August 29, 2015, respectively	1,197,500	1,047,600

Total debt before discounts and debt issuance costs	4,947,500	4,647,600
Less: Discounts and debt issuance costs	23,381	22,724

Long-term debt	$4,924,119	$4,624,876

As of August 27, 2016, $1.198 billion of commercial paper borrowings and the $400 million 1.300% Senior Notes due January 2017 are classified as long-term in the accompanying Consolidated Balance Sheets as the Company has the ability and intent to refinance on a long-term basis through available capacity in its revolving credit facilities. As of August 27, 2016, the Company had $1.708 billion of availability under its $1.75 billion revolving credit facilities, which would allow it to replace these short-term obligations with long-term financing facilities.

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

The revolving credit facility agreements require that the Company’s consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.5:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. The Company’s consolidated interest coverage ratio as of August 27, 2016 was 5.5:1.

As of August 27, 2016, the Company had no outstanding borrowings under either of the revolving credit facilities and $3.3 million of outstanding letters of credit under the Multi-Year Credit Agreement.

The Company also maintains a letter of credit facility that allows it to request the participating bank to issue letters of credit on its behalf up to an aggregate amount of $100 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Multi-Year Credit Agreement. In fiscal 2016, the Company amended its existing letter of credit facility to decrease the amount that can be requested in letters of credit from $100 million to $75 million effective June 2016. This amendment also extended the maturity date from June 2016 to June 2019. As of August 27, 2016, the Company had $74.9 million in letters of credit outstanding under the letter of credit facility.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, the Company had $27.9 million in letters of credit outstanding as of August 27, 2016. These letters of credit have various maturity dates and were issued on an uncommitted basis.

On April 21, 2016, the Company issued $400 million in 3.125% Senior Notes due April 2026 and $250 million in 1.625% Senior Notes due April 2019 under its shelf registration statement filed with the SEC on April 15, 2015 (the “2015 Shelf Registration”). The 2015 Shelf Registration allows the Company to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new location openings, stock repurchases and acquisitions. Proceeds from the debt issuances were used for general corporate purposes.

On April 29, 2015, the Company issued $400 million in 3.250% Senior Notes due April 2025 and $250 million in 2.500% Senior Notes due April 2021 under its 2015 Shelf Registration. Proceeds from the debt issuances were used to repay a portion of the Company’s outstanding commercial paper borrowings, which were used to repay the $500 million in 5.750% Senior Notes due in January 2015, and for general corporate purposes.

On January 14, 2014, the Company issued $400 million in 1.300% Senior Notes due January 2017 under its shelf registration statement filed with the SEC on April 17, 2012. Proceeds from the debt issuance on January 14, 2014, were used to repay a portion of the Company’s $500 million in 6.500% Senior Notes due January 2014. The Company used commercial paper borrowings to repay the remainder of the 6.500% Senior Notes.

The 5.750% Senior Notes issued in July 2009 and 7.125% Senior Notes issued during August 2008 (collectively, the “Notes”) are subject to an interest rate adjustment if the debt ratings assigned to the Notes are downgraded. Further, all senior notes contain a provision that repayment of the notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our senior notes contain minimal covenants, primarily restrictions on liens. Under our revolving credit facilities, covenants include limitations on total indebtedness, restrictions on liens, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs.

As of August 27, 2016, the Company was in compliance with all covenants related to its borrowing arrangements. All of the Company’s debt is unsecured. Scheduled maturities of debt are as follows:

(in thousands)	Scheduled Maturities
2017	$1,597,500
2018	250,000
2019	250,000
2020	—
2021	750,000
Thereafter	2,100,000

Subtotal	4,947,500
Discount and debt issuance costs	23,381

Total Debt	$4,924,119

The fair value of the Company’s debt was estimated at $5.117 billion as of August 27, 2016, and $4.696 billion as of August 29, 2015, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $192.7 million at August 27, 2016 and $70.7 million at August 29, 2015, which reflect their face amount, adjusted for any unamortized debt issuance costs and discounts.

Note J – Interest Expense

Net interest expense consisted of the following:

	Year Ended
(in thousands)	August 27, 2016	August 29, 2015	August 30, 2014
Interest expense	$150,961	$153,007	$170,400
Interest income	(2,371)	(1,605)	(1,850)
Capitalized interest	(909)	(963)	(1,041)

	$147,681	$150,439	$167,509

Note K – Stock Repurchase Program

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Board. The program was amended on March 22, 2016 to increase the repurchase authorization to $17.15 billion from $16.4 billion. From January 1998 to August 27, 2016, the Company has repurchased a total of 140.8 million shares at an aggregate cost of $16.755 billion.

The Company’s share repurchase activity consisted of the following:

	Year Ended
(in thousands)	August 27, 2016	August 29, 2015	August 30, 2014
Amount	$1,452,462	$1,271,416	$1,099,212
Shares	1,903	2,010	2,232

During fiscal year 2016, the Company retired 2.1 million shares of treasury stock, which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1.424 billion and decreased Additional paid-in capital by $67.0 million. During the comparable prior year period, the Company retired 2.1 million shares of treasury stock, which increased Retained deficit by $1.050 billion and decreased Additional paid-in capital by $57.4 million.

On September 22, 2016, the Board voted to increase the authorization by $750 million. This brings the total value of shares authorized to $17.9 billion. Subsequent to August 27, 2016, the Company has repurchased 390,473 shares of common stock at an aggregate cost of $297.6 million. Considering the cumulative repurchases and the increase in authorization subsequent to August 27, 2016, the Company has $847.7 million remaining under the Board’s authorization to repurchase its common stock.

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

The Company has recognized the unfunded status of the defined pension plans in its Consolidated Balance Sheets, which represents the difference between the fair value of pension plan assets and the projected benefit obligations of its defined benefit pension plans. The net unrecognized actuarial losses and unrecognized prior service costs are recorded in Accumulated other comprehensive loss. These amounts will be subsequently recognized as net periodic benefit cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts previously recognized in Accumulated other comprehensive loss.

The Company’s investment strategy for pension plan assets is to utilize a diversified mix of domestic and international equity and fixed income portfolios to earn a long-term investment return that meets the Company’s pension plan obligations. The pension plan assets are invested primarily in listed securities, and the pension plans hold only a minimal investment in AutoZone common stock that is entirely at the discretion of third-party pension fund investment managers. The Company’s largest holding classes, fixed income bonds and U.S. equities, are invested with a fund manager that holds diversified portfolios. Accordingly, the Company does not have any significant concentrations of risk in particular securities, issuers, sectors, industries or geographic regions. Alternative investment strategies were fully liquidated during fiscal 2016. The Company’s investment managers are prohibited from using derivatives for speculative purposes and are not permitted to use derivatives to leverage a portfolio.

The following is a description of the valuation methodologies used for the Company’s investments measured at fair value:

U.S., international, emerging and high yield equities –These investments are commingled funds and are valued using the net asset values, which are determined by valuing investments at the closing price or last trade reported on the major market on which the individual securities are traded. These investments are subject to annual audits.

Alternative investments –This category represents a hedge fund of funds made up of various investments in limited partnerships, limited liability companies and corporations. The fair value of the hedge fund of funds is determined using valuations provided by third party administrators for each of the underlying funds.

Fixed income securities –The fair values of corporate, U.S. government securities and other fixed income securities are estimated by using bid evaluation pricing models or quoted prices of securities with similar characteristics.

Cash and cash equivalents –These investments include cash equivalents valued using exchange rates provided by an industry pricing vendor and commingled funds valued using the net asset value. These investments also include cash.

The fair values of investments by level and asset category and the weighted-average asset allocations of the Company’s pension plans at the measurement date are presented in the following table:

	August 27, 2016
	Fair Value	Asset Allocation		Fair Value Hierarchy
(in thousands)		Actual	Target	Level 1	Level 2	Level 3
U.S. equities	$66,008	22.9%	26.0%	$—	$66,008	$—
International equities	42,023	14.5	17.0	—	42,023	—
Emerging equities	22,848	7.9	8.5	—	22,848	—
High yield securities	21,445	7.4	8.5	—	21,445	—
Alternative investments	—	—	—	—	—	—
Fixed income securities	99,336	34.3	40.0	—	99,336	—
Cash and cash equivalents	37,726	13.0	—	—	37,726	—

	$289,386	100.0%	100.0%	$—	$289,386	$—

	August 29, 2015
	Fair Value	Asset Allocation		Fair Value Hierarchy
(in thousands)		Actual	Target	Level 1	Level 2	Level 3
U.S. equities	$60,286	25.3%	25.8%	$—	$60,286	$—
International equities	38,725	16.2	17.2	—	38,725	—
Emerging equities	16,393	6.9	8.5	—	16,393	—
High yield securities	19,310	8.1	8.5	—	19,310	—
Alternative investments	307	0.1	—	—	—	307
Fixed income securities	93,362	39.1	40.0	—	93,362	—
Cash and cash equivalents	10,372	4.3	—	—	10,372	—

	$238,755	100.0%	100.0%	$—	$238,448	$307

The asset allocations in the charts above include $48.0 million and $11.5 million in cash contributions made in the last month prior to the balance sheet date of August 27, 2016, and August 29, 2015, respectively. Subsequent to August 27, 2016, and August 29, 2015, these cash contributions were allocated to the pension plan investments in accordance with the targeted asset allocation.

In August 2014, the Company’s Investment Committee approved a revised asset allocation target for the investments held by the pension plan. Based on the revised asset allocation target, the expected long-term rate of return on plan assets changed from 7.5% for the year ended August 30, 2014, to 7.0% for the years ending August 29, 2015 and August 27, 2016.

During fiscal 2016, the Company fully liquidated the Level 3 assets.

The following table sets forth the plans’ funded status and amounts recognized in the Company’s Consolidated Balance Sheets:

(in thousands)	August 27, 2016	August 29, 2015
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$296,123	$300,966
Interest cost	11,272	12,338
Actuarial (gains) losses	39,842	(1,056)
Benefits paid	(18,726)	(16,125)

Benefit obligations at end of year	$328,511	$296,123

Change in Plan Assets:
Fair value of plan assets at beginning of year	$238,755	$243,407
Actual return on plan assets	16,636	(5,604)
Employer contributions	52,721	17,077
Benefits paid	(18,726)	(16,125)

Fair value of plan assets at end of year	$289,386	$238,755

Amount Recognized in the Statement of Financial Position:
Current liabilities	$(276)	$(253)
Long-term liabilities	(38,849)	(57,115)

Net amount recognized	$(39,125)	$(57,368)

Amount Recognized in Accumulated Other Comprehensive Loss and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss	$(145,948)	$(116,735)

Accumulated other comprehensive loss	$(145,948)	$(116,735)

Amount Recognized in Accumulated Other Comprehensive Loss and not yet reflected in Net Periodic Benefit Cost and expected to be amortized in next year’s Net Periodic Benefit Cost:
Net actuarial loss	$(13,874)	$(10,506)

Amount recognized	$(13,874)	$(10,506)

Net periodic benefit expense consisted of the following:

	Year Ended
(in thousands)	August 27, 2016	August 29, 2015	August 30, 2014
Interest cost	$11,272	$12,338	$13,070
Expected return on plan assets	(16,512)	(16,281)	(15,386)
Recognized net actuarial losses	10,506	8,941	6,879

Net periodic benefit expense	$5,266	$4,998	$4,563

The blended actuarial assumptions used in determining the projected benefit obligation include the following:

	Year Ended
	August 27, 2016	August 29, 2015	August 30, 2014
Discount rate to determine benefit obligation	3.72%	4.50%	4.28%
Discount rate to determine net interest cost	3.90%	4.28%	5.19%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.50%

As the plan benefits are frozen, increases in future compensation levels no longer impact the calculation and there is no service cost.

The discount rate to determine the projected benefit obligation is determined as of the measurement date and is based on the calculated yield of a portfolio of high-grade corporate bonds with cash flows that generally match the Company’s expected benefit payments in future years.

During fiscal 2016, the Company changed the method used to estimate the interest cost component of net periodic benefit cost. Previously, the Company estimated interest cost using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The Company elected to utilize a spot rate approach by applying specific spot rates along the yield curve to calculate interest costs instead of a single weighted-average discount rate. This calculation is believed to be more refined under the applicable accounting standard. The impact of this change to net periodic benefit cost is a reduction of $1.8 million in fiscal 2016. The Company accounted for this change as a change in accounting estimate and accounted for it prospectively.

The expected long-term rate of return on plan assets is based on the historical relationships between the investment classes and the capital markets, updated for current conditions.

The Company makes annual contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The Company contributed $52.7 million to the plans in fiscal 2016, $17.1 million to the plans in fiscal 2015 and $16.9 million to the plans in fiscal 2014. The Company expects to contribute approximately $17.8 million to the plans in fiscal 2017; however, a change to the expected cash funding may be impacted by a change in interest rates, a change in the actual or expected return on plan assets or through other plans initiated by management.

Based on current assumptions about future events, benefit payments are expected to be paid as follows for each of the following fiscal years. Actual benefit payments may vary significantly from the following estimates:

(in thousands)	Benefit Payments
2017	$12,066
2018	11,803
2019	12,546
2020	13,273
2021	13,889
2022 – 2026	76,204

The Company has a 401(k) plan that covers all domestic employees who meet the plan’s participation requirements. The plan features include Company matching contributions, immediate 100% vesting of Company contributions and a savings option up to 25% of qualified earnings. The Company makes matching contributions, per pay period, up to a specified percentage of employees’ contributions as approved by the Board. The Company made matching contributions to employee accounts in connection with the 401(k) plan of $19.7 million in fiscal 2016, $17.7 million in fiscal 2015 and $15.6 million in fiscal 2014.

Note M – Acquisition

Effective September 27, 2014, the Company acquired the outstanding stock of Interamerican Motor Corporation (“IMC”), the second largest distributor of quality import replacement parts in the United States, for $75.7 million, net of cash. IMC specializes in parts coverage for European and Asian cars. With this acquisition, the Company continues to grow its share in the aftermarket import car parts market. The results of operations from IMC have been included in the Company’s Auto Parts Locations business activities since the date of acquisition. Pro forma results of operations related to the acquisition of IMC are not presented as IMC’s results are not material to the Company’s consolidated statements of income. The purchase price allocation resulted in goodwill of $24.1 million and intangible assets totaling $3.6 million. Goodwill generated from the acquisition is primarily attributable to expected synergies and the assembled workforce.

Note N – Goodwill and Intangibles

The changes in the carrying amount of goodwill are as follows:

(in thousands)	Auto Parts Locations	Other	Total
Net balance as of August 30, 2014	$302,645	$65,184	$367,829
Goodwill added through acquisition(1)	24,058	—	24,058
Goodwill adjustments	—	—	—

Net balance as of August 29, 2015	326,703	65,184	391,887
Goodwill added through acquisition	—	—	—
Goodwill adjustments	—	—	—

Net balance as of August 27, 2016	$326,703	$65,184	$391,887

(1)	See “Note M – Acquisition” for discussion of the acquisition completed during the first quarter of fiscal 2015.

The Company performs its annual goodwill and intangibles impairment test in the fourth quarter of each fiscal year. In the fourth quarter of fiscal 2016 and fiscal 2015, the Company concluded that its goodwill was not impaired. Total accumulated goodwill impairment for both August 27, 2016 and August 29, 2015 is $18.3 million.

The carrying amounts of intangible assets are included in Other long-term assets as follows:

	August 27, 2016
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Technology	3-5 years	$10,570	$(7,988)	$2,582
Noncompete agreements	5 years	1,300	(963)	337
Customer relationships	3-10 years	49,676	(18,514)	31,162

		$61,546	$(27,465)	34,081

Non-amortizing intangible asset:
Trade names				26,900

Total intangible assets other than goodwill				$60,981

	August 29, 2015
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Technology	3-5 years	$10,570	$(5,757)	$4,813
Noncompete agreements	5 years	1,300	(703)	597
Customer relationships	3-10 years	49,676	(12,256)	37,420

		$61,546	$(18,716)	42,830

Non-amortizing intangible asset:
Trade names				26,900

Total intangible assets other than goodwill				$69,730

During fiscal 2015, the Company recorded an increase to intangible assets of $3.6 million related to the acquisition of IMC.

During fiscal 2014, the Company purchased $30.2 million of intangible assets relating to the rights to certain customer relationships and technology assets relating to its ALLDATA operations. Additionally, during fiscal 2016 and 2015, the Company made an installment payment of $10 million in each year related to certain customer relationships purchased during 2014 relating to its ALLDATA operations.

As part of its annual impairment test, the Company evaluates the AutoAnything and IMC trade names for impairment in the fourth quarter of each fiscal year. In the fourth quarter of fiscal 2016 and 2015, the Company concluded that AutoAnything’s and IMC’s trade names were not impaired. Trade names at August 27, 2016 and August 29, 2015 reflect a total accumulated impairment of $4.1 million.

Amortization expense of intangible assets for each of the years ended August 27, 2016 and August 29, 2015 was $8.7 million.

Total future amortization expense for intangible assets that have finite lives, based on the existing intangible assets and their current estimated useful lives as of August 27, 2016, is estimated as follows:

(in thousands)	Total
2017	$8,482
2018	6,855
2019	6,203
2020	6,203
2021	3,474
Thereafter	2,864

$34,081

Note O – Leases

The Company leases some of its retail stores, distribution centers, facilities, land and equipment, including vehicles. Other than vehicle leases, most of the leases are operating leases, which include renewal options made at the Company’s election and provisions for percentage rent based on sales. Rental expense was $280.5 million in fiscal 2016, $269.5 million in fiscal 2015 and $253.8 million in fiscal 2014. Percentage rentals were insignificant.

The Company records rent for all operating leases on a straight-line basis over the lease term, including any reasonably assured renewal periods and the period of time prior to the lease term that the Company is in possession of the leased space for the purpose of installing leasehold improvements. Differences between recorded rent expense and cash payments are recorded as a liability in Accrued expenses and other and Other long-term liabilities in the accompanying Consolidated Balance Sheets, based on the terms of the lease. The deferred rent approximated $121.7 million on August 27, 2016, and $113.7 million on August 29, 2015.

The Company has a fleet of vehicles used for delivery to its commercial customers and stores and travel for members of field management. The majority of these vehicles are held under capital lease. At August 27, 2016, the Company had capital lease assets of $148.5 million, net of accumulated amortization of $59.5 million, and capital lease obligations of $147.3 million, of which $44.8 million is classified as Accrued expenses and other as it represents the current portion of these obligations. At August 29, 2015, the Company had capital lease assets of $132.3 million, net of accumulated amortization of $63.7 million, and capital lease obligations of $128.2 million, of which $40.5 million is classified as Accrued expenses and other as it represents the current portion of these obligations.

Future minimum annual rental commitments under non-cancelable operating leases and capital leases were as follows at the end of fiscal 2016:

(in thousands)	Operating Leases	Capital Leases
2017	$274,341	$44,834
2018	266,301	42,978
2019	248,263	34,360
2020	225,276	21,333
2021	201,207	8,446
Thereafter	890,869	—

Total minimum payments required	$2,106,257	151,951

Less: Interest		(4,666)

Present value of minimum capital lease payments		$147,285

In connection with the Company’s December 2001 sale of the TruckPro business, the Company subleased some properties to the purchaser for an initial term of not less than 20 years. The Company’s remaining aggregate rental obligation at August 27, 2016 of $10.6 million is included in the above table, but the obligation is offset by the sublease rental agreement.

Note P – Commitments and Contingencies

Construction commitments, primarily for new distribution centers and stores, totaled approximately $106.6 million at August 27, 2016.

The Company had $106.1 million in outstanding standby letters of credit and $33.4 million in surety bonds as of August 27, 2016, which all have expiration periods of less than one year. A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover reimbursement obligations to our workers’ compensation carriers. There are no additional contingent liabilities associated with these instruments as the underlying liabilities are already reflected in the consolidated balance sheet. The standby letters of credit and surety bonds arrangements have automatic renewal clauses.

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

In April 2016, the Company received a letter from the California Air Resources Board seeking payment for alleged violations of the California Health and Safety Code related to the sale of certain aftermarket emission parts in the State of California. The Company does not believe that any resolution of the matter will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

The Company is involved in various other legal proceedings incidental to the conduct of its business, including several lawsuits containing class-action allegations in which the plaintiffs are current and former hourly and salaried employees who allege various wage and hour violations and unlawful termination practices. The Company does not currently believe that, either individually or in the aggregate, these matters will result in liabilities material to its consolidated financial condition, results of operations or cash flows.

Note R – Segment Reporting

Four of the Company’s operating segments (Domestic Auto Parts, Mexico, Brazil and IMC) are aggregated as one reportable segment: Auto Parts Locations. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in Note A.

The Auto Parts Locations segment is a retailer and distributor of automotive parts and accessories through the Company’s 5,814 locations in the United States, Puerto Rico, Mexico and Brazil. Each location carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. The following table shows segment results for the following fiscal years:

	Year Ended
(in thousands)	August 27, 2016	August 29, 2015	August 30, 2014
Net Sales:
Auto Parts Locations	$10,261,112	$9,824,876	$9,132,169
Other	374,564	362,464	343,144

Total	$10,635,676	$10,187,340	$9,475,313

Segment Profit:
Auto Parts Locations	$5,410,477	$5,132,624	$4,744,501
Other	198,259	194,407	190,406

Gross profit	5,608,736	5,327,031	4,934,907
Operating, selling, general and administrative expenses	(3,548,341)	(3,373,980)	(3,104,684)
Interest expense, net	(147,681)	(150,439)	(167,509)

Income before income taxes	$1,912,714	$1,802,612	$1,662,714

Segment Assets:
Auto Parts Locations	$8,351,883	$7,883,720	$7,279,665
Other	247,904	218,629	217,498

Total	$8,599,787	$8,102,349	$7,497,163

Capital Expenditures:
Auto Parts Locations	$470,631	$464,246	$423,951
Other	18,160	16,333	14,165

Total	$488,791	$480,579	$438,116

Auto Parts Locations Sales by Product Grouping:
Failure	$4,913,423	$4,650,271	$4,274,528
Maintenance items	3,721,240	3,618,779	3,362,969
Discretionary	1,626,449	1,555,826	1,494,672

Auto Parts Locations net sales	$10,261,112	$9,824,876	$9,132,169

Note S – Quarterly Summary (1)

(Unaudited)

	Twelve Weeks Ended			Sixteen Weeks Ended
(in thousands, except per share data)	November 21, 2015	February 13, 2016	May 7, 2016	August 27, 2016(2)
Net sales	$2,386,043	$2,257,192	$2,593,672	$3,398,769
Gross profit	1,252,934	1,190,596	1,370,458	1,794,748
Operating profit	437,995	382,660	536,374	703,366
Income before income taxes	402,985	349,828	502,323	657,577
Net income	258,112	228,613	327,515	426,768
Basic earnings per share	8.46	7.58	10.99	14.58
Diluted earnings per share	8.29	7.43	10.77	14.30

	Twelve Weeks Ended			Sixteen Weeks Ended
(in thousands, except per share data)	November 22, 2014	February 14, 2015	May 9, 2015	August 29, 2015(2)
Net sales	$2,260,264	$2,143,651	$2,493,021	$3,290,404
Gross profit	1,176,661	1,120,033	1,302,789	1,727,548
Operating profit	408,562	361,269	513,949	669,272
Income before income taxes	371,502	326,733	482,170	622,207
Net income	238,310	211,723	309,071	401,137
Basic earnings per share	7.42	6.64	9.77	13.02
Diluted earnings per share	7.27	6.51	9.57	12.75

(1)	The sum of quarterly amounts may not equal the annual amounts reported due to rounding. In addition, the earnings per share amounts are computed independently for each quarter while the full year is based on the annual weighted average shares outstanding.
(2)	The fourth quarter for fiscal 2016 and fiscal 2015 are based on a 16-week period. All other quarters presented are based on a 12-week period.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of August 27, 2016, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective. During or subsequent to the quarter ended August 27, 2016, there were no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in Part I of this document in the section entitled “Executive Officers of the Registrant,” is incorporated herein by reference in response to this item. Additionally, the information contained in AutoZone, Inc.’s Proxy Statement dated October 24, 2016, in the sections entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.

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

Item 11. Executive Compensation

The information contained in AutoZone, Inc.’s Proxy Statement dated October 24, 2016, in the section entitled “Executive Compensation,” is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in AutoZone, Inc.’s Proxy Statement dated October 24, 2016, in the sections entitled “Security Ownership of Management and Board of Directors” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accounting Fees and Services

The information contained in AutoZone, Inc.’s Proxy Statement dated October 24, 2016, in the section entitled “Proposal 2 – Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following information required under this item is filed as part of this report:

(a)	Financial Statements

The following financial statements, related notes and reports of independent registered public accounting firm are filed with this Annual Report on Form 10-K in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the fiscal years ended August 27, 2016, August 29, 2015, and August 30, 2014
Consolidated Statements of Comprehensive Income for the fiscal years ended August 27, 2016, August 29, 2015, and August 30, 2014
Consolidated Balance Sheets as of August 27, 2016, and August 29, 2015
Consolidated Statements of Cash Flows for the fiscal years ended August 27, 2016, August 29, 2015, and August 30, 2014
Consolidated Statements of Stockholders’ Deficit for the fiscal years ended August 27, 2016, August 29, 2015, and August 30, 2014
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

Dated: October 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ WILLIAM C. RHODES, III William C. Rhodes, III	Chairman, President and Chief Executive Officer (Principal Executive Officer)	October 24, 2016

/s/ WILLIAM T. GILES William T. Giles	Chief Financial Officer and Executive Vice President – Finance, Information Technology and ALLDATA (Principal Financial Officer)	October 24, 2016

/s/ CHARLIE PLEAS, III Charlie Pleas, III	Senior Vice President and Controller (Principal Accounting Officer)	October 24, 2016

/s/ DOUGLAS H. BROOKS Douglas H. Brooks	Director	October 24, 2016

/s/ LINDA A. GOODSPEED Linda A. Goodspeed	Director	October 24, 2016

/s/ SUE E. GOVE Sue E. Gove	Director	October 24, 2016

/s/ EARL G. GRAVES, JR. Earl G. Graves, Jr.	Director	October 24, 2016

/s/ ENDERSON GUIMARAES Enderson Guimaraes	Director	October 24, 2016

/s/ J.R. HYDE, III J.R. Hyde, III	Director	October 24, 2016

/s/ D. BRYAN JORDAN D. Bryan Jordan	Director	October 24, 2016

/s/ W. ANDREW MCKENNA W. Andrew McKenna	Director	October 24, 2016

/s/ GEORGE R. MRKONIC, JR. George R. Mrkonic, Jr.	Director	October 24, 2016

/s/ LUIS P. NIETO Luis P. Nieto	Director	October 24, 2016

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K:

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Sixth Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated October 7, 2015.

4.1	Indenture dated as of August 8, 2003, between AutoZone, Inc. and Bank One Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (No. 333-107828) filed August 11, 2003.

4.2	Officers’ Certificate dated August 4, 2008, pursuant to Section 3.2 of the Indenture dated August 11, 2003, setting forth the terms of the 7.125% Senior Notes due 2018. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated August 4, 2008.

4.3	Form of 7.125% Senior Note due 2018. Incorporated by reference from the Form 8-K dated August 4, 2008.

4.4	Officers’ Certificate dated November 15, 2010, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 4.000% Notes due 2020. Incorporated by reference to 4.1 to the Current Report on Form 8-K dated November 15, 2010.

4.5	Form of 4.000% Senior Note due 2020. Incorporated by reference from the Form 8-K dated November 15, 2010.

4.6	Officers’ Certificate dated April 24, 2012, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 3.700% Senior Notes due 2022. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 24, 2012.

4.7	Form of 3.700% Senior Notes due 2022. Incorporated by reference from the Form 8-K dated April 24, 2012.

4.8	Officers’ Certificate dated November 13, 2012, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 2.875% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 13, 2012.

4.9	Form of 2.875% Senior Notes due 2023. Incorporated by reference from the Form 8-K dated November 13, 2012.

4.10	Officers’ Certificate dated April 29, 2013, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 29, 2013.

4.11	Form of 3.125% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Form 8-K dated April 29, 2013.

4.12	Officer’s Certificate dated January 14, 2014, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 1.300% Senior Notes due 2017. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated January 14, 2014.

4.13	Form of 1.300% Note due 2017. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated January 14, 2014.

4.14	Officers’ Certificate dated April 29, 2015, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 2.500% Senior Notes due 2021. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 29, 2015.

4.15	Form of 2.500% Note due 2021. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated April 29, 2015.

4.16	Officers’ Certificate dated April 29, 2015, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.250% Senior Notes due 2025. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 29, 2015.

4.17	Form of 3.250% Note due 2025. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 29, 2015.

4.18	Officers’ Certificate dated April 21, 2016, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 1.625% Senior Notes due 2019. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 21, 2016.

4.19	Form of 1.625% Senior Notes due 2019. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated April 21, 2016.

4.20	Officers’ Certificate dated April 21, 2016, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2026. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 21, 2016.

4.21	Form of 3.125% Senior Notes due 2026. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 21, 2016.

*10.1	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended August 26, 2000.

*10.2	Third Amended and Restated 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended August 30, 2003.

*10.3	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended November 23, 2002.

*10.4	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended November 23, 2002.

*10.5	AutoZone, Inc. 2003 Director Stock Option Plan. Incorporated by reference to Appendix C to the definitive proxy statement dated November 1, 2002, for the Annual Meeting of Stockholders held December 12, 2002.

*10.6	AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Appendix D to the definitive proxy statement dated November 1, 2002, for the Annual Meeting of Stockholders held December 12, 2002.

*10.7	Third Amendment to the AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 12, 2012.

*10.8	AutoZone, Inc. 2006 Stock Option Plan. Incorporated by reference to Appendix A to the definitive proxy statement dated October 25, 2006, for the Annual Meeting of Stockholders held December 13, 2006.

*10.9	Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended August 25, 2007.

*10.10	AutoZone, Inc. Fifth Amended and Restated Executive Stock Purchase Plan. Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K dated October 22, 2012.

*10.11	Amended and Restated AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated January 4, 2008.

*10.12	Amended and Restated AutoZone, Inc. 2003 Director Stock Option Plan. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K dated January 4, 2008.

*10.13	AutoZone, Inc. Enhanced Severance Pay Plan. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated February 15, 2008.

*10.14	Form of non-compete and non-solicitation agreement signed by each of the following current and former executive officers: Philip B. Daniele, III, Mark A. Finestone, William T. Giles, William W. Graves, Ronald B. Griffin, James C. Griffith, William R. Hackney, Rodney C. Halsell, Thomas B. Newbern, Charlie Pleas, III, Larry M. Roesel, Albert Saltiel, Richard C. Smith, Mike A. Womack and Kristen C. Wright; and by AutoZone, Inc. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated February 15, 2008.

*10.15	Form of non-compete and non-solicitation agreement approved by AutoZone’s Compensation Committee for execution by non-executive officers. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K dated February 15, 2008.

*10.16	Agreement dated February 14, 2008, between AutoZone, Inc. and William C. Rhodes, III. Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K dated February 15, 2008.

*10.17	Form of non-compete and non-solicitation agreement signed by each of the following current and former officers: Jennie E. Anderson, Edward Beltran, Craig Blackwell, Brian L. Campbell, Cathy Culnane, Anthony J. Dudek, Robert A. Durkin, Bill Edwards, Joseph Espinosa, Duane Findley, Preston B. Frazer, Tim Goddard, Stephany L. Goodnight, Eric S. Gould, Troy Hitchcock, Chris Hunter, Joyce Johns, David Klein, Thomas A. Kliman, Maria M. Leggett, Dennis LeRiche, Mitchell Major, Grantland E. McGee, Jr., John M. Mosunic, J. Scott Murphy, Jeffrey H. Nix, Raymond A. Pohlman, Elizabeth Rabun, Joe L. Sellers, Jr., Brett Shanaman, Jamey Traywick, Kevin Williams, Doug Wines, Solomon Woldeslassie and Larry Yeske; and by AutoZone, Inc. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2008.

*10.18	Second Amended and Restated Employment and Non-Compete Agreement between AutoZone, Inc. and Harry L. Goldsmith dated December 29, 2008. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 30, 2008.

*10.19	AutoZone, Inc. 2010 Executive Incentive Compensation Plan, incorporated by reference to Exhibit A to the definitive proxy statement dated October 26, 2009, for the Annual Meeting of Stockholders held December 16, 2009.

*10.20	AutoZone, Inc. 2011 Equity Incentive Award Plan, incorporated by reference to Exhibit A to the definitive proxy statement dated October 25, 2010, for the Annual Meeting of Stockholders held December 15, 2010.

*10.21	Form of Stock Option Agreement under the 2006 Stock Option Plan, effective September 2010. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.22	Form of Stock Option Agreement under the 2006 Stock Option Plan for certain executive officers, effective September 2010. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.23	Form of Letter Agreement dated as of December 14, 2010, amending certain Stock Option Agreements of executive officers. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.24	AutoZone, Inc. 2011 Director Compensation Program. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.25	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated March 17, 2011.

*10.26	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for officers effective September 27, 2011. Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.27	First Amended and Restated AutoZone, Inc. Enhanced Severance Pay Plan. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated March 17, 2011.

10.28	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for officers effective September 27, 2011. Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.29	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for certain executive officers effective September 27, 2011. Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.30	Amended and Restated Credit Agreement dated as of September 13, 2011 among AutoZone, Inc. as Borrower, the several Lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent and Swingline Lender, JPMorgan Chase Bank, N.A. as Syndication Agent, arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC as Joint Lead Arrangers and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, Wells Fargo Securities, LLC and Barclays Capital as Joint Book Runners. Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.31	Sixth Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.32	Second Amended AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 14, 2011.

*10.33	Offer letter dated May 23, 2012, to Mike A. Womack. Incorporated by reference to Exhibit 10.38 of Annual Report on Form 10-K dated October 22, 2012.

*10.34	Offer letter dated April 26, 2012, to Ronald B. Griffin. Incorporated by reference to Exhibit 10.39 of Annual Report on Form 10-K dated October 22, 2012.

*10.35	Amended Non-Compete Agreement between AutoZone, Inc. and Jon A. Bascom dated May 25, 2012. Incorporated by reference to Exhibit 10.40 of Annual Report on Form 10-K dated October 22, 2012.

*10.36	Offer letter dated February 7, 2013, to Albert Saltiel. Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q dated June 12, 2013.

*10.37	Third Amendment to the AutoZone, Inc. Executive Deferred Compensation Plan incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 12, 2012.

10.38	Master Extension, New Commitment and Amendment Agreement dated as of December 4, 2013 among AutoZone, Inc. as Borrower; Bank of America, N.A. as Administrative Agent and Swingline Lender; JPMorgan Chase Bank, N.A. as Syndication Agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC as Joint Lead Arrangers; Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, Wells Fargo Securities, LLC and Barclay’s Capital as Joint Book Runners; SunTrust Bank, U.S. Bank National Association, Wells Fargo Bank, National Association and Barclay’s Bank PLC as Documentation Agents; and the several lenders party thereto. Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q dated December 18, 2013.

*10.39	Amended and Restated AutoZone, Inc. AutoZone, Inc. Executive Deferred Compensation Plan dated December 17, 2013. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated March 25, 2014.

*10.40	AutoZone, Inc. Director Compensation Program effective January 1, 2014. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated March 25, 2014.

10.41	Second Amended and Restated Credit Agreement dated as of December 19, 2014, among AutoZone, Inc., as Borrower, the lenders party thereto and Bank of America, N.A. as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 22, 2014.

10.42	364-Day Credit Agreement Dated as of December 19, 2014, among AutoZone, Inc. as Borrower, the lenders party thereto and Wells Fargo Bank National Association as Administrative Agent, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated December 22, 2014.

*10.43	Amended and Restated AutoZone, Inc. 2011 Equity Incentive Award Plan dated December 16, 2015. Incorporated by reference to Exhibit A to the definitive proxy statement dated October 26, 2015, for the Annual Meeting of Stockholders held December 16, 2015.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethical Conduct. Incorporated by reference to Exhibit 14.1 of the Annual Report on Form 10-K for the fiscal year ended August 30, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.