Form 10-Q
period 2016-11-19
AUTOZONE INC
filed 2016-12-14
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 19, 2016, or

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

Common Stock, $.01 Par Value – 28,620,620 shares outstanding as of December 9, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	November 19, 2016	August 27, 2016
Assets
Current assets:
Cash and cash equivalents	$195,538	$189,734
Accounts receivable	270,768	287,680
Merchandise inventories	3,773,242	3,631,916
Other current assets	129,138	130,243

Total current assets	4,368,686	4,239,573

Property and equipment:
Property and equipment	6,397,584	6,330,115
Less: Accumulated depreciation and amortization	(2,647,073)	(2,596,861)

	3,750,511	3,733,254

Goodwill	391,887	391,887
Deferred income taxes	35,581	36,855
Other long-term assets	195,879	198,218

	623,347	626,960

	$8,742,544	$8,599,787

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,162,316	$4,095,854
Accrued expenses and other	550,940	551,625
Income taxes payable	136,963	42,841

Total current liabilities	4,850,219	4,690,320

Long-term debt	4,997,446	4,924,119
Deferred income taxes	293,241	284,500
Other long-term liabilities	496,863	488,386

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 30,350 shares issued and 28,662 shares outstanding as of November 19, 2016; 30,329 shares issued and 29,118 shares outstanding as of August 27, 2016	304	303
Additional paid-in capital	1,070,143	1,054,647
Retained deficit	(1,324,062)	(1,602,186)
Accumulated other comprehensive loss	(346,203)	(307,529)
Treasury stock, at cost	(1,295,407)	(932,773)

Total stockholders’ deficit	(1,895,225)	(1,787,538)

	$8,742,544	$8,599,787

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended
(in thousands, except per share data)	November 19, 2016	November 21, 2015
Net sales	$2,467,845	$2,386,043
Cost of sales, including warehouse and delivery expenses	1,166,303	1,133,109

Gross profit	1,301,542	1,252,934
Operating, selling, general and administrative expenses	842,640	814,939

Operating profit	458,902	437,995
Interest expense, net	33,306	35,010

Income before income taxes	425,596	402,985
Income taxes	147,471	144,873

Net income	$278,125	$258,112

Weighted average shares for basic earnings per share	28,951	30,498
Effect of dilutive stock equivalents	752	640

Weighted average shares for diluted earnings per share	29,703	31,138

Basic earnings per share	$9.61	$8.46

Diluted earnings per share	$9.36	$8.29

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended
(in thousands)	November 19, 2016	November 21, 2015
Net income	$278,125	$258,112
Other comprehensive (loss) income:
Pension liability adjustments, net of taxes (1)	1,816	1,234
Foreign currency translation adjustments	(40,591)	7,787
Unrealized losses on marketable securities, net of taxes (2)	(229)	(62)
Net derivative activities, net of taxes (3)	330	164

Total other comprehensive (loss) income	(38,674)	9,123

Comprehensive income	$239,451	$267,235

(1)	Pension liability adjustments are presented net of taxes of $1,385 in fiscal 2017 and $1,190 in fiscal 2016.
(2)	Unrealized losses on marketable securities are presented net of taxes of $144 in fiscal 2017 and $33 in fiscal 2016.
(3)	Net derivative activities are presented net of taxes of $179 in fiscal 2017 and $85 in fiscal 2016.

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twelve Weeks Ended
(in thousands)	November 19, 2016	November 21, 2015
Cash flows from operating activities:
Net income	$278,125	$258,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	71,812	66,283
Amortization of debt origination fees	1,950	1,726
Deferred income taxes	6,881	1,464
Share-based compensation expense	9,787	8,656
Changes in operating assets and liabilities:
Accounts receivable	14,935	88
Merchandise inventories	(160,918)	(90,420)
Accounts payable and accrued expenses	77,360	20,339
Income taxes payable	95,523	73,957
Other, net	11,045	6,798

Net cash provided by operating activities	406,500	347,003

Cash flows from investing activities:
Capital expenditures	(97,917)	(86,658)
Purchase of intangibles	—	(10,000)
Purchase of marketable securities	(10,843)	(29,303)
Proceeds from sale of marketable securities	8,752	24,640
Disposal of capital assets and other, net	357	228

Net cash used in investing activities	(99,651)	(101,093)

Cash flows from financing activities:
Net proceeds from commercial paper	72,200	428,300
Repayment of debt	—	(300,000)
Net proceeds from sale of common stock	5,742	25,040
Purchase of treasury stock	(362,634)	(400,100)
Payments of capital lease obligations	(11,012)	(10,096)
Other, net	(2,222)	—

Net cash used in financing activities	(297,926)	(256,856)

Effect of exchange rate changes on cash	(3,119)	1,123

Net increase (decrease) in cash and cash equivalents	5,804	(9,823)
Cash and cash equivalents at beginning of period	189,734	175,309

Cash and cash equivalents at end of period	$195,538	$165,486

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and related notes included in the AutoZone, Inc. (“AutoZone” or the “Company”) Annual Report on Form 10-K for the year ended August 27, 2016.

Operating results for the twelve weeks ended November 19, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2017. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2017 and 2016 each have 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Recently Adopted Accounting Pronouncements: In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting. ASU 2016-09 simplifies several aspects of accounting for share-based payments transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted this standard on August 28, 2016. The Company has applied the amendment requiring recognition of excess tax deficiencies and tax benefits in the income statement prospectively. The adoption of the new standard increased earnings per share for the twelve week period ended November 19, 2016 by $0.03, driven by a lower effective tax rate of 74 basis points (an $0.11 benefit to earnings per share), partially offset by a change to the dilutive outstanding shares calculation (an $0.08 reduction to earnings per share). The Company has applied the amendment relating to the presentation of the excess tax benefits on the Consolidated Statements of Cash Flows retrospectively, resulting in the reclassification of $23.5 million of excess tax benefits from cash flows from financing activities to cash flows from operating activities for the twelve weeks ended November 21, 2015. The Company will continue to estimate forfeitures of share-based awards.

Recently Issued Accounting Pronouncements: In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. ASU 2016-16 requires that an entity recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. The guidance must be applied using the modified retrospective basis. The Company does not expect the provisions of ASU 2016-16 to have a material impact on its financial statements. This update will be effective for the Company at the beginning of fiscal 2019.

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

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $9.8 million for the twelve week period ended November 19, 2016, and was $8.7 million for the comparable prior year period.

During the twelve week period ended November 19, 2016, 22,612 stock options were exercised at a weighted average exercise price of $301.09. In the comparable prior year period, 124,199 stock options were exercised at a weighted average exercise price of $209.78.

The Company made stock option grants of 288,305 shares during the twelve week period ended November 19, 2016, and granted options to purchase 367,445 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the twelve week periods ended November 19, 2016, and November 21, 2015, using the Black-Scholes-Merton multiple-option pricing valuation model, was $139.66 and $155.88 per share, respectively, using the following weighted average key assumptions:

	Twelve Weeks Ended
	November 19, 2016	November 21, 2015
Expected price volatility	18%	18%
Risk-free interest rate	1.2%	1.5%
Weighted average expected lives (in years)	5.1	5.7
Forfeiture rate	10%	10%
Dividend yield	0%	0%

See AutoZone’s Annual Report on Form 10-K for the year ended August 27, 2016, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s Amended and Restated 2011 Equity Incentive Award Plan, the 2011 Director Compensation Program and the 2014 Director Compensation Plan.

For the twelve week period ended November 19, 2016, 27,170 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 17,280 anti-dilutive shares were excluded from the dilutive earnings per share computation.

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	November 19, 2016
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$10,009	$515	$—	$10,524
Other long-term assets	64,735	24,771	—	89,506

	$74,744	$25,286	$—	$100,030

	August 27, 2016
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$7,326	$—	$—	$7,326
Other long-term assets	65,350	25,675	—	91,025

	$72,676	$25,675	$—	$98,351

At November 19, 2016, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheet consisted of short-term marketable securities of $10.5 million, which are included within Other current assets, and long-term marketable securities of $89.5 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable securities, by asset class, are described in “Note D – Marketable Securities.”

Non-Financial Assets measured at Fair Value on a Non-Recurring Basis

Non-financial assets are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. The assets could include assets acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. During the twelve week periods ended November 19, 2016, and November 21, 2015, the Company did not have any significant non-financial assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

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

Note D – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	November 19, 2016
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$40,006	$58	$(50)	$40,014
Government bonds	32,725	—	(197)	32,528
Mortgage-backed securities	6,229	15	(34)	6,210
Asset-backed securities and other	21,297	18	(37)	21,278

	$100,257	$91	$(318)	$100,030

	August 27, 2016
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$37,789	$198	$(6)	$37,981
Government bonds	33,497	24	(35)	33,486
Mortgage-backed securities	6,865	18	(29)	6,854
Asset-backed securities and other	20,015	26	(11)	20,030

	$98,166	$266	$(81)	$98,351

The debt securities held at November 19, 2016, had effective maturities ranging from less than one year to approximately three years. The Company did not realize any material gains or losses on its marketable securities during the twelve week period ended November 19, 2016.

The Company holds 87 securities that are in an unrealized loss position of approximately $318 thousand at November 19, 2016. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.

Included above in total marketable securities are $84.4 million of marketable securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note E – Derivative Financial Instruments

At November 19, 2016, the Company had $11.8 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week period ended November 19, 2016, the Company reclassified $509 thousand of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $249 thousand of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $2.2 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note F – Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method for domestic inventories and the weighted average cost method for Mexico and Brazil inventories. Due to price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is not to write up inventory in excess of replacement cost, which is based on average cost. The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $375.0 million at November 19, 2016 and $364.1 million at August 27, 2016.

Note G – Pension and Savings Plans

The components of net periodic pension expense related to the Company’s pension plans consisted of the following:

	Twelve Weeks Ended
(in thousands)	November 19, 2016	November 21, 2015
Interest cost	$2,385	$2,601
Expected return on plan assets	(4,628)	(3,810)
Amortization of net loss	3,201	2,424

Net periodic pension expense	$958	$1,215

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the twelve week period ended November 19, 2016, the Company did not make contributions to its funded plan. The Company expects to contribute approximately $17.5 million to the plan during the remainder of fiscal 2017; however, a change to the expected cash funding may be impacted by a change in interest rates, a change in the actual or expected return on plan assets or through other plans initiated by management.

Note H – Financing

The Company’s long-term debt consisted of the following:

(in thousands)	November 19, 2016	August 27, 2016
1.300% Senior Notes due January 2017, effective interest rate of 1.43%	$400,000	$400,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
1.625% Senior Notes due April 2019, effective interest rate of 1.77%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
2.500% Senior Notes due April 2021, effective interest rate of 2.62%	250,000	250,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
Commercial paper, weighted average interest rate of 0.77% and 0.72% at November 19, 2016 and August 27, 2016, respectively	1,269,700	1,197,500

Total debt before discounts and debt issuance costs	5,019,700	4,947,500
Less: Discounts and debt issuance costs	22,254	23,381

Long-term debt	$4,997,446	$4,924,119

As of November 19, 2016, $1.270 billion of commercial paper borrowings and the $400 million 1.300% Senior Notes due January 2017 were classified as long-term in the accompanying Consolidated Balance Sheets as the Company had the ability and intent to refinance on a long-term basis through available capacity in its revolving credit facilities. As of November 19, 2016, the Company had $1.958 billion of availability under its $2.0 billion revolving credit facilities, which would allow it to replace these short-term obligations with long-term financing facilities.

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

On November 18, 2016, the Company amended and restated its existing Multi-Year revolving credit facility (the “New Multi-Year Revolving Credit Agreement”) by increasing the committed credit amount from $1.25 billion to $1.6 billion, extending the expiration date by two years and renegotiating other terms and conditions. This credit facility is available to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. The capacity of the credit facility may be increased to $2.1 billion prior to the maturity date at the Company’s election and subject to bank credit capacity and approval, and may include up to $200 million in letters of credit. Under the revolving credit facility, the Company may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the revolving credit facility, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. The Company also has the option to borrow funds under the terms of a swingline loan subfacility. The revolving credit facility expires on November 18, 2021, but the Company may, by notice to the administrative agent, make up to two requests to extend the termination date for an additional period of one year. The first such request must be made no earlier than 60 days, and no later than 45 days, prior to November 18, 2017, while the second request must be made no earlier than 60 days, and no later than 45 days, prior to November 18, 2018.

On November 18, 2016, the Company amended and restated its existing 364-Day revolving credit facility (the “New 364-Day Credit Agreement”) by decreasing the committed credit amount from $500 million to $400 million, extending the expiration date by one year and renegotiating other terms and conditions. The credit facility is available to primarily support commercial paper borrowings and other short-term unsecured bank loans. Under the credit facility, the Company may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable margin, as defined in the revolving credit facility, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. The New 364-Day Credit Agreement expires on November 17, 2017, but the Company may request an extension of the termination date for 364 days no later than 45 days prior to November 17, 2017, subject to bank approval. In addition, at least 15 days prior to November 17, 2017, the Company has the right to convert the credit facility to a term loan for up to one year from the termination date, subject to a 1% penalty.

As of November 19, 2016, the Company had no outstanding borrowings under each of the revolving credit facilities and $3.3 million of outstanding letters of credit under the New Revolving Credit Agreement.

The fair value of the Company’s debt was estimated at $5.054 billion as of November 19, 2016, and $5.117 billion as of August 27, 2016, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $56.4 million at November 19, 2016 and $192.7 million at August 27, 2016, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts.

Note I – Stock Repurchase Program

From January 1, 1998 to November 19, 2016, the Company has repurchased a total of 141.3 million shares of its common stock at an aggregate cost of $17.117 billion, including 477,736 shares of its common stock at an aggregate cost of $362.6 million during the twelve week period ended November 19, 2016. On September 22, 2016, the Board voted to increase the authorization by $750 million. This raised the total value of shares authorized to be repurchased to $17.9 billion. Considering the cumulative repurchases as of November 19, 2016, the Company had $782.7 million remaining under the Board’s authorization to repurchase its common stock. Subsequent to November 19, 2016, the Company has repurchased 90,675 shares of its common stock at an aggregate cost of $70.8 million.

Note J – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss for the twelve week periods ended November 19, 2016 and November 21, 2015 consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities	Derivatives	Total
Balance at August 27, 2016	$(88,890)	$(211,012)	$120	$(7,747)	$(307,529)
Other comprehensive (loss) before reclassifications (1)	—	(40,591)	(235)	—	(40,826)
Amounts reclassified from Accumulated other comprehensive loss (1)	1,816 (2)	—	6 (4)	330 (5)	2,152

Balance at November 19, 2016	$(87,074)	$(251,603)	$(109)	$(7,417)	$(346,203)

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities	Derivatives	Total
Balance at August 29, 2015	$(70,795)	$(171,488)	$(26)	$(7,209)	$(249,518)

Other comprehensive income (loss) before reclassifications (1)	—	7,787	(75)	—	7,712
Amounts reclassified from Accumulated other comprehensive loss (1)	1,234 (2)	—	13 (4)	164 (5)	1,411

Balance at November 21, 2015	$(69,561)	$(163,701)	$(88)	$(7,045)	$(240,395)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $1,385 in fiscal 2017 and $1,190 in fiscal 2016, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized losses on marketable securities, net of taxes of $3 in fiscal 2017 and $7 in fiscal 2016, which is recorded in Operating, selling, general, and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $179 in fiscal 2017 and $85 is fiscal 2016, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Note K – Goodwill and Intangibles

As of November 19, 2016, there were no changes to the carrying amount of goodwill as described in our Annual Report on Form 10-K for the year ended August 27, 2016.

The carrying amounts of intangible assets are included in Other long-term assets as follows:

(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Technology	3-5 years	$10,570	$(8,502)	$2,068
Noncompete agreements	5 years	1,300	(1,023)	277
Customer relationships	3-10 years	49,676	(19,958)	29,718

		$61,546	$(29,483)	32,063

Non-amortizing intangible asset:
Trade name				26,900

Total intangible assets other than goodwill				$58,963

Amortization expense of intangible assets for the twelve week periods ended November 19, 2016 and November 21, 2015 was $2.0 million.

The Company made no payments related to customer relationships during the twelve week period ended November 19, 2016. In the comparable prior year period, the Company made an installment payment for $10 million related to certain customer relationships purchased during fiscal 2014 relating to its ALLDATA operations.

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

Note M – Segment Reporting

The Company’s four operating segments (Domestic Auto Parts, Mexico, Brazil and IMC) are aggregated as one reportable segment: Auto Parts Locations. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in Note A in its Annual Report on Form 10-K for the year ended August 27, 2016.

The Auto Parts Locations segment is a retailer and distributor of automotive parts and accessories through the Company’s 5,835 locations in the United States, Puerto Rico, Mexico and Brazil. Each location carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended
(in thousands)	November 19, 2016	November 21, 2015
Net Sales
Auto Parts Locations	$2,389,561	$2,304,318
Other	78,284	81,725

Total	$2,467,845	$2,386,043

Segment Profit
Auto Parts Locations	$1,257,767	$1,208,390
Other	43,775	44,544

Gross profit	1,301,542	1,252,934
Operating, selling, general and administrative expenses	(842,640)	(814,939)
Interest expense, net	(33,306)	(35,010)

Income before income taxes	$425,596	$402,985

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of November 19, 2016, the related condensed consolidated statements of income for the twelve week periods ended November 19, 2016 and November 21, 2015, the condensed consolidated statements of comprehensive income for the twelve week periods ended November 19, 2016 and November 21, 2015, and the condensed consolidated statements of cash flows for the twelve week periods ended November 19, 2016 and November 21, 2015. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AutoZone, Inc. as of August 27, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for the year then ended, not presented herein, and, in our report dated October 24, 2016 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 27, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

December 14, 2016

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at November 19, 2016, operated 5,313 AutoZone stores in the United States, including Puerto Rico; 488 in Mexico; eight in Brazil; and 26 Interamerican Motor Corporation (“IMC”) branches. Each AutoZone store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At November 19, 2016, in 4,425 of our domestic AutoZone stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in AutoZone stores in Mexico and Brazil. IMC branches carry an extensive line of original equipment quality import replacement parts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and accessories, performance and replacement parts through www.autoanything.com, and our commercial customers can make purchases through www.autozonepro.com and www.imcparts.net. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve weeks ended November 19, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2017. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2016 and fiscal 2017 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales were up 3.4% for the quarter driven by sales of $40.3 million from new domestic AutoZone stores and domestic same store sales (sales from stores open at least one year) growth of 1.6%. Earnings per share increased 13.0% for the quarter.

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

One macroeconomic factor affecting our customers and industry during the first quarter of fiscal 2017 was gas prices. During the quarter, the price per gallon of unleaded gasoline in the United States began the quarter at $2.24 per gallon and ended the quarter at $2.16 per gallon, an $0.08 decrease. During the comparable prior year period, gas prices decreased by $0.42 per gallon, beginning at $2.51 per gallon and ending at $2.09 per gallon. We believe reduced gas prices give our customers additional disposable income. With approximately 12 billion gallons of unleaded gas consumed each month across the U.S., each $1 decrease at the pump contributes approximately $12 billion of additional spending capacity to consumers each month. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

During the first quarter of fiscal 2017, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 85% of total sales, with failure related categories continuing to be our largest set of categories. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by severe or unusual weather over a short term period. Over the long term, we believe the impact of the weather on our sales mix is not significant.

Our primary response to fluctuations in the demand for the products we sell is to adjust our advertising message, store staffing and product assortment. In recent years, we initiated a variety of strategic tests focused on increasing inventory availability in our domestic stores. As part of those tests, we closely studied our hub distribution model, store inventory levels and product assortment, which led to strategic tests on increased frequency of delivery to our domestic stores and significantly expanding parts assortment in select domestic stores we call mega hubs. During fiscal 2015, we concluded our tests on these specific new concepts and continued to roll out these strategic initiatives in fiscal 2016. During the first quarter of fiscal 2017, we continued the implementation of more frequent deliveries from our distribution centers to additional domestic stores and the execution of our mega hub strategy. We expect to continue this effort throughout fiscal 2017.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. The average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. Since the beginning of fiscal 2017 and through September 2016 (latest publicly available information), miles driven increased at a slightly accelerated rate compared to the same period last year.

Twelve Weeks Ended November 19, 2016

Compared with Twelve Weeks Ended November 21, 2015

Net sales for the twelve weeks ended November 19, 2016 increased $81.8 million to $2.468 billion, or 3.4%, over net sales of $2.386 billion for the comparable prior year period. Total auto parts sales increased by 3.7%, primarily driven by net sales of $40.3 million from new domestic AutoZone stores and domestic same store sales. Domestic commercial sales increased $27.3 million, or 6.3%, over the comparable prior year period.

Gross profit for the twelve weeks ended November 19, 2016 was $1.302 billion, or 52.7% of net sales, compared with $1.253 billion, or 52.5% of net sales, during the comparable prior year period. The improvement in gross margin was attributable to lower acquisition costs, partially offset by higher supply chain costs associated with current year inventory initiatives (-14 basis points).

Operating, selling, general and administrative expenses for the twelve weeks ended November 19, 2016 were $842.6 million, or 34.1% of net sales, compared with $814.9 million, or 34.2% of net sales, during the comparable prior year period. Operating expenses as a percentage of sales, were relatively flat to last year as favorability across several areas was offset by higher domestic store payroll (-9 basis points).

Net interest expense for the twelve weeks ended November 19, 2016 was $33.3 million compared with $35.0 million during the comparable prior year period. The decrease was primarily due to a decline in borrowing rates over the comparable year period, partially offset by higher borrowing levels. Average borrowings for the twelve weeks ended November 19, 2016 were $4.935 billion, compared with $4.654 billion for the comparable prior year period. Weighted average borrowing rates were 2.6% for the twelve weeks ended November 19, 2016 and 2.9% for the twelve weeks ended November 21, 2015.

Our effective income tax rate was 34.7% of pretax income for the twelve weeks ended November 19, 2016 and 35.9% for the comparable prior year period. The decrease in the tax rate was primarily due to the Company’s adoption of the new accounting guidance for share-based payments, which lowered the effective income tax rate by 74 basis points.

Net income for the twelve week period ended November 19, 2016 increased by $20.0 million to $278.1 million, and diluted earnings per share increased by 13.0% to $9.36 from $8.29 in the comparable prior year period. The Company’s adoption of the new accounting guidance for share-based payments increased earnings per share by $0.03, driven by a lower effective tax rate of 74 basis points, (an $0.11 benefit to earnings per share), partially offset by a change to the dilutive outstanding shares calculation (an $0.08 reduction to earnings per share). The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.46.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the twelve weeks ended November 19, 2016, our net cash flows from operating activities provided $406.5 million as compared with $347.0 million provided during the comparable prior year period. The increase is primarily due to the timing of tax payments and increased net income.

Our net cash flows used in investing activities for the twelve weeks ended November 19, 2016 were $99.7 million as compared with $101.1 million in the comparable prior year period. Capital expenditures for the twelve weeks ended November 19, 2016 were $97.9 million compared to $86.7 million for the comparable prior year period. The increase is primarily driven by our capital expenditures related to the two domestic distribution centers currently being built and the new Mexico distribution center that was completed during the quarter. During the twelve week period ended November 19, 2016, we opened 21 net new locations. In the comparable prior year period, we opened 26 net new locations. There were no cash flows used in the purchase of intangibles in the twelve week period ended November 19, 2016. Cash flows were used in the purchase of other intangibles for $10 million in the comparable prior year period. Investing cash flows were also impacted by our wholly owned captive, which purchased $10.8 million and sold $8.8 million in marketable securities during the twelve weeks ended November 19, 2016. During the comparable prior year period, the captive purchased $29.3 million in marketable securities and sold $24.6 million in marketable securities.

Our net cash flows used in financing activities for the twelve weeks ended November 19, 2016 were $297.9 million compared to $256.9 million in the comparable prior year period. During the twelve weeks ended November 19, 2016 and the comparable prior year period, we received no proceeds from issuance of debt. During the twelve week period ended November 19, 2016, there were no repayments of debt. During the twelve week period ended November 19, 2015, we repaid our $300 million 5.500% Senior Notes due in November 2015 using commercial paper borrowings. For the twelve week period ended November 19, 2016, our commercial paper activity resulted in $72.2 million in net proceeds, as compared to $428.3 million in net proceeds in the comparable year period. Stock repurchases were $362.6 million in the current twelve week period as compared with $400.1 million in the comparable prior year period. For the twelve weeks ended November 19, 2016, proceeds from the sale of common stock and exercises of stock options provided $5.7 million. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $25.0 million.

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

In addition to the building and land costs, our new locations require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate. In recent years, we initiated a variety of strategic tests focused on increasing inventory availability, which increased our inventory per location. Many of our vendors have supported our initiative to update our product assortments by providing extended payment terms. These extended payment terms have allowed us to continue our high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 110.3%, compared to 110.6% last year.

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

For the trailing four quarters ended November 19, 2016, our after-tax return on invested capital (“ROIC”) was 31.3% as compared to 31.2% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Debt Facilities

On November 18, 2016, we amended and restated our existing Multi-Year revolving credit facility (the “New Multi-Year Revolving Credit Agreement”) by increasing the committed credit amount from $1.25 billion to $1.6 billion, extending the expiration date by two years and renegotiating other terms and conditions. This credit facility is available to primarily support commercial paper borrowings, letters of credit and other short-term unsecured bank loans. The capacity of the credit facility may be increased to $2.1 billion prior to the maturity date at our election and subject to bank credit capacity and approval, and may include up to $200 million in letters of credit. Under the revolving credit facility, we may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the revolving credit facility, depending upon our senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. We also have the option to borrow funds under the terms of a swingline loan subfacility. The revolving credit facility expires on November 18, 2021, but we may, by notice to the administrative agent, make up to two requests to extend the termination date for an additional period of one year. The first such request must be made no earlier than 60 days, and no later than 45 days, prior to November 18, 2017, while the second request must be made no earlier than 60 days, and no later than 45 days, prior to November 18, 2018.

On November 18, 2016, we amended and restated our existing 364-Day revolving credit facility (the “New 364-Day Credit Agreement”) by decreasing the committed credit amount from $500 million to $400 million, extending the expiration date by one year, and renegotiating other terms and conditions. The credit facility is available to primarily support commercial paper borrowings and other short-term unsecured bank loans. Under the credit facility, we may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable margin, as defined in the revolving credit facility, depending upon our senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. The New 364-Day Credit Agreement expires on November 17, 2017, but we may request an extension of the term date for 364 days no later than 45 days prior to November 17, 2017, subject to bank approval. In addition, at least 15 days prior to November 17, 2017, we have the right to convert the credit facility to a term loan for up to one year from the termination date, subject to a 1% penalty.

As of November 19, 2016, we had no outstanding borrowings under each of the revolving credit facilities and $3.3 million of outstanding letters of credit under the New Revolving Credit Agreement.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $75 million. The letter of credit facility is in addition to the letters of credit that may be issued under the New Revolving Credit Agreement. As of November 19, 2016, we had $74.9 million in letters of credit outstanding under the letter of credit facility, which expires in June 2019.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $9.3 million in letters of credit outstanding as of November 19, 2016. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of November 19, 2016, $1.270 billion of commercial paper borrowings and the $400 million 1.300% Senior Notes due January 2017 were classified as long-term in the Consolidated Balance Sheets as we had the ability and intent to refinance on a long-term basis through available capacity in our revolving credit facilities. As of November 19, 2016, we had $1.958 billion of availability under our $2.0 billion revolving credit facilities, which would allow us to replace these short-term obligations with long-term financing facilities.

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

All senior notes are subject to an interest rate adjustment if the debt ratings assigned to the senior notes are downgraded (as defined in the agreements). Further, the senior notes contain a provision that repayment of the senior notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our senior notes contain minimal covenants, primarily restrictions on liens. Under our revolving credit facilities, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of November 19, 2016, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.5:1 as of November 19, 2016, and was 2.5:1 as of November 21, 2015. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

From January 1, 1998 to November 19, 2016, we have repurchased a total of 141.3 million shares of our common stock at an aggregate cost of $17.117 billion, including 477,736 shares of our common stock at an aggregate cost of $362.6 million during the twelve week period ended November 19, 2016. On September 22, 2016, the Board voted to increase the authorization by $750 million. This raised the total value of shares authorized to be repurchased to $17.9 billion. Considering cumulative repurchases as of November 19, 2016, we had $782.7 million remaining under the Board’s authorization to repurchase our common stock.

Subsequent to November 19, 2016, we have repurchased 90,675 shares of our common stock at an aggregate cost of $70.8 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at November 19, 2016, was $87.5 million compared with $106.1 million at August 27, 2016, and our total surety bonds commitment at November 19, 2016, was $29.9 million compared with $33.4 million at August 27, 2016.

Financial Commitments

Except for the previously discussed amendments to our existing revolving credit facilities, as of November 19, 2016, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 27, 2016.

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

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital “ROIC”

The following tables calculate the percentages of ROIC for the trailing four quarters ended November 19, 2016 and November 21, 2015.

(in thousands, except percentage)	A Fiscal Year Ended August 27, 2016	B Twelve Weeks Ended November 21, 2015	A-B=C Forty Weeks Ended August 27, 2016	D Twelve Weeks Ended November 19, 2016	C+D Trailing Four Quarters Ended November 19, 2016
Net income	$1,241,007	$258,112	$982,895	$278,125	$1,261,020
Adjustments:
Interest expense	147,681	35,010	112,671	33,306	145,977
Rent expense	280,490	63,997	216,493	66,981	283,474
Tax effect (1)	(149,004)	(34,454)	(114,550)	(34,900)	(149,450)

After-tax return	$1,520,174	$322,665	$1,197,509	$343,512	$1,541,021

Average debt (2)					$4,894,916
Average deficit (3)					(1,813,096)
Rent x 6 (4)					1,700,844
Average capital lease obligations (5)					135,540

Invested capital					$4,918,204

ROIC					31.3%

(in thousands, except percentage)	A Fiscal Year Ended August 29, 2015	B Twelve Weeks Ended November 22, 2014	A-B=C Forty Weeks Ended August 29, 2015	D Twelve Weeks Ended November 21, 2015	C+D Trailing Four Quarters Ended November 21, 2015
Net income	$1,160,241	$238,310	$921,931	$258,112	$1,180,043
Adjustments:
Interest expense	150,439	37,060	113,379	35,010	148,389
Rent expense	269,458	61,893	207,565	63,997	271,562
Tax effect (1)	(149,903)	(35,326)	(114,577)	(35,345)	(149,922)

After-tax return	$1,430,235	$301,937	$1,128,298	$321,774	$1,450,072

Average debt (2)					$4,544,313
Average deficit (3)					(1,650,849)
Rent x 6 (4)					1,629,372
Average capital lease obligations (5)					126,825

Invested capital					$4,649,661

ROIC					31.2%

(1)	The effective tax rate was 34.8% and 35.7% over the trailing four quarters ended November 19, 2016 and November 21, 2015, respectively.
(2)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(3)	Average equity is equal to the average of our stockholders’ deficit measured as of the previous five quarters.
(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(5)	Average capital lease obligations are equal to the average of our capital lease obligations measured as of the previous five quarters.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Share-Based Expense “EBITDAR”

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended November 19, 2016 and November 21, 2015.

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 27, 2016	Twelve Weeks Ended November 21, 2015	Forty Weeks Ended August 27, 2016	Twelve Weeks Ended November 19, 2016	Trailing Four Quarters Ended November 19, 2016
Net income	$1,241,007	$258,112	$982,895	$278,125	$1,261,020
Add: Interest expense	147,681	35,010	112,671	33,306	145,977
Income tax expense	671,707	144,873	526,834	147,471	674,305

EBIT	2,060,395	437,995	1,622,400	458,902	2,081,302
Add: Depreciation expense	297,397	66,283	231,114	71,812	302,926
Rent expense	280,490	63,997	216,493	66,981	283,474
Share-based expense	39,825	8,656	31,169	9,787	40,956

EBITDAR	$2,678,107	$576,931	$2,101,176	$607,482	$2,708,658

Debt					$4,997,446
Capital lease obligations					150,829
Add: Rent x 6 (1)					1,700,844

Adjusted debt					$6,849,119

Adjusted debt / EBITDAR					2.5

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 29, 2015	Twelve Weeks Ended November 22, 2014	Forty Weeks Ended August 29, 2015	Twelve Weeks Ended November 21, 2015	Trailing Four Quarters Ended November 21, 2015
Net income	$1,160,241	$238,310	$921,931	$258,112	$1,180,043
Add: Interest expense	150,439	37,060	113,379	35,010	148,389
Income tax expense	642,371	133,192	509,179	144,873	654,052

EBIT	1,953,051	408,562	1,544,489	437,995	1,982,484
Add: Depreciation expense	269,919	61,045	208,874	66,283	275,157
Rent expense	269,458	61,893	207,565	63,997	271,562
Share-based expense	40,995	8,804	32,191	8,656	40,847

EBITDAR	$2,533,423	$540,304	$1,993,119	$576,931	$2,570,050

Debt					$4,754,101
Capital lease obligations					123,250
Add: Rent x 6 (1)					1,629,372

Adjusted debt					$6,506,723

Adjusted debt / EBITDAR					2.5

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.

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

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 27, 2016. Our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended August 27, 2016.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand; energy prices; weather; competition; credit market conditions; access to available and feasible financing; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; war and the prospect of war, including terrorist activity; inflation; the ability to hire and retain qualified employees; construction delays; the compromising of confidentiality, availability, or integrity of information, including cyber security attacks; and raw material costs of suppliers. Certain of these risks are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of our Annual Report on Form 10-K for the year ended August 27, 2016, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At November 19, 2016, the only material change to our instruments and positions that are sensitive to market risk since the disclosures in our 2016 Annual Report to Stockholders was the $72.2 million net increase in commercial paper.

The fair value of our debt was estimated at $5.054 billion as of November 19, 2016 and $5.117 billion as of August 27, 2016, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value was greater than the carrying value of debt by $56.4 million at November 19, 2016 and $192.7 million at August 27, 2016. We had $1.270 billion of variable rate debt outstanding at November 19, 2016 and $1.198 billion of variable rate debt outstanding at August 27, 2016. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $12.7 million in fiscal 2017. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $3.728 billion, net of unamortized debt issuance costs of $22.3 million at November 19, 2016 and $3.727 billion, net of unamortized debt issuance costs of $23.4 million at August 27, 2016. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $166.2 million at November 19, 2016.

Item 4. Controls and Procedures

As of November 19, 2016, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 19, 2016. During or subsequent to the quarter ended November 19, 2016, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 27, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended November 19, 2016, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
August 28, 2016 to September 24, 2016	—	$—	—	$1,145,351,207
September 25, 2016 to October 22, 2016	363,873	763.12	363,873	867,670,814
October 23, 2016 to November 19, 2016	113,863	746.10	113,863	782,717,282

Total	477,736	$759.07	477,736	$782,717,282

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares of common stock not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended on September 22, 2016 to increase the repurchase authorization by $750 million. This brings the total value of shares authorized to be repurchased to $17.9 billion. All of the above repurchases were part of this program. Subsequent to November 19, 2016, we have repurchased 90,675 shares of our common stock at an aggregate cost of $70.8 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Sixth Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated October 7, 2015.

10.1	Third Amended and Restated Credit Agreement dated as of November 18, 2016, among AutoZone, Inc. as Borrower, the lenders party thereto, and Bank of America, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated November 18, 2016.

10.2	Amended and Restated 364-Day Credit Agreement dated as of November 18, 2016, among AutoZone. Inc. as Borrower, the lenders party thereto, and Wells Fargo Bank, National Association as Administrative Agent. Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated November 18, 2016.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

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
Charlie Pleas, III
Senior Vice President, Controller (Principal Accounting Officer)

Dated: December 14, 2016

EXHIBIT INDEX

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Sixth Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated October 7, 2015.

10.1	Third Amended and Restated Credit Agreement dated as of November 18, 2016, among AutoZone, Inc. as Borrower, the lenders party thereto, and Bank of America, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated November 18, 2016.

10.2	Amended and Restated 364-Day Credit Agreement dated as of November 18, 2016, among AutoZone. Inc. as Borrower, the lenders party thereto, and Wells Fargo Bank, National Association as Administrative Agent. Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated November 18, 2016.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document