Form 10-Q
period 2017-02-11
AUTOZONE INC
filed 2017-03-21
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 11, 2017,

or

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

Common Stock, $.01 Par Value – 28,407,150 shares outstanding as of March 17, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	February 11, 2017	August 27, 2016
Assets
Current assets:
Cash and cash equivalents	$210,649	$189,734
Accounts receivable	246,882	287,680
Merchandise inventories	3,902,121	3,631,916
Other current assets	133,115	130,243

Total current assets	4,492,767	4,239,573
Property and equipment:
Property and equipment	6,501,072	6,330,115
Less: Accumulated depreciation and amortization	(2,697,269)	(2,596,861)

	3,803,803	3,733,254
Goodwill	391,887	391,887
Deferred income taxes	35,809	36,855
Other long-term assets	178,364	198,218

	606,060	626,960

	$8,902,630	$8,599,787

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,114,960	$4,095,854
Accrued expenses and other	545,458	551,625
Income taxes payable	123,854	42,841

Total current liabilities	4,784,272	4,690,320
Long-term debt	5,151,862	4,924,119
Deferred income taxes	290,974	284,500
Other long-term liabilities	502,962	488,386
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 28,616 shares issued and 28,475 shares outstanding as of February 11, 2017; 30,329 shares issued and 29,118 shares outstanding as of August 27, 2016	286	303
Additional paid-in capital	1,033,940	1,054,647
Retained deficit	(2,407,986)	(1,602,186)
Accumulated other comprehensive loss	(346,317)	(307,529)
Treasury stock, at cost	(107,363)	(932,773)

Total stockholders’ deficit	(1,827,440)	(1,787,538)

	$8,902,630	$8,599,787

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands, except per share data)	February 11, 2017	February 13, 2016	February 11, 2017	February 13, 2016
Net sales	$2,289,219	$2,257,192	$4,757,065	$4,643,235
Cost of sales, including warehouse and delivery expenses	1,083,683	1,066,596	2,249,988	2,199,705

Gross profit	1,205,536	1,190,596	2,507,077	2,443,530
Operating, selling, general and administrative expenses	821,567	807,936	1,664,206	1,622,875

Operating profit	383,969	382,660	842,871	820,655
Interest expense, net	34,198	32,832	67,504	67,842

Income before income taxes	349,771	349,828	775,367	752,813
Income taxes	112,626	121,215	260,097	266,088

Net income	$237,145	$228,613	$515,270	$486,725

Weighted average shares for basic earnings per share	28,606	30,170	28,779	30,334
Effect of dilutive stock equivalents	734	608	743	624

Weighted average shares for diluted earnings per share	29,340	30,778	29,522	30,958

Basic earnings per share	$8.29	$7.58	$17.90	$16.05

Diluted earnings per share	$8.08	$7.43	$17.45	$15.72

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 11, 2017	February 13, 2016	February 11, 2017	February 13, 2016
Net income	$237,145	$228,613	$515,270	$486,725
Other comprehensive loss:
Pension liability adjustments, net of taxes (1)	1,953	1,479	3,769	2,713
Foreign currency translation adjustments	(2,342)	(67,723)	(42,933)	(59,936)
Unrealized (losses) gains on marketable securities, net of taxes (2)	(46)	148	(275)	86
Net derivative activities, net of taxes (3)	321	(1,358)	651	(1,194)

Total other comprehensive loss	(114)	(67,454)	(38,788)	(58,331)

Comprehensive income	$237,031	$161,159	$476,482	$428,394

(1)	Pension liability adjustments are presented net of taxes of $1,248 in fiscal 2017 and $945 in fiscal 2016 for the twelve weeks ended and $2,634 in fiscal 2017 and $2,135 in fiscal 2016 for the twenty-four weeks ended.
(2)	Unrealized (losses) gains on marketable securities are presented net of taxes of $2 in fiscal 2017 and $79 in fiscal 2016 for the twelve weeks ended and $146 in fiscal 2017 and $46 in fiscal 2016 for the twenty-four weeks ended.
(3)	Net derivative activities are presented net of taxes of $188 in fiscal 2017 and $1,124 in fiscal 2016 for the twelve weeks ended and $367 in fiscal 2017 and $1,209 in fiscal 2016 for the twenty-four weeks ended.

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Four Weeks Ended
(in thousands)	February 11, 2017	February 13, 2016
Cash flows from operating activities:
Net income	$515,270	$486,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	144,645	134,936
Amortization of debt origination fees	3,948	3,538
Deferred income taxes	2,777	10,093
Share-based compensation expense	20,711	18,547
Changes in operating assets and liabilities:
Accounts receivable	38,697	(50,087)
Merchandise inventories	(290,921)	(193,376)
Accounts payable and accrued expenses	24,882	72,158
Income taxes payable	82,620	65,222
Other, net	21,269	14,661

Net cash provided by operating activities	563,898	562,417

Cash flows from investing activities:
Capital expenditures	(216,103)	(186,591)
Purchase of intangibles	—	(10,000)
Purchase of marketable securities	(27,798)	(67,201)
Proceeds from sale of marketable securities	40,473	61,982
Disposal of capital assets and other, net	714	1,164

Net cash used in investing activities	(202,714)	(200,646)

Cash flows from financing activities:
Net proceeds from commercial paper	625,600	518,500
Repayment of debt	(400,000)	(300,000)
Net proceeds from sale of common stock	23,302	31,425
Purchase of treasury stock	(560,619)	(550,057)
Payments of capital lease obligations	(22,627)	(19,769)
Other, net	(2,224)	(217)

Net cash used in financing activities	(336,568)	(320,118)

Effect of exchange rate changes on cash	(3,701)	(9,004)

Net increase in cash and cash equivalents	20,915	32,649
Cash and cash equivalents at beginning of period	189,734	175,309

Cash and cash equivalents at end of period	$210,649	$207,958

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and related notes included in the AutoZone, Inc. (“AutoZone” or the “Company”) Annual Report on Form 10-K for the year ended August 27, 2016.

Operating results for the twelve and twenty-four weeks ended February 11, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2017. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2017 and 2016 each have 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Recently Adopted Accounting Pronouncements: In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting. ASU 2016-09 simplifies several aspects of accounting for share-based payments transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted this standard on August 28, 2016. The Company has applied the amendment requiring recognition of excess tax deficiencies and tax benefits in the income statement prospectively. The adoption of the new standard increased earnings per share for the twelve week period ended February 11, 2017 by $0.37, driven by a lower effective tax rate of 358 basis points (a $0.43 benefit to earnings per share), partially offset by a change to the dilutive outstanding shares calculation (a $0.06 reduction to earnings per share). The adoption of the new standard increased earnings per share for the twenty-four week period ended February 11, 2017 by $0.40, driven by a lower effective tax rate of 202 basis points (a $0.53 benefit to earnings per share), partially offset by a change to the dilutive outstanding shares calculation (a $0.13 reduction to earnings per share). The Company has applied the amendment relating to the presentation of the excess tax benefits on the Consolidated Statements of Cash Flows retrospectively, resulting in the reclassification of $31.9 million of excess tax benefits from cash flows from financing activities to cash flows from operating activities for the twenty-four weeks ended February 13, 2016. The Company will continue to estimate forfeitures of share-based awards.

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

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU 2016-20 provides correction or improvement to the guidance previously issued in ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company is in the process of evaluating the impact of the provisions of the ASUs on its consolidated financial statements. This update will be effective for the Company at the beginning of its fiscal 2019 year.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The updated guidance requires a prospective adoption. Early adoption is permitted. The Company does not expect the provisions of ASU 2017-01 to have a material impact on its consolidated financial statements. This update will be effective for the Company beginning with its fiscal 2019 first quarter.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The updated guidance requires a prospective adoption. Early adoption is permitted. The Company is in the process of evaluating the effects of the provisions of ASU 2017-04 on its consolidated financial statements. This update will be effective for the Company beginning with its fiscal 2021 first quarter.

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

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $10.9 million for the twelve week period ended February 11, 2017, and $9.9 million for the comparable prior year period. Share-based compensation expense was $20.7 million for the twenty-four week period ended February 11, 2017, and $18.5 million for the comparable prior year period.

During the twenty-four week period ended February 11, 2017, 91,136 stock options were exercised at a weighted average exercise price of $265.16. In the comparable prior year period, 149,832 stock options were exercised at a weighted average exercise price of $213.20.

The Company made stock option grants of 290,805 shares during the twenty-four week period ended February 11, 2017, and granted options to purchase 375,815 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the twenty-four week periods ended February 11, 2017, and February 13, 2016, using the Black-Scholes-Merton multiple-option pricing valuation model, was $139.80 and $156.19 per share, respectively, using the following weighted average key assumptions:

	Twenty-Four Weeks Ended
	February 11, 2017	February 13, 2016
Expected price volatility	18%	18%
Risk-free interest rate	1.2%	1.5%
Weighted average expected lives (in years)	5.1	5.7
Forfeiture rate	10%	10%
Dividend yield	0%	0%

See AutoZone’s Annual Report on Form 10-K for the year ended August 27, 2016, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s Amended and Restated 2011 Equity Incentive Award Plan, the 2011 Director Compensation Program and the 2014 Director Compensation Plan.

For the twelve week period ended February 11, 2017, 18,380 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 24,570 anti-dilutive shares were excluded from the dilutive earnings per share computation. There were 19,880 anti-dilutive shares excluded from the diluted earnings per share computation for the twenty-four week period ended February 11, 2017, and 24,750 anti-dilutive shares excluded for the comparable prior year period.

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	February 11, 2017
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$10,676	$189	$—	$10,865
Other long-term assets	52,338	22,055	—	74,393

	$63,014	$22,244	$—	$85,258

	August 27, 2016
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$7,326	$—	$—	$7,326
Other long-term assets	65,350	25,675	—	91,025

	$72,676	$25,675	$—	$98,351

At February 11, 2017, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheet consisted of short-term marketable securities of $10.9 million, which are included within Other current assets, and long-term marketable securities of $74.4 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable securities, by asset class, are described in “Note D – Marketable Securities.”

Non-Financial Assets measured at Fair Value on a Non-Recurring Basis

Non-financial assets are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. The assets could include assets acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. During the twenty-four week periods ended February 11, 2017, and February 13, 2016, the Company did not have any significant non-financial assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

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

Note D – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	February 11, 2017
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$32,296	$52	$(24)	$32,324
Government bonds	30,137	10	(173)	29,974
Mortgage-backed securities	5,797	6	(61)	5,742
Asset-backed securities and other	17,261	10	(53)	17,218

	$85,491	$78	$(311)	$85,258

	August 27, 2016
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$37,789	$198	$(6)	$37,981
Government bonds	33,497	24	(35)	33,486
Mortgage-backed securities	6,865	18	(29)	6,854
Asset-backed securities and other	20,015	26	(11)	20,030

	$98,166	$266	$(81)	$98,351

The debt securities held at February 11, 2017, had effective maturities ranging from less than one year to approximately three years. The Company did not realize any material gains or losses on its marketable securities during the twenty-four week period ended February 11, 2017.

The Company holds 60 securities that are in an unrealized loss position of approximately $311 thousand at February 11, 2017. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.

Included above in total marketable securities are $84.6 million of marketable securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note E – Derivative Financial Instruments

At February 11, 2017, the Company had $11.2 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week period ended February 11, 2017, the Company reclassified $509 thousand of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $447 thousand of net losses from Accumulated other comprehensive loss to Interest expense. During the twenty-four week period ended February 11, 2017, the Company reclassified $1.0 million of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $696 thousand of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $2.2 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note F – Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method for domestic inventories and the weighted average cost method for Mexico and Brazil inventories. Due to price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is not to write up inventory in excess of replacement cost, which is based on average cost. The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $389.0 million at February 11, 2017 and $364.1 million at August 27, 2016.

Note G – Pension and Savings Plans

The components of net periodic pension expense related to the Company’s pension plans consisted of the following:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 11, 2017	February 13, 2016	February 11, 2017	February 13, 2016
Interest cost	$2,385	$2,601	$4,770	$5,202
Expected return on plan assets	(4,628)	(3,810)	(9,257)	(7,620)
Amortization of net loss	3,201	2,424	6,403	4,848

Net periodic pension expense	$958	$1,215	$1,916	$2,430

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the twenty-four week period ended February 11, 2017, the Company did not make contributions to its funded plan. The Company expects to contribute approximately $17.5 million to the plan during the remainder of fiscal 2017; however, a change to the expected cash funding may be impacted by a change in interest rates, a change in the actual or expected return on plan assets or through other plans initiated by management.

Note H – Financing

The Company’s long-term debt consisted of the following:

(in thousands)	February 11, 2017	August 27, 2016
1.300% Senior Notes due January 2017, effective interest rate of 1.43%	$—	$400,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
1.625% Senior Notes due April 2019, effective interest rate of 1.77%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
2.500% Senior Notes due April 2021, effective interest rate of 2.62%	250,000	250,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
Commercial paper, weighted average interest rate of 1.04% and 0.72% at February 11, 2017 and August 27, 2016, respectively	1,823,100	1,197,500

Total debt before discounts and debt issuance costs	5,173,100	4,947,500
Less: Discounts and debt issuance costs	21,238	23,381

Long-term debt	$5,151,862	$4,924,119

As of February 11, 2017, the commercial paper borrowings were classified as long-term in the accompanying Consolidated Balance Sheets as the Company had the ability and intent to refinance on a long-term basis through available capacity in its revolving credit facilities. As of February 11, 2017, the Company had $1.958 billion of availability under its $2.0 billion revolving credit facilities, which would allow it to replace these short-term obligations with long-term financing facilities.

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

As of February 11, 2017, the Company had no outstanding borrowings under each of the revolving credit facilities and $3.3 million of outstanding letters of credit under the New Revolving Credit Agreement.

The fair value of the Company’s debt was estimated at $5.201 billion as of February 11, 2017, and $5.117 billion as of August 27, 2016, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $49.1 million at February 11, 2017, and $192.7 million at August 27, 2016, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts.

Note I – Stock Repurchase Program

From January 1, 1998 to February 11, 2017, the Company has repurchased a total of 141.5 million shares of its common stock at an aggregate cost of $17.315 billion, including 734,013 shares of its common stock at an aggregate cost of $560.6 million during the twenty-four week period ended February 11, 2017. On September 22, 2016 the Board voted to increase the authorization by $750 million. This raised the total value of shares authorized to be repurchased to $17.9 billion. Considering the cumulative repurchases as of February 11, 2017, the Company had $584.7 million remaining under the Board’s authorization to repurchase its common stock.

On March 21, 2017, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $17.9 billion to $18.65 billion. Subsequent to February 11, 2017, the Company has repurchased 165,703 shares of its common stock at an aggregate cost of $119.6 million. Considering the cumulative repurchases and the increase in authorization subsequent to February 11, 2017, the Company has $1.215 billion remaining under the Board’s authorization to repurchase its common stock.

During the twenty-four week period ended February 11, 2017, the Company retired 1.8 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1.321 billion and decreased Additional paid-in capital by $64.9 million. During the comparable prior year period, the Company retired 2.1 million shares of treasury stock, which increased Retained deficit by $1.424 billion and decreased Additional paid-in capital by $67.0 million.

Note J – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss for the twelve week periods ended February 11, 2017 and February 13, 2016 consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at November 19, 2016	$(87,074)	$(251,603)	$(109)		$(7,417)	$(346,203)
Other comprehensive loss before reclassifications (1)	—	(2,342)	(13)		—	(2,355)
Amounts reclassified from Accumulated other comprehensive loss (1)	1,953 (2)	—	(33	)(4)	321 (5)	2,241

Balance at February 11, 2017	$(85,121)	$(253,945)	$(155)		$(7,096)	$(346,317)

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at November 21, 2015	$(69,561)	$(163,701)	$(88)		$(7,045)	$(240,395)
Other comprehensive (loss) income before reclassifications (1)	—	(67,723)	167		(1,640)	(69,196)
Amounts reclassified from Accumulated other comprehensive loss (1)	1,479 (2)	—	(19	)(4)	282 (5)	1,742

Balance at February 13, 2016	$(68,082)	$(231,424)	$60		$(8,403)	$(307,849)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $1,248 for the twelve weeks ended February 11, 2017 and $945 for the twelve weeks ended February 13, 2016, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized losses on marketable securities, net of taxes of $18 for the twelve weeks ended February 11, 2017 and $11 for the twelve weeks ended February 13, 2016, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.

(5)	Represents gains and losses on derivatives, net of taxes of $188 for the twelve weeks ended February 11, 2017 and $165 for the twelve weeks ended February 13, 2016, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Changes in Accumulated other comprehensive loss for the twenty-four week periods ended February 11, 2017 and February 13, 2016, consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at August 27, 2016	$(88,890)	$(211,012)	$120		$(7,747)	$(307,529)
Other comprehensive loss before reclassifications (1)	—	(42,933)	(248)		—	(43,181)
Amounts reclassified from Accumulated other comprehensive loss (1)	3,769 (2)	—	(27	)(4)	651 (5)	4,393

Balance at February 11, 2017	$(85,121)	$(253,945)	$(155)		$(7,096)	$(346,317)

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at August 29, 2015	$(70,795)	$(171,488)	$(26)		$(7,209)	$(249,518)
Other comprehensive (loss) income before reclassifications (1)	—	(59,936)	93		(1,640)	(61,483)
Amounts reclassified from Accumulated other comprehensive loss (1)	2,713 (2)	—	(7	)(4)	446 (5)	3,152

Balance at February 13, 2016	$(68,082)	$(231,424)	$60		$(8,403)	$(307,849)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $2,634 in fiscal 2017 and $2,135 in fiscal 2016, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized losses on marketable securities, net of taxes of $15 in fiscal 2017 and $4 in fiscal 2016, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $367 in fiscal 2017 and $250 in fiscal 2016, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Note K – Goodwill and Intangibles

As of February 11, 2017, there were no changes to the carrying amount of goodwill as described in our Annual Report on Form 10-K for the year ended August 27, 2016.

The carrying amounts of intangible assets are included in Other long-term assets as follows:

(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Technology	3-5 years	$10,570	$(8,950)	$1,620
Noncompete agreements	5 years	1,300	(1,083)	217
Customer relationships	3-10 years	49,676	(21,390)	28,286

		$61,546	$(31,423)	30,123

Non-amortizing intangible asset:
Trade name				26,900

Total intangible assets other than goodwill				$57,023

Amortization expense of intangible assets for the twelve and twenty-four week periods ended February 11, 2017 was $1.9 million and $4.0 million, respectively. Amortization expense of intangible assets for the twelve and twenty-four week periods ended February 13, 2016 was $2.0 million and $4.0 million, respectively.

The Company made no payments related to customer relationships during the twenty-four week period ended February 11, 2017. In the comparable prior year period, the Company made an installment payment of $10 million related to certain customer relationships purchased during fiscal 2014 relating to its ALLDATA operations.

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

The Company is involved in various other legal proceedings incidental to the conduct of its business, including, but not limited to, several lawsuits containing class-action allegations in which the plaintiffs are current and former hourly and salaried employees who allege various wage and hour violations and unlawful termination practices. The Company does not currently believe that, either individually or in the aggregate, these matters will result in liabilities material to its consolidated financial condition, results of operations or cash flows.

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

The Auto Parts Locations segment is a retailer and distributor of automotive parts and accessories through the Company’s 5,872 locations in the United States, Puerto Rico, Mexico and Brazil. Each location carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 11, 2017	February 13, 2016	February 11, 2017	February 13, 2016
Net Sales
Auto Parts Locations	$2,205,562	$2,170,986	$4,595,123	$4,475,305
Other	83,657	86,206	161,942	167,930

Total	$2,289,219	$2,257,192	$4,757,065	$4,643,235

Segment Profit
Auto Parts Locations	$1,160,923	$1,144,969	$2,418,689	$2,353,358
Other	44,613	45,627	88,388	90,172

Gross profit	1,205,536	1,190,596	2,507,077	2,443,530
Operating, selling, general and administrative expenses	(821,567)	(807,936)	(1,664,206)	(1,622,875)
Interest expense, net	(34,198)	(32,832)	(67,504)	(67,842)

Income before income taxes	$349,771	$349,828	$775,367	$752,813

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of February 11, 2017, the related condensed consolidated statements of income for the twelve and twenty-four week periods ended February 11, 2017 and February 13, 2016, the condensed consolidated statements of comprehensive income for the twelve and twenty-four week periods ended February 11, 2017 and February 13, 2016, and the condensed consolidated statements of cash flows for the twenty-four week periods ended February 11, 2017 and February 13, 2016. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AutoZone, Inc. as of August 27, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for the year then ended, not presented herein, and, in our report dated October 24, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 27, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

March 21, 2017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at February 11, 2017, operated 5,346 AutoZone stores in the United States, including Puerto Rico; 491 in Mexico; nine in Brazil; and 26 Interamerican Motor Corporation (“IMC”) branches. Each AutoZone store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At February 11, 2017, in 4,437 of our domestic AutoZone stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in AutoZone stores in Mexico and Brazil. IMC branches carry an extensive line of original equipment quality import replacement parts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and accessories, performance and replacement parts through www.autoanything.com, and our commercial customers can make purchases through www.autozonepro.com and www.imcparts.net. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve and twenty-four weeks ended February 11, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2017. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2016 and fiscal 2017 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales were up 1.4% for the quarter driven by sales of $35.1 million from new domestic AutoZone stores. Earnings per share increased 8.8% for the quarter.

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

A macroeconomic factor affecting our customers during the second quarter of fiscal 2017 was the processing of income tax refunds. In recent years, we have experienced growth in our sales concurrent with the U.S. tax refund season. We believe that our most economically challenged customers use their refunds to make repairs and enhancements to their vehicles that have been deferred. The timing of tax refunds may shift from year to year, and those shifts occur at the end of our second fiscal quarter or at the beginning of our third fiscal quarter. During the second quarter of fiscal 2017, the Internal Revenue Service issued $24.4 billion in tax refunds versus $69.9 billion during the comparable prior year period. We believe this decrease in tax refunds had a significant negative impact on our sales during the latter part of our second quarter of fiscal 2017 as our domestic same store sales for the last three weeks of the quarter declined by -6.3% as compared to the comparable prior year period.

An additional macroeconomic factor affecting our customers and industry during the second quarter of fiscal 2017 was gas prices. During the quarter, the price per gallon of unleaded gasoline in the United States began the quarter at $2.16 per gallon and ended the quarter at $2.31 per gallon, a $0.15 increase. During the comparable prior year period, gas prices decreased by $0.37 per gallon, beginning at $2.09 per gallon and ending at $1.72 per gallon. With approximately 12 billion gallons of unleaded gas consumed each month across the U.S., each $1 increase at the pump results in approximately $12 billion of decreased spending capacity to consumers each month. While we believe increased gas prices limit our customers’ disposable income, we feel current gas prices are not high enough to change driving behavior, as we continue to see miles driven increasing. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

During the second quarter of fiscal 2017, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 85% of total sales, with failure related categories continuing to be our largest set of categories. While we have not experienced any fundamental shifts in our category sales mix as compared to previous years, in our domestic stores we did experience an increase in the mix of sales of the failure category and a slight increase in the maintenance category as compared to last year. We believe the improvement in these sales categories was driven by weather and improved merchandise assortments due to the products we have added over the last year. Our sales mix can be impacted by severe or unusual weather over a short term period. Over the long term, we believe the impact of the weather on our sales mix is not significant.

Our primary response to fluctuations in the demand for the products we sell is to adjust our advertising message, store staffing, and product assortment. In recent years, we initiated a variety of strategic tests focused on increasing inventory availability in our domestic stores. As part of those tests, we closely studied our hub distribution model, store inventory levels and product assortment, which led to strategic tests on increased frequency of delivery to our domestic stores and significantly expanding parts assortment in select domestic stores we call mega hubs. During fiscal 2015, we concluded our tests on these specific new concepts and continued to roll out these strategic initiatives in fiscal 2016. During the first two quarters of fiscal 2017, we continued the implementation of more frequent deliveries from our distribution centers to additional domestic stores and the execution of our mega hub strategy.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. The average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. Since the beginning of 2016 and through December 2016 (latest publicly available information), miles driven increased by 2.8%.

Twelve Weeks Ended February 11, 2017

Compared with Twelve Weeks Ended February 13, 2016

Net sales for the twelve weeks ended February 11, 2017 increased $32.0 million to $2.289 billion, or 1.4%, over net sales of $2.257 billion for the comparable prior year period. Total auto parts sales increased by 1.6%, primarily driven by net sales of $35.1 million from new domestic AutoZone stores. Domestic commercial sales increased $29.1 million, or 7.2%, over the comparable prior year period.

Gross profit for the twelve weeks ended February 11, 2017 was $1.206 billion, or 52.7% of net sales, compared with $1.191 billion, or 52.7% of net sales, during the comparable prior year period. The nine basis point decrease in gross margin was attributable to higher shrink expense (-34 basis points) and higher supply chain costs associated with current year inventory initiatives (-29 basis points), partially offset by lower acquisition costs.

Operating, selling, general and administrative expenses for the twelve weeks ended February 11, 2017 were $821.6 million, or 35.9% of net sales, compared with $807.9 million, or 35.8% of net sales, during the comparable prior year period. Operating expenses as a percentage of sales, were higher than last year due to higher domestic store payroll, offset in part by lower incentive compensation.

Net interest expense for the twelve weeks ended February 11, 2017 was $34.2 million compared with $32.8 million during the comparable prior year period. The increase was primarily due to higher borrowing levels, partially offset by a slight decline in borrowing rates. Average borrowings for the twelve weeks ended February 11, 2017 were $5.133 billion, compared with $4.886 billion for the comparable prior year period. Weighted average borrowing rates were 2.6 % for the twelve weeks ended February 11, 2017 and 2.7% for the twelve weeks ended February 13, 2016.

Our effective income tax rate was 32.2% of pretax income for the twelve weeks ended February 11, 2017 and 34.7% for the comparable prior year period. The decrease in the tax rate was primarily due to the Company’s adoption of the new accounting guidance for share-based payments, which lowered the effective income tax rate by 358 basis points.

Net income for the twelve week period ended February 11, 2017 increased by $8.5 million to $237.1 million, and diluted earnings per share increased by 8.8% to $8.08 from $7.43 in the comparable prior year period. The Company’s adoption of the new accounting guidance for share-based payments increased earnings per share by $0.37, driven by a lower effective tax rate of 358 basis points, (a $0.43 benefit to earnings per share), partially offset by a change to the dilutive outstanding shares calculation (a $0.06 reduction to earnings per share). The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.39.

Twenty-Four Weeks Ended February 11, 2017

Compared with Twenty-Four Weeks Ended February 13, 2016

Net sales for the twenty-four weeks ended February 11, 2017 increased $113.8 million to $4.757 billion, or 2.5%, over net sales of $4.643 billion for the comparable prior year period. Total auto parts sales increased by 2.7%, primarily driven by net sales of $75.4 million from new domestic AutoZone stores. Domestic commercial sales increased $56.4 million, or 6.8%, over the comparable prior year period.

Gross profit for the twenty-four weeks ended February 11, 2017 was $2.507 billion, or 52.7% of net sales, compared with $2.444 billion, or 52.6% of net sales, during the comparable prior year period. The slight improvement in gross margin was attributable to higher merchandise margins, partially offset by higher supply chain costs associated with current year initiatives (-17 basis points) and higher shrink expense (-15 basis points).

Operating, selling, general and administrative expenses for the twenty-four weeks ended February 11, 2017 were $1.664 billion, or 35.0% of net sales, compared with $1.623 billion, or 35.0% of net sales, during the comparable prior year period. The three basis point increase in operating expenses, as a percentage of sales, was due to higher domestic store payroll, partially offset by lower incentive compensation.

Net interest expense for the twenty-four weeks ended February 11, 2017 was $67.5 million compared with $67.8 million during the comparable prior year period. The decrease was primarily due to a decline in borrowing rates, partially offset by higher borrowing levels over the comparable prior year period. Average borrowings for the twenty-four weeks ended February 11, 2017 were $5.034 billion, compared with $4.770 billion for the comparable prior year period. Weighted average borrowing rates were 2.6% for the twenty-four weeks ended February 11, 2017 and 2.8% for the twenty-four weeks ended February 13, 2016.

Our effective income tax rate was 33.5% of pretax income for the twenty-four weeks ended February 11, 2017 and 35.3% for the comparable prior year period. The decrease in the tax rate was primarily due to the Company’s adoption of the new accounting guidance for share-based payments, which lowered the effective income tax rate by 202 basis points.

Net income for the twenty-four week period ended February 11, 2017 increased by $28.5 million to $515.3 million, and diluted earnings per share increased by 11.0% to $17.45 from $15.72 in the comparable prior year period. The Company’s adoption of the new accounting guidance for share-based payments increased earnings per share by $0.40, driven by a lower effective tax rate of 202 basis points, (a $0.53 benefit to earnings per share), partially offset by a change to the dilutive outstanding shares calculation (a $0.13 reduction to earnings per share). The impact on year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.85.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the twenty-four weeks ended February 11, 2017, our net cash flows from operating activities provided $563.9 million as compared with $562.4 million provided during the comparable prior year period. The increase is primarily due to the timing of tax payments and increased net income, partially offset by the timing of accrued payments.

Our net cash flows used in investing activities for the twenty-four weeks ended February 11, 2017 were $202.7 million as compared with $200.6 million in the comparable prior year period. Capital expenditures for the twenty-four weeks ended February 11, 2017 were $216.1 million compared to $186.6 million for the comparable prior year period. The increase is primarily driven by our capital expenditures related to the two domestic distribution centers currently being built and the new Mexico distribution center completed in fiscal 2017. During the twenty-four week period ended February 11, 2017, we opened 58 net new locations. In the comparable prior year period, we opened 67 net new locations. Cash flows were used in the purchase of other intangibles for $10 million in the twenty-four week period ended February 13, 2016. Investing cash flows were also impacted by our wholly owned captive, which purchased $27.8 million and sold $40.5 million in marketable securities during the twenty-four weeks ended February 11, 2017. During the comparable prior year period, the captive purchased $67.2 million in marketable securities and sold $62.0 million in marketable securities.

Our net cash flows used in financing activities for the twenty-four weeks ended February 11, 2017 were $336.6 million compared to $320.1 million in the comparable prior year period. During the twenty-four weeks ended February 11, 2017 and the comparable prior year period, we received no proceeds from the issuance of debt. During the twenty-four week period ended February 11, 2017, we repaid our $400 million 1.300% Senior Notes due in January 2017 using commercial paper borrowings. During the comparable prior year period, we repaid our $300 million 5.500% Senior Notes due in November 2015 using commercial paper borrowings. For the twenty-four week period ended February 11, 2017, our commercial paper activity resulted in $625.6 million in net proceeds from commercial paper, as compared to $518.5 million in net proceeds in the comparable prior year period. Stock repurchases were $560.6 million in the current twenty-four week period as compared with $550.1 million in the comparable prior year period. For the twenty-four weeks ended February 11, 2017, proceeds from the sale of common stock and exercises of stock options provided $23.3 million. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $31.4 million.

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

In addition to the building and land costs, our new locations require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate. In recent years, we initiated a variety of strategic tests focused on increasing inventory availability, which increased our inventory per location. Many of our vendors have supported our initiative to update our product assortments by providing extended payment terms. These extended payment terms have allowed us to continue our high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 105.5% as of February 11, 2017, compared to 109.0% as of the comparable prior year period. The decrease was due to current year growth in inventory from recent inventory initiatives, coupled with the decline in sales at the end of the quarter.

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

For the trailing four quarters ended February 11, 2017, our after-tax return on invested capital (“ROIC”) was 31.0% as compared to 31.0% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

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

As of February 11, 2017, we had no outstanding borrowings under either of the revolving credit facilities and $3.3 million of outstanding letters of credit under the New Multi-Year Revolving Credit Agreement.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $75 million. The letter of credit facility is in addition to the letters of credit that may be issued under the New Multi-Year Revolving Credit Agreement. As of February 11, 2017, we had $74.9 million in letters of credit outstanding under the letter of credit facility, which expires in June 2019.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $9.6 million in letters of credit outstanding as of February 11, 2017. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of February 11, 2017, $1.823 billion of commercial paper borrowings were classified as long-term in the Consolidated Balance Sheets as we have the ability and intent to refinance on a long-term basis through available capacity in our revolving credit facilities. As of February 11, 2017, we had $1.958 billion of availability under our $2.0 billion revolving credit facilities, which would allow us to replace these short-term obligations with long-term financing facilities.

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

All senior notes are subject to an interest rate adjustment if the debt ratings assigned to the senior notes are downgraded (as defined in the agreements). Further, the senior notes contain a provision that repayment of the senior notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our senior notes contain minimal covenants, primarily restrictions on liens. Under our revolving credit facilities, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of February 11, 2017, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.6:1 as of February 11, 2017, and was 2.5:1 as of February 13, 2016. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

From January 1, 1998 to February 11, 2017, we have repurchased a total of 141.5 million shares of our common stock at an aggregate cost of $17.315 billion, including 734,013 shares of our common stock at an aggregate cost of $560.6 million during the twenty-four week period ended February 11, 2017. On September 22, 2016 the Board voted to increase the authorization by $750 million. This raised the total value of shares authorized to be repurchased to $17.9 billion. Considering cumulative repurchases as of February 11, 2017, we had $584.7 million remaining under the Board’s authorization to repurchase our common stock.

On March 21, 2017, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $17.9 billion to $18.65 billion. Subsequent to February 11, 2017, we have repurchased 165,703 shares of our common stock at an aggregate cost of $119.6 million. Considering the cumulative repurchases and the increase in authorization subsequent to February 11, 2017, we have $1.215 billion remaining under the Board’s authorization to repurchase its common stock.

During the twenty-four week period ended February 11, 2017, we retired 1.8 million shares of treasury stock which had previously been repurchased under our share repurchase program. The retirement increased Retained deficit by $1.321 billion and decreased Additional paid-in capital by $64.9 million. During the comparable prior year period, we retired 2.1 million shares of treasury stock, which increased Retained deficit by $1.424 billion and decreased Additional paid-in capital by $67.0 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at February 11, 2017, was $87.8 million compared with $106.1 million at August 27, 2016, and our total surety bonds commitment at February 11, 2017, was $28.3 million compared with $33.4 million at August 27, 2016.

Financial Commitments

Except for the previously discussed amendments to our existing revolving credit facilities, as of February 11, 2017, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 27, 2016.

Reconciliation of Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain financial measures not derived in accordance with GAAP. These non-GAAP financial measures provide additional information for determining our optimum capital structure and are used to assist management in evaluating performance and in making appropriate business decisions to maximize stockholders’ value.

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

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital “ROIC”

The following tables calculate the percentages of ROIC for the trailing four quarters ended February 11, 2017 and February 13, 2016.

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 27, 2016	Twenty-Four Weeks Ended February 13, 2016	Twenty-Eight Weeks Ended August 27, 2016	Twenty-Four Weeks Ended February 11, 2017	Trailing Four Quarters Ended February 11, 2017
Net income	$1,241,007	$486,725	$754,282	$515,270	$1,269,552
Adjustments:
Interest expense	147,681	67,842	79,839	67,504	147,343
Rent expense	280,490	128,897	151,593	135,859	287,452
Tax effect (1)	(147,291)	(67,678)	(79,613)	(69,957)	(149,570)

After-tax return	$1,521,887	$615,786	$906,101	$648,676	$1,554,777

Average debt (2)					$4,974,468
Average deficit (3)					(1,822,960)
Rent x 6 (4)					1,724,712
Average capital lease obligations (5)					140,851

Invested capital					$5,017,071

ROIC					31.0%

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 29, 2015	Twenty-Four Weeks Ended February 14, 2015	Twenty-Eight Weeks Ended August 29, 2015	Twenty-Four Weeks Ended February 13, 2016	Trailing Four Quarters Ended February 13, 2016
Net income	$1,160,241	$450,033	$710,208	$486,725	$1,196,933
Adjustments:
Interest expense	150,439	71,596	78,843	67,842	146,685
Rent expense	269,458	124,551	144,907	128,897	273,804
Tax effect (1)	(149,483)	(69,828)	(79,655)	(70,039)	(149,694)

After-tax return	$1,430,655	$576,352	$854,303	$613,425	$1,467,728

Average debt (2)					$4,632,858
Average deficit (3)					(1,666,550)
Rent x 6 (4)					1,642,824
Average capital lease obligations (5)					127,339

Invested capital					$4,736,471

ROIC					31.0%

(1)	The effective tax rate was 34.4% and 35.6% over the trailing four quarters ended February 11, 2017 and February 13, 2016, respectively.
(2)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(3)	Average equity is equal to the average of our stockholders’ deficit measured as of the previous five quarters.
(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(5)	Average capital lease obligations are equal to the average of our capital lease obligations measured as of the previous five quarters.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Share-Based Expense “EBITDAR”

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended February 11, 2017 and February 13, 2016.

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 27, 2016	Twenty-Four Weeks Ended February 13, 2016	Twenty-Eight Weeks Ended August 27, 2016	Twenty-Four Weeks Ended February 11, 2017	Trailing Four Quarters Ended February 11, 2017
Net income	$1,241,007	$486,725	$754,282	$515,270	$1,269,552
Add: Interest expense	147,681	67,842	79,839	67,504	147,343
Income tax expense	671,707	266,088	405,619	260,097	665,716

EBIT	2,060,395	820,655	1,239,740	842,871	2,082,611
Add: Depreciation expense	297,397	134,936	162,461	144,645	307,106
Rent expense	280,490	128,897	151,593	135,859	287,452
Share-based expense	39,825	18,547	21,278	20,711	41,989

EBITDAR	$2,678,107	$1,103,035	$1,575,072	$1,144,086	$2,719,158

Debt					$5,151,862
Capital lease obligations					149,802
Rent x 6 (1)					1,724,712

Adjusted debt					$7,026,376

Adjusted debt / EBITDAR					2.6

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 29, 2015	Twenty-Four Weeks Ended February 14, 2015	Twenty-Eight Weeks Ended August 29, 2015	Twenty-Four Weeks Ended February 13, 2016	Trailing Four Quarters Ended February 13, 2016
Net income	$1,160,241	$450,033	$710,208	$486,725	$1,196,933
Add: Interest expense	150,439	71,596	78,843	67,842	146,685
Income tax expense	642,371	248,202	394,169	266,088	660,257

EBIT	1,953,051	769,831	1,183,220	820,655	2,003,875
Add: Depreciation expense	269,919	120,912	149,007	134,936	283,943
Rent expense	269,458	124,551	144,907	128,897	273,804
Share-based expense	40,995	20,200	20,795	18,547	39,342

EBITDAR	$2,533,423	$1,035,494	$1,497,929	$1,103,035	$2,600,964

Debt					$4,845,215
Capital lease obligations					127,468
Rent x 6 (1)					1,642,824

Adjusted debt					$6,615,507

Adjusted debt / EBITDAR					2.5

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At February 11, 2017, the only material change to our instruments and positions that are sensitive to market risk since the disclosures in our 2016 Annual Report to Stockholders was the $625.6 million net increase in commercial paper.

The fair value of our debt was estimated at $5.201 billion as of February 11, 2017 and $5.117 billion as of August 27, 2016, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value was greater than the carrying value of debt by $49.1 million at February 11, 2017 and $192.7 million at August 27, 2016. We had $1.823 billion of variable rate debt outstanding at February 11, 2017 and $1.198 billion of variable rate debt outstanding at August 27, 2016. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $18.2 million in fiscal 2017. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $3.329 billion, net of unamortized debt issuance costs of $21.2 million at February 11, 2017 and $3.727 billion, net of unamortized debt issuance costs of $23.4 million at August 27, 2016. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $159.5 million at February 11, 2017.

Item 4. Controls and Procedures

As of February 11, 2017, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 11, 2017. During or subsequent to the quarter ended February 11, 2017, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In 2004, we acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, we voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection (NJDEP) and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. We have conducted and paid for (at an immaterial cost to us) remediation of contamination on the property. We have also voluntarily investigated and addressed potential vapor intrusion impacts in downgradient residences and businesses. The NJDEP has asserted, in a Directive and Notice to Insurers dated February 19, 2013 and again in an Amended Directive and Notice to Insurers dated January 13, 2014 (collectively the “Directives”), that we are liable for the downgradient impacts under a joint and severable liability theory. By letter dated April 23, 2015, NJDEP has demanded payment from us, and other parties, in the amount of approximately $296 thousand for costs incurred by NJDEP in connection with contamination downgradient of the property. By letter dated January 29, 2016, we were informed that NJDEP has filed a lien against the property in connection with approximately $355 thousand in costs incurred by NJDEP in connection with contamination downgradient of the property. We have contested, and will continue to contest, any such assertions due to the existence of other entities/sources of contamination, some of which are named in the Directives and the April 23, 2015 Demand, in the area of the property. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, we believe we should be eligible to be reimbursed up to 75 percent of qualified remediation costs by the State of New Jersey. We have asked the state for clarification that the agreement applies to off-site work, and the state is considering the request. Although the aggregate amount of additional costs that we may incur pursuant to the remediation cannot currently be ascertained, we do not currently believe that fulfillment of our obligations under the agreement or otherwise will result in costs that are material to our financial condition, results of operations or cash flow.

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

We are involved in various other legal proceedings incidental to the conduct of our business, including, but not limited to, several lawsuits containing class-action allegations in which the plaintiffs are current and former hourly and salaried employees who allege various wage and hour violations and unlawful termination practices. We do not currently believe that, either individually or in the aggregate, these matters will result in liabilities material to our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 27, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended February 11, 2017, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
November 20, 2016 to December 17, 2016	90,675	$780.58	90,675	$711,938,048
December 18, 2016 to January 14, 2017	50,165	793.79	50,165	672,117,427
January 15, 2017 to February 11, 2017	115,437	757.00	115,437	584,731,855

Total	256,277	$772.54	256,277	$584,731,855

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares of common stock not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended on March 21, 2017 to increase the repurchase authorization by $750 million. This brings the total value of shares authorized to be repurchased to $18.65 billion. All of the above repurchases were part of this program. Subsequent to February 11, 2017, we have repurchased 165,703 shares of our common stock at an aggregate cost of $119.6 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Sixth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated October 7, 2015.

10.1	Third Amended and Restated Credit Agreement dated as of November 18, 2016, among AutoZone, Inc. as Borrower, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated November 18, 2016.

10.2	Amended and Restated 364-Day Credit Agreement dated as of November 18, 2016, among AutoZone. Inc. as Borrower, the lenders party thereto, and Wells Fargo Bank, National Association as Administrative Agent, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated November 18, 2016.

*10.3	AutoZone, Inc. Sixth Amended and Restated Executive Stock Purchase Plan. Incorporated by reference to Appendix A to the definitive proxy statement dated October 24, 2016, for the Annual Meeting of Stockholders held December 14, 2016.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOZONE, INC.

By:	/s/ WILLIAM T. GILES
William T. Giles
Chief Financial Officer and Executive Vice President
Finance and Information Technology
(Principal Financial Officer)

By:	/s/ CHARLIE PLEAS, III
Charlie Pleas, III
Senior Vice President, Controller
(Principal Accounting Officer)

Dated: March 21, 2017

EXHIBIT INDEX

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Sixth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated October 7, 2015.

10.1	Third Amended and Restated Credit Agreement dated as of November 18, 2016, among AutoZone, Inc. as Borrower, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated November 18, 2016.

10.2	Amended and Restated 364-Day Credit Agreement dated as of November 18, 2016, among AutoZone. Inc. as Borrower, the lenders party thereto, and Wells Fargo Bank, National Association as Administrative Agent, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated November 18, 2016.

*10.3	AutoZone, Inc. Sixth Amended and Restated Executive Stock Purchase Plan. Incorporated by reference to Appendix A to the definitive proxy statement dated October 24, 2016, for the Annual Meeting of Stockholders held December 14, 2016.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.