Form 10-Q
period 2017-05-06
AUTOZONE INC
filed 2017-06-14
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 6, 2017,

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value – 28,030,696 shares outstanding as of June 9, 2017.

SIGNATURES
EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	May 6, 2017	August 27, 2016
Assets
Current assets:
Cash and cash equivalents	$227,141	$189,734
Accounts receivable	276,110	287,680
Merchandise inventories	3,861,052	3,631,916
Other current assets	142,946	130,243

Total current assets	4,507,249	4,239,573
Property and equipment:
Property and equipment	6,660,492	6,330,115
Less: Accumulated depreciation and amortization	(2,756,340)	(2,596,861)

	3,904,152	3,733,254
Goodwill	391,887	391,887
Deferred income taxes	38,230	36,855
Other long-term assets	186,746	198,218

	616,863	626,960

	$9,028,264	$8,599,787

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,140,690	$4,095,854
Accrued expenses and other	516,831	551,625
Income taxes payable	136,019	42,841

Total current liabilities	4,793,540	4,690,320
Long-term debt	5,152,843	4,924,119
Deferred income taxes	298,539	284,500
Other long-term liabilities	497,556	488,386
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 28,691 shares issued and 28,155 shares outstanding as of May 6, 2017; 30,329 shares issued and 29,118 shares outstanding as of August 27, 2016	287	303
Additional paid-in capital	1,063,193	1,054,647
Retained deficit	(2,076,287)	(1,602,186)
Accumulated other comprehensive loss	(310,482)	(307,529)
Treasury stock, at cost	(390,925)	(932,773)

Total stockholders’ deficit	(1,714,214)	(1,787,538)

	$9,028,264	$8,599,787

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands, except per share data)	May 6, 2017	May 7, 2016	May 6, 2017	May 7, 2016
Net sales	$2,619,007	$2,593,672	$7,376,071	$7,236,907
Cost of sales, including warehouse and delivery expenses	1,240,589	1,223,214	3,490,575	3,422,919

Gross profit	1,378,418	1,370,458	3,885,496	3,813,988
Operating, selling, general and administrative expenses	848,848	834,084	2,513,054	2,456,959

Operating profit	529,570	536,374	1,372,442	1,357,029
Interest expense, net	35,675	34,051	103,180	101,893

Income before income taxes	493,895	502,323	1,269,262	1,255,136
Income taxes	162,195	174,808	422,293	440,897

Net income	$331,700	$327,515	$846,969	$814,239

Weighted average shares for basic earnings per share	28,358	29,809	28,638	30,159
Effect of dilutive stock equivalents	647	596	711	614

Weighted average shares for diluted earnings per share	29,005	30,405	29,349	30,773

Basic earnings per share	$11.70	$10.99	$29.57	$27.00

Diluted earnings per share	$11.44	$10.77	$28.86	$26.46

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands)	May 6, 2017	May 7, 2016	May 6, 2017	May 7, 2016
Net income	$331,700	$327,515	$846,969	$814,239
Other comprehensive income (loss):
Pension liability adjustments, net of taxes (1)	1,953	1,479	5,722	4,192
Foreign currency translation adjustments	33,539	36,000	(9,394)	(23,936)
Unrealized gains (losses) on marketable securities, net of taxes (2)	22	159	(253)	245
Net derivative activities, net of taxes (3)	321	234	972	(960)

Total other comprehensive income (loss)	35,835	37,872	(2,953)	(20,459)

Comprehensive income	$367,535	$365,387	$844,016	$793,780

(1)	Pension liability adjustments are presented net of taxes of $1,248 in fiscal 2017 and $945 in fiscal 2016 for the twelve weeks ended and $3,883 in fiscal 2017 and $3,081 in fiscal 2016 for the thirty-six weeks ended.
(2)	Unrealized gains (losses) on marketable securities are presented net of taxes of $11 in fiscal 2017 and $86 in fiscal 2016 for the twelve weeks ended and $135 in fiscal 2017 and $132 in fiscal 2016 for the thirty-six weeks ended.
(3)	Net derivative activities are presented net of taxes of $188 in fiscal 2017 and $137 in fiscal 2016 for the twelve weeks ended and $555 in fiscal 2017 and $572 in fiscal 2016 for the thirty-six weeks ended.

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Six Weeks Ended
(in thousands)	May 6, 2017	May 7, 2016
Cash flows from operating activities:
Net income	$846,969	$814,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	219,988	203,465
Amortization of debt origination fees	5,802	5,407
Deferred income taxes	7,809	(2,000)
Share-based compensation expense	29,343	28,452
Changes in operating assets and liabilities:
Accounts receivable	10,835	(47,509)
Merchandise inventories	(233,628)	(185,732)
Accounts payable and accrued expenses	15,012	140,129
Income taxes payable	93,478	120,329
Other, net	13,622	18,449

Net cash provided by operating activities	1,009,230	1,095,229

Cash flows from investing activities:
Capital expenditures	(357,934)	(299,922)
Purchase of intangibles	—	(10,000)
Purchase of marketable securities	(68,016)	(95,368)
Proceeds from sale of marketable securities	65,649	85,990
Disposal of capital assets and other, net	1,068	2,996

Net cash used in investing activities	(359,233)	(316,304)

Cash flows from financing activities:
Net (payments) proceeds from commercial paper	30,700	(19,100)
Proceeds from issuance of debt	600,000	650,000
Repayment of debt	(400,000)	(300,000)
Net proceeds from sale of common stock	43,283	51,194
Purchase of treasury stock	(844,183)	(1,082,725)
Payments of capital lease obligations	(34,286)	(28,716)
Other, net	(7,359)	(7,932)

Net cash used in financing activities	(611,845)	(737,279)

Effect of exchange rate changes on cash	(745)	(3,575)

Net increase in cash and cash equivalents	37,407	38,071
Cash and cash equivalents at beginning of period	189,734	175,309

Cash and cash equivalents at end of period	$227,141	$213,380

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

Operating results for the twelve and thirty-six weeks ended May 6, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2017. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2017 and 2016 each have 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Recently Adopted Accounting Pronouncements: In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting. ASU 2016-09 simplifies several aspects of accounting for share-based payments transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted this standard on August 28, 2016. The Company has applied the amendment requiring recognition of excess tax deficiencies and tax benefits in the income statement prospectively. The adoption of the new standard increased earnings per share for the twelve week period ended May 6, 2017 by $0.32, driven by a lower effective tax rate of 231 basis points (a $0.40 benefit to earnings per share), partially offset by a change to the dilutive outstanding shares calculation (an $0.08 reduction to earnings per share). The adoption of the new standard increased earnings per share for the thirty-six week period ended May 6, 2017 by $0.72, driven by a lower effective tax rate of 214 basis points (a $0.93 benefit to earnings per share), partially offset by a change to the dilutive outstanding shares calculation (a $0.21 reduction to earnings per share). The Company has applied the amendment relating to the presentation of the excess tax benefits on the Consolidated Statements of Cash Flows retrospectively, resulting in the reclassification of $48.3 million of excess tax benefits from cash flows from financing activities to cash flows from operating activities for the thirty-six weeks ended May 7, 2016. The Company will continue to estimate forfeitures of share-based awards.

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires an employer to separate the service cost component from other components of net benefit cost. It also provides specific guidance on the presentation of the service cost component and other components of net benefit in the income statement; only the service cost component of net benefit cost is eligible for capitalization. The Company is in the process of evaluating the effects of the provisions of ASU 2017-07 on its consolidated financial statements. This update will be effective for the Company beginning with its fiscal 2019 first quarter.

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

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $8.6 million for the twelve week period ended May 6, 2017, and was $9.9 million for the comparable prior year period. Share-based compensation expense was $29.3 million for the thirty-six week period ended May 6, 2017, and was $28.5 million for the comparable prior year period.

During the thirty-six week period ended May 6, 2017, 164,457 stock options were exercised at a weighted average exercise price of $263.95. In the comparable prior year period, 236,037 stock options were exercised at a weighted average exercise price of $218.02.

The Company made stock option grants of 290,805 shares during the thirty-six week period ended May 6, 2017, and granted options to purchase 376,915 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the thirty-six week periods ended May 6, 2017, and May 7, 2016, using the Black-Scholes-Merton multiple-option pricing valuation model, was $139.80 and $156.20 per share, respectively, using the following weighted average key assumptions:

	Thirty-Six Weeks Ended
	May 6, 2017	May 7, 2016
Expected price volatility	18%	18%
Risk-free interest rate	1.2%	1.5%
Weighted average expected lives (in years)	5.1	5.7
Forfeiture rate	10%	10%
Dividend yield	0%	0%

See AutoZone’s Annual Report on Form 10-K for the year ended August 27, 2016, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s Amended and Restated 2011 Equity Incentive Award Plan, the 2011 Director Compensation Program and the 2014 Director Compensation Plan.

For the twelve week period ended May 6, 2017, 634,101 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 17,280 anti-dilutive shares were excluded from the dilutive earnings per share computation. There were 27,170 anti-dilutive shares excluded from the diluted earnings per share computation for the thirty-six week period ended May 6, 2017, and 25,670 anti-dilutive shares excluded for the comparable prior year period.

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	May 6, 2017
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$16,697	$400	$—	$17,097
Other long-term assets	56,994	26,243	—	83,237

	$73,691	$26,643	$—	$100,334

	August 27, 2016
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$7,326	$—	$—	$7,326
Other long-term assets	65,350	25,675	—	91,025

	$72,676	$25,675	$—	$98,351

At May 6, 2017, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheet consisted of short-term marketable securities of $17.1 million, which are included within Other current assets, and long-term marketable securities of $83.2 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable securities, by asset class, are described in “Note D – Marketable Securities.”

Non-Financial Assets measured at Fair Value on a Non-Recurring Basis

Non-financial assets are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. The assets could include assets acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. During the thirty-six week periods ended May 6, 2017, and May 7, 2016, the Company did not have any significant non-financial assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

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

Note D – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	May 6, 2017
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$40,091	$40	$(32)	$40,099
Government bonds	30,272	24	(142)	30,154
Mortgage-backed securities	5,413	4	(57)	5,360
Asset-backed securities and other	24,757	15	(51)	24,721

	$100,533	$83	$(282)	$100,334

	August 27, 2016
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$37,789	$198	$(6)	$37,981
Government bonds	33,497	24	(35)	33,486
Mortgage-backed securities	6,865	18	(29)	6,854
Asset-backed securities and other	20,015	26	(11)	20,030

	$98,166	$266	$(81)	$98,351

The debt securities held at May 6, 2017, had effective maturities ranging from less than one year to approximately three years. The Company did not realize any material gains or losses on its marketable securities during the thirty-six week period ended May 6, 2017.

The Company holds 66 securities that are in an unrealized loss position of approximately $282 thousand at May 6, 2017. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.

Included above in total marketable securities are $84.9 million of marketable securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note E – Derivative Financial Instruments

At May 6, 2017, the Company had $10.7 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week period ended May 6, 2017, the Company reclassified $509 thousand of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $459 thousand of net losses from Accumulated other comprehensive loss to Interest expense. During the thirty-six week period ended May 6, 2017, the Company reclassified $1.5 million of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $1.2 million of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $2.2 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note F – Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method for domestic inventories and the weighted average cost method for Mexico and Brazil inventories. Due to price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is not to write up inventory in excess of replacement cost, which is based on average cost. The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $403.2 million at May 6, 2017 and $364.1 million at August 27, 2016.

Note G – Pension and Savings Plans

The components of net periodic pension expense related to the Company’s pension plans consisted of the following:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands)	May 6, 2017	May 7, 2016	May 6, 2017	May 7, 2016
Interest cost	$2,385	$2,601	$7,155	$7,804
Expected return on plan assets	(4,628)	(3,810)	(13,885)	(11,431)
Amortization of net loss	3,201	2,424	9,605	7,273

Net periodic pension expense	$958	$1,215	$2,875	$3,646

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the thirty-six week period ended May 6, 2017, the Company did not make contributions to its funded plan. The Company expects to contribute approximately $17.5 million to the plan during the remainder of fiscal 2017; however, a change to the expected cash funding may be impacted by a change in interest rates, a change in the actual or expected return on plan assets or through other plans initiated by management.

Note H – Financing

The Company’s long-term debt consisted of the following:

(in thousands)	May 6, 2017	August 27, 2016
1.300% Senior Notes due January 2017, effective interest rate of 1.43%	$—	$400,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
1.625% Senior Notes due April 2019, effective interest rate of 1.77%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
2.500% Senior Notes due April 2021, effective interest rate of 2.62%	250,000	250,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate of 3.83%	600,000	—
Commercial paper, weighted average interest rate of 1.25% and 0.72% at May 6, 2017 and August 27, 2016, respectively	1,228,200	1,197,500

Total debt before discounts and debt issuance costs	5,178,200	4,947,500
Less: Discounts and debt issuance costs	25,357	23,381

Long-term debt	$5,152,843	$4,924,119

As of May 6, 2017, the commercial paper borrowings were classified as long-term in the accompanying Consolidated Balance Sheets as the Company had the ability and intent to refinance on a long-term basis through available capacity in its revolving credit facilities. As of May 6, 2017, the Company had $1.997 billion of availability under its $2.0 billion revolving credit facilities, which would allow it to replace these short-term obligations with long-term financing facilities.

On April 18, 2017, the Company issued $600 million in 3.750% Senior Notes due June 2027 under its shelf registration statement filed with the SEC on April 15, 2015 (the “2015 Shelf Registration”). The 2015 Shelf Registration allows the Company to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new location openings, stock repurchases and acquisitions. Proceeds from the debt issuance were used for general corporate purposes.

On April 21, 2016, the Company issued $400 million in 3.125% Senior Notes due April 2026 and $250 million in 1.625% Senior Notes due April 2019 under its 2015 Shelf Registration. Proceeds from the debt issuances were used for general corporate purposes.

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

As of May 6, 2017, the Company had no outstanding borrowings under each of the revolving credit facilities and $3.3 million of outstanding letters of credit under the New Multi-Year Revolving Credit Agreement.

The fair value of the Company’s debt was estimated at $5.222 billion as of May 6, 2017, and $5.117 billion as of August 27, 2016, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $69.1 million at May 6, 2017, and $192.7 million at August 27, 2016, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts.

Note I – Stock Repurchase Program

From January 1, 1998 to May 6, 2017, the Company has repurchased a total of 141.9 million shares of its common stock at an aggregate cost of $17.599 billion, including 1,129,821 shares of its common stock at an aggregate cost of $844.2 million during the thirty-six week period ended May 6, 2017. On March 21, 2017, the Board voted to increase the authorization by $750 million. This raised the total value of shares authorized to be repurchased to $18.65 billion. Considering the cumulative repurchases as of May 6, 2017, the Company had $1.051 billion remaining under the Board’s authorization to repurchase its common stock.

Subsequent to May 6, 2017, the Company has repurchased 200,280 shares of its common stock at an aggregate cost of $132.6 million.

During the thirty-six week period ended May 6, 2017, the Company retired 1.8 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1.321 billion and decreased Additional paid-in capital by $64.9 million. During the comparable prior year period, the Company retired 2.1 million shares of treasury stock, which increased Retained deficit by $1.424 billion and decreased Additional paid-in capital by $67.0 million.

Note J – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss for the twelve week periods ended May 6, 2017 and May 7, 2016 consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at February 11, 2017	$(85,121)	$(253,945)	$(155)		$(7,096)	$(346,317)
Other comprehensive income before reclassifications (1)	—	33,539	33		—	33,572
Amounts reclassified from Accumulated other comprehensive loss (1)	1,953 (2)	—	(11	)(4)	321 (5)	2,263

Balance at May 6, 2017	$(83,168)	$(220,406)	$(133)		$(6,775)	$(310,482)

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at February 13, 2016	$(68,082)	$(231,424)	$60		$(8,403)	$(307,849)
Other comprehensive income (loss) before reclassifications (1)	—	36,000	187		(1,047)	35,140
Amounts reclassified from Accumulated other comprehensive loss (1)	1,479 (2)	—	(28	)(4)	1,281 (5)	2,732

Balance at May 7, 2016	$(66,603)	$(195,424)	$219		$(8,169)	$(269,977)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $1,248 for the twelve weeks ended May 6, 2017 and $945 for the twelve weeks ended May 7, 2016, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized losses on marketable securities, net of taxes of $6 for the twelve weeks ended May 6, 2017 and $15 for the twelve weeks ended May 7, 2016, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $188 for the twelve weeks ended May 6, 2017 and $822 for the twelve weeks ended May 7, 2016, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Changes in Accumulated other comprehensive loss for the thirty-six week periods ended May 6, 2017 and May 7, 2016, consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at August 27, 2016	$(88,890)	$(211,012)	$120		$(7,747)	$(307,529)
Other comprehensive (loss) before reclassifications (1)	—	(9,394)	(215)		—	(9,609)
Amounts reclassified from Accumulated other comprehensive loss (1)	5,722 (2)	—	(38	)(4)	972 (5)	6,656

Balance at May 6, 2017	$(83,168)	$(220,406)	$(133)		$(6,775)	$(310,482)

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at August 29, 2015	$(70,795)	$(171,488)	$(26)		$(7,209)	$(249,518)
Other comprehensive (loss) income before reclassifications (1)	—	(23,936)	280		(2,687)	(26,343)
Amounts reclassified from Accumulated other comprehensive loss (1)	4,192 (2)	—	(35	)(4)	1,727 (5)	5,884

Balance at May 7, 2016	$(66,603)	$(195,424)	$219		$(8,169)	$(269,977)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $3,883 in fiscal 2017 and $3,081 in fiscal 2016, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized losses on marketable securities, net of taxes of $20 in fiscal 2017 and $19 in fiscal 2016, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $555 in fiscal 2017 and $572 in fiscal 2016, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Note K – Goodwill and Intangibles

As of May 6, 2017, there were no changes to the carrying amount of goodwill as described in our Annual Report on Form 10-K for the year ended August 27, 2016.

The carrying amounts of intangible assets are included in Other long-term assets as follows:

(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Technology	3-5 years	$10,570	$(9,398)	$1,172
Noncompete agreements	5 years	1,300	(1,143)	157
Customer relationships	3-10 years	49,676	(22,821)	26,855

		$61,546	$(33,362)	28,184

Non-amortizing intangible asset:
Trade name				26,900

Total intangible assets other than goodwill				$55,084

Amortization expense of intangible assets for the twelve and thirty-six week periods ended May 6, 2017 was $1.9 million and $5.9 million, respectively. Amortization expense of intangible assets for the twelve and thirty-six week periods ended May 7, 2016 was $2.0 million and $6.1 million, respectively.

The Company made no payments related to customer relationships during the thirty-six week period ended May 6, 2017. In the comparable prior year period, the Company made an installment payment of $10 million related to certain customer relationships purchased during fiscal 2014 relating to its ALLDATA operations.

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

The Auto Parts Locations segment is a retailer and distributor of automotive parts and accessories through the Company’s 5,915 locations in the United States, Puerto Rico, Mexico and Brazil. Each location carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands)	May 6, 2017	May 7, 2016	May 6, 2017	May 7, 2016
Net Sales
Auto Parts Locations	$2,530,689	$2,503,108	$7,125,812	$6,978,413
Other	88,318	90,564	250,259	258,494

Total	$2,619,007	$2,593,672	$7,376,071	$7,236,907

Segment Profit
Auto Parts Locations	$1,332,086	$1,323,641	$3,750,776	$3,677,000
Other	46,332	46,817	134,720	136,988

Gross profit	1,378,418	1,370,458	3,885,496	3,813,988
Operating, selling, general and administrative expenses	(848,848)	(834,084)	(2,513,054)	(2,456,959)
Interest expense, net	(35,675)	(34,051)	(103,180)	(101,893)

Income before income taxes	$493,895	$502,323	$1,269,262	$1,255,136

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of May 6, 2017, the related condensed consolidated statements of income for the twelve and thirty-six week periods ended May 6, 2017 and May 7, 2016, the condensed consolidated statements of comprehensive income for the twelve and thirty-six week periods ended May 6, 2017 and May 7, 2016, and the condensed consolidated statements of cash flows for the thirty-six week periods ended May 6, 2017 and May 7, 2016. These financial statements are the responsibility of the Company’s management.

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

June 14, 2017

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at May 6, 2017, operated 5,381 AutoZone stores in the United States, including Puerto Rico; 499 in Mexico; nine in Brazil; and 26 Interamerican Motor Corporation (“IMC”) branches. Each AutoZone store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At May 6, 2017, in 4,493 of our domestic AutoZone stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in AutoZone stores in Mexico and Brazil. IMC branches carry an extensive line of original equipment quality import replacement parts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and accessories, performance and replacement parts through www.autoanything.com, and our commercial customers can make purchases through www.autozonepro.com and www.imcparts.net. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve and thirty-six weeks ended May 6, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2017. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2016 and fiscal 2017 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales were up 1.0% for the quarter driven by sales of $41.5 million from new domestic AutoZone stores, offset by a decline in domestic same store sales (sales from stores open at least one year) of 0.8%. Earnings per share increased 6.2% for the quarter.

Our business is impacted by various factors within the economy that affect both our consumer and our industry, including but not limited to fuel costs, unemployment rates, foreign exchange and interest rates, and other economic conditions. Given the nature of these macroeconomic factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

One macroeconomic factor affecting our customers and industry during the third quarter of fiscal 2017 was gas prices. During the quarter, the price per gallon of unleaded gasoline in the United States began the quarter at $2.31 per gallon and ended the quarter at $2.37 per gallon, a $0.06 increase. During the comparable prior year period, gas prices increased by $0.50 per gallon, beginning at $1.72 per gallon and ending at $2.22 per gallon. With approximately 12 billion gallons of unleaded gas consumed each month across the U.S., each $1 increase at the pump results in approximately $12 billion of decreased spending capacity to consumers each month. While we believe increased gas prices limit our customers’ disposable income, we feel current gas prices are not high enough to change driving behavior, as we continue to see miles driven increasing. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

An additional macroeconomic factor affecting our customers during the third quarter of fiscal 2017 was the processing of income tax refunds. In recent years, we have experienced growth in our sales concurrent with the U.S. tax refund season. We believe that our most economically challenged customers have historically used their tax refunds to make repairs and enhancements to their vehicles that had been deferred. The timing of tax refunds may shift from year to year, and those shifts occur at the end of our second fiscal quarter or at the beginning of our third fiscal quarter. During the second quarter of fiscal 2017, the IRS delayed the income tax processing in an effort to combat fraudulent tax return filings. We believe this delay in income tax processing impacted our second quarter results and continued for the first five weeks of the third quarter. Although we expected the delayed tax return processing to lead to incremental sales from tax refunds in the third quarter, the sales benefit did not materialize.

During the third quarter of fiscal 2017, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 84% of total sales, with failure related categories continuing to be our largest set of categories. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by severe or unusual weather over a short term period. Over the long term, we believe the impact of the weather on our sales mix is not significant.

Our primary response to fluctuations in the demand for the products we sell is to adjust our advertising message, store staffing and product assortment. In recent years, we initiated a variety of strategic tests focused on increasing inventory availability in our domestic stores. As part of those tests, we closely studied our hub distribution model, store inventory levels and product assortment, which led to strategic tests on increased frequency of delivery to our domestic stores and significantly expanding parts assortment in select domestic stores we call mega hubs. During fiscal 2015, we concluded our tests on these specific new concepts and continued to roll out these strategic initiatives in fiscal 2016. In fiscal 2017, we continued the implementation of more frequent deliveries from our distribution centers to additional domestic stores and the execution of our mega hub strategy. However, as our overall performance in recent quarters has been challenging, we have begun to reduce the number of deliveries from distribution centers to certain stores due to the difficulty in generating a sales benefit from more frequently restocking product.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. The average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. Since the beginning of 2016 and through March 2017 (latest publicly available information), miles driven increased by 1.1%.

Twelve Weeks Ended May 6, 2017

Compared with Twelve Weeks Ended May 7, 2016

Net sales for the twelve weeks ended May 6, 2017 increased $25.3 million to $2.619 billion, or 1.0%, over net sales of $2.594 billion for the comparable prior year period. Total auto parts sales increased by 1.1%, primarily driven by net sales of $41.5 million from new domestic AutoZone stores. Domestic commercial sales increased $17.1 million, or 3.6%, over the comparable prior year period.

Gross profit for the twelve weeks ended May 6, 2017 was $1.378 billion, or 52.6% of net sales, compared with $1.370 billion, or 52.8% of net sales, during the comparable prior year period. The decrease in gross margin was attributable to higher supply chain costs associated with current year inventory initiatives (-28 basis points) and higher inventory shrink results (-20 basis points), partially offset by lower acquisition costs.

Operating, selling, general and administrative expenses for the twelve weeks ended May 6, 2017 were $848.8 million, or 32.4% of net sales, compared with $834.1 million, or 32.2% of net sales, during the comparable prior year period. Operating expenses, as a percentage of sales, were higher than last year primarily from fixed cost deleverage due to our comparable stores sales decline, higher self-insurance cost and increasing wage pressures, partially offset by favorability from last year’s discrete legal charge and lower incentive compensation.

Net interest expense for the twelve weeks ended May 6, 2017 was $35.7 million compared with $34.1 million during the comparable prior year period. The increase was primarily due to higher borrowing levels and borrowing rates over the comparable year period. Average borrowings for the twelve weeks ended May 6, 2017 were $5.146 billion, compared with $4.921 billion for the comparable prior year period. Weighted average borrowing rates were 2.8% for the twelve weeks ended May 6, 2017 and 2.7% for the twelve weeks ended May 7, 2016.

Our effective income tax rate was 32.8% of pretax income for the twelve weeks ended May 6, 2017 and 34.8% for the comparable prior year period. The decrease in the tax rate was primarily due to the Company’s adoption of the new accounting guidance for share-based payments, which lowered the effective income tax rate by 231 basis points.

Net income for the twelve week period ended May 6, 2017 increased by $4.2 million to $331.7 million, and diluted earnings per share increased by 6.2% to $11.44 from $10.77 in the comparable prior year period. The Company’s adoption of the new accounting guidance for share-based payments increased earnings per share by $0.32, driven by a lower effective tax rate of 231 basis points, (a $0.40 benefit to earnings per share), partially offset by a change to the dilutive outstanding shares calculation (an $0.08 reduction to earnings per share). The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.43.

Thirty-Six Weeks Ended May 6, 2017

Compared with Thirty-Six Weeks Ended May 7, 2016

Net sales for the thirty-six weeks ended May 6, 2017 increased $139.2 million to $7.376 billion, or 1.9%, over net sales of $7.237 billion for the comparable prior year period. Total auto parts sales increased by 2.1%, primarily driven by net sales of $116.9 million from new domestic AutoZone stores. Domestic commercial sales increased $73.6 million, or 5.6%, over the comparable prior year period.

Gross profit for the thirty-six weeks ended May 6, 2017 was $3.885 billion, or 52.7% of net sales, compared with $3.814 billion, or 52.7% of net sales, during the comparable prior year period. Gross margin was impacted by higher supply chain costs associated with current year inventory initiatives (-21 basis points) and higher inventory shrink results (-17 basis points), offset by higher merchandise margins.

Operating, selling, general and administrative expenses for the thirty-six weeks ended May 6, 2017 were $2.513 billion, or 34.1% of net sales, compared with $2.457 billion, or 34.0% of net sales, during the comparable prior year period. The increase in operating expenses, as a percentage of sales, was due to higher domestic store payroll and self-insurance cost, partially offset by lower incentive compensation.

Net interest expense for the thirty-six weeks ended May 6, 2017 was $103.2 million compared with $101.9 million during the comparable prior year period. The increase was primarily due to higher borrowing levels, partially offset by a decline in borrowing rates over the comparable prior year period. Average borrowings for the thirty-six weeks ended May 6, 2017 were $5.071 billion, compared with $4.820 billion for the comparable prior year period. Weighted average borrowing rates were 2.7% for the thirty-six weeks ended May 6, 2017 and 2.8% for the thirty-six weeks ended May 7, 2016.

Our effective income tax rate was 33.3% of pretax income for the thirty-six weeks ended May 6, 2017 and 35.1% for the comparable prior year period. The decrease in the tax rate was primarily due to the Company’s adoption of the new accounting guidance for share-based payments, which lowered the effective income tax rate by 214 basis points.

Net income for the thirty-six week period ended May 6, 2017 increased by $32.7 million to $847.0 million, and diluted earnings per share increased by 9.1% to $28.86 from $26.46 in the comparable prior year period. The Company’s adoption of the new accounting guidance for share-based payments increased earnings per share by $0.72, driven by a lower effective tax rate of 214 basis points, (a $0.93 benefit to earnings per share), partially offset by a change to the dilutive outstanding shares calculation (a $0.21 reduction to earnings per share). The impact on year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.92.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the thirty-six weeks ended May 6, 2017, our net cash flows from operating activities provided $1,009.2 million as compared with $1,095.2 million provided during the comparable prior year period. The decrease is primarily due to the timing of accrued payments and increased net inventory balances.

Our net cash flows used in investing activities for the thirty-six weeks ended May 6, 2017 was $359.2 million as compared with $316.3 million in the comparable prior year period. Capital expenditures for the thirty-six weeks ended May 6, 2017 were $357.9 million compared to $299.9 million for the comparable prior year period. The increase is primarily driven by our capital expenditures related to the two domestic distribution centers currently being built and the new Mexico distribution center completed in fiscal 2017. During the thirty-six week period ended May 6, 2017, we opened 101 new locations. In the comparable prior year period, we opened 103 net new locations. Cash flows were used in the purchase of other intangibles for $10 million in the comparable prior year period. Investing cash flows were also impacted by our wholly owned captive, which purchased $68.0 million and sold $65.6 million in marketable securities during the thirty-six weeks ended May 6, 2017. During the comparable prior year period, the captive purchased $95.4 million in marketable securities and sold $86.0 million in marketable securities.

Our net cash flows used in financing activities for the thirty-six weeks ended May 6, 2017 was $611.8 million compared to $737.3 million in the comparable prior year period. During the thirty-six weeks ended May 6, 2017, we received $600 million from the issuance of debt. During the comparable prior year period, we received $650 million from the issuance of debt. During the thirty-six week period ended May 6, 2017, we repaid our $400 million 1.300% Senior Notes due in January 2017 using commercial paper borrowings. During the comparable prior year period, we repaid our $300 million 5.500% Senior Notes due in November 2015 using commercial paper borrowings. For the thirty-six week period ended May 6, 2017, there were $30.7 million in net proceeds from commercial paper, as compared to $19.1 million in net payments for commercial paper in the comparable prior year period. Stock repurchases were $844.2 million in the current thirty-six week period as compared with $1.083 billion in the comparable prior year period. For the thirty-six weeks ended May 6, 2017, proceeds from the sale of common stock provided $43.3 million. In the comparable prior year period, proceeds from the sale of common stock provided $51.2 million.

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

In addition to the building and land costs, our new locations require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate. In recent years, we initiated a variety of strategic tests focused on increasing inventory availability, which increased our inventory per location. Many of our vendors have supported our initiative to update our product assortments by providing extended payment terms. These extended payment terms have allowed us to continue our high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 107.2% compared to 110.9% last year. The decrease was primarily due to slower inventory turns, driven by current year growth in inventory from initiatives.

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

For the trailing four quarters ended May 6, 2017, our after-tax return on invested capital (“ROIC”) was 30.5% as compared to 31.2% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). ROIC decreased primarily due to the increase in average debt, along with the impact of recent investments in the business. Currently, these investments are diluting our return metrics. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

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

As of May 6, 2017, we had no outstanding borrowings under either of the revolving credit facilities and $3.3 million of outstanding letters of credit under the New Multi-Year Revolving Credit Agreement.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $75 million. The letter of credit facility is in addition to the letters of credit that may be issued under the New Multi-Year Revolving Credit Agreement. As of May 6, 2017, we had $74.9 million in letters of credit outstanding under the letter of credit facility, which expires in June 2019.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $9.3 million in letters of credit outstanding as of May 6, 2017. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of May 6, 2017, $1.228 billion of commercial paper borrowings were classified as long-term in the Consolidated Balance Sheets as we have the ability and intent to refinance on a long-term basis through available capacity in our revolving credit facilities. As of May 6, 2017, we had $1.997 billion of availability under our $2.0 billion revolving credit facilities, which would allow us to replace these short-term obligations with long-term financing facilities.

On April 18, 2017, we issued $600 million in 3.750% Senior Notes due June 2027 under our shelf registration statement filed with the SEC on April 15, 2015 (the “2015 Shelf Registration”). The 2015 Shelf Registration allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new location openings, stock repurchases and acquisitions. Proceeds from the debt issuance was used for general corporate purposes.

On April 21, 2016, we issued $400 million in 3.125% Senior Notes due April 2026 and $250 million in 1.625% Senior Notes due April 2019 under the 2015 Shelf Registration. Proceeds from the debt issuances were used for general corporate purposes.

All senior notes are subject to an interest rate adjustment if the debt ratings assigned to the senior notes are downgraded (as defined in the agreements). Further, the senior notes contain a provision that repayment of the senior notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our senior notes contain minimal covenants, primarily restrictions on liens. Under our revolving credit facilities, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of May 6, 2017, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.6:1 as of May 6, 2017, and was 2.6:1 as of May 7, 2016. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. To the extent EBITDAR continues to grow in future years, we expect our debt levels to increase; conversely, if EBITDAR declines, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

From January 1, 1998 to May 6, 2017, we have repurchased a total of 141.9 million shares of our common stock at an aggregate cost of $17.599 billion, including 1.1 million shares of our common stock at an aggregate cost of $844.2 million during the thirty-six week period ended May 6, 2017. On March 21, 2017, the Board voted to increase the authorization by $750 million. This raised the total value of shares authorized to be repurchased to $18.65 billion. Considering cumulative repurchases as of May 6, 2017, we had $1.051 billion remaining under the Board’s authorization to repurchase our common stock.

Subsequent to May 6, 2017, we have repurchased 200,280 shares of our common stock at an aggregate cost of $132.6 million.

During the thirty-six week period ended May 6, 2017, we retired 1.8 million shares of treasury stock which had previously been repurchased under our share repurchase program. The retirement increased Retained deficit by $1.321 billion and decreased Additional paid-in capital by $64.9 million. During the comparable prior year period, we retired 2.1 million shares of treasury stock, which increased Retained deficit by $1.424 billion and decreased Additional paid-in capital by $67.0 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at May 6, 2017, was $87.5 million compared with $106.1 million at August 27, 2016, and our total surety bonds commitment at May 6, 2017, was $29.3 million compared with $33.4 million at August 27, 2016.

Financial Commitments

Except for the previously discussed amendments to our existing revolving credit facilities, debt issuance and retirement, as of May 6, 2017, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 27, 2016.

Reconciliation of Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations include certain financial measures not derived in accordance with GAAP. These non-GAAP financial measures provide additional information for determining our optimum capital structure and are used to assist management in evaluating performance and in making appropriate business decisions to maximize stockholders’ value.

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

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital “ROIC”

The following tables calculate the percentages of ROIC for the trailing four quarters ended May 6, 2017 and May 7, 2016.

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 27, 2016	Thirty-Six Weeks Ended May 7, 2016	Sixteen Weeks Ended August 27, 2016	Thirty-Six Weeks Ended May 6, 2017	Trailing Four Quarters Ended May 6, 2017
Net income	$1,241,007	$814,239	$426,768	$846,969	$1,273,737
Adjustments:
Interest expense	147,681	101,893	45,788	103,180	148,968
Rent expense	280,490	193,251	87,239	207,402	294,641
Tax effect (1)	(145,150)	(100,054)	(45,096)	(105,287)	(150,383)

After-tax return	$1,524,028	$1,009,329	$514,699	$1,052,264	$1,566,963

Average debt (2)					$5,035,993
Average deficit (3)					(1,817,540)
Rent x 6 (4)					1,767,846
Average capital lease obligations (5)					145,749

Invested capital					$5,132,048

ROIC					30.5%

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 29, 2015	Thirty-Six Weeks Ended May 9, 2015	Sixteen Weeks Ended August 29, 2015	Thirty-Six Weeks Ended May 7, 2016	Trailing Four Quarters Ended May 7, 2016
Net income	$1,160,241	$759,104	$401,137	$814,239	$1,215,376
Adjustments:
Interest expense	150,439	103,374	47,065	101,893	148,958
Rent expense	269,458	188,049	81,409	193,251	274,660
Tax effect (1)	(148,224)	(102,872)	(45,352)	(104,186)	(149,538)

After-tax return	$1,431,914	$947,655	$484,259	$1,005,197	$1,489,456

Average debt (2)					$4,737,645
Average deficit (3)					(1,745,470)
Rent x 6 (4)					1,647,960
Average capital lease obligations (5)					127,954

Invested capital					$4,768,089

ROIC					31.2%

(1)	The effective tax rate was 33.9% and 35.3% over the trailing four quarters ended May 6, 2017 and May 7, 2016, respectively.
(2)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(3)	Average equity is equal to the average of our stockholders’ deficit measured as of the previous five quarters.
(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(5)	Average capital lease obligations are equal to the average of our capital lease obligations measured as of the previous five quarters.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Share-Based Expense “EBITDAR”

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended May 6, 2017 and May 7, 2016.

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 27, 2016	Thirty-Six Weeks Ended May 7, 2016	Sixteen Weeks Ended August 27, 2016	Thirty-Six Weeks Ended May 6, 2017	Trailing Four Quarters Ended May 6, 2017
Net income	$1,241,007	$814,239	$426,768	$846,969	$1,273,737
Add: Interest expense	147,681	101,893	45,788	103,180	148,968
Income tax expense	671,707	440,897	230,810	422,293	653,103

EBIT	2,060,395	1,357,029	703,366	1,372,442	2,075,808
Add: Depreciation expense	297,397	203,465	93,932	219,988	313,920
Rent expense	280,490	193,251	87,239	207,402	294,641
Share-based expense	39,825	28,452	11,373	29,343	40,716

EBITDAR	$2,678,107	$1,782,197	$895,910	$1,829,175	$2,725,085

Debt					$5,152,843
Capital lease obligations					151,961
Rent x 6 (1)					1,767,846

Adjusted debt					$7,072,650

Adjusted debt / EBITDAR					2.6

	A	B	A-B=C	D	C+D
(in thousands, except ratio)	Fiscal Year Ended August 29, 2015	Thirty-Six Weeks Ended May 9, 2015	Sixteen Weeks Ended August 29, 2015	Thirty-Six Weeks Ended May 7, 2016	Trailing Four Quarters Ended May 7, 2016
Net income	$1,160,241	$759,104	$401,137	$814,239	$1,215,376
Add: Interest expense	150,439	103,374	47,065	101,893	148,958
Income tax expense	642,371	421,301	221,070	440,897	661,967

EBIT	1,953,051	1,283,779	669,272	1,357,029	2,026,301
Add: Depreciation expense	269,919	183,211	86,708	203,465	290,173
Rent expense	269,458	188,049	81,409	193,251	274,660
Share-based expense	40,995	29,688	11,307	28,452	39,759

EBITDAR	$2,533,423	$1,684,727	$848,696	$1,782,197	$2,630,893

Debt					$4,953,697
Capital lease obligations					128,870
Rent x 6 (1)					1,647,960

Adjusted debt					$6,730,527

Adjusted debt / EBITDAR					2.6

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.

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

At May 6, 2017, the only material change to our instruments and positions that are sensitive to market risk since the disclosures in our 2016 Annual Report to Stockholders was the $30.7 million net increase in commercial paper.

The fair value of our debt was estimated at $5.222 billion as of May 6, 2017 and $5.117 billion as of August 27, 2016, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value was greater than the carrying value of debt by $69.1 million at May 6, 2017 and $192.7 million at August 27, 2016. We had $1.228 billion of variable rate debt outstanding at May 6, 2017 and $1.198 billion of variable rate debt outstanding at August 27, 2016. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $12.3 million in fiscal 2017. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $3.925 billion, net of unamortized debt issuance costs of $25.4 million at May 6, 2017 and $3.727 billion, net of unamortized debt issuance costs of $23.4 million at August 27, 2016. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $198.8 million at May 6, 2017.

Item 4.	Controls and Procedures

As of May 6, 2017, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 6, 2017. During or subsequent to the quarter ended May 6, 2017, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In 2004, we acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, we voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection (“NJDEP”) and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. We have conducted and paid for (at an immaterial cost to us) remediation of contamination on the property. We have also voluntarily investigated and addressed potential vapor intrusion impacts in downgradient residences and businesses. The NJDEP has asserted, in a Directive and Notice to Insurers dated February 19, 2013 and again in an Amended Directive and Notice to Insurers dated January 13, 2014 (collectively the “Directives”), that we are liable for the downgradient impacts under a joint and severable liability theory. By letter dated April 23, 2015, NJDEP has demanded payment from us, and other parties, in the amount of approximately $296 thousand for costs incurred by NJDEP in connection with contamination downgradient of the property. By letter dated January 29, 2016, we were informed that NJDEP has filed a lien against the property in connection with approximately $355 thousand in costs incurred by NJDEP in connection with contamination downgradient of the property. We have contested, and will continue to contest, any such assertions due to the existence of other entities/sources of contamination, some of which are named in the Directives and the April 23, 2015 Demand, in the area of the property. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, we believe we should be eligible to be reimbursed up to 75 percent of qualified remediation costs by the State of New Jersey. We have asked the state for clarification that the agreement applies to off-site work, and the state is considering the request. Although the aggregate amount of additional costs that we may incur pursuant to the remediation cannot currently be ascertained, we do not currently believe that fulfillment of our obligations under the agreement or otherwise will result in costs that are material to our financial condition, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended May 6, 2017, were as follows:

Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
February 12, 2017 to March 11, 2017	54,903	$725.22	54,903	$544,915,355
March 12, 2017 to April 8, 2017	256,205	718.16	256,205	1,110,919,693
April 9, 2017 to May 6, 2017	84,700	705.45	84,700	1,051,167,916

Total	395,808	$716.42	395,808	$1,051,167,916

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended on March 21, 2017 to increase the repurchase authorization by $750 million. This brings the total value of shares to be repurchased to $18.65 billion. All of the above repurchases were part of this program. Subsequent to May 6, 2017, we have repurchased 200,280 shares of our common stock at an aggregate cost of $132.6 million.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Sixth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated October 7, 2015.

4.1	Officers’ Certificate dated April 18, 2017, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.750% Senior Notes due 2027. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 18, 2017.

4.2	Form of 3.750% Senior Note due 2027. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 18, 2017.

4.3	Form of 3.750% Senior Note due 2027. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated April 18, 2017.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

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
Charlie Pleas, III
Senior Vice President, Controller
(Principal Accounting Officer)
Dated: June 14, 2017

EXHIBIT INDEX

The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Sixth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated October 7, 2015.

4.1	Officers’ Certificate dated April 18, 2017, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.750% Senior Notes due 2027. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 18, 2017.

4.2	Form of 3.750% Senior Note due 2027. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 18, 2017.

4.3	Form of 3.750% Senior Note due 2027. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated April 18, 2017.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document