Form 10-K
period 2017-08-26
AUTOZONE INC
filed 2017-10-25
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 26, 2017,

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $20,972,678,680.

The number of shares of Common Stock outstanding as of October 23, 2017, was 27,492,520.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement to be filed within 120 days of August 26, 2017, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held December 20, 2017, are incorporated by reference into Part III.

Forward-Looking Statements

Certain statements contained in this annual report are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand; energy prices; weather; competition; credit market conditions; access to available and feasible financing; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; war and the prospect of war, including terrorist activity; inflation; the ability to hire and retain qualified employees; construction delays; the compromising of confidentiality, availability or integrity of information, including cyber attacks; and raw material costs of suppliers. Certain of these risks are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of this Annual Report on Form 10-K for the year ended August 26, 2017, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results; developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results.

PART I

Item  1. Business

Introduction

AutoZone, Inc. (“AutoZone,” the “Company,” “we,” “our” or “us”) is the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at August 26, 2017, operated 5,465 AutoZone stores in the United States, including Puerto Rico; 524 stores in Mexico; 14 stores in Brazil; and 26 Interamerican Motor Corporation (“IMC”) branches. Each AutoZone store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 26, 2017, in 4,592 of our domestic AutoZone stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in AutoZone stores in Mexico and Brazil. IMC branches carry an extensive line of original equipment quality import replacement parts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and accessories, performance and replacement parts through www.autoanything.com, and our commercial customers can make purchases through www.autozonepro.com and www.imcparts.net. We do not derive revenue from automotive repair or installation services.

At August 26, 2017, our AutoZone stores and IMC branches were in the following locations:

Location Count
Alabama	110
Alaska	8
Arizona	136
Arkansas	64
California	585
Colorado	87
Connecticut	47
Delaware	16
Florida	318
Georgia	200
Hawaii	4
Idaho	28
Illinois	238
Indiana	155
Iowa	29
Kansas	50
Kentucky	95
Louisiana	123
Maine	13
Maryland	75
Massachusetts	81
Michigan	188
Minnesota	54
Mississippi	94
Missouri	112
Montana	13
Nebraska	20
Nevada	64
New Hampshire	23
New Jersey	96

New Mexico	62
New York	189
North Carolina	219
North Dakota	3
Ohio	259
Oklahoma	74
Oregon	43
Pennsylvania	177
Puerto Rico	43
Rhode Island	17
South Carolina	88
South Dakota	7
Tennessee	165
Texas	597
Utah	58
Vermont	2
Virginia	123
Washington	88
Washington, DC	5
West Virginia	44
Wisconsin	67
Wyoming	9

Total Domestic AutoZone stores	5,465
Mexico	524
Brazil	14

Total AutoZone stores	6,003
IMC branches	26

Total locations	6,029

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

Interior & Exterior Accessories

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

Pricing

We want to be the value leader in our industry, by consistently providing quality merchandise at the right price, backed by a satisfactory warranty and outstanding customer service. For many of our products, we offer multiple value choices in a good/better/best assortment, with appropriate price and quality differences from the “good” products to the “better” and “best” products. A key differentiating component versus our competitors is our exclusive line of in-house brands, which includes the Valucraft, AutoZone, SureBilt, ProElite, Duralast, Duralast Max, Duralast Gold, Duralast Platinum, Duralast ProPower and Duralast GT brands. We believe that our overall value compares favorably to that of our competitors.

Brand Marketing: Advertising and Promotions

We believe that targeted advertising and promotions play important roles in succeeding in today’s environment. We are constantly working to understand our customers’ wants and needs so that we can build long-lasting, loyal relationships. We utilize promotions, advertising and loyalty programs primarily to highlight our great value and the availability of high quality parts. Broadcast and internet media are our primary advertising methods of driving retail traffic to our stores, while we leverage a dedicated sales force and our ProVantage loyalty program to drive commercial sales. In the stores, we utilize in-store signage, in-store circulars, and creative product placement and promotions to help educate customers about products that they need.

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

Store Operations

Store Formats

Substantially all AutoZone stores are based on standard store formats, resulting in generally consistent appearance, merchandising and product mix. Approximately 85% to 90% of each store’s square footage is selling space. In our satellite stores, approximately 40% to 45% of our space is dedicated to hard parts inventory, while our hub stores and mega hubs have 75% to 85% of their space utilized for hard parts. The hard parts inventory area is generally fronted by counters or pods that run the depth or length of the store, dividing the hard parts area from the remainder of the store. The remaining selling space contains displays of maintenance, accessories and non-automotive items.

We believe that our stores are “destination stores,” generating their own traffic rather than relying on traffic created by adjacent stores. Therefore, we situate most stores on major thoroughfares with easy access and good parking.

Store Personnel and Training

We provide on-the-job training as well as formal training programs, including an annual national sales meeting, store meetings on specific sales and product topics, standardized training manuals and computer based modules and a specialist program that provides training to AutoZoners in several areas of technical expertise from the Company, our vendors and independent certification agencies. All domestic AutoZoners are encouraged to complete tests resulting in certifications by the National Institute for Automotive Service Excellence (“ASE”), which is broadly recognized for training certification in the automotive industry. Training is supplemented with frequent store visits by management.

Store managers, sales representatives, commercial sales managers, and managers at various levels across the organization receive financial incentives through performance-based bonuses. In addition, our growth has provided opportunities for the promotion of qualified AutoZoners. We believe these opportunities are important to attract, motivate and retain high quality AutoZoners.

All store and branch support functions are centralized in our store support centers located in Memphis, Tennessee; Monterrey, Mexico; Chihuahua, Mexico and Sao Paulo, Brazil, and our branch support center located in Canoga Park, California. We believe that this centralization enhances consistent execution of our merchandising and marketing strategies at the store level, while reducing expenses and cost of sales.

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

Store Development

The following table reflects our location development during the past five fiscal years:

	Fiscal Year
	2017	2016	2015	2014	2013
Locations:
Beginning	5,814	5,609	5,391	5,201	5,006
Acquired(1)	—	—	17	—	—
New	215	205	202	190	197
Closed	—	—	1	—	2

Net new	215	205	201	190	195

Relocated	5	6	5	8	11

Ending	6,029	5,814	5,609	5,391	5,201

(1)	17 IMC branches acquired on September 27, 2014.

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

Purchasing and Supply Chain

Merchandise is selected and purchased for all AutoZone stores through our store support centers located in Memphis, Tennessee; Monterrey, Mexico and Sao Paulo, Brazil. Additionally, we have an office in Shanghai, China to support our sourcing efforts in Asia. Merchandise is selected and purchased for all IMC branches through our branch support center located in Canoga Park, California. In fiscal 2017, one class of similar products accounted for approximately 11 percent of our total sales, and one vendor supplied approximately 11 percent of our purchases. No other class of similar products accounted for 10 percent or more of our total sales, and no other individual vendor provided more than 10 percent of our total purchases. We believe that alternative sources of supply exist, at similar costs, for most types of product sold. Most of our merchandise flows through our distribution centers to our stores by our fleet of tractors and trailers or by third-party trucking firms.

We ended fiscal 2017 with 186 domestic hub stores, which have a larger assortment of products as well as regular replenishment items that can be delivered to a store in its network within 24 hours. Hub stores are generally replenished from distribution centers multiple times per week. Hub stores have increased our ability to distribute products on a timely basis to many of our stores and to expand our product assortment.

During fiscal 2014 and 2015, we tested two new concepts of our domestic supply chain strategy, increased delivery frequency to our stores utilizing our distribution centers and significantly expanded parts assortments in select stores we call mega hubs. Our tests were concluded during fiscal 2015, and both initiatives were expanded to additional locations in fiscal 2016 and 2017.

Increased delivery frequency focuses on improving our in-stock position of our core store-stocked product by providing deliveries to certain stores multiple times per week. We are continuing to test our new frequency of delivery for certain volume stores to ensure the model is producing sufficient benefit to justify the costs. We had roughly 2,300 stores receiving more deliveries multiple times per week at the end of the third quarter of fiscal 2017. As the results have not been conclusive to date, we are continuing to test different scenarios to determine the optimal approach.

A mega hub store carries inventory of 80,000 to 100,000 unique SKUs, approximately twice what a hub store carries. Mega hubs provide coverage to both surrounding stores and other hub stores multiple times a day or on an overnight basis. Currently, we have over 4,000 stores with access to mega hub inventory. A majority of these 4,000 stores receive their service on an overnight basis today, but as we expand our mega hubs, more of them will receive this service same day and many will receive it multiple times per day. We ended fiscal 2017 with 16 mega hubs, an increase of five since fiscal 2016.

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

Employees

As of August 26, 2017, we employed over 87,000 persons, approximately 61 percent of whom were employed full-time. About 90 percent of our AutoZoners were employed in stores or in direct field supervision, approximately 6 percent in distribution centers and approximately 4 percent in store support and other functions. Included in the above numbers are approximately 8,200 persons employed in our Mexico and Brazil operations.

We have never experienced any material labor disruption and believe that relations with our AutoZoners are good.

AutoZone Websites

AutoZone’s primary website is at http://www.autozone.com. We make available, free of charge, at our investor relations website, http://www.autozoneinc.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably feasible after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website and the information contained therein or linked thereto are not intended to be incorporated into this Annual Report or Form 10-K.

Executive Officers of the Registrant

The following list describes our executive officers. The title of each executive officer includes the words “Customer Satisfaction” which reflects our commitment to customer service. Officers are elected by and serve at the discretion of the Board of Directors.

William C. Rhodes, III, 52—Chairman, President and Chief Executive Officer, Customer Satisfaction

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

William T. Giles, 58—Chief Financial Officer and Executive Vice President – Finance and Information Technology, Customer Satisfaction

William T. Giles was named Chief Financial Officer during May 2006. He has also held other responsibilities at various times including Executive Vice President of Finance, Information Technology, ALLDATA and Store Development. From 1991 to May 2006, he held several positions with Linens N’ Things, Inc., most recently as the Executive Vice President and Chief Financial Officer. Prior to 1991, he was with Melville, Inc. and PricewaterhouseCoopers. Mr. Giles is a member of the Board of Directors for Brinker International.

Mark A. Finestone, 56—Executive Vice President – Merchandising, Supply Chain and Marketing, Customer Satisfaction

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

William W. Graves, 57—Executive Vice President – Mexico, Brazil, IMC and Store Development, Customer Satisfaction

William W. Graves was named Executive Vice President – Mexico, Brazil, IMC and Store Development during October 2015. Previously, he was Senior Vice President – Supply Chain and International since 2012. Prior thereto, he was Senior Vice President – Supply Chain from 2006 to 2012 and Vice President – Supply Chain from 2000 to 2006. From 1992 to 2000, Mr. Graves served in various capacities within the Company.

Thomas B. Newbern, 55—Executive Vice President – Store Operations, Commercial, Loss Prevention and ALLDATA, Customer Satisfaction

Thomas B. Newbern was named Executive Vice President – Store Operations, Commercial, Loss Prevention and ALLDATA during February 2017. Prior to that, he was Executive Vice President – Store Operations, Commercial and Loss Prevention since October 2015. Previously, he held the titles Senior Vice President – Store Operations and Loss Prevention from 2014 to 2015, Senior Vice President – Store Operations and Store Development from 2012 to 2014, Senior Vice President – Store Operations from 2007 to 2012 and Vice President – Store Operations from 1998 to 2007. Prior thereto, he served in various capacities within the Company.

Philip B. Daniele, 48—Senior Vice President – Commercial, Customer Satisfaction

Philip B. Daniele was elected Senior Vice President – Commercial during November 2015. Prior to that, he was Vice President – Commercial since 2013 and Vice President – Merchandising from 2008 to 2013. Previously, he was Vice President – Store Operations from 2005 to 2008. From 1993 until 2008, Mr. Daniele served in various capacities within the Company.

Ronald B. Griffin, 63—Senior Vice President and Chief Information Officer, Customer Satisfaction

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

James C. Griffith, 52—Senior Vice President – Store Operations, Customer Satisfaction

James C. Griffith was named Senior Vice President – Store Operations in November 2015. Prior to that, he was Vice President – Store Development since October 2010 and Vice President – Store Operations since 2007. Prior thereto, he held several management positions within the Company.

William R. Hackney, 52—Senior Vice President – Merchandising, Customer Satisfaction

William R. Hackney was named Senior Vice President, Merchandising in October 2015. His career with AutoZone began in 1983, and he has held several key management roles within the Company, including Vice President – Store Operations Support and Vice President – Merchandising.

Rodney C. Halsell, 49—Senior Vice President –Supply Chain, Customer Satisfaction

Rodney C. Halsell was named Senior Vice President – Supply Chain during October 2015. Prior to that, he was Vice President – Distribution since 2005. From 1985 to 2005, he held several management positions and served in various capacities within the Company.

Charlie Pleas, III, 52—Senior Vice President and Controller, Customer Satisfaction

Charlie Pleas, III, was elected Senior Vice President and Controller during 2007. Prior to that, he was Vice President and Controller since 2003. Previously, he was Vice President – Accounting since 2000, and Director of General Accounting since 1996. Prior to joining AutoZone, Mr. Pleas was a Division Controller with Fleming Companies, Inc. where he served in various capacities since 1988. Mr. Pleas is a member of the Board of Directors for Kirkland’s Inc.

Albert Saltiel, 53—Senior Vice President – Marketing and E-Commerce, Customer Satisfaction

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

Richard C. Smith, 53—Senior Vice President – Human Resources, Customer Satisfaction

Richard C. Smith was elected Senior Vice President – Human Resources in December 2015. He has been an AutoZoner since 1985, previously holding the position of Vice President of Stores since 1997. Prior thereto, he served in various capacities within the Company.

Kristen C. Wright, 41—Senior Vice President – General Counsel & Secretary, Customer Satisfaction

Kristen C. Wright was named Senior Vice President – General Counsel & Secretary effective January 2014. She previously held the title of Vice President – Assistant General Counsel & Assistant Secretary since January 2012. Before joining AutoZone, she was a partner with the law firm of Bass, Berry & Sims PLC.

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

If demand for our products slows, then our business may be materially adversely affected.

Demand for the products we sell may be affected by a number of factors we cannot control, including:

•	the number of older vehicles in service. Vehicles seven years old or older are generally no longer under the original vehicle manufacturers’ warranties and tend to need more maintenance and repair than newer vehicles.

•	rising energy prices. Increases in energy prices may cause our customers to defer purchases of certain of our products as they use a higher percentage of their income to pay for gasoline and other energy costs and may drive their vehicles less, resulting in less wear and tear and lower demand for repairs and maintenance.

•	the economy. In periods of declining economic conditions, consumers may defer vehicle maintenance or repair and discretionary spending. Additionally, such conditions may affect our customers’ ability to obtain credit. During periods of expansionary economic conditions, more of our DIY customers may pay others to repair and maintain their vehicles instead of working on their own vehicles, or they may purchase new vehicles.

•	the weather. Mild weather conditions may lower the failure rates of automotive parts, while wet conditions may cause our customers to defer maintenance and repair on their vehicles. Extremely hot or cold conditions may enhance demand for our products due to increased failure rates of our customers’ automotive parts.

•	technological advances. Advances in automotive technology and parts design can result in cars needing maintenance less frequently and parts lasting longer.

For the long term, demand for our products may be affected by:

•	the number of miles vehicles are driven annually. Higher vehicle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices and other factors.

•	the quality of the vehicles manufactured by the original vehicle manufacturers and the length of the warranties or maintenance offered on new vehicles.

•	restrictions on access to telematics and diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation, which may cause vehicle owners to rely on dealers to perform maintenance and repairs.

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

Our competitors include national, regional and local auto parts chains, independently owned parts stores, online automotive parts stores or marketplaces, wholesale distributors, jobbers, repair shops, car washes and auto dealers, in addition to discount and mass merchandise stores, hardware stores, supermarkets, drugstores, convenience stores, home stores, and other retailers that sell aftermarket vehicle parts and supplies, chemicals, accessories, tools and maintenance parts. Although we believe we compete effectively on the basis of customer service, including the knowledge and expertise of our AutoZoners; merchandise quality, selection and availability; product warranty; store layout, location and convenience; price; and the strength of our AutoZone brand name, trademarks and service marks, some of our competitors may gain competitive advantages, such as greater financial and marketing resources allowing them to sell automotive products at lower prices, larger stores with more merchandise, longer operating histories, more frequent customer visits and more effective advertising. Online and multi-channel retailers often focus on delivery services, offering customers faster, guaranteed delivery times and low-price or free shipping. Some online businesses have lower operating costs than we do and may not be required to collect and remit sales taxes in all U.S. states, which may negatively impact our ability to be price-competitive on a tax-included basis. In addition, because our business strategy is based on offering superior levels of customer service to complement the products we offer, our cost structure is higher than some of our competitors, which also puts pressure on our margins.

Consumers are embracing shopping online and through mobile commerce applications. With the increasing use of digital tools and social media, and our competitors’ increased focus on optimizing customers’ online experience, our customers are quickly able to compare prices, product assortment, and feedback from other customers before purchasing our products either online, in the physical stores, or through a combination of both offerings. We believe that we compete effectively on the basis of merchandise availability as a result of investments in inventory available for immediate sale, the development of a robust hub and mega hub distribution network providing efficient access to obtain products required on-demand, options to order products online or by telephone and pick them up in stores and options for special orders directly from our vendors. We also offer hassle-free returns to our customers. In addition, we believe that customers value the personal interaction with a salesperson that is qualified to offer trustworthy advice and provide other free services such as parts testing.

We also utilize promotions, advertising and our loyalty programs to drive customer traffic and compete more effectively, and we must regularly assess and adjust our efforts to address changes in the competitive marketplace. If we are unable to continue to manage readily-available inventory demand and competitive delivery options as well as develop successful competitive strategies, including the maintenance of effective promotions, advertising and loyalty card programs, or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.

We may not be able to sustain our historic rate of sales growth.

We have increased our location count in the past five fiscal years, growing from 5,006 locations at August 25, 2012, to 6,029 locations at August 26, 2017, an average location increase per year of 4%. Additionally, we have increased annual revenues in the past five fiscal years from $8.604 billion in fiscal 2012 to $10.889 billion in fiscal 2017, an average increase per year of 5%. Annual revenue growth is driven by the opening of new locations, the development of new commercial programs and increases in same store sales. We open new locations only after evaluating customer buying trends and market demand/needs, all of which could be adversely affected by persistent unemployment, wage cuts, small business failures and microeconomic conditions unique to the automotive industry. Same store sales are impacted both by customer demand levels and by the prices we are able to charge for our products, which can also be negatively impacted by the economic pressures mentioned above. We cannot provide any assurance that we will continue to open locations at historical rates or continue to achieve increases in same store sales.

Consolidation among our competitors may negatively impact our business.

Historically some of our competitors have merged. Consolidation among our competitors could enhance their market share and financial position, provide them with the ability to achieve better purchasing terms and provide more competitive prices to customers for whom we compete, and allow them to utilize merger synergies and cost savings to increase advertising and marketing budgets to more effectively compete for customers. Consolidation by our competitors could also increase their access to local market parts assortment.

These consolidated competitors could take sales volume away from us in certain markets, could achieve greater market penetration, could cause us to change our pricing with a negative impact on our margins or could cause us to spend more money to maintain customers or seek new customers, all of which could negatively impact our business.

If we cannot profitably increase our market share in the commercial auto parts business, our sales growth may be limited.

Although we are one of the largest sellers of auto parts in the commercial market, we must effectively compete against national and regional auto parts chains, independently owned parts stores, wholesalers and jobbers in order to increase our commercial market share. Although we believe we compete effectively in the commercial market on the basis of customer service, merchandise quality, selection and availability, price, product warranty, distribution locations, and the strength of our AutoZone brand name, trademarks and service marks, some automotive aftermarket participants have been in business for substantially longer periods of time than we have, and as a result have developed long-term customer relationships and have large available inventories. If we are unable to profitably develop new commercial customers, our sales growth may be limited.

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

Moreover, significant deterioration in the financial condition of large financial institutions during the Great Recession resulted in a severe loss of liquidity and availability of credit in global credit markets and in more stringent borrowing terms. During brief time intervals, there was limited liquidity in the commercial paper markets, resulting in an absence of commercial paper buyers and extraordinarily high interest rates. We can provide no assurance that such similar events that occurred during the Great Recession will not occur again in the foreseeable future. Conditions and events in the global credit markets could have a material adverse effect on our access to short-term and long-term debt and the terms and cost of that debt.

Significant changes in macroeconomic and geo-political factors could adversely affect our financial condition and results of operations.

Macroeconomic conditions impact both our customers and our suppliers. Job growth in the U.S. was stagnated and unemployment was at historically high levels during the Great Recession; however, in recent years, the unemployment rate has improved to pre-recession levels. Moreover, the United States government continues to operate under historically large deficits and debt burden. Continued distress in global credit markets, business failures, inflation, foreign exchange rate fluctuations, significant geo-political conflicts, continued volatility in energy prices and other factors continue to affect the global economy. Moreover, rising energy prices could impact our merchandise distribution, commercial delivery, utility and product costs. Over the short term, such factors could positively impact our business. Over a longer period of time, all of these macroeconomic and geo-political conditions could adversely affect our sales growth, margins and overhead, which could adversely affect our financial condition and operations.

Our business depends upon hiring and retaining qualified employees.

We believe that much of our brand value lies in the quality of the more than 87,000 AutoZoners employed in our stores, distribution centers, store support centers, ALLDATA, AutoAnything and IMC. Our workforce costs represent our largest operating expense, and our business is subject to employment laws and regulations, including requirements related to minimum wage and benefits. In addition, the implementation of potential regulatory changes relating to overtime exemptions and benefits for certain employees under federal and state laws could result in increased labor costs to our business and negatively impact our operating results. We cannot be assured that we can continue to hire and retain qualified employees at current wage rates since we operate in a competitive labor market and there is a risk of market increases in compensation.

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

We directly imported approximately 10% of our purchases in fiscal 2017, but many of our domestic vendors directly import their products or components of their products. Disruptions in the price or flow of these goods for any reason, such as political unrest or acts of war, currency fluctuations, disruptions in maritime lanes, port labor disputes and economic conditions and instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our standards, issues with labor practices of our suppliers or labor problems they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials to suppliers, increased import duties, merchandise quality or safety issues, transport availability and cost, increases in wage rates and taxes, transport security, inflation and other factors relating to the suppliers and the countries in which they are located or from which they import, are beyond our control and could adversely affect our operations and profitability. In addition, the United States’ foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade and port labor agreements are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our business and financial performance. As we increase our imports of merchandise from foreign vendors, the risks associated with these imports will also increase.

Our ability to grow depends in part on new location openings, existing location remodels and expansions and effective utilization of our existing supply chain and hub network.

Our continued growth and success will depend in part on our ability to open and operate new locations and expand and remodel existing locations to meet customers’ needs on a timely and profitable basis. Accomplishing our new and existing location expansion goals will depend upon a number of factors, including the ability to partner with developers and landlords to obtain suitable sites for new and expanded locations at acceptable costs, the hiring and training of qualified personnel and the integration of new locations into existing operations. There can be no assurance we will be able to achieve our location expansion goals, manage our growth effectively, successfully integrate the planned new locations into our operations or operate our new, remodeled and expanded locations profitably.

In addition, we extensively utilize our hub network, our supply chain and logistics management techniques to efficiently stock our locations. We have made, and plan to continue to make, significant investments in our supply chain to improve our ability to provide the best parts at the right price and to meet consumer product needs. If we fail to effectively utilize our existing hubs and/or supply chains or if our investments in our supply chain initiatives, including directly sourcing some products from outside the United States, do not provide the anticipated benefits, we could experience sub-optimal inventory levels in our locations or increases in our operating costs, which could adversely affect our sales volume and/or our margins.

Our failure to protect our reputation could have a material adverse effect on our brand name and profitability.

We believe our continued strong sales growth is driven in significant part by our brand name. The value in our brand name and its continued effectiveness in driving our sales growth are dependent to a significant degree on our ability to maintain our reputation for safety, high product quality, friendliness, service, trustworthy advice, integrity and business ethics. Any negative publicity about these areas could damage our reputation and may result in reduced demand for our merchandise. The increasing use of technology also poses a risk as customers are able to quickly compare products and prices and use social media to provide feedback in a manner that is rapidly and broadly dispersed. Our reputation could be impacted if customers have a bad experience and share it over social media.

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

The various risks we face in our U.S. operations generally also exist when conducting operations in and sourcing products and materials from outside of the U.S., in addition to the unique costs, risks and difficulties of managing international operations. Our expansion into international markets may be adversely affected by local laws and customs, U.S. laws applicable to foreign operations, and political and socio-economic conditions.

Risks inherent in international operations also include potential adverse tax consequences, potential changes to trade policies and trade agreements, compliance with the Foreign Corrupt Practices Act and local anti-bribery and anti-corruption laws, greater difficulty in enforcing intellectual property rights, challenges to identify and gain access to local suppliers, and possibly misjudging the response of consumers in foreign countries to our product assortment and marketing strategy.

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

Failure to protect or effectively respond to a breach of the privacy and security of customers’, suppliers’, AutoZoners’ or Company information could damage our reputation, subject us to litigation, and cause us to incur substantial costs.

Our business, like that of most retailers and distributors, involves the receipt, storage and transmission of personal information about our customers, suppliers and AutoZoners, some of which is entrusted to third-party service providers and vendors. Failure to protect the security of our customers’, suppliers’, employees’ and company information could subject us to costly regulatory enforcement actions, expose us to litigation and impair our reputation, which may have a negative impact on our sales. While we and our third-party service providers and vendors take significant steps to protect customer, supplier, employee and other confidential information, including maintaining compliance with payment card industry standards, these security measures may be breached in the future due to cyber-attack, employee error, system compromises, fraud, trickery, hacking or other intentional or unintentional acts, and unauthorized parties may obtain access to this data. Failure to effectively respond to system compromises may undermine our security measures. The methods used to obtain unauthorized access are constantly evolving, and may be difficult to anticipate or detect for long periods of time. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, compliance with these requirements could also result in significant additional costs.

We accept payments using a variety of methods, including cash, checks, credit, debit and gift cards, and we may offer new payment options over time, which may have information security risk implications. As a retailer accepting debit and credit cards for payment, we are subject to various industry data protection standards and protocols, such as the American National Standards Institute encryption standards and payment network security operating guidelines and Payment Card Industry Data Security Standard. Even though we comply with these standards and protocols and other information security measures, we cannot be certain that the security measures we maintain to protect all of our information technology systems are able to prevent, contain or detect any cyber-attacks, cyber terrorism, or security breaches from known cyber-attacks or malware that may be developed in the future. To the extent that any cyber-attack or incursion in our or one of our third-party service provider’s information systems results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card networks and others. In certain circumstances, payment card association rules and obligations to which we are subject under our contracts with payment card processors make us liable to payment card issuers if information in connection with payment cards and payment card transactions that we hold is compromised, which liabilities could be substantial. In addition, the cost of complying with stricter and more complex data privacy, data collection and information security laws and standards could be significant to us.

We rely heavily on our information technology systems for our key business processes. Any failure or interruption in these systems could have a material adverse impact on our business.

We rely extensively on our information technology systems, some of which are managed or provided by third-party service providers, to manage inventory, communicate with customers, process transactions and summarize results. Our systems and the third-party systems we rely on are subject to damage or interruption from power outages, telecommunications failures, computer viruses, security breaches, malicious cyber-attacks, catastrophic events, and design or usage errors by our AutoZoners, contractors or third-party service providers. Although we and our third-party service providers work diligently to maintain our respective systems, we may not be successful in doing so.

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

War or acts of terrorism, political unrest, unusual weather conditions, hurricanes, tornadoes, windstorms, fires, earthquakes, floods and other natural or other disasters or the threat of any of them, may result in certain of our locations being closed for a period of time or permanently or have a negative impact on our ability to obtain merchandise available for sale in our locations. Some of our merchandise is imported from other countries. If imported goods become difficult or impossible to bring into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be negatively affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table reflects the square footage and number of leased and owned properties for our AutoZone stores as of August 26, 2017:

	No. of AZ Stores	AZ Store Square Footage
Leased	3,115	20,177,795
Owned	2,888	19,506,505

Total	6,003	39,684,300

We have approximately 5.3 million square feet in distribution centers servicing our AutoZone stores, of which approximately 1.8 million square feet is leased and the remainder is owned. Our 11 AutoZone distribution centers are located in Arizona, California, Georgia, Illinois, Ohio, Pennsylvania, Tennessee, Texas, Washington and two in Mexico. We currently have one additional domestic distribution center under development. Of our 26 IMC branches, 25 branches, consisting of 854,804 square feet, are leased, and one branch, consisting of approximately 23 thousand square feet, is owned. Our primary store support center is located in Memphis, Tennessee, and consists of approximately 260,000 square feet. We also have three additional AutoZone store support centers located in Monterrey, Mexico; Chihuahua, Mexico and Sao Paulo, Brazil, and an IMC branch support center located in Canoga Park, California. The ALLDATA headquarters in Elk Grove, California and the AutoAnything headquarters space in San Diego, California are leased, and we also own or lease other properties that are not material in the aggregate.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “AZO.” On October 23, 2017, there were 2,347 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.

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

The following table sets forth the high and low sales prices per share of common stock, as reported by the New York Stock Exchange, for the periods indicated:

	Price Range of Common Stock
	High	Low
Fiscal Year ended August 26, 2017:
Fourth quarter	$709.98	$493.15
Third quarter	$741.05	$682.99
Second quarter	$809.87	$714.99
First quarter	$779.61	$722.44
Fiscal Year Ended August 27, 2016:
Fourth quarter	$815.98	$742.08
Third quarter	$805.40	$748.51
Second quarter	$796.09	$695.46
First quarter	$797.29	$714.37

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on March 21, 2017, to increase the repurchase authorization by $750 million bringing total value of authorized share repurchases to $18.65 billion.

Shares of common stock repurchased by the Company during the quarter ended August 26, 2017, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
May 7, 2017, to June 3, 2017	131,400	$689.21	131,400	$960,606,233
June 4, 2017, to July 1, 2017	187,136	597.99	187,136	848,701,210
July 2, 2017, to July 29, 2017	—	—	—	848,701,210
July 30, 2017, to August 26, 2017	47,118	530.57	47,118	823,701,893

Total	365,654	$622.08	365,654	$823,701,893

The Company also repurchased, at market value, an additional 12,455 shares in fiscal 2017, 12,460 shares in fiscal 2016, and 15,594 shares in fiscal 2015 from employees electing to sell their stock under the Company’s Sixth Amended and Restated Employee Stock Purchase Plan (the “Employee Plan”), qualified under Section 423 of the Internal Revenue Code, under which all eligible employees may purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the Employee Plan, 14,205 shares were sold to employees in fiscal 2017, 12,662 shares in fiscal 2016, and 14,222 shares were sold to employees in fiscal 2015. At August 26, 2017, 178,300 shares of common stock were reserved for future issuance under the Employee Plan.

Once executives have reached the maximum purchases under the Employee Plan, the Fifth Amended and Restated Executive Stock Purchase Plan (the “Executive Plan”) permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases by executives under the Executive Plan were 1,865 shares in fiscal 2017, 1,943 shares in fiscal 2016, and 2,229 shares in fiscal 2015. At August 26, 2017, 239,888 shares of common stock were reserved for future issuance under the Executive Plan.

Stock Performance Graph

The graph below presents changes in the value of AutoZone’s stock as compared to Standard & Poor’s 500 Composite Index (“S&P 500”) and to Standard & Poor’s Retail Index (“S&P Retail Index”) for the five-year period beginning August 25, 2012 and ending August 26, 2017.

Item 6. Selected Financial Data

(in thousands, except per share data, same store sales and selected	Fiscal Year Ended August
operating data)	2017	2016	2015	2014	2013(1)
Income Statement Data
Net sales	$10,888,676	$10,635,676	$10,187,340	$9,475,313	$9,147,530
Cost of sales, including warehouse and delivery expenses	5,149,056	5,026,940	4,860,309	4,540,406	4,406,595

Gross profit	5,739,620	5,608,736	5,327,031	4,934,907	4,740,935
Operating, selling, general and administrative expenses	3,659,551	3,548,341	3,373,980	3,104,684	2,967,837

Operating profit	2,080,069	2,060,395	1,953,051	1,830,223	1,773,098
Interest expense, net	154,580	147,681	150,439	167,509	185,415

Income before income taxes	1,925,489	1,912,714	1,802,612	1,662,714	1,587,683
Income tax expense(2)	644,620	671,707	642,371	592,970	571,203

Net income(2)	$1,280,869	$1,241,007	$1,160,241	$1,069,744	$1,016,480

Diluted earnings per share(2)	$44.07	$40.70	$36.03	$31.57	$27.79

Weighted average shares for diluted earnings per share(2)	29,065	30,488	32,206	33,882	36,581

Adjusted diluted earnings per share(2)	$43.26	$40.70	$36.03	$31.57	$27.79

Same Store Sales
Increase in domestic comparable store net sales(3)	0.5%	2.4%	3.8%	2.8%	0.0%
Balance Sheet Data
Current assets	$4,611,255	$4,239,573	$3,970,294	$3,580,612	$3,278,013
Working capital (deficit)	(155,046)	(450,747)	(742,579)	(960,482)	(891,137)
Total assets	9,259,781	8,599,787	8,102,349	7,497,163	6,869,167
Current liabilities	4,766,301	4,690,320	4,712,873	4,541,094	4,169,150
Debt	5,081,238	4,924,119	4,624,876	4,323,106	4,164,078
Long-term capital leases	102,322	102,451	87,639	83,098	73,925
Stockholders’ (deficit)	(1,428,377)	(1,787,538)	(1,701,390)	(1,621,857)	(1,687,319)
Selected Operating Data
Number of locations at beginning of year	5,814	5,609	5,391	5,201	5,006
Acquired locations(4)	—	—	17	—	—
New locations	215	205	202	190	197
Closed locations	—	—	1	—	2

Net new locations	215	205	201	190	195

Relocated locations	5	6	5	8	11

Number of locations at end of year	6,029	5,814	5,609	5,391	5,201

AutoZone domestic commercial programs	4,592	4,390	4,141	3,845	3,421
Inventory per location (in thousands)	$644	$625	$610	$582	$550
Total AutoZone store square footage (in thousands)	39,684	38,198	36,815	35,424	34,076
Average square footage per AutoZone store	6,611	6,600	6,587	6,571	6,552
Increase in AutoZone store square footage	3.9%	3.8%	3.9%	4.0%	4.2%
Average net sales per AutoZone store (in thousands)	$1,756	$1,773	$1,761	$1,724	$1,736
Net sales per AutoZone store square foot	$266	$269	$268	$263	$265
Total employees at end of year (in thousands)	87	84	81	76	71
Inventory turnover(5)	1.4x	1.4x	1.4x	1.5x	1.6x
Accounts payable to inventory ratio	107.4%	112.8%	112.9%	114.9%	115.6%
After-tax return on invested capital(6)	29.9%	31.3%	31.2%	32.1%	32.9%
Adjusted debt to EBITDAR(7)	2.6	2.5	2.5	2.5	2.5
Net cash provided by operating activities (in thousands)(2)	$1,570,612	$1,641,060	$1,573,018	$1,365,005	$1,481,763
Cash flow before share repurchases and changes in debt (in thousands)(8)	$1,017,585	$1,166,987	$1,018,440	$924,706	$1,007,761
Share repurchases (in thousands)	$1,071,649	$1,452,462	$1,271,416	$1,099,212	$1,387,315
Number of shares repurchased (in thousands)	1,495	1,903	2,010	2,232	3,511

(1)	The fiscal year ended August 31, 2013 consisted of 53 weeks.
(2)

As described in the consolidated financial statements and notes, thereto, we have adopted the provisions of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting, as of August 28, 2016. The ASU simplifies several aspects of accounting for share-based payments transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. We have applied the amendment requiring recognition of excess tax deficiencies and tax benefits in the income statement, prospectively. Prior period income tax expense, net income and diluted earnings per share amounts were not restated. The adoption of the new standard increased diluted earnings per share for fiscal 2017 by $0.81, driven by a lower effective tax rate of 162 basis points, partially offset by a change to the dilutive outstanding shares calculation. Excluding the impact of excess tax benefits from option exercises, adjusted diluted earnings per share was $43.26. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have applied the amendment relating to the presentation of the excess tax benefits on the Consolidated Statements of Cash Flows retrospectively. Prior period amounts for net cash provided by operating activities for all years presented above were restated to conform to the current period presentation.
(3)	The domestic comparable sales increases are based on sales for all AutoZone domestic stores open at least one year. Relocated stores are included in the same store sales computation based on the year the original store was opened. Closed store sales are included in the same store sales computation up to the week it closes, and excluded from the computation for all periods subsequent to closing. All sales through our www.autozone.com website, including consumer direct ship-to-home sales, are also included in the computation.
(4)	17 IMC branches acquired on September 27, 2014.
(5)	Inventory turnover is calculated as cost of sales divided by the average merchandise inventory balance over the trailing 5 quarters.
(6)	After-tax return on invested capital is defined as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(7)	Adjusted debt to EBITDAR is defined as the sum of total debt, capital lease obligations and annual rents times six; divided by net income plus interest, taxes, depreciation, amortization, rent and share-based compensation expense. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(8)	Cash flow before share repurchases and changes in debt is defined as the change in cash and cash equivalents less the change in debt plus treasury stock purchases. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at August 26, 2017, operated 5,465 AutoZone stores in the United States, including Puerto Rico; 524 stores in Mexico; 14 stores in Brazil; and 26 IMC branches. Each AutoZone store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 26, 2017, in 4,592 of our domestic AutoZone stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in AutoZone stores in Mexico and Brazil. IMC branches carry an extensive line of original equipment quality import replacement parts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and accessories, performance and replacement parts through www.autoanything.com, and our commercial customers can make purchases through www.autozonepro.com and www.imcparts.net. We do not derive revenue from automotive repair or installation services.

Executive Summary

For fiscal 2017, we achieved record net income of $1.281 billion, a 3.2% increase over the prior year, and sales growth of $253.0 million, a 2.4% increase over the prior year. Both our retail sales and commercial sales grew this past year, as we continue to make progress on our initiatives that are aimed at improving our ability to say yes to our customers more frequently, drive traffic to our stores and accelerate our commercial growth.

Our business is impacted by various factors within the economy that affect both our consumer and our industry, including but not limited to fuel costs, wage rates, and other economic conditions. Given the nature of these macroeconomic factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

One macroeconomic factor affecting our customers and our industry during fiscal 2017 was gas prices. During fiscal 2017, the average price per gallon of unleaded gasoline in the United States was $2.31 per gallon, compared to $2.14 per gallon during fiscal 2016. We believe fluctuations in gas prices impact our customers’ level of disposable income. With approximately 12 billion gallons of unleaded gas consumption each month across the U.S., each $1 increase at the pump reduces approximately $12 billion of additional spending capacity to consumers each month. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

We have also experienced accelerated pressure on wages in the United States during fiscal 2017. Some of this is attributed to regulatory changes in certain states and municipalities, while the larger portion is being driven by general market pressures with lower unemployment rates and some specific actions taken in recent years by other retailers. The regulatory changes are going to continue, as evidenced by the areas that have passed legislation to increase their wages substantially over the next few years, but we are still assessing to what degree these changes will impact our earnings growth in future periods.

During fiscal 2017, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 84% of total sales, with failure related categories continuing to be our largest set of categories. While we have not experienced any fundamental shifts in our category sales mix as compared to previous years, in our domestic stores we did experience a slight increase in mix of sales of the failure category as compared to last year. We believe the improvement in this sales category was driven by differences in regional weather patterns and improved merchandise assortments due to the products we have added over the last year. Our sales mix can be impacted by severe or unusual weather over a short term period. Over the long term, we believe the impact of the weather on our sales mix is not significant.

Our primary response to fluctuations in the demand for the products we sell is to adjust our advertising message, store staffing, and product assortment. In recent years, we initiated a variety of strategic tests focused on increasing inventory availability in our domestic stores. As part of those tests, we closely studied our hub distribution model, store inventory levels and product assortment, which led to strategic tests on increased frequency of delivery to our domestic stores and significantly expanding parts and assortment in select domestic stores we call mega hubs. During fiscal 2015, we concluded our tests on these specific new concepts. During fiscal 2016 and most of fiscal 2017, we continued the implementation of more frequent deliveries from our distribution centers to additional domestic stores and the execution of our mega hub strategy. In the fourth quarter of fiscal 2017, however, we made substantial changes to test different scenarios to determine the optimal approach around increased delivery frequency. We expect to conclude this test in fiscal 2018.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road.

Miles Driven

We believe that as the number of miles driven increases, consumers’ vehicles are more likely to need service and maintenance, resulting in an increase in the need for automotive hard parts and maintenance items. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen certain time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. Since the beginning of the fiscal year and through June 2017 (latest publicly available information), miles driven in the U.S. increased by 1.2% compared to the same period in the prior year.

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

According to the latest data provided by the Auto Care Association, as of January 1, 2017, the average age of vehicles on the road is 11.7 years as compared to 11.6 years as of January 1, 2016. Although the average age of vehicles continues to increase, it is increasing at a decelerated rate primarily driven by the improvement in new car sales in recent years. However, in the near term, we expect the aging vehicle population to continue to increase as consumers keep their cars longer in an effort to save money. As the number of seven year old or older vehicles on the road increases, we expect an increase in demand for the products we sell.

Results of Operations

Fiscal 2017 Compared with Fiscal 2016

For the fiscal year ended August 26, 2017, we reported net sales of $10.889 billion compared with $10.636 billion for the year ended August 27, 2016, a 2.4% increase from fiscal 2016. This growth was driven primarily by net sales of $172.5 million from new domestic AutoZone stores and domestic same store sales increase of 0.5%. Domestic commercial sales increased $110.9 million, or 5.7%, over domestic commercial sales for fiscal 2016.

At August 26, 2017, we operated 5,465 domestic AutoZone stores, 524 in Mexico, 14 in Brazil, and 26 IMC branches compared with 5,297 domestic AutoZone stores, 483 in Mexico, eight in Brazil, and 26 IMC branches at August 27, 2016. We reported a total auto parts (domestic, Mexico, Brazil, and IMC) sales increase of 2.6% for fiscal 2017.

Gross profit for fiscal 2017 was $5.740 billion, or 52.7% of net sales, a 2 basis point decrease compared with $5.609 billion, or 52.7% of net sales for fiscal 2016. The slight decline in gross margin was attributable to higher supply chain costs (-20 basis points) associated with current year inventory initiatives, partially offset by higher merchandise margins.

Operating, selling, general and administrative expenses for fiscal 2017 increased to $3.660 billion, or 33.6% of net sales, from $3.548 billion, or 33.4% of net sales for fiscal 2016. The increase in operating expenses, as a percentage of sales, was primarily due to deleverage on occupancy costs (-23 basis points) and domestic store payroll driven by higher wage pressure.

Interest expense, net for fiscal 2017 was $154.6 million compared with $147.7 million during fiscal 2016. This increase was primarily due to higher borrowing levels and borrowing rates. Average borrowings for fiscal 2017 were $5.070 billion, compared with $4.860 billion for fiscal 2016, and weighted average borrowing rates were 2.8% for fiscal 2017, compared to 2.7% for fiscal 2016.

Our effective income tax rate was 33.5% of pre-tax income for fiscal 2017 compared to 35.1% for fiscal 2016. The decrease in the tax rate was primarily due to the Company’s adoption of the new accounting guidance for share-based payments, which lowered the effective tax rate by 162 basis points.

Net income for fiscal 2017 increased by 3.2% to $1.281 billion, and diluted earnings per share increased 8.3% to $44.07 from $40.70 in fiscal 2016. The Company’s adoption of the new accounting guidance for share-based payments increased earnings per share by $0.81, driven by a lower effective tax rate of 162 basis points, (a $1.08 benefit to earnings per share), partially offset by a change to the dilutive outstanding shares calculations (a $0.27 reduction to earnings per share). Excluding the $0.81 net benefit for the year from the adoption of this new standard, adjusted diluted earnings per share increased 6.3% to $43.26. We believe that adjusted diluted earnings per share provides us with an understanding of the results from the primary operations of our business by excluding the tax effects of option exercise activity. We use adjusted diluted earnings per share to evaluate period-over-period operating performance because we believe it provides a more comparable measure of our continuing business by adjusting for items that are not reflective of the normal earnings of our business. This measure may be useful to an investor in evaluating the underlying operating performance of our business. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

The impact of the fiscal 2017 stock repurchases on diluted earnings per share in fiscal 2017 was an increase of approximately $1.03.

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

At August 27, 2016, we operated 5,297 domestic AutoZone stores, 483 in Mexico, eight in Brazil and 26 IMC branches compared with 5,141 domestic AutoZone stores, 441 in Mexico, seven in Brazil and 20 IMC branches at August 29, 2015. We reported a total auto parts (domestic, Mexico, Brazil and IMC) sales increase of 4.4% for fiscal 2016.

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

Seasonality and Quarterly Periods

Our business is somewhat seasonal in nature, with the highest sales typically occurring in the spring and summer months of February through September, in which average weekly per-store sales historically have been about 15% to 20% higher than in the slower months of December and January. During short periods of time, a store’s sales can be affected by weather conditions. Extremely hot or extremely cold weather may enhance sales by causing parts to fail; thereby increasing sales of seasonal products. Mild or rainy weather tends to soften sales, as parts failure rates are lower in mild weather and elective maintenance is deferred during periods of rainy weather. Over the longer term, the effects of weather balance out, as we have locations throughout the United States, Puerto Rico, Mexico and Brazil.

Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consisted of 16 weeks in 2017, 2016 and 2015. Because the fourth quarter contains seasonally high sales volume and consists of 16 weeks, compared with 12 weeks for each of the first three quarters, our fourth quarter represents a disproportionate share of the annual net sales and net income. The fourth quarter of fiscal year 2017 represented 32.3% of annual sales and 33.9% of net income; the fourth quarter of fiscal year 2016 represented 32.0% of annual sales and 34.4% of net income; and the fourth quarter of fiscal 2015 represented 32.3% of annual sales and 34.6% of net income.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. Net cash provided by operating activities was $1.571 billion in 2017, $1.641 billion in 2016, and $1.573 billion in fiscal 2015. Cash flows from operations are unfavorable compared to last year primarily due to timing of payment of accounts payable and accrued expenses, partially offset by growth in net income and a decrease in pension contributions.

Our primary capital requirement has been the funding of our continued new-location development program and the building of new distribution centers. From the beginning of fiscal 2015 to August 26, 2017, we have opened 622 new locations. We opened two distribution centers in fiscal 2017 and currently have one additional distribution center under development. Net cash flows used in investing activities were $553.6 million in fiscal 2017, compared to $505.8 million in fiscal 2016 and $567.9 million in fiscal 2015. We invested $553.8 million in capital assets in fiscal 2017, compared to $488.8 million in fiscal 2016 and $480.6 million in fiscal 2015. The increase in capital expenditures during this time was primarily attributable to the building of the new distribution centers and increased investment in our existing locations. We had new location openings of 215 for fiscal 2017, 205 for fiscal 2016, and 202 for fiscal 2015. Cash flows used in the acquisition of IMC were $75.7 million in fiscal 2015. Cash flows were also used in the purchase of other intangibles for $10 million in each of fiscal 2016 and fiscal 2015. We invest a portion of our assets held by our wholly owned insurance captive in marketable securities. We purchased $85.7 million in marketable securities in fiscal 2017, $130.2 million in fiscal 2016 and $49.7 million in fiscal 2015. We had proceeds from the sale of marketable securities of $83.0 million in fiscal 2017, $120.5 million in fiscal 2016 and $46.4 million in fiscal 2015.

Net cash used in financing activities was $914.3 million in 2017, $1.117 billion in 2016 and $944.6 million in fiscal 2015. The net cash used in financing activities reflected purchases of treasury stock which totaled $1.072 billion for fiscal 2017, $1.452 billion for fiscal 2016 and $1.271 billion for fiscal 2015. The treasury stock purchases in fiscal 2017, 2016 and 2015 were primarily funded by cash flows from operations and by increases in debt levels. Proceeds from issuance of debt were $600 million for fiscal 2017 and $650 million for each of fiscal 2016 and 2015. In fiscal 2017, the proceeds from the issuance of debt were used for the repayment of a portion of our outstanding commercial paper borrowings, which were used to repay the $400 million Senior Notes due in January 2017. In fiscal 2016, the proceeds from the issuance of debt were used for general corporate purposes, including for working capital requirements, capital expenditures, store openings and stock repurchases. In fiscal 2015, the proceeds from the issuance of debt were used for the repayment of a portion of our outstanding commercial paper borrowings, which were used to repay the $500 million 5.750% Senior Notes due January 2015 and for the acquisition of IMC. We used commercial paper borrowings to repay the $300 million Senior Notes due in November 2015 and the $200 million Senior Notes due in June 2016. In 2017, we made net repayments of commercial paper and short-term borrowings in the amount of $42.4 million. Net proceeds from the issuance of commercial paper and short-term borrowings for fiscal 2016 and 2015 were $149.9 million and $153.8 million, respectively.

During fiscal 2018, we expect to invest in our business at a decreased rate as compared to fiscal 2017, as fiscal 2017 included significant investment for the building of new distribution centers. Our investments are expected to be directed primarily to new locations, supply chain infrastructure, enhancements to existing locations and investments in technology. The amount of our investments in our new locations is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States, Mexico or Brazil, or located in urban or rural areas. During fiscal 2017, 2016 and 2015, our capital expenditures have increased by approximately 13%, 2%, and 10%, respectively, as compared to the prior year.

In addition to the building and land costs, our new locations require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate. In recent years, we initiated a variety of strategic tests focused on increasing inventory availability, which increased our inventory per location. Many of our vendors have supported our initiative to update our product assortments by providing extended payment terms. These extended payment terms have allowed us to continue our high accounts payable to inventory ratio. We had an accounts payable to inventory ratio of 107.4% at August 26, 2017, 112.8% at August 27, 2016, and 112.9% at August 29, 2015. The decrease from fiscal 2016 to fiscal 2017 was due to inventory growth and slowing inventory turns.

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

Our cash balances are held in various locations around the world. As of August 26, 2017, and August 27, 2016, cash and cash equivalents of $148.4 million and $78.1 million, respectively, were held outside of the U.S. and were generally utilized to support liquidity needs in our foreign operations. We intend to continue to permanently reinvest the cash held outside of the U.S. in our foreign operations.

For the fiscal year ended August 26, 2017, our after-tax return on invested capital (“ROIC”) was 29.9% as compared to 31.3% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). The decrease in ROIC is primarily due to the increase in average debt, along with the impact of recent investments in the business. Currently, these investments are diluting our return metrics. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

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

As of August 26, 2017, we had no outstanding borrowings under either of the revolving credit facilities and $3.3 million of outstanding letters of credit under the New Multi-Year Revolving Credit Agreement.

The revolving credit facility agreements require that our consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.5:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. Our consolidated interest coverage ratio as of August 26, 2017 was 6.0:1.

As of August 26, 2017, $1.155 billion of commercial paper borrowings and the $250 million 7.125% Senior Notes due August 2018 were classified as long-term in the Consolidated Balance Sheets as we have the ability and intent to refinance on a long-term basis through available capacity in our revolving credit facilities. As of August 26, 2017, we had $1.997 billion of availability under our $2.0 billion revolving credit facilities, which would allow us to replace these short-term obligations with long-term financing facilities.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $75 million. The letter of credit facility is in addition to the letters of credit that may be issued under the New Multi-Year Revolving Credit Agreement. As of August 26, 2017 we had $74.9 million in letters of credit outstanding under the letter of credit facility, which expires June 2019.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $10.4 million in letters of credit outstanding as of August 26, 2017. These letters of credit have various maturity dates and were issued on an uncommitted basis. On April 18, 2017, we issued $600 million in 3.750% Senior Notes due June 2027 under our shelf registration statement filed with the SEC on April 15, 2015 (the “2015 Shelf Registration”). The 2015 Shelf Registration allows us to sell an indeterminate amount of debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new location openings, stock repurchases and acquisitions. Proceeds from the debt issuance were used for general corporate purposes.

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

As of August 26, 2017, we were in compliance with all covenants related to our borrowing arrangements and expect to remain in compliance with those covenants in the future.

For the fiscal year ended August 26, 2017, our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.6:1 as compared to 2.5:1 as of the comparable prior year end. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based compensation expense to net income. We target our debt levels to a specified ratio of adjusted debt to

EBITDAR in order to maintain our investment grade credit ratings and believe this is important information for the management of our debt levels. To the extent EBITDAR continues to grow in future years, we expect our debt levels to increase; conversely, if EBITDAR declines, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors (the “Board”). On March 21, 2017, the Board voted to increase the authorization by $750 million to raise the cumulative share repurchase authorization from $17.9 billion to $18.65 billion. From January 1998 to August 26, 2017, we have repurchased a total of 142.3 million shares at an aggregate cost of $17.826 billion. We repurchased 1.5 million shares of common stock at an aggregate cost of $1.072 billion during fiscal 2017, 1.9 million shares of common stock at an aggregate cost of $1.452 billion during fiscal 2016, and 2.0 million shares of common stock at an aggregate cost of $1.271 billion during fiscal 2015. Considering cumulative repurchases as of August 26, 2017, we had $823.7 million remaining under the Board’s authorization to repurchase our common stock.

For the fiscal year ended August 26, 2017, cash flow before share repurchases and changes in debt was $1.018 billion as compared to $1.167 billion during the comparable prior year period. Cash flow before share repurchases and changes in debt is calculated as the net increase or decrease in cash and cash equivalents less increases in debt plus share repurchases. We use cash flow before share repurchases and changes in debt to calculate the cash flows remaining and available in an effort to increase shareholder value in the form of share repurchases. We believe this is important information regarding our allocation of available capital where we prioritize investments in the business and utilize the remaining funds to repurchase shares, while maintaining debt levels that support our investment grade credit ratings. If we allowed these funds to accumulate on our balance sheet instead of repurchasing our shares, we believe our earnings per share and stock price would be negatively impacted. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Subsequent to August 26, 2017, we have repurchased 383,165 shares of common stock at an aggregate cost of $225.8 million. Considering the cumulative repurchases subsequent to August 26, 2017, we have $597.9 million remaining under the Board’s authorization to repurchase our common stock.

Financial Commitments

The following table shows our significant contractual obligations as of August 26, 2017:

(in thousands)	Total Contractual Obligations	Payment Due by Period
		Less than 1 year	Between 1-3 years	Between 3-5 years	Over 5 years
Debt(1)	$5,105,100	$1,405,100	$250,000	$1,250,000	$2,200,000
Interest payments(2)	796,125	138,875	238,063	197,750	221,437
Operating leases(3)	2,153,180	293,826	547,305	450,640	861,409
Capital leases(4)	159,076	48,134	86,418	24,524	—
Self-insurance reserves(5)	231,079	84,756	75,195	31,320	39,808
Construction commitments	69,914	69,914	—	—	—

	$8,514,474	$2,040,605	$1,196,981	$1,954,234	$3,322,654

(1)	Debt balances represent principal maturities, excluding interest, discounts, and debt issuance costs.
(2)	Represents obligations for interest payments on long-term debt.
(3)	Operating lease obligations are inclusive of amounts accrued within deferred rent and closed store obligations reflected in our consolidated balance sheets.
(4)	Capital lease obligations include related interest.
(5)	Self-insurance reserves reflect estimates based on actuarial calculations. Although these obligations do not have scheduled maturities, the timing of future payments are predictable based upon historical patterns. Accordingly, we reflect the net present value of these obligations in our consolidated balance sheets.

We have pension obligations reflected in our consolidated balance sheets that are not reflected in the table above due to the absence of scheduled maturities and the nature of the account. During fiscal 2017, we made contributions of $17.8 million to the pension plan. We expect to make contributions of approximately $20.3 million during fiscal 2018; however a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets.

As of August 26, 2017, our defined benefit obligation associated with our pension plans is $314.7 million and our pension assets are valued at $316.3 million, resulting in a net pension asset position of $1.5 million. Amounts recorded in Accumulated other comprehensive loss are $118.9 million at August 26, 2017. The balance in Accumulated other comprehensive loss will be amortized into pension expense in the future, unless the losses are recovered in future periods through actuarial gains.

Additionally, our tax liability for uncertain tax positions, including interest and penalties, was $15.4 million at August 26, 2017. Approximately $2.6 million is classified as current liabilities and $12.8 million is classified as long-term liabilities. We did not reflect these obligations in the table above as we are unable to make an estimate of the timing of payments of the long-term liabilities due to uncertainties in the timing and amounts of the settlement of these tax positions.

Off-Balance Sheet Arrangements

The following table reflects outstanding letters of credit and surety bonds as of August 26, 2017:

(in thousands)	Total Other Commitments
Standby letters of credit	$88,633
Surety bonds	28,759

$117,392

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

Reconciliation of Non-GAAP Financial Measure: Cash Flow Before Share Repurchases and Changes in Debt

The following table reconciles net increase (decrease) in cash and cash equivalents to cash flow before share repurchases and changes in debt, which is presented in “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” :

	Fiscal Year Ended August
(in thousands)	2017	2016	2015	2014	2013(1)
Net cash provided by/(used in):
Operating activities(2)	$1,570,612	$1,641,060	$1,573,018	$1,365,005	$1,481,763
Investing activities	(553,599)	(505,835)	(567,911)	(447,968)	(527,295)
Financing activities(2)	(914,329)	(1,116,528)	(944,597)	(935,328)	(913,774)
Effect of exchange rate changes on cash	852	(4,272)	(9,686)	585	(1,596)

Net increase/(decrease) in cash and cash equivalents	$103,536	$14,425	$50,824	$(17,706)	$39,098
Less: Increase in debt, excluding deferred financing costs	157,600	299,900	303,800	156,800	418,652
Plus: Share repurchases	1,071,649	1,452,462	1,271,416	1,099,212	1,387,315

Cash flow before share repurchases and changes in debt	$1,017,585	$1,166,987	$1,018,440	$924,706	$1,007,761

(1)	The fiscal year ended August 31, 2013 consisted of 53 weeks.
(2)	As described in the consolidated financial statements and notes, thereto, we have adopted the provisions of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting, as of August 28, 2016. The ASU simplifies several aspects of accounting for share-based payments transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. We have applied the amendment relating to the presentation of the excess tax benefits on the Consolidated Statements of Cash Flows retrospectively. Prior period amounts for net cash provided by operating and financing activities for all years presented above were restated to conform to the current period presentation.

Reconciliation of Non-GAAP Financial Measure: After-tax Return on Invested Capital (“ROIC”)

The following table calculates the percentage of ROIC. ROIC is calculated as after-tax operating profit (excluding rent) divided by invested capital (which includes a factor to capitalize operating leases). The ROIC percentages are presented in “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands, except percentages)	2017	2016	2015	2014	2013(1)
Net income	$1,280,869	$1,241,007	$1,160,241	$1,069,744	$1,016,480
Adjustments:
Interest expense	154,580	147,681	150,439	167,509	185,415
Rent expense	302,928	280,490	269,458	253,813	246,340
Tax effect(2)	(153,265)	(150,288)	(149,483)	(150,412)	(155,432)

After-tax return	$1,585,112	$1,518,890	$1,430,655	$1,340,654	$1,292,803

Average debt(3)	$5,061,502	$4,820,402	$4,458,114	$4,258,796	$3,930,975
Average (deficit)(4)	(1,730,559)	(1,774,329)	(1,619,596)	(1,709,778)	(1,581,832)
Rent x 6(5)	1,817,568	1,682,940	1,616,748	1,522,878	1,478,040
Average capital lease obligations(6)	150,066	131,008	126,096	108,475	102,729

Invested capital	$5,298,577	$4,860,021	$4,581,362	$4,180,371	$3,929,912

ROIC	29.9%	31.3%	31.2%	32.1%	32.9%

(1)	The fiscal year ended August 31, 2013 consisted of 53 weeks.
(2)	The effective tax rate during fiscal 2017, 2016, 2015, 2014 and 2013 was 33.5%, 35.1%, 35.6%, 35.7% and 36.0%, respectively.
(3)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(4)	Average equity is equal to the average of our stockholders’ (deficit) measured as of the previous five quarters.
(5)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(6)	Average capital lease obligations is computed as the average of our capital lease obligations over the previous five quarters.

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

	Fiscal Year Ended August
(in thousands, except ratios)	2017	2016	2015	2014	2013(1)
Net income	$1,280,869	$1,241,007	$1,160,241	$1,069,744	$1,016,480
Add: Interest expense	154,580	147,681	150,439	167,509	185,415
Income tax expense	644,620	671,707	642,371	592,970	571,203

EBIT	2,080,069	2,060,395	1,953,051	1,830,223	1,773,098
Add: Depreciation and amortization expense	323,051	297,397	269,919	251,267	227,251
Rent expense	302,928	280,490	269,458	253,813	246,340
Share-based expense	38,244	39,825	40,995	39,390	37,307

EBITDAR	$2,744,292	$2,678,107	$2,533,423	$2,374,693	$2,283,996

Debt	$5,081,238	$4,924,119	$4,624,876	$4,323,106	$4,164,078
Capital lease obligations	150,456	147,285	128,167	119,603	106,171
Rent x 6	1,817,568	1,682,940	1,616,748	1,522,878	1,478,040

Adjusted debt	$7,049,262	$6,754,344	$6,369,791	$5,965,587	$5,748,289

Adjusted debt to EBITDAR	2.6	2.5	2.5	2.5	2.5

(1)	The fiscal year ended August 31, 2013 consisted of 53 weeks.

Reconciliation of Non-GAAP Financial Measure: Adjusted Diluted Earnings Per Share

The following table calculates the adjusted diluted earnings per share. Adjusted diluted earnings per share is calculated to exclude the impact of excess tax benefits from option exercises under the new accounting guidance for share-based payments. The adjusted diluted earnings per share amounts are presented in “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
	2017	2016	2015	2014	2013(1)
Diluted earnings per share	$44.07	$40.70	$36.03	$31.57	$27.79
Impact of excess tax benefits from option exercises	(0.81)	—	—	—	—

Adjusted diluted earnings per share	$43.26	$40.70	$36.03	$31.57	$27.79

(1)	The fiscal year ended August 31, 2013 consisted of 53 weeks.

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

Inventory Reserves and Cost of Sales

LIFO

We state our inventories at the lower of cost or market. Inventory cost has been determined using the last-in, first-out (“LIFO”) method for domestic inventories and the weighted average cost method for Mexico and Brazil inventories. Due to price deflation on our merchandise purchases, we have exhausted our LIFO reserve balance. Our policy is to not write up inventory in excess of replacement cost, which is based on average cost. The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on our merchandise purchases, was $414.9 million at August 26, 2017.

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

A 10% difference in our inventory reserves as of August 26, 2017, would have affected net income by approximately $6.7 million in fiscal 2017.

Vendor Allowances

We receive various payments and allowances from our vendors through a variety of programs and arrangements, including allowances for warranties, advertising and general promotion of vendor products. Vendor allowances are treated as a reduction of inventory, unless they are provided as a reimbursement of specific, incremental, identifiable costs incurred by the Company in selling the vendor’s products. Approximately 81% of the vendor funds received are recorded as a reduction of the cost of inventories and recognized as a reduction to cost of sales as these inventories are sold.

Based on our vendor agreements, a significant portion of vendor funding we receive is earned as we purchase inventory. Therefore, we record receivables for funding earned but not yet received as we purchase inventory. During the year, we regularly review the receivables from vendors to ensure vendors are able to meet their obligations. We generally have not recorded a reserve against these receivables as we have not experienced significant losses and typically have legal right of offset with our vendors for payments owed them. Historically, we have had write-offs less than $1 million in each of the last three years.

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

The carrying value of goodwill and indefinite-lived intangibles at August 26, 2017 and August 27, 2016 was $418.8 million with $302.6 million related to our Domestic Auto Parts reporting unit, $89.8 million relating to our AutoAnything reporting unit and $26.4 million relating to our Interamerican Motor Corporation reporting unit. No impairment charges were recognized in fiscal 2017, 2016 and 2015 as the fair value of our reporting units exceeded our carrying values. If profitability trends do not improve as projected during fiscal 2018 for our AutoAnything and Interamerican Motor Corporation reporting units, it is possible that an interim test, or our annual impairment test, may result in an impairment of these assets.

Self-Insurance Reserves

We retain a significant portion of the risks associated with workers’ compensation, employee health, general and products liability, property and vehicle liability; and we obtain third party insurance to limit the exposure related to certain of these risks. Our self-insurance reserve estimates totaled $220.5 million at August 26, 2017, and $214.4 million at August 27, 2016. This change is primarily reflective of our growing operations, including inflation, increases in health care costs, the number of vehicles and the number of hours worked, as well as our historical claims experience.

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

Management believes that the various assumptions developed and actuarial methods used to determine our self- insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management, and as a result these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents and the incidence of illness, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be overstated or understated. For instance, a 10% change in our self-insurance liability would have affected net income by approximately $14.7 million for fiscal 2017.

Our liabilities for workers’ compensation, certain general and product liability, property and vehicle claims do not have scheduled maturities; however, the timing of future payments is predictable based on historical patterns and is relied upon in determining the current portion of these liabilities. Accordingly, we reflect the net present value of the obligations we determine to be long-term using the risk-free interest rate as of the balance sheet date. If the discount rate used to calculate the present value of these reserves changed by 50 basis points, net income would have been affected by approximately $2.1 million for fiscal 2017. Our liability for health benefits is classified as current, as the historical average duration of claims is approximately six weeks.

Income Taxes

Our income tax returns are audited by state, federal and foreign tax authorities, and we are typically engaged in various tax examinations at any given time. Tax contingencies often arise due to uncertainty or differing interpretations of the application of tax rules throughout the various jurisdictions in which we operate. The contingencies are influenced by items such as tax audits, changes in tax laws, litigation, appeals and prior experience with similar tax positions. We regularly review our tax reserves for these items and assess the adequacy of the amount we have recorded. As of August 26, 2017, we had approximately $15.4 million reserved for uncertain tax positions.

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

Pension Obligation

Prior to January 1, 2003, substantially all full-time employees were covered by a qualified defined benefit pension plan. The benefits under the plan were based on years of service and the employee’s highest consecutive five-year average compensation. On January 1, 2003, the plan was frozen. Accordingly, pension plan participants will earn no new benefits under the plan formula and no new participants will join the pension plan. On January 1, 2003, our supplemental, unqualified defined benefit pension plan for certain highly compensated employees was also frozen. Accordingly, plan participants will earn no new benefits under the plan formula and no new participants will join the pension plan. As the plan benefits are frozen, the annual pension expense and recorded liabilities are not impacted by increases in future compensation levels or additional years of service, but are impacted by the use of two key assumptions in the calculation of these balances:

Expected long-term rate of return on plan assets: For the fiscal year ended August 26, 2017, we have assumed a 7.0% long-term rate of return on our plan assets. This estimate is a judgmental matter in which management considers the composition of our asset portfolio, our historical long-term investment performance and current market conditions. We review the expected long-term rate of return on an annual basis, and revise it accordingly. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our long-term strategy to manage pension cost and reduce volatility in our assets. In January 2017, our Investment Committee approved a revised asset allocation target for the investments held by the pension plan. Based on the revised asset allocation target, the expected long-term rate of return on plan assets changed from 7.0% for the year ended August 26, 2017, to 6.0% for the year ending August 25, 2018. At August 26, 2017, our plan assets totaled $316.3 million in our qualified plan. Our assets are generally valued using the net asset values, which are determined by valuing investments at the closing price or last trade reported on such date on the major market on which the individual securities are traded. We have no assets in our nonqualified plan. A 50 basis point change in our expected long term rate of return would impact annual pension expense by approximately $1.6 million for the qualified plan.

Discount rate used to determine benefit obligations: This rate is highly sensitive and is adjusted annually based on the interest rate for long-term, high-quality, corporate bonds as of the measurement date using yields for maturities that are in line with the duration of our pension liabilities. For fiscal 2017, we assumed a discount rate of 3.9%. A decrease in the discount rate increases our projected benefit obligation and pension expense. A 50 basis point change in the discount rate at August 26, 2017 would impact annual pension expense/income by approximately $1.7 million for the qualified plan and $30 thousand for the nonqualified plan.

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

The fair value of our debt was estimated at $5.171 billion as of August 26, 2017, and $5.117 billion as of August 27, 2016, based on the quoted market prices for the same or similar debt issues or on the current rates available to us for debt having the same remaining maturities. Such fair value is greater than the carrying value of debt by $90.3 million and $192.7 million at August 26, 2017 and August 27, 2016, respectively. We had $1.155 billion of variable rate debt outstanding at August 26, 2017, and $1.198 billion of variable rate debt outstanding at August 27, 2016. In fiscal 2017, at this borrowing level for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable impact on our pre-tax earnings and cash flows of approximately $11.6 million. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $3.926 billion, net of unamortized debt issuance costs of $23.9 million, at August 26, 2017, and $3.727 billion, net of unamortized debt issuance costs of $23.4 million, at August 27, 2016. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by approximately $191.3 million at August 26, 2017.

Fuel Price Risk

From time to time, we utilize fuel swap contracts in order to lower fuel cost volatility in our operating results. Historically, the instruments were executed to economically hedge a portion of our diesel and unleaded fuel exposure. However, we have not designated the fuel swap contracts as hedging instruments; and therefore, the contracts have not qualified for hedge accounting treatment. In fiscal 2015, we entered into a fuel swap to economically hedge the commodity cost associated with our unleaded fuel usage. The notional amount of the contract was 2.9 million gallons and terminated March 31, 2015. The swap had no significant impact on the results of operations. We did not enter into any fuel swap contracts during fiscal 2017 or 2016.

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

We view our investments in Mexican subsidiaries as long-term. As a result, we generally do not hedge these net investments. The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the year-end exchange rates was $519.3 million at August 26, 2017 and $398.0. million at August 27, 2016. The year-end exchange rates with respect to the Mexican peso increased by approximately 4% with respect to the U.S. dollar during fiscal 2017 and decreased by approximately 9% during fiscal 2016. The potential loss in value of our net assets in the Mexican subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at August 26, 2017 and August 27, 2016, would be approximately $47.2 million and approximately $36.2 million, respectively. Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the foreign currency translation component of Accumulated other comprehensive loss, unless the Mexican subsidiaries are sold or otherwise disposed.

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of August 26, 2017, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of August 26, 2017.

Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting as of August 26, 2017 is included in this Annual Report on Form 10-K.

/s/ WILLIAM C. RHODES, III
William C. Rhodes, III
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ WILLIAM T. GILES
William T. Giles
Chief Financial Officer and Executive
Vice President – Finance and Information
Technology
(Principal Financial Officer)

Certifications

Compliance with NYSE Corporate Governance Listing Standards

On January 4, 2017, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Rule 13a-14(a) Certifications of Principal Executive Officer and Principal Financial Officer

The Company has filed, as exhibits to its Annual Report on Form 10-K for the fiscal year ended August 26, 2017, the certifications of its Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AutoZone, Inc.

We have audited AutoZone, Inc.’s internal control over financial reporting as of August 26, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the “COSO criteria”). AutoZone, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on AutoZone, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, AutoZone, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 26, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AutoZone, Inc. as of August 26, 2017 and August 27, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended August 26, 2017 of AutoZone, Inc. and our report dated October 25, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

October 25, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AutoZone, Inc.

We have audited the accompanying consolidated balance sheets of AutoZone, Inc. as of August 26, 2017 and August 27, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended August 26, 2017. These financial statements are the responsibility of AutoZone, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoZone, Inc. as of August 26, 2017 and August 27, 2016 and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 26, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AutoZone, Inc.’s internal control over financial reporting as of August 26, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated October 25, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

October 25, 2017

Consolidated Statements of Income

	Year Ended
(in thousands, except per share data)	August 26, 2017 (52 weeks)	August 27, 2016 (52 weeks)	August 29, 2015 (52 weeks)
Net sales	$10,888,676	$10,635,676	$10,187,340
Cost of sales, including warehouse and delivery expenses	5,149,056	5,026,940	4,860,309

Gross profit	5,739,620	5,608,736	5,327,031
Operating, selling, general and administrative expenses	3,659,551	3,548,341	3,373,980

Operating profit	2,080,069	2,060,395	1,953,051
Interest expense, net	154,580	147,681	150,439

Income before income taxes	1,925,489	1,912,714	1,802,612
Income tax expense	644,620	671,707	642,371

Net income	$1,280,869	$1,241,007	$1,160,241

Weighted average shares for basic earnings per share	28,430	29,889	31,560
Effect of dilutive stock equivalents	635	599	646

Weighted average shares for diluted earnings per share	29,065	30,488	32,206
Basic earnings per share	$45.05	$41.52	$36.76

Diluted earnings per share	$44.07	$40.70	$36.03

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Year Ended
(in thousands)	August 26, 2017 (52 weeks)	August 27, 2016 (52 weeks)	August 29, 2015 (52 weeks)
Net income	$1,280,869	$1,241,007	$1,160,241
Other comprehensive income (loss):
Pension liability adjustments, net of taxes(1)	16,514	(18,095)	(6,975)
Foreign currency translation adjustments	35,198	(39,524)	(113,652)
Unrealized (losses) gains on marketable securities, net of taxes(2)	(131)	146	(102)
Net derivative activity, net of taxes(3)	1,391	(538)	114

Total other comprehensive income (loss)	52,972	(58,011)	(120,615)

Comprehensive income	$1,333,841	$1,182,996	$1,039,626

(1)	Pension liability adjustments are presented net of taxes of $10,542 in 2017, $11,394 in 2016 and $4,638 in 2015
(2)	Unrealized (losses) gains on marketable securities are presented net of taxes of $69 in 2017, $79 in 2016 and $55 in 2015
(3)	Net derivative activities are presented net of taxes of $814 in 2017, $315 in 2016 and $68 in 2015

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(in thousands)	August 26, 2017	August 27, 2016
Assets
Current assets:
Cash and cash equivalents	$293,270	$189,734
Accounts receivable	280,733	287,680
Merchandise inventories	3,882,086	3,631,916
Other current assets	155,166	130,243

Total current assets	4,611,255	4,239,573
Property and equipment:
Land	1,056,187	998,460
Buildings and improvements	3,423,056	3,169,575
Equipment	1,704,653	1,550,792
Leasehold improvements	470,998	434,615
Construction in progress	218,299	176,673

	6,873,193	6,330,115
Less: Accumulated depreciation and amortization	2,842,175	2,596,861

	4,031,018	3,733,254
Goodwill	391,887	391,887
Deferred income taxes	35,308	36,855
Other long-term assets	190,313	198,218

	617,508	626,960

	$9,259,781	$8,599,787

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,168,940	$4,095,854
Accrued expenses and other	563,350	551,625
Income taxes payable	34,011	42,841

Total current liabilities	4,766,301	4,690,320
Long-term debt	5,081,238	4,924,119
Deferred income taxes	371,111	284,500
Other long-term liabilities	469,508	488,386
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 28,735 shares issued and 27,833 shares outstanding in 2017 and 30,329 shares issued and 29,118 shares outstanding in 2016	287	303
Additional paid-in capital	1,086,671	1,054,647
Retained deficit	(1,642,387)	(1,602,186)
Accumulated other comprehensive loss	(254,557)	(307,529)
Treasury stock, at cost	(618,391)	(932,773)

Total stockholders’ deficit	(1,428,377)	(1,787,538)

	$9,259,781	$8,599,787

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended
(in thousands)	August 26, 2017 (52 weeks)	August 27, 2016 (52 weeks)	August 29, 2015 (52 weeks)
Cash flows from operating activities:
Net income	$1,280,869	$1,241,007	$1,160,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	323,051	297,397	269,919
Amortization of debt origination fees	8,369	7,980	6,230
Deferred income taxes	74,902	45,019	35,971
Share-based compensation expense	38,244	39,825	40,995
Pension plan contributions	(17,761)	(52,721)	—
Changes in operating assets and liabilities:
Accounts receivable	7,795	(41,447)	(36,466)
Merchandise inventories	(236,807)	(227,518)	(266,776)
Accounts payable and accrued expenses	82,614	271,198	291,520
Income taxes payable	(3,659)	50,122	74,487
Other, net	12,995	10,198	(3,103)

Net cash provided by operating activities	1,570,612	1,641,060	1,573,018
Cash flows from investing activities:
Capital expenditures	(553,832)	(488,791)	(480,579)
Acquisition of business, net of cash	—	—	(75,744)
Purchase of intangibles	—	(10,000)	(10,000)
Purchase of marketable securities	(85,711)	(130,170)	(49,740)
Proceeds from sale of marketable securities	82,993	120,472	46,411
Proceeds from disposal of capital assets and other, net	2,951	2,654	1,741

Net cash used in investing activities	(553,599)	(505,835)	(567,911)
Cash flows from financing activities:
Net (payments) proceeds of commercial paper	(42,400)	149,900	153,800
Proceeds from issuance of debt	600,000	650,000	650,000
Repayment of debt	(400,000)	(500,000)	(500,000)
Net proceeds from sale of common stock	54,686	80,289	66,717
Purchase of treasury stock	(1,071,649)	(1,452,462)	(1,271,416)
Payments of capital lease obligations	(47,604)	(36,320)	(34,986)
Other, net	(7,362)	(7,935)	(8,712)

Net cash used in financing activities	(914,329)	(1,116,528)	(944,597)
Effect of exchange rate changes on cash	852	(4,272)	(9,686)

Net increase in cash and cash equivalents	103,536	14,425	50,824
Cash and cash equivalents at beginning of year	189,734	175,309	124,485

Cash and cash equivalents at end of year	$293,270	$189,734	$175,309

Supplemental cash flow information:
Interest paid, net of interest cost capitalized	$135,331	$136,731	$137,630

Income taxes paid	$579,925	$582,384	$539,152

Assets acquired through capital lease	$84,011	$94,052	$71,047

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Deficit

(in thousands)	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at August 30, 2014	33,858	$339	$843,504	$(1,529,123)	$(128,903)	$(807,674)	$(1,621,857)
Net income				1,160,241			1,160,241
Total other comprehensive loss					(120,615)		(120,615)
Purchase of 2,010 shares of treasury stock						(1,271,416)	(1,271,416)
Retirement of treasury shares	(2,125)	(21)	(57,403)	(1,049,856)		1,107,280	—
Issuance of common stock under stock options and stock purchase plans	365	3	66,714				66,717
Share-based compensation expense			37,645				37,645
Income tax benefit from exercise of stock options			47,895				47,895

Balance at August 29, 2015	32,098	321	938,355	(1,418,738)	(249,518)	(971,810)	(1,701,390)
Net income				1,241,007			1,241,007
Total other comprehensive loss					(58,011)		(58,011)
Purchase of 1,903 shares of treasury stock						(1,452,462)	(1,452,462)
Retirement of treasury shares	(2,132)	(21)	(67,023)	(1,424,455)		1,491,499	—
Issuance of common stock under stock options and stock purchase plans	363	3	80,286				80,289
Share-based compensation expense			39,298				39,298
Income tax benefit from exercise of stock options			63,731				63,731

Balance at August 27, 2016	30,329	303	1,054,647	(1,602,186)	(307,529)	(932,773)	(1,787,538)
Net income				1,280,869			1,280,869
Total other comprehensive income					52,972		52,972
Purchase of 1,495 shares of treasury stock						(1,071,649)	(1,071,649)
Retirement of treasury shares	(1,804)	(18)	(64,943)	(1,321,070)		1,386,031	—
Issuance of common stock under stock options and stock purchase plans	210	2	54,684				54,686
Share-based compensation expense			42,283				42,283

Balance at August 26, 2017	28,735	$287	$1,086,671	$(1,642,387)	$(254,557)	$(618,391)	$(1,428,377)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

Business: AutoZone, Inc. and its wholly owned subsidiaries (“AutoZone” or the “Company”) are principally a retailer and distributor of automotive replacement parts and accessories. At the end of fiscal 2017, the Company operated 5,465 AutoZone stores in the United States, including Puerto Rico; 524 stores in Mexico; 14 stores in Brazil; and 26 Interamerican Motor Corporation (“IMC”) branches. Each AutoZone store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At the end of fiscal 2017, 4,592 of the domestic AutoZone stores had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. The company also had commercial programs in AutoZone stores in Mexico and Brazil. IMC branches carry an extensive line of original equipment quality import replacement parts. The Company also sells the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, the Company sells automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and accessories, performance and replacement parts through www.autoanything.com, and its commercial customers can make purchases through www.autozonepro.com and www.imcparts.net. The Company does not derive revenue from automotive repair or installation services.

Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks ending on the last Saturday in August. Fiscal 2017, fiscal 2016 and fiscal 2015 represented 52 weeks.

Basis of Presentation: The consolidated financial statements include the accounts of AutoZone, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the prior years’ Consolidated Statements of Cash Flows to conform to the current year’s presentation due to the adoption of the new accounting guidance for share-based payments.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash equivalents consist of investments with original maturities of 90 days or less at the date of purchase. Cash equivalents include proceeds due from credit and debit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash and cash equivalents were $48.3 million at August 26, 2017 and $46.8 million at August 27, 2016.

Cash balances are held in various locations around the world. Cash and cash equivalents of $148.4 million and $78.1 million were held outside of the U.S. as of August 26, 2017, and August 27, 2016, respectively, and were generally utilized to support liquidity needs in foreign operations. The Company intends to continue to permanently reinvest the cash held outside of the U.S. in its foreign operations.

Accounts Receivable: Accounts receivable consists of receivables from commercial customers and vendors, and are presented net of an allowance for uncollectible accounts. AutoZone routinely grants credit to certain of its commercial customers. The risk of credit loss in its trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms and sales to a large number of customers, as well as the low dollar value per transaction for most of its sales. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable. Historically, credit losses have been within management’s expectations and the balance of the allowance for uncollectible accounts was $5.9 million at August 26, 2017, and $7.4 million at August 27, 2016.

Merchandise Inventories: Inventories are stated at the lower of cost or market. Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method for domestic inventories and the weighted average cost method for Mexico and Brazil inventories. Due to price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is to not write up inventory in excess of replacement cost. The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $414.9 million at August 26, 2017, and $364.1 million at August 27, 2016.

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

Impairment of Long-Lived Assets: The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such an event occurs, the Company compares the sum of the undiscounted expected future cash flows of the asset (asset group) with the carrying amounts of the asset. If the undiscounted expected future cash flows are less than the carrying value of the assets, the Company measures the amount of impairment loss as the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no material impairment losses recorded in the three years ended August 26, 2017.

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

Intangible Assets: Intangible assets consist of assets from the acquisitions of IMC and AutoAnything and assets purchased relating to ALLDATA operations, and include technology, non-compete agreements, customer relationships and trade names. Amortizing intangible assets are amortized over periods ranging from 3 to 10 years. Trade names are non-amortizing intangibles as their lives are indefinite. These non-amortizing assets are reviewed at least annually for impairment by comparing the carrying amount to fair value. The Company performs its annual impairment assessment in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. Refer to “Note N – Goodwill and Intangibles” for additional disclosures regarding the Company’s intangible assets and impairment assessment.

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

Deferred Rent: The Company recognizes rent expense on a straight-line basis over the course of the lease term, which includes any reasonably assured renewal periods, beginning on the date the Company takes physical possession of the property (see “Note O – Leases”). Differences between this calculated expense and cash payments are recorded as a liability within the Accrued expenses and other and Other long-term liabilities captions in the accompanying Consolidated Balance Sheets, based on the terms of the lease. Deferred rent approximated $130.2 million as of August 26, 2017, and $121.7 million as of August 27, 2016.

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

The Company expenses advertising costs as incurred. Advertising expense, net of vendor promotional funds, was $93.1 million in fiscal 2017, $98.3 million in fiscal 2016, and $98.0 million in fiscal 2015. Vendor promotional funds, which reduced advertising expense, amounted to $28.3 million in fiscal 2017, $21.4 million in fiscal 2016, and $22.0 million in fiscal 2015.

Cost of Sales and Operating, Selling, General and Administrative Expenses: The following illustrates the primary costs classified in each major expense category:

Cost of Sales

•	Total cost of merchandise sold, including:

•	Freight expenses associated with moving merchandise inventories from the Company’s vendors to the distribution centers;

•	Vendor allowances that are not reimbursements for specific, incremental and identifiable costs

•	Costs associated with operating the Company’s supply chain, including payroll and benefit costs, warehouse occupancy costs, transportation costs and depreciation; and

•	Inventory shrinkage

Operating, Selling, General and Administrative Expenses

•	Payroll and benefit costs for store, field leadership and store support employees;

•	Occupancy costs of store and store support facilities;

•	Depreciation and amortization related to store and store support assets;

•	Transportation costs associated with field leadership, commercial sales force and hub deliveries;

•	Advertising;

•	Self insurance costs; and

•	Other administrative costs, such as credit card transaction fees, legal costs, supplies, and travel and lodging

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

Earnings per Share: Basic earnings per share is based on the weighted average outstanding common shares. Diluted earnings per share is based on the weighted average outstanding common shares adjusted for the effect of common stock equivalents, which are primarily stock options. There were 620,915 stock options excluded from the diluted earnings per share calculation because they would have been anti-dilutive as of August 26, 2017. There were 329,900 stock options excluded for the year ended August 27, 2016, and 778 stock options excluded for the year ended August 29, 2015, because they would have been anti-dilutive.

Share-Based Payments: Share-based payments include stock option grants and certain other transactions under the Company’s stock plans. The Company recognizes compensation expense for its share-based payments over the requisite service period based on the fair value of the awards. See “Note B – Share-Based Payments” for further discussion.

Risk and Uncertainties: In fiscal 2017, one class of similar products accounted for approximately 11 percent of the Company’s total revenues, and one vendor supplied approximately 11 percent of the Company’s total purchases. No other class of similar products accounted for 10 percent or more of total revenues, and no other individual vendor provided more than 10 percent of total purchases.

Recently Adopted Accounting Pronouncements:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting. ASU 2016-09 simplifies several aspects of accounting for share-based payments transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted this standard on August 28, 2016. The Company has applied the amendment requiring recognition of excess tax deficiencies and tax benefits in the income statement prospectively. The adoption of the new standard increased earnings per share for the year ended August 26, 2017 by $0.81, driven by a lower effective tax rate of 162 basis points (a $1.08 benefit to earnings per share), partially offset by a change to the dilutive outstanding shares calculation (a $0.27 reduction to earnings per share). The Company has applied the amendment relating to the presentation of the excess tax benefits on the Consolidated Statements of Cash Flows retrospectively, resulting in the reclassification of $63.7 million and $47.9 million of excess tax benefits from cash flows from financing activities to cash flows from operating activities for the years ended August 27, 2016 and August 29, 2015, respectively. The Company will continue to estimate forfeitures of share-based awards.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The updated guidance requires a prospective adoption. Early adoption is permitted. The Company early adopted ASU 2017-04 in the fourth quarter of fiscal 2017, and it had no material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 2015-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to perform two steps. Management must first evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern (Step 1). If management concludes that substantial doubt is raised, management also is required to consider whether its plans alleviate that doubt (Step 2). Management must perform a going concern evaluation to assess whether it is probable that both management’s plans will be effectively implemented and those plans will mitigate the relevant conditions and events within one year after the financial statements are issued (or available to be issued, when applicable). The Company adopted ASU 2014-15 in fiscal 2017, concluding no significant conditions or events are present to raise substantial doubt about the Company’s ability to continue as a going concern.

Recently Issued Accounting Pronouncements:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This update will be effective for the Company at the beginning of its fiscal 2019 year. The Company established a cross-functional implementation team to evaluate and identify the impact of ASU 2014-09 on the Company’s financial position, results of operations and cash flows. The Company is currently in the process of identifying changes to its business processes, systems and controls to support adoption of the new standard. The Company is considering the possible implications of the new standard on the Company’s revenue streams at each of the business units, the application of the Company’s loyalty programs and all applicable financial statement disclosures required by the new guidance. At this time, the team has not completed its full analysis or means of adoption for the new guidance; however, the Company does not expect the adoption of the new standard to have a material impact on its consolidated financial condition, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. This update will be effective for the Company beginning with its fiscal 2020 first quarter. The Company established a cross-

functional implementation team to evaluate and identify the impact of ASU 2016-02 on the Company’s financial position, results of operations and cash flows. The Company is currently in the process of identifying changes to its business processes, systems and controls to support adoption of the new standard. The Company is considering the possible implications of the new standard on determining the valuation of new and existing leases, procedural and operational changes that may be necessary to comply with the provisions of the accounting update and all applicable financial statement disclosures required by the new guidance. At this time, the team has not completed its full analysis and is unable to quantify the impact; however, the Company believes the adoption of the new guidance will have a material impact on the total assets and total liabilities reported on the Company’s consolidated balance sheets.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update). ASU 2016-11 rescinds certain SEC Staff Observer comments under Topic 605, Revenue Recognition and Topic 932, Extractive Activities-Oil and Gas. This guidance clarifies that the registrants should not rely on the rescinded SEC Staff Observer comments upon adoption of ASU 2014-09. The Company does not expect ASU 2016-11 to have a material impact on its consolidated financial statements. This update will be effective for the Company at the beginning of its fiscal 2019 year.

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

Note B – Share-Based Payments

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $38.2 million for fiscal 2017, $39.8 million for fiscal 2016, and $41.0 million for fiscal 2015. As of August 26, 2017, share-based compensation expense for unvested awards not yet recognized in earnings is $37.9 million and will be recognized over a weighted average period of 1.98 years. As a result of the adoption of the new accounting guidance for share-based payments, cash flows related to tax deductions in excess of recognized compensation cost are classified as operating cash flows for each period presented. Retrospective application of the cash flow presentation resulted in increases to both net cash provided by operations and net cash required for financing activities of $63.7 million and $47.9 million for fiscal 2016 and 2015, respectively.

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

The 2011 Program replaced the 2003 Comp Plan and the 2003 Option Plan. Under the 2003 Comp Plan, non-employee directors could receive no more than one-half of their director fees immediately in cash, and the remainder of the fees was required to be taken in common stock or stock appreciation rights. The director had the option to elect to receive up to 100% of the fees in stock or defer all or part of the fees in units with value equivalent to the value of shares of common stock as of the grant date. At August 26, 2017, the Company had $9.5 million accrued related to 17,990 outstanding units issued under the 2003 Comp Plan and prior plans, and there was $13.6 million accrued related to 17,990 outstanding units issued as of August 27, 2016. No additional shares of stock or units will be issued in future years under the 2003 Comp Plan.

Under the 2003 Option Plan, each non-employee director received an option grant on January 1 of each year, and each new non-employee director received an option to purchase 3,000 shares upon election to the Board, plus a portion of the annual directors’ option grant prorated for the portion of the year actually served. These stock option grants were made at the fair market value as of the grant date and generally vested three years from the grant date. There were 19,000 and 24,000 outstanding options under the 2003 Option Plan as of August 26, 2017 and August 27, 2016, respectively. No additional shares of stock will be issued in future years under the 2003 Option Plan.

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

	Year Ended
	August 26, 2017	August 27, 2016	August 29, 2015
Expected price volatility	18%	18%	20%
Risk-free interest rates	1.2%	1.5%	1.4%
Weighted average expected lives (in years)	5.1	5.1	5.1
Forfeiture rate	10%	10%	9%
Dividend yield	0%	0%	0%

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

The weighted average grant date fair value per share of options granted was $139.80 during fiscal 2017, $156.20 during fiscal 2016, and $106.27 during fiscal 2015. The intrinsic value of options exercised was $93.9 million in fiscal 2017, $178.0 million in fiscal 2016, and $154.8 million in fiscal 2015. The total fair value of options vested was $34.7 million in fiscal 2017, $32.2 million in fiscal 2016, and $30.6 million in fiscal 2015.

The Company generally issues new shares when options are exercised. The following table summarizes information about stock option activity for the year ended August 26, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – August 27, 2016	1,759,408	$428.72
Granted	290,805	744.80
Exercised	(207,069)	263.02
Cancelled	(45,089)	657.78

Outstanding – August 26, 2017	1,798,055	493.18	6.17	$199,752

Exercisable	1,041,933	362.38	4.76	189,790

Expected to vest	680,510	673.42	8.10	8,966

Available for future grants	898,992

The Company recognized $1.8 million in expense related to the discount on the selling of shares to employees and executives under various share purchase plans in fiscal 2017, $2.0 million in fiscal 2016 and $2.1 million in fiscal 2015. The Sixth Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan (the “Employee Plan”), which is qualified under Section 423 of the Internal Revenue Code, permits all eligible employees to purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the Employee Plan, 14,205 shares were sold to employees in fiscal 2017, 12,662 shares were sold to employees in fiscal 2016, and 14,222 shares were sold to employees in fiscal 2015. The Company repurchased 12,455 shares at market value in fiscal 2017, 12,460 shares in fiscal 2016 and 15,594 shares in fiscal 2015 from employees electing to sell their stock. Issuances of shares under the Employee Plan are netted against repurchases and such repurchases are not included in share repurchases disclosed in “Note K – Stock Repurchase Program.” At August 26, 2017, 178,300 shares of common stock were reserved for future issuance under the Employee Plan.

Once executives have reached the maximum purchases under the Employee Plan, the Fifth Amended and Restated Executive Stock Purchase Plan (the “Executive Plan”) permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases under the Executive Plan were 1,865 shares in fiscal 2017, 1,943 shares in fiscal 2016 and 2,229 shares in fiscal 2015. At August 26, 2017, 239,888 shares of common stock were reserved for future issuance under the Executive Plan.

Note C – Accrued Expenses and Other

Accrued expenses and other consisted of the following:

(in thousands)	August 26, 2017	August 27, 2016
Accrued compensation, related payroll taxes and benefits	$181,591	$180,012
Property, sales, and other taxes	98,829	95,293
Medical and casualty insurance claims (current portion)	84,756	78,458
Capital lease obligations	48,134	44,834
Accrued interest	41,047	34,179
Accrued gift cards	24,192	24,129
Accrued sales and warranty returns	19,520	19,527
Other	65,281	75,193

	$563,350	$551,625

The Company retains a significant portion of the insurance risks associated with workers’ compensation, employee health, general, products liability, property and vehicle insurance. A portion of these self-insured losses is managed through a wholly owned insurance captive. The Company maintains certain levels for stop-loss coverage for each self-insured plan in order to limit its liability for large claims. The limits are per claim and are $1.5 million for workers’ compensation, $2.0 million for vehicles, $21.5 million for property, $0.7 million for employee health, and $1.0 million for general and products liability.

Note D – Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Year Ended
(in thousands)	August 26, 2017	August 27, 2016	August 29, 2015
Domestic	$1,737,401	$1,737,727	$1,676,640
International	188,088	174,987	125,972

	$1,925,489	$1,912,714	$1,802,612

The provision for income tax expense consisted of the following:

	Year Ended
(in thousands)	August 26, 2017	August 27, 2016	August 29, 2015
Current:
Federal	$487,492	$534,621	$522,073
State	31,733	39,223	41,921
International	50,493	52,844	42,406

	569,718	626,688	606,400
Deferred:
Federal	72,208	48,509	38,299
State	7,769	9,453	941
International	(5,075)	(12,943)	(3,269)

	74,902	45,019	35,971

Income tax expense	$644,620	$671,707	$642,371

A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate of 35% to income before income taxes is as follows:

	Year Ended
(in thousands)	August 26, 2017		August 27, 2016		August 29, 2015
Federal tax at statutory U.S. income tax rate	35.0%		35.0%		35.0%
State income taxes, net	1.3%		1.6%		1.5%
Other	(2.8%	)	(1.5%	)	(0.9%	)

Effective tax rate	33.5%		35.1%		35.6%

Significant components of the Company’s deferred tax assets and liabilities were as follows:

(in thousands)	August 26, 2017	August 27, 2016
Deferred tax assets:
Net operating loss and credit carryforwards	$48,062	$50,859
Accrued benefits	96,664	93,212
Other	56,052	68,600

Total deferred tax assets	200,778	212,671
Less: Valuation allowances	(13,501)	(13,338)

Net deferred tax asset	187,277	199,333
Deferred tax liabilities:
Property and equipment	(117,580)	(93,943)
Inventory	(333,422)	(315,563)
Prepaid Expenses	(60,920)	(27,395)
Other	(11,158)	(10,077)

Total deferred tax liabilities	(523,080)	(446,978)

Net deferred tax liability	$(335,803)	$(247,645)

Deferred taxes are not provided for temporary differences of approximately $712.6 million at August 26, 2017, and $572.0 million at August 27, 2016, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. If a deferred tax liability associated with these undistributed earnings had been recorded it would have been approximately $37.5 million and $35.0 million at August 26, 2017 and August 27, 2016, respectively.

At August 26, 2017 and August 27, 2016, the Company had deferred tax assets of $30.8 million and $25.2 million, respectively, from net operating loss (“NOL”) carryforwards available to reduce future taxable income totaling approximately $198.2 million and $122.0 million, respectively. Certain NOLs have no expiration date and others will expire, if not utilized, in various years from fiscal 2018 through 2037. At August 26, 2017 and August 27, 2016, the Company had deferred tax assets for income tax credit carryforwards of $17.2 million and $25.7 million, respectively. Income tax credit carryforwards will expire, if not utilized, in various years from fiscal 2023 through 2027.

At August 26, 2017 and August 27, 2016, the Company had a valuation allowance of $13.5 million and $13.3 million, respectively, on deferred tax assets associated with NOL and tax credit carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized. Management believes it is more likely than not that the remaining deferred tax assets will be fully realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	August 26, 2017	August 27, 2016
Beginning balance	$27,726	$28,434
Additions based on tax positions related to the current year	7,089	7,172
Additions for tax positions of prior years	278	95
Reductions for tax positions of prior years	(6,954)	(2,405)
Reductions due to settlements	(1,964)	(858)
Reductions due to statute of limitations	(3,974)	(4,712)

Ending balance	$22,201	$27,726

Included in the August 26, 2017 and the August 27, 2016 balances are $9.9 million and $15.5 million, respectively, of unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate.

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had $1.2 million and $2.8 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at August 26, 2017 and August 27, 2016, respectively.

The Company files U.S. federal, U.S. state and local, and international income tax returns. With few exceptions, the Company is no longer subject to state and local or Non-U.S. examinations by tax authorities for fiscal year 2013 and prior. The Company is typically engaged in various tax examinations at any given time by U.S. federal, U.S. state and local, and Non-U.S. taxing jurisidictions. As of August 26, 2017, the Company estimates that the amount of unrecognized tax benefits could be reduced by approximately $2.3 million over the next twelve months as a result of tax audit settlements. While the Company believes that it has adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	August 26, 2017
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$18,453	$120	$—	$18,573
Other long-term assets	53,319	28,981	—	82,300

	$71,772	$29,101	$—	$100,873

	August 27, 2016
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$7,326	$—	$—	$7,326
Other long-term assets	65,350	25,675	—	91,025

	$72,676	$25,675	$—	$98,351

At August 26, 2017, the fair value measurement amounts for assets and liabilities recorded in the accompanying Consolidated Balance Sheet consisted of short-term marketable securities of $18.6 million, which are included within Other current assets and long-term marketable securities of $82.3 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades.

A discussion on how the Company’s cash flow hedges are valued is included in “Note H – Derivative Financial Instruments,” while the fair value of the Company’s pension plan assets are disclosed in “Note L – Pension and Savings Plans.”

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. The assets could include assets acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. During fiscal 2017 and fiscal 2016, the Company did not have any significant non-financial assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

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

Note F – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	August 26, 2017
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$39,917	$73	$(13)	$39,977
Government bonds	31,076	49	(74)	31,051
Mortgage-backed securities	4,850	2	(42)	4,810
Asset-backed securities and other	25,042	28	(35)	25,035

	$100,885	$152	$(164)	$100,873

	August 27, 2016
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$37,789	$198	$(6)	$37,981
Government bonds	33,497	24	(35)	33,486
Mortgage-backed securities	6,865	18	(29)	6,854
Asset-backed securities and other	20,015	26	(11)	20,030

	$98,166	$266	$(81)	$98,351

The debt securities held at August 26, 2017, had effective maturities ranging from less than one year to approximately three years. The Company did not realize any material gains or losses on its marketable securities during fiscal 2017, 2016 or 2015.

The Company holds 51 securities that are in an unrealized loss position of approximately $164 thousand at August 26, 2017. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and its intent and ability to hold the investments until maturity or until recovery of fair value.

Included above in total marketable securities are $85.4 million and $61.8 million of marketable securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses as of August 26, 2017 and August 27, 2016, respectively.

Note G – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss consisted of the following:

(in thousands)	Pension Liability	Foreign Currency(3)	Net Unrealized Gain (Loss) on Securities		Derivatives	Total
Balance at August 29, 2015	$(70,795)	$(171,488)	$(26)		$(7,209)	$(249,518)
Other comprehensive (loss) income before reclassifications	(24,542)	(39,524)	206		(2,687)	(66,547)
Amounts reclassified from Accumulated other comprehensive loss(1)	6,447 (2)	—	(60	)(4)	2,149 (5)	8,536

Balance at August 27, 2016	(88,890)	(211,012)	120		(7,747)	(307,529)
Other comprehensive (loss) income before reclassifications	8,046	35,198	(60)		—	43,184
Amounts reclassified from Accumulated other comprehensive loss(1)	8,468 (2)	—	(71	)(4)	1,391 (5)	9,788

Balance at August 26, 2017	$(72,376)	$(175,814)	$(11)		$(6,356)	$(254,557)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $5,406 in fiscal 2017 and $4,059 in fiscal 2016, which is recorded in Operating, selling, general and administrative expenses on the Consolidated Statements of Income. See “Note L – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized losses on marketable securities, net of taxes of $38 in fiscal 2017 and $33 in fiscal 2016, which is recorded in Operating, selling, general, and administrative expenses on the Consolidated Statements of Income. See “Note F – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $814 in fiscal 2017 and $315 in fiscal 2016, which is recorded in Interest expense, net, on the Consolidated Statements of Income. See “Note H – Derivative Financial Instruments” for further discussion.

The 2017 pension actuarial gain of $8.0 million and the 2016 pension actuarial loss of $24.5 million include amounts not yet reflected in periodic pension costs primarily driven by changes in the discount rate.

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

At August 26, 2017, the Company had $10.1 million recorded in Accumulated other comprehensive loss related to net realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the fiscal year ended August 26, 2017, the Company reclassified $2.2 million of net losses from Accumulated other comprehensive loss to Interest expense. In the fiscal year ended August 27, 2016, the Company reclassified $1.8 million of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $2.2 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note I – Financing

The Company’s debt consisted of the following:

(in thousands)	August 26, 2017	August 27, 2016
1.300% Senior Notes due January 2017, effective interest rate of 1.43%	$—	$400,000
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	250,000	250,000
1.625% Senior Notes due April 2019, effective interest rate of 1.77%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
2.500% Senior Notes due April 2021, effective interest rate of 2.62%	250,000	250,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate of 3.83%	600,000	—
Commercial paper, weighted average interest rate of 1.44% and 0.72% at August 26, 2017 and August 27, 2016, respectively	1,155,100	1,197,500

Total debt before discounts and debt issuance costs	5,105,100	4,947,500
Less: Discounts and debt issuance costs	23,862	23,381

Long-term debt	$5,081,238	$4,924,119

As of August 26, 2017, the commercial paper borrowings and the $250 million 7.125% Senior Notes due August 2018 are classified as long-term in the accompanying Consolidated Balance Sheets as the Company has the ability and intent to refinance on a long-term basis through available capacity in its revolving credit facilities. As of August 26, 2017, the Company had $1.997 billion of availability under its $2.0 billion revolving credit facilities, which would allow it to replace these short-term obligations with long-term financing facilities.

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

The revolving credit facility agreements require that the Company’s consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.5:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. The Company’s consolidated interest coverage ratio as of August 26, 2017 was 6.0:1.

As of August 26, 2017, the Company had no outstanding borrowings under each of the revolving credit facilities, and $3.3 million of outstanding letters of credit under the New Multi-Year Revolving Credit Agreement.

The Company also maintains a letter of credit facility that allows it to request the participating bank to issue letters of credit on its behalf up to an aggregate amount of $75 million. The letter of credit facility is in addition to the letters of credit that may be issued under the New Multi-Year Revolving Credit Agreement. As of August 26, 2017, the Company had $74.9 million in letters of credit outstanding under the letter of credit facility.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, the Company had $10.4 million in letters of credit outstanding as of August 26, 2017. These letters of credit have various maturity dates and were issued on an uncommitted basis.

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

On April 29, 2015, we issued $400 million in 3.250% Senior Notes due April 2025 and $250 million in 2.500% Notes due April 2021 under the 2015 Shelf Registration. Proceeds from the debt issuances were used to repay a portion of the outstanding commercial paper borrowings, which were used to repay the $500 million in 5.750% Senior Notes due in January 2015, and for general corporate purposes.

All senior notes are subject to an interest rate adjustment if the debt ratings assigned to the senior notes are downgraded (as defined in the agreements). Further, the senior notes contain a provision that repayment of the senior notes may be accelerated if the Company experiences a change in control (as defined in the agreements).

The Company’s borrowings under its senior notes contain minimal covenants, primarily restrictions on liens. Under its revolving credit facilities, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under its borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs.

As of August 26, 2017, the Company was in compliance with all covenants related to its borrowing arrangements. All of the Company’s debt is unsecured. Scheduled maturities of debt are as follows:

(in thousands)	Scheduled Maturities
2018	$1,405,100
2019	250,000
2020	—
2021	750,000
2022	500,000
Thereafter	2,200,000

Subtotal	5,105,100
Discount and debt issuance costs	23,862

Total Debt	$5,081,238

The fair value of the Company’s debt was estimated at $5.171 billion as of August 26, 2017, and $5.117 billion as of August 27, 2016, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $90.3 million at August 26, 2017 and $192.7 million at August 27, 2016, which reflect their face amount, adjusted for any unamortized debt issuance costs and discounts.

Note J – Interest Expense

Net interest expense consisted of the following:

	Year Ended
(in thousands)	August 26, 2017	August 27, 2016	August 29, 2015
Interest expense	$159,329	$150,961	$153,007
Interest income	(3,502)	(2,371)	(1,605)
Capitalized interest	(1,247)	(909)	(963)

	$154,580	$147,681	$150,439

Note K – Stock Repurchase Program

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Board. The program was last amended on March 21, 2017 to increase the repurchase authorization to $18.65 billion from $17.9 billion. From January 1998 to August 26, 2017, the Company has repurchased a total of 142.3 million shares at an aggregate cost of $17.826 billion.

The Company’s share repurchase activity consisted of the following:

	Year Ended
(in thousands)	August 26, 2017	August 27, 2016	August 29, 2015
Amount	$1,071,649	$1,452,462	$1,271,416
Shares	1,495	1,903	2,010

During fiscal year 2017, the Company retired 1.8 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1.321 billion and decreased Additional paid-in capital by $64.9 million. During the comparable prior year period, the Company retired 2.1 million shares of treasury stock, which increased Retained deficit by $1.424 billion and decreased Additional paid-in capital by $67.0 million.

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

The Company’s investment strategy for pension plan assets is to utilize a diversified mix of domestic and international equity and fixed income portfolios to earn a long-term investment return that meets the Company’s pension plan obligations. The pension plan assets are invested primarily in listed securities, and the pension plans may hold only a minimal investment in AutoZone common stock that is entirely at the discretion of third-party pension fund investment managers. The Company’s largest holding classes, fixed income bonds and U.S. equities, are invested with a fund manager that holds diversified portfolios. Accordingly, the Company does not have any significant concentrations of risk in particular securities, issuers, sectors, industries or geographic regions. Alternative investment strategies were fully liquidated during fiscal 2016. The Company’s investment managers are prohibited from using derivatives for speculative purposes and are not permitted to use derivatives to leverage a portfolio.

The following is a description of the valuation methodologies used for the Company’s investments measured at fair value:

U.S., international, emerging, and high yield equities –These investments are commingled funds and are valued using the net asset values, which are determined by valuing investments at the closing price or last trade reported on the major market on which the individual securities are traded. These investments are subject to annual audits.

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

The fair values of investments by level and asset category and the weighted-average asset allocations of the Company’s pension plans at the measurement date are presented in the following table:

August 26, 2017
	Fair	Asset Allocation		Fair Value Hierarchy
(in thousands)	Value	Actual	Target	Level 1	Level 2	Level 3
U.S. equities	$50,125	15.8%	17.0%	$—	$50,125	$—
International equities	33,696	10.7	11.0	—	33,696	—
Emerging equities	19,027	6.0	6.0	—	19,027	—
High yield securities	17,063	5.4	6.0	—	17,063	—
Alternative investments	—	—	—	—	—	—
Fixed income securities	178,650	56.5	60.0	—	178,650	—
Cash and cash equivalents	17,706	5.6	—	—	17,706	—

	$316,267	100.0%	100.0%	$—	$316,267	$—

August 27, 2016
	Fair	Asset Allocation		Fair Value Hierarchy
(in thousands)	Value	Actual	Target	Level 1	Level 2	Level 3
U.S. equities	$66,008	22.9%	26.0%	$—	$66,008	$—
International equities	42,023	14.5	17.0	—	42,023	—
Emerging equities	22,848	7.9	8.5	—	22,848	—
High yield securities	21,445	7.4	8.5	—	21,445	—
Alternative investments	—	—	—	—	—	—
Fixed income securities	99,336	34.3	40.0	—	99,336	—
Cash and cash equivalents	37,726	13.0	—	—	37,726	—

	$289,386	100.0%	100.0%	$—	$289,386	$—

The asset allocations in the charts above include $17.5 million and $48.0 million in cash contributions made in the last month prior to the balance sheet date of August 26, 2017, and August 27, 2016, respectively. Subsequent to August 26, 2017, and August 27, 2016, these cash contributions were allocated to the pension plan investments in accordance with the targeted asset allocation.

In January 2017, the Company’s Investment Committee approved a revised asset allocation target for the investments held by the pension plan. Based on the revised asset allocation target, the expected long-term rate of return on plan assets changed from 7.0% for the year ended August 26, 2017 to 6.0% for the year ending August 25, 2018.

The following table sets forth the plans’ funded status and amounts recognized in the Company’s Consolidated Balance Sheets:

(in thousands)	August 26, 2017	August 27, 2016
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$328,511	$296,123
Interest cost	10,335	11,272
Actuarial (gains) losses	(8,746)	39,842
Benefits paid	(15,376)	(18,726)

Benefit obligations at end of year	$314,724	$328,511

Change in Plan Assets:
Fair value of plan assets at beginning of year	$289,386	$238,755
Actual return on plan assets	24,496	16,636
Employer contributions	17,761	52,721
Benefits paid	(15,376)	(18,726)

Fair value of plan assets at end of year	$316,267	$289,386

Amount Recognized in the Statement of Financial Position:
Current liabilities	$(283)	$(276)
Long-term assets	8,686	—
Long-term liabilities	(6,860)	(38,849)

Net amount recognized	$1,543	$(39,125)

Amount Recognized in Accumulated Other Comprehensive Loss and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss	$(118,889)	$(145,948)

Accumulated other comprehensive loss	$(118,889)	$(145,948)

Amount Recognized in Accumulated Other Comprehensive Loss and not yet reflected in Net Periodic Benefit Cost and expected to be amortized in next year’s Net Periodic Benefit Cost:
Net actuarial loss	$(10,736)	$(13,874)

Amount recognized	$(10,736)	$(13,874)

Net periodic benefit expense consisted of the following:

	Year Ended
(in thousands)	August 26, 2017	August 27, 2016	August 29, 2015
Interest cost	$10,335	$11,272	$12,338
Expected return on plan assets	(20,056)	(16,512)	(16,281)
Recognized net actuarial losses	13,873	10,506	8,941

Net periodic benefit expense	$4,152	$5,266	$4,998

The blended actuarial assumptions used in determining the projected benefit obligation include the following:

	Year Ended
	August 26, 2017	August 27, 2016	August 29, 2015
Discount rate to determine benefit obligation	3.86%	3.72%	4.50%
Discount rate to determine net interest cost	3.21%	3.90%	4.28%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%

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

During fiscal 2016, the Company changed the method used to estimate the interest cost component of net periodic benefit cost. Previously, the Company estimated interest cost using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The Company elected to utilize a spot rate approach by applying specific spot rates along the yield curve to calculate interest costs instead of a single weighted-average discount rate. This calculation is believed to be more refined under the applicable accounting standard. The impact of this change to net periodic benefit cost was a reduction of $1.8 million in fiscal 2016. The Company accounted for this change as a change in accounting estimate and accounted for it prospectively.

The expected long-term rate of return on plan assets is based on the historical relationships between the investment classes and the capital markets, updated for current conditions.

The Company makes annual contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The Company contributed $17.8 million to the plans in fiscal 2017, $52.7 million to the plans in fiscal 2016 and $17.1 million to the plans in fiscal 2015. The Company expects to contribute approximately $20.3 million to the plans in fiscal 2018; however, a change to the expected cash funding may be impacted by a change in interest rates or a change in the actual or expected return on plan assets or through other plans initiated by management.

Based on current assumptions about future events, benefit payments are expected to be paid as follows for each of the following fiscal years. Actual benefit payments may vary significantly from the following estimates:

(in thousands)	Benefit Payments
2018	$13,608
2019	13,139
2020	13,817
2021	14,538
2022	14,917
2023 – 2027	79,742

The Company has a 401(k) plan that covers all domestic employees who meet the plan’s participation requirements. The plan features include Company matching contributions, immediate 100% vesting of Company contributions and a savings option up to 25% of qualified earnings. The Company makes matching contributions, per pay period, up to a specified percentage of employees’ contributions as approved by the Board. The Company made matching contributions to employee accounts in connection with the 401(k) plan of $21.0 million in fiscal 2017, $19.7 million in fiscal 2016, and $17.7 million in fiscal 2015.

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

Note N – Goodwill and Intangibles

The changes in the carrying amount of goodwill are as follows:

(in thousands)	Auto Parts Locations	Other	Total
Net balance as of August 29, 2015	$326,703	$65,184	$391,887
Goodwill added through acquisition	—	—	—
Goodwill adjustments	—	—	—

Net balance as of August 27, 2016	326,703	65,184	391,887
Goodwill added through acquisition	—	—	—
Goodwill adjustments	—	—	—

Net balance as of August 26, 2017	$326,703	$65,184	$391,887

The Company performs its annual goodwill and intangibles impairment test in the fourth quarter of each fiscal year. In the fourth quarter of fiscal 2017 and 2016, the Company concluded that its goodwill was not impaired. Total accumulated goodwill impairment for both August 26, 2017 and August 27, 2016 is $18.3 million.

The carrying amounts of intangible assets are included in Other long-term assets as follows:

	August 26, 2017
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Technology	3-5 years	$10,570	$(9,994)	$576
Noncompete agreements	5 years	1,300	(1,223)	77
Customer relationships	3-10 years	49,676	(24,730)	24,946

		$61,546	$(35,947)	25,599

Non-amortizing intangible asset:
Trade names				26,900

Total intangible assets other than goodwill				$52,499

	August 27, 2016
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Technology	3-5 years	$10,570	$(7,988)	$2,582
Noncompete agreements	5 years	1,300	(963)	337
Customer relationships	3-10 years	49,676	(18,514)	31,162

		$61,546	$(27,465)	34,081

Non-amortizing intangible asset:
Trade names				26,900

Total intangible assets other than goodwill				$60,981

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

As part of its annual impairment test, the Company evaluates the AutoAnything and IMC trade names for impairment in the fourth quarter of each fiscal year. In the fourth quarter of fiscal 2017 and 2016, the Company concluded that AutoAnything’s and IMC’s trade names were not impaired. Trade names at August 26, 2017 and August 27, 2016 reflect a total accumulated impairment of $4.1 million.

Amortization expense of intangible assets for the years ended August 26, 2017 and August 27, 2016 was $8.5 million and $8.7 million, respectively.

Total future amortization expense for intangible assets that have finite lives, based on the existing intangible assets and their current estimated useful lives as of August 26, 2017, is estimated as follows:

(in thousands)	Total
2018	$6,855
2019	6,203
2020	6,203
2021	3,474
2022	2,030
Thereafter	834

$25,599

Note O – Leases

The Company leases some of its retail stores, distribution centers, facilities, land and equipment, including vehicles. Other than vehicle leases, most of the leases are operating leases, which include renewal options made at the Company’s election and provisions for percentage rent based on sales. Rental expense was $302.9 million in fiscal 2017, $280.5 million in fiscal 2016, and $269.5 million in fiscal 2015. Percentage rentals were insignificant.

The Company records rent for all operating leases on a straight-line basis over the lease term, including any reasonably assured renewal periods and the period of time prior to the lease term that the Company is in possession of the leased space for the purpose of installing leasehold improvements. Differences between recorded rent expense and cash payments are recorded as a liability in Accrued expenses and other and Other long-term liabilities in the accompanying Consolidated Balance Sheets, based on the terms of the lease. The deferred rent approximated $130.2 million on August 26, 2017, and $121.7 million on August 27, 2016.

The Company has a fleet of vehicles used for delivery to its commercial customers and stores and travel for members of field management. The majority of these vehicles are held under capital leases. At August 26, 2017, the Company had capital lease assets of $152.0 million, net of accumulated amortization of $70.2 million, and capital lease obligations of $150.5 million, of which $48.1 million is classified as Accrued expenses and other as it represents the current portion of these obligations. At August 27, 2016, the Company had capital lease assets of $148.5 million, net of accumulated amortization of $59.5 million, and capital lease obligations of $147.3 million, of which $44.8 million is classified as Accrued expenses and other as it represents the current portion of these obligations.

Future minimum annual rental commitments under non-cancelable operating leases and capital leases were as follows at the end of fiscal 2017:

(in thousands)	Operating Leases	Capital Leases
2018	$293,826	$48,134
2019	284,523	49,808
2020	262,782	36,610
2021	237,241	21,217
2022	213,399	3,307
Thereafter	861,409	—

Total minimum payments required	$2,153,180	159,076

Less: Interest		(8,620)

Present value of minimum capital lease payments		$150,456

Note P – Commitments and Contingencies

Construction commitments, primarily for new stores and new distribution centers, totaled approximately $69.9 million at August 26, 2017.

The Company had $88.6 million in outstanding standby letters of credit and $28.8 million in surety bonds as of August 26, 2017, which all have expiration periods of less than one year. A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover reimbursement obligations to our workers’ compensation carriers. There are no additional contingent liabilities associated with these instruments as the underlying liabilities are already reflected in the consolidated balance sheet. The standby letters of credit and surety bonds arrangements have automatic renewal clauses.

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

The Auto Parts Locations segment is a retailer and distributor of automotive parts and accessories through the Company’s 6,029 locations in the United States, Puerto Rico, Mexico and Brazil. Each location carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. The following table shows segment results for the following fiscal years:

	Year Ended
(in thousands)	August 26, 2017	August 27, 2016	August 29, 2015
Net Sales:
Auto Parts Locations	$10,523,272	$10,261,112	$9,824,876
Other	365,404	374,564	362,464

Total	$10,888,676	$10,635,676	$10,187,340

Segment Profit:
Auto Parts Locations	$5,544,494	$5,410,477	$5,132,624
Other	195,126	198,259	194,407

Gross profit	5,739,620	5,608,736	5,327,031
Operating, selling, general and administrative expenses	(3,659,551)	(3,548,341)	(3,373,980)
Interest expense, net	(154,580)	(147,681)	(150,439)

Income before income taxes	$1,925,489	$1,912,714	$1,802,612

Segment Assets:
Auto Parts Locations	$8,964,371	$8,351,883	$7,883,720
Other	295,410	247,904	218,629

Total	$9,259,781	$8,599,787	$8,102,349

Capital Expenditures:
Auto Parts Locations	$533,304	$470,631	$464,246
Other	20,528	18,160	16,333

Total	$553,832	$488,791	$480,579

Auto Parts Locations Sales by Product Grouping:
Failure	$5,100,702	$4,913,423	$4,650,271
Maintenance items	3,774,386	3,721,240	3,618,779
Discretionary	1,648,184	1,626,449	1,555,826

Auto Parts Locations net sales	$10,523,272	$10,261,112	$9,824,876

Note S – Quarterly Summary (1)

(Unaudited)

	Twelve Weeks Ended			Sixteen Weeks Ended
(in thousands, except per share data)	November 19, 2016	February 11, 2017	May 6, 2017	August 26, 2017(2)
Net sales	$2,467,845	$2,289,219	$2,619,007	$3,512,605
Gross profit	1,301,542	1,205,536	1,378,418	1,854,125
Operating profit	458,902	383,969	529,570	707,628
Income before income taxes	425,596	349,771	493,895	656,227
Net income(3)	278,125	237,145	331,700	433,899
Basic earnings per share(3)	9.61	8.28	11.70	15.52
Diluted earnings per share(3)	9.36	8.08	11.44	15.27

	Twelve Weeks Ended			Sixteen Weeks Ended
(in thousands, except per share data)	November 21, 2015	February 13, 2016	May 7, 2016	August 27, 2016(2)
Net sales	$2,386,043	$2,257,192	$2,593,672	$3,398,769
Gross profit	1,252,934	1,190,596	1,370,458	1,794,748
Operating profit	437,995	382,660	536,374	703,366
Income before income taxes	402,985	349,828	502,323	657,577
Net income	258,112	228,613	327,515	426,768
Basic earnings per share	8.46	7.58	10.99	14.58
Diluted earnings per share	8.29	7.43	10.77	14.30

(1)	The sum of quarterly amounts may not equal the annual amounts reported due to rounding. In addition, the earnings per share amounts are computed independently for each quarter while the full year is based on the annual weighted average shares outstanding.
(2)	The fourth quarter for fiscal 2017 and fiscal 2016 are based on a 16-week period. All other quarters presented are based on a 12-week period.
(3)	As discussed in Note A, the Company adopted the new accounting guidance for shared-based payments on August 28, 2016. These amounts include the impact of the adoption. For the twelve week period ended November 19, 2016, this increased net income by $3.1 million, basic earnings per share by $0.11 and diluted earnings per share by $0.03. For the twelve week period ended February 11, 2017, this increased net income by $12.5 million, basic earnings per share by $0.43 and diluted earnings per share by $0.37. For the twelve week period ended May 6, 2017, this increased net income by $11.4 million, basic earnings per share by $0.40 and diluted earnings per share by $0.32. For the sixteen week period ended August 26, 2017, this increased net income by $4.1 million, basic earnings per share by $0.15 and diluted earnings per share by $0.09. Prior period net income, basic earnings per share and diluted earnings per share amounts were not restated.

Note T – Subsequent Event

(Unaudited)

Subsequent to August 26, 2017, several storms made landfall and have resulted in extensive damage and flooding in Texas, Florida, Louisiana and Puerto Rico. The damage to the Company’s stores in Texas, Florida and Louisiana did not have a material impact on its consolidated financial statements. A full assessment of the extent of the damage to stores in Puerto Rico is expected to be completed in the weeks ahead. Currently, there is uncertainty as to the magnitude of the losses associated with this event and whether such losses would have a material effect on the Company’s consolidated financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of August 26, 2017, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective. During or subsequent to the quarter ended August 26, 2017, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in Part I of this document in the section entitled “Executive Officers of the Registrant,” is incorporated herein by reference in response to this item. Additionally, the information contained in AutoZone, Inc.’s Proxy Statement dated October 21, 2017, in the sections entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.

The Company has adopted a Code of Ethical Conduct for Financial Executives that applies to its chief executive officer, chief financial officer, chief accounting officer and other financial executives. The Company has made the Code of Ethical Conduct available on its investor relations website at http://www.autozoneinc.com.

Item 11. Executive Compensation

The information contained in AutoZone, Inc.’s Proxy Statement dated October 21, 2017, in the section entitled “Executive Compensation,” is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in AutoZone, Inc.’s Proxy Statement dated October 21, 2017, in the sections entitled “Security Ownership of Management and Board of Directors” and “Security Ownership of Certain Beneficial Owners,” is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accounting Fees and Services

The information contained in AutoZone, Inc.’s Proxy Statement dated October 21, 2017, in the section entitled “Proposal 2 – Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following information required under this item is filed as part of this report.

(a) Financial Statements

The following financial statements, related notes and reports of independent registered public accounting firm are filed with this Annual Report on Form 10-K in Part II, Item 8:

(b) Exhibits

The following exhibits are being filed herewith:

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Sixth Amended and Restated By-laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated October 7, 2015.

4.1	Indenture dated as of August 8, 2003, between AutoZone, Inc. and Bank One Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (No. 333-107828) filed August 11, 2003.

4.2	Officers’ Certificate dated August 4, 2008, pursuant to Section 3.2 of the Indenture dated August 11, 2003, setting forth the terms of the 7.125% Senior Notes due 2018. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated August 4, 2008.

4.3	Form of 7.125% Senior Note due 2018. Incorporated by reference from the Form 8-K dated August 4, 2008.

4.4	Officers’ Certificate dated November 15, 2010, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 4.000% Notes due 2020. Incorporated by reference to 4.1 to the Current Report on Form 8-K dated November 15, 2010.

4.5	Form of 4.000% Senior Note due 2020. Incorporated by reference from the Form 8-K dated November 15, 2010.

4.6	Officers’ Certificate dated April 24, 2012, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 3.700% Senior Notes due 2022. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 24, 2012.

4.7	Form of 3.700% Senior Notes due 2022. Incorporated by reference from the Form 8-K dated April 24, 2012

4.8	Officers’ Certificate dated November 13, 2012, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 2.875% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 13, 2012.

4.9	Form of 2.875% Senior Notes due 2023. Incorporated by reference from the Form 8-K dated November 13, 2012.

4.10	Officers’ Certificate dated April 29, 2013, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 29, 2013.

4.11	Form of 3.125% Senior Notes due 2023. Incorporated by reference to Exhibit 4.2 to the Form 8-K dated April 29, 2013.

4.12	Officers’ Certificate dated April 29, 2015, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 2.500% Senior Notes due 2021. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 29, 2015.

4.13	Form of 2.500% Note dated 2021. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated April 29, 2015.

4.14	Officers’ Certificate dated April 29, 2015, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.250% Senior Notes due 2025. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 29, 2015.

4.15	Form of 3.250% Note due 2025. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 29, 2015.

4.16	Officers’ Certificate dated April 21, 2016, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 1.625% Senior Notes due 2019. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 21, 2016.

4.17	Form of 1.625% Senior Notes due 2019. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated April 21, 2016.

4.18	Officers’ Certificate dated April 21, 2016, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2026. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 21, 2016.

4.19	Form of 3.125% Senior Notes due 2026. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 21, 2016.

4.20	Officers’ Certificate dated April 18, 2017, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.750% Senior Notes due 2027. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 18, 2017.

4.21	Form of 3.750% Senior Notes due 2027. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 18, 2017.

*10.1	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended August 26, 2000.

*10.2	AutoZone, Inc. 2003 Director Stock Option Plan. Incorporated by reference to Appendix C to the definitive proxy statement dated November 1, 2002, for the Annual Meeting of Stockholders held December 12, 2002.

*10.3	AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Appendix D to the definitive proxy statement dated November 1, 2002, for the Annual Meeting of Stockholders held December 12, 2002.

*10.4	Third Amendment to the AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 12, 2012.

*10.5	AutoZone, Inc. 2006 Stock Option Plan. Incorporated by reference to Appendix A to the definitive proxy statement dated October 25, 2006, for the Annual Meeting of Stockholders held December 13, 2006.

*10.6	Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended August 25, 2007.

*10.7	Amended and Restated AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated January 4, 2008.

*10.8	Amended and Restated AutoZone, Inc. 2003 Director Stock Option Plan. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K dated January 4, 2008.

*10.9	AutoZone, Inc. Enhanced Severance Pay Plan. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated February 15, 2008.

*10.10	Form of non-compete and non-solicitation agreement for Section 16 executive officers and by AutoZone, Inc. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated February 15, 2008.

*10.11	Form of non-compete and non-solicitation agreement approved by AutoZone’s Compensation Committee for execution by non-executive officers. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K dated February 15, 2008.

*10.12	Agreement dated February 14, 2008, between AutoZone, Inc. and William C. Rhodes, III. Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K dated February 15, 2008.

*10.13	Form of non-compete and non-solicitation agreement for Non-Section 16 officers and by AutoZone, Inc. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2008.

*10.14	AutoZone, Inc. 2010 Executive Incentive Compensation Plan, incorporated by reference to Exhibit A to the definitive proxy statement dated October 26, 2009, for the Annual Meeting of Stockholders held December 16, 2009.

*10.15	AutoZone, Inc. 2011 Equity Incentive Award Plan, incorporated by reference to Exhibit A to the definitive proxy statement dated October 25, 2010, for the Annual Meeting of Stockholders held December 15, 2010.

*10.16	Form of Stock Option Agreement under the 2006 Stock Option Plan, effective September 2010. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.17	Form of Stock Option Agreement under the 2006 Stock Option Plan for certain executive officers, effective September 2010. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.18	Form of Letter Agreement dated as of December 14, 2010, amending certain Stock Option Agreements of executive officers. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.19	AutoZone, Inc. 2011 Director Compensation Program. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.20	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated March 17, 2011.

*10.21	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for officers effective September 27, 2011. Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.22	First Amended and Restated AutoZone, Inc. Enhanced Severance Pay Plan. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated March 17, 2011.

*10.23	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for officers effective September 27, 2011. Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.24	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for certain executive officers effective September 27, 2011. Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.25	Sixth Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.26	Second Amended AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 14, 2011.

*10.27	Offer letter dated April 26, 2012, to Ronald B. Griffin. Incorporated by reference to Exhibit 10.39 of Annual Report on Form 10-K dated October 22, 2012.

*10.28	Offer letter dated February 7, 2013, to Albert Saltiel. Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q dated June 12, 2013.

*10.29	Third Amendment to the AutoZone, Inc. Executive Deferred Compensation Plan incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 12, 2012.

*10.30	Amended and Restated AutoZone, Inc. AutoZone, Inc. Executive Deferred Compensation Plan dated December 17, 2013. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated March 25, 2014.

*10.31	AutoZone, Inc. Director Compensation Program effective January 1, 2014. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated March 25, 2014.

*10.32	Amended and Restated AutoZone, Inc. 2011 Equity Incentive Award Plan dated December 16, 2015. Incorporated by reference to Exhibit A to the definitive proxy statement dated October 26, 2015, for the Annual Meeting of Stockholders held December 16, 2015.

*10.33	Third Amended and Restated Credit Agreement dated as of November 18, 2016, among AutoZone, Inc., as Borrower, the lenders party thereto and Bank of America, N.A. as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated November 21, 2016.

*10.34	364-Day Credit Agreement Dated as of November 18, 2016, among AutoZone, Inc. as Borrower, the lenders party thereto and Wells Fargo Bank National Association as Administrative Agent, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated November 21, 2016.

*10.35	AutoZone, Inc. Sixth Amended and Restated Executive Stock Purchase Plan. Incorporated by reference to Exhibit A to the definitive proxy statement dated October 24, 2016, for the Annual Meeting of Stockholders held December 14, 2016.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.

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

Dated: October 25, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ WILLIAM C. RHODES, III William C. Rhodes, III	Chairman, President and Chief Executive Officer (Principal Executive Officer)	October 25, 2017

/s/ WILLIAM T. GILES William T. Giles	Chief Financial Officer and Executive Vice President – Finance and Information Technology (Principal Financial Officer)	October 25, 2017

/s/ CHARLIE PLEAS, III Charlie Pleas, III	Senior Vice President and Controller (Principal Accounting Officer)	October 25, 2017

/s/ DOUGLAS H. BROOKS Douglas H. Brooks	Director	October 25, 2017

/s/ LINDA A. GOODSPEED Linda A. Goodspeed	Director	October 25, 2017

/s/ SUE E. GOVE Sue E. Gove	Director	October 25, 2017

/s/ EARL G. GRAVES, JR. Earl G. Graves, Jr.	Director	October 25, 2017

/s/ ENDERSON GUIMARAES Enderson Guimaraes	Director	October 25, 2017

/s/ J.R. HYDE, III J.R. Hyde, III	Director	October 25, 2017

/s/ D. BRYAN JORDAN D. Bryan Jordan	Director	October 25, 2017

/s/ W. ANDREW MCKENNA W. Andrew McKenna	Director	October 25, 2017

/s/ GEORGE R. MRKONIC, JR. George R. Mrkonic, Jr.	Director	October 25, 2017

/s/ LUIS P. NIETO Luis P. Nieto	Director	October 25, 2017