Form 10-Q
period 2017-11-18
AUTOZONE INC
filed 2017-12-19
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 18, 2017, or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value – 27,353,015 shares outstanding as of December 15, 2017.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	November 18, 2017	August 26, 2017
Assets
Current assets:
Cash and cash equivalents	$257,677	$293,270
Accounts receivable	272,450	280,733
Merchandise inventories	4,012,104	3,882,086
Other current assets	174,961	155,166

Total current assets	4,717,192	4,611,255
Property and equipment:
Property and equipment	6,952,694	6,873,193
Less: Accumulated depreciation and amortization	(2,891,743)	(2,842,175)

	4,060,951	4,031,018

Goodwill	391,887	391,887
Deferred income taxes	33,990	35,308
Other long-term assets	193,064	190,313

	618,941	617,508

	$ 9,397,084	$ 9,259,781

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,326,737	$4,168,940
Accrued expenses and other	583,972	563,350
Income taxes payable	156,931	34,011

Total current liabilities	5,067,640	4,766,301
Long-term debt	4,982,984	5,081,238
Deferred income taxes	382,244	371,111
Other long-term liabilities	489,315	469,508

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 28,761 shares issued and 27,262 shares outstanding as of November 18, 2017; 28,735 shares issued and 27,833 shares outstanding as of August 26, 2017	288	287
Additional paid-in capital	1,103,412	1,086,671
Retained deficit	(1,361,385)	(1,642,387)
Accumulated other comprehensive loss	(296,451)	(254,557)
Treasury stock, at cost	(970,963)	(618,391)

Total stockholders’ deficit	(1,525,099)	(1,428,377)

	$ 9,397,084	$ 9,259,781

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended
(in thousands, except per share data)	November 18, 2017	November 19, 2016
Net sales	$2,589,131	$2,467,845
Cost of sales, including warehouse and delivery expenses	1,223,283	1,166,303

Gross profit	1,365,848	1,301,542
Operating, selling, general and administrative expenses	897,094	842,640

Operating profit	468,754	458,902
Interest expense, net	38,889	33,306

Income before income taxes	429,865	425,596
Income taxes	148,862	147,471

Net income	$281,003	$278,125

Weighted average shares for basic earnings per share	27,638	28,951
Effect of dilutive stock equivalents	458	752

Weighted average shares for diluted earnings per share	28,096	29,703

Basic earnings per share	$10.17	$9.61

Diluted earnings per share	$10.00	$9.36

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended
(in thousands)	November 18, 2017	November 19, 2016
Net income	$281,003	$278,125
Other comprehensive loss:
Pension liability adjustments, net of taxes(1)	1,316	1,816
Foreign currency translation adjustments	(43,217)	(40,591)
Unrealized losses on marketable securities, net of taxes(2)	(316)	(229)
Net derivative activities, net of taxes(3)	323	330

Total other comprehensive loss	(41,894)	(38,674)

Comprehensive income	$239,109	$239,451

(1)	Pension liability adjustments are presented net of taxes of $1,161 in fiscal 2018 and $1,385 in fiscal 2017.
(2)	Unrealized gains on marketable securities are presented net of taxes of $170 in fiscal 2018 and $144 in fiscal 2017.
(3)	Net derivative activities are presented net of taxes of $186 in fiscal 2018 and $179 in fiscal 2017.

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twelve Weeks Ended
(in thousands)	November 18, 2017	November 19, 2016
Cash flows from operating activities:
Net income	$281,003	$278,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	77,986	71,812
Amortization of debt origination fees	1,999	1,950
Deferred income taxes	8,556	6,881
Share-based compensation expense	11,086	9,787
Changes in operating assets and liabilities:
Accounts receivable	6,671	14,935
Merchandise inventories	(151,396)	(160,918)
Accounts payable and accrued expenses	185,009	77,360
Income taxes payable	123,292	95,523
Other, net	20,811	11,045

Net cash provided by operating activities	565,017	406,500

Cash flows from investing activities:
Capital expenditures	(110,278)	(97,917)
Purchase of marketable securities	(61,505)	(10,843)
Proceeds from sale of marketable securities	36,776	8,752
Disposal of capital assets and other, net	354	357

Net cash used in investing activities	(134,653)	(99,651)

Cash flows from financing activities:
Net (payments) proceeds of commercial paper	(99,000)	72,200
Net proceeds from sale of common stock	7,033	5,742
Purchase of treasury stock	(352,572)	(362,634)
Payments of capital lease obligations	(18,000)	(11,012)
Other, net	(1,165)	(2,222)

Net cash used in financing activities	(463,704)	(297,926)

Effect of exchange rate changes on cash	(2,253)	(3,119)

Net (decrease) increase in cash and cash equivalents	(35,593)	5,804
Cash and cash equivalents at beginning of period	293,270	189,734

Cash and cash equivalents at end of period	$257,677	$195,538

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and related notes included in the AutoZone, Inc. (“AutoZone” or the “Company”) Annual Report on Form 10-K for the year ended August 26, 2017.

Operating results for the twelve weeks ended November 18, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 25, 2018. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2018 and 2017 each have 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Recently Issued Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This ASU, along with subsequent ASU’s issued to clarify certain provisions of ASU 2014-09, is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This update will be effective for the Company at the beginning of its fiscal 2019 year. The Company established a cross-functional implementation team to evaluate and identify the impact of the new standard on the Company’s financial position, results of operations and cash flows. Based on the preliminary work completed, the Company is considering the potential implications of the new standard on the Company’s recognition of customer related accounts receivable, warranty costs, the Company’s loyalty program, gift cards, subscriptions and other related topics in addition to all applicable financial statement disclosures required by the new guidance. The Company is currently in the process of identifying changes to its business processes, systems and controls to support adoption of the new standard. At this time, the team has not completed its full analysis on impact or means of adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. This update will be effective for the Company at the beginning of its fiscal 2020 year. The Company established a cross-functional implementation team to evaluate and identify the impact of ASU 2016-02 on the Company’s financial position, results of operations and cash flows. Based on the preliminary work completed, the Company is considering the possible implications of the new standard, including the discount rate to be used in valuing new and existing leases, the treatment of existing favorable and unfavorable lease agreements acquired in connection with previous acquisitions, procedural and operational changes that may be necessary to comply with the provisions of the guidance and all applicable financial statement disclosures required by the new guidance. The Company is also in the process of identifying changes to its business processes, systems and controls to support adoption of the new standard. At this time, the team has not completed its full analysis and is unable to quantify the impact; however, the Company believes the adoption of the new guidance will have a material impact on the total assets and total liabilities reported on the Company’s consolidated balance sheets.

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

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $11.1 million for the twelve week period ended November 18, 2017, and $9.8 million for the comparable prior year period.

During the twelve week period ended November 18, 2017, 24,761 stock options were exercised at a weighted average exercise price of $284.04. In the comparable prior year period, 22,612 stock options were exercised at a weighted average exercise price of $301.09.

The Company made stock option grants of 282,820 shares during the twelve week period ended November 18, 2017, and granted options to purchase 288,305 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the twelve week periods ended November 18, 2017, and November 19, 2016, using the Black-Scholes-Merton multiple-option pricing valuation model, was $128.93 and $139.66 per share, respectively, using the following weighted average key assumptions:

	Twelve Weeks Ended
	November 18, 2017	November 19, 2016
Expected price volatility	20%	18%
Risk-free interest rate	1.9%	1.2%
Weighted average expected lives (in years)	5.1	5.1
Forfeiture rate	10%	10%
Dividend yield	0%	0%

See AutoZone’s Annual Report on Form 10-K for the year ended August 26, 2017, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s Amended and Restated 2011 Equity Incentive Award Plan, the 2011 Director Compensation Program and the 2014 Director Compensation Plan.

For the twelve week period ended November 18, 2017, 802,195 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 564,119 anti-dilutive shares were excluded from the dilutive earnings per share computation.

Note C – Fair Value Measurements

The Company defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the fair value hierarchy, which prioritizes the inputs used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy are set forth below:

Level 1 inputs—unadjusted quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date.

Level 2 inputs—inputs other than quoted market prices included within Level 1 that are observable, either directly or indirectly, for the asset or liability.

Level 3 inputs—unobservable inputs for the asset or liability, which are based on the Company’s own assumptions as there is little, if any, observable activity in identical assets or liabilities.

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	November 18, 2017
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$42,587	$447	$—	$43,034
Other long-term assets	54,467	27,614	—	82,081

	$97,054	$28,061	$—	$125,115

	August 26, 2017
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$18,453	$120	$—	$18,573
Other long-term assets	53,319	28,981	—	82,300

	$71,772	$29,101	$—	$100,873

At November 18, 2017, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheet consisted of short-term marketable securities of $43.0 million, which are included within Other current assets, and long-term marketable securities of $82.1 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable securities, by asset class, are described in “Note D – Marketable Securities.”

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain non-financial assets and liabilities are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. These non-financial assets and liabilities could include assets and liabilities acquired in an acquisition as well as property, plant and equipment that are determined to be impaired. As of November 18, 2017, and August 26, 2017, the Company did not have any significant non-financial assets or liabilities that had been measured at fair value on a non-recurring basis subsequent to initial recognition.

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

Note D – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	November 18, 2017
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$75,729	$8	$(302)	$75,435
Government bonds	18,685	—	(82)	18,603
Mortgage-backed securities	4,385	1	(52)	4,334
Asset-backed securities and other	26,813	1	(71)	26,743

	$125,612	$10	$(507)	$125,115

	August 26, 2017
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$39,917	$73	$(13)	$39,977
Government bonds	31,076	49	(74)	31,051
Mortgage-backed securities	4,850	2	(42)	4,810
Asset-backed securities and other	25,042	28	(35)	25,035

	$100,885	$152	$(164)	$100,873

The debt securities held at November 18, 2017, had effective maturities ranging from less than one year to approximately three years. The Company did not realize any material gains or losses on its marketable securities during the twelve week period ended November 18, 2017.

The Company holds 102 securities that are in an unrealized loss position of approximately $507 thousand at November 18, 2017. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.

Included above in total marketable securities are $85.3 million of marketable securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note E – Derivative Financial Instruments

At November 18, 2017, the Company had $9.6 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week period ended November 18, 2017, the Company reclassified $509 thousand of net losses from Accumulated other comprehensive loss to Interest expense. In the comparable prior year period, the Company reclassified $509 thousand of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $2.2 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note F – Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method for domestic inventories and the weighted average cost method for Mexico and Brazil inventories. Due to price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is not to write up inventory in excess of replacement cost, which is based on average cost. The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $425.9 million at November 18, 2017 and $414.9 million at August 26, 2017.

Note G – Pension and Savings Plans

The components of net periodic pension expense related to the Company’s pension plans consisted of the following:

	Twelve Weeks Ended
(in thousands)	November 18, 2017	November 19, 2016
Interest cost	$2,390	$2,385
Expected return on plan assets	(4,384)	(4,628)
Amortization of net loss	2,477	3,201

Net periodic pension expense	$483	$958

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the twelve week period ended November 18, 2017, the Company did not make contributions to its funded plan. The Company expects to contribute approximately $20.3 million to the plan during the remainder of fiscal 2018; however, a change to the expected cash funding may be impacted by a change in interest rates, a change in the actual or expected return on plan assets or through other plans initiated by management.

Note H – Financing

The Company’s long-term debt consisted of the following:

(in thousands)	November 18, 2017	August 26, 2017
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	$250,000	$250,000
1.625% Senior Notes due April 2019, effective interest rate of 1.77%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
2.500% Senior Notes due April 2021, effective interest rate of 2.62%	250,000	250,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate of 3.83%	600,000	600,000
Commercial paper, weighted average interest rate of 1.44% and 1.44% at November 18, 2017 and August 26, 2017, respectively	1,056,100	1,155,100

Total debt before discounts and debt issuance costs	5,006,100	5,105,100
Less: Discounts and debt issuance costs	23,116	23,862

Long-term debt	$4,982,984	$5,081,238

As of November 18, 2017, the commercial paper borrowings and the $250 million 7.125% Senior Notes due August 2018 were classified as long-term in the accompanying Consolidated Balance Sheets as the Company had the ability and intent to refinance on a long-term basis through available capacity in its revolving credit facilities. As of November 18, 2017, the Company had $1.997 billion of availability under its $2.0 billion revolving credit facilities, which would allow it to replace these short-term obligations with long-term financing facilities.

The Company entered into a Master Extension, New Commitment and Amendment Agreement dated as of November 18, 2017 (the “Extension Amendment”) to the Third Amended and Restated Credit Agreement dated as of November 18, 2016, as amended, modified, extended or restated from time to time among AutoZone as Borrower, the several lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent and Swingline Lender, JPMorgan Chase Bank, N.A. as Syndication Agent (“JPMorgan”), arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) and J.P. Morgan as Joint Lead Arrangers and Merrill Lynch, J.P. Morgan, SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, Wells Fargo Securities, LLC and Barclays Capital as Joint Book Runners (the “Revolving Credit Agreement”). Under the Extension Amendment: (i) the Company’s borrowing capacity under the Revolving Credit Agreement was increased from $1.6 billion to $2.0 billion; (ii) the Company’s option to increase its borrowing capacity under the Revolving Credit Agreement was “refreshed” and the amount of such option remains at $400 million; the maximum borrowing under the Revolving Credit Agreement may, at the Company’s option, subject to lenders approval, be increased from $2.0 billion to $2.4 billion; (iii) the termination date of the Revolving Credit Agreement was extended from November 18, 2021 until November 18, 2022; and (iv) the Company has the option to make one additional written request of the lenders to extend the termination date then in effect for an additional one year. Under the revolving credit facility, the Company may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the revolving credit facility, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. The Extension Amendment made no other changes to the Revolving Credit Agreement. As of November 18, 2017, the Company had $3.3 million of outstanding letters of credit under the Revolving Credit Agreement.

On November 18, 2016, the Company amended and restated its existing 364-Day revolving credit facility (the “New 364-Day Credit Agreement”) by decreasing the committed credit amount from $500 million to $400 million, extending the expiration date by one year and renegotiating other terms and conditions. The credit facility was available to primarily support commercial paper borrowings and other short-term unsecured bank loans. Under the credit facility, the Company could borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrued on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable margin, as defined in the revolving credit facility, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrued on base rate loans as defined in the credit facility. The New 364-Day Credit Agreement expired on November 17, 2017 and the Company did not renew this revolving credit facility.

The fair value of the Company’s debt was estimated at $5.052 billion as of November 18, 2017, and $5.171 billion as of August 26, 2017, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $69.1 million at November 18, 2017, and $90.3 million at August 26, 2017, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts.

All senior notes are subject to an interest rate adjustment if the debt ratings assigned to the senior notes are downgraded (as defined in the agreements). Further, the senior notes contain a provision that repayment of the senior notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our senior notes contain minimal covenants, primarily restrictions on liens. Under our revolving credit facilities, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of November 18, 2017, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

Note I – Stock Repurchase Program

From January 1, 1998 to November 18, 2017, the Company has repurchased a total of 142.9 million shares of its common stock at an aggregate cost of $18.179 billion, including 597,430 shares of its common stock at an aggregate cost of $352.6 million during the twelve week period ended November 18, 2017. On March 21, 2017, the Board voted to increase the authorization by $750 million. This raised the total value of shares authorized to be repurchased to $18.65 billion. Considering the cumulative repurchases as of November 18, 2017, the Company had $471.1 million remaining under the Board’s authorization to repurchase its common stock.

Subsequent to November 18, 2017, the Company has repurchased 13,002 shares of its common stock at an aggregate cost of $8.0 million.

Note J – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss for the twelve week periods ended November 18, 2017 and November 19, 2016 consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at August 26, 2017	$(72,376)	$(175,814)	$(11)		$(6,356)	$(254,557)
Other comprehensive (loss) before reclassifications(1)	—	(43,217)	(314)		—	(43,531)
Amounts reclassified from Accumulated other comprehensive loss(1)	1,316 (2)	—	(2	)(4)	323 (5)	1,637

Balance at November 18, 2017	$(71,060)	$(219,031)	$(327)		$(6,033)	$(296,451)

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total
Balance at August 27, 2016	$(88,890)	$(211,012)	$120		$(7,747)	$(307,529)
Other comprehensive (loss) before reclassifications(1)	—	(40,591)	(235)		—	(40,826)
Amounts reclassified from Accumulated other comprehensive loss(1)	1,816 (2)	—	6	(4)	330 (5)	2,152

Balance at November 19, 2016	$(87,074)	$(251,603)	$(109)		$(7,417)	$(346,203)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $1,161 in fiscal 2018 and $1,385 in fiscal 2017, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized losses on marketable securities, net of taxes of $1 in fiscal 2018 and $3 in fiscal 2017, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $186 in fiscal 2018 and $179 in fiscal 2017, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Note K – Goodwill and Intangibles

As of November 18, 2017, there were no changes to the carrying amount of goodwill as described in our Annual Report on Form 10-K for the year ended August 26, 2017.

The carrying amounts of intangible assets are included in Other long-term assets as follows:

(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Technology	3-5 years	$10,570	$(9,994)	$576
Noncompete agreements	5 years	1,300	(1,223)	77
Customer relationships	3-10 years	49,676	(26,161)	23,515

		$61,546	$(37,378)	24,168

Non-amortizing intangible asset:
Trade name				26,900

Total intangible assets other than goodwill				$51,068

Amortization expense of intangible assets for the twelve week periods ended November 18, 2017 and November 19, 2016 was $1.4 million and $2.0 million, respectively.

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

Note M – Segment Reporting

The Company’s four operating segments (Domestic Auto Parts, Mexico, Brazil and IMC) are aggregated as one reportable segment: Auto Parts Locations. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in Note A in its Annual Report on Form 10-K for the year ended August 26, 2017.

The Auto Parts Locations segment is a retailer and distributor of automotive parts and accessories through the Company’s 6,049 locations in the United States, Puerto Rico, Mexico and Brazil. Each location carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended
(in thousands)	November 18, 2017	November 19, 2016
Net Sales
Auto Parts Locations	$2,510,128	$2,389,561
Other	79,003	78,284

Total	$2,589,131	$2,467,845

Segment Profit
Auto Parts Locations	$1,322,444	$1,257,767
Other	43,404	43,775

Gross profit	1,365,848	1,301,542
Operating, selling, general and administrative expenses	(897,094)	(842,640)
Interest expense, net	(38,889)	(33,306)

Income before income taxes	$429,865	$425,596

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of November 18, 2017, the related condensed consolidated statements of income for the twelve week periods ended November 18, 2017 and November 19, 2016, the condensed consolidated statements of comprehensive income for the twelve week periods ended November 18, 2017 and November 19, 2016, and the condensed consolidated statements of cash flows for the twelve week periods ended November 18, 2017 and November 19, 2016. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AutoZone, Inc. as of August 26, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for the year then ended, not presented herein, and, in our report dated October 25, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 26, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

December 19, 2017

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results. The review of Management’s Discussion and Analysis should be made in conjunction with our condensed consolidated financial statements, related notes and other financial information, forward-looking statements and other risk factors included elsewhere in this quarterly report.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand; energy prices; weather; competition; credit market conditions; access to available and feasible financing; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; war and the prospect of war, including terrorist activity; inflation; the ability to hire and retain qualified employees; construction delays; the compromising of confidentiality, availability, or integrity of information, including cyber attacks; and raw material costs of suppliers. Certain of these risks are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of our Annual Report on Form 10-K for the year ended August 26, 2017, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance, and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in “Risk Factors” could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results.

Overview

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at November 18, 2017, operated 5,480 AutoZone stores in the United States, including Puerto Rico; 529 in Mexico; 14 in Brazil; and 26 Interamerican Motor Corporation (“IMC”) branches. Each AutoZone store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At November 18, 2017, in 4,622 of our domestic AutoZone stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in AutoZone stores in Mexico and Brazil. IMC branches carry an extensive line of original equipment quality import replacement parts. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and accessories, performance and replacement parts through www.autoanything.com, and our commercial customers can make purchases through www.autozonepro.com and www.imcparts.net. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve weeks ended November 18, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2018. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2017 and fiscal 2018 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales were up 4.9% for the quarter driven by sales of $169.7 million from new domestic AutoZone stores and an increase in domestic same store sales (sales from stores open at least one year) of 2.3%. Earnings per share increased 6.8% for the quarter.

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

During the first quarter of fiscal 2018, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 87% of total sales compared with approximately 85% of total sales in the comparable prior year period, with failure related categories continuing to be our largest set of categories. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by severe or unusual weather over a short term period. Over the long term, we believe the impact of the weather on our sales mix is not significant.

Our primary response to fluctuations in the demand for the products we sell is to adjust our advertising message, store staffing and product assortment. In recent years, we initiated a variety of strategic tests focused on increasing inventory availability in our domestic stores. As part of those tests, we closely studied our hub distribution model, store inventory levels and product assortment, which led to strategic tests on increased frequency of delivery to our domestic stores and significantly expanding parts assortment in select domestic stores we call mega hubs. During fiscal 2015, we concluded our tests on these specific new concepts. During fiscal 2016 and most of fiscal 2017, we continued the implementation of more frequent deliveries from our distribution centers to improve the in-stock levels for SKUs stocked in our stores. In the latter part of fiscal 2017, we made substantial changes to test different scenarios to determine the optimal approach around increased delivery frequency. We expect to conclude this test in fiscal 2018. While we continue to learn from our frequency of delivery tests, we remain committed to the rollout of our mega hub strategy to add additional SKUs to local markets.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. The average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. Since the beginning of fiscal 2018 and through September 2017 (latest publicly available information), miles driven have been essentially flat.

Twelve Weeks Ended November 18, 2017

Compared with Twelve Weeks Ended November 19, 2016

Net sales for the twelve weeks ended November 18, 2017 increased $121.3 million to $2.589 billion, or 4.9%, over net sales of $2.468 billion for the comparable prior year period. Total auto parts sales increased by 5.0%, primarily driven by net sales of $169.7 million from new domestic AutoZone stores. Domestic commercial sales increased $30.6 million, or 6.7%, over the comparable prior year period.

Gross profit for the twelve weeks ended November 18, 2017 was $1.366 billion, or 52.8% of net sales, compared with $1.302 billion, or 52.7% of net sales, during the comparable prior year period. Gross margin was flat for the quarter, with higher merchandise margins being offset by higher inventory shrink results (-11 basis points).

Operating, selling, general and administrative expenses for the twelve weeks ended November 18, 2017 were $897.1 million, or 34.6% of net sales, compared with $842.6 million, or 34.1% of net sales, during the comparable prior year period. Operating expenses, as a percentage of sales, were higher than last year primarily due to hurricane-related expenses incurred during the quarter (-35 basis points) and deleverage on occupancy costs (-19 basis points).

Net interest expense for the twelve weeks ended November 18, 2017 was $38.9 million compared with $33.3 million during the comparable prior year period. The increase was primarily due to higher weighted average borrowing rates over the comparable year period. Average borrowings for the twelve weeks ended November 18, 2017 were $4.946 billion, compared with $4.935 billion for the comparable prior year period. Weighted average borrowing rates were 3.1% for the twelve weeks ended November 18, 2017 and 2.6% for the twelve weeks ended November 19, 2016.

Our effective income tax rate was 34.6% of pretax income for the twelve weeks ended November 18, 2017 and 34.7% for the comparable prior year period.

Net income for the twelve week period ended November 18, 2017 increased by $2.9 million to $281.0 million due to the factors set forth above, and diluted earnings per share increased by 6.8% to $10.00 from $9.36 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.64.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the twelve weeks ended November 18, 2017, our net cash flows from operating activities provided $565.0 million as compared with $406.5 million provided during the comparable prior year period. The increase is primarily due to the timing of accrued payments.

Our net cash flows used in investing activities for the twelve weeks ended November 18, 2017 was $134.7 million as compared with $99.7 million in the comparable prior year period. Capital expenditures for the twelve weeks ended November 18, 2017 were $110.3 million compared to $97.9 million for the comparable prior year period. The increase is primarily driven by our capital expenditures related to an acceleration in the development of new stores and distribution centers. During the twelve week period ended November 18, 2017, we opened 20 net new locations. In the comparable prior year period, we opened 21 net new locations. Investing cash flows were impacted by our wholly owned captive, which purchased $61.5 million and sold $36.8 million in marketable securities during the twelve weeks ended November 18, 2017. During the comparable prior year period, the captive purchased $10.8 million in marketable securities and sold $8.8 million in marketable securities.

Our net cash flows used in financing activities for the twelve weeks ended November 18, 2017 were $463.7 million compared to $297.9 million in the comparable prior year period. For the twelve week period ended November 18, 2017, there were $99.0 million in net repayments of commercial paper, as compared to $72.2 million in net proceeds in the comparable prior year period. Stock repurchases were $352.6 million in the current twelve week period as compared with $362.6 million in the comparable prior year period. For the twelve weeks ended November 18, 2017, proceeds from the sale of common stock and exercise of stock options provided $7.0 million. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $5.7 million.

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

In addition to the building and land costs, our new locations require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate. In recent years, we initiated a variety of strategic tests focused on increasing inventory availability, which increased our inventory per location. Many of our vendors have supported our initiative to update our product assortments by providing extended payment terms. These extended payment terms have allowed us to continue our high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 107.8% at November 18, 2017, compared to 110.3% at November 19, 2016. The decrease was primarily due to the increase in inventory availability initiatives that added additional slow-turning hard part inventory and the growth in long-term vendor obligations that are not included in AP.

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

For the trailing four quarters ended November 18, 2017, our after-tax return on invested capital (“ROIC”) was 29.6% as compared to 31.3% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by average invested capital (which includes a factor to capitalize operating leases). ROIC decreased primarily due to the impact of recent investments in the business. Currently, these investments are diluting our return metrics. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Debt Facilities

We entered into a Master Extension, New Commitment and Amendment Agreement dated as of November 18, 2017 (the “Extension Amendment”) to the Third Amended and Restated Credit Agreement dated as of November 18, 2016, as amended, modified, extended or restated from time to time among AutoZone as Borrower, the several lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent and Swingline Lender, JPMorgan Chase Bank, N.A. as Syndication Agent (“JPMorgan”), arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) and J.P. Morgan as Joint Lead Arrangers and Merrill Lynch, J.P. Morgan, SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, Wells Fargo Securities, LLC and Barclays Capital as Joint Book Runners (the “Revolving Credit Agreement”). Under the Extension Amendment: (i) our borrowing capacity under the Revolving Credit Agreement was increased from $1.6 billion to $2.0 billion; (ii) our option to increase the borrowing capacity under the Revolving Credit Agreement was “refreshed” and the amount of such option remains at $400 million; the maximum borrowing under the Revolving Credit Agreement may, at our option, subject to lenders approval, be increased from $2.0 billion to $2.4 billion; (iii) the termination date of the Revolving Credit Agreement was extended from November 18, 2021 until November 18, 2022; and (iv) we have the option to make one additional written request of the lenders to extend the termination date then in effect for an additional one year. Under the revolving credit facility, we may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the revolving credit facility, depending upon our senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. The Extension Amendment made no other changes to the Revolving Credit Agreement. As of November 18, 2017, we had $3.3 million of outstanding letters of credit under the Revolving Credit Agreement.

On November 18, 2016, we amended and restated our existing 364-Day revolving credit facility (the “New 364-Day Credit Agreement”) by decreasing the committed credit amount from $500 million to $400 million, extending the expiration date by one year and renegotiating other terms and conditions. The credit facility was available to primarily support commercial paper borrowings and other short-term unsecured bank loans. Under the credit facility, we could borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrued on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable margin, as defined in the revolving credit facility, depending upon our senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrued on base rate loans as defined in the credit facility. The New 364-Day Credit Agreement expired on November 17, 2017 and we did not renew this revolving credit facility.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $75 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of November 18, 2017, we had $75.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2019.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $30.3 million in letters of credit outstanding as of November 18, 2017. These letters of credit have various maturity dates and were issued on an uncommitted basis.

All senior notes are subject to an interest rate adjustment if the debt ratings assigned to the senior notes are downgraded (as defined in the agreements). Further, the senior notes contain a provision that repayment of the senior notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our senior notes contain minimal covenants, primarily restrictions on liens. Under our revolving credit facilities, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of November 18, 2017, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

As of November 18, 2017, $1.056 billion of commercial paper borrowings and the $250 million 7.125% Senior Notes due August 2018 were classified as long-term in the Consolidated Balance Sheets as we had the ability and intent to refinance on a long-term basis through available capacity in our revolving credit facilities. As of November 18, 2017, we had $1.997 billion of availability under our $2.0 billion revolving credit facilities, which would allow us to replace these short-term obligations with long-term financing facilities.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.5:1 as of November 18, 2017, and was 2.5:1 as of November 19, 2016. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. To the extent EBITDAR continues to grow in future years, we expect our debt levels to increase; conversely, if EBITDAR declines, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

From January 1, 1998 to November 18, 2017, we have repurchased a total of 142.9 million shares of our common stock at an aggregate cost of $18.179 billion, including 597,430 shares of our common stock at an aggregate cost of $352.6 million during the twelve week period ended November 18, 2017. On March 21, 2017, the Board voted to increase the authorization by $750 million. This raised the total value of shares authorized to be repurchased to $18.65 billion. Considering cumulative repurchases as of November 18, 2017, we had $471.1 million remaining under the Board’s authorization to repurchase our common stock.

Subsequent to November 18, 2017, we have repurchased 13,002 shares of our common stock at an aggregate cost of $8.0 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at November 18, 2017, was $108.6 million compared with $88.6 million at August 26, 2017, and our total surety bonds commitment at November 18, 2017, was $28.0 million compared with $28.8 million at August 26, 2017.

Financial Commitments

Except for the previously discussed amendments to our existing revolving credit facilities, debt issuance and retirement, as of November 18, 2017, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 26, 2017.

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

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital “ROIC”

The following tables calculate the percentages of ROIC for the trailing four quarters ended November 18, 2017 and November 19, 2016.

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 26, 2017	Twelve Weeks Ended November 19, 2016	Forty Weeks Weeks Ended August 26, 2017	Twelve Weeks Ended November 18, 2017	Trailing Four Quarters Ended November 18, 2017
Net income	$1,280,869	$278,125	$1,002,744	$281,003	$1,283,747
Adjustments:
Interest expense	154,580	33,306	121,274	38,889	160,163
Rent expense	302,928	66,981	235,947	69,655	305,602
Tax effect(1)	(153,265)	(34,900)	(118,365)	(36,362)	(154,727)

After-tax return	$1,585,112	$343,512	$1,241,600	$353,185	$1,594,785

Average debt(2)					$5,073,275
Average deficit(3)					(1,678,071)
Rent x 6(4)					1,833,612
Average capital lease obligations(5)					152,517

Invested capital					$5,381,333

ROIC					29.6%

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 27, 2016	Twelve Weeks Ended November 21, 2015	Forty Weeks Ended August 27, 2016	Twelve Weeks Ended November 19, 2016	Trailing Four Quarters Ended November 19, 2016
Net income	$1,241,007	$258,112	$982,895	$278,125	$1,261,020
Adjustments:
Interest expense	147,681	35,010	112,671	33,306	145,977
Rent expense	280,490	63,997	216,493	66,981	283,474
Tax effect(1)	(149,004)	(34,454)	(114,550)	(34,900)	(149,450)

After-tax return	$1,520,174	$322,665	$1,197,509	$343,512	$1,541,021

Average debt(2)					$4,894,916
Average deficit(3)					(1,813,096)
Rent x 6(4)					1,700,844
Average capital lease obligations(5)					135,540

Invested capital					$4,918,204

ROIC					31.3%

(1)	The effective tax rate was 33.5% and 34.8% over the trailing four quarters ended November 18, 2017 and November 19, 2016, respectively.
(2)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(3)	Average equity is equal to the average of our stockholders’ deficit measured as of the previous five quarters.
(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(5)	Average capital lease obligations are equal to the average of our capital lease obligations measured as of the previous five quarters.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Interest, Taxes, Depreciation, Rent and Share-Based Expense “EBITDAR”

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended November 18, 2017 and November 19, 2016.

	A	B	A-B=C	D	C+D

(in thousands, except ratio)	Fiscal Year Ended August 26, 2017	Twelve Weeks Ended November 19, 2016	Forty Weeks Ended August 26, 2017	Twelve Weeks Ended November 18, 2017	Trailing Four Quarters Ended November 18, 2017
Net income	$1,280,869	$278,125	$1,002,744	$281,003	$1,283,747
Add: Interest expense	154,580	33,306	121,274	38,889	160,163
Income tax expense	644,620	147,471	497,149	148,862	646,011

EBIT	2,080,069	458,902	1,621,167	468,754	2,089,921
Add: Depreciation expense	323,051	71,812	251,239	77,986	329,225
Rent expense	302,928	66,981	235,947	69,655	305,602
Share-based expense	38,244	9,787	28,457	11,086	39,543

EBITDAR	$2,744,292	$607,482	$2,136,810	$627,481	$2,764,291

Debt					$4,982,984
Capital lease obligations					159,540
Rent x 6(1)					1,833,612

Adjusted debt					$6,976,136

Adjusted debt / EBITDAR					2.5

	A	B	A-B=C	D	C+D

(in thousands, except ratio)	Fiscal Year Ended August 27, 2016	Twelve Weeks Ended November 21, 2015	Forty Weeks Ended August 27, 2016	Twelve Weeks Ended November 19, 2016	Trailing Four Quarters Ended November 19, 2016
Net income	$1,241,007	$258,112	$982,895	$278,125	$1,261,020
Add: Interest expense	147,681	35,010	112,671	33,306	145,977
Income tax expense	671,707	144,873	526,834	147,471	674,305

EBIT	2,060,395	437,995	1,622,400	458,902	2,081,302
Add: Depreciation expense	297,397	66,283	231,114	71,812	302,926
Rent expense	280,490	63,997	216,493	66,981	283,474
Share-based expense	39,825	8,656	31,169	9,787	40,956

EBITDAR	$2,678,107	$576,931	$2,101,176	$607,482	$2,708,658

Debt					$4,997,446
Capital lease obligations					150,829
Rent x 6(1)					1,700,844

Adjusted debt					$6,849,119

Adjusted debt / EBITDAR					2.5

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.

Reconciliation of Non-GAAP Financial Measure: Adjusted Diluted Earnings Per Share

The following table calculates the adjusted diluted earnings per share. Adjusted diluted earnings per share is calculated to exclude the impact of excess tax benefits from option exercises under the new accounting guidance for share-based payments:

	Twelve Weeks Ended
	November 18, 2017	November 19, 2016
Diluted earnings per share	$10.00	$9.36
Impact of excess tax benefits from option exercises	(0.04)	(0.03)

Adjusted diluted earnings per share	$9.96	$9.33

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

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 26, 2017. Our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended August 26, 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At November 18, 2017, the only material change to our instruments and positions that are sensitive to market risk since the disclosures in our 2017 Annual Report to Stockholders was the $99.0 million net decrease in commercial paper.

The fair value of our debt was estimated at $5.052 billion as of November 18, 2017 and $5.171 billion as of August 26, 2017, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value was greater than the carrying value of debt by $69.1 million at November 18, 2017 and $90.3 million at August 26, 2017. We had $1.056 billion of variable rate debt outstanding at November 18, 2017 and $1.155 billion of variable rate debt outstanding at August 26, 2017. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $10.6 million in fiscal 2018. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $3.927 billion, net of unamortized debt issuance costs of $23.1 million at November 18, 2017 and $3.926 billion, net of unamortized debt issuance costs of $23.9 million at August 26, 2017. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $186.4 million at November 18, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 18, 2017, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 18, 2017.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 18, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 26, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended November 18, 2017, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
August 27, 2017 to September 23, 2017	27,500	$544.45	27,500	$808,729,457
September 24, 2017 to October 21, 2017	330,415	592.75	330,415	612,875,452
October 22, 2017 to November 18, 2017	239,515	591.80	239,515	471,130,284

Total	597,430	$590.15	597,430	$471,130,284

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended on March 21, 2017 to increase the repurchase authorization by $750 million. This brings the total value of shares to be repurchased to $18.65 billion. All of the above repurchases were part of this program. Subsequent to November 18, 2017, we have repurchased 13,002 shares of our common stock at an aggregate cost of $8.0 million.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are being filed herewith:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Sixth Amended and Restated By-laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated October 7, 2015.

4.1	Master Extension, New Commitment and Amendment Agreement dated as of November 18, 2017 among AutoZone, Inc. as Borrower; Bank of America, N.A. as Administrative Agent and Swingline Lender; JPMorgan Chase Bank, N.A. as Syndication Agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Chase Bank, N.A. as Joint Lead Arrangers; Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Chase Bank, N.A., SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, Wells Fargo Securities, LLC and Barclay’s Capital as Joint Book Runners; SunTrust Bank, U.S. Bank National Association, Wells Fargo Bank, National Association and Barclay’s Bank PLC as Documentation Agents; and the several lenders party thereto. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated November 18, 2017.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

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

Dated: December 19, 2017