Form 10-Q
period 2018-02-10
AUTOZONE INC
filed 2018-03-16
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 10, 2018, or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Emerging growth company ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value – 26,900,873 shares outstanding as of March 9, 2018.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	February 10, 2018	August 26, 2017

Assets
Current assets:
Cash and cash equivalents	$288,522	$293,270
Accounts receivable	282,532	280,733
Merchandise inventories	4,085,528	3,882,086
Other current assets	169,725	155,166

Total current assets	4,826,307	4,611,255

Property and equipment:
Property and equipment	7,041,562	6,873,193
Less: Accumulated depreciation and amortization	(2,960,261)	(2,842,175)

	4,081,301	4,031,018

Goodwill	302,645	391,887
Deferred income taxes	34,251	35,308
Other long-term assets	159,215	190,313

	496,111	617,508

	$9,403,719	$9,259,781

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,365,666	$4,168,940
Accrued expenses and other	576,224	563,350
Income taxes payable	5,338	34,011

Total current liabilities	4,947,228	4,766,301

Long-term debt	5,043,541	5,081,238
Deferred income taxes	222,932	371,111
Other long-term liabilities	520,565	469,508

Commitments and contingencies	–	–

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	–	–
Common stock, par value $.01 per share, authorized 200,000 shares; 27,465 shares issued and 27,251 shares outstanding as of February 10, 2018; 28,735 shares issued and 27,833 shares outstanding as of August 26, 2017	275	287
Additional paid-in capital	1,112,748	1,086,671
Retained deficit	(1,990,317)	(1,642,387)
Accumulated other comprehensive loss	(286,384)	(254,557)
Treasury stock, at cost	(166,869)	(618,391)

Total stockholders’ deficit	(1,330,547)	(1,428,377)

	$9,403,719	$9,259,781

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands, except per share data)	February 10, 2018	February 11, 2017	February 10, 2018	February 11, 2017

Net sales	$2,413,026	$2,289,219	$5,002,156	$4,757,065
Cost of sales, including warehouse and delivery expenses	1,135,980	1,083,683	2,359,263	2,249,988

Gross profit	1,277,046	1,205,536	2,642,893	2,507,077
Operating, selling, general and administrative expenses	1,071,948	821,567	1,969,041	1,664,206

Operating profit	205,098	383,969	673,852	842,871
Interest expense, net	39,340	34,198	78,229	67,504

Income before income taxes	165,758	349,771	595,623	775,367
Income taxes	(123,772)	112,626	25,090	260,097

Net income	$289,530	$237,145	$570,533	$515,270

Weighted average shares for basic earnings per share	27,355	28,606	27,496	28,779
Effect of dilutive stock equivalents	527	734	493	743

Weighted average shares for diluted earnings per share	27,882	29,340	27,989	29,522

Basic earnings per share	$10.58	$8.29	$20.75	$17.90

Diluted earnings per share	$10.38	$8.08	$20.38	$17.45

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 10, 2018	February 11, 2017	February 10, 2018	February 11, 2017

Net income	$289,530	$237,145	$570,533	$515,270
Other comprehensive income (loss):
Pension liability adjustments, net of taxes(1)	2,361	1,953	3,677	3,769
Foreign currency translation adjustments	7,507	(2,342)	(35,710)	(42,933)
Unrealized losses on marketable securities, net of taxes(2)	(258)	(46)	(574)	(275)
Net derivative activities, net of taxes(3)	457	321	780	651

Total other comprehensive income (loss)	10,067	(114)	(31,827)	(38,788)

Comprehensive income	$299,597	$237,031	$538,706	$476,482

(1)	Pension liability adjustments are presented net of taxes of $117 in fiscal 2018 and $1,248 in fiscal 2017 for the twelve weeks ended and $1,278 in fiscal 2018 and $2,634 in fiscal 2017 for the twenty-four weeks ended.
(2)	Unrealized gains on marketable securities are presented net of taxes of $139 in fiscal 2018 and $2 in fiscal 2017 for the twelve weeks ended and $309 in fiscal 2018 and $146 in fiscal 2017 for the twenty-four weeks ended.
(3)	Net derivative activities are presented net of taxes of $52 in fiscal 2018 and $188 in fiscal 2017 for the twelve weeks ended and $237 in fiscal 2018 and $367 in fiscal 2017 for the twenty-four weeks ended.

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Four Weeks Ended
(in thousands)	February 10, 2018	February 11, 2017

Cash flows from operating activities:
Net income	$570,533	$515,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	157,337	144,645
Amortization of debt origination fees	3,927	3,948
Deferred income taxes	(150,613)	2,777
Share-based compensation expense	23,764	20,711
Asset impairments	193,162	–
Changes in operating assets and liabilities:
Accounts receivable	(3,139)	38,697
Merchandise inventories	(269,210)	(290,921)
Accounts payable and accrued expenses	211,902	24,882
Income taxes payable	(6,967)	82,620
Other, net	21,647	21,269

Net cash provided by operating activities	752,343	563,898

Cash flows from investing activities:
Capital expenditures	(214,747)	(216,103)
Purchase of marketable securities	(80,828)	(27,798)
Proceeds from sale of marketable securities	63,102	40,473
Disposal of capital assets and other, net	1,866	714

Net cash used in investing activities	(230,607)	(202,714)

Cash flows from financing activities:
Net (payments) proceeds of commercial paper	(39,600)	625,600
Repayment of debt	–	(400,000)
Net proceeds from sale of common stock	65,244	23,302
Purchase of treasury stock	(527,454)	(560,619)
Payments of capital lease obligations	(21,247)	(22,627)
Other, net	(1,250)	(2,224)

Net cash used in financing activities	(524,307)	(336,568)

Effect of exchange rate changes on cash	(2,177)	(3,701)

Net (decrease) increase in cash and cash equivalents	(4,748)	20,915
Cash and cash equivalents at beginning of period	293,270	189,734

Cash and cash equivalents at end of period	$288,522	$210,649

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

Operating results for the twelve and twenty-four weeks ended February 10, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 25, 2018. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2018 and 2017 each have 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for “stranded tax effects” resulting from the Tax Cuts and Jobs Act (“Tax Reform”). The guidance states that because the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate is required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (“stranded tax effects”) do not reflect the appropriate tax rate. As stated within the guidance, the amendments in this update should be applied retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform is recognized. At this time, the Company is in the process of evaluating the impact of the provisions of ASU 2018-02 on its consolidated financial statements.

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

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $12.7 million for the twelve week period ended February 10, 2018, and $10.9 million for the comparable prior year period. Share-based compensation expense was $23.8 million for the twenty-four week period ended February 10, 2018, and $20.7 million for the comparable prior year period.

During the twenty-four week period ended February 10, 2018, 234,114 stock options were exercised at a weighted average exercise price of $278.69. In the comparable prior year period, 91,136 stock options were exercised at a weighted average exercise price of $265.16.

The Company made stock option grants of 283,290 shares during the twenty-four week period ended February 10, 2018, and granted options to purchase 290,805 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the twenty-four week period ended February 10, 2018, and February 11, 2017, using the Black-Scholes-Merton multiple-option pricing valuation model, was $128.99 and $139.80 per share, respectively, using the following weighted average key assumptions:

	Twenty-Four Weeks Ended
	February 10, 2018	February 11, 2017

Expected price volatility	20%	18%
Risk-free interest rate	1.9%	1.2%
Weighted average expected lives (in years)	5.1	5.1
Forfeiture rate	10%	10%
Dividend yield	0%	0%

See AutoZone’s Annual Report on Form 10-K for the year ended August 26, 2017, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s Amended and Restated 2011 Equity Incentive Award Plan, the 2011 Director Compensation Program and the 2014 Director Compensation Plan.

For the twelve week period ended February 10, 2018, 609,435 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 645,561 anti-dilutive shares were excluded from the dilutive earnings per share computation. There were 844,912 anti-dilutive shares excluded from the diluted earnings per share computation for the twenty-four week period ended February 10, 2018, and 605,065 anti-dilutive shares excluded for the comparable prior year period.

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	February 10, 2018
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$30,007	$1,928	$–	$31,935
Other long-term assets	61,534	24,248	–	85,782

	$91,541	$26,176	$–	$117,717

	August 26, 2017
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$18,453	$120	$–	$18,573
Other long-term assets	53,319	28,981	–	82,300

	$71,772	$29,101	$–	$100,873

At February 10, 2018, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheet consisted of short-term marketable securities of $31.9 million, which are included within Other current assets, and long-term marketable securities of $85.8 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable securities, by asset class, are described in “Note D – Marketable Securities.”

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain non-financial assets and liabilities are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. These non-financial assets and liabilities could include assets and liabilities acquired in an acquisition as well as goodwill, intangible assets and property, plant and equipment that are determined to be impaired. During the second quarter, the Company recorded impairment charges related to its Interamerican Motor Corporation (“IMC”) and AutoAnything businesses as the Company determined that the approximate fair value less costs to sell the businesses was significantly lower than the carrying value of the net assets. Based on the latest offers received as of the end of the second quarter from potential acquirers of these business operations, the Company recorded impairment charges related to goodwill, intangible assets and property, plant and equipment in order to record these assets at fair value. See “Note L – Assets Impairments” for further discussion. The fair value remeasurements are based on Level 2 inputs as defined in the fair value hierarchy. As of February 10, 2018 and August 26, 2017, the Company did not have any other significant non-financial assets or liabilities that had been measured at fair value on a non-recurring basis subsequent to initial recognition.

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

Note D – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	February 10, 2018
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$65,261	$–	$(533)	$64,728
Government bonds	22,996	–	(129)	22,867
Mortgage-backed securities	4,005	–	(79)	3,926
Asset-backed securities and other	26,348	–	(152)	26,196

	$118,610	$–	$(893)	$117,717

	August 26, 2017
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$39,917	$73	$(13)	$39,977
Government bonds	31,076	49	(74)	31,051
Mortgage-backed securities	4,850	2	(42)	4,810
Asset-backed securities and other	25,042	28	(35)	25,035

	$100,885	$152	$(164)	$100,873

The debt securities held at February 10, 2018, had effective maturities ranging from less than one year to approximately three years. The Company did not realize any material gains or losses on its marketable securities during the twenty-four week period ended February 10, 2018.

The Company holds 112 securities that are in an unrealized loss position of approximately $893 thousand at February 10, 2018. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.

Included above in total marketable securities are $85.0 million of marketable securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note E – Derivative Financial Instruments

At February 10, 2018, the Company had $9.0 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. The Company reclassified $509 thousand of net losses from Accumulated other comprehensive loss to interest expense for the twelve weeks ended February 10, 2018 and the comparable prior year period. During the twenty-four week period ended February 10, 2018 and the comparable prior year period, the Company reclassified $1.0 million of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $2.2 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note F – Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method for domestic inventories and the weighted average cost method for Mexico and Brazil inventories. Due to price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is not to write up inventory in excess of replacement cost, which is based on average cost. The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $433.5 million at February 10, 2018 and $414.9 million at August 26, 2017.

Note G – Pension and Savings Plans

The components of net periodic pension expense related to the Company’s pension plans consisted of the following:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 10, 2018	February 11, 2017	February 10, 2018	February 11, 2017

Interest cost	$2,390	$2,385	$4,780	$4,770
Expected return on plan assets	(4,384)	(4,628)	(8,768)	(9,257)
Amortization of net loss	2,478	3,201	4,955	6,403

Net periodic pension expense	$484	$958	$967	$1,916

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the twenty-four weeks period ended February 10, 2018, the Company did not make contributions to its funded plan.

On December 19, 2017, the Board of Directors approved a resolution to terminate the Company’s pension plans, effective March 15, 2018. Benefit accruals have been frozen, and the plan closed to new participants on January 1, 2003. The Company has commenced the plan termination process and expects to distribute a portion of the pension plan assets as lump sum payments with the remaining balance transferred to an insurance company in the form of an annuity. The total payments distributed will depend on the participation rate of eligible participants. Based on the estimated value of assets held in the plan, the Company currently estimates that a cash contribution of approximately $20—$30 million will be required to fully fund the plan’s liabilities at termination. The pension plan termination is expected to be completed by the end of fiscal 2018, and the Company is in the process of evaluating the impact of the termination and future settlement accounting on its consolidated financial statements and related disclosures.

Note H – Financing

The Company’s long-term debt consisted of the following:

(in thousands)	February 10, 2018	August 26, 2017
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	$250,000	$250,000
1.625% Senior Notes due April 2019, effective interest rate of 1.77%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
2.500% Senior Notes due April 2021, effective interest rate of 2.62%	250,000	250,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate of 3.83%	600,000	600,000
Commercial paper, weighted average interest rate of 1.80% and 1.44% at February 10, 2018 and August 26, 2017, respectively	1,115,500	1,155,100

Total debt before discounts and debt issuance costs	5,065,500	5,105,100
Less: Discounts and debt issuance costs	21,959	23,862

Long-term debt	$5,043,541	$5,081,238

As of February 10, 2018, the commercial paper borrowings and the $250 million 7.125% Senior Notes due August 2018 were classified as long-term in the accompanying Consolidated Balance Sheets as the Company had the ability and intent to refinance on a long-term basis through available capacity in its revolving credit facility. As of February 10, 2018, the Company had $1.997 billion of availability under its $2.0 billion revolving credit facility, which would allow it to replace these short-term obligations with long-term financing facilities.

The Company entered into a Master Extension, New Commitment and Amendment Agreement dated as of November 18, 2017 (the “Extension Amendment”) to the Third Amended and Restated Credit Agreement dated as of November 18, 2016, as amended, modified, extended or restated from time to time. Under the Extension Amendment: (i) the Company’s borrowing capacity under the Revolving Credit Agreement was increased from $1.6 billion to $2.0 billion; (ii) the Company’s option to increase its borrowing capacity under the Revolving Credit Agreement was “refreshed” and the amount of such option remained at $400 million; the maximum borrowing under the Revolving Credit Agreement may, at the Company’s option, subject to lenders approval, be increased from $2.0 billion to $2.4 billion; (iii) the termination date of the Revolving Credit Agreement was extended from November 18, 2021 until November 18, 2022; and (iv) the Company has the option to make one additional written request of the lenders to extend the termination date then in effect for an additional one year. Under the revolving credit facility, the Company may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the revolving credit facility, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. As of February 10, 2018, the Company had $3.3 million of outstanding letters of credit under the Revolving Credit Agreement.

On November 18, 2016, the Company amended and restated its existing 364-Day revolving credit facility (the “New 364-Day Credit Agreement”) by decreasing the committed credit amount from $500 million to $400 million, extending the expiration date by one year and renegotiating other terms and conditions. The credit facility was available to primarily support commercial paper borrowings and other short-term unsecured bank loans. Under the credit facility, the Company could borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrued on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable margin, as defined in the revolving credit facility, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrued on base rate loans as defined in the credit facility. The New 364-Day Credit Agreement expired on November 17, 2017, and the Company did not renew this revolving credit facility.

The fair value of the Company’s debt was estimated at $5.049 billion as of February 10, 2018, and $5.171 billion as of August 26, 2017, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $5.4 million at February 10, 2018, and $90.3 million at August 26, 2017, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts.

All senior notes are subject to an interest rate adjustment if the debt ratings assigned to the senior notes are downgraded (as defined in the agreements). Further, the senior notes contain a provision that repayment of the senior notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our senior notes contain minimal covenants, primarily restrictions on liens. Under our revolving credit facilities, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of February 10, 2018, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

Note I – Stock Repurchase Program

From January 1, 1998 to February 10, 2018, the Company has repurchased a total of 143.1 million shares of its common stock at an aggregate cost of $18.354 billion, including 824,733 shares of its common stock at an aggregate cost of $527.5 million during the twenty-four week period ended February 10, 2018. On March 21, 2017, the Board voted to increase the authorization by $750 million. This raised the total value of shares authorized to be repurchased to $18.65 billion. Considering the cumulative repurchases as of February 10, 2018, the Company had $296.2 million remaining under the Board’s authorization to repurchase its common stock.

During the twenty-four week period ended February 10, 2018, the Company retired 1.5 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $918.5 million and decreased Additional paid-in capital by $60.5 million. During the comparable prior year period, the Company retired 1.8 million shares of treasury stock, which increased Retained deficit by $1.321 billion and decreased Additional paid-in capital by $64.9 million.

Subsequent to February 10, 2018, the Company has repurchased 382,928 shares of its common stock at an aggregate cost of $264.9 million.

Note J – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss for the twelve week periods ended February 10, 2018 and February 11, 2017 consisted of the following:

(in thousands)	Pension Liability	Foreign Currency(3)	Net Unrealized Gain on Securities		Derivatives	Total

Balance at November 18, 2017	$(71,060)	$(219,031)	$(327)		$(6,033)	$(296,451)
Other comprehensive income (loss) before reclassifications(1)	–	7,507	(224)		–	7,283
Amounts reclassified from Accumulated other comprehensive loss(1)	2,361 (2)	–	(34	)(4)	457 (5)	2,784

Balance at February 10, 2018	$(68,699)	$(211,524)	$(585)		$(5,576)	$(286,384)

(in thousands)	Pension Liability	Foreign Currency(3)	Net Unrealized Gain on Securities		Derivatives	Total

Balance at November 19, 2016	$(87,074)	$(251,603)	$(109)		$(7,417)	$(346,203)
Other comprehensive loss before reclassifications(1)	–	(2,342)	(13)		–	(2,355)
Amounts reclassified from Accumulated other comprehensive loss(1)	1,953 (2)	–	(33	)(4)	321 (5)	2,241

Balance at February 11, 2017	$(85,121)	$(253,945)	$(155)		$(7,096)	$(346,317)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $117 for the twelve weeks ended February 10, 2018 and $1,248 for the twelve weeks ended February 11, 2017, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized losses on marketable securities, net of taxes of $16 for the twelve weeks ended February 10, 2018 and $18 for the twelve weeks ended February 11, 2017, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $52 for the twelve weeks ended February 10, 2018 and $188 for the twelve weeks ended February 11, 2017, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Changes in Accumulated other comprehensive loss for the twenty-four week periods ended February 10, 2018 and February 11, 2017, consisted of the following:

(in thousands)	Pension Liability	Foreign Currency(3)	Net Unrealized Gain on Securities		Derivatives	Total

Balance at August 26, 2017	$(72,376)	$(175,814)	$(11)		$(6,356)	$(254,557)
Other comprehensive income (loss) before reclassifications(1)	–	(35,710)	(538)		–	(36,248)
Amounts reclassified from Accumulated other comprehensive loss(1)	3,677 (2)	–	(36	)(4)	780 (5)	4,421

Balance at February 10, 2018	$(68,699)	$(211,524)	$(585)		$(5,576)	$(286,384)

(in thousands)	Pension Liability	Foreign Currency(3)	Net Unrealized Gain on Securities		Derivatives	Total

Balance at August 27, 2016	$(88,890)	$(211,012)	$120		$(7,747)	$(307,529)
Other comprehensive (loss) before reclassifications(1)	–	(42,933)	(248)		–	(43,181)
Amounts reclassified from Accumulated other comprehensive loss(1)	3,769 (2)	–	(27	)(4)	651 (5)	4,393

Balance at February 11, 2017	$(85,121)	$(253,945)	$(155)		$(7,096)	$(346,317)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $1,278 in fiscal 2018 and $2,634 in fiscal 2017, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized losses on marketable securities, net of taxes of $18 in fiscal 2018 and $15 in fiscal 2017, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.
(5)	Represents gains and losses on derivatives, net of taxes of $237 in fiscal 2018 and $367 in fiscal 2017, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Note K – Goodwill and Intangibles

The changes in the carrying amount of goodwill are as follows:

(in thousands)	Auto Parts Stores	Other	Total

Net balance as of August 26, 2017	$326,703	$65,184	$391,887
Goodwill adjustments(1)	(24,058)	(65,184)	(89,242)

Net balance as of February 10, 2018	$302,645	$–	$302,645

(1)	See “Note L – Asset Impairments” for further discussion.

The carrying amounts of intangible assets, other than goodwill, are included in Other long-term assets as follows:

(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment(1)	Net Carrying Amount

Amortizing intangible assets:
Technology	3-5 years	$10,570	$(9,994)	$(576)	$–
Noncompete agreements	5 years	1,300	(1,223)	(77)	–
Customer relationships	3-10 years	49,676	(27,583)	(10,057)	12,036

		$61,546	$(38,800)	$(10,710)	12,036

Non-amortizing intangible asset:
Trade name				$(26,900)	–

Total intangible assets other than goodwill					$12,036

(1)	See “Note L – Asset Impairments” for further discussion.

Amortization expense of intangible assets for the twelve and twenty-four week periods ended February 10, 2018 was $1.4 million and $2.8 million, respectively. Amortization expense of intangible assets for the twelve and twenty-four week periods ended February 11, 2017 was $1.9 million and $4.0 million, respectively.

Note L – Asset Impairments

During the second quarter, the Company recorded impairment charges related to its IMC and AutoAnything businesses totaling $193.2 million as the Company determined that the approximate fair value less costs to sell the businesses was significantly lower than the carrying value of the net assets based on recent offers received for these businesses as of the quarter ended February 10, 2018.

The impairment charge for the IMC business, which is reflected as a component of Auto Parts Locations in our segment reporting, includes $48.3 million related to inventory, $24.1 million related to goodwill, $18.0 million related to property and equipment, and $3.2 million related to other intangible assets. The impairment charge for AutoAnything, which is reflected as a component of the Other category in our segment reporting, includes $65.2 million related to goodwill and $34.4 million related to other intangible assets. The Company recorded these impairment charges within Operating, selling, general and administrative expenses in its condensed consolidated statements of income.

The carrying value for the assets and liabilities remaining after these impairment charges total $97.4 million and $59.0 million as of February 10, 2018 and are included in our condensed consolidated balance sheet at that date. The major classes of assets and liabilities included in those amounts consisted of accounts receivable of $22.2 million, merchandise inventories of $64.6 million and accounts payable of $47.7 million as of February 10, 2018.

Note M – Litigation

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

The Auto Parts Locations segment is a retailer and distributor of automotive parts and accessories through the Company’s 6,088 locations in the United States, Puerto Rico, Mexico and Brazil. Each location carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 10, 2018	February 11, 2017	February 10, 2018	February 11, 2017

Net Sales
Auto Parts Locations	$2,331,572	$2,205,562	$4,841,700	$4,595,123
Other	81,454	83,657	160,456	161,942

Total	$2,413,026	$2,289,219	$5,002,156	$4,757,065

Segment Profit
Auto Parts Locations	$1,233,008	$1,160,923	$2,555,452	$2,418,689
Other	44,038	44,613	87,441	88,388

Gross profit	1,277,046	1,205,536	2,642,893	2,507,077
Operating, selling, general and administrative expenses(1)	(1,071,948)	(821,567)	(1,969,041)	(1,664,206)
Interest expense, net	(39,340)	(34,198)	(78,229)	(67,504)

Income before income taxes	$165,758	$349,771	$595,623	$775,367

(1)	Includes impairment charges of $193.2 million. See “Note L – Asset Impairments” for further discussion.

Note O – Income Taxes

Our effective income tax rate was (74.7%) of pretax income for the twelve weeks ended February 10, 2018. The effective tax rate was lower than the U.S. statutory federal rate primarily due to a $111.9 million provisional tax benefit resulting from the enactment of the Tax Reform as described in further detail below; $32.1 million of excess tax benefits from option exercises; a $35.3 million benefit from the previously reported quarter one tax expense due to the reduction of the U.S. statutory rate from 35% to approximately 25.9%; and a second quarter tax benefit of $24.2 million due to the reduction of the U.S. statutory rate from 35% to approximately 25.9%.

Our effective income tax rate was 4.2% of pretax income for the twenty-four weeks ended February 10, 2018. The effective tax rate was lower than the U.S. statutory federal rate primarily due to a $111.9 million provisional tax benefit resulting from the enactment of Tax Reform as described in further detail below; $34.3 million of excess tax benefits from option exercises; and a $59.5 million benefit from the reduction of the U.S. statutory rate from 35% to approximately 25.9%.

At the end of each interim period, the Company estimates its effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effects of changes in enacted tax laws or rates or tax status are recognized in the interim period in which the change occurs.

On December 22, 2017, Tax Reform was enacted by the U.S. government. Tax Reform contains several key provisions that affected the Company. The enacted provisions impacting the current financial statements include a mandatory one-time transition tax on certain earnings of foreign subsidiaries and a permanent reduction of the U.S. corporate income tax rate from 35 to 21 percent, effective January 1, 2018. As the Company has an August 25th fiscal year-end, the impact of the lower rate will be phased in resulting in a U.S. statutory federal tax rate of approximately 25.9% for the fiscal year ending August 25, 2018 and a 21% U.S. statutory federal rate for fiscal years thereafter. Other enacted provisions which may impact the Company beginning in fiscal 2019 include: limitations on the deductibility of executive compensation, eliminating U.S. federal taxation of future remitted foreign earnings, and other new provisions requiring current inclusion of certain earnings of controlled foreign corporations. The Company maintained its permanent reinvestment assertion for non-U.S. subsidiary earnings but will continue to evaluate and analyze potential impacts of any additional foreign and/or state income taxes on cash repatriation. The Company has not recorded deferred taxes attributable to its foreign operations at this time. Based on information currently available and subject to change, the Company currently forecasts its long-term effective tax rate to be approximately 24.5 percent.

The Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of Tax Reform. To the extent that a company’s accounting for certain income tax effects of Tax Reform is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of Tax Reform.

The ultimate impact may differ from provisional amounts recorded, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, and additional regulatory guidance that may be issued. The accounting is expected to be completed within one year from the enactment date of Tax Reform.

Based on the current analysis, the Company recorded a provisional income tax benefit of $111.9 million in its consolidated financial statements for the quarter ended February 10, 2018. The Company was able to determine a reasonable estimate for the mandatory one-time transition tax to increase tax expense by $24.8 million and for the re-measurement of the Company’s net U.S. federal deferred tax liability at the lower rate to reduce tax expense by $136.7 million. The Company’s analysis of these items is incomplete at this time. The Company will complete the accounting for these items during the measurement period, which will not exceed beyond one year from the enactment date.

As of February 10, 2018, the Company has estimated the following obligations with respect to the mandatory deemed repatriation of the Company’s foreign subsidiaries. The estimate may change, possibly materially, due to among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of Tax Reform.

(in thousands)	Scheduled Payments

2018	$3,507
2019	1,847
2020	1,847
2021	1,847
2022	1,847
2023	3,464
2024	4,619
2025	5,773

Total One-Time Transition Tax Forecasted Obligation Payments	$24,751

Note P – Subsequent Events

Subsequent to the balance sheet date, on February 22, 2018, the Company entered into an asset purchase agreement to sell substantially all of the assets, net of assumed liabilities related to its IMC operations for consideration that approximates the remaining net book value of the business. The transaction is expected to close in the third quarter of fiscal 2018. On February 26, 2018, the Company sold substantially all of the assets, net of assumed liabilities, related to its AutoAnything operations for consideration that approximates the remaining net book value of the business.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of February 10, 2018, the related condensed consolidated statements of income for the twelve and twenty-four week periods ended February 10, 2018 and February 11, 2017, the condensed consolidated statements of comprehensive income for the twelve and twenty-four week periods ended February 10, 2018 and February 11, 2017, and the condensed consolidated statements of cash flows for the twenty-four week periods ended February 10, 2018 and February 11, 2017. These financial statements are the responsibility of the Company’s management.

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

March 16, 2018

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

Overview

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at February 10, 2018, operated 5,514 AutoZone stores in the United States, including Puerto Rico; 532 in Mexico; 16 in Brazil; and 26 IMC branches. Each AutoZone store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At February 10, 2018, in 4,645 of our domestic AutoZone stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in AutoZone stores in Mexico and Brazil. We sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve and twenty-four weeks ended February 10, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2018. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2017 and 2018 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales were up 5.4% for the quarter driven by sales of $43.1 million from new domestic AutoZone stores and an increase in domestic same store sales (sales from stores open at least one year) of 2.2%. Earnings per share increased 28.5% for the quarter and were significantly impacted by the Tax Reform and asset impairments recorded during the quarter.

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

During the second quarter of fiscal 2018, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 85% of total sales, which was consistent to the prior year period, with failure related categories continuing to be our largest set of categories. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by severe or unusual weather over a short term period. Over the long term, we believe the impact of the weather on our sales mix is not significant.

Our primary response to fluctuations in the demand for the products we sell is to adjust our advertising message, store staffing and product assortment. In recent years, we initiated a variety of strategic tests focused on increasing inventory availability in our domestic stores. As part of those tests, we closely studied our hub distribution model, store inventory levels and product assortment, which led to strategic tests on increased frequency of delivery to our domestic stores and significantly expanding parts assortment in select domestic stores we call mega hubs. During fiscal 2016 and most of fiscal 2017, we continued the implementation of more frequent deliveries from our distribution centers to improve the in-stock levels for SKUs stocked in our stores. In the latter part of fiscal 2017, we made substantial changes to test different scenarios to determine the optimal approach around increased delivery frequency. We completed our testing and determined that at certain volumes more frequent deliveries make economic sense. We will be implementing the new frequencies over the next several months. Once completed, approximately 25% of our stores representing 40% of our sales volume, and nearly 50% of our commercial sales, will receive distribution center deliveries three or more times per week.

The two statistics we believe have the most positive correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a positive correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. The average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. Since the beginning of 2017 and through December 2017 (latest publicly available information), miles driven increased by 1.2%.

Twelve Weeks Ended February 10, 2018

Compared with Twelve Weeks Ended February 11, 2017

Net sales for the twelve weeks ended February 10, 2018 increased $123.8 million to $2.413 billion, or 5.4%, over net sales of $2.289 billion for the comparable prior year period. Total auto parts sales increased by 5.7%, primarily driven by net sales of $43.1 million from new domestic AutoZone stores and an increase in domestic same store sales of 2.2%. Domestic commercial sales increased $24.8 million, or 5.7%, over the comparable prior year period.

Gross profit for the twelve weeks ended February 10, 2018 was $1.277 billion, or 52.9% of net sales, compared with $1.206 billion, or 52.7% of net sales, during the comparable prior year period. The increase in gross margin was attributable to lower distribution costs (17 basis points) and higher merchandise margins.

Operating, selling, general and administrative expenses for the twelve weeks ended February 10, 2018 were $1.072 billion, or 44.4% of net sales and included impairment charges of approximately $193.2 million, or 8.0% of sales, compared with $821.6 million, or 35.9% of net sales, during the comparable prior year period. Operating expenses before impairment charges, as a percentage of sales, were higher than last year primarily due to incentive compensation (-16 basis points), higher advertising costs (-12 basis points) and deleverage on occupancy costs (-10 basis points).

Net interest expense for the twelve weeks ended February 10, 2018 was $39.3 million compared with $34.2 million during the comparable prior year period. The increase was primarily due to higher weighted average borrowing rates over the comparable prior year period. Average borrowings for the twelve weeks ended February 10, 2018 were $5.033 billion, compared with $5.133 billion for the comparable prior year period. Weighted average borrowing rates were 3.1% for the twelve weeks ended February 10, 2018 and 2.6% for the twelve weeks ended February 11, 2017.

Net income for the twelve week period ended February 10, 2018 increased by $52.4 million to $289.5 million due to the factors set forth above, and diluted earnings per share increased by 28.5% to $10.38 from $8.08 in the comparable prior year period. Adjusted for impairment charges, Tax Reform, excess tax benefits from option exercises and operating results from IMC and AutoAnything, adjusted net income for the twelve week period ended February 10, 2018 increased by $8.8 million to $236.3 million, while adjusted diluted earnings per share increased by 9.3% to $8.47 from $7.75 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.40.

Twenty-Four Weeks Ended February 10, 2018

Compared with Twenty-Four Weeks Ended February 11, 2017

Net sales for the twenty-four weeks ended February 10, 2018 increased $245.1 million to $5.002 billion, or 5.2%, over net sales of $4.757 billion for the comparable prior year period. Total auto parts sales increased by 5.4%, primarily driven by net sales of $87.5 million from new domestic AutoZone stores and an increase in domestic same store sales of 2.3%. Domestic commercial sales increased $55.4 million, or 6.2%, over the comparable prior year period.

Gross profit for the twenty-four weeks ended February 10, 2018 was $2.643 billion, or 52.8% of net sales, compared with $2.507 billion, or 52.7% of net sales, during the comparable prior year period. The increase in gross margin was attributable to lower distribution costs (13 basis points) and higher merchandise margins.

Operating, selling, general and administrative expenses for the twenty-four weeks ended February 10, 2018 were $1.969 billion, or 39.4% of net sales, and included impairment charges of approximately $193.2 million, or 3.9% of sales, compared with $1.664 billion, or 35.0% of net sales, during the comparable prior year period. Operating expenses before impairment charges, as a percentage of sales, were higher than last year primarily due to hurricane-related expenses incurred during the first quarter (-17 basis points), higher incentive compensation (-17 basis points), deleverage on occupancy (-15 basis points) and higher advertising costs (-5 basis points).

Net interest expense for the twenty-four weeks ended February 10, 2018 was $78.2 million compared with $67.5 million during the comparable prior year period. The increase was primarily due to higher weighted average borrowing rates over the comparable year period. Average borrowings for the twenty-four weeks ended February 10, 2018 were $4.990 billion, compared with $5.034 billion for the comparable prior year period. Weighted average borrowing rates were 3.1% for the twenty-four weeks ended February 10, 2018 and 2.6% for the twenty-four weeks ended February 11, 2017.

Net income for the twenty-four weeks ended February 10, 2018 increased by $55.3 million to $570.5 million due to the factors set forth above, and diluted earnings per share increased by 16.8% to $20.38 from $17.45 in the comparable prior year period. Adjusted for impairment charges, Tax Reform, excess tax benefits from option exercises and operating results from IMC and AutoAnything, adjusted net income for the twenty-four weeks period ended February 10, 2018 increased by $11.4 million to $517.2 million, while adjusted diluted earnings per share increased by 7.8% to $18.47 from $17.13 in the comparable prior year period. The impact on year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.91.

Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Reform legislation. The Tax Reform contains several key provisions that affected the Company. The enacted provisions impacting the current financial statements include a mandatory one-time transition tax on certain earnings of foreign subsidiaries and a permanent reduction of the U.S. corporate income tax rate from 35 to 21 percent, effective January 1, 2018. As the Company has an August 25th fiscal year-end, the impact of the lower rate will be phased in resulting in a U.S. statutory federal tax rate of approximately 25.9% for the fiscal year ending August 25, 2018 and a 21% U.S. statutory federal rate for fiscal years thereafter. Other enacted provisions which may impact the Company beginning in fiscal 2019 include limitations on the deductibility of executive compensation, eliminating U.S. federal taxation of future remitted foreign earnings, and other new provisions requiring current inclusion of certain earnings of controlled foreign corporations. The Company maintained its permanent reinvestment assertion for non-U.S. subsidiary earnings but will continue to evaluate and analyze potential impacts of any additional foreign and/or state income taxes on cash repatriation. We have not recorded deferred taxes attributable to its foreign operations at this time. Based on information currently available and subject to change, we currently forecasts its long-term effective tax rate to be approximately 24.5 percent.

The Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of Tax Reform. To the extent that a company’s accounting for certain income tax effects of Tax Reform is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of Tax Reform. The ultimate impact may differ from provisional amounts recorded, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, and additional regulatory guidance that may be issued. The accounting is expected to be completed within one year from the enactment date of Tax Reform.

Based on our current analysis, we recorded a provisional income tax benefit of $111.9 million in its consolidated financial statements for the quarter ended February 10, 2018. We were able to determine a reasonable estimate for the mandatory one-time transition tax to increase tax expense by $24.8 million and for the re-measurement of our net U.S. federal deferred tax liability at the lower rate to reduce tax expense by $136.7 million. Our analysis of these items is incomplete at this time. We will complete the accounting for these items during the measurement period, which will not extend beyond one year from the enactment date.

Our effective income tax rate was (74.7%) of pretax income for the twelve weeks ended February 10, 2018 and 32.2% for the comparable prior year period. The lower tax rate resulted from the $111.9 million provisional amount discussed above, $32.1 million of excess tax benefits from option exercises, $35.3 million benefit from the previously reported 2018 first quarter tax expense due to the reduction of the U.S. statutory rate from 35% to approximately 25.9% and a 2018 second quarter tax benefit of $24.2 million due to the reduction of the U.S. statutory rate from 35% to approximately 25.9%.

Our effective income tax rate was 4.2% of pretax income for the twenty-four weeks ended February 10, 2018 and 33.5% for the comparable prior year period. The lower tax rate resulted from the $111.9 million provisional amount discussed above, $34.3 million of excess tax benefits from option exercises and a $59.5 million benefit from the reduction of the U.S. statutory rate from 35% to approximately 25.9%.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the twenty-four weeks ended February 10, 2018, our net cash flows from operating activities provided $752.3 million, as compared with $563.9 million provided during the comparable prior year period. The increase is primarily due to increased earnings and favorable changes in taxes payable.

Our net cash flows used in investing activities for the twenty-four weeks ended February 10, 2018 was $230.6 million as compared with $202.7 million in the comparable prior year period. Capital expenditures for the twenty-four weeks ended February 10, 2018 were $214.7 million compared to $216.1 million for the comparable prior year period. During the twenty-four week period ended February 10, 2018, we opened 59 net new locations. In the comparable prior year period, we opened 58 net new locations. Investing cash flows were impacted by our wholly owned captive, which purchased $80.8 million and sold $63.1 million in marketable securities during the twenty-four weeks ended

February 10, 2018. During the comparable prior year period, the captive purchased $27.8 million in marketable securities and sold $40.5 million in marketable securities.

Our net cash flows used in financing activities for the twenty-four weeks ended February 10, 2018 were $524.3 million compared to $336.6 million in the comparable prior year period. During the twenty-four week period ended February 10, 2018, we repaid no debt. During the comparable prior year period, we repaid our $400 million 1.35% Senior Notes due in January 2017 using commercial paper borrowings. For the twenty-four week period ended February 10, 2018, our commercial paper activity resulted in $39.6 million in net repayments of commercial paper, as compared to $625.6 million in net proceeds in the comparable prior year period. Stock repurchases were $527.5 million in the current twenty-four week period as compared with $560.6 million in the comparable prior year period. For the twenty-four weeks ended February 10, 2018, proceeds from the sale of common stock and exercises of stock options provided $65.2 million. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $23.3 million.

During fiscal 2018, we expect to invest in our business at a rate consistent with fiscal 2017. Our investments continue to be directed primarily to new locations, supply chain infrastructure, enhancements to existing locations and investments in technology. The amount of our investments in our new locations is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States, Mexico or Brazil, or located in urban or rural areas.

In addition to the building and land costs, our new locations require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate. In recent years, we initiated a variety of strategic tests focused on increasing inventory availability, which increased our inventory per location. Many of our vendors have supported our initiative to update our product assortments by providing extended payment terms. These extended payment terms have allowed us to continue our high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 106.9% at February 10, 2018, compared to 105.5% at February 11, 2017. The slight increase in this ratio is due to inventory impairment charges related to IMC and increases in accounts payable due to favorable vendor payment terms.

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

Tax Reform was enacted on December 22, 2017. As part of the transition to the new territorial tax system, Tax Reform imposes a tax on the mandatory deemed repatriation of earnings of the Company’s foreign subsidiaries. It is estimated that the deemed repatriation tax will be approximately $24.8 million, which has been recorded to income tax expense. The estimate may change, possibly materially, due to among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of Tax Reform.

For the trailing four quarters ended February 10, 2018, our after-tax return on invested capital (“ROIC”) was 30.2% as compared to 31.0% for the comparable prior year period. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Debt Facilities

We entered into a Master Extension, New Commitment and Amendment Agreement dated as of November 18, 2017 (the “Extension Amendment”) to the Third Amended and Restated Credit Agreement dated as of November 18, 2016, as amended, modified, extended or restated from time to time. Under the Extension Amendment: (i) our borrowing capacity under the Revolving Credit Agreement was increased from $1.6 billion to $2.0 billion; (ii) our option to increase the borrowing capacity under the Revolving Credit Agreement was “refreshed” and the amount of such option remained at $400 million; the maximum borrowing under the Revolving Credit Agreement may, at our option, subject to lenders approval, be increased from $2.0 billion to $2.4 billion; (iii) the termination date of the Revolving Credit Agreement was extended from November 18, 2021 until November 18, 2022; and (iv) we have the option to make one additional written request of the lenders to extend the termination date then in effect for an additional one year. Under the revolving credit facility, we may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the revolving credit facility, depending upon our senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrues on base rate loans as defined in the credit facility. As of February 10, 2018, we had $3.3 million of outstanding letters of credit under the Revolving Credit Agreement.

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

Interest accrued on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable margin, as defined in the revolving credit facility, depending upon our senior, unsecured, (non-credit enhanced) long-term debt rating. Interest accrued on base rate loans as defined in the credit facility. The New 364-Day Credit Agreement expired on November 17, 2017, and we did not renew this revolving credit facility.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $75 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of February 10, 2018, we had $75.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2019.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $30.1 million in letters of credit outstanding as of February 10, 2018. These letters of credit have various maturity dates and were issued on an uncommitted basis.

All senior notes are subject to an interest rate adjustment if the debt ratings assigned to the senior notes are downgraded (as defined in the agreements). Further, the senior notes contain a provision that repayment of the senior notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our senior notes contain minimal covenants, primarily restrictions on liens. Under our revolving credit facilities, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of February 10, 2018, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

As of February 10, 2018, $1.116 billion of commercial paper borrowings and the $250 million 7.125% Senior Notes due August 2018 were classified as long-term in the Consolidated Balance Sheets as we had the ability and intent to refinance them on a long-term basis through available capacity in our revolving credit facility. As of February 10, 2018, we had $1.997 billion of availability under our $2.0 billion revolving credit facilities, which would allow us to replace these short-term obligations with long-term financing facility.

Our adjusted debt to earnings before impairment, interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.5:1 as of February 10, 2018, and was 2.6:1 as of February 11, 2017. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding impairment before tax impact, interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. To the extent EBITDAR continues to grow in future years, we expect our debt levels to increase; conversely, if EBITDAR declines, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

From January 1, 1998 to February 10, 2018, we have repurchased a total of 143.1 million shares of our common stock at an aggregate cost of $18.354 billion, including 824,733 shares of our common stock at an aggregate cost of $527.5 million during the twenty-four week period ended February 10, 2018. On March 21, 2017, the Board voted to increase the authorization by $750 million. This raised the total value of shares authorized to be repurchased to $18.65 billion. Considering cumulative repurchases as of February 10, 2018, we had $296.2 million remaining under the Board’s authorization to repurchase our common stock.

During the twenty-four week period ended February 10, 2018, we retired 1.5 million shares of treasury stock which had previously been repurchased under our share repurchase program. The retirement increased Retained deficit by $918.5 million and decreased Additional paid-in capital by $60.5 million. During the comparable prior year period, we retired 1.8 million shares of treasury stock, which increased Retained deficit by $1.321 billion and decreased Additional paid-in capital by $64.9 million.

Subsequent to February 10, 2018, we have repurchased 382,928 shares of our common stock at an aggregate cost of $264.9 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at February 10, 2018, was $108.4 million compared with $88.6 million at August 26, 2017, and our total surety bonds commitment at February 10, 2018, was $32.5 million compared with $28.8 million at August 26, 2017.

Financial Commitments

Except for the previously discussed amendments to our existing revolving credit facilities, debt issuance and retirement, as of February 10, 2018, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 26, 2017.

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

Reconciliation of Non-GAAP Financial Measure: After-Tax Return on Invested Capital “ROIC”

The following tables calculate the percentages of ROIC for the trailing four quarters ended February 10, 2018 and February 11, 2017.

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 26, 2017	Twenty-Four Weeks Ended February 11, 2017	Twenty-Eight Weeks Weeks Ended August 26, 2017	Twenty-Four Weeks Ended February 10, 2018	Trailing Four Quarters Ended February 10, 2018
Net income	$1,280,869	$515,270	$765,599	$570,533	$1,336,132
Adjustments:
Impairment before tax impact	–	–	–	193,162	193,162
Interest expense	154,580	67,504	87,076	78,229	165,305
Rent expense	302,928	135,859	167,069	142,712	309,781
Tax effect(1)	(153,265)	(69,957)	(83,308)	(112,656)	(195,964)
Deferred tax remeasurement	–	–	–	(136,679)	(136,679)

After-tax return	$1,585,112	$648,676	$936,436	$735,301	$1,671,737

Average debt(2)					$5,082,494
Average deficit(3)					(1,565,135)
Rent x 6(4)					1,858,686
Average capital lease obligations(5)					153,599

Invested capital					$5,529,644

ROIC					30.2%

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 27, 2016	Twenty-Four Weeks Ended February 13, 2016	Twenty-Eight Weeks Ended August 27, 2016	Twenty-Four Weeks Ended February 11, 2017	Trailing Four Quarters Ended February 11, 2017
Net income	$1,241,007	$486,725	$754,282	$515,270	$1,269,552
Adjustments:
Interest expense	147,681	67,842	79,839	67,504	147,343
Rent expense	280,490	128,897	151,593	135,859	287,452
Tax effect(1)	(147,291)	(67,678)	(79,613)	(69,957)	(149,570)

After-tax return	$1,521,887	$615,786	$906,101	$648,676	$1,554,777

Average debt(2)					$4,974,468
Average deficit(3)					(1,822,960)
Rent x 6(4)					1,724,712
Average capital lease obligations(5)					140,851

Invested capital					$5,017,071

ROIC					31.0%

(1)	The effective tax rate was 29.9%, excluding the impact of the revaluation of net deferred tax liabilities, and 34.4% over the trailing four quarters ended February 10, 2018 and February 11, 2017, respectively.
(2)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(3)	Average equity is equal to the average of our stockholders’ deficit measured as of the previous five quarters.
(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(5)	Average capital lease obligations are equal to the average of our capital lease obligations measured as of the previous five quarters.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to Earnings before Impairment, Interest, Taxes, Depreciation, Rent and Share-Based Expense “EBITDAR”

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended February 10, 2018 and February 11, 2017.

	A	B	A-B=C	D	C+D

(in thousands, except ratio)	Fiscal Year Ended August 26, 2017	Twenty-Four Weeks Ended February 11, 2017	Twenty-Eight Weeks Ended August 26, 2017	Twenty-Four Weeks Ended February 10, 2018	Trailing Four Quarters Ended February 10, 2018
Net income	$1,280,869	$515,270	$765,599	$570,533	$1,336,132
Add: Impairment before tax impact	–	–	–	193,162	193,162
Interest expense	154,580	67,504	87,076	78,229	165,305
Income tax expense	644,620	260,097	384,523	25,090	409,613

Adjusted EBIT	2,080,069	842,871	1,237,198	867,014	2,104,212
Add: Depreciation expense	323,051	144,645	178,406	157,337	335,743
Rent expense	302,928	135,859	167,069	142,712	309,781
Share-based expense	38,244	20,711	17,533	23,764	41,297

EBITDAR	$2,744,292	$1,144,086	$1,600,206	$1,190,827	$2,791,033

Debt					$5,043,541
Capital lease obligations					156,238
Rent x 6(1)					1,858,686

Adjusted debt					$7,058,465

Adjusted debt / EBITDAR					2.5

	A	B	A-B=C	D	C+D

(in thousands, except ratio)	Fiscal Year Ended August 27, 2016	Twenty-Four Weeks Ended February 13, 2016	Twenty-Eight Weeks Ended August 27, 2016	Twenty-Four Weeks Ended February 11, 2017	Trailing Four Quarters Ended February 11, 2017
Net income	$1,241,007	$486,725	$754,282	$515,270	$1,269,552
Interest expense	147,681	67,842	79,839	67,504	147,343
Income tax expense	671,707	266,088	405,619	260,097	665,716

EBIT	2,060,395	820,655	1,239,740	842,871	2,082,611
Add: Depreciation expense	297,397	134,936	162,461	144,645	307,106
Rent expense	280,490	128,897	151,593	135,859	287,452
Share-based expense	39,825	18,547	21,278	20,711	41,989

EBITDAR	$2,678,107	$1,103,035	$1,575,072	$1,144,086	$2,719,158

Debt					$5,151,862
Capital lease obligations					149,802
Rent x 6(1)					1,724,712

Adjusted debt					$7,026,376

Adjusted debt / EBITDAR					2.6

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.

Reconciliation of Non-GAAP Financial Measure: Adjusted Operating Profit

The following table calculates adjusted operating profit. Adjusted operating profit is calculated to exclude the impact of impairment charges and operating results of IMC and AutoAnything:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 10, 2018	February 11, 2017	February 10, 2018	February 11, 2017
Operating profit	$205,098	$383,969	$673,852	$842,871
Impairment	193,162	—	193,162	—
Operating results – IMC and AutoAnything	5,234	4,814	8,270	9,901

Adjusted operating profit	$403,494	$388,783	$875,284	$852,772

Reconciliation of Non-GAAP Financial Measure: Adjusted Net Income

The following table calculates adjusted net income. Adjusted net income is calculated to exclude the impact of impairment charges, Tax Reform, excess tax benefits from option exercises and operating results of IMC and AutoAnything:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 10, 2018	February 11, 2017	February 10, 2018	February 11, 2017
Net income	$289,530	$237,145	$570,533	$515,270
Impairment, net of $46.6MM income tax benefit	146,512	—	146,512	—
Tax Reform	(171,398)	—	(171,398)	—
Impact of excess tax benefits from option exercises	(32,076)	(12,698)	(34,328)	(15,646)
Operating results – IMC and AutoAnything(1)	3,712	2,990	5,859	6,157

Adjusted net income	$236,280	$227,437	$517,178	$505,781

Reconciliation of Non-GAAP Financial Measure: Adjusted Diluted Earnings Per Share

The following table calculates the adjusted diluted earnings per share. Adjusted diluted earnings per share is calculated to exclude the impact of impairment charges, Tax Reform, excess tax benefits from option exercises and operating results of IMC and AutoAnything:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 10, 2018	February 11, 2017	February 10, 2018	February 11, 2017
Diluted earnings per share	$10.38	$8.08	$20.38	$17.45
Impairment, net of $46.6MM income tax benefit	5.25	—	5.23	—
Tax Reform	(6.14)	—	(6.12)	—
Impact of excess tax benefits from option exercises	(1.15)	(0.43)	(1.23)	(0.53)
Operating results – IMC and AutoAnything(1)	0.13	0.10	0.21	0.21

Adjusted diluted earnings per share	$8.47	$7.75	$18.47	$17.13

(1)	Operating results – IMC and AutoAnything are net of tax benefit.

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

At February 10, 2018, the only material change to our instruments and positions that are sensitive to market risk since the disclosures in our 2017 Annual Report to Stockholders was the $39.6 million net decrease in commercial paper.

The fair value of our debt was estimated at $5.049 billion as of February 10, 2018 and $5.171 billion as of August 26, 2017, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms (Level 2). Such fair value was greater than the carrying value of debt by $5.4 million at February 10, 2018 and $90.3 million at August 26, 2017. We had $1.116 billion of variable rate debt outstanding at February 10, 2018 and $1.155 billion of variable rate debt outstanding at August 26, 2017. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $11.2 million in fiscal 2018. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $3.928 billion, net of unamortized debt issuance costs of $22.0 million at February 10, 2018 and $3.926 billion, net of unamortized debt issuance costs of $23.9 million at August 26, 2017. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $175.1 million at February 10, 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 10, 2018, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 10, 2018.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 10, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended February 10, 2018 were as follows:

Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
November 19, 2017 to December 16, 2017	13,002	$616.38	13,002	$463,116,160
December 17, 2017 to January 13, 2018	32,537	768.29	32,537	438,118,450
January 14, 2018 to February 10, 2018	181,764	780.52	181,764	296,247,583

Total	227,303	$769.38	227,303	$296,247,583

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended on March 21, 2017 to increase the repurchase authorization by $750 million. This brings the total value of shares to be repurchased to $18.65 billion. All of the above repurchases were part of this program. Subsequent to February 10, 2018, we have repurchased 382,928 shares of our common stock at an aggregate cost of $264.9 million.

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

Dated: March 16, 2018