Form 10-Q
period 2018-05-05
AUTOZONE INC
filed 2018-06-08
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 5, 2018, or

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

Large accelerated filer ☒	Accelerated filer ☐ Smaller reporting company ☐
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value – 26,436,100 shares outstanding as of June 1, 2018.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	As of May 5, 2018	As of August 26, 2017

Assets
Current assets:
Cash and cash equivalents	$218,386	$293,270
Accounts receivable	261,299	280,733
Merchandise inventories	4,005,820	3,882,086
Other current assets	185,772	155,166

Total current assets	4,671,277	4,611,255

Property and equipment:
Property and equipment	7,124,603	6,873,193
Less: Accumulated depreciation and amortization	(3,001,637)	(2,842,175)

	4,122,966	4,031,018

Goodwill	302,645	391,887
Deferred income taxes	33,784	35,308
Other long-term assets	171,097	190,313

	507,526	617,508

	$9,301,769	$9,259,781

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,296,677	$4,168,940
Accrued expenses and other	566,881	563,350
Income taxes payable	54,778	34,011

Total current liabilities	4,918,336	4,766,301

Long-term debt	4,954,697	5,081,238
Deferred income taxes	238,023	371,111
Other long-term liabilities	552,316	469,508

Commitments and contingencies	–	–

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	–	–
Common stock, par value $.01 per share, authorized 200,000 shares; 27,476 shares issued and 26,662 shares outstanding as of May 5, 2018; 28,735 shares issued and 27,833 shares outstanding as of August 26, 2017	275	287
Additional paid-in capital	1,123,425	1,086,671
Retained deficit	(1,623,595)	(1,642,387)
Accumulated other comprehensive loss	(295,139)	(254,557)
Treasury stock, at cost	(566,569)	(618,391)

Total stockholders’ deficit	(1,361,603)	(1,428,377)

	$9,301,769	$9,259,781

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands, except per share data)	May 5, 2018	May 6, 2017	May 5, 2018	May 6, 2017

Net sales	$2,660,152	$2,619,007	$7,662,309	$7,376,071
Cost of sales, including warehouse and delivery expenses	1,237,178	1,240,589	3,596,442	3,490,575

Gross profit	1,422,974	1,378,418	4,065,867	3,885,496
Operating, selling, general and administrative expenses	877,209	848,848	2,846,250	2,513,054

Operating profit	545,765	529,570	1,219,617	1,372,442
Interest expense, net	41,958	35,675	120,186	103,180

Income before income taxes	503,807	493,895	1,099,431	1,269,262
Income taxes	137,086	162,195	162,177	422,293

Net income	$366,721	$331,700	$937,254	$846,969

Weighted average shares for basic earnings per share	26,926	28,358	27,306	28,638
Effect of dilutive stock equivalents	403	647	463	711

Weighted average shares for diluted earnings per share	27,329	29,005	27,769	29,349

Basic earnings per share	$13.62	$11.70	$34.32	$29.57

Diluted earnings per share	$13.42	$11.44	$33.75	$28.86

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands)	May 5, 2018	May 6, 2017	May 5, 2018	May 6, 2017

Net income	$366,721	$331,700	$937,254	$846,969
Other comprehensive loss:
Pension liability adjustments, net of taxes (1)	1,847	1,953	5,524	5,722
Foreign currency translation adjustments	(10,674)	33,539	(46,384)	(9,394)
Unrealized (losses) gains on marketable securities, net of taxes (2)	(318)	22	(892)	(253)
Net derivative activities, net of taxes (3)	390	321	1,170	972

Total other comprehensive (loss) income	(8,755)	35,835	(40,582)	(2,953)

Comprehensive income	$357,966	$367,535	$896,672	$844,016

(1)	Pension liability adjustments are presented net of taxes of $631 in fiscal 2018 and $1,248 in fiscal 2017 for the twelve weeks ended and $1,909 in fiscal 2018 and $3,883 in fiscal 2017 for the thirty-six weeks ended.
(2)	Unrealized (losses) gains on marketable securities are presented net of taxes of $154 in fiscal 2018 and ($11) in fiscal 2017 for the twelve weeks ended and $463 in fiscal 2018 and $135 in fiscal 2017 for the thirty-six weeks ended.
(3)	Net derivative activities are presented net of taxes of $119 in fiscal 2018 and $188 in fiscal 2017 for the twelve weeks ended and $356 in fiscal 2018 and $555 in fiscal 2017 for the thirty-six weeks ended.

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Six Weeks Ended
(in thousands)	May 5, 2018	May 6, 2017

Cash flows from operating activities:
Net income	$937,254	$846,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	237,091	219,988
Amortization of debt origination fees	5,858	5,802
Deferred income taxes	(135,972)	7,809
Share-based compensation expense	29,559	29,343
Asset impairment	193,162	—
Changes in operating assets and liabilities:
Accounts receivable	4,254	10,835
Merchandise inventories	(255,112)	(233,628)
Accounts payable and accrued expenses	173,355	15,012
Income taxes payable	18,500	93,478
Other, net	48,407	13,622

Net cash provided by operating activities	1,256,356	1,009,230

Cash flows from investing activities:
Capital expenditures	(327,148)	(357,934)
Purchase of marketable securities	(90,192)	(68,016)
Proceeds from sale of marketable securities	79,514	65,649
Proceeds from sale of assets and other, net	35,166	1,068

Net cash used in investing activities	(302,660)	(359,233)

Cash flows from financing activities:
Net (payments) proceeds from commercial paper	(129,600)	30,700
Proceeds from issuance of debt	—	600,000
Repayment of debt	—	(400,000)
Net proceeds from sale of common stock	69,694	43,283
Purchase of treasury stock	(927,155)	(844,183)
Payments of capital lease obligations	(36,866)	(34,286)
Other, net	(1,247)	(7,359)

Net cash used in financing activities	(1,025,174)	(611,845)

Effect of exchange rate changes on cash	(3,406)	(745)

Net (decrease) increase in cash and cash equivalents	(74,884)	37,407
Cash and cash equivalents at beginning of period	293,270	189,734

Cash and cash equivalents at end of period	$218,386	$227,141

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

Operating results for the twelve and thirty-six weeks ended May 5, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 25, 2018. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2018 and 2017 each have 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Recently Adopted Accounting Pronouncements:

In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 provides guidance on accounting for the tax effects of the U.S. Tax Cuts and Jobs Act (“Tax Reform”) pursuant to the Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under Accounting Standard Codificiation (“ASC”) 740 within a one-year measurement period from Tax Reform enactment date, which occurred for the purposes of the Company’s financial statements during the quarter ended February 10, 2018, when the necessary information is not available, prepared, or analyzed in sufficient detail to complete the accounting. The Company has applied this amendment. Refer to “Note O – Income Taxes” in the Condensed Consolidated Financial Statements for more information.

Recently Issued Accounting Pronouncements:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU, along with subsequent ASU’s issued to clarify certain provisions of ASU 2014-09, is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Companies that transition to this new standard may either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company will adopt this standard using the modified retrospective method. This update will be effective for the Company at the beginning of its fiscal 2019 year. The Company established a cross-functional implementation team to evaluate and identify the impact of the new standard on the Company’s financial position, results of operations and cash flows. Based on the preliminary work completed, the Company is considering the potential implications of the new standard on the Company’s recognition of customer-related accounts receivable, warranty costs, the Company’s loyalty program, gift cards, subscriptions and other related topics in addition to all applicable financial statement disclosures required by the new guidance. The Company is currently in the process of identifying changes to its business processes, systems and controls to support adoption of the new standard.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms greater than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Early adoption is permitted. The Company will adopt this standard using the required modified retrospective approach. This update will be effective for the Company at the beginning of its fiscal 2020 year. The Company established a cross-functional implementation team to evaluate and identify the impact of ASU 2016-02 on the Company’s financial position, results of operations and cash flows. Based on the preliminary work completed, the Company has concluded its assessment on its leasing arrangements, evaluated the impact of applying the practical expedients and accounting policy elections and is currently working on implementing software to meet the reporting requirements of this standard. The Company is also in the process of identifying changes to its business processes and controls to support adoption of the new standard. The team is continuing to understand the full analysis of the adoption, but is unable to quantify the impact at this time. The Company anticipates the adoption of this new standard to result in a significant increase in lease-related assets and liabilities on the Company’s consolidated balance sheets. The impact on the Company’s consolidated statements of income is currently being evaluated. As the impact of this standard is non-cash in nature, the Company does not anticipate its adoption to have an impact on the Company’s consolidated statement of cash flows.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for “stranded tax effects” resulting from Tax Reform. The guidance states that because the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate is required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (“stranded tax effects”) do not reflect the appropriate tax rate. As stated within the guidance, the amendments in this update should be applied retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in Tax Reform is recognized. At this time, the Company is in the process of evaluating the impact of the provisions of ASU 2018-02 on its consolidated financial statements.

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

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $5.8 million for the twelve week period ended May 5, 2018, and $8.6 million for the comparable prior year period. Share-based compensation expense was $29.6 million for the thirty-six week period ended May 5, 2018, and $29.3 million for the comparable prior year period.

During the thirty-six week period ended May 5, 2018, 243,370 stock options were exercised at a weighted average exercise price of $281.72. In the comparable prior year period, 164,457 stock options were exercised at a weighted average exercise price of $263.95.

The Company made stock option grants of 284,335 shares during the thirty-six week period ended May 5, 2018, and granted options to purchase 290,805 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the thirty-six week periods ended May 5, 2018, and May 6, 2017, using the Black-Scholes-Merton multiple-option pricing valuation model, was $129.12 and $139.80 per share, respectively, using the following weighted average key assumptions:

	Thirty-Six Weeks Ended
	May 5, 2018	May 6, 2017

Expected price volatility	20%	18%
Risk-free interest rate	1.9%	1.2%
Weighted average expected lives (in years)	5.1	5.1
Forfeiture rate	10%	10%
Dividend yield	0%	0%

See AutoZone’s Annual Report on Form 10-K for the year ended August 26, 2017, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s Amended and Restated 2011 Equity Incentive Award Plan, the 2011 Director Compensation Program and the 2014 Director Compensation Plan.

For the twelve week period ended May 5, 2018, 861,595 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 638,051 anti-dilutive shares were excluded from the dilutive earnings per share computation. There were 850,421 anti-dilutive shares excluded from the diluted earnings per share computation for the thirty-six week period ended May 5, 2018, and 615,764 anti-dilutive shares excluded for the comparable prior year period.

Note C – Fair Value Measurements

The Company defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with ASC 820, Fair Value Measurements and Disclosures, the Company uses the fair value hierarchy, which prioritizes the inputs used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy are set forth below:

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	May 5, 2018
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$25,294	$1,601	$–	$26,895
Other long-term assets	61,476	21,837	–	83,313

	$86,770	$23,438	$–	$110,208

	August 26, 2017
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$18,453	$120	$–	$18,573
Other long-term assets	53,319	28,981	–	82,300

	$71,772	$29,101	$–	$100,873

At May 5, 2018, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheets consisted of short-term marketable securities of $26.9 million, which are included within Other current assets, and long-term marketable securities of $83.3 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable securities, by asset class, are described in “Note D – Marketable Securities.”

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain non-financial assets and liabilities are required to be measured at fair value on a non-recurring basis in certain circumstances, including in the event of impairment. These non-financial assets and liabilities could include assets and liabilities acquired in an acquisition as well as goodwill, intangible assets and property, plant and equipment that are determined to be impaired. As of May 5, 2018 and August 26, 2017, the Company did not have any other significant non-financial assets or liabilities that had been measured at fair value on a non-recurring basis subsequent to initial recognition.

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

Note D – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	May 5, 2018
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$60,405	$–	$(849)	$59,556
Government bonds	27,165	1	(195)	26,971
Mortgage-backed securities	3,689	–	(103)	3,586
Asset-backed securities and other	20,304	–	(209)	20,095

	$111,563	$1	$(1,356)	$110,208

	August 26, 2017
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$39,917	$73	$(13)	$39,977
Government bonds	31,076	49	(74)	31,051
Mortgage-backed securities	4,850	2	(42)	4,810
Asset-backed securities and other	25,042	28	(35)	25,035

	$100,885	$152	$(164)	$100,873

The debt securities held at May 5, 2018, had effective maturities ranging from less than one year to approximately three years. The Company did not realize any material gains or losses on its marketable securities during the thirty-six week period ended May 5, 2018.

The Company holds 122 securities that are in an unrealized loss position of approximately $1.4 million at May 5, 2018. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.

Included above in total marketable securities are $84.9 million of marketable securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note E – Derivative Financial Instruments

At May 5, 2018, the Company had $8.5 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week period ended May 5, 2018 and the comparable prior year period, the Company reclassified $509 thousand of net losses from Accumulated other comprehensive loss to Interest expense. During the thirty-six week period ended May 5, 2018 and the comparable prior year period, the Company reclassified $1.5 million of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $2.2 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note F – Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method for domestic inventories and the weighted average cost method for Mexico and Brazil inventories. Due to price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is not to write up inventory in excess of replacement cost, which is based on average cost. The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $444.4 million at May 5, 2018 and $414.9 million at August 26, 2017.

Note G – Pension and Savings Plans

The components of net periodic pension expense related to the Company’s pension plans consisted of the following:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands)	May 5, 2018	May 6, 2017	May 5, 2018	May 6, 2017

Interest cost	$2,390	$2,385	$7,170	$7,155
Expected return on plan assets	(4,384)	(4,628)	(13,152)	(13,885)
Amortization of net loss	2,478	3,201	7,433	9,605

Net periodic pension expense	$484	$958	$1,451	$2,875

The Company makes contributions in amounts at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. During the thirty-six week period ended May 5, 2018, the Company did not make contributions to its funded plans.

On December 19, 2017, the Board of Directors approved a resolution to terminate the Company’s pension plans, effective March 15, 2018. Benefit accruals were frozen, and the plans closed to new participants on January 1, 2003. The Company has commenced the plans’ termination process and expects to distribute a portion of the pension plans’ assets as lump sum payments to participants with the remaining balance transferred to an insurance company in the form of an annuity. The total payments distributed as lump sums will depend on the participation rate of eligible participants. The Company expects to record a one-time pre-tax charge of approximately $130 - $140 million in the fourth quarter of fiscal 2018, triggered by the termination of the plans. This charge includes the estimated $20 - $30 million in cash funding that will be required to fund the termination and the remainder will be non-cash in nature.

Note H – Financing

The Company’s long-term debt consisted of the following:

(in thousands)	May 5, 2018	August 26, 2017

7.125% Senior Notes due August 2018, effective interest rate of 7.28%	$250,000	$250,000
1.625% Senior Notes due April 2019, effective interest rate of 1.77%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
2.500% Senior Notes due April 2021, effective interest rate of 2.62%	250,000	250,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate of 3.83%	600,000	600,000
Commercial paper, weighted average interest rate of 2.29% and 1.44% at May 5, 2018 and August 26, 2017, respectively	1,025,500	1,155,100

Total debt before discounts and debt issuance costs	4,975,500	5,105,100
Less: Discounts and debt issuance costs	20,803	23,862

Long-term debt	$4,954,697	$5,081,238

As of May 5, 2018, the commercial paper borrowings, the $250 million 7.125% Senior Notes due August 2018, and the $250 million 1.625% Senior Notes due April 2019 were classified as long-term in the accompanying Consolidated Balance Sheets as the Company had the ability and intent to refinance on a long-term basis through available capacity in its revolving credit facility. As of May 5, 2018, the Company had $1.997 billion of availability under its $2.0 billion revolving credit facility, which would allow it to replace these short-term obligations with long-term financing facilities.

The Company entered into a Master Extension, New Commitment and Amendment Agreement dated as of November 18, 2017 (the “Extension Amendment”) to the Third Amended and Restated Credit Agreement dated as of November 18, 2016, as amended, modified, extended or restated from time to time (the “Revolving Credit Agreement”). Under the Extension Amendment: (i) the Company’s borrowing capacity under the Revolving Credit Agreement was increased from $1.6 billion to $2.0 billion; (ii) the Company’s option to increase its borrowing capacity under the Revolving Credit Agreement was “refreshed” and the amount of such option remained at $400 million; the maximum borrowing under the Revolving Credit Agreement may, at the Company’s option, subject to lenders approval, be increased from $2.0 billion to $2.4 billion; (iii) the termination date of the Revolving Credit Agreement was extended from November 18, 2021 until November 18, 2022; and (iv) the Company has the option to make one additional written request of the lenders to extend the termination date then in effect for an additional year.

Under the revolving credit facility, the Company may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the revolving credit facility, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt ratings. Interest accrues on base rate loans as defined in the revolving credit facility. As of May 5, 2018, the Company had $3.3 million of outstanding letters of credit under the Revolving Credit Agreement.

On November 18, 2016, the Company amended and restated its existing 364-Day revolving credit facility (the “New 364-Day Credit Agreement”) by decreasing the committed credit amount from $500 million to $400 million, extending the expiration date by one year and renegotiating other terms and conditions. The credit facility was available to primarily support commercial paper borrowings and other short-term unsecured bank loans. Under the credit facility, the Company could borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrued on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable margin, as defined in the revolving credit facility, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt ratings. Interest accrued on base rate loans as defined in the credit facility. The New 364-Day Credit Agreement expired on November 17, 2017, and the Company did not renew this revolving credit facility.

The fair value of the Company’s debt was estimated at $4.893 billion as of May 5, 2018, and $5.171 billion as of August 26, 2017, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the the carrying value of debt by $61.5 million at May 5, 2018, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts. At August 26, 2017, the fair value was greater than the carrying value of debt by $90.3 million.

All senior notes are subject to an interest rate adjustment if the debt ratings assigned to the senior notes are downgraded (as defined in the agreements). Further, the senior notes contain a provision that repayment of the senior notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our senior notes contain minimal covenants, primarily restrictions on liens. Under our revolving credit facilities, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs. As of May 5, 2018, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

Note I – Stock Repurchase Program

From January 1, 1998 to May 5, 2018, the Company has repurchased a total of 143.7 million shares of its common stock at an aggregate cost of $18.753 billion, including 1,424,160 shares of its common stock at an aggregate cost of $927.2 million during the thirty-six week period ended May 5, 2018. On March 20, 2018, the Board voted to increase the authorization by $1.0 billion. This raised the total value of shares authorized to be repurchased to $19.65 billion. Considering the cumulative repurchases as of May 5, 2018, the Company had $896.5 million remaining under the Board’s authorization to repurchase its common stock.

During the thirty-six week period ended May 5, 2018, the Company retired 1.5 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $918.5 million and decreased Additional paid-in capital by $60.5 million. During the comparable prior year period, the Company retired 1.8 million shares of treasury stock, which increased Retained deficit by $1.321 billion and decreased Additional paid-in capital by $64.9 million.

Subsequent to May 5, 2018, the Company has repurchased 258,761 shares of its common stock at an aggregate cost of $167.5 million.

Note J – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss for the twelve week periods ended May 5, 2018 and May 6, 2017 consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total

Balance at February 10, 2018	$(68,699)	$(211,524)	$(585)		$(5,576)	$(286,384)
Other comprehensive income (loss) before reclassifications (1)	–	(10,674)	(301)		–	(10,975)
Amounts reclassified from Accumulated other comprehensive loss (1)	1,847 (2)	–	(17	)(4)	390 (5)	2,220

Balance at May 5, 2018	$(66,852)	$(222,198)	$(903)		$(5,186)	$(295,139)

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total

Balance at February 11, 2017	$(85,121)	$(253,945)	$(155)		$(7,096)	$(346,317)
Other comprehensive income before reclassifications (1)	–	33,539	33		–	33,572
Amounts reclassified from Accumulated other comprehensive loss (1)	1,953 (2)	–	(11	)(4)	321 (5)	2,263

Balance at May 6, 2017	$(83,168)	$(220,406)	$(133)		$(6,775)	$(310,482)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $631 for the twelve weeks ended May 5, 2018 and $1,248 for the twelve weeks ended May 6, 2017, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of certain non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized losses on marketable securities, net of taxes of $3 for the twelve weeks ended May 5, 2018 and $6 for the twelve weeks ended May 6, 2017, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.
(5)	Represents losses on derivatives, net of taxes of $119 for the twelve weeks ended May 5, 2018 and $188 for the twelve weeks ended May 6, 2017, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Changes in Accumulated other comprehensive loss for the thirty-six week periods ended May 5, 2018 and May 6, 2017, consisted of the following:

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total

Balance at August 26, 2017	$(72,376)	$(175,814)	$(11)		$(6,356)	$(254,557)
Other comprehensive (loss) before reclassifications(1)	–	(46,384)	(839)		–	(47,223)
Amounts reclassified from Accumulated other comprehensive loss(1)	5,524 (2)	–	(53	)(4)	1,170 (5)	6,641

Balance at May 5, 2018	$(66,852)	$(222,198)	$(903)		$(5,186)	$(295,139)

(in thousands)	Pension Liability	Foreign Currency (3)	Net Unrealized Gain on Securities		Derivatives	Total

Balance at August 27, 2016	$(88,890)	$(211,012)	$120		$(7,747)	$(307,529)
Other comprehensive (loss) before reclassifications(1)	–	(9,394)	(215)		–	(9,609)
Amounts reclassified from Accumulated other comprehensive loss(1)	5,722 (2)	–	(38	)(4)	972 (5)	6,656

Balance at May 6, 2017	$(83,168)	$(220,406)	$(133)		$(6,775)	$(310,482)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Represents amortization of pension liability adjustments, net of taxes of $1,909 in fiscal 2018 and $3,883 in fiscal 2017, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note G – Pension and Savings Plans” for further discussion.
(3)	Foreign currency is not shown net of additional U.S. tax as earnings of certain non-U.S. subsidiaries are intended to be permanently reinvested.
(4)	Represents realized losses on marketable securities, net of taxes of $20 in fiscal 2018 and $20 in fiscal 2017, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Securities” for further discussion.

(5)	Represents gains and losses on derivatives, net of taxes of $356 in fiscal 2018 and $555 in fiscal 2017, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Note K – Goodwill and Intangibles

The changes in the carrying amount of goodwill are as follows:

(in thousands)	Auto Parts Stores	Other	Total

Net balance as of August 26, 2017	$326,703	$65,184	$391,887
Goodwill adjustments (1)	(24,058)	(65,184)	(89,242)

Net balance as of May 5, 2018	$302,645	$–	$302,645

The carrying amounts of intangible assets are included in Other long-term assets as follows:

(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment (1)	Net Carrying Amount

Amortizing intangible assets:
Technology	3-5 years	$10,570	$(9,994)	$(576)	$–
Noncompete agreements	5 years	1,300	(1,223)	(77)	–
Customer relationships	3-10 years	49,676	(28,546)	(10,057)	11,073

		$61,546	$(39,763)	$(10,710)	11,073

Non-amortizing intangible asset:
Trade name				$(26,900)	–

Total intangible assets other than goodwill					$11,073

(1)	See “Note L – Sale of Assets” for further discussion

Amortization expense of intangible assets for the twelve and thirty-six week periods ended May 5, 2018 was $1.0 million and $3.8 million, respectively. Amortization expense of intangible assets for the twelve and thirty-six week periods ended May 6, 2017 was $1.9 million and $5.9 million, respectively.

Note L – Sale of Assets

As previously announced, the Company entered into asset purchase agreements to sell substantially all of the assets, net of assumed liabilities related to its IMC and AutoAnything businesses.

During the second quarter of fiscal 2018, the Company determined that the approximate fair value less costs to sell these businesses was significantly lower than the carrying value of the net assets based on recent offers received and, therefore, recorded impairment charges totaling $193.2 million within Operating, selling, general and administrative expenses in its Condensed Consolidated Statements of Income.

The Company recorded an impairment charge of $93.6 million for its IMC business, which is reflected as a component of Auto Parts Locations in our segment reporting. Impairment charges for AutoAnything, which is reflected as a component of the Other category in our segment reporting, totaled $99.6 million.

During the third quarter of fiscal 2018, the Company completed the IMC and AutoAnything sales for total consideration that approximated the remaining net book value at the closing date.

On February 26, 2018, the Company completed its transaction to sell substantially all of the assets, net of assumed liabilities related to its AutoAnything operations.

On April 4, 2018, the Company completed its transaction to sell substantially all of the assets, net of assumed liabilities related to IMC.

Note M – Litigation

Arising out of an April 2016 letter from the California Air Resources Board (“CARB”), one of the Company’s formerly-owned subsidiaries was sued in March 2018 by CARB seeking penalties, among other relief, for alleged violations of the California Health and Safety Code, Title 13 of the California Code of Regulations and the California Vehicle Code related to the sale and advertisement of certain aftermarket motor vehicle pollution control parts in the State of California. On February 26, 2018, the Company completed its transaction to sell substantially all of the assets, net of assumed liabilities related to its AutoAnything operations. As part of the sale, the Company retained the liability related to this lawsuit. The Company is cooperating fully with the lawsuit and cannot predict the ultimate outcome of these efforts. The Company does not believe that any resolution of the matter will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Note N – Segment Reporting

The Company’s operating segments (Domestic Auto Parts, Mexico and Brazil; and IMC results through April 4, 2018) are aggregated as one reportable segment: Auto Parts Locations. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in Note A in its Annual Report on Form 10-K for the year ended August 26, 2017.

The Auto Parts Locations segment is a retailer and distributor of automotive parts and accessories through the Company’s 6,092 locations in the U.S., Puerto Rico, Mexico and Brazil. Each location carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

The Other category reflects business activities of two operating segments that are not separately reportable due to the materiality of these operating segments. The operating segments include ALLDATA, which produces, sells and maintains diagnostic and repair information software used in the automotive repair industry; and E-commerce, which includes direct sales to customers through www.autozone.com; and AutoAnything results through February 26, 2018, which included direct sales to customers through www.autoanything.com, prior to the Company’s sale of substantially all of its assets.

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands)	May 5, 2018	May 6, 2017	May 5, 2018	May 6, 2017

Net Sales
Auto Parts Locations	$2,610,485	$2,530,689	$7,452,186	$7,125,812
Other	49,667	88,318	210,123	250,259

Total	$2,660,152	$2,619,007	$7,662,309	$7,376,071

Segment Profit
Auto Parts Locations	$1,387,497	$1,332,086	$3,942,949	$3,750,776
Other	35,477	46,332	122,918	134,720

Gross profit	1,422,974	1,378,418	4,065,867	3,885,496
Operating, selling, general and administrative expenses (1)	(877,209)	(848,848)	(2,846,250)	(2,513,054)
Interest expense, net	(41,958)	(35,675)	(120,186)	(103,180)

Income before income taxes	$503,807	$493,895	$1,099,431	$1,269,262

(1)	Includes impairment charges of $193.2 million for the thirty-six weeks ended May 5, 2018. See “Note L – Sale of Assets” for further discussion.

Note O – Income Taxes

The Company’s effective income tax rate was 27.2% of pretax income for the twelve weeks ended May 5, 2018. The effective tax rate was higher than the U.S. statutory federal rate primarily due to domestic state income taxes.

The Company’s effective income tax rate was 14.8% of pretax income for the thirty-six weeks ended May 5, 2018. As described in further detail below, the effective tax rate was lower than the U.S. statutory federal rate primarily due to the enactment of Tax Reform and its tax benefit of $103 million due to the reduction of the U.S. statutory rate from 35% to approximately 25.9%, and the $34.7 million tax benefit associated with stock option accounting.

At the end of each interim period, the Company estimates its effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effects of changes in enacted tax laws or rates or tax statutes are recognized in the interim period in which the change occurs.

On December 22, 2017, Tax Reform was enacted by the U.S. government. Tax Reform contains several key provisions that affected the Company. The enacted provisions include a mandatory one-time transition tax on certain earnings of foreign subsidiaries and a permanent reduction of the U.S. corporate income tax rate from 35 to 21 percent, effective January 1, 2018. The impact of the lower rate will be phased in, resulting in a U.S. statutory federal tax rate of approximately 25.9% for the fiscal year ending August 25, 2018 and a 21% U.S. statutory federal rate for fiscal years thereafter and as long as the provisions of Tax Reform remain in effect. Other enacted provisions which may impact the Company beginning in fiscal 2019 include: limitations on the deductibility of executive compensation, eliminating U.S. federal taxation of future remitted foreign earnings and other new provisions requiring current inclusion of certain earnings of controlled foreign corporations.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of Tax Reform. To the extent that a company’s accounting for certain income tax effects of Tax Reform is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of Tax Reform. The ultimate impact may differ from provisional amounts recorded, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, and additional regulatory guidance that may be issued. The accounting is expected to be completed within one year from the enactment date of Tax Reform.

The Company recorded a provisional income tax benefit of $136.7 million in its consolidated financial statements for its second quarter ended February 10, 2018 for the re-measurement of the Company’s net U.S. federal deferred tax liability at the lower rate. The Company is continuing to analyze certain aspects of Tax Reform and is refining its calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

In addition, during the second quarter ended February 10, 2018, upon enactment of Tax Reform, the Company was able to determine a reasonable estimate for the mandatory one-time transition tax and included a provisional increase to tax expense of $24.8 million. Due to the new guidance issued during the quarter ended May 5, 2018, the Company has revised its provisional estimate for the mandatory one-time transition tax to $25.4 million, an increase to tax expense of $0.6 million versus previous provisional estimates. Our analysis of these items is incomplete at this time as the Company continues to finalize the calculation of post-1986 foreign earnings and profits previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets. The provisional amount may also change as new guidance and clarifications are issued by the Internal Revenue Service. We will complete the accounting for these items during the measurement period.

Per GAAP, foreign withholding taxes are not included when foreign earnings are indefinitely reinvested. The Company regularly reviews and assesses whether there are any changes to its indefinite reinvestment assertion. Through the second quarter ended February 10, 2018, the Company had determined that the undistributed earnings for all of its foreign subsidiaries were indefinitely reinvested. During the current quarter ended May 5, 2018, the Company made the determination that the undistributed earnings of certain foreign subsidiaries were no longer indefinitely reinvested while also maintaining its indefinite reinvestment assertion for other foreign subsidiaries. As a result, the Company has analyzed and included foreign withholding taxes on undistributed earnings where applicable, which has no significant impact on the Company’s consolidated results.

As of May 5, 2018, the Company has estimated the following obligations with respect to the mandatory deemed repatriation of the Company’s foreign subsidiaries. The estimate may change, possibly materially, due to among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of Tax Reform.

(in thousands)	Scheduled Payments

2018	$3,372
2019	1,918
2020	1,918
2021	1,918
2022	1,918
2023	3,597
2024	4,795
2025	5,994

Total One-Time Transition Tax Forecasted Obligation Payments	$25,430

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

We have reviewed the condensed consolidated balance sheet of AutoZone, Inc. as of May 5, 2018, the related condensed consolidated statements of income for the twelve and thirty-six week periods ended May 5, 2018 and May 6, 2017, the condensed consolidated statements of comprehensive income for the twelve and thirty-six week periods ended May 5, 2018 and May 6, 2017, and the condensed consolidated statements of cash flows for the thirty-six week periods ended May 5, 2018 and May 6, 2017. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AutoZone, Inc. as of August 26, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for the year then ended, not presented herein, and we expressed an unqualified opinion on those consolidated financial statements in our report dated October 25, 2017. In our opinion, the accompanying condensed consolidated balance sheet of AutoZone, Inc. as of August 26, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

June 8, 2018

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

Overview

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the U.S. We began operations in 1979 and at May 5, 2018, operated 5,540 AutoZone stores in the U.S., including Puerto Rico; 536 in Mexico; and 16 in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At May 5, 2018, in 4,683 of our domestic stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in stores in Mexico and Brazil. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve and thirty-six weeks ended May 5, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2018. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters for fiscal 2017 and fiscal 2018 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales were up 1.6% for the quarter driven by new domestic AutoZone stores and an increase in domestic commercial sales. Earnings per share increased 17.3% for the quarter and benefitted from a lower effective tax rate, primarily due to the recent Tax Reform.

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

During the third quarter of fiscal 2018, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 84% of total sales compared with approximately 84% of total sales in the comparable prior year period, with failure related categories continuing to be our largest set of categories. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by severe or unusual weather over a short-term period. Over the long-term, we believe the impact of the weather on our sales mix is not significant.

Our primary response to fluctuations in the demand for the products we sell is to adjust our advertising message, store staffing and product assortment. In recent years, we closely studied our hub distribution model, store inventory levels and product assortment, which led to strategic tests on increased frequency of delivery to our domestic stores and significantly expanding parts assortment in select domestic stores we call mega hubs. During fiscal 2018, we completed our testing and implemented new frequencies resulting in approximately 25% of our stores, representing 40% of our sales volume and nearly 50% of our commercial sales volume, receiving distribution center deliveries three or more times per week.

The two statistics we believe have the most positive correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a positive correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. The average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. Since the beginning of 2017 and through February 2018 (latest publicly available information), miles driven increased by 1.0%.

Twelve Weeks Ended May 5, 2018

Compared with Twelve Weeks Ended May 6, 2017

Net sales for the twelve weeks ended May 5, 2018 increased $41.1 million to $2.660 billion, or 1.6%, over net sales of $2.619 billion for the comparable prior year period. Total auto parts sales increased by 3.2%, primarily driven by net sales of $46.5 million from new domestic AutoZone stores and an increase in domestic same store sales of 0.6%. Domestic commercial sales increased $36.6 million, or 7.3%, over the comparable prior year period.

Gross profit for the twelve weeks ended May 5, 2018 was $1.423 billion, or 53.5% of net sales, compared with $1.378 billion, or 52.6% of net sales, during the comparable prior year period. The increase in gross margin was attributable to higher merchandise margins and the favorable comparison from the impact of the previously announced sale of two business units completed during the quarter (+40 basis points).

Operating, selling, general and administrative expenses for the twelve weeks ended May 5, 2018 were $877.2 million, or 33.0% of net sales, compared with $848.8 million, or 32.4% of net sales, during the comparable prior year period. Operating expenses, as a percentage of sales, were higher than last year primarily due to occupancy costs (-27 basis points) and increased store payroll.

Net interest expense for the twelve weeks ended May 5, 2018 was $42.0 million compared with $35.7 million during the comparable prior year period. The increase was primarily due to higher weighted average borrowing rates over the comparable prior year period. Average borrowings for the twelve weeks ended May 5, 2018 were $5.071 billion, compared with $5.146 billion for the comparable prior year period. Weighted average borrowing rates were 3.2% for the twelve weeks ended May 5, 2018 and 2.8% for the twelve weeks ended May 6, 2017.

Our effective income tax rate was 27.2% of pretax income for the twelve weeks ended May 5, 2018 and 32.8% for the comparable prior year period. The lower tax rate resulted primarily from the enactment of Tax Reform during the second quarter ended February 10, 2018 (see “Note O – Income Taxes” in the Notes to Condensed Consolidated Financial Statements).

Net income for the twelve week period ended May 5, 2018 increased by $35.0 million to $366.7 million due to the factors set forth above, and diluted earnings per share increased by 17.3% to $13.42 from $11.44 in the comparable prior year period. For the twelve weeks ended May 5, 2018 and May 6, 2017, earnings per share includes excess tax benefits from stock option exercises related to the adoption of ASU 2016-09 of $0.01 per share and $0.40 per share, respectively. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.61.

Thirty-Six Weeks Ended May 5, 2018

Compared with Thirty-Six Weeks Ended May 6, 2017

Net sales for the thirty-six weeks ended May 5, 2018 increased $286.2 million to $7.662 billion, or 3.9%, over net sales of $7.376 billion for the comparable prior year period. Total auto parts sales increased by 4.6%, primarily driven by net sales of $134.0 million from new domestic AutoZone stores and an increase in domestic same store sales of 1.7%. Domestic commercial sales increased $92.0 million, or 6.6%, over the comparable prior year period.

Gross profit for the thirty-six weeks ended May 5, 2018 was $4.066 billion, or 53.1% of net sales, compared with $3.885 billion, or 52.7% of net sales, during the comparable prior year period. The increase in gross margin was attributable to higher merchandise margins (+57 basis points), partially offset by higher supply chain costs (-8 basis points), unfavorable comparison from the impact of the sale of two business units completed during the quarter (-8 basis points) and higher inventory shrink (-2 basis points).

Operating, selling, general and administrative expenses for the thirty-six weeks ended May 5, 2018 were $2.846 billion, or 37.1% of net sales, compared with $2.513 billion, or 34.1% of net sales, during the comparable prior year period.

Operating expenses, as a percentage of sales, were higher than last year primarily due to impairment charges of approximately $193.2 million (-252 basis points), as well as deleverage on occupancy costs (-19 basis points), higher incentive compensation (-15 basis points), hurricane-related expenses (-11 basis points) and higher payroll costs (-7 basis points).

Net interest expense for the thirty-six weeks ended May 5, 2018 was $120.2 million compared with $103.2 million during the comparable prior year period. The increase was primarily due to higher weighted average borrowing rates over the comparable year period. Average borrowings for the thirty-six weeks ended May 5, 2018 were $5.017 billion, compared with $5.071 billion for the comparable prior year period. Weighted average borrowing rates were 3.2% for the thirty-six weeks ended May 5, 2018 and 2.7% for the thirty-six weeks ended May 6, 2017.

Our effective income tax rate was 14.8% of pretax income for the thirty-six weeks ended May 5, 2018 and 33.3% for the comparable prior year period. The lower tax rate resulted primarily from the enactment of Tax Reform during the second quarter ended February 10, 2018 (see “Note O – Income Taxes” in the Notes to Condensed Consolidated Financial Statements).

Net income for the thirty-six weeks ended May 5, 2018 increased by $90.3 million to $937.3 million due to the factors set forth above, and diluted earnings per share increased by 16.9% to $33.75 from $28.86 in the comparable prior year period. For the thirty-six weeks ended May 5, 2018 and May 6, 2017, earnings per share includes excess tax benefits from stock option exercises related to the adoption of ASU 2016-09 of $1.25 per share and $0.93 per share, respectively. The impact on year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.97.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the thirty-six weeks ended May 5, 2018, our net cash flows from operating activities provided $1.256 billion as compared with $1.009 billion provided during the comparable prior year period. The increase is primarily due to increased earnings and favorable changes in income taxes payable.

Our net cash flows used in investing activities for the thirty-six weeks ended May 5, 2018 was $302.7 million as compared with $359.2 million in the comparable prior year period. Capital expenditures for the thirty-six weeks ended May 5, 2018 were $327.1 million compared to $357.9 million for the comparable prior year period. The decrease is primarily driven by the reduction of capital expenditures related to the construction of two distribution centers that have opened in the last tweleve months. During the thirty-six week period ended May 5, 2018, we opened 89 net new locations. In the comparable prior year period, we opened 101 net new locations. Investing cash flows were impacted by our wholly owned captive, which purchased $90.2 million and sold $79.5 million in marketable securities during the thirty-six weeks ended May 5, 2018. During the comparable prior year period, the captive purchased $68.0 million in marketable securities and sold $65.6 million in marketable securities.

Our net cash flows used in financing activities for the thirty-six weeks ended May 5, 2018 were $1.025 billion compared to $611.8 million in the comparable prior year period. During the thirty-six weeks ended May 5, 2018, no debt was issued. During the comparable prior year period, we received $600 million from the issuance of debt. During the thirty-six week period ended May 5, 2018, we repaid no debt. During the comparable prior year period, we repaid our $400 million 1.300% Senior Notes due in January 2017 using commercial paper borrowings. For the thirty-six week period ended May 5, 2018, our commercial paper activity resulted in $129.6 million in net payments of commercial paper, as compared to $30.7 million of net proceeds from commercial paper in the comparable prior year period. For the thirty-six weeks ended May 5, 2018, proceeds from the sale of common stock and exercises of stock options provided $69.7 million. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $43.3 million.

During fiscal 2018, we expect to invest in our business at a rate consistent with fiscal 2017. Our investments continue to be directed primarily to new locations, supply chain infrastructure, enhancements to existing locations and investments in technology. The amount of our investments in our new locations is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the U.S., Mexico or Brazil, or located in urban or rural areas.

In addition to the building and land costs, our new locations require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate. In recent years, we initiated a variety of strategic tests focused on increasing inventory availability, which increased our inventory per location. Many of our vendors have supported our initiative to update our product assortments by providing extended payment terms. These extended payment terms have allowed us to continue our high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 107.3% at May 5, 2018, compared to 107.2% at May 6, 2017.

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

For the trailing four quarters ended May 5, 2018, our after-tax return on invested capital (“ROIC”) was 30.8% as compared to 30.5% for the comparable prior year period. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Debt Facilities

We entered into a Master Extension, New Commitment and Amendment Agreement dated as of November 18, 2017 (the “Extension Amendment”) to the Third Amended and Restated Credit Agreement dated as of November 18, 2016, as amended, modified, extended or restated from time to time (the “Revolving Credit Agreement”). Under the Extension Amendment: (i) our borrowing capacity under the Revolving Credit Agreement was increased from $1.6 billion to $2.0 billion; (ii) our option to increase the borrowing capacity under the Revolving Credit Agreement was “refreshed” and the amount of such option remained at $400 million; the maximum borrowing under the Revolving Credit Agreement may, at our option, subject to lenders approval, be increased from $2.0 billion to $2.4 billion; (iii) the termination date of the Revolving Credit Agreement was extended from November 18, 2021 until November 18, 2022; and (iv) we have the option to make one additional written request of the lenders to extend the termination date then in effect for an additional year. Under the revolving credit facility, we may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the revolving credit facility, depending upon our senior, unsecured, (non-credit enhanced) long-term debt ratings. Interest accrues on base rate loans as defined in the revolving credit facility. As of May 5, 2018, we had $3.3 million of outstanding letters of credit under the Revolving Credit Agreement.

On November 18, 2016, we amended and restated our existing 364-Day revolving credit facility (the “New 364-Day Credit Agreement”) by decreasing the committed credit amount from $500 million to $400 million, extending the expiration date by one year and renegotiating other terms and conditions. The credit facility was available to primarily support commercial paper borrowings and other short-term unsecured bank loans. Under the credit facility, we could borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrued on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable margin, as defined in the revolving credit facility, depending upon our senior, unsecured, (non-credit enhanced) long-term debt ratings. Interest accrued on base rate loans as defined in the credit facility. The New 364-Day Credit Agreement expired on November 17, 2017, and we did not renew this revolving credit facility.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $75 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of May 5, 2018, we had $75.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2019.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $29.5 million in letters of credit outstanding as of May 5, 2018. These letters of credit have various maturity dates and were issued on an uncommitted basis.

All senior notes are subject to an interest rate adjustment if the debt ratings assigned to the senior notes are downgraded (as defined in the agreements). Further, the senior notes contain a provision that repayment of the senior notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our senior notes contain minimal covenants, primarily restrictions on liens. Under our revolving credit facilities, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs. As of May 5, 2018, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

As of May 5, 2018, $1.026 billion of commercial paper borrowings, the $250 million 7.125% Senior Notes due August 2018 and the $250 million 1.625% Senior Notes due April 2019 were classified as long-term in the Consolidated Balance Sheets as we had the ability and intent to refinance on a long-term basis through available capacity in our revolving credit facilities. As of May 5, 2018, we had $1.997 billion of availability under our $2.0 billion revolving credit facilities, which would allow us to replace these short-term obligations with long-term financing facilities.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.5:1 as of May 5, 2018, and was 2.6:1 as of May 6, 2017. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding impairment before tax impact, interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. To the extent EBITDAR continues to grow in future years, we expect our debt levels to increase; conversely, if EBITDAR declines, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

From January 1, 1998 to May 5, 2018, we have repurchased a total of 143.7 million shares of our common stock at an aggregate cost of $18.753 billion, including 1,424,160 shares of our common stock at an aggregate cost of $927.2 million during the thirty-six week period ended May 5, 2018. On March 20, 2018, the Board voted to increase the authorization by $1.0 billion. This raised the total value of shares authorized to be repurchased to $19.65 billion. Considering cumulative repurchases as of May 5, 2018, we had $896.5 million remaining under the Board’s authorization to repurchase our common stock.

During the thirty-six week period ended May 5, 2018, we retired 1.5 million shares of treasury stock which had previously been repurchased under our share repurchase program. The retirement increased Retained deficit by $918.5 million and decreased Additional paid-in capital by $60.5 million. During the comparable prior year period, we retired 1.8 million shared of treasury stock, which increased Retained deficit by $1.321 billion and decreased Additional paid-in capital by $64.9 million.

Subsequent to May 5, 2018, we have repurchased 258,761 shares of our common stock at an aggregate cost of $167.5 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at May 5, 2018, was $107.8 million compared with $88.6 million at August 26, 2017, and our total surety bonds commitment at May 5, 2018, was $24.3 million compared with $28.8 million at August 26, 2017.

Financial Commitments

Except for the previously discussed amendments to our existing revolving credit facilities, debt issuance and retirement, as of May 5, 2018, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 26, 2017.

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

Reconciliation of Non-GAAP Financial Measure: After-Tax ROIC

The following tables calculate the percentages of ROIC for the trailing four quarters ended May 5, 2018 and May 6, 2017.

	A	B	A-B=C	D	C+D

(in thousands, except percentage)	Fiscal Year Ended August 26, 2017	Thirty-Six Weeks Ended May 6, 2017	Sixteen Weeks Ended August 26, 2017	Thirty-Six Weeks Ended May 5, 2018	Trailing Four Quarters Ended May 5, 2018
Net income	$1,280,869	$846,969	$433,900	$937,254	$1,371,154
Adjustments:
Impairment before tax impact of $46.6MM	–	–	–	193,162	193,162
Interest expense	154,580	103,180	51,400	120,186	171,586
Rent expense	302,928	207,402	95,526	218,999	314,525
Tax effect(1)	(129,365)	(87,820)	(41,545)	(142,558)	(184,103)
Deferred tax liabilities, net	–	–	–	(136,679)	(136,679)

After-tax return	$1,609,012	$1,069,731	$539,281	$1,190,364	$1,729,645

Average debt(2)					$5,043,061
Average deficit(3)					(1,471,968)
Rent x 6(4)					1,887,150
Average capital lease obligations(5)					155,729

Invested capital					$5,613,972

ROIC					30.8%

	A	B	A-B=C	D	C+D

(in thousands, except percentage)	Fiscal Year Ended August 27, 2016	Thirty-Six Weeks Ended May 7, 2016	Sixteen Weeks Ended August 27, 2016	Thirty-Six Weeks Ended May 6, 2017	Trailing Four Quarters Ended May 6, 2017
Net income	$1,241,007	$814,239	$426,768	$846,969	$1,273,737
Adjustments:
Interest expense	147,681	101,893	45,788	103,180	148,968
Rent expense	280,490	193,251	87,239	207,402	294,641
Tax effect(1)	(145,150)	(100,054)	(45,096)	(105,287)	(150,383)

After-tax return	$1,524,028	$1,009,329	$514,699	$1,052,264	$1,566,963

Average debt(2)					$5,035,993
Average deficit(3)					(1,817,540)
Rent x 6(4)					1,767,846
Average capital lease obligations(5)					145,749

Invested capital					$5,132,048

ROIC					30.5%

(1)	The effective tax rate was 28.3% and 33.9% over the trailing four quarters ended May 5, 2018 and May 6, 2017, respectively.
(2)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(3)	Average equity is equal to the average of our stockholders’ deficit measured as of the previous five quarters.
(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(5)	Average capital lease obligations are equal to the average of our capital lease obligations measured as of the previous five quarters.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended May 5, 2018 and May 6, 2017.

	A	B	A-B=C	D	C+D

(in thousands, except ratio)	Fiscal Year Ended August 26, 2017	Thirty-Six Weeks Ended May 6, 2017	Sixteen Weeks Ended August 26, 2017	Thirty-Six Weeks Ended May 5, 2018	Trailing Four Quarters Ended May 5, 2018
Net income	$1,280,869	$846,969	$433,900	$937,254	$1,371,154
Add: Impairment before tax impact of $46.6MM	–	–	–	193,162	193,162
Interest expense	154,580	103,180	51,400	120,186	171,586
Income tax expense	644,620	422,293	222,327	162,177	384,504

EBIT	2,080,069	1,372,442	707,627	1,412,779	2,120,406
Add: Depreciation expense	323,051	219,988	103,063	237,091	340,154
Rent expense	302,928	207,402	95,526	218,999	314,525
Share-based expense	38,244	29,343	8,901	29,559	38,460

EBITDAR	$2,744,292	$1,829,175	$915,117	$1,898,428	$2,813,545

Debt					$4,954,697
Capital lease obligations					160,452
Rent x 6(1)					1,887,150

Adjusted debt					$7,002,299

Adjusted debt / EBITDAR					2.5

	A	B	A-B=C	D	C+D

(in thousands, except ratio)	Fiscal Year Ended August 27, 2016	Thirty-Six Weeks Ended May 7, 2016	Sixteen Weeks Ended August 27, 2016	Thirty-Six Weeks Ended May 6, 2017	Trailing Four Quarters Ended May 6, 2017
Net income	$1,241,007	$814,239	$426,768	$846,969	$1,273,737
Add: Interest expense	147,681	101,893	45,788	103,180	148,968
Income tax expense	671,707	440,897	230,810	422,293	653,103

EBIT	2,060,395	1,357,029	703,366	1,372,442	2,075,808
Add: Depreciation expense	297,397	203,465	93,932	219,988	313,920
Rent expense	280,490	193,251	87,239	207,402	294,641
Share-based expense	39,825	28,452	11,373	29,343	40,716

EBITDAR	$2,678,107	$1,782,197	$895,910	$1,829,175	$2,725,085

Debt					$5,152,843
Capital lease obligations					151,961
Rent x 6(1)					1,767,846

Adjusted debt					$7,072,650

Adjusted debt / EBITDAR					2.6

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.

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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

At May 5, 2018, the only material change to our instruments and positions that are sensitive to market risk since the disclosures in our 2017 Annual Report to Stockholders was the $129.6 million net decrease in commercial paper.

The fair value of our debt was estimated at $4.893 billion as of May 5, 2018 and $5.171 billion as of August 26, 2017, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value was less than the carrying value of debt by $61.5 million at May 5, 2018 and greater than the carrying value by $90.3 million at August 26, 2017. We had $1.026 billion of variable rate debt outstanding at May 5, 2018 and $1.155 billion of variable rate debt outstanding at August 26, 2017. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $10.3 million in fiscal 2018. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $3.929 billion, net of unamortized debt issuance costs of $20.8 million at May 5, 2018 and $3.926 billion, net of unamortized debt issuance costs of $23.9 million at August 26, 2017. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $162.8 million at May 5, 2018.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of May 5, 2018, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 5, 2018.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 5, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

In 2004, we acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, we voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection (“NJDEP”) and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. We have conducted and paid for (at an immaterial cost to us) remediation of contamination on the property. We have also voluntarily investigated and addressed potential vapor intrusion impacts in downgradient residences and businesses. The NJDEP has asserted, in a Directive and Notice to Insurers dated February 19, 2013 and again in an Amended Directive and Notice to Insurers dated January 13, 2014 (collectively the “Directives”), that we are liable for the downgradient impacts under a joint and severable liability theory. By letter dated April 23, 2015, NJDEP has demanded payment from us, and other parties, in the amount of approximately $296 thousand for costs incurred by NJDEP in connection with contamination downgradient of the property. By letter dated January 29, 2016, we were informed that NJDEP has filed a lien against the property in connection with approximately $355 thousand in costs incurred by NJDEP in connection with contamination downgradient of the property. We have contested, and will continue to contest, any such assertions due to the existence of other entities/sources of contamination, some of which are named in the Directives and the April 23, 2015 Demand, in the area of the property. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, we believe we should be eligible to be reimbursed up to 75% of qualified remediation costs by the State of New Jersey. We have asked the state for clarification that the agreement applies to off-site work, and the state is considering the request. Although the aggregate amount of additional costs that we may incur pursuant to the remediation cannot currently be ascertained, we do not currently believe that fulfillment of our obligations under the agreement or otherwise will result in costs that are material to our financial condition, results of operations or cash flows.

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

Arising out of an April 2016 letter from the California Air Resources Board (“CARB”), one of our formerly-owned subsidiaries was sued in March 2018 by CARB seeking penalties, among other relief, for alleged violations of the California Health and Safety Code, Title 13 of the California Code of Regulations and the California Vehicle Code related to the sale and advertisement of certain aftermarket motor vehicle pollution control parts in the State of California. On February 26, 2018, we completed our transaction to sell substantially all of the assets, net of assumed liabilities related to our AutoAnything operations. As part of the sale, we retained the liability related to this lawsuit. We are cooperating fully with the lawsuit and cannot predict the ultimate outcome of these efforts. We do not believe that any resolution of the matter will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended May 5, 2018 were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
February 11, 2018 to March 10, 2018	352,498	$694.70	352,498	$51,367,944
March 11, 2018 to April 7, 2018	61,175	653.71	61,175	1,011,376,971
April 8, 2018 to May 5, 2018	185,754	618.18	185,754	896,547,076

Total	599,427	$666.80	599,427	$896,547,076

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended on March 20, 2018 to increase the repurchase authorization by $1.0 billion. This brings the total value of shares to be repurchased to $19.65 billion. All of the above repurchases were part of this program. Subsequent to May 5, 2018, we have repurchased 258,761 shares of our common stock at an aggregate cost of $167.5 million.

Item 3.        Defaults Upon Senior Securities

Not applicable.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

On March 19, 2018, the Company’s Board of Directors approved the amended and restated Company’s by-laws (the “Restated By-Laws”) to implement “proxy access.” The Restated By-Laws became effective March 19, 2018.

The proxy access provisions in the Restated By-Laws are set forth in Article II, Section 10. These provisions allow for an individual eligible stockholder or group of up to twenty (20) eligible stockholders to nominate and include in the Company’s proxy materials candidates for election to the Board, as long as such stockholder or the stockholder group, as applicable, continuously owns 3% or more of the outstanding shares of Company common stock for at least three (3) years. The maximum number of proxy access nominees permitted cannot be more than the greater of two (2) or 20% of the Board (rounded down to the closest whole number), provided that the stockholder(s) and the nominee(s) satisfy the requirements further described in Article II, Section 10 of the Restated By-Laws.

This process is subject to additional eligibility, procedural and disclosure requirements set forth in the Restated By-Laws, including the requirement that proxy access notice must be delivered to the Company no earlier than the close of business one-hundred twenty (120) and no later than the close of business ninety (90) days before the first anniversary of the preceding year’s annual meeting for regularly scheduled annual meetings. Further, Article II, Section 10 requires that all nominees for director and nominating stockholder(s) provide certain information, representations and agreements to the Company in order for such nominees to be eligible for election.

The foregoing description is qualified in all respects by reference to the Seventh Amended and Restated By-Laws, a copy of which is filed as an Exhibit to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

The following exhibits are being filed herewith:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Seventh Amended and Restated By-Laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 19, 2018.

4.1	Master Extension, New Commitment and Amendment Agreement dated as of November 18, 2017 among AutoZone, Inc. as Borrower; Bank of America, N.A. as Administrative Agent and Swingline Lender; JPMorgan Chase Bank, N.A. as Syndication Agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Chase Bank, N.A. as Joint Lead Arrangers; Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Chase Bank, N.A., SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, Wells Fargo Securities, LLC and Barclay’s Capital as Joint Book Runners; SunTrust Bank, U.S. Bank National Association, Wells Fargo Bank, National Association and Barclay’s Bank PLC as Documentation Agents; and the several lenders party thereto. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated November 18, 2017.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

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

Dated: June 8, 2018