Form 10-K
period 2018-08-25
AUTOZONE INC
filed 2018-10-24
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 25, 2018, or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $19,597,989,296.

The number of shares of Common Stock outstanding as of October 22, 2018, was 25,559,353.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement to be filed within 120 days of August 25, 2018, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held December 19, 2018, are incorporated by reference into Part III.

Forward-Looking Statements

Certain statements contained in this annual report constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “seek,” “may,” “could” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand; energy prices; weather; competition; credit market conditions; access to available and feasible financing; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; war and the prospect of war, including terrorist activity; inflation; the ability to hire and retain qualified employees; construction delays; the compromising of confidentiality, availability or integrity of information, including cyber attacks; and raw material costs of suppliers. Certain of these risks are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of this Annual Report on Form 10-K for the year ended August 25, 2018, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results.

PART I

Item  1. Business

Introduction

AutoZone, Inc. (“AutoZone,” the “Company,” “we,” “our” or “us”) is the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at August 25, 2018, operated 5,618 stores in the United States, including Puerto Rico; 564 stores in Mexico; and 20 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 25, 2018, in 4,741 of our domestic stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in stores in Mexico and Brazil. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.

At August 25, 2018, our stores were in the following locations:

Store Count
Alabama	113
Alaska	8
Arizona	142
Arkansas	66
California	602
Colorado	90
Connecticut	49
Delaware	16
Florida	334
Georgia	201
Hawaii	8
Idaho	29
Illinois	238
Indiana	156
Iowa	32
Kansas	53
Kentucky	97
Louisiana	124
Maine	13
Maryland	78
Massachusetts	82
Michigan	194
Minnesota	54
Mississippi	95
Missouri	113
Montana	13
Nebraska	21
Nevada	65
New Hampshire	23
New Jersey	102
New Mexico	62
New York	198
North Carolina	221

North Dakota	5
Ohio	266
Oklahoma	74
Oregon	47
Pennsylvania	189
Puerto Rico	45
Rhode Island	17
South Carolina	88
South Dakota	8
Tennessee	166
Texas	610
Utah	59
Vermont	2
Virginia	131
Washington	92
Washington, DC	5
West Virginia	44
Wisconsin	69
Wyoming	9

Total Domestic stores	5,618
Mexico	564
Brazil	20

Total stores	6,202

Marketing and Merchandising Strategy

We are dedicated to providing customers with superior service and trustworthy advice as well as quality automotive parts and products at a great value in conveniently located, well-designed stores. Key elements of this strategy are:

Customer Service

Customer service is the most important element in our marketing and merchandising strategy, which is based upon consumer marketing research. We emphasize that our AutoZoners (employees) should always put customers first by providing prompt, courteous service and trustworthy advice. Our electronic parts catalog assists in the selection of parts as well as identifying any associated warranties that are offered by us or our vendors. We sell automotive hard parts, maintenance items, accessories and non-automotive parts through www.autozone.com for pick-up in store or to be shipped directly to a customer’s home or business. Additionally, we offer a smartphone app that provides customers with store locations, driving directions, operating hours, ability to purchase products and product availability.

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

Starters & Alternators

Thermostats

Tire Repair

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

Pricing

We want to be the value leader in our industry, by consistently providing quality merchandise at the right price, backed by a satisfactory warranty and outstanding customer service. For many of our products, we offer multiple value choices in a good/better/best assortment, with appropriate price and quality differences from the “good” products to the “better” and “best” products. A key differentiating component versus our competitors is our exclusive line of in-house brands, which includes the AutoZone, Duralast, Duralast Max, Duralast Gold, Duralast Platinum, Duralast ProPower, Duralast GT, Valucraft, SureBilt and ProElite. We believe that our overall value compares favorably to that of our competitors.

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

Store Design and Visual Merchandising

We design and build stores for high visual impact. The typical store utilizes colorful exterior and interior signage, exposed beams and ductwork and brightly lit interiors. Maintenance products, accessories and non-automotive items are attractively displayed for easy browsing by customers. In-store signage and special displays promote products on floor displays, end caps and shelves.

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

Store Operations

Store Formats

Substantially all stores are based on standard store formats, resulting in generally consistent appearance, merchandising and product mix. Approximately 85% to 90% of each store’s square footage is selling space. In our satellite stores, approximately 40% to 45% of our space is dedicated to hard parts inventory, while our hub stores and mega hubs have 75% to 85% of their space utilized for hard parts. The hard parts inventory area is generally fronted by counters or pods that run the depth or length of the store, dividing the hard parts area from the remainder of the store. The remaining selling space contains displays of maintenance, accessories and non-automotive items.

We believe that our stores are “destination stores,” generating their own traffic rather than relying on traffic created by adjacent stores. Therefore, we situate most stores on major thoroughfares with easy access and good parking.

Store Personnel and Training

We provide on-the-job training as well as formal training programs, including an annual national sales meeting with related cascading meetings at our distribution centers, regional offices and stores; store meetings on specific sales and product topics; standardized computer-based training to support culture, safety, salesmanship, compliance and product and job knowledge; and several specialist, vendor and third-party programs to support learning and development in areas requiring technical expertise and specific job knowledge. All domestic AutoZoners are encouraged to complete our in-house product knowledge program and Parts Expert certification, which is developed in partnership with our key suppliers. Training is supplemented with frequent store visits by management. Advanced leadership training is an additional area of investment that is used to deepen bench strength and support succession planning.

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

Store Development

The following table reflects our location development during the past five fiscal years:

	Fiscal Year
	2018	2017	2016	2015	2014
Locations:
Beginning	6,029	5,814	5,609	5,391	5,201
Acquired(1)	—	—	—	17	—
Sold(2)	26	—	—	—	—
New	201	215	205	202	190
Closed	2	—	—	1	—

Net new	199	215	205	201	190

Relocated	7	5	6	5	8

Ending	6,202	6,029	5,814	5,609	5,391

(1)	17 Interamerican Motor Corporation (“IMC”) branches acquired on September 27, 2014.
(2)	26 IMC branches sold on April 4, 2018. See “Note M – Sale of Assets” for more information.

We believe that expansion opportunities exist in markets that we do not currently serve, as well as in markets where we can achieve a larger presence. We undertake substantial research prior to entering new markets. The most important criteria for opening a new store is the projected future profitability and the ability to achieve our required investment hurdle rate. Key factors in selecting new site and market locations for stores include population, demographics, vehicle profile, customer buying trends, commercial businesses, number and strength of competitors’ stores and the cost of real estate. In reviewing the vehicle profile, we also consider the number of vehicles that are seven years old and older, or “our kind of vehicles”; these vehicles are generally no longer under the original manufacturers’ warranties and require more maintenance and repair than newer vehicles. We seek to open new stores in high visibility sites in high traffic locations within or contiguous to existing market areas and attempt to cluster development in markets in a relatively short period of time. In addition to continuing to lease or develop our own locations, we evaluate and may make strategic acquisitions.

Purchasing and Supply Chain

Merchandise is selected and purchased for all stores through our store support centers located in Memphis, Tennessee; Monterrey, Mexico and Sao Paulo, Brazil. Additionally, we have an office in Shanghai, China to support our sourcing efforts in Asia. In fiscal 2018, one class of similar products accounted for approximately 12 percent of our total sales, and one vendor supplied approximately 12 percent of our purchases. No other class of similar products accounted for 10 percent or more of our total sales, and no other individual vendor provided more than 10 percent of our total purchases. We believe that alternative sources of supply exist, at similar costs, for most types of product sold. Most of our merchandise flows through our distribution centers to our stores by our fleet of tractors and trailers or by third-party trucking firms.

We ended fiscal 2018 with 194 domestic hub stores, which have a larger assortment of products as well as regular replenishment items that can be delivered to a store in its network within 24 hours. Hub stores are generally replenished from distribution centers multiple times per week. Hub stores have increased our ability to distribute products on a timely basis to many of our stores and to expand our product assortment.

In recent years, we closely studied our hub distribution model, store inventory levels and product assortment, which led to strategic tests on increased frequency of delivery to our domestic stores and significantly expanding parts assortment in select domestic stores we call mega hubs. During fiscal 2018, we completed our testing and implemented new frequencies resulting in approximately 25% of our stores, representing 40% of our retail sales volume and nearly 50% of our commercial sales volume, receiving distribution center deliveries three or more times per week.

A mega hub store carries inventory of 80,000 to 100,000 unique SKUs, approximately twice what a hub store carries. Mega hubs provide coverage to both surrounding stores and other hub stores multiple times a day or on an overnight basis. Currently, we have over 4,800 stores with access to mega hub inventory. A majority of these 4,800 stores currently receive their service on an overnight basis, but as we expand our mega hubs, more of them will receive this service same day and many will receive it multiple times per day. We ended fiscal 2018 with 24 mega hubs, an increase of eight since fiscal 2017.

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

Trademarks and Patents

We have registered several service marks and trademarks in the United States Patent and Trademark Office as well as in certain other countries, including our service marks, “AutoZone” and “Get in the Zone,” and trademarks, “AutoZone,” “Duralast,” “Duralast Gold,” “Duralast Platinum,” “Duralast ProPower,” “Duralast ProPower Plus,” “Duralast ProPower Ultra,” “Duralast ProPower AGM,” “Duralast Max,” “Valucraft,” “ProElite,” “SureBilt,” “ALLDATA,” “Loan-A-Tool” and “Z-net.” We believe that these service marks and trademarks are important components of our marketing and merchandising strategies.

Employees

As of August 25, 2018, we employed approximately 90,000 persons, approximately 61 percent of whom were employed full-time. About 90 percent of our AutoZoners were employed in stores or in direct field supervision, approximately 6 percent in distribution centers and approximately 4 percent in store support and other functions. Included in the above numbers are approximately 9,000 persons employed in our Mexico and Brazil operations.

We have never experienced any material labor disruption and believe that relations with our AutoZoners are good.

AutoZone Websites

AutoZone’s primary website is at http://www.autozone.com. We make available, free of charge, at our investor relations website, http://www.autozoneinc.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably feasible after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website and the information contained therein or linked thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Executive Officers of the Registrant

The following list describes our executive officers. The title of each executive officer includes the words “Customer Satisfaction” which reflects our commitment to customer service. Senior officers are elected by and serve at the discretion of the Board of Directors.

William C. Rhodes, III, 53—Chairman, President and Chief Executive Officer, Customer Satisfaction

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

William T. Giles, 59—Chief Financial Officer and Executive Vice President – Finance and Information Technology, Customer Satisfaction

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

Mark A. Finestone, 57—Executive Vice President – Merchandising, Supply Chain and Marketing, Customer Satisfaction

Mark A. Finestone was named Executive Vice President – Merchandising, Supply Chain and Marketing during October 2015. Previously, he was Senior Vice President – Merchandising and Store Development since 2014, Senior Vice President – Merchandising from 2008 to 2014, and Vice President – Merchandising from 2002 to 2008. Prior to joining AutoZone in 2002, Mr. Finestone worked for May Department Stores for 19 years where he held a variety of leadership roles which included Divisional Vice President, Merchandising. Mr. Finestone also serves as Chairman of the Auto Care Association.

William W. Graves, 58—Executive Vice President – Mexico, Brazil and Store Development, Customer Satisfaction

William W. Graves was named Executive Vice President – Mexico, Brazil and Store Development during October 2015. Previously, he was Senior Vice President – Supply Chain and International since 2012. Prior thereto, he was Senior Vice President – Supply Chain from 2006 to 2012 and Vice President – Supply Chain from 2000 to 2006. From 1992 to 2000, Mr. Graves served in various capacities within the Company. On September 27, 2018, Mr. Graves announced his retirement from the Company, which will be effective early January 2019.

Thomas B. Newbern, 56—Executive Vice President – Store Operations, Commercial, Loss Prevention and ALLDATA, Customer Satisfaction

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

Philip B. Daniele, 49—Senior Vice President – Commercial, Customer Satisfaction

Philip B. Daniele was elected Senior Vice President – Commercial during November 2015. Prior to that, he was Vice President – Commercial since 2013 and Vice President – Merchandising from 2008 to 2013. Previously, he was Vice President – Store Operations from 2005 to 2008. From 1993 until 2008, Mr. Daniele served in various capacities within the Company.

Ronald B. Griffin, 64—Senior Vice President and Chief Information Officer, Customer Satisfaction

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

William R. Hackney, 53—Senior Vice President – Merchandising, Customer Satisfaction

William R. Hackney was named Senior Vice President, Merchandising in October 2015. His career with AutoZone began in 1983, and he has held several key management roles within the Company, including Vice President – Store Operations Support and Vice President – Merchandising.

Rodney C. Halsell, 50—Senior Vice President – Supply Chain, Customer Satisfaction

Rodney C. Halsell was named Senior Vice President – Supply Chain during October 2015. Prior to that, he was Vice President – Distribution since 2005. From 1985 to 2005, he held several management positions and served in various capacities within the Company. On August 27, 2018, Mr. Halsell announced his retirement from the Company, which will be effective November 10, 2018.

Domingo Hurtado, 57—Senior Vice President – International, Customer Satisfaction

Domingo José Hurtado Rodríguez was named Senior Vice President, International in September 2018. Prior to that, he was President, AutoZone de México. Mr. Hurtado has served in various capacities within the Company since 2001, which included leading the Company’s expansion into Mexico. Prior to 2001, he held different positions with RadioShack including Director General in Mexico and General Manager in Venezuela.

Charlie Pleas, III, 53—Senior Vice President and Controller, Customer Satisfaction

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

Albert Saltiel, 54—Senior Vice President – Marketing and E-Commerce, Customer Satisfaction

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

Richard C. Smith, 54—Senior Vice President – Human Resources, Customer Satisfaction

Richard C. Smith was elected Senior Vice President – Human Resources in December 2015. He has been an AutoZoner since 1985, previously holding the position of Vice President of Stores since 1997. Prior thereto, he served in various capacities within the Company.

Kristen C. Wright, 42—Senior Vice President – General Counsel & Secretary, Customer Satisfaction

Kristen C. Wright was named Senior Vice President – General Counsel & Secretary effective January 2014. She previously held the title of Vice President – Assistant General Counsel & Assistant Secretary since January 2012. Before joining AutoZone, she was a partner with the law firm of Bass, Berry & Sims PLC.

Item 1A. Risk Factors

Our business is subject to a variety of risks. The risks and uncertainties described below could materially and adversely affect our business, financial condition, operating results and stock price. The following information should be read in conjunction with the other information contained in this report and other filings that we make with the SEC. These risks are not the only ones we face. Our business could also be affected by additional factors that are presently unknown to us or that we currently believe to be immaterial to our business.

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

•

the economy. In periods of declining economic conditions, consumers may reduce their discretionary spending by deferring vehicle maintenance or repair. Additionally, such conditions may affect our customers’ ability to obtain credit. During periods of expansionary economic conditions, more of our DIY customers may pay others to repair and maintain their vehicles instead of working on their own vehicles, or they may purchase new vehicles.

•

the weather. Milder weather conditions may lower the failure rates of automotive parts, while extended periods of rain and winter precipitation may cause our customers to defer maintenance and repair on their vehicles. Extremely hot or cold conditions may enhance demand for our products due to increased failure rates of our customers’ automotive parts.

•	technological advances. Advances in automotive technology, such as electric vehicles, and parts design can result in cars needing maintenance less frequently and parts lasting longer.

•	the number of miles vehicles are driven annually. Higher vehicle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices and other factors.

•	the quality of the vehicles manufactured by the original vehicle manufacturers and the length of the warranties or maintenance offered on new vehicles.

•

restrictions on access to telematics and diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation. These restrictions may cause vehicle owners to rely on dealers to perform maintenance and repairs.

All of these factors could result in a decline in the demand for our products, which could adversely affect our business and overall financial condition.

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

Our competitors include national, regional and local auto parts chains, independently owned parts stores, online automotive parts stores or marketplaces, wholesale distributors, jobbers, repair shops, car washes and auto dealers, in addition to discount and mass merchandise stores, hardware stores, supermarkets, drugstores, convenience stores, home stores, and other retailers that sell aftermarket vehicle parts and supplies, chemicals, accessories, tools and maintenance parts. Although we believe we compete effectively on the basis of customer service, including the knowledge and expertise of our AutoZoners; merchandise quality, selection and availability; product warranty; store layout, location and convenience; price; and the strength of our AutoZone brand name, trademarks and service marks, some of our competitors may gain competitive advantages, such as greater financial and marketing resources allowing them to sell automotive products at lower prices, larger stores with more merchandise, longer operating histories, more frequent customer visits and more effective advertising. Online and multi-channel retailers often focus on delivery services, offering customers faster, guaranteed delivery times and low-price or free shipping. Some online businesses have lower operating costs than we do. In addition, because our business strategy is based on offering superior levels of customer service to complement the products we offer, our cost structure is higher than some of our competitors, which also puts pressure on our margins.

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

We have increased our store count in the past five fiscal years, growing from 5,201 locations at August 31, 2013, to 6,202 locations at August 25, 2018, an average store increase per year of 4%. Additionally, we have increased annual revenues in the past five fiscal years from $9.148 billion in fiscal 2013 to $11.221 billion in fiscal 2018, an average increase per year of 5%. Annual revenue growth is driven by the opening of new stores, the development of new commercial programs and increases in same store sales. We open new stores only after evaluating customer buying trends and market demand/needs, all of which could be adversely affected by persistent unemployment, wage cuts, small business failures and microeconomic conditions unique to the automotive industry. Same store sales are impacted both by customer demand levels and by the prices we are able to charge for our products, which can also be negatively impacted by the economic pressures. We cannot provide any assurance that we will continue to open stores at historical rates or continue to achieve increases in same store sales.

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

Macroeconomic conditions impact both our customers and our suppliers. Job growth in the United States was stagnated and unemployment was at historically high levels during the Great Recession; however, in recent years, the unemployment rate has improved to below pre-recession levels. Moreover, the United States government continues to operate under historically large deficits and debt burden. Continued distress in global credit markets, business failures, inflation, foreign exchange rate fluctuations, significant geo-political conflicts, continued volatility in energy prices and other factors continue to affect the global economy. Moreover, rising energy prices could impact our merchandise distribution, commercial delivery, utility and product costs. Over the short-term, such factors could positively impact our business. Over a longer period of time, all of these macroeconomic and geo-political conditions could adversely affect our sales growth, margins and overhead, which could adversely affect our financial condition and operations.

Our business depends upon hiring and retaining qualified employees.

We believe that much of our brand value lies in the quality of the approximately 90,000 AutoZoners employed in our stores, distribution centers, store support centers and ALLDATA. Our workforce costs represent our largest operating expense, and our business is subject to employment laws and regulations, including requirements related to minimum wage and benefits. In addition, the implementation of potential regulatory changes relating to overtime exemptions and benefits for certain employees under federal and state laws could result in increased labor costs to our business and negatively impact our operating results. We cannot be assured that we can continue to hire and retain qualified employees at current wage rates since we operate in a competitive labor market and there is a risk of market increases in compensation.

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

We are dependent upon our domestic and international vendors continuing to supply us with quality merchandise at favorable prices and payment terms. If our merchandise offerings do not meet our customers’ expectations regarding quality and safety, we could experience lost sales, increased costs and exposure to legal and reputational risk. All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety and quality standards. Events that give rise to actual, potential or perceived product safety concerns could expose us to government enforcement action or private litigation and result in costly product recalls and other liabilities. To the extent our suppliers are subject to added government regulation of their product design and/or manufacturing processes, the cost of the merchandise we purchase may rise. In addition, negative customer perceptions regarding the safety or quality of the products we sell could cause our customers to seek alternative sources for their needs, resulting in lost sales. In those circumstances, it may be difficult and costly for us to rebuild our reputation and regain the confidence of our customers. Moreover, our vendors are impacted by global economic conditions. Credit market and other macroeconomic conditions could have a material adverse effect on the ability of our suppliers to finance and operate their businesses, resulting in increased product costs and difficulties in meeting our inventory demands. If we experience transitions or changeover with any of our significant vendors, or if they experience financial difficulties or otherwise are unable to deliver merchandise to us on a timely basis, or at all, we could have product shortages in our stores that could adversely affect customers’ perceptions of us and cause us to lose customers and sales.

We directly imported approximately 13% of our purchases in fiscal 2018, but many of our domestic vendors directly import their products or components of their products. Disruptions in the price or flow of these goods for any reason, such as political unrest or acts of war, currency fluctuations, disruptions in maritime lanes, port labor disputes and economic conditions and instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our standards, issues with labor practices of our suppliers or labor problems they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials to suppliers, increased import duties or tariffs, merchandise quality or safety issues, transport availability and cost, increases in wage rates and taxes, transport security, inflation and other factors relating to the suppliers and the countries in which they are located or from which they import, are beyond our control and could adversely affect our operations and profitability. In addition, the United States’ foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade and port labor agreements are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our business and financial performance. As we increase our imports of merchandise from foreign vendors, the risks associated with these imports will also increase.

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

We accept payments using a variety of methods, including cash, checks, credit, debit, electronic payments and gift cards, and we may offer new payment options over time, which may have information security risk implications. As a retailer accepting debit and credit cards for payment, we are subject to various industry data protection standards and protocols, such as the American National Standards Institute encryption standards and payment network security operating guidelines and Payment Card Industry Data Security Standard. Even though we comply with these standards and protocols and other information security measures, we cannot be certain that the security measures we maintain to protect all of our information technology systems are able to prevent, contain or detect any cyber-attacks, cyber terrorism, or security breaches from known cyber-attacks or malware that may be developed in the future. To the extent that any cyber-attack or intrusion in our or one of our third-party service provider’s information systems results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card networks and others. In certain circumstances, payment card association rules and obligations to which we are subject under our contracts with payment card processors make us liable to payment card issuers if information in connection with payment cards and payment card transactions that we hold is compromised, which liabilities could be substantial. In addition, the cost of complying with stricter and more complex data privacy, data collection and information security laws and standards could be significant to us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table reflects the square footage and number of leased and owned properties for our stores as of August 25, 2018:

	No. of Stores	Store Square Footage
Leased	3,251	21,124,799
Owned	2,951	19,941,207

Total	6,202	41,066,006

We have approximately 5.8 million square feet in distribution centers servicing our stores, of which approximately 1.8 million square feet is leased and the remainder is owned. Our 12 distribution centers are located in Arizona, California, Florida, Georgia, Illinois, Ohio, Pennsylvania, Tennessee, Texas, Washington and two in Mexico. Our primary store support center is located in Memphis, Tennessee, and consists of approximately 260,000 square feet. We also have three additional store support centers located in Monterrey, Mexico; Chihuahua, Mexico and Sao Paulo, Brazil. The ALLDATA headquarters in Elk Grove, California is leased, and we also own or lease other properties that are not material in the aggregate.

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

We have also voluntarily investigated and addressed potential vapor intrusion impacts in downgradient residences and businesses. The NJDEP has asserted, in a Directive and Notice to Insurers dated February 19, 2013 and again in an Amended Directive and Notice to Insurers dated January 13, 2014 (collectively the “Directives”), that we are liable for the downgradient impacts under a joint and severable liability theory. By letter dated April 23, 2015, NJDEP has demanded payment from us, and other parties, in the amount of approximately $296 thousand for costs incurred by NJDEP in connection with contamination downgradient of the property. By letter dated January 29, 2016, we were informed that NJDEP has filed a lien against the property in connection with approximately $355 thousand in costs incurred by NJDEP in connection with contamination downgradient of the property. We have contested, and will continue to contest, any such assertions due to the existence of other entities/sources of contamination, some of which are named in the Directives and the April 23, 2015 Demand, in the area of the property. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, we believe we should be eligible to be reimbursed up to 75% of qualified remediation costs by the State of New Jersey. We have asked the state for clarification that the agreement applies to off-site work. Although the aggregate amount of additional costs that we may incur pursuant to the remediation cannot currently be ascertained, we do not currently believe that fulfillment of our obligations under the agreement or otherwise will result in costs that are material to our financial condition, results of operations or cash flows.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “AZO.” On October 22, 2018, there were 2,233 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.

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

The following table sets forth the high and low sales prices per share of common stock, as reported by the New York Stock Exchange, for the periods indicated:

	Price Range of Common Stock
	High	Low
Fiscal Year ended August 25, 2018:
Fourth quarter	$771.37	$602.00
Third quarter	$735.90	$595.84
Second quarter	$796.95	$632.40
First quarter	$629.43	$522.38
Fiscal Year Ended August 26, 2017:
Fourth quarter	$709.98	$493.15
Third quarter	$741.05	$682.99
Second quarter	$809.87	$714.99
First quarter	$779.61	$722.44

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on September 26, 2018 to increase the repurchase authorization by $1.25 billion, bringing total value of authorized share repurchases to $20.9 billion.

Shares of common stock repurchased by the Company during the quarter ended August 25, 2018, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
May 6, 2018, to June 2, 2018	228,067	$646.72	228,067	$749,051,559
June 3, 2018, to June 30, 2018	264,892	676.58	264,892	569,831,573
July 1, 2018, to July 28, 2018	283,073	691.25	283,073	374,157,362
July 29, 2018, to August 25, 2018	198,036	719.41	198,036	231,688,900

Total	974,068	$682.56	974,068	$231,688,900

The Company also repurchased, at market value, an additional 11,816, 12,455 and 12,460 shares in fiscal years 2018, 2017 and 2016, respectively, from employees electing to sell their stock under the Company’s Sixth Amended and Restated Employee Stock Purchase Plan (the “Employee Plan”), qualified under Section 423 of the Internal Revenue Code, under which all eligible employees may purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the Employee Plan, 14,523, 14,205 and 12,662 shares were sold to employees in fiscal 2018, 2017 and 2016, respectively. At August 25, 2018, 163,777 shares of common stock were reserved for future issuance under the Employee Plan.

Once executives have reached the maximum purchases under the Employee Plan, the Fifth Amended and Restated Executive Stock Purchase Plan (the “Executive Plan”) permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases by executives under the Executive Plan were 1,840, 1,865 and 1,943 shares in fiscal 2018, 2017 and 2016, respectively. At August 25, 2018, 238,048 shares of common stock were reserved for future issuance under the Executive Plan.

Stock Performance Graph

The graph below presents changes in the value of AutoZone’s stock as compared to Standard & Poor’s 500 Composite Index (“S&P 500”) and to Standard & Poor’s Retail Index (“S&P Retail Index”) for the five-year period beginning August 31, 2013 and ending August 25, 2018.

Item 6. Selected Financial Data

(in thousands, except per share data, same store sales and selected operating data)	Fiscal Year Ended August
	2018	2017	2016	2015	2014
Income Statement Data
Net sales	$11,221,077	$10,888,676	$10,635,676	$10,187,340	$9,475,313
Cost of sales, including warehouse and delivery expenses	5,247,331	5,149,056	5,026,940	4,860,309	4,540,406

Gross profit	5,973,746	5,739,620	5,608,736	5,327,031	4,934,907
Operating, selling, general and administrative expenses(1)	4,162,890	3,659,551	3,548,341	3,373,980	3,104,684

Operating profit(1)	1,810,856	2,080,069	2,060,395	1,953,051	1,830,223
Interest expense, net	174,527	154,580	147,681	150,439	167,509

Income before income taxes	1,636,329	1,925,489	1,912,714	1,802,612	1,662,714
Income tax expense(2)(3)	298,793	644,620	671,707	642,371	592,970

Net income(2)(3)	$1,337,536	$1,280,869	$1,241,007	$1,160,241	$1,069,744

Diluted earnings per share(2)	$48.77	$44.07	$40.70	$36.03	$31.57

Weighted average shares for diluted earnings per share(2)	27,424	29,065	30,488	32,206	33,882

Same Store Sales
Increase in domestic comparable store net sales(4)	1.8%	0.5%	2.4%	3.8%	2.8%
Balance Sheet Data
Current assets	$4,635,869	$4,611,255	$4,239,573	$3,970,294	$3,580,612
Working capital (deficit)	(392,812)	(155,046)	(450,747)	(742,579)	(960,482)
Total assets	9,346,980	9,259,781	8,599,787	8,102,349	7,497,163
Current liabilities	5,028,681	4,766,301	4,690,320	4,712,873	4,541,094
Debt	5,005,930	5,081,238	4,924,119	4,624,876	4,323,106
Long-term capital leases	102,013	102,322	102,451	87,639	83,098
Stockholders’ (deficit)	(1,520,355)	(1,428,377)	(1,787,538)	(1,701,390)	(1,621,857)
Selected Operating Data
Number of locations at beginning of year	6,029	5,814	5,609	5,391	5,201
Acquired locations(5)	—	—	—	17	—
Sold locations(6)	26	—	—	—	—
New locations	201	215	205	202	190
Closed locations	2	—	—	1	—

Net new locations	199	215	205	201	190

Relocated locations	7	5	6	5	8

Number of locations at end of year	6,202	6,029	5,814	5,609	5,391

AutoZone domestic commercial programs	4,741	4,592	4,390	4,141	3,845
Inventory per location (in thousands)	$636	$644	$625	$610	$582
Total AutoZone store square footage (in thousands)	41,066	39,684	38,198	36,815	35,424
Average square footage per AutoZone store	6,621	6,611	6,600	6,587	6,571
Increase in AutoZone store square footage	3.5%	3.9%	3.8%	3.9%	4.0%
Average net sales per AutoZone store (in thousands)	$1,778	$1,756	$1,773	$1,761	$1,724
Net sales per AutoZone store square foot	$269	$266	$269	$268	$263
Total employees at end of year (in thousands)	89	87	84	81	76
Inventory turnover(7)	1.3x	1.4x	1.4x	1.4x	1.5x
Accounts payable to inventory ratio	111.8%	107.4%	112.8%	112.9%	114.9%
After-tax return on invested capital(8)	32.1%	29.9%	31.3%	31.2%	32.1%
Adjusted debt to EBITDAR(9)	2.5	2.6	2.5	2.5	2.5
Net cash provided by operating activities (in thousands)(2)	$2,080,292	$1,570,612	$1,641,060	$1,573,018	$1,365,005
Cash flow before share repurchases and changes in debt (in thousands)(10)	$1,596,367	$1,017,585	$1,166,987	$1,018,440	$924,706
Share repurchases (in thousands)	$1,592,013	$1,071,649	$1,452,462	$1,271,416	$1,099,212
Number of shares repurchased (in thousands)	2,398	1,495	1,903	2,010	2,232

(1)

Fiscal 2018 was negatively impacted by the pension termination charges of $130.3 million (pre-tax) recognized in the fourth quarter and asset impairments of $193.2 million (pre-tax) recognized in the second quarter of fiscal 2018. See “Note M – Sale of Assets” and “Note L – Pension and Savings Plans” of the Notes to Consolidated Financial Statements for more information.

(2)

Fiscal 2018 and 2017 include excess tax benefits from stock option exercises of $31.3 million and $31.2 million, respectively, related to the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting. The Company adopted ASU 2016-09 effective August 28, 2016 and applied the recognition of excess tax deficiencies and tax benefits in the income statement on a prospective basis. Income tax expense, net income and diluted earnings per share amounts presented for prior periods were not restated. The Company applied ASU 2016-09 relating to the presentation of the excess tax benefits on the Consolidated Statements of Cash Flows retrospectively. Prior period amounts for net cash provided by operating activities for all years presented above were restated to conform to the current period presentation.

(3)	Fiscal 2018 includes a benefit to net income related to Tax Reform. See “Note D – Income Taxes” of the Notes to Consolidated Financial Statements for more information.
(4)

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

(5)	17 IMC branches acquired on September 27, 2014.
(6)	26 IMC branches were sold on April 4, 2018. See “Note M – Sale of Assets” of the Notes to Consolidated Financial Statements for more information.
(7)	Inventory turnover is calculated as cost of sales divided by the average merchandise inventory balance over the trailing 5 quarters.
(8)

After-tax return on invested capital is defined as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). For fiscal 2018, after-tax operating profit was adjusted for impairment charges, pension termination charges and the impact of the revaluation of deferred tax liabilities, net of repatriation tax. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(9)

Adjusted debt to EBITDAR is defined as the sum of total debt, capital lease obligations and annual rents times six; divided by net income plus interest, taxes, depreciation, amortization, rent and share-based compensation expense. For fiscal 2018, net income was adjusted for impairment charges and pension termination charges before tax impact. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(10)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at August 25, 2018, operated 5,618 stores in the United States, including Puerto Rico; 564 stores in Mexico; and 20 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 25, 2018, in 4,741 of our domestic stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in stores in Mexico and Brazil. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.

Executive Summary

For fiscal 2018, we achieved record net income of $1.338 billion, a 4.4% increase over the prior year, and sales growth of $332.4 million, a 3.1% increase over the prior year. Both our retail sales and commercial sales grew this past year, as we continue to make progress on our initiatives that are aimed at improving our ability to say yes to our customers more frequently, drive traffic to our stores and accelerate our commercial growth.

Our business is impacted by various factors within the economy that affect both our consumer and our industry, including but not limited to fuel costs, wage rates, and other economic conditions. Given the nature of these macroeconomic factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

One macroeconomic factor affecting our customers and our industry during fiscal 2018 was gas prices. During fiscal 2018, the average price per gallon of unleaded gasoline in the United States was $2.67 per gallon, compared to $2.31 per gallon during fiscal 2017. We believe fluctuations in gas prices impact our customers’ level of disposable income. With approximately 12 billion gallons of unleaded gas consumption each month across the U.S., each $1 increase at the pump reduces approximately $12 billion of additional spending capacity to consumers each month. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

We have also experienced accelerated pressure on wages in the United States during fiscal 2018. Some of this is attributed to regulatory changes in certain states and municipalities, while the larger portion is being driven by general market pressures with lower unemployment rates and some specific actions taken in recent years by other retailers. The regulatory changes are going to continue, as evidenced by the areas that have passed legislation to increase their wages substantially over the next few years, but we are still assessing to what degree these changes will impact our earnings growth in future periods.

During fiscal 2018, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 84% of total sales, with failure related categories continuing to comprise our largest set of categories. While we have not experienced any fundamental shifts in our category sales mix as compared to previous years, in our domestic stores we did experience a slight increase in mix of sales of the failure category as compared to last year. We believe the improvement in this sales category was driven by differences in regional weather patterns and improved merchandise assortments due to the products we have added over the last year. Our sales mix can be impacted by severe or unusual weather over a short term period. Over the long term, we believe the impact of the weather on our sales mix is not significant.

Our primary response to fluctuations in the demand for the products we sell is to adjust our advertising message, store staffing and product assortment. In recent years, we closely studied our hub distribution model, store inventory levels and product assortment, which led to strategic tests on increased frequency of delivery to our domestic stores and significantly expanding parts assortment in select domestic stores we call mega hubs. During fiscal 2018, we completed our testing and implemented new frequencies resulting in approximately 25% of our stores, representing 40% of our retail sales volume and nearly 50% of our commercial sales volume, receiving distribution center deliveries three or more times per week.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road.

Miles Driven

We believe that as the number of miles driven increases, consumers’ vehicles are more likely to need service and maintenance, resulting in an increase in the need for automotive hard parts and maintenance items. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen certain time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. Since the beginning of the fiscal year and through July 2018 (latest publicly available information), miles driven in the U.S. increased by 0.5% compared to the same period in the prior year.

Seven Year Old or Older Vehicles

New vehicles sales declined 1.5% during 2018 as compared to the prior year, which is the first year-over-year decrease since 2009. We estimate vehicles are driven an average of approximately 12,500 miles each year. In seven years, the average miles driven equates to approximately 87,500 miles. Our experience is that at this point in a vehicle’s life, most vehicles are not covered by warranties and increased maintenance is needed to keep the vehicle operating.

According to the latest data provided by the Auto Care Association, as of January 1, 2018, the average age of vehicles on the road was 11.7 years. For the seventh consecutive year, the average age of vehicles has exceeded 11 years.

We expect the aging vehicle population to continue to increase as consumers keep their cars longer in an effort to save money. As the number of seven year old or older vehicles on the road increases, we expect an increase in demand for the products we sell.

Results of Operations

Fiscal 2018 Compared with Fiscal 2017

For the fiscal year ended August 25, 2018, we reported net sales of $11.221 billion compared with $10.889 billion for the year ended August 26, 2017, a 3.1% increase from fiscal 2017. This growth was driven primarily by net sales of $196.5 million from new domestic stores and a domestic same store sales increase of 1.8%. Domestic commercial sales increased $151.4 million, or 7.3%, over domestic commercial sales for fiscal 2017.

At August 25, 2018, we operated 5,618 domestic stores, 564 in Mexico and 20 in Brazil, compared with 5,465 domestic stores, 524 in Mexico, 14 in Brazil and 26 IMC branches at August 26, 2017. We reported a total auto parts segment (domestic, Mexico, Brazil and IMC through April 4, 2018) sales increase of 4.1% for fiscal 2018.

Gross profit for fiscal 2018 was $5.974 billion, or 53.2% of net sales, a 53 basis point increase compared with $5.740 billion, or 52.7% of net sales for fiscal 2017. The increase in gross margin was attributable to the favorable impact of the sale of two businesses (+34 basis points) and higher merchandise margins, partially offset by higher supply chain costs.

Operating, selling, general and administrative expenses for fiscal 2018 increased to $4.163 billion, or 37.1% of net sales, from $3.660 billion, or 33.6% of net sales for fiscal 2017. The increase in operating expenses, as a percentage of sales, was primarily due to second quarter impairment charges (-172 basis points), and fourth quarter charges related to the termination of our pension plans (-116 basis points). See “Note M – Sale of Assets” and “Note L – Pension and Savings Plan” in the Notes to Consolidated Financial Statements.

Interest expense, net for fiscal 2018 was $174.5 million compared with $154.6 million during fiscal 2017. This increase was primarily due to higher borrowing rates. Average borrowings for fiscal 2018 were $4.997 billion, compared with $5.070 billion for fiscal 2017, and weighted average borrowing rates were 3.2% for fiscal 2018, compared to 2.8% for fiscal 2017.

Our effective income tax rate was 18.3% of pre-tax income for fiscal 2018 compared to 33.5% for fiscal 2017. The lower tax rate resulted primarily from the enactment of Tax Reform during the second quarter ended February 10, 2018 (see “Note D—Income Taxes” in the Notes to Consolidated Financial Statements).

Net income for fiscal 2018 increased by 4.4% to $1.338 billion, and diluted earnings per share increased 10.7% to $48.77 from $44.07 in fiscal 2017. The impact on the fiscal 2018 diluted earnings per share from stock repurchases was an increase of $1.36.

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

At August 26, 2017, we operated 5,465 domestic AutoZone stores, 524 in Mexico, 14 in Brazil, and 26 IMC branches compared with 5,297 domestic AutoZone stores, 483 in Mexico, eight in Brazil and 26 IMC branches at August 27, 2016. We reported a total auto parts (domestic, Mexico, Brazil and IMC) sales increase of 2.6% for fiscal 2017.

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

Interest expense, net for fiscal 2017 was $154.6 million compared with $147.7 million during fiscal 2016. This increase was primarily due to higher borrowing levels and rates. Average borrowings for fiscal 2017 were $5.070 billion, compared with $4.860 billion for fiscal 2016, and weighted average borrowing rates were 2.8% for fiscal 2017, compared to 2.7% for fiscal 2016.

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

Seasonality and Quarterly Periods

Our business is somewhat seasonal in nature, with the highest sales typically occurring in the spring and summer months of February through September, in which average weekly per-store sales historically have been about 10% to 20% higher than in the slower months of December and January. During short periods of time, a store’s sales can be affected by weather conditions. Extremely hot or extremely cold weather may enhance sales by causing parts to fail; thereby increasing sales of seasonal products. Mild or rainy weather tends to soften sales, as parts failure rates are lower in mild weather and elective maintenance is deferred during periods of rainy weather. Over the longer term, the effects of weather balance out, as we have locations throughout the United States, Puerto Rico, Mexico and Brazil.

Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consisted of 16 weeks in 2018, 2017 and 2016. Because the fourth quarter contains seasonally high sales volume and consists of 16 weeks, compared with 12 weeks for each of the first three quarters, our fourth quarter represents a disproportionate share of the annual net sales and net income. The fourth quarter of fiscal year 2018 represented 31.7% of annual sales and 29.9% of net income; the fourth quarter of fiscal year 2017 represented 32.3% of annual sales and 33.9% of net income; and the fourth quarter of fiscal 2016 represented 32.0% of annual sales and 34.4% of net income.

Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (“Tax Reform”) into law. Tax Reform contains several key provisions that affected the Company during fiscal 2018. The enacted provisions impacting the current financial statements include a mandatory one-time transition tax on certain earnings of foreign subsidiaries and a permanent reduction of the U.S. corporate income tax rate from 35 to 21%, effective January 1, 2018. As the Company has an August 25th fiscal year-end, the impact of the lower rate will be blended resulting in a U.S. statutory federal tax rate of approximately 25.9% for the fiscal year ending August 25, 2018, and a 21% U.S. statutory federal rate for fiscal years thereafter. Other enacted provisions which may impact the Company beginning in fiscal 2019 include: eliminating U.S. federal taxation of future remitted foreign earnings; other new international provisions requiring current inclusion of certain earnings of controlled foreign corporations; immediate expensing of capital assets; and limitations on other tax deductions such as deductibility of executive compensation, interest expense, lobbying expenses, meals and entertainment expenses, and the domestic production activities deduction.

The Company has withdrawn its assertion regarding the permanent reinvestment of current and accumulated earnings of non-U.S. subsidiaries, but maintained its permanent reinvestment assertion on other basis differences related to non-U.S. subsidiaries.

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

Based on our current analysis, we recorded a provisional income tax benefit of $131.5 million in our Consolidated Financial Statements for the year ended August 25, 2018. We were able to determine a reasonable estimate for the mandatory one-time transition tax as an increase tax expense of $25.8 million and for the re-measurement of our net U.S. federal deferred tax liability at the lower rate, a reduction to tax expense of $157.3 million. Our analysis of these items is incomplete at this time. We will complete the accounting for these items during the measurement period, which will not extend beyond one year from the enactment date.

Our effective income tax rate was 18.3% of pre-tax income for fiscal 2018 compared to 33.5% for fiscal 2017. The lower tax rate resulted from the $131.5 million provisional amount discussed above, $31.3 million of excess tax benefits from option exercises, and a $119.2 million benefit from the reduction of the U.S. statutory rate from 35% to approximately 25.9%.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. Net cash provided by operating activities was $2.080 billion in 2018, $1.571 billion in 2017, and $1.641 billion in fiscal 2016. Cash flows from operations are favorable compared to last year primarily due to the timing of payment of accounts payable and growth in net income due to the benefits of Tax Reform.

Our primary capital requirement has been the funding of our continued new-location development program and the building of new distribution centers. From the beginning of fiscal 2016 to August 25, 2018, we have opened 621 new locations. We opened two distribution centers in fiscal 2017 and one in fiscal 2018. Net cash flows used in investing activities were $521.9 million in fiscal 2018, compared to $553.6 million in fiscal 2017 and $505.8 million in fiscal 2016. We invested $521.8 million in capital assets in fiscal 2018, compared to $553.8 million in fiscal 2017 and $488.8 million in fiscal 2016. The decrease in capital expenditures from fiscal 2017 was primarily attributable to the construction of the one distribution center in fiscal 2018 compared to two distribution centers in fiscal 2017. We had new location openings of 201 for fiscal 2018, 215 for fiscal 2017, and 205 for fiscal 2016. Cash flows were also used in the purchase of other intangibles for $10 million in fiscal 2016. We invest a portion of our assets held by our wholly owned insurance captive in marketable securities. We purchased $104.5 million in marketable securities in fiscal 2018, $85.7 million in fiscal 2017 and $130.2 million in fiscal 2016. We had proceeds from the sale of marketable securities of $69.6 million in fiscal 2018, $83.0 million in fiscal 2017 and $120.5 million in fiscal 2016.

Net cash used in financing activities was $1.632 billion in 2018, $914.3 million in 2017 and $1.117 billion in fiscal 2016. The net cash used in financing activities reflected purchases of treasury stock which totaled $1.592 billion for fiscal 2018, $1.072 billion for fiscal 2017 and $1.452 billion for fiscal 2016. The treasury stock purchases in fiscal 2018, 2017 and 2016 were primarily funded by cash flows from operations. The Company did not issue any new debt in fiscal 2018 compared to $600 million for fiscal 2017 and $650 million for fiscal 2016. In fiscal 2018, we used commercial paper borrowings to repay the $250 million Senior Notes due in August 2018. In fiscal 2017, the proceeds from the issuance of debt were used for the repayment of a portion of our outstanding commercial paper borrowings, which were used to repay the $400 million Senior Notes due in January 2017.

In fiscal 2016, the proceeds from the issuance of debt were used for general corporate purposes, including for working capital requirements, capital expenditures, store openings and stock repurchases. In fiscal 2016, we used commercial paper borrowings to repay the $300 million Senior Notes due in November 2015 and the $200 million Senior Notes due in June 2016. Net proceeds from the issuance of commercial paper and short-term borrowings for fiscal 2018 were $170.2 million. In 2017, we made net repayments of commercial paper and short-term borrowings in the amount of $42.4 million. Net proceeds from the issuance of commercial paper and short-term borrowings for fiscal 2016 were $149.9 million.

During fiscal 2019, we expect to increase the investment in our business as compared to fiscal 2018. Our investments are expected to be directed primarily to new locations, supply chain infrastructure, enhancements to existing locations and investments in technology. The amount of investments in our new locations is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States, Mexico or Brazil, or located in urban or rural areas. During fiscal 2018, our capital expenditures decreased by approximately 6% compared to the prior year period. In 2017 and 2016, our capital expenditures increased by approximately 13% and 2%, respectively, as compared to the prior year.

In addition to the building and land costs, our new locations require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate. In recent years, we initiated a variety of strategic tests focused on increasing inventory availability, which increased our inventory per location. Many of our vendors have supported our initiative to update our product assortments by providing extended payment terms. These extended payment terms have allowed us to continue our high accounts payable to inventory ratio. We had an accounts payable to inventory ratio of 111.8% at August 25, 2018, 107.4% at August 26, 2017, and 112.8% at August 27, 2016. The increase from fiscal 2017 to fiscal 2018 was primarily due to more favorable vendor terms.

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

Our cash balances are held in various locations around the world. As of August 25, 2018, and August 26, 2017, cash and cash equivalents of $98.8 million and $148.4 million, respectively, were held outside of the U.S. and were generally utilized to support liquidity needs in our foreign operations.

For the fiscal year ended August 25, 2018, our after-tax return on invested capital (“ROIC”) was 32.1% as compared to 29.9% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). For fiscal 2018, after-tax operating profit was adjusted for impairment charges, pension termination charges and Tax Reform’s impact on the revaluation of deferred tax liabilities, net of the repatriation tax. The increase in ROIC is primarily due to the decrease in average debt, along with increased net income due to Tax Reform. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

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

the maximum borrowing under the Revolving Credit Agreement may, at our option, subject to lenders approval, be increased from $2.0 billion to $2.4 billion; (iii) the termination date of the Revolving Credit Agreement was extended from November 18, 2021 until November 18, 2022; and (iv) we have the option to make one additional written request of the lenders to extend the termination date then in effect for an additional year. Under the Revolving Credit Agreement, we may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the Revolving Credit Agreement, depending upon our senior, unsecured, (non-credit enhanced) long-term debt ratings. Interest accrues on base rate loans as defined in the Revolving Credit Agreement. As of August 25, 2018, we had $3.3 million of outstanding letters of credit under the Revolving Credit Agreement.

The Revolving Credit Agreement requires that our consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.5:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. Our consolidated interest coverage ratio as of August 25, 2018 was 5.8:1.

As of August 25, 2018, $1.325 billion of commercial paper borrowings and the $250 million 1.625% Senior Notes due April 2019 were classified as long-term in the Consolidated Balance Sheets as we have the ability and intent to refinance on a long-term basis through available capacity in our revolving credit facilities. As of August 25, 2018, we had $1.997 billion of availability under our $2.0 billion revolving credit facility, which would allow us to replace these short-term obligations with long-term financing facilities.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $75 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of August 25, 2018 we had $71.0 million in letters of credit outstanding under the letter of credit facility, which expires June 2019.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $32.5 million in letters of credit outstanding as of August 25, 2018. These letters of credit have various maturity dates and were issued on an uncommitted basis.

On April 18, 2017, we issued $600 million in 3.750% Senior Notes due June 2027 under our shelf registration statement filed with the SEC on April 15, 2015 (the “2015 Shelf Registration”). The 2015 Shelf Registration allowed us to sell an indeterminate amount of debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new location openings, stock repurchases and acquisitions. Proceeds from the debt issuance were used for general corporate purposes.

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

As of August 25, 2018, we were in compliance with all covenants related to our borrowing arrangements and expect to remain in compliance with those covenants in the future.

For the fiscal year ended August 25, 2018, our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.5:1 as compared to 2.6:1 as of the comparable prior year end. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based compensation expense to net income. For fiscal 2018, net income was adjusted to exclude impairment charges and pension termination charges before tax impact as these charges are not reflective of ongoing operations. We target our debt levels to a specified ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings and believe this is important information for the management of our debt levels.

To the extent EBITDAR continues to grow in future years, we expect our debt levels to increase; conversely, if EBITDAR declines, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors (the “Board”). On March 20, 2018, the Board voted to increase the authorization by $1.0 billion. This raised the total value of shares authorized to be repurchased to $19.65 billion. From January 1998 to August 25, 2018, we have repurchased a total of 144.7 million shares at an aggregate cost of $19.418 billion. We repurchased 2.4 million shares of common stock at an aggregate cost of $1.592 billion during fiscal 2018, 1.5 million shares of common stock at an aggregate cost of $1.072 billion during fiscal 2017, and 1.9 million shares of common stock at an aggregate cost of $1.452 billion during fiscal 2016. Considering cumulative repurchases as of August 25, 2018, we had $231.7 million remaining under the Board’s authorization to repurchase our common stock.

For the fiscal year ended August 25, 2018, cash flow before share repurchases and changes in debt was $1.596 billion as compared to $1.018 billion during the comparable prior year period. Cash flow before share repurchases and changes in debt is calculated as the net increase or decrease in cash and cash equivalents less increases in debt plus share repurchases. We use cash flow before share repurchases and changes in debt to calculate the cash flows remaining and available in an effort to increase shareholder value in the form of share repurchases. We believe this is important information regarding our allocation of available capital where we prioritize investments in the business and utilize the remaining funds to repurchase shares, while maintaining debt levels that support our investment grade credit ratings. If we allowed these funds to accumulate on our balance sheet instead of repurchasing our shares, we believe our earnings per share and stock price would be negatively impacted. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

On September 26, 2018, the Board voted to increase the authorization by $1.25 billion. This brings the total value of shares authorized to $20.9 billion. Subsequent to August 25, 2018, we have repurchased 346,979 shares of common stock at an aggregate cost of $263.4 million. Considering the cumulative repurchases and the increase in authorization subsequent to August 25, 2018, we have $1.22 billion remaining under the Board’s authorization to repurchase our common stock.

Financial Commitments

The following table shows our significant contractual obligations as of August 25, 2018:

	Total Contractual Obligations	Payment Due by Period

(in thousands)		Less than 1 year	Between 1-3 years	Between 3-5 years	Over 5 years
Debt(1)	$5,025,300	$1,575,300	$750,000	$1,300,000	$1,400,000
Interest payments(2)	657,250	121,063	224,000	158,687	153,500
Operating leases(3)	2,141,163	300,866	556,305	460,023	823,969
Capital leases(4)	165,686	52,290	89,067	24,329	—
Self-insurance reserves(5)	243,337	88,761	77,557	34,567	42,452
Construction commitments	41,324	41,324	—	—	—

	$8,274,060	$2,179,604	$1,696,929	$1,977,606	$2,419,921

(1)	Debt balances represent principal maturities, excluding interest, discounts, and debt issuance costs.
(2)	Represents obligations for interest payments on long-term debt.
(3)	Operating lease obligations are inclusive of amounts accrued within deferred rent and closed store obligations reflected in our Consolidated Balance Sheets.
(4)	Capital lease obligations include related interest.
(5)

Self-insurance reserves reflect estimates based on actuarial calculations. Although these obligations do not have scheduled maturities, the timing of future payments are predictable based upon historical patterns. Accordingly, we reflect the net present value of these obligations in our Consolidated Balance Sheets.

Our tax liability for uncertain tax positions, including interest and penalties, was $16.5 million at August 25, 2018. Approximately $1.1 million is classified as current liabilities and $15.4 million is classified as long-term liabilities. We did not reflect these obligations in the table above as we are unable to make an estimate of the timing of payments of the long-term liabilities due to uncertainties in the timing and amounts of the settlement of these tax positions.

Off-Balance Sheet Arrangements

The following table reflects outstanding letters of credit and surety bonds as of August 25, 2018:

(in thousands)	Total Other Commitments
Standby letters of credit	$106,773
Surety bonds	23,571

$130,344

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

Reconciliation of Non-GAAP Financial Measure: Cash Flow Before Share Repurchases and Changes in Debt

The following table reconciles net increase (decrease) in cash and cash equivalents to cash flow before share repurchases and changes in debt, which is presented in “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands)	2018	2017	2016	2015	2014
Net cash provided by/(used in):
Operating activities(1)	$2,080,292	$1,570,612	$1,641,060	$1,573,018	$1,365,005
Investing activities	(521,860)	(553,599)	(505,835)	(567,911)	(447,968)
Financing activities(1)	(1,632,154)	(914,329)	(1,116,528)	(944,597)	(935,328)
Effect of exchange rate changes on cash	(1,724)	852	(4,272)	(9,686)	585

Net (decrease)/increase in cash and cash equivalents	$(75,446)	$103,536	$14,425	$50,824	$(17,706)
Less: (Decrease)/increase in debt, excluding deferred financing costs	(79,800)	157,600	299,900	303,800	156,800
Plus: Share repurchases	1,592,013	1,071,649	1,452,462	1,271,416	1,099,212

Cash flow before share repurchases and changes in debt	$1,596,367	$1,017,585	$1,166,987	$1,018,440	$924,706

(1)

The Company adopted the provisions of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting, as of August 28, 2016. We have applied ASU 2016-09 relating to the presentation of the excess tax benefits on the Consolidated Statements of Cash Flows retrospectively. Prior period amounts for net cash provided by operating and financing activities for all years presented above were restated to conform to the current period presentation.

Reconciliation of Non-GAAP Financial Measure: After-tax ROIC

The following table calculates the percentage of ROIC. ROIC is calculated as after-tax operating profit (excluding rent) divided by invested capital (which includes a factor to capitalize operating leases). For Fiscal 2018, after-tax operating profit was adjusted for impairment charges, pension settlement charges and the impact of the revaluation of deferred tax liabilities, net of repatriation tax. The ROIC percentages are presented in “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands, except percentages)	2018	2017	2016	2015	2014
Net income	$1,337,536	$1,280,869	$1,241,007	$1,160,241	$1,069,744
Adjustments:
Impairment before tax impact	193,162	—	—	—	—
Pension termination charges before tax impact	130,263	—	—	—	—
Interest expense	174,527	154,580	147,681	150,439	167,509
Rent expense	315,580	302,928	280,490	269,458	253,813
Tax effect(1)	(211,806)	(153,265)	(150,288)	(149,483)	(150,412)
Deferred tax liabilities, net of repatriation tax	(132,113)	—	—	—	—

After-tax return	$1,807,149	$1,585,112	$1,518,890	$1,430,655	$1,340,654

Average debt(2)	$5,013,678	$5,061,502	$4,820,402	$4,458,114	$4,258,796
Average (deficit)(3)	(1,433,196)	(1,730,559)	(1,774,329)	(1,619,596)	(1,709,778)
Rent x 6(4)	1,893,480	1,817,568	1,682,940	1,616,748	1,522,878
Average capital lease obligations(5)	156,198	150,066	131,008	126,096	108,475

Invested capital	$5,630,160	$5,298,577	$4,860,021	$4,581,362	$4,180,371

ROIC	32.1%	29.9%	31.3%	31.2%	32.1%

(1)

The effective tax rate during fiscal 2018 was 24.2% for impairment, 28.1% for pension termination and 26.2% for interest and rent expense. For fiscal 2017, 2016, 2015 and 2014 the effective tax rate was 33.5%, 35.1%, 35.6% and 35.7%, respectively.

(2)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(3)	Average deficit is equal to the average of our stockholders’ (deficit) measured as of the previous five quarters.
(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(5)	Average capital lease obligations is computed as the average of our capital lease obligations over the previous five quarters.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following table calculates the ratio of adjusted debt to EBITDAR. Adjusted debt to EBITDAR is calculated as the sum of total debt, capital lease obligations and annual rents times six; divided by net income plus interest, taxes, depreciation, amortization, rent and share-based compensation expense. For fiscal 2018, net income was adjusted to exclude impairment charges and pension termination charges before tax impact. The adjusted debt to EBITDAR ratios are presented in “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands, except ratios)	2018	2017	2016	2015	2014
Net income	$1,337,536	$1,280,869	$1,241,007	$1,160,241	$1,069,744
Add: Impairment before tax impact	193,162	—	—	—	—
Pension termination charges before tax impact	130,263	—	—	—	—
Interest expense	174,527	154,580	147,681	150,439	167,509
Income tax expense	298,793	644,620	671,707	642,371	592,970

EBIT	2,134,281	2,080,069	2,060,395	1,953,051	1,830,223
Add: Depreciation and amortization expense	345,084	323,051	297,397	269,919	251,267
Rent expense	315,580	302,928	280,490	269,458	253,813
Share-based expense	43,674	38,244	39,825	40,995	39,390

EBITDAR	$2,838,619	$2,744,292	$2,678,107	$2,533,423	$2,374,693

Debt	$5,005,930	$5,081,238	$4,924,119	$4,624,876	$4,323,106
Capital lease obligations	154,303	150,456	147,285	128,167	119,603
Rent x 6	1,893,480	1,817,568	1,682,940	1,616,748	1,522,878

Adjusted debt	$7,053,713	$7,049,262	$6,754,344	$6,369,791	$5,965,587

Adjusted debt to EBITDAR	2.5	2.6	2.5	2.5	2.5

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

Inventory Reserves and Cost of Sales

LIFO

We state our inventories at the lower of cost or market. Inventory cost has been determined using the last-in, first-out (“LIFO”) method for domestic inventories and the weighted average cost method for Mexico and Brazil inventories. Due to price deflation on our merchandise purchases, we have exhausted our LIFO reserve balance. Our policy is to not write up inventory in excess of replacement cost, which is based on average cost. The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on our merchandise purchases, was $452.4 million at August 25, 2018.

Inventory Obsolescence and Shrinkage

Our inventory, primarily hard parts, maintenance items, accessories and non-automotive products, is used on vehicles that have rather long lives; and therefore, the risk of obsolescence is minimal and the majority of excess inventory has historically been returned to our vendors for credit. In the isolated instances where less than full credit will be received for such returns and where we anticipate that items will be sold at retail prices that are less than recorded costs, we record a charge (less than $5 million in each of the last three years) through cost of sales for the difference. These charges are based on management’s judgment, including estimates and assumptions regarding marketability of products and the market value of inventory to be sold in future periods.

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

A 10% difference in our inventory reserves as of August 25, 2018, would have affected net income by approximately $8.6 million in fiscal 2018.

Vendor Allowances

We receive various payments and allowances from our vendors through a variety of programs and arrangements, including allowances for warranties, advertising and general promotion of vendor products. Vendor allowances are treated as a reduction of inventory, unless they are provided as a reimbursement of specific, incremental, identifiable costs incurred by the Company in selling the vendor’s products. Approximately 83% of the vendor funds received are recorded as a reduction of the cost of inventories and recognized as a reduction to cost of sales as these inventories are sold.

Based on our vendor agreements, a significant portion of vendor funding we receive is earned as we purchase inventory. Therefore, we record receivables for funding earned but not yet received as we purchase inventory. During the year, we regularly review the receivables from vendors to ensure vendors are able to meet their obligations. We generally have not recorded a reserve against these receivables as we have not experienced significant losses and typically have a legal right of offset with our vendors for payments owed them. Historically, we have had write-offs less than $1 million in each of the last three years.

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

The carrying value of goodwill and indefinite-lived intangibles at August 25, 2018 was $302.6 million related to our Domestic Auto Parts reporting unit. The carrying value of goodwill and indefinite-lived intangibles at August 26, 2017 was $418.8 million with $302.6 million related to our Domestic Auto Parts reporting unit, $89.8 million relating to our AutoAnything reporting unit and $26.4 million relating to our Interamerican Motor Corporation reporting unit. During the second quarter of fiscal 2018, the Company recorded impairment charges related to its IMC and AutoAnything businesses as the Company determined that the approximate fair value less costs to sell the businesses was significantly lower than the carrying value of the net assets. These businesses were subsequently sold. See “Note M – Sale of Assets” for more information.

Self-Insurance Reserves

We retain a significant portion of the risks associated with workers’ compensation, employee health, general and products liability, property and vehicle liability; and we obtain third party insurance to limit the exposure related to certain of these risks. Our self-insurance reserve estimates totaled $223.0 million at August 25, 2018, and $220.5 million at August 26, 2017. This change is primarily reflective of our growing operations, including inflation, increases in healthcare costs, the number of vehicles and the number of hours worked, as well as our historical claims experience.

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

Management believes that the various assumptions developed and actuarial methods used to determine our self- insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management, and as a result these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about healthcare costs, the severity of accidents and the incidence of illness, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be overstated or understated. For instance, a 10% change in our self-insurance liability would have affected net income by approximately $16.6 million for fiscal 2018.

Our liabilities for workers’ compensation, general and product liability, property and vehicle claims do not have scheduled maturities; however, the timing of future payments is predictable based on historical patterns and is relied upon in determining the current portion of these liabilities. Accordingly, we reflect the net present value of the obligations we determine to be long-term using the risk-free interest rate as of the balance sheet date. If the discount rate used to calculate the present value of these reserves changed by 50 basis points, net income would have been affected by approximately $2.2 million for fiscal 2018. Our liability for health benefits is classified as current, as the historical average duration of claims is approximately six weeks.

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

We regularly review our tax reserves for these items and assess the adequacy of the amount we have recorded. As of August 25, 2018, we had approximately $16.5 million reserved for uncertain tax positions.

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

The fair value of our debt was estimated at $4.948 billion as of August 25, 2018, and $5.171 billion as of August 26, 2017, based on the quoted market prices for the same or similar debt issues or on the current rates available to us for debt having the same remaining maturities. Such fair value is less than the carrying value of debt by $57.5 million at August 25, 2018, which reflects its face amount, adjusted for any unamortized debt issuance costs and discounts. At August 26, 2017, the fair value was greater than the carrying value of debt by $90.3 million. We had $1.325 billion of variable rate debt outstanding at August 25, 2018, and $1.155 billion of variable rate debt outstanding at August 26, 2017. In fiscal 2018, at this borrowing level for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable impact on our pre-tax earnings and cash flows of approximately $13.3 million. The primary interest rate exposure on variable rate debt is based on LIBOR.

We had outstanding fixed rate debt of $3.681 billion, net of unamortized debt issuance costs of $19.4 million, at August 25, 2018, and $3.926 billion, net of unamortized debt issuance costs of $23.9 million, at August 26, 2017. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by approximately $153.6 million at August 25, 2018.

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

We view our investments in Mexican subsidiaries as long-term. As a result, we generally do not hedge these net investments. The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the year-end exchange rates was $590.7 million at August 25, 2018 and $519.3 million at August 26, 2017. The year-end exchange rates with respect to the Mexican peso decreased by approximately 6% with respect to the U.S. dollar during fiscal 2018 and increased by approximately 4% during fiscal 2017. The potential loss in value of our net assets in the Mexican subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at August 25, 2018 and August 26, 2017, would be approximately $53.7 million and approximately $47.2 million, respectively. Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the foreign currency translation component of Accumulated other comprehensive loss, unless the Mexican subsidiaries are sold or otherwise disposed.

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of August 25, 2018, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of August 25, 2018.

Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting as of August 25, 2018 is included in this Annual Report on Form 10-K.

/s/ WILLIAM C. RHODES, III
William C. Rhodes, III
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ WILLIAM T. GILES
William T. Giles
Chief Financial Officer and Executive
Vice President – Finance and Information
Technology
(Principal Financial Officer)

Certifications

Compliance with NYSE Corporate Governance Listing Standards

On January 3, 2018, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Rule 13a-14(a) Certifications of Principal Executive Officer and Principal Financial Officer

The Company has filed, as exhibits to its Annual Report on Form 10-K for the fiscal year ended August 25, 2018, the certifications of its Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AutoZone, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited AutoZone Inc.’s internal control over financial reporting as of August 25, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AutoZone, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 25, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of AutoZone, Inc. as of August 25, 2018 and August 26, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended August 25, 2018, and the related notes and our report dated October 24, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Memphis, Tennessee

October 24, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AutoZone, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AutoZone, Inc. (the Company) as of August 25, 2018 and August 26, 2017, the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended August 25, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 25, 2018 and August 26, 2017, and the results of its operations and its cash flows for each of the three years in the period ended August 25, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 25, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 24, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1988.

Memphis, Tennessee

October 24, 2018

Consolidated Statements of Income

	Year Ended
(in thousands, except per share data)	August 25, 2018 (52 weeks)	August 26, 2017 (52 weeks)	August 27, 2016 (52 weeks)
Net sales	$11,221,077	$10,888,676	$10,635,676
Cost of sales, including warehouse and delivery expenses	5,247,331	5,149,056	5,026,940

Gross profit	5,973,746	5,739,620	5,608,736
Operating, selling, general and administrative expenses	4,162,890	3,659,551	3,548,341

Operating profit	1,810,856	2,080,069	2,060,395
Interest expense, net	174,527	154,580	147,681

Income before income taxes	1,636,329	1,925,489	1,912,714
Income tax expense	298,793	644,620	671,707

Net income	$1,337,536	$1,280,869	$1,241,007

Weighted average shares for basic earnings per share	26,970	28,430	29,889
Effect of dilutive stock equivalents	454	635	599

Weighted average shares for diluted earnings per share	27,424	29,065	30,488
Basic earnings per share	$49.59	$45.05	$41.52

Diluted earnings per share	$48.77	$44.07	$40.70

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Year Ended
(in thousands)	August 25, 2018 (52 weeks)	August 26, 2017 (52 weeks)	August 27, 2016 (52 weeks)
Net income	$1,337,536	$1,280,869	$1,241,007
Other comprehensive income (loss):
Pension liability adjustments, net of taxes(1)	72,376	16,514	(18,095)
Foreign currency translation adjustments	(53,085)	35,198	(39,524)
Unrealized (losses) gains on marketable securities, net of taxes(2)	(862)	(131)	146
Net derivative activity, net of taxes(3)	323	1,391	(538)

Total other comprehensive income (loss)	18,752	52,972	(58,011)

Comprehensive income	$1,356,288	$1,333,841	$1,182,996

(1)	Pension liability adjustments are presented net of taxes of $46,523 in 2018, which includes $13,122 related to the adoption of ASU 2018-02, $10,542 in 2017 and $11,394 in 2016.
(2)	Unrealized (losses) gains on marketable securities are presented net of taxes of $234 in 2018, $69 in 2017 and $79 in 2016
(3)	Net derivative activities are presented net of taxes of $1,882 in 2018, which includes $1,367 related to the adoption of ASU 2018-02, $814 in 2017 and $315 in 2016

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(in thousands)	August 25, 2018	August 26, 2017
Assets
Current assets:
Cash and cash equivalents	$217,824	$293,270
Accounts receivable	258,136	280,733
Merchandise inventories	3,943,670	3,882,086
Other current assets	216,239	155,166

Total current assets	4,635,869	4,611,255
Property and equipment:
Land	1,107,092	1,056,187
Buildings and improvements	3,698,010	3,423,056
Equipment	1,841,330	1,704,653
Leasehold improvements	504,656	470,998
Construction in progress	140,535	218,299

	7,291,623	6,873,193
Less: Accumulated depreciation and amortization	3,073,223	2,842,175

	4,218,400	4,031,018
Goodwill	302,645	391,887
Deferred income taxes	34,620	35,308
Other long-term assets	155,446	190,313

	492,711	617,508

	$9,346,980	$9,259,781

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,409,372	$4,168,940
Accrued expenses and other	606,894	563,350
Income taxes payable	12,415	34,011

Total current liabilities	5,028,681	4,766,301
Long-term debt	5,005,930	5,081,238
Deferred income taxes	285,204	371,111
Other long-term liabilities	547,520	469,508
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 27,530 shares issued and 25,742 shares outstanding in 2018 and 28,735 shares issued and 27,833 shares outstanding in 2017	275	287
Additional paid-in capital	1,155,426	1,086,671
Retained deficit	(1,208,824)	(1,642,387)
Accumulated other comprehensive loss	(235,805)	(254,557)
Treasury stock, at cost	(1,231,427)	(618,391)

Total stockholders’ deficit	(1,520,355)	(1,428,377)

	$9,346,980	$9,259,781

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended
(in thousands)	August 25, 2018 (52 weeks)	August 26, 2017 (52 weeks)	August 27, 2016 (52 weeks)
Cash flows from operating activities:
Net income	$1,337,536	$1,280,869	$1,241,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	345,084	323,051	297,397
Amortization of debt origination fees	8,393	8,369	7,980
Deferred income taxes	(124,261)	74,902	45,019
Share-based compensation expense	43,674	38,244	39,825
Pension plan contributions	(11,596)	(17,761)	(52,721)
Pension termination charges	130,263	—	—
Asset impairment	193,162	—	—
Changes in operating assets and liabilities:
Accounts receivable	7,534	7,795	(41,447)
Merchandise inventories	(188,782)	(236,807)	(227,518)
Accounts payable and accrued expenses	319,609	82,614	271,198
Income taxes payable	(6,438)	(3,659)	50,122
Other, net	26,114	12,995	10,198

Net cash provided by operating activities	2,080,292	1,570,612	1,641,060
Cash flows from investing activities:
Capital expenditures	(521,788)	(553,832)	(488,791)
Purchase of intangibles	—	—	(10,000)
Proceeds from sale of assets	35,279	—	—
Purchase of marketable securities	(104,536)	(85,711)	(130,170)
Proceeds from sale of marketable securities	69,644	82,993	120,472
(Payments) proceeds from disposal of capital assets and other, net	(459)	2,951	2,654

Net cash used in investing activities	(521,860)	(553,599)	(505,835)
Cash flows from financing activities:
Net proceeds from (payments of) commercial paper	170,200	(42,400)	149,900
Proceeds from issuance of debt	—	600,000	650,000
Repayment of debt	(250,000)	(400,000)	(500,000)
Net proceeds from sale of common stock	89,715	54,686	80,289
Purchase of treasury stock	(1,592,013)	(1,071,649)	(1,452,462)
Payments of capital lease obligations	(49,004)	(47,604)	(36,320)
Other, net	(1,052)	(7,362)	(7,935)

Net cash used in financing activities	(1,632,154)	(914,329)	(1,116,528)
Effect of exchange rate changes on cash	(1,724)	852	(4,272)

Net (decrease) increase in cash and cash equivalents	(75,446)	103,536	14,425
Cash and cash equivalents at beginning of year	293,270	189,734	175,309

Cash and cash equivalents at end of year	$217,824	$293,270	$189,734

Supplemental cash flow information:
Interest paid, net of interest cost capitalized	$163,965	$135,331	$136,731

Income taxes paid	$427,161	$579,925	$582,384

Assets acquired through capital lease	$98,782	$84,011	$94,052

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Deficit

(in thousands)	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at August 29, 2015	32,098	$321	$938,355	$(1,418,738)	$(249,518)	$(971,810)	$(1,701,390)
Net income				1,241,007			1,241,007
Total other comprehensive loss					(58,011)		(58,011)
Purchase of 1,903 shares of treasury stock						(1,452,462)	(1,452,462)
Retirement of treasury shares	(2,132)	(21)	(67,023)	(1,424,455)		1,491,499	—
Issuance of common stock under stock options and stock purchase plans	363	3	80,286				80,289
Share-based compensation expense			39,298				39,298
Income tax benefit from exercise of stock options			63,731				63,731

Balance at August 27, 2016	30,329	303	1,054,647	(1,602,186)	(307,529)	(932,773)	(1,787,538)
Net income				1,280,869			1,280,869
Total other comprehensive income					52,972		52,972
Purchase of 1,495 shares of treasury stock						(1,071,649)	(1,071,649)
Retirement of treasury shares	(1,804)	(18)	(64,943)	(1,321,070)		1,386,031	—
Issuance of common stock under stock options and stock purchase plans	210	2	54,684				54,686
Share-based compensation expense			42,283				42,283

Balance at August 26, 2017	28,735	287	1,086,671	(1,642,387)	(254,557)	(618,391)	(1,428,377)
Net income				1,337,536			1,337,536
Total other comprehensive income					18,752		18,752
Purchase of 2,398 shares of treasury stock						(1,592,013)	(1,592,013)
Retirement of treasury shares	(1,512)	(15)	(60,500)	(918,462)		978,977	—
Issuance of common stock under stock options and stock purchase plans	307	3	89,712				89,715
Adoption of ASU 2018-02				14,489			14,489
Share-based compensation expense			39,543				39,543

Balance at August 25, 2018	27,530	$275	$1,155,426	$(1,208,824)	$(235,805)	$(1,231,427)	$(1,520,355)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

Business: AutoZone, Inc. and its wholly owned subsidiaries (“AutoZone” or the “Company”) are principally a retailer and distributor of automotive replacement parts and accessories. At the end of fiscal 2018, the Company operated 5,618 stores in the United States, including Puerto Rico; 564 stores in Mexico; and 20 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At the end of fiscal 2018, 4,741 of the domestic stores had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. The company also had commercial programs in stores in Mexico and Brazil. The Company also sells the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, the Company sells automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and its commercial customers can make purchases through www.autozonepro.com. The Company does not derive revenue from automotive repair or installation services.

Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks ending on the last Saturday in August. Fiscal 2018, 2017 and 2016 represented 52 weeks.

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

Cash and Cash Equivalents: Cash equivalents consist of investments with original maturities of 90 days or less at the date of purchase. Cash equivalents include proceeds due from credit and debit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash and cash equivalents were $51.0 million at August 25, 2018 and $48.3 million at August 26, 2017.

Cash balances are held in various locations around the world. Cash and cash equivalents of $98.8 million and $148.4 million were held outside of the U.S. as of August 25, 2018, and August 26, 2017, respectively, and were generally utilized to support liquidity needs in foreign operations.

Accounts Receivable: Accounts receivable consists of receivables from commercial customers and vendors, and is presented net of an allowance for uncollectible accounts. AutoZone routinely grants credit to certain of its commercial customers. The risk of credit loss in its trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms and sales to a large number of customers, as well as the low dollar value per transaction for most of its sales. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable. Historically, credit losses have been within management’s expectations and the balance of the allowance for uncollectible accounts was $6.1 million at August 25, 2018, and $5.9 million at August 26, 2017.

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

The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $452.4 million at August 25, 2018, and $414.9 million at August 26, 2017.

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

Property and Equipment: Property and equipment is stated at cost. Depreciation and amortization are computed principally using the straight-line method over the following estimated useful lives: buildings, 40 to 50 years; building improvements, 5 to 15 years; equipment, including software, 3 to 10 years; and leasehold improvements, over the shorter of the asset’s estimated useful life or the remaining lease term, which includes any reasonably assured renewal periods. Depreciation and amortization include amortization of assets under capital lease.

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

Intangible Assets: Intangible assets consist of customer relationships purchased relating to ALLDATA operations. Amortizing intangible assets are amortized over periods ranging from 3 to 10 years. Refer to “Note N – Goodwill and Intangibles” and “Note M – Sale of Assets” for additional disclosures regarding the Company’s intangible assets and impairment assessment.

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

Foreign Currency: The Company accounts for its Mexican, Brazilian, Canadian, European, Chinese and British operations using the local market currency and converts its financial statements from these currencies to U.S. dollars. The cumulative loss on currency translation is recorded as a component of Accumulated other comprehensive loss (see “Note G – Accumulated Other Comprehensive Loss”).

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

Deferred Rent: The Company recognizes rent expense on a straight-line basis over the course of the lease term, which includes any reasonably assured renewal periods, beginning on the date the Company takes physical possession of the property (see “Note O – Leases”). Differences between this calculated expense and cash payments are recorded as a liability within the Accrued expenses and other and Other long-term liabilities captions in the accompanying Consolidated Balance Sheets, based on the terms of the lease. Deferred rent approximated $139.6 million as of August 25, 2018, and $130.2 million as of August 26, 2017.

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

The Company expenses advertising costs as incurred. Advertising expense, net of vendor promotional funds, was $95.2 million in fiscal 2018, $93.1 million in fiscal 2017, and $98.3 million in fiscal 2016. Vendor promotional funds, which reduced advertising expense, amounted to $25.3 million in fiscal 2018, $28.3 million in fiscal 2017, and $21.4 million in fiscal 2016.

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

Earnings per Share: Basic earnings per share is based on the weighted average outstanding common shares. Diluted earnings per share is based on the weighted average outstanding common shares adjusted for the effect of common stock equivalents, which are primarily stock options. There were 847,279 stock options excluded from the diluted earnings per share calculation because they would have been anti-dilutive as of August 25, 2018. There were 620,025 stock options excluded for the year ended August 26, 2017, and 329,900 stock options excluded for the year ended August 27, 2016, because they would have been anti-dilutive.

Share-Based Payments: Share-based payments include stock option grants and certain other transactions under the Company’s stock plans. The Company recognizes compensation expense for its share-based payments over the requisite service period based on the fair value of the awards. See “Note B – Share-Based Payments” for further discussion.

Risk and Uncertainties: In fiscal 2018, one class of similar products accounted for approximately 12 percent of the Company’s total revenues, and one vendor supplied approximately 12 percent of the Company’s total purchases. No other class of similar products accounted for 10 percent or more of total revenues, and no other individual vendor provided more than 10 percent of total purchases.

Recently Adopted Accounting Pronouncements:

In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 provides guidance on accounting for the tax effects of the U.S. Tax Cuts and Jobs Act (“Tax Reform”) pursuant to the Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under Accounting Standard Codificiation (“ASC”) 740 within a one-year measurement period from Tax Reform enactment date, which occurred for the purposes of the Company’s financial statements during the quarter ended February 10, 2018, when the necessary information is not available, prepared, or analyzed in sufficient detail to complete the accounting. The Company has applied this amendment. Refer to “Note D – Income Taxes” in the Consolidated Financial Statements for more information.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax effects from Accumulated Other Comprehensive Income, which allows for the reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for the tax effects on deferred tax items included within AOCI (referred to in the ASU as “stranded tax effects”) resulting from the reduction of the U.S. federal statutory income tax rate to 21% from 35% that was effected by the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted ASU 2018-02 in the fourth quarter of fiscal 2018, resulting in a $14.5 million reclassification from accumulated other comprehensive income to retained deficit on the Consolidated Balance Sheets and a decrease in the Consolidated Statement of Comprehensive Income.

Recently Issued Accounting Pronouncements:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU, along with subsequent ASU’s issued to clarify certain provisions of ASU 2014-09, is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Companies that transition to this new standard may either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company will adopt this standard using the modified retrospective method beginning with our first quarter ending November 17, 2018. Results for annual reporting periods beginning after August 25, 2018, will be presented under ASU 2014-09, while prior period amounts will not be adjusted and will continue to be reported under the accounting standards in effect for the prior periods. The Company’s primary source of revenue is derived from the sale of automotive aftermarket parts to our customers, and generally, these performance obligations are satisfied the same day contracts with customers are initiated. As such, the adoption of the new standard will not have a material impact on the Company’s consolidated financial condition, results of operations, cash flows, business process, controls or systems.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms greater than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Early adoption is permitted. The Company will adopt this standard using the required modified retrospective approach at the beginning of fiscal 2020. The Company established a cross-functional implementation team to evaluate and identify the impact of ASU 2016-02 on the Company’s financial position, results of operations and cash flows. Based on the preliminary work completed, the Company has concluded its assessment on its leasing arrangements, evaluated the impact of applying the practical expedients and accounting policy elections and is currently working on implementing software to meet the reporting requirements of this standard. The Company is also in the process of identifying changes to its business processes and controls to support adoption of the new standard. The team is continuing to understand the full analysis of the adoption, but is unable to quantify the impact at this time. The Company anticipates the adoption of this new standard to result in a significant increase in lease-related assets and liabilities on the Company’s consolidated balance sheets. The impact on the Company’s Consolidated Statements of Income is currently being evaluated. As the impact of this standard is non-cash in nature, the Company does not anticipate its adoption to have an impact on the Company’s Consolidated Statement of Cash Flows.

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

Note B – Share-Based Payments

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $43.7 million for fiscal 2018, $38.2 million for fiscal 2017, and $39.8 million for fiscal 2016. As of August 25, 2018, share-based compensation expense for unvested awards not yet recognized in earnings is $33.1 million and will be recognized over a weighted average period of 1.82 years. As a result of the adoption of the new accounting guidance for share-based payments in 2017, cash flows related to tax deductions in excess of recognized compensation cost are classified as operating cash flows for each period presented. Retrospective application of the cash flow presentation resulted in increases to both net cash provided by operations and net cash required for financing activities of $63.7 million for fiscal 2016.

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

The 2011 Program replaced the 2003 Comp Plan and the 2003 Option Plan. Under the 2003 Comp Plan, non-employee directors could receive no more than one-half of their director fees immediately in cash, and the remainder of the fees was required to be taken in common stock or stock appreciation rights. The director had the option to elect to receive up to 100% of the fees in stock or defer all or part of the fees in units with value equivalent to the value of shares of common stock as of the grant date. At August 25, 2018, the Company had $13.6 million accrued related to 17,710 outstanding units issued under the 2003 Comp Plan and prior plans, and there was $9.5 million accrued related to 17,990 outstanding units issued as of August 26, 2017. No additional shares of stock or units will be issued in future years under the 2003 Comp Plan.

Under the 2003 Option Plan, each non-employee director received an option grant on January 1 of each year, and each new non-employee director received an option to purchase 3,000 shares upon election to the Board, plus a portion of the annual directors’ option grant prorated for the portion of the year actually served. These stock option grants were made at the fair market value as of the grant date and generally vested three years from the grant date. There were 13,000 and 19,000 outstanding options under the 2003 Option Plan as of August 25, 2018 and August 26, 2017, respectively. No additional shares of stock will be issued in future years under the 2003 Option Plan.

During fiscal 2014, the Company adopted the 2014 Director Compensation Program (the “Program”), which states that non-employee directors will receive their compensation in awards of restricted stock units under the 2011 Equity Incentive Award Plan, with an option for a certain portion of a director’s compensation to be paid in cash at the non-employee director’s election. The Program replaced the 2011 Director Compensation Program. Under the Program, restricted stock units are granted January 1 of each year (the “Grant Date”). The number of restricted stock units is determined by dividing the amount of the annual retainer by the fair market value of the shares of common stock as of the Grant Date. The restricted stock units are fully vested on January 1 of each year and are paid in shares of the Company’s common stock on the fifth anniversary of the Grant Date or the date the non-employee director ceases to be a member of the Board (“Separation from Service”), whichever occurs first. Non-employee directors may elect to defer receipt of the restricted stock units until their Separation from Service. The cash portion of the award, if elected, is paid ratably over the remaining calendar quarters.

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

	Year Ended
	August 25, 2018	August 26, 2017	August 27, 2016
Expected price volatility	20%	18%	18%
Risk-free interest rates	1.9%	1.2%	1.5%
Weighted average expected lives (in years)	5.1	5.1	5.1
Forfeiture rate	10%	10%	10%
Dividend yield	0%	0%	0%

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

The weighted average grant date fair value per share of options granted was $129.12 during fiscal 2018, $139.80 during fiscal 2017, and $156.20 during fiscal 2016. The intrinsic value of options exercised was $123.1 million in fiscal 2018, $93.9 million in fiscal 2017, and $178.0 million in fiscal 2016. The total fair value of options vested was $35.7 million in fiscal 2018, $34.7 million in fiscal 2017, and $32.2 million in fiscal 2016.

The Company generally issues new shares when options are exercised. The following table summarizes information about stock option activity for the year ended August 25, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – August 26, 2017	1,798,055	$493.18
Granted	284,335	587.57
Exercised	(297,616)	298.02
Cancelled	(77,908)	672.61

Outstanding – August 25, 2018	1,706,866	534.74	6.06	$402,631

Exercisable	1,014,819	446.07	4.73	329,352

Expected to vest	622,842	664.77	8.02	38,387

Available for future grants	686,577

The Company recognized $2.1 million in expense related to the discount on the selling of shares to employees and executives under various share purchase plans in fiscal 2018, $1.8 million in fiscal 2017 and $2.0 million in fiscal 2016. The Sixth Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan (the “Employee Plan”), which is qualified under Section 423 of the Internal Revenue Code, permits all eligible employees to purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the Employee Plan, 14,523 shares were sold to employees in fiscal 2018, 14,205 shares were sold to employees in fiscal 2017, and 12,662 shares were sold to employees in fiscal 2016. The Company repurchased 11,816 shares at market value in fiscal 2018, 12,455 shares in fiscal 2017 and 12,460 shares in fiscal 2016 from employees electing to sell their stock. Issuances of shares under the Employee Plan are netted against repurchases and such repurchases are not included in share repurchases disclosed in “Note K – Stock Repurchase Program.” At August 25, 2018, 163,777 shares of common stock were reserved for future issuance under the Employee Plan.

Once executives have reached the maximum purchases under the Employee Plan, the Fifth Amended and Restated Executive Stock Purchase Plan (the “Executive Plan”) permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases under the Executive Plan were 1,840 shares in fiscal 2018, 1,865 shares in fiscal 2017 and 1,943 shares in fiscal 2016. At August 25, 2018, 238,048 shares of common stock were reserved for future issuance under the Executive Plan.

Note C – Accrued Expenses and Other

Accrued expenses and other consisted of the following:

(in thousands)	August 25, 2018	August 26, 2017
Accrued compensation, related payroll taxes and benefits	$195,004	$181,591
Property, sales, and other taxes	106,050	98,829
Medical and casualty insurance claims (current portion)	88,761	84,756
Capital lease obligations	52,290	48,134
Accrued interest	36,902	41,047
Accrued gift cards	27,401	24,192
Accrued sales and warranty returns	20,025	19,520
Other	80,461	65,281

	$606,894	$563,350

The Company retains a significant portion of the insurance risks associated with workers’ compensation, employee health, general, products liability, property and vehicle insurance. A portion of these self-insured losses is managed through a wholly owned insurance captive. The Company maintains certain levels for stop-loss coverage for each self-insured plan in order to limit its liability for large claims. The retained limits are per claim and are $2.0 million for workers’ compensation, $3.0 million for vehicles, $21.5 million for property, $0.7 million for employee health, and $1.0 million for general and products liability.

Note D – Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Year Ended
(in thousands)	August 25, 2018	August 26, 2017	August 27, 2016
Domestic	$1,412,963	$1,737,401	$1,737,727
International	223,366	188,088	174,987

	$1,636,329	$1,925,489	$1,912,714

The provision for income tax expense consisted of the following:

	Year Ended
(in thousands)	August 25, 2018	August 26, 2017	August 27, 2016
Current:
Federal	$328,963	$487,492	$534,621
State	36,389	31,733	39,223
International	57,702	50,493	52,844

	423,054	569,718	626,688
Deferred:
Federal	(131,926)	72,208	48,509
State	8,167	7,769	9,453
International	(502)	(5,075)	(12,943)

	(124,261)	74,902	45,019

Income tax expense	$298,793	$644,620	$671,707

A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate to income before income taxes is as follows:

	Year Ended
(in thousands)	August 25, 2018	August 26, 2017	August 27, 2016
Federal tax at statutory U.S. income tax rate	25.9%	35.0%	35.0%
State income taxes, net	1.9%	1.3%	1.6%
Transition tax	1.6%	—	—
Share-based compensation	(1.6%)	(1.4%)	—
Impact of tax reform	(9.6%)	—	—
Other	0.1%	(1.4%)	(1.5%)

Effective tax rate	18.3%	33.5%	35.1%

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law. Tax Reform significantly revises the U.S. federal corporate income tax by, among other things, lowering the statutory federal corporate rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries, and changing how foreign earnings are subject to U.S. federal tax.

As a result of the decrease in the federal tax rate from 35% to 21%, effective January 1, 2018, the Company has computed its income tax expense for the year ended August 25, 2018 using a blended federal tax rate of 25.9%, which provided a benefit of $119.2 million on fiscal 2018 earnings before taxes. The Company’s federal statutory tax rate will be 21% for the year ending August 31, 2019 and each subsequent year.

For the year ended August 25, 2018 and August 26, 2017, the Company recognized excess tax benefits from stock option exercises of $31.3 million and $31.2 million, respectively.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of Tax Reform. To the extent that a company’s accounting for certain income tax effects of Tax Reform is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of Tax Reform. The ultimate impact may differ from provisional amounts recorded, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, and additional regulatory guidance that may be issued. The accounting must be completed within one year from the enactment date of Tax Reform.

As a result of the statutory rate changes of Tax Reform, the Company must remeasure its deferred tax assets and liabilities using the federal tax rate that will apply when the related temporary differences are expected to reverse. During the year ended August 25, 2018, the Company recorded a provisional tax benefit of $157.3 million related to the remeasurement of deferred taxes as a result of Tax Reform. The Company is continuing to analyze certain aspects of Tax Reform and is refining its calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

As part of the transition to the new territorial tax system, Tax Reform imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries. For the year ended August 25, 2018, the Company recorded a provisional tax expense of $25.8 million related to the transition tax. Our analysis of the transition tax is not completed as of the year ended August 25, 2018, as the Company continues to finalize the calculation of foreign earnings and profits and the amounts held in cash or other specified assets. The provisional amount may also change as new guidance and clarifications are issued by the US federal and state jurisdictions. The Company will complete the accounting for these items during the measurement period. The Company intends to file an election to pay the transition tax liability over the following eight years as prescribed under the enacted law.

The other provisions of Tax Reform are either immaterial or not applicable for the year ended August 25, 2018. The provisions applicable for the year ended August 25, 2018, including the deductibility of certain expenditures, are provisional amounts that may also change as new guidance and clarifications are issued.

Significant components of the Company’s deferred tax assets and liabilities were as follows:

(in thousands)	August 25, 2018	August 26, 2017
Deferred tax assets:
Net operating loss and credit carryforwards	$47,190	$48,062
Accrued benefits	62,867	96,664
Other	46,375	56,052

Total deferred tax assets	156,432	200,778
Less: Valuation allowances	(19,619)	(13,501)

Net deferred tax assets	136,813	187,277
Deferred tax liabilities:
Property and equipment	(101,049)	(117,580)
Inventory	(242,138)	(333,422)
Prepaid expenses	(42,019)	(60,920)
Other	(2,191)	(11,158)

Total deferred tax liabilities	(387,397)	(523,080)

Net deferred tax liabilities	$(250,584)	$(335,803)

The Company has historically asserted its intention to indefinitely reinvest foreign current and accumulated earnings and other basis differences in certain foreign subsidiaries. During the year ended August 25, 2018, the Company has reevaluated its assertion as a result of the enactment of Tax Reform and, with few exceptions, no longer considers the current and accumulated earnings to be indefinitely reinvested in our foreign subsidiaries. Where necessary, withholding tax provisions resulting from foreign distributions of current and accumulated earnings have been considered in the Company’s provision for income taxes.

The Company maintains its assertion related to other basis differences in foreign subsidiaries. It is impracticable for the Company to determine the amount of unrecognized deferred tax liability on these indefinitely reinvested basis differences.

At August 25, 2018 and August 26, 2017, the Company had deferred tax assets of $30.9 million and $30.8 million, respectively, from net operating loss (“NOL”) carryforwards available to reduce future taxable income totaling approximately $219.1 million and $198.2 million, respectively. Certain NOLs have no expiration date and others will expire, if not utilized, in various years from fiscal 2019 through 2038. At August 25, 2018 and August 26, 2017, the Company had deferred tax assets for income tax credit carryforwards of $16.3 million and $17.2 million, respectively. Income tax credit carryforwards will expire, if not utilized, in various years from fiscal 2023 through 2028.

At August 25, 2018 and August 26, 2017, the Company had a valuation allowance of $19.6 million and $13.5 million, respectively, on deferred tax assets associated with NOL and tax credit carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized. Management believes it is more likely than not that the remaining deferred tax assets will be fully realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	August 25, 2018	August 26, 2017
Beginning balance	$22,201	$27,726
Additions based on tax positions related to the current year	8,184	7,089
Additions for tax positions of prior years	1,404	278
Reductions for tax positions of prior years	(482)	(6,954)
Reductions due to settlements	(1,930)	(1,964)
Reductions due to statute of limitations	(3,300)	(3,974)

Ending balance	$26,077	$22,201

Included in the August 25, 2018 and the August 26, 2017 balances are $13.5 million and $9.9 million, respectively, of unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate.

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had $0.7 million and $1.2 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at August 25, 2018 and August 26, 2017, respectively.

The Company files U.S. federal, U.S. state and local, and international income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, U.S. state and local, or Non-U.S. examinations by tax authorities for fiscal year 2013 and prior. The Company is typically engaged in various tax examinations at any given time by U.S. federal, U.S. state and local, and Non-U.S. taxing jurisdictions. As of August 25, 2018, the Company estimates that the amount of unrecognized tax benefits could be reduced by approximately $1.1 million over the next twelve months as a result of tax audit settlements. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

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

Level 2 inputs — inputs other than quoted market prices included within Level 1 that are observable, either directly or indirectly, for the asset or liability.

Level 3 inputs — unobservable inputs for the asset or liability, which are based on the Company’s own assumptions as there is little, if any, observable activity in identical assets or liabilities.

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	August 25, 2018
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$55,711	$3,733	$—	$59,444
Other long-term assets	58,973	16,259	—	75,232

	$114,684	$19,992	$—	$134,676

	August 26, 2017
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$18,453	$120	$—	$18,573
Other long-term assets	53,319	28,981	—	82,300

	$71,772	$29,101	$—	$100,873

At August 25, 2018, the fair value measurement amounts for assets and liabilities recorded in the accompanying Consolidated Balance Sheet consisted of short-term marketable securities of $59.4 million, which are included within Other current assets and long-term marketable securities of $75.2 million, which are included in Other long-term assets. The Company’s marketable securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades.

A discussion on how the Company’s cash flow hedges are valued is included in “Note H – Derivative Financial Instruments,” while the fair value of the Company’s pension plan assets are disclosed in “Note L – Pension and Savings Plans.”

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Certain non-financial assets and liabilities are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. These non-financial assets and liabilities could include assets and liabilities acquired in an acquisition as well as goodwill, intangible assets and property, plant and equipment that are determined to be impaired. At August 25, 2018, the Company did not have any other significant non-financial assets or liabilities that had been measured at fair value on a non-recurring basis subsequent to initial recognition.

Financial Instruments not Recognized at Fair Value

The Company has financial instruments, including cash and cash equivalents, accounts receivable, other current assets and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short maturities. A discussion of the carrying values and fair values of the Company’s debt is included in “Note I – Financing.”

Note F – Marketable Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable securities consisted of the following:

	August 25, 2018
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$50,306	$—	$(684)	$49,622
Government bonds	28,777	—	(173)	28,604
Mortgage-backed securities	3,248	—	(90)	3,158
Asset-backed securities and other	53,445	—	(153)	53,292

	$135,776	$—	$(1,100)	$134,676

	August 26, 2017
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$39,917	$73	$(13)	$39,977
Government bonds	31,076	49	(74)	31,051
Mortgage-backed securities	4,850	2	(42)	4,810
Asset-backed securities and other	25,042	28	(35)	25,035

	$100,885	$152	$(164)	$100,873

The debt securities held at August 25, 2018, had effective maturities ranging from less than one year to approximately three years. The Company did not realize any material gains or losses on its marketable securities during fiscal 2018, 2017 or 2016.

The Company holds 121 securities that are in an unrealized loss position of approximately $1.1 million at August 25, 2018. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and its intent and ability to hold the investments until maturity or until recovery of fair value.

Included above in total marketable securities are $85.6 million and $85.4 million of marketable securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses as of August 25, 2018 and August 26, 2017, respectively.

Note G – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss consisted of the following:

(in thousands)	Pension Liability	Foreign Currency(4)	Net Unrealized Gain (Loss) on Securities		Derivatives	Total
Balance at August 27, 2016	$(88,890)	$(211,012)	$120		$(7,747)	$(307,529)
Other comprehensive income (loss) before reclassifications	8,046	35,198	(60)		—	43,184
Amounts reclassified from Accumulated other comprehensive loss(1)	8,468 (3)	—	(71	)(5)	1,391 (6)	9,788

Balance at August 26, 2017	(72,376)	(175,814)	(11)		(6,356)	(254,557)
Other comprehensive income (loss) before reclassifications	77,774	(53,085)	(800)		—	23,889
Amounts reclassified from Accumulated other comprehensive loss(1)	7,724 (3)	—	(62	)(5)	1,690 (6)	9,352
Adoption of ASU 2018- 02(2)	(13,122)	—	—		(1,367)	(14,489)

Balance at August 25, 2018	$—	$(228,899)	$(873)		$(6,033)	$(235,805)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss (AOCL).
(2)	Represents the tax effects from deferred tax items reclassified from AOCL to retained earnings related to the adoption of ASU 2018-02.
(3)

The amounts reclassified from AOCL associated with our pension plans have been reclassified to Operating, selling, general and administrative expenses on the Consolidated Statements of Income as a result of the termination of the plans. See “Note L – Pension and Savings Plans” for further discussion.

(4)

Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

(5)

Represents realized losses on marketable securities, net of taxes of $234 in fiscal 2018 and $38 in fiscal 2017, which is recorded in Operating, selling, general, and administrative expenses on the Consolidated Statements of Income. See “Note F – Marketable Securities” for further discussion.

(6)

Represents gains and losses on derivatives, net of taxes of $515 in fiscal 2018 and $814 in fiscal 2017, which is recorded in Interest expense, net, on the Consolidated Statements of Income. See “Note H – Derivative Financial Instruments” for further discussion.

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

At August 25, 2018, the Company had $7.9 million recorded in Accumulated other comprehensive loss related to net realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the fiscal 2018 and 2017, the Company reclassified $2.2 million of net losses from Accumulated other comprehensive loss to Interest expense and expects the same level of expense in fiscal 2019.

Note I – Financing

The Company’s debt consisted of the following:

(in thousands)	August 25, 2018	August 26, 2017
7.125% Senior Notes due August 2018, effective interest rate of 7.28%	$—	$250,000
1.625% Senior Notes due April 2019, effective interest rate of 1.77%	250,000	250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
2.500% Senior Notes due April 2021, effective interest rate of 2.62%	250,000	250,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate of 3.83%	600,000	600,000
Commercial paper, weighted average interest rate of 2.29% and 1.44% at August 25, 2018 and August 26, 2017, respectively	1,325,300	1,155,100

Total debt before discounts and debt issuance costs	5,025,300	5,105,100
Less: Discounts and debt issuance costs	19,370	23,862

Long-term debt	$5,005,930	$5,081,238

As of August 25, 2018, the commercial paper borrowings and the $250 million 1.625% Senior Notes due April 2019 are classified as long-term in the accompanying Consolidated Balance Sheets as the Company has the ability and intent to refinance on a long-term basis through available capacity in its revolving credit facilities. As of August 25, 2018, the Company had $1.997 billion of availability under its $2.0 billion revolving credit facilities, which would allow it to replace these short-term obligations with long-term financing facilities.

The Company entered into a Master Extension, New Commitment and Amendment Agreement dated as of November 18, 2017 (the “Extension Amendment”) to the Third Amended and Restated Credit Agreement dated as of November 18, 2016, as amended, modified, extended or restated from time to time (the “Revolving Credit Agreement”). Under the Extension Amendment: (i) the Company’s borrowing capacity under the Revolving Credit Agreement was increased from $1.6 billion to $2.0 billion; (ii) the Company’s option to increase its borrowing capacity under the Revolving Credit Agreement was “refreshed” and the amount of such option remained at $400 million; the maximum borrowing under the Revolving Credit Agreement may, at the Company’s option, subject to lenders approval, be increased from $2.0 billion to $2.4 billion; (iii) the termination date of the Revolving Credit Agreement was extended from November 18, 2021 until November 18, 2022; and (iv) the Company has the option to make one additional written request of the lenders to extend the termination date then in effect for an additional year. Under the Revolving Credit Agreement, the Company may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the Revolving Credit Agreement, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt ratings. Interest accrues on base rate loans as defined in the Revolving Credit Agreement. As of August 25, 2018, the Company had $3.3 million of outstanding letters of credit under the Revolving Credit Agreement.

The Revolving Credit Agreement requires that the Company’s consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.5:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. The Company’s consolidated interest coverage ratio as of August 25, 2018 was 5.8:1.

As of August 25, 2018, the Company had no outstanding borrowings under each of the revolving credit facilities, and $3.3 million of outstanding letters of credit under the Revolving Credit Agreement.

The Company also maintains a letter of credit facility that allows it to request the participating bank to issue letters of credit on its behalf up to an aggregate amount of $75 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of August 25, 2018, the Company had $71.0 million in letters of credit outstanding under the letter of credit facility.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, the Company had $32.5 million in letters of credit outstanding as of August 25, 2018. These letters of credit have various maturity dates and were issued on an uncommitted basis.

On April 18, 2017, the Company issued $600 million in 3.750% Senior Notes due June 2027 under its shelf registration statement filed with the SEC on April 15, 2015 (the “2015 Shelf Registration”). The 2015 Shelf Registration allowed the Company to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new location openings, stock repurchases and acquisitions. Proceeds from the debt issuance were used for general corporate purposes.

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

As of August 25, 2018, the Company was in compliance with all covenants related to its borrowing arrangements. All of the Company’s debt is unsecured. Scheduled maturities of debt are as follows:

(in thousands)	Scheduled Maturities
2019	$1,575,300
2020	—
2021	750,000
2022	500,000
2023	800,000
Thereafter	1,400,000

Subtotal	5,025,300
Discount and debt issuance costs	19,370

Total Debt	$5,005,930

The fair value of the Company’s debt was estimated at $4.948 billion as of August 25, 2018, and $5.171 billion as of August 26, 2017, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the carrying value of debt by $57.5 million at August 25, 2018, which reflects face amount, adjusted for any unamortized debt issuance costs and discounts. At August 26, 2017, the fair value was greater than the carrying value of debt by $90.3 million.

Note J – Interest Expense

Net interest expense consisted of the following:

	Year Ended
(in thousands)	August 25, 2018	August 26, 2017	August 27, 2016
Interest expense	$181,668	$159,329	$150,961
Interest income	(5,636)	(3,502)	(2,371)
Capitalized interest	(1,505)	(1,247)	(909)

	$174,527	$154,580	$147,681

Note K – Stock Repurchase Program

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Board. The program was amended on March 20, 2018 to increase the repurchase authorization to $19.65 billion from $18.65 billion. From January 1998 to August 25, 2018, the Company has repurchased a total of 144.7 million shares at an aggregate cost of $19.418 billion.

The Company’s share repurchase activity consisted of the following:

	Year Ended
(in thousands)	August 25, 2018	August 26, 2017	August 27, 2016
Amount	$1,592,013	$1,071,649	$1,452,462
Shares	2,398	1,495	1,903

During fiscal year 2018, the Company retired 1.5 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $918.5 million and decreased Additional paid-in capital by $60.5 million. During the comparable prior year period, the Company retired 1.8 million shares of treasury stock, which increased Retained deficit by $1.321 billion and decreased Additional paid-in capital by $64.9 million.

On September 26, 2018, the Board voted to increase the authorization by $1.25 billion. This brings the total value of the shares authorized to $20.9 billion. Subsequent to August 25, 2018, the Company has repurchased 346,979 shares of common stock at an aggregate cost of $263.4 million. Considering the cumulative repurchases and the increase in authorization subsequent to August 25, 2018, the Company has $1.22 billion remaining under the Board’s authorization to repurchase its common stock.

Note L – Pension and Savings Plans

Prior to January 1, 2003, substantially all full-time employees were covered by a defined benefit pension plan. The benefits under the plan were based on years of service and the employee’s highest consecutive five-year average compensation. On January 1, 2003, the plan was frozen, resulting in pension plan participants earning no new benefits under the plan formula and no new participants joining the pension plan.

On January 1, 2003, the Company’s supplemental defined benefit pension plan for certain highly compensated employees was also frozen, resulting in pension plan participants earning no new benefits under the plan formula and no new participants joining the pension plan.

On December 19, 2017, the Board of Directors approved a resolution to terminate both of the Company’s pension plans, effective March 15, 2018. The Company offered plan participants the option to receive an annuity purchased from an insurance carrier or a lump-sum cash payment based on a number of factors. During the fourth quarter of 2018, the Company contributed $11.4 million to the pension plans to ensure that sufficient assets were available for the lump-sum payments and annuity purchases, completed the transfer of all lump sum payments, transferred all remaining benefit obligations related to the pension plans to a highly rated insurance company, and recognized $130.3 million of non-cash pension termination charges in Operating, selling, general and administrative expenses in the Consolidated Statements of Income. The Company will no longer have any remaining defined pension benefit obligation and thus no periodic pension benefit expense.

The following table sets forth the plans’ funded status and amounts recognized in the Company’s Consolidated Balance Sheets:

(in thousands)	August 25, 2018	August 26, 2017
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$314,724	$328,511
Interest cost	10,356	10,335
Actuarial (gains) losses	(676)	(8,746)
Annuities purchased	(157,589)	—
Benefits and settlements paid	(166,815)	(15,376)

Benefit obligations at end of year	$—	$314,724

Change in Plan Assets:
Fair value of plan assets at beginning of year	$316,267	$289,386
Actual return on plan assets	(3,428)	24,496
Employer contributions	11,596	17,761
Annuities purchased	(157,589)	—
Benefits and settlements paid	(166,815)	(15,376)
Asset reversion upon termination	(31)	—

Fair value of plan assets at end of year	$—	$316,267

Amount Recognized in the Statement of Financial Position:
Current liabilities	$—	$(283)
Long-term assets	—	8,686
Long-term liabilities	—	(6,860)

Net amount recognized	$—	$1,543

Amount Recognized in Accumulated Other Comprehensive Loss and not yet reflected in Net Periodic Benefit Cost:
Net actuarial loss	$—	$(118,889)

Accumulated other comprehensive loss	$—	$(118,889)

Net periodic benefit expense consisted of the following:

	Year Ended
(in thousands)	August 25, 2018	August 26, 2017	August 27, 2016
Interest cost	$10,356	$10,335	$11,272
Expected return on plan assets	(18,997)	(20,056)	(16,512)
Recognized net actuarial losses	10,736	13,873	10,506
Settlement loss	130,263	—	—

Net periodic benefit expense	$132,358	$4,152	$5,266

The blended actuarial assumptions used in determining the projected benefit obligation include the following:

	Year Ended
	August 25, 2018	August 26, 2017	August 27, 2016
Discount rate to determine benefit obligation	3.86%	3.86%	3.72%
Discount rate to determine net interest cost	3.36%	3.21%	3.90%
Expected long-term rate of return on plan assets	6.00%	7.00%	7.00%

The Company has a 401(k) plan that covers all domestic employees who meet the plan’s participation requirements. The plan features include Company matching contributions, immediate 100% vesting of Company contributions and a savings option up to 25% of qualified earnings. The Company makes matching contributions, per pay period, up to a specified percentage of employees’ contributions as approved by the Board. The Company made matching contributions to employee accounts in connection with the 401(k) plan of $23.1 million in fiscal 2018, $21.0 million in fiscal 2017, and $19.7 million in fiscal 2016.

Note M – Sale of Assets

During the second quarter of fiscal 2018, the Company determined that the approximate fair value less costs to sell its IMC and AutoAnything businesses was significantly lower than the carrying value of the net assets based on recent offers received and recorded impairment charges totaling $193.2 million within Operating, selling, general and administrative expenses in its Condensed Consolidated Statements of Income.

The Company recorded an impairment charge of $93.6 million for its IMC business, which is reflected as a component of Auto Parts Locations in its segment reporting. Impairment charges for AutoAnything, which is reflected as a component of the Other category in the Company’s segment reporting, totaled $99.6 million.

During the third quarter of fiscal 2018, the Company completed the IMC and AutoAnything transactions for total consideration that approximated the remaining net book value at the closing date.

Note N – Goodwill and Intangibles

The changes in the carrying amount of goodwill are as follows:

(in thousands)	Auto Parts Locations	Other	Total
Net balance as of August 27, 2016	$326,703	$65,184	$391,887
Goodwill added through acquisition	—	—	—
Goodwill adjustments	—	—	—

Net balance as of August 26, 2017	326,703	65,184	391,887
Goodwill added through acquisition	—	—	—
Goodwill adjustments	(24,058)	(65,184)	(89,242)

Net balance as of August 25, 2018	$302,645	$—	$302,645

During the second quarter of fiscal 2018, the Company recorded impairment charges related to its IMC and AutoAnything businesses as the Company determined that the approximate fair value less costs to sell the businesses was significantly lower than the carrying value of the net assets. The impairment charge for the IMC business is reflected as a component of Auto Parts Locations, and the impairment charge for AutoAnything is reflected as a component of the Other category in our segment reporting. See “Note M – Sale of Assets” for further discussion.

The Company performs its annual goodwill and intangibles impairment test in the fourth quarter of each fiscal year. In the fourth quarter of fiscal 2018, the Company concluded its remaining goodwill was not impaired. In the fourth quarter of fiscal 2017, the Company concluded that its goodwill was not impaired. Total accumulated goodwill impairment as of August 25, 2018 is $107.5 million compared to $18.3 million as of August 26, 2017.

The carrying amounts of intangible assets are included in Other long-term assets as follows:

	August 25, 2018
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Technology	3-5 years	$870	$(870)	$—
Customer relationships	3-10 years	29,376	(19,587)	9,789

		$30,246	$(20,457)	9,789

Total intangible assets other than goodwill				$9,789

	August 26, 2017
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Technology	3-5 years	$10,570	$(9,994)	$576
Noncompete agreements	5 years	1,300	(1,223)	77
Customer relationships	3-10 years	49,676	(24,730)	24,946

		$61,546	$(35,947)	25,599

Non-amortizing intangible asset:
Trade names				26,900

Total intangible assets other than goodwill				$52,499

During the second quarter of fiscal 2018, the Company recorded $26.9 million of impairment charges related to AutoAnything’s and IMC’s trade names as the Company determined that the approximate fair value less costs to sell the businesses was significantly lower than the carrying value of the net assets. See “Note M – Sale of Assets” for further discussion. Trade names at August 25, 2018 and August 26, 2017 reflect a total accumulated impairment of $31.0 million and $4.1 million, respectively.

Amortization expense of intangible assets for the years ended August 25, 2018 and August 26, 2017 was $5.1 million and $8.5 million, respectively.

Total future amortization expense for intangible assets that have finite lives, based on the existing intangible assets and their current estimated useful lives as of August 25, 2018, is estimated as follows:

(in thousands)	Total
2019	$4,173
2020	4,173
2021	1,443
Thereafter	—

$9,789

Note O – Leases

The Company leases some of its retail stores, distribution centers, facilities, land and equipment, including vehicles. Other than vehicle leases, most of the leases are operating leases, which include renewal options made at the Company’s election and provisions for percentage rent based on sales. Rental expense was $315.6 million in fiscal 2018, $302.9 million in fiscal 2017, and $280.5 million in fiscal 2016. Percentage rentals were insignificant.

The Company records rent for all operating leases on a straight-line basis over the lease term, including any reasonably assured renewal periods and the period of time prior to the lease term that the Company is in possession of the leased space for the purpose of installing leasehold improvements. Differences between recorded rent expense and cash payments are recorded as a liability in Accrued expenses and other and Other long-term liabilities in the accompanying Consolidated Balance Sheets, based on the terms of the lease. The deferred rent approximated $139.6 million on August 25, 2018, and $130.2 million on August 26, 2017.

The Company has a fleet of vehicles used for delivery to its commercial customers and stores and travel for members of field management. The majority of these vehicles are held under capital leases. At August 25, 2018, the Company had capital lease assets of $156.8 million, net of accumulated amortization of $79.9 million, and capital lease obligations of $154.3 million, of which $52.3 million is classified as Accrued expenses and other as it represents the current portion of these obligations. At August 26, 2017, the Company had capital lease assets of $152.0 million, net of accumulated amortization of $70.2 million, and capital lease obligations of $150.5 million, of which $48.1 million is classified as Accrued expenses and other as it represents the current portion of these obligations.

Future minimum annual rental commitments under non-cancelable operating leases and capital leases were as follows at the end of fiscal 2018:

(in thousands)	Operating Leases	Capital Leases
2019	$300,866	$52,290
2020	289,007	50,777
2021	267,298	38,290
2022	244,786	21,211
2023	215,237	3,118
Thereafter	823,969	—

Total minimum payments required	$2,141,163	165,686

Less: Interest		(11,383)

Present value of minimum capital lease payments		$154,303

Note P – Commitments and Contingencies

Construction commitments, primarily for new stores, totaled approximately $41.3 million at August 25, 2018.

The Company had $106.8 million in outstanding standby letters of credit and $23.6 million in surety bonds as of August 25, 2018, which all have expiration periods of less than one year. A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover reimbursement obligations to our workers’ compensation carriers. There are no additional contingent liabilities associated with these instruments as the underlying liabilities are already reflected in the Consolidated Balance Sheets. The standby letters of credit and surety bonds arrangements have automatic renewal clauses.

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

Note R – Segment Reporting

The Company’s operating segments (Domestic Auto Parts, Mexico and Brazil; and IMC results through April 4, 2018) are aggregated as one reportable segment: Auto Parts Locations. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in “Note A – Significant Accounting Policies.”

The Auto Parts Locations segment is a retailer and distributor of automotive parts and accessories through the Company’s 6,202 locations in the United States, Puerto Rico, Mexico and Brazil. Each location carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

The Other category reflects business activities of three operating segments that are not separately reportable due to the materiality of these operating segments. The operating segments include ALLDATA, which produces, sells and maintains diagnostic and repair information software used in the automotive repair industry; E-commerce, which includes direct sales to customers through www.autozone.com for sales that are not fulfilled by local stores; and AutoAnything, which includes direct sales to customers through www.autoanything.com, prior to the Company’s sale of substantially all of its assets on February 26, 2018.

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. The following table shows segment results for the following fiscal years:

	Year Ended
(in thousands)	August 25, 2018	August 26, 2017	August 27, 2016
Net Sales:
Auto Parts Locations	$10,951,498	$10,523,272	$10,261,112
Other	269,579	365,404	374,564

Total	$11,221,077	$10,888,676	$10,635,676

Segment Profit:
Auto Parts Locations	$5,805,561	$5,544,494	$5,410,477
Other	168,185	195,126	198,259

Gross profit	5,973,746	5,739,620	5,608,736
Operating, selling, general and administrative expenses(1)	(4,162,890)	(3,659,551)	(3,548,341)
Interest expense, net	(174,527)	(154,580)	(147,681)

Income before income taxes	$1,636,329	$1,925,489	$1,912,714

Segment Assets:
Auto Parts Locations	$9,231,021	$8,964,371	$8,351,883
Other	115,959	295,410	247,904

Total	$9,346,980	$9,259,781	$8,599,787

Capital Expenditures:
Auto Parts Locations	$499,762	$533,304	$470,631
Other	22,026	20,528	18,160

Total	$521,788	$553,832	$488,791

Auto Parts Locations Sales by Product Grouping:
Failure	$5,338,890	$5,100,702	$4,913,423
Maintenance items	3,914,546	3,774,386	3,721,240
Discretionary	1,698,062	1,648,184	1,626,449

Auto Parts Locations net sales	$10,951,498	$10,523,272	$10,261,112

(1)	Operating, selling, general and administrative expenses for fiscal 2018 include $130.3 million related to pension termination charges and $193.2 million related to impairment charges.

Note S – Quarterly Summary(1)

(Unaudited)

	Twelve Weeks Ended			Sixteen Weeks Ended
(in thousands, except per share data)	November 18, 2017	February 10, 2018(3)(5)	May 5, 2018(5)	August 25, 2018(2)(4)(5)
Net sales	$2,589,131	$2,413,026	$2,660,152	$3,558,769
Gross profit	1,365,848	1,277,046	1,422,974	1,907,879
Operating profit	468,754	205,098	545,765	591,239
Income before income taxes	429,865	165,758	503,807	536,899
Net income	281,003	289,530	366,721	400,282
Basic earnings per share	10.17	10.58	13.62	15.27
Diluted earnings per share	10.00	10.38	13.42	15.02

	Twelve Weeks Ended			Sixteen Weeks Ended
(in thousands, except per share data)	November 19, 2016	February 11, 2017	May 6, 2017	August 26, 2017(2)
Net sales	$2,467,845	$2,289,219	$2,619,007	$3,512,605
Gross profit	1,301,542	1,205,536	1,378,418	1,854,125
Operating profit	458,902	383,969	529,570	707,628
Income before income taxes	425,596	349,771	493,895	656,227
Net income	278,125	237,145	331,700	433,899
Basic earnings per share	9.61	8.28	11.70	15.52
Diluted earnings per share	9.36	8.08	11.44	15.27

(1)

The sum of quarterly amounts may not equal the annual amounts reported due to rounding. In addition, the earnings per share amounts are computed independently for each quarter while the full year is based on the annual weighted average shares outstanding.

(2)	The fourth quarter for fiscal 2018 and fiscal 2017 are based on a 16-week period. All other quarters presented are based on a 12-week period.
(3)	The second quarter of fiscal 2018 includes impairment charges of $193.2 million. See “Note M – Sale of Assets.”
(4)	The fourth quarter of fiscal 2018 includes pension termination charges of $130.3 million. See “Note L - Pension and Savings Plans.”
(5)	Net income of the second, third and fourth quarter of fiscal 2018 benefitted from changes due to Tax Reform. See “Note D – Income Taxes.”

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of August 25, 2018, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 25, 2018.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 25, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in Part I of this document in the section entitled “Executive Officers of the Registrant,” is incorporated herein by reference in response to this item. Additionally, the information contained in AutoZone, Inc.’s Proxy Statement dated October 26, 2018, in the sections entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference in response to this item.

The Company has adopted a Code of Ethical Conduct for Financial Executives that applies to its chief executive officer, chief financial officer, chief accounting officer and other financial executives. The Company has made the Code of Ethical Conduct available on its investor relations website at http://www.autozoneinc.com.

Item 11. Executive Compensation

The information contained in AutoZone, Inc.’s Proxy Statement dated October 26, 2018, in the section entitled “Executive Compensation,” is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in AutoZone, Inc.’s Proxy Statement dated October 26, 2018, in the sections entitled “Security Ownership of Management and Board of Directors,” “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plans – Summary Table” is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accounting Fees and Services

The information contained in AutoZone, Inc.’s Proxy Statement dated October 26, 2018, in the section entitled “Proposal 2 – Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following information required under this item is filed as part of this report.

(a) Financial Statements

The following financial statements, related notes and reports of independent registered public accounting firm are filed with this Annual Report on Form 10-K in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the fiscal years ended August 25, 2018, August 26, 2017, and August 27, 2016

Consolidated Statements of Comprehensive Income for the fiscal years ended August 25, 2018, August 26, 2017, and August 27, 2016

Consolidated Balance Sheets as of August 25, 2018, and August 26, 2017

Consolidated Statements of Cash Flows for the fiscal years ended August 25, 2018, August 26, 2017, and August 27, 2016

Consolidated Statements of Stockholders’ Deficit for the fiscal years ended August 25, 2018, August 26, 2017, and August 27, 2016

Notes to Consolidated Financial Statements

(b) Exhibits

The following exhibits are being filed herewith:

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Seventh Amended and Restated By-Laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 19, 2018.

4.1	Indenture dated as of August 8, 2003, between AutoZone, Inc. and Bank One Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (No. 333-107828) filed August 11, 2003.

4.2	Officers’ Certificate dated August 4, 2008, pursuant to Section 3.2 of the Indenture dated August 11, 2003, setting forth the terms of the 7.125% Senior Notes due 2018. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated August 4, 2008.

4.3	Form of 7.125% Senior Note due 2018. Incorporated by reference from the Form 8-K dated August 4, 2008.

4.4	Officers’ Certificate dated November 15, 2010, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 4.000% Notes due 2020. Incorporated by reference to 4.1 to the Current Report on Form 8-K dated November 15, 2010.

4.5	Form of 4.000% Senior Note due 2020. Incorporated by reference from the Form 8-K dated November 15, 2010.

4.6	Officers’ Certificate dated April 24, 2012, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 3.700% Senior Notes due 2022. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 24, 2012.

4.7	Form of 3.700% Senior Notes due 2022. Incorporated by reference from the Form 8-K dated April 24, 2012

4.8	Officers’ Certificate dated November 13, 2012, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 2.875% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 13, 2012.

4.9	Form of 2.875% Senior Notes due 2023. Incorporated by reference from the Form 8-K dated November 13, 2012.

4.10	Officers’ Certificate dated April 29, 2013, pursuant to section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 29, 2013.

4.11	Form of 3.125% Senior Notes due 2023. Incorporated by reference to Exhibit 4.2 to the Form 8-K dated April 29, 2013.

4.12	Officers’ Certificate dated April 29, 2015, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 2.500% Senior Notes due 2021. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 29, 2015.

4.13	Form of 2.500% Note dated 2021. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated April 29, 2015.

4.14	Officers’ Certificate dated April 29, 2015, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.250% Senior Notes due 2025. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 29, 2015.

4.15	Form of 3.250% Note due 2025. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 29, 2015.

4.16	Officers’ Certificate dated April 21, 2016, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 1.625% Senior Notes due 2019. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 21, 2016.

4.17	Form of 1.625% Senior Notes due 2019. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated April 21, 2016.

4.18	Officers’ Certificate dated April 21, 2016, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2026. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 21, 2016.

4.19	Form of 3.125% Senior Notes due 2026. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 21, 2016.

4.20	Officers’ Certificate dated April 18, 2017, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.750% Senior Notes due 2027. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 18, 2017.

4.21	Form of 3.750% Senior Notes due 2027. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 18, 2017.

*10.1	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended August 26, 2000.

*10.2	AutoZone, Inc. 2003 Director Stock Option Plan. Incorporated by reference to Appendix C to the definitive proxy statement dated November 1, 2002, for the Annual Meeting of Stockholders held December 12, 2002.

*10.3	AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Appendix D to the definitive proxy statement dated November 1, 2002, for the Annual Meeting of Stockholders held December 12, 2002.

*10.4	Third Amendment to the AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 12, 2012.

*10.5	AutoZone, Inc. 2006 Stock Option Plan. Incorporated by reference to Appendix A to the definitive proxy statement dated October 25, 2006, for the Annual Meeting of Stockholders held December 13, 2006.

*10.6	Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended August 25, 2007.

*10.7	Amended and Restated AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated January 4, 2008.

*10.8	Amended and Restated AutoZone, Inc. 2003 Director Stock Option Plan. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K dated January 4, 2008.

*10.9	AutoZone, Inc. Enhanced Severance Pay Plan. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated February 15, 2008.

*10.10	Form of non-compete and non-solicitation agreement for Section 16 executive officers and by AutoZone, Inc. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated February 15, 2008.

*10.11	Form of non-compete and non-solicitation agreement approved by AutoZone’s Compensation Committee for execution by non-executive officers. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K dated February 15, 2008.

*10.12	Agreement dated February 14, 2008, between AutoZone, Inc. and William C. Rhodes, III. Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K dated February 15, 2008.

*10.13	Form of non-compete and non-solicitation agreement for Non-Section 16 officers and by AutoZone, Inc. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2008.

*10.14	AutoZone, Inc. 2010 Executive Incentive Compensation Plan, incorporated by reference to Exhibit A to the definitive proxy statement dated October 26, 2009, for the Annual Meeting of Stockholders held December 16, 2009.

*10.15	AutoZone, Inc. 2011 Equity Incentive Award Plan, incorporated by reference to Exhibit A to the definitive proxy statement dated October 25, 2010, for the Annual Meeting of Stockholders held December 15, 2010.

*10.16	Form of Stock Option Agreement under the 2006 Stock Option Plan, effective September 2010. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.17	Form of Stock Option Agreement under the 2006 Stock Option Plan for certain executive officers, effective September 2010. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.18	Form of Letter Agreement dated as of December 14, 2010, amending certain Stock Option Agreements of executive officers. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.19	AutoZone, Inc. 2011 Director Compensation Program. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.20	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated March 17, 2011.

*10.21	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for officers effective September 27, 2011. Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.22	First Amended and Restated AutoZone, Inc. Enhanced Severance Pay Plan. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated March 17, 2011.

*10.23	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for officers effective September 27, 2011. Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.24	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for certain executive officers effective September 27, 2011. Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.25	Sixth Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.26	Second Amended AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 14, 2011.

*10.27	Offer letter dated April 26, 2012, to Ronald B. Griffin. Incorporated by reference to Exhibit 10.39 of Annual Report on Form 10-K dated October 22, 2012.

*10.28	Offer letter dated February 7, 2013, to Albert Saltiel. Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q dated June 12, 2013.

*10.29	Third Amendment to the AutoZone, Inc. Executive Deferred Compensation Plan incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 12, 2012.

*10.30	Amended and Restated AutoZone, Inc. Executive Deferred Compensation Plan dated December 17, 2013. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated March 25, 2014.

*10.31	AutoZone, Inc. Director Compensation Program effective January 1, 2014. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated March 25, 2014.

*10.32	Amended and Restated AutoZone, Inc. 2011 Equity Incentive Award Plan dated December 16, 2015. Incorporated by reference to Exhibit A to the definitive proxy statement dated October 26, 2015, for the Annual Meeting of Stockholders held December 16, 2015.

10.33	Third Amended and Restated Credit Agreement dated as of November 18, 2016, among AutoZone, Inc., as Borrower, the lenders party thereto and Bank of America, N.A. as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated November 21, 2016.

10.34	364-Day Credit Agreement Dated as of November 18, 2016, among AutoZone, Inc. as Borrower, the lenders party thereto and Wells Fargo Bank National Association as Administrative Agent, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated November 21, 2016.

*10.35	AutoZone, Inc. Sixth Amended and Restated Executive Stock Purchase Plan. Incorporated by reference to Exhibit A to the definitive proxy statement dated October 24, 2016, for the Annual Meeting of Stockholders held December 14, 2016.

10.36	Master Extension, New Commitment and Amendment Agreement dated as of November 18, 2017 among AutoZone, Inc. as Borrower; Bank of America, N.A. as Administrative Agent and Swingline Lender; JPMorgan Chase Bank, N.A. as Syndication Agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Chase Bank, N.A. as Joint Lead Arrangers; Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Chase Bank, N.A., SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, Wells Fargo Securities, LLC and Barclay’s Capital as Joint Book Runners; SunTrust Bank, U.S. Bank National Association, Wells Fargo Bank, National Association and Barclay’s Bank PLC as Documentation Agents; and the several lenders party thereto.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.

(c) Financial Statement Schedules

Schedules are omitted because the information is not required or because the information required is included in the financial statements or notes thereto.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOZONE, INC.

By:	/s/ WILLIAM C. RHODES, III
William C. Rhodes, III
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Dated: October 24, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ WILLIAM C. RHODES, III	Chairman, President and Chief Executive Officer	October 24, 2018
William C. Rhodes, III	(Principal Executive Officer)

/s/ WILLIAM T. GILES	Chief Financial Officer and Executive Vice	October 24, 2018
William T. Giles	President – Finance and Information Technology
(Principal Financial Officer)

/s/ CHARLIE PLEAS, III	Senior Vice President and Controller	October 24, 2018
Charlie Pleas, III	(Principal Accounting Officer)

/s/ DOUGLAS H. BROOKS	Director	October 24, 2018
Douglas H. Brooks

/s/ LINDA A. GOODSPEED	Director	October 24, 2018
Linda A. Goodspeed

/s/ EARL G. GRAVES, JR.	Director	October 24, 2018
Earl G. Graves, Jr.

/s/ ENDERSON GUIMARAES	Director	October 24, 2018
Enderson Guimaraes

/s/ J.R. HYDE, III	Director	October 24, 2018
J.R. Hyde, III

/s/ D. BRYAN JORDAN	Director	October 24, 2018
D. Bryan Jordan

/s/ GALE V. KING	Director	October 24, 2018
Gale V. King

/s/ W. ANDREW MCKENNA	Director	October 24, 2018
W. Andrew McKenna

/s/ GEORGE R. MRKONIC, JR.	Director	October 24, 2018
George R. Mrkonic, Jr.

/s/ LUIS P. NIETO	Director	October 24, 2018
Luis P. Nieto

/s/ JILL A. SOLTAU	Director	October 24, 2018
Jill A. Soltau