Form 10-Q
period 2018-11-17
AUTOZONE INC
filed 2018-12-18
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 17, 2018, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).            Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ Emerging growth company ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value – 25,205,125 shares outstanding as of December 13, 2018.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	November 17, 2018	August 25, 2018

Assets
Current assets:
Cash and cash equivalents	$252,086	$217,824
Accounts receivable	275,194	258,136
Merchandise inventories	4,090,376	3,943,670
Other current assets	196,673	216,239

Total current assets	4,814,329	4,635,869

Property and equipment:
Property and equipment	7,324,008	7,291,623
Less: Accumulated depreciation and amortization	3,095,207	3,073,223

	4,228,801	4,218,400

Goodwill	302,645	302,645
Deferred income taxes	33,118	34,620
Other long-term assets	144,688	155,446

	480,451	492,711

	$9,523,581	$9,346,980

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,455,330	$4,409,372
Accrued expenses and other	637,274	606,894
Income taxes payable	75,568	12,415

Total current liabilities	5,168,172	5,028,681

Long-term debt	5,156,037	5,005,930
Deferred income taxes	288,438	285,204
Other long-term liabilities	569,550	547,520

Commitments and contingencies	–	–

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	–	–
Common stock, par value $.01 per share, authorized 200,000 shares; 27,658 shares issued and 25,216 shares outstanding as of November 17, 2018; 27,530 shares issued and 25,742 shares outstanding as of August 25, 2018	277	275
Additional paid-in capital	1,209,851	1,155,426
Retained deficit	(864,191)	(1,208,824)
Accumulated other comprehensive loss	(276,066)	(235,805)
Treasury stock, at cost	(1,728,487)	(1,231,427)

Total stockholders’ deficit	(1,658,616)	(1,520,355)

	$9,523,581	$9,346,980

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended
(in thousands, except per share data)	November 17, 2018	November 18, 2017

Net sales	$2,641,733	$2,589,131
Cost of sales, including warehouse and delivery expenses	1,224,259	1,223,283

Gross profit	1,417,474	1,365,848
Operating, selling, general and administrative expenses	929,656	897,094

Operating profit	487,818	468,754
Interest expense, net	39,006	38,889

Income before income taxes	448,812	429,865
Income tax expense	97,406	148,862

Net income	$351,406	$281,003

Weighted average shares for basic earnings per share	25,629	27,638
Effect of dilutive stock equivalents	468	458

Weighted average shares for diluted earnings per share	26,097	28,096

Basic earnings per share	$13.71	$10.17

Diluted earnings per share	$13.47	$10.00

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended
(in thousands)	November 17, 2018	November 18, 2017

Net income	$351,406	$281,003
Other comprehensive loss:
Pension liability adjustments, net of taxes(1)	–	1,316
Foreign currency translation adjustments	(40,573)	(43,217)
Unrealized (losses) on marketable debt securities, net of taxes(2)	(77)	(316)
Net derivative activities, net of taxes(3)	389	323

Total other comprehensive loss	(40,261)	(41,894)

Comprehensive income	$311,145	$239,109

(1)	Pension liability adjustments are presented net of taxes of $1,161 in fiscal 2018.
(2)	Unrealized gains on marketable debt securities are presented net of taxes of $20 in fiscal 2019 and $170 in fiscal 2018.
(3)	Net derivative activities are presented net of taxes of $120 in fiscal 2019 and $186 in fiscal 2018.

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twelve Weeks Ended
(in thousands)	November 17, 2018	November 18, 2017

Cash flows from operating activities:
Net income	$351,406	$281,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	82,452	77,986
Amortization of debt origination fees	1,864	1,999
Deferred income taxes	7,420	8,556
Share-based compensation expense	10,527	11,086
Changes in operating assets and liabilities:
Accounts receivable	(16,338)	6,671
Merchandise inventories	(167,454)	(151,396)
Accounts payable and accrued expenses	67,762	185,009
Income taxes payable	63,774	123,292
Other, net	47,769	20,811

Net cash provided by operating activities	449,182	565,017

Cash flows from investing activities:
Capital expenditures	(98,168)	(110,278)
Purchase of marketable debt securities	(7,480)	(61,505)
Proceeds from sale of marketable debt securities	13,116	36,776
Proceeds from disposal of capital assets and other, net	633	354

Net cash used in investing activities	(91,899)	(134,653)

Cash flows from financing activities:
Net proceeds from (payments of) commercial paper	149,378	(99,000)
Net proceeds from sale of common stock	44,671	7,033
Purchase of treasury stock	(497,060)	(352,572)
Payments of capital lease obligations	(12,597)	(18,000)
Other, net	–	(1,165)

Net cash used in financing activities	(315,608)	(463,704)

Effect of exchange rate changes on cash	(7,413)	(2,253)

Net increase (decrease) in cash and cash equivalents	34,262	(35,593)
Cash and cash equivalents at beginning of period	217,824	293,270

Cash and cash equivalents at end of period	$252,086	$257,677

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(in thousands)	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at August 25, 2018	27,530	$275	$1,155,426	$(1,208,824)	$(235,805)	$(1,231,427)	$(1,520,355)
Cumulative effect of adoption of ASU 2014-09				(6,773)			(6,773)

Balance at August 25, 2018, as adjusted	27,530	$275	$1,155,426	$(1,215,597)	$(235,805)	$(1,231,427)	$(1,527,128)
Net income				351,406			351,406
Total other comprehensive loss					(40,261)		(40,261)
Purchase of 654 shares of treasury stock						(497,060)	(497,060)
Issuance of common stock under stock options and stock purchase plans	128	2	44,924				44,926
Share-based compensation expense			9,501				9,501

Balance at November 17, 2018	27,658	$277	$1,209,851	$(864,191)	$(276,066)	$(1,728,487)	$(1,658,616)

Balance at August 26, 2017	28,735	$287	$1,086,671	$(1,642,387)	$(254,557)	$(618,391)	$(1,428,377)
Net income				281,003			281,003
Total other comprehensive income					(41,894)		(41,894)
Purchase of 597 shares of treasury stock						(352,572)	(352,572)
Issuance of common stock under stock options and stock purchase plans	26	1	7,462				7,463
Share-based compensation expense			9,278				9,278

Balance at November 18, 2017	28,761	$288	$1,103,411	$(1,361,384)	$(296,451)	$(970,963)	$(1,525,099)

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and related notes included in the AutoZone, Inc. (“AutoZone” or the “Company”) Annual Report on Form 10-K for the year ended August 25, 2018.

Operating results for the twelve weeks ended November 17, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2019. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter of fiscal 2019 has 17 weeks and fiscal 2018 had 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Recently Adopted Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU, along with subsequent ASUs issued to clarify certain provisions of ASU 2014-09, is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Companies that transition to this new standard may either retrospectively restate each prior reporting period or follow the modified retrospective method, which reflects the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company adopted this standard using the modified retrospective approach with its first quarter ended November 17, 2018. Results for the quarter ended November 17, 2018 were presented under ASU 2014-09, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for the prior periods. The cumulative effect of the adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial condition, results of operations, cash flows, business processes, controls or systems. Refer to “Note L – Revenue Recognition”.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. ASU 2016-16 requires that an entity recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. The guidance must be applied using the modified retrospective approach. The Company adopted this standard with its first quarter ended November 17, 2018 and evaluated the effects from this adoption. The Company determined the provision of ASU 2016-16 did not have an impact on the Company’s consolidated financial statements.

On August 17, 2018, the SEC adopted a final rule that eliminates or amends certain disclosure requirements that were deemed redundant and outdated in light of changes in SEC requirements, U.S. GAAP or changes in technology or the business environment. The rule also requires registrants to include in their interim financial statements a reconciliation of changes in stockholders’ equity in the notes or as a separate statement. The analysis should reconcile the beginning balance to the ending balance of each caption in shareholders’ equity for each period for which an income statement is required to be filed. The final rule became effective November 5, 2018. Beginning in the first quarter of fiscal 2019, we have provided a reconciliation for the quarterly period as well as the comparable prior period in this Form 10-Q. The eliminated or amended disclosures did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires a two-fold approach for lessee accounting, under which a lessee will account for leases as finance leases or operating leases. For all leases with terms greater than 12 months, both lease classifications will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. This guidance also requires certain quantitative and qualitative disclosures about leasing arrangements. The amendment will be effective for the Company at the beginning of its fiscal 2020 year, and early adoption is permitted. As originally issued, this guidance required a modified retrospective approach for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. In July 2018, the FASB issued additional guidance, which allows companies to record the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption, which the Company intends to apply, as an alternative to the modified retrospective approach. The Company intends to elect transition practical expedients under which the Company will not be required to reassess (i) whether expired or existing contracts are or contain leases as defined by the new standard, (ii) the classification of such leases, and (iii) whether previously capitalized initial direct costs would qualify for capitalization under the new standard.

The Company established a cross-functional implementation team to evaluate and identify the impact of ASU 2016-02 on the Company’s financial position, results of operations and cash flows. Based on the preliminary work completed, the Company has concluded its assessment on its leasing arrangements, evaluated the impact of applying the practical expedients and accounting policy elections and is working on implementing software to meet the reporting requirements of this standard. The Company is currently in the process of identifying changes to its business processes and controls to support the adoption of the new standard. The team is continuing to understand the full analysis of the adoption, but is unable to quantify the impact at this time. The Company anticipates the adoption of this new standard to result in a significant increase in lease-related assets and liabilities on the Company’s consolidated balance sheets. The impact on the Company’s Consolidated Statements of Income is currently being evaluated. As the impact of this standard is non-cash in nature, the Company does not anticipate its adoption to have an impact on the Company’s Consolidated Statement of Cash Flows.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 aims to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The amendment will be effective for the Company at the beginning of its fiscal 2020 year, and early adoption is permitted. The Company does not expect the provisions of ASU 2018-07 to have a material impact on its consolidated financial statements.

Note B – Share-Based Payments

AutoZone maintains the Amended 2011 Equity Plan, which provides equity-based compensation to non-employee directors and eligible employees for their service to AutoZone, its subsidiaries or affiliates. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. Share-based payments include stock option grants, restricted stock grants, restricted stock unit grants and the discount on shares sold to employees under share purchase plans. Additionally, directors’ fees are paid in restricted stock units with value equivalent to the value of shares of common stock as of the grant date. The change in fair value of liability-based stock awards is also recognized in share-based compensation expense.

Stock Options:

The Company made stock option grants of 171,293 shares during the twelve week period ended November 17, 2018, and granted options to purchase 282,820 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the twelve week periods ended November 17, 2018 and November 18, 2017, using the Black-Scholes-Merton multiple-option pricing valuation model, was $208.31 and $128.93 per share, respectively, using the following weighted average key assumptions:

	Twelve Weeks Ended
	November 17, 2018	November 18, 2017

Expected price volatility	21%	20%
Risk-free interest rate	3.1%	1.9%
Weighted average expected lives (in years)	5.6	5.1
Forfeiture rate	10%	10%
Dividend yield	0%	0%

During the twelve week period ended November 17, 2018, 129,559 stock options were exercised at a weighted average exercise price of $359.94. In the comparable prior year period, 24,761 stock options were exercised at a weighted average exercise price of $284.04.

Restricted Stock Units

The Company made restricted stock unit grants of 10,474 shares to eligible employees during the twelve week period ended November 17, 2018 and none in the comparable prior year period. The fair value of the restricted stock unit grants is the closing price of the Company’s common stock on the grant date and the grants vest ratably on an annual basis over a four-year service period. Restricted stock unit awards are payable in shares of common stock on the vesting date. Compensation expense for grants of employee restricted stock units is recognized on a straight-line basis over the four-year service period, less estimated forfeitures, which are consistent with stock option grant forfeiture assumptions.

The weighted average fair value per restricted stock unit granted was $772.80. As of November 17, 2018, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $7.0 million, before income taxes, which we expect to recognize over an estimated weighted average period of 4.0 years. None of the restricted stock units vested as of November 17, 2018.

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $10.5 million for the twelve week period ended November 17, 2018, and $11.1 million for the comparable prior year period.

For the twelve week period ended November 17, 2018, 427,407 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 802,195 anti-dilutive shares were excluded from the dilutive earnings per share computation.

See AutoZone’s Annual Report on Form 10-K for the year ended August 25, 2018, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s Amended and Restated 2011 Equity Incentive Award Plan, the 2011 Director Compensation Program and the 2014 Director Compensation Plan.

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	November 17, 2018
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$53,889	$3,308	$–	$57,197
Other long-term assets	57,214	14,531	–	71,745

	$111,103	$17,839	$–	$128,942

	August 25, 2018
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$55,711	$3,733	$–	$59,444
Other long-term assets	58,973	16,259	–	75,232

	$114,684	$19,992	$–	$134,676

At November 17, 2018, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheets consisted of short-term marketable debt securities of $57.2 million, which are included within Other current assets, and long-term marketable debt securities of $71.7 million, which are included in Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable debt securities, by asset class, are described in “Note D – Marketable Debt Securities.”

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain non-financial assets and liabilities are required to be measured at fair value on a non-recurring basis in certain circumstances, including in the event of impairment. These non-financial assets and liabilities could include assets and liabilities acquired in an acquisition as well as goodwill, intangible assets and property, plant and equipment that are determined to be impaired. As of November 17, 2018 and August 25, 2018, the Company did not have any other significant non-financial assets or liabilities that had been measured at fair value on a non-recurring basis subsequent to initial recognition.

Financial Instruments not Recognized at Fair Value

The Company has financial instruments, including cash and cash equivalents, accounts receivable, other current assets and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short maturities. A discussion of the carrying values and fair values of the Company’s debt is included in “Note G – Financing.”

Note D – Marketable Debt Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable debt securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable debt securities consisted of the following:

	November 17, 2018
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$46,378	$–	$(751)	$45,627
Government bonds	30,376	4	(219)	30,161
Mortgage-backed securities	2,902	–	(81)	2,821
Asset-backed securities and other	50,484	–	(151)	50,333

	$130,140	$4	$(1,202)	$128,942

	August 25, 2018
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$50,306	$–	$(684)	$49,622
Government bonds	28,777	–	(173)	28,604
Mortgage-backed securities	3,248	–	(90)	3,158
Asset-backed securities and other	53,445	–	(153)	53,292

	$135,776	$–	$(1,100)	$134,676

The debt securities held at November 17, 2018, had effective maturities ranging from less than one year to approximately three years. The Company did not realize any material gains or losses on its marketable debt securities during the twelve week period ended November 17, 2018.

The Company holds 111 securities that are in an unrealized loss position of approximately $1.2 million at November 17, 2018. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.

Included above in total marketable debt securities are $85.9 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note E – Derivative Financial Instruments

At November 17, 2018, the Company had $7.3 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives, which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week period ended November 17, 2018 and the comparable prior year period, the Company reclassified $509 thousand of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $2.2 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note F – Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method for domestic inventories and the weighted average cost method for Mexico and Brazil inventories. Due to price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is not to write up inventory in excess of replacement cost, which is based on average cost. The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $458.4 million at November 17, 2018 and $452.4 million at August 25, 2018.

Note G – Financing

The Company’s long-term debt consisted of the following:

(in thousands)	November 17, 2018	August 25, 2018

1.625% Senior Notes due April 2019, effective interest rate of 1.77%	$250,000	$250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
2.500% Senior Notes due April 2021, effective interest rate of 2.62%	250,000	250,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate of 3.83%	600,000	600,000
Commercial paper, weighted average interest rate of 2.55% and 2.29% at November 17, 2018 and August 25, 2018, respectively	1,474,678	1,325,300

Total debt before discounts and debt issuance costs	5,174,678	5,025,300
Less: Discounts and debt issuance costs	18,641	19,370

Long-term debt	$5,156,037	$5,005,930

As of November 17, 2018, the commercial paper borrowings and the $250 million 1.625% Senior Notes due April 2019 are classified as long-term in the accompanying Consolidated Balance Sheets as the Company has the ability and intent to refinance them on a long-term basis through available capacity in its revolving credit facilities. As of November 17, 2018, the Company had $1.997 billion of availability under its $2.0 billion revolving credit facility, which would allow it to replace these short-term obligations with long-term financing facilities.

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

Under the Revolving Credit Agreement, the Company may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the Revolving Credit Agreement, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt ratings. Interest accrues on base rate loans as defined in the Revolving Credit Agreement. As of November 17, 2018, the Company had $3.3 million of outstanding letters of credit under the Revolving Credit Agreement.

The fair value of the Company’s debt was estimated at $5.065 billion as of November 17, 2018, and $4.948 billion as of August 25, 2018, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the the carrying value of debt by $90.6 million at November 17, 2018, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts. At August 25, 2018, the fair value was less than the carrying value of debt by $57.5 million.

All senior notes are subject to an interest rate adjustment if the debt ratings assigned to the senior notes are downgraded (as defined in the agreements). Further, the senior notes contain a provision that repayment of the senior notes may be accelerated if the Company experiences a change in control (as defined in the agreements). The Company’s borrowings under its senior notes contain minimal covenants, primarily restrictions on liens. Under its revolving credit facilities, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under its borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs. As of November 17, 2018, the Company was in compliance with all covenants and expect to remain in compliance with all covenants under its borrowing arrangements.

Note H – Stock Repurchase Program

From January 1, 1998 to November 17, 2018, the Company has repurchased a total of 145.3 million shares of its common stock at an aggregate cost of $19.915 billion, including 654,070 shares of its common stock at an aggregate cost of $497.1 million during the twelve week period ended November 17, 2018. On September 26, 2018, the Board voted to increase the authorization by $1.25 billion. This raised the total value of shares authorized to be repurchased to $20.9 billion. Considering the cumulative repurchases as of November 17, 2018, the Company had $984.6 million remaining under the Board’s authorization to repurchase its common stock.

Subsequent to November 17, 2018, the Company has repurchased 97,113 shares of its common stock at an aggregate cost of $79.8 million.

Note I – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss for the twelve week periods ended November 17, 2018 and November 18, 2017 consisted of the following:

(in thousands)	Pension Liability(6)	Foreign Currency and Other(3)	Net Unrealized Gain (Loss) on Securities		Derivatives	Total

Balance at August 25, 2018	$–	$(228,899)	$(873)		$(6,033)	$(235,805)
Other comprehensive loss before reclassifications(1)	–	(40,573)	(77)		–	(40,650)
Amounts reclassified from Accumulated other comprehensive loss(1)	–	–	–		389 (5)	389

Balance at November 17, 2018	$–	$(269,472)	$(950)		$(5,644)	$(276,066)

(in thousands)	Pension Liability	Foreign Currency and Other(3)	Net Unrealized Gain (Loss) on Securities		Derivatives	Total

Balance at August 26, 2017	$(72,376)	$(175,814)	$(11)		$(6,356)	$(254,557)
Other comprehensive loss before reclassifications(1)	–	(43,217)	(314)		–	(43,531)
Amounts reclassified from Accumulated other comprehensive loss(1)	1,316 (2)	–	(2	)(4)	323 (5)	1,637

Balance at November 18, 2017	$(71,060)	$(219,031)	$(327)		$(6,033)	$(296,451)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)

Represents amortization of pension liability adjustments, net of taxes of $1,161 in fiscal 2018, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income.

(3)

Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

(4)

Represents realized losses on marketable debt securities, net of taxes of $1 in fiscal 2018, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Debt Securities” for further discussion.

(5)

Represents losses on derivatives, net of taxes of $120 in fiscal 2019 and $186 in fiscal 2018, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

(6)

On December 19, 2017, the Board of Directors approved a resolution to terminate both of the Company’s pension plans, effective March 15, 2018. During the fourth quarter of 2018, the Company completed the termination and no longer has any remaining defined pension benefit obligation.

Note J – Goodwill and Intangibles

As of November 17, 2018, there were no changes to the carrying amount of goodwill as described in our Annual Report on Form 10-K for the year ended August 25, 2018.

The carrying amounts of intangible assets are included in Other long-term assets as follows:

(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Technology	3-5 years	$870	$(870)	$–
Customer relationships	3-10 years	29,376	(20,549)	8,827

		$30,246	$(21,419)	8,827

Total intangible assets other than goodwill				$8,827

Amortization expense of intangible assets for the twelve week periods ended November 17, 2018 and November 18, 2017 was $1.0 million and $1.4 million, respectively.

Note K – Litigation

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

Note L – Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers using the modified retrospective method beginning with our first quarter ending November 17, 2018. The cumulative effect of initially applying ASU 2014-09 resulted in an increase to the opening retained deficit balance of $6.8 million, net of taxes at August 26, 2018, and a related adjustment to accounts receivable, other current assets, other long-term assets, other current liabilities and deferred income taxes as of that date. Revenue for periods prior to August 26, 2018 were not adjusted and continue to be reported under the accounting standards in effect for the prior periods.

The Company’s primary source of revenue is derived from the sale of automotive aftermarket parts and merchandise to its retail and commercial customers. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, in an amount representing the consideration the Company expects to receive in exchange for selling products to its customers. Sales are recorded net of variable consideration in the period incurred, including discounts, sales incentives and rebates, sales taxes and estimated sales returns. Sales returns are based on historical return rates. The Company may enter into contracts that include multiple combinations of products and services, which are accounted for as separate performance obligations and do not require significant judgment.

The Company’s performance obligations are typically satisfied when the customer takes possession of the merchandise. Revenue from retail customers is recognized when the customer leaves our store with the purchased products, typically at the point of sale or for E-commerce orders when the product is shipped. Revenue from commercial customers is recognized upon delivery, typically same-day. Payment from retail customers is at the point of sale and payment terms for commercial customers are based on the Company’s pre-established credit requirements and generally range from 1 to 30 days. Discounts, sales incentives and rebates are treated as separate performance obligations, and revenue allocated to these performance obligations is recognized as the obligations to the customer are satisfied. Additionally, the Company estimates and records gift card breakage as redemptions occur. The Company offers diagnostic and repair information software used in the automotive repair industry through ALLDATA. This revenue is recognized as services are provided. Revenue from these services are recognized over the life of the contract.

The Company or the vendors supplying its products provides the Company’s customers limited warranties on certain products that range from 30 days to lifetime. In most cases, the Company’s vendors are primarily responsible for warranty claims. Warranty costs for merchandise sold under warranty not covered by vendors are estimated and recorded at the time of sale based on the historical return rate for each individual product line. Differences between vendor allowances received, in lieu of warranty obligations and estimated warranty expense for the vendor’s products, are recorded as an adjustment to cost of sales.

There were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of November 17, 2018. Revenue related to unfulfilled performance obligations as of November 17, 2018 is not significant. Refer to “Note M – Segment Reporting” in the Condensed Consolidated Financial Statements for additional information related to revenue recognized during the period.

Note M – Segment Reporting

The Company’s operating segments (Domestic Auto Parts, Mexico and Brazil; and IMC through April 4, 2018) are aggregated as one reportable segment: Auto Parts Locations. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in Note A in its Annual Report on Form 10-K for the year ended August 25, 2018.

The Auto Parts Locations segment is a retailer and distributor of automotive parts and accessories through the Company’s 6,218 stores in the United States, Puerto Rico, Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

The Other category reflects business activities of three operating segments that are not separately reportable due to the materiality of these operating segments. The operating segments include ALLDATA, which produces, sells and maintains diagnostic and repair information software used in the automotive repair industry; sales through www.autozone.com that are not fulfilled by an AutoZone store; and AutoAnything, which includes direct sales to customers through www.autoanything.com, prior to the Company’s sale of substantially all of AutoAnything’s assets on February 26, 2018.

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended
(in thousands)	November 17, 2018	November 18, 2017

Net Sales
Auto Parts Locations	$2,593,440	$2,510,128
Other	48,293	79,003

Total	$2,641,733	$2,589,131

Segment Profit
Auto Parts Locations	$1,383,564	$1,322,444
Other	33,910	43,404

Gross profit	1,417,474	1,365,848
Operating, selling, general and administrative expenses	(929,656)	(897,094)
Interest expense, net	(39,006)	(38,889)

Income before income taxes	$448,812	$429,865

Note N – Income Taxes

The Company’s effective income tax rate on pretax income for the twelve weeks ended November 17, 2018, was 21.7% compared to 34.6% for the prior year period. The decrease in the tax rate was primarily due to the reduction in the Company’s Federal statutory tax rate from 35% to 21% upon enactment of Tax Reform, which resulted in a tax benefit of $52.6 million in addition to $9.0 million excess tax benefits from option exercises versus the prior year period.

The Company’s effective tax rate for the twelve weeks ended November 17, 2018 of 21.7% was slightly higher than the U.S. statutory federal rate of 21% primarily due to state income taxes offset by $11.2 million of tax benefits associated with stock option accounting, compared to $2.2 million in the prior year period.

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

For the twelve weeks ended November 17, 2018, the Company has not recorded additional provisional adjustments in the Condensed Consolidated Financial Statements. During the preceding year ended August 25, 2018, the Company was able to determine a reasonable estimate for the mandatory one-time transition tax as an increase to tax expense of $25.8 million, and for the re-measurement of its net U.S. federal deferred tax liability at the lower rate, a reduction to tax expense of $157.3 million. Additional provisions from Tax Reform are effective for FY19 and while immaterial, the Company’s analysis of these items is incomplete at this time. The Company will complete the accounting for these items during the measurement period, which will end during the Company’s twenty-four week period ending February 9, 2019.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. (the Company) as of November 17, 2018, the related condensed consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for the twelve week periods ended November 17, 2018 and November 18, 2017, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of August 25, 2018, the related consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated October 24, 2018, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 25, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP

Memphis, Tennessee

December 17, 2018

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis (“MD&A”), we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following MD&A discussion should be read in conjunction with our Condensed Consolidated Financial Statements, related notes to those statements and other financial information, including forward-looking statements and other risk factors, that appear elsewhere in this Quarterly Report, and our Annual Report on Form 10-K for the year ended August 25, 2018.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy”, “seek”, “may”, “could” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand; energy prices; weather; competition; credit market conditions; access to available and feasible financing; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; war and the prospect of war, including terrorist activity; inflation; the ability to hire and retain qualified employees; construction delays; the compromising of confidentiality, availability, or integrity of information, including cyber attacks; and raw material costs of suppliers. Certain of these risks are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of our Annual Report on Form 10-K for the year ended August 25, 2018, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance, and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in “Risk Factors” could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results.

Overview

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at November 17, 2018, operated 5,631 stores in the United States, including Puerto Rico; 567 stores in Mexico; and 20 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At November 17, 2018, in 4,766 of our domestic stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in stores in Mexico and Brazil. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve weeks ended November 17, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2019. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter of fiscal 2019 has 17 weeks and fiscal 2018 had 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales were up 2.0% for the quarter driven by new domestic AutoZone stores and an increase in domestic commercial sales, partially offset by the sale of two businesses in the prior year. Earnings per share increased 34.7% for the quarter and benefitted from a lower effective tax rate, primarily due to Tax Reform.

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

During the first quarter of fiscal 2019, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 85% of total sales, which is consistent to the comparable prior year period, with failure related categories continuing to be our largest set of categories. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by severe or unusual weather over a short-term period. Over the long-term, we believe the impact of the weather on our sales mix is not significant.

The two statistics we believe have the most positive correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a positive correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. The average age of the United States light vehicle fleet continues to trend in our industry’s favor. According to the latest data provided by the Auto Care Association as of January 1, 2018, for the 7th consecutive year, the average age of vehicles on the road has exceeded 11 years. Since the beginning of 2018 and through September 2018 (latest publicly available information), miles driven have been essentially flat.

Twelve Weeks Ended November 17, 2018

Compared with Twelve Weeks Ended November 18, 2017

Net sales for the twelve weeks ended November 17, 2018 increased $52.6 million to $2.642 billion, or 2.0%, over net sales of $2.589 billion for the comparable prior year period. Total auto parts sales increased by 3.3%, primarily driven by net sales of $53.8 million from new domestic AutoZone stores and an increase in domestic same store sales of 2.7%. These increases in net sales were partially offset by the sale of two businesses in the prior year. Domestic commercial sales increased $55.7 million, or 11.3%, over the comparable prior year period.

Gross profit for the twelve weeks ended November 17, 2018 was $1.417 billion, or 53.7% of net sales, compared with $1.366 billion, or 52.8% of net sales, during the comparable prior year period. The increase in gross margin was primarily attributable to the impact of the sale of two businesses completed in the prior year (65 bps) and higher merchandise margins.

Operating, selling, general and administrative expenses for the twelve weeks ended November 17, 2018 were $929.7 million, or 35.2% of net sales, compared with $897.1 million, or 34.6% of net sales, during the comparable prior year period. Operating expenses, as a percentage of sales, were higher than last year with deleverage primarily driven by domestic store payroll (56 bps).

Net interest expense for the twelve weeks ended November 17, 2018 was $39.0 million compared with $38.9 million during the comparable prior year period. The increase was primarily due to a slight increase in borrowing levels over the comparable prior year period. Average borrowings for the twelve weeks ended November 17, 2018 were $4.972 billion, compared with $4.946 billion for the comparable prior year period. Weighted average borrowing rates were 3.1% for each of the twelve week periods ended November 17, 2018 and November 18, 2017.

Our effective income tax rate was 21.7% of pretax income for the twelve weeks ended November 17, 2018 and 34.6% for the comparable prior year period. The decrease in the tax rate was primarily due to Tax Reform and additional excess tax benefit from option exercises (see “Note N – Income Taxes” in the Notes to the Condensed Consolidated Financial Statements).

Net income for the twelve week period ended November 17, 2018 increased by $70.4 million to $351.4 million due to the factors set forth above, and diluted earnings per share increased by 34.7% to $13.47 from $10.00 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.73.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the twelve weeks ended November 17, 2018, our net cash flows from operating activities provided $449.2 million as compared with $565.0 million provided during the comparable prior year period. The decrease is primarily due to the timing of accrued payments.

Our net cash flows used in investing activities for the twelve weeks ended November 17, 2018 was $91.9 million as compared with $134.7 million in the comparable prior year period. Capital expenditures for the twelve weeks ended November 17, 2018 were $98.2 million compared to $110.3 million for the comparable prior year period. The decrease is primarily driven by the reduction of capital expenditures related to the construction of a new distribution center in fiscal 2018. During the twelve week period ended November 17, 2018, we opened 16 net new stores. In the comparable prior year period, we opened 20 net new stores. Investing cash flows were impacted by our wholly owned captive, which purchased $7.5 million and sold $13.1 million in marketable debt securities during the twelve weeks ended November 17, 2018. During the comparable prior year period, the captive purchased $61.5 million in marketable debt securities and sold $36.8 million in marketable debt securities.

Our net cash flows used in financing activities for the twelve weeks ended November 17, 2018 were $315.6 million compared to $463.7 million in the comparable prior year period. For the twelve week period ended November 17, 2018, our commercial paper activity resulted in $149.4 million in net proceeds from commercial paper, as compared to $99.0 million of net repayments of commercial paper in the comparable prior year period. For the twelve weeks ended November 17, 2018, proceeds from the sale of common stock and exercises of stock options provided $44.7 million. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $7.0 million.

During fiscal 2019, we expect to increase the investment in our business as compared to fiscal 2018. Our investments continue to be directed primarily to new stores, supply chain infrastructure, enhancements to existing stores and investments in technology. The amount of our investments in our new stores is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States, Mexico or Brazil, or located in urban or rural areas.

In addition to the building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate. Extended payment terms from our vendors have allowed us to continue our high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 108.9% at November 17, 2018, compared to 107.8% at November 18, 2017. The increase was primarily due to the impact of the sale of one of the businesses sold during the prior year.

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

For the trailing four quarters ended November 17, 2018, our adjusted after-tax return on invested capital (“ROIC”) was 33.7% as compared to 29.6% for the comparable prior year period. We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Debt Facilities

We entered into a Master Extension, New Commitment and Amendment Agreement dated as of November 18, 2017 (the “Extension Amendment”) to the Third Amended and Restated Credit Agreement dated as of November 18, 2016, as amended, modified, extended or restated from time to time (the “Revolving Credit Agreement”). Under the Extension Amendment: (i) our borrowing capacity under the Revolving Credit Agreement was increased from $1.6 billion to $2.0 billion; (ii) our option to increase the borrowing capacity under the Revolving Credit Agreement was “refreshed” and the amount of such option remained at $400 million; the maximum borrowing under the Revolving Credit Agreement may, at our option, subject to lenders approval, be increased from $2.0 billion to $2.4 billion; (iii) the termination date of the Revolving Credit Agreement was extended from November 18, 2021 until November 18, 2022; and (iv) we have the option to make one additional written request of the lenders to extend the termination date then in effect for an additional year. Under the Revolving Credit Agreement, we may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the Revolving Credit Agreement, depending upon our senior, unsecured, (non-credit enhanced) long-term debt ratings. Interest accrues on base rate loans as defined in the Revolving Credit Agreement. As of November 17, 2018, we had $3.3 million of outstanding letters of credit under the Revolving Credit Agreement.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $75 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of November 17, 2018, we had $75.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2019.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $23.3 million in letters of credit outstanding as of November 17, 2018. These letters of credit have various maturity dates and were issued on an uncommitted basis.

All senior notes are subject to an interest rate adjustment if the debt ratings assigned to the senior notes are downgraded (as defined in the agreements). Further, the senior notes contain a provision that repayment of the senior notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our senior notes contain minimal covenants, primarily restrictions on liens. Under our revolving credit facilities, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs. As of November 17, 2018, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

As of November 17, 2018, the $1.475 billion of commercial paper borrowings and the $250 million 1.625% Senior Notes due April 2019 were classified as long-term in the Consolidated Balance Sheets as we had the ability and intent to refinance them on a long-term basis through available capacity in our revolving credit facilities. As of November 17, 2018, we had $1.997 billion of availability under our $2.0 billion revolving credit facilities, which would allow us to replace these short-term obligations with long-term financing facilities.

Our adjusted debt to earnings before impairment before tax, pension termination charges before tax, interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.5:1 as of November 17, 2018, and was 2.5:1 as of November 18, 2017. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate adjusted EBITDAR by adding impairment before tax, pension termination charges before tax, interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. To the extent EBITDAR continues to grow in future years, we expect our debt levels to increase; conversely, if EBITDAR declines, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

From January 1, 1998 to November 17, 2018, we have repurchased a total of 145.3 million shares of our common stock at an aggregate cost of $19.915 billion, including 654,070 shares of our common stock at an aggregate cost of $497.1 million during the twelve week period ended November 17, 2018. On September 26, 2018, the Board voted to increase the authorization by $1.25 billion. This raised the total value of shares authorized to be repurchased to $20.9 billion. Considering cumulative repurchases as of November 17, 2018, we had $984.6 million remaining under the Board’s authorization to repurchase our common stock.

Subsequent to November 17, 2018, we have repurchased 97,113 shares of our common stock at an aggregate cost of $79.8 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at November 17, 2018, was $101.6 million, compared with $106.8 million at August 25, 2018, and our total surety bonds commitment at November 17, 2018, was $27.6 million, compared with $23.6 million at August 25, 2018.

Financial Commitments

As of November 17, 2018, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 25, 2018.

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

Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented non-GAAP financial measures, as we believe they provide additional information that is useful to investors. Furthermore, our management and the Compensation Committee of the Board use the above mentioned non-GAAP financial measures to analyze and compare our underlying operating results and to determine payments of performance-based compensation. We have included a reconciliation of this information to the most comparable GAAP measures in the following reconciliation tables.

Reconciliation of Non-GAAP Financial Measure: Adjusted After-Tax ROIC

The following tables calculate the percentages of adjusted ROIC for the trailing four quarters ended November 17, 2018 and November 18, 2017.

	A	B	A-B=C	D	C+D

(in thousands, except percentage)	Fiscal Year Ended August 25, 2018	Twelve Weeks Ended November 18, 2017	Forty Weeks Ended August 25, 2018	Twelve Weeks Ended November 17, 2018	Trailing Four Quarters Ended November 17, 2018
Net income	$1,337,536	$281,003	$1,056,533	$351,406	$1,407,939
Adjustments:
Impairment before tax	193,162	–	193,162	–	193,162
Pension termination charges before tax	130,263	–	130,263	–	130,263
Interest expense	174,527	38,889	135,638	39,006	174,644
Rent expense	315,580	69,655	245,925	71,216	317,141
Tax effect(1)	(211,806)	(36,362)	(175,444)	(25,773)	(201,217)
Deferred tax liabilities, net of repatriation tax	(132,113)	–	(132,113)	–	(132,113)

Adjusted after-tax return	$1,807,149	$353,185	$1,453,964	$435,855	$1,889,819

Average debt(2)					$5,028,638
Average deficit(3)					(1,479,244)
Rent x 6(4)					1,902,846
Average capital lease obligations(5)					157,763

Invested capital					$5,610,003

Adjusted after-tax ROIC					33.7%

	A	B	A-B=C	D	C+D

(in thousands, except percentage)	Fiscal Year Ended August 26, 2017	Twelve Weeks Ended November 19, 2016	Forty Weeks Ended August 26, 2017	Twelve Weeks Ended November 18, 2017	Trailing Four Quarters Ended November 18, 2017
Net income	$1,280,869	$278,125	$1,002,744	$281,003	$1,283,747
Adjustments:
Interest expense	154,580	33,306	121,274	38,889	160,163
Rent expense	302,928	66,981	235,947	69,655	305,602
Tax effect(1)	(153,265)	(34,900)	(118,365)	(36,362)	(154,727)

After-tax return	$1,585,112	$343,512	$1,241,600	$353,185	$1,594,785

Average debt(2)					$5,073,275
Average deficit(3)					(1,678,071)
Rent x 6(4)					1,833,612
Average capital lease obligations(5)					152,517

Invested capital					$5,381,333

ROIC					29.6%

(1)

Effective tax rate over trailing four quarters ended November 17, 2018 is 24.2% for impairment, 28.1% for pension termination and 23.4% for interest and rent expense. Effective tax rate over trailing four quarters ended November 18, 2017 was 33.5%.

(2)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(3)	Average equity is equal to the average of our stockholders’ deficit measured as of the previous five quarters.
(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(5)	Average capital lease obligations are equal to the average of our capital lease obligations measured as of the previous five quarters.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended November 17, 2018 and November 18, 2017.

	A	B	A-B=C	D	C+D

(in thousands, except ratio)	Fiscal Year Ended August 25, 2018	Twelve Weeks Ended November 18, 2017	Forty Weeks Ended August 25, 2018	Twelve Weeks Ended November 17, 2018	Trailing Four Quarters Ended November 17, 2018
Net income	$1,337,536	$281,003	$1,056,533	$351,406	$1,407,939
Add: Impairment before tax	193,162	–	193,162	–	193,162
Pension termination charges before tax	130,263	–	130,263	–	130,263
Interest expense	174,527	38,889	135,638	39,006	174,644
Income tax expense	298,793	148,862	149,931	97,406	247,337

Adjusted EBIT	2,134,281	468,754	1,665,527	487,818	2,153,345
Add: Depreciation expense	345,084	77,986	267,098	82,452	349,550
Rent expense	315,580	69,655	245,925	71,216	317,141
Share-based expense	43,674	11,086	32,588	10,527	43,115

Adjusted EBITDAR	$2,838,619	$627,481	$2,211,138	$652,013	$2,863,151

Debt					$5,156,037
Capital lease obligations					158,284
Rent x 6(1)					1,902,846

Adjusted debt					$7,217,167

Adjusted debt to EBITDAR					2.5

	A	B	A-B=C	D	C+D

(in thousands, except ratio)	Fiscal Year Ended August 26, 2017	Twelve Weeks Ended November 19, 2016	Forty Weeks Ended August 26, 2017	Twelve Weeks Ended November 18, 2017	Trailing Four Quarters Ended November 18, 2017
Net income	$1,280,869	$278,125	$1,002,744	$281,003	$1,283,747
Add: Interest expense	154,580	33,306	121,274	38,889	160,163
Income tax expense	644,620	147,471	497,149	148,862	646,011

EBIT	2,080,069	458,902	1,621,167	468,754	2,089,921
Add: Depreciation expense	323,051	71,812	251,239	77,986	329,225
Rent expense	302,928	66,981	235,947	69,655	305,602
Share-based expense	38,244	9,787	28,457	11,086	39,543

EBITDAR	$2,744,292	$607,482	$2,136,810	$627,481	$2,764,291

Debt					$4,982,984
Capital lease obligations					159,540
Rent x 6(1)					1,833,612

Adjusted debt					$6,976,136

Adjusted debt to EBITDAR					2.5

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.

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

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 25, 2018. Our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended August  25, 2018.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

At November 17, 2018, the only material change to our instruments and positions that are sensitive to market risk since the disclosures in our 2018 Annual Report to Stockholders was the $149.4 million net increase in commercial paper.

The fair value of our debt was estimated at $5.065 billion as of November 17, 2018 and $4.948 billion as of August 25, 2018, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value was less than the carrying value of debt by $90.6 million at November 17, 2018 and less than the carrying value by $57.5 million at August 25, 2018. We had $1.475 billion of variable rate debt outstanding at November 17, 2018 and $1.325 billion of variable rate debt outstanding at August 25, 2018. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $14.7 million in fiscal 2019. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $3.681 billion, net of unamortized debt issuance costs of $18.6 million at November 17, 2018 and $3.681 billion, net of unamortized debt issuance costs of $19.4 million at August 25, 2018. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $146.0 million at November 17, 2018.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 17, 2018, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 17, 2018.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 17, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 25, 2018.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended November 17, 2018 were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
August 26, 2018 to September 22, 2018	–	$–	–	$231,688,900
September 23, 2018 to October 20, 2018	278,514	766.20	278,514	1,268,290,630
October 21, 2018 to November 17, 2018	375,556	755.31	375,556	984,628,814

Total	654,070	$759.95	654,070	$984,628,814

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended on September 26, 2018 to increase the repurchase authorization by $1.25 billion. This brings the total value of shares to be repurchased to $20.9 billion. All of the above repurchases were part of this program. Subsequent to November 17, 2018, we have repurchased 97,113 shares of our common stock at an aggregate cost of $79.8 million.

Item 3.        Defaults Upon Senior Securities

Not applicable.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

Not applicable.

Item 6.        Exhibits

The following exhibits are being filed herewith:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Seventh Amended and Restated By-Laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 19, 2018.

*10.1	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Amended and Restated AutoZone, Inc. 2011 Equity Incentive Award Plan.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.

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

Dated: December 17, 2018