Form 10-Q
period 2019-02-09
AUTOZONE INC
filed 2019-03-15
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 9, 2019, or

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

Common Stock, $.01 Par Value – 24,887,568 shares outstanding as of March 8, 2019.

PART I. FINANCIAL INFORMATION

Item 1.             Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	February 9, 2019	August 25, 2018

Assets
Current assets:
Cash and cash equivalents	$195,665	$217,824
Accounts receivable	298,319	258,136
Merchandise inventories	4,305,469	3,943,670
Other current assets	197,619	216,239

Total current assets	4,997,072	4,635,869

Property and equipment:
Property and equipment	7,436,916	7,291,623
Less: Accumulated depreciation and amortization	(3,166,993)	(3,073,223)

	4,269,923	4,218,400

Goodwill	302,645	302,645
Deferred income taxes	34,844	34,620
Other long-term assets	140,611	155,446

	478,100	492,711

	$9,745,095	$9,346,980

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,669,568	$4,409,372
Accrued expenses and other	613,158	606,894
Income taxes payable	51,577	12,415

Total current liabilities	5,334,303	5,028,681

Long-term debt	5,111,201	5,005,930
Deferred income taxes	290,626	285,204
Other long-term liabilities	603,327	547,520

Commitments and contingencies	–	–

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	–	–
Common stock, par value $.01 per share, authorized 200,000 shares; 25,259 shares issued and 24,958 shares outstanding as of February 9, 2019; 27,530 shares issued and 25,742 shares outstanding as of August 25, 2018	253	275
Additional paid-in capital	1,163,831	1,155,426
Retained deficit	(2,276,525)	(1,208,824)
Accumulated other comprehensive loss	(235,837)	(235,805)
Treasury stock, at cost	(246,084)	(1,231,427)

Total stockholders’ deficit	(1,594,362)	(1,520,355)

	$9,745,095	$9,346,980

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands, except per share data)	February 9, 2019	February 10, 2018	February 9, 2019	February 10, 2018

Net sales	$2,450,568	$2,413,026	$5,092,302	$5,002,156
Cost of sales, including warehouse and delivery expenses	1,125,461	1,135,980	2,349,721	2,359,263

Gross profit	1,325,107	1,277,046	2,742,581	2,642,893
Operating, selling, general and administrative expenses	925,087	1,071,948	1,854,742	1,969,041

Operating profit	400,020	205,098	887,839	673,852
Interest expense, net	41,362	39,340	80,369	78,229

Income before income taxes	358,658	165,758	807,470	595,623
Income taxes	64,020	(123,772)	161,426	25,090

Net income	$294,638	$289,530	$646,044	$570,533

Weighted average shares for basic earnings per share	25,166	27,355	25,397	27,496
Effect of dilutive stock equivalents	477	527	473	493

Weighted average shares for diluted earnings per share	25,643	27,882	25,870	27,989

Basic earnings per share	$11.71	$10.58	$25.44	$20.75

Diluted earnings per share	$11.49	$10.38	$24.97	$20.38

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 9, 2019	February 10, 2018	February 9, 2019	February 10, 2018

Net income	$294,638	$289,530	$646,044	$570,533
Other comprehensive income (loss):
Pension liability adjustments, net of taxes(1)	–	2,361	–	3,677
Foreign currency translation adjustments	39,332	7,507	(1,241)	(35,710)
Unrealized gains (losses) on marketable debt securities, net of taxes(2)	508	(258)	431	(574)
Net derivative activities, net of taxes(3)	389	457	778	780

Total other comprehensive income (loss)	40,229	10,067	(32)	(31,827)

Comprehensive income	$334,867	$299,597	$646,012	$538,706

(1)	Pension liability adjustments are presented net of taxes of $117 in fiscal 2018 for the twelve weeks ended and $1,278 for the twenty-four weeks ended.
(2)

Unrealized gains on marketable debt securities are presented net of taxes of $135 in 2019 and $139 in fiscal 2018 for the twelve weeks ended and $115 in 2019 and $309 in fiscal 2018 for the twenty-four weeks ended.

(3)

Net derivative activities are presented net of taxes of $120 in fiscal 2019 and $52 in fiscal 2018 for the twelve weeks ended and $240 for fiscal 2019 and $237 in fiscal 2018 for the twenty-four weeks ended.

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Four Weeks Ended
(in thousands)	February 9, 2019	February 10, 2018

Cash flows from operating activities:
Net income	$646,044	$570,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	166,230	157,337
Amortization of debt origination fees	3,668	3,927
Deferred income taxes	7,211	(150,613)
Share-based compensation expense	21,558	23,764
Asset impairments	–	193,162
Changes in operating assets and liabilities:
Accounts receivable	(38,338)	(3,139)
Merchandise inventories	(364,392)	(269,210)
Accounts payable and accrued expenses	256,969	211,902
Income taxes payable	31,701	(6,967)
Other, net	86,418	21,647

Net cash provided by operating activities	817,069	752,343

Cash flows from investing activities:
Capital expenditures	(195,832)	(214,747)
Purchase of marketable debt securities	(21,054)	(80,828)
Proceeds from sale of marketable debt securities	34,531	63,102
Proceeds from disposal of capital assets and other, net	6,152	1,866

Net cash used in investing activities	(176,203)	(230,607)

Cash flows from financing activities:
Net proceeds (payments) of commercial paper	103,500	(39,600)
Net proceeds from sale of common stock	107,578	65,244
Purchase of treasury stock	(847,097)	(527,454)
Payments of capital lease obligations	(25,529)	(21,247)
Other, net	–	(1,250)

Net cash used in financing activities	(661,548)	(524,307)

Effect of exchange rate changes on cash	(1,477)	(2,177)

Net (decrease) in cash and cash equivalents	(22,159)	(4,748)
Cash and cash equivalents at beginning of period	217,824	293,270

Cash and cash equivalents at end of period	$195,665	$288,522

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Twelve Weeks Ended
(in thousands)	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at November 17, 2018	27,658	$277	$1,209,851	$(864,191)	$(276,066)	$(1,728,487)	$(1,658,616)
Net income				294,638			294,638
Total other comprehensive income					40,229		40,229
Retirement of treasury shares	(2,563)	(26)	(125,442)	(1,706,972)		1,832,440	–
Purchase of 422 shares of treasury stock						(350,037)	(350,037)
Issuance of common stock under stock options and stock purchase plans	164	2	69,018				69,020
Share-based compensation expense			10,404				10,404

Balance at February 9, 2019	25,259	$253	$1,163,831	$(2,276,525)	$(235,837)	$(246,084)	$(1,594,362)

Balance at November 18, 2017	28,761	$288	$1,103,411	$(1,361,384)	$(296,451)	$(970,963)	$(1,525,099)
Net income				289,530			289,530
Total other comprehensive income					10,067		10,067
Retirement of treasury shares	(1,512)	(15)	(60,498)	(918,463)		978,976	–
Purchase of 227 shares of treasury stock						(174,882)	(174,882)
Issuance of common stock under stock options and stock purchase plans	216	2	58,647				58,649
Share-based compensation expense			11,188				11,188

Balance at February 10, 2018	27,465	$275	$1,112,748	$(1,990,317)	$(286,384)	$(166,869)	$(1,330,547)

	Twenty-Four Weeks Ended
(in thousands)	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at August 25, 2018	27,530	$275	$1,155,426	$(1,208,824)	$(235,805)	$(1,231,427)	$(1,520,355)
Cumulative effect of adoption of ASU 2014-09				(6,773)			(6,773)

Balance at August 25, 2018, as adjusted	27,530	$275	$1,155,426	$(1,215,597)	$(235,805)	$(1,231,427)	$(1,527,128)
Net income				646,044			646,044
Total other comprehensive loss					(32)		(32)
Retirement of treasury shares	(2,563)	(26)	(125,442)	(1,706,972)		1,832,440	–
Purchase of 1,076 shares of treasury stock						(847,097)	(847,097)
Issuance of common stock under stock options and stock purchase plans	292	4	113,942				113,946
Share-based compensation expense			19,905				19,905

Balance at February 9, 2019	25,259	$253	$1,163,831	$(2,276,525)	$(235,837)	$(246,084)	$(1,594,362)

Balance at August 26, 2017	28,735	$287	$1,086,671	$(1,642,387)	$(254,557)	$(618,391)	$(1,428,377)
Net income				570,533			570,533
Total other comprehensive loss					(31,827)		(31,827)
Retirement of treasury shares	(1,512)	(15)	(60,498)	(918,463)		978,976	–
Purchase of 825 shares of treasury stock						(527,454)	(527,454)
Issuance of common stock under stock options and stock purchase plans	242	3	66,109				66,112
Share-based compensation expense			20,466				20,466

Balance at February 10, 2018	27,465	$275	$1,112,748	$(1,990,317)	$(286,384)	$(166,869)	$(1,330,547)

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

Operating results for the twelve and twenty-four weeks ended February 9, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2019. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter of fiscal 2019 has 17 weeks and fiscal 2018 had 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Recently Adopted Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU, along with subsequent ASUs issued to clarify certain provisions of ASU 2014-09, is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Companies that transition to this new standard may either retrospectively restate each prior reporting period or follow the modified retrospective method, which reflects the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company adopted this standard using the modified retrospective approach with its first quarter ended November 17, 2018. Results for the twelve and twenty-four weeks ended February 9, 2019 were presented under ASU 2014-09, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for the prior periods. The cumulative effect of the adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial condition, results of operations, cash flows, business processes, controls or systems. Refer to “Note M – Revenue Recognition.”

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

On August 17, 2018, the SEC adopted a final rule that eliminates or amends certain disclosure requirements that were deemed redundant and outdated in light of changes in SEC requirements, U.S. GAAP or changes in technology or the business environment. The rule also requires registrants to include in their interim financial statements a reconciliation of changes in stockholders’ equity in the notes or as a separate statement. The analysis should reconcile the beginning balance to the ending balance of each caption in shareholders’ equity for each period for which an income statement is required to be filed. The final rule became effective November 5, 2018. The Company has provided a reconciliation for the quarterly period as well as the comparable prior period in its Form 10-Q beginning with its first quarter ended November 17, 2018. The eliminated or amended disclosures did not have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.

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

The Company established a cross-functional implementation team to evaluate and identify the impact of ASU 2016-02 on the Company’s consolidated financial position, results of operations and cash flows. Based on the preliminary work completed, the Company has concluded its assessment on its leasing arrangements, evaluated the impact of applying the practical expedients and accounting policy elections and has implemented software to meet the reporting requirements of this standard. The Company is currently in the process of identifying changes to its business processes and controls to support the adoption of the new standard. The team is continuing to understand the full analysis of the adoption, but is unable to quantify the impact at this time. The Company anticipates the adoption of this new standard to result in a significant increase in lease-related assets and liabilities on the Company’s Consolidated Balance Sheets. The impact on the Company’s Consolidated Statements of Income is currently being evaluated. As the impact of this standard is non-cash in nature, the Company does not anticipate its adoption to have an impact on the Company’s Consolidated Statement of Cash Flows.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows and financial condition.

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

Stock Options:

The Company made stock option grants of 172,588 shares during the twenty-four week period ended February 9, 2019, and granted options to purchase 283,290 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the twenty-four week periods ended February 9, 2019 and February 10, 2018, using the Black-Scholes-Merton multiple-option pricing valuation model, was $208.33 and $128.99 per share, respectively, using the following weighted average key assumptions:

	Twenty-Four Weeks Ended
	February 9, 2019	February 10, 2018

Expected price volatility	21%	20%
Risk-free interest rate	3.0%	1.9%
Weighted average expected lives (in years)	5.6	5.1
Forfeiture rate	10%	10%
Dividend yield	0%	0%

During the twenty-four week period ended February 9, 2019, 283,210 stock options were exercised at a weighted average exercise price of $390.26. In the comparable prior year period, 234,114 stock options were exercised at a weighted average exercise price of $278.69.

Restricted Stock Units:

The Company made restricted stock unit grants of 10,474 shares to eligible employees during the twenty-four week period ended February 9, 2019 and none in the comparable prior year period. The fair value of the restricted stock unit grants is the closing price of the Company’s common stock on the grant date and the grants vest ratably on an annual basis over a four-year service period. Restricted stock unit awards are payable in shares of common stock on the vesting date. Compensation expense for grants of employee restricted stock units is recognized on a straight-line basis over the four-year service period, less estimated forfeitures, which are consistent with stock option grant forfeiture assumptions.

The weighted average fair value per restricted stock unit granted was $772.80. As of February 9, 2019, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $6.6 million, before income taxes, which we expect to recognize over an estimated weighted average period of 4.0 years. None of the restricted stock units were vested as of February 9, 2019.

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $11.0 million for the twelve week period ended February 9, 2019, and $12.7 million for the comparable prior year period. Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $21.6 million for the twenty-four week period ended February 9, 2019, and $23.8 million for the comparable prior year period.

For the twelve week period ended February 9, 2019, 170,069 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 609,435 anti-dilutive shares were excluded from the dilutive earnings per share computation. There were 188,999 anti-dilutive shares excluded from the diluted earnings per share computation for the twenty-four week period ended February 9, 2019, and 844,912 anti-dilutive shares excluded for the comparable prior year period.

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	February 9, 2019
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$49,939	$1,622	$–	$51,561
Other long-term assets	57,158	13,025	–	70,183

	$107,097	$14,647	$–	$121,744

	August 25, 2018
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$55,711	$3,733	$–	$59,444
Other long-term assets	58,973	16,259	–	75,232

	$114,684	$19,992	$–	$134,676

At February 9, 2019, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheets consisted of short-term marketable debt securities of $51.6 million, which are included within Other current assets, and long-term marketable debt securities of $70.2 million, which are included in Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable debt securities, by asset class, are described in “Note D – Marketable Debt Securities.”

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

Note D – Marketable Debt Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable debt securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable debt securities consisted of the following:

	February 9, 2019
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$42,817	$–	$(412)	$42,405
Government bonds	38,670	97	(95)	38,672
Mortgage-backed securities	2,635	–	(60)	2,575
Asset-backed securities and other	38,177	–	(85)	38,092

	$122,299	$97	$(652)	$121,744

	August 25, 2018
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$50,306	$–	$(684)	$49,622
Government bonds	28,777	–	(173)	28,604
Mortgage-backed securities	3,248	–	(90)	3,158
Asset-backed securities and other	53,445	–	(153)	53,292

	$135,776	$–	$(1,100)	$134,676

The debt securities held at February 9, 2019, had effective maturities ranging from less than one year to approximately three years. The Company did not realize any material gains or losses on its marketable debt securities during the twenty-four week period ended February 9, 2019.

The Company holds 98 securities that are in an unrealized loss position of approximately $652 thousand at February 9, 2019. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.

Included above in total marketable debt securities are $86.8 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note E – Derivative Financial Instruments

At February 9, 2019, the Company had $6.8 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives, which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week period ended February 9, 2019 and the comparable prior year period, the Company reclassified $509 thousand of net losses from Accumulated other comprehensive loss to Interest expense. During the twenty-four week period ended February 9, 2019 and the comparable prior year period, the Company reclassified $1.0 million of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $2.2 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note F – Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method for domestic inventories and the weighted average cost method for Mexico and Brazil inventories. Due to price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is not to write up inventory in excess of replacement cost, which is based on average cost. The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $443.8 million at February 9, 2019 and $452.4 million at August 25, 2018.

Note G – Financing

The Company’s long-term debt consisted of the following:

(in thousands)	February 9, 2019	August 25, 2018

1.625% Senior Notes due April 2019, effective interest rate of 1.77%	$250,000	$250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
2.500% Senior Notes due April 2021, effective interest rate of 2.62%	250,000	250,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate of 3.83%	600,000	600,000
Commercial paper, weighted average interest rate of 2.89% and 2.29% at February 9, 2019 and August 25, 2018, respectively	1,428,800	1,325,300

Total debt before discounts and debt issuance costs	5,128,800	5,025,300
Less: Discounts and debt issuance costs	17,599	19,370

Long-term debt	$5,111,201	$5,005,930

As of February 9, 2019, the commercial paper borrowings and the $250 million 1.625% Senior Notes due April 2019 are classified as long-term in the accompanying Consolidated Balance Sheets as the Company has the ability and intent to refinance them on a long-term basis through available capacity in its revolving credit facility. As of February 9, 2019, the Company had $1.997 billion of availability under its $2.0 billion revolving credit facility, which would allow it to replace these short-term obligations with long-term financing facilities.

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

Under the Revolving Credit Agreement, the Company may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the Revolving Credit Agreement, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt ratings. Interest accrues on base rate loans as defined in the Revolving Credit Agreement. As of February 9, 2019, the Company had $3.3 million of outstanding letters of credit under the Revolving Credit Agreement.

The fair value of the Company’s debt was estimated at $5.090 billion as of February 9, 2019, and $4.948 billion as of August 25, 2018, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the the carrying value of debt by $21.7 million at February 9, 2019, and $57.5 million at August 25, 2018, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts.

All senior notes are subject to an interest rate adjustment if the debt ratings assigned to the senior notes are downgraded (as defined in the agreements). Further, the senior notes contain a provision that repayment of the senior notes may be accelerated if the Company experiences a change in control (as defined in the agreements). The Company’s borrowings under its senior notes contain minimal covenants, primarily restrictions on liens. Under its revolving credit facilities, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under its borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs. As of February 9, 2019, the Company was in compliance with all covenants and expect to remain in compliance with all covenants under its borrowing arrangements.

Note H – Stock Repurchase Program

From January 1, 1998 to February 9, 2019, the Company has repurchased a total of 145.8 million shares of its common stock at an aggregate cost of $20.265 billion, including 1.1 million shares of its common stock at an aggregate cost of $847.1 million during the twenty-four week period ended February 9, 2019. On September 26, 2018, the Board voted to increase the authorization by $1.25 billion. This raised the total value of shares authorized to be repurchased to $20.9 billion. Considering the cumulative repurchases as of February 9, 2019, the Company had $634.6 million remaining under the Board’s authorization to repurchase its common stock.

During the twenty-four week period ended February 9, 2019, the Company retired 2.6 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1.707 billion and decreased Additional paid-in capital by $125.4 million. During the comparable prior year period, the Company retired 1.5 million shares of treasury stock, which increased Retained deficit by $918.5 million and decreased Additional paid-in capital by $60.5 million.

Subsequent to February 9, 2019, the Company has repurchased 154,261 shares of its common stock at an aggregate cost of $140.0 million.

Note I – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale securities. Changes in Accumulated other comprehensive loss for the twelve week periods ended February 9, 2019 and February 10, 2018 consisted of the following:

(in thousands)	Pension Liability(6)	Foreign Currency and Other(3)	Net Unrealized Gain (Loss) on Securities		Derivatives	Total

Balance at November 17, 2018	$–	$(269,472)	$(950)		$(5,644)	$(276,066)
Other comprehensive loss before reclassifications(1)	–	39,332	507		–	39,839
Amounts reclassified from Accumulated other comprehensive loss(1)	–	–	1		389 (5)	390

Balance at February 9, 2019	$–	$(230,140)	$(442)		$(5,255)	$(235,837)

(in thousands)	Pension Liability	Foreign Currency and Other(3)	Net Unrealized Gain (Loss) on Securities		Derivatives	Total

Balance at November 18, 2017	$(71,060)	$(219,031)	$(327)		$(6,033)	$(296,451)
Other comprehensive income (loss) before reclassifications(1)	–	7,507	(224)		–	7,283
Amounts reclassified from Accumulated other comprehensive loss(1)	2,361 (2)	–	(34	)(4)	457 (5)	2,784

Balance at February 10, 2018	$(68,699)	$(211,524)	$(585)		$(5,576)	$(286,384)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)

Represents amortization of pension liability adjustments, net of taxes of $117 for the twelve weeks ended February 10, 2018, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income.

(3)

Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

(4)

Represents realized losses on marketable debt securities, net of taxes of $16 for the twelve weeks ended February 10, 2018, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Debt Securities” for further discussion.

(5)

Represents gains on derivatives, net of taxes of $120 for the twelve weeks ended February 9, 2019 and $52 for the twelve weeks ended February 10, 2018, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

(6)

On December 19, 2017, the Board of Directors approved a resolution to terminate both of the Company’s pension plans, effective March 15, 2018. During the fourth quarter of 2018, the Company completed the termination and no longer has any remaining defined pension benefit obligation.

Changes in Accumulated other comprehensive loss for the twenty-four week periods ended February 9, 2019 and February 10, 2018 consisted of the following:

(in thousands)	Pension Liability(6)	Foreign Currency and Other(3)	Net Unrealized Gain (Loss) on Securities		Derivatives	Total

Balance at August 25, 2018	$–	$(228,899)	$(873)		$(6,033)	$(235,805)
Other comprehensive loss before reclassifications(1)	–	(1,241)	430		–	(811)
Amounts reclassified from Accumulated other comprehensive loss(1)	–	–	1		778 (5)	779

Balance at February 9, 2019	$–	$(230,140)	$(442)		$(5,255)	$(235,837)

(in thousands)	Pension Liability	Foreign Currency and Other(3)	Net Unrealized Gain (Loss) on Securities		Derivatives	Total

Balance at August 26, 2017	$(72,376)	$(175,814)	$(11)		$(6,356)	$(254,557)
Other comprehensive loss before reclassifications(1)	–	(35,710)	(538)		–	(36,248)
Amounts reclassified from Accumulated other comprehensive loss(1)	3,677 (2)	–	(36	)(4)	780 (5)	4,421

Balance at February 10, 2018	$(68,699)	$(211,524)	$(585)		$(5,576)	$(286,384)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)

Represents amortization of pension liability adjustments, net of taxes of $1,278 for the twenty-four weeks ended February 10, 2018, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income.

(3)

Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

(4)

Represents realized losses on marketable debt securities, net of taxes of $18 for the twenty-four weeks ended February 10, 2018, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Debt Securities” for further discussion.

(5)

Represents gains on derivatives, net of taxes of $240 for the twenty-four weeks ended February 9, 2019 and $237 for the twenty-four weeks ended February 10, 2018, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

(6)

On December 19, 2017, the Board of Directors approved a resolution to terminate both of the Company’s pension plans, effective March 15, 2018. During the fourth quarter of 2018, the Company completed the termination and no longer has any remaining defined pension benefit obligation.

Note J – Goodwill and Intangibles

As of February 9, 2019, there were no changes to the carrying amount of goodwill as described in our Annual Report on Form 10-K for the year ended August 25, 2018.

The carrying amounts of intangible assets are included in Other long-term assets as follows:

(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Technology	3-5 years	$870	$(870)	$–
Customer relationships	3-10 years	29,376	(21,512)	7,864

		$30,246	$(22,382)	7,864

Total intangible assets other than goodwill				$7,864

Amortization expense of intangible assets for the twelve and twenty-four week periods ended February 9, 2019 was $1.0 million and $1.9 million, respectively. Amortization expense of intangible assets for the twelve and twenty-four week periods ended February 10, 2018 was $1.4 million and $2.8 million, respectively.

Note K – Asset Impairments

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

The impairment charge for the IMC business, which was reflected as a component of Auto Parts Locations in the Company’s segment reporting, included $48.3 million related to inventory, $24.1 million related to goodwill, $18.0 million related to property and equipment, and $3.2 million related to other intangible assets. The impairment charge for AutoAnything, which was reflected as a component of the Other category in the Company’s segment reporting, included $65.2 million related to goodwill and $34.4 million related to other intangible assets. The Company recorded these impairment charges within Operating, selling, general and administrative expenses in its Condensed Consolidated Statements of Income for the quarter ended February 10, 2018.

The carrying value for the assets and liabilities remaining after these impairment charges totaled $97.4 million and $59.0 million as of February 10, 2018 and was included in the Company’s Condensed Consolidated Balance Sheet at that date. The major classes of assets and liabilities included in those amounts consisted of accounts receivable of $22.2 million, merchandise inventories of $64.6 million and accounts payable of $47.7 million as of February 10, 2018.

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

Note M – Revenue Recognition

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

There were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of February 9, 2019. Revenue related to unfulfilled performance obligations as of February 9, 2019 is not significant. Refer to “Note N – Segment Reporting” for additional information related to revenue recognized during the period.

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

The Auto Parts Locations segment is a retailer and distributor of automotive parts and accessories through the Company’s 6,241 stores in the United States, Puerto Rico, Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 9, 2019	February 10, 2018	February 9, 2019	February 10, 2018

Net Sales
Auto Parts Locations	$2,402,833	$2,331,572	$4,996,273	$4,841,700
Other	47,735	81,454	96,029	160,456

Total	$2,450,568	$2,413,026	$5,092,302	$5,002,156

Segment Profit
Auto Parts Locations	$1,291,186	$1,233,008	$2,674,751	$2,555,452
Other	33,921	44,038	67,830	87,441

Gross profit	1,325,107	1,277,046	2,742,581	2,642,893
Operating, selling, general and administrative expenses	(925,087)	(1,071,948)	(1,854,742)	(1,969,041)
Interest expense, net	(41,362)	(39,340)	(80,369)	(78,229)

Income before income taxes	$358,658	$165,758	$807,470	$595,623

Note O – Income Taxes

The Company’s effective income tax rate was 17.8% of pretax income for the twelve weeks ended February 9, 2019. The effective tax rate was lower than the U.S. statutory federal rate primarily due to $14.0 million of tax benefits associated with stock option exercises and $8.8 million of provisional tax benefits (discussed in further detail below) associated with Staff Accounting Bulletin No. 118 (“SAB 118”). The Company’s effective income tax rate was (74.7%) of pretax income for the twelve weeks ended February 10, 2018, primarily due to a $111.9 million provisional tax benefit resulting from the enactment of the Tax Cuts and Jobs Act (“Tax Reform”); $32.1 million of tax benefits from stock option exercises; a $35.3 million benefit from the previously reported first quarter tax expense due to the reduction of the US statutory tax rate from 35% to approximately 25.9%; and a second quarter tax benefit of $24.2 million due to the reduction of the US statutory rate from 35% to approximately 25.9%.

The Company’s effective income tax rate on pretax income for the twenty-four weeks ended February 9, 2019, was 20.0% and 4.2% for the comparable prior year period. The increase in the tax rate was primarily due to the one-time benefits recognized in the prior period related to the re-measurement of the Company’s U.S. federal deferred tax liability at the lower rate upon enactment of Tax Reform, net of tax expense related to the mandatory one-time transition tax, which resulted in a net tax benefit of $111.9 million. The tax impact of stock option exercises was $25.2 million for the twenty-four weeks ended February 9, 2019 and $26.8 million for the comparable prior period.

The SEC staff issued SAB 118 to address the application of GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of Tax Reform. To the extent that a company’s accounting for certain income tax effects of Tax Reform is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of Tax Reform. The ultimate impact may differ from provisional amounts recorded, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, and additional regulatory guidance that may be issued. The accounting for these items has been completed within one year from the enactment date of Tax Reform and recognized within the consolidated financial statements.

For the twelve weeks ended February 9, 2019, the Company recorded $8.8 million of provisional benefit adjustments, a reduction to tax expense, in the Condensed Consolidated Financial Statements primarily related to the mandatory one-time transition tax and re-measurement of the U.S. federal deferred tax liability. During the preceding year ended August 25, 2018, the Company recorded provisional estimates for the mandatory one-time transition tax as an increase in tax expense of $25.8 million and for the re-measurement of our net U.S. federal deferred tax liability at the lower rate, a reduction to tax expense of $157.3 million. Additional provisions from Tax Reform are effective for fiscal 2019, and the Company’s analysis has concluded the recognition of these provisions will not have a material impact on the Company’s consolidated financial statements.

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. (the Company) as of February 9, 2019, the related condensed consolidated statements of income, comprehensive income and stockholders’ deficit for the twelve and twenty-four week periods ended February 9, 2019 and February 10, 2018, the condensed consolidated statements of cash flows for the twenty-four week periods ended February 9, 2019 and February 10, 2018, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

March 15, 2019

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

Overview

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at February 9, 2019, operated 5,651 stores in the United States, including Puerto Rico; 568 stores in Mexico; and 22 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At February 9, 2019, in 4,788 of our domestic stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in stores in Mexico and Brazil. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve and twenty-four weeks ended February 9, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2019. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter of fiscal 2019 has 17 weeks and fiscal 2018 had 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales were up 1.6% for the quarter driven by an increase in domestic same store sales (sales from stores open at least one year) of 2.6% and new domestic AutoZone stores, partially offset by the sale of two businesses in the prior year. Net income for the quarter increased 1.8% over the same period last year to $294.6 million, while diluted earnings per share increased 10.7% to $11.49 per share from $10.38 per share in the comparable prior year period. Net income and diluted earnings per share benefited from Tax Reform in both years from a lower effective tax rate, and last year also benefited from the revaluation of deferred taxes, which were offset by last year’s after-tax impact from impairment charges related to the sale of two businesses.

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

During the second quarter of fiscal 2019, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 85% of total sales, which is consistent to the comparable prior year period, with failure related categories continuing to be our largest set of categories. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by severe or unusual weather over a short-term period. Over the long-term, we believe the impact of the weather on our sales mix is not significant.

The two statistics we believe have the most positive correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a positive correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. The average age of the United States light vehicle fleet continues to trend in our industry’s favor. According to the latest data provided by the Auto Care Association as of January 1, 2018, for the seventh consecutive year, the average age of vehicles on the road has exceeded 11 years. Since the beginning of 2018 and through November 2018 (latest publicly available information), miles driven have been essentially flat.

Twelve Weeks Ended February 9, 2019

Compared with Twelve Weeks Ended February 10, 2018

Net sales for the twelve weeks ended February 9, 2019 increased $37.5 million to $2.451 billion, or 1.6%, over net sales of $2.413 billion for the comparable prior year period. The increase in net sales was partially offset by the sale of two businesses in the prior year. Total auto parts sales increased by 3.1%, primarily driven by an increase in domestic same store sales of 2.6% and net sales of $50.1 million from new domestic AutoZone stores, partially offset by the impact of the sale of a business completed in the prior year. Domestic commercial sales increased $58.7 million, or 12.9%, over the comparable prior year period.

Gross profit for the twelve weeks ended February 9, 2019 was $1.325 billion, or 54.1% of net sales, compared with $1.277 billion, or 52.9% of net sales, during the comparable prior year period. The increase in gross margin was attributable to the impact of the sale of two businesses completed in the prior year (71 bps) and higher merchandise margins.

Operating, selling, general and administrative expenses for the twelve weeks ended February 9, 2019 were $925.1 million, or 37.7% of net sales, compared with $1.072 billion, or 44.4% of net sales which included impairment charges of approximately $193.2 million, during the comparable prior year period. Leverage was primarily driven by the impairment related to the sale of two businesses in the prior year (800 bps), partially offset by increased domestic store payroll (89 bps) and technology-related investments (23 bps).

Net interest expense for the twelve weeks ended February 9, 2019 was $41.4 million compared with $39.3 million during the comparable prior year period. The increase was primarily due to an increase in average borrowing levels over the comparable prior year period. Average borrowings for the twelve weeks ended February 9, 2019 were $5.119 billion, compared with $5.033 billion for the comparable prior year period. Weighted average borrowing rates were 3.1% for each of the twelve week periods ended February 9, 2019 and February 10, 2018.

Our effective income tax rate was 17.8% of pretax income for the twelve weeks ended February 9, 2019, and (74.7%) for the comparable prior year period. The increase in the tax rate was primarily due to the one-time tax reductions recognized in the prior year period upon the enactment of Tax Reform and additional tax benefits from option exercises recognized in the prior period versus the twelve weeks ended February 9, 2019 (see “Note O – Income Taxes” in the Notes to the Condensed Consolidated Financial Statements).

Net income for the twelve week period ended February 9, 2019 increased by $5.1 million to $294.6 million due to the factors set forth above, and diluted earnings per share increased by 10.7% to $11.49 from $10.38 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.65.

Twenty-Four Weeks Ended February 9, 2019

Compared with Twenty-Four Weeks Ended February 10, 2018

Net sales for the twenty-four weeks ended February 9, 2019 increased $90.1 million to $5.092 billion, or 1.8%, over net sales of $5.002 billion for the comparable prior year period. The increase in net sales was partially offset by the sale of two businesses in the prior year. Total auto parts sales increased by 3.2%, primarily driven by an increase in domestic same store sales of 2.7% and net sales of $103.9 million from new domestic AutoZone stores, partially offset by impact of the sale of a business completed in the prior year. Domestic commercial sales increased $114.3 million, or 12.1%, over the comparable prior year period.

Gross profit for the twenty-four weeks ended February 9, 2019 was $2.743 billion, or 53.9% of net sales, compared with $2.643 billion, or 52.8% of net sales, during the comparable prior year period. The increase in gross margin was primarily attributable to the impact of the sale of two businesses completed in the prior year (68 bps) and higher merchandise margins.

Operating, selling, general and administrative expenses for the twenty-four weeks ended February 9, 2019 were $1.855 billion, or 36.4% of net sales, compared with $1.969 billion, or 39.4% of net sales which included impairment charges of approximately $193.2 million, during the comparable prior year period. Leverage was primarily driven by the impairment related to the sale of two businesses in the prior year (386 bps), partially offset by increased domestic store payroll (73 bps) and technology-related investments (23 bps).

Net interest expense for the twenty-four weeks ended February 9, 2019 was $80.4 million compared with $78.2 million during the comparable prior year period. The increase was primarily due to an increase in average borrowing levels over the comparable prior year period. Average borrowings for the twenty-four weeks ended February 9, 2019 were $5.045 billion, compared with $4.990 billion for the comparable prior year period. Weighted average borrowing rates were 3.1% for each of the twenty-four week periods ended February 9, 2019 and February 10, 2018.

Our effective income tax rate was 20.0% of pretax income for the twenty-four weeks ended February 9, 2019, and 4.2% for the comparable prior year period. The increase in the tax rate was primarily due to the one-time tax reductions recognized in the prior year period upon the enactment of Tax Reform (see “Note O – Income Taxes” in the Notes to the Condensed Consolidated Financial Statements).

Net income for the twenty-four week period ended February 9, 2019 increased by $75.5 million to $646.0 million due to the factors set forth above, and diluted earnings per share increased by 22.5% to $24.97 from $20.38 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $1.33.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the twenty-four weeks ended February 9, 2019, our net cash flows from operating activities provided $817.1 million as compared with $752.3 million provided during the comparable prior year period. The increase is primarily due to increased earnings and the timing of accrued payments.

Our net cash flows used in investing activities for the twenty-four weeks ended February 9, 2019 were $176.2 million as compared with $230.6 million in the comparable prior year period. Capital expenditures for the twenty-four weeks ended February 9, 2019 were $195.8 million compared to $214.7 million for the comparable prior year period. The decrease is primarily driven by the reduction of capital expenditures related to the construction of a new distribution center in fiscal 2018 and the timing of store openings in fiscal 2019 as compared to the comparable prior year period. During the twenty-four week period ended February 9, 2019, we opened 39 net new stores. In the comparable prior year period, we opened 59 net new stores. Investing cash flows were impacted by our wholly owned captive, which purchased $21.1 million and sold $34.5 million in marketable debt securities during the twenty-four weeks ended February 9, 2019. During the comparable prior year period, the captive purchased $80.8 million in marketable debt securities and sold $63.1 million in marketable debt securities.

Our net cash flows used in financing activities for the twenty-four weeks ended February 9, 2019 were $661.5 million compared to $524.3 million in the comparable prior year period. For the twenty-four week period ended February 9, 2019, our commercial paper activity resulted in $103.5 million in net proceeds from commercial paper, as compared to $39.6 million of net repayments of commercial paper in the comparable prior year period. Stock repurchases were $847.1 million in the current twenty-four week period as compared with $527.5 million in the comparable prior year period. For the twenty-four weeks ended February 9, 2019, proceeds from the sale of common stock and exercises of stock options provided $107.6 million. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $65.2 million.

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

In addition to the building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, thereby reducing or eliminating the working capital required, resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate. Extended payment terms from our vendors have allowed us to continue our high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 108.5% at February 9, 2019, compared to 106.9% at February 10, 2018. The increase was primarily due to more favorable vendor terms and the impact of the sale of one of the businesses sold during the prior year.

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

For the trailing four quarters ended February 9, 2019, our adjusted after-tax return on invested capital (“ROIC”) was 33.5% as compared to 30.2% for the comparable prior year period. We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Debt Facilities

We entered into a Master Extension, New Commitment and Amendment Agreement dated as of November 18, 2017 (the “Extension Amendment”) to the Third Amended and Restated Credit Agreement dated as of November 18, 2016, as amended, modified, extended or restated from time to time (the “Revolving Credit Agreement”). Under the Extension Amendment: (i) our borrowing capacity under the Revolving Credit Agreement was increased from $1.6 billion to $2.0 billion; (ii) our option to increase the borrowing capacity under the Revolving Credit Agreement was “refreshed” and the amount of such option remained at $400 million; the maximum borrowing under the Revolving Credit Agreement may, at our option, subject to lenders approval, be increased from $2.0 billion to $2.4 billion; (iii) the termination date of the Revolving Credit Agreement was extended from November 18, 2021 until November 18, 2022; and (iv) we have the option to make one additional written request of the lenders to extend the termination date then in effect for an additional year. Under the Revolving Credit Agreement, we may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the Revolving Credit Agreement, depending upon our senior, unsecured, (non-credit enhanced) long-term debt ratings. Interest accrues on base rate loans as defined in the Revolving Credit Agreement. As of February 9, 2019, we had $3.3 million of outstanding letters of credit under the Revolving Credit Agreement.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $75 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of February 9, 2019, we had $75.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2019.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $23.3 million in letters of credit outstanding as of February 9, 2019. These letters of credit have various maturity dates and were issued on an uncommitted basis.

All senior notes are subject to an interest rate adjustment if the debt ratings assigned to the senior notes are downgraded (as defined in the agreements). Further, the senior notes contain a provision that repayment of the senior notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our senior notes contain minimal covenants, primarily restrictions on liens. Under our revolving credit facilities, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs. As of February 9, 2019, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

As of February 9, 2019, the $1.429 billion of commercial paper borrowings and the $250 million 1.625% Senior Notes due April 2019 were classified as long-term in the Consolidated Balance Sheets as we had the ability and intent to refinance them on a long-term basis through available capacity in our revolving credit facility. As of February 9, 2019, we had $1.997 billion of availability under our $2.0 billion revolving credit facility, which would allow us to replace these short-term obligations with long-term financing facilities.

Our adjusted debt to earnings before impairment before tax, pension termination charges before tax, interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.5:1 as of February 9, 2019 and February 10, 2018. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate adjusted EBITDAR by adding impairment before tax, pension termination charges before tax, interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. To the extent EBITDAR continues to grow in future years, we expect our debt levels to increase; conversely, if EBITDAR declines, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

From January 1, 1998 to February 9, 2019, we have repurchased a total of 145.8 million shares of our common stock at an aggregate cost of $20.265 billion, including 1.1 million shares of our common stock at an aggregate cost of $847.1 million during the twenty-four week period ended February 9, 2019. On September 26, 2018, the Board voted to increase the authorization by $1.25 billion. This raised the total value of shares authorized to be repurchased to $20.9 billion. Considering cumulative repurchases as of February 9, 2019, we had $634.6 million remaining under the Board’s authorization to repurchase our common stock.

Subsequent to February 9, 2019, we have repurchased 154,261 shares of our common stock at an aggregate cost of $140.0 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at February 9, 2019, was $101.6 million, compared with $106.8 million at August 25, 2018, and our total surety bonds commitment at February 9, 2019, was $27.4 million, compared with $23.6 million at August 25, 2018.

Financial Commitments

As of February 9, 2019, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 25, 2018.

Reconciliation of Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain financial measures not derived in accordance with GAAP. These non-GAAP financial measures provide additional information for determining our optimal capital structure and are used to assist management in evaluating performance and in making appropriate business decisions to maximize stockholders’ value.

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

Reconciliation of Non-GAAP Financial Measure: Adjusted After-Tax ROIC

The following tables calculate the percentages of adjusted ROIC for the trailing four quarters ended February 9, 2019 and February 10, 2018.

	A	B	A-B=C	D	C+D

(in thousands, except percentage)	Fiscal Year Ended August 25, 2018	Twenty-Four Weeks Ended February 10, 2018	Twenty-Eight Weeks Ended August 25, 2018	Twenty-Four Weeks Ended February 9, 2019	Trailing Four Quarters Ended February 9, 2019
Net income	$1,337,536	$570,533	$767,003	$646,044	$1,413,047
Adjustments:
Impairment before tax impact	193,162	193,162	–	–	–
Pension termination charges before tax impact	130,263	–	130,263	–	130,263
Interest expense	174,527	78,229	96,298	80,369	176,667
Rent expense	315,580	142,712	172,868	144,360	317,228
Tax effect(1)	(211,806)	(112,656)	(99,150)	(52,861)	(152,011)
Deferred tax liabilities, net of repatriation tax	(132,113)	(136,679)	4,566	(6,340)	(1,774)

Adjusted after-tax return	$1,807,149	$735,301	$1,071,848	$811,572	$1,883,420

Average debt(2)					$5,054,281
Average deficit(3)					(1,493,097)
Rent x 6(4)					1,903,368
Average capital lease obligations(5)					156,840

Invested capital					$5,621,392

Adjusted after-tax ROIC					33.5%

	A	B	A-B=C	D	C+D

(in thousands, except percentage)	Fiscal Year Ended August 26, 2017	Twenty-Four Weeks Ended February 11, 2017	Twenty-Eight Weeks Ended August 26, 2017	Twenty-Four Weeks Ended February 10, 2018	Trailing Four Quarters Ended February 10, 2018
Net income	$1,280,869	$515,270	$765,599	$570,533	$1,336,132
Adjustments:
Impairment before tax impact	–	–	–	193,162	193,162
Interest expense	154,580	67,504	87,076	78,229	165,305
Rent expense	302,928	135,859	167,069	142,712	309,781
Tax effect(1)	(153,265)	(69,957)	(83,308)	(112,656)	(195,964)
Deferred tax liabilities, net of repatriation tax	–	–	–	(136,679)	(136,679)

Adjusted after-tax return	$1,585,112	$648,676	$936,436	$735,301	$1,671,737

Average debt(2)					$5,082,494
Average deficit(3)					(1,565,135)
Rent x 6(4)					1,858,686
Average capital lease obligations(5)					153,599

Invested capital					$5,529,644

Adjusted after-tax ROIC					30.2%

(1)

Effective tax rate over trailing four quarters ended February 9, 2019 is 28.1% for pension termination and 23.5% for interest and rent expense. Effective tax rate over trailing four quarters ended February 10, 2018, excluding the impact of the revaluation of net deferred tax liabilities, is 29.9%.

(2)	Average debt is equal to the average of our debt measured as of the previous five quarters.
(3)	Average equity is equal to the average of our stockholders’ deficit measured as of the previous five quarters.
(4)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(5)	Average capital lease obligations are equal to the average of our capital lease obligations measured as of the previous five quarters.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended February 9, 2019 and February 10, 2018.

	A	B	A-B=C	D	C+D

(in thousands, except ratio)	Fiscal Year Ended August 25, 2018	Twenty-Four Weeks Ended February 10, 2018	Twenty-Eight Weeks Ended August 25, 2018	Twenty-Four Weeks Ended February 9, 2019	Trailing Four Quarters Ended February 9, 2019
Net income	$1,337,536	$570,533	$767,003	$646,044	$1,413,047
Add: Impairment before tax impact	193,162	193,162	–	–	–
Pension termination charges before tax impact	130,263	–	130,263	–	130,263
Interest expense	174,527	78,229	96,298	80,369	176,667
Income tax expense	298,793	25,090	273,703	161,426	435,129

Adjusted EBIT	2,134,281	867,014	1,267,267	887,839	2,155,106
Add: Depreciation expense	345,084	157,337	187,747	166,230	353,977
Rent expense	315,580	142,712	172,868	144,360	317,228
Share-based expense	43,674	23,764	19,910	21,558	41,468

Adjusted EBITDAR	$2,838,619	$1,190,827	$1,647,792	$1,219,987	$2,867,779

Debt					$5,111,201
Capital lease obligations					154,923
Rent x 6(1)					1,903,368

Adjusted debt					$7,169,492

Adjusted debt to EBITDAR					2.5

	A	B	A-B=C	D	C+D

(in thousands, except ratio)	Fiscal Year Ended August 26, 2017	Twenty-Four Weeks Ended February 11 2017	Twenty-Eight Weeks Ended August 26, 2017	Twenty-Four Weeks Ended February 10 2018	Trailing Four Quarters Ended February 10, 2018
Net income	$1,280,869	$515,270	$765,599	$570,533	$1,336,132
Add: Impairment before tax impact	–	–	–	193,162	193,162
Add: Interest expense	154,580	67,504	87,076	78,229	165,305
Income tax expense	644,620	260,097	384,523	25,090	409,613

EBIT	2,080,069	842,871	1,237,198	867,014	2,104,212
Add: Depreciation expense	323,051	144,645	178,406	157,337	335,743
Rent expense	302,928	135,859	167,069	142,712	309,781
Share-based expense	38,244	20,711	17,533	23,764	41,297

Adjusted EBITDAR	$2,744,292	$1,144,086	$1,600,206	$1,190,827	$2,791,033

Debt					$5,043,541
Capital lease obligations					156,238
Rent x 6(1)					1,858,686

Adjusted debt					$7,058,465

Adjusted debt to EBITDAR					2.5

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.

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

At February 9, 2019, the only material change to our instruments and positions that are sensitive to market risk since the disclosures in our 2018 Annual Report to Stockholders was the $103.5 million net increase in commercial paper.

The fair value of our debt was estimated at $5.090 billion as of February 9, 2019 and $4.948 billion as of August 25, 2018, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value was less than the carrying value of debt by $21.7 million at February 9, 2019 and less than the carrying value by $57.5 million at August 25, 2018. We had $1.429 billion of variable rate debt outstanding at February 9, 2019 and $1.325 billion of variable rate debt outstanding at August 25, 2018. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $14.3 million in fiscal 2019. The primary interest rate exposure on variable rate debt is based on LIBOR. Net of unamortized debt issuance costs, we had outstanding fixed rate debt of $3.682 billion, at February 9, 2019 and $3.681 billion at August 25, 2018. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $143.5 million at February 9, 2019.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 9, 2019, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 9, 2019.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 9, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended February 9, 2019 were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
November 18, 2018 to December 15, 2018	97,113	$821.94	97,113	$904,807,777
December 16, 2018 to January 12, 2019	134,223	832.24	134,223	793,102,643
January 13, 2019 to February 9, 2019	190,400	832.51	190,400	634,592,384

Total	421,736	$829.99	421,736	$634,592,384

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended on September 26, 2018 to increase the repurchase authorization by $1.25 billion. This brings the total value of shares to be repurchased to $20.9 billion. All of the above repurchases were part of this program. Subsequent to February 9, 2019, we have repurchased 154,261 shares of our common stock at an aggregate cost of $140.0 million.

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
Dated: March 15, 2019