Form 10-Q
period 2019-05-04
AUTOZONE INC
filed 2019-06-07
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 4, 2019, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to ________.

Commission file number 1-10714

AUTOZONE, INC.

(Exact name of registrant as specified in its charter)

Nevada	62-1482048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 South Front Street, Memphis, Tennessee	38103
(Address of principal executive offices)	(Zip Code)

(901) 495-6500

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).        Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ Emerging growth company ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock ($0.01 par value)	AZO	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value – 24,528,705 shares outstanding as of May 31, 2019.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	May 4, 2019	August 25, 2018

Assets
Current assets:
Cash and cash equivalents	$174,058	$217,824
Accounts receivable	281,610	258,136
Merchandise inventories	4,325,659	3,943,670
Other current assets	190,013	216,239

Total current assets	4,971,340	4,635,869

Property and equipment:
Property and equipment	7,556,743	7,291,623
Less: Accumulated depreciation and amortization	(3,231,813)	(3,073,223)

	4,324,930	4,218,400

Goodwill	302,645	302,645
Deferred income taxes	35,150	34,620
Other long-term assets	139,675	155,446

	477,470	492,711

	$9,773,740	$9,346,980

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,693,094	$4,409,372
Accrued expenses and other	595,618	606,894
Income taxes payable	28,177	12,415

Total current liabilities	5,316,889	5,028,681

Long-term debt	5,151,917	5,005,930
Deferred income taxes	301,080	285,204
Other long-term liabilities	593,367	547,520

Commitments and contingencies	–	–

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	–	–
Common stock, par value $.01 per share, authorized 200,000 shares; 25,385 shares issued and 24,611 shares outstanding as of May 4, 2019; 27,530 shares issued and 25,742 shares outstanding as of August 25, 2018	254	275
Additional paid-in capital	1,229,524	1,155,426
Retained deficit	(1,870,576)	(1,208,824)
Accumulated other comprehensive loss	(236,612)	(235,805)
Treasury stock, at cost	(712,103)	(1,231,427)

Total stockholders’ deficit	(1,589,513)	(1,520,355)

	$9,773,740	$9,346,980

  See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands, except per share data)	May 4, 2019	May 5, 2018	May 4, 2019	May 5, 2018

Net sales	$2,783,006	$2,660,152	$7,875,307	$7,662,309
Cost of sales, including warehouse and delivery expenses	1,290,986	1,237,178	3,640,706	3,596,442

Gross profit	1,492,020	1,422,974	4,234,601	4,065,867
Operating, selling, general and administrative expenses	944,497	877,209	2,799,239	2,846,250

Operating profit	547,523	545,765	1,435,362	1,219,617
Interest expense, net	43,239	41,958	123,608	120,186

Income before income taxes	504,284	503,807	1,311,754	1,099,431
Income taxes	98,335	137,086	259,762	162,177

Net income	$405,949	$366,721	$1,051,992	$937,254

Weighted average shares for basic earnings per share	24,836	26,926	25,210	27,306
Effect of dilutive stock equivalents	558	403	501	463

Weighted average shares for diluted earnings per share	25,394	27,329	25,711	27,769

Basic earnings per share	$16.35	$13.62	$41.73	$34.32

Diluted earnings per share	$15.99	$13.42	$40.92	$33.75

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands)	May 4, 2019	May 5, 2018	May 4, 2019	May 5, 2018

Net income	$405,949	$366,721	$1,051,992	$937,254
Other comprehensive income (loss):
Pension liability adjustments, net of taxes(1)	–	1,847	–	5,524
Foreign currency translation adjustments	(1,409)	(10,674)	(2,650)	(46,384)
Unrealized gains (losses) on marketable debt securities, net of taxes(2)	246	(318)	677	(892)
Net derivative activities, net of taxes(3)	388	390	1,166	1,170

Total other comprehensive loss	(775)	(8,755)	(807)	(40,582)

Comprehensive income	$405,174	$357,966	$1,051,185	$896,672

(1)	Pension liability adjustments in fiscal 2018 are presented net of taxes of $631 for the twelve weeks ended and $1,909 for the thirty-six weeks ended.
(2)

Unrealized gains (losses) on marketable debt securities are presented net of taxes of $65 in fiscal 2019 and $154 in fiscal 2018 for the twelve weeks ended and $180 in fiscal 2019 and $463 in fiscal 2018 for the thirty-six weeks ended.

(3)

Net derivative activities are presented net of taxes of $120 in fiscal 2019 and $119 in fiscal 2018 for the twelve weeks ended and $360 for fiscal 2019 and $356 in fiscal 2018 for the thirty-six weeks ended.

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Six Weeks Ended
(in thousands)	May 4, 2019	May 5, 2018

Cash flows from operating activities:
Net income	$1,051,992	$937,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	251,118	237,091
Amortization of debt origination fees	5,506	5,858
Deferred income taxes	17,111	(135,972)
Share-based compensation expense	31,529	29,559
Asset impairments	–	193,162
Changes in operating assets and liabilities:
Accounts receivable	(21,616)	4,254
Merchandise inventories	(384,883)	(255,112)
Accounts payable and accrued expenses	259,629	173,355
Income taxes payable	10,585	18,500
Other, net	65,664	48,407

Net cash provided by operating activities	1,286,635	1,256,356

Cash flows from investing activities:
Capital expenditures	(313,847)	(327,148)
Purchase of marketable debt securities	(38,855)	(90,192)
Proceeds from sale of marketable debt securities	61,052	79,514
Proceeds from disposal of capital assets and other, net	6,358	35,166

Net cash used in investing activities	(285,292)	(302,660)

Cash flows from financing activities:
Net payments of commercial paper	(348,500)	(129,600)
Proceeds from issuance of debt	750,000	–
Repayment of debt	(250,000)	–
Net proceeds from sale of common stock	164,927	69,694
Purchase of treasury stock	(1,313,116)	(927,155)
Payments of capital lease obligations	(38,428)	(36,866)
Other, net	(8,360)	(1,247)

Net cash used in financing activities	(1,043,477)	(1,025,174)

Effect of exchange rate changes on cash	(1,632)	(3,406)

Decrease in cash and cash equivalents	(43,766)	(74,884)
Cash and cash equivalents at beginning of period	217,824	293,270

Cash and cash equivalents at end of period	$174,058	$218,386

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Twelve Weeks Ended
(in thousands)	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at February 9, 2019	25,259	$253	$1,163,831	$(2,276,525)	$(235,837)	$(246,084)	$(1,594,362)
Net income				405,949			405,949
Total other comprehensive loss					(775)		(775)
Purchase of 472 shares of treasury stock						(466,019)	(466,019)
Issuance of common stock under stock options and stock purchase plans	126	1	57,347				57,348
Share-based compensation expense			8,346				8,346

Balance at May 4, 2019	25,385	$254	$1,229,524	$(1,870,576)	$(236,612)	$(712,103)	$(1,589,513)

Balance at February 10, 2018	27,465	$275	$1,112,747	$(1,990,316)	$(286,384)	$(166,869)	$(1,330,547)
Net income				366,721			366,721
Total other comprehensive loss					(8,755)		(8,755)
Purchase of 599 shares of treasury stock						(399,700)	(399,700)
Issuance of common stock under stock options and stock purchase plans	11		3,778				3,778
Share-based compensation expense			6,900				6,900

Balance at May 5, 2018	27,476	$275	$1,123,425	$(1,623,595)	$(295,139)	$(566,569)	$(1,361,603)

	Thirty-Six Weeks Ended
(in thousands)	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at August 25, 2018	27,530	$275	$1,155,426	$(1,208,824)	$(235,805)	$(1,231,427)	$(1,520,355)
Cumulative effect of adoption of ASU 2014-09				(6,773)			(6,773)

Balance at August 25, 2018, as adjusted	27,530	$275	$1,155,426	$(1,215,597)	$(235,805)	$(1,231,427)	$(1,527,128)
Net income				1,051,992			1,051,992
Total other comprehensive loss					(807)		(807)
Retirement of treasury shares	(2,563)	(26)	(125,443)	(1,706,971)		1,832,440	–
Purchase of 1,548 shares of treasury stock						(1,313,116)	(1,313,116)
Issuance of common stock under stock options and stock purchase plans	418	5	171,289				171,294
Share-based compensation expense			28,252				28,252

Balance at May 4, 2019	25,385	$254	$1,229,524	$(1,870,576)	$(236,612)	$(712,103)	$(1,589,513)

Balance at August 26, 2017	28,735	$287	$1,086,671	$(1,642,387)	$(254,557)	$(618,391)	$(1,428,377)
Net income				937,254			937,254
Total other comprehensive loss					(40,582)		(40,582)
Retirement of treasury shares	(1,512)	(15)	(60,500)	(918,462)		978,977	–
Purchase of 1,424 shares of treasury stock						(927,155)	(927,155)
Issuance of common stock under stock options and stock purchase plans	253	3	69,887				69,890
Share-based compensation expense			27,367				27,367

Balance at May 5, 2018	27,476	$275	$1,123,425	$(1,623,595)	$(295,139)	$(566,569)	$(1,361,603)

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

Operating results for the twelve and thirty-six weeks ended May 4, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2019. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter of fiscal 2019 has 17 weeks and fiscal 2018 had 16 weeks. Additionally, the Company’s business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Recently Adopted Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU, along with subsequent ASUs issued to clarify certain provisions of ASU 2014-09, is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Companies that transition to this new standard may either retrospectively restate each prior reporting period or follow the modified retrospective method, which reflects the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company adopted this standard using the modified retrospective approach with its first quarter ended November 17, 2018. Results for the twelve and thirty-six weeks ended May 4, 2019 were presented under ASU 2014-09, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for the prior periods. The cumulative effect of the adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial condition, results of operations, cash flows, business processes, controls or systems. Refer to “Note M – Revenue Recognition.”

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

The Company established a cross-functional implementation team to evaluate and identify the impact of ASU 2016-02 on the Company’s consolidated financial position, results of operations and cash flows. The implementation team has completed its internal evaluation of existing contractual arrangements, has successfully tested computations in the Company’s lease administration system, and has developed a process to compute the discount rate as required by the new standard. The Company is currently in the process of identifying changes to its business processes and controls to support the adoption of the new standard. The team is continuing to understand the full analysis of the adoption, but has not concluded the assessment of the impact at this time. The Company anticipates the adoption of this new standard to result in a significant increase in lease-related assets and liabilities on the Company’s Consolidated Balance Sheets. The impact on the Company’s Consolidated Statements of Income is currently being evaluated. As the impact of this standard is non-cash in nature, the Company does not anticipate its adoption to have an impact on the Company’s Consolidated Statement of Cash Flows.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which was subsequently amended in November 2018 through ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments Credit Losses. ASU 2016-13 will require entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financial receivables, debt securities, and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for loss receivables that are current with respect to their payment terms. ASU 2018-19 further clarifies that receivables of operating leases should be accounted for in accordance with ASU 2016-02, Leases (Topic 842). ASU 2016-13 will be effective for the Company at the beginning of its fiscal 2021 year. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows, and financial condition.

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

Stock Options:

The Company made stock option grants of 172,750 shares during the thirty-six week period ended May 4, 2019, and granted options to purchase 284,335 shares during the comparable prior year period. The weighted average fair value of the stock option awards granted during the thirty-six week periods ended May 4, 2019 and May 5, 2018, using the Black-Scholes-Merton multiple-option pricing valuation model, was $208.37 and $129.12 per share, respectively, using the following weighted average key assumptions:

	Thirty-Six Weeks Ended
	May 4, 2019	May 5, 2018

Expected price volatility	21%	20%
Risk-free interest rate	3.0%	1.9%
Weighted average expected lives (in years)	5.6	5.1
Forfeiture rate	10%	10%
Dividend yield	0%	0%

During the thirty-six week period ended May 4, 2019, 408,657 stock options were exercised at a weighted average exercise price of $412.75. In the comparable prior year period, 243,370 stock options were exercised at a weighted average exercise price of $281.72.

Restricted Stock Units:

The Company made restricted stock unit grants of 10,507 shares to eligible employees during the thirty-six week period ended May 4, 2019 and none in the comparable prior year period. The fair value of the restricted stock unit grants is the closing price of the Company’s common stock on the grant date and the grants vest ratably on an annual basis over a four-year service period. Restricted stock unit awards are payable in shares of common stock on the vesting date. Compensation expense for grants of employee restricted stock units is recognized on a straight-line basis over the four-year service period, less estimated forfeitures, which are consistent with stock option grant forfeiture assumptions.

The weighted average fair value per restricted stock unit granted was $773.57. As of May 4, 2019, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $6.2 million, before income taxes, which we expect to recognize over an estimated weighted average period of 3.4 years.

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $10.0 million for the twelve week period ended May 4, 2019, and $5.8 million for the comparable prior year period. Total share-based compensation was $31.5 million for the thirty-six week period ended May 4, 2019, and $29.6 million for the comparable prior year period.

For the twelve week period ended May 4, 2019, 4,177 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 861,595 anti-dilutive shares were excluded from the dilutive earnings per share computation. There were 149,648 anti-dilutive shares excluded from the diluted earnings per share computation for the thirty-six week period ended May 4, 2019, and 850,421 anti-dilutive shares excluded for the comparable prior year period.

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

May 4, 2019
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$ 39,068	$ 4,930	$ –	$ 43,998
Other long-term assets	61,735	7,602	–	69,337
	$ 100,803	$ 12,532	$ –	$ 113,335

August 25, 2018
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$ 55,711	$ 3,733	$ –	$ 59,444
Other long-term assets	58,973	16,259	–	75,232
	$ 114,684	$ 19,992	$ –	$ 134,676

At May 4, 2019, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheets consisted of short-term marketable debt securities of $44.0 million, which are included within Other current assets, and long-term marketable debt securities of $69.3 million, which are included in Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable debt securities, by asset class, are described in “Note D – Marketable Debt Securities.”

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

Note D – Marketable Debt Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable debt securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable debt securities consisted of the following:

	May 4, 2019
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$ 40,182	$ –	$ (301)	$ 39,881
Government bonds	42,345	180	(34)	42,491
Mortgage-backed securities	2,466	–	(44)	2,422
Asset-backed securities and other	28,586	–	(45)	28,541
	$ 113,579	$ 180	$ (424)	$ 113,335

	August 25, 2018
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$ 50,306	$ –	$ (684)	$ 49,622
Government bonds	28,777	–	(173)	28,604
Mortgage-backed securities	3,248	–	(90)	3,158
Asset-backed securities and other	53,445	–	(153)	53,292
	$ 135,776	$ –	$ (1,100)	$ 134,676

The debt securities held at May 4, 2019, had effective maturities ranging from less than one year to approximately three years. The Company did not realize any material gains or losses on its marketable debt securities during the thirty-six week period ended May 4, 2019.

The Company holds 84 securities that are in an unrealized loss position of approximately $424 thousand at May 4, 2019. The Company has the intent and ability to hold these investments until recovery of fair value or maturity and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.

Included above in total marketable debt securities are $87.5 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note E – Derivative Financial Instruments

At May 4, 2019, the Company had $6.3 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives, which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week period ended May 4, 2019 and the comparable prior year period, the Company reclassified $508 thousand of net losses from Accumulated other comprehensive loss to Interest expense. During the thirty-six week period ended May 4, 2019 and the comparable prior year period, the Company reclassified $1.5 million of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $2.2 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note F – Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method for domestic inventories and the weighted average cost method for Mexico and Brazil inventories. Due to price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is not to write up inventory in excess of replacement cost, which is based on average cost. The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $431.1 million at May 4, 2019 and $452.4 million at August 25, 2018.

Note G – Financing

The Company’s long-term debt consisted of the following:

(in thousands)	May 4, 2019	August 25, 2018

1.625% Senior Notes due April 2019, effective interest rate of 1.77%	$—	$250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
2.500% Senior Notes due April 2021, effective interest rate of 2.62%	250,000	250,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.125% Senior Notes due April 2024, effective interest rate 3.32%	300,000	—
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate of 3.83%	600,000	600,000
3.750% Senior Notes due April 2029, effective interest rate of 3.86%	450,000	—
Commercial paper, weighted average interest rate of 2.64% and 2.29% at May 4, 2019 and August 25, 2018, respectively	976,800	1,325,300
Total debt before discounts and debt issuance costs	5,176,800	5,025,300
Less: Discounts and debt issuance costs	24,883	19,370
Long-term debt	$ 5,151,917	$ 5,005,930

As of May 4, 2019, the commercial paper borrowings are classified as long-term in the accompanying Consolidated Balance Sheets as the Company has the ability and intent to refinance them on a long-term basis through available capacity in its revolving credit facility. As of May 4, 2019, the Company had $1.997 billion of availability under its $2.0 billion revolving credit facility, which would allow it to replace these short-term obligations with long-term financing facilities.

On April 18, 2019, the Company issued $300 million in 3.125% Senior Notes due April 2024 and $450 million in 3.750% Senior Notes due April 2029 under its automatic shelf registration statement on Form S-3, filed with the SEC on April 4, 2019 (File No. 333-230719) (the “2019 Shelf Registration”). The 2019 Shelf Registration allows the Company to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. Proceeds from the debt issuance were used to repay a portion of the outstanding commercial paper borrowings, the $250 million in 1.625% Senior Notes due in April 2019 and for other general corporate purposes.

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

Under the Revolving Credit Agreement, the Company may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the Revolving Credit Agreement, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt ratings. Interest accrues on base rate loans as defined in the Revolving Credit Agreement. As of May 4, 2019, the Company had $3.3 million of outstanding letters of credit under the Revolving Credit Agreement.

The fair value of the Company’s debt was estimated at $5.190 billion as of May 4, 2019, and $4.948 billion as of August 25, 2018, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $37.9 million at May 4, 2019, and less than the carrying value of debt by $57.5 million at August 25, 2018, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts.

All senior notes are subject to an interest rate adjustment if the debt ratings assigned to the senior notes are downgraded (as defined in the agreements). Further, the senior notes contain a provision that repayment of the senior notes may be accelerated if the Company experiences a change in control (as defined in the agreements). The Company’s borrowings under its senior notes contain minimal covenants, primarily restrictions on liens. Under its revolving credit facility, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under its borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs. As of May 4, 2019, the Company was in compliance with all covenants and expects to remain in compliance with all covenants under its borrowing arrangements.

Note H – Stock Repurchase Program

From January 1, 1998 to May 4, 2019, the Company has repurchased a total of 146.2 million shares of its common stock at an aggregate cost of $20.731 billion, including 1.5 million shares of its common stock at an aggregate cost of $1.313 billion during the thirty-six week period ended May 4, 2019. On March 20, 2019, the Board of Directors of the Company (the “Board”) voted to increase the authorization by $1.0 billion. This raised the total value of shares authorized to be repurchased to $21.9 billion. Considering the cumulative repurchases as of May 4, 2019, the Company had $1.169 billion remaining under the Board’s authorization to repurchase its common stock.

During the thirty-six week period ended May 4, 2019, the Company retired 2.6 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1.707 billion and decreased Additional paid-in capital by $125.4 million. During the comparable prior year period, the Company retired 1.5 million shares of treasury stock, which increased Retained deficit by $918.5 million and decreased Additional paid-in capital by $60.5 million.

Subsequent to May 4, 2019, the Company has repurchased 108,418 shares of its common stock at an aggregate cost of $110.0 million.

Note I – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale debt securities. Changes in Accumulated other comprehensive loss for the twelve week periods ended May 4, 2019 and May 5, 2018 consisted of the following:

(in thousands)	Pension Liability(6)	Foreign Currency and Other(3)	Net Unrealized Gain (Loss) on Securities		Derivatives	Total

Balance at February 9, 2019	$–	$(230,140)	$(442)		$(5,255)	$(235,837)
Other comprehensive (loss) income before reclassifications(1)	–	(1,409)	277		–	(1,132)
Amounts reclassified from Accumulated other comprehensive loss(1)	–	–	(31	)(4)	388 (5)	357

Balance at May 4, 2019	$–	$(231,549)	$(196)		$(4,867)	$(236,612)

(in thousands)	Pension Liability	Foreign Currency and Other(3)	Net Unrealized Gain (Loss) on Securities		Derivatives	Total

Balance at February 10, 2018	$(68,699)	$(211,524)	$(585)		$(5,576)	$(286,384)
Other comprehensive (loss) before reclassifications(1)	–	(10,674)	(301)		–	(10,975)
Amounts reclassified from Accumulated other comprehensive loss(1)	1,847 (2)	–	(17	)(4)	390 (5)	2,220

Balance at May 5, 2018	$(66,852)	$(222,198)	$(903)		$(5,186)	$(295,139)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)

Represents amortization of pension liability adjustments, net of taxes of $631 for the twelve weeks ended May 5, 2018, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income.

(3)

Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

(4)

Represents realized gains (losses) on marketable debt securities, net of taxes of $8 for the twelve weeks ended May 4, 2019, and $3 for the twelve weeks ended May 5, 2018, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Debt Securities” for further discussion.

(5)

Represents gains on derivatives, net of taxes of $120 for the twelve weeks ended May 4, 2019 and $119 for the twelve weeks ended May 5, 2018, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

(6)

On December 19, 2017, the Board approved a resolution to terminate both of the Company’s pension plans, effective March 15, 2018. During the fourth quarter of 2018, the Company completed the termination and no longer has any remaining defined pension benefit obligation.

Changes in Accumulated other comprehensive loss for the thirty-six week periods ended May 4, 2019 and May 5, 2018 consisted of the following:

(in thousands)	Pension Liability(6)	Foreign Currency and Other(3)	Net Unrealized Gain (Loss) on Securities		Derivatives	Total

Balance at August 25, 2018	$–	$(228,899)	$(873)		$(6,033)	$(235,805)
Other comprehensive (loss) income before reclassifications(1)	–	(2,650)	707		–	(1,943)
Amounts reclassified from Accumulated other comprehensive loss(1)	–	–	(30	)(4)	1,166 (5)	1,136

Balance at May 4, 2019	$–	$(231,549)	$(196)		$(4,867)	$(236,612)

(in thousands)	Pension Liability	Foreign Currency and Other(3)	Net Unrealized Gain (Loss) on Securities		Derivatives	Total

Balance at August 26, 2017	$(72,376)	$(175,814)	$(11)		$(6,356)	$(254,557)
Other comprehensive (loss) before reclassifications(1)	–	(46,384)	(839)		–	(47,223)
Amounts reclassified from Accumulated other comprehensive loss(1)	5,524 (2)	–	(53	)(4)	1,170 (5)	6,641

Balance at May 5, 2018	$(66,852)	$(222,198)	$(903)		$(5,186)	$(295,139)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)

Represents amortization of pension liability adjustments, net of taxes of $1,909 for the thirty-six weeks ended May 5, 2018, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income.

(3)

Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

(4)

Represents realized gains (losses) on marketable debt securities, net of taxes of $8 for the thirty-six weeks ended May 4, 2019, and $20 for the thirty-six weeks ended May 5, 2018, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Debt Securities” for further discussion.

(5)

Represents gains on derivatives, net of taxes of $360 for the thirty-six weeks ended May 4, 2019 and $356 for the thirty-six weeks ended May 5, 2018, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

(6)

On December 19, 2017, the Board approved a resolution to terminate both of the Company’s pension plans, effective March 15, 2018. During the fourth quarter of 2018, the Company completed the termination and no longer has any remaining defined pension benefit obligation.

Note J – Goodwill and Intangibles

As of May 4, 2019, there were no changes to the carrying amount of goodwill as described in our Annual Report on Form 10-K for the year ended August 25, 2018.

The carrying amounts of intangible assets are included in Other long-term assets as follows:

(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Technology	3-5 years	$870	$(870)	$–
Customer relationships	3-10 years	29,376	(22,475)	6,901

		$30,246	$(23,345)	6,901

Total intangible assets other than goodwill				$6,901

Amortization expense of intangible assets for the twelve and thirty-six week periods ended May 4, 2019 was $1.0 million and $2.9 million, respectively. Amortization expense of intangible assets for the twelve and thirty-six week periods ended May 5, 2018 was $1.0 million and $3.8 million, respectively.

Note K – Asset Impairments

During the second quarter of fiscal 2018, the Company determined that the approximate fair value less costs to sell two owned businesses, Interamerican Motor Corporation (IMC) and AutoAnything, was significantly lower than the carrying value of the net assets based on recent offers received and, therefore, recorded impairment charges totaling $193.2 million within Operating, selling, general and administrative expenses in its Condensed Consolidated Statements of Income.

The Company recorded an impairment charge of $93.6 million for its IMC business, which was reflected as a component of Auto Parts Locations in our segment reporting. Impairment charges for AutoAnything, which were reflected as a component of the Other category in our segment reporting, totaled $99.6 million.

During the third quarter of fiscal 2018, the Company completed the IMC and AutoAnything sales for total consideration that approximated the remaining net book value at the closing date.

Note L – Litigation

In July 2014, the Company received a subpoena from the District Attorney of the County of Alameda, along with other environmental prosecutorial offices in the State of California, seeking documents and information related to the handling, storage and disposal of hazardous waste. A complaint was subsequently filed and the District Attorney and the State Attorney General’s Office will seek injunctive and monetary relief. The Company is cooperating fully with the request and cannot predict the ultimate outcome of these efforts, although the Company has accrued all amounts it believes to be probable and reasonably estimable. The Company does not believe the ultimate resolution of this matter will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

There were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of May 4, 2019. Revenue related to unfulfilled performance obligations as of May 4, 2019 is not significant. Refer to “Note N – Segment Reporting” for additional information related to revenue recognized during the period.

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

The Auto Parts Locations segment is a retailer and distributor of automotive parts and accessories through the Company’s 6,287 stores in the United States, Puerto Rico, Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
(in thousands)	May 4, 2019	May 5, 2018	May 4, 2019	May 5, 2018

Net Sales
Auto Parts Locations	$2,731,900	$2,610,485	$7,728,173	$7,452,186
Other	51,106	49,667	147,134	210,123

Total	$2,783,006	$2,660,152	$7,875,307	$7,662,309

Segment Profit
Auto Parts Locations	$1,457,608	$1,387,497	$4,132,358	$3,942,949
Other	34,412	35,477	102,243	122,918

Gross profit	1,492,020	1,422,974	4,234,601	4,065,867
Operating, selling, general and administrative expenses	(944,497)	(877,209)	(2,799,239)	(2,846,250)
Interest expense, net	(43,239)	(41,958)	(123,608)	(120,186)

Income before income taxes	$504,284	$503,807	$1,311,754	$1,099,431

Note O – Income Taxes

The Company’s effective income tax rate was 19.5% (U.S. statutory federal rate of 21% for the full year) of pretax income for the twelve weeks ended May 4, 2019. The effective tax rate was lower than the U.S. statutory federal rate primarily due to $13.1 million of tax benefits associated with stock option exercises. The Company’s effective income tax rate was 27.2% (U.S. blended statutory federal rate of 25.9% for the full year) of pretax income for the twelve weeks ended May 5, 2018. The effective tax rate was higher than the U.S. statutory federal rate primarily due to domestic state income taxes.

The Company’s effective income tax rate on pretax income for the thirty-six weeks ended May 4, 2019, was 19.8% and 14.8% for the comparable prior year period. The increase in the tax rate was primarily due to the one-time benefits recognized in the prior period related to the re-measurement of the Company’s U.S. federal deferred tax liability at the lower rate upon enactment of Tax Cuts and Jobs Act (“Tax Reform”), net of tax expenses related to the mandatory one-time transition tax, which resulted in a net tax benefit of $111.9 million. The tax benefit of stock option exercises was $38.2 million for the thirty-six weeks ended May 4, 2019 and $27.2 million for the comparable prior period.

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. (the Company) as of May 4, 2019, the related condensed consolidated statements of income, comprehensive income and stockholders’ deficit for the twelve and thirty-six week periods ended May 4, 2019 and May 5, 2018, the condensed consolidated statements of cash flows for the thirty-six week periods ended May 4, 2019 and May 5, 2018, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

June 7, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis (“MD&A”), we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect the future results of AutoZone, Inc. (“AutoZone” or the “Company”). The following MD&A discussion should be read in conjunction with our Condensed Consolidated Financial Statements, related notes to those statements and other financial information, including forward-looking statements and other risk factors, that appear elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended August 25, 2018.

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

Overview

We are the nation’s leading retailer, and a leading distributor, of automotive replacement parts and accessories in the United States. We began operations in 1979 and at May 4, 2019, operated 5,686 stores in the United States, including Puerto Rico; 576 stores in Mexico; and 25 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At May 4, 2019, in 4,831 of our domestic stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in stores in Mexico and Brazil. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve and thirty-six weeks ended May 4, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2019. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter of fiscal 2019 has 17 weeks and fiscal 2018 had 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales were up 4.6% for the quarter driven by an increase in domestic same store sales (sales from stores open at least one year) of 3.9% and new domestic AutoZone stores, partially offset by the sale of two businesses in the prior year. Net income for the quarter increased 10.7% over the same period last year to $405.9 million, while diluted earnings per share increased 19.2% to $15.99 per share from $13.42 per share in the comparable prior year period. Net income and diluted earnings per share benefited from a lower effective income tax rate.

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

During the third quarter of fiscal 2019, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 84% of total sales, which is consistent to the comparable prior year period, with failure related categories continuing to be our largest set of categories. We did not experience any fundamental shifts in our category sales mix as compared to the previous year.

Our sales mix can be impacted by severe or unusual weather over a short-term period. Over the long-term, we believe the impact of the weather on our sales mix is not significant.

The two statistics we believe have the most positive correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a positive correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. The average age of the United States light vehicle fleet continues to trend in our industry’s favor. According to the latest data provided by the Auto Care Association as of January 1, 2018, for the seventh consecutive year, the average age of vehicles on the road has exceeded 11 years. Since the beginning of 2018 and through March 2019 (latest publicly available information), miles driven have increased by 1.8%.

Twelve Weeks Ended May 4, 2019

Compared with Twelve Weeks Ended May 5, 2018

Net sales for the twelve weeks ended May 4, 2019 increased $122.9 million to $2.783 billion, or 4.6%, over net sales of $2.660 billion for the comparable prior year period. The increase in net sales was partially offset by the sale of two businesses in the prior year. Total auto parts sales increased by 4.7%, primarily driven by an increase in domestic same store sales of 3.9% and net sales of $44.7 million from new domestic AutoZone stores, partially offset by the impact of the sale of a business completed in the prior year. Domestic commercial sales increased $79.6 million, or 14.9%, over the comparable prior year period.

Gross profit for the twelve weeks ended May 4, 2019 was $1.492 billion, or 53.6% of net sales, compared with $1.423 billion, or 53.5% of net sales, during the comparable prior year period. The increase in gross margin was attributable to the impact of the sale of two businesses completed in the prior year (29 basis points), partially offset by lower merchandise margins driven primarily by a shift in mix.

Operating, selling, general and administrative expenses for the twelve weeks ended May 4, 2019 were $944.5 million, or 33.9% of net sales, compared with $877.2 million, or 33.0% of net sales during the comparable prior year period. Deleverage was primarily driven by increased domestic store payroll (69 basis points) and increased incentive compensation, partially offset by the impairment related to the sale of two businesses in the prior year.

Net interest expense for the twelve weeks ended May 4, 2019 was $43.2 million compared with $42.0 million during the comparable prior year period. The increase was primarily due to an increase in average borrowing levels over the comparable prior year period. Average borrowings for the twelve weeks ended May 4, 2019 were $5.191 billion, compared with $5.071 billion for the comparable prior year period. Weighted average borrowing rates were 3.2% for the twelve weeks ended May 4, 2019 and the comparable prior year period.

Our effective income tax rate was 19.5% of pretax income for the twelve weeks ended May 4, 2019, and 27.2% for the comparable prior year period. The decrease in the tax rate was primarily attributable to additional tax benefits from option exercises recognized in the current period versus the twelve weeks ended May 5, 2018 (see “Note O – Income Taxes” in the Notes to the Condensed Consolidated Financial Statements).

Net income for the twelve week period ended May 4, 2019 increased by $39.2 million to $405.9 million due to the factors set forth above, and diluted earnings per share increased by 19.2% to $15.99 from $13.42 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.98.

Thirty-Six Weeks Ended May 4, 2019

Compared with Thirty-Six Weeks Ended May 5, 2018

Net sales for the thirty-six weeks ended May 4, 2019 increased $213.0 million to $7.875 billion, or 2.8%, over net sales of $7.662 billion for the comparable prior year period. The increase in net sales was partially offset by the sale of two businesses in the prior year. Total auto parts sales increased by 3.7%, primarily driven by an increase in domestic same store sales of 3.1% and net sales of $129.7 million from new domestic AutoZone stores, partially offset by the impact of the sale of a business completed in the prior year. Domestic commercial sales increased $193.9 million, or 13.1%, over the comparable prior year period.

Gross profit for the thirty-six weeks ended May 4, 2019 was $4.235 billion, or 53.8% of net sales, compared with $4.066 billion, or 53.1% of net sales, during the comparable prior year period. The increase in gross margin was primarily attributable to the impact of the sale of two businesses completed in the prior year (54 basis points) and higher merchandise margins.

Operating, selling, general and administrative expenses for the thirty-six weeks ended May 4, 2019 were $2.799 billion, or 35.5% of net sales, compared with $2.846 billion, or 37.1% of net sales which included impairment charges of approximately $193.2 million, during the comparable prior year period. Leverage was primarily driven by the impairment related to the sale of two businesses in the prior year (252 basis points), partially offset by increased domestic store payroll (72 basis points).

Net interest expense for the thirty-six weeks ended May 4, 2019 was $123.6 million compared with $120.2 million during the comparable prior year period. The increase was primarily due to an increase in average borrowing levels over the comparable prior year period.

Average borrowings for the thirty-six weeks ended May 4, 2019 were $5.094 billion, compared with $5.017 billion for the comparable prior year period. Weighted average borrowing rates were 3.1% for the thirty-six weeks ended May 4, 2019 and 3.2% for the thirty-six weeks ended May 5, 2018.

Our effective income tax rate was 19.8% of pretax income for the thirty-six weeks ended May 4, 2019, and 14.8% for the comparable prior year period. The increase in the tax rate was primarily due to the one-time tax reductions recognized in the prior year period upon the enactment of Tax Reform (see “Note O – Income Taxes” in the Notes to the Condensed Consolidated Financial Statements).

Net income for the thirty-six week period ended May 4, 2019 increased by $114.7 million to $1.052 billion due to the factors set forth above, and diluted earnings per share increased by 21.2% to $40.92 from $33.75 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $1.87.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the thirty-six weeks ended May 4, 2019, our net cash flows from operating activities provided $1.287 billion as compared with $1.256 billion provided during the comparable prior year period. The increase is primarily due to increased earnings, partially offset by the change in inventory, net of payables.

Our net cash flows used in investing activities for the thirty-six weeks ended May 4, 2019 were $285.3 million as compared with $302.7 million in the comparable prior year period. Capital expenditures for the thirty-six weeks ended May 4, 2019 were $313.8 million compared to $327.1 million for the comparable prior year period. The decrease is primarily driven by the reduction of capital expenditures related to the construction of a new distribution center in fiscal 2018 and the timing of store openings in fiscal 2019 as compared to the comparable prior year period. During the thirty-six week period ended May 4, 2019, we opened 85 net new stores. In the comparable prior year period, we opened 89 net new stores. Investing cash flows were impacted by our wholly owned captive, which purchased $38.9 million and sold $61.1 million in marketable debt securities during the thirty-six weeks ended May 4, 2019. During the comparable prior year period, the captive purchased $90.2 million in marketable debt securities and sold $79.5 million in marketable debt securities.

Our net cash flows used in financing activities for the thirty-six weeks ended May 4, 2019 were $1.043 billion compared to $1.025 billion in the comparable prior year period. During the thirty-six weeks ended May 4, 2019, we received $750 million from the issuance of debt and repaid our $250 million 1.625% Senior Notes due April 2019 using a portion of the $750 million Senior Notes issued in April 2019. We did not issue or repay any debt in the comparable prior year period. For the thirty-six week period ended May 4, 2019, our commercial paper activity resulted in $348.5 million in net repayments of commercial paper, as compared to $129.6 million of net repayments of commercial paper in the comparable prior year period. Stock repurchases were $1.313 billion in the current thirty-six week period as compared with $927.2 million in the comparable prior year period. For the thirty-six weeks ended May 4, 2019, proceeds from the sale of common stock and exercises of stock options provided $164.9 million. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $69.7 million.

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

In addition to the building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, thereby reducing or eliminating the working capital required, resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate. Extended payment terms from our vendors have allowed us to continue our high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 108.5% at May 4, 2019, compared to 107.3% at May 5, 2018. The increase was primarily due to more favorable vendor terms.

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

For the trailing four quarters ended May 4, 2019, our adjusted after-tax return on invested capital (“ROIC”) was 34.5% as compared to 30.8% for the comparable prior year period. ROIC is benefiting from a lower statutory income tax rate as a result of Tax Reform enacted in December 2017. We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

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

Under the Revolving Credit Agreement, we may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the Revolving Credit Agreement, depending upon our senior, unsecured, (non-credit enhanced) long-term debt ratings. Interest accrues on base rate loans as defined in the Revolving Credit Agreement. As of May 4, 2019, we had $3.3 million of outstanding letters of credit under the Revolving Credit Agreement.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $75 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of May 4, 2019, we had $74.4 million in letters of credit outstanding under the letter of credit facility, which expires in June 2019. In April 2019 we amended our existing letter of credit facility, effective June 2019, to decrease the amount that can be requested in letters of credit from $75 million to $25 million. This amendment also extended the maturity date from June 2019 to June 2022.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $23.9 million in letters of credit outstanding as of May 4, 2019. These letters of credit have various maturity dates and were issued on an uncommitted basis.

All senior notes are subject to an interest rate adjustment if the debt ratings assigned to the senior notes are downgraded (as defined in the agreements). Further, the senior notes contain a provision that repayment of the senior notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our senior notes contain minimal covenants, primarily restrictions on liens. Under our revolving credit facility, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs. As of May 4, 2019, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

As of May 4, 2019, the $976.8 million of commercial paper borrowings were classified as long-term in the Consolidated Balance Sheets as we had the ability and intent to refinance them on a long-term basis through available capacity in our revolving credit facility. As of May 4, 2019, we had $1.997 billion of availability under our $2.0 billion revolving credit facility, which would allow us to replace these short-term obligations with long-term financing facilities.

On April 18, 2019, we issued $300 million in 3.125% Senior Notes due April 2024 and $450 million in 3.750% Senior Notes due April 2029 under our automatic shelf registration statement on Form S-3, filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2019 (File No. 333-230719) (the “2019 Shelf Registration”). The 2019 Shelf Registration allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. Proceeds from the debt issuance were used to repay a portion of the outstanding commercial paper borrowings and the $250 million in 1.625% Senior Notes due in April 2019 and for other general corporate purposes.

Our adjusted debt to earnings before impairment before tax, pension termination charges before tax, interest, taxes, depreciation, amortization, rent and share-based expense (“EBITDAR”) ratio was 2.5:1 as of May 4, 2019 and May 5, 2018. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate adjusted EBITDAR by adding impairment before tax, pension termination charges before tax, interest, taxes, depreciation, amortization, rent and share-based expenses to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. To the extent EBITDAR continues to grow in future years, we expect our debt levels to increase; conversely, if EBITDAR declines, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

From January 1, 1998 to May 4, 2019, we have repurchased a total of 146.2 million shares of our common stock at an aggregate cost of $20.731 billion, including 1.5 million shares of our common stock at an aggregate cost of $1.313 billion during the thirty-six week period ended May 4, 2019. On March 20, 2019, the Board of Directors of the Company (the “Board”) voted to increase the authorization by $1.0 billion. This raised the total value of shares authorized to be repurchased to $21.9 billion. Considering cumulative repurchases as of May 4, 2019, we had $1.169 billion remaining under the Board’s authorization to repurchase our common stock.

Subsequent to May 4, 2019, we have repurchased 108,418 shares of our common stock at an aggregate cost of $110.0 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at May 4, 2019, was $101.6 million, compared with $106.8 million at August 25, 2018, and our total surety bonds commitment at May 4, 2019, was $30.3 million, compared with $23.6 million at August 25, 2018.

Financial Commitments

Except for the previously discussed amendment to our existing letter of credit facility, debt issuance and retirement, as of May 4, 2019, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 25, 2018.

Reconciliation of Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain financial measures not derived in accordance with United States generally accepted accounting principles (“U.S. GAAP”). These non-GAAP financial measures provide additional information for determining our optimal capital structure and are used to assist management in evaluating performance and in making appropriate business decisions to maximize stockholders’ value.

Non-GAAP financial measures should not be used as a substitute for U.S. GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented non-GAAP financial measures, as we believe they provide additional information that is useful to investors. Furthermore, our management and the Compensation Committee of the Board use the above mentioned non-GAAP financial measures to analyze and compare our underlying operating results and to determine payments of performance-based compensation. We have included a reconciliation of this information to the most comparable U.S. GAAP measures in the following reconciliation tables.

Reconciliation of Non-GAAP Financial Measure: Adjusted After-Tax ROIC

The following tables calculate the percentages of adjusted ROIC for the trailing four quarters ended May 4, 2019 and May 5, 2018.

	A	B	A-B=C	D	C+D

(in thousands, except percentage)	Fiscal Year Ended August 25, 2018	Thirty-Six Weeks Ended May 5, 2018	Sixteen Weeks Ended August 25, 2018	Thirty-Six Weeks Ended May 4, 2019	Trailing Four Quarters Ended May 4, 2019
Net income	$1,337,536	$937,254	$400,282	$1,051,992	$1,452,274
Adjustments:
Impairment before tax impact	193,162	193,162	–	–	–
Pension termination charges before tax impact	130,263	–	130,263	–	130,263
Interest expense	174,527	120,186	54,341	123,608	177,949
Rent expense	315,580	218,999	96,581	224,259	320,840
Tax effect(1)	(188,885)	(119,771)	(69,114)	(74,993)	(144,107)
Deferred tax liabilities, net of repatriation tax	(132,113)	(136,679)	4,566	(6,340)	(1,774)

Adjusted after-tax return	$1,830,070	$1,213,151	$616,919	$1,318,526	$1,935,445

Average debt(2)					$5,075,956
Average deficit(2)					(1,544,890)
Rent x 6(3)					1,925,040
Average capital lease obligations(2)					158,701

Invested capital					$5,614,807

Adjusted after-tax ROIC					34.5%

	A	B	A-B=C	D	C+D

(in thousands, except percentage)	Fiscal Year Ended August 26, 2017	Thirty-Six Weeks Ended May 6, 2017	Sixteen Weeks Ended August 26, 2017	Thirty-Six Weeks Ended May 5, 2018	Trailing Four Quarters Ended May 5, 2018
Net income	$1,280,869	$846,969	$433,900	$937,254	$1,371,154
Adjustments:
Impairment before tax impact	–	–	–	193,162	193,162
Interest expense	154,580	103,180	51,400	120,186	171,586
Rent expense	302,928	207,402	95,526	218,999	314,525
Tax effect(1)	(129,365)	(87,820)	(41,545)	(142,558)	(184,103)
Deferred tax liabilities, net of repatriation tax	–	–	–	(136,679)	(136,679)

Adjusted after-tax return	$1,609,012	$1,069,731	$539,281	$1,190,364	$1,729,645

Average debt(2)					$5,043,061
Average deficit(2)					(1,471,968)
Rent x 6(3)					1,887,150
Average capital lease obligations(2)					155,729

Invested capital					$5,613,972

Adjusted after-tax ROIC					30.8%

(1)

Effective tax rate over trailing four quarters ended May 4, 2019 is 28.1% for pension termination and 21.6% for interest and rent expense. Effective tax rate over trailing four quarters ended May 5, 2018, excluding the impact of the revaluation of net deferred tax liabilities, is 28.3% and 24.2% for impairment.

(2)	Average debt, average deficit and average capital lease obligations are measured as of the previous five quarters.
(3)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended May 4, 2019 and May 5, 2018.

	A	B	A-B=C	D	C+D

(in thousands, except ratio)	Fiscal Year Ended August 25, 2018	Thirty-Six Weeks Ended May 5, 2018	Sixteen Weeks Ended August 25, 2018	Thirty-Six Weeks Ended May 4, 2019	Trailing Four Quarters Ended May 4, 2019
Net income	$1,337,536	$937,254	$400,282	$1,051,992	$1,452,274
Add: Impairment before tax impact	193,162	193,162	–	–	–
Pension termination charges before tax impact	130,263	–	130,263	–	130,263
Interest expense	174,527	120,186	54,341	123,608	177,949
Income tax expense	298,793	162,177	136,616	259,762	396,378

Adjusted EBIT	2,134,281	1,412,779	721,502	1,435,362	2,156,864
Add: Depreciation expense	345,084	237,091	107,993	251,118	359,111
Rent expense	315,580	218,999	96,581	224,259	320,840
Share-based expense	43,674	29,559	14,115	31,529	45,644

Adjusted EBITDAR	$2,838,619	$1,898,428	$940,191	$1,942,268	$2,882,459

Debt					$5,151,917
Capital lease obligations					165,541
Rent x 6(1)					1,925,040

Adjusted debt					$7,242,498

Adjusted debt to EBITDAR					2.5

	A	B	A-B=C	D	C+D

(in thousands, except ratio)	Fiscal Year Ended August 26, 2017	Thirty-Six Weeks Ended May 6, 2017	Sixteen Weeks Ended August 26, 2017	Thirty-Six Weeks Ended May 5, 2018	Trailing Four Quarters Ended May 5, 2018
Net income	$1,280,869	$846,969	$433,900	$937,254	$1,371,154
Add: Impairment before tax impact	–	–	–	193,162	193,162
Interest expense	154,580	103,180	51,400	120,186	171,586
Income tax expense	644,620	422,293	222,327	162,177	384,504

EBIT	2,080,069	1,372,442	707,627	1,412,779	2,120,406
Add: Depreciation expense	323,051	219,988	103,063	237,091	340,154
Rent expense	302,928	207,402	95,526	218,999	314,525
Share-based expense	38,244	29,343	8,901	29,559	38,460

Adjusted EBITDAR	$2,744,292	$1,829,175	$915,117	$1,898,428	$2,813,545

Debt					$4,954,697
Capital lease obligations					160,452
Rent x 6(1)					1,887,150

Adjusted debt					$7,002,299

Adjusted debt to EBITDAR					2.5

(1)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of adjusted debt.

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

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 25, 2018. Our critical accounting policies have not changed since the filing of our Annual Report on Form 10-K for the year ended August 25, 2018. The Company has not made any changes in these critical accounting policies during the period covered by this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At May 4, 2019, the only material change to our instruments and positions that are sensitive to market risk since the disclosures in our 2018 Annual Report to Stockholders were the $750 million debt issuance, $348.5 million net decrease in commercial paper and the $250 million debt repayment.

The fair value of our debt was estimated at $5.190 billion as of May 4, 2019 and $4.948 billion as of August 25, 2018, based on the quoted market prices for the same or similar debt issues or on the current rates available to the Company for debt of the same terms. Such fair value was greater than the carrying value of debt by $37.9 million at May 4, 2019 and less than the carrying value by $57.5 million at August 25, 2018. We had $976.8 million of variable rate debt outstanding at May 4, 2019 and $1.325 billion of variable rate debt outstanding at August 25, 2018. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $9.8 million in fiscal 2019. The primary interest rate exposure on variable rate debt is based on LIBOR. Net of unamortized debt issuance costs, we had outstanding fixed rate debt of $4.175 billion, at May 4, 2019 and $3.681 billion at August 25, 2018. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $188.2 million at May 4, 2019.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of May 4, 2019, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 4, 2019.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 4, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In 2004, we acquired a store site in Mount Ephraim, New Jersey that had previously been the site of a gasoline service station and contained evidence of groundwater contamination. Upon acquisition, we voluntarily reported the groundwater contamination issue to the New Jersey Department of Environmental Protection (“NJDEP”) and entered into a Voluntary Remediation Agreement providing for the remediation of the contamination associated with the property. We have conducted and paid for (at an immaterial cost to us) remediation of contamination on the property. We have also voluntarily investigated and addressed potential vapor intrusion impacts in downgradient residences and businesses. The NJDEP has asserted, in a Directive and Notice to Insurers dated February 19, 2013 and again in an Amended Directive and Notice to Insurers dated January 13, 2014 (collectively the “Directives”), that we are liable for the downgradient impacts under a joint and severable liability theory. By letter dated April 23, 2015, NJDEP has demanded payment from us, and other parties, in the amount of approximately $296 thousand for costs incurred by NJDEP in connection with contamination downgradient of the property (the “Demand”). By letter dated January 29, 2016, we were informed that NJDEP has filed a lien against the property in connection with approximately $355 thousand in costs incurred by NJDEP in connection with contamination downgradient of the property. We have contested, and will continue to contest, any such assertions due to the existence of other entities/sources of contamination, some of which are named in the Directives and the Demand, in the area of the property. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, we believe we should be eligible to be reimbursed up to 75% of qualified remediation costs by the State of New Jersey. We have asked the state for clarification that the agreement applies to off-site work. Although the aggregate amount of additional costs that we may incur pursuant to the remediation cannot currently be ascertained, we do not currently believe that fulfillment of our obligations under the agreement or otherwise will result in costs that are material to our financial condition, results of operations or cash flows.

In July 2014, we received a subpoena from the District Attorney of the County of Alameda, along with other environmental prosecutorial offices in the State of California, seeking documents and information related to the handling, storage and disposal of hazardous waste. A complaint was subsequently filed and the District Attorney and the State Attorney General’s Office will seek injunctive and monetary relief. We are cooperating fully with the request and cannot predict the ultimate outcome of these efforts, although we have accrued all amounts we believe to be probable and reasonably estimable. We do not believe the ultimate resolution of this matter will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended May 4, 2019 were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
February 10, 2019 to March 9, 2019	132,909	$902.89	132,909	$514,589,702
March 10, 2019 to April 6, 2019	154,318	983.88	154,318	1,362,759,499
April 7, 2019 to May 4, 2019	184,930	1,050.05	184,930	1,168,573,029

Total	472,157	$987.00	472,157	$1,168,573,029

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by the Board. This program was most recently amended on March 20, 2019 to increase the repurchase authorization by $1.0 billion. This raised the total value of shares authorized to be repurchased to $21.9 billion. All of the above repurchases were part of this program. Subsequent to May 4, 2019, we have repurchased 108,418 shares of our common stock at an aggregate cost of $10.0 million.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are being filed herewith:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Seventh Amended and Restated By-Laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 19, 2018.

4.1	Officers’ Certificate dated April 18, 2019, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2024. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 18, 2019.

4.2	Officers’ Certificate dated April 18, 2019, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.750% Senior Notes due 2029. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 18, 2019.

4.3	Form of 3.125% Senior Note due 2024. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated April 18, 2019.

4.4	Form of 3.750% Senior Note due 2029. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 1, 2019.

*10.1	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Amended and Restated AutoZone, Inc. 2011 Equity Incentive Award Plan

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOZONE, INC.

June 7, 2019	By: /s/ WILLIAM T. GILES
Date	William T. Giles
Chief Financial Officer and Executive Vice President
Finance, Information Technology and Store Development
(Principal Financial Officer)

June 7, 2019	By: /s/ CHARLIE PLEAS, III
Date	Charlie Pleas, III Senior Vice President, Controller (Principal Accounting Officer)