Form 10-K
period 2019-08-31
AUTOZONE INC
filed 2019-10-28
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2019.

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

Registrant’s telephone number, including area code : (901) 495-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock ($0.01 par value)	AZO	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $21,723,299,587.

The number of shares of Common Stock outstanding as of October 21, 2019, was 23,827,496.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement to be filed within 120 days of August 31, 2019, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held December 18, 2019, are incorporated by reference into Part III.

Forward-Looking Statements

Certain statements contained in this annual report constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “seek,” “may,” “could” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand; energy prices; weather; competition; credit market conditions; cash flows; access to available and feasible financing; future stock repurchases; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; war and the prospect of war, including terrorist activity; inflation; the ability to hire, train and retain qualified employees; construction delays; the compromising of confidentiality, availability or integrity of information, including cyber-attacks; historic growth rate sustainability; downgrade of our credit ratings; damages to our reputation; challenges in international markets; failure or interruption of our information technology systems; origin and raw material costs of suppliers; impact of tariffs; anticipated impact of new accounting standards; and business interruptions. Certain of these risks and uncertainties are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of this Annual Report on Form 10-K for the year ended August 31, 2019, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results.

PART I

Item  1. Business

Introduction

AutoZone, Inc. (“AutoZone,” the “Company,” “we,” “our” or “us”) is the leading retailer, and a leading distributor, of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at August 31, 2019, operated 5,772 stores in the United States (U.S.), including Puerto Rico and Saint Thomas; 604 stores in Mexico; and 35 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 31, 2019, in 4,893 of our domestic stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in stores in Mexico and Brazil. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. Additionally, on www.duralastparts.com we provide product information on our Duralast branded product. We do not derive revenue from automotive repair or installation services.

At August 31, 2019, our stores were in the following locations:

Store Count
Alabama	116
Alaska	8
Arizona	150
Arkansas	66
California	624
Colorado	91
Connecticut	49
Delaware	16
Florida	362
Georgia	202
Hawaii	11
Idaho	30
Illinois	240
Indiana	156
Iowa	32
Kansas	54
Kentucky	98
Louisiana	126
Maine	14
Maryland	80
Massachusetts	82
Michigan	198
Minnesota	57
Mississippi	95
Missouri	116
Montana	14
Nebraska	23
Nevada	65
New Hampshire	23
New Jersey	108
New Mexico	62
New York	201

North Carolina	221
North Dakota	7
Ohio	270
Oklahoma	78
Oregon	48
Pennsylvania	198
Puerto Rico	48
Rhode Island	17
Saint Thomas	1
South Carolina	90
South Dakota	8
Tennessee	166
Texas	630
Utah	61
Vermont	2
Virginia	134
Washington	94
Washington, DC	5
West Virginia	44
Wisconsin	72
Wyoming	9

Total Domestic stores	5,772
Mexico	604
Brazil	35

Total stores	6,411

Marketing and Merchandising Strategy

We are dedicated to providing customers with superior service and trustworthy advice as well as quality automotive parts and products at a great value in conveniently located, well-designed stores. Key elements of this strategy are:

Customer Service

Customer service is the most important element in our marketing and merchandising strategy, which is based upon consumer marketing research. We emphasize that our AutoZoners (employees) should always put customers first by providing prompt, courteous service and trustworthy advice. Our electronic parts catalog assists in the selection of parts as well as identifying any associated warranties that are offered by us or our vendors. We sell automotive hard parts, maintenance items, accessories and non-automotive parts through www.autozone.com for pick-up in store or to be shipped directly to a customer’s home or business, with next day delivery covering approximately 85% of the U.S. population. Additionally, we offer a smartphone application that provides customers with store locations, driving directions, operating hours, product availability and ability to purchase products.

We also provide specialty tools through our Loan-A-Tool program. Customers can borrow a specialty tool, such as a steering wheel puller, for which a do-it-yourself (“DIY”) customer or a repair shop would have little or no use other than for a single job. AutoZoners also provide free services, including check engine light readings where allowed by law, battery charging, the collection of used oil for recycling and the testing of starters, alternators and batteries.

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

Towing

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

Pricing

We want to be the value leader in our industry, by consistently providing quality merchandise at the right price, backed by a satisfactory warranty and outstanding customer service. For many of our products, we offer multiple value choices in a good/better/best assortment, with appropriate price and quality differences from the “good” products to the “better” and “best” products. A key differentiating component versus our competitors is our exclusive line of in-house brands, which includes AutoZone, Duralast, Duralast Max, Duralast Gold, Duralast Platinum, Duralast ProPower, Duralast GT, Valucraft, SureBilt, ProElite and TruGrade. We believe that our overall value compares favorably to that of our competitors.

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

Commercial

Our commercial sales program operates in a highly fragmented market, and we are a leading distributor of automotive parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts in the Americas. As a part of the domestic store program, we offer credit and delivery to our customers, as well as online ordering through www.autozonepro.com. Through our hub stores, we offer a greater range of parts and products desired by professional technicians. We have dedicated sales teams focused on independent repair shops as well as national, regional and public sector commercial accounts.

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

Store managers, commercial sales managers and managers at various levels across the organization receive financial incentives through performance-based bonuses. In addition, our growth has provided opportunities for the promotion of qualified AutoZoners. We believe these opportunities are important to attract, motivate and retain high quality AutoZoners.

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

Our stores utilize our computerized proprietary Store Management System, which includes bar code scanning and point-of-sale data collection terminals. The Store Management System provides administrative assistance, as well as enhanced merchandising information and improved inventory control. We believe the Store Management System also enhances customer service through faster processing of transactions and simplified warranty and product return procedures.

Store Development

The following table reflects our location development during the past five fiscal years:

	Fiscal Year
	2019	2018	2017	2016	2015
Locations:
Beginning	6,202	6,029	5,814	5,609	5,391
Acquired(1)	—	—	—	—	17
Sold(2)	—	26	—	—	—
New	209	201	215	205	202
Closed	—	2	—	—	1

Net new	209	199	215	205	201

Relocated	2	7	5	6	5

Ending	6,411	6,202	6,029	5,814	5,609

(1)	17 Interamerican Motor Corporation (“IMC”) branches acquired on September 27, 2014.
(2)	26 IMC branches sold on April 4, 2018. See “Note M – Sale of Assets” for more information.

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

Purchasing and Supply Chain

Merchandise is selected and purchased for all stores through our store support centers located in Memphis, Tennessee; Monterrey, Mexico and Sao Paulo, Brazil. Additionally, we have an office in Shanghai, China to support our sourcing efforts in Asia. In fiscal 2019, one class of similar products accounted for approximately 13 percent of our total sales, and one vendor supplied approximately 12 percent of our purchases. No other class of similar products accounted for 10 percent or more of our total sales, and no other individual vendor provided more than 10 percent of our total purchases. We believe that alternative sources of supply exist, at similar costs, for most types of product sold. Most of our merchandise flows through our distribution centers to our stores by our fleet of tractors and trailers or by third-party trucking firms. The distribution centers replenish all stores up to multiple times per week depending on store sales volumes.

We ended fiscal 2019 with 205 total domestic hub stores, which have a larger assortment of products as well as regular replenishment items that can be delivered to a store in its network within 24 hours. Hub stores are generally replenished from distribution centers multiple times per week. Hub stores have increased our ability to distribute products on a timely basis to many of our stores and to expand our product assortment.

As a subset, we ended fiscal 2019 with 35 domestic mega hubs, an increase of 11 since fiscal 2018. Mega hubs work in concert with our hubs to drive customer satisfaction through improved local parts availability and expanded product assortments. A mega hub store carries inventory of 70,000 to 110,000 unique SKUs, approximately twice what a hub store carries. Mega hubs provide coverage to both surrounding stores and other hub stores multiple times a day or on an overnight basis. Currently, we have over 5,500 domestic stores with access to mega hub inventory. A majority of these 5,500 stores currently receive their service on an overnight basis, but as we expand our mega hubs, more of them will receive this service same day and many will receive it multiple times per day.

Competition

The sale of automotive parts, accessories and maintenance items is highly competitive in many areas, including name recognition, product availability, customer service, store location and price. AutoZone competes in the aftermarket auto parts industry, which includes both the retail DIY and commercial do-it-for-me (“DIFM”) auto parts and products markets.

Our competitors include national, regional and local auto parts chains, independently owned parts stores, online automotive parts stores or marketplaces, wholesale distributors, jobbers, repair shops, car washes and auto dealers, in addition to discount and mass merchandise stores, hardware stores, supermarkets, drugstores, convenience stores, home stores and other retailers that sell aftermarket vehicle parts and supplies, chemicals, accessories, tools and maintenance parts. AutoZone competes on the basis of customer service, including the knowledge and expertise of our AutoZoners; merchandise quality, selection and availability; product warranty; store layouts, location and convenience; price; and the strength of our AutoZone brand name, trademarks and service marks.

Trademarks and Patents

We have registered several service marks and trademarks in the United States Patent and Trademark Office as well as in certain other countries, including our service marks: “AutoZone,” “AutoZone Rewards,” “Get in the Zone,” “Parts Are Just Part of What We Do,” “ProVantage,” “The Best Parts in Auto Parts,” “Zone” and trademarks: “ALLDATA Collision,” “ALLDATA Manage,” “ALLDATA Mobile,” “ALLDATA Repair,” “ALLDATA Tech-Assist,” “AutoZone,” “AutoZone & Design,” “Duralast,” “Duralast Aero Blade,” “Duralast Flex Blade,” “Duralast Gold,” “Duralast Gold Cmax,” “Duralast GT,” “Duralast Platinum,” “Duralast ProPower,” “Duralast ProPower Plus,” “Duralast ProPower Ultra,” “Duralast ProPower AGM,” “Duralast Max,” “Econocraft,” “Loan-A-Tool,” “ProElite,” “ProElite & Design,” “SureBilt,” “TruGrade,” “Valucraft,” “V & Design,” and “Z-net.” We believe that these service marks and trademarks are important components of our marketing and merchandising strategies.

Employees

As of August 31, 2019, we employed approximately 96,000 persons, approximately 58 percent of whom were employed full-time. About 90 percent of our AutoZoners were employed in stores or in direct field supervision, approximately 5 percent in distribution centers and approximately 5 percent in store support and other functions. Included in the above numbers are approximately 10,000 persons employed in our Mexico and Brazil operations.

We have never experienced any material labor disruption and believe that relations with our AutoZoners are good.

Seasonality

Our business is somewhat seasonal in nature, with the highest sales typically occurring in the spring and summer months of February through September, in which average weekly per-store sales historically have been about 10% to 20% higher than in the slower months of December and January. During short periods of time, a store’s sales can be affected by weather conditions. Extremely hot or extremely cold weather may enhance sales by causing parts to fail; thereby increasing sales of seasonal products. Mild or rainy weather tends to soften sales, as parts failure rates are lower in mild weather and elective maintenance is deferred during periods of rainy weather. Over the longer term, the effects of weather balance out, as we have locations throughout the Americas.

AutoZone Websites

AutoZone’s primary website is at www.autozone.com. We make available, free of charge, at www.autozone.com, by clicking “Investor Relations” located at the bottom of the page, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably feasible after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“the SEC”). Our website and the information contained therein or linked thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Information about our Executive Officers

The following list describes our executive officers, which are elected by and serve at the discretion of the Board of Directors. The title of each executive officer includes the words “Customer Satisfaction” which reflects our commitment to customer service.

William C. Rhodes, III, 54—Chairman, President and Chief Executive Officer, Customer Satisfaction

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

William T. Giles, 60—Chief Financial Officer and Executive Vice President – Finance, Information Technology and Store Development, Customer Satisfaction

William T. Giles was named Chief Financial Officer during May 2006. He has also held other responsibilities at various times including Executive Vice President of Finance, Information Technology, ALLDATA and Store Development. From 1991 to May 2006, he held several positions with Linens N’ Things, Inc., most recently as the Executive Vice President and Chief Financial Officer. Prior to 1991, he was with Melville, Inc. and PricewaterhouseCoopers. Mr. Giles is a member of the Board of Directors for Brinker International.

Mark A. Finestone, 58—Executive Vice President – Merchandising, Supply Chain and Marketing, Customer Satisfaction

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

Thomas B. Newbern, 57—Executive Vice President – Store Operations, Commercial, Loss Prevention and ALLDATA, Customer Satisfaction

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

Philip B. Daniele, 50—Senior Vice President – Commercial, Customer Satisfaction

Philip B. Daniele was elected Senior Vice President – Commercial during November 2015. Prior to that, he was Vice President – Commercial since 2013 and Vice President – Merchandising from 2008 to 2013. Previously, he was Vice President – Store Operations from 2005 to 2008. From 1993 until 2008, Mr. Daniele served in various capacities within the Company.

Preston B. Frazer, 43—Senior Vice President – Store Operations, Customer Satisfaction

Preston B. Frazer was named Senior Vice President, Store Operations in October 2019. Prior to that he was Vice President, Stores and Store Operations Support since 2018 and Vice President, Loss Prevention from 2015 to 2018. Previously, he was Vice President, Internal Audit from 2010 to 2015. From 2006 to 2010, Mr. Frazer served in various capacities within the Company. Prior to joining AutoZone, Mr. Frazer was a senior manager with KPMG, LLP.

Ronald B. Griffin, 65—Senior Vice President and Chief Information Officer, Customer Satisfaction

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

William R. Hackney, 54—Senior Vice President – Merchandising, Customer Satisfaction

William R. Hackney was named Senior Vice President, Merchandising in October 2015. His career with AutoZone began in 1983, and he has held several key management roles within the Company, including Vice President – Store Operations Support and Vice President – Merchandising.

Domingo J. Hurtado, 58—Senior Vice President – International, Customer Satisfaction

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

Mitchell C. Major, 50—Senior Vice President – Supply Chain, Customer Satisfaction

Mitchell C. Major was named Senior Vice President – Supply Chain in November 2018. Previously, he served as Vice President – Commercial Support since September 2016 and prior to that he held the title of President, ALLDATA. Mr. Major joined AutoZone in 2005. Prior to AutoZone, Mr. Major worked for Family Dollar, Inc.

Charlie Pleas, III, 54—Senior Vice President and Controller, Customer Satisfaction

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

Albert Saltiel, 55—Senior Vice President – Marketing and E-Commerce, Customer Satisfaction

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

Richard C. Smith, 55—Senior Vice President – Human Resources, Customer Satisfaction

Richard C. Smith was elected Senior Vice President – Human Resources in December 2015. He has been an AutoZoner since 1985, previously holding the position of Vice President of Stores since 1997. Prior thereto, he served in various capacities within the Company.

Kristen C. Wright, 43—Senior Vice President – General Counsel & Secretary, Customer Satisfaction

Kristen C. Wright was named Senior Vice President – General Counsel & Secretary effective January 2014. She previously held the title of Vice President – Assistant General Counsel & Assistant Secretary since January 2012. Before joining AutoZone, she was a partner with the law firm of Bass, Berry & Sims PLC.

Item 1A. Risk Factors

Our business is subject to a variety of risks and uncertainties. The risks and uncertainties described below could materially and adversely affect our business, financial condition, operating results, cash flows and stock price. The following information should be read in conjunction with the other information contained in this report and other filings that we make with the SEC. These risks and uncertainties are not the only ones we face. Our business could also be affected by additional factors that are presently unknown to us or that we currently believe to be immaterial to our business.

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

•	technological advances. Advances in automotive technology, such as electric vehicles, and parts design can result in cars needing maintenance less frequently and parts lasting longer.

•	the number of miles vehicles are driven annually. Higher vehicle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices, ride sharing and other factors.

•	the quality of the vehicles manufactured by the original vehicle manufacturers and the length of the warranties or maintenance offered on new vehicles.

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

Consumers are embracing shopping online and through mobile commerce applications. With the increasing use of digital tools and social media, and our competitors’ increased focus on optimizing customers’ online experience, our customers are quickly able to compare prices, product assortment and feedback from other customers before purchasing our products either online, in the physical stores or through a combination of both offerings. We believe that we compete effectively on the basis of merchandise availability as a result of investments in inventory available for immediate sale, the development of a robust hub and mega hub distribution network providing efficient access to obtain products required on-demand, options to order products online or by telephone and pick them up in stores and options for special orders directly from our vendors. We also offer hassle-free returns to our customers. In addition, we believe that customers value the personal interaction with a salesperson that is qualified to offer trustworthy advice and provide other free services such as parts testing.

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

We have increased our store count in the past five fiscal years, growing from 5,391 stores at August 30, 2014, to 6,411 stores at August 31, 2019, an average store increase per year of 4%. Additionally, we have increased annual revenues in the past five fiscal years from $9.475 billion in fiscal 2014 to $11.864 billion in fiscal 2019, an average increase per year of 5%. Annual revenue growth is driven by the opening of new stores, the development of new commercial programs and increases in same store sales. We open new stores only after evaluating customer buying trends and market demand/needs, all of which could be adversely affected by persistent unemployment, wage cuts, small business failures and microeconomic conditions unique to the automotive industry. Same store sales are impacted both by customer demand levels and by the prices we are able to charge for our products, which can also be negatively impacted by economic pressures. We cannot provide any assurance that we will continue to open stores at historical rates or continue to achieve increases in same store sales.

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

A downgrade in our credit ratings or a general disruption in the credit markets could make it more difficult for us to access funds, refinance our debt, obtain new funding or issue debt securities.

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

Macroeconomic conditions impact both our customers and our suppliers. Job growth in the U.S. was stagnated and unemployment was at historically high levels during the Great Recession; however, in recent years, the unemployment rate has improved to below pre-recession levels. Moreover, the U.S. government continues to operate under historically large deficits and debt burden. Continued distress in global credit markets, business failures, inflation, foreign exchange rate fluctuations, significant geo-political conflicts, proposed or additional tariffs, continued volatility in energy prices and other factors continue to affect the global economy. Moreover, rising energy prices could impact our merchandise distribution, commercial delivery, utility and product costs. Over the short-term, such factors could positively impact our business. Over a longer period of time, these macroeconomic and geo-political conditions could adversely affect our sales growth, margins and overhead. These could adversely affect our financial condition and operations.

Our business depends upon hiring, training and retaining qualified employees.

We believe that much of our brand value lies in the quality of the approximately 96,000 AutoZoners employed in our stores, distribution centers, store support centers and ALLDATA. Our workforce costs represent our largest operating expense, and our business is subject to employment laws and regulations, including requirements related to minimum wage and benefits. In addition, the implementation of potential regulatory changes relating to overtime exemptions and benefits for certain employees under federal and state laws could result in increased labor costs to our business and negatively impact our operating results. We cannot be assured that we can continue to hire, train and retain qualified employees at current wage rates since we operate in a competitive labor market and there is a risk of market increases in compensation.

If we are unable to hire, properly train and retain qualified employees, we could experience higher employment costs, reduced sales, regulatory noncompliance, losses of customers and diminution of our brand, which could adversely affect our earnings. If we do not maintain competitive wages, our customer service could suffer due to a declining quality of our workforce or, alternatively, our earnings could decrease if we increase our wage rates. A violation or change in employment and labor laws (including changes in existing employment benefit programs such as health insurance) could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Risks associated with products sourced outside the U.S.

We directly imported approximately 14% of our purchases in fiscal 2019, but many of our domestic vendors directly import their products or components of their products. Changes to the price or flow of these goods for any reason, such as political unrest or acts of war, currency fluctuations, disruptions in maritime lanes, port labor disputes and economic conditions and instability in the countries in which foreign suppliers are located, the financial instability of suppliers, failure to meet our standards, issues with labor practices of our suppliers or labor problems they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials to suppliers, increased import duties or tariffs, merchandise quality or safety issues, transport availability and cost, increases in wage rates and taxes, transport security, inflation and other factors relating to the suppliers and the countries in which they are located or from which they import, often are beyond our control and could adversely affect our operations and profitability. In addition, the foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, import limitations on certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade and port labor agreements are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our business and financial performance. As we or our domestic vendors increase our imports of merchandise from foreign vendors, the risks associated with these imports will also increase.

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

In addition, we extensively utilize our hub network, our supply chain and logistics management techniques to efficiently stock our locations. We have made, and plan to continue to make, significant investments in our supply chain to improve our ability to provide the best parts at the right price and to meet consumer product needs. If we fail to effectively utilize our existing hubs and/or supply chains or if our investments in our supply chain initiatives, including directly sourcing some products from outside the U.S., do not provide the anticipated benefits, we could experience sub-optimal inventory levels in our locations or increases in our operating costs, which could adversely affect our sales volume and/or our margins.

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

Our business, like that of most retailers and distributors, involves the receipt, storage and transmission of personal information about our customers, suppliers and AutoZoners, some of which is entrusted to third-party service providers and vendors. Failure to protect the security of our customers’, suppliers’, employees’ and Company information could subject us to costly regulatory enforcement actions, expose us to litigation and impair our reputation, which may have a negative impact on our sales. We consider information security to be a top priority and undertake cyber-security planning and activities throughout the Company. Senior management and the Board of Directors are actively engaged in cyber-security risk management. While we and our third-party service providers and vendors take significant steps to protect customer, supplier, employee and other confidential information, including maintaining compliance with payment card industry standards and a security program that includes updating technology and security policies, employee training and monitoring and routine testing of our systems, these security measures may be breached in the future due to cyber-attack, employee error, system compromises, fraud, trickery, hacking or other intentional or unintentional acts, and unauthorized parties may obtain access to this data. We believe that our preventative actions provide adequate measures of protection against security breaches and generally reduce our cyber-security risks. However, our business or our third party providers, with which we share sensitive information, may not discover a security breach or loss of information for a significant period after the security breach occurs. Failure to effectively respond to system compromises may undermine our security measures. The methods used to obtain unauthorized access are constantly evolving, and may be difficult to anticipate or detect for long periods of time. To date, we have not experienced a material breach of cyber-security; however, our computer systems have been, and will likely continue to be, subjected to unauthorized access or phishing attempts, computer viruses, malware, ransomware or other malicious codes. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, compliance with these requirements could also result in significant additional costs. There can be no assurance that our security measures will prevent or limit the impact of a future incident. The cost to remediate damages to our systems suffered as a result of a cyber-attack could be significant.

We accept payments using a variety of methods, including cash, checks, credit, debit, electronic payments (such as PayPal, Apple Pay, etc.) and gift cards, and we may offer new payment options over time, which may have information security risk implications. As a retailer accepting debit and credit cards for payment, we are subject to various industry data protection standards and protocols, such as the American National Standards Institute encryption standards and payment network security operating guidelines and Payment Card Industry Data Security Standard. Even though we comply with these standards and protocols and other information security measures, we cannot be certain that the security measures we maintain to protect all of our information technology systems are able to prevent, contain or detect any cyber-attacks, cyber terrorism, or security breaches from known cyber-attacks or malware that may be developed in the future.

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

We have invested in information-technology risk management and disaster recovery plans. Although these plans are in place, we must provide ongoing monitoring and consistently revise our plans as technologies change rapidly and our efforts to overcome security risks continue to become increasingly more complex and concentrated.

Our business, results of operations, financial condition and cash flows may be affected by environmental, tax and employment laws or other governmental actions.

We are subject to various laws and governmental regulations which may impact our business. We could be impacted by environmental laws and regulations, including initiatives to limit greenhouse gas emissions and bills related to climate change. Although we are not certain that these initiatives will become regulations, if the regulations become enacted, they could adversely impact our costs.

Our business is subject to changes in tax laws and regulations which could impact our overall tax liability. Governments may issue guidance or enact tax laws which could result in changes to our tax position and adversely impact our results of operations, financial condition and cash flows.

Our business, financial condition, results of operations and cash flows may be affected by litigation.

We are involved in lawsuits, regulatory investigations, governmental and other legal procedures, arising out of the ordinary course of business. Legal action may be material and may adversely affect our business, results of operations, financial condition and cash flows.

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

Our business is in the process of developing and implementing various information systems, as well as modifying existing systems. These technological changes will require significant investment of human and financial resources, and our business may experience significant delays, costs increases and other obstacles with these projects. Although we have invested significant resources during our planning, project management and training, implementation issues may arise which may disrupt our operations and negatively impact our business operations, financial condition and cash flows.

Business interruptions may negatively impact our location hours, operability of our computer and other systems, availability of merchandise and otherwise have a material negative effect on our sales and our business.

War or acts of terrorism, political unrest, unusual weather conditions, hurricanes, tornadoes, windstorms, fires, earthquakes, floods and other natural or other disasters or the threat of any of them, may result in certain of our locations being closed for a period of time or permanently or have a negative impact on our ability to obtain merchandise available for sale in our locations. Some of our merchandise is imported from other countries. If imported goods become difficult or impossible to bring into the U.S., and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be negatively affected.

In the event that commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty transporting merchandise to our distribution centers and locations resulting in lost sales and/or a potential loss of customer loyalty. Transportation issues could also cause us to cancel purchase orders if we are unable to receive merchandise in our distribution centers.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table reflects the square footage and number of leased and owned properties for our stores as of August 31, 2019:

	No. of Stores	Store Square Footage
Leased	3,398	22,160,926
Owned	3,013	20,365,525

Total	6,411	42,526,451

We have approximately 5.7 million square feet in distribution centers servicing our stores, of which approximately 1.8 million square feet is leased and the remainder is owned. Our 12 distribution centers are located in Arizona, California, Florida, Georgia, Illinois, Ohio, Pennsylvania, Tennessee, Texas, Washington and two in Mexico. Our primary store support center is located in Memphis, Tennessee, and consists of approximately 320,000 square feet. We also have three additional store support centers located in Monterrey, Mexico; Chihuahua, Mexico and Sao Paulo, Brazil. Our Internal Sourcing Office is located in Shanghai, China. The ALLDATA headquarters in Elk Grove, California is leased, and we also own or lease other properties that are not material in the aggregate.

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

In July 2014, we received a subpoena from the District Attorney of the County of Alameda, along with other environmental prosecutorial offices in the State of California, seeking documents and information related to the handling, storage and disposal of hazardous waste; a Complaint regarding the matter was subsequently filed by the District Attorney and the State Attorney General’s Office. The Company cooperated fully with the District Attorney and the State Attorney General’s Office to resolve the matter in fiscal 2019 without a finding of liability on the part of the Company. The amount the Company agreed to pay was within the amount previously accrued by the Company for the matter.

Arising out of an April 2016 letter from the California Air Resources Board (“CARB”), one of our formerly-owned subsidiaries was sued in March 2018 by CARB and the State of California seeking penalties, among other relief, for alleged violations of the California Health and Safety Code, Title 13 of the California Code of Regulations and the California Vehicle Code related to the sale and advertisement of certain aftermarket motor vehicle pollution control parts in the State of California. On February 26, 2018, we completed our transaction to sell substantially all the assets, net of assumed liabilities related to our AutoAnything operations. As part of the sale, we retained the liability related to this lawsuit. The Company cooperated fully with CARB and the State Attorney General’s Office to resolve the matter in fiscal 2019 without a finding of liability on the part of the Company. The amount the Company agreed to pay was within the amount previously accrued by the Company for the matter.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “AZO.” On October 21, 2019, there were 2,112 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.

We currently do not pay a dividend on our common stock. Our ability to pay dividends is subject to limitations imposed by Nevada law. Any future payment of dividends would be dependent upon our financial condition, capital requirements, earnings and cash flow.

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on October 7, 2019, to increase the repurchase authorization by $1.250 billion, bringing total value of authorized share repurchases to $23.2 billion.

Shares of common stock repurchased by the Company during the quarter ended August 31, 2019, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
May 5, 2019, to June 1, 2019	108,418	$1,014.58	108,418	$1,058,574,234
June 2, 2019, to June 29, 2019	103,332	1,093.45	103,332	945,586,095
June 30, 2019, to July 27, 2019	136,426	1,147.37	136,426	789,054,681
July 28, 2019, to August 31, 2019	285,688	1,093.02	285,688	476,792,875

Total	633,864	$1,091.37	633,864	$476,792,875

The Company also repurchased, at market value, an additional 17,201, 11,816 and 12,455 shares in fiscal years 2019, 2018 and 2017, respectively, from employees electing to sell their stock under the Company’s Sixth Amended and Restated Employee Stock Purchase Plan (the “Employee Plan”), qualified under Section 423 of the Internal Revenue Code, under which all eligible employees may purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the Employee Plan, 11,011, 14,523 and 14,205 shares were sold to employees in fiscal 2019, 2018 and 2017, respectively. At August 31, 2019, 152,766 shares of common stock were reserved for future issuance under the Employee Plan.

Once executives have reached the maximum purchases under the Employee Plan, the Sixth Amended and Restated Executive Stock Purchase Plan (the “Executive Plan”) permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases by executives under the Executive Plan were 1,483, 1,840 and 1,865 shares in fiscal 2019, 2018 and 2017, respectively. At August 31, 2019, 236,565 shares of common stock were reserved for future issuance under the Executive Plan.

Stock Performance Graph

The graph below presents changes in the value of AutoZone’s stock as compared to Standard & Poor’s 500 Composite Index (“S&P 500”) and to Standard & Poor’s Retail Index (“S&P Retail Index”) for the five-year period beginning August 30, 2014 and ending August 31, 2019.

Item 6. Selected Financial Data

(in thousands, except per share data, same store sales and selected operating data)	Fiscal Year Ended August
2019(1)	2018(2)	2017	2016	2015
Income Statement Data
Net sales	$11,863,743	$11,221,077	$10,888,676	$10,635,676	$10,187,340
Cost of sales, including warehouse and delivery expenses	5,498,742	5,247,331	5,149,056	5,026,940	4,860,309

Gross profit	6,365,001	5,973,746	5,739,620	5,608,736	5,327,031
Operating, selling, general and administrative expenses	4,148,864	4,162,890	3,659,551	3,548,341	3,373,980

Operating profit	2,216,137	1,810,856	2,080,069	2,060,395	1,953,051
Interest expense, net	184,804	174,527	154,580	147,681	150,439

Income before income taxes	2,031,333	1,636,329	1,925,489	1,912,714	1,802,612
Income tax expense(3)	414,112	298,793	644,620	671,707	642,371

Net income(3)	$1,617,221	$1,337,536	$1,280,869	$1,241,007	$1,160,241

Diluted earnings per share(3)	$63.43	$48.77	$44.07	$40.70	$36.03

Weighted average shares for diluted earnings per share(3)	25,498	27,424	29,065	30,488	32,206

Same Store Sales
Increase in domestic comparable store net sales(4)	3.0%	1.8%	0.5%	2.4%	3.8%
Balance Sheet Data
Current assets	$5,028,685	$4,635,869	$4,611,255	$4,239,573	$3,970,294
Working capital (deficit)	(483,456)	(392,812)	(155,046)	(450,747)	(742,579)
Total assets	9,895,913	9,346,980	9,259,781	8,599,787	8,102,349
Current liabilities	5,512,141	5,028,681	4,766,301	4,690,320	4,712,873
Debt	5,206,344	5,005,930	5,081,238	4,924,119	4,624,876
Long-term capital leases	123,659	102,013	102,322	102,451	87,639
Stockholders’ (deficit)	(1,713,851)	(1,520,355)	(1,428,377)	(1,787,538)	(1,701,390)
Selected Operating Data
Number of locations at beginning of year	6,202	6,029	5,814	5,609	5,391
Acquired locations(5)	—	—	—	—	17
Sold locations(6)	—	26	—	—	—
New locations	209	201	215	205	202
Closed locations	—	2	—	—	1

Net new locations	209	199	215	205	201

Relocated locations	2	7	5	6	5

Number of locations at end of year	6,411	6,202	6,029	5,814	5,609

AutoZone domestic commercial programs	4,893	4,741	4,592	4,390	4,141
Inventory per location (in thousands)	$674	$636	$644	$625	$610
Total AutoZone store square footage (in thousands)	42,526	41,066	39,684	38,198	36,815
Average square footage per AutoZone store	6,633	6,621	6,611	6,600	6,587
Increase in AutoZone store square footage	3.6%	3.5%	3.9%	3.8%	3.9%
Average net sales per AutoZone store (in thousands)	$1,847	$1,778	$1,756	$1,773	$1,761
Net sales per AutoZone store average square foot	$279	$269	$266	$269	$268
Total employees at end of year (in thousands)	96	89	87	84	81
Inventory turnover(7)	1.3	x	1.3	x	1.4	x	1.4	x	1.4	x
Accounts payable to inventory ratio	112.6%	111.8%	107.4%	112.8%	112.9%
After-tax return on invested capital(8)	35.7%	32.1%	29.9%	31.3%	31.2%
Adjusted debt to EBITDAR(9)	2.5	2.5	2.6	2.5	2.5
Net cash provided by operating activities (in thousands)(3)	$2,128,513	$2,080,292	$1,570,612	$1,641,060	$1,573,018
Cash flow before share repurchases and changes in debt (in thousands)(10)	$1,758,672	$1,596,367	$1,017,585	$1,166,987	$1,018,440
Share repurchases (in thousands)	$2,004,896	$1,592,013	$1,071,649	$1,452,462	$1,271,416
Number of shares repurchased (in thousands)	2,182	2,398	1,495	1,903	2,010

(1)	The fiscal year ended August 31, 2019 consisted of 53 weeks.
(2)

Fiscal 2018 was negatively impacted by pension termination charges of $130.3 million (pre-tax) recognized in the fourth quarter and asset impairments of $193.2 million (pre-tax) recognized in the second quarter of fiscal 2018. See “Note L – Pension and Savings Plans” and “Note M – Sale of Assets” of the Notes to Consolidated Financial Statements for more information. Fiscal 2018 also includes a benefit to net income related to the Tax Cuts and Jobs Act (“Tax Reform”). See “Note D- Income Taxes” of the Notes to Consolidated Financial Statements for more information.

(3)

Fiscal 2019, 2018 and 2017 include excess tax benefits from stock option exercises of $46.0 million, $31.3 million and $31.2 million, respectively, related to the adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting. The Company adopted ASU 2016-09 effective August 28, 2016 and applied the recognition of excess tax deficiencies and tax benefits in the income statement on a prospective basis. Income tax expense, net income and diluted earnings per share amounts presented for prior periods were not restated. The Company applied ASU 2016-09 relating to the presentation of the excess tax benefits on the Consolidated Statements of Cash Flows retrospectively. Prior period amounts for net cash provided by operating activities for all years presented above were restated to conform to the current period presentation.

(4)

The domestic comparable sales increases are based on sales for all AutoZone domestic stores open at least one year. Same store sales are computed on a 52-week basis. Relocated stores are included in the same store sales computation based on the year the original store was opened. Closed store sales are included in the same store sales computation up to the week it closes, and excluded from the computation for all periods subsequent to closing. All sales through our www.autozone.com website, including consumer direct ship-to-home sales, are also included in the computation.

(5)	17 IMC branches were acquired on September 27, 2014.
(6)	26 IMC branches were sold on April 4, 2018. See “Note M – Sale of Assets” of the Notes to Consolidated Financial Statements for more information.
(7)	Inventory turnover is calculated as cost of sales divided by the average merchandise inventory balance over the trailing 5 quarters.
(8)

After-tax return on invested capital is defined as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). For fiscal 2019, after-tax operating profit was adjusted for the impact of the revaluation of deferred tax liabilities, net of repatriation tax. For fiscal 2018, after-tax operating profit was adjusted for impairment charges, pension termination charges and the impact of the revaluation of deferred tax liabilities, net of repatriation tax. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are the leading retailer, and a leading distributor, of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at August 31, 2019, operated 5,772 stores in the U.S., including Puerto Rico and Saint Thomas; 604 stores in Mexico; and 35 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 31, 2019, in 4,893 of our domestic stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in stores in Mexico and Brazil. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We do not derive revenue from automotive repair or installation services.

Executive Summary

For fiscal 2019, we achieved record net income of $1.617 billion, a 20.9% increase over the prior year, and sales growth of $642.7 million, a 5.7% increase over the prior year. Both our retail sales and commercial sales grew this past year, as we continue to make progress on our initiatives that are aimed at improving our ability to say yes to our customers more frequently, drive traffic to our stores and accelerate our commercial growth.

Our business is impacted by various factors within the economy that affect both our consumer and our industry, including but not limited to fuel costs, wage rates and other economic conditions. Given the nature of these macroeconomic factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

One macroeconomic factor affecting our customers and our industry during fiscal 2019 was gas prices. During fiscal 2019, the average price per gallon of unleaded gasoline in the U.S. was $2.63 per gallon, compared to $2.67 per gallon during fiscal 2018. We believe fluctuations in gas prices impact our customers’ level of disposable income. With approximately 12 billion gallons of unleaded gas consumption each month across the U.S., each $1 decrease at the pump contributes approximately $12 billion of additional spending capacity to consumers each month. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

We have also experienced accelerated pressure on wages in the U.S. during fiscal 2019. Some of this is attributed to regulatory changes in certain states and municipalities, while the larger portion is being driven by general market pressures with lower unemployment rates and some specific actions taken in recent years by other retailers. The regulatory changes are going to continue, as evidenced by the areas that have passed legislation to increase their wages substantially over the next few years, but we are still assessing to what degree these changes will impact our earnings growth in future periods.

During fiscal 2019, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 85% of total sales, with failure related categories continuing to comprise our largest set of categories. While we have not experienced any fundamental shifts in our category sales mix as compared to previous years, in our domestic stores we did experience a slight increase in mix of sales of the failure category as compared to last year. We believe the improvement in this sales category was driven by differences in regional weather patterns and improved merchandise assortments due to the products we have added over the last year. Our sales mix can be impacted by severe or unusual weather over a short term period. Over the long term, we believe the impact of the weather on our sales mix is not significant.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road.

Miles Driven

We believe that as the number of miles driven increases, consumers’ vehicles are more likely to need service and maintenance, resulting in an increase in the need for automotive hard parts and maintenance items. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen certain time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. Since the beginning of the fiscal year and through July 2019 (latest publicly available information), miles driven in the U.S. increased by 0.8% compared to the same period in the prior year.

Seven Year Old or Older Vehicles

New vehicles sales increased 0.2% during 2019 as compared to the prior calendar year. We estimate vehicles are driven an average of approximately 12,500 miles each year. In seven years, the average miles driven equates to approximately 87,500 miles. Our experience is that at this point in a vehicle’s life, most vehicles are not covered by warranties and increased maintenance is needed to keep the vehicle operating.

According to the latest data provided by the Auto Care Association, as of January 1, 2019, the average age of vehicles on the road was 11.8 years. For the eighth consecutive year, the average age of vehicles has exceeded 11 years.

We expect the aging vehicle population to continue to increase as consumers keep their cars longer in an effort to save money. As the number of seven year old or older vehicles on the road increases, we expect an increase in demand for the products we sell.

Results of Operations

Fiscal 2019 Compared with Fiscal 2018

For the fiscal year ended August 31, 2019, we reported net sales of $11.864 billion compared with $11.221 billion for the year ended August 25, 2018, a 5.7% increase from fiscal 2018. This growth was driven primarily by net sales of $410.5 million from new domestic stores, the additional 53rd week sales of $238.6 million and a domestic same store sales increase of 3.0% partially offset by the impact of the sale of two businesses in the prior year. Same store sales are computed on a 52-week basis. Domestic commercial sales increased $348.6 million, or 15.7%, over domestic commercial sales for fiscal 2018 which benefited $51.3 million from the additional week of sales.

At August 31, 2019, we operated 5,772 domestic stores, 604 in Mexico and 35 in Brazil, compared with 5,618 domestic stores, 564 in Mexico and 20 in Brazil at August 25, 2018. We reported a total auto parts segment (domestic, Mexico, Brazil and IMC through April 4, 2018) sales increase of 6.3% for fiscal 2019.

Gross profit for fiscal 2019 was $6.365 billion, or 53.7% of net sales, a 41 basis point increase compared with $5.974 billion, or 53.2% of net sales for fiscal 2018. The increase in gross margin was primarily attributable to the favorable impact of the sale of two businesses completed in the prior year (+37 basis points).

Operating, selling, general and administrative expenses for fiscal 2019 decreased to $4.149 billion, or 35.0% of net sales, from $4.163 billion, or 37.1% of net sales for fiscal 2018. The decrease in operating expenses, as a percentage of sales, was primarily due to last year’s impairment charges of $193.2 million related to the sale of two businesses and pension plan termination charges of $130.3 million, partially offset by increased domestic store payroll (-66 basis points) in 2019. See “Note L – Pension and Savings Plan” and “Note M – Sale of Assets” in the Notes to Consolidated Financial Statements.

Interest expense, net for fiscal 2019 was $184.8 million compared with $174.5 million during fiscal 2018. This increase was primarily due to higher debt levels and an additional week of interest incurred due to the 53rd week. Average borrowings for fiscal 2019 were $5.097 billion, compared with $4.997 billion for fiscal 2018, and weighted average borrowing rates were 3.2% for fiscal 2019 and fiscal 2018.

Our effective income tax rate was 20.4% of pre-tax income for fiscal 2019 compared to 18.3% for fiscal 2018. The higher tax rate resulted primarily from net impacts of the enactment of Tax Reform (see “Note D - Income Taxes” in the Notes to Consolidated Financial Statements).

Net income for fiscal 2019 increased by 20.9% to $1.617 billion, and diluted earnings per share increased 30.1% to $63.43 from $48.77 in fiscal 2018. The impact on the fiscal 2019 diluted earnings per share from stock repurchases was an increase of $1.83.

Fiscal 2018 Compared with Fiscal 2017

A discussion of changes in our results of operations from fiscal 2017 to fiscal 2018 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended August 25, 2018, filed with the SEC on October 24, 2018, which is available free of charge on the SECs website at www.sec.gov and at www.autozone.com, by clicking “Investor Relations” located at the bottom of the page.

Quarterly Periods

Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consisted of 17 weeks in 2019 and 16 weeks in 2018 and 2017. Because the fourth quarter contains seasonally high sales volume and consists of 16 or 17 weeks, compared with 12 weeks for each of the first three quarters, our fourth quarter represents a disproportionate share of the annual net sales and net income. The fourth quarter of fiscal year 2019 represented 33.6% of annual sales and 35.0% of net income; and the fourth quarter of fiscal year 2018 represented 31.7% of annual sales and 29.9% of net income; and the fourth quarter of fiscal year 2017 represented 32.3% of annual sales and 33.9% of net income.

Income Taxes

On December 22, 2017, the U.S. government enacted Tax Reform into law. Tax Reform significantly revises the U.S. federal corporate income tax by, among other things, lowering the statutory federal corporate rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries, and changing how foreign earnings are subject to U.S. federal tax. Also in December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when the registrant does not have the necessary information available, prepared and analyzed in reasonable detail to complete the accounting for certain income tax effects of Tax Reform.

During the year ended August 25, 2018, we recorded provisional tax benefit of $131.5 million related to Tax Reform, comprised of a $157.3 million remeasurement of our net Deferred Tax Asset (“DTA”), offset by $25.8 million of transition tax. During the year ended August 31, 2019, the Company completed its analysis of Tax Reform and recorded adjustments to the previously-recorded provisional amounts, resulting in an $8.8 million tax benefit, primarily related to transition tax on accumulated earnings of foreign subsidiaries.

Beginning with the year ending August 31, 2019, we are subject to a new tax on global intangible low-taxed income (“GILTI”) that is imposed on foreign earnings. We have made the election to record this tax as a period cost, thus we have not adjusted the deferred tax assets or liabilities of our foreign subsidiaries for the new tax. Net impacts for GILTI were immaterial and are included in the provision for income taxes for the year ending August 31, 2019.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. Net cash provided by operating activities was $2.129 billion in 2019, $2.080 billion in 2018 and $1.571 in 2017. Cash flows from operations are favorable compared to last year primarily due to the timing of payment of accounts payable and growth in net income partially due to the additional week of sales in the current year.

Our primary capital requirement has been the funding of our continued new-location development program and the building of new distribution centers. Net cash flows used in investing activities were $491.8 million in fiscal 2019, compared to $521.9 million in fiscal 2018 and $553.6 million in fiscal 2017. We invested $496.1 million in capital assets in fiscal 2019, compared to $521.8 million in fiscal 2018 and $553.8 million in fiscal 2017. We had new location openings of 209 for fiscal 2019, 201 for fiscal 2018 and 215 for fiscal 2017. The decrease in capital expenditures from fiscal 2018 to fiscal 2019 was attributable to one distribution center opening in fiscal 2018 and none constructed in fiscal 2019. We opened two distribution centers in fiscal 2017. We invest a portion of our assets held by our wholly owned insurance captive in marketable debt securities. We purchased $55.5 million in marketable debt securities in fiscal 2019, $104.5 million in fiscal 2018 and $85.7 million in fiscal 2017. We had proceeds from the sale of marketable debt securities of $53.1 million in fiscal 2019, $69.6 million in fiscal 2018 and $83.0 million in fiscal 2017.

Net cash used in financing activities was $1.674 billion in 2019, $1.632 billion in 2018 and $914.3 million in 2017. The net cash used in financing activities reflected purchases of treasury stock which totaled $2.005 billion for fiscal 2019, $1.592 billion for fiscal 2018 and $1.072 billion for fiscal 2017. The treasury stock purchases in fiscal 2019, 2018 and 2017 were primarily funded by cash flows from operations. The Company issued $750 million of new debt in fiscal 2019 compared to none in fiscal 2018 and $600 million for fiscal 2017. In fiscal 2019 the proceeds from the issuance of debt were used to repay a portion of our outstanding commercial paper borrowings and our $250 million Senior Notes due in April 2019 and for other general corporate purposes. In fiscal 2018, we used commercial paper borrowings to repay our $250 million Senior Notes due in August 2018. In fiscal 2017, the proceeds from the issuance of debt were used for the repayment of a portion of our outstanding commercial paper borrowings, which were used to repay the $400 million Senior Notes due in January 2017.

In fiscal 2019, we made net repayments of commercial paper and short term borrowings in the amount of $295.3 million. Net proceeds from the issuance of commercial paper and short-term borrowings for fiscal 2018 were $170.2 million and net repayments of commercial paper and short-term borrowings for fiscal 2017 were $42.4 million.

During fiscal 2020, we expect to increase the investment in our business as compared to fiscal 2019. Our investments are expected to be directed primarily to new locations, supply chain infrastructure, enhancements to existing locations and investments in technology. The amount of investments in our new locations is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States, Mexico or Brazil, or located in urban or rural areas. During fiscal 2019 and 2018, our capital expenditures decreased by approximately 5% and 6%, respectively, compared to the prior year period. In fiscal 2017, our capital expenditures increased by approximately 13% as compared to the prior year.

In addition to the building and land costs, our new locations require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate. In recent years, we initiated a variety of strategic tests focused on increasing inventory availability, which increased our inventory per location. Many of our vendors have supported our initiative to update our product assortments by providing extended payment terms. These extended payment terms have allowed us to continue our high accounts payable to inventory ratio. We had an accounts payable to inventory ratio of 112.6% at August 31, 2019 and 111.8% at August 25, 2018. The increase from fiscal 2018 to fiscal 2019 was primarily due to more favorable vendor terms.

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

Our cash balances are held in various locations around the world. As of August 31, 2019, and August 25, 2018, cash and cash equivalents of $49.9 million and $98.8 million, respectively, were held outside of the U.S. and were generally utilized to support the liquidity needs in our foreign operations.

For the fiscal year ended August 31, 2019, our after-tax return on invested capital (“ROIC”) was 35.7% as compared to 32.1% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). For fiscal 2019, after-tax operating profit was adjusted for the Tax Reform’s impact on the revaluation of deferred tax liabilities, net of the repatriation tax. For fiscal 2018, after-tax operating profit was adjusted for impairment charges, pension termination charges and Tax Reform’s impact on the revaluation of deferred tax liabilities, net of the repatriation tax. The increase in ROIC in fiscal 2019 is primarily due to the increase in net income due to the additional week of operations. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Debt Facilities

We entered into a Master Extension, New Commitment and Amendment Agreement dated as of November 18, 2017 (the “Extension Amendment”) to the Third Amended and Restated Credit Agreement dated as of November 18, 2016, as amended, modified, extended or restated from time to time (the “Revolving Credit Agreement”). Under the Extension Amendment: (i) our borrowing capacity under the Revolving Credit Agreement was increased from $1.6 billion to $2.0 billion; (ii) our option to increase the borrowing capacity under the Revolving Credit Agreement was “refreshed” and the amount of such option remained at $400 million; (iii) the maximum borrowing under the Revolving Credit Agreement may, at our option, subject to lenders approval, be increased from $2.0 billion to $2.4 billion; (iv) the termination date of the Revolving Credit Agreement was extended from November 18, 2021 until November 18, 2022; and (v) we have the option to make one additional written request of the lenders to extend the termination date then in effect for an additional year. Under the Revolving Credit Agreement, we may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both.

Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the Revolving Credit Agreement, depending upon our senior, unsecured, (non-credit enhanced) long-term debt ratings. Interest accrues on base rate loans as defined in the Revolving Credit Agreement. As of August 31, 2019, we had $3.3 million of outstanding letters of credit under the Revolving Credit Agreement.

The Revolving Credit Agreement requires that our consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.5:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. Our consolidated interest coverage ratio as of August 31, 2019 was 5.7:1.

As of August 31, 2019, our $1.030 billion of commercial paper borrowings were classified as long-term in the Consolidated Balance Sheets as we have the ability and intent to refinance them on a long-term basis through available capacity in our revolving credit facilities. As of August 31, 2019, we had $1.997 billion of availability under our $2.0 billion revolving credit facility, which would allow us to replace these short-term obligations with long-term financing facilities.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. In fiscal 2019, we amended our existing letter of credit facility to decrease the amount that can be requested in letters of credit from $75 million to $25 million effective June 2019. This amendment also extended the maturity date from June 2019 to June 2022. As of August 31, 2019, we had $25.0 million in letters of credit outstanding under the letter of credit facility.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $72.9 million in letters of credit outstanding as of August 31, 2019. These letters of credit have various maturity dates and were issued on an uncommitted basis.

On April 18, 2019, we issued $300 million in 3.125% Senior Notes due April 2024 and $450 million in 3.750% Senior Notes due April 2029 under our automatic shelf registration statement on Form S-3, filed with the SEC on April 4, 2019 (File No. 333-230719) (the “2019 Shelf Registration”). Proceeds from the debt issuance were used to repay a portion of our outstanding commercial paper borrowings, the $250 million in 1.625% Senior Notes due in April 2019 and for other general corporate purposes.

On April 18, 2017, we issued $600 million in 3.750% Senior Notes due June 2027 under our shelf registration statement filed with the SEC on April 15, 2015 (the “2015 Shelf Registration”). Proceeds from the debt issuance were used for general corporate purposes.

The senior notes contain a provision that repayment of the senior notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our senior notes contain minimal covenants, primarily restrictions on liens, sale and leaseback transactions and consolidations, mergers and the sale of assets. Under our revolving credit facility, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs.

As of August 31, 2019, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

For the fiscal years ended August 31, 2019 and August 26, 2018, our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.5:1. We calculate adjusted debt as the sum of total debt, capital lease obligations and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based compensation expense to net income. For fiscal 2018, net income was adjusted to exclude impairment charges and pension termination charges before tax impact as these charges are not reflective of ongoing operations. We target our debt levels to a specified ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings and believe this is important information for the management of our debt levels.

To the extent EBITDAR continues to grow in future years, we expect our debt levels to increase; conversely, if EBITDAR declines, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors (the “Board”). On September 26, 2018, the Board voted to increase the authorization by $1.25 billion. On March 20, 2019, the Board voted to increase the authorization by $1.0 billion. This raised the total value of shares authorized to be repurchased to $21.9 billion. From January 1998 to August 31, 2019, we have repurchased a total of 146.9 million shares at an aggregate cost of $21.423 billion. We repurchased 2.2 million shares of common stock at an aggregate cost of $2.005 billion during fiscal 2019, 2.4 million shares of common stock at an aggregate cost of $1.592 billion during fiscal 2018 and 1.5 million shares of common stock at an aggregate cost of $1.072 billion during fiscal 2017. Considering cumulative repurchases as of August 31, 2019, we had $476.8 million remaining under the Board’s authorization to repurchase our common stock.

For the fiscal year ended August 31, 2019, cash flow before share repurchases and changes in debt was $1.759 billion as compared to $1.596 billion during the comparable prior year period. Cash flow before share repurchases and changes in debt is calculated as the net increase or decrease in cash and cash equivalents less net increases or decreases in debt plus share repurchases. We use cash flow before share repurchases and changes in debt to calculate the cash flows remaining and available in an effort to increase shareholder value in the form of share repurchases. We believe this is important information regarding our allocation of available capital where we prioritize investments in the business and utilize the remaining funds to repurchase shares, while maintaining debt levels that support our investment grade credit ratings. If we allowed these funds to accumulate on our balance sheet instead of repurchasing our shares, we believe our earnings per share and stock price would be negatively impacted. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

On October 7, 2019, the Board voted to authorize the repurchase of an additional $1.25 billion of our common stock in connection with our ongoing share repurchase program. Since the inception of the repurchase program in 1998, the Board has authorized $23.2 billion in share repurchases. Subsequent to August 31, 2019, we have repurchased 259,384 shares of common stock at an aggregate cost of $284.6 million. Considering the cumulative repurchases and the increase in authorization subsequent to August 31, 2019, we have $1.44 billion remaining under the Board’s authorization to repurchase its common stock.

Financial Commitments

The following table shows our significant contractual obligations as of August 31, 2019:

(in thousands)	Total Contractual Obligations	Payment Due by Period
		Less than 1 year	Between 1-3 years	Between 3-5 years	Over 5 years
Debt(1)	$5,230,000	$1,030,000	$1,250,000	$1,100,000	$1,850,000
Interest payments(2)	751,813	143,250	250,250	168,438	189,875
Operating leases(3)	2,197,092	315,424	583,343	474,081	824,244
Capital leases(4)	182,720	56,246	90,773	35,701	—
Self-insurance reserves(5)	242,991	89,250	77,508	34,393	41,840
Construction commitments	37,969	37,969	—	—	—

	$8,642,585	$1,672,139	$2,251,874	$1,812,613	$2,905,959

(1)	Debt balances represent principal maturities, excluding interest, discounts, and debt issuance costs.
(2)	Represents obligations for interest payments on long-term debt.
(3)	Operating lease obligations are inclusive of amounts accrued within deferred rent and closed store obligations reflected in our Consolidated Balance Sheets.
(4)	Capital lease obligations include related interest.
(5)

Self-insurance reserves reflect estimates based on actuarial calculations. Although these obligations do not have scheduled maturities, the timing of future payments are predictable based upon historical patterns. Accordingly, we reflect the net present value of these obligations in our Consolidated Balance Sheets.

Our tax liability for uncertain tax positions, including interest and penalties, was $20.5 million at August 31, 2019. Approximately $1.8 million is classified as current liabilities and $18.7 million is classified as long-term liabilities. We did not reflect these obligations in the table above as we are unable to make an estimate of the timing of payments of the long-term liabilities due to uncertainties in the timing and amounts of the settlement of these tax positions.

Off-Balance Sheet Arrangements

The following table reflects outstanding letters of credit and surety bonds as of August 31, 2019:

(in thousands)	Total Other Commitments
Standby letters of credit	$101,172
Surety bonds	36,685

$137,857

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

Reconciliation of Non-GAAP Financial Measure: Cash Flow Before Share Repurchases and Changes in Debt

The following table reconciles net increase (decrease) in cash and cash equivalents to cash flow before share repurchases and changes in debt, which is presented in “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands)	2019	2018	2017	2016	2015
Net cash provided by/(used in):
Operating activities(1)	$2,128,513	$2,080,292	$1,570,612	$1,641,060	$1,573,018
Investing activities	(491,846)	(521,860)	(553,599)	(505,835)	(567,911)
Financing activities(1)	(1,674,088)	(1,632,154)	(914,329)	(1,116,528)	(944,597)
Effect of exchange rate changes on cash	(4,103)	(1,724)	852	(4,272)	(9,686)

Net (decrease)/increase in cash and cash equivalents	(41,524)	(75,446)	103,536	14,425	50,824
Less: (Decrease)/increase in debt, excluding deferred financing costs	204,700	(79,800)	157,600	299,900	303,800
Plus: Share repurchases	2,004,896	1,592,013	1,071,649	1,452,462	1,271,416

Cash flow before share repurchases and changes in debt	$1,758,672	$1,596,367	$1,017,585	$1,166,987	$1,018,440

(1)

The Company adopted the provisions of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting, as of August 28, 2016. We have applied ASU 2016-09 relating to the presentation of the excess tax benefits on the Consolidated Statements of Cash Flows retrospectively. Prior period amounts for net cash provided by operating and financing activities for fiscal 2015 presented above were restated to conform to the current period presentation.

Reconciliation of Non-GAAP Financial Measure: After-tax ROIC

The following table calculates the percentage of ROIC. ROIC is calculated as after-tax operating profit (excluding rent) divided by invested capital (which includes a factor to capitalize operating leases). The ROIC percentages are presented in “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands, except percentages)	2019(1)	2018(2)	2017	2016	2015
Net income	$1,617,221	$1,337,536	$1,280,869	$1,241,007	$1,160,241
Adjustments:
Impairment before tax	—	193,162	—	—	—
Pension termination charges before tax	—	130,263	—	—	—
Interest expense	184,804	174,527	154,580	147,681	150,439
Rent expense	332,726	315,580	302,928	280,490	269,458
Tax effect(3)	(105,576)	(211,806)	(153,265)	(150,288)	(149,483)
Deferred tax liabilities, net of repatriation tax(4)	(6,340)	(132,113)	—	—	—

After-tax return	$2,022,835	$1,807,149	$1,585,112	$1,518,890	$1,430,655

Average debt(5)	$5,126,286	$5,013,678	$5,061,502	$4,820,402	$4,458,114
Average stockholders’ (deficit)(5)	(1,615,339)	(1,433,196)	(1,730,559)	(1,774,329)	(1,619,596)
Rent x 6(6)	1,996,358	1,893,480	1,817,568	1,682,940	1,616,748
Average capital lease obligations(5)	162,591	156,198	150,066	131,008	126,096

Invested capital	$5,669,896	$5,630,160	$5,298,577	$4,860,021	$4,581,362

ROIC	35.7%	32.1%	29.9%	31.3%	31.2%

(1)	The fiscal year ended August 31, 2019 consisted of 53 weeks.
(2)	For fiscal 2018, after-tax operating profit was adjusted for impairment charges and pension settlement charges.
(3)

For fiscal 2019, the effective tax rate was 20.4%. The effective tax rate during fiscal 2018 was 24.2% for impairment, 28.1% for pension termination and 26.2% for interest and rent expense. For fiscal 2017, 2016, and 2015 the effective tax rate was 33.5%, 35.1% and 35.6%, respectively.

(4)	For fiscal 2018 and 2019, after-tax operating profit was adjusted for the impact of the revaluation of deferred tax liabilities, net of repatriation tax.
(5)	All averages are computed based on trailing five quarters.
(6)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.

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

	Fiscal Year Ended August
(in thousands, except ratios)	2019(1)	2018(2)	2017	2016	2015
Net income	$1,617,221	$1,337,536	$1,280,869	$1,241,007	$1,160,241
Add: Impairment before tax	—	193,162	—	—	—
Pension termination charges before tax	—	130,263	—	—	—
Interest expense	184,804	174,527	154,580	147,681	150,439
Income tax expense	414,112	298,793	644,620	671,707	642,371

EBIT	2,216,137	2,134,281	2,080,069	2,060,395	1,953,051
Add: Depreciation and amortization expense	369,957	345,084	323,051	297,397	269,919
Rent expense	332,726	315,580	302,928	280,490	269,458
Share-based expense	43,255	43,674	38,244	39,825	40,995

EBITDAR	$2,962,075	$2,838,619	$2,744,292	$2,678,107	$2,533,423

Debt	$5,206,344	$5,005,930	$5,081,238	$4,924,119	$4,624,876
Capital lease obligations	179,905	154,303	150,456	147,285	128,167
Rent x 6	1,996,358	1,893,480	1,817,568	1,682,940	1,616,748

Adjusted debt	$7,382,607	$7,053,713	$7,049,262	$6,754,344	$6,369,791

Adjusted debt to EBITDAR	2.5	2.5	2.6	2.5	2.5

(1)	The fiscal year ended August 31, 2019 consisted of 53 weeks.
(2)	For fiscal 2018, net income was adjusted to exclude impairment charges and pension termination charges before tax.

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

Self-Insurance Reserves

We retain a significant portion of the risks associated with workers’ compensation, general, products liability, property and vehicle liability; and we obtain third party insurance to limit the exposure related to certain of these risks. Our self-insurance reserve estimates totaled $207.0 million at August 31, 2019, and $203.1 million at August 25, 2018. This change is primarily reflective of our growing operations, including inflation, increases in healthcare costs, the number of vehicles and the number of hours worked, as well as our historical claims experience.

The assumptions made by management in estimating our self-insurance reserves include consideration of historical cost experience, judgments about the present and expected levels of cost per claim and retention levels. We utilize various methods, including analyses of historical trends and use of a specialist, to estimate the cost to settle reported claims and claims incurred but not yet reported. The actuarial methods develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. When estimating these liabilities, we consider factors, such as the severity, duration and frequency of claims, legal costs associated with claims, healthcare trends and projected inflation of related factors. In recent history, our methods for determining our exposure have remained consistent, and our historical trends have been appropriately factored into our reserve estimates. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly.

Management believes that the various assumptions developed and actuarial methods used to determine our self- insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management, and as a result these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about healthcare costs, the severity of accidents and the incidence of illness, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be overstated or understated. For instance, a 10% change in our self-insurance liability would have affected net income by approximately $16.3 million for fiscal 2019.

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

If the discount rate used to calculate the present value of these reserves changed by 25 basis points, net income would have been affected by approximately $1.3 million for fiscal 2019. Our liability for health benefits is classified as current, as the historical average duration of claims is approximately six weeks.

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

We regularly review our tax reserves for these items and assess the adequacy of the amount we have recorded. As of August 31, 2019, we had approximately $20.5 million reserved for uncertain tax positions.

We evaluate exposures associated with our various tax filings by estimating a liability for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

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

Vendor Allowances

We receive various payments and allowances from our vendors through a variety of programs and arrangements, including allowances for warranties, advertising and general promotion of vendor products. Vendor allowances are treated as a reduction of the cost of inventory, unless they are provided as a reimbursement of specific, incremental, identifiable costs incurred by the Company in selling the vendor’s products. Approximately 87% of the vendor funds received are recorded as a reduction of the cost of inventories and recognized as a reduction to cost of sales as these inventories are sold.

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

The fair value of our debt was estimated at $5.419 billion as of August 31, 2019, and $4.948 billion as of August 25, 2018, based on the quoted market prices for the same or similar debt issues or on the current rates available to us for debt having the same remaining maturities. Such fair value is greater than the carrying value of debt by $212.7 million at August 31, 2019, which reflects its face amount, adjusted for any unamortized debt issuance costs and discounts. At August 25, 2018, the fair value was less than the carrying value of debt by $57.5 million.

We had $1.030 billion of variable rate debt outstanding at August 31, 2019, and $1.325 billion of variable rate debt outstanding at August 25, 2018. In fiscal 2019, at this borrowing level for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable impact on our pre-tax earnings and cash flows of approximately $10.3 million. The primary interest rate exposure on variable rate debt is based on LIBOR.

We had outstanding fixed rate debt of $4.176 billion, net of unamortized debt issuance costs of $23.7 million, at August 31, 2019, and $3.681 billion, net of unamortized debt issuance costs of $19.4 million, at August 25, 2018. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by approximately $190.3 million at August 31, 2019.

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

We view our investments in Mexican subsidiaries as long-term. As a result, we generally do not hedge these net investments. The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the year-end exchange rates was $328.8 million at August 31, 2019 and $590.7 million at August 25, 2018. The year-end exchange rates with respect to the Mexican peso decreased by approximately 7% and approximately 6% with respect to the U.S. dollar during fiscal 2019 and fiscal 2018. The loss in value of our net assets in the Mexican subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at August 31, 2019 and August 25, 2018, would have been approximately $29.9 million and approximately $53.7 million, respectively. Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the foreign currency translation component of Accumulated Other Comprehensive Loss, unless the Mexican subsidiaries are sold or otherwise disposed.

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of August 31, 2019, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of August 31, 2019.

Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting as of August 31, 2019 is included in this Annual Report on Form 10-K.

/s/ WILLIAM C. RHODES, III
William C. Rhodes, III
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ WILLIAM T. GILES
William T. Giles
Chief Financial Officer and Executive
Vice President – Finance, Information
Technology and Store Development
(Principal Financial Officer)

Certifications

Compliance with NYSE Corporate Governance Listing Standards

On December 20, 2018, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Rule 13a-14(a) Certifications of Principal Executive Officer and Principal Financial Officer

The Company has filed, as exhibits to its Annual Report on Form 10-K for the fiscal year ended August 31, 2019, the certifications of its Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AutoZone, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AutoZone Inc.’s internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AutoZone, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of AutoZone, Inc. as of August 31, 2019 and August 25, 2018, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended August 31, 2019, and the related notes and our report dated October 28, 2019, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Memphis, Tennessee

October 28, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AutoZone, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AutoZone, Inc. (the Company) as of August 31, 2019 and August 25, 2018, the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended August 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2019 and August 25, 2018, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 28, 2019, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Self-insurance Reserves

Description of the Matter	At August 31, 2019, the Company’s self-insurance reserve estimate was $207 million. As more fully described in Note A of the consolidated financial statements, the Company retains a significant portion of the risks associated with workers’ compensation, general liability, products liability, property and vehicle insurance. Accordingly, the Company utilizes various methods, including analyses of historical trends and actuarial methods, to estimate the costs of these risks.

How We Addressed the Matter in Our Audit

Auditing the self-insurance reserve is complex and required the involvement of specialists due to the judgmental nature of estimating the costs to settle reported claims and claims incurred but not yet reported. There are a number of factors and/or assumptions (e.g., severity, duration and frequency of claims, projected inflation of related factors, and the risk-free rate) used in the measurement process which have a significant effect on the estimated self-insurance reserve.

We evaluated the design and tested the operating effectiveness of the Company’s controls over the self-insurance reserve process. For example, we tested controls over management’s review of the self-insurance reserve calculations, the significant actuarial assumptions and the data inputs provided to the actuary.

To evaluate the self-insurance reserve, our audit procedures included, among others, assessing the methodologies used, evaluating the significant actuarial assumptions discussed above and testing the completeness and the accuracy of the underlying claims data used by the Company. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the self-insurance reserve from the prior year due to changes in these assumptions. In addition, we involved our actuarial specialists to assist in assessing the valuation methodologies and significant assumptions used in the valuation analysis, we evaluated management’s methodology for determining the risk-free interest rate utilized in measuring the net present value of the long-term portion of the self-insurance reserve, we compared the significant assumptions used by management to industry accepted actuarial assumptions and we compared the Company’s reserve to a range developed by our actuarial specialists based on assumptions developed by the specialists.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1988.

Memphis, Tennessee

October 28, 2019

AutoZone, Inc. Consolidated Statements of Income

	Year Ended
(in thousands, except per share data)	August 31, 2019 (53 weeks)	August 25, 2018 (52 weeks)	August 26, 2017 (52 weeks)
Net sales	$11,863,743	$11,221,077	$10,888,676
Cost of sales, including warehouse and delivery expenses	5,498,742	5,247,331	5,149,056

Gross profit	6,365,001	5,973,746	5,739,620
Operating, selling, general and administrative expenses	4,148,864	4,162,890	3,659,551

Operating profit	2,216,137	1,810,856	2,080,069
Interest expense, net	184,804	174,527	154,580

Income before income taxes	2,031,333	1,636,329	1,925,489
Income tax expense	414,112	298,793	644,620

Net income	$1,617,221	$1,337,536	$1,280,869

Weighted average shares for basic earnings per share	24,966	26,970	28,430
Effect of dilutive stock equivalents	532	454	635

Weighted average shares for diluted earnings per share	25,498	27,424	29,065
Basic earnings per share	$64.78	$49.59	$45.05

Diluted earnings per share	$63.43	$48.77	$44.07

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Statements of Comprehensive Income

	Year Ended
(in thousands)	August 31, 2019 (53 weeks)	August 25, 2018 (52 weeks)	August 26, 2017 (52 weeks)
Net income	$1,617,221	$1,337,536	$1,280,869
Other comprehensive income (loss):
Pension liability adjustments, net of taxes(1)(4)	—	72,376	16,514
Foreign currency translation adjustments	(36,699)	(53,085)	35,198
Unrealized gains (losses) on marketable debt securities, net of taxes(2)	1,464	(862)	(131)
Net derivative activity, net of taxes(3)	1,718	323	1,391

Total other comprehensive (loss) income	(33,517)	18,752	52,972

Comprehensive income	$1,583,704	$1,356,288	$1,333,841

(1)

Pension liability adjustments are presented net of taxes of $46,523 in 2018, which includes $13,122 related to the adoption of ASU 2018-02 - Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax effects from Accumulated Other Comprehensive Income (ASU 2018-02), and $10,542 in 2017.

(2)

Unrealized gains on marketable debt securities are presented net of taxes of $389 in 2019. Unrealized losses on marketable debt securities are presented net of tax benefit of $234 in 2018, and $69 in 2017.

(3)	Net derivative activities are presented net of taxes of $530 in 2019, $1,882 in 2018, which includes $1,367 related to the adoption of ASU 2018-02, and $814 in 2017.
(4)

On December 19, 2017, the Board approved a resolution to terminate both of the Company’s pension plans, effective March 15, 2018. During the fourth quarter of 2018, the Company completed the termination and no longer has any remaining defined benefit pension obligation.

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Balance Sheets

(in thousands)	August 31, 2019	August 25, 2018
Assets
Current assets:
Cash and cash equivalents	$176,300	$217,824
Accounts receivable	308,995	258,136
Merchandise inventories	4,319,113	3,943,670
Other current assets	224,277	216,239

Total current assets	5,028,685	4,635,869
Property and equipment:
Land	1,147,709	1,107,092
Buildings and improvements	3,895,559	3,698,010
Equipment	1,991,042	1,841,330
Leasehold improvements	552,018	504,656
Construction in progress	126,868	140,535

	7,713,196	7,291,623
Less: Accumulated depreciation and amortization	3,314,445	3,073,223

	4,398,751	4,218,400
Goodwill	302,645	302,645
Deferred income taxes	26,861	34,620
Other long-term assets	138,971	155,446

	468,477	492,711

	$9,895,913	$9,346,980

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,864,912	$4,409,372
Accrued expenses and other	621,932	606,894
Income taxes payable	25,297	12,415

Total current liabilities	5,512,141	5,028,681
Long-term debt	5,206,344	5,005,930
Deferred income taxes	311,980	285,204
Other long-term liabilities	579,299	547,520
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 25,445 shares issued and 24,038 shares outstanding in 2019 and 27,530 shares issued and 25,742 shares outstanding in 2018	254	275
Additional paid-in capital	1,264,448	1,155,426
Retained deficit	(1,305,347)	(1,208,824)
Accumulated other comprehensive loss	(269,322)	(235,805)
Treasury stock, at cost	(1,403,884)	(1,231,427)

Total stockholders’ deficit	(1,713,851)	(1,520,355)

	$9,895,913	$9,346,980

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Statements of Cash Flows

	Year Ended
(in thousands)	August 31, 2019 (53 weeks)	August 25, 2018 (52 weeks)	August 26, 2017 (52 weeks)
Cash flows from operating activities:
Net income	$1,617,221	$1,337,536	$1,280,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	369,957	345,084	323,051
Amortization of debt origination fees	8,162	8,393	8,369
Deferred income taxes	35,051	(124,261)	74,902
Share-based compensation expense	43,255	43,674	38,244
Pension plan contributions	—	(11,596)	(17,761)
Pension termination charges (refund)	(6,796)	130,263	—
Asset impairment	—	193,162	—
Changes in operating assets and liabilities:
Accounts receivable	(48,512)	7,534	7,795
Merchandise inventories	(394,147)	(188,782)	(236,807)
Accounts payable and accrued expenses	464,176	319,609	82,614
Income taxes payable	(10,489)	(6,438)	(3,659)
Other, net	50,635	26,114	12,995

Net cash provided by operating activities	2,128,513	2,080,292	1,570,612
Cash flows from investing activities:
Capital expenditures	(496,050)	(521,788)	(553,832)
Proceeds from sale of assets	—	35,279	—
Purchase of marketable debt securities	(55,538)	(104,536)	(85,711)
Proceeds from sale of marketable debt securities	53,140	69,644	82,993
Proceeds (payments) from disposal of capital assets and other, net	6,602	(459)	2,951

Net cash used in investing activities	(491,846)	(521,860)	(553,599)
Cash flows from financing activities:
Net (payments of) proceeds from commercial paper	(295,300)	170,200	(42,400)
Proceeds from issuance of debt	750,000	—	600,000
Repayment of debt	(250,000)	(250,000)	(400,000)
Net proceeds from sale of common stock	188,819	89,715	54,686
Purchase of treasury stock	(2,004,896)	(1,592,013)	(1,071,649)
Payments of capital lease obligations	(53,307)	(49,004)	(47,604)
Other, net	(9,404)	(1,052)	(7,362)

Net cash used in financing activities	(1,674,088)	(1,632,154)	(914,329)
Effect of exchange rate changes on cash	(4,103)	(1,724)	852

Net (decrease) increase in cash and cash equivalents	(41,524)	(75,446)	103,536
Cash and cash equivalents at beginning of year	217,824	293,270	189,734

Cash and cash equivalents at end of year	$176,300	$217,824	$293,270

Supplemental cash flow information:
Interest paid, net of interest cost capitalized	$153,371	$163,965	$135,331

Income taxes paid	$383,871	$427,161	$579,925

Assets acquired through capital lease	$147,699	$98,782	$84,011

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Statements of Stockholders’ Deficit

(in thousands)	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at August 27, 2016	30,329	$303	$1,054,647	$(1,602,186)	$ (307,529)	$(932,773)	$(1,787,538)
Net income				1,280,869			1,280,869
Total other comprehensive income					52,972		52,972
Purchase of 1,495 shares of treasury stock						(1,071,649)	(1,071,649)
Retirement of treasury shares	(1,804)	(18)	(64,943)	(1,321,070)		1,386,031	—
Issuance of common stock under stock options and stock purchase plans	210	2	54,684				54,686
Share-based compensation expense			42,283				42,283

Balance at August 26, 2017	28,735	287	1,086,671	(1,642,387)	(254,557)	(618,391)	(1,428,377)
Net income				1,337,536			1,337,536
Total other comprehensive income					18,752		18,752
Purchase of 2,398 shares of treasury stock						(1,592,013)	(1,592,013)
Retirement of treasury shares	(1,512)	(15)	(60,500)	(918,462)		978,977	—
Issuance of common stock under stock options and stock purchase plans	307	3	89,712				89,715
Adoption of ASU 2018-02				14,489			14,489
Share-based compensation expense			39,543				39,543

Balance at August 25, 2018	27,530	275	1,155,426	(1,208,824)	(235,805)	(1,231,427)	(1,520,355)
Cumulative effect of adoption of ASU 2014-09				(6,773)			(6,773)

Balance at August 25, 2018, as adjusted	27,530	275	1,155,426	(1,215,597)	(235,805)	(1,231,427)	(1,527,128)
Net income				1,617,221			1,617,221
Total other comprehensive income					(33,517)		(33,517)
Purchase of 2,182 shares of treasury stock						(2,004,896)	(2,004,896)
Retirement of treasury shares	(2,563)	(26)	(125,442)	(1,706,971)		1,832,439	—
Issuance of common stock under stock options and stock purchase plans	478	5	195,185				195,190
Share-based compensation expense			39,279				39,279

Balance at August 31, 2019	25,445	$254	$1,264,448	$(1,305,347)	$(269,322)	$(1,403,884)	$(1,713,851)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

Business: AutoZone, Inc. (“AutoZone” or the “Company”) is the leading retailer, and a leading distributor, of automotive replacement parts and accessories in the Americas. At the end of fiscal 2019, the Company operated 5,772 stores in the United States, including Puerto Rico and Saint Thomas; 604 stores in Mexico; and 35 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At the end of fiscal 2019, 4,893 of the domestic stores had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. The Company also had commercial programs in stores in Mexico and Brazil. The Company also sells the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, the Company sells automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and its commercial customers can make purchases through www.autozonepro.com. Additionally, on www.duralastparts.com we provide product information on our Duralast branded product. The Company does not derive revenue from automotive repair or installation services.

Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks ending on the last Saturday in August. Fiscal 2019 represented 53 weeks. Fiscal 2018 and 2017 represented 52 weeks.

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

Cash and Cash Equivalents: Cash equivalents consist of investments with original maturities of 90 days or less at the date of purchase. Cash equivalents include proceeds due from credit and debit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash and cash equivalents were $59.4 million at August 31, 2019 and $51.0 million at August 25, 2018.

Cash balances are held in various locations around the world. Cash and cash equivalents of $49.9 million and $98.8 million were held outside of the U.S. as of August 31, 2019, and August 25, 2018, respectively, and were generally utilized to support the liquidity needs in foreign operations.

Accounts Receivable: Accounts receivable consists of receivables from commercial customers and vendors, and is presented net of an allowance for uncollectible accounts. AutoZone routinely grants credit to certain of its commercial customers. The risk of credit loss in its trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms and sales to a large number of customers, as well as the low dollar value per transaction for most of its sales. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable. Historically, credit losses have been within management’s expectations and the balance of the allowance for uncollectible accounts was $8.5 million at August 31, 2019, and $6.1 million at August 25, 2018.

Merchandise Inventories: Inventories are stated at the lower of cost or market. Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or market for domestic inventories and the weighted average cost method for Mexico and Brazil inventories stated at the lower of cost or net realizable value. Due to historical price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is to not write up inventory in excess of replacement cost. The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $404.9 million at August 31, 2019, and $452.4 million at August 25, 2018.

Marketable Debt Securities: The Company invests a portion of its assets held by the Company’s wholly owned insurance captive in marketable debt securities and classifies them as available-for-sale. The Company includes these debt securities within the Other current assets and Other long-term assets captions in the accompanying Consolidated Balance Sheets and records the amounts at fair market value, which is determined using quoted market prices at the end of the reporting period. A discussion of marketable debt securities is included in “Note E – Fair Value Measurements” and “Note F – Marketable Debt Securities.”

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

Foreign Currency: The Company accounts for its Mexican, Brazilian, Canadian, European, Chinese and German operations using the local market currency and converts its financial statements from these currencies to U.S. dollars. The cumulative loss on currency translation is recorded as a component of Accumulated Other Comprehensive Loss (Refer to “Note G – Accumulated Other Comprehensive Loss”) for additional information regarding the Company’s Accumulated Other Comprehensive Loss.

Self-Insurance Reserves:     The Company retains a significant portion of the risks associated with workers’ compensation, general liability, products liability, property and vehicle insurance. The Company obtains third party insurance to limit the exposure related to certain of these risks. The reserve for the Company’s liability associated with these risks totaled $207.0 million and $203.1 million at August 31, 2019 and August 25, 2018, respectively.

The assumptions made by management in estimating its self-insurance reserves include consideration of historical cost experience, judgments about the present and expected levels of cost per claim and retention levels. The Company utilizes various methods, including analyses of historical trends and use of a specialist, to estimate the costs to settle reported claims and claims incurred but not yet reported. The actuarial methods develop estimates of the future ultimate claim costs based on claims incurred as of the balance sheet date. When estimating these liabilities, the Company considers factors, such as the severity, duration and frequency of claims, legal costs associated with claims, healthcare trends and projected inflation of related factors.

The Company’s liabilities for workers’ compensation, general and product liability, property and vehicle claims do not have scheduled maturities; however, the timing of future payments is predictable based on historical patterns and is relied upon in determining the current portion of these liabilities. Accordingly, the Company reflects the net present value of the obligations it determines to be long-term using the risk-free interest rate as of the balance sheet date.

Deferred Rent: The Company recognizes rent expense on a straight-line basis over the course of the lease term, which includes any reasonably assured renewal periods, beginning on the date the Company takes physical possession of the property (see “Note O – Leases”). Differences between this calculated expense and cash payments are recorded as a liability within the Accrued expenses and other and Other long-term liabilities captions in the accompanying Consolidated Balance Sheets, based on the terms of the lease. Deferred rent approximated $159.9 million as of August 31, 2019, and $139.6 million as of August 25, 2018.

Financial Instruments: The Company has financial instruments, including cash and cash equivalents, accounts receivable, other current assets and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short maturities. A discussion of the carrying values and fair values of the Company’s debt is included in “Note I – Financing,” marketable debt securities is included in “Note F – Marketable Debt Securities,” and derivatives is included in “Note H – Derivative Financial Instruments.”

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

The Company’s performance obligations are typically satisfied when the customer takes possession of the merchandise. Revenue from retail customers is recognized when the customer leaves our store with the purchased products, typically at the point of sale or for E-commerce orders when the product is shipped. Revenue from commercial customers is recognized upon delivery, typically same-day. Payment from retail customers is at the point of sale and payment terms for commercial customers are based on the Company’s pre-established credit requirements and generally range from 1 to 30 days. Discounts, sales incentives and rebates are treated as separate performance obligations, and revenue allocated to these performance obligations is recognized as the obligations to the customer are satisfied. Additionally, the Company estimates and records gift card breakage as redemptions occur. The Company offers diagnostic and repair information software used in the automotive repair industry through ALLDATA. This revenue is recognized as services are provided. Revenue from these services are recognized over the life of the contract. See “Note R - Revenue Recognition” for further discussion.

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

The Company expenses advertising costs as incurred. Advertising expense, net of vendor promotional funds, was $87.5 million in fiscal 2019, $95.2 million in fiscal 2018, and $93.1 million in fiscal 2017. Vendor promotional funds, which reduced advertising expense, amounted to $32.2 million in fiscal 2019, $25.3 million in fiscal 2018, and $28.3 million in fiscal 2017.

Cost of Sales and Operating, Selling, General and Administrative Expenses: The following illustrates the primary costs classified in each major expense category:

Cost of Sales

•	Total cost of merchandise sold, including:

•	Freight expenses associated with moving merchandise inventories from the Company’s vendors to the distribution centers;

•	Vendor allowances that are not reimbursements for specific, incremental and identifiable costs

•	Costs associated with operating the Company’s supply chain, including payroll and benefit costs, warehouse occupancy costs, transportation costs and depreciation; and

•	Inventory shrinkage

Operating, Selling, General and Administrative Expenses

•	Payroll and benefit costs for store, field leadership and store support employees;

•	Occupancy costs of store and store support facilities;

•	Depreciation and amortization related to store and store support assets;

•	Transportation costs associated with field leadership, commercial sales force and deliveries from stores;

•	Advertising;

•	Self-insurance costs; and

•	Other administrative costs, such as credit card transaction fees, legal costs, supplies and travel and lodging

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

Earnings per Share: Basic earnings per share is based on the weighted average outstanding common shares. Diluted earnings per share is based on the weighted average outstanding common shares adjusted for the effect of common stock equivalents, which are primarily stock options. There were 90,314 stock options excluded from the diluted earnings per share calculation because they would have been anti-dilutive as of August 31, 2019. There were 847,279 stock options excluded for the year ended August 25, 2018, and 620,025 stock options excluded for the year ended August 26, 2017, because they would have been anti-dilutive.

Share-Based Payments: Share-based payments include stock option grants, restricted stock, restricted stock units, stock appreciation rights and other transactions under the Company’s equity incentive plans. The Company recognizes compensation expense for its share-based payments over the requisite service period based on the fair value of the awards. The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options. The value of restricted stock is based on the stock price of the award on the grant date. See “Note B – Share-Based Payments” for further discussion.

Risk and Uncertainties: In fiscal 2019, one class of similar products accounted for approximately 13 percent of the Company’s total revenues, and one vendor supplied approximately 12 percent of the Company’s total purchases. No other class of similar products accounted for 10 percent or more of total revenues, and no other individual vendor provided more than 10 percent of total purchases.

Recently Adopted Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU, along with subsequent ASUs issued to clarify certain provisions of ASU 2014-09, is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Companies that transition to this new standard may either retrospectively restate each prior reporting period or follow the modified retrospective method, which reflects the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company adopted this standard using the modified retrospective approach with its first quarter ended November 17, 2018. Results for the 17 and 53 weeks ended August 31, 2019 were presented under ASU 2014-09, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for the prior periods. The cumulative effect of the adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial condition, results of operations, cash flows, business processes, controls or systems. Refer to “Note R – Revenue Recognition.”

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

Recently Issued Accounting Pronouncements:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces the existing guidance in Accounting Standard Codification 840 (“ASC 840”), Leases and requires a two-fold approach for lessee accounting, under which a lessee will account for leases as finance leases or operating leases. For all leases with terms greater than 12 months, both lease classifications will result in the lessee recognizing a right-of-use asset (ROU) and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. The amendment will be effective for the Company at the beginning of its fiscal 2020 year, and early adoption is permitted. The Company will adopt this standard beginning our first quarter ending November 23, 2019. The guidance is required to be adopted using the modified retrospective approach, which provides an entity the option to apply the guidance at the beginning of the earliest comparative period presented, or at the beginning of the period in which it is adopted. The Company has elected to apply the guidance at the beginning of the period in which it is adopted. The Company intends to utilize the transition practical expedients under which the Company will not be required to reassess (i) whether expired or existing contracts are or contain leases as defined by the new standard, (ii) the classification of such leases, and (iii) whether previously capitalized initial direct costs would qualify for capitalization under the new standard.

The Company established a cross-functional implementation team to implement the new standard and identify new processes and controls to ensure compliance with the new standard. The implementation team has implemented ASU 2016-02 compliant lease accounting software and completed its internal evaluation of existing contractual arrangements. The Company is finalizing changes to its business processes and controls to support the adoption of the new standard. The Company currently expects to record consolidated ROU assets and lease liabilities of approximately $2.5 billion to $2.8 billion on the date of adoption.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 aims to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The amendment will be effective for the Company at the beginning of its fiscal 2020 year, and early adoption is permitted. The Company will adopt this standard beginning our first quarter ending November 23, 2019. The Company does not expect the provisions of ASU 2018-07 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt this standard beginning our first quarter ending November 21, 2020. The Company is currently evaluating the new guidance to determine the impact the adoption will have on the Company’s results of operations, cash flows and financial condition.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which was subsequently amended in November 2018 through ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments Credit Losses. ASU 2016-13 will require entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financial receivables, debt securities, and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities estimate their allowance for loss receivables that are current with respect to their payment terms. ASU 2016-13 will be effective for the Company at the beginning of its fiscal 2021 year. The Company will adopt this standard beginning our first quarter ending November 21, 2020. The Company is currently evaluating the new guidance to determine the impact the adoption will have on the Company’s results of operations, cash flows, and financial condition.

Note B – Share-Based Payments

Overview of Share-Based Payment Plans

The Company has several active and inactive equity incentive plans under which the Company has been authorized to grant share-based awards to key employees and non-employee directors. Awards under these plans have been in the form of restricted stock, restricted stock units, stock options, stock appreciation rights and other awards as defined by the plans. The Company also has an Employee Stock Purchase Plan that allows employees to purchase Company shares at a discount subject to certain limitations. The Company also has an Executive Stock Purchase Plan which permits all eligible executives to purchase AutoZone’s common stock at a discount up to twenty-five percent of his or her annual salary and bonus.

Amended and Restated AutoZone, Inc. 2011 Equity Incentive Award Plan

On December 15, 2010, the Company’s stockholders approved the 2011 Equity Incentive Award Plan (the “2011 Plan”), allowing the Company to provide equity-based compensation to non-employee directors and employees for their service to AutoZone or its subsidiaries or affiliates. Prior to the Company’s adoption of the 2011 Plan, equity-based compensation was provided to employees under the 2006 Stock Option Plan and to non-employee directors under the 2003 Director Compensation Plan (the “2003 Comp Plan”).

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

AutoZone, Inc. Director Compensation Program

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

2011 Director Compensation Program

In addition to the 2011 Plan, on December 15, 2010, the Company adopted the 2011 Director Compensation Program (the “2011 Program”), which stated that non-employee directors would receive their compensation in awards of restricted stock units under the 2011 Plan. Under the 2011 Program, restricted stock units were granted the first day of each calendar quarter. The number of restricted stock units granted each quarter was determined by dividing one-fourth of the amount of the annual retainer by the fair market value of the shares of common stock as of the grant date. The restricted stock units were fully vested on the date they are issued and are paid in shares of the Company’s common stock subsequent to the non-employee director ceasing to be a member of the Board. The 2011 Program replaced the 2003 Comp Plan.

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $43.3 million for fiscal 2019, $43.7 million for fiscal 2018 and $38.2 million for fiscal 2017. As of August 31, 2019, share-based compensation expense for unvested awards not yet recognized in earnings is $34.3 million and will be recognized over a weighted average period of 1.7 years.

General terms and methods of valuation for the Company’s share-based awards are as follows:

Stock Options

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

The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The following table presents the weighted average for key assumptions used in determining the fair value of options granted and the related share-based compensation expense:

	Year Ended
	August 31, 2019	August 25, 2018	August 26, 2017
Expected price volatility	21%	20%	18%
Risk-free interest rates	3.0%	1.9%	1.2%
Weighted average expected lives (in years)	5.6	5.1	5.1
Forfeiture rate	10%	10%	10%
Dividend yield	0%	0%	0%

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

The weighted average grant date fair value per share of options granted was $208.37 during fiscal 2019, $129.12 during fiscal 2018 and $139.80 during fiscal 2017. The intrinsic value of options exercised was $227.4 million in fiscal 2019, $123.1 million in fiscal 2018 and $93.9 million in fiscal 2017. The total fair value of options vested was $34.5 million in fiscal 2019, $35.7 million in fiscal 2018 and $34.7 million in fiscal 2017.

The Company generally issues new shares when options are exercised. The following table summarizes information about stock option activity for the year ended August 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – August 25, 2018	1,706,866	$534.74
Granted	172,750	774.33
Exercised	(471,216)	413.60
Cancelled	(59,089)	679.92

Outstanding – August 31, 2019	1,349,311	601.36	6.08	$675,097

Exercisable	793,266	528.85	4.88	454,415
Expected to vest	500,441	704.81	7.80	198,614
Available for future grants	547,519

Restricted Stock Units

Restricted stock unit awards are valued at the market price of a share of the Company’s stock on the date of grant and vest ratably on an annual basis over a four-year service period and are payable in shares of common stock on the vesting date. Compensation expense for grants of employee restricted stock units is recognized on a straight-line basis over the four-year service period, less estimated forfeitures, which are consistent with stock option forfeiture assumptions.

As of August 31, 2019, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $5.6 million, before income taxes, which we expect to recognize over an estimated weighted average period of 3.1 years.

Transactions related to restricted stock units for the fiscal year ended August 31, 2019 as follow:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at August 25, 2018	—	—
Granted	13,021	$786.08
Vested	(2,514)	838.34
Canceled or forfeited	(458)	772.80

Nonvested at August 31, 2019	10,049	$773.61

Stock Appreciation Rights

At August 31, 2019, the Company had $11.2 million of accrued compensation expense related to 10,206 outstanding units issued under the 2003 Comp Plan and prior plans. There was $13.6 million compensation expense accrued related to 17,710 outstanding units as of August 25, 2018. The decrease in outstanding units was due to the retirement of one director. As directors retire, this balance will be reduced. No additional shares of stock or units will be issued in future years under the 2003 Comp Plan.

Employee Stock Purchase Plan and Executive Stock Purchase Plan

The Company recognized $2.8 million in compensation expense related to the discount on the selling of shares to employees and executives under the various share purchase plans in fiscal 2019, $2.1 million in fiscal 2018 and $1.8 million in fiscal 2017. Under the Employee Plan, 11,011, 14,523 and 14,205 shares were sold to employees in fiscal 2019, 2018 and 2017 respectively. The Company repurchased 17,201 shares in fiscal 2019, 11,816 shares in fiscal 2018 and 12,455 shares in fiscal 2017 all at market value from employees electing to sell their stock. Purchases under the Executive Plan were 1,483 shares in fiscal 2019, 1,840 shares in fiscal 2018 and 1,865 shares in fiscal 2017. Issuances of shares under the Employee Plan are netted against repurchases and such repurchases are not included in share repurchases disclosed in “Note K – Stock Repurchase Program.” At August 31, 2019, 152,766 shares of common stock were reserved for future issuance under the Employee Plan and 236,565 shares of common stock were reserved for future issuance under the Executive Plan.

Note C – Accrued Expenses and Other

Accrued expenses and other consisted of the following:

(in thousands)	August 31, 2019	August 25, 2018
Accrued compensation, related payroll taxes and benefits	$170,321	$195,004
Property, sales, and other taxes	122,372	106,050
Medical and casualty insurance claims (current portion)	89,250	88,761
Capital lease obligations	56,246	52,290
Accrued interest	48,147	36,902
Accrued gift cards	38,658	27,401
Accrued sales and warranty returns	34,310	20,025
Other	62,628	80,461

	$621,932	$606,894

The Company retains a significant portion of the insurance risks associated with workers’ compensation, employee health, general, products liability, property and vehicle insurance. A portion of these self-insured losses is managed through a wholly owned insurance captive. The Company maintains certain levels for stop-loss coverage for each self-insured plan in order to limit its liability for large claims. The retained limits per claim type are $2.0 million for workers’ compensation, $3.0 million for auto liability, $21.5 million for property, $0.7 million for employee health, and $1.0 million for general and products liability.

Note D – Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Year Ended
(in thousands)	August 31, 2019	August 25, 2018	August 26, 2017
Domestic	$1,745,625	$1,412,963	$1,737,401
International	285,708	223,366	188,088

	$2,031,333	$1,636,329	$1,925,489

The provision for income tax expense consisted of the following:

	Year Ended
(in thousands)	August 31, 2019	August 25, 2018	August 26, 2017
Current:
Federal	$274,504	$328,963	$487,492
State	45,457	36,389	31,733
International	59,100	57,702	50,493

	379,061	423,054	569,718
Deferred:
Federal	25,757	(131,926)	72,208
State	6,914	8,167	7,769
International	2,380	(502)	(5,075)

	35,051	(124,261)	74,902

Income tax expense	$414,112	$298,793	$644,620

A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate to income before income taxes is as follows:

	Year Ended
(in thousands)	August 31, 2019		August 25, 2018		August 26, 2017
Federal tax at statutory U.S. income tax rate	21.0%		25.9%		35.0%
State income taxes, net	2.0%		1.9%		1.3%
Transition tax	—		1.6%		—
Share-based compensation	(1.8%	)	(1.6%	)	(1.4%	)
Impact of tax reform	(0.4%	)	(9.6%	)	—
Other	(0.4%	)	0.1%		(1.4%	)

Effective tax rate	20.4%		18.3%		33.5%

On December 22, 2017, Tax Reform was enacted into law. Tax Reform significantly revises the U.S. federal corporate income tax by, among other things, lowering the statutory federal corporate rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries, and changing how foreign earnings are subject to U.S. federal tax. Also in December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when the registrant does not have the necessary information available, prepared, analyzed in reasonable detail to complete the accounting for certain income tax effects of Tax Reform.

During the year ended August 25, 2018, the Company recorded a provisional tax benefit of $131.5 million related to Tax Reform, comprised of a $157.3 million remeasurement of its net deferred tax assets, offset by $25.8 million of transition tax. During the year ended August 31, 2019, the Company completed its analysis of Tax Reform and recorded adjustments to the previously-recorded provisional amounts, resulting in an $8.8 million tax benefit, primarily related to transition tax.

For the year ended August 31, 2019, August 25, 2018, and August 26, 2017, the Company recognized excess tax benefits from stock option exercises of $46.0 million, $31.3 million and $31.2 million, respectively.

Beginning with the year ending August 31, 2019, the Company is subject to a new tax on global intangible low-taxed income (“GILTI”) that is imposed on foreign earnings. The Company has made the election to record this tax as a period cost, thus has not adjusted the deferred tax assets or liabilities of its foreign subsidiaries for the new tax. Net impacts for GILTI were immaterial and are included in the provision for income taxes for the year ended August 31, 2019.

Significant components of the Company’s deferred tax assets and liabilities were as follows:

(in thousands)	August 31, 2019	August 25, 2018
Deferred tax assets:
Net operating loss and credit carryforwards	$42,958	$47,190
Accrued benefits	58,900	62,867
Other	59,237	46,375

Total deferred tax assets	161,095	156,432
Less: Valuation allowances	(23,923)	(19,619)

Net deferred tax assets	137,172	136,813
Deferred tax liabilities:
Property and equipment	(114,956)	(101,049)
Inventory	(259,827)	(242,138)
Prepaid expenses	(46,487)	(42,019)
Other	(1,021)	(2,191)

Total deferred tax liabilities	(422,291)	(387,397)

Net deferred tax liabilities	$(285,119)	$(250,584)

The Company has historically asserted its intention to indefinitely reinvest foreign current and accumulated earnings and other basis differences in certain foreign subsidiaries. For the year ended August 31, 2019, with few exceptions, the Company no longer considers current and accumulated earnings to be indefinitely reinvested in our foreign subsidiaries. Where necessary, withholding tax provisions resulting from foreign distributions of current and accumulated earnings have been considered in the Company’s provision for income taxes.

The Company maintains its assertion related to other basis differences in foreign subsidiaries. It is impracticable for the Company to determine the amount of unrecognized deferred tax liability on these indefinitely reinvested basis differences.

At August 31, 2019 and August 25, 2018, the Company had deferred tax assets of $29.9 million and $30.9 million, respectively, from net operating loss (“NOL”) carryforwards available to reduce future taxable income totaling approximately $226.3 million and $219.1 million, respectively. Certain NOLs have no expiration date and others will expire, if not utilized, in various years from fiscal 2020 through 2039. At August 31, 2019 and August 25, 2018, the Company had deferred tax assets for income tax credit carryforwards of $13.0 million and $16.3 million, respectively. Income tax credit carryforwards will expire, if not utilized, in various years from fiscal 2020 through 2029.

At August 31, 2019 and August 25, 2018, the Company had a valuation allowance of $23.9 million and $19.6 million, respectively, on deferred tax assets associated with NOL and tax credit carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized. Management believes it is more likely than not that the remaining deferred tax assets will be fully realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	August 31, 2019	August 25, 2018
Beginning balance	$26,077	$22,201
Additions based on tax positions related to the current year	8,621	8,184
Additions for tax positions of prior years	2,115	1,404
Reductions for tax positions of prior years	(1,219)	(482)
Reductions due to settlements	(1,918)	(1,930)
Reductions due to statute of limitations	(2,784)	(3,300)

Ending balance	$30,892	$26,077

Included in the August 31, 2019 and the August 25, 2018 balances are $16.8 million and $13.5 million, respectively, of unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate. The balances above also include amounts totaling $11.9 million and $10.3 million for August 31, 2019 and August 25, 2018, respectively, that are accounted for as reductions to deferred tax assets for NOL carryforwards and tax credit carryforwards. It is anticipated that in the event the associated uncertain tax positions are disallowed, the NOL carryforwards and tax credit carryforwards would be utilized to settle the liability.

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had $1.4 million and $0.7 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at August 31, 2019 and August 25, 2018, respectively.

The Company files U.S. federal, U.S. state and local, and international income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, U.S. state and local, or Non-U.S. examinations by tax authorities for fiscal year 2013 and prior. The Company is typically engaged in various tax examinations at any given time by U.S. federal, U.S. state and local, and Non-U.S. taxing jurisdictions. As of August 31, 2019, the Company estimates that the amount of unrecognized tax benefits could be reduced by approximately $1.4 million over the next twelve months as a result of tax audit settlements. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	August 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$65,344	$2,614	$—	$67,958
Other long-term assets	65,573	5,395	—	70,968

	$130,917	$8,009	$—	$138,926

	August 25, 2018
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Other current assets	$55,711	$3,733	$—	$59,444
Other long-term assets	58,973	16,259	—	75,232

	$114,684	$19,992	$—	$134,676

At August 31, 2019, the fair value measurement amounts for assets and liabilities recorded in the accompanying Consolidated Balance Sheet consisted of short-term marketable debt securities of $68.0 million, which are included within Other current assets and long-term marketable debt securities of $71.0 million, which are included in Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the debt securities, including benchmark yields and reported trades.

A discussion on how the Company’s cash flow hedges are valued is included in “Note H – Derivative Financial Instruments,” while the fair values of the marketable debt securities by asset class are described in “Note F – Marketable Debt Securities.”

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Certain non-financial assets and liabilities are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. These non-financial assets and liabilities could include assets and liabilities acquired in an acquisition as well as goodwill, intangible assets and property, plant and equipment that are determined to be impaired. At August 31, 2019, the Company did not have any other significant non-financial assets or liabilities that had been measured at fair value on a non-recurring basis subsequent to initial recognition.

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

Note F – Marketable Debt Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable debt securities are recorded in Accumulated Other Comprehensive Loss. The Company’s available-for-sale marketable debt securities consisted of the following:

	August 31, 2019
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$36,998	$29	$(19)	$37,008
Government bonds	45,741	763	—	46,504
Mortgage-backed securities	2,089	2	(15)	2,076
Asset-backed securities and other	53,345	—	(7)	53,338

	$138,173	$794	$(41)	$138,926

	August 25, 2018
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$50,306	$—	$(684)	$49,622
Government bonds	28,777	—	(173)	28,604
Mortgage-backed securities	3,248	—	(90)	3,158
Asset-backed securities and other	53,445	—	(153)	53,292

	$135,776	$—	$(1,100)	$134,676

The marketable debt securities held at August 31, 2019, had effective maturities ranging from less than one year to approximately three years. The Company did not realize any material gains or losses on its marketable debt securities during fiscal 2019, 2018 or 2017.

The Company holds 48 securities that are in an unrealized loss position of approximately $41 thousand at August 31, 2019. The Company has the intent and ability to hold these investments until recovery of fair value or maturity, and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and its intent and ability to hold the investments until maturity or until recovery of fair value.

Included above in total marketable debt securities are $89.2 million and $85.6 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses as of August 31, 2019 and August 25, 2018, respectively.

Note G – Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale debt securities. Changes in Accumulated Other Comprehensive Loss consisted of the following:

(in thousands)	Pension Liability	Foreign Currency(2)	Net Unrealized Gain (Loss) on Securities		Derivatives	Total
Balance at August 26, 2017	$(72,376)	$(175,814)	$(11)		$(6,356)	$(254,557)
Other comprehensive income (loss) before reclassifications	77,774	(53,085)	(800)		—	23,889
Amounts reclassified from Accumulated Other Comprehensive Loss (1)	7,724 (4)	—	(62	)(5)	1,690 (6)	9,352
Adoption of ASU 2018-02(3)	(13,122)	—	—		(1,367)	(14,489)

Balance at August 25, 2018	—	(228,899)	(873)		(6,033)	(235,805)
Other Comprehensive (Loss) income before reclassifications	—	(36,699)	1,498		—	(35,201)
Amounts reclassified from Accumulated Other Comprehensive Loss (1)	—	—	(34	)(5)	1,718 (6)	1,684

Balance at August 31, 2019	$—	$(265,598)	$591		$(4,315)	$(269,322)

(1)	Amounts in parentheses indicate debits to Accumulated Other Comprehensive Loss (AOCL).
(2)

Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

(3)	Represents the tax effects from deferred tax items reclassified from AOCL to retained earnings related to the adoption of ASU 2018-02.
(4)

The amounts reclassified from AOCL associated with our pension plans have been reclassified to Operating, selling, general and administrative expenses on the Consolidated Statements of Income as a result of the termination of the plans. See “Note L – Pension and Savings Plans” for further discussion.

(5)

Represents realized gains on marketable debt securities, net of taxes of $389 in fiscal 2019 and realized losses on marketable debt securities, net of tax benefit of $234 in fiscal 2018, which is recorded in Operating, selling, general, and administrative expenses on the Consolidated Statements of Income. See “Note F – Marketable Debt Securities” for further discussion.

(6)

Represents gains and losses on derivatives, net of taxes of $530 in fiscal 2019 and $515 in fiscal 2018, which is recorded in Interest expense, net, on the Consolidated Statements of Income. See “Note H – Derivative Financial Instruments” for further discussion.

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

At August 31, 2019, the Company had $5.6 million recorded in Accumulated Other Comprehensive Loss related to net realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the fiscal 2019 and 2018, the Company reclassified $2.2 million of net losses from Accumulated Other Comprehensive Loss to Interest expense and expects the same level of expense in fiscal 2020.

Note I – Financing

The Company’s debt consisted of the following:

(in thousands)	August 31, 2019	August 25, 2018
1.625% Senior Notes due April 2019, effective interest rate of 1.77%	$—	$250,000
4.000% Senior Notes due November 2020, effective interest rate of 4.43%	500,000	500,000
2.500% Senior Notes due April 2021, effective interest rate of 2.62%	250,000	250,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.125% Senior Notes due April 2024, effective interest rate 3.32%	300,000	—
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate of 3.83%	600,000	600,000
3.750% Senior Notes due April 2029, effective interest rate of 3.86%	450,000	—
Commercial paper, weighted average interest rate of 2.28% and 2.29% at August 31, 2019 and August 25, 2018, respectively	1,030,000	1,325,300

Total debt before discounts and debt issuance costs	5,230,000	5,025,300
Less: Discounts and debt issuance costs	23,656	19,370

Long-term debt	$5,206,344	$5,005,930

As of August 31, 2019, the commercial paper borrowings are classified as long-term in the accompanying Consolidated Balance Sheets as the Company has the ability and intent to refinance on a long-term basis through available capacity in its revolving credit facilities. As of August 31, 2019, the Company had $1.997 billion of availability under its $2.0 billion revolving credit facilities, which would allow it to replace these short-term obligations with long-term financing facilities.

The Company entered into a Master Extension, New Commitment and Amendment Agreement dated as of November 18, 2017 (the “Extension Amendment”) to the Third Amended and Restated Credit Agreement dated as of November 18, 2016, as amended, modified, extended or restated from time to time (the “Revolving Credit Agreement”). Under the Extension Amendment: (i) the Company’s borrowing capacity under the Revolving Credit Agreement was increased from $1.6 billion to $2.0 billion; (ii) the Company’s option to increase its borrowing capacity under the Revolving Credit Agreement was “refreshed” and the amount of such option remained at $400 million; (iii) the maximum borrowing under the Revolving Credit Agreement may, at the Company’s option, subject to lenders approval, be increased from $2.0 billion to $2.4 billion; (iv) the termination date of the Revolving Credit Agreement was extended from November 18, 2021 until November 18, 2022; and (v) the Company has the option to make one additional written request of the lenders to extend the termination date then in effect for an additional year. Under the Revolving Credit Agreement, the Company may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the Revolving Credit Agreement, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt ratings. Interest accrues on base rate loans as defined in the Revolving Credit Agreement. As of August 31, 2019, the Company had no borrowings outstanding and $3.3 million of outstanding letters of credit under the Revolving Credit Agreement.

The Revolving Credit Agreement requires that the Company’s consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.5:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. The Company’s consolidated interest coverage ratio as of August 31, 2019 was 5.7:1.

The Company also maintains a letter of credit facility that allows it to request the participating bank to issue letters of credit on its behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. In fiscal 2019, the Company amended the existing letter of credit facility to decrease the amount that can be requested in letters of credit from $75 million to $25 million effective June 2019. This amendment also extended the maturity date from June 2019 to June 2022. As of August 31, 2019, the Company had $25.0 million in letters of credit outstanding under the letter of credit facility.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, the Company had $72.9 million in letters of credit outstanding as of August 31, 2019. These letters of credit have various maturity dates and were issued on an uncommitted basis.

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

On April 18, 2017, the Company issued $600 million in 3.750% Senior Notes due June 2027 under its shelf registration statement filed with the SEC on April 15, 2015 (the “2015 Shelf Registration”). Proceeds from the debt issuance were used for general corporate purposes.

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

As of August 31, 2019, the Company was in compliance with all covenants related to its borrowing arrangements. All of the Company’s debt is unsecured. Scheduled maturities of debt are as follows:

(in thousands)	Scheduled Maturities
2020	$1,030,000
2021	750,000
2022	500,000
2023	800,000
2024	300,000
Thereafter	1,850,000

Subtotal	5,230,000
Discount and debt issuance costs	23,656

Total Debt	$5,206,344

The fair value of the Company’s debt was estimated at $5.419 billion as of August 31, 2019, and $4.948 billion as of August 25, 2018, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $212.7 million at August 31, 2019, which reflects face amount, adjusted for any unamortized debt issuance costs and discounts. At August 25, 2018, the fair value was less than the carrying value of debt by $57.5 million.

Note J – Interest Expense

Net interest expense consisted of the following:

	Year Ended
(in thousands)	August 31, 2019	August 25, 2018	August 26, 2017
Interest expense	$193,671	$181,668	$159,329
Interest income	(7,396)	(5,636)	(3,502)
Capitalized interest	(1,471)	(1,505)	(1,247)

	$184,804	$174,527	$154,580

Note K – Stock Repurchase Program

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Board. The program was amended on September 26, 2018 to increase the repurchase authorization to $20.9 billion from $19.65 billion and on March 20, 2019 to increase the repurchase authorization to $21.9 billion from $20.9 billion. From January 1998 to August 31, 2019, the Company has repurchased a total of 146.9 million shares at an aggregate cost of $21.423 billion.

The Company’s share repurchase activity consisted of the following:

	Year Ended
(in thousands)	August 31, 2019	August 25, 2018	August 26, 2017
Amount	$2,004,896	$1,592,013	$1,071,649
Shares	2,182	2,398	1,495

During fiscal year 2019, the Company retired 2.6 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1.707 billion and decreased Additional paid-in capital by $125.4 million. During the comparable prior year period, the Company retired 1.5 million shares of treasury stock, which increased Retained deficit by $918.5 million and decreased Additional paid-in capital by $60.5 million.

On October 7, 2019, the Board voted to authorize the repurchase of an additional $1.25 billion of the Company’s common stock in connection with our ongoing share repurchase program. Since the inception of the repurchase program in 1998, the Board has authorized $23.2 billion in share repurchases. Subsequent to August 31, 2019, the Company has repurchased 259,384 shares of common stock at an aggregate cost of $284.6 million. Considering the cumulative repurchases and the increase in authorization subsequent to August 31, 2019, we have $1.44 billion remaining under the Board’s authorization to repurchase its common stock.

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

On December 19, 2017, the Board of Directors approved a resolution to terminate both of the Company’s pension plans, effective March 15, 2018. The Company offered plan participants the option to receive an annuity purchased from an insurance carrier or a lump-sum cash payment based on a number of factors. During the fourth quarter of 2018, the Company contributed $11.4 million to the pension plans to ensure that sufficient assets were available for the lump-sum payments and annuity purchases, completed the transfer of all lump sum payments, transferred all remaining benefit obligations related to the pension plans to a highly rated insurance company, and recognized $130.3 million of non-cash pension termination charges in Operating, selling, general and administrative expenses in the Consolidated Statements of Income. During fiscal 2019, the Company received a refund of $6.8 million related primarily to annuity purchase overpayments, recorded in Operating, selling, general and administrative expenses, net within the Consolidated statements of income. There are no actuarial assumptions reflected in any pension plans estimates. The Company will no longer have any remaining defined pension benefit obligation and thus no periodic pension benefit expense.

The following table sets forth the plans’ funded status:

(in thousands)	August 25, 2018(1)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$314,724
Interest cost	10,356
Actuarial (gains) losses	(676)
Annuities purchased	(157,589)
Benefits and settlements paid	(166,815)

Benefit obligations at end of year	$—

Change in Plan Assets:
Fair value of plan assets at beginning of year	$316,267
Actual return on plan assets	(3,428)
Employer contributions	11,596
Annuities purchased	(157,589)
Benefits and settlements paid	(166,815)
Asset reversion upon termination	(31)

Fair value of plan assets at end of year	$—

(1)	The pension plans were terminated in fiscal 2018.

Net periodic benefit expense consisted of the following:

	Year Ended
(in thousands)	August 25, 2018(1)	August 26, 2017
Interest cost	$10,356	$10,335
Expected return on plan assets	(18,997)	(20,056)
Recognized net actuarial losses	10,736	13,873
Settlement loss	130,263	—

Net periodic benefit expense	$132,358	$4,152

(1)	The pension plans were terminated in fiscal 2018.

The blended actuarial assumptions used in determining the projected benefit obligation include the following:

	Year Ended
	August 25, 2018(1)	August 26, 2017
Discount rate to determine benefit obligation	3.86%	3.86%
Discount rate to determine net interest cost	3.36%	3.21%
Expected long-term rate of return on plan assets	6.00%	7.00%

(1)	The pension plans were terminated in fiscal 2018.

The Company has a 401(k) plan that covers all domestic employees who meet the plan’s participation requirements. The plan features include Company matching contributions, immediate 100% vesting of Company contributions and a savings option up to 25% of qualified earnings. The Company makes matching contributions, per pay period, up to a specified percentage of employees’ contributions as approved by the Board. The Company made matching contributions to employee accounts in connection with the 401(k) plan of $25.8 million in fiscal 2019, $23.1 million in fiscal 2018, and $21.0 million in fiscal 2017.

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

The Company recorded an impairment charge of $93.6 million for its IMC business, which was reflected as a component of Auto Parts Locations in its segment reporting in fiscal 2018. Impairment charges for AutoAnything, which were reflected as a component of the Other category in the Company’s segment reporting, totaled $99.6 million in fiscal 2018.

During the third quarter of fiscal 2018, the Company completed the IMC and AutoAnything sales for total consideration that approximated the remaining net book value at the closing date.

Note N – Goodwill and Intangibles

The changes in the carrying amount of goodwill are as follows:

(in thousands)	Auto Parts Locations	Other	Total
Net balance as of August 26, 2017	$326,703	$65,184	$391,887
Goodwill adjustments	(24,058)	(65,184)	(89,242)

Net balance as of August 25, 2018(1)	302,645	—	302,645
Goodwill adjustments	—	—	—

Net balance as of August 31, 2019	$302,645	$—	$302,645

(1)	During the second quarter of fiscal 2018, the Company recorded impairment charges related to its IMC and AutoAnything businesses. See “Note M – Sale of Assets” for further discussion.

The Company performs its annual goodwill and intangibles impairment test in the fourth quarter of each fiscal year. In the fourth quarter of fiscal 2019 and 2018, the Company concluded its remaining goodwill was not impaired. Total accumulated goodwill impairment as of August 31, 2019 and August 25, 2018 was $107.5 million.

The carrying amounts of intangible assets are included in Other long-term assets as follows:

	August 31, 2019
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Technology	3-5 years	$870	$(870)	$—
Customer relationships	3-10 years	29,376	(23,760)	5,616

		$30,246	$(24,630)	5,616

Total intangible assets other than goodwill				$5,616

	August 25, 2018(1)
(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Technology	3-5 years	$870	$(870)	$—
Customer relationships	3-10 years	29,376	(19,587)	9,789

		$30,246	$(20,457)	9,789

Total intangible assets other than goodwill				$9,789

(1)

During the second quarter of fiscal 2018, the Company recorded $26.9 million of impairment charges related to AutoAnything’s and IMC’s trade names as the Company determined that the approximate fair value less costs to sell the businesses was significantly lower than the carrying value of the net assets. See “Note M – Sale of Assets” for further discussion. Trade names at August 25, 2018 reflect a total accumulated impairment of $31.0 million.

Amortization expense of intangible assets for the years ended August 31, 2019 and August 25, 2018 was $4.2 million and $5.1 million, respectively.

Total future amortization expense for intangible assets that have finite lives, based on the existing intangible assets and their current estimated useful lives as of August 31, 2019, is estimated as follows:

(in thousands)	Total
2020	$4,173
2021	1,443
Thereafter	—

$5,616

Note O – Leases

The Company leases some of its retail stores, distribution centers, facilities, land and equipment, including vehicles. Other than vehicle leases, most of the leases are operating leases, which include renewal options made at the Company’s election and provisions for percentage rent based on sales. Rental expense was $332.7 million in fiscal 2019, $315.6 million in fiscal 2018, and $302.9 million in fiscal 2017. Percentage rentals were insignificant.

The Company records rent for all operating leases on a straight-line basis over the lease term, including any reasonably assured renewal periods and the period of time prior to the lease term that the Company is in possession of the leased space for the purpose of installing leasehold improvements. Differences between recorded rent expense and cash payments are recorded as a liability in Accrued expenses and other and Other long-term liabilities in the accompanying Consolidated Balance Sheets, based on the terms of the lease. The deferred rent approximated $159.9 million on August 31, 2019, and $139.6 million on August 25, 2018.

The Company has a fleet of vehicles used for delivery to its commercial customers and stores and travel for members of field management. The majority of these vehicles are held under capital leases. At August 31, 2019, the Company had capital lease assets of $182.0 million, net of accumulated amortization of $81.2 million, and capital lease obligations of $179.9 million, of which $56.2 million is classified as Accrued expenses and other as it represents the current portion of these obligations. At August 25, 2018, the Company had capital lease assets of $156.8 million, net of accumulated amortization of $79.9 million, and capital lease obligations of $154.3 million, of which $52.3 million is classified as Accrued expenses and other as it represents the current portion of these obligations.

Future minimum annual rental commitments under non-cancelable operating leases and capital leases were as follows at the end of fiscal 2019:

(in thousands)	Operating Leases	Capital Leases
2020	$315,424	$56,246
2021	302,056	51,679
2022	281,287	39,094
2023	252,868	28,401
2024	221,213	7,300
Thereafter	824,244	—

Total minimum payments required	$2,197,092	182,720

Less: Interest		(2,815)

Present value of minimum capital lease payments		$179,905

Note P – Commitments and Contingencies

Construction commitments, primarily for new stores, totaled approximately $38.0 million at August 31, 2019.

The Company had $101.2 million in outstanding standby letters of credit and $36.7 million in surety bonds as of August 31, 2019, which all have expiration periods of less than one year. A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover reimbursement obligations to our workers’ compensation carriers. There are no additional contingent liabilities associated with these instruments as the underlying liabilities are already reflected in the Consolidated Balance Sheets. The standby letters of credit and surety bonds arrangements have automatic renewal clauses.

Note Q – Litigation

In July 2014, we received a subpoena from the District Attorney of the County of Alameda, along with other environmental prosecutorial offices in the State of California, seeking documents and information related to the handling, storage and disposal of hazardous waste; a Complaint regarding the matter was subsequently filed by the District Attorney and the State Attorney General’s Office. The Company cooperated fully with the District Attorney and the State Attorney General’s Office to resolve the matter in fiscal 2019 without a finding of liability on the part of the Company. The amount the Company agreed to pay was within the amount previously accrued by the Company for the matter.

Arising out of an April 2016 letter from the California Air Resources Board (“CARB”), one of our formerly-owned subsidiaries was sued in March 2018 by CARB and the State of California seeking penalties, among other relief, for alleged violations of the California Health and Safety Code, Title 13 of the California Code of Regulations and the California Vehicle Code related to the sale and advertisement of certain aftermarket motor vehicle pollution control parts in the State of California. On February 26, 2018, we completed our transaction to sell substantially all the assets, net of assumed liabilities related to our AutoAnything operations. As part of the sale, we retained the liability related to this lawsuit. The Company cooperated fully with CARB and the State Attorney General’s Office to resolve the matter in fiscal 2019 without a finding of liability on the part of the Company. The amount the Company agreed to pay was within the amount previously accrued by the Company for the matter.

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

Note R – Revenue Recognition

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

There were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of August 31, 2019. Revenue related to unfulfilled performance obligations as of August 31, 2019 is not significant. Refer to “Note S – Segment Reporting” for additional information related to revenue recognized during the period.

Note S – Segment Reporting

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

The Auto Parts Locations segment is a retailer and distributor of automotive parts and accessories through the Company’s 6,411 locations in the United States, Puerto Rico, Saint Thomas, Mexico and Brazil. Each location carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. The following table shows segment results for the following fiscal years:

	Year Ended
(in thousands)	August 31, 2019	August 25, 2018	August 26, 2017
Net Sales:
Auto Parts Locations	$11,645,235	$10,951,498	$10,523,272
Other	218,508	269,579	365,404

Total	$11,863,743	$11,221,077	$10,888,676

Segment Profit:
Auto Parts Locations	$6,209,229	$5,805,561	$5,544,494
Other	155,772	168,185	195,126

Gross profit	6,365,001	5,973,746	5,739,620
Operating, selling, general and administrative expenses(1)	(4,148,864)	(4,162,890)	(3,659,551)
Interest expense, net	(184,804)	(174,527)	(154,580)

Income before income taxes	$2,031,333	$1,636,329	$1,925,489

Segment Assets:
Auto Parts Locations	$9,781,926	$9,231,021	$8,964,371
Other	113,987	115,959	295,410

Total	$9,895,913	$9,346,980	$9,259,781

Capital Expenditures:
Auto Parts Locations	$479,120	$499,762	$533,304
Other	16,930	22,026	20,528

Total	$496,050	$521,788	$553,832

Auto Parts Locations Sales by Product Grouping:
Failure	$5,728,294	$5,338,890	$5,100,702
Maintenance items	4,140,987	3,914,546	3,774,386
Discretionary	1,775,954	1,698,062	1,648,184

Auto Parts Locations net sales	$11,645,235	$10,951,498	$10,523,272

(1)	Operating, selling, general and administrative expenses for fiscal 2018 include $130.3 million related to pension termination charges and $193.2 million related to impairment charges.

Note T – Quarterly Summary (1)

(Unaudited)

	Twelve Weeks Ended			Seventeen Weeks Ended
(in thousands, except per share data)	November 17, 2018	February 9, 2019	May 4, 2019	August 31, 2019(2)
Net sales	$2,641,733	$2,450,568	$2,783,006	$3,988,435
Gross profit	1,417,474	1,325,107	1,492,020	2,130,400
Operating profit	487,818	400,020	547,523	780,775
Income before income taxes	448,812	358,658	504,284	719,578
Net income(5)	351,406	294,638	405,949	565,228
Basic earnings per share	13.71	11.71	16.35	23.15
Diluted earnings per share	13.47	11.49	15.99	22.59

	Twelve Weeks Ended			Sixteen Weeks Ended
(in thousands, except per share data)	November 18, 2017	February 10, 2018(3)(5)	May 5, 2018(5)	August 25, 2018(2)(4)(5)
Net sales	$2,589,131	$2,413,026	$2,660,152	$3,558,769
Gross profit	1,365,848	1,277,046	1,422,974	1,907,879
Operating profit	468,754	205,098	545,765	591,239
Income before income taxes	429,865	165,758	503,807	536,899
Net income	281,003	289,530	366,721	400,282
Basic earnings per share	10.17	10.58	13.62	15.27
Diluted earnings per share	10.00	10.38	13.42	15.02

(1)

The sum of quarterly amounts may not equal the annual amounts reported due to rounding. In addition, the earnings per share amounts are computed independently for each quarter while the full year is based on the annual weighted average shares outstanding.

(2)	The fourth quarter for fiscal 2019 is based on a 17-week period while fiscal 2018 is based on a 16-week period. All other quarters presented are based on a 12-week period.
(3)	The second quarter of fiscal 2018 includes impairment charges of $193.2 million. See “Note M – Sale of Assets.”
(4)	The fourth quarter of fiscal 2018 includes pension termination charges of $130.3 million. See “Note L - Pension and Savings Plans.”
(5)	Net income of the second, third and fourth quarter of fiscal 2018 and all of fiscal 2019 benefitted from changes due to Tax Reform. See “Note D – Income Taxes.”

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of August 31, 2019, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 31, 2019.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in Part I of this document in the section entitled “Information about our Executive Officers,” is incorporated herein by reference in response to this item. Additionally, the information contained in AutoZone, Inc.’s Proxy Statement dated October 28, 2019, in the sections entitled “Proposal 1 – Election of Directors” and “Delinquent Section 16(a) Reports,” is incorporated herein by reference in response to this item.

The Company has adopted a Code of Ethical Conduct for Financial Executives that applies to its chief executive officer, chief financial officer, chief accounting officer and other financial executives. The Company has made the Code of Ethical Conduct available at www.autozone.com, by clicking “Investor Relations” located at the bottom of the page.

Item 11. Executive Compensation

The information contained in AutoZone, Inc.’s Proxy Statement dated October 28, 2019, in the section entitled “Executive Compensation,” is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in AutoZone, Inc.’s Proxy Statement dated October 28, 2019, in the sections entitled “Security Ownership of Management and Board of Directors,” “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plans – Summary Table” is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accounting Fees and Services

The information contained in AutoZone, Inc.’s Proxy Statement dated October 28, 2019, in the section entitled “Proposal 2 – Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

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

(a) Financial Statements

The following financial statements, related notes and reports of independent registered public accounting firm are filed with this Annual Report on Form 10-K in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the fiscal years ended August 31, 2019, August 25, 2018, and August 26, 2017
Consolidated Statements of Comprehensive Income for the fiscal years ended August 31, 2019, August 25, 2018, and August 26, 2017
Consolidated Balance Sheets as of August 31, 2019, and August 25, 2018
Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2019, August 25, 2018, and August 26, 2017
Consolidated Statements of Stockholders’ Deficit for the fiscal years ended August 31, 2019, August 25, 2018, and August 26, 2017
Notes to Consolidated Financial Statements

(b) Exhibits

The following exhibits are being filed herewith:

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Seventh Amended and Restated By-Laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 19, 2018.

4.1	Indenture dated as of August 8, 2003, between AutoZone, Inc. and Bank One Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (No. 333-107828) filed August 11, 2003.

4.2	Officers’ Certificate dated November 15, 2010, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 4.000% Senior Notes due 2020. Incorporated by reference to 4.1 to the Current Report on Form 8-K dated November 15, 2010.

4.3	Form of 4.000% Senior Notes due 2020. Incorporated by reference from the Form 8-K dated November 15, 2010.

4.4	Officers’ Certificate dated April 24, 2012, pursuant to Section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 3.700% Senior Notes due 2022. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 24, 2012.

4.5	Form of 3.700% Senior Notes due 2022. Incorporated by reference from the Form 8-K dated April 24, 2012

4.6	Officers’ Certificate dated November 13, 2012, pursuant to Section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 2.875% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 13, 2012.

4.7	Form of 2.875% Senior Notes due 2023. Incorporated by reference from the Form 8-K dated November 13, 2012.

4.8	Officers’ Certificate dated April 29, 2013, pursuant to Section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 29, 2013.

4.9	Form of 3.125% Senior Notes due 2023. Incorporated by reference to Exhibit 4.2 to the Form 8-K dated April 29, 2013.

4.10	Officers’ Certificate dated April 29, 2015, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 2.500% Senior Notes due 2021. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 29, 2015.

4.11	Form of 2.500% Senior Notes dated 2021. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated April 29, 2015.

4.12	Officers’ Certificate dated April 29, 2015, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.250% Senior Notes due 2025. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 29, 2015.

4.13	Form of 3.250% Senior Notes due 2025. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 29, 2015.

4.14	Officers’ Certificate dated April 21, 2016, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 1.625% Senior Notes due 2019. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 21, 2016.

4.15	Form of 1.625% Senior Notes due 2019. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated April 21, 2016.

4.16	Officers’ Certificate dated April 21, 2016, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2026. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 21, 2016.

4.17	Form of 3.125% Senior Notes due 2026. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 21, 2016.

4.18	Officers’ Certificate dated April 18, 2017, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.750% Senior Notes due 2027. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 18, 2017.

4.19	Form of 3.750% Senior Notes due 2027. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 18, 2017.

4.20	Officers’ Certificate dated April 18, 2019, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2024. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 18, 2019.

4.21	Officers’ Certificate dated April 18, 2019, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.750% Senior Notes due 2029. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 18, 2019.

4.22	Form of 3.125% Senior Notes due 2024. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated April 18, 2019.

4.23	Form of 3.750% Senior Notes due 2029. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 18, 2019.

4.24	Description of Securities of AutoZone, Inc.

*10.1	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended August 26, 2000.

*10.2	AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Appendix D to the definitive proxy statement dated November 1, 2002, for the Annual Meeting of Stockholders held December 12, 2002.

*10.3	Third Amendment to the AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 12, 2012.

*10.4	AutoZone, Inc. 2006 Stock Option Plan. Incorporated by reference to Appendix A to the definitive proxy statement dated October 25, 2006, for the Annual Meeting of Stockholders held December 13, 2006.

*10.5	Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended August 25, 2007.

*10.6	Amended and Restated AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated January 4, 2008.

*10.7	Form of non-compete and non-solicitation agreement for Section 16 executive officers and by AutoZone, Inc. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated February 15, 2008.

*10.8	Form of non-compete and non-solicitation agreement approved by AutoZone’s Compensation Committee for execution by non-executive officers. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K dated February 15, 2008.

*10.9	Agreement dated February 14, 2008, between AutoZone, Inc. and William C. Rhodes, III. Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K dated February 15, 2008.

*10.10	Form of non-compete and non-solicitation agreement for Non-Section 16 officers and by AutoZone, Inc. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 3, 2008.

*10.11	AutoZone, Inc. 2015 Executive Incentive Compensation Plan incorporated by reference to Exhibit A to the definitive proxy statement dated October 27, 2014, for the Annual Meeting of Stockholders held December 18, 2014.

*10.12	AutoZone, Inc. 2011 Equity Incentive Award Plan, incorporated by reference to Exhibit A to the definitive proxy statement dated October 25, 2010, for the Annual Meeting of Stockholders held December 15, 2010.

*10.13	Form of Stock Option Agreement under the 2006 Stock Option Plan, effective September 2010. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.14	Form of Stock Option Agreement under the 2006 Stock Option Plan for certain executive officers, effective September 2010. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.15	Form of Letter Agreement dated as of December 14, 2010, amending certain Stock Option Agreements of executive officers. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.16	AutoZone, Inc. 2011 Director Compensation Program. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.17	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated March 17, 2011.

*10.18	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for officers effective September 27, 2011. Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.19	First Amended and Restated AutoZone, Inc. Enhanced Severance Pay Plan. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated March 17, 2011.

*10.20	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for officers effective September 27, 2011. Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.21	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for certain executive officers effective September 27, 2011. Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.22	Sixth Amended and Restated AutoZone, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.23	Second Amendment to the AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 14, 2011.

*10.24	Offer letter dated April 26, 2012, to Ronald B. Griffin. Incorporated by reference to Exhibit 10.39 of Annual Report on Form 10-K dated October 22, 2012.

*10.25	Offer letter dated February 7, 2013, to Albert Saltiel. Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q dated June 12, 2013.

*10.26	Amended and Restated AutoZone, Inc. Executive Deferred Compensation Plan dated December 17, 2013. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated March 25, 2014.

*10.27	AutoZone, Inc. Director Compensation Program effective January 1, 2014. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated March 25, 2014.

*10.28	Amended and Restated AutoZone, Inc. 2011 Equity Incentive Award Plan dated December 16, 2015. Incorporated by reference to Exhibit A to the definitive proxy statement dated October 26, 2015, for the Annual Meeting of Stockholders held December 16, 2015.

10.29	Third Amended and Restated Credit Agreement dated as of November 18, 2016, among AutoZone, Inc., as Borrower, the lenders party thereto and Bank of America, N.A. as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated November 21, 2016.

*10.30	AutoZone, Inc. Sixth Amended and Restated Executive Stock Purchase Plan. Incorporated by reference to Exhibit A to the definitive proxy statement dated October 24, 2016, for the Annual Meeting of Stockholders held December 14, 2016.

10.31	Master Extension, New Commitment and Amendment Agreement dated as of November 18, 2017 among AutoZone, Inc. as Borrower; Bank of America, N.A. as Administrative Agent and Swingline Lender; JPMorgan Chase Bank, N.A. as Syndication Agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Chase Bank, N.A. as Joint Lead Arrangers; Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Chase Bank, N.A., SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, Wells Fargo Securities, LLC and Barclay’s Capital as Joint Book Runners; SunTrust Bank, U.S. Bank National Association, Wells Fargo Bank, National Association and Barclay’s Bank PLC as Documentation Agents; and the several lenders party thereto.

*10.32	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Award Plan for officers effective September 27, 2011. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated December 17, 2018.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

*	Management contract or compensatory plan or arrangement.

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

Dated: October 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ WILLIAM C. RHODES, III	Chairman, President and Chief Executive Officer	October 28, 2019
William C. Rhodes, III	(Principal Executive Officer)

/s/ WILLIAM T. GILES	Chief Financial Officer and Executive Vice	October 28, 2019
William T. Giles	President – Finance, Information Technology and
Store Development (Principal Financial Officer)

/s/ CHARLIE PLEAS, III	Senior Vice President and Controller	October 28, 2019
Charlie Pleas, III	(Principal Accounting Officer)

/s/ DOUGLAS H. BROOKS	Director	October 28, 2019
Douglas H. Brooks

/s/ MICHAEL M. CALBERT	Director	October 28, 2019
Michael M. Calbert

/s/ LINDA A. GOODSPEED	Director	October 28, 2019
Linda A. Goodspeed

/s/ EARL G. GRAVES, JR.	Director	October 28, 2019
Earl, G. Graves, Jr.

/s/ ENDERSON GUIMARAES	Director	October 28, 2019
Enderson Guimaraes

/s/ D. BRYAN JORDAN	Director	October 28, 2019
D. Bryan Jordan

/s/ GALE V. KING	Director	October 28, 2019
Gale V. King

/s/ W. ANDREW MCKENNA	Director	October 28, 2019
W. Andrew McKenna

/s/ GEORGE R. MRKONIC, JR.	Director	October 28, 2019
George R. Mrkonic, Jr.

/s/ LUIS P. NIETO	Director	October 28, 2019
Luis P. Nieto

/s/ JILL A. SOLTAU	Director	October 28, 2019
Jill A. Soltau