Form 10-Q
period 2019-11-23
AUTOZONE INC
filed 2019-12-20
CIK 866787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 23, 2019, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to ________.

Commission file number
1-10714

AUTOZONE, INC.
(Exact name of registrant as specified in its charter)

Nevada	62-1482048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 South Front Street, Memphis, Tennessee	38103
(Address of principal executive offices)	(Zip Code)

(
901
)
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
Common Stock, $.01 Par Value –
23,592,711
shares outstanding as of December 13, 2019.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	November 23 , 2019	August 31 , 2019

Assets
Current assets:
Cash and cash equivalents	$158,089	$176,300
Accounts receivable	333,246	308,995
Merchandise inventories	4,463,124	4,319,113
Other current assets	202,516	224,277
Total current assets	5,156,975	5,028,685

Property and equipment:
Property and equipment	7,844,304	7,713,196
Less: Accumulated depreciation and amortization	(3,393,648)	(3,314,445)
	4,450,656	4,398,751

Operating lease right-of-use assets	2,585,105	–
Goodwill	302,645	302,645
Deferred income taxes	27,365	26,861
Other long-term assets	177,710	138,971
	3,092,825	468,477
	$12,700,456	$9,895,913

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,922,148	$4,864,912
Current portion of operating lease liabilities	232,549	–
Accrued expenses and other	618,654	621,932
Income taxes payable	94,885	25,297
Total current liabilities	5,868,236	5,512,141

Long-term debt	5,287,324	5,206,344
Operating lease liabilities, less current portion	2,506,829	–
Deferred income taxes	315,602	311,980
Other long-term liabilities	498,555	579,299

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	–	–
Common stock, par value $.01 per share, authorized 200,000 shares; 25,465 shares issued and 23,655 shares outstanding as of November 23, 2019; 25,445 shares issued and 24,038 shares outstanding as of August 31, 2019	254	254
Additional paid-in capital	1,282,629	1,264,448
Retained deficit	(955,009)	(1,305,347)
Accumulated other comprehensive loss	(250,081)	(269,322)
Treasury stock, at cost	(1,853,883)	(1,403,884)
Total stockholders’ deficit	(1,776,090)	(1,713,851)
	$12,700,456	$9,895,913

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Twelve Weeks Ended
(in thousands, except per share data)	November 23, 2019	November 17, 2018

Net sales	$2,793,038	$2,641,733
Cost of sales, including warehouse and delivery expenses	1,291,970	1,224,259

Gross profit	1,501,068	1,417,474
Operating, selling, general and administrative expenses	1,001,045	929,656

Operating profit	500,023	487,818
Interest expense, net	43,743	39,006

Income before income taxes	456,280	448,812
Income tax expense	105,942	97,406

Net income	$350,338	$351,406

Weighted average shares for basic earnings per share	23,875	25,629
Effect of dilutive stock equivalents	618	468

Weighted average shares for diluted earnings per share	24,493	26,097

Basic earnings per share	$14.67	$13.71

Diluted earnings per share	$14.30	$13.47
See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Twelve Weeks Ended
(in thousands)	November 23, 2019	November 17, 2018
Net income	$350,338	$351,406
Other comprehensive income ( loss ) :
Foreign currency translation adjustments	19,040	(40,573)
Unrealized (losses) on marketable debt securities, net of taxes (1)	(188)	(77)
Net derivative activities, net of taxes (2)	389	389

Total other comprehensive income ( loss )	19,241	(40,261)

Comprehensive income	$369,579	$311,145

(1)	Unrealized (losses) on marketable debt securities are presented net of tax benefit of $50 in fiscal 2020 and $20 in fiscal 2019.
(2)	Net derivative activities are presented net of taxes of $120 in both fiscal 2020 and fiscal 2019.
See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twelve Weeks Ended
(in thousands)	November 23, 2019	November 17, 2018

Cash flows from operating activities:
Net income	$350,338	$351,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	89,750	82,452
Amortization of debt origination fees	2,195	1,864
Deferred income taxes	1,940	7,420
Share-based compensation expense	9,996	10,527
Changes in operating assets and liabilities:
Accounts receivable	(23,246)	(16,338)
Merchandise inventories	(133,206)	(167,454)
Accounts payable and accrued expenses	48,270	67,762
Income taxes payable	69,390	63,774
Other, net	31,675	47,769
Net cash provided by operating activities	447,102	449,182

Cash flows from investing activities:
Capital expenditures	(101,407)	(98,168)
Purchase of marketable debt securities	(35,448)	(7,480)
Proceeds from sale of marketable debt securities	45,765	13,116
Proceeds from disposal of capital assets and other, net	379	633
Net cash used in investing activities	(90,711)	(91,899)

Cash flows from financing activities:
Net proceeds from commercial paper	79,700	149,378
Net proceeds from sale of common stock	8,822	44,671
Purchase of treasury stock	(449,999)	(497,060)
Re p ayment of principal porti on of financ e lease liabilities	(14,331)	(12,597)
Net cash used in financing activities	(375,808)	(315,608)

Effect of exchange rate changes on cash	1,206	(7,413)

Net (decrease) increase in cash and cash equivalents	(18,211)	34,262
Cash and cash equivalents at beginning of period	176,300	217,824
Cash and cash equivalents at end of period	$158,089	$252,086

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Twelve Weeks Ended November 23, 2019
(in thousa nds)	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at August 31, 2019	25,445	$254	$1,264,448	$(1,305,347)	$(269,322)	$(1,403,884)	$(1,713,851)
Net income	–	–	–	350,338	–	–	350,338
Total other comprehensive gain	–	–	–	–	19,241	–	19,241
Purchase of 403 shares of treasury stock	–	–	–	–	–	(449,999)	(449,999)
Issuance of common stock under stock options and stock purchase plans	20	–	8,822	–	–	–	8,822
Share-based compensation expense	–	–	9,359	–	–	–	9,359

Balance at November 23, 2019	25,465	$254	$1,282,629	$(955,009)	$(250,081)	$(1,853,883)	$(1,776,090)

	Twelve Weeks Ended November 17 , 201 8
(in thousands)	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at August 25, 2018	27,530	$275	$1,155,426	$(1,208,824)	$(235,805)	$(1,231,427)	$(1,520,355)
Cumulative effect of adoption of ASU 2014-09	–	–	–	(6,773)	–	–	(6,773)
Balance at August 25, 2018, as adjusted	27,530	275	1,155,426	(1,215,597)	(235,805)	(1,231,427)	(1,527,128)
Net income	–	–	–	351,406	–	–	351,406
Total other comprehensive loss	–	–	–	–	(40,261)	–	(40,261)
Purchase of 654 shares of treasury stock	–	–	–	–	–	(497,060)	(497,060)
Issuance of common stock under stock options and stock purchase plans	128	2	44,924	–	–	–	44,926
Share-based compensation expense	–	–	9,501	–	–	–	9,501

Balance at November 17, 2018	27,658	$277	$1,209,851	$(864,191)	$(276,066)	$(1,728,487)	$(1,658,616)
See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A – General
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form

10-Q

and Article 10 of Regulation

S-X

of the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and related notes included in the AutoZone, Inc. (“AutoZone” or the “Company”) Annual Report on Form

10-K

for the year ended August 31, 2019.
Operating results for the twelve weeks ended November 23, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 29, 2020. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter of fiscal 2020 has 16 weeks and the fourth quarter of fiscal 2019 had 17 weeks.
Recently Adopted Accounting Pronouncements:
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
 2016-02,
 Leases (Topic 842)
, and subsequently amended this update by issuing additional ASU’s that provided clarification and further guidance for areas identified as potential implementation issues. ASU
2016-02
requires a
 two-fold
 approach for lessee accounting, under which a lessee will account for leases as finance leases or operating leases. For all leases with original terms greater than 12 months, both lease classifications will result in the lessee recognizing a right-of-use
 asset and a corresponding lease liability on its balance sheet, with differing methodologies for income statement recognition. This guidance also requires certain quantitative and qualitative disclosures about leasing arrangements. ASU
2016-02
and its amendments were effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption was permitted. The ASU’s transition provisions could be applied under a modified retrospective approach to each prior reporting period presented in the financial statements or only at the beginning of the period of adoption using the alternative transition method.
T
he Company adopted this standard and its amendments as of September 1
, 2019
, using the modified retrospective transition method. Under this method, existing leases were recorded at the adoption date, comparative periods were not restated and prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for the prior periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the carry forward of prior lease identification under Accounting Standards Codification (“ASC”) Topic 840
. The Company made the accounting policy election for short-term leases resulting in lease payments being recorded as an expense on a straight-line basis over the lease term. The Company also elected the practical expedient to not separate lease components from the non-lease
components (typically fixed common-area maintenance costs at its retail store locations) for all classes of leased assets, except vehicles. The Company chose not to elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases
. Adoption of the leasing standard resulted in
 operating lease
right
-
of
-u
se assets of approximately $2.5 billion and operating lease liabilities of approximately $2.7 billion as of
September
 1,
 2019
. Existing prepaid and deferred rent were
netted and
recorded as an offset to our gross operating lease
right-of-use
assets.
There was no adjustment to the opening balance of retained earnings upon adoption. The standard did not have a material impact on the Company’s Condensed Consolidated Statements of Income, Condensed Consolidated Statement of Cash Flows or covenant compliance under its existing credit agreement. Refer to “Note L- Leases”.
In June 2018
, the FASB issued ASU
2018-07,
Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting
. ASU
2018-07
aims to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted this standard beginning with its
first quarter ending November 23
, 2019
. The Company determined that the provisions of ASU
2018-07
did not have an impact on its
Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Cash Flows.
Recently Issued Accounting Pronouncements:
In August 2018
, the FASB issued ASU
2018-15,
Intangibles – Goodwill and Other Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software. ASU
2018-15
is effective for fiscal years beginning after December 15
, 2019
, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt this standard beginning with its
first quarter ending November 21
, 2020
.
The Company is currently evaluating the new guidance to determine the impact the adoption will have on its Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Cash Flows.
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
which was subsequently amended in November 2018 through ASU
2018-19,
Codific
a
tion Improvements to Topic 326, Financial Instruments Credit Losses
. ASU
2016-13
will require entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financial receivables, debt securities, and other instruments, which will result in earlier recognition of credit losses
.

Further, the new credit loss model will affect how entities estimate their allowance for loss receivables that are current with respect to their payment terms. ASU
2016-13
will be effective for the Company at the beginning of its fiscal 2021 year. The Company will adopt this standard beginning its first quarter ending November 21, 2020. The Company is currently evaluating the new guidance to determine the impact the adoption will have on the Company’s Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Cash Flows.
Note B – Share-Based Payments
AutoZone maintains several equity incentive plans, which provide equity-based compensation to non-employee
directors and eligible employees for their service to AutoZone, its subsidiaries or affiliates. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. Share-based payments include stock option grants, restricted stock grants, restricted stock unit grants, stock appreciation rights, discounts on shares sold to employees under share purchase plans and other awards. Additionally, directors’ fees are paid in restricted stock units with value equivalent to the value of shares of common stock as of the grant date. The change in fair value of liability-based stock awards is also recognized in share-based compensation expense.
Stock Options
The Company made stock option grants of 188,324 shares during the twelve week period ended November 23, 2019 and granted options to purchase 171,293 shares during the comparable prior year period.

The Company grants options to purchase common stock to certain of its employees under its plan at prices equal to the market value of the stock on the date of grant. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date.
The weighted aver
a
ge fair value of the stock option awards granted during the twelve week periods ended November
 23
, 2019 and November 17, 2018, using the Black-Scholes-Merton multiple-option pricing valuation model, was $252.39 and $208.31 per share, respectively, using the following weighted average key assumptions:

	Twelve Weeks Ended
	November 23, 2019	November 17, 2018

Expected price volatility	22%	21%
Risk-free interest rate	1.4%	3.1%
Weighted average expected lives (in years)	5.5	5.6
Forfeiture rate	10%	10%
Dividend yield	0%	0%

During the twelve week period ended November 23, 2019, 18,407 stock options were exercised at a weighted average exercise price of $568.16. In the comparable prior year period, 129,559 stock options were exercised at a weighted average exercise price of $359.94.

Restricted Stock Units

The Company made restricted stock unit grants of 7,008 shares to eligible employees during the twelve week period ended November 23, 2019 and 10,474 in the comparable prior year period. The fair value of the restricted stock unit grants is the closing price of the Company’s common stock on the grant date and the grants vest ratably on an annual basis over a four-year service period. Restricted stock unit awards are payable in shares of common stock on the vesting date. Compensation expense for grants of employee restricted stock units is recognized on a straight-line basis over the four-year service period, less estimated forfeitures, which are consistent with stock option grant forfeiture assumptions.

The weighted average fair value per restricted stock unit granted during the t
welve week period ended November 23, 2019, was
$1,060.81. As of November 23, 2019, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $11.7 million, before income taxes, which we expect to recognize over an estimated weighted average period of 3.3 years.

Transactions related to restricted stock units for the twelve weeks ended November 23, 2019 were
as follow
s
:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at August 31, 2019	10,049	$773.61
Granted	7,008	1,060.81
Vested	(2,456)	772.80
Canceled or forfeited	(66)	772.80
Nonvested at November 23, 2019	14,535	$912.23

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $10.0 million for the twelve week period ended November 23, 2019, and $10.5 million for the comparable prior year period.
For the twelve week period ended November 23, 2019, 107,511 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 427,407 anti-dilutive shares were excluded from the dilutive earnings per share computation.
See AutoZone’s Annual Report on Form
10-K
for the year ended August 31, 2019, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s Amended and Restated 2011 Equity Incentive Award Plan, the 2011 Director Compensation Program and the 2014 Director Compensation Plan.
Note C – Fair Value Measurements
The Company defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with ASC 820,
Fair Value Measurements and Disclosures
, the Company uses the fair value hierarchy, which prioritizes the inputs used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy are set forth below:
Level 1 inputs
—unadjusted quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date.
Level 2 inputs
—inputs other than quoted market prices included within Level 1 that are observable, either directly or indirectly, for the asset or liability.
Level 3 inputs
—unobservable inputs for the asset or liability, which are based on the Company’s own assumptions as there is little, if any, observable activity in identical assets or liabilities.
Marketable Debt Securities Measured at Fair Value on a Recurring Basis
The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	November 23, 2019
(in thousands)	Level 1	L evel 2	Level 3	Fair Value

Other current assets	$50,015	$2,350	$–	$52,365
Other long-term assets	72,075	3,931	–	76,006

	$122,090	$6,281	$–	$128,371

	August 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$65,344	$2,614	$–	$67,958
Other long-term assets	65,573	5,395	–	70,968

	$130,917	$8,009	$–	$138,926

At November 23, 2019, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheets consisted of short-term marketable debt securities of $52.4 million, which are included within Other current assets, and long-term marketable debt securities of $76.0 million, which are included in Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable debt securities, by asset class, are described in “Note D – Marketable Debt Securities.”
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

	November 23, 2019
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$35,093	$34	$(6)	$35,121
Government bonds	60,901	515	(18)	61,398
Mortgage-backed securities	1,787	1	(14)	1,774
Asset-backed securities and other	30,076	4	(2)	30,078

	$127,857	$554	$(40)	$128,371

	August 31, 2019
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$36,998	$29	$(19)	$37,008
Government bonds	45,741	763	–	46,504
Mortgage-backed securities	2,089	2	(15)	2,076
Asset-backed securities and other	53,345	–	(7)	53,338

	$138,173	$794	$(41)	$138,926

The debt securities held at November 23, 2019, had effective maturities ranging from less than one year to approximately three years
. The Company did not realize an
y
 material gains or losses on its marketable debt securities during the twelve week period ended November 23, 2019.
The Company holds 41 securities that are in an unrealized loss position of approximately $40 thousand
at November 23, 2019. The Company has the intent and ability to hold these investments until recovery of fair value or maturity and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.
Included above in total

available
-
for
-
sale
marketable debt securities are $29.2 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.
Note E – Derivative Financial Instruments
At November 23, 2019, the Company had $5.1 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives, which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week period ended November 23, 2019 and the comparable prior year period, the Company reclassified $509 thousand of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $2.1 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.
Note F – Merchandise Inventories
Merchandise inventories are stated at the lower of cost or market. Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in,
first-out
(“LIFO”) method for domestic inventories and the weighted average cost method for Mexico and Brazil inventories. Due to historical price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is not to write up inventory in excess of replacement cost, which is based on average cost. The difference between LIFO cost and replacement cost, which has been slightly
 reduced
due to recent
 price inflation on the Company’s merchandise purchases, was $374.8 million at November 23
, 2019
and $404.9 million at August 31
, 2019
.

Note G – Financing
The Company’s debt consisted of the following
:

(in thousands)	November 23, 2019	August 31, 2019

4.000% Senior Notes due November 2020, effective interest rate of 4.43%	$500,000	$500,000
2.500% Senior Notes due April 2021, effective interest rate of 2.62%	250,000	250,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.125% Senior Notes due April 2024, effective interest rate 3.32%	300,000	300,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate of 3.83%	600,000	600,000
3.750% Senior Notes due April 2029, effective interest rate of 3.86%	450,000	450,000
Commercial paper, weighted average interest rate of 1.76% and 2.28% at November 23, 2019 and August 31, 2019, respectively	1,109,700	1,030,000

Total debt before discounts and debt issuance costs	5,309,700	5,230,000
Less: Discounts and debt issuance costs	22,376	23,656

Long-term debt	$5,287,324	$5,206,344

As of November 23, 2019, the commercial paper borrowings and the $500 million 4.000% Senior Notes due November 2020 are classified as long-term in the accompanying
 Condensed
Consolidated Balance Sheets as the Company has the ability and intent to refinance them on a long-term basis through available capacity in its revolving credit facilities. As of November 23, 2019, the Company had $1.997 billion of availability under its $2.0 billion revolving credit facility, which would allow it to replace these short-term obligations with long-term financing facilities.
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
Under the Revolving Credit Agreement, the Company may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the Revolving Credit Agreement, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt ratings. Interest accrues on base rate loans as defined in the Revolving Credit Agreement. As of November 23, 2019, the Company had $3.2 million of outstanding letters of credit under the Revolving Credit Agreement.
The fair value of the Company’s debt was estimated at $5.468 billion as of November 23, 2019, and $5.419 billion as of August 31, 2019, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater
than the carrying value of debt by $180.6 million at November 23, 2019, which reflects face amount, adjusted for any unamortized debt issuance costs and discounts. At August 31, 2019, the fair value was greater
than the carrying value of debt by $212.7 million.
All senior notes are subject to an interest rate adjustment if the debt ratings assigned to the senior notes are downgraded (as defined in the agreements). Further, the senior notes contain a provision that repayment of the senior notes may be accelerated if the Company experiences a change in control (as defined in the agreements). The Company’s borrowings under its senior notes contain minimal covenants, primarily restrictions on liens. Under its revolving credit facilities, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under its borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of November 23, 2019, the Company was in compliance with all covenants and expect
s
to remain in compliance with all covenants under its borrowing arrangements.

1
1

Note H – Stock Repurchase Program
From January 1, 1998 to November 23, 2019, the Company has repurchased a total of 147.3 million shares of its common stock at an aggregate cost of $21.873 billion, including 403,107 shares of its common stock at an aggregate cost of $450.0 million during the twelve week period ended November 23, 2019. On October 7, 2019, the Board voted to increase the repurchase
authorization by $1.25 billion. This raised the total value of shares authorized to be repurchased to $23.15 billion. Considering the cumulative repurchases as of November 23, 2019, the Company had $1.277
b
illion remaining under the Board’s authorization to repurchase its common stock.
Subsequent to November 23, 2019, the Company has repurchased
101,815

shares of its common stock at an aggregate cost of $
120.0
 million.
Note I – Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes foreign currency translation adjustments, activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale
debt securities. Changes in Accumulated other comprehensive loss for the twelve week periods ended November 23, 2019 and November 17, 2018 consisted of the following:

(in thousands)	Foreign Currency and Other (2)	Net Unrealized Gain (Loss) on Securities	Derivatives	Total

Balance at August 31, 2019	$(265,598)	$591	$(4,315)	$(269,322)
Other comprehensive income (loss) before reclassifications (1)	19,040	(233)	–	18,807
Amounts reclassified from Accumulated other comprehensive income (loss) (1)	–	45 (3)	389 (4)	434

Balance at November 23, 2019	$(246,558)	$403	$(3,926)	$(250,081)

(in thousands)	Foreign Currency and Other (2)	Net Unrealized Gain (Loss) on Securities	Derivatives	Total

Balance at August 25, 2018	$(228,899)	$(873)	$(6,033)	$(235,805)
Other comprehensive loss before reclassifications (1)	(40,573)	(77)	–	(40,650)
Amounts reclassified from Accumulated other c omprehensive loss	–	–	389 (4)	389

Balance at November 17, 2018	$(269,472)	$(950)	$(5,644)	$(276,066)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)
Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed
non-U.S.
subsidiaries earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of
non-U.S.
subsidiaries are intended to be permanently reinvested.

(3)
Represents realized losses on marketable debt securities, net of tax benefit
of $12 in fiscal 2020, which is recorded in Operating, selling, general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Debt Securities” for further discussion.

(4)
Represents losses on derivatives, net of taxes of $120 in
both
fiscal 2020 and fiscal 2019, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

1
2

Note J – Goodwill and Intangibles
As of November 23, 2019, there were no changes to the carrying amount of goodwill as described in our Annual Report on Form
10-K
for the year ended August 31, 2019.
The carrying amounts of intangible assets are included in Other long-term assets as follows:

(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Technology	3-5 years	$870	$(870)	$–
Customer relationships	3-10 years	29,376	(24,722)	4,654
Total intangible assets other than goodwill		$30,246	$(25,592)	$4,654
Amortization expense of intangible assets
was $1.0 million
for the twelve week periods ended November 23, 2019 and November 17, 2018.
Note K – Litigation
The Company is involved in various legal proceedings incidental to the conduct of its business, including, but not limited to, several lawsuits containing class-action allegations in which the plaintiffs are current and former hourly and salaried employees who allege various wage and hour violations and unlawful termination practices. W hile
 the resolution of these matters cannot be predicted with certainty, management does not currently believe that, either individually or in the aggregate, these matters will result in liabilities material to the Company’s Condensed Consolidated Statement of Income, Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Cash Flows.
Note L – Leases
The Company adopted ASU
2016-02,
Leases (Topic 842)
, beginning with its first quarter ended November 23, 2019 which requires leases to be recognized on the balance sheet. Leases with an original term of twelve months or less are not recognized in the Company’s Condensed Consolidated Balance Sheet, and the lease expense related to these short-term leases is recognized over the lease term. The Company elected the practical expedient to not separate lease components from the non-lease
components, which includes fixed common-area maintenance costs at its retail store locations, for all classes of leased assets, except vehicles. Our vehicle leases typically include variable non-lease
components, such as maintenance and fuel charges, which contain observable standalone prices. We have elected to exclude these variable non-lease
components from vehicle lease payments for the purpose of calculating the right-of-use
assets and liabilities. These variable lease payments are expensed as incurred.
The Company’s leases primarily relate to its retail stores, distribution centers and vehicles under various non-callable
leases. Leases are categorized at their commencement date, which is the date the Company takes possession or control of the underlying asset. Most of the Company’s leases are operating leases; however, certain land and vehicles are leased under finance leases.
The leases have varying terms and expire at various dates through 2040. Retail leases typically have initial terms of between one and 20 years, with one to six optional renewal periods of one to five years each.
Finance leases for vehicles typically have original terms between one and five years and finance leases for real estate leases typically have terms of 20 or more years. The exercise of lease renewal options is at our sole discretion. The Company evaluates renewal options at lease commencement and on an ongoing basis and includes options that are reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. The Company subleases certain properties that are not used in its operations. Sublease income was not significant for the periods presented. Certain lease agreements require variable payments based upon actual costs of common-area maintenance, real estate taxes and insurance. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Our finance leases for vehicles have a stated borrowing rate which we use in determining the present value of the lease payments over the lease term. Substantially all our operating leases and finance leases for real estate do not provide a stated borrowing rate. Accordingly, we use the Company’s incremental borrowing rate at commencement or modification date in determining the present value of lease payments over the lease term. For operating leases that commenced prior to the date of adoption of the new standard, the Company used the incremental borrowing rate that corresponded to the remaining lease term as of the date of adoption.

1
3

Lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet are as follows:

(in thousands)	Classification	November 23, 2019

Assets:
Operating lease assets	Operating lease right-of-use assets	$2,585,105
Finance lease assets (1)	Property and equipment, less accumulated depreciation and amortization	284,383
Total lease assets		$2,869,488
Liabilities:
Current:
Operating	Current portion of operating lease liab i lities	$232,549
Finance	Accrued expenses and other	57,808
Noncurrent:
Operating	Operating lease liabilities, less current portion	2,506,829
Finance	Other long-term liabilities	137,856
Total lease liabilities		$2,935,042
(1)	Finance lease assets are net of accumulated amortization of $85,107.
Lease costs for finance and operating leases for the twelve-week period ended November 23, 2019 are as follows:

(in thousands)	Statement of Income Location	Twelve Weeks Ended November 23, 2019

Finance lease cost:
Amortization of lease assets	Depreciation and amortization	$12,656
Interest on lease liabilities	Interest expense, net	1,385
Operating lease cost (1)	Selling, general and administrative expenses	81,799

Total lease cost		$95,840

(1)	Includes short-term leases, variable lease costs and sublease income, which are immaterial.

The future rental payments, inclusive of renewal options that have been included in defining the expected lease term, of our operating and finance lease obligations as of November 23, 2019 having initial or remaining lease terms in excess of one year are as follows:

(in thousands)	Finance Leases	Operating Leases	Total

2020	$44,456	$238,345	$282,801
2021	55,841	318,198	374,039
2022	43,890	304,855	348,745
2023	30,643	285,161	315,804
2024	9,512	261,818	271,330
Thereafter	25,914	2,201,994	2,227,908

Total lease payments	210,256	3,610,371	3,820,627
Less: Interest	(14,592)	(870,993)	(885,585)

Present value of lease liabilities	$195,664	$2,739,378	$2,935,042

1
4

Prior Period Disclosures
As a result of the adoption of

ASU 2016-02, Leases (Topic 842),

on September 1, 2019, the Company is required to present future minimum lease payments for operating leases and capitalized lease obligations having initial or remaining non-cancelable

lease terms in excess of one year. These future minimum lease payments were previously disclosed in our 2019 Annual Report on Form

10-K

and accounted for under previous lease guidance. Future minimum annual rental commitments under non-cancelable operating leases and capital leases were as follows as of August 31, 2019:
(in thousands)	Operating Leases	Capital Leases

2020	$315,424	$56,246
2021	302,056	51,679
2022	281,287	39,094
2023	252,868	28,401
2024	221,213	7,300
Thereafter	824,244	–

Total minimum payments required	$2,197,092	182,720

Less: Interest		(2,815)

Present value of minimum capital lease payments		$179,905

The following table summarizes the Company’s lease term and discount rate assumptions:
Twel ve Weeks E nded November 23, 2019
Weighted-average remaining lease term in years, inclusive of renewal options that are reasonably certain to be exercised
Finance leases – real estate	29
Finance leases – vehicles	4
Operating leases	15
Weighted-average discount rate:
Finance leases – real estate	3.20%
Finance leases – vehicles	2.70%
Operating leases	3.56%
The following table summarizes the other information related to the Company’s lease liabilities:

(in thousands)	Twelve Weeks Ended November 23, 2019

Cash paid for amounts included in the measurement of lease liabilities – operating cash flows from operating leases	$50,526
Leased assets obtained in exchange for new finance lease liabilities	18,297
Leased assets obtained in exchange for new operating lease liabilities	19,656

As of November 23, 2019, the Company has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use
asset and liability. These leases are generally for real estate and have undiscounted future payments of approximately $30.6 million and will commence when the Company obtains possession of the underlying leased asset. Commencement dates are expected to be from fiscal 2020 to fiscal 2022.

1
5

Note M – Segment Reporting
The Company’s operating segments (Do
m
estic Auto Parts, Mexico and Brazil) are aggregated as
one
reportable segment: Auto Parts
Store
s
. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in “Note A – Significant Accounting Policies” in its Annual Report on Form
10-K
for the year ended August 31, 2019.
The Auto Parts
Stores
 segment is a retailer and distributor of automotive part
s
 and accessories through the Company’s 6,433
stores in the U.S., Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive product
s
.
The Other category reflects business activities of t
wo
operating segments that are not separately reportable due to the materiality of these operating segments. The operating segments include ALLDATA, which produces, sells and maintains diagnostic and repair information software used in the automotive repair industry
,
 and
E-commerce,
which includes direct sales to customers through www.autozone.com for sales that are not fulfilled by local stores
.

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended
(in thousands)	November 23, 2019	November 17, 2018

Net Sales
Auto Parts Stores	$2,743,239	$2,593,440
Other	49,799	48,293

Total	$2,793,038	$2,641,733

Segment Profit
Auto Parts Stores	$1,466,161	$1,383,564
Other	34,907	33,910

Gross profit	1,501,068	1,417,474
Operating, selling, general and administrative expenses	(1,001,045)	(929,656)
Interest expense, net	(43,743)	(39,006)

Income before income taxes	$456,280	$448,812

1
6

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AutoZone, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. (the Company) as of November 23, 2019, the related condensed consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for the twelve week periods ended November 23, 2019 and November 17, 2018, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of August 31, 2019, the related consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated October 28, 2019, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
/s/ Ernst & Young LLP
Memphis, Tennessee
December 20, 2019

1
7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis (“MD&A”), we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect the future results of AutoZone, Inc. (“AutoZone” or the “Company”). The following MD&A discussion should be read in conjunction with our Condensed Consolidated Financial Statements, related notes to those statements and other financial information, including forward-looking statements and risk factors, that appear elsewhere in this Quarterly Report on Form
10-Q,
our Annual Report on Form
10-K
for the year ended August 31, 2019 and other filings with the SEC.
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
Overview
We are the leading retailer, and a leading distributor, of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at November 23, 2019, operated 5,790 stores in the U.S., 606 stores in Mexico; and 37 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive
products. At November 23, 2019, in 4,917 of our domestic stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in stores in Mexico and Brazil. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive
products through www.autozone.com and our commercial customers can make purchases through www.autozonepro.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services.
Operating results for the twelve weeks ended November 23, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2020. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter of fiscal 2020 has 16 weeks and the fourth quarter of fiscal 2019 had 17 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.
Executive Summary
Net sales were up 5.7% for the quarter driven by an increase in domestic same store sales (sales from stores open at least one year) of 3.4% and new AutoZone stores. Operating profit increased 2.5% to $500.0 million, while net income for the quarter decreased 0.3% over the same period last year driven by an increased effective tax rate resulting from a reduced benefit from stock options exercised during the quarter compared to the prior year quarter. Diluted earnings per share increased 6.2% to $14.30 per share from $13.47 per share in the comparable prior year period.
Our business is impacted by various factors within the economy that affect both our consumer and our industry, including but not limited to fuel costs, wage rates and other economic conditions. Given the nature of these macroeconomic factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.
During the first quarter of fiscal 2020, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 86% of total sales with discretionary making up the remaining, which is consistent with the comparable prior year period, with failure related categories continuing to be the largest portion of our sales mix. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by severe or unusual weather over a short-term period. Over the long-term, we believe the impact of the weather on our sales mix is not significant.

The two statistics we believe have the most positive correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a positive correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. The average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. According to the latest data provided by the Auto Care Association as of January 1, 2019, for the 8
th
consecutive year, the average age of vehicles on the road has exceeded 11 years. Since the beginning of the fiscal year and through September 2019 (latest publicly available information), miles driven in the U.S. increased 1.7% compared to the same period in the prior year.
Twelve Weeks Ended November 23, 2019
Compared with Twelve Weeks Ended November 17, 2018
Net sales for the twelve weeks ended November 23, 2019 increased $151.3 million to $2.793 billion, or 5.7%, over net sales of $2.642 billion for the comparable prior year period. Total auto parts sales increased by 5.8%, primarily driven by an increase in domestic same store sales of 3.4% and net sales of $49.1 million from new AutoZone stores. Domestic commercial sales increased $74.6 million, or 13.6%, over the comparable prior year period.
Gross profit for the twelve weeks ended November 23, 2019 was $1.501 billion, compared with $1.417 billion during the comparable prior year period. Gross profit, as a percentage of sales, was relatively flat to last year at 53.7%.
Operating, selling, general and administrative expenses for the twelve weeks ended November 23, 2019 were $1.001 billion, or 35.8% of net sales, compared with $929.7 million, or 35.2% of net sales, during the comparable prior year period. Operating expenses, as a percentage of sales, were higher than last year with deleverage primarily driven by domestic store payroll and benefits.
Net interest expense for the twelve weeks ended November 23, 2019 was $43.7 million compared with $39.0 million during the comparable prior year period. The increase was primarily due to an increase in borrowing levels over the comparable prior year period. Average borrowings for the twelve weeks ended November 23, 2019 were $5.190 billion, compared with $4.972 billion for the comparable prior year period. Weighted average borrowing rates were 3.1% for each of the twelve week periods ended November 23, 2019 and November 17, 2018.
Our effective income tax rate was 23.2% of pretax income for the twelve weeks ended November 23, 2019 and 21.7% for the comparable prior year period. The increase in the tax rate was primarily attributable to a reduced benefit from stock options exercised during the quarter. The benefit of stock options exercised in the current quarter was $1.5 million compared to $11.2 million in the prior year quarter.
Net income for the twelve week period ended November 23, 2019 decreased by $1.1 million to $350.3 million due to the factors set forth above, and diluted earnings per share increased by 6.2% to $14.30 from $13.47 in the comparable prior year period. For the twelve weeks ended November 23, 2019 and November 17, 2018, earnings per share includes excess tax benefits from stock option exercises of $0.06 per share and $0.43 per share, respectively. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.70.
Liquidity and Capital Resources
The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the twelve weeks ended November 23, 2019, our net cash flows from operating activities provided $447.1 million as compared with $449.2 million provided during the comparable prior year period. The decrease is primarily due to the timing of accrued payments.
Our net cash flows used in investing activities for the twelve weeks ended November 23, 2019 was $90.7 million as compared with $91.9 million in the comparable prior year period. Capital expenditures for the twelve weeks ended November 23, 2019 were $101.4 million compared to $98.2 million for the comparable prior year period. The increase is primarily driven by increased store openings compared to the comparable prior year period. During the twelve week period ended November 23, 2019, we opened 22 net new stores. In the comparable prior year period, we opened 16 net new stores. Investing cash flows were impacted by our wholly owned captive, which purchased $35.4 million and sold $45.8 million in marketable debt securities during the twelve weeks ended November 23, 2019. During the comparable prior year period, the captive purchased $7.5 million in marketable debt securities and sold $13.1 million in marketable debt securities.
Our net cash flows used in financing activities for the twelve weeks ended November 23, 2019 were $375.8 million compared to $315.6 million in the comparable prior year period. For the twelve week period ended November 23, 2019, our commercial paper activity resulted in $79.7 million in net proceeds, as compared to $149.4 million in net proceeds in the comparable prior year period. For the twelve weeks ended November 23, 2019, proceeds from the sale of common stock and exercises of stock options provided $8.8 million. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $44.7 million.
During fiscal 2020, we expect to increase the investment in our business as compared to fiscal 2019. Our investments continue to be directed primarily to new stores, investments in technology, supply chain infrastructure and enhancements to existing stores. The amount of our investments in our new stores is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States, Mexico or Brazil, or located in urban or rural areas.

In addition to the building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate. Extended payment terms from our vendors have allowed us to continue our high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 110.3% at November 23, 2019, compared to 108.9% at November 17, 2018. The increase was primarily due to more favorable vendor terms.
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
For the trailing four quarters ended November 23, 2019, our adjusted after-tax
return on invested capital (“ROIC”) was 35.5% as compared to 33.7% for the comparable prior year period. We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of
Non-GAAP
Financial Measures” section for further details of our calculation.
Debt Facilities
We entered into a Master Extension, New Commitment and Amendment Agreement dated as of November 18, 2017 (the “Extension Amendment”) to the Third Amended and Restated Credit Agreement dated as of November 18, 2016, as amended, modified, extended or restated from time to time (the “Revolving Credit Agreement”). Under the Extension Amendment: (i) our borrowing capacity under the Revolving Credit Agreement was increased from $1.6 billion to $2.0 billion; (ii) our option to increase the borrowing capacity under the Revolving Credit Agreement was “refreshed” and the amount of such option remained at $400 million; (iii) the maximum borrowing under the Revolving Credit Agreement may, at our option, subject to lenders approval, be increased from $2.0 billion to $2.4 billion; (iv) the termination date of the Revolving Credit Agreement was extended from November 18, 2021 until November 18, 2022; and (v) we have the option to make one additional written request of the lenders to extend the termination date then in effect for an additional year. Under the Revolving Credit Agreement, we may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the Revolving Credit Agreement, depending upon our senior, unsecured,
(non-credit
enhanced) long-term debt ratings. Interest accrues on base rate loans as defined in the Revolving Credit Agreement. As of November 23, 2019, we had $3.2 million of outstanding letters of credit under the Revolving Credit Agreement.
We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of November 23, 2019, we had $20.2 million in letters of credit outstanding under the letter of credit facility, which expires in June 2022.
In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $224.2 million in letters of credit outstanding as of November 23, 2019. These letters of credit have various maturity dates and were issued on an uncommitted basis.
All senior notes are subject to an interest rate adjustment if the debt ratings assigned to the senior notes are downgraded (as defined in the agreements). Further, the senior notes contain a provision that repayment of the senior notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our senior notes contain minimal covenants, primarily restrictions on liens. Under our revolving credit facilities, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs. As of November 23, 2019, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.
As of November 23, 2019, the $1.110 billion of commercial paper borrowings and the $500 million 4.000% Senior Notes due November 2020 were classified as long-term in the Consolidated Balance Sheets as we had the ability and intent to refinance them on a long-term basis through available capacity in our revolving credit facilities. As of November 23, 2019, we had $1.997 billion of availability under our $2.0 billion revolving credit facilities, which would allow us to replace these short-term obligations with long-term financing facilities.
Our adjusted debt to earnings before interest, taxes, depreciation, amortization, and rent (“EBITDAR”) ratio was 2.5:1 as of November 23, 2019 and was 2.5:1 as of November 17, 2018. We calculate adjusted debt as the sum of total debt, finance lease liabilities and rent times six; and we calculate adjusted EBITDAR by adding interest, taxes, depreciation, amortization, rent, share-based expense, impairment charges, pension termination charges and deferred tax liabilities to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. To the extent EBITDAR continues to grow in future years, we expect our debt levels to increase; conversely, if EBITDAR declines, we would expect our debt levels to decrease. Refer to the “Reconciliation of
Non-GAAP
Financial Measures” section for further details of our calculation.

Stock Repurchases
From January 1, 1998 to November 23, 2019, we have repurchased a total of 147.3 million shares of our common stock at an aggregate cost of $21.873 billion, including 403,107 shares of our common stock at an aggregate cost of $450.0 million during the twelve week period ended November 23, 2019. On October 7, 2019, the Board voted to increase the authorization by $1.25 billion. This raised the total value of shares authorized to be repurchased to $23.15 billion. Considering cumulative repurchases as of November 23, 2019, we had $1.277 billion remaining under the Board’s authorization to repurchase our common stock.
Subsequent to November 23, 2019, we have repurchased 101,815 shares of our common stock at an aggregate cost of $120.0 million.
Off-Balance
Sheet Arrangements
Since our fiscal year end, we have cancelled, issued and modified stand-by
letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by
letters of credit commitment at November 23, 2019, was $247.6 million, compared with $101.2 million at August 31, 2019, and our total surety bonds commitment at November 23, 2019, was $42.1 million, compared with $36.7 million at August 31, 2019.
Financial Commitments
As of November 23, 2019, there were no significant changes to our contractual obligations as described in our Annual Report on Form
10-K
for the year ended August 31, 2019.
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

Reconciliation of
Non-GAAP
Financial Measure: Adjusted
After-Tax
ROIC
The following tables calculate the percentages of adjusted ROIC for the trailing four quarters ended November 23, 2019 and November 17, 2018.

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 31, 2019	Twelve Weeks Ended November 17, 2018	Forty-One Weeks Ended August 31, 2019	Twelve Weeks Ended November 23, 2019	Trailing Four Quarters Ended November 23, 2019
Net income	$1,617,221	$351,406	$1,265,815	$350,338	$1,616,153
Adjustments:
Interest expense	184,804	39,006	145,798	43,743	189,541
Rent expense (1)	332,726	71,216	261,510	75,592	337,102
Tax effect (2)	(107,129)	(22,816)	(84,313)	(24,702)	(109,015)

Deferred tax liabilities, net of repatriation tax	(6,340)	–	(6,340)	–	(6,340)

Adjusted after-tax return	$2,021,282	$438,812	$1,582,470	$444,971	$2,027,441

Average debt (3)					$5,182,565
Average stockholders’ deficit (3)					(1,666,486)
Add: Rent x 6 (1)					2,022,612
Average finance lease liabilities (3)					170,863

Pre-tax invested capital					$5,709,554

Adjusted after-tax ROIC					35.5%

	A	B	A-B=C	D	C+D
(in thousands, except percentage)	Fiscal Year Ended August 25, 2018	Twelve Weeks Ended November 18, 2017	Forty Weeks Ended August 25, 2018	Twelve Weeks Ended November 17, 2018	Trailing Four Quarters Ended November 17, 2018
Net income	$1,337,536	$281,003	$1,056,533	$351,406	$1,407,939
Adjustments:
Impairment before tax	193,162	–	193,162	–	193,162
Pension termination charges before tax	130,263	–	130,263	–	130,263
Interest expense	174,527	38,889	135,638	39,006	174,644
Rent expense	315,580	69,655	245,925	71,216	317,141
Tax effect (2)	(211,806)	(36,362)	(175,444)	(25,773)	(201,217)

Deferred tax liabilities, net of repatriation tax	(132,113)	–	(132,113)	–	(132,113)

Adjusted after-tax return	$1,807,149	$353,185	$1,453,964	$435,855	$1,889,819

Average debt (3)					$5,028,638
Average stockholders’ deficit (3)					(1,479,244)
Add: Rent x 6					1,902,846
Average finance lease liabilities (3)					157,763

Pre-tax invested capital					$5,610,003

Adjusted after-tax ROIC					33.7%

(1)
Effective September
1, 2019, the Company adopted ASU
2016-02,
Leases (Topic 842), the new lease accounting standard that required the Company to recognize operating lease assets and liabilities in the balance sheet. The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the 12 weeks ended November
 23, 2019.

Total lease cost per ASC 842, for the 12 weeks ended November 23, 2019	$95,840
Less: Finance lease interest and amortization	(14,041)
Less: Variable operating lease components, related to insurance and common area maintenance for the 12 weeks ended November 23, 2019	(6,207)

Rent expense for the 12 weeks ended November 23, 2019	75,592
Add: Rent expense for the 41 weeks ended August 31, 2019, as previously reported prior to the adoption of ASC 842	261,510

Rent expense for the 53 weeks ended November 23, 2019	$337,102

(2)
Effective tax rate over trailing four quarters ended November 23, 2019 is 20.7%. Effective tax rate over trailing four quarters ended November 17, 2018 is 24.2% for impairment, 28.1% for pension termination and 23.4% for interest and rent expense.

(3)	All averages are computed based on trailing 5 quarter balances.

Reconciliation of
Non-GAAP
Financial Measure: Adjusted Debt to EBITDAR
The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended November 23, 2019 and November 17, 2018.

	A	B	A-B=C	D	C+D

(in thousands, except ratio)	Fiscal Year Ended August 31, 2019	Twelve Weeks Ended November 17, 2018	Forty-One Weeks Ended August 31, 2019	Twelve Weeks Ended November 23, 2019	Trailing Four Quarters Ended November 23, 2019
Net income	$1,617,221	$351,406	$1,265,815	$350,338	$1,616,153
Add: Interest expense	184,804	39,006	145,798	43,743	189,541
Income tax expense	414,112	97,406	316,706	105,942	422,648

Adjusted EBIT	2,216,137	487,818	1,728,319	500,023	2,228,342
Add: Depreciation expense	369,957	82,452	287,505	89,750	377,255
Rent expense	332,726	71,216	261,510	75,592	337,102
Share-based expense	43,255	10,527	32,728	9,996	42,724

Adjusted EBITDAR	$2,962,075	$652,013	$2,310,062	$675,361	$2,985,423

Debt					$5,287,324
Finance lease liabilities					195,663
Add : Rent x 6 (1)					2,022,612

Adjusted debt					$7,505,599

Adjusted debt to EBITDAR					2.5

	A	B	A-B=C	D	C+D

(in thousands, except ratio)	Fiscal Year Ended August 25, 2018	Twelve Weeks Ended November 18, 2017	Forty Weeks Ended August 25, 2018	Twelve Weeks Ended November 17, 2018	Trailing Four Quarters Ended November 17, 2018
Net income	$1,337,536	$281,003	$1,056,533	$351,406	$1,407,939
Add: Impairment before tax	193,162	–	193,162	–	193,162
Pension termination charges before tax	130,263	–	130,263	–	130,263
Interest expense	174,527	38,889	135,638	39,006	174,644
Income tax expense	298,793	148,862	149,931	97,406	247,337

Adjusted EBIT	2,134,281	468,754	1,665,527	487,818	2,153,345
Add: Depreciation expense	345,084	77,986	267,098	82,452	349,550
Rent expense	315,580	69,655	245,925	71,216	317,141
Share-based expense	43,674	11,086	32,588	10,527	43,115

Adjusted EBITDAR	$2,838,619	$627,481	$2,211,138	$652,013	$2,863,151

Debt					$5,156,037
Finance lease liabilities					158,284
Add: Rent x 6					1,902,846

Adjusted debt					$7,217,167

Adjusted debt to EBITDAR					2.5

(1)
Effective September 1, 2019, the Company adopted ASU
2016-02,
Leases (Topic 842), the new lease accounting standard that required the Company to recognize operating lease assets and liabilities in the balance sheet. The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the 12 weeks ended November 23, 2019.

Total lease cost per ASC 842, for the 12 weeks ended November 23, 2019	$95,840
Less: Finance lease interest and amortization	(14,041)
Less: Variable operating lease components, related to insurance and common area maintenance for the 12 weeks ended November 23, 2019	(6,207)

Rent expense for the 12 weeks ended November 23, 2019	75,592
Add: Rent expense for the 41 weeks ended August 31, 2019, as previously reported prior to the adoption of ASC 842	261,510

Rent expense for the 53 weeks ended November 23, 2019	$337,102

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
Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form
10-K
for the year ended August 31, 2019. Our critical accounting policies have not changed since the filing of our Annual Report on Form
10-K
for the year ended August 31, 2019. The Company has not made any changes in these critical accounting policies during the period covered by this Quarterly Report on Form
10-Q.
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At November 23, 2019, the only material change to our instruments and positions that are sensitive to market risk since the disclosures in our 2019 Annual Report to Stockholders was the $79.7 million net increase in commercial paper.
The fair value of our debt was estimated at $5.468 billion as of November 23, 2019 and $5.419 billion as of August 31, 2019, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value was greater than the carrying value of debt by $180.6 million at November 23, 2019 and greater than the carrying value by $212.7 million at August 31, 2019. We had $1.110 billion of variable rate debt outstanding at November 23, 2019 and $1.030 billion of variable rate debt outstanding at August 31, 2019. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax
earnings and cash flows of $11.1 million in fiscal 2020. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $4.178 billion, net of unamortized debt issuance costs of $22.4 million at November 23, 2019 and $4.176 billion, net of unamortized debt issuance costs of $23.7 million at August 31, 2019. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $168.5 million at November 23, 2019.
Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of November 23, 2019, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 23, 2019.
Changes in Internal Controls
During the first quarter ended November 23, 2019, we adopted the new accounting standard under ASU
2016-02,
 Leases (Topic 842)
(Refer to “Note A – General” and “Note L – Leases”), and as a result, we modified the related internal controls over financial reporting. There have been no other changes in our internal control over financial reporting during the quarter ended November 23, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, we believe we should be eligible to be reimbursed up to 75% of qualified remediation costs by the State of New Jersey. We have asked the state for clarification that the agreement applies to off-site
work. Although the aggregate amount of additional costs that we may incur pursuant to the remediation cannot currently be ascertained, we do not currently believe that fulfillment of our obligations under the agreement or otherwise will result in costs that are material to the Company’s Condensed Consolidated Statement of Income, Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Cash Flows.
We are involved in various other legal proceedings incidental to the conduct of our business, including, but not limited to, several lawsuits containing class-action allegations in which the plaintiffs are current and former hourly and salaried employees who allege various wage and hour violations and unlawful termination practices. We do not currently believe that, either individually or in the aggregate, these matters will result in liabilities material to the Company’s Condensed Consolidated Statement of Income, Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Cash Flows.
Item 1A.	Risk Factors

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form
10-K
for the fiscal year ended August 31, 2019.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended November 23, 2019 were as follows:
Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2019 to September 28, 2019	97,846	$1,124.20	97,846	$1,616,794,844
September 29, 2019 to October 26, 2019	179,671	1,083.27	179,671	1,422,162,936
October 27, 2019 to November 23, 2019	125,590	1,157.49	125,590	1,276,793,619

Total	403,107	$1,116.33	403,107	$1,276,793,619

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended on October 7, 2019 to increase the repurchase authorization by $1.25 billion. This brings the total value of shares to be repurchased to $23.15 billion. All of the above repurchases were part of this program. Subsequent to November 23, 2019, we have repurchased 101,815 shares of our common stock at an aggregate cost of $120.0 million.

Item 3.	Defaults Upon Senior Securities

Not applicable.
Item 4.	Mine Safety Disclosures

Not applicable.
Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are being filed herewith:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Seventh Amended and Restated By-Laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 19, 2018.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

101.DEF	XBRL Taxonomy Extension Definition Document

104.	Cover Page formatted as Inline XBRL and contained in Exhibits 101

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exc
hange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOZONE, INC.

By:	/s/ WILLIAM T. GILES
William T. Giles
Chief Financial Officer and Executive Vice President
Finance, Information Technology and Store Development
(Principal Financial Officer)

By:	/s/ CHARLIE PLEAS, III
Charlie Pleas, III
Senior Vice President, Controller
(Principal Accounting Officer)

Dated: December 20, 2019

28