Form 10-Q
period 2020-02-15
AUTOZONE INC
filed 2020-03-17
CIK 866787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
      ☒                                                        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 15, 2020, or
      ☐                                                        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from

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
Common Stock, $.01 Par Value –
23,352,430
s
hares outstanding as of March 13, 2020.

PART I. FINANCIAL INFORMATION
Item 1.             Financial Statements.
AUTOZONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	February 15, 2020	August 31, 2019

Assets
Current assets:
Cash and cash equivalents	$152,970	$176,300
Accounts receivable	340,280	308,995
Merchandise inventories	4,606,211	4,319,113
Other current assets	201,086	224,277

Total current assets	5,300,547	5,028,685

Property and equipment:
Property and equipment	7,948,231	7,713,196
Less: Accumulated depreciation and amortization	(3,471,805)	(3,314,445)

	4,476,426	4,398,751

Operating lease right-of-use assets	2,579,217	–
Goodwill	302,645	302,645
Deferred income taxes	27,945	26,861
Other long-term assets	176,969	138,971

	3,086,776	468,477

	$12,863,749	$9,895,913

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,869,914	$4,864,912
Current portion of operating lease liabilities	234,506	–
Accrued expenses and other	632,343	621,932
Income taxes payable	42,797	25,297

Total current liabilities	5,779,560	5,512,141

Long-term debt	5,451,471	5,206,344
Operating lease liabilities, less current portion	2,494,840	–
Deferred income taxes	325,263	311,980
Other l ong-term liabilities	523,734	579,299

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	–	–
Common stock, par value $.01 per share, authorized 200,000 shares; 23,653 shares issued and 23,488 shares outstanding as of February 15 , 2020 ; 25,445 shares issued and 24,038 shares outstanding as of August 31 , 2019	237	254
Additional paid-in capital	1,241,733	1,264,448
Retained deficit	(2,534,322)	(1,305,347)
Accumulated other comprehensive loss	(228,337)	(269,322)
Treasury stock, at cost	(190,430)	(1,403,884)

Total stockholders’ deficit	(1,711,119)	(1,713,851)

	$12,863,749	$9,895,913

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands, except per share data)	February 15, 2020	February 9, 2019	February 15, 2020	February 9, 2019

Net sales	$2,513,663	$2,450,568	$5,306,700	$5,092,302
Cost of sales, including warehouse and delivery expenses	1,147,600	1,125,461	2,439,569	2,349,721

Gross profit	1,366,063	1,325,107	2,867,131	2,742,581
Operating, selling, general and administrative expenses	958,125	925,087	1,959,170	1,854,742

Operating profit	407,938	400,020	907,961	887,839
Interest expense, net	44,335	41,362	88,078	80,369

Income before income taxes	363,603	358,658	819,883	807,470
Income tax expense	64,321	64,020	170,263	161,426

Net income	$299,282	$294,638	$649,620	$646,044

Weighted average shares for basic earnings per share	23,570	25,166	23,722	25,397
Effect of dilutive stock equivalents	590	477	604	473

Weighted average shares for diluted earnings per share	24,160	25,643	24,326	25,870

Basic earnings per share	$12.70	$11.71	$27.38	$25.44

Diluted earnings per share	$12.39	$11.49	$26.70	$24.97

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands)	February 15, 2020	February 9, 2019	February 15, 2020	February 9, 2019

Net income	$299,282	$294,638	$649,620	$646,044
Other comprehensive income (loss):
Foreign currency translation adjustments	21,178	39,332	40,218	(1,241)
Unrealized gains (losses) on marketable debt securities, net of taxes (1)	178	508	(10)	431
Net derivative activities, net of taxes (2)	388	389	777	778

Total other comprehensive income (loss)	21,744	40,229	40,985	(32)

Comprehensive income	$321,026	$334,867	$690,605	$646,012

(1)
Unrealized gains on marketable debt securities are presented net of taxes of $47 in fiscal 2020 and $135 in fiscal 2019 for the twelve weeks ended. Unrealized losses on marketable securities are presented net of tax benefit of $3 in fiscal 2020, and unrealized gains on marketable securities are presented net of taxes of $115 in fiscal 2019 for the twenty-four weeks ended.

(2)	Net derivative activities are presented net of taxes of $120 in fiscal 2020 and fiscal 2019 for the twelve weeks ended and $240 for fiscal 2020 and fiscal 2019 for the twenty-four weeks ended.

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-Four Weeks Ended
(in thousands)	February 15, 2020	February 9, 2019

Cash flows from operating activities:
Net income	$649,620	$646,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	180,420	166,230
Amortization of debt origination fees	4,216	3,668
Deferred income taxes	11,154	7,211
Share-based compensation expense	22,107	21,558
Changes in operating assets and liabilities:
Accounts receivable	(28,897)	(38,338)
Merchandise inventories	(262,234)	(364,392)
Accounts payable and accrued expenses	6,571	256,969
Income taxes payable	11,124	31,701
Other, net	57,563	86,418

Net cash provided by operating activities	651,644	817,069

Cash flows from investing activities:
Capital expenditures	(190,563)	(195,832)
Purchase of marketable debt securities	(56,347)	(21,054)
Proceeds from sale of marketable debt securities	70,812	34,531
Proceeds from disposal of capital assets and other, net	1,185	6,152

Net cash used in investing activities	(174,913)	(176,203)

Cash flows from financing activities:
Net proceeds from commercial paper	242,700	103,500
Net proceeds from sale of common stock	48,705	107,578
Purchase of treasury stock	(764,846)	(847,097)
Repayment of principal portion of finance lease liabilities	(29,324)	(25,529)

Net cash used in financing activities	(502,765)	(661,548)

Effect of exchange rate changes on cash	2,704	(1,477)

Net (decrease) in cash and cash equivalents	(23,330)	(22,159)
Cash and cash equivalents at beginning of period	176,300	217,824

Cash and cash equivalents at end of period	$152,970	$195,665

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Twelve Weeks Ended February 15, 2020
(in thousands)	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at November 23, 2019	25,465	$254	$1,282,629	$(955,009)	$(250,081)	$(1,853,883)	$(1,776,090)
Net income	–	–	–	299,282	–	–	299,282
Total other comprehensive income	–	–	–	–	21,744	–	21,744
Retirement of treasury shares	(1,912)	(19)	(99,686)	(1,878,595)	–	1,978,300	–
Purchase of 267 shares of treasury stock	–	–	–	–	–	(314,847)	(314,847)
Issuance of common stock under stock options and stock purchase plans	100	2	46,477	–	–	–	46,479
Share-based compensation expense	–	–	12,313	–	–	–	12,313

Balance at February 15, 2020	23,653	$237	$1,241,733	$(2,534,322)	$(228,337)	$(190,430)	$(1,711,119)

	Twelve Weeks Ended February 9, 2019
(in thousands)	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at November 17, 2018	27,658	$277	$1,209,851	$(864,191)	$(276,066)	$(1,728,487)	$(1,658,616)
Net income	–	–	–	294,638	–	–	294,638
Total other comprehensive income	–	–	–	–	40,229	–	40,229
Retirement of treasury shares	(2,563)	(26)	(125,442)	(1,706,972)	–	1,832,440	–
Purchase of 422 shares of treasury stock	–	–	–	–	–	(350,037)	(350,037)
Issuance of common stock under stock options and stock purchase plans	164	2	69,018	–	–	–	69,020
Share-based compensation expense	–	–	10,404	–	–	–	10,404

Balance at February 9, 2019	25,259	$253	$1,163,831	$(2,276,525)	$(235,837)	$(246,084)	$(1,594,362)

	Twenty-Four Weeks Ended February 15, 2020
(in thousands)	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at August 31, 2019	25,445	$254	$1,264,448	$(1,305,347)	$(269,322)	$(1,403,884)	$(1,713,851)
Net income	–	–	–	649,620	–	–	649,620
Total other comprehensive income	–	–	–	–	40,985	–	40,985
Retirement of treasury shares	(1,912)	(19)	(99,686)	(1,878,595)	–	1,978,300	–
Purchase of 670 shares of treasury stock	–	–	–	–	–	(764,846)	(764,846)
Issuance of common stock under stock options and stock purchase plans	120	2	55,299	–	–	–	55,301
Share-based compensation expense	–	–	21,672	–	–	–	21,672

Balance at February 15, 2020	23,653	$237	$1,241,733	$(2,534,322)	$(228,337)	$(190,430)	$(1,711,119)

	Twenty-Four Weeks Ended February 9, 2019
(in thousands)	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance at August 25, 2018	27,530	$275	$1,155,426	$(1,208,824)	$(235,805)	$(1,231,427)	$(1,520,355)
Cumulative effect of adoption of ASU 2014-09	–	–	–	(6,773)	–	–	(6,773)

Balance at August 25, 2018, as adjusted	27,530	$275	$1,155,426	$(1,215,597)	$(235,805)	$(1,231,427)	$(1,527,128)
Net income	–	–	–	646,044	–	–	646,044
Total other comprehensive loss	–	–	–	–	(32)	–	(32)
Retirement of treasury shares	(2,563)	(26)	(125,442)	(1,706,972)	–	1,832,440	–
Purchase of 1,076 shares of treasury stock	–	–	–	–	–	(847,097)	(847,097)
Issuance of common stock under stock options and stock purchase plans	292	4	113,942	–	–	–	113,946
Share-based compensation expense	–	–	19,905	–	–	–	19,905

Balance at February 9, 2019	25,259	$253	$1,163,831	$(2,276,525)	$(235,837)	$(246,084)	$(1,594,362)

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A – General
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form
10-Q
and Article 10 of Regulation S-X of the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and related notes included in the AutoZone, Inc. (“AutoZone” or the “Company”) Annual Report on Form
10-K
for the year ended August 31, 2019.
Operating results for the twelve and twenty-four weeks ended February 15, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 29, 2020. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter of fiscal 2020 has 16 weeks and fiscal 2019 had 17 weeks.
Recently Adopted Accounting Pronouncements:
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
 2016-02,
 Leases (Topic 842)
, and subsequently amended this update by issuing additional ASU’s that provided clarification and further guidance for areas identified as potential implementation issues. ASU 2016-02 requires a two-fold
 approach for lessee accounting, under which a lessee will account for leases as finance leases or operating leases. For all leases with original terms greater than 12 months, both lease classifications will result in the lessee recognizing a right-of-use
 asset and a corresponding lease liability on its balance sheet, with differing methodologies for income statement recognition. This guidance also requires certain quantitative and qualitative disclosures about leasing arrangements. ASU
2016-02
and its amendments were effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption was permitted. The ASU’s transition provisions could be applied under a modified retrospective approach to each prior reporting period presented in the financial statements or only at the beginning of the period of adoption using the alternative transition method
.
The Company adopted this standard and its amendments as of September 1, 2019, using the modified retrospective transition method. Under this method, existing leases were recorded at the adoption date, comparative periods were not restated and prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for the prior periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the carry forward of prior lease identification under Accounting Standards Codification (“ASC”) Topic 840. The Company made the accounting policy election for short-term leases resulting in lease payments being recorded as an expense on a straight-line basis over the lease term. The Company also elected the practical expedient to not separate lease components from the non-lease
components (typically fixed common-area maintenance costs at its retail store locations) for all classes of leased assets, except vehicles. The Company chose not to elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. Adoption of the leasing standard resulted in operating lease right-of-use
assets of approximately $2.5 billion and operating lease liabilities of approximately $2.7 billion as of September 1, 2019. Existing prepaid and deferred rent were netted and recorded as an offset to our gross operating lease right-of-use
assets. There was no adjustment to the opening balance of retained earnings upon adoption. The standard did not have a material impact on the Company’s Condensed Consolidated Statements of Income, Condensed Consolidated Statement
s
of Cash Flows or covenant compliance under its existing credit agreement. Refer to “Note
L

–
 Leases”.
In June 2018, the FASB issued ASU
2018-07,
Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting
. ASU
2018-07
aims to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted this standard beginning with its first quarter ending November 23, 2019. The Company determined that the provisions of ASU
2018-07
did not have an impact on its Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows.
Recently Issued Accounting Pronouncements:
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
software. ASU
2018-15
is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt this standard beginning with its first quarter ending November 21, 2020. The Company is currently evaluating the new guidance to determine the impact the adoption will have on its Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows.
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
which was subsequently amended in November 2018 through ASU
2018-19,
Codification Improvements to Topic 326, Financial Instruments Credit Losses
. ASU
2016-13
will require entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financial receivables, debt securities, and other instruments, which will result in earlier recognition of credit losses.

Further, the new credit loss model will affect how entities estimate their allowance for loss receivables that are current with respect to their payment terms. ASU
2016-13
will be effective for the Company at the beginning of its fiscal 2021 year. The Company will adopt this standard beginning with
its first quarter ending November 21, 2020. The Company is currently evaluating the new guidance to determine the impact the adoption will have on the Company’s Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheet
s
or Condensed Consolidated Statement
s
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
Stock Options:
The Company made stock option grants of
188,324
shares during the twenty-four week period ended February
15
,
2020
 and granted options to purchase
172,588
shares during the comparable prior year period. The Company grants options to purchase common stock to certain of its employees under its plan at prices equal to the market value of the stock on the date of grant. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date.
The weighted average fair value of the stock option awards granted during the twenty-four week periods ended February 15, 2020 and February 9, 2019, using the Black-Scholes-Merton multiple-option pricing valuation model, was $252.39 and $208.33 per share, respectively, using the following weighted average key assumptions:

	Twenty-Four Weeks Ended
	February 15, 2020	February 9, 2019

Expected price volatility	22%	21%
Risk-free interest rate	1.4%	3.0%
Weighted average expected lives (in years)	5.5	5.6
Forfeiture rate	10%	10%
Dividend yield	0%	0%
During the twenty-four week period ended February 15, 2020, 105,860 stock options were exercised at a weighted average exercise price of $476.60. In the comparable prior year period, 283,210 stock options were exercised at a weighted average exercise price of $390.26.
Restricted Stock Units:
Restricted stock unit awards are valued at the market price of a share of the Company’s stock on the date of grant. Grants of employee restricted stock units vest ratably on an annual basis over a four-year service period and are payable in shares of common stock on the vesting date. Compensation expense for grants of employee restricted stock units is recognized on a straight-line basis over the four-year service period, less estimated forfeitures, which are consistent with stock option forfeiture assumptions. Grants of non-employee
director restricted stock units are made and expensed on January 1 of each year, as they vest immediately.
As of February 15, 2020, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $10.9 million, before income taxes, which we expect to recognize over an estimated weighted average period of 3.1 years.
Transactions related to restricted stock units for the twenty-four weeks ended February 15, 2020 were as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at August 31, 2019	10,049	$773.61
Granted	8,735	1,086.61
Vested	(4,183)	945.58
Canceled or forfeited	(165)	929.33

Nonvested at February 15, 2020	14,436	$911.39

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $12.1 million for the twelve week period ended February 15, 2020, and $11.0 million for the comparable prior year period. Total share-based compensation expense was $22.1 million for the twenty-four week period ended February 15, 2020, and $21.6 million for the comparable prior year period.
For the twelve week period ended February 15, 2020, 188,486 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 170,069 anti-dilutive shares were excluded from the dilutive earnings per share computation. There were 147,998 anti-dilutive shares excluded from the diluted earnings per share computation for the twenty-four week period ended February 15, 2020, and 188,999 anti-dilutive shares excluded for the comparable prior year period.
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
Marketable Debt Securities Measured at Fair Value on a Recurring Basis
The Company’s assets measured at fair value on a recurring basis were as follows:

	February 15, 2020
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$47,079	$872	$–	$47,951
Other long-term assets	67,355	9,141	–	76,496

	$114,434	$10,013	$–	$124,447

	August 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$65,344	$2,614	$–	$67,958
Other long-term assets	65,573	5,395	–	70,968

	$130,917	$8,009	$–	$138,926

At February 15, 2020, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheets consisted of short-term marketable debt securities of $48.0 million, which are included within Other current assets, and long-term marketable debt securities of $76.5  million, which are included in Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable debt securities, by asset class, are described in “Note D – Marketable Debt Securities.”
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

Note D – Marketable Debt Securities
The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable debt securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable debt securities consisted of the following:

	February 15, 2020
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$33,784	$62	$–	$33,846
Government bonds	57,554	662	–	58,216
Mortgage-backed securities	3,414	12	(8)	3,418
Asset-backed securities and other	28,956	13	(2)	28,967

	$123,708	$749	$(10)	$124,447

	August 31, 2019
(in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$36,998	$29	$(19)	$37,008
Government bonds	45,741	763	–	46,504
Mortgage-backed securities	2,089	2	(15)	2,076
Asset-backed securities and other	53,345	–	(7)	53,338

	$138,173	$794	$(41)	$138,926

The debt securities held at February 15, 2020, had effective maturities ranging from less than one year to approximately three years. The Company did not realize any material gains or losses on its marketable debt securities during the twenty-four week period ended February 15, 2020.
The Company holds 19 securities that are in an unrealized loss position of approximately $10 thousand at February 15, 2020. The Company has the intent and ability to hold these investments until recovery of fair value or maturity and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.
Included above in total
available-for-sale
marketable debt securities are $29.5 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.
Note E – Derivative Financial Instruments
At February 15, 2020, the Company had $4.6 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives, which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week period ended February 15, 2020, the Company reclassified $508 thousand of net losses from Accumulated other comprehensive loss to Interest expense. During the comparable prior year period, the Company reclassified $509 thousand of net losses from Accumulated other comprehensive loss to Interest expense. During the twenty-four week period ended February 15, 2020 and the comparable prior year period, the Company reclassified $1.0 million of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $1.8 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.
Note F – Merchandise Inventories
Merchandise inventories are stated at the lower of cost or market. Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in,
first-out
(“LIFO”) method for domestic inventories and the weighted average cost method for Mexico and Brazil inventories. Due to historical price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is not to write up inventory in excess of replacement cost, which is based on average cost. The difference between LIFO cost and replacement cost, which has been slightly reduced due to recent price inflation on the Company’s merchandise purchases, was $354.7 million at February 15, 2020 and $404.9 million at August 31, 2019.

Note G – Financing
The Company’s long-term debt consisted of the following:

(in thousands)	February 15, 2020	August 31, 2019

4.000% Senior Notes due November 2020, effective interest rate of 4.43%	$500,000	$500,000
2.500% Senior Notes due April 2021, effective interest rate of 2.62%	250,000	250,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.125% Senior Notes due April 2024, effective interest rate 3.32%	300,000	300,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate of 3.83%	600,000	600,000
3.750% Senior Notes due April 2029, effective interest rate of 3.86%	450,000	450,000
Commercial paper, weighted average interest rate of 1.72% and 2.28% at February 15, 2020 and August 31, 2019, respectively	1,272,700	1,030,000

Total debt before discounts and debt issuance costs	5,472,700	5,230,000
Less: Discounts and debt issuance costs	21,229	23,656

Long-term debt	$5,451,471	$5,206,344

As of February 15, 2020, the commercial paper borrowings and the $500 million 4.000% Senior Notes due November 2020 are classified as long-term in the accompanying Consolidated Balance Sheets as the Company has the ability and intent to refinance them on a long-term basis through available capacity in its revolving credit facility. As of February 15, 2020, the Company had $1.997 billion of availability under its $2.0 billion revolving credit facility, which would allow it to replace these short-term obligations with long-term financing facilities.
The Company entered into a Master Extension, New Commitment and Amendment Agreement dated as of November 18, 2017 (the “Extension Amendment”) to the Third Amended and Restated Credit Agreement dated as of November 18, 2016, as amended, modified, extended or restated from time to time (the “Revolving Credit Agreement”). Under the Extension Amendment: (i) the Company’s borrowing capacity under the Revolving Credit Agreement was increased from $1.6 billion to $2.0 billion; (ii) the Company’s option to increase its borrowing capacity under the Revolving Credit Agreement was “refreshed” and the amount of such option remained at $400 million; (iii) the maximum borrowing under the Revolving Credit Agreement may, at the Company’s option, subject to lenders approval, be increased from $2.0 billion to $2.4 billion; (iv) the termination date of the Revolving Credit Agreement was extended from November 18, 2021 until November 18, 2022; and (v) the Company has the option to make one additional written request of the lenders to extend the termination date then in effect for an additional year. Under the Revolving Credit Agreement, the Company may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the Revolving Credit Agreement, depending upon the Company’s senior, unsecured,
(non-credit
enhanced) long-term debt ratings. Interest accrues on base rate loans as defined in the Revolving Credit Agreement. As of February 15, 2020, the Company had $3.2 million of outstanding letters of credit under the Revolving Credit Agreement.
The fair value of the Company’s debt was estimated at $5.678 billion as of February 15, 2020, and $5.419 billion as of August 31, 2019, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater
 than the carrying value of debt by $226.6 million at February 15, 2020, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts. At August 31, 2019, the fair value was greater than the carrying value of debt by $212.7 million.
All senior notes are subject to an interest rate adjustment if the debt ratings assigned to the senior notes are downgraded (as defined in the agreements). Further, the senior notes contain a provision that repayment of the senior notes may be accelerated if the Company experiences a change in control (as defined in the agreements). The Company’s borrowings under its senior notes contain minimal covenants, primarily restrictions on liens. Under its revolving credit facilities, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under its borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of February 15, 2020, the Company was in compliance with all covenants and expects to remain in compliance with all covenants under its borrowing arrangements.
1
1

Note H – Stock Repurchase Program
From January 1, 1998 to February 15, 2020, the Company has repurchased a total of 147.5 million shares of its common stock at an aggregate cost of $22.188 billion, including 669,967 shares of its common stock at an aggregate cost of $764.8 million during the twenty-four week period ended February 15, 2020. On October 7, 2019, the Board voted to increase the repurchase authorization by $1.25 billion. This raised the total value of shares authorized to be repurchased to $23.15 billion. Considering the cumulative repurchases as of February 15, 2020, the Company had $961.9 million remaining under the Board’s authorization to repurchase its common stock.
During the twenty-four week period ended February 15, 2020, the Company retired 1.9 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1.879 billion and decreased Additional paid-in
capital by $99.7 million. During the comparable prior year period, the Company retired 2.6 million shares of treasury stock, which increased Retained deficit by $1.707 billion and decreased Additional paid-in
capital by $125.4 million.
Subsequent to February 15, 2020, the Company has repurchased
156,035

shares of its common stock at an aggregate cost of
$166.1
 million.
Note I – Accumulated Other Comprehensive Loss
Accumulated
other comprehensive loss includes foreign currency translation adjustments, activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale
debt securities. Changes in Accumulated other comprehensive loss for the twelve week periods ended February 15, 2020 and February 9, 2019 consisted of the following:

(in thousands)	Foreign Currency and Other (2)	Net Unrealized Gain (Loss) on Securities	Derivatives	Total

Balance at November 23, 2019	$(246,558)	$403	$(3,926)	$(250,081)
Other comprehensive income before reclassifications (1)	21,178	180	–	21,358
Amounts reclassified from Accumulated other comprehensive (loss) income (1)	–	(2)	388 (3)	386

Balance at February 15, 2020	$(225,380)	$581	$(3,538)	$(228,337)

(in thousands)	Foreign Currency and Other (2)	Net Unrealized Gain (Loss) on Securities	Derivatives	Total

Balance at November 17, 2018	$(269,472)	$(950)	$(5,644)	$(276,066)
Other comprehensive income before reclassifications (1)	39,332	507	–	39,839
Amounts reclassified from Accumulated other comprehensive income (1)	–	1	389 (3)	390

Balance at February 9, 2019	$(230,140)	$(442)	$(5,255)	$(235,837)
(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)
Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed
non-U.S.
subsidiaries earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of
non-U.S.
subsidiaries are intended to be permanently reinvested.

(3)
Represents gains on derivatives, net of taxes of $120 for the twelve weeks ended February 15, 2020 and February 9, 2019, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

1
2

Changes in Accumulated other comprehensive loss for the twenty-four week periods ended February 15, 2020 and February 9, 2019 consisted of the following:

(in th ousands)	Foreign Currency and Other (2)	Net Unrealized Gain (Loss) on Securities		Derivatives	Total

Balance at August 31, 2019	$(265,598)	$591		$(4,315)	$(269,322)
Other comprehensive income (loss) before reclassifications (1)	40,218	(53)		–	40,165
Amounts reclassified from Accumulated other comprehensive income (loss) (1)	–	43	(3)	777 (4)	820

Balance at February 15, 2020	$(225,380)	$581		$(3,538)	$(228,337)

(in th ousands)	Foreign Currency and Other (2)	Net Unrealized Gain (Loss) on Securities	Derivatives	Total

Balance at August 25, 2018	$(228,899)	$(873)	$(6,033)	$(235,805)
Other comprehensive income (loss) before reclassifications (1)	(1,241)	430	–	(811)
Amounts reclassified from Accumulated other comprehensive (loss) (1)	–	1	778 (4)	779
Balance at February 9, 2019	$(230,140)	$(442)	$(5,255)	$(235,837)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)
Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed
non-U.S.
subsidiaries earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of
non-U.S.
subsidiaries are intended to be permanently reinvested.

(3)
Represents realized losses on marketable debt securities, net of tax benefit of $12 for the twenty-four weeks ended February 15, 2020, which is recorded in Operating, selling general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Debt Securities” for further discussion.

(4)
Represents gains on derivatives, net of taxes of $240 for the twenty-four weeks ended February 15, 2020 and February 9, 2019, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.

Note J – Goodwill and Intangibles
As of February 15, 2020, there were no changes to the carrying amount of goodwill as described in our Annual Report on Form
10-K
for the year ended August 31, 2019.
The carrying amounts of intangible assets are included in Other long-term assets as follows:

(in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Technology	3-5 years	$870	$(870)	$–
Customer relationships	3-10 years	29,376	(25,685)	3,691

Total intangible assets other than goodwill		$30,246	$(26,555)	$3,691

Amortization expense of intangible assets for the twelve and twenty-four week periods ended February 15, 2020 and February 9, 2019 were $1.0 million and $1.9 million, respectively.
Note K – Litigation
The Company is involved in various legal proceedings incidental to the conduct of its business, including, but not limited to, several lawsuits containing class-action allegations in which the plaintiffs are current and former hourly and salaried employees who allege various wage and hour violations and unlawful termination practices. While the resolution of these matters cannot be predicted with certainty, management does not currently believe that, either individually or in the aggregate, these matters will result in liabilities material to the Company’s Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows.
Note L – Leases
The Company adopted ASU
2016-02,
Leases (Topic 842)
, beginning with its first quarter ended November 23, 2019 which requires leases to be recognized on the balance sheet. Leases with an original term of 12 months or less are not recognized in the Company’s Condensed Consolidated Balance Sheet
s
, and the lease expense related to these short-term leases is recognized over the lease term. The Company elected the practical expedient to not separate lease components from the non-lease
components, which includes fixed common-area maintenance costs at its retail store locations, for all classes of leased assets, except vehicles. Our vehicle leases typically include variable non-lease
components, such as maintenance and fuel charges, which contain observable standalone prices. We have elected to exclude these variable non-lease
components from vehicle lease payments for the purpose of calculating the right-of-use
assets and liabilities. These variable lease payments are expensed as incurred.
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

Lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet are as follows:

(in thousands)	Classification	February 15 , 2020

Assets:
Operating	Operating lease right-of-use assets	$2,579,217
Finance	Property and equipment	294,449

Total lease assets		$2,873,666

Liabilities: Current:
Operating	Current portion of operating lease liabilities	$234,506
Finance	Accrued expenses and other	58,864
Noncurrent:
Operating	Operating lease liabilities, less current portion	2,494,840
Finance	Other long-term liabilities	137,182

Total lease liabilities		$2,925,392

Accumulated amortization related to
f
inance lease assets was $93.4 million as of February 15, 2020.
Lease costs for finance and operating leases for the twelve and twenty-four weeks ended February 15, 2020 are as follows:

(in thousands)	Statement of Income Location	Twelve Weeks Ended February 15, 2020	Twenty-Four Weeks Ended February 15, 2020

Finance lease cost:
Amortization of lease assets	Depreciation and amortization	$12,872	$25,528
Interest on lease liabilities	Interest expense, net	1,282	2,667
Operating lease cost (1)	Selling, general and administrative expenses	80,396	162,195

Total lease cost		$94,550	$190,390

(
1)    Includes short-term leases, variable lease costs and sublease income, which are immaterial.
The future rental payments, inclusive of renewal options that have been included in defining the expected lease term, of our operating and finance lease obligations as of February 15, 2020 having initial or remaining lease terms in excess of one year are as follows:

(in thousands)	Finance Leases	Operating Leases	Total

2020	$30,419	$159,455	$189,874
2021	61,560	320,472	382,032
2022	48,694	310,948	359,642
2023	33,567	291,256	324,823
2024	11,328	267,176	278,504
Thereafter	39,598	2,232,620	2,272,218

Total lease payments	225,166	3,581,927	3,807,093
Less: Interest	(29,120)	(852,581)	(881,701)

Present value of lease liabilities	$196,046	$2,729,346	$2,925,392

The following table summarizes the Company’s lease term and discount rate assumptions:

February 15, 2020
Weighted-average remaining lease term in years, inclusive of renewal options that are reasonably certain to be exercised
Finance leases – real estate	30
Finance leases – vehicles	3
Operating leases	15
Weighted-average discount rate:
Finance leases – real estate	3.23%
Finance leases – vehicles	2.72%
Operating leases	3.55%

The following table summarizes the other information related to the Company’s lease liabilities:

(in thousands)	Twenty-Four Weeks Ended February 15, 2020

Cash paid for amounts included in the measurement of lease liabilities – operating cash flows from operating leases	$98,021
Leased assets obtained in exchange for new finance lease liabilities	45,582
Leased assets obtained in exchange for new operating lease liabilities	174,038

As of February 15
, 2020
, the Company has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use
asset and liability. These leases are generally for real estate and have undiscounted future payments of approximately $31.1 million and will commence when the Company obtains possession of the underlying leased asset. Commencement dates are expected to be from fiscal 2020 to fiscal 2022
.

Note M – Segment Reporting
The Company’s operating segments (Domestic Auto Parts, Mexico and Brazil) are aggregated as one reportable segment: Auto Parts Stores. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in “Note A – Significant Accounting Policies” in its Annual Report on Form
10-K
for the year ended August 31, 2019.
The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 6,461 stores in the U.S., Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive
products.
The Other category reflects business activities of two operating segments that are not separately reportable due to the materiality of these operating segments. The operating segments include ALLDATA, which produces, sells and maintains diagnostic and repair information software used in the automotive repair industry, and
E-commerce,
which includes direct sales to customers through www.autozone.com for sales that are not fulfilled by local stores.
The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended

(in thousands)	February 15, 2020	February 9, 2019	February 15, 2020	February 9, 2019

Net Sales
Auto Parts Stores	$2,464,988	$2,402,833	$5,208,226	$4,996,273
Other	48,675	47,735	98,474	96,029

Total	$2,513,663	$2,450,568	$5,306,700	$5,092,302

Segment Profit
Auto Parts Stores	$1,331,270	$1,291,186	$2,797,431	$2,674,751
Other	34,793	33,921	69,700	67,830

Gross profit	1,366,063	1,325,107	2,867,131	2,742,581
Operating, selling, general and administrative expenses	(958,125)	(925,087)	(1,959,170)	(1,854,742)
Interest expense, net	(44,335)	(41,362)	(88,078)	(80,369)

Income before income taxes	$363,603	$358,658	$819,883	$807,470

17

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AutoZone, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. (the Company) as of February 15, 2020, the related condensed consolidated statements of income, comprehensive income and stockholders’ deficit for the twelve and twenty-four week periods ended February 15, 2020 and February 9, 2019, the condensed consolidated statements of cash flows for the twenty-four week periods ended February 15, 2020 and February 9, 2019, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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

, 2020

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
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form
10-Q
constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy”, “seek”, “may”, “could” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand; energy prices; weather; competition; credit market conditions; cash flows; access to available and feasible financing; future stock repurchases; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; war and the prospect of war, including terrorist activity; inflation; the ability to hire, train and retain qualified employees; construction delays; the compromising of confidentiality, availability, or integrity of information, including cyber attacks; historic growth rate sustainability; downgrade of our credit ratings; damages to our reputation; challenges in international markets; failure or interruption of our information technology systems; origin and raw material costs of suppliers; disruption in our supply chain, due to public health epidemics or otherwise; impact of tariffs; anticipated impact of new accounting standards; and business interruptions. Certain of these risks and uncertainties are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of our Annual Report on Form
10-K
for the year ended August 31, 2019, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results.
Overview
We are the leading retailer, and a leading distributor, of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at February 15, 2020, operated 5,815 stores in the U.S., 608 stores in Mexico and 38 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive
products. At February 15, 2020, in 4,942 of our domestic stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in stores in Mexico and Brazil. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive
products through www.autozone.com and our commercial customers can make purchases through www.autozonepro.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services.
Operating results for the twelve and twenty-four weeks ended February 15, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2020. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter of fiscal 2020 has 16 weeks and fiscal 2019 had 17 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.
Executive Summary
Net sales were up 2.6% for the quarter driven by new stores, partially offset by a decrease in domestic same store sales (sales from stores open at least one year) of (0.8%). Domestic commercial sales increased 8.2%, which represents 22% of our total sales. Operating profit increased 2.0% to $407.9 million, while net income for the quarter increased 1.6% over the same period last year to $299.3 million. Diluted earnings per share increased 7.8% to $12.39 per share from $11.49 per share in the comparable prior year period.
Our business is impacted by various factors within the economy that affect both our consumer and our industry, including but not limited to fuel costs, wage rates and other economic conditions. Given the nature of these macroeconomic factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.
Additionally, the current outbreak of a novel strain of the coronavirus (“COVID-19”), which originated in China and has spread globally, has led to adverse impacts on the national and global economy. We have created contingency plans for those merchandise categories believed to be at risk, including those sourced from China and elsewhere, and continue to review and update our plans as circumstances evolve. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities and other unintended consequences. Accordingly, continued business disruption relating to the COVID-19 outbreak may negatively impact demand for our products, our store hours and our workforce availability and may also magnify risks associated with sourcing quality merchandise domestically and outside the U.S. at favorable prices, all of which would adversely impact our business and results of operations.

During the second quarter of fiscal 2020, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 85% of total sales with discretionary making up the remaining, which is consistent with the comparable prior year period, with failure related categories continuing to be the largest portion of our sales mix. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by severe or unusual weather over a short-term period. Over the long-term, we believe the impact of the weather on our sales mix is not significant.
The two statistics we believe have the most positive correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a positive correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road. The average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. According to the latest data provided by the Auto Care Association as of January 1, 2019, for the 8
th
consecutive year, the average age of vehicles on the road has exceeded 11 years. Since the beginning of the fiscal year and through November 2019 (latest publicly available information), miles driven in the U.S. have been essentially flat.
Twelve Weeks Ended February 15, 2020
Compared with Twelve Weeks Ended February 9, 2019
Net sales for the twelve weeks ended February 15, 2020 increased $63.1 million to $2.514 billion, or 2.6%, over net sales of $2.451 billion for the comparable prior year period. Total auto parts sales increased by 2.6%, primarily driven by net sales of $56.5 million from new stores, partially offset by a decrease in domestic same store sales of (0.8%). Domestic commercial sales increased $42.3 million, or 8.2%, to $556.9 million over the comparable prior year period.
Gross profit for the twelve weeks ended February 15, 2020 was $1.366 billion, compared with $1.325 billion during the comparable prior year period. Gross profit, as a percentage of sales was 54.3% compared to 54.1% during the comparable prior year period. The increase in gross margin was primarily driven by supply chain leverage.
Operating, selling, general and administrative expenses for the twelve weeks ended February 15, 2020 were $958.1 million, or 38.1% of net sales, compared with $925.1 million, or 37.7% of net sales during the comparable prior year period. Operating expenses, as a percentage of sales, were higher than last year with deleverage primarily driven by domestic store payroll.
Net interest expense for the twelve weeks ended February 15, 2020 was $44.3 million compared with $41.4 million during the comparable prior year period. The increase was primarily due to an increase in average borrowing levels over the comparable prior year period. Average borrowings for the twelve weeks ended February 15, 2020 were $5.464 billion, compared with $5.119 billion for the comparable prior year period. Weighted average borrowing rates were 3.0% for the twelve weeks ended February 15, 2020 and 3.1% for the twelve weeks ended February 9, 2019.
Our effective income tax rate was 17.7% of pretax income for the twelve weeks ended February 15, 2020, and 17.8% for the comparable prior year period.
Net income for the twelve week period ended February 15, 2020 increased by $4.6 million to $299.3 million due to the factors set forth above, and diluted earnings per share increased by 7.8% to $12.39 from $11.49 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.55.
Twenty-Four Weeks Ended February 15, 2020
Compared with Twenty-Four Weeks Ended February 9, 2019
Net sales for the twenty-four weeks ended February 15, 2020 increased $214.4 million to $5.307 billion, or 4.2%, over net sales of $5.092 billion for the comparable prior year period. Total auto parts sales increased by 4.2%, primarily driven by net sales of $106.6 million from new stores and an increase in domestic same store sales of 1.4%. Domestic commercial sales increased $116.9 million, or 11.0%, to $1.178 billion over the comparable prior year period.
Gross profit for the twenty-four weeks ended February 15, 2020 was $2.867 billion, or 54.0% of net sales, compared with $2.743 billion, or 53.9% of net sales, during the comparable prior year period. The increase in gross margin was primarily driven by supply chain leverage.
Operating, selling, general and administrative expenses for the twenty-four weeks ended February 15, 2020 were $1.959 billion, or 36.9% of net sales, compared with $1.855 billion, or 36.4% of net sales. Deleverage was primarily driven by domestic store payroll.

Net interest expense for the twenty-four weeks ended February 15, 2020 was $88.1 million compared with $80.4 million during the comparable prior year period. The increase was primarily due to an increase in average borrowing levels over the comparable prior year period. Average borrowings for the twenty-four weeks ended February 15, 2020 were $5.327 billion, compared with $5.045 billion for the comparable prior year period. Weighted average borrowing rates were 3.1% for each of the twenty-four week periods ended February 15, 2020 and February 9, 2019.
Our effective income tax rate was 20.8% of pretax income for the twenty-four weeks ended February 15, 2020, and 20.0% for the comparable prior year period. The increase in the tax rate was primarily attributable to a reduced benefit from stock options exercised during the twenty-four weeks ended February 15, 2020 compared to the comparable prior year period. The benefit of stock options exercised for the twenty-four week period ended February 15, 2020 was $16.5 million compared to $25.2 million in the comparable prior year period.
Net income for the twenty-four week period ended February 15, 2020 increased by $3.6 million to $649.6 million due to the factors set forth above, and diluted earnings per share increased by 6.9% to $26.70 from $24.97 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $1.09.
Liquidity and Capital Resources
The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the twenty-four weeks ended February 15, 2020, our net cash flows from operating activities provided $651.6 million as compared with $817.1 million provided during the comparable prior year period. The decrease is primarily due to unfavorable changes in inventories, net of accounts payable.
Our net cash flows used in investing activities for the twenty-four weeks ended February 15, 2020 were $174.9 million as compared with $176.2 million in the comparable prior year period. Capital expenditures for the twenty-four weeks ended February 15, 2020 were $190.6 million compared to $195.8 million for the comparable prior year period. During the twenty-four week period ended February 15, 2020, we opened 50 net new stores. In the comparable prior year period, we opened 39 net new stores. Investing cash flows were impacted by our wholly owned captive, which purchased $56.3 million and sold $70.8 million in marketable debt securities during the twenty-four weeks ended February 15, 2020. During the comparable prior year period, the captive purchased $21.1 million in marketable debt securities and sold $34.5 million in marketable debt securities.
Our net cash flows used in financing activities for the twenty-four weeks ended February 15, 2020 were $502.8 million compared to $661.5 million in the comparable prior year period. For the twenty-four week period ended February 15, 2020, our commercial paper activity resulted in $242.7 million in net proceeds from commercial paper, as compared to $103.5 million of net proceeds from commercial paper in the comparable prior year period. Stock repurchases were $764.8 million in the current twenty-four week period as compared with $847.1 million in the comparable prior year period. For the twenty-four weeks ended February 15, 2020, proceeds from the sale of common stock and exercises of stock options provided $48.7 million. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $107.6 million.
During fiscal 2020, we expect to increase the investment in our business as compared to fiscal 2019. Our investments continue to be directed primarily to new stores, supply chain infrastructure, investments in technology and enhancements to existing stores. The amount of our investments in our new stores is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the U.S., Mexico or Brazil, or located in urban or rural areas.
In addition to the building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate. Extended payment terms from our vendors have allowed us to continue our high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 105.7% at February 15, 2020, compared to 108.5% at February 9, 2019.
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
For the trailing four quarters ended February 15, 2020, our adjusted after-tax
return on invested capital (“ROIC”) was 35.3% as compared to 33.5% for the comparable prior year period. We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of
Non-GAAP
Financial Measures” section for further details of our calculation.

Debt Facilities
We entered into a Master Extension, New Commitment and Amendment Agreement dated as of November 18, 2017 (the “Extension Amendment”) to the Third Amended and Restated Credit Agreement dated as of November 18, 2016, as amended, modified, extended or restated from time to time (the “Revolving Credit Agreement”). Under the Extension Amendment: (i) our borrowing capacity under the Revolving Credit Agreement was increased from $1.6 billion to $2.0 billion; (ii) our option to increase the borrowing capacity under the Revolving Credit Agreement was “refreshed” and the amount of such option remained at $400 million; (iii) the maximum borrowing under the Revolving Credit Agreement may, at our option, subject to lenders approval, be increased from $2.0 billion to $2.4 billion; (iv) the termination date of the Revolving Credit Agreement was extended from November 18, 2021 until November 18, 2022; and (v) we have the option to make one additional written request of the lenders to extend the termination date then in effect for an additional year. Under the Revolving Credit Agreement, we may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the Revolving Credit Agreement, depending upon our senior, unsecured,
(non-credit
enhanced) long-term debt ratings. Interest accrues on base rate loans as defined in the Revolving Credit Agreement. As of February 15, 2020, we had $3.2 million of outstanding letters of credit under the Revolving Credit Agreement.
We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of February 15, 2020, we had $25.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2022.
In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $219.4 million in letters of credit outstanding as of February 15, 2020. These letters of credit have various maturity dates and were issued on an uncommitted basis.
All senior notes are subject to an interest rate adjustment if the debt ratings assigned to the senior notes are downgraded (as defined in the agreements). Further, the senior notes contain a provision that repayment of the senior notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our senior notes contain minimal covenants, primarily restrictions on liens. Under our revolving credit facilities, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs. As of February 15, 2020, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.
As of February 15, 2020, the $1.273 billion of commercial paper borrowings and the $500 million 4.000% Senior Notes due November 2020 were classified as long-term in the Consolidated Balance Sheets as we had the ability and intent to refinance them on a long-term basis through available capacity in our revolving credit facilities. As of February 15, 2020, we had $1.997 billion of availability under our $2.0 billion revolving credit facility, which would allow us to replace these short-term obligations with long-term financing facilities.
Our adjusted debt to earnings before interest, taxes, depreciation, amortization, and rent (“EBITDAR”) ratio was 2.6:1 as of February 15, 2020 and was 2.5:1 as of February 9, 2019. We calculate adjusted debt as the sum of total debt, finance lease liabilities and rent times six; and we calculate adjusted EBITDAR by adding interest, taxes, depreciation, amortization, rent, share-based expense and pension termination charges to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. To the extent EBITDAR continues to grow in future years, we expect our debt levels to increase; conversely, if EBITDAR declines, we would expect our debt levels to decrease. Refer to the “Reconciliation of
Non-GAAP
Financial Measures” section for further details of our calculation.
Stock Repurchases
From January 1, 1998 to February 15, 2020, we have repurchased a total of 147.5 million shares of our common stock at an aggregate cost of $22.188 billion, including 669,967 shares of our common stock at an aggregate cost of $764.8 million during the twenty-four week period ended February 15, 2020. On October 7, 2019, the Board voted to increase the authorization by $1.25 billion. This raised the total value of shares authorized to be repurchased to $23.15 billion. Considering cumulative repurchases as of February 15, 2020, we had $961.9 million remaining under the Board’s authorization to repurchase our common stock.
Subsequent to February 15, 2020, we have repurchased 156,035 shares of our common stock at an aggregate cost of $166.1 million.

Off-Balance
Sheet Arrangements
Since our fiscal year end, we have cancelled, issued and modified stand-by
letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by
letters of credit commitment at February 15, 2020, was $247.6 million, compared with $101.2 million at August 31, 2019, and our total surety bonds commitment at February 15, 2020, was $42.2 million, compared with $36.7 million at August 31, 2019.
Financial Commitments
As of February 15, 2020, there were no significant changes to our contractual obligations as described in our Annual Report on Form
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

Reconciliation of
Non-GAAP
Financial Measure: Adjusted
After-Tax
ROIC
The following tables calculate the percentages of adjusted ROIC for the trailing four quarters ended February 15, 2020 and February 9, 2019.

	A	B	A-B=C	D	C+D

(in thousands, except percentage)	Fiscal Year Ended August 31, 2019 (1)	Twenty-Four Weeks Ended February 9, 2019	Twenty-Nine Weeks Ended August 31, 2019	Twenty-Four Weeks Ended February 15, 2020	Trailing Four Quarters Ended February 15, 2020

Net income	$1,617,221	$646,044	$971,177	$649,620	$1,620,797
Adjustments:
Interest expense	184,804	80,369	104,435	88,078	192,513
Rent expense	332,726	144,360	188,366	150,751	339,117
Tax effect (2)	(107,129)	(46,519)	(60,610)	(49,438)	(110,048)
Deferred tax liabilities, net of repatriation tax	(6,340)	(6,340)	–	–	–

Adjusted after-tax return	$2,021,282	$817,914	$1,203,368	$839,011	$2,042,379

Average debt (3)					$5,241,651
Average stockholders’ deficit (3)					(1,676,987)
Add : Rent x 6 (4)					2,034,702
Average finance lease liabilities (3)					178,416

Invested capital					$5,777,782

Adjusted after-tax ROIC					35.3%

	A	B	A-B=C	D	C+D

(in thousands, except percentage)	Fiscal Year Ended August 25, 2018	Twenty-Four Weeks Ended February 10, 2018	Twenty-Eight Weeks Ended August 25, 2018	Twenty-Four Weeks Ended February 9, 2019	Trailing Four Quarters Ended February 9, 2019

Net income	$1,337,536	$570,533	$767,003	$646,044	$1,413,047
Adjustments:
Impairment before tax impact	193,162	193,162	–	–	–
Pension termination charges before tax impact	130,263	–	130,263	–	130,263
Interest expense	174,527	78,229	96,298	80,369	176,667
Rent expense	315,580	142,712	172,868	144,360	317,228
Tax effect (2)	(211,806)	(112,656)	(99,150)	(52,861)	(152,011)
Deferred tax liabilities, net of repatriation tax	(132,113)	(136,679)	4,566	(6,340)	(1,774)

Adjusted after-tax return	$1,807,149	$735,301	$1,071,848	$811,572	$1,883,420

Average debt (3)					$5,054,281
Average stockholders’ deficit (3)					(1,493,097)
Add: Rent x 6					1,903,368
Average finance lease liabilities (3)					156,840

Invested capital					$5,621,392

Adjusted after-tax ROIC					33.5%

(1)	The fiscal year ended August 31, 2019 consists of 53 weeks.

(2)
Effective tax rate over trailing four quarters ended February 15, 2020 is 20.7% . Effective tax rate over trailing four quarters ended February 9, 2019 is 28.1% for pension termination and 23.5% for interest and rent expense.

(3)	All averages are computed based on trailing 5 quarter balances.

(4)
Effective September 1, 2019, the Company adopted ASU
2016-02,
Leases (Topic 842), the new lease accounting standard that required the Company to recognize operating lease assets and liabilities in the balance sheet. The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the twenty-four weeks ended February 15, 2020.

Total lease cost per ASC 842, for the 24 weeks ended February 15, 2020	$190,390
Less: Finance lease interest and amortization	(28,195)
Less: Variable operating lease components, related to insurance and common area maintenance for the 24 weeks ended February 15, 2020	(11,444)

Rent expense for the 24 weeks ended February 15, 2020	150,751
Add: Rent expense for the 29 weeks ended August 31, 2019, as previously reported prior to the adoption of ASC 842	188,366

Rent expense for the 53 weeks ended February 15, 2020	$339,117

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended February 15, 2020 and February 9, 2019.

	A	B	A-B=C	D	C+D

(in thousands, except ratio)	Fiscal Year Ended August 31, 2019	Twenty-Four Weeks Ended February 9, 2019	Twenty-Nine Weeks Ended August 31, 2019	Twenty-Four Weeks Ended February 15, 2020	Trailing Four Quarters Ended February 15, 2020

Net income	$1,617,221	$646,044	$971,177	$649,620	$1,620,797
Add: Interest expense	184,804	80,369	104,435	88,078	192,513
Income tax expense	414,112	161,426	252,686	170,263	422,949

Adjusted EBIT	2,216,137	887,839	1,328,298	907,961	2,236,259
Add: Depreciation expense	369,957	166,230	203,727	180,420	384,147
Rent expense	332,726	144,360	188,366	150,751	339,117
Share-based expense	43,255	21,558	21,697	22,107	43,804

Adjusted EBITDAR	$2,962,075	$1,219,987	$1,742,088	$1,261,239	$3,003,327

Debt					$5,451,471
Finance lease liabilities					196,047
Add: Rent x 6 (1)					2,034,702

Adjusted debt					$7,682,220

Adjusted debt to EBITDAR					2.6

	A	B	A-B=C	D	C+D

(in thousands, except ratio)	Fiscal Year Ended August 25, 2018	Twenty-Four Weeks Ended February 10, 2018	Twenty-Eight Weeks Ended August 25, 2018	Twenty-Four Weeks Ended February 9, 2019	Trailing Four Quarters Ended February 9, 2019

Net income	$1,337,536	$570,533	$767,003	$646,044	$1,413,047
Add: Impairment before tax impact	193,162	193,162	–	–	–
Pension termination charges before tax impact	130,263	–	130,263	–	130,263
Interest expense	174,527	78,229	96,298	80,369	176,667
Income tax expense	298,793	25,090	273,703	161,426	435,129

Adjusted EBIT	2,134,281	867,014	1,267,267	887,839	2,155,106
Add: Depreciation expense	345,084	157,337	187,747	166,230	353,977
Rent expense	315,580	142,712	172,868	144,360	317,228
Share-based expense	43,674	23,764	19,910	21,558	41,468

Adjusted EBITDAR	$2,838,619	$1,190,827	$1,647,792	$1,219,987	$2,867,779

Debt					$5,111,201
Finance lease liabilities					154,923
Add: Rent x 6					1,903,368

Adjusted debt					$7,169,492

Adjusted debt to EBITDAR					2.5

(1)
Effective September 1, 2019, the Company adopted ASU
2016-02,
Leases (Topic 842), the new lease accounting standard that required the Company to recognize operating lease assets and liabilities in the balance sheet. The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the twenty-four weeks ended February 15, 2020.

Total lease cost per ASC 842, for the 24 weeks ended February 15, 2020	$190,390
Less: Finance lease interest and amortization	(28,195)
Less: Variable operating lease components, related to insurance and common area maintenance for the 24 weeks ended February 15, 2020	(11,444)

Rent expense for the 24 weeks ended February 15, 2020	150,751
Add: Rent expense for the 29 weeks ended August 31, 2019, as previously reported prior to the adoption of ASC 842	188,366

Rent expense for the 53 weeks ended February 15, 2020	$339,117

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
10-K
for the year ended August 31, 2019. Our critical accounting policies have not changed since the filing of our Annual Report on Form
10-K
for the year ended August 31, 2019.
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At February 15, 2020, the only material change to our instruments and positions that are sensitive to market risk since the disclosures in our 2019 Annual Report to Stockholders was the $242.7 million net increase in commercial paper.
The fair value of our debt was estimated at $5.678 billion as of February 15, 2020 and $5.419 billion as of August 31, 2019, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value was greater than the carrying value of debt by $226.6 million at February 15, 2020 and greater than the carrying value by $212.7 million at August 31, 2019. We had $1.273 billion of variable rate debt outstanding at February 15, 2020 and $1.030 billion of variable rate debt outstanding at August 31, 2019. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax
earnings and cash flows of $12.7 million in fiscal 2020. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $4.179 billion, net of unamortized debt issuance costs of $21.2 million at February 15, 2020 and $4.176 billion, net of unamortized debt issuance costs of $23.7 million at August 31, 2019. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $175.9 million at February 15, 2020.
Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of February 15, 2020, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 15, 2020.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter ended February 15, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are involved in various other legal proceedings incidental to the conduct of our business, including, but not limited to, several lawsuits containing class-action allegations in which the plaintiffs are current and former hourly and salaried employees who allege various wage and hour violations and unlawful termination practices. We do not currently believe that, either individually or in the aggregate, these matters will result in liabilities material to the Company’s Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows.
Item 1A.	Risk Factors

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form
10-K
for the fiscal year ended August 31, 2019.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended February 15, 2020 were as follows:
Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
November 24, 2019 to December 21, 2019	101,815	$1,178.58	101,815	$1,156,796,693
December 22, 2019 to January 18, 2020	165,045	1,180.58	165,045	961,947,076
January 19, 2020 to February 15, 2020	–	–	–	961,947,076

Total	266,860	$1,179.82	266,860	$961,947,076

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended on October 7, 2019 to increase the repurchase authorization by $1.25 billion. This brings the total value of shares to be repurchased to $23.15 billion. All of the above repurchases were part of this program. Subsequent to February 15, 2020, we have repurchased 156,035 shares of our common stock at an aggregate cost of $166.1 million.

Item 3.	Defaults Upon Senior Securities

Not applicable.
Item 4.	Mine Safety Disclosures

Not applicable.
Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are being filed herewith:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Seventh Amended and Restated By-Laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 19, 2018.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended February 15, 2020, has been formatted in Inline XBRL.
* Furnished herewith.

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

Dated: March 17, 2020