Form 10-Q
period 2020-05-09
AUTOZONE INC
filed 2020-06-12
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 9, 2020, or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value – 23,359,376 shares outstanding as of June 5, 2020.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 9,	August 31,
(in thousands)	2020	2019

Assets
Current assets:
Cash and cash equivalents	$509,118	$176,300
Accounts receivable	266,920	308,995
Merchandise inventories	4,440,602	4,319,113
Other current assets	181,353	224,277
Total current assets	5,397,993	5,028,685

Property and equipment:
Property and equipment	7,899,183	7,713,196
Less: Accumulated depreciation and amortization	(3,514,597)	(3,314,445)
	4,384,586	4,398,751

Operating lease right-of-use assets	2,613,849	—
Goodwill	302,645	302,645
Deferred income taxes	23,345	26,861
Other long-term assets	179,713	138,971
	3,119,552	468,477
	$12,902,131	$9,895,913

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,806,329	$4,864,912
Current portion of operating lease liabilities	236,759	—
Accrued expenses and other	687,991	621,932
Income taxes payable	37,997	25,297
Total current liabilities	5,769,076	5,512,141

Long-term debt	5,418,272	5,206,344
Operating lease liabilities, less current portion	2,481,280	—
Deferred income taxes	325,919	311,980
Other long-term liabilities	540,320	579,299

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 23,669 shares issued and 23,348 shares outstanding as of May 9, 2020; 25,445 shares issued and 24,038 shares outstanding as of August 31, 2019	237	254
Additional paid-in capital	1,259,457	1,264,448
Retained deficit	(2,191,427)	(1,305,347)
Accumulated other comprehensive loss	(344,516)	(269,322)
Treasury stock, at cost	(356,487)	(1,403,884)
Total stockholders’ deficit	(1,632,736)	(1,713,851)
	$12,902,131	$9,895,913

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 9,	May 4,	May 9,	May 4,
(in thousands, except per share data)	2020	2019	2020	2019

Net sales	$2,779,299	$2,783,006	$8,085,999	$7,875,307
Cost of sales, including warehouse and delivery expenses	1,288,651	1,290,986	3,728,221	3,640,706
Gross profit	1,490,648	1,492,020	4,357,778	4,234,601
Operating, selling, general and administrative expenses	998,975	944,497	2,958,144	2,799,239
Operating profit	491,673	547,523	1,399,634	1,435,362
Interest expense, net	47,450	43,239	135,528	123,608
Income before income taxes	444,223	504,284	1,264,106	1,311,754
Income tax expense	101,327	98,335	271,591	259,762
Net income	$342,896	$405,949	$992,515	$1,051,992

Weighted average shares for basic earnings per share	23,386	24,836	23,610	25,210
Effect of dilutive stock equivalents	442	558	550	501
Weighted average shares for diluted earnings per share	23,828	25,394	24,160	25,711

Basic earnings per share	$14.66	$16.35	$42.04	$41.73
Diluted earnings per share	$14.39	$15.99	$41.08	$40.92

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 9,	May 4,	May 9,	May 4,
(in thousands)	2020	2019	2020	2019

Net income	$342,896	$405,949	$992,515	$1,051,992
Other comprehensive loss:
Foreign currency translation adjustments	(104,920)	(1,409)	(64,702)	(2,650)
Unrealized gains on marketable debt securities, net of taxes(1)	1,160	246	1,150	677
Net derivative activities, net of taxes(2)	(12,419)	388	(11,642)	1,166
Total other comprehensive loss	(116,179)	(775)	(75,194)	(807)
Comprehensive income	$226,717	$405,174	$917,321	$1,051,185

(1)	Unrealized gains on marketable debt securities are presented net of taxes of $309 in fiscal 2020 and $65 in fiscal 2019 for the twelve weeks ended and $306 in fiscal 2020 and $180 in fiscal 2019 for the thirty-six weeks ended.
(2)	Net derivative activities are presented net of tax benefits of $3,913 in fiscal 2020 and net of taxes of $120 in fiscal 2019 for the twelve weeks ended and net of tax benefits of $3,673 in fiscal 2020 and net of taxes of $360 in fiscal 2019 for the thirty-six weeks ended.

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Six Weeks Ended
	May 9,	May 4,
(in thousands)	2020	2019

Cash flows from operating activities:
Net income	$992,515	$1,051,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	272,115	251,118
Amortization of debt origination fees	6,572	5,506
Deferred income taxes	24,281	17,111
Share-based compensation expense	32,251	31,529
Changes in operating assets and liabilities:
Accounts receivable	36,843	(21,616)
Merchandise inventories	(175,284)	(384,883)
Accounts payable and accrued expenses	20,907	259,629
Income taxes payable	12,334	10,585
Other, net	80,574	65,664
Net cash provided by operating activities	1,303,108	1,286,635

Cash flows from investing activities:
Capital expenditures	(273,888)	(313,847)
Purchase of marketable debt securities	(82,525)	(38,855)
Proceeds from sale of marketable debt securities	106,690	61,052
Proceeds from disposal of capital assets and other, net	1,800	6,358
Net cash used in investing activities	(247,923)	(285,292)

Cash flows from financing activities:
Net payments of commercial paper	(1,030,000)	(348,500)
Proceeds from issuance of debt	1,250,000	750,000
Repayment of debt	—	(250,000)
Net proceeds from sale of common stock	56,306	164,927
Purchase of treasury stock	(930,903)	(1,313,116)
Repayment of principal portion of finance lease liabilities	(43,776)	(38,428)
Other, net	(13,779)	(8,360)
Net cash used in financing activities	(712,152)	(1,043,477)

Effect of exchange rate changes on cash	(10,215)	(1,632)

Net increase (decrease) in cash and cash equivalents	332,818	(43,766)
Cash and cash equivalents at beginning of period	176,300	217,824
Cash and cash equivalents at end of period	$509,118	$174,058

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Twelve Weeks Ended May 9, 2020
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total
Balance at February 15, 2020	23,653	$237	$1,241,734	$(2,534,323)	$(228,337)	$(190,430)	$(1,711,119)
Net income	—	—	—	342,896	—	—	342,896
Total other comprehensive loss	—	—	—	—	(116,179)	—	(116,179)
Purchase of 156 shares of treasury stock	—	—	—	—	—	(166,057)	(166,057)
Issuance of common stock under stock options and stock purchase plans	16	—	7,599	—	—	—	7,599
Share-based compensation expense	—	—	10,124	—	—	—	10,124
Balance at May 9, 2020	23,669	$237	$1,259,457	$(2,191,427)	$(344,516)	$(356,487)	$(1,632,736)

	Twelve Weeks Ended May 4, 2019
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total
Balance at February 9, 2019	25,259	$253	$1,163,831	$(2,276,525)	$(235,837)	$(246,084)	$(1,594,362)
Net income	—	—	—	405,949	—	—	405,949
Total other comprehensive income	—	—	—	—	(775)	—	(775)
Purchase of 472 shares of treasury stock	—	—	—	—	—	(466,019)	(466,019)
Issuance of common stock under stock options and stock purchase plans	126	1	57,347	—	—	—	57,348
Share-based compensation expense	—	—	8,346	—	—	—	8,346
Balance at May 4, 2019	25,385	$254	$1,229,524	$(1,870,576)	$(236,612)	$(712,103)	$(1,589,513)

	Thirty-Six Weeks Ended May 9, 2020
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total
Balance at August 31, 2019	25,445	$254	$1,264,448	$(1,305,347)	$(269,322)	$(1,403,884)	$(1,713,851)
Net income	—	—	—	992,515	—	—	992,515
Total other comprehensive loss	—	—	—	—	(75,194)	—	(75,194)
Retirement of treasury shares	(1,912)	(19)	(99,686)	(1,878,595)	—	1,978,300	—
Purchase of 826 shares of treasury stock	—	—	—	—	—	(930,903)	(930,903)
Issuance of common stock under stock options and stock purchase plans	136	2	62,899	—	—	—	62,901
Share-based compensation expense	—	—	31,796	—	—	—	31,796
Balance at May 9, 2020	23,669	$237	$1,259,457	$(2,191,427)	$(344,516)	$(356,487)	$(1,632,736)

	Thirty-Six Weeks Ended May 4, 2019
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total
Balance at August 25, 2018	27,530	$275	$1,155,426	$(1,208,824)	$(235,805)	$(1,231,427)	$(1,520,355)
Cumulative effect of adoption of ASU 2014-09	—	—	—	(6,773)	—	—	(6,773)
Balance at August 25, 2018, as adjusted	27,530	$275	$1,155,426	$(1,215,597)	$(235,805)	$(1,231,427)	$(1,527,128)
Net income	—	—	—	1,051,992	—	—	1,051,992
Total other comprehensive loss	—	—	—	—	(807)	—	(807)
Retirement of treasury shares	(2,563)	(26)	(125,443)	(1,706,971)	—	1,832,440	—
Purchase of 1,548 shares of treasury stock	—	—	—	—	—	(1,313,116)	(1,313,116)
Issuance of common stock under stock options and stock purchase plans	418	5	171,289	—	—	—	171,294
Share-based compensation expense	—	—	28,252	—	—	—	28,252
Balance at May 4, 2019	25,385	$254	$1,229,524	$(1,870,576)	$(236,612)	$(712,103)	$(1,589,513)

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

Operating results for the twelve and thirty-six weeks ended May 9, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 29, 2020. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter of fiscal 2020 has 16 weeks and fiscal 2019 had 17 weeks.

COVID-19 Impact

The outbreak of a novel strain of the coronavirus (“COVID-19”), which was declared a global pandemic on March 11, 2020 by the World Health Organization, has led to adverse impacts on the national and global economy. While sales were initially negatively impacted and store operating hours were reduced, virtually all our stores have remained open. Sales have since recovered and store operating hours have been reinstated; however, we are unable to accurately predict the ultimate impact that COVID-19 will have on our business and financial condition.

During the third quarter of 2020, the Company provided additional paid time off for both full-time and part-time eligible hourly employees. During the quarter, we invested in supplies for the protection of our employees and customers. These expanded benefits, supply costs and other COVID-19 related costs resulted in approximately $75 million of expense included in Operating, selling, general and administrative expenses in the Condensed Consolidated Statements of Income for the twelve weeks ended and thirty-six weeks ended May 9, 2020.

Additionally, to strengthen our financial position and ability to be responsive during this ever-changing environment, the Company issued $1.250 billion in Senior notes and closed on a new 364-day Senior unsecured revolving credit facility in the principal amount of $750 million. Refer to “Note G – Financing” for details.

Recently Adopted Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and subsequently amended this update by issuing additional ASU’s that provided clarification and further guidance for areas identified as potential implementation issues. ASU 2016-02 requires a two-fold approach for lessee accounting, under which a lessee will account for leases as finance leases or operating leases. For all leases with original terms greater than 12 months, both lease classifications will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodologies for income statement recognition. This guidance also requires certain quantitative and qualitative disclosures about leasing arrangements. ASU 2016-02 and its amendments were effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption was permitted. The ASU’s transition provisions could be applied under a modified retrospective approach to each prior reporting period presented in the financial statements or only at the beginning of the period of adoption using the alternative transition method.

The Company adopted this standard and its amendments as of September 1, 2019, using the modified retrospective transition method. Under this method, existing leases were recorded at the adoption date, comparative periods were not restated and prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for the prior periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the carry forward of prior lease identification under Accounting Standards Codification (“ASC”) Topic 840. The Company made the accounting policy election for short-term leases resulting in lease payments being recorded as an expense on a straight-line basis over the lease term. The Company also elected the practical expedient to not separate lease components from the non-lease components (typically fixed common-area maintenance costs at its retail store locations) for all classes of leased assets, except vehicles. The Company chose not to elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. Adoption of the leasing standard resulted in operating lease right-of-use assets of approximately $2.5 billion and operating lease liabilities of approximately $2.7 billion as of September 1, 2019. Existing prepaid and deferred rent were netted and recorded as an offset to our gross operating lease right-of-use assets. There was no adjustment to the opening balance of retained earnings upon adoption. The standard did not have a material impact on the Company’s Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Cash Flows or covenant compliance under its existing credit agreement. Refer to “Note L – Leases”.

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

Further, the new credit loss model will affect how entities estimate their allowance for loss receivables that are current with respect to their payment terms. ASU 2016-13 will be effective for the Company at the beginning of its fiscal 2021 year. The Company will adopt this standard beginning with its first quarter ending November 21, 2020. The Company is currently evaluating the new guidance to determine the impact the adoption will have on the Company’s Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows.

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

Stock Options:

The Company made stock option grants of 188,324 shares during the thirty-six week period ended May 9, 2020 and granted options to purchase 172,750 shares during the comparable prior year period. The Company grants options to purchase common stock to certain of its employees under its plan at prices equal to the market value of the stock on the date of grant. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date.

The weighted average fair value of the stock option awards granted during the thirty-six week periods ended May 9, 2020 and May 4, 2019, using the Black-Scholes-Merton multiple-option pricing valuation model, was $252.39 and $208.37 per share, respectively, using the following weighted average key assumptions:

	Thirty-Six Weeks Ended
	May 9,	May 4,
	2020	2019
Expected price volatility	22%	21%
Risk-free interest rate	1.4%	3.0%
Weighted average expected lives (in years)	5.5	5.6
Forfeiture rate	10%	10%
Dividend yield	0%	0%

During the thirty-six week period ended May 9, 2020, 121,236 stock options were exercised at a weighted average exercise price of $480.39. In the comparable prior year period, 408,657 stock options were exercised at a weighted average exercise price of $412.75.

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

As of May 9, 2020, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $10.1 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.9 years.

Transactions related to restricted stock units for the thirty-six weeks ended May 9, 2020 were as follows:

		Weighted-
	Number	Average Grant
	of Shares	Date Fair Value
Nonvested at August 31, 2019	10,049	$773.61
Granted	8,735	1,086.61
Vested	(4,183)	945.58
Canceled or forfeited	(313)	938.64
Nonvested at May 9, 2020	14,288	$911.01

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $10.1 million for the twelve week period ended May 9, 2020, and $10.0 million for the comparable prior year period. Total share-based compensation expense was $32.3 million for the thirty-six week period ended May 9, 2020, and $31.5 million for the comparable prior year period.

For the twelve week period ended May 9, 2020, 187,965 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 4,177 anti-dilutive shares were excluded from the dilutive earnings per share computation. There were 161,321 anti-dilutive shares excluded from the diluted earnings per share computation for the thirty-six week period ended May 9, 2020, and 149,648 anti-dilutive shares excluded for the comparable prior year period.

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

Financial Assets & Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	May 9, 2020
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$34,381	$—	$—	$34,381
Other long-term assets	70,726	11,110	—	81,836
	$105,107	$11,110	$—	$116,217

Accrued expenses and other	$—	$(16,842)	$—	$(16,842)

	August 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$65,344	$2,614	$—	$67,958
Other long-term assets	65,573	5,395	—	70,968
	$130,917	$8,009	$—	$138,926

At May 9, 2020, the fair value measurement amounts for assets and liabilities recorded in the accompanying Consolidated Balance Sheets consisted of short-term marketable debt securities of $34.4 million, which are included within Other current assets; long-term marketable debt securities of $81.8 million, which are included in Other long-term assets; and cash flow hedging instruments of $16.8 million, which are included within Accrued expenses and other. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable debt securities, by asset class, are described in “Note D – Marketable Debt Securities.” The fair values of derivative assets and liabilities traded in the over-the-counter markets are determined using quantitative models that require the use of multiple inputs including interest rates, prices and indices to generate pricing and volatility factors. Refer to “Note E – Derivative Financial Instruments”.

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

Note D – Marketable Debt Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable debt securities are recorded in Accumulated other comprehensive loss. The Company’s available-for-sale marketable debt securities consisted of the following:

	May 9, 2020
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$52,423	$715	$(28)	$53,110
Government bonds	45,683	1,468	(13)	47,138
Mortgage-backed securities	2,958	58	—	3,016
Asset-backed securities and other	12,944	70	(61)	12,953
	$114,008	$2,311	$(102)	$116,217

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$36,998	$29	$(19)	$37,008
Government bonds	45,741	763	—	46,504
Mortgage-backed securities	2,089	2	(15)	2,076
Asset-backed securities and other	53,345	—	(7)	53,338
	$138,173	$794	$(41)	$138,926

The debt securities held at May 9, 2020, had effective maturities ranging from less than one year to approximately three years. The Company did not realize any material gains or losses on its marketable debt securities during the thirty-six week period ended May 9, 2020.

The Company holds six securities that are in an unrealized loss position of approximately $102 thousand at May 9, 2020. The Company has the intent and ability to hold these investments until recovery of fair value or maturity and does not deem the investments to be impaired on an other than temporary basis. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value.

Included above in total available-for-sale marketable debt securities are $30.0 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note E – Derivative Financial Instruments

During the third quarter of fiscal 2020, the Company entered into two treasury rate locks, each with a notional amount of $300 million. These agreements were cash flow hedges used to manage our exposure to interest rate volatility associated with anticipated debt financing. The fixed rates for both treasury rate locks are 1.0% and are benchmarked based on the 10-year U.S. treasury notes. These outstanding cash flow derivative instruments are designed as cash flow hedges and deemed highly effective both at inception and at May 9, 2020. Both treasury rate locks expire on August 6, 2020.

During the quarter ended May 9, 2020, the Company recorded $16.8 million of pre-tax losses in unrealized losses on derivative activity on our condensed consolidated statements of comprehensive loss related to the change in fair value since inception. At May 9, 2020, $12.8 million was recorded in accrued expenses and other on our condensed consolidated balance sheets related to these instruments.

At May 9, 2020, the Company had $4.1 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives, which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week period ended May 9, 2020, the Company reclassified $509 thousand of net losses from Accumulated other comprehensive loss to Interest expense. During the comparable prior year period, the Company reclassified $508 thousand of net losses from Accumulated other comprehensive loss to Interest expense. During the thirty-six week period ended May 9, 2020, and the comparable prior year period, the Company reclassified $1.5 million of net losses from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $2.3 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note F – Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method for domestic inventories and the weighted average cost method for Mexico and Brazil inventories. Due to historical price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is not to write up inventory in excess of replacement cost, which is based on average cost. The difference between LIFO cost and replacement cost, which has been reduced due to recent price inflation on the Company’s merchandise purchases, was $348.1 million at May 9, 2020 and $404.9 million at August 31, 2019.

Note G – Financing

The Company’s long-term debt consisted of the following:

	May 9,	August 31,
(in thousands)	2020	2019

4.000% Senior Notes due November 2020, effective interest rate of 4.43%	$500,000	$500,000
2.500% Senior Notes due April 2021, effective interest rate of 2.62%	250,000	250,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.125% Senior Notes due April 2024, effective interest rate 3.32%	300,000	300,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.625% Senior Notes due April 2025, effective interest rate 3.78%	500,000	—
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate of 3.83%	600,000	600,000
3.750% Senior Notes due April 2029, effective interest rate of 3.86%	450,000	450,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	—
Commercial paper, weighted average interest rate of 2.28% at August 31, 2019	—	1,030,000
Total debt before discounts and debt issuance costs	5,450,000	5,230,000
Less: Discounts and debt issuance costs	31,728	23,656
Long-term debt	$5,418,272	$5,206,344

As of May 9, 2020, the $500 million 4.000% Senior Notes due November 2020 and the $250 million 2.500% Senior Notes due April 2021 are classified as long-term in the accompanying Consolidated Balance Sheets as the Company has the ability and intent to refinance them on a long-term basis through available capacity in its revolving credit facilities. As of May 9, 2020, the Company had $2.747 billion of availability under its $2.75 billion revolving credit facilities which would allow the Company to replace these short-term obligations with long-term financing facilities.

On March 30, 2020, the Company issued $500 million in 3.625% Senior Notes due April 2025 and $750 million in 4.000% Senior Notes due April 2030 under its automatic shelf registration statement on Form S-3, filed with the SEC on April 4, 2019 (File No. 333-230719) (the “2019 Shelf Registration”). The 2019 Shelf Registration allows the Company to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. Proceeds from the debt issuance were used for general corporate purposes.

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

On April 3, 2020, the Company entered into a 364-Day Credit Agreement (the “364-Day Credit Agreement”) to augment the Company’s access to liquidity due to current macroeconomic conditions and supplements the Company’s existing Revolving Credit Agreement. The 364-Day Credit Agreement provides for loans in the aggregate principal amount of up to $750 million. The 364-Day Credit Agreement will terminate, and all amounts borrowed under the 364-Day Credit Agreement will be due and payable, on April 2, 2021. Revolving loans under the 364-Day Credit Agreement may be base rate loans, Eurodollar loans, or a combination of both, at the Company’s election.

As of May 9, 2020, the Company had no outstanding borrowings under each of the revolving credit facilities and $3.2 million of outstanding letters of credit under the Revolving Credit Agreement.

The fair value of the Company’s debt was estimated at $5.723 billion as of May 9, 2020, and $5.419 billion as of August 31, 2019, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $304.9 million at May 9, 2020, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts. At August 31, 2019, the fair value was greater than the carrying value of debt by $212.7 million.

All Senior Notes are subject to an interest rate adjustment if the debt ratings assigned to the Senior Notes are downgraded (as defined in the agreements). Further, the Senior Notes contain a provision that repayment of the Senior Notes may be accelerated if the Company experiences a change in control (as defined in the agreements). The Company’s borrowings under its Senior Notes contain minimal covenants, primarily restrictions on liens. Under its revolving credit facilities, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under its borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of May 9, 2020, the Company was in compliance with all covenants and expects to remain in compliance with all covenants under its borrowing arrangements.

Note H – Stock Repurchase Program

From January 1, 1998 to May 9, 2020, the Company has repurchased a total of 147.7 million shares of its common stock at an aggregate cost of $22.354 billion, including 826,002 shares of its common stock at an aggregate cost of $930.9 million during the thirty-six week period ended May 9, 2020.

On October 7, 2019, the Board voted to increase the repurchase authorization by $1.25 billion. This raised the total value of shares authorized to be repurchased to $23.15 billion. Considering the cumulative repurchases as of May 9, 2020, the Company had $795.9 million remaining under the Board’s authorization to repurchase its common stock.

During the thirty-six week period ended May 9, 2020, the Company retired 1.9 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1.879 billion and decreased Additional paid-in capital by $99.7 million. During the comparable prior year period, the Company retired 2.6 million shares of treasury stock, which increased Retained deficit by $1.707 billion and decreased Additional paid-in capital by $125.4 million.

During the twelve week period ended May 9, 2020, the Company temporarily ceased share repurchases under its share repurchase program to conserve liquidity in response to the uncertainty related to COVID-19, and the Company will continue to evaluate current and expected business conditions and resume share repurchases under its share repurchase program when the Company deems appropriate.

Note I – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale debt securities. Changes in Accumulated other comprehensive loss for the twelve week periods ended May 9, 2020 and May 4, 2019 consisted of the following:

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(2)	on Securities		Derivatives		Total

Balance at February 15, 2020	$(225,380)	$581		$(3,538)		$(228,337)
Other comprehensive (loss) income before reclassifications(1)	(104,920)	1,116		(12,808)	(5)	(116,612)
Amounts reclassified from Accumulated other comprehensive (loss)(1)	—	44	(3)	389	(4)	433
Balance at May 9, 2020	$(330,300)	$1,741		$(15,957)		$(344,516)

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(2)	on Securities		Derivatives		Total

Balance at February 9, 2019	$(230,140)	$(442)		$(5,255)		$(235,837)
Other comprehensive (loss) income before reclassifications(1)	(1,409)	277		—		(1,132)
Amounts reclassified from Accumulated other comprehensive (loss)(1)	—	(31)	(3)	388	(4)	357
Balance at May 4, 2019	$(231,549)	$(196)		$(4,867)		$(236,612)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.
(3)	Represents realized gains on marketable debt securities, net of taxes of $12 for the twelve weeks ended May 9, 2020, and $8 for the twelve weeks ended May 4, 2019, which is recorded in Operating, selling general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Debt Securities” for further discussion.
(4)	Represents losses on derivatives, net of tax benefit of $120 for the twelve weeks ended May 9, 2020 and for the twelve weeks ended May 4, 2019, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.
(5)	Represents change in fair value for derivatives, net of tax benefit of $4,034 for the twelve weeks ended May 9, 2020.

Changes in Accumulated other comprehensive loss for the thirty-six week periods ended May 9, 2020 and May 4, 2019 consisted of the following:

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(2)	on Securities		Derivatives		Total

Balance at August 31, 2019	$(265,598)	$591		$(4,315)		$(269,322)
Other comprehensive (loss) income before reclassifications(1)	(64,702)	1,063		(12,808)	(5)	(76,447)
Amounts reclassified from Accumulated other comprehensive (loss)(1)	—	87	(3)	1,166	(4)	1,253
Balance at May 9, 2020	$(330,300)	$1,741		$(15,957)		$(344,516)

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(2)	on Securities		Derivatives		Total

Balance at August 25, 2018	$(228,899)	$(873)		$(6,033)		$(235,805)
Other comprehensive (loss) income before reclassifications(1)	(2,650)	707		—		(1,943)
Amounts reclassified from Accumulated other comprehensive (loss)(1)	—	(30)	(3)	1,166	(4)	1,136
Balance at May 4, 2019	$(231,549)	$(196)		$(4,867)		$(236,612)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.
(3)	Represents realized gains on marketable debt securities, net of taxes of $24 for the thirty-six weeks ended May 9, 2020 and $8 for thirty-six weeks ended May 4, 2019, which is recorded in Operating, selling general and administrative expenses on the Condensed Consolidated Statements of Income. See “Note D – Marketable Debt Securities” for further discussion.
(4)	Represents losses on derivatives, net of tax benefits of $360 for the thirty-six weeks ended May 9, 2020 and for thirty-six weeks ended May 4, 2019, which is recorded in Interest expense, net, on the Condensed Consolidated Statements of Income. See “Note E – Derivative Financial Instruments” for further discussion.
(5)	Represents the change in fair value for derivatives, net of tax benefit of $4,034 for the thirty-six weeks ended May 9, 2020.

Note J – Goodwill and Intangibles

As of May 9, 2020, there were no changes to the carrying amount of goodwill as described in our Annual Report on Form 10-K for the year ended August 31, 2019.

The carrying amounts of intangible assets are included in Other long-term assets as follows:

	Estimated	Gross		Net
	Useful	Carrying	Accumulated	Carrying
(in thousands)	Life	Amount	Amortization	Amount

Amortizing intangible assets:
Technology	3-5 years	$870	$(870)	$—
Customer relationships	3-10 years	29,376	(26,648)	2,728
Total intangible assets other than goodwill		$30,246	$(27,518)	$2,728

Amortization expense of intangible assets for the twelve and thirty-six week periods ended May 9, 2020 and May 4, 2019 were $1.0 million and $2.9 million, respectively.

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

Note L – Leases

The Company adopted ASU 2016-02, Leases (Topic 842), beginning with its first quarter ended November 23, 2019 which requires leases to be recognized on the balance sheet. Leases with an original term of 12 months or less are not recognized in the Company’s Condensed Consolidated Balance Sheets, and the lease expense related to these short-term leases is recognized over the lease term. The Company elected the practical expedient to not separate lease components from the non-lease components, which includes fixed common-area maintenance costs at its retail store locations, for all classes of leased assets, except vehicles. The Company’s vehicle leases typically include variable non-lease components, such as maintenance and fuel charges, which contain observable standalone prices. The Company has elected to exclude these variable non-lease components from vehicle lease payments for the purpose of calculating the right-of-use assets and liabilities. These variable lease payments are expensed as incurred.

The Company’s leases primarily relate to its retail stores, distribution centers and vehicles under various non-callable leases. Leases are categorized at their commencement date, which is the date the Company takes possession or control of the underlying asset. Most of the Company’s leases are operating leases; however, certain land and vehicles are leased under finance leases. The leases have varying terms and expire at various dates through 2040. Retail leases typically have initial terms of between one and 20 years, with one to six optional renewal periods of one to five years each. Finance leases for vehicles typically have original terms between one and five years, and finance leases for real estate leases typically have terms of 20 or more years. The exercise of lease renewal options is at the Company’s sole discretion. The Company evaluates renewal options at lease commencement and on an ongoing basis and includes options that are reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. The Company subleases certain properties that are not used in its operations. Sublease income was not significant for the periods presented. Certain lease agreements require variable payments based upon actual costs of common-area maintenance, real estate taxes and insurance. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company’s finance leases for vehicles have a stated borrowing rate which it uses in determining the present value of the lease payments over the lease term. Substantially all the operating leases and finance leases for real estate do not provide a stated borrowing rate. Accordingly, we use the Company’s incremental borrowing rate at commencement or modification date is used in determining the present value of lease payments over the lease term. For operating leases that commenced prior to the date of adoption of the new standard, the Company used the incremental borrowing rate that corresponded to the remaining lease term as of the date of adoption.

Lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet are as follows:

(in thousands)	Classification	May 9, 2020

Assets:
Operating	Operating lease right-of-use assets	$2,613,849
Finance	Property and equipment	291,873
Total lease assets		$2,905,722
Liabilities:
Current:
Operating	Current portion of operating lease liabilities	$236,759
Finance	Accrued expenses and other	58,018
Noncurrent:
Operating	Operating lease liabilities, less current portion	2,481,280
Finance	Other long-term liabilities	126,258
Total lease liabilities		$2,902,315

Accumulated amortization related to finance lease assets was $101.6 million as of May 9, 2020.

Lease costs for finance and operating leases for the twelve and thirty-six weeks ended May 9, 2020 are as follows:

		Twelve	Thirty-Six
		Weeks Ended	Weeks Ended
(in thousands)	Statement of Income Location	May 9, 2020	May 9, 2020

Finance lease cost:
Amortization of lease assets	Depreciation and amortization	$13,044	$38,572
Interest on lease liabilities	Interest expense, net	933	3,600
Operating lease cost(1)	Selling, general and administrative expenses	82,258	244,454
Total lease cost		$96,235	$286,626

(1)	Includes short-term leases, variable lease costs and sublease income, which are immaterial.

The future rental payments, inclusive of renewal options that have been included in defining the expected lease term, of our operating and finance lease obligations as of May 9, 2020 having initial or remaining lease terms in excess of one year are as follows:

	Finance	Operating
(in thousands)	Leases	Leases	Total

2020	$15,052	$79,958	$95,010
2021	61,531	320,888	382,419
2022	49,532	317,806	367,338
2023	34,827	298,900	333,727
2024	12,837	275,164	288,001
Thereafter	38,271	2,246,943	2,285,214
Total lease payments	212,050	3,539,659	3,751,709
Less: Interest	(27,774)	(821,620)	(849,394)
Present value of lease liabilities	$184,276	$2,718,039	$2,902,315

The following table summarizes the Company’s lease term and discount rate assumptions:

May 9, 2020
Weighted-average remaining lease term in years, inclusive of renewal options that are reasonably certain to be exercised
Finance leases – real estate	30
Finance leases – vehicles	3
Operating leases	15
Weighted-average discount rate:
Finance leases – real estate	3.24%
Finance leases – vehicles	2.70%
Operating leases	3.43%

The following table summarizes the other information related to the Company’s lease liabilities:

Thirty-Six
Weeks Ended
(in thousands)	May 9, 2020

Cash paid for amounts included in the measurement of lease liabilities – operating cash flows from operating leases	$98,356
Leased assets obtained in exchange for new finance lease liabilities	48,236
Leased assets obtained in exchange for new operating lease liabilities	163,066

As of May 9, 2020, the Company has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for real estate and have undiscounted future payments of approximately $14.2 million and will commence when the Company obtains possession of the underlying leased asset. Commencement dates are expected to be from fiscal 2020 to fiscal 2022.

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

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 6,484 stores in the U.S., Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 9,	May 4,	May 9,	May 4,
(in thousands)	2020	2019	2020	2019

Net Sales
Auto Parts Stores	$2,724,604	$2,731,900	$7,932,831	$7,728,173
Other	54,695	51,106	153,168	147,134
Total	$2,779,299	$2,783,006	$8,085,999	$7,875,307

Segment Profit
Auto Parts Stores	$1,454,705	$1,457,608	$4,252,136	$4,132,358
Other	35,943	34,412	105,642	102,243
Gross profit	1,490,648	1,492,020	4,357,778	4,234,601
Operating, selling, general and administrative expenses	(998,975)	(944,497)	(2,958,144)	(2,799,239)
Interest expense, net	(47,450)	(43,239)	(135,528)	(123,608)
Income before income taxes	$444,223	$504,284	$1,264,106	$1,311,754

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. (the Company) as of May 9, 2020, the related condensed consolidated statements of income, comprehensive income and stockholders’ deficit for the twelve and thirty-six week periods ended May 9, 2020 and May 4, 2019, the condensed consolidated statements of cash flows for the thirty-six week periods ended May 9, 2020 and May 4, 2019, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

June 12, 2020

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “seek,” “may,” “could,” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand; energy prices; weather; competition; credit market conditions; cash flows; access to available and feasible financing; future stock repurchases; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; war and the prospect of war, including terrorist activity; the impact of public health issues, such as the recent global pandemic of a novel strain of the coronavirus (“COVID-19”); inflation; the ability to hire, train and retain qualified employees; construction delays; the compromising of confidentiality, availability or integrity of information, including cyber-attacks; historic growth rate sustainability; downgrade of our credit ratings; damages to our reputation; challenges in international markets; failure or interruption of our information technology systems; origin and raw material costs of suppliers; disruption in our supply chain, due to public health epidemics or otherwise; impact of tariffs; anticipated impact of new accounting standards; and business interruptions. Certain of these risks and uncertainties are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of our Annual Report on Form 10-K for the year ended August 31, 2019, and in Item 1A under Part 2 of this Quarterly Report on Form 10-Q, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance, and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may materially differ from anticipated results.

Overview

We are the leading retailer, and a leading distributor, of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at May 9, 2020, operated 5,836 stores in the U.S., 610 stores in Mexico and 38 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At May 9, 2020, in 4,950 of our domestic stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in stores in Mexico and Brazil. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com and our commercial customers can make purchases through www.autozonepro.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve and thirty-six weeks ended May 9, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2020. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter of fiscal 2020 has 16 weeks and fiscal 2019 had 17 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September and the lowest sales generally occurring in the months of December and January.

COVID-19 Impact

The outbreak of a novel strain of the coronavirus (“COVID-19”), which was declared a global pandemic on March 11, 2020 by the World Health Organization, has led to adverse impacts on the national and global economy. We have been able to keep our stores open and operating in the U.S. Initially, we reduced the hours of operation in most of our stores, but subsequently have returned to more normal operating hours. We have also taken numerous measures to ensure the health, safety and well-being of our customers and employees. We provided new Emergency Time-Off benefit enhancements for both full-time and part-time eligible hourly employees in the U.S. and Puerto Rico. We invested in supplies for the protection of our employees and customers, increased the frequency of cleaning and disinfecting, and introduced new service options for customers, such as curbside pickup, among other things. These expanded benefits, supply costs and other COVID-19 related costs resulted in approximately $75 million of expense included in Operating, selling, general and administrative expenses in the Condensed Consolidated Statements of Income for the twelve weeks ended and thirty-six weeks ended May 9, 2020.

In March 2020, we issued $1.250 billion in Senior Notes and closed on a new 364-day Senior unsecured revolving credit facility to strengthen our financial position and our ability to be responsive during this ever-changing environment.

While sales were initially negatively impacted, they have since increased. However, we are unable to accurately predict the impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities intended to minimize the spread of the pandemic or to stimulate the economy and other unintended consequences. Accordingly, continued business disruption relating to the COVID-19 outbreak may cause significant fluctuations in our business, may negatively impact demand for our products, our store hours and our workforce availability and may also magnify risks associated with sourcing quality merchandise domestically and outside the U.S. at favorable prices, all of which would adversely impact our business and results of operations.

Executive Summary

Net sales decreased 0.1% for the quarter driven by the impact of the COVID-19 crisis which led to a decrease in domestic same store sales (sales from stores open at least one year) of 1.0%. Domestic commercial sales decreased 6.7%, which represents 20.6% of our total sales. Operating profit decreased 10.2% to $491.7 million compared to $547.5 million in the same period last year, while net income for the quarter decreased 15.5% over the same period last year to $342.9 million compared to $405.9 million in the same period last year. Diluted earnings per share decreased 10.0% to $14.39 per share from $15.99 per share in the comparable prior year period.

Our business is impacted by various factors within the economy that affect both our consumer and our industry, including but not limited to fuel costs, wage rates and other economic conditions. Given the nature of these macroeconomic factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

During the third quarter of fiscal 2020, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 83% of total sales with discretionary making up the remaining, which is consistent with the comparable prior year period, with failure related categories continuing to be the largest portion of our sales mix. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by severe or unusual weather over a short-term period. Over the long-term, we believe the impact of the weather on our sales mix is not significant.

The two statistics we believe have the most positive correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a positive correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven, such as during the great recession. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including the number of seven year old or older vehicles on the road and unemployment. The average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. According to the latest data provided by the Auto Care Association as of January 1, 2019, for the 8th consecutive year, the average age of vehicles on the road has exceeded 11 years. Since the beginning of the fiscal year and through March 2019 (latest publicly available information), miles driven in the U.S. decreased 3.5%.

Twelve Weeks Ended May 9, 2020

Compared with Twelve Weeks Ended May 4, 2019

Net sales for the twelve weeks ended May 9, 2020 decreased $3.7 million to $2.779 billion, or 0.1% over net sales of $2.783 billion for the comparable prior year period. Total auto parts sales decreased by 0.3%, primarily driven by a decrease in domestic same store sales of 1.0%, partially offset by net sales of $55.4 million from new stores. Domestic commercial sales decreased $41.0 million, or 6.7%, to $573.8 million over the comparable prior year period.

Gross profit for the twelve weeks ended May 9, 2020 was $1.491 billion, compared with $1.492 billion during the comparable prior year period. Gross profit, as a percentage of sales was flat to the comparable prior year period at 53.6%.

Operating, selling, general and administrative expenses for the twelve weeks ended May 9, 2020 were $999.0 million, or 35.9% of net sales, compared with $944.5 million, or 33.9% of net sales during the comparable prior year period. Operating expenses, as a percentage of sales, were higher than last year with the deleverage primarily driven by the unplanned approximate $75 million of costs incurred in response to COVID-19.

Net interest expense for the twelve weeks ended May 9, 2020 was $47.5 million compared with $43.2 million during the comparable prior year period. The increase was primarily due to an increase in average borrowing levels over the comparable prior year period due to the $500 million debt issuance of 3.625% Senior Notes due April 2025 and the $750 million debt issuance of 4.000% Senior Notes due April 2030 as well as an increase in borrowing rates. Average borrowings for the twelve weeks ended May 9, 2020 were $5.460 billion, compared with $5.191 billion for the comparable prior year period. Weighted average borrowing rates were 3.4% for the twelve weeks ended May 9, 2020 and 3.2% for the twelve weeks ended May 4, 2019.

Our effective income tax rate was 22.8% of pretax income for the twelve weeks ended May 9, 2020, and 19.5% for the comparable prior year period. The increase in the tax rate was primarily attributable to a reduced benefit from stock options exercised during the twelve weeks ended May 9, 2020 compared to the comparable prior year period. The benefit of stock options exercised for the twelve weeks ended May 9, 2020 was $1.1 million compared to $13.1 million in the comparable prior year period.

Net income for the twelve week period ended May 9, 2020 decreased by $63.1 million to $342.9 million due to the factors set forth above, and diluted earnings per share decreased by 10.0% to $14.39 from $15.99 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.71.

Thirty-Six Weeks Ended May 9, 2020

Compared with Thirty-Six Weeks Ended May 4, 2019

Net sales for the thirty-six weeks ended May 9, 2020 increased $210.7 million to $8.086 billion, or 2.7%, over net sales of $7.875 billion for the comparable prior year period. Total auto parts sales increased by 2.6%, primarily driven by net sales of $167.6 million from new stores and an increase in domestic same store sales of 0.5%. Domestic commercial sales increased $75.9 million, or 4.5%, to $1.752 billion over the comparable prior year period.

Gross profit for the thirty-six weeks ended May 9, 2020 was $4.358 billion, or 53.9% of net sales, compared with $4.235 billion, or 53.8% of net sales, during the comparable prior year period. The increase in gross margin was primarily driven by supply chain leverage.

Operating, selling, general and administrative expenses for the thirty-six weeks ended May 9, 2020 were $2.958 billion, or 36.6% of net sales, compared with $2.799 billion, or 35.5% of net sales. Deleverage was primarily driven by the unplanned approximate $75 million of costs incurred in response to COVID-19.

Net interest expense for the thirty-six weeks ended May 9, 2020 was $135.5 million compared with $123.6 million during the comparable prior year period. The increase was primarily due to an increase in average borrowing levels over the comparable prior year period due to the issuance of new Senior debt during the current quarter, as well as an increase in borrowing rates. Average borrowings for the thirty-six weeks ended May 9, 2020 were $5.371 billion, compared with $5.094 billion for the comparable prior year period. Weighted average borrowing rates were 3.2% for the thirty-six week period ended May 9, 2020 and 3.1% for the thirty-six week period ended May 4, 2019.

Our effective income tax rate was 21.5% of pretax income for the thirty-six weeks ended May 9, 2020, and 19.8% for the comparable prior year period. The increase in the tax rate was primarily attributable to a reduced benefit from stock options exercised during the thirty-six weeks ended May 9, 2020 compared to the comparable prior year period. The benefit of stock options exercised for the thirty-six week period ended May 9, 2020 was $17.6 million compared to $38.2 million in the comparable prior year period.

Net income for the thirty-six week period ended May 9, 2020 decreased by $59.5 million to $992.5 million due to the factors set forth above, and diluted earnings per share increased by 0.4% to $41.08 from $40.92 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $1.45.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the thirty-six weeks ended May 9, 2020, our net cash flows from operating activities provided $1.303 billion as compared with $1.287 billion provided during the comparable prior year period. The increase is primarily due to favorable changes in accounts receivable.

Our net cash flows used in investing activities for the thirty-six weeks ended May 9, 2020 were $247.9 million as compared with $285.3 million in the comparable prior year period. Capital expenditures for the thirty-six weeks ended May 9, 2020 were $273.9 million compared to $313.8 million for the comparable prior year period. The decrease is primarily driven by the timing of store openings in fiscal 2020 compared to the comparable prior year period. During the thirty-six week period ended May 9, 2020, we opened 73 net new stores. In the comparable prior year period, we opened 85 net new stores. Investing cash flows were impacted by our wholly owned captive, which purchased $82.5 million and sold $106.7 million in marketable debt securities during the thirty-six weeks ended May 9, 2020. During the comparable prior year period, the captive purchased $38.9 million in marketable debt securities and sold $61.1 million in marketable debt securities.

Our net cash flows used in financing activities for the thirty-six weeks ended May 9, 2020 were $712.2 million compared to $1.043 billion in the comparable prior year period. During the thirty-six weeks ended May 9, 2020, we received $500 million from the debt issuance of 3.625% Senior Notes due April 2025 and received $750 million from the debt issuance of 4.000% Senior Notes due April 2030. During the comparable prior year period, we received $750 million from the issuance of debt and repaid our $250 million 1.625% Senior Notes due April 2019 using a portion of the $750 million Senior Notes issued in April 2019. For the thirty-six week period ended May 9, 2020, our commercial paper activity resulted in $1.030 billion net repayments from commercial paper, as compared to $348.5 million of net repayments from commercial paper in the comparable prior year period. Stock repurchases were $930.9 million in the current thirty-six week period as compared with $1.313 billion in the comparable prior year period. For the thirty-six weeks ended May 9, 2020, proceeds from the sale of common stock and exercises of stock options provided $56.3 million. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $164.9 million.

During fiscal 2020, we expect to decrease the investment in our business as compared to fiscal 2019 due to the impact of COVID-19. Our investments continue to be directed primarily to new stores, supply chain infrastructure, technology and enhancements to existing stores. The amount of our investments in our new stores is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the U.S., Mexico or Brazil, or located in urban or rural areas.

In addition to the building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in financing arrangements with financial institutions whereby they factor their receivables from us, allowing them to receive payment on our invoices at a discounted rate. Extended payment terms from our vendors have allowed us to continue our high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 108.2% at May 9, 2020, compared to 108.5% at May 4, 2019.

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

For the trailing four quarters ended May 9, 2020, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP number, was 34.0% as compared to 34.5% for the comparable prior year period. We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

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

On April 3, 2020, we entered into a 364-Day Credit Agreement (the “364-Day Credit Agreement”) to augment our access to liquidity due to current macroeconomic conditions and supplements our existing Revolving Credit Agreement. The 364-Day Credit Agreement provides for loans in the aggregate principal amount of up to $750 million. The 364-Day Credit Agreement will terminate, and all amounts borrowed under the 364-Day Credit Agreement will be due and payable, on April 2, 2021. Revolving loans under the 364-Day Credit Agreement may be base rate loans, Eurodollar loans, or a combination of both, at our election.

As of May 9, 2020, we had no outstanding borrowings under each of our revolving credit facilities and $3.2 million of outstanding letters of credit under the Revolving Credit Agreement.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of May 9, 2020, we had $25.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2022.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $218.8 million in letters of credit outstanding as of May 9, 2020. These letters of credit have various maturity dates and were issued on an uncommitted basis.

All Senior Notes are subject to an interest rate adjustment if the debt ratings assigned to the Senior Notes are downgraded (as defined in the agreements). Further, the Senior Notes contain a provision that repayment of the Senior Notes may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our Senior Notes contain minimal covenants, primarily restrictions on liens. Under our revolving credit facilities, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs. As of May 9, 2020, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

As of May 9, 2020, the $500 million 4.000% Senior Notes due November 2020 and the $250 million 2.500% Senior Notes due April 2021 were classified as long-term in the Consolidated Balance Sheets as we had the ability and intent to refinance them on a long-term basis through available capacity in our revolving credit facilities. As of May 9, 2020, we had $2.747 billion of availability under our $2.750 billion revolving credit facilities which would allow us to replace these short-term obligations with long-term financing facilities.

On March 30, 2020, we issued $500 million in 3.625% Senior Notes due April 2025 and $750 million in 4.000% Senior Notes due April 2030 under our automatic shelf registration statement on Form S-3, filed with the SEC on April 4, 2019 (File No. 333-230719) (the “2019 Shelf Registration”). The 2019 Shelf Registration allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. Proceeds from the debt issuance were used for general corporate purposes.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, and rent (“EBITDAR”) ratio was 2.6:1 as of May 9, 2020 and was 2.5:1 as of May 4, 2019. We calculate adjusted debt as the sum of total debt, finance lease liabilities and rent times six; and we calculate adjusted EBITDAR by adding interest, taxes, depreciation, amortization, rent, share-based expense and pension termination charges to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. To the extent EBITDAR continues to grow in future years, we expect our debt levels to increase; conversely, if EBITDAR declines, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

From January 1, 1998 to May 9, 2020, we have repurchased a total of 147.7 million shares of our common stock at an aggregate cost of $22.354 billion, including 826,002 shares of our common stock at an aggregate cost of $930.9 million during the thirty-six week period ended May 9, 2020. On October 7, 2019, the Board voted to increase the authorization by $1.25 billion. This raised the total value of shares authorized to be repurchased to $23.15 billion. Considering cumulative repurchases as of May 9, 2020, we had $795.9 million remaining under the Board’s authorization to repurchase our common stock.

During the twelve week period ended May 9, 2020, we temporarily ceased share repurchases under our share repurchase program to conserve liquidity in response to the uncertainty related to COVID-19, and we will continue to evaluate current and expected business conditions and resume share repurchases under our share repurchase program when we deem appropriate.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have cancelled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at May 9, 2020, was $247.0 million, compared with $101.2 million at August 31, 2019, and our total surety bonds commitment at May 9, 2020, was $41.5 million, compared with $36.7 million at August 31, 2019.

Financial Commitments

Except for the previously discussed 364-Day Credit Agreement and debt issuances, as of May 9, 2020, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 31, 2019.

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

Reconciliation of Non-GAAP Financial Measure: Adjusted After-Tax ROIC

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Seventeen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 31,	May 4,	August 31,	May 9,	May 9,
(in thousands, except percentages)	2019(1)	2019	2019	2020	2020

Net income	$1,617,221	$1,051,992	$565,229	$992,515	$1,557,744
Adjustments:
Interest expense	184,804	123,608	61,196	135,528	196,724
Rent expense(2)	332,726	224,259	108,467	227,327	335,794
Tax effect(3)	(111,269)	(74,791)	(36,478)	(78,014)	(114,492)
Deferred tax liabilities, net of repatriation tax	(6,340)	(6,340)	—	—	—
Adjusted after-tax return	$2,017,142	$1,318,728	$698,414	$1,277,356	$1,975,770

Average debt(4)					$5,303,066
Average stockholders’ deficit(4)					(1,684,662)
Add: Rent x 6					2,014,764
Average finance lease liabilities(4)					184,286
Invested capital					$5,817,454

Adjusted after-tax ROIC					34.0%

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 25,	May 5,	August 25,	May 4,	May 4,
(in thousands, except percentages)	2018	2018	2018	2019	2019

Net income	$1,337,536	$937,254	$400,282	$1,051,992	$1,452,274
Adjustments:
Impairment before tax impact	193,162	193,162	—	—	—
Pension termination charges before tax impact	130,263	—	130,263	—	130,263
Interest expense	174,527	120,186	54,341	123,608	177,949
Rent expense	315,580	218,999	96,581	224,259	320,840
Tax effect(3)	(188,885)	(119,771)	(69,114)	(74,993)	(144,107)
Deferred tax liabilities, net of repatriation tax	(132,113)	(136,679)	4,566	(6,340)	(1,774)
Adjusted after-tax return	$1,830,070	$1,213,151	$616,919	$1,318,526	$1,935,445

Average debt(4)					$5,075,956
Average stockholders' deficit(4)					(1,544,890)
Add: Rent x 6					1,925,040
Average finance lease liabilities(4)					158,701
Invested capital					$5,614,807

Adjusted after-tax ROIC					34.5%

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended May 9, 2020 and May 4, 2019.

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Seventeen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 31,	May 4,	August 31,	May 9,	May 9,
(in thousands, except ratio)	2019	2019	2019	2020	2020

Net income	$1,617,221	$1,051,992	$565,229	$992,515	$1,557,744
Add: Interest expense	184,804	123,608	61,196	135,528	196,724
Income tax expense	414,112	259,762	154,350	271,591	425,941
Adjusted EBIT	2,216,137	1,435,362	780,775	1,399,634	2,180,409
Add: Depreciation expense	369,957	251,118	118,839	272,115	390,954
Rent expense(2)	332,726	224,259	108,467	227,327	335,794
Share-based expense	43,255	31,529	11,726	32,251	43,977
Adjusted EBITDAR	$2,962,075	$1,942,268	$1,019,807	$1,931,327	$2,951,134

Debt					$5,418,272
Finance lease liabilities					184,276
Add: Rent x 6					2,014,764
Adjusted debt					$7,617,312

Adjusted debt to EBITDAR					2.6

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 25,	May 5,	August 25,	May 4,	May 4,
(in thousands, except ratio)	2018	2018	2018	2019	2019

Net income	$1,337,536	$937,254	$400,282	$1,051,992	$1,452,274
Add: Impairment before tax impact	193,162	193,162	—	—	—
Pension termination charges before tax impact	130,263	—	130,263	—	130,263
Interest expense	174,527	120,186	54,341	123,608	177,949
Income tax expense	298,793	162,177	136,616	259,762	396,378
Adjusted EBIT	2,134,281	1,412,779	721,502	1,435,362	2,156,864
Add: Depreciation expense	345,084	237,091	107,993	251,118	359,111
Rent expense	315,580	218,999	96,581	224,259	320,840
Share-based expense	43,674	29,559	14,115	31,529	45,644
Adjusted EBITDAR	$2,838,619	$1,898,428	$940,191	$1,942,268	$2,882,459

Debt					$5,151,917
Finance lease liabilities					165,541
Add: Rent x 6					1,925,040
Adjusted debt					$7,242,498

Adjusted debt to EBITDAR					2.5

(1)	The fiscal year ended August 31, 2019 consists of 53 weeks.
(2)	Effective September 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), the new lease accounting standard that required the Company to recognize operating lease assets and liabilities in the balance sheet. The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the thirty-six weeks ended May 9, 2020.

Total lease cost per ASC 842, for the 36 weeks ended May 9, 2020	$286,626
Less: Finance lease interest and amortization	(42,172)
Less: Variable operating lease components, related to insurance and common area maintenance for the 36 weeks ended May 9, 2020	(17,127)
Rent expense for the 36 weeks ended May 9, 2020	227,327
Add: Rent expense for the 17 weeks ended August 31, 2019, as previously reported prior to the adoption of ASC 842	108,467
Rent expense for the 53 weeks ended May 9, 2020	$335,794
(3)	Effective tax rate over trailing four quarters ended May 9, 2020 is 21.5% . Effective tax rate over trailing four quarters ended May 4, 2019 is 28.1% for pension termination and 21.6% for interest and rent expense.
(4)	All averages are computed based on trailing 5 quarter balances.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

At May 9, 2020, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 31, 2019 were the $500 million 3.625% Senior Notes due April 2025 debt issuance, $750 million 4.000% Senior Notes due April 2030 debt issuance, $1.030 billion net decrease in commercial paper and new $750 million 364-Day Credit Agreement.

The fair value of our debt was estimated at $5.723 billion as of May 9, 2020 and $5.419 billion as of August 31, 2019, based on the quoted market prices for the same or similar debt issues or on the current rates available to AutoZone for debt of the same terms. Such fair value was greater than the carrying value of debt by $304.9 million at May 9, 2020 and greater than the carrying value by $212.7 million at August 31, 2019. We did not have any variable rate debt outstanding at May 9, 2020 and $1.030 billion of variable rate debt outstanding at August 31, 2019. The primary interest rate exposure on variable rate debt is based on LIBOR. We had outstanding fixed rate debt of $5.418 billion, net of unamortized debt issuance costs of $31.7 million at May 9, 2020 and $4.176 billion, net of unamortized debt issuance costs of $23.7 million at August 31, 2019. A one percentage point increase in interest rates would reduce the fair value of our fixed rate debt by $225.3 million at May 9, 2020.

At May 9, 2020, we had two outstanding treasury rate locks that hedge a portion of the risk of change in benchmark interest rates associated with long-term debt we anticipate issuing in the future. See Part 1, Item 1. Financial Statements, Note E – Derivative Financial Instruments to the Condensed Consolidated Financial Statements.

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of May 9, 2020, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 9, 2020.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 9, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.           Risk Factors

Except as set forth below, as of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

The recent outbreak of COVID-19 has been declared a pandemic by the World Health Organization, has spread to the United States and many other parts of the world and may have a material adverse effect on our business operations, financial condition, liquidity and cash flow.

As the recent outbreak of COVID-19 continues to grow both in the U.S. and globally, there has been a recent downturn in financial market indices and the adoption of emergency legislation aimed to address the negative impacts of the pandemic. While sales were initially negatively impacted and we have incurred significant expenses, we are unable to accurately predict the ultimate impact that COVID-19 will have on our business and financial condition due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, the likelihood of a resurgence of the outbreak, actions that may be taken by governmental authorities in response to the disease and unintended consequences of the foregoing. In particular, it is unclear what near-term and long-term impact these factors will have on the number of vehicle miles driven, traffic to our stores, as well as demand for our products from our retail and commercial customers. Continued business disruption caused by COVID-19 may require significant actions to mitigate the impact, including but not limited to employee furloughs, reductions in store hours and store closings as well as ongoing increases in expenses. Further, the pandemic and related economic uncertainty may result in additional negative impacts of which we are not currently aware and may also magnify the various risks described in our Annual Report on Form 10-K, including those associated with sourcing quality merchandise domestically and outside the U.S.

Accordingly, the pandemic could have a material adverse effect on demand for our products, workforce availability, our results of operations, financial condition, liquidity and cash flows.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended May 9, 2020 were as follows:

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs
February 16, 2020 to March 14, 2020	146,007	$1,068.15	146,007	$805,989,923
March 15, 2020 to April 11, 2020	10,028	1,007.18	10,028	795,889,909
April 12, 2020 to May 9, 2020	—	—	—	795,889,909
Total	156,035	$1,064.23	156,035	$795,889,909

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

During the twelve week period ended May 9, 2020, we temporarily ceased share repurchases under our share repurchase program to conserve liquidity in response to the uncertainty related to COVID-19, and we will continue to evaluate current and expected business conditions and resume share repurchases under our share repurchase program when we deem appropriate.

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

4.1

Officers’ Certificate dated March 30, 2020, pursuant to Section 3.2 of the Indenture, dated March 30, 2020, setting forth the terms of the 3.625% Senior Notes due 2025. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated March 30, 2020.

4.2

Officers’ Certificate dated March 30, 2020, pursuant to Section 3.2 of the Indenture, dated March 30, 2020, setting forth the terms of the 4.000% Senior Notes due 2030. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated March 30, 2020.

4.3	Form of 3.625% Note due 2025. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated March 30, 2020.

4.4	Form of 4.000% Note due 2030. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated March 30, 2020.

4.5	Form of 4.000% Note due 2030. Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated March 30, 2020.

10.1

364-Day Credit Agreement, dated April 3, 2020, by and among the Company, as borrower, the several lenders from time to time party thereto, and U.S. Bank, National Association., as administrative agent for the lenders. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated April 7, 2020.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended May 9, 2020, has been formatted in Inline XBRL.

*	Furnished herewith.

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
Dated: June 12, 2020