Form 10-K
period 2020-08-29
AUTOZONE INC
filed 2020-10-26
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 29, 2020.

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ⌧ No ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $24,661,503,822.

The number of shares of Common Stock outstanding as of October 19, 2020, was 23,175,554.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement to be filed within 120 days of August 29, 2020, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held December 16, 2020, are incorporated by reference into Part III.

Forward-Looking Statements

Certain statements contained in this annual report constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “seek,” “may,” “could” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand; energy prices; weather; competition; credit market conditions; cash flows; access to available and feasible financing; future stock repurchases; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; risks associated with self-insurance; war and the prospect of war, including terrorist activity; the impact of public health issues, such as the ongoing global pandemic of a novel strain of the coronavirus (“COVID-19”); inflation; the ability to hire, train and retain qualified employees; construction delays; the compromising of confidentiality, availability or integrity of information, including cyber-attacks; historic growth rate sustainability; downgrade of our credit ratings; damages to our reputation; challenges in international markets; failure or interruption of our information technology systems; origin and raw material costs of suppliers; disruption in our supply chain, due to public health epidemics or otherwise; impact of tariffs; anticipated impact of new accounting standards; and business interruptions. Certain of these risks and uncertainties are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of this Annual Report on Form 10 K for the year ended August 29, 2020, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. However, it should be understood that it is not possible to identify or predict all such risks and other factors that could affect these forward-looking statements. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Introduction

AutoZone, Inc. (“AutoZone,” the “Company,” “we,” “our” or “us”) is the leading retailer, and a leading distributor, of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at August 29, 2020, operated 5,885 stores in the United States (“U.S.”), 621 stores in Mexico and 43 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 29, 2020, in 5,007 of our domestic stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in all stores in Mexico and Brazil. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services.

At August 29, 2020, our stores were in the following locations:

Store
Count
Alabama	118
Alaska	8
Arizona	159
Arkansas	67
California	631
Colorado	93
Connecticut	49
Delaware	16
Florida	379
Georgia	204
Hawaii	11
Idaho	31
Illinois	241
Indiana	158
Iowa	32
Kansas	54
Kentucky	100
Louisiana	127
Maine	14
Maryland	81
Massachusetts	82
Michigan	203
Minnesota	58
Mississippi	95
Missouri	116
Montana	15
Nebraska	23
Nevada	66
New Hampshire	23
New Jersey	111
New Mexico	63
New York	204
North Carolina	226
North Dakota	7
Ohio	274
Oklahoma	82
Oregon	50
Pennsylvania	205
Puerto Rico	48
Rhode Island	17
Saint Thomas	1
South Carolina	95
South Dakota	9
Tennessee	169
Texas	637
Utah	61
Vermont	2
Virginia	141
Washington	95
Washington, DC	5
West Virginia	45
Wisconsin	75
Wyoming	9
Total Domestic stores	5,885
Mexico	621
Brazil	43
Total stores	6,549

Marketing and Merchandising Strategy

We are dedicated to providing customers with superior service and trustworthy advice as well as quality automotive parts and products at a great value in conveniently located, well-designed stores. Key elements of this strategy are:

Customer Service

Customer service is the most important element in our marketing and merchandising strategy, which is based upon consumer marketing research. We emphasize that our AutoZoners (employees) should always put customers first by providing prompt, courteous service and trustworthy advice. Our electronic parts catalog assists in the selection of parts as well as identifying any associated warranties that are offered by us or our vendors. We sell automotive hard parts, maintenance items, accessories and non-automotive parts through www.autozone.com, for pick-up in store or to be shipped directly to a customer’s home or business, with next day delivery covering approximately 80% of the U.S. population. Additionally, we offer a smartphone application that provides customers with store locations, driving directions, operating hours, product availability and the ability to purchase products.

We also provide specialty tools through our suite of free services. Through our Loan-A-Tool program customers can borrow a specialty tool, such as a steering wheel puller, for which a do-it-yourself (“DIY”) customer or a repair shop would have little or no use other than for a single job. AutoZoners also provide free diagnostic and related services, including check engine light readings through our AutoZone Fix Finder service, testing of starters, alternators and batteries, battery charging and the collection of used oil for recycling.

Merchandising

The following tables show some of the types of products we sell by major category of items:

Failure	Maintenance	Discretionary

A/C Compressors
Batteries & Accessories
Bearings
Belts & Hoses
Calipers
Chassis
Clutches
CV Axles
Engines
Fuel Pumps
Fuses
Ignition
Lighting
Mufflers
Radiators
Starters & Alternators
Thermostats
Tire Repair
Water Pumps

Antifreeze & Windshield Washer Fluid
Brake Drums, Rotors, Shoes & Pads
Chemicals, including Brake & Power
Steering Fluid, Oil & Fuel Additives
Oil & Transmission Fluid
Oil, Cabin, Air, Fuel & Transmission

Filters
Oxygen Sensors
Paint & Accessories
Refrigerant & Accessories
Shock Absorbers & Struts
Spark Plugs & Wires
Windshield Wipers

Air Fresheners
Cell Phone Accessories
Drinks & Snacks
Floor Mats & Seat Covers
Interior & Exterior Accessories
Mirrors
Performance Products
Protectants & Cleaners
Sealants & Adhesives
Steering Wheel Covers
Stereos & Radios
Tools
Towing
Wash & Wax

We believe that customer satisfaction is often impacted by our ability to promptly provide specific automotive products as requested. Each store carries the same basic products, but we tailor our hard parts inventory to the makes and models of the vehicles in each store’s trade area, and our sales floor products are tailored to the local store’s demographics. Our hub stores (including mega hubs, which carry an even broader assortment) carry a larger assortment of products that are delivered to local satellite stores. We are constantly updating the products we offer to ensure that our inventory matches the products our customers need or desire.

Pricing

We want to be the value leader in our industry, by consistently providing quality merchandise at the right price, backed by a satisfactory warranty and outstanding customer service. For many of our products, we offer multiple value choices in a good/better/best assortment, with appropriate price and quality differences from the “good” products to the “better” and “best” products. A key differentiating component versus our competitors is our exclusive line of in-house brands, which includes Duralast and the family of Duralast brands, ProElite, ShopPro, SureBilt, TruGrade and Valucraft. We believe that our overall value compares favorably to that of our competitors.

Brand Marketing: Marketing and Loyalty

We believe that targeted advertising and promotions play important roles in succeeding in today’s environment. We are constantly working to understand our customers’ wants and needs so that we can build long-lasting, loyal relationships. We utilize advertising, direct marketing, loyalty programs and promotions primarily to highlight our great value, the availability of high quality parts and develop a relationship with an expanding base of customers. Broadcast and digital media are our primary advertising methods of driving retail traffic to our stores, while we leverage a dedicated sales force and our ProVantage loyalty program to drive commercial sales.

Store Design, Visual Merchandising and Promotional Execution

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

Store Operations

Store Formats

Substantially all stores are based on standard store formats, resulting in generally consistent appearance, merchandising and product mix. Approximately 90% to 99% of each store’s square footage is selling space. In our satellite stores, approximately 40% to 50% of our space is dedicated to hard parts inventory, while our hub stores and mega hubs have 70% to 85% of their space utilized for hard parts. The hard parts inventory area is generally fronted by counters or pods that run the depth or length of the store, dividing the hard parts area from the remainder of the store. The remaining selling space contains displays of maintenance, accessories and non-automotive items.

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

Our stores utilize our computerized proprietary Point-of-Sale System, which includes bar code scanning and point-of-sale data collection terminals. Our proprietary Store Management System provides administrative assistance, as well as enhanced merchandising information and improved inventory control. We believe the Point-of-Sale System also enhances customer service through faster processing of transactions, while the Store Management System provides simplified warranty and product return procedures.

Store Development

The following table reflects our location development during the past five fiscal years:

	Fiscal Year
	2020	2019	2018	2017	2016
Locations:
Beginning	6,411	6,202	6,029	5,814	5,609
Sold(1)	—	—	26	—	—
New	138	209	201	215	205
Closed	—	—	2	—	—
Net new	138	209	199	215	205
Relocated	5	2	7	5	6
Ending	6,549	6,411	6,202	6,029	5,814

(1)	26 Interamerican Motor Corporation (“IMC”) branches sold on April 4, 2018. See “Note M – Sale of Assets” for more information.

We believe expansion opportunities exist in markets we do not currently serve, as well as in markets where we can achieve a larger presence. We undertake substantial research prior to entering new markets. The most important criteria for opening a new store are the projected future profitability and the ability to achieve our required investment hurdle rate. Key factors in selecting new site and market locations for stores include population, demographics, vehicle profile, customer buying trends, commercial businesses, number and strength of competitors’ stores and the cost of real estate. In reviewing the vehicle profile, we also consider the number of vehicles that are seven years old and older, or “our kind of vehicles”; these vehicles are generally no longer under the original manufacturers’ warranties and require more maintenance and repair than newer vehicles. We seek to open new stores in high visibility sites in high traffic locations within or contiguous to existing market areas and attempt to cluster development in markets in a relatively short period of time. In addition to continuing to lease or develop our own locations, we evaluate and may make strategic acquisitions.

Purchasing and Supply Chain

Merchandise is selected and purchased for all stores through our store support centers located in Memphis, Tennessee; Monterrey, Mexico and Sao Paulo, Brazil. Additionally, we have an office in Shanghai, China to support our sourcing efforts in Asia. In fiscal 2020, one class of similar products accounted for approximately 12 percent of our total sales, and one vendor supplied approximately 12 percent of our purchases. No other class of similar products accounted for 10 percent or more of our total sales, and no other individual vendor provided more than 10 percent of our total purchases. We believe that alternative sources of supply exist, at similar costs, for most types of product sold. Most of our merchandise flows through our distribution centers to our stores by our fleet of tractors and trailers or by third-party trucking firms. The distribution centers replenish all stores up to multiple times per week depending on store sales volumes.

We ended fiscal 2020 with 224 total domestic hub stores, which have a larger assortment of products as well as regular replenishment items that can be delivered to a store in its network within 24 hours. Hub stores are generally replenished from distribution centers multiple times per week. Hub stores have increased our ability to distribute products on a timely basis to many of our stores and to expand our product assortment.

As a subset of our domestic hub stores, we ended fiscal 2020 with 44 domestic mega hubs, an increase of 9 since the end of fiscal 2019. Mega hubs work in concert with our hubs to drive customer satisfaction through improved local parts availability and expanded product assortments. A mega hub store carries inventory of 70,000 to 110,000 unique SKUs, approximately twice what a hub store carries. Mega hubs provide coverage to both surrounding stores and other hub stores multiple times a day or on an overnight basis. Currently, we have over 5,700 domestic stores with access to mega hub inventory. A majority of these 5,700 stores currently receive their service same day.

Competition

The sale of automotive parts, accessories and maintenance items is highly competitive due to numerous factors, including name recognition, product availability, customer service, store location and price. AutoZone competes in the aftermarket auto parts industry, which includes both the retail DIY and commercial do-it-for-me (“DIFM”) auto parts and products markets.

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

Trademarks and Patents

We have registered several service marks and trademarks in the United States Patent and Trademark Office as well as in certain other countries, including our service marks: “AutoZone,” “AutoZone Rewards,” “Get in the Zone,” “Parts Are Just Part of What We Do,” “ProVantage,” “The Best Parts in Auto Parts,” “Zone” and trademarks: “ALLDATA Collision,” “ALLDATA Manage,” “ALLDATA Mobile,” “ALLDATA Repair,” “ALLDATA Tech-Assist,” “AutoZone,” “AutoZone & Design,” “Duralast,” “Duralast Aero Blade,” “Duralast Flex Blade,” “Duralast Gold,” “Duralast Gold Cmax,” “Duralast GT,” “Duralast Platinum,” “Duralast ProPower,” “Duralast ProPower Plus,” “Duralast ProPower Ultra,” “Duralast ProPower AGM,” “Duralast Max,” “Econocraft,” “Loan-A-Tool,” “ProElite,” “ProElite & Design,” “SureBilt,” “TruGrade,” “Valucraft,” “V & Design” and “Z-net.” We believe that these service marks and trademarks are important components of our marketing and merchandising strategies.

Employees

As of August 29, 2020, we employed approximately 100,000 persons, approximately 60 percent of whom were employed full-time. About 91 percent of our AutoZoners were employed in stores or in direct field supervision, approximately 6 percent in distribution centers and approximately 3 percent in store support and other functions. Included in the above numbers are approximately 10,000 persons employed in our Mexico and Brazil operations.

We have never experienced any material labor disruption and believe that relations with our AutoZoners are good.

Seasonality

Our business is somewhat seasonal in nature, with the highest sales typically occurring in the spring and summer months of February through September, in which average weekly per-store sales historically have been about 10% to 25% higher than in the slower months of December and January. During short periods of time, a store’s sales can be affected by weather conditions. Extremely hot or extremely cold weather may enhance sales by causing parts to fail; thereby increasing sales of seasonal products. Mild or rainy weather tends to soften sales, as parts failure rates are lower in mild weather and elective maintenance is deferred during periods of rainy weather. Over the longer term, we believe the effects of weather balance out, as we have locations throughout the Americas.

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

William C. Rhodes, III, 55—Chairman, President and Chief Executive Officer, Customer Satisfaction

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

William T. Giles, 61—Chief Financial Officer and Executive Vice President – Finance, Information Technology and Store Development, Customer Satisfaction

William T. Giles was named Chief Financial Officer during May 2006 and has notified the Company of his intent to retire, effective December 31, 2020. He has also held other responsibilities at various times including Executive Vice President of Finance, Information Technology, ALLDATA and Store Development. From 1991 to May 2006, he held several positions with Linens N’ Things, Inc., most recently as the Executive Vice President and Chief Financial Officer. Prior to 1991, he was with Melville, Inc. and PricewaterhouseCoopers. Mr. Giles is a member of the Board of Directors for Brinker International.

Jamere Jackson, 51—Chief Financial Officer and Executive Vice President – Finance and Store Development-Elect, Customer Satisfaction

Jamere Jackson was named Executive Vice President and Chief Financial Officer-Elect on September 13, 2020 and Chief Financial Officer and Executive Vice President – Finance and Store Development effective January 1, 2021. Mr. Jackson served as Executive Vice President and Chief Financial Officer of Hertz Global Holdings, Inc., a worldwide rental company, since 2018. Hertz Global Holdings, Inc. filed Chapter 11 bankruptcy on May 22, 2020. From 2014 to 2018, Mr. Jackson served as Chief Financial Officer of Nielsen Holdings plc, an information, data and measurement company. Prior to 2014, Mr. Jackson held a variety of leadership roles at General Electric Company, including Vice President and Chief Financial Officer of a division of General Electric Oil and Gas. Mr. Jackson serves on the Board of Directors for Eli Lilly & Co. and Hibbett Sports, Inc.

Mark A. Finestone, 59—Executive Vice President – Merchandising, Supply Chain and Marketing, Customer Satisfaction

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

Thomas B. Newbern, 58—Executive Vice President – Store Operations, Commercial, Loss Prevention and ALLDATA, Customer Satisfaction

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

Philip B. Daniele, 51—Senior Vice President – Commercial, Customer Satisfaction

Philip B. Daniele was elected Senior Vice President – Commercial during November 2015. Prior to that, he was Vice President – Commercial since 2013 and Vice President – Merchandising from 2008 to 2013. Previously, he was Vice President – Store Operations from 2005 to 2008. From 1993 until 2008, Mr. Daniele served in various capacities within the Company.

Preston B. Frazer, 44—Senior Vice President – Store Operations, Customer Satisfaction

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

Ronald B. Griffin, 66—Senior Vice President and Chief Information Officer, Customer Satisfaction

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

William R. Hackney, 55—Senior Vice President – Merchandising, Customer Satisfaction
William R. Hackney was named Senior Vice President, Merchandising in October 2015 and has notified the Company of his intent to retire, effective December 31, 2020. His career with AutoZone began in 1983, and he has held several key management roles within the Company, including Vice President – Store Operations Support and Vice President – Merchandising.

Domingo J. Hurtado, 59—Senior Vice President – International, Customer Satisfaction

Domingo J. Hurtado Rodríguez was named Senior Vice President, International in September 2018. Prior to that, he was President, AutoZone de México. Mr. Hurtado has served in various capacities within the Company since 2001, which included leading the Company’s expansion into Mexico. Prior to 2001, he held different positions with RadioShack including Director General in Mexico and General Manager in Venezuela.

Mitchell C. Major, 51—Senior Vice President – Supply Chain, Customer Satisfaction

Mitchell C. Major was named Senior Vice President – Supply Chain in November 2018. Previously, he served as Vice President - Commercial Support since September 2016 and prior to that he held the title of President, ALLDATA. Mr. Major joined AutoZone in 2005. Prior to AutoZone, Mr. Major worked for Family Dollar, Inc.

Seong K. Ohm, 56—Senior Vice President – Merchandising, Customer Satisfaction

Seong K. Ohm was named Senior Vice President – Merchandising on October 26, 2020. Ms. Ohm served as the Group Commercial Development Officer for the Dairy Farm Group supporting development, sourcing, branding and packaging for private-label and exclusive brands in 7,000 retail outlets across 11 Southeast Asian countries. Ms. Ohm also was the Chief Commercial Officer for Home Plus, the second largest retailer in Korea and led their merchandising, sourcing and planning teams. Prior to these roles, she was Senior Vice President, General Merchandise Manager for both Walmart and Sam’s Club and Vice President/Divisional Merchandise Manager, Technology for Walmart Stores, Inc. Ms. Ohm began her career with General Electric in marketing, planning, brand management and strategy development.

Charlie Pleas, III, 55—Senior Vice President and Controller, Customer Satisfaction

Charlie Pleas, III, was elected Senior Vice President and Controller during 2007. Prior to that, he was Vice President and Controller since 2003. Previously, he was Vice President – Accounting since 2000, and Director of General Accounting since 1996. Prior to joining AutoZone, Mr. Pleas was a Division Controller with Fleming Companies, Inc. where he served in various capacities during his tenure from 1988 to 1996. Prior to 1988, he worked with Ernst & Young. Mr. Pleas is a member of the Board of Directors for Kirkland’s Inc.

Albert Saltiel, 56—Senior Vice President – Marketing and E-Commerce, Customer Satisfaction

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

Richard C. Smith, 56—Senior Vice President – Human Resources, Customer Satisfaction
Richard C. Smith was elected Senior Vice President – Human Resources in December 2015. He has been an AutoZoner since 1985, previously holding the position of Vice President of Stores since 1997. Prior thereto, he served in various capacities within the Company.

Kristen C. Wright, 44—Senior Vice President – General Counsel & Secretary, Customer Satisfaction

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

The ongoing outbreak of COVID-19 has been declared a pandemic by the World Health Organization, continues to spread within the United States and many other parts of the world and may have a material adverse effect on our business operations, financial condition, liquidity and cash flow.

As the outbreak of COVID-19 continues to grow both in the U.S. and globally, there has been significant volatility in financial market indices and the adoption of emergency legislation aimed to address the negative impacts of the pandemic. While sales were initially negatively impacted and we have incurred significant expenses, following the U.S. federal government stimulus, our sales rebounded, reaching record levels. We are unable to accurately predict the impact that COVID-19 will have on our business and financial condition due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, the likelihood of a resurgence of the outbreak, actions that may be taken by governmental authorities in response to the disease and unintended consequences of the foregoing. In particular, it is unclear what near-term and long-term impact these factors will have on the number of vehicle miles driven, traffic to our stores, as well as demand for our products from our retail and commercial customers. Continued business disruption caused by COVID-19 may require significant actions to mitigate the impact, including but not limited to employee furloughs, reductions in store hours and store closings as well as ongoing increases in expenses. Further, the continuing pandemic and related economic uncertainty may result in prolonged disruption to our business, additional negative impacts of which we are not currently aware and may also magnify other risks associated with our business and operations, including risks associated with sourcing quality merchandise domestically and outside the U.S.; our ability to promptly adjust inventory levels to meet fluctuations in customer demand; our ability to comply with complex and evolving laws and regulations related to customers’ and AutoZoners’ health and safety; our ability to open new store locations and expand or remodel existing stores; and our ability to hire and train qualified employees to address temporary or sustained labor shortages. Accordingly, the COVID-19 pandemic could have a material adverse effect on demand for our products, workforce availability and our results of operations, financial condition, liquidity and cash flows.

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

We also utilize promotions, advertising and our loyalty programs to drive customer traffic and compete more effectively, and we must regularly assess and adjust our efforts to address changes in the competitive marketplace. If we are unable to continue to manage readily-available inventory demand and competitive delivery options as well as develop successful competitive strategies, including the maintenance of effective promotions, advertising and loyalty programs, or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.

We may not be able to sustain our historic rate of sales growth.

We have increased our store count in the past five fiscal years, growing from 5,609 stores at August 29, 2015, to 6,549 stores at August 29, 2020, an average store increase per year of three percent. Additionally, we have increased annual revenues in the past five fiscal years from $10.187 billion in fiscal 2015 to $12.632 billion in fiscal 2020, an average increase per year of five percent. Annual revenue growth is driven by the opening of new stores, the development of new commercial programs and increases in same store sales. We open new stores only after evaluating customer buying trends and market demand/needs, all of which could be adversely affected by persistent unemployment, wage cuts, small business failures and microeconomic conditions unique to the automotive industry. Same store sales are impacted both by customer demand levels and by the prices we are able to charge for our products, which can also be negatively impacted by economic pressures. We cannot provide any assurance that we will continue to open stores at historical rates or continue to achieve increases in same store sales.

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

We believe that much of our brand value lies in the quality of the approximately 100,000 AutoZoners employed in our stores, distribution centers, store support centers and ALLDATA. Our workforce costs represent our largest operating expense, and our business is subject to employment laws and regulations, including requirements related to minimum wage, benefits and scheduling requirements. In addition, the implementation of potential regulatory changes relating to overtime exemptions and benefits for certain employees under federal and state laws could result in increased labor costs to our business and negatively impact our operating results. We cannot be assured that we can continue to hire, train and retain qualified employees at current wage rates since we operate in a competitive labor market, and there is a risk of market increases in compensation.

If we are unable to hire, properly train and retain qualified employees, we could experience higher employment costs, reduced sales, regulatory noncompliance, losses of customers and diminution of our brand or company culture, which could adversely affect our earnings. If we do not maintain competitive wages or benefit packages, our customer service could suffer due to a declining quality of our workforce or, alternatively, our earnings could decrease if we increase our wage rates. A violation or change in employment and labor laws (including changes in existing employment benefit programs such as health insurance) could have a material adverse effect on our results of operations, financial condition and cash flows.

Inability to acquire and provide quality merchandise at competitive prices could adversely affect our sales and results of operations.

We are dependent upon our domestic and international vendors continuing to supply us with quality merchandise at competitive prices and payment terms. If our merchandise offerings do not meet our customers’ expectations regarding quality and safety, we could experience lost sales, increased costs and exposure to legal and reputational risk. All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety and quality standards. Events that give rise to actual, potential or perceived product safety concerns could expose us to government enforcement action or private litigation and result in costly product recalls and other liabilities. To the extent our suppliers are subject to added government regulation of their product design and/or manufacturing processes, the cost of the merchandise we purchase may rise. In addition, negative customer perceptions regarding the safety or quality of the products we sell could cause our customers to seek alternative sources for their needs, resulting in lost sales. In those circumstances, it may be difficult and costly for us to rebuild our reputation and regain the confidence of our customers. Moreover, our vendors are impacted by global economic conditions. Credit market and other macroeconomic conditions, including disruption to the global supply chain, could have a material adverse effect on the ability of our suppliers to finance and operate their businesses, resulting in increased product costs and difficulties in meeting our inventory demands. If we experience transitions or changeover with any of our significant vendors, or if they experience financial difficulties or otherwise are unable to deliver merchandise to us on a timely basis, or at all, we could have product shortages in our stores that could adversely affect customers’ perceptions of us and cause us to lose customers and sales.

Risks associated with products sourced outside the U.S.

We directly imported approximately 13% of our purchases in fiscal 2020, but many of our domestic vendors directly import their products or components of their products. Changes to the price or flow of these goods for any reason, such as civil unrest or acts of war, currency fluctuations, disruptions in maritime lanes, port labor disputes and economic conditions and instability in the countries in which foreign suppliers are located, the financial instability of suppliers, failure to meet our standards, issues with labor practices of our suppliers or labor problems they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials to suppliers, increased import duties or tariffs, merchandise quality or safety issues, transport availability and cost, increases in wage rates and taxes, transport security, inflation and other factors relating to the suppliers and the countries in which they are located or from which they import, often are beyond our control and could adversely affect our operations and profitability. In addition, the foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, import limitations on certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade and port labor agreements are beyond our control. These and other factors, such as the COVID-19 pandemic, affecting our suppliers and our access to products could adversely affect our business and financial performance. As we or our domestic vendors increase our imports of merchandise from foreign vendors, the risks associated with these imports will also increase.

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

Our business, like that of most retailers and distributors, involves the receipt, storage and transmission of personal information about our customers, suppliers and AutoZoners, some of which is entrusted to third-party service providers and vendors. Failure to protect the security of our customers’, suppliers’, employees’ and Company information could subject us to costly regulatory enforcement actions, expose us to litigation and impair our reputation, which may have a negative impact on our sales. We consider information security to be a top priority and undertake cyber-security planning and activities throughout the Company. Senior management and the Board of Directors are actively engaged in cyber-security risk management. While we and our third-party service providers and vendors take significant steps to protect customer, supplier, employee and other confidential information, including maintaining compliance with payment card industry standards and a security program that includes updating technology and security policies, employee training and monitoring and routine testing of our systems, these security measures may be breached in the future due to cyber-attack, employee error, system compromises, fraud, trickery, hacking or other intentional or unintentional acts, and unauthorized parties may obtain access to this data. We believe that our preventative actions provide adequate measures of protection against security breaches and generally reduce our cyber-security risks. However, our business or our third party providers, with which we share sensitive information, may not discover a security breach or loss of information for a significant period after the security breach occurs. Failure to effectively respond to system compromises may undermine our security measures. The methods used to obtain unauthorized access are constantly evolving and may be difficult to anticipate or detect for long periods of time. To date, we have not experienced a material breach of cyber-security; however, our computer systems have been, and will likely continue to be, subjected to unauthorized access or phishing attempts, computer viruses, malware, ransomware or other malicious codes. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, compliance with these requirements could also result in significant additional costs. There can be no assurance that our security measures will prevent or limit the impact of a future incident. The cost to remediate damages to our systems suffered as a result of a cyber-attack could be significant.

We accept payments using a variety of methods, including cash, checks, credit, debit, electronic payments (such as PayPal, Apple Pay, etc.) and gift cards, and we may offer new payment options over time, which may have information security risk implications. As a retailer accepting debit and credit cards for payment, we are subject to various industry data protection standards and protocols, such as the American National Standards Institute encryption standards and payment network security operating guidelines and Payment Card Industry Data Security Standard. Even though we comply with these standards and protocols and other information security measures, we cannot be certain that the security measures we maintain to protect all of our information technology systems are able to prevent, contain or detect any cyber-attacks, cyber terrorism, or security breaches from known cyber-attacks or malware that may be developed in the future. We maintain insurance coverage that may protect us from certain cyber-attack claims; however, our insurance coverage may not be sufficient to cover significant losses in any particular situation.

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

We rely extensively on our information technology systems, some of which are managed or provided by third-party service providers, to manage inventory, communicate with customers, process transactions and summarize results. Our systems and the third-party systems we rely on are subject to damage or interruption from power outages, facility damage, physical theft, telecommunications failures, computer viruses, security breaches, malicious cyber-attacks, catastrophic events, and design or usage errors by our AutoZoners, contractors or third-party service providers. Although we and our third-party service providers work diligently to maintain our respective systems, we may not be successful in doing so.

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

We are in the process of developing and implementing various information systems, as well as modifying existing systems. These technological changes will require significant investment of human and financial resources, and we may experience significant delays, costs increases and other obstacles with these projects. Although we have invested significant resources during our planning, project management and training, implementation issues may arise which may disrupt our operations and negatively impact our business operations, financial condition and cash flows.

Business interruptions may negatively impact our location hours, operability of our computer and other systems, availability of merchandise and otherwise have a material negative effect on our sales and our business.

War or acts of terrorism, political or civil unrest, unusual weather conditions, hurricanes, tornadoes, windstorms, fires, earthquakes, floods, global health epidemics (such as COVID-19) and other natural or other disasters or the threat of any of them, may result in certain of our locations being closed for a period of time or permanently or have a negative impact on our ability to obtain merchandise available for sale in our locations. Some of our merchandise is imported from other countries. If imported goods become difficult or impossible to bring into the U.S., and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be negatively affected.

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

We are self-insured for certain costs associated with our operations and an increase in our insurance claims and expenses may have a material negative impact on us.

We are self-insured up to certain limits for workers’ compensation, employee group medical, general liability, product liability, property and automobile. The types and amounts of insurance may vary from time to time based on our decisions with respect to risk retention and regulatory requirements. Our reserves are established using historical trends and where appropriate, using a third party actuary, to estimate costs to settle reported claims and claims incurred but not yet reported. Estimated costs are subject to a variety of assumptions and other factors including the severity, duration and frequency of claims, legal costs associated with claims, healthcare trends and projected inflation of related factors. Material increases in the number of insurance claims, changes to healthcare costs, accident frequency and severity, legal expenses and other factors could result in unfavorable difference between actual self-insurance costs and our reserve estimates. As a result, our self-insurance costs could increase which may adversely affect our business, results of operations, financial condition and cash flows.

General Risk Factors

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

Our business, results of operations, financial condition and cash flows may be adversely affected by the adoption of new laws, changes to existing laws, increased enforcement activity or other governmental actions.

We are subject to numerous federal, state and local laws and regulations, many of which are complex, frequently revised and subject to varying interpretations. These include laws governing employment and labor, wage and hour, environmental matters, proper handling and disposal of hazardous materials and waste, healthcare, data privacy, cybersecurity, the pricing and sale of goods, import and export compliance and transportation and logistics, among others. These laws may differ substantially in the areas where we operate. Although we have implemented policies and procedures to help ensure compliance with these laws, there can be no certainty that our employees and third parties with whom we do business will not take actions in violation of our policies or applicable laws. If we fail to comply with these laws, rules and regulations, or the manner in which they are interpreted or applied, we may be subject to governmental enforcement action or private litigation resulting in monetary penalties, reputational harm and increased costs of regulatory compliance. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation could have an adverse impact, directly or indirectly, on our financial condition and results of operations. We may also be subject to investigations or audits by governmental authorities and regulatory agencies as a result of enforcing existing laws and regulations or changes in enforcement priorities, which can occur in the ordinary course of business or may result from increased scrutiny from a particular agency or toward a particular industry.

Our business, financial condition, results of operations and cash flows may be affected by litigation.

We are involved in lawsuits, regulatory investigations, governmental and other legal proceedings, arising out of the ordinary course of business. Such matters involve significant expense and divert management’s attention and resources from other matters. The damages sought against us in these proceedings may be material and may adversely affect our business, results of operations, financial condition and cash flows.

Significant changes in macroeconomic and geo-political factors could adversely affect our financial condition and results of operations.

Macroeconomic conditions impact both our customers and our suppliers. Job growth in the U.S. was stagnated and unemployment was at historically high levels during the Great Recession. While in recent years, the unemployment rate has improved to below pre-recession levels, unemployment has again reached historically high levels due to COVID-19. Moreover, the U.S. government continues to operate under historically large deficits and debt burden. Continued distress in global credit markets, business failures, inflation, foreign exchange rate fluctuations, significant geo-political conflicts, proposed or additional tariffs, continued volatility in energy prices, the impact of a public health crisis or pandemic (such as COVID-19) and other factors continue to affect the global economy. Moreover, rising energy prices could impact our merchandise distribution, commercial delivery, utility and product costs. It is unclear how such factors could impact our business in the short term. Over a longer period of time, these macroeconomic and geo-political conditions could adversely affect our sales growth, margins and overhead. These could adversely affect our financial condition and operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table reflects the square footage and number of leased and owned properties for our stores as of August 29, 2020:

	No. of	Store Square
	Stores	Footage
Leased	3,489	22,811,306
Owned	3,060	20,690,477
Total	6,549	43,501,783

We have approximately 5.9 million square feet in distribution centers servicing our stores, of which approximately 1.9 million square feet is leased and the remainder is owned. Our 12 distribution centers are located in Arizona, California, Florida, Georgia, Illinois, Ohio, Pennsylvania, Tennessee, Texas, Washington and two in Mexico. Our primary store support center is located in Memphis, Tennessee, and consists of approximately 320,000 square feet. We also have three additional store support centers located in Monterrey, Mexico; Chihuahua, Mexico and Sao Paulo, Brazil. Our International Sourcing Office is located in Shanghai, China. The ALLDATA headquarters in Elk Grove, California is leased, and we also own or lease other properties that are not material in the aggregate.

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

We have also voluntarily investigated and addressed potential vapor intrusion impacts in downgradient residences and businesses. The NJDEP has asserted, in a Directive and Notice to Insurers dated February 19, 2013 and again in an Amended Directive and Notice to Insurers dated January 13, 2014 (collectively the “Directives”), that we are liable for the downgradient impacts under a joint and severable liability theory. By letter dated April 23, 2015, NJDEP has demanded payment from us, and other parties, in the amount of approximately $296 thousand for costs incurred by NJDEP in connection with contamination downgradient of the property. By letter dated January 29, 2016, we were informed that NJDEP has filed a lien against the property in connection with approximately $355 thousand in costs incurred by NJDEP in connection with contamination downgradient of the property. We have contested, and will continue to contest, any such assertions due to the existence of other entities/sources of contamination, some of which are named in the Directives and the April 23, 2015 demand letter, in the area of the property. Pursuant to the Voluntary Remediation Agreement, upon completion of all remediation required by the agreement, we believe we should be eligible to be reimbursed up to 75% of qualified remediation costs by the State of New Jersey. We have asked the state for clarification that the agreement applies to off-site work. Although the aggregate amount of additional costs that we may incur pursuant to the remediation cannot currently be ascertained, we do not currently believe that fulfillment of our obligations under the agreement or otherwise will result in costs that are material to our financial condition, results of operations or cash flows.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “AZO.” On October 19, 2020, there were 2,021 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.

We currently do not pay a dividend on our common stock. Our ability to pay dividends is subject to limitations imposed by Nevada law. Any future payment of dividends would be dependent upon our financial condition, capital requirements, earnings and cash flow.

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on October 7, 2019, to increase the repurchase authorization by $1.250 billion, bringing total value of authorized share repurchases to $23.15 billion.

During fiscal 2020, we temporarily ceased share repurchases under our share repurchase program to conserve liquidity in response to the uncertainty related to COVID-19. While we have restarted share repurchases during the first quarter of fiscal year 2021, we will continue to evaluate current and expected business conditions and adjust the level of share repurchases under our share repurchase program as we deem appropriate.

The Company did not purchase any shares during the quarter ended August 29, 2020.

The Company also repurchased, at market value, an additional 8,287, 17,201 and 11,816 shares in fiscal years 2020, 2019 and 2018, respectively, from employees electing to sell their stock under the Company’s Sixth Amended and Restated Employee Stock Purchase Plan (the “Employee Plan”), qualified under Section 423 of the Internal Revenue Code, under which all eligible employees may purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the Employee Plan, 10,525, 11,011 and 14,523 shares were sold to employees in fiscal 2020, 2019 and 2018, respectively. At August 29, 2020, 142,241 shares of common stock were reserved for future issuance under the Employee Plan.

Once executives have reached the maximum purchases under the Employee Plan, the Sixth Amended and Restated Executive Stock Purchase Plan (the “Executive Plan”) permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases by executives under the Executive Plan were 1,204, 1,483 and 1,840 shares in fiscal 2020, 2019 and 2018, respectively. At August 29, 2020, 235,361 shares of common stock were reserved for future issuance under the Executive Plan.

Stock Performance Graph

The graph below presents changes in the value of AutoZone’s stock as compared to Standard & Poor’s 500 Composite Index (“S&P 500”) and to Standard & Poor’s Retail Index (“S&P Retail Index”) for the five-year period beginning August 29, 2015 and ending August 29, 2020.

300%
250%
200%
150%
100%
50%
0%
-50%
Aug-15
Aug-16
Aug-17
Aug-18
Aug-19
Aug-20
AutoZone
S&P 500
S&P Retail Index

Item 6. Selected Financial Data

	Fiscal Year Ended August
(in thousands, except per share data, same store sales and selected operating data)	2020(1)	2019(2)	2018(3)	2017	2016

Income Statement Data
Net sales	$12,631,967	$11,863,743	$11,221,077	$10,888,676	$10,635,676
Cost of sales, including warehouse and delivery expenses	5,861,214	5,498,742	5,247,331	5,149,056	5,026,940
Gross profit	6,770,753	6,365,001	5,973,746	5,739,620	5,608,736
Operating, selling, general and administrative expenses	4,353,074	4,148,864	4,162,890	3,659,551	3,548,341
Operating profit	2,417,679	2,216,137	1,810,856	2,080,069	2,060,395
Interest expense, net	201,165	184,804	174,527	154,580	147,681
Income before income taxes	2,216,514	2,031,333	1,636,329	1,925,489	1,912,714
Income tax expense(4)	483,542	414,112	298,793	644,620	671,707
Net income(4)	$1,732,972	$1,617,221	$1,337,536	$1,280,869	$1,241,007
Diluted earnings per share(4)	$71.93	$63.43	$48.77	$44.07	$40.70
Weighted average shares for diluted earnings per share(4)	24,093	25,498	27,424	29,065	30,488
Same Store Sales
Increase in domestic comparable store net sales(5)	7.4%	3.0%	1.8%	0.5%	2.4%
Balance Sheet Data
Current assets	$6,811,872	$5,028,685	$4,635,869	$4,611,255	$4,239,573
Operating lease right-of-use assets(6)	2,581,677	—	—	—	—
Working capital (deficit)	528,781	(483,456)	(392,812)	(155,046)	(450,747)
Total assets	14,423,872	9,895,913	9,346,980	9,259,781	8,599,787
Current liabilities	6,283,091	5,512,141	5,028,681	4,766,301	4,690,320
Debt	5,513,371	5,206,344	5,005,930	5,081,238	4,924,119
Finance lease liabilities, less current portion(6)	155,855	123,659	102,013	102,322	102,451
Operating lease liabilities, less current portion(6)	2,501,560	—	—	—	—
Stockholders’ deficit	(877,977)	(1,713,851)	(1,520,355)	(1,428,377)	(1,787,538)
Selected Operating Data
Number of locations at beginning of year	6,411	6,202	6,029	5,814	5,609
Sold locations(7)	—	—	26	—	—
New locations	138	209	201	215	205
Closed locations	—	—	2	—	—
Net new locations	138	209	199	215	205
Relocated locations	5	2	7	5	6
Number of locations at end of year	6,549	6,411	6,202	6,029	5,814
AutoZone domestic commercial programs	5,007	4,893	4,741	4,592	4,390
Inventory per location (in thousands)	$683	$674	$636	$644	$625
Total AutoZone store square footage (in thousands)	43,502	42,526	41,066	39,684	38,198
Average square footage per AutoZone store	6,643	6,633	6,621	6,611	6,600
Increase in AutoZone store square footage	2.3%	3.6%	3.5%	3.9%	3.8%
Average net sales per AutoZone store (in thousands)	$1,914	$1,847	$1,778	$1,756	$1,773
Net sales per AutoZone store average square foot	$288	$279	$269	$266	$269
Total employees at end of year (in thousands)	100	96	89	87	84
Inventory turnover(8)	1.3x	1.3x	1.3x	1.4x	1.4x
Accounts payable to inventory ratio	115.3%	112.6%	111.8%	107.4%	112.8%
After-tax return on invested capital(9)	38.1%	35.7%	32.1%	29.9%	31.3%
Adjusted debt to EBITDAR(10)	1.9	2.5	2.5	2.6	2.5
Net cash provided by operating activities (in thousands)(4)	$2,720,108	$2,128,513	$2,080,292	$1,570,612	$1,641,060
Cash flow before share repurchases and changes in debt (in thousands)(11)	$2,185,418	$1,758,672	$1,596,367	$1,017,585	$1,166,987
Share repurchases (in thousands)(12)	$930,903	$2,004,896	$1,592,013	$1,071,649	$1,452,462
Number of shares repurchased (in thousands)(12)	826	2,182	2,398	1,495	1,903

(1)  The 52 weeks ended August 29, 2020 was negatively impacted by the charges for additional Emergency-Time Off ("ETO") benefit enhancement for eligible part-time and full-time hourly employees and other expenses in response to COVID-19 of $83.9 million (pre-tax), recognized in the third and fourth quarters.
(2)  The fiscal year ended August 31, 2019 consisted of 53 weeks.
(3)  Fiscal 2018 was negatively impacted by pension termination charges of $130.3 million (pre-tax) recognized in the fourth quarter and asset impairments of $193.2 million (pre-tax) recognized in the second quarter of fiscal 2018. See “Note L – Pension and Savings Plans” and “Note M – Sale of Assets” of the Notes to Consolidated Financial Statements for more information. Fiscal 2018 also includes a benefit to net income related to the Tax Cuts and Jobs Act (“Tax Reform”). See “Note D – Income Taxes” of the Notes to Consolidated Financial Statements for more information.
(4)  Fiscal 2020, 2019, 2018 and 2017 include excess tax benefits from stock option exercises of $20.9 million, $46.0 million, $31.3 million and $31.2 million, respectively, related to the adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting. The Company adopted ASU 2016-09 effective August 28, 2016 and applied the recognition of excess tax deficiencies and tax benefits in the income statement on a prospective basis. Income tax expense, net income and diluted earnings per share amounts presented for prior periods were not restated. The Company applied ASU 2016-09 relating to the presentation of the excess tax benefits on the Consolidated Statements of Cash Flows retrospectively. Prior period amounts for net cash provided by operating activities for all years presented above were restated to conform to the current period presentation.
(5)  The domestic comparable sales increases are based on sales for all AutoZone domestic stores open at least one year. Same store sales are computed on a 52-week basis. Relocated stores are included in the same store sales computation based on the year the original store was opened. Closed store sales are included in the same store sales computation up to the week it closes, and excluded from the computation for all periods subsequent to closing. All sales through our www.autozone.com website, including consumer direct ship-to-home sales, are also included in the computation.
(6)  The Company adopted ASU 2016-02, Leases (Topic 842), beginning with its first quarter ended November 23, 2019 which resulted in the Company recognizing a right-of-use asset (“ROU asset”) and a corresponding lease liability on the balance sheet. See “Note A – Significant Accounting Policies”.
(7)  26 IMC branches were sold on April 4, 2018. See “Note M – Sale of Assets” of the Notes to Consolidated Financial Statements for more information.
(8)  Inventory turnover is calculated as cost of sales divided by the average merchandise inventory balance over the trailing 5 quarters.
(9)  After-tax return on invested capital is defined as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize leases). For fiscal 2020, average debt is presented net of excess cash of $374.2 million. For fiscal 2019, after-tax operating profit was adjusted for the impact of the average revaluation of deferred tax liabilities, net of repatriation tax. For fiscal 2018, after-tax operating profit was adjusted for impairment charges, pension termination charges and the impact of the revaluation of deferred tax liabilities, net of repatriation tax. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(10) Adjusted debt to EBITDAR is defined as the sum of total debt, finance lease obligations and annual rents times six; divided by net income plus interest, taxes, depreciation, amortization, rent and share-based compensation expense. For Fiscal 2020, adjusted debt is presented net of excess cash of $1.6 billion. For fiscal 2018, net income was adjusted for impairment charges and pension termination charges before tax impact. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(11) Cash flow before share repurchases and changes in debt is defined as the change in cash and cash equivalents less the change in debt plus treasury stock purchases. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(12) During the third quarter of fiscal 2020, the Company temporarily ceased share repurchases under the share repurchase program in response to COVID-19.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are the leading retailer, and a leading distributor, of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at August 29, 2020, operated 5,885 stores in the U.S., 621 stores in Mexico and 43 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 29, 2020, in 5,007 of our domestic stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in all stores in Mexico and Brazil. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services.

COVID-19 Impact

The outbreak of a novel strain of the coronavirus (“COVID-19”), which was declared a global pandemic on March 11, 2020 by the World Health Organization, has led to adverse impacts on the national and global economy. We have been able to keep our stores open and operating in the U.S. Initially, we reduced the hours of operation in most stores, but subsequently have returned to more normal operating hours. We have also taken numerous measures to ensure the health, safety and well-being of our customers and employees. We provided new Emergency Time-Off benefit enhancements for both full-time and part-time eligible hourly employees in the U.S. We invested in supplies for the protection of our employees and customers, increased the frequency of cleaning and disinfecting, and introduced new service options for customers, such as curbside pickup, among other things. These expanded benefits, supply costs and other COVID-19 related costs resulted in approximately $83.9 million of expense included in Operating, selling, general and administrative expenses in the Condensed Consolidated Statements of Income for the year ended August 29, 2020.

In March 2020, we issued $1.250 billion in Senior Notes and closed on a new 364-day Senior unsecured revolving credit facility to strengthen our financial position and our ability to be responsive during this ever-changing environment. We have also experienced challenges in recruiting and hiring employees in certain of our retail stores and distribution centers.

While sales were initially negatively impacted, they have since increased to record levels. However, we are unable to accurately predict the impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities intended to minimize the spread of the pandemic or to stimulate the economy or other unintended consequences. Accordingly, continued business disruption related to the COVID-19 outbreak may continue to cause significant fluctuations in our business, unusually impacting demand for our products, our store hours and our workforce availability and magnify risks associated with sourcing quality merchandise domestically and outside the U.S. at competitive prices, some of which would adversely impact our business and results of operations. Further, a resurgence of the outbreak or other unforeseen developments may impede our ability to complete construction and open new stores at our desired pace.

Our business is impacted by various factors within the economy that affect both our consumer and our industry, including but not limited to fuel costs, wage rates and other economic conditions, including for fiscal 2020, COVID-19. Given the nature of these macroeconomic factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

Executive Summary

For fiscal 2020, we achieved record net income of $1.733 billion, a 7.2% increase over the prior year, and sales growth of $768.2 million, a 6.5% increase over the prior year. Domestic commercial sales increased 6.4%, which represents 21.6% of our total sales. Fiscal 2020 consisted of 52 weeks whereas fiscal 2019 consisted of 53 weeks. Both our retail sales and commercial sales grew this past year as we continue to make progress on our initiatives that are aimed at improving our ability to say “Yes” to our customers more frequently, drive traffic to our stores and accelerate our commercial growth.

Our business is impacted by various factors within the economy that affect both our consumer and our industry, including but not limited to fuel costs, wage rates and other economic conditions, including for fiscal 2020, the effects of, and responses to, COVID-19. Given the nature of these macroeconomic factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

One macroeconomic factor affecting our customers and our industry during fiscal 2020 was gas prices. During fiscal 2020, the average price per gallon of unleaded gasoline in the U.S. was $2.32 per gallon, compared to $2.63 per gallon during fiscal 2019. We believe fluctuations in gas prices impact our customers’ level of disposable income. With approximately 12 billion gallons of unleaded gas consumption each month across the U.S., each $1 decrease at the pump contributes approximately $12 billion of additional spending capacity to consumers each month. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

We have also experienced continued accelerated pressure on wages in the U.S. during fiscal 2020. Some of this is attributed to regulatory changes in certain states and municipalities, while the larger portion is being driven by general market pressures and some specific actions taken in recent years by other retailers. The regulatory changes are expected to continue, as evidenced by the areas that have passed legislation to increase employees’ wages substantially over the next few years, but we are still assessing to what degree these changes will impact our earnings growth in future periods.

During fiscal 2020, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 84% of total sales, with failure related categories continuing to comprise our largest set of categories. While we have not experienced any fundamental shifts in our category sales mix as compared to previous years, in our domestic stores we did experience a slight increase in mix of sales of the discretionary category as compared to last year. We believe the improvement in this sales category resulted from the pandemic as many of our customers had more time to work on projects. The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road.

Miles Driven

We believe that as the number of miles driven increases, consumers’ vehicles are more likely to need service and maintenance, resulting in an increase in the need for automotive hard parts and maintenance items. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen certain time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including macroeconomic factors and the number of seven year old or older vehicles on the road. Since the beginning of the fiscal year and through July 2020 (latest publicly available information), miles driven in the U.S. decreased by 8.8% compared to the same period in the prior year. We believe this decrease is a result of the pandemic, but we are unable to predict if this decline will continue and are uncertain if it continues the impact it will have to our business.

Seven Year Old or Older Vehicles

New vehicles sales decreased 0.8% during 2020 as compared to the prior calendar year. We estimate vehicles are driven an average of approximately 12,500 miles each year. In seven years, the average miles driven equates to approximately 87,500 miles. Our experience is that at this point in a vehicle’s life, most vehicles are not covered by warranties and increased maintenance is needed to keep the vehicle operating.

According to the latest data provided by the Auto Care Association, as of January 1, 2020, the average age of vehicles on the road was 11.9 years. For the ninth consecutive year, the average age of vehicles has exceeded 11 years.

We expect the aging vehicle population to continue to increase as consumers keep their cars longer in an effort to save money. As the number of seven year old or older vehicles on the road increases, we expect an increase in demand for the products we sell.

Results of Operations

Fiscal 2020 Compared with Fiscal 2019

For the fiscal year ended August 29, 2020, we reported net sales of $12.632 billion compared with $11.864 billion for the year ended August 31, 2019, a 6.5% increase from fiscal 2019. This growth was driven primarily by a domestic same store sales increase of 7.4% and net sales of $244.7 million from new stores. Same store sales are computed on a 52-week basis. Domestic commercial sales increased $164.9 million, or 6.4%, over domestic commercial sales for fiscal 2019.

At August 29, 2020, we operated 5,885 domestic stores, 621 in Mexico and 43 in Brazil, compared with 5,772 domestic stores, 604 in Mexico and 35 in Brazil at August 31, 2019. We reported a total auto parts segment (domestic, Mexico and Brazil) sales increase of 6.5% for fiscal 2020.

Gross profit for fiscal 2020 was $6.771 billion, or 53.6% of net sales, a 5 basis point decrease compared with $6.365 billion, or 53.7% of net sales for fiscal 2019. The decrease in gross margin was primarily attributable to lower merchandise margins driven primarily by a shift in mix.

Operating, selling, general and administrative expenses for fiscal 2020 increased to $4.353 billion, or 34.5% of net sales, from $4.149 billion, or 35.0% of net sales for fiscal 2019. The decrease in operating expenses, as a percentage of sales, was primarily due to leverage from higher sales growth, partially offset by $83.9 million of costs incurred in response to COVID-19.

Interest expense, net for fiscal 2020 was $201.2 million compared with $184.8 million during fiscal 2019. This increase was primarily due to higher debt levels. Average borrowings for fiscal 2020 were $5.393 billion, compared with $5.097 billion for fiscal 2019. Weighted average borrowing rates were 3.3% for fiscal 2020 and 3.2% for fiscal 2019.

Our effective income tax rate was 21.8% of pre-tax income for fiscal 2020 compared to 20.4% for fiscal 2019. The increase in the tax rate was primarily attributable to a reduced benefit from stock options exercised during fiscal 2020 compared to fiscal 2019. The benefit of stock options exercised for fiscal 2020 was $20.9 million compared to $46.0 million for fiscal 2019 (see “Note D – Income Taxes” in the Notes to Consolidated Financial Statements).

Net income for fiscal 2020 increased by 7.2% to $1.733 billion, and diluted earnings per share increased 13.4% to $71.93 from $63.43 in fiscal 2019. Net income and diluted earnings per share for fiscal 2019 benefitted from an additional week of sales. The impact on the fiscal 2020 diluted earnings per share from stock repurchases was an increase of $1.59.

Fiscal 2019 Compared with Fiscal 2018

A discussion of changes in our results of operations from fiscal 2018 to fiscal 2019 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended August 31, 2019, filed with the SEC on October 28, 2019, which is available free of charge on the SECs website at www.sec.gov and at www.autozone.com, by clicking “Investor Relations” located at the bottom of the page.

Quarterly Periods

Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consisted of 16 weeks in 2020, 17 weeks in 2019 and 16 weeks in 2018. Because the fourth quarter contains seasonally high sales volume and consists of 16 or 17 weeks, compared with 12 weeks for each of the first three quarters, our fourth quarter represents a disproportionate share of our annual net sales and net income. The fourth quarter of fiscal year 2020 represented 36.0% of annual sales and 42.7% of net income; the fourth quarter of fiscal year 2019 represented 33.6% of annual sales and 35.0% of net income; and the fourth quarter of fiscal year 2018 represented 31.7% of annual sales and 29.9% of net income.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law. Tax Reform significantly revises the U.S. federal corporate income tax by, among other things, lowering the statutory federal corporate rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries, and changing how foreign earnings are subject to U.S. federal tax. Also, in December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when the registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of Tax Reform.

During the year ended August 25, 2018, we recorded provisional tax benefit of $131.5 million related to Tax Reform, comprised of $157.3 million remeasurement of its net Deferred Tax Asset (“DTA”), offset by $25.8 million of transition tax. During the year ended August 31, 2019, we completed our analysis of Tax Reform and recorded adjustments to the previously-recorded provisional amounts, resulting in an $8.8 million tax benefit, primarily related to transition tax on accumulated earnings of foreign subsidiaries.

Beginning with the year ending August 31, 2019, we are subject to a new tax on global intangible low-taxed income (“GILTI”) that is imposed on foreign earnings. We have made the election to record this tax as a period cost and therefore, have not adjusted the deferred tax assets or liabilities of our foreign subsidiaries for the new tax. Net impacts for GILTI are included in the provision for income taxes for the years ended August 29, 2020 and August 31, 2019.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. Net cash provided by operating activities was $2.720 billion in 2020, $2.129 billion in 2019 and $2.080 billion in 2018. Cash flows from operations are favorable compared to last year primarily due to growth in net income due to accelerated sales growth as a result of the pandemic.

Our net cash flows used in investing activities were $497.9 million in fiscal 2020, $491.8 million in fiscal 2019 and $521.9 million in fiscal 2018. The increase in net cash used in investing activities in fiscal 2020, compared to fiscal 2019, was the result of an investment in a tax credit equity investment, partially offset by a decrease in capital expenditures. We invested $457.7 million in capital assets in fiscal 2020, $496.1 million in fiscal 2019 and $521.8 million in fiscal 2018. We had 138 new location openings for fiscal 2020, 209 for fiscal 2019 and 201 for fiscal 2018. The decrease in capital expenditures from fiscal 2019 to fiscal 2020 was attributable to delayed store openings in response to COVID-19. We invest a portion of our assets held by our wholly owned insurance captive in marketable debt securities. We purchased $90.9 million in marketable debt securities in fiscal 2020, $55.5 million in fiscal 2019 and $104.5 million in fiscal 2018. We had proceeds from the sale of marketable debt securities of $84.2 million in fiscal 2020, $53.1 million in fiscal 2019 and $69.6 million in fiscal 2018.

Net cash used in financing activities was $643.6 million in fiscal 2020, $1.674 billion in fiscal 2019 and $1.632 billion in fiscal 2018. The net cash used in financing activities reflected purchases of treasury stock, which totaled $930.9 million for fiscal 2020, $2.005 billion for fiscal 2019 and $1.592 billion for fiscal 2018. The decrease in purchases of treasury stock for fiscal 2020 was due to the temporary suspension of the share repurchase program in order to conserve liquidity in response to the uncertainty related to COVID-19. The treasury stock purchases in fiscal 2020, 2019 and 2018 were primarily funded by cash flows from operations. The Company issued $1.850 billion of new debt in 2020, $750 million in fiscal 2019 and none in fiscal 2018. In fiscal 2020 the proceeds from the issuance of debt were used for general corporate purposes, repayment of our outstanding commercial paper and repayment of our $500 million Senior Notes due in November 2020 which were callable at par in August 2020 . In fiscal 2019 the proceeds from the issuance of debt were used to repay a portion of our outstanding commercial paper borrowings, our $250 million Senior Notes due in April 2019 and for general corporate purposes. In fiscal 2018, we used commercial paper borrowings to repay our $250 million Senior Notes due in August 2018.

In fiscal 2020, we made net repayments of commercial paper and short term borrowings in the amount of $1.030 billion. Net repayments of commercial paper and short term borrowings for fiscal 2019 were $295.3 million and net proceeds from the issuance of commercial paper and short-term borrowings for fiscal 2018 were $170.2 million.

During fiscal 2021, we expect to increase the investment in our business as compared to fiscal 2020. The expected increase is driven by delays in capital spending for the third and fourth quarter of fiscal 2020 related to COVID-19. Our investments are expected to be directed primarily to new locations, supply chain infrastructure, enhancements to existing locations and investments in technology. The amount of investments in our new locations is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the United States, Mexico or Brazil, or located in urban or rural areas. During fiscal 2020, 2019 and 2018 our capital expenditures decreased from the prior fiscal year by approximately 8%, 5% and 6%, respectively.

In addition to building and land costs, our new locations require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in arrangements with financial institutions whereby they factor their AutoZone receivables, allowing them to receive early payment from the financial institution on our invoices at a discounted rate. The terms of these agreements are between the vendor and the financial institution. Upon request from the vendor, we confirm to the vendor’s financial institution the balances owed to the vendor, the due date and agree to waive any right of offset to the confirmed balances. A downgrade in our credit or changes in the financial markets may limit the financial institutions’ willingness to participate in these arrangements, which may result in the vendor wanting to renegotiate payment terms. A reduction in payment terms would increase the working capital required to fund future inventory investments. Extended payment terms from our vendors have allowed us to continue our high accounts payable to inventory ratio. We had an accounts payable to inventory ratio of 115.3% at August 29, 2020 and 112.6% at August 31, 2019. The increase from fiscal 2019 was primarily due to accelerated sales growth.

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

Our cash balances are held in various locations around the world. As of August 29, 2020, and August 31, 2019, cash and cash equivalents of $62.4 million and $49.9 million, respectively, were held outside of the U.S. and were generally utilized to support the liquidity needs in our foreign operations.

For the fiscal year ended August 29, 2020, our after-tax return on invested capital (“ROIC”) was 38.1% as compared to 35.7% for the comparable prior year period. ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). For fiscal 2020, ROIC was presented net of average excess cash of $374.2 million. For fiscal 2019, after-tax operating profit was adjusted for the Tax Reform’s impact on the revaluation of deferred tax liabilities, net of the repatriation tax. We use ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Debt Facilities

We entered into a Master Extension, New Commitment and Amendment Agreement dated as of November 18, 2017 (the “Extension Amendment”) to the Third Amended and Restated Credit Agreement dated as of November 18, 2016, as amended, modified, extended or restated from time to time (the “Revolving Credit Agreement”). Under the Extension Amendment: (i) our borrowing capacity under the Revolving Credit Agreement was increased from $1.6 billion to $2.0 billion; (ii) the maximum borrowing under the Revolving Credit Agreement may, at our option, subject to lenders approval, be increased from $2.0 billion to $2.4 billion; (iii) the termination date of the Revolving Credit Agreement was extended from November 18, 2021 until November 18, 2022; and (iv) we have the option to make one additional written request of the lenders to extend the termination date then in effect for an additional year. Under the Revolving Credit Agreement, we may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the Revolving Credit Agreement, depending upon our senior, unsecured, (non-credit enhanced) long-term debt ratings. Interest accrues on base rate loans as defined in the Revolving Credit Agreement.

On April 3, 2020, we entered into a 364-Day Credit Agreement (the “364-Day Credit Agreement”) to augment our access to liquidity due to current macroeconomic conditions, specifically the pandemic, and supplement our existing Revolving Credit Agreement. The 364-Day Credit Agreement provides for loans in the aggregate principal amount of up to $750 million. The 364-Day Credit Agreement will terminate, and all amounts borrowed under the 364-Day Credit Agreement will be due and payable, on April 2, 2021. Revolving loans under the 364-Day Credit Agreement may be base rate loans, Eurodollar loans, or a combination of both, at our election.

As of August 29, 2020, we had no outstanding borrowings under each of our revolving credit agreements and had $1.7 million of outstanding letters of credit under the Revolving Credit Agreement.

Under our revolving credit agreements, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances.

The Revolving Credit Agreement requires that our consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.5:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. Our consolidated interest coverage ratio as of August 29, 2020 was 6.1:1.

As of August 29, 2020, the $250 million 2.500% Senior Notes due April 2021 are classified as long-term in the accompanying Consolidated Balance Sheets as we have the ability and intent to refinance them on a long-term basis through available capacity in our revolving credit agreements. As of August 29, 2020, we had $2.748 billion of availability, before giving effect to commercial paper borrowings, under our $2.750 billion revolving credit agreements which would allow us to replace these short-term obligations with long-term financing facilities.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of August 29, 2020, we had $25.0 million in letters of credit outstanding under the letter of credit facility which expires in June 2022.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $220.3 million in letters of credit outstanding as of August 29, 2020. These letters of credit have various maturity dates and were issued on an uncommitted basis.

On August 14, 2020, we issued $600 million in 1.650% Senior Notes due January 2031 under our automatic shelf registration statement on Form S-3, filed with the SEC on April 4, 2019 (File No. 333-230719) (the “2019 Shelf Registration”). The 2019 Shelf Registration allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. Proceeds from the debt issuance were used for general corporate purposes, including the repayment of the $500 million in 4.000% Senior Notes due in November 2020 that were callable at par in August 2020.

On March 30, 2020, we issued $500 million in 3.625% Senior Notes due April 2025 and $750 million in 4.000% Senior Notes due April 2030 under the 2019 Shelf Registration. Proceeds from the debt issuance were used to repay a portion of the outstanding commercial paper borrowings and for other general corporate purposes.

On April 18, 2019, we issued $300 million in 3.125% Senior Notes due April 2024 and $450 million in 3.750% Senior Notes due April 2029 under the 2019 Shelf Registration. Proceeds from the debt issuance were used to repay a portion of our outstanding commercial paper borrowings, the $250 million in 1.625% Senior Notes due in April 2019 and for other general corporate purposes.

All Senior Notes are subject to an interest rate adjustment if the debt ratings assigned are downgraded (as defined in the agreements). Further, the Senior Notes contain a provision that repayment may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our Senior Notes contain minimal covenants, primarily restrictions on liens, sale and leaseback transactions and consolidations, mergers and the sale of assets. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs.

As of August 29, 2020, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

For the fiscal year ended August 29, 2020, our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 1.9:1 as compared to 2.5:1 as of the comparable prior year end. We calculate adjusted debt as the sum of total debt, finance lease liabilities and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based compensation expense to net income. For fiscal 2020, debt was presented net of excess cash, which ended the year at $1.6 billion. We target our debt levels to a specified ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings and believe this is important information for the management of our debt levels.

To the extent EBITDAR continues to grow in future years, we expect our debt levels to increase; conversely, if EBITDAR declines, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors (the “Board”). On October 7, 2019, the Board voted to authorize the repurchase of an additional $1.25 billion of our common stock in connection with our ongoing share repurchase program. Since the inception of the repurchase program in 1998, the Board has authorized $23.15 billion in share repurchases. From January 1998 to August 29, 2020, we have repurchased a total of 147.7 million shares at an aggregate cost of $22.354 billion. We repurchased 826 thousand shares of common stock at an aggregate cost of $930.9 million during fiscal 2020, 2.2 million shares of common stock at an aggregate cost of $2.005 billion during fiscal 2019 and 2.4 million shares of common stock at an aggregate cost of $1.592 billion during fiscal 2018. The decrease in purchases of treasury stock for fiscal 2020 was due to the temporary suspension of the share repurchase program in order to preserve cash as a result of the uncertainty related to the pandemic. Considering cumulative repurchases as of August 29, 2020, we had $795.9 million remaining under the Board’s authorization to repurchase our common stock.

For the fiscal year ended August 29, 2020, cash flow before share repurchases and changes in debt was $2.185 billion as compared to $1.759 billion during the comparable prior year period. Cash flow before share repurchases and changes in debt is calculated as the net increase or decrease in cash and cash equivalents less net increases or decreases in debt plus share repurchases. We use cash flow before share repurchases and changes in debt to calculate the cash flows remaining and available. We believe this is important information regarding our allocation of available capital where we prioritize investments in the business and utilize the remaining funds to repurchase shares, while maintaining debt levels that support our investment grade credit ratings. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

During fiscal 2020, we temporarily ceased share repurchases under our share repurchase program to conserve liquidity in response to the uncertainty related to COVID-19. While we have restarted share repurchases during the first quarter of fiscal year 2021, we will continue to evaluate current and expected business conditions and adjust the level of share repurchases under our share repurchase program as we deem appropriate.

Subsequent to August 29, 2020, we have repurchased 269,795 shares of common stock at an aggregate cost of $314.4 million. Considering the cumulative repurchases subsequent to August 29, 2020, we have $481.5 million remaining under the Board’s authorization to repurchase its common stock.

Financial Commitments

The following table shows our significant contractual obligations as of August 29, 2020:

	Total	Payment Due by Period
	Contractual	Less than	Between	Between	Over
(in thousands)	Obligations	1 year	1‑3 years	3‑5 years	5 years

Debt(1)	$5,550,000	$250,000	$1,300,000	$1,200,000	$2,800,000
Interest payments(2)	1,093,138	181,275	327,238	255,175	329,450
Operating leases(3)	3,534,369	302,890	632,719	543,395	2,055,365
Finance leases(4)	251,380	69,013	102,565	35,037	44,765
Self-insurance reserves(5)	249,273	87,209	85,529	36,532	40,003
Construction commitments	50,863	50,863	—	—	—
	$10,729,023	$941,250	$2,448,051	$2,070,139	$5,269,583

(1)	Debt balances represent principal maturities, excluding interest, discounts, and debt issuance costs.
(2)	Represents obligations for interest payments on long-term debt.
(3)	We adopted ASU 2016-02, Leases (Topic 842), beginning with our first quarter ended November 23, 2019 which resulted in us recognizing a right-of-use asset (“ROU asset”) and a corresponding lease liability on the balance sheet. See “Note A – Significant Accounting Policies” of Item 8.
(4)	Finance lease obligations include related interest.

(5)	Self-insurance reserves reflect estimates based on actuarial calculations and are presented net of insurance receivables. Although these obligations do not have scheduled maturities, the timing of future payments are predictable based upon historical patterns. Accordingly, we reflect the net present value of these obligations in our Consolidated Balance Sheets.

Our tax liability for uncertain tax positions, including interest and penalties, was $23.0 million at August 29, 2020. Approximately $2.0 million is classified as current liabilities and $21.0 million is classified as long-term liabilities. We did not reflect these obligations in the table above as we are unable to make an estimate of the timing of payments of the long-term liabilities due to uncertainties in the timing and amounts of the settlement of these tax positions.

Off-Balance Sheet Arrangements

The following table reflects outstanding letters of credit and surety bonds as of August 29, 2020:

Total
Other
(in thousands)	Commitments

Standby letters of credit	$246,921
Surety bonds	56,655
$303,576

A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover reimbursement obligations to our workers’ compensation carriers.

There are no additional contingent liabilities associated with these instruments as the underlying liabilities are already reflected in our Consolidated Balance Sheets. The standby letters of credit and surety bond arrangements expire within one year but have automatic renewal clauses.

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

Reconciliation of Non-GAAP Financial Measure: Cash Flow Before Share Repurchases and Changes in Debt

The following table reconciles net increase (decrease) in cash and cash equivalents to cash flow before share repurchases and changes in debt, which is presented in “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands)	2020	2019	2018	2017	2016

Net cash provided by/(used in):
Operating activities(1)	$2,720,108	$2,128,513	$2,080,292	$1,570,612	$1,641,060
Investing activities	(497,875)	(491,846)	(521,860)	(553,599)	(505,835)
Financing activities(1)	(643,636)	(1,674,088)	(1,632,154)	(914,329)	(1,116,528)
Effect of exchange rate changes on cash	(4,082)	(4,103)	(1,724)	852	(4,272)
Net increase/(decrease) in cash and cash equivalents	1,574,515	(41,524)	(75,446)	103,536	14,425
Less: increase/(decrease) in debt, excluding deferred financing costs	320,000	204,700	(79,800)	157,600	299,900
Plus: Share repurchases(2)	930,903	2,004,896	1,592,013	1,071,649	1,452,462
Cash flow before share repurchases and changes in debt	$2,185,418	$1,758,672	$1,596,367	$1,017,585	$1,166,987

(1)	The Company adopted the provisions of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting, as of August 28, 2016.
(2)	During the third quarter of fiscal 2020, the Company temporarily ceased share repurchases under the share repurchase program in response to COVID-19.

Reconciliation of Non-GAAP Financial Measure: Adjusted After-tax ROIC

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

The following table calculates the percentage of ROIC. ROIC is calculated as after-tax operating profit (excluding rent) divided by invested capital (which includes a factor to capitalize operating leases). The ROIC percentages are presented in “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands, except percentages)	2020	2019(1)	2018(2)	2017	2016

Net income	$1,732,972	$1,617,221	$1,337,536	$1,280,869	$1,241,007
Adjustments:
Impairment before tax	—	—	193,162	—	—
Pension termination charges before tax	—	—	130,263	—	—
Interest expense	201,165	184,804	174,527	154,580	147,681
Rent expense(3)	329,783	332,726	315,580	302,928	280,490
Tax effect(4)	(115,747)	(105,576)	(211,806)	(153,265)	(150,288)
Deferred tax liabilities, net of repatriation tax(5)	—	(6,340)	(132,113)	—	—
Adjusted after-tax return	$2,148,173	$2,022,835	$1,807,149	$1,585,112	$1,518,890

Average debt(6)(7)	$5,001,194	$5,126,286	$5,013,678	$5,061,502	$4,820,402
Average stockholders’ deficit(6)	(1,542,355)	(1,615,339)	(1,433,196)	(1,730,559)	(1,774,329)
Add: Rent x 6(3)(8)	1,978,696	1,996,358	1,893,480	1,817,568	1,682,940
Average finance lease liabilities(6)	203,998	162,591	156,198	150,066	131,008
Invested capital	$5,641,533	$5,669,896	$5,630,160	$5,298,577	$4,860,021

Adjusted after-tax ROIC	38.1%	35.7%	32.1%	29.9%	31.3%

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following table calculates the ratio of adjusted debt to EBITDAR. Adjusted debt to EBITDAR is calculated as the sum of total debt, financing lease liabilities and annual rents times six; divided by net income plus interest, taxes, depreciation, amortization, rent and share-based compensation expense. The adjusted debt to EBITDAR ratios are presented in “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands, except ratios)	2020	2019(1)	2018(2)	2017	2016

Net income	$1,732,972	$1,617,221	$1,337,536	$1,280,869	$1,241,007
Add: Impairment before tax	—	—	193,162	—	—
Pension termination charges before tax	—	—	130,263	—	—
Add: Interest expense	201,165	184,804	174,527	154,580	147,681
Income tax expense	483,542	414,112	298,793	644,620	671,707
Adjusted EBIT	2,417,679	2,216,137	2,134,281	2,080,069	2,060,395
Add: Depreciation expense	397,466	369,957	345,084	323,051	297,397
Rent expense(3)	329,783	332,726	315,580	302,928	280,490
Share-based expense	44,835	43,255	43,674	38,244	39,825
Adjusted EBITDAR	$3,189,763	$2,962,075	$2,838,619	$2,744,292	$2,678,107

Debt(9)	$3,957,186	$5,206,344	$5,005,930	$5,081,238	$4,924,119
Financing lease liabilities	223,353	179,905	154,303	150,456	147,285
Add: Rent x 6(3)(8)	1,978,696	1,996,358	1,893,480	1,817,568	1,682,940
Adjusted debt	$6,159,235	$7,382,607	$7,053,713	$7,049,262	$6,754,344
Adjusted debt to EBITDAR	1.9	2.5	2.5	2.6	2.5

(1)	The fiscal year ended August 31, 2019 consisted of 53 weeks.

(2) For fiscal 2018, after-tax operating profit was adjusted for impairment charges and pension settlement charges.

(3)	Effective September 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), the new lease accounting standard that required the Company to recognize operating lease assets and liabilities in the balance sheet. The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the 52 weeks ended, August 29, 2020.

Total lease cost, per ASC 842, for the 52 weeks ended August 29, 2020	$415,505
Less: Finance lease interest and amortization	(60,275)
Less: Variable operating lease components, related to insurance and common area maintenance for the 52 weeks ended August 29, 2020	(25,447)
Rent expense for the 52 weeks ended August 29, 2020	$329,783

(4)	For fiscal 2020 and 2019, the effective tax rate was 21.8% and 20.4%, respectively. The effective tax rate during fiscal 2018 was 24.2% for impairment, 28.1% for pension termination and 26.2% for interest and rent expense. For fiscal 2017 and 2016 the effective tax rate was 33.5% and 35.1%, respectively.
(5)	For fiscal 2019 and 2018, after-tax operating profit was adjusted for the impact of the revaluation of deferred tax liabilities, net of repatriation tax.
(6)	All averages are computed based on trailing five quarters.
(7)	Average debt is presented net of average excess cash of $374.2 million.
(8)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.
(9)	The Company ended fiscal 2020 with excess cash of $1.6 billion. Debt is presented net of excess cash.

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

Self-Insurance Reserves

We retain a significant portion of the risks associated with workers’ compensation, general, product liability, property and vehicle liability; and we obtain third party insurance to limit the exposure related to certain of these risks. Our self-insurance reserve estimates totaled $288.6 million at August 29, 2020, and $207.0 million at August 31, 2019. This change is primarily reflective of our growing operations, including inflation, increases in healthcare costs, the number of vehicles and the number of hours worked, as well as our historical claims experience. Where estimable, losses covered by insurance are recognized on a gross basis with a corresponding insurance receivable.

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

Management believes that the various assumptions developed and actuarial methods used to determine our self- insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management, and as a result these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about healthcare costs, the severity of accidents and the incidence of illness, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be overstated or understated. For instance, a 10% change in our self-insurance liability would have affected net income by approximately $22.4 million for fiscal 2020.

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

If the discount rate used to calculate the present value of these reserves changed by 25 basis points, net income would have been affected by approximately $1.4 million for fiscal 2020.

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

We regularly review our tax reserves for these items and assess the adequacy of the amount we have recorded. As of August 29, 2020, we had approximately $23.0 million reserved for uncertain tax positions.

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

Vendor Allowances

We receive various payments and allowances from our vendors through a variety of programs and arrangements, including allowances for warranties, advertising and general promotion of vendor products. Vendor allowances are treated as a reduction of the cost of inventory, unless they are provided as a reimbursement of specific, incremental, identifiable costs incurred by the Company in selling the vendor’s products. Approximately 85% of the vendor funds received during fiscal 2020 were recorded as a reduction of the cost of inventories and recognized as a reduction to cost of sales as these inventories are sold.

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

The fair value of our debt was estimated at $6.081 billion as of August 29, 2020, and $5.419 billion as of August 31, 2019, based on the quoted market prices for the same or similar debt issues or on the current rates available to us for debt having the same remaining maturities. Such fair value is greater than the carrying value of debt by $567.5 million at August 29, 2020, which reflects its face amount, adjusted for any unamortized debt issuance costs and discounts. At August 31, 2019, the fair value was greater than the carrying value of debt by $212.7 million.

We had no variable rate debt outstanding at August 29, 2020, and $1.030 billion of variable rate debt outstanding at August 31, 2019.

We had outstanding fixed rate debt of $5.513 billion, net of unamortized debt issuance costs of $36.6 million, at August 29, 2020, and $4.176 billion, net of unamortized debt issuance costs of $23.7 million, at August 31, 2019. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by approximately $318.7 million at August 29, 2020.

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

We view our investments in Mexican subsidiaries as long-term. As a result, we generally do not hedge these net investments. The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the year-end exchange rates was $293.1 million at August 29, 2020 and $328.8 million at August 31, 2019. The year-end exchange rates with respect to the Mexican peso decreased by approximately 10% and approximately 7% with respect to the U.S. dollar during fiscal 2020 and fiscal 2019, respectively. The loss in value of our net assets in the Mexican subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at August 29, 2020 and August 31, 2019, would have been approximately $26.6 million and approximately $29.9 million, respectively. Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the foreign currency translation component of Accumulated Other Comprehensive Loss, unless the Mexican subsidiaries are sold or otherwise disposed. A hypothetical 10 percent adverse change in average exchange rates would not have a material impact on our results of operations.

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of August 29, 2020, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of August 29, 2020.

Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting as of August 29, 2020 is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AutoZone, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AutoZone Inc.’s internal control over financial reporting as of August 29, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AutoZone, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 29, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 29, 2020 and August 31, 2019, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended August 29, 2020, and the related notes and our report dated October 26, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

October 26, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AutoZone, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AutoZone, Inc. (the Company) as of August 29, 2020 and August 31, 2019, the related consolidated statements of income, comprehensive income, stockholders' deficit, and cash flows for each of the three years in the period ended August 29, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 29, 2020 and August 31, 2019, and the results of its operations and its cash flows for each of the three years in the period ended August 29, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 29, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 26, 2020, expressed an unqualified opinion thereon.

Adoption of ASU 2016-02

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for leases on September 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and related amendments.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Self-insurance Reserves
Description of the Matter

At August 29, 2020, the Company’s self-insurance reserve estimate was $289 million. As more fully described in Note A of the consolidated financial statements, the Company retains a significant portion of the risks associated with workers’ compensation, general liability, product liability, property and vehicle insurance. Accordingly, the Company utilizes various methods, including analyses of historical trends and actuarial methods, to estimate the costs of these risks.

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

Memphis, Tennessee

October 26, 2020

AutoZone, Inc. Consolidated Statements of Income

	August 29,	August 31,	August 25,
	2020	2019	2018
(in thousands, except per share data)	(52 weeks)	(53 weeks)	(52 weeks)

Net sales	$12,631,967	$11,863,743	$11,221,077
Cost of sales, including warehouse and delivery expenses	5,861,214	5,498,742	5,247,331
Gross profit	6,770,753	6,365,001	5,973,746
Operating, selling, general and administrative expenses	4,353,074	4,148,864	4,162,890
Operating profit	2,417,679	2,216,137	1,810,856
Interest expense, net	201,165	184,804	174,527
Income before income taxes	2,216,514	2,031,333	1,636,329
Income tax expense	483,542	414,112	298,793
Net income	$1,732,972	$1,617,221	$1,337,536

Weighted average shares for basic earnings per share	23,540	24,966	26,970
Effect of dilutive stock equivalents	553	532	454
Weighted average shares for diluted earnings per share	24,093	25,498	27,424

Basic earnings per share	$73.62	$64.78	$49.59
Diluted earnings per share	$71.93	$63.43	$48.77

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Statements of Comprehensive Income

	Year Ended
	August 29,	August 31,	August 25,
	2020	2019	2018
(in thousands)	(52 weeks)	(53 weeks)	(52 weeks)

Net income	$1,732,972	$1,617,221	$1,337,536
Other comprehensive loss:
Pension liability adjustments, net of taxes(1)(2)	—	—	72,376
Foreign currency translation adjustments	(66,723)	(36,699)	(53,085)
Unrealized gains (losses) on marketable debt securities, net of taxes(3)	1,254	1,464	(862)
Net derivative activities, net of taxes(4)	(19,461)	1,718	323
Total other comprehensive (loss) income	(84,930)	(33,517)	18,752
Comprehensive income	$1,648,042	$1,583,704	$1,356,288
(1)	Pension liability adjustments are presented net of taxes of $46,523 in 2018, which includes $13,122 related to the adoption of ASU 2018-02 - Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax effects from Accumulated Other Comprehensive Income (ASU 2018-02).
(2)	On December 19, 2017, the Board approved a resolution to terminate both of the Company’s pension plans, effective March 15, 2018. During the fourth quarter of 2018, the Company completed the termination and no longer has any remaining defined benefit pension obligation.
(3)	Unrealized gains on marketable debt securities are presented net of taxes of $336 and $389 in 2020 and 2019, respectively. Unrealized losses on marketable debt securities are presented net of tax benefit of $234 in 2018.
(4)	Net derivative activities are presented net of tax benefit of $6,164 in 2020. Net derivative activities are presented net of taxes of $530 in 2019 and $1,882 in 2018, which includes $1,367 related to the adoption of ASU 2018-02.

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Balance Sheets

	August 29,	August 31,
(in thousands)	2020	2019

Assets
Current assets:
Cash and cash equivalents	$1,750,815	$176,300
Accounts receivable	364,774	308,995
Merchandise inventories	4,473,282	4,319,113
Other current assets	223,001	224,277
Total current assets	6,811,872	5,028,685

Property and equipment:
Land	1,205,228	1,147,709
Buildings and improvements	4,020,271	3,895,559
Equipment	2,158,251	1,991,042
Leasehold improvements	586,839	552,018
Construction in progress	165,953	126,868
Property and equipment	8,136,542	7,713,196
Less: Accumulated depreciation and amortization	(3,627,321)	(3,314,445)
	4,509,221	4,398,751

Operating lease right-of-use assets	2,581,677	—
Goodwill	302,645	302,645
Deferred income taxes	27,843	26,861
Other long-term assets	190,614	138,971
	3,102,779	468,477
	$14,423,872	$9,895,913

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,156,324	$4,864,912
Current portion of operating lease liabilities	223,846	—
Accrued expenses and other	827,668	621,932
Income taxes payable	75,253	25,297
Total current liabilities	6,283,091	5,512,141

Long-term debt	5,513,371	5,206,344
Operating lease liabilities, less current portion	2,501,560	—
Deferred income taxes	354,186	311,980
Other long-term liabilities	649,641	579,299

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 23,697 shares issued and 23,376 shares outstanding as of August 29, 2020; 25,445 shares issued and 24,038 shares outstanding as of August 31, 2019	237	254
Additional paid-in capital	1,283,495	1,264,448
Retained deficit	(1,450,970)	(1,305,347)
Accumulated other comprehensive loss	(354,252)	(269,322)
Treasury stock, at cost	(356,487)	(1,403,884)
Total stockholders’ deficit	(877,977)	(1,713,851)
	$14,423,872	$9,895,913

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Statements of Cash Flows	Year Ended
	August 29,	August 31,	August 25,
	2020	2019	2018
(in thousands)	(52 weeks)	(53 weeks)	(52 weeks)

Cash flows from operating activities:
Net income	$1,732,972	$1,617,221	$1,337,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	397,466	369,957	345,084
Amortization of debt origination fees	10,730	8,162	8,393
Deferred income taxes	51,077	35,051	(124,261)
Share-based compensation expense	44,835	43,255	43,674
Pension plan contributions	—	—	(11,596)
Pension termination charges (refund)	—	(6,796)	130,263
Asset impairment	—	—	193,162
Changes in operating assets and liabilities:
Accounts receivable	(58,564)	(48,512)	7,534
Merchandise inventories	(184,174)	(394,147)	(188,782)
Accounts payable and accrued expenses	531,131	464,176	319,609
Income taxes payable	90,172	(10,489)	(6,438)
Other, net	104,463	50,635	26,114
Net cash provided by operating activities	2,720,108	2,128,513	2,080,292

Cash flows from investing activities:
Capital expenditures	(457,736)	(496,050)	(521,788)
Proceeds from sale of assets	—	—	35,279
Purchase of marketable debt securities	(90,949)	(55,538)	(104,536)
Proceeds from sale of marketable debt securities	84,237	53,140	69,644
Investment in tax credit equity investments	(45,190)	—	—
Proceeds (payments) from disposal of capital assets and other, net	11,763	6,602	(459)
Net cash used in investing activities	(497,875)	(491,846)	(521,860)

Cash flows from financing activities:
Net (payments) proceeds of commercial paper	(1,030,000)	(295,300)	170,200
Proceeds from issuance of debt	1,850,000	750,000	—
Repayment of debt	(500,000)	(250,000)	(250,000)
Net proceeds from sale of common stock	68,392	188,819	89,715
Purchase of treasury stock	(930,903)	(2,004,896)	(1,592,013)
Repayment of principal portion of finance lease liabilities	(52,158)	(53,307)	(49,004)
Other, net	(48,967)	(9,404)	(1,052)
Net cash used in financing activities	(643,636)	(1,674,088)	(1,632,154)

Effect of exchange rate changes on cash	(4,082)	(4,103)	(1,724)

Net increase (decrease) in cash and cash equivalents	1,574,515	(41,524)	(75,446)
Cash and cash equivalents at beginning of period	176,300	217,824	293,270
Cash and cash equivalents at end of period	$1,750,815	$176,300	$217,824

Supplemental cash flow information:
Interest paid, net of interest cost capitalized	$161,864	$153,371	$163,965
Income taxes paid	$339,486	$383,871	$427,161
Leased assets obtained in exchange for new finance lease liabilities	$115,867	$147,699	$98,782
Leased assets obtained in exchange for new operating lease liabilities	$425,018	$—	$—

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Statements of Stockholders’ Deficit

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 26, 2017	28,735	$ 287	$ 1,086,671	$ (1,642,387)	$ (254,557)	$ (618,391)	$ (1,428,377)
Net income	—	—	—	1,337,536	—	—	1,337,536
Total other comprehensive income	—	—	—	—	18,752	—	18,752
Purchase of 2,398 shares of treasury stock	—	—	—	—	—	(1,592,013)	(1,592,013)
Retirement of treasury shares	(1,512)	(15)	(60,500)	(918,462)	—	978,977	—
Issuance of common stock under stock options and stock purchase plans	307	3	89,712	—	—	—	89,715
Adoption of ASU 2018-02	—	—	—	14,489	—	—	14,489
Share-based compensation expense	—	—	39,543	—	—	—	39,543
Balance at August 25, 2018	27,530	275	1,155,426	(1,208,824)	(235,805)	(1,231,427)	(1,520,355)
Cumulative effect of adoption of ASU 2014-09	—	—	—	(6,773)	—	—	(6,773)
Balance at August 25, 2018, as adjusted	27,530	275	1,155,426	(1,215,597)	(235,805)	(1,231,427)	(1,527,128)
Net income	—	—	—	1,617,221	—	—	1,617,221
Total other comprehensive income	—	—	—	—	(33,517)	—	(33,517)
Purchase of 2,182 shares of treasury stock	—	—	—	—	—	(2,004,896)	(2,004,896)
Retirement of treasury shares	(2,563)	(26)	(125,442)	(1,706,971)	—	1,832,439	—
Issuance of common stock under stock options and stock purchase plans	478	5	195,185	—	—	—	195,190
Share-based compensation expense	—	—	39,279	—	—	—	39,279
Balance at August 31, 2019	25,445	254	1,264,448	(1,305,347)	(269,322)	(1,403,884)	(1,713,851)
Net income	—	—	—	1,732,972	—	—	1,732,972
Total other comprehensive income	—	—	—	—	(84,930)	—	(84,930)
Purchase of 826 shares of treasury stock	—	—	—	—	—	(930,903)	(930,903)
Retirement of treasury shares	(1,912)	(19)	(99,686)	(1,878,595)	—	1,978,300	—
Issuance of common stock under stock options and stock purchase plans	164	2	74,985	—	—	—	74,987
Share-based compensation expense	—	—	43,748	—	—	—	43,748
Balance at August 29, 2020	23,697	$237	$1,283,495	$(1,450,970)	$(354,252)	$(356,487)	$(877,977)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

Business: AutoZone, Inc. (“AutoZone” or the “Company”) is the leading retailer, and a leading distributor, of automotive replacement parts and accessories in the Americas. At the end of fiscal 2020, the Company operated 5,885 stores in the U.S., 621 stores in Mexico and 43 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At the end of fiscal 2020, 5,007 of the domestic stores had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. The Company also had commercial programs in all stores in Mexico and Brazil. The Company also sells the ALLDATA brand automotive diagnostic and repair software through www.alldata.com and www.alldatadiy.com. Additionally, the Company sells automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and its commercial customers can make purchases through www.autozonepro.com. The Company also provides product information on its Duralast branded products through www.duralastparts.com. The Company does not derive revenue from automotive repair or installation services.

Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks ending on the last Saturday in August. Fiscal 2020 and 2018 represented 52 weeks and 2019 represented 53 weeks.

Basis of Presentation: The Consolidated Financial Statements include the accounts of AutoZone, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Variable Interest Entities: The Company invests in certain tax credit funds that promote renewable energy and generate a return primarily through the realization of federal tax credits. The deferral method is used to account for the tax attributes of these investments.

The Company considers its investment in these tax credit funds as an investment in a variable interest entity (“VIE”). The Company evaluates the investment in any VIE to determine whether it is the primary beneficiary. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. As of August 29, 2020, the Company held tax credit equity investments that were deemed to be VIE’s and determined that it was not the primary beneficiary of the entities, as it did not have the power to direct the activities that most significantly impacted the entity and accounted for this investment using the equity method. The Company’s maximum exposure to losses is limited to its net investment, which was $6.5 million as of August 29, 2020, and was included within the Other long-term assets caption in the accompanying Consolidated Balance Sheets.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash equivalents consist of investments with original maturities of 90 days or less at the date of purchase. Cash equivalents include proceeds due from credit and debit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash and cash equivalents were $63.7 million at August 29, 2020 and $59.4 million at August 31, 2019.

Cash balances are held in various locations around the world. Cash and cash equivalents of $62.4 million and $49.9 million were held outside of the U.S. as of August 29, 2020, and August 31, 2019, respectively, and were generally utilized to support the liquidity needs in foreign operations.

Accounts Receivable: Accounts receivable consists of receivables from commercial customers and vendors, and is presented net of an allowance for uncollectible accounts. AutoZone routinely grants credit to certain of its commercial customers. The risk of credit loss in its trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms and sales to a large number of customers, as well as the low dollar value per transaction for most of its sales. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable. Historically, credit losses have been within management’s expectations, and the balance of the allowance for uncollectible accounts was $10.0 million at August 29, 2020, and $8.5 million at August 31, 2019.

Merchandise Inventories: Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or market for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. Due to historical price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is to not write up inventory in excess of replacement cost. The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $357.0 million at August 29, 2020, and $404.9 million at August 31, 2019.

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

Property and Equipment: Property and equipment is stated at cost. Property consists of land, which includes finance leases – real estate, buildings and improvements, equipment, which includes finance leases – vehicles, and construction in progress. Depreciation and amortization are computed principally using the straight-line method over the following estimated useful lives: buildings, 40 to 50 years; building improvements, 5 to 15 years; equipment, including software, 3 to 10 years; and leasehold improvements, over the shorter of the asset’s estimated useful life or the remaining lease term, which includes any reasonably assured renewal periods. Depreciation and amortization include amortization of assets under finance lease.

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

Foreign Currency: The Company accounts for its Mexican, Brazilian, Canadian, European, Chinese and German operations using the local market currency and converts its financial statements from these currencies to U.S. dollars. The cumulative loss on currency translation is recorded as a component of Accumulated Other Comprehensive Loss (Refer to “Note G – Accumulated Other Comprehensive Loss” for additional information regarding the Company’s Accumulated Other Comprehensive Loss.)

Self-Insurance Reserves: The Company retains a significant portion of the risks associated with workers’ compensation, general liability, product liability, property and vehicle insurance. The Company obtains third party insurance to limit the exposure related to certain of these risks. The reserve for the Company’s liability associated with these risks totaled $288.6 million and $207.0 million at August 29, 2020 and August 31, 2019, respectively.

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

Leases: The Company leases certain retail stores, distribution centers and vehicles under various non-callable leases. Leases are categorized at their commencement date and lease-related assets and liabilities are recognized for all leases with an initial term of 12 months or greater. The exercise of lease renewal options is at the Company’s sole discretion. The Company evaluates renewal options at commencement and on an ongoing basis and includes options that are reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. Lease components are not separated from the non-lease components (typically fixed common-area maintenance costs at its retail store locations) for all classes of leased assets, except vehicles which contain variable non-lease components that are expensed as incurred. The Company uses the stated borrowing rate in determining the present value of the lease payments over the lease term for vehicles. The Company’s incremental borrowing rate is used to determine the present value of the lease payments over the lease term for substantially all the operating and financing leases for retail stores, distribution centers and other real estate, as these leases typically do not have a stated borrowing rate. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Effective in fiscal 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). Refer to “Note A – Recently Adopted Accounting Pronouncements”. Prior to the adoption of Topic 842, the Company accounted for leases under Topic 840 and recognized rent expense on a straight-line basis over the course of the lease term, which included any reasonably assured renewal periods, beginning on the date the Company took physical possession of the property. Differences between the calculated expense and cash payments was recorded as a liability within the Accrued expenses and other and Other long-term liabilities captions in the accompanying Consolidated Balance Sheets, based on the terms of the lease. Deferred rent approximated $159.9 million as of August 31, 2019. Refer to Note O – Leases for additional disclosures regarding the Company’s leases.

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

The Company’s performance obligations are typically satisfied when the customer takes possession of the merchandise. Revenue from retail customers is recognized when the customer leaves our store with the purchased products, typically at the point of sale or for E-commerce orders when the product is shipped. Revenue from commercial customers is recognized upon delivery, typically same-day. Payment from retail customers is at the point of sale and payment terms for commercial customers are based on the Company’s pre-established credit requirements and generally range from 1 to 30 days. Discounts, sales incentives and rebates are treated as separate performance obligations, and revenue allocated to these performance obligations is recognized as the obligations to the customer are satisfied. Additionally, the Company estimates and records gift card breakage as redemptions occur. The Company offers diagnostic and repair information software used in the automotive repair industry through ALLDATA. This revenue is recognized as services are provided. Revenue from these services are recognized over the life of the contract. See “Note R – Revenue Recognition” for further discussion.

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

The Company expenses advertising costs as incurred. Advertising expense, net of vendor promotional funds, was $77.6 million in fiscal 2020, $87.5 million in fiscal 2019 and $95.2 million in fiscal 2018. Vendor promotional funds, which reduced advertising expense, amounted to $39.4 million in fiscal 2020, $32.2 million in fiscal 2019 and $25.3 million in fiscal 2018.

Cost of Sales and Operating, Selling, General and Administrative Expenses: The following illustrates the primary costs classified in each major expense category:

Cost of Sales

●	Total cost of merchandise sold, including:
o	Freight expenses associated with moving merchandise inventories from the Company’s vendors to the distribution centers;
o	Vendor allowances that are not reimbursements for specific, incremental and identifiable costs
●	Costs associated with operating the Company’s supply chain, including payroll and benefits, warehouse occupancy, transportation and depreciation; and
●	Inventory shrinkage

Operating, Selling, General and Administrative Expenses

●	Payroll and benefits for store, field leadership and store support employees;
●	Occupancy of store and store support facilities;
●	Depreciation and amortization related to store and store support assets;
●	Transportation associated with field leadership, commercial sales force and deliveries from stores;
●	Advertising;
●	Self-insurance; and
●	Other administrative costs, such as credit card transaction fees, legal costs, supplies and travel and lodging

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

Earnings per Share: Basic earnings per share is based on the weighted average outstanding common shares. Diluted earnings per share is based on the weighted average outstanding common shares adjusted for the effect of common stock equivalents, which are primarily stock options. There were 169,460, 90,314 and 847,279 stock options excluded for the year ended August 29, 2020, August 31, 2019 and August 25, 2018, respectively because they would have been anti-dilutive.

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

Risk and Uncertainties: In fiscal 2020, one class of similar products accounted for approximately 12 percent of the Company’s total revenues, and one vendor supplied approximately 12 percent of the Company’s total purchases. No other class of similar products accounted for 10 percent or more of total revenues, and no other individual vendor provided more than 10 percent of total purchases.

Recently Adopted Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), and subsequently amended this update by issuing additional ASU’s that provided clarification and further guidance for areas identified as potential implementation issues. ASU 2016-02 requires a two-fold approach for lessee accounting, under which a lessee will account for leases as finance leases or operating leases. For all leases with original terms greater than 12 months, both lease classifications will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodologies for income statement recognition. This guidance also requires certain quantitative and qualitative disclosures about leasing arrangements. ASU 2016-02 and its amendments were effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption was permitted. The ASU’s transition provisions could be applied under a modified retrospective approach to each prior reporting period presented in the financial statements or only at the beginning of the period of adoption using the alternative transition method.

The Company adopted this standard and its amendments as of September 1, 2019, using the modified retrospective transition method. Under this method, existing leases were recorded at the adoption date, comparative periods were not restated and prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for the prior periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the carry forward of prior lease identification under Accounting Standards Codification (“ASC”) Topic 840. The Company made the accounting policy election for short-term leases resulting in lease payments being recorded as an expense on a straight-line basis over the lease term. The Company also elected the practical expedient to not separate lease components from the non-lease components (typically fixed common-area maintenance costs at its retail store locations) for all classes of leased assets, except vehicles. The Company chose not to elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. Adoption of the leasing standard resulted in operating lease right-of-use assets of approximately $2.5 billion and operating lease liabilities of approximately $2.7 billion as of September 1, 2019. Existing prepaid and deferred rent were netted and recorded as an offset to our gross operating lease right-of-use assets. There was no adjustment to the opening balance of retained earnings upon adoption. The standard did not have a material impact on the Company’s Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Cash Flows or covenant compliance under its existing credit agreement. Refer to “Note O – Leases”.

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

Recently Issued Accounting Pronouncements:

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt this standard beginning with its first quarter ending November 21, 2020. The Company does not expect a material effect on its Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows.

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

Further, the new credit loss model will affect how entities estimate their allowance for loss receivables that are current with respect to their payment terms. ASU 2016-13 will be effective for the Company at the beginning of its fiscal 2021 year. The Company will adopt this standard beginning its first quarter ending November 21, 2020. The Company does not expect a material effect on its Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows.

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

AutoZone, Inc. Director Compensation Program

During fiscal 2020, the Company adopted the 2020 Director Compensation Program (the “Program”), which states that non-employee directors will receive their compensation in awards of restricted stock units under the 2018 Equity Incentive Award Plan, with an option for a certain portion of a director’s compensation to be paid in cash at the non-employee director’s election. The Program replaced the 2018 Director Compensation Program. Under the Program, restricted stock units are granted January 1 of each year (the “Grant Date”). The number of restricted stock units is determined by dividing the amount of the annual retainer by the fair market value of the shares of common stock as of the Grant Date. The restricted stock units are fully vested on January 1 of each year and are paid in shares of the Company’s common stock on the fifth anniversary of the Grant Date or the date the non-employee director ceases to be a member of the Board (“Separation from Service”), whichever occurs first. Non-employee directors may elect to defer receipt of the restricted stock units until their Separation from Service. The cash portion of the award, if elected, is paid ratably over each calendar quarter.

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $44.8 million for fiscal 2020, $43.3 million for fiscal 2019 and $43.7 million for fiscal 2018. As of August 29, 2020, share-based compensation expense for unvested awards not yet recognized in earnings is $42.0 million and will be recognized over a weighted average period of 1.7 years.

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

The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The following table presents the weighted average for key assumptions used in determining the fair value of options granted and the related share-based compensation expense:

	Year Ended
	August 29,	August 31,	August 25,
	2020	2019	2018
Expected price volatility	22%	21%	20%
Risk-free interest rate	1.4%	3.0%	1.9%
Weighted average expected lives (in years)	5.5	5.6	5.1
Forfeiture rate	10%	10%	10%
Dividend yield	0%	0%	0%

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

The weighted average grant date fair value per share of options granted was $252.54 during fiscal 2020, $208.37 during fiscal 2019 and $129.12 during fiscal 2018. The intrinsic value of options exercised was $101.9 million in fiscal 2020, $227.4 million in fiscal 2019 and $123.1 million in fiscal 2018. The total fair value of options vested was $39.1 million in fiscal 2020, $34.5 million in fiscal 2019 and $35.7 million in fiscal 2018.

The Company generally issues new shares when options are exercised. The following table summarizes information about stock option activity for the year ended August 29, 2020:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number	Average	Term	Value
	of Shares	Exercise Price	(in years)	(in thousands)

Outstanding – August 31, 2019	1,349,311	$601.36
Granted	188,824	1,061.57
Exercised	(146,705)	472.37
Cancelled	(6,444)	735.42
Outstanding – August 29, 2020	1,384,986	677.15	5.82	$709,085

Exercisable	882,668	587.27	4.65	531,234
Expected to vest	452,086	835.08	7.88	160,066
Available for future grants	348,293

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

As of August 29, 2020, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $9.0 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.7 years.

Transactions related to restricted stock units for the fiscal year ended August 29, 2020 are as follows:

		Weighted-
	Number	Average Grant
	of Shares	Date Fair Value
Nonvested at August 31, 2019	10,049	$773.61
Granted	8,735	1,086.61
Vested	(4,183)	945.58
Canceled or forfeited	(441)	942.76
Nonvested at August 29, 2020	14,160	$910.63

Stock Appreciation Rights

At August 29, 2020, the Company had $5.7 million and at August 31, 2019, the Company had $11.2 million of accrued compensation expense related to 4,822 and 10,206 outstanding units, respectively, issued under the 2003 Comp Plan and prior plans. As directors retire, this balance will be reduced. No additional shares of stock or units will be issued in future years under the 2003 Comp Plan or prior plans.

Employee Stock Purchase Plan and Executive Stock Purchase Plan

The Company recognized $3.1 million in compensation expense related to the discount on the selling of shares to employees and executives under the various share purchase plans in fiscal 2020, $2.8 million in fiscal 2019 and $2.1 million in fiscal 2018. Under the Employee Plan, 10,525, 11,011 and 14,523 shares were sold to employees in fiscal 2020, 2019 and 2018, respectively. The Company repurchased 8,287, 17,201 and 11,816 shares in fiscal 2020, 2019 and 2018, respectively all at market value from employees electing to sell their stock. Purchases under the Executive Plan were 1,204, 1,483 and 1,840 shares in fiscal 2020, 2019 and 2018, respectively. Issuances of shares under the Employee Plan are netted against repurchases and such repurchases are not included in share repurchases disclosed in “Note K – Stock Repurchase Program.” At August 29, 2020, 142,241 shares of common stock were reserved for future issuance under the Employee Plan, and 235,361 shares of common stock were reserved for future issuance under the Executive Plan.

Note C – Accrued Expenses and Other

Accrued expenses and other consisted of the following:

	August 29,	August 31,
(in thousands)	2020	2019

Accrued compensation, related payroll taxes and benefits	$321,071	$170,321
Property, sales, and other taxes	121,196	122,372
Medical and casualty insurance claims (current portion)	112,746	89,250
Finance lease liabilities	67,498	56,246
Accrued interest	63,503	48,147
Accrued gift cards	43,876	38,658
Accrued sales and warranty returns	32,356	34,310
Other	65,422	62,628
	$827,668	$621,932

The Company retains a significant portion of the insurance risks associated with workers’ compensation, employee health, general, product liability, property and vehicle insurance. A portion of these self-insured losses is managed through a wholly owned insurance captive. The Company maintains certain levels for stop-loss coverage for each self-insured plan in order to limit its liability for large claims. The retained limits per claim type are $2.0 million for workers’ compensation, $5.0 million for auto liability, $21.5 million for property, $0.7 million for employee health, and $1.0 million for general and product liability.

Note D – Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Year Ended
	August 29,	August 31,	August 25,
(in thousands)	2020	2019	2018

Domestic	$1,960,320	$1,745,625	$1,412,963
International	256,194	285,708	223,366
	$2,216,514	$2,031,333	$1,636,329

The provision for income tax expense consisted of the following:

	Year Ended
	August 29,	August 31,	August 25,
(in thousands)	2020	2019	2018

Current:
Federal	$324,156	$274,504	$328,963
State	47,880	45,457	36,389
International	60,429	59,100	57,702
	432,465	379,061	423,054
Deferred:
Federal	43,706	25,757	(131,926)
State	12,544	6,914	8,167
International	(5,173)	2,380	(502)
	51,077	35,051	(124,261)
Income tax expense	$483,542	$414,112	$298,793

A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate to income before income taxes is as follows:

	Year Ended
	August 29,	August 31,	August 25,
(in thousands)	2020	2019	2018

Federal tax at statutory U.S. income tax rate	21.0%	21.0%	25.9%
State income taxes, net	2.2%	2.0%	1.9%
Transition tax	—	—	1.6%
Share-based compensation	(0.7)%	(1.8)%	(1.6)%
Impact of tax reform	—	(0.4)%	(9.6)%
Global intangible lower-taxed income (“GILTI”)	1.0%	1.3%	—
Foreign Tax Credits	(1.1)%	(1.1)%	—
Other	(0.6)%	(0.6)%	0.1%
Effective tax rate	21.8%	20.4%	18.3%

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted into law. Tax Reform significantly revises the U.S. federal corporate income tax by, among other things, lowering the statutory federal corporate rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries, and changing how foreign earnings are subject to U.S. federal tax. Also in December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when the registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of Tax Reform.

During the year ended August 25, 2018, the Company recorded provisional tax benefit of $131.5 million related to Tax Reform, comprised of $157.3 million remeasurement of its net DTA, offset by $25.8 million of transition tax. During the year ended August 31, 2019, the Company completed its analysis of Tax Reform and recorded adjustments to the previously-recorded provisional amounts, resulting in an $8.8 million tax benefit, primarily related to transition tax.

For the year ended August 29, 2020, August 31, 2019, and August 25, 2018, the Company recognized excess tax benefits from stock option exercises of $20.9 million, $46.0 million, and $31.3 million, respectively.

Beginning with the year ending August 31, 2019, the Company is subject to GILTI which is imposed on foreign earnings. The Company has made the election to record this tax as a period cost, thus has not adjusted the deferred tax assets or liabilities of its foreign subsidiaries for the new tax. Net impacts for GILTI are included in the provision for income taxes for the years ended August 31, 2019 and August 29, 2020. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	August 29,	August 31,
(in thousands)	2020	2019

Deferred tax assets:
Net operating loss and credit carryforwards	$41,437	$42,958
Accrued benefits	88,226	58,900
Operating lease liabilities	617,002	—
Other	69,788	59,237
Total deferred tax assets	816,453	161,095
Less: Valuation allowances	(28,373)	(23,923)
Net deferred tax assets	788,080	137,172
Deferred tax liabilities:
Property and equipment	(173,696)	(114,956)
Inventory	(298,585)	(259,827)
Prepaid expenses	(55,827)	(46,487)
Operating lease assets	(581,381)	—
Other	(4,934)	(1,021)
Total deferred tax liabilities	(1,114,423)	(422,291)
Net deferred tax liabilities	$(326,343)	$(285,119)

For the year ended August 31, 2019, the Company held the assertion, with few exceptions, that current and accumulated earnings from foreign operations were not indefinitely reinvested. During the year ended August 29, 2020, the Company asserted indefinite reinvestment for other basis differences and accumulated earnings through fiscal 2020 between its Luxembourg parent and Mexico subsidiaries. In addition, the Company has maintained its assertion of indefinite reinvestment of earnings between its Dutch parent and Puerto Rican subsidiary. Where necessary, withholding tax provisions resulting from foreign distributions of current and accumulated earnings have been considered in the Company’s provision for income taxes.

The Company maintains its assertion related to other basis differences in foreign subsidiaries. It is impracticable for the Company to determine the amount of unrecognized deferred tax liability on these indefinitely reinvested basis differences.

At August 29, 2020 and August 31, 2019, the Company had deferred tax assets of $32.2 million and $29.9 million, respectively, from net operating loss (“NOL”) carryforwards available to reduce future taxable income totaling approximately $247.1 million and $226.3 million, respectively. Certain NOLs have no expiration date and others will expire, if not utilized, in various years from fiscal 2021 through 2040. At August 29, 2020 and August 31, 2019, the Company had deferred tax assets for income tax credit carryforwards of $9.2 million and $13.0 million, respectively. Income tax credit carryforwards will expire, if not utilized, in various years from fiscal 2021 through 2037.

At August 29, 2020 and August 31, 2019, the Company had a valuation allowance of $28.4 million and $23.9 million, respectively, on deferred tax assets associated with NOL and tax credit carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized. Management believes it is more likely than not that the remaining deferred tax assets will be fully realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	August 29,	August 31,
(in thousands)	2020	2019

Beginning balance	$30,892	$26,077
Additions based on tax positions related to the current year	8,512	8,621
Additions for tax positions of prior years	946	2,115
Reductions for tax positions of prior years	(4,124)	(1,219)
Reductions due to settlements	—	(1,918)
Reductions due to statute of limitations	(4,284)	(2,784)
Ending balance	$31,942	$30,892

Included in the August 29, 2020 and the August 31, 2019 balances are $18.9 million and $16.8 million, respectively, of unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate. The balances above also include amounts of $10.5 million and $11.9 million for August 29, 2020 and the August 31, 2019, respectively, that are accounted for as reductions to deferred tax assets for NOL carryforwards and tax credit carryforwards. It is anticipated that in the event the associated uncertain tax positions are disallowed, the NOL carryforwards and tax credit carryforwards would be utilized to settle the liability.

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had $1.6 million and $1.4 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at August 29, 2020 and August 31, 2019, respectively.

The Company files U.S. federal, U.S. state and local, and international income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, U.S. state and local, or Non-U.S. examinations by tax authorities for fiscal year 2013 and prior. The Company is typically engaged in various tax examinations at any given time by U.S. federal, U.S. state and local, and Non-U.S. taxing jurisdictions. As of August 29, 2020, the Company estimates that the amount of unrecognized tax benefits could be reduced by approximately $1.5 million over the next twelve months as a result of tax audit settlements. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	August 29, 2020
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$75,651	$467	$—	$76,118
Other long-term assets	58,792	12,329	—	71,121
	$134,443	$12,796	$—	$147,239

	August 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$65,344	$2,614	$—	$67,958
Other long-term assets	65,573	5,395	—	70,968
	$130,917	$8,009	$—	$138,926

At August 29, 2020, the fair value measurement amounts for assets and liabilities recorded in the accompanying Consolidated Balance Sheet consisted of short-term marketable debt securities of $76.1 million, which are included within Other current assets and long-term marketable debt securities of $71.1 million, which are included in Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the debt securities, including benchmark yields and reported trades.

A discussion on how the Company’s cash flow hedges are valued is included in “Note H – Derivative Financial Instruments,” while the fair values of the marketable debt securities by asset class are described in “Note F – Marketable Debt Securities.”

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Certain non-financial assets and liabilities are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. These non-financial assets and liabilities could include assets and liabilities acquired in an acquisition as well as goodwill, intangible assets and property, plant and equipment that are determined to be impaired. At August 29, 2020, the Company did not have any other significant non-financial assets or liabilities that had been measured at fair value on a non-recurring basis subsequent to initial recognition.

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

Note F – Marketable Debt Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable debt securities are recorded in Accumulated Other Comprehensive Loss. The Company’s available-for-sale marketable debt securities consisted of the following:

	August 29, 2020
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$46,652	$970	$(4)	$47,618
Government bonds	44,594	1,172	—	45,766
Mortgage-backed securities	4,842	75	—	4,917
Asset-backed securities and other	48,798	143	(3)	48,938
	$144,886	$2,360	$(7)	$147,239

	August 31, 2019
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$36,998	$29	$(19)	$37,008
Government bonds	45,741	763	—	46,504
Mortgage-backed securities	2,089	2	(15)	2,076
Asset-backed securities and other	53,345	—	(7)	53,338
	$138,173	$794	$(41)	$138,926

The marketable debt securities held at August 29, 2020, had effective maturities ranging from less than one year to approximately three years. The Company did not realize any material gains or losses on its marketable debt securities during fiscal 2020, 2019 or 2018.

Included above in total marketable debt securities are $30.1 million and $89.2 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses as of August 29, 2020 and August 31, 2019, respectively.

Note G – Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss includes certain adjustments to pension liabilities, foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale debt securities. Changes in Accumulated Other Comprehensive Loss consisted of the following:

		Net
		Unrealized
	Foreign	Gain (Loss)
(in thousands)	Currency(2)	on Securities		Derivatives		Total

Balance at August 25, 2018	$(228,899)	$(873)		$(6,033)		$(235,805)
Other Comprehensive (Loss) income before reclassifications	(36,699)	1,498		—		(35,201)
Amounts reclassified from Accumulated Other Comprehensive Loss(1)	—	(34)	(3)	1,718	(4)	1,684
Balance at August 31, 2019	(265,598)	591		(4,315)		(269,322)
Other Comprehensive (Loss) income before reclassifications	(66,723)	1,117		(28,197)		(93,803)
Amounts reclassified from Accumulated Other Comprehensive Loss(1)	—	137	(3)	8,736	(4)	8,873
Balance at August 29, 2020	$(332,321)	$1,845		$(23,776)		$(354,252)
(1)	Amounts in parentheses indicate debits to Accumulated Other Comprehensive Loss.
(2)	Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.
(3)	Represents realized gains on marketable debt securities, net of taxes of $38 in fiscal 2020 and realized gains on marketable debt securities, net of tax benefit of $9 in fiscal 2019, which is recorded in Operating, selling, general, and administrative expenses on the Consolidated Statements of Income. See “Note F – Marketable Debt Securities” for further discussion.
(4)	Represents gains and losses on derivatives, net of tax benefit of $6,164 in fiscal 2020 and net of taxes of $530 in fiscal 2019, which is recorded in Interest expense, net, on the Consolidated Statements of Income. See “Note H – Derivative Financial Instruments” for further discussion.

Note H – Derivative Financial Instruments

The Company periodically uses derivatives to hedge exposures to interest rates. The Company does not hold or issue financial instruments for trading purposes. For transactions that meet the hedge accounting criteria, the Company formally designates and documents the instrument as a hedge at inception and quarterly thereafter assesses the hedges to ensure they are effective in offsetting changes in the cash flows of the underlying exposures. Derivatives are recorded in the Company’s Consolidated Balance Sheet at fair value, determined using available market information or other appropriate valuation methodologies. In accordance with ASC Topic 815, Derivatives and Hedging, to the extent our derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss, net of tax.

At August 29, 2020, the Company had $31.2 million recorded in Accumulated Other Comprehensive Loss related to net realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During fiscal 2020, the Company reclassified $2.6 million of net losses from Accumulated Other Comprehensive Loss to Interest expense. During 2019, the Company reclassified $2.2 million of net losses from Accumulated Other Comprehensive Loss to Interest expense. The Company expects to reclassify $3.7 million of net losses from Accumulated Other Comprehensive Loss to Interest expense over the next 12 months.

Note I – Financing

The Company’s debt consisted of the following:

	August 29,	August 31,
(in thousands)	2020	2019

4.000% Senior Notes due November 2020, effective interest rate of 4.43%	$—	$500,000
2.500% Senior Notes due April 2021, effective interest rate of 2.62%	250,000	250,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.125% Senior Notes due April 2024, effective interest rate 3.32%	300,000	300,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.625% Senior Notes due April 2025, effective interest rate 3.78%	500,000	—
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate of 3.83%	600,000	600,000
3.750% Senior Notes due April 2029, effective interest rate of 3.86%	450,000	450,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	—
1.650% Senior Notes due January 2031, effective interest rate of 2.19%	600,000	—
Commercial paper, weighted average interest rate of 2.28% at August 31, 2019	—	1,030,000
Total debt before discounts and debt issuance costs	5,550,000	5,230,000
Less: Discounts and debt issuance costs	36,629	23,656
Long-term debt	$5,513,371	$5,206,344

The Company entered into a Master Extension, New Commitment and Amendment Agreement dated as of November 18, 2017 (the “Extension Amendment”) to the Third Amended and Restated Credit Agreement dated as of November 18, 2016, as amended, modified, extended or restated from time to time (the “Revolving Credit Agreement”). Under the Extension Amendment: (i) the Company’s borrowing capacity under the Revolving Credit Agreement was increased from $1.6 billion to $2.0 billion; (ii) the maximum borrowing under the Revolving Credit Agreement may, at the Company’s option, subject to lenders approval, be increased from $2.0 billion to $2.4 billion; (iii) the termination date of the Revolving Credit Agreement was extended from November 18, 2021 until November 18, 2022; and (iv) the Company has the option to make one additional written request of the lenders to extend the termination date then in effect for an additional year. Under the Revolving Credit Agreement, the Company may borrow funds consisting of Eurodollar loans, base rate loans or a combination of both. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as LIBOR plus the applicable percentage, as defined in the Revolving Credit Agreement, depending upon the Company’s senior, unsecured, (non-credit enhanced) long-term debt ratings. Interest accrues on base rate loans as defined in the Revolving Credit Agreement.

On April 3, 2020, the Company entered into a 364-Day Credit Agreement (the “364-Day Credit Agreement”) to augment the Company’s access to liquidity due to current macroeconomic conditions and supplement the Company’s existing Revolving Credit Agreement. The 364-Day Credit Agreement provides for loans in the aggregate principal amount of up to $750 million. The 364-Day Credit Agreement will terminate, and all amounts borrowed under the 364-Day Credit Agreement will be due and payable, on April 2, 2021. Revolving loans under the 364-Day Credit Agreement may be base rate loans, Eurodollar loans, or a combination of both, at the Company’s election.

As of August 29, 2020, the Company had no outstanding borrowings under each of the revolving credit agreements and $1.7 million of outstanding letters of credit under the Revolving Credit Agreement.

Under its revolving credit agreement, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances.

The Revolving Credit Agreement requires that the Company’s consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.5:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. The Company’s consolidated interest coverage ratio as of August 29, 2020 was 6.1:1.

As of August 29, 2020, the $250 million 2.500% Senior Notes due April 2021 are classified as long-term in the accompanying Consolidated Balance Sheets as the Company has the ability and intent to refinance the notes on a long-term basis through available capacity in its revolving credit agreements. As of August 29, 2020, the Company had $2.748 billion of availability, before giving effect to commercial paper borrowings, under its $2.750 billion revolving credit agreements which would allow the Company to replace these short-term obligations with long-term financing facilities.

The Company also maintains a letter of credit facility that allows it to request the participating bank to issue letters of credit on its behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of August 29, 2020, the Company had $25.0 million in letters of credit outstanding under the letter of credit facility which expires in June 2022.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, the Company had $220.3 million in letters of credit outstanding as of August 29, 2020. These letters of credit have various maturity dates and were issued on an uncommitted basis.

On August 14, 2020, the Company issued $600 million in 1.650% Senior Notes due January 2031 under its automatic shelf registration statement on Form S-3, filed with the SEC on April 4, 2019 (File No. 333-230719) (the “2019 Shelf Registration”). The 2019 Shelf Registration allows the Company to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. Proceeds from the debt issuance were used for general corporate purposes, including the repayment of the $500 million in 4.000% Senior Notes due in November 2020 that were callable at par in August 2020.

On March 30, 2020, the Company issued $500 million in 3.625% Senior Notes due April 2025 and $750 million in 4.000% Senior Notes due April 2030 under the 2019 Shelf Registration. Proceeds from the debt issuance were used to repay a portion of the outstanding commercial paper borrowings and for other general corporate purposes.

On April 18, 2019, the Company issued $300 million in 3.125% Senior Notes due April 2024 and $450 million in 3.750% Senior Notes due April 2029 under the 2019 Shelf Registration. Proceeds from the debt issuance were used to repay a portion of the outstanding commercial paper borrowings, the $250 million in 1.625% Senior Notes due in April 2019 and for other general corporate purposes.

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

As of August 29, 2020, the Company was in compliance with all covenants related to its borrowing arrangements.

All of the Company’s debt is unsecured. Scheduled maturities of debt are as follows:

Scheduled
(in thousands)	Maturities

2021	$250,000
2022	500,000
2023	800,000
2024	300,000
2025	900,000
Thereafter	2,800,000
Subtotal	5,550,000
Discount and debt issuance costs	36,629
Total Debt	$5,513,371

The fair value of the Company’s debt was estimated at $6.081 billion as of August 29, 2020, and $5.419 billion as of August 31, 2019, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $567.5 million at August 29, 2020, which reflects face amount, adjusted for any unamortized debt issuance costs and discounts. At August 31, 2019, the fair value was greater than the carrying value of debt by $212.7 million.

Note J – Interest Expense

Net interest expense consisted of the following:

	Year Ended
	August 29,	August 31,	August 25,
(in thousands)	2020	2019	2018

Interest expense	$208,021	$193,671	$181,668
Interest income	(5,689)	(7,396)	(5,636)
Capitalized interest	(1,167)	(1,471)	(1,505)
	$201,165	$184,804	$174,527

Note K – Stock Repurchase Program

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Board. On October 7, 2019, the Board voted to authorize the repurchase of an additional $1.25 billion of its common stock in connection with its ongoing share repurchase program. Since the inception of the repurchase program in 1998, the Board has authorized $23.15 billion in share repurchases. The Company has $795.9 million remaining under the Board’s authorization to repurchase its common stock.

The Company’s share repurchase activity consisted of the following:

	Year Ended
	August 29,	August 31,	August 25,
(in thousands)	2020	2019	2018

Amount	$930,903	$2,004,896	$1,592,013
Shares	826	2,182	2,398

During fiscal year 2020, the Company retired 1.9 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1.879 billion and decreased Additional paid-in capital by $99.7 million. During the comparable prior year period, the Company retired 2.6 million shares of treasury stock, which increased Retained deficit by $1.707 billion and decreased Additional paid-in capital by $125.4 million.

During fiscal 2020, the Company temporarily ceased share repurchases to conserve liquidity in response to the uncertainty related to COVID-19. While the Company restarted share repurchases during the first quarter of fiscal year 2021, the Company will continue to evaluate current and expected business conditions and adjust the level of share repurchases as the Company deems appropriate.

Subsequent to August 29, 2020, the Company has repurchased 269,795 shares of common stock at an aggregate cost of $314.4 million. Considering the cumulative repurchases subsequent to August 29, 2020, the Company has $481.5 million remaining under the Board’s authorization to repurchase its common stock.

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

On December 19, 2017, the Board of Directors approved a resolution to terminate both of the Company’s pension plans, effective March 15, 2018. The Company offered plan participants the option to receive an annuity purchased from an insurance carrier or a lump-sum cash payment based on a number of factors. During the fourth quarter of 2018, the Company contributed $11.4 million to the pension plans to ensure that sufficient assets were available for the lump-sum payments and annuity purchases, completed the transfer of all lump sum payments, transferred all remaining benefit obligations related to the pension plans to a highly rated insurance company, and recognized $130.3 million of non-cash pension termination charges in Operating, selling, general and administrative expenses in the Consolidated Statements of Income. During fiscal 2019, the Company received a refund of $6.8 million related primarily to annuity purchase overpayments, recorded in Operating, selling, general and administrative expenses, net within the Consolidated statements of income. No refunds or expenses related to pension termination occurred in fiscal 2020. There are no actuarial assumptions reflected in any pension plans estimates. The Company will no longer have any remaining defined pension benefit obligation and thus no periodic pension benefit expense.

Net periodic benefit expense consisted of the following:

Year Ended
August 25
(in thousands)	2018(1)

Interest cost	$10,356
Expected return on plan assets	(18,997)
Recognized net actuarial losses	10,736
Settlement loss	130,263
Net periodic benefit expense	$132,358

(1) The pension plans were terminated in fiscal 2018.

The Company has a 401(k) plan that covers all domestic employees who meet the plan’s participation requirements. The plan features include Company matching contributions, immediate 100% vesting of Company contributions and a savings option up to 25% of qualified earnings. The Company makes matching contributions, per pay period, up to a specified percentage of employees’ contributions as approved by the Board. The Company made matching contributions to employee accounts in connection with the 401(k) plan of $29.8 million in fiscal 2020, $25.8 million in fiscal 2019 and $23.1 million in fiscal 2018.

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

Note N – Goodwill and Intangibles

The Company had approximately $302.6 million of goodwill, which is allocated to the Auto Parts Locations operating segment at August 29, 2020 and August 31, 2019. The Company performs its annual goodwill and intangibles impairment test in the fourth quarter of each fiscal year. In the fourth quarter of fiscal 2020 and 2019, the Company concluded its remaining goodwill was not impaired.

The carrying amounts of intangible assets are included in Other long-term assets as follows:

	August 29, 2020
	Estimated	Gross		Net
	Useful	Carrying	Accumulated	Carrying
(in thousands)	Life	Amount	Amortization	Amount

Amortizing intangible assets:
Customer relationships	3-10 years	29,376	(27,933)	1,443
Total intangible assets other than goodwill		$29,376	$(27,933)	$1,443

	August 31, 2019
	Estimated	Gross		Net
	Useful	Carrying	Accumulated	Carrying
(in thousands)	Life	Amount	Amortization	Amount

Amortizing intangible assets:
Technology	3-5 years	$870	$(870)	$—
Customer relationships	3-10 years	29,376	(23,760)	5,616
Total intangible assets other than goodwill		$30,246	$(24,630)	$5,616

Amortization expense of intangible assets for the years ended August 29, 2020 and August 31, 2019 was $4.2 million, respectively.

Total future amortization expense for intangible assets that have finite lives, based on the existing intangible assets and their current estimated useful lives as of August 29, 2020, is estimated to be $1.4 million for fiscal 2021 and none thereafter.

Note O – Leases

The Company adopted ASU 2016-02, Leases (Topic 842), beginning with its first quarter ended November 23, 2019 which requires leases to be recognized on the balance sheet. Leases with an original term of 12 months or less are not recognized in the Company’s Condensed Consolidated Balance Sheets, and the lease expense related to these short-term leases is recognized over the lease term. The Company aggregates lease and non-lease components, which includes fixed common-area maintenance costs at its retail store locations, for all classes of leased assets, except vehicles. The Company’s vehicle leases typically include variable non-lease components, such as maintenance and fuel charges. The Company excludes these variable non-lease components from vehicle lease payments for the purpose of calculating the right-of-use assets and liabilities. These variable lease payments are expensed as incurred.

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

The Company’s finance leases for vehicles have a stated borrowing rate which it uses in determining the present value of the lease payments over the lease term. Substantially all the operating leases and finance leases for real estate do not provide a stated borrowing rate. Accordingly, the Company uses its incremental borrowing rate at commencement or modification date in determining the present value of lease payments over the lease term. For operating leases that commenced prior to the date of adoption of the new standard, the Company used the incremental borrowing rate that corresponded to the remaining lease term as of the date of adoption.

Lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet are as follows:

(in thousands)	Classification	August 29, 2020

Assets:
Operating	Operating lease right-of-use assets	$2,581,677
Finance	Property and equipment	327,006
Total lease assets		$2,908,683
Liabilities:
Current:
Operating	Current portion of operating lease liabilities	$223,680
Finance	Accrued expenses and other	67,498
Noncurrent:
Operating	Operating lease liabilities, less current portion	2,501,726
Finance	Other long-term liabilities	155,855
Total lease liabilities		$2,948,759

Accumulated amortization related to finance lease assets was $107.3 million as of August 29, 2020.

Lease costs for finance and operating leases are as follows:

		For year ended
(in thousands)	Statement of Income Location	August 29, 2020

Finance lease cost:
Amortization of lease assets	Depreciation and amortization	$55,920
Interest on lease liabilities	Interest expense, net	4,355
Operating lease cost(1)	Selling, general and administrative expenses	355,230
Total lease cost		$415,505

(1)	Includes short-term leases, variable lease costs and sublease income, which are immaterial.

The future rental payments, inclusive of renewal options that have been included in defining the expected lease term, of our operating and finance lease obligations as of August 29, 2020 having initial or remaining lease terms in excess of one year are as follows:

	Finance	Operating
(in thousands)	Leases	Leases	Total

2021	$69,013	$302,890	$371,903
2022	57,188	324,860	382,048
2023	45,377	307,859	353,236
2024	24,590	284,296	308,886
2025	10,447	259,099	269,546
Thereafter	44,765	2,055,365	2,100,130
Total lease payments	251,380	3,534,369	3,785,749
Less: Interest	(28,027)	(808,963)	(836,990)
Present value of lease liabilities	$223,353	$2,725,406	$2,948,759

The following table summarizes the Company’s lease term and discount rate assumptions:

August 29, 2020
Weighted-average remaining lease term in years, inclusive of renewal options that are reasonably certain to be exercised
Finance leases – real estate	27
Finance leases – vehicles	3
Operating leases	15
Weighted-average discount rate:
Finance leases – real estate	3.49%
Finance leases – vehicles	2.29%
Operating leases	3.46%

Cash paid for amounts included in the measurement of operating lease liabilities of $352.9 million was reflected in cash flows from operating activities in the consolidated statement of cash flows for fiscal 2020.

As of August 29, 2020, the Company has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for real estate and have undiscounted future payments of approximately $16.7 million and will commence when the Company obtains possession of the underlying leased asset. Commencement dates are expected to be from fiscal 2021 to fiscal 2022.

Note P – Commitments and Contingencies

Construction commitments, primarily for new stores, totaled approximately $50.9 million at August 29, 2020.

The Company had $246.9 million in outstanding standby letters of credit and $56.7 million in surety bonds as of August 29, 2020, which all have expiration periods of less than one year. A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover reimbursement obligations to our workers’ compensation carriers. There are no additional contingent liabilities associated with these instruments as the underlying liabilities are already reflected in the Consolidated Balance Sheets. The standby letters of credit and surety bonds arrangements have automatic renewal clauses.

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

Note R – Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers using the modified retrospective method beginning with our first quarter ending in fiscal 2019, November 17, 2018. The cumulative effect of initially applying ASU 2014-09 resulted in an increase to the opening retained deficit balance of $6.8 million, net of taxes at August 26, 2018, and a related adjustment to accounts receivable, other current assets, other long-term assets, other current liabilities and deferred income taxes as of that date. Revenue for periods prior to August 26, 2018 were not adjusted and continue to be reported under the accounting standards in effect for the prior periods.

There were no material contract assets, liabilities or deferred costs recorded on the Consolidated Balance Sheet as of August 29, 2020. Revenue related to unfulfilled performance obligations as of August 29, 2020 and August 31, 2019 is not significant. Refer to “Note S – Segment Reporting” for additional information related to revenue recognized during the period.

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

The Auto Parts Locations segment is a retailer and distributor of automotive parts and accessories through the Company’s 6,549 locations in the U.S., Mexico and Brazil. Each location carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

The Other category reflects business activities of three operating segments that are not separately reportable due to the materiality of these operating segments. The operating segments include ALLDATA, which produces, sells and maintains diagnostic and repair information software used in the automotive repair industry and E-commerce, which includes direct sales to customers through www.autozone.com for sales that are not fulfilled by local stores; and AutoAnything, which includes direct sales to customers through www.autoanything.com, prior to the Company’s sale of substantially all of its assets on February 26, 2018.

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. The following table shows segment results for the following fiscal years:

	Year Ended
	August 29,	August 31,	August 25,
(in thousands)	2020	2019	2018

Net Sales
Auto Parts Locations	$12,405,929	$11,645,235	$10,951,498
Other	226,038	218,508	269,579
Total	$12,631,967	$11,863,743	$11,221,077

Segment Profit
Auto Parts Locations	$6,617,508	$6,209,229	$5,805,561
Other	153,245	155,772	168,185
Gross profit	6,770,753	6,365,001	5,973,746
Operating, selling, general and administrative expenses(1)	(4,353,074)	(4,148,864)	(4,162,890)
Interest expense, net	(201,165)	(184,804)	(174,527)
Income before income taxes	$2,216,514	$2,031,333	$1,636,329

Segment Assets:
Auto Parts Locations	$14,303,427	$9,781,926	$9,231,021
Other	120,445	113,987	115,959
Total	$14,423,872	$9,895,913	$9,346,980

Capital Expenditures:
Auto Parts Locations	$432,067	$479,120	$499,762
Other	25,669	16,930	22,026
Total	$457,736	$496,050	$521,788

Auto Parts Locations Sales by Product Grouping:
Failure	$6,088,859	$5,728,294	$5,338,890
Maintenance items	4,284,913	4,140,987	3,914,546
Discretionary	2,032,157	1,775,954	1,698,062
Auto Parts Locations net sales	$12,405,929	$11,645,235	$10,951,498

(1)	Operating, selling, general and administrative expenses for fiscal 2018 include $130.3 million related to pension termination charges and $193.2 million related to impairment charges.

Note T – Quarterly Summary (1)

(Unaudited)

				Sixteen
	Twelve Weeks Ended			Weeks Ended
	November 23,	February 15,	May 9,	August 29,
(in thousands, except per share data)	2019	2020	2020	2020(2)

Net sales	$2,793,038	$2,513,663	$2,779,299	$4,545,968
Gross profit	1,501,068	1,366,063	1,490,648	2,412,975
Operating profit	500,023	407,938	491,673	1,018,045
Income before income taxes	456,280	363,603	444,223	952,407
Net income	350,338	299,282	342,896	740,457
Basic earnings per share	14.67	12.70	14.66	31.67
Diluted earnings per share	14.30	12.39	14.39	30.93

				Seventeen
	Twelve Weeks Ended			Weeks Ended
	November 17,	February 9,	May 4,	August 31,
(in thousands, except per share data)	2018	2019	2019	2019(2)

Net sales	$2,641,733	$2,450,568	$2,783,006	$3,988,435
Gross profit	1,417,474	1,325,107	1,492,020	2,130,400
Operating profit	487,818	400,020	547,523	780,775
Income before income taxes	448,812	358,658	504,284	719,578
Net income(3)	351,406	294,638	405,949	565,228
Basic earnings per share	13.71	11.71	16.35	23.15
Diluted earnings per share	13.47	11.49	15.99	22.59

(1)	The sum of quarterly amounts may not equal the annual amounts reported due to rounding. In addition, the earnings per share amounts are computed independently for each quarter while full year is based on the annual weighted average shares outstanding.
(2)	The fourth quarter for fiscal 2020 is based on a 16-week period while fiscal 2019 is based on a 17-week period. All other quarters presented are based on a 12-week period.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 29, 2020, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 29, 2020.

Internal Control Over Financial Reporting

A report of AutoZone’s management on our internal control over financial reporting (as such term defined in Rule 13a-15(f) under the Exchange Act) as a report of Ernst & Young, LLP, an independent registered public accounting firm, on the effectiveness of AutoZone’s internal control over financial reporting are included in Part I, Item 8 of this document and is incorporated herein by reference.

Changes in Internal Control Over Financial Reportings

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

Our internal control over financial reporting as of August 29, 2020 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended August 29, 2020, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 29, 2020.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in Part I, Item 1 of this document in the section entitled “Information about our Executive Officers,” is incorporated herein by reference in response to this item. Additionally, the information contained in AutoZone, Inc.’s Proxy Statement dated October 26, 2020, in the sections entitled “Corporate Governance Matters,” “Proposal 1 – Election of Directors” and “Delinquent Section 16(a) Reports,” is incorporated herein by reference in response to this item.

The Company has adopted a Code of Ethical Conduct for Financial Executives that applies to its chief executive officer, chief financial officer, chief accounting officer and other financial executives. The Company has made the Code of Ethical Conduct available at www.autozone.com, which can be accessed by clicking “Investor Relations” located at the bottom of the page.

Item 11. Executive Compensation

The information contained in AutoZone, Inc.’s Proxy Statement dated October 26, 2020, in the section entitled “Executive Compensation,” is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in AutoZone, Inc.’s Proxy Statement dated October 26, 2020, in the sections entitled “Security Ownership of Management and Board of Directors,” “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plans” is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in AutoZone, Inc’s Proxy Statement dated October 26, 2020, in the sections entitled “Related Party Transactions” and “Corporate Governance Matters – Independence” is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information contained in AutoZone, Inc.’s Proxy Statement dated October 26, 2020, in the section entitled “Proposal 2 – Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

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

4.3	Form of 3.700% Senior Notes due 2022. Incorporated by reference from the Form 8-K dated April 24, 2012.

4.4

Officers’ Certificate dated November 13, 2012, pursuant to Section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 2.875% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 13, 2012.

4.5	Form of 2.875% Senior Notes due 2023. Incorporated by reference from the Form 8-K dated November 13, 2012.

4.6

Officers’ Certificate dated April 29, 2013, pursuant to Section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 29, 2013.

4.7	Form of 3.125% Senior Notes due 2023. Incorporated by reference to Exhibit 4.2 to the Form 8-K dated April 29, 2013.

4.8

Officers’ Certificate dated April 29, 2015, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 2.500% Senior Notes due 2021. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 29, 2015.

4.9	Form of 2.500% Senior Notes dated 2021. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated April 29, 2015.

4.10

Officers’ Certificate dated April 29, 2015, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.250% Senior Notes due 2025. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 29, 2015.

4.11	Form of 3.250% Senior Notes due 2025. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 29, 2015.

4.12

Officers’ Certificate dated April 21, 2016, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2026. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 21, 2016.

4.13	Form 3.125% Senior Notes due 2026. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 21, 2016.

4.14

Officers’ Certificate dated April 18, 2017, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.750% Senior Notes due 2027. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 18, 2017.

4.15	Form of 3.750% Senior Notes due 2027. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 18, 2017.

4.16

Officers’ Certificate dated April 18, 2019, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2024. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 18, 2019.

4.17

Officers’ Certificate dated April 18, 2019, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.750% Senior Notes due 2029. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 18, 2019.

4.18	Form of 3.125% Senior Notes due 2024. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated April 18, 2019.

4.19	Form of 3.750% Senior Notes due 2029. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 18, 2019.

4.20

Officers’ Certificate dated March 30, 2020, pursuant to Section 3.2 of the Indenture, dated March 30, 2020, setting forth the terms of the 3.625% Senior Notes due 2025. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated March 30, 2020.

4.21

Officers’ Certificate dated March 30, 2020, pursuant to Section 3.2 of the Indenture, dated March 30, 2020, setting forth the terms of the 4.000% Senior Notes due 2030. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated March 30, 2020.

4.22	Form of 3.625% Note due 2025. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated March 30, 2020.

4.23	Form of 4.000% Note due 2030. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated March 30, 2020.

4.24	Form of 4.000% Note due 2030. Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated March 30, 2020.
4.25	Form of 1.650% Note due 2031. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated August 14, 2020.

4.26	Form of 1.650% Note due 2031. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated August 14, 2020.

4.27

Officers’ Certificate dated August 14, 2020, pursuant to Section 3.2 of the Indenture, dated August 14, 2020, setting forth the terms of the 1.650% Senior Notes due 2031. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated August 14, 2020.

4.28	Description of Securities of AutoZone, Inc.

*10.1	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended August 26, 2000.

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

*10.8	Agreement dated February 14, 2008, between AutoZone, Inc. and William C. Rhodes, III. Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K dated February 15, 2008.

*10.9

AutoZone, Inc. 2015 Executive Incentive Compensation Plan incorporated by reference to Exhibit A to the definitive proxy statement dated October 27, 2014, for the Annual Meeting of Stockholders held December 18, 2014.

*10.10

AutoZone, Inc. 2011 Equity Incentive Award Plan, incorporated by reference to Exhibit A to the definitive proxy statement dated October 25, 2010, for the Annual Meeting of Stockholders held December 15, 2010.

*10.11	Form of Stock Option Agreement under the 2006 Stock Option Plan, effective September 2010. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.12

Form of Stock Option Agreement under the 2006 Stock Option Plan for certain executive officers, effective September 2010. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.13

Form of Letter Agreement dated as of December 14, 2010, amending certain Stock Option Agreements of executive officers. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.14	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated March 17, 2011.

*10.15

Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for officers effective September 27, 2011. Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.16	First Amended and Restated AutoZone, Inc. Enhanced Severance Pay Plan. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated March 17, 2011.

*10.17

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

*10.19	Second Amendment to the AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 14, 2011.

*10.20	Offer letter dated August 5, 2020, to Jamere Jackson. Incorporated by reference to Exhibit 10.1 on Form 8-K dated September 14, 2020.

*10.21	Amended and Restated AutoZone, Inc. Executive Deferred Compensation Plan dated December 17, 2013. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated March 25, 2014.

*10.22	AutoZone, Inc. Director Compensation Program effective January 1, 2020.

*10.23

Amended and Restated AutoZone, Inc. 2011 Equity Incentive Award Plan dated December 16, 2015. Incorporated by reference to Exhibit A to the definitive proxy statement dated October 26, 2015, for the Annual Meeting of Stockholders held December 16, 2015.

10.24

Third Amended and Restated Credit Agreement dated as of November 18, 2016, among AutoZone, Inc., as Borrower, the lenders party thereto and Bank of America, N.A. as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated November 21, 2016.

*10.25

AutoZone, Inc. Sixth Amended and Restated Executive Stock Purchase Plan. Incorporated by reference to Exhibit A to the definitive proxy statement dated October 24, 2016, for the Annual Meeting of Stockholders held December 14, 2016.

10.26

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

*10.27

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Award Plan for officers effective September 27, 2011. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated December 17, 2018.

*10.28

364-Day Credit Agreement, dated April 3, 2020, by and among the Company, as borrower, the several lenders from time to time party thereto, and U.S. Bank, National Association., as administrative agent for the lenders. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated April 7, 2020.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	Cover Page XBRL File
*	Management contract or compensatory plan or arrangement.

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

Dated: October 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ WILLIAM C. RHODES, III	Chairman, President and Chief Executive Officer	October 26, 2020
William C. Rhodes, III	(Principal Executive Officer)

/s/ WILLIAM T. GILES	Chief Financial Officer and Executive Vice	October 26, 2020
William T. Giles	President – Finance, Information Technology and
Store Development (Principal Financial Officer)

/s/ CHARLIE PLEAS, III	Senior Vice President and Controller	October 26, 2020
Charlie Pleas, III	(Principal Accounting Officer)

/s/ DOUGLAS H. BROOKS	Director	October 26, 2020
Douglas H. Brooks

/s/ MICHAEL M. CALBERT	Director	October 26, 2020
Michael M. Calbert

/s/ LINDA A. GOODSPEED	Director	October 26, 2020
Linda A. Goodspeed

/s/ EARL G. GRAVES, JR.	Director	October 26, 2020
Earl, G. Graves, Jr.

/s/ ENDERSON GUIMARAES	Director	October 26, 2020
Enderson Guimaraes

/s/ D. BRYAN JORDAN	Director	October 26, 2020
D. Bryan Jordan

/s/ GALE V. KING	Director	October 26, 2020
Gale V. King

/s/ GEORGE R. MRKONIC, JR.	Director	October 26, 2020
George R. Mrkonic, Jr.

/s/ JILL A. SOLTAU	Director	October 26, 2020
Jill A. Soltau