Form 10-Q
period 2020-11-21
AUTOZONE INC
filed 2020-12-18
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 21, 2020, or

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

Common Stock, $.01 Par Value – 22,759,106 shares outstanding as of December 11, 2020.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 21,	August 29,
(in thousands)	2020	2020

Assets
Current assets:
Cash and cash equivalents	$1,664,005	$1,750,815
Accounts receivable	350,915	364,774
Merchandise inventories	4,628,334	4,473,282
Other current assets	193,541	223,001
Total current assets	6,836,795	6,811,872

Property and equipment:
Property and equipment	8,283,676	8,136,542
Less: Accumulated depreciation and amortization	(3,697,674)	(3,627,321)
	4,586,002	4,509,221

Operating lease right-of-use assets	2,607,019	2,581,677
Goodwill	302,645	302,645
Deferred income taxes	29,887	27,843
Other long-term assets	206,226	190,614
	3,145,777	3,102,779
	$14,568,574	$14,423,872

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,282,313	$5,156,324
Current portion of operating lease liabilities	246,332	223,846
Accrued expenses and other	771,360	827,668
Income taxes payable	156,698	75,253
Total current liabilities	6,456,703	6,283,091

Long-term debt	5,514,874	5,513,371
Operating lease liabilities, less current portion	2,524,008	2,501,560
Deferred income taxes	370,076	354,186
Other long-term liabilities	729,893	649,641

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 23,761 shares issued and 22,855 shares outstanding as of November 21, 2020; 23,697 shares issued and 23,376 shares outstanding as of August 29, 2020	238	237
Additional paid-in capital	1,323,037	1,283,495
Retained deficit	(1,008,537)	(1,450,970)
Accumulated other comprehensive loss	(306,907)	(354,252)
Treasury stock, at cost	(1,034,811)	(356,487)
Total stockholders’ deficit	(1,026,980)	(877,977)
	$14,568,574	$14,423,872

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended
	November 21,	November 23,
(in thousands, except per share data)	2020	2019

Net sales	$3,154,261	$2,793,038
Cost of sales, including warehouse and delivery expenses	1,478,644	1,291,970
Gross profit	1,675,617	1,501,068
Operating, selling, general and administrative expenses	1,060,392	1,001,045
Operating profit	615,225	500,023
Interest expense, net	46,179	43,743
Income before income taxes	569,046	456,280
Income tax expense	126,613	105,942
Net income	$442,433	$350,338

Weighted average shares for basic earnings per share	23,223	23,875
Effect of dilutive stock equivalents	555	618
Weighted average shares for diluted earnings per share	23,778	24,493

Basic earnings per share	$19.05	$14.67
Diluted earnings per share	$18.61	$14.30

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended
	November 21,	November 23,
(in thousands)	2020	2019

Net income	$442,433	$350,338
Other comprehensive income:
Foreign currency translation adjustments	46,995	19,040
Unrealized losses on marketable debt securities, net of taxes	(309)	(188)
Net derivative activities, net of taxes	659	389
Total other comprehensive income	47,345	19,241
Comprehensive income	$489,778	$369,579

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twelve Weeks Ended
	November 21,	November 23,
(in thousands)	2020	2019

Cash flows from operating activities:
Net income	$442,433	$350,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	89,551	89,750
Amortization of debt origination fees	3,150	2,195
Deferred income taxes	10,295	1,940
Share-based compensation expense	10,508	9,996
Changes in operating assets and liabilities:
Accounts receivable	17,491	(23,246)
Merchandise inventories	(124,746)	(133,206)
Accounts payable and accrued expenses	56,273	48,270
Income taxes payable	79,558	69,390
Other, net	98,978	31,675
Net cash provided by operating activities	683,491	447,102

Cash flows from investing activities:
Capital expenditures	(113,036)	(101,407)
Purchase of marketable debt securities	(45,985)	(35,448)
Proceeds from sale of marketable debt securities	51,210	45,765
(Payments) proceeds from disposal of capital assets and other, net	(2,368)	379
Net cash used in investing activities	(110,179)	(90,711)

Cash flows from financing activities:
Net proceeds of commercial paper	—	79,700
Net proceeds from sale of common stock	28,666	8,822
Purchase of treasury stock	(678,324)	(449,999)
Repayment of principal portion of finance lease liabilities	(13,786)	(14,331)
Net cash used in financing activities	(663,444)	(375,808)

Effect of exchange rate changes on cash	3,322	1,206

Net decrease in cash and cash equivalents	(86,810)	(18,211)
Cash and cash equivalents at beginning of period	1,750,815	176,300
Cash and cash equivalents at end of period	$1,664,005	$158,089

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Twelve Weeks Ended November 21, 2020
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 29, 2020	23,697	$237	$1,283,495	$(1,450,970)	$(354,252)	$(356,487)	$(877,977)
Net income	—	—	—	442,433	—	—	442,433
Total other comprehensive loss	—	—	—	—	47,345	—	47,345
Purchase of 584 shares of treasury stock	—	—	—	—	—	(678,324)	(678,324)
Issuance of common stock under stock options and stock purchase plans	64	1	28,665	—	—	—	28,666
Share-based compensation expense	—	—	10,877	—	—	—	10,877
Balance at November 21, 2020	23,761	$238	$1,323,037	$(1,008,537)	$(306,907)	$(1,034,811)	$(1,026,980)

	Twelve Weeks Ended November 23, 2019
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 31, 2019	25,445	$254	$1,264,448	$(1,305,347)	$(269,322)	$(1,403,884)	$(1,713,851)
Net income	—	—	—	350,338	—	—	350,338
Total other comprehensive income	—	—	—	—	19,241	—	19,241
Purchase of 403 shares of treasury stock	—	—	—	—	—	(449,999)	(449,999)
Issuance of common stock under stock options and stock purchase plans	20	—	8,822	—	—	—	8,822
Share-based compensation expense	—	—	9,359	—	—	—	9,359
Balance at November 23, 2019	25,465	$254	$1,282,629	$(955,009)	$(250,081)	$(1,853,883)	$(1,776,090)

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and related notes included in the AutoZone, Inc. (“AutoZone” or the “Company”) Annual Report on Form 10-K for the year ended August 29, 2020.

Operating results for the twelve weeks ended November 21, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 28, 2021. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters of fiscal 2021 and 2020 each have 16 weeks.

Recent Accounting Pronouncements:

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles – Goodwill and Other Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the new guidance on a prospective basis in the first quarter of fiscal 2021. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which was subsequently amended in November 2018 through ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments Credit Losses. ASU 2016-13 requires entities to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The Company adopted this guidance using the modified retrospective adoption method beginning with its first quarter ended November 21, 2020. The adoption of this new guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements and related disclosures. The balance for allowance for uncollectable accounts was $9.8 million at November 21, 2020 and $10.0 million at August 29, 2020.

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

Stock Options:

The Company made stock option grants of 194,511 shares during the twelve week period ended November 21, 2020 and granted options to purchase 188,324 shares during the comparable prior year period. The Company grants options to purchase common stock to certain of its employees under its plan at prices equal to the market value of the stock on the date of grant. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date.

The weighted average fair value of the stock option awards granted during the twelve week periods ended November 21, 2020 and November 23, 2019, using the Black-Scholes-Merton multiple-option pricing valuation model, was $299.48 and $252.39 per share, respectively, using the following weighted average key assumptions:

	Twelve Weeks Ended
	November 21,	November 23,
	2020	2019

Expected price volatility	28%	22%
Risk-free interest rate	0.4%	1.4%
Weighted average expected lives (in years)	5.6	5.5
Forfeiture rate	10%	10%
Dividend yield	0%	0%

During the twelve week period ended November 21, 2020, 59,990 stock options were exercised at a weighted average exercise price of $496.58. In the comparable prior year period, 18,407 stock options were exercised at a weighted average exercise price of $568.16.

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

As of November 21, 2020, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $14.5 million, before income taxes, which we expect to recognize over an estimated weighted average period of 3.1 years.

Transactions related to restricted stock units for the twelve weeks ended November 21, 2020 were as follows:

		Weighted-
	Number	Average Grant
	of Shares	Date Fair Value

Nonvested at August 29, 2020	14,160	$910.63
Granted	6,328	1,139.99
Vested	(4,069)	888.78
Canceled or forfeited	(20)	962.49
Nonvested at November 21, 2020	16,399	$1,004.49

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $10.5 million for the twelve week period ended November 21, 2020, and $10.0 million for the comparable prior year period.

For the twelve week period ended November 21, 2020, 293,280 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 107,511 anti-dilutive shares were excluded from the dilutive earnings per share computation.

See AutoZone’s Annual Report on Form 10-K for the year ended August 29, 2020, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s Amended and Restated 2011 Equity Incentive Award Plan and the 2020 Director Compensation Program.

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	November 21, 2020
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$41,085	$194	$—	$41,279
Other long-term assets	83,666	16,678	—	100,344
	$124,751	$16,872	$—	$141,623

	August 29, 2020
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$75,651	$467	$—	$76,118
Other long-term assets	58,792	12,329	—	71,121
	$134,443	$12,796	$—	$147,239

At November 21, 2020, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheets consisted of short-term marketable debt securities, which are included within Other current assets, and long-term marketable debt securities, which are included in Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable debt securities, by asset class, are described in “Note D – Marketable Debt Securities.”

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

Note D – Marketable Debt Securities

Marketable debt securities are carried at fair value, with unrealized gains and losses, net of income taxes, recorded in Accumulated other comprehensive loss until realized, and any credit risk related losses are recognized in net income in the period incurred. The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” The Company’s available-for-sale marketable debt securities consisted of the following:

	November 21, 2020
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$42,192	$816	$—	$43,008
Government bonds	75,235	968	(18)	76,185
Mortgage-backed securities	6,590	68	(1)	6,657
Asset-backed securities and other	15,644	131	(2)	15,773
	$139,661	$1,983	$(21)	$141,623

	August 29, 2020
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$46,652	$970	$(4)	$47,618
Government bonds	44,594	1,172	—	45,766
Mortgage-backed securities	4,842	75	—	4,917
Asset-backed securities and other	48,798	143	(3)	48,938
	$144,886	$2,360	$(7)	$147,239

The debt securities held at November 21, 2020, had effective maturities ranging from less than one year to approximately three years. At November 21, 2020, the Company held eight securities that are in an unrealized loss position. In evaluating whether the securities are deemed to be impaired on an other than temporary basis, the Company considers factors such as the duration and severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value. An allowance for credit losses was deemed unnecessary given consideration of the factors above.

Included above in total available-for-sale marketable debt securities are $62.3 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note E – Derivative Financial Instruments

At November 21, 2020, the Company had $30.4 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives, which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week periods ended November 21, 2020 and November 23, 2019, the Company reclassified $863 thousand and $509 thousand of net losses from Accumulated other comprehensive loss to Interest expense, respectively. The Company expects to reclassify $3.7 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note F – Merchandise Inventories

Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or net realizable value for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. Due to historical price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is not to write up inventory in excess of replacement cost. The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $362.5 million at November 21, 2020 and $357.0 million at August 29, 2020.

Note G – Financing

The Company’s long-term debt consisted of the following:

	November 21,	August 29,
(in thousands)	2020	2020

2.500% Senior Notes due April 2021, effective interest rate of 2.62%	$250,000	$250,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.125% Senior Notes due April 2024, effective interest rate 3.32%	300,000	300,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.625% Senior Notes due April 2025, effective interest rate 3.78%	500,000	500,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate of 3.83%	600,000	600,000
3.750% Senior Notes due April 2029, effective interest rate of 3.86%	450,000	450,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	750,000
1.650% Senior Notes due January 2031, effective interest rate of 2.19%	600,000	600,000
Total debt before discounts and debt issuance costs	5,550,000	5,550,000
Less: Discounts and debt issuance costs	35,126	36,629
Long-term debt	$5,514,874	$5,513,371

As of November 21, 2020, the $250 million 2.500% Senior Notes due April 2021 are classified as long-term in the accompanying Condensed Consolidated Balance Sheets as the Company has the ability and intent to refinance them on a long-term basis through available capacity in its revolving credit agreements. As of November 21, 2020, the Company had $2.748 billion of availability under its $2.750 billion revolving credit agreements, which would allow the Company to replace these short-term obligations with long-term financing facilities.

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

On April 3, 2020, the Company entered into a 364-Day Credit Agreement (the “364-Day Credit Agreement”) to augment the Company’s access to liquidity due to current macroeconomic conditions, specifically the pandemic, and to supplement the Company’s existing Revolving Credit Agreement. The 364-Day Credit Agreement provides for loans in the aggregate principal amount of up to $750 million. The 364-Day Credit Agreement will terminate, and all amounts borrowed under the 364-Day Credit Agreement will be due and payable, on April 2, 2021. Revolving loans under the 364-Day Credit Agreement may be base rate loans, Eurodollar loans, or a combination of both, at the Company’s election.

As of November 21, 2020, the Company had no outstanding borrowings under either of the revolving credit agreements and $1.7 million of outstanding letters of credit under the Revolving Credit Agreement.

Under the Company’s revolving credit agreements, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances.

The fair value of the Company’s debt was estimated at $6.055 billion as of November 21, 2020, and $6.081 billion as of August 29, 2020, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $540.1 million and $567.5 million at November 21, 2020 and August 29, 2020, respectively, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts.

All Senior Notes are subject to an interest rate adjustment if the debt ratings assigned are downgraded (as defined in the agreements). Further, the Senior Notes contain a provision that repayment may be accelerated if the Company experiences a change in control (as defined in the agreements). The Company’s borrowings under its Senior Notes contain minimal covenants, primarily restrictions on liens, sale and leaseback transactions and consolidations, mergers and the sale of assets. All of the repayment obligations under its borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs.

As of November 21, 2020, the Company was in compliance with all covenants and expects to remain in compliance with all covenants under its borrowing arrangements.

Note H – Stock Repurchase Program

From January 1, 1998 to November 21, 2020, the Company has repurchased a total of 148.3 million shares of its common stock at an aggregate cost of $23.032 billion, including 584,379 shares of its common stock at an aggregate cost of $678.3 million during the twelve week period ended November 21, 2020. Considering the cumulative repurchases as of November 21, 2020, the Company had $117.6 million remaining under the Board’s authorization to repurchase its common stock.

On December 15, 2020, the Board voted to increase the authorization by $1.5 billion to raise the cumulative share repurchase authorization from $23.15 billion to $24.65 billion. Subsequent to November 21, 2020, the Company has repurchased 97,140 shares of its common stock at an aggregate cost of $110.0 million. Considering the cumulative repurchases and the increase in authorization subsequent to November 21, 2020, the Company has $1.508 billion remaining under the Board’s authorization to repurchase its stock.

Note I – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale debt securities. Changes in Accumulated other comprehensive loss for the twelve week periods ended November 21, 2020 and November 23, 2019 consisted of the following:

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(2)	on Securities		Derivatives		Total

Balance at August 29, 2020	$(332,321)	$1,845		$(23,776)		$(354,252)
Other comprehensive income (loss) before reclassifications(1)	46,995	(322)	(3)	—		46,673
Amounts reclassified from Accumulated other comprehensive loss	—	13	(3)	659	(3)	672
Balance at November 21, 2020	$(285,326)	$1,536		$(23,117)		$(306,907)

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(2)	on Securities		Derivatives		Total

Balance at August 31, 2019	$(265,598)	$591		$(4,315)		$(269,322)
Other comprehensive income (loss) before reclassifications(1)	19,040	(233)	(3)	—		18,807
Amounts reclassified from Accumulated other comprehensive loss	—	45	(3)	389	(3)	434
Balance at November 23, 2019	$(246,558)	$403		$(3,926)		$(250,081)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.
(3)	Amounts shown are net of taxes/tax benefits.

Note J – Litigation

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

Note K – Leases

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

Lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet are as follows:

		November 21,	August 29,
(in thousands)	Classification	2020	2020

Assets:
Operating	Operating lease right-of-use assets	$2,607,019	$2,581,677
Finance	Property and equipment	328,153	327,006
Total lease assets		$2,935,172	$2,908,683
Liabilities:
Current:
Operating	Current portion of operating lease liabilities	$246,332	$223,846
Finance	Accrued expenses and other	63,408	67,498
Noncurrent:
Operating	Operating lease liabilities, less current portion	2,524,008	2,501,560
Finance	Other long-term liabilities	169,513	155,855
Total lease liabilities		$3,003,261	$2,948,759

Accumulated amortization related to finance lease assets was $95.0 million as of November 21, 2020 and $107.3 million as of August 29, 2020.

Lease costs for finance and operating leases for the twelve week period ended November 21, 2020 are as follows:

		Twelve Weeks Ended
		November 21,	November 23,
(in thousands)	Statement of Income Location	2020	2019

Finance lease cost:
Amortization of lease assets	Depreciation and amortization	$9,319	$12,656
Interest on lease liabilities	Interest expense, net	703	1,385
Operating lease cost(1)	Selling, general and administrative expenses	84,103	81,799
Total lease cost		$94,125	$95,840

(1)	Includes short-term leases, variable lease costs and sublease income, which are immaterial.

The following table summarizes the Company’s lease term and discount rate assumptions:

November 21,
2020

Weighted-average remaining lease term in years, inclusive of renewal options that are reasonably certain to be exercised:
Finance leases – real estate	27
Finance leases – vehicles	4
Operating leases	15
Weighted-average discount rate:
Finance leases – real estate	3.48%
Finance leases – vehicles	2.04%
Operating leases	3.46%

The following table summarizes the other information related to the Company’s lease liabilities:

	Twelve Weeks Ended
	November 21,	November 23,
(in thousands)	2020	2019

Cash paid for amounts included in the measurement of lease liabilities – operating cash flows from operating leases	$49,171	$50,526
Leased assets obtained in exchange for new finance lease liabilities	23,136	18,297
Leased assets obtained in exchange for new operating lease liabilities	94,105	19,656

As of November 21, 2020, the Company has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases have undiscounted future payments of approximately $36.8 million for real estate and $85.0 million for vehicles, of which the majority will replace existing leased vehicles, and will commence when the Company obtains possession of the underlying leased asset. Commencement dates are expected to be from fiscal 2021 to fiscal 2022.

Note L – Segment Reporting

The Company’s operating segments (Domestic Auto Parts, Mexico and Brazil) are aggregated as one reportable segment: Auto Parts Stores. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in “Note A – Significant Accounting Policies” in its Annual Report on Form 10-K for the year ended August 29, 2020.

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 6,590 locations in the U.S., Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended
	November 21,	November 23,
(in thousands)	2020	2019

Net Sales
Auto Parts Stores	$3,101,597	$2,743,239
Other	52,664	49,799
Total	$3,154,261	$2,793,038

Segment Profit
Auto Parts Stores	$1,639,904	$1,466,161
Other	35,713	34,907
Gross profit	1,675,617	1,501,068
Operating, selling, general and administrative expenses	(1,060,392)	(1,001,045)
Interest expense, net	(46,179)	(43,743)
Income before income taxes	$569,046	$456,280

Note M – Subsequent Events

On December 8, 2020, the Company announced that its Board of Directors approved an additional week of Emergency Time-Off for eligible employees and extended the current carryover period for Paid Time-Off in response to the coronavirus (“COVID-19”). The Company estimates this will result in approximately $50.0 million of expense that will be recorded in the second quarter of this fiscal year.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. (the Company) as of November 21, 2020, the related condensed consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for the twelve week periods ended November 21, 2020 and November 23, 2019, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of August 29, 2020, the related consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated October 26, 2020, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 29, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

December 18, 2020

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis (“MD&A”), we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect the future results of AutoZone, Inc. (“AutoZone” or the “Company”). The following MD&A discussion should be read in conjunction with our Condensed Consolidated Financial Statements, related notes to those statements and other financial information, including forward-looking statements and risk factors, that appear elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended August 29, 2020 and other filings with the SEC.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “seek,” “may,” “could,” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand; energy prices; weather; competition; credit market conditions; cash flows; access to available and feasible financing; future stock repurchases; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; risks associated with self -insurance; war and the prospect of war, including terrorist activity; the impact of public health issues, such as the ongoing global pandemic of a novel strain of the coronavirus (“COVID-19”); inflation; the ability to hire, train and retain qualified employees; construction delays; the compromising of confidentiality, availability or integrity of information, including cyber-attacks; historic growth rate sustainability; downgrade of our credit ratings; damages to our reputation; challenges in international markets; failure or interruption of our information technology systems; origin and raw material costs of suppliers; disruption in our supply chain, due to public health epidemics or otherwise; impact of tariffs; anticipated impact of new accounting standards; and business interruptions. Certain of these risks and uncertainties are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of our Annual Report on Form 10-K for the year ended August 29, 2020, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance, actual results, developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. However, it should be understood that it is not possible to identify or predict all such risks and other factors that could affect these forward-looking statements. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are the leading retailer, and a leading distributor, of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at November 21, 2020, operated 5,924 stores in the U.S., 621 stores in Mexico and 45 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At November 21, 2020, in 5,043 of our domestic stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in all stores in Mexico and Brazil. We also sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com and our commercial customers can make purchases through www.autozonepro.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve weeks ended November 21, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2021. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters of fiscal 2021 and 2020 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September, and the lowest sales generally occurring in the months of December and January.

COVID-19 Impact

In the first quarter of fiscal 2021, the COVID-19 pandemic has continued to impact our business.  While our sales remain at an elevated level compared to sales prior to the pandemic, we have seen a deceleration in sales growth rates throughout this quarter as we get further away from the pandemic-related government stimulus, which we believe benefitted many of our customers and normal seasonality.  Our main priority continues to be the health, safety and well-being of our customers and employees.  We continue to invest in supplies for the protection of our employees and customers, continue the increased frequency of cleaning and disinfecting our stores and require masks when entering our facilities. Our current operating expenses reflect the increased costs associated with personal protective equipment and more frequent cleaning of our stores, which we expect to continue for the duration of the pandemic.  Additionally, on December 8, 2020, we announced that we are providing additional Emergency Time-Off (“ETO”) benefit enhancements for both full and part-time eligible employees in the U.S. along with extending the carryover of unused ETO and normal vacation benefits that will be recognized as an expense of approximately $50 million in our second quarter of fiscal 2021.

The long-term impact to our business remains unknown as we are unable to accurately predict the impact COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, the efficacy of a vaccine, the likelihood of a resurgence of the outbreak, actions that may be taken by governmental authorities intended to minimize the spread of the pandemic or to stimulate the economy and other unintended consequences.  Accordingly, continued business disruption related to the COVID-19 outbreak may continue to cause significant fluctuations in our business, unusually impacting demand for our products, our store hours and our workforce availability and magnify risks associated with our business and operations. See “Risk Factors—The ongoing outbreak of COVID-19 has been declared a pandemic by the World Health Organization, continues to spread within the United States and many other parts of the world and may have a material adverse effect on our business operations, financial condition, liquidity and cash flow.” in our Annual Report on Form 10-K for additional information.

Executive Summary

Net sales increased 12.9% for the quarter ended November 21, 2020 compared to the prior year period, which was driven by an increase in domestic same store sales (sales from stores open at least one year) of 12.3%. Domestic commercial sales increased 11.9% compared to the prior year period, which represents 22.0% of our total sales. Operating profit increased by 23.0% to $615.2 million compared to $500.0 million in the same period last year. Net income for the quarter increased by 26.3% to $442.4 million compared to $350.3 million in the same period last year. Diluted earnings per share increased by 30.1% to $18.61 per share from $14.30 per share in the comparable prior year period. The increase in net income for the quarter ended November 21, 2020 was driven by strong topline growth.

Our business is impacted by various factors within the economy that affect both our consumer and our industry, including but not limited to fuel costs, wage rates and other economic conditions, including the effects of, and responses to, COVID-19. Given the nature of these macroeconomic factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

During the first quarter of fiscal 2021, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 84% of total sales, which is consistent with the comparable prior year period, with failure related categories continuing to be the largest portion of our sales mix. While we have not experienced any fundamental shifts in our category sales mix as compared to the previous year, in our domestic stores we continue to experience a slight increase in mix of sales of the discretionary category as compared to previous quarters. We believe the improvement in this sales category continues to benefit from the pandemic as many of our customers spent more time and money to work on projects.

The two statistics we believe have the most positive correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including macroeconomic factors and the number of seven year old or older vehicles on the road. The average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. According to the latest data provided by the Auto Care Association in the 2021 Auto Care Factbook, for the ninth consecutive year, the average age of vehicles on the road has exceeded 11 years. Since the beginning of the fiscal year and through September 2020 (latest publicly available information), miles driven in the U.S. decreased 8.6% compared to the same period in the prior year. We believe the decrease is a result of the COVID-19 pandemic, but we are unable to predict if the decline does continue, the extent of the impact will have on our business.

Twelve Weeks Ended November 21, 2020

Compared with Twelve Weeks Ended November 23, 2019

Net sales for the twelve weeks ended November 21, 2020 increased $361.2 million to $3.154 billion, or 12.9% over net sales of $2.793 billion for the comparable prior year period. Total auto parts sales increased by 13.1%, primarily driven by an increase in domestic same store sales of 12.3% and net sales of $41.1 million from new stores. Domestic commercial sales increased $73.9 million to $695.3 million, or 11.9%, over the comparable prior year period.

Gross profit for the twelve weeks ended November 21, 2020 was $1.676 billion, compared with $1.501 billion during the comparable prior year period. Gross profit, as a percentage of sales was 53.1% for the twelve weeks ended November 21, 2020 compared to 53.7% during the comparable prior year period. The decrease in gross profit percent was primarily attributable to one-time COVID-19 pandemic related charges, increased loyalty program participation resulting from increased purchase frequency from existing customers, and a shift in mix.

Operating, selling, general and administrative expenses for the twelve weeks ended November 21, 2020 were $1.060 billion, or 33.6% of net sales, compared with $1.001 billion, or 35.8% of net sales during the comparable prior year period. The decrease in operating expenses, as a percentage of sales, was primarily due to leverage from higher sales growth.

Net interest expense for the twelve weeks ended November 21, 2020 was $46.2 million compared with $43.7 million during the comparable prior year period. The increase was primarily due to higher debt levels. Average borrowings for the twelve weeks ended November 21, 2020 were $5.514 billion, compared with $5.190 billion for the comparable prior year period. Weighted average borrowing rates were 3.3% and 3.1% for the quarter ended November 21, 2020 and November 23, 2019, respectively.

Our effective income tax rate was 22.2% of pretax income for the twelve weeks ended November 21, 2020, and 23.2% for the comparable prior year period. The decrease in the tax rate was primarily attributable to a higher benefit from stock options exercised during the twelve weeks ended November 21, 2020 compared to the comparable prior year period. The benefit of stock options exercised for the twelve weeks ended November 21, 2020 was $7.6 million compared to $1.5 million in the comparable prior year period.

Net income for the twelve week period ended November 21, 2020 increased by $92.1 million to $442.4 million from $350.3 million in the comparable prior year period, and diluted earnings per share increased by 30.1% to $18.61 from $14.30 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.48.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the twelve weeks ended November 21, 2020, our net cash flows from operating activities provided $683.5 million as compared with $447.1 million provided during the comparable prior year period. The increase is primarily due to growth in net income due to accelerated sales growth as a result of the COVID-19 pandemic and the timing of accrued payments.

Our net cash flows used in investing activities for the twelve weeks ended November 21, 2020 were $110.2 million as compared with $90.7 million in the comparable prior year period. Capital expenditures for the twelve weeks ended November 21, 2020 were $113.0 million compared to $101.4 million for the comparable prior year period. The increase is primarily driven by increased store openings compared to the comparable prior year period. During the twelve week period ended November 21, 2020 and November 23, 2019, we opened 41 and 22 net new stores, respectively. Investing cash flows were impacted by our wholly owned captive, which purchased $46.0 million and sold $51.2 million in marketable debt securities during the twelve weeks ended November 21, 2020. During the comparable prior year period, the captive purchased $35.4 million in marketable debt securities and sold $45.8 million.

Our net cash flows used in financing activities for the twelve weeks ended November 21, 2020 were $663.4 million compared to $375.8 million in the comparable prior year period. We did not have any commercial paper activity during the twelve week period ended November 21, 2020 as compared to $79.7 million in net proceeds in the comparable prior year period. Stock repurchases were $678.3 million in the current twelve week period as compared with $450.0 million in the comparable prior year period. For the twelve weeks ended November 21, 2020, proceeds from the sale of common stock and exercises of stock options provided $28.7 million. In the comparable prior year period, proceeds from the sale of common stock and exercises of stock options provided $8.8 million.

During fiscal 2021, we expect to increase the investment in our business as compared to fiscal 2020. The expected increase is driven by delays in capital spending for the third and fourth quarter of fiscal 2020 related to the COVID-19 pandemic. Our investments continue to be directed primarily to new stores, supply chain infrastructure, technology and enhancements to existing stores. The amount of our investments in our new stores is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the U.S., Mexico or Brazil, or located in urban or rural areas.

In addition to the building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in arrangements with financial institutions whereby they factor their AutoZone receivables, allowing them to receive early payment from the financial institution on our invoices at a discounted rate. The terms of these agreements are between the vendor and the financial institution. Upon request from the vendor, we confirm to the vendor’s financial institution the balances owed to the vendor, the due date and agree to waive any right of offset to the confirmed balances. A downgrade in our credit or changes in the financial markets may limit the financial institutions’ willingness to participate in these arrangements, which may result in the vendor wanting to renegotiate payment terms. A reduction in payment terms would increase the working capital required to fund future inventory investments. Extended payment terms from our vendors have allowed us to continue our high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 114.1% at November 21, 2020, compared to 110.3% at November 23, 2019.

Depending on the timing and magnitude of our future investments (either in the form of leased or purchased properties or acquisitions), we anticipate that we will rely primarily on internally generated funds and available borrowing capacity to support a majority of our capital expenditures, working capital requirements and stock repurchases. The balance may be funded through new borrowings. We anticipate that we will be able to obtain such financing based on our current credit ratings and favorable experiences in the debt markets in the past.

For the trailing four quarters ended November 21, 2020, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP measure, was 40.3% as compared to 35.5% for the comparable prior year period. We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. For the trailing four quarters ended November 21, 2020, ROIC was presented net of average excess cash of $668.0 million. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

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

On April 3, 2020, we entered into a 364-Day Credit Agreement (the “364-Day Credit Agreement”) to augment our access to liquidity due to macroeconomic conditions and supplements our existing Revolving Credit Agreement. The 364-Day Credit Agreement provides for loans in the aggregate principal amount of up to $750 million. The 364-Day Credit Agreement will terminate, and all amounts borrowed under the 364-Day Credit Agreement will be due and payable, on April 2, 2021. Revolving loans under the 364-Day Credit Agreement may be base rate loans, Eurodollar loans, or a combination of both, at our election.

As of November 21, 2020, we had no outstanding borrowings under either of our revolving credit facilities and $1.7 million of outstanding letters of credit under the Revolving Credit Agreement.

Under our revolving credit agreements, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of November 21, 2020, we had $25.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2022.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $224.3 million in letters of credit outstanding as of November 21, 2020. These letters of credit have various maturity dates and were issued on an uncommitted basis.

All Senior Notes are subject to an interest rate adjustment if the debt ratings assigned are downgraded (as defined in the agreements). Further, the Senior Notes contain a provision that repayment may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our Senior Notes contain minimal covenants, primarily restrictions on liens, sale and leaseback transactions and consolidations, mergers and the sale of assets. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs. As of November 21, 2020, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

As of November 21, 2020, the $250 million 2.500% Senior Notes due April 2021 are classified as long-term in the Condensed Consolidated Balance Sheets as we have the ability and intent to refinance them on a long-term basis through available capacity in our revolving credit agreements. As of November 21, 2020, we had $2.748 billion of availability under our $2.750 billion revolving credit agreements, which would allow us to replace these short-term obligations with long-term financing facilities.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 1.9:1 as of November 21, 2020 and was 2.5:1 as of November 23, 2019. We calculate adjusted debt as the sum of total debt, finance lease liabilities and rent times six; and we calculate adjusted EBITDAR by adding interest, taxes, depreciation, amortization, rent, and share-based compensation expense to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. For the trailing four quarters ended November 21, 2020, debt was presented net of excess cash of $1.469 billion. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. To the extent EBITDAR continues to grow in future years, we expect our debt levels to increase; conversely, if EBITDAR declines, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

From January 1, 1998 to November 21, 2020, we have repurchased a total of 148.3 million shares of our common stock at an aggregate cost of $23.032 billion, including 584,379 shares of our common stock at an aggregate cost of $678.3 million during the twelve week period ended November 21, 2020. Considering cumulative repurchases as of November 21, 2020, we had $117.6 million remaining under the Board’s authorization to repurchase our common stock.

On December 15, 2020, the Board voted to increase the authorization by $1.5 billion to raise the cumulative share repurchase authorization from $23.15 billion to $24.65 billion. Subsequent to November 21, 2020, we have repurchased 97,140 shares of our common stock at an aggregate cost of $110.0 million. Considering the cumulative repurchases and the increase in authorization subsequent to November 21, 2020, we have $1.508 billion remaining under the Board’s authorization to repurchase our common stock.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have canceled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at November 21, 2020, was $250.9 million, compared with $246.9 million at August 29, 2020, and our total surety bonds commitment at November 21, 2020, was $40.7 million, compared with $56.7 million at August 29, 2020.

Financial Commitments

As of November 21, 2020, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 29, 2020.

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

Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented non-GAAP financial measures, as we believe they provide additional information that is useful to investors as it indicates more clearly our comparative year-to-year operating results. Furthermore, our management and the Compensation Committee of the Board use these non-GAAP financial measures to analyze and compare our underlying operating results and use select measurements to determine payments of performance-based compensation. We have included a reconciliation of this information to the most comparable GAAP measures in the following reconciliation tables.

Reconciliation of Non-GAAP Financial Measure: Adjusted After-Tax ROIC

The following tables calculate the percentages of adjusted ROIC for the trailing four quarters ended November 21, 2020 and November 23, 2019.

	A	B	A-B=C	D	C+D
	Fiscal Year	Twelve	Forty	Twelve	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 29,	November 23,	August 29,	November 21,	November 21,
(in thousands, except percentages)	2020	2019	2020	2020	2020

Net income	$1,732,972	$350,338	$1,382,634	$442,433	$1,825,067
Adjustments:
Interest expense	201,165	43,743	157,422	46,179	203,601
Rent expense(2)	329,783	75,592	254,191	78,027	332,218
Tax effect(3)	(114,685)	(25,776)	(88,909)	(26,828)	(115,737)
Adjusted after-tax return	$2,149,235	$443,897	$1,705,338	$539,811	$2,245,149

Average debt(4)(5)					$4,769,061
Average stockholders’ deficit(5)					(1,404,980)
Add: Rent x 6(2)					1,993,308
Average finance lease liabilities(5)					214,601
Invested capital					$5,571,990

Adjusted after-tax ROIC					40.3%

	A	B	A-B=C	D	C+D
	Fiscal Year	Twelve	Forty-One	Twelve	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 31,	November 17,	August 31,	November 23,	November 23,
(in thousands, except percentages)	2019(1)	2018	2019	2019	2019

Net income	$1,617,221	$351,406	$1,265,815	$350,338	$1,616,153
Adjustments:
Interest expense	184,804	39,006	145,798	43,743	189,541
Rent expense(2)	332,726	71,216	261,510	75,592	337,102
Tax effect(3)	(107,129)	(22,816)	(84,313)	(24,702)	(109,015)
Deferred tax liabilities, net of repatriation tax	(6,340)	—	(6,340)	—	(6,340)
Adjusted after-tax return	$2,021,282	$438,812	$1,582,470	$444,971	$2,027,441

Average debt(5)					$5,182,565
Average stockholders' deficit(5)					(1,666,486)
Add: Rent x 6(2)					2,022,612
Average finance lease liabilities(5)					170,863
Invested capital					$5,709,554

Adjusted after-tax ROIC					35.5%

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended November 21, 2020 and November 23, 2019.

	A	B	A-B=C	D	C+D
	Fiscal Year	Twelve	Forty	Twelve	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 29,	November 23,	August 29,	November 21,	November 21,
(in thousands, except ratios)	2020	2019	2020	2020	2020

Net income	$1,732,972	$350,338	$1,382,634	$442,433	$1,825,067
Add: Interest expense	201,165	43,743	157,422	46,179	203,601
Income tax expense	483,542	105,942	377,600	126,613	504,213
Adjusted EBIT	2,417,679	500,023	1,917,656	615,225	2,532,881
Add: Depreciation and amortization expense	397,466	89,750	307,716	89,551	397,267
Rent expense(2)	329,783	75,592	254,191	78,027	332,218
Share-based expense	44,835	9,996	34,839	10,508	45,347
Adjusted EBITDAR	$3,189,763	$675,361	$2,514,402	$793,311	$3,307,713

Debt(6)					$4,045,681
Financing lease liabilities					232,921
Add: Rent x 6(2)					1,993,308
Adjusted debt					$6,271,910

Adjusted debt to EBITDAR					1.9

	A	B	A-B=C	D	C+D
	Fiscal Year	Twelve	Forty-One	Twelve	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 31,	November 17,	August 31,	November 23,	November 23,
(in thousands, except ratio)	2019(1)	2018	2019	2019	2019

Net income	$1,617,221	$351,406	$1,265,815	$350,338	$1,616,153
Add: Interest expense	184,804	39,006	145,798	43,743	189,541
Income tax expense	414,112	97,406	316,706	105,942	422,648
Adjusted EBIT	2,216,137	487,818	1,728,319	500,023	2,228,342
Add: Depreciation and amortization expense	369,957	82,452	287,505	89,750	377,255
Rent expense(2)	332,726	71,216	261,510	75,592	337,102
Share-based expense	43,255	10,527	32,728	9,996	42,724
Adjusted EBITDAR	$2,962,075	$652,013	$2,310,062	$675,361	$2,985,423

Debt					$5,287,324
Finance lease liabilities					195,663
Add: Rent x 6(2)					2,022,612
Adjusted debt					$7,505,599

Adjusted debt to EBITDAR					2.5

(1)	The fiscal year ended August 31, 2019 consists of 53 weeks.
(2)	The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the 52 weeks ended November 21, 2020 and 53 weeks ended November 23, 2019 (in thousands):

Total lease cost, per ASC 842, for the 52 weeks ended November 21, 2020	$413,790
Less: Finance lease interest and amortization	(56,256)
Less: Variable operating lease components, related to insurance and common area maintenance for the 52 weeks ended November 21, 2020	(25,316)
Rent expense for the 52 weeks ended November 21, 2020	$332,218

Total lease cost, per ASC 842, for the 12 weeks ended November 23, 2019	$95,840
Less: Finance lease interest and amortization	(14,041)
Less: Variable operating lease components, related to insurance and common area maintenance for the 12 weeks ended November 23, 2019	(6,207)
Rent expense for the 12 weeks ended November 23, 2019	$75,592
Add: Rent expense for the 41 weeks ended August 31, 2019 as previously reported prior to the adoption of ASC 842	261,510
Rent expense for the 53 weeks ended November 23, 2019	$337,102

(3)	Effective tax rate over trailing four quarters ended November 21, 2020 and November 23, 2019 is 21.6% and 20.7%, respectively.
(4)	Average debt for the trailing four quarters ended November 21, 2020 is presented net of average excess cash of $668.0 million.
(5)	All averages are computed based on trailing 5 quarter balances.
(6)	The Company ended the 12 weeks ended November 21, 2020 with excess cash of $1.469 billion. Debt is presented net of excess cash.

Recent Accounting Pronouncements

Refer to Note A of the Notes to Condensed Consolidated Financial Statements for the discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 29, 2020. There have been no significant changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended August 29, 2020.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

At November 21, 2020, we had no material change to our instruments and positions that is sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 29, 2020.

The fair value of our debt was estimated at $6.055 billion as of November 21, 2020, and $6.081 billion as of August 29, 2020, based on the quoted market prices for the same or similar debt issues or on the current rates available to us for debt having the same remaining maturities. Such fair value was greater than the carrying value of debt by $540.1 million and $567.5 million at November 21, 2020 and August 29, 2020, respectively. We did not have any variable rate debt outstanding at November 21, 2020. The carrying value of debt reflects its face amount adjusted for any unamortized debt issuance costs and discounts. We had outstanding fixed rate debt of $5.515 billion, net of unamortized debt issuance costs of $35.1 million at November 21, 2020 and $5.513 billion, net of unamortized debt issuance costs of $36.6 million at August 29, 2020. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by $304.1 million at November 21, 2020.

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 21, 2020, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 21, 2020.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 21, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part 1, Item 3, of our Annual Report in Form 10-K for the fiscal year ended August 29, 2020.

Item 1A.           Risk Factors

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 29, 2020.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended November 21, 2020 were as follows:

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

August 30, 2020 to September 26, 2020	17,431	$1,147.35	17,431	$775,890,528
September 27, 2020 to October 24, 2020	279,010	1,168.13	279,010	449,970,108
October 25, 2020 to November 21, 2020	287,938	1,154.43	287,938	117,565,977
Total	584,379	$1,160.76	584,379	$117,565,977

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended on December 15, 2020 to increase the repurchase authorization by $1.5 billion. This brings the total value of shares to be repurchased to $24.65 billion. All of the above repurchases were part of this program.

Subsequent to November 21, 2020, we have repurchased 97,140 shares of our common stock at an aggregate cost of $110.0 million.

Item 3.          Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

Not applicable.

Item 6.          Exhibits

The following exhibits are being filed herewith:

3.1	Restated Articles of Incorporation of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Seventh Amended and Restated By-Laws of AutoZone, Inc. incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 19, 2018.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended November 21, 2020, has been formatted in Inline XBRL.

*	Furnished herewith.

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
Dated: December 18, 2020