Form 10-Q
period 2021-02-13
AUTOZONE INC
filed 2021-03-19
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 13, 2021, or

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

Common Stock, $.01 Par Value – 22,036,780 shares outstanding as of March 12, 2021.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 13,	August 29,
(in thousands)	2021	2020

Assets
Current assets:
Cash and cash equivalents	$1,026,164	$1,750,815
Accounts receivable	352,517	364,774
Merchandise inventories	4,736,826	4,473,282
Other current assets	211,338	223,001
Total current assets	6,326,845	6,811,872

Property and equipment:
Property and equipment	8,410,097	8,136,542
Less: Accumulated depreciation and amortization	(3,782,104)	(3,627,321)
	4,627,993	4,509,221

Operating lease right-of-use assets	2,660,667	2,581,677
Goodwill	302,645	302,645
Deferred income taxes	30,240	27,843
Other long-term assets	211,603	190,614
	3,205,155	3,102,779
	$14,159,993	$14,423,872

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,351,096	$5,156,324
Current portion of operating lease liabilities	252,523	223,846
Current portion of debt	250,000	—
Accrued expenses and other	866,297	827,668
Income taxes payable	84,355	75,253
Total current liabilities	6,804,271	6,283,091

Debt, less current portion	5,266,396	5,513,371
Operating lease liabilities, less current portion	2,566,974	2,501,560
Deferred income taxes	358,161	354,186
Other long-term liabilities	687,764	649,641

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 22,796 shares issued and 22,183 shares outstanding as of February 13, 2021; 23,697 shares issued and 23,376 shares outstanding as of August 29, 2020	228	237
Additional paid-in capital	1,314,424	1,283,495
Retained deficit	(1,801,764)	(1,450,970)
Accumulated other comprehensive loss	(300,839)	(354,252)
Treasury stock, at cost	(735,622)	(356,487)
Total stockholders’ deficit	(1,523,573)	(877,977)
	$14,159,993	$14,423,872

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 13,	February 15,	February 13,	February 15,
(in thousands, except per share data)	2021	2020	2021	2020

Net sales	$2,910,818	$2,513,663	$6,065,078	$5,306,700
Cost of sales, including warehouse and delivery expenses	1,351,435	1,147,600	2,830,078	2,439,569
Gross profit	1,559,383	1,366,063	3,235,000	2,867,131
Operating, selling, general and administrative expenses	1,077,616	958,125	2,138,008	1,959,170
Operating profit	481,767	407,938	1,096,992	907,961
Interest expense, net	46,012	44,335	92,191	88,078
Income before income taxes	435,755	363,603	1,004,801	819,883
Income tax expense	89,809	64,321	216,422	170,263
Net income	$345,946	$299,282	$788,379	$649,620

Weighted average shares for basic earnings per share	22,648	23,570	22,935	23,722
Effect of dilutive stock equivalents	520	590	538	604
Weighted average shares for diluted earnings per share	23,168	24,160	23,473	24,326

Basic earnings per share	$15.27	$12.70	$34.37	$27.38
Diluted earnings per share	$14.93	$12.39	$33.59	$26.70

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 13,	February 15,	February 13,	February 15,
(in thousands)	2021	2020	2021	2020

Net income	$345,946	$299,282	$788,379	$649,620
Other comprehensive income:
Foreign currency translation adjustments	5,601	21,178	52,596	40,218
Unrealized (losses) gains on marketable debt securities, net of taxes	(192)	178	(501)	(10)
Net derivative activities, net of taxes	659	388	1,318	777
Total other comprehensive income	6,068	21,744	53,413	40,985
Comprehensive income	$352,014	$321,026	$841,792	$690,605

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Four Weeks Ended
	February 13,	February 15,
(in thousands)	2021	2020

Cash flows from operating activities:
Net income	$788,379	$649,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	184,027	180,420
Amortization of debt origination fees	6,369	4,216
Deferred income taxes	(1,772)	11,154
Share-based compensation expense	24,178	22,107
Changes in operating assets and liabilities:
Accounts receivable	15,991	(28,897)
Merchandise inventories	(229,542)	(262,234)
Accounts payable and accrued expenses	216,540	6,571
Income taxes payable	11,180	11,124
Other, net	24,497	57,563
Net cash provided by operating activities	1,039,847	651,644

Cash flows from investing activities:
Capital expenditures	(238,644)	(190,563)
Purchase of marketable debt securities	(48,384)	(56,347)
Proceeds from sale of marketable debt securities	60,575	70,812
(Payments) proceeds from disposal of capital assets and other, net	(1,951)	1,185
Net cash used in investing activities	(228,404)	(174,913)

Cash flows from financing activities:
Net proceeds from commercial paper	—	242,700
Net proceeds from sale of common stock	66,510	48,705
Purchase of treasury stock	(1,578,323)	(764,846)
Repayment of principal portion of finance lease liabilities	(29,076)	(29,324)
Net cash used in financing activities	(1,540,889)	(502,765)

Effect of exchange rate changes on cash	4,795	2,704

Net decrease in cash and cash equivalents	(724,651)	(23,330)
Cash and cash equivalents at beginning of period	1,750,815	176,300
Cash and cash equivalents at end of period	$1,026,164	$152,970

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Twelve Weeks Ended February 13, 2021
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at November 21, 2020	23,761	$238	$1,323,037	$(1,008,537)	$(306,907)	$(1,034,811)	$(1,026,980)
Net income	—	—	—	345,946	—	—	345,946
Total other comprehensive income	—	—	—	—	6,068	—	6,068
Retirement of treasury shares	(1,044)	(10)	(60,005)	(1,139,173)	—	1,199,188	—
Purchase of 752 shares of treasury stock	—	—	—	—	—	(899,999)	(899,999)
Issuance of common stock under stock options and stock purchase plans	79	—	37,844	—	—	—	37,844
Share-based compensation expense	—	—	13,548	—	—	—	13,548
Balance at February 13, 2021	22,796	$228	$1,314,424	$(1,801,764)	$(300,839)	$(735,622)	$(1,523,573)

	Twelve Weeks Ended February 15, 2020
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at November 23, 2019	25,465	$254	$1,282,629	$(955,009)	$(250,081)	$(1,853,883)	$(1,776,090)
Net income	—	—	—	299,282	—	—	299,282
Total other comprehensive income	—	—	—	—	21,744	—	21,744
Retirement of treasury shares	(1,912)	(19)	(99,686)	(1,878,595)	—	1,978,300	—
Purchase of 267 shares of treasury stock	—	—	—	—	—	(314,847)	(314,847)
Issuance of common stock under stock options and stock purchase plans	100	2	46,477	—	—	—	46,479
Share-based compensation expense	—	—	12,313	—	—	—	12,313
Balance at February 15, 2020	23,653	$237	$1,241,733	$(2,534,322)	$(228,337)	$(190,430)	$(1,711,119)

	Twenty-Four Weeks Ended February 13, 2021
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total
Balance at August 29, 2020	23,697	$237	$1,283,495	$(1,450,970)	$(354,252)	$(356,487)	$(877,977)
Net income	—	—	—	788,379	—	—	788,379
Total other comprehensive income	—	—	—	—	53,413	—	53,413
Retirement of treasury shares	(1,044)	(10)	(60,005)	(1,139,173)	—	1,199,188	—
Purchase of 1,336 shares of treasury stock	—	—	—	—	—	(1,578,323)	(1,578,323)
Issuance of common stock under stock options and stock purchase plans	143	1	66,509	—	—	—	66,510
Share-based compensation expense	—	—	24,425	—	—	—	24,425
Balance at February 13, 2021	22,796	$228	$1,314,424	$(1,801,764)	$(300,839)	$(735,622)	$(1,523,573)

	Twenty-Four Weeks Ended February 15, 2020
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 31, 2019	25,445	$254	$1,264,448	$(1,305,347)	$(269,322)	$(1,403,884)	$(1,713,851)
Net income	—	—	—	649,620	—	—	649,620
Total other comprehensive income	—	—	—	—	40,985	—	40,985
Retirement of treasury shares	(1,912)	(19)	(99,686)	(1,878,595)	—	1,978,300	—
Purchase of 670 shares of treasury stock	—	—	—	—	—	(764,846)	(764,846)
Issuance of common stock under stock options and stock purchase plans	120	2	55,299	—	—	—	55,301
Share-based compensation expense	—	—	21,672	—	—	—	21,672
Balance at February 15, 2020	23,653	$237	$1,241,733	$(2,534,322)	$(228,337)	$(190,430)	$(1,711,119)

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

Operating results for the twelve and twenty-four weeks ended February 13, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 28, 2021. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters of fiscal 2021 and 2020 each have 16 weeks.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which was subsequently amended in November 2018 through ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments Credit Losses. ASU 2016-13 requires entities to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The Company adopted this guidance using the modified retrospective adoption method beginning with its first quarter ended November 21, 2020. The adoption of this new guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements and related disclosures. The balance for allowance for uncollectable accounts was $11.2 million at February 13, 2021 and $10.0 million at August 29, 2020.

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

Stock Options:

The Company made stock option grants of 196,161 shares during the twenty-four week period ended February 13, 2021 and granted options to purchase 188,324 shares during the comparable prior year period. The Company grants options to purchase common stock to certain of its employees under its plan at prices equal to the market value of the stock on the date of grant. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date.

The weighted average fair value of the stock option awards granted during the twenty-four week periods ended February 13, 2021 and February 15, 2020, using the Black-Scholes-Merton multiple-option pricing valuation model, was $299.86 and $252.39 per share, respectively, using the following weighted average key assumptions:

	Twenty-Four Weeks Ended
	February 13,	February 15,
	2021	2020

Expected price volatility	28%	22%
Risk-free interest rate	0.4%	1.4%
Weighted average expected lives (in years)	5.6	5.5
Forfeiture rate	10%	10%
Dividend yield	0%	0%

During the twenty-four week period ended February 13, 2021, 138,705 stock options were exercised at a weighted average exercise price of $484.13. In the comparable prior year period, 105,860 stock options were exercised at a weighted average exercise price of $476.60.

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

As of February 13, 2021, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $13.3 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.9 years.

Transactions related to restricted stock units for the twenty-four weeks ended February 13, 2021 were as follows:

		Weighted-
	Number	Average Grant
	of Shares	Date Fair Value

Nonvested at August 29, 2020	14,160	$910.63
Granted	8,064	1,149.77
Vested	(5,805)	977.48
Canceled or forfeited	(78)	1,008.34
Nonvested at February 13, 2021	16,341	$1,003.98

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $13.7 million for the twelve week period ended February 13, 2021, and $12.1 million for the comparable prior year period. Total share-based compensation expense was $24.2 million for the twenty-four week period ended February 13, 2021, and $22.1 million for the comparable prior year period.

For the twelve week period ended February 13, 2021, 196,280 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 188,486 anti-dilutive shares were excluded from the dilutive earnings per share computation. There were 248,578 anti-dilutive shares excluded from the diluted earnings per share computation for the twenty-four week period ended February 13, 2021, and 147,998 anti-dilutive shares excluded for the comparable prior year period.

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	February 13, 2021
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$42,741	$2	$—	$42,743
Other long-term assets	74,508	17,161	—	91,669
	$117,249	$17,163	$—	$134,412

	August 29, 2020
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$75,651	$467	$—	$76,118
Other long-term assets	58,792	12,329	—	71,121
	$134,443	$12,796	$—	$147,239

At February 13, 2021, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheets consisted of short-term marketable debt securities, which are included within Other current assets, and long-term marketable debt securities, which are included in Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable debt securities, by asset class, are described in “Note D – Marketable Debt Securities.”

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

	February 13, 2021
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$35,515	$701	$—	$36,216
Government bonds	73,237	798	—	74,035
Mortgage-backed securities	5,702	90	—	5,792
Asset-backed securities and other	18,240	129	—	18,369
	$132,694	$1,718	$—	$134,412

	August 29, 2020
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$46,652	$970	$(4)	$47,618
Government bonds	44,594	1,172	—	45,766
Mortgage-backed securities	4,842	75	—	4,917
Asset-backed securities and other	48,798	143	(3)	48,938
	$144,886	$2,360	$(7)	$147,239

The debt securities held at February 13, 2021, had effective maturities ranging from less than one year to approximately six years. In evaluating whether a credit loss exists for the securities, the Company considers factors such as the severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value. An allowance for credit losses was deemed unnecessary given consideration of the factors above.

Included above in total available-for-sale marketable debt securities are $62.4 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note E – Derivative Financial Instruments

At February 13, 2021, the Company had $29.5 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives, which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week periods ended February 13, 2021 and February 15, 2020, the Company reclassified $863 thousand and $508 thousand of net losses from Accumulated other comprehensive loss to Interest expense, respectively. During the twenty-four week period ended February 13, 2021 and the comparable prior year period, the Company reclassified $1.7 million and $1.0 million of net losses from Accumulated other comprehensive loss to Interest expense, respectively. The Company expects to reclassify $3.7 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 13 periods.

Note F – Merchandise Inventories

Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or net realizable value for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. Due to historical price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is not to write up inventory in excess of replacement cost. The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $363.3 million at February 13, 2021 and $357.0 million at August 29, 2020.

Note G – Financing

The Company’s debt consisted of the following:

	February 13,	August 29,
(in thousands)	2021	2020

2.500% Senior Notes due April 2021, effective interest rate of 2.62%	$250,000	$250,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.125% Senior Notes due April 2024, effective interest rate 3.32%	300,000	300,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.625% Senior Notes due April 2025, effective interest rate 3.78%	500,000	500,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate of 3.83%	600,000	600,000
3.750% Senior Notes due April 2029, effective interest rate of 3.86%	450,000	450,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	750,000
1.650% Senior Notes due January 2031, effective interest rate of 2.19%	600,000	600,000
Total debt before discounts and debt issuance costs	5,550,000	5,550,000
Less: Current portion of debt	250,000	—
Less: Discounts and debt issuance costs	33,604	36,629
Debt, less current portion	$5,266,396	$5,513,371

As of February 13, 2021, the $250 million 2.500% Senior Notes due April 2021 are classified as current in the accompanying Condensed Consolidated Balance Sheets. On March 15, 2021, the Company repaid the $250 million 2.500% Senior Notes due April 2021, which were callable at par in March 2021.

As of February 13, 2021, the Company had $2.748 billion of availability under its $2.750 billion revolving credit agreements, which would allow the Company to replace these short-term obligations with long-term financing facilities.

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

On April 3, 2020, the Company entered into a 364-Day Credit Agreement (the “364-Day Credit Agreement”) to augment the Company’s access to liquidity due to current macroeconomic conditions, specifically the pandemic, and to supplement the Company’s existing Revolving Credit Agreement. The 364-Day Credit Agreement provided for loans in the aggregate principal amount of up to $750 million. The 364-Day Credit Agreement had a termination date of, and any amounts borrowed under the 364-Day Credit Agreement were due and payable on, on April 2, 2021. Revolving loans under the 364-Day Credit Agreement could be base rate loans, Eurodollar loans, or a combination of both, at the Company’s election.

Effective February 22, 2021, the Company terminated the 364-Day Credit Agreement dated as of April 3, 2020 between the Company as borrower, the banks party thereto, and U.S. Bank National Association as administrative agent. There were no borrowings outstanding under this revolving credit agreement. The Company entered into this credit agreement to augment its access to liquidity due to macroeconomic conditions existing at the time, and the Company has determined the additional access to liquidity is no longer necessary.

As of February 13, 2021, the Company had no outstanding borrowings under either of the revolving credit agreements and $1.7 million of outstanding letters of credit under the Revolving Credit Agreement.

Under the Company’s revolving credit agreements, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances.

The fair value of the Company’s debt was estimated at $6.007 billion as of February 13, 2021, and $6.081 billion as of August 29, 2020, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $490.9 million and $567.5 million at February 13, 2021 and August 29, 2020, respectively, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts.

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

As of February 13, 2021, the Company was in compliance with all covenants and expects to remain in compliance with all covenants under its borrowing arrangements.

Note H – Stock Repurchase Program

From January 1, 1998 to February 13, 2021, the Company has repurchased a total of 149.0 million shares of its common stock at an aggregate cost of $23.932 billion, including 1.3 million shares of its common stock at an aggregate cost of $1.578 billion during the twenty-four week period ended February 13, 2021. On December 15, 2020, the Board voted to increase the repurchase authorization by $1.5 billion. This raised the total value of shares authorized to be repurchased to $24.65 billion. Considering the cumulative repurchases as of February 13, 2021, the Company had $717.6 million remaining under the Board’s authorization to repurchase its common stock.

During the twenty-four week period ended February 13, 2021, the Company retired 1.0 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1.139 billion and decreased Additional paid-in capital by $60.0 million. During the comparable prior year period, the Company retired 1.9 million shares of treasury stock, which increased Retained deficit by $1.879 billion and decreased Additional paid-in capital by $99.7 million.

Subsequent to February 13, 2021, the Company has repurchased 169,396 shares of its common stock at an aggregate cost of $203.0 million.

Note I – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale debt securities. Changes in Accumulated other comprehensive loss for the twelve week periods ended February 13, 2021 and February 15, 2020 consisted of the following:

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(2)	on Securities		Derivatives		Total

Balance at November 21, 2020	$(285,326)	$1,536		$(23,117)		$(306,907)
Other comprehensive income (loss) before reclassifications(1)	5,601	(193)	(3)	—		5,408
Amounts reclassified from Accumulated other comprehensive loss	—	1	(3)	659	(3)	660
Balance at February 13, 2021	$(279,725)	$1,344		$(22,458)		$(300,839)

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(2)	on Securities		Derivatives		Total

Balance at November 23, 2019	$(246,558)	$403		$(3,926)		$(250,081)
Other comprehensive income before reclassifications	21,178	180	(3)	—		21,358
Amounts reclassified from Accumulated other comprehensive income (loss)(1)	—	(2)	(3)	388	(3)	386
Balance at February 15, 2020	$(225,380)	$581		$(3,538)		$(228,337)

Changes in Accumulated other comprehensive loss for the twenty-four week periods ended February 13, 2021 and February 15, 2020 consisted of the following:

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(2)	on Securities		Derivatives		Total

Balance at August 29, 2020	$(332,321)	$1,845		$(23,776)		$(354,252)
Other comprehensive income (loss) before reclassifications(1)	52,596	(515)	(3)	—		52,081
Amounts reclassified from Accumulated other comprehensive loss	—	14	(3)	1,318	(3)	1,332
Balance at February 13, 2021	$(279,725)	$1,344		$(22,458)		$(300,839)

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(2)	on Securities		Derivatives		Total

Balance at August 31, 2019	$(265,598)	$591		$(4,315)		$(269,322)
Other comprehensive income (loss) before reclassifications(1)	40,218	(53)	(3)	—		40,165
Amounts reclassified from Accumulated other comprehensive loss	—	43	(3)	777	(3)	820
Balance at February 15, 2020	$(225,380)	$581		$(3,538)		$(228,337)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.
(3)	Amounts shown are net of taxes/tax benefits.

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

Lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet are as follows:

		February 13,	August 29,
(in thousands)	Classification	2021	2020

Assets:
Operating	Operating lease right-of-use assets	$2,660,667	$2,581,677
Finance	Property and equipment	327,405	327,006
Total lease assets		$2,988,072	$2,908,683
Liabilities:
Current:
Operating	Current portion of operating lease liabilities	$252,523	$223,846
Finance	Accrued expenses and other	64,459	67,498
Noncurrent:
Operating	Operating lease liabilities, less current portion	2,566,974	2,501,560
Finance	Other long-term liabilities	160,951	155,855
Total lease liabilities		$3,044,907	$2,948,759

Accumulated amortization related to finance lease assets was $99.9 million as of February 13, 2021 and $107.3 million as of August 29, 2020.

Lease costs for finance and operating leases for the twelve weeks ended February 13, 2021 are as follows:

		Twelve Weeks Ended
		February 13,	February 15,
(in thousands)	Statement of Income Location	2021	2020

Finance lease cost:
Amortization of lease assets	Depreciation and amortization	$13,066	$12,872
Interest on lease liabilities	Interest expense, net	713	1,282
Operating lease cost(1)	Selling, general and administrative expenses	85,082	80,396
Total lease cost		$98,861	$94,550

Lease costs for finance and operating leases for the twenty-four weeks ended February 13, 2021 are as follows:

		Twenty-Four Weeks Ended
		February 13,	February 15,
(in thousands)	Statement of Income Location	2021	2020

Finance lease cost:
Amortization of lease assets	Depreciation and amortization	$22,385	$25,528
Interest on lease liabilities	Interest expense, net	1,416	2,667
Operating lease cost(1)	Selling, general and administrative expenses	169,184	162,195
Total lease cost		$192,985	$190,390

(1)	Includes short-term leases, variable lease costs and sublease income, which are immaterial.

The following table summarizes the Company’s lease term and discount rate assumptions:

February 13,
2021

Weighted-average remaining lease term in years, inclusive of renewal options that are reasonably certain to be exercised:
Finance leases – real estate	27
Finance leases – vehicles	3
Operating leases	16
Weighted-average discount rate:
Finance leases – real estate	3.55%
Finance leases – vehicles	1.95%
Operating leases	3.42%

The following table summarizes the other information related to the Company’s lease liabilities:

	Twenty-Four Weeks Ended
	February 13,	February 15,
(in thousands)	2021	2020

Cash paid for amounts included in the measurement of lease liabilities – operating cash flows from operating leases	$123,431	$98,021
Leased assets obtained in exchange for new finance lease liabilities	30,764	45,582
Leased assets obtained in exchange for new operating lease liabilities	217,522	174,038

As of February 13, 2021, the Company has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases have undiscounted future payments of approximately $23.7 million and $159.5 million for real estate and vehicles, respectively, and will commence when the Company obtains possession of the underlying leased asset. Commencement dates are expected to be from fiscal 2021 to fiscal 2022.

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

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 6,625 locations in the U.S., Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 13,	February 15,	February 13,	February 15,
(in thousands)	2021	2020	2021	2020

Net Sales
Auto Parts Stores	$2,859,698	$2,464,988	$5,961,295	$5,208,226
Other	51,120	48,675	103,783	98,474
Total	$2,910,818	$2,513,663	$6,065,078	$5,306,700

Segment Profit
Auto Parts Stores	$1,524,981	$1,331,270	$3,164,885	$2,797,431
Other	34,402	34,793	70,115	69,700
Gross profit	1,559,383	1,366,063	3,235,000	2,867,131
Operating, selling, general and administrative expenses	(1,077,616)	(958,125)	(2,138,008)	(1,959,170)
Interest expense, net	(46,012)	(44,335)	(92,191)	(88,078)
Income before income taxes	$435,755	$363,603	$1,004,801	$819,883

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. (the Company) as of February 13, 2021, the related condensed consolidated statements of income, comprehensive income and stockholders’ deficit for the twelve and twenty-four week periods ended February 13, 2021 and February 15, 2020, the condensed consolidated statements of cash flows for the twenty-four week periods ended February 13, 2021 and February 15, 2020, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

March 19, 2021

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “seek,” “may,” “could,” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand; energy prices; weather; competition; credit market conditions; cash flows; access to available and feasible financing; future stock repurchases; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; risks associated with self -insurance; war and the prospect of war, including terrorist activity; the impact of public health issues, such as the ongoing global pandemic of a novel strain of the coronavirus (“COVID-19”) and the development, efficacy, distribution and adoption rates of vaccines for COVID-19 and variants thereof; inflation; the ability to hire, train and retain qualified employees; construction delays; the compromising of confidentiality, availability or integrity of information, including cyber-attacks; historic growth rate sustainability; downgrade of our credit ratings; damages to our reputation; challenges in international markets; failure or interruption of our information technology systems; origin and raw material costs of suppliers; disruption in our supply chain, due to public health epidemics or otherwise; impact of tariffs; anticipated impact of new accounting standards; and business interruptions. Certain of these risks and uncertainties are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of our Annual Report on Form 10-K for the year ended August 29, 2020, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance, actual results, developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. However, it should be understood that it is not possible to identify or predict all such risks and other factors that could affect these forward-looking statements. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are the leading retailer, and a leading distributor, of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at February 13, 2021 operated 5,951 stores in the U.S., 628 stores in Mexico and 46 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At February 13, 2021 in 5,088 of our domestic stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in all stores in Mexico and Brazil. We sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com and our commercial customers can make purchases through www.autozonepro.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve and twenty-four weeks ended February 13, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2021. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters of fiscal 2021 and 2020 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September, and the lowest sales generally occurring in the months of December and January.

COVID-19 Impact

In the second quarter of fiscal 2021, the COVID-19 pandemic has continued to impact numerous aspects of our business. Our sales remain at an elevated level compared to sales prior to the pandemic, as we believe the pandemic-related government stimulus benefitted many of our customers. We anticipate the additional stimulus recently approved by the government will further benefit our customers and will also have a positive impact on sales. Our main priority continues to be the health, safety and well-being of our customers and employees.  We continue to invest in supplies for the protection of our employees and customers, continue the increased frequency of cleaning and disinfecting our stores and require masks when entering our facilities. During the second quarter of fiscal 2021, we provided Emergency Time-Off (“ETO”) benefit enhancements for both full and part-time eligible employees in the U.S. along with extending the carryover of unused ETO and normal vacation benefits. These benefit enhancements and other pandemic related expenses of $39.9 million have been recognized as an expense in our second quarter of fiscal 2021. For fiscal 2021 we have incurred $44.9 million in ETO and other pandemic related expenses.

The long-term impact to our business remains unknown as we are unable to accurately predict the impact COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, the impact of variants of the disease, the availability and efficacy of vaccines, the speed at which such vaccines are administered, the likelihood of a resurgence of positive cases, actions that may be taken by governmental authorities intended to minimize the spread of the pandemic or to stimulate the economy and other unintended consequences.  Accordingly, business disruption related to the COVID-19 outbreak may continue to cause significant fluctuations in our business, unusually impacting demand for our products, our store hours and our workforce availability and magnify risks associated with our business and operations. See “Risk Factors—The ongoing outbreak of COVID-19 has been declared a pandemic by the World Health Organization, continues to spread within the United States and many other parts of the world and may have a material adverse effect on our business operations, financial condition, liquidity and cash flow” in our Annual Report on Form 10-K for additional information.

Executive Summary

Net sales increased 15.8% for the quarter ended February 13, 2021 compared to the prior year period, which was driven by an increase in domestic same store sales (sales from stores open at least one year) of 15.2%. Domestic commercial sales increased 14.7% compared to the prior year period, which represents approximately 22% of our total sales. Operating profit increased by 18.1% to $481.8 million compared to $407.9 million in the same period last year. Net income for the quarter increased by 15.6% to $345.9 million compared to $299.3 million in the same period last year. Diluted earnings per share increased by 20.5% to $14.93 per share from $12.39 per share in the comparable prior year period. The increase in net income for the quarter ended February 13, 2021 was driven by strong topline growth.

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

During the second quarter of fiscal 2021, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 84% of total sales, which is consistent with the comparable prior year period, with failure related categories continuing to be the largest portion of our sales mix. While we have not experienced any fundamental shifts in our category sales mix as compared to the previous year, in our domestic stores we continue to experience a slight increase in mix of sales of the discretionary category as compared to previous quarters. We believe the improvement in this sales category continues to benefit from the pandemic as many of our customers spent more time and money to work on projects.

The two statistics we believe have the most positive correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including macroeconomic factors and the number of seven year old or older vehicles on the road. The average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. According to the latest data provided by the Auto Care Association in the 2021 Auto Care Factbook, for the ninth consecutive year, the average age of vehicles on the road has exceeded 11 years. Since the beginning of the fiscal year and through December 2020 (latest publicly available information), miles driven in the U.S. decreased 9.9% compared to the same period in the prior year. We believe the decrease is a result of the COVID-19 pandemic, but we are unable to predict if the decline will continue or the extent of the impact it will have on our business.

Twelve Weeks Ended February 13, 2021

Compared with Twelve Weeks Ended February 15, 2020

Net sales for the twelve weeks ended February 13, 2021 increased $397.2 million to $2.911 billion, or 15.8% over net sales of $2.514 billion for the comparable prior year period. Total auto parts sales increased by 16.0%, primarily driven by an increase in domestic same store sales of 15.2% and net sales of $40.8 million from new stores. Domestic commercial sales increased $82.0 million to $638.9 million, or 14.7%, over the comparable prior year period.

Gross profit for the twelve weeks ended February 13, 2021 was $1.559 billion, compared with $1.366 billion during the comparable prior year period. Gross profit, as a percentage of sales was 53.6% for the twelve weeks ended February 13, 2021 compared to 54.3% during the comparable prior year period. The decrease in gross profit percent was attributable to increased supply chain costs, pricing initiatives, accelerated loyalty program participation and a shift in mix.

Operating, selling, general and administrative expenses for the twelve weeks ended February 13, 2021 were $1.078 billion, or 37.0% of net sales, compared with $958.1 million, or 38.1% of net sales during the comparable prior year period. The decrease in operating expenses, as a percentage of sales, was primarily due to leverage from higher sales growth, offset by additional ETO benefits offered in December 2020 and other COVID-19 pandemic related expenses totaling $39.9 million (137 basis points).

Net interest expense for the twelve weeks ended February 13, 2021 was $46.0 million compared with $44.3 million during the comparable prior year period. The increase was primarily due to an increase in the weighted average borrowing rate over the comparable prior year period. Average borrowings for the twelve weeks ended February 13, 2021 were $5.516 billion, compared with $5.464 billion for the comparable prior year period. Weighted average borrowing rates were 3.3% and 3.0% for the quarter ended February 13, 2021 and February 15, 2020, respectively.

Our effective income tax rate was 20.6% of pretax income for the twelve weeks ended February 13, 2021, and 17.7% for the comparable prior year period. The increase in the tax rate was primarily attributable to a reduced benefit from stock options exercised during the twelve weeks ended February 13, 2021, in addition to various nonrecurring tax benefits recognized during the comparable prior year period. The benefit of stock options exercised for the twelve weeks ended February 13, 2021 was $11.6 million compared to $15.0 million in the comparable prior year period.

Net income for the twelve week period ended February 13, 2021 increased by $46.7 million to $345.9 million from $299.3 million in the comparable prior year period, and diluted earnings per share increased by 20.5% to $14.93 from

$12.39 in the comparable prior year period. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.76.

Twenty-Four Weeks Ended February 13, 2021

Compared with Twenty-Four Weeks Ended February 15, 2020

Net sales for the twenty-four weeks ended February 13, 2021 increased $758.4 million to $6.065 billion, or 14.3%, over net sales of $5.307 billion for the comparable prior year period. Total auto parts sales increased by 14.5%, primarily driven by an increase in domestic same store sales of 13.6% and net sales of $81.9 million from new stores. Domestic commercial sales increased by $155.8 million, or 13.2%, to $1.334 billion over the comparable prior year period.

Gross profit for the twenty-four weeks ended February 13, 2021 was $3.235 billion, or 53.3% of net sales, compared with $2.867 billion, or 54.0% of net sales, during the comparable prior year period. The decrease in gross margin was primarily driven by pricing initiatives, accelerated loyalty program participation, increased supply chain costs and a shift in mix.

Operating, selling, general and administrative expenses for the twenty-four weeks ended February 13, 2021 were $2.138 billion, or 35.3% of net sales, compared with $1.959 billion, or 36.9% of net sales, during the comparable prior year period. The decrease in operating expenses, as a percentage of sales, was primarily due to leverage from higher sales growth, offset by additional ETO benefits offered in December 2020 and other COVID-19 pandemic related expenses totaling $44.9 million (74 basis points).

Net interest expense for the twenty-four weeks ended February 13, 2021 was $92.2 million compared with $88.1 million during the comparable prior year period. The increase was primarily due to an increase in the weighted average borrowing rate over the comparable prior year period. Average borrowings for the twenty-four weeks ended February 13, 2021 were $5.515 billion, compared with $5.327 billion for the comparable prior year period. Weighted average borrowing rates were 3.3% and 3.1% for the twenty-four week periods ended February 13, 2021 and February 15, 2020, respectively.

Our effective income tax rate was 21.5% of pretax income for the twenty-four weeks ended February 13, 2021, and 20.8% for the comparable prior year period. The increase in the tax rate was primarily attributable to various nonrecurring tax benefits recognized during the comparable prior year period. The benefit of stock options exercised for the twenty-four week period ended February 13, 2021 was $19.2 million compared to $16.5 million in the comparable prior year period.

Net income for the twenty-four week period ended February 13, 2021 increased by $138.8 million to $788.4 million due to the factors set forth above, and diluted earnings per share increased by 25.8% to $33.59 from $26.70 in the comparable prior year period. The impact on current year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period resulted in an increase of $0.92 per share.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the twenty-four weeks ended February 13, 2021, our net cash flows from operating activities provided $1.040 billion as compared with $651.6 million provided during the comparable prior year period. The increase is primarily due to favorable changes in inventories, accounts payable and growth in net income due to accelerated sales growth as a result of the COVID-19 pandemic.

Our net cash flows used in investing activities for the twenty-four weeks ended February 13, 2021 were $228.4 million as compared with $174.9 million in the comparable prior year period. Capital expenditures for the twenty-four weeks ended February 13, 2021 were $238.6 million compared to $190.6 million for the comparable prior year period. The increase is primarily driven by increased store openings compared to the comparable prior year period. During the twenty-four week period ended February 13, 2021 and February 15, 2020, we opened 76 and 50 net new stores, respectively. Investing cash flows were impacted by our wholly owned captive, which purchased $48.4 million and sold

$60.6 million in marketable debt securities during the twenty-four weeks ended February 13, 2021. During the comparable prior year period, the captive purchased $56.3 million in marketable debt securities and sold $70.8 million.

Our net cash flows used in financing activities for the twenty-four weeks ended February 13, 2021 were $1.541 billion compared to $502.8 million in the comparable prior year period. We did not have any commercial paper activity during the twenty-four week period ended February 13, 2021 as compared to $242.7 million in net proceeds in the comparable prior year period. Stock repurchases were $1.578 billion in the current twenty-four week period as compared with $764.8 million in the comparable prior year period. Proceeds from the sale of common stock and exercises of stock options for the twenty-four weeks ended February 13, 2021 and February 15, 2020 provided $66.5 million and $48.7 million, respectively.

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

In addition to the building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in arrangements with financial institutions whereby they factor their AutoZone receivables, allowing them to receive early payment from the financial institution on our invoices at a discounted rate. The terms of these agreements are between the vendor and the financial institution. Upon request from the vendor, we confirm to the vendor’s financial institution the balances owed to the vendor, the due date and agree to waive any right of offset to the confirmed balances. A downgrade in our credit or changes in the financial markets may limit the financial institutions’ willingness to participate in these arrangements, which may result in the vendor wanting to renegotiate payment terms. A reduction in payment terms would increase the working capital required to fund future inventory investments. Extended payment terms from our vendors have allowed us to continue our high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 113.0% at February 13, 2021, compared to 105.7% at February 15, 2020.

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

For the trailing four quarters ended February 13, 2021, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP measure, was 41.5% as compared to 35.3% for the comparable prior year period. We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. For the trailing four quarters ended February 13, 2021, ROIC was presented net of average excess cash of $834.3 million. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

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

On April 3, 2020, we entered into a 364-Day Credit Agreement (the “364-Day Credit Agreement”) to augment our access to liquidity due to macroeconomic conditions and supplements our existing Revolving Credit Agreement. The 364-Day Credit Agreement provided for loans in the aggregate principal amount of up to $750 million. The 364-Day Credit Agreement had a termination date of, and any amounts borrowed under the 364-Day Credit Agreement were due and payable on, April 2, 2021. Revolving loans under the 364-Day Credit Agreement could be base rate loans, Eurodollar loans, or a combination of both, at our election.

On February 22, 2021, we terminated the 364-Day Credit Agreement dated as of April 3, 2020 between the Company as borrower, the banks party thereto, and U.S. Bank, National Association, as administrative agent. There were no borrowings outstanding under this revolving credit agreement. We entered into this credit agreement to augment our access to liquidity due to macroeconomic conditions existing at the time, and we have determined the additional access to liquidity is no longer necessary.

As of February 13, 2021, we had no outstanding borrowings under either of our revolving credit facilities and $1.7 million of outstanding letters of credit under the Revolving Credit Agreement.

Under our revolving credit agreements, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of February 13, 2021, we had $25.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2022.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $136.8 million in letters of credit outstanding as of February 13, 2021. These letters of credit have various maturity dates and were issued on an uncommitted basis.

All Senior Notes are subject to an interest rate adjustment if the debt ratings assigned are downgraded (as defined in the agreements). Further, the Senior Notes contain a provision that repayment may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our Senior Notes contain minimal covenants, primarily restrictions on liens, sale and leaseback transactions and consolidations, mergers and the sale of assets. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs. As of February 13, 2021, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

As of February 13, 2021, the $250 million 2.500% Senior Notes due April 2021 were classified as short-term in the accompanying Condensed Consolidated Balance Sheets. On March 15, 2021, we repaid the $250 million 2.500% Senior Notes due April 2021 which were callable at par in March 2021.

As of February 13, 2021, we had $2.748 billion of availability under our $2.750 billion revolving credit agreements.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.0:1 as of February 13, 2021 and was 2.6:1 as of February 15, 2020. We calculate adjusted debt as the sum of total debt, financing lease liabilities and rent times six; and we calculate adjusted EBITDAR by adding interest, taxes, depreciation, amortization, rent, and share-based compensation expense to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. For the trailing four quarters ended February 13, 2021, debt was presented net of excess cash of $831.4 million. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. To the extent EBITDAR continues to grow in future years, we expect our debt levels to increase; conversely, if EBITDAR declines, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

From January 1, 1998 to February 13, 2021, we have repurchased a total of 149.0 million shares of our common stock at an aggregate cost of $23.932 billion, including 1.3 million shares of our common stock at an aggregate cost of $1.578 billion during the twenty-four week period ended February 13, 2021.

On December 15, 2020, the Board voted to increase the repurchase authorization by $1.5 billion. This raised the total value of shares authorized to be repurchased to $24.65 billion. Considering cumulative repurchases as of February 13, 2021, we had $717.6 million remaining under the Board’s authorization to repurchase our common stock.

Subsequent to February 13, 2021 we have repurchased 169,396 shares of our common stock at an aggregate cost of $203.0 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have canceled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at February 13, 2021, was $163.4 million, compared with $246.9 million at August 29, 2020, and our total surety bonds commitment at February 13, 2021, was $40.6 million, compared with $56.7 million at August 29, 2020.

Financial Commitments

As of February 13, 2021, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 29, 2020.

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

Reconciliation of Non-GAAP Financial Measure: Adjusted After-Tax ROIC

The following tables calculate the percentages of adjusted ROIC for the trailing four quarters ended February 13, 2021 and February 15, 2020.

	A	B	A-B=C	D	C+D
	Fiscal Year	Twenty-Four	Twenty-Eight	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 29,	February 15,	August 29,	February 13,	February 13,
(in thousands, except percentage)	2020	2020	2020	2021	2021

Net income	$1,732,972	$649,620	$1,083,352	$788,379	$1,871,731
Adjustments:
Interest expense	201,165	88,078	113,087	92,191	205,278
Rent expense(2)	329,783	150,751	179,032	156,937	335,969
Tax effect(3)	(117,340)	(52,781)	(64,559)	(55,057)	(119,616)
Adjusted after-tax return	$2,146,580	$835,668	$1,310,912	$982,450	$2,293,362

Average debt(4)(5)					$4,648,593
Average stockholders’ deficit(5)					(1,354,477)
Add: Rent x 6(2)					2,015,814
Average finance lease liabilities(5)					220,550
Invested capital					$5,530,480

Adjusted after-tax ROIC					41.5%

	A	B	A-B=C	D	C+D
	Fiscal Year	Twenty-Four	Twenty-Nine	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 31,	February 9,	August 31,	February 15,	February 15,
(in thousands, except percentage)	2019(1)	2019	2019	2020	2020

Net income	$1,617,221	$646,044	$971,177	$649,620	$1,620,797
Adjustments:
Interest expense	184,804	80,369	104,435	88,078	192,513
Rent expense(2)	332,726	144,360	188,366	150,751	339,117
Tax effect(3)	(107,129)	(46,519)	(60,610)	(49,438)	(110,048)
Deferred tax liabilities, net of repatriation tax	(6,340)	(6,340)	—	—	—
Adjusted after-tax return	$2,021,282	$817,914	$1,203,368	$839,011	$2,042,379

Average debt(5)					$5,241,651
Average stockholders' deficit(5)					(1,676,987)
Add: Rent x 6(2)					2,034,702
Average finance lease liabilities(5)					178,416
Invested capital					$5,777,782

Adjusted after-tax ROIC					35.3%

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended February 13, 2021 and February 15, 2020.

	A	B	A-B=C	D	C+D
	Fiscal Year	Twenty Four	Twenty-Eight	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 29,	February 15,	August 29,	February 13,	February 13,
(in thousands, except ratio)	2020	2020	2020	2021	2021

Net income	$1,732,972	$649,620	$1,083,352	$788,379	$1,871,731
Add: Interest expense	201,165	88,078	113,087	92,191	205,278
Income tax expense	483,542	170,263	313,279	216,422	529,701
Adjusted EBIT	2,417,679	907,961	1,509,718	1,096,992	2,606,710
Add: Depreciation and amortization expense	397,466	180,420	217,046	184,027	401,073
Rent expense(2)	329,783	150,751	179,032	156,937	335,969
Share-based expense	44,835	22,107	22,728	24,178	46,906
Adjusted EBITDAR	$3,189,763	$1,261,239	$1,928,524	$1,462,134	$3,390,658

Debt(6)					$4,684,979
Financing lease liabilities					225,411
Add: Rent x 6(2)					2,015,814
Adjusted debt					$6,926,204

Adjusted debt to EBITDAR					2.0

	A	B	A-B=C	D	C+D
	Fiscal Year	Twenty-Four	Twenty-Nine	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 31,	February 9,	August 31,	February 15,	February 15,
(in thousands, except ratio)	2019(1)	2019	2019	2020	2020

Net income	$1,617,221	$646,044	$971,177	$649,620	$1,620,797
Add: Interest expense	184,804	80,369	104,435	88,078	192,513
Income tax expense	414,112	161,426	252,686	170,263	422,949
Adjusted EBIT	2,216,137	887,839	1,328,298	907,961	2,236,259
Add: Depreciation and amortization expense	369,957	166,230	203,727	180,420	384,147
Rent expense(2)	332,726	144,360	188,366	150,751	339,117
Share-based expense	43,255	21,558	21,697	22,107	43,804
Adjusted EBITDAR	$2,962,075	$1,219,987	$1,742,088	$1,261,239	$3,003,327

Debt					$5,451,471
Financing lease liabilities					196,047
Add: Rent x 6(2)					2,034,702
Adjusted debt					$7,682,220

Adjusted debt to EBITDAR					2.6

(1)	The fiscal year ended August 31, 2019 consists of 53 weeks.
(2)	The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the trailing four quarters ended February 13, 2021 and February 15, 2020 (in thousands):

Total lease cost, per ASC 842, for the trailing four quarters ended February 13, 2021	$418,100
Less: Finance lease interest and amortization	(55,880)
Less: Variable operating lease components, related to insurance and common area maintenance for the trailing four quarters ended February 13, 2021	(26,251)
Rent expense for the trailing four quarters ended February 13, 2021	$335,969

Total lease cost, per ASC 842, for the 24 weeks ended February 15, 2020	$190,390
Less: Finance lease interest and amortization	(28,195)
Less: Variable operating lease components, related to insurance and common area maintenance	(11,444)
Rent expense for the 24 weeks ended February 15, 2020	$150,751
Add: Rent expense for the 29 weeks ended August 31, 2019 as previously reported prior to the adoption of ASC 842	188,366
Rent expense for the trailing four quarters ended February 15, 2020	$339,117

(3)	Effective tax rate over trailing four quarters ended February 13, 2021 and February 15, 2020 is 22.1% and 20.7%, respectively.
(4)	Average debt for the trailing four quarters ended February 13, 2021 is presented net of average excess cash of $834.3 million.
(5)	All averages are computed based on trailing five quarter balances.
(6)	The Company ended the 24 weeks ended February 13, 2021 with excess cash of $831.4 million. Debt is presented net of excess cash.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

At February 13, 2021, we had no material change to our instruments and positions that is sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 29, 2020.

The fair value of our debt was estimated at $6.007 billion as of February 13, 2021, and $6.081 billion as of August 29, 2020, based on the quoted market prices for the same or similar debt issues or on the current rates available to us for debt having the same remaining maturities. Such fair value was greater than the carrying value of debt by $490.9 million and $567.5 million at February 13, 2021 and August 29, 2020, respectively. We did not have any variable rate debt outstanding at February 13, 2021. The carrying value of debt reflects its face amount adjusted for any unamortized debt issuance costs and discounts. We had outstanding fixed rate debt of $5.516 billion, net of unamortized debt issuance costs of $33.6 million at February 13, 2021 and $5.513 billion, net of unamortized debt issuance costs of $36.6 million at August 29, 2020. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by $290.8 million at February 13, 2021.

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 13, 2021, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 13, 2021.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 13, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended February 13, 2021 were as follows:

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

November 22, 2020 to December 19, 2020	103,621	$1,133.94	103,621	$1,500,066,354
December 20, 2020 to January 16, 2021	235,626	1,212.39	235,626	1,214,395,896
January 17, 2021 to February 13, 2021	412,757	1,203.68	412,757	717,566,745
Total	752,004	$1,196.80	752,004	$717,566,745

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

Subsequent to February 13, 2021, we have repurchased 169,396 shares of our common stock at an aggregate cost of $203.0 million.

Item 3.          Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

Not applicable.

Item 6.          Exhibits

The following exhibits are being filed herewith:

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Seventh Amended and Restated By-Laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 19, 2018.

10.1	AutoZone, Inc. 2020 Omnibus Incentive Award Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 17, 2020.

10.2

Form of Grant Notice and Award Agreement for Stock Options granted to Officers under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated December 17, 2020.

10.3

Form of Grant Notice and Award Agreement for Restricted Stock Units granted to Officers under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated December 17, 2020.

10.4

Form of Grant Notice and Award Agreement for Restricted Stock Units granted to Directors under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated December 17, 2020.

10.5*	AutoZone, Inc. Director Compensation Program.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended February 13, 2021, has been formatted in Inline XBRL.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOZONE, INC.

	By:	/s/ JAMERE JACKSON
Jamere Jackson
Chief Financial Officer and Executive Vice President
Finance and Store Development
(Principal Financial Officer)

	By:	/s/ CHARLIE PLEAS, III
Charlie Pleas, III
Senior Vice President, Controller
(Principal Accounting Officer)
Dated: March 19, 2021