Form 10-Q
period 2021-05-08
AUTOZONE INC
filed 2021-06-11
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 8, 2021, or

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

Common Stock, $.01 Par Value – 21,544,752 shares outstanding as of June 4, 2021.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 8,	August 29,
(in thousands)	2021	2020

Assets
Current assets:
Cash and cash equivalents	$975,646	$1,750,815
Accounts receivable	359,669	364,774
Merchandise inventories	4,665,477	4,473,282
Other current assets	223,604	223,001
Total current assets	6,224,396	6,811,872

Property and equipment:
Property and equipment	8,538,854	8,136,542
Less: Accumulated depreciation and amortization	(3,855,705)	(3,627,321)
	4,683,149	4,509,221

Operating lease right-of-use assets	2,694,846	2,581,677
Goodwill	302,645	302,645
Deferred income taxes	30,366	27,843
Other long-term assets	202,544	190,614
	3,230,401	3,102,779
	$14,137,946	$14,423,872

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,778,222	$5,156,324
Current portion of operating lease liabilities	256,382	223,846
Accrued expenses and other	884,377	827,668
Income taxes payable	94,268	75,253
Total current liabilities	7,013,249	6,283,091

Long-term debt	5,267,896	5,513,371
Operating lease liabilities, less current portion	2,594,506	2,501,560
Deferred income taxes	366,497	354,186
Other long-term liabilities	659,190	649,641

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 22,897 shares issued and 21,620 shares outstanding as of May 8, 2021; 23,697 shares issued and 23,376 shares outstanding as of August 29, 2020	229	237
Additional paid-in capital	1,381,982	1,283,495
Retained deficit	(1,205,600)	(1,450,970)
Accumulated other comprehensive loss	(304,382)	(354,252)
Treasury stock, at cost	(1,635,621)	(356,487)
Total stockholders’ deficit	(1,763,392)	(877,977)
	$14,137,946	$14,423,872

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 8,	May 9,	May 8,	May 9,
(in thousands, except per share data)	2021	2020	2021	2020

Net sales	$3,651,023	$2,779,299	$9,716,101	$8,085,999
Cost of sales, including warehouse and delivery expenses	1,736,077	1,288,651	4,566,155	3,728,221
Gross profit	1,914,946	1,490,648	5,149,946	4,357,778
Operating, selling, general and administrative expenses	1,111,441	998,975	3,249,449	2,958,144
Operating profit	803,505	491,673	1,900,497	1,399,634
Interest expense, net	45,026	47,450	137,217	135,528
Income before income taxes	758,479	444,223	1,763,280	1,264,106
Income tax expense	162,315	101,327	378,737	271,591
Net income	$596,164	$342,896	$1,384,543	$992,515

Weighted average shares for basic earnings per share	21,956	23,386	22,609	23,610
Effect of dilutive stock equivalents	559	442	545	550
Weighted average shares for diluted earnings per share	22,515	23,828	23,154	24,160

Basic earnings per share	$27.15	$14.66	$61.24	$42.04
Diluted earnings per share	$26.48	$14.39	$59.80	$41.08

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 8,	May 9,	May 8,	May 9,
(in thousands)	2021	2020	2021	2020

Net income	$596,164	$342,896	$1,384,543	$992,515
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,865)	(104,920)	48,731	(64,702)
Unrealized (losses) gains on marketable debt securities, net of taxes	(337)	1,160	(838)	1,150
Net derivative activities, net of taxes	659	(12,419)	1,977	(11,642)
Total other comprehensive (loss) income	(3,543)	(116,179)	49,870	(75,194)
Comprehensive income	$592,621	$226,717	$1,434,413	$917,321

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Six Weeks Ended
	May 8,	May 9,
(in thousands)	2021	2020

Cash flows from operating activities:
Net income	$1,384,543	$992,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	278,044	272,115
Amortization of debt origination fees	9,326	6,572
Deferred income taxes	6,047	24,281
Share-based compensation expense	38,061	32,251
Changes in operating assets and liabilities:
Accounts receivable	8,335	36,843
Merchandise inventories	(162,271)	(175,284)
Accounts payable and accrued expenses	635,058	20,907
Income taxes payable	22,989	12,334
Other, net	10,215	80,574
Net cash provided by operating activities	2,230,347	1,303,108

Cash flows from investing activities:
Capital expenditures	(375,653)	(273,888)
Purchase of marketable debt securities	(52,553)	(82,525)
Proceeds from sale of marketable debt securities	72,268	106,690
Investment in tax credit equity investments	(3,908)	—
Proceeds from disposal of capital assets and other, net	1,183	1,800
Net cash used in investing activities	(358,663)	(247,923)

Cash flows from financing activities:
Net payments of commercial paper	—	(1,030,000)
Proceeds from issuance of debt	—	1,250,000
Repayment of debt	(250,000)	—
Net proceeds from sale of common stock	121,924	56,306
Purchase of treasury stock	(2,478,322)	(930,903)
Repayment of principal portion of finance lease liabilities	(44,844)	(43,776)
Other, net	—	(13,779)
Net cash used in financing activities	(2,651,242)	(712,152)

Effect of exchange rate changes on cash	4,389	(10,215)

Net (decrease) increase in cash and cash equivalents	(775,169)	332,818
Cash and cash equivalents at beginning of period	1,750,815	176,300
Cash and cash equivalents at end of period	$975,646	$509,118

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Twelve Weeks Ended May 8, 2021
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at February 13, 2021	22,796	$228	$1,314,424	$(1,801,764)	$(300,839)	$(735,622)	$(1,523,573)
Net income	—	—	—	596,164	—	—	596,164
Total other comprehensive income	—	—	—	—	(3,543)	—	(3,543)
Purchase of 663 shares of treasury stock	—	—	—	—	—	(899,999)	(899,999)
Issuance of common stock under stock options and stock purchase plans	101	1	55,413	—	—	—	55,414
Share-based compensation expense	—	—	12,145	—	—	—	12,145
Balance at May 8, 2021	22,897	$229	$1,381,982	$(1,205,600)	$(304,382)	$(1,635,621)	$(1,763,392)

	Twelve Weeks Ended May 9, 2020
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at February 15, 2020	23,653	$237	$1,241,734	$(2,534,323)	$(228,337)	$(190,430)	$(1,711,119)
Net income	—	—	—	342,896	—	—	342,896
Total other comprehensive income	—	—	—	—	(116,179)	—	(116,179)
Purchase of 156 shares of treasury stock	—	—	—	—	—	(166,057)	(166,057)
Issuance of common stock under stock options and stock purchase plans	16	—	7,599	—	—	—	7,599
Share-based compensation expense	—	—	10,124	—	—	—	10,124
Balance at May 9, 2020	23,669	$237	$1,259,457	$(2,191,427)	$(344,516)	$(356,487)	$(1,632,736)

	Thirty-Six Weeks Ended May 8, 2021
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 29, 2020	23,697	$237	$1,283,495	$(1,450,970)	$(354,252)	$(356,487)	$(877,977)
Net income	—	—	—	1,384,543	—	—	1,384,543
Total other comprehensive income	—	—	—	—	49,870	—	49,870
Retirement of treasury shares	(1,044)	(10)	(60,005)	(1,139,173)	—	1,199,188	—
Purchase of 1,999 shares of treasury stock	—	—	—	—	—	(2,478,322)	(2,478,322)
Issuance of common stock under stock options and stock purchase plans	244	2	121,922	—	—	—	121,924
Share-based compensation expense	—	—	36,570	—	—	—	36,570
Balance at May 8, 2021	22,897	$229	$1,381,982	$(1,205,600)	$(304,382)	$(1,635,621)	$(1,763,392)

	Thirty-Six Weeks Ended May 9, 2020
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 31, 2019	25,445	$254	$1,264,448	$(1,305,347)	$(269,322)	$(1,403,884)	$(1,713,851)
Net income	—	—	—	992,515	—	—	992,515
Total other comprehensive income	—	—	—	—	(75,194)	—	(75,194)
Retirement of treasury shares	(1,912)	(19)	(99,686)	(1,878,595)	—	1,978,300	—
Purchase of 826 shares of treasury stock	—	—	—	—	—	(930,903)	(930,903)
Issuance of common stock under stock options and stock purchase plans	136	2	62,899	—	—	—	62,901
Share-based compensation expense	—	—	31,796	—	—	—	31,796
Balance at May 9, 2020	23,669	$237	$1,259,457	$(2,191,427)	$(344,516)	$(356,487)	$(1,632,736)

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

Operating results for the twelve and thirty-six weeks ended May 8, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 28, 2021. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters of fiscal 2021 and 2020 each have 16 weeks.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which was subsequently amended in November 2018 through ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments Credit Losses. ASU 2016-13 requires entities to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The Company adopted this guidance using the modified retrospective adoption method beginning with its first quarter ended November 21, 2020. The adoption of this new guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements and related disclosures. The balance for allowance for uncollectable accounts was $11.1 million at May 8, 2021 and $10.0 million at August 29, 2020.

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

Stock Options:

The Company made stock option grants of 196,520 shares during the thirty-six week period ended May 8, 2021 and granted options to purchase 188,324 shares during the comparable prior year period. The Company grants options to purchase common stock to certain of its employees under its equity incentive plans at prices equal to the market value of the stock on the date of grant. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date.

The weighted average fair value of the stock option awards granted during the thirty-six week periods ended May 8, 2021 and May 9, 2020, using the Black-Scholes-Merton multiple-option pricing valuation model, was $299.99 and $252.39 per share, respectively, using the following weighted average key assumptions:

	Thirty-Six Weeks Ended
	May 8,	May 9,
	2021	2020

Expected price volatility	28%	22%
Risk-free interest rate	0.4%	1.4%
Weighted average expected lives (in years)	5.6	5.5
Forfeiture rate	10%	10%
Dividend yield	0%	0%

During the thirty-six week period ended May 8, 2021, 239,177 stock options were exercised at a weighted average exercise price of $513.51. In the comparable prior year period, 121,236 stock options were exercised at a weighted average exercise price of $480.39.

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

As of May 8, 2021, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $12.1 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.6 years.

Transactions related to restricted stock units for the thirty-six weeks ended May 8, 2021 were as follows:

		Weighted-
	Number	Average Grant
	of Shares	Date Fair Value

Nonvested at August 29, 2020	14,160	$910.63
Granted	8,064	1,149.77
Vested	(5,805)	977.48
Canceled or forfeited	(367)	1,025.45
Nonvested at May 8, 2021	16,052	$1,003.38

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $13.9 million for the twelve week period ended May 8, 2021, and $10.1 million for the comparable prior year period. Total share-based compensation expense was $38.1 million for the thirty-six week period ended May 8, 2021, and $32.3 million for the comparable prior year period.

For the twelve week period ended May 8, 2021, 142,660 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 187,965 anti-dilutive shares were excluded from the dilutive earnings per share computation. There were 166,456 anti-dilutive shares excluded from the diluted earnings per share computation for the thirty-six week period ended May 8, 2021, and 161,321 anti-dilutive shares excluded for the comparable prior year period.

See AutoZone’s Annual Report on Form 10-K for the year ended August 29, 2020 and other filings with the SEC, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s Amended and Restated 2011 Equity Incentive Award Plan, the AutoZone, Inc. 2020 Omnibus Incentive Award Plan and the 2020 Director Compensation Program.

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	May 8, 2021
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$50,579	$—	$—	$50,579
Other long-term assets	58,015	17,857	—	75,872
	$108,594	$17,857	$—	$126,451

	August 29, 2020
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$75,651	$467	$—	$76,118
Other long-term assets	58,792	12,329	—	71,121
	$134,443	$12,796	$—	$147,239

At May 8, 2021, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheets consisted of short-term marketable debt securities, which are included within Other current assets, and long-term marketable debt securities, which are included in Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable debt securities, by asset class, are described in “Note D – Marketable Debt Securities.”

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

	May 8, 2021
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$31,660	$546	$—	$32,206
Government bonds	69,237	580	—	69,817
Mortgage-backed securities	4,912	64	—	4,976
Asset-backed securities and other	19,361	104	(13)	19,452
	$125,170	$1,294	$(13)	$126,451

	August 29, 2020
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$46,652	$970	$(4)	$47,618
Government bonds	44,594	1,172	—	45,766
Mortgage-backed securities	4,842	75	—	4,917
Asset-backed securities and other	48,798	143	(3)	48,938
	$144,886	$2,360	$(7)	$147,239

The debt securities held at May 8, 2021, had effective maturities ranging from less than one year to approximately four years. At May 8, 2021, the Company held eight securities that are in an unrealized loss position of approximately $13 thousand. In evaluating whether a credit loss exists for the securities, the Company considers factors such as the severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value. An allowance for credit losses was deemed unnecessary given consideration of the factors above.

Included above in total available-for-sale marketable debt securities are $62.4 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note E – Derivative Financial Instruments

At May 8, 2021, the Company had $28.6 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives, which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve week periods ended May 8, 2021 and May 9, 2020, the Company reclassified $863 thousand and $509 thousand of net losses from Accumulated other comprehensive loss to Interest expense, respectively. During the thirty-six week period ended May 8, 2021 and the comparable prior year period, the Company reclassified $2.6 million and $1.5 million of net losses from Accumulated other comprehensive loss to Interest expense, respectively. The Company expects to reclassify $3.7 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note F – Merchandise Inventories

Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or net realizable value for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. Due to historical price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is not to write up inventory in excess of replacement cost. The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $363.7 million at May 8, 2021 and $357.0 million at August 29, 2020.

Note G – Financing

The Company’s debt consisted of the following:

	May 8,	August 29,
(in thousands)	2021	2020

2.500% Senior Notes due April 2021, effective interest rate of 2.62%	$—	$250,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.125% Senior Notes due April 2024, effective interest rate 3.32%	300,000	300,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.625% Senior Notes due April 2025, effective interest rate 3.78%	500,000	500,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate of 3.83%	600,000	600,000
3.750% Senior Notes due April 2029, effective interest rate of 3.86%	450,000	450,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	750,000
1.650% Senior Notes due January 2031, effective interest rate of 2.19%	600,000	600,000
Total debt before discounts and debt issuance costs	5,300,000	5,550,000
Less: Discounts and debt issuance costs	32,104	36,629
Long-term debt	$5,267,896	$5,513,371

On March 15, 2021, the Company repaid the $250 million 2.500% Senior Notes due April 2021, which were callable at par in March 2021.

As of May 8, 2021, the $500 million 3.700% Senior Notes due April 2022 are classified as long-term in the accompanying Condensed Consolidated Balance Sheets as the Company has the ability and intent to refinance them on a long-term basis through available capacity in its Revolving Credit Agreement. As of May 8, 2021, the Company had $1.998 billion of availability under its $2.0 billion Revolving Credit Agreement, which would allow the Company to replace these short-term obligations with long-term financing facilities.

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

As of May 8, 2021, the Company had no outstanding borrowings and $1.7 million of outstanding letters of credit under the Revolving Credit Agreement.

Under the Company’s Revolving Credit Agreement, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances.

On April 3, 2020, the Company entered into a 364-Day Credit Agreement (the “364-Day Credit Agreement”) to supplement the Company’s existing Revolving Credit Agreement. The 364-Day Credit Agreement provided for loans in the aggregate principal amount of up to $750 million. The 364-Day Credit Agreement had a termination date of, and any amounts borrowed under the 364-Day Credit Agreement were due and payable on, April 2, 2021. Revolving loans under the 364-Day Credit Agreement could be base rate loans, Eurodollar loans, or a combination of both, at the Company’s election.

Effective February 22, 2021, the Company terminated the 364-Day Credit Agreement. There were no borrowings outstanding under the 364-Day Credit Agreement. The Company entered into the 364-Day Credit Agreement to augment its access to liquidity due to macroeconomic conditions existing at the time, and the Company determined the additional access to liquidity was no longer necessary.

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

The fair value of the Company’s debt was estimated at $4.758 billion as of May 8, 2021, and $6.081 billion as of August 29, 2020, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the carrying value of debt by $509.5 million and greater than the carrying value of debt by $567.5 million at May 8, 2021 and August 29, 2020, respectively, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts.

As of May 8, 2021, the Company was in compliance with all covenants and expects to remain in compliance with all covenants under its borrowing arrangements.

Note H – Stock Repurchase Program

From January 1, 1998 to May 8, 2021, the Company has repurchased a total of 149.7 million shares of its common stock at an aggregate cost of $24.832 billion, including 2.0 million shares of its common stock at an aggregate cost of $2.478 billion during the thirty-six week period ended May 8, 2021. On December 15, 2020, the Board voted to increase the repurchase authorization by $1.5 billion. On March 23, 2021, the Board voted to increase the repurchase authorization by an additional $1.5 billion. This raised the total value of shares authorized to be repurchased to $26.15 billion. Considering the cumulative repurchases as of May 8, 2021, the Company had $1.318 billion remaining under the Board’s authorization to repurchase its common stock.

During the thirty-six week period ended May 8, 2021, the Company retired 1.0 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1.139 billion and decreased Additional paid-in capital by $60.0 million. During the comparable prior year period, the Company retired 1.9 million shares of treasury stock, which increased Retained deficit by $1.879 billion and decreased Additional paid-in capital by $99.7 million.

Subsequent to May 8, 2021, the Company has repurchased 119,391 shares of its common stock at an aggregate cost of $174.8 million.

Note I – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale debt securities.

Changes in Accumulated other comprehensive loss for the twelve week periods ended May 8, 2021 and May 9, 2020 consisted of the following:

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(3)	on Securities	Derivatives	Total

Balance at February 13, 2021	$(279,725)	$1,344	$(22,458)	$(300,839)
Other comprehensive (loss) before reclassifications(1)(2)	(3,865)	(346)	—	(4,211)
Amounts reclassified from Accumulated other comprehensive (loss)(1)(2)	—	9	659	668
Balance at May 8, 2021	$(283,590)	$1,007	$(21,799)	$(304,382)

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(3)	on Securities	Derivatives	Total

Balance at February 15, 2020	$(225,380)	$581	$(3,538)	$(228,337)
Other comprehensive (loss) income before reclassifications(1)(2)	(104,920)	1,116	(12,808)	(116,612)
Amounts reclassified from Accumulated other comprehensive income (loss)(1)(2)	—	44	389	433
Balance at May 9, 2020	$(330,300)	$1,741	$(15,957)	$(344,516)

Changes in Accumulated other comprehensive loss for the thirty-six week periods ended May 8, 2021 and May 9, 2020 consisted of the following:

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(3)	on Securities	Derivatives	Total

Balance at August 29, 2020	$(332,321)	$1,845	$(23,776)	$(354,252)
Other comprehensive income (loss) before reclassifications(1)(2)	48,731	(861)	—	47,870
Amounts reclassified from Accumulated other comprehensive (loss) income(1)(2)	—	23	1,977	2,000
Balance at May 8, 2021	$(283,590)	$1,007	$(21,799)	$(304,382)

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(3)	on Securities	Derivatives	Total

Balance at August 31, 2019	$(265,598)	$591	$(4,315)	$(269,322)
Other comprehensive (loss) income before reclassifications(1)(2)	(64,702)	1,063	(12,808)	(76,447)
Amounts reclassified from Accumulated other comprehensive income (loss)(1)(2)	—	87	1,166	1,253
Balance at May 9, 2020	$(330,300)	$1,741	$(15,957)	$(344,516)

(1)	Amounts in parentheses indicate debits to Accumulated other comprehensive loss.
(2)	Amounts shown are net of taxes/tax benefits.
(3)	Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

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

Note K – Segment Reporting

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

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 6,657 locations in the U.S., Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 8,	May 9,	May 8,	May 9,
(in thousands)	2021	2020	2021	2020

Net Sales
Auto Parts Stores	$3,590,281	$2,724,604	$9,551,576	$7,932,831
Other	60,742	54,695	164,525	153,168
Total	$3,651,023	$2,779,299	$9,716,101	$8,085,999

Segment Profit
Auto Parts Stores	$1,877,240	$1,454,705	$5,042,124	$4,252,136
Other	37,706	35,943	107,822	105,642
Gross profit	1,914,946	1,490,648	5,149,946	4,357,778
Operating, selling, general and administrative expenses	(1,111,441)	(998,975)	(3,249,449)	(2,958,144)
Interest expense, net	(45,026)	(47,450)	(137,217)	(135,528)
Income before income taxes	$758,479	$444,223	$1,763,280	$1,264,106

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AutoZone, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. (the Company) as of May 8, 2021, the related condensed consolidated statements of income, comprehensive income and stockholders’ deficit for the twelve and thirty-six week periods ended May 8, 2021 and May 9, 2020, the condensed consolidated statements of cash flows for the thirty-six week periods ended May 8, 2021 and May 9, 2020, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

June 11, 2021

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect the future results of AutoZone, Inc. (“AutoZone” or the “Company”). The following MD&A discussion should be read in conjunction with our Condensed Consolidated Financial Statements, related notes to those statements and other financial information, including forward-looking statements and risk factors, that appear elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended August 29, 2020 and other filings we make with the SEC.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “seek,” “may,” “could,” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand; energy prices; weather; competition; credit market conditions; cash flows; access to available and feasible financing; future stock repurchases; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; risks associated with self -insurance; war and the prospect of war, including terrorist activity; the impact of public health issues, such as the ongoing global coronavirus (“COVID-19”) pandemic; inflation; the ability to hire, train and retain qualified employees; construction delays; the compromising of confidentiality, availability or integrity of information, including cyber-attacks; historic growth rate sustainability; downgrade of our credit ratings; damages to our reputation; challenges in international markets; failure or interruption of our information technology systems; origin and raw material costs of suppliers; disruption in our supply chain; impact of tariffs; anticipated impact of new accounting standards; and business interruptions. Certain of these risks and uncertainties are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of our Annual Report on Form 10-K for the year ended August 29, 2020, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance, actual results, developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. However, it should be understood that it is not possible to identify or predict all such risks and other factors that could affect these forward-looking statements. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are the leading retailer, and a leading distributor, of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at May 8, 2021 operated 5,975 stores in the U.S., 635 stores in Mexico and 47 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At May 8, 2021 in 5,107 of our domestic stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in all stores in Mexico and Brazil. We sell the ALLDATA brand automotive diagnostic and repair software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com and our commercial customers can make purchases through www.autozonepro.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve and thirty-six weeks ended May 8, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 2021. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters of fiscal 2021 and 2020 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September, and the lowest sales generally occurring in the months of December and January.

COVID-19 Impact

The COVID-19 pandemic continues to impact numerous aspects of our business. Our sales remain at an elevated level compared to sales prior to the pandemic, as we believe the additional pandemic-related government stimulus benefitted many of our customers. Our main priority continues to be the health, safety and well-being of our customers and employees. For fiscal 2021, we have incurred approximately $46 million in pandemic related expenses, including Emergency Time Off (“ETO”) benefit enhancements as compared to approximately $75 million in the comparable prior year period.

The long-term impact to our business remains unknown as we are unable to accurately predict the impact COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, the impact of variants of the disease, the distribution and efficacy of vaccines, the speed at which such vaccines are administered, actions that may be taken by governmental authorities intended to minimize the spread of the pandemic or to stimulate the economy and other unintended consequences.  Accordingly, business disruption related to the COVID-19 outbreak may continue to cause significant fluctuations in our business, unusually impacting demand for our products, our store hours and our workforce availability and magnify risks associated with our business and operations.

See “Risk Factors—The ongoing outbreak of COVID-19 has been declared a pandemic by the World Health Organization, continues to spread within the United States and many other parts of the world and may have a material adverse effect on our business operations, financial condition, liquidity and cash flow” in our Annual Report on Form 10-K for additional information.

Executive Summary

Net sales increased 31.4% for the quarter ended May 8, 2021 compared to the prior year period, which was driven by an increase in domestic same store sales (sales from stores open at least one year) of 28.9%. Domestic commercial sales increased 44.4%, which represents approximately 23% of our total sales. Operating profit increased 63.4% to $803.5 million compared to $491.7 million. Net income for the quarter increased 73.9% to $596.2 million compared to $342.9 million. Diluted earnings per share increased 84.0% to $26.48 per share from $14.39 per share. The increase in net income for the quarter ended May 8, 2021 was driven by strong topline growth.

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

During the third quarter of fiscal 2021, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 82% of total sales, which is consistent with the comparable prior year period, with failure related categories continuing to be the largest portion of our sales mix. While we have not experienced any fundamental shifts in our category sales mix as compared to the previous year, in our domestic stores we continue to experience a slight increase in mix of sales of the discretionary category as compared to previous quarters. We believe the improvement in this sales category continues to benefit from the pandemic as many of our customers spent more time and money to work on projects.

The two statistics we believe have the most positive correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including macroeconomic factors and the number of seven year old or older vehicles on the road. The average age of the U.S. light vehicle fleet continues to trend in our industry’s favor. According to the latest data provided by the Auto Care Association in the 2021 Auto Care Factbook, for the ninth consecutive year, the average age of vehicles on the road has exceeded 11 years. Since the beginning of the fiscal year and through March 2021 (latest publicly available information), miles driven in the U.S. decreased 7.2% compared to the same period in the prior year; however, the March 2021 data showed significant improvement in the number of miles driven. We believe the increase in miles driven is due to the nation beginning to return to pre-pandemic levels, but we are unable to predict if the increase will continue or the extent of the impact it will have on our business.

Twelve Weeks Ended May 8, 2021

Compared with Twelve Weeks Ended May 9, 2020

Net sales for the twelve weeks ended May 8, 2021 increased $871.7 million to $3.651 billion, or 31.4% over net sales of $2.779 billion for the comparable prior year period. Total auto parts sales increased by 31.8%, primarily driven by an increase in domestic same store sales of 28.9% and net sales of $51.5 million from new stores. Domestic commercial sales increased $254.8 million to $828.6 million, or 44.4%, over the comparable prior year period.

Gross profit for the twelve weeks ended May 8, 2021 was $1.915 billion, compared with $1.491 billion during the comparable prior year period. Gross profit, as a percentage of sales was 52.4% compared to 53.6% during the comparable prior year period. The decrease in gross margin was primarily driven by the accelerated growth in our Commercial business and our investment in pricing initiatives.

Operating, selling, general and administrative expenses for the twelve weeks ended May 8, 2021 were $1.111 billion, or 30.4% of net sales, compared with $999.0 million, or 35.9% of net sales during the comparable prior year period. The decrease in operating expenses, as a percentage of sales, was driven by strong sales growth and approximately $75 million in pandemic related expenses, including ETO for our AutoZoners, incurred in the prior year.

Net interest expense for the twelve weeks ended May 8, 2021 was $45.0 million compared with $47.5 million during the comparable prior year period. The decrease was primarily due to a decrease in the weighted average borrowing rate. Average borrowings for the twelve weeks ended May 8, 2021 were $5.351 billion, compared with $5.460 billion for the comparable prior year period. Weighted average borrowing rates were 3.3% and 3.4% for the quarter ended May 8, 2021 and May 9, 2020, respectively.

Our effective income tax rate was 21.4% of pretax income for the twelve weeks ended May 8, 2021, and 22.8% for the comparable prior year period. The decrease in the tax rate was primarily attributable to an increased benefit from stock options exercised during the twelve weeks ended May 8, 2021. The benefit of stock options exercised for the twelve weeks ended May 8, 2021 was $16.0 million compared to $1.1 million in the comparable prior year period.

Net income for the twelve week period ended May 8, 2021 increased by $253.3 million to $596.2 million from $342.9 million in the comparable prior year period, and diluted earnings per share increased by 84.0% to $26.48 from $14.39. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $1.77.

Thirty-Six Weeks Ended May 8, 2021

Compared with Thirty-Six Weeks Ended May 9, 2020

Net sales for the thirty-six weeks ended May 8, 2021 increased $1.630 million to $9.716 billion, or 20.2%, over net sales of $8.086 billion for the comparable prior year period. Total auto parts sales increased by 20.4%, primarily driven by an increase in domestic same store sales of 19.0% and net sales of $133.4 million from new stores. Domestic commercial sales increased by $410.6 million, or 23.4%, to $2.163 billion.

Gross profit for the thirty-six weeks ended May 8, 2021 was $5.150 billion, or 53.0% of net sales, compared with $4.358 billion, or 53.9% of net sales, during the comparable prior year period. The decrease in gross margin was primarily driven by the accelerated growth in our Commercial business and our investment in pricing initiatives.

Operating, selling, general and administrative expenses for the thirty-six weeks ended May 8, 2021 were $3.249 billion, or 33.4% of net sales, compared with $2.958 billion, or 36.6% of net sales, during the comparable prior year period. The decrease in operating expenses, as a percentage of sales, was primarily driven by strong sales growth. Total pandemic related expenses, including ETO were approximately $46 million for the thirty-six week period ended May 8, 2021 compared to approximately $75 million during the comparable prior year period.

Net interest expense for the thirty-six weeks ended May 8, 2021 was $137.2 million compared with $135.5 million during the comparable prior year period. The increase was primarily due to an increase in the weighted average borrowing rate. Average borrowings for the thirty-six weeks ended May 8, 2021 were $5.460 billion, compared with $5.371 billion for the comparable prior year period. Weighted average borrowing rates were 3.3% and 3.2% for the thirty-six week periods ended May 8, 2021 and May 9, 2020, respectively.

Our effective income tax rate was 21.5% of pretax income for the thirty-six weeks ended May 8, 2021, which was flat to the comparable prior year period. The benefit of stock options exercised for the thirty-six week period ended May 8, 2021 was $35.2 million compared to $17.6 million in the comparable prior year period.

Net income for the thirty-six week period ended May 8, 2021 increased by $392.0 million to $1.385 billion due to the factors set forth above, and diluted earnings per share increased by 45.6% to $59.80 from $41.08 in the comparable prior year period. The impact on current year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period resulted in an increase of $2.18 per share.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. For the thirty-six weeks ended May 8, 2021, our net cash flows from operating activities provided $2.230 billion compared with $1.303 billion provided during the comparable prior year period. The increase is primarily due to favorable changes in accounts payable and growth in net income due to accelerated sales growth as a result of the effect of the COVID-19 pandemic on our customers.

Our net cash flows used in investing activities for the thirty-six weeks ended May 8, 2021 were $358.7 million as compared with $247.9 million in the comparable prior year period. Capital expenditures for the thirty-six weeks ended May 8, 2021 were $375.7 million compared to $273.9 million. The increase is primarily driven by increased store openings. During the thirty-six week period ended May 8, 2021 and May 9, 2020, we opened 108 and 73 net new stores, respectively. Investing cash flows were impacted by our wholly owned captive, which purchased $52.6 million and sold $72.3 million in marketable debt securities during the thirty-six weeks ended May 8, 2021. During the comparable prior year period, the captive purchased $82.5 million in marketable debt securities and sold $106.7 million.

Our net cash flows used in financing activities for the thirty-six weeks ended May 8, 2021 were $2.651 billion compared to $712.2 million in the comparable prior year period. During the thirty-six weeks ended May 8, 2021, we repaid our $250 million 2.500% Senior Notes due April 2021, which were callable at par in March 2021. In the comparable prior year period, we received $500 million from the issuance of 3.625% Senior Notes due April 2025 and received $750 million from the issuance of 4.000% Senior Notes due April 2030. We did not have any commercial paper activity during the thirty-six week period ended May 8, 2021 as compared to $1.030 billion in net proceeds in the comparable prior year period. Stock repurchases were $2.478 billion in the current thirty-six week period as compared with $930.9 million in the prior year period. Proceeds from the sale of common stock and exercises of stock options for the thirty-six weeks ended May 8, 2021 and May 9, 2020 provided $121.9 million and $56.3 million, respectively.

During fiscal 2021, we expect to increase the investment in our business as compared to fiscal 2020. The expected increase is driven by delays in capital spending for the third and fourth quarter of fiscal 2020 related to the uncertainties surrounding the COVID-19 pandemic. Our investments continue to be directed primarily to new stores, supply chain infrastructure, technology and enhancements to existing stores. The amount of our investments in our new stores is impacted by different factors, including such factors as whether the building and land are purchased (requiring higher investment) or leased (generally lower investment), located in the U.S., Mexico or Brazil, or located in urban or rural areas.

In addition to the building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in arrangements with financial institutions whereby they factor their AutoZone receivables, allowing them to receive early payment from the financial institution on our invoices at a discounted rate. The terms of these agreements are between the vendor and the financial institution. Upon request from the vendor, we confirm to the vendor’s financial institution the balances owed to the vendor, the due date and agree to waive any right of offset to the confirmed balances. A downgrade in our credit or changes in the financial markets may limit the financial institutions’ willingness to participate in these arrangements, which may result in the vendor wanting to renegotiate payment terms. A reduction in payment terms would increase the working capital required to fund future inventory investments. Extended payment terms from our vendors have allowed us to continue our high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 123.9% at May 8, 2021, compared to 108.2% at May 9, 2020. The increase from the comparable prior year period was primarily due to increased accounts payable purchases with favorable vendor terms and higher inventory turns.

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

For the trailing four quarters ended May 8, 2021, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP measure, was 40.2% as compared to 34.0% for the comparable prior year period. We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Debt Facilities

On March 15, 2021, we repaid the $250 million 2.500% Senior Notes due April 2021 which were callable at par in March 2021.

As of May 8, 2021, the $500 million 3.700% Senior Notes due April 2022 were classified as long-term in the Consolidated Balance Sheets as we had the ability and intent to refinance them on a long-term basis through available capacity in our revolving credit facilities. As of May 8, 2021, we had $1.998 billion of availability under our $2.0 billion Revolving Credit Agreement.

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

As of May 8, 2021, we had no outstanding borrowings and $1.7 million of outstanding letters of credit under the Revolving Credit Agreement.

Under our Revolving Credit Agreement, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of May 8, 2021, we had $25.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2022.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $136.9 million in letters of credit outstanding as of May 8, 2021. These letters of credit have various maturity dates and were issued on an uncommitted basis.

On April 3, 2020, we entered into a 364-Day Credit Agreement (the “364-Day Credit Agreement”) to supplement our existing Revolving Credit Agreement. The 364-Day Credit Agreement provided for loans in the aggregate principal amount of up to $750 million. The 364-Day Credit Agreement had a termination date of, and any amounts borrowed under the 364-Day Credit Agreement were due and payable on, April 2, 2021. Revolving loans under the 364-Day Credit Agreement could be base rate loans, Eurodollar loans, or a combination of both, at our election.

Effective February 22, 2021, we terminated the 364-Day Credit Agreement. There were no borrowings outstanding under the 364-Day Credit Agreement. We entered into the 364-Day Credit Agreement to augment our access to liquidity due to macroeconomic conditions existing at the time, and we determined the additional access to liquidity was no longer necessary.

All Senior Notes are subject to an interest rate adjustment if the debt ratings assigned are downgraded (as defined in the agreements). Further, the Senior Notes contain a provision that repayment may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our Senior Notes contain minimal covenants, primarily restrictions on liens, sale and leaseback transactions and consolidations, mergers and the sale of assets. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs. As of May 8, 2021, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.0:1 as of May 8, 2021 and was 2.6:1 as of May 9, 2020. We calculate adjusted debt as the sum of total debt, financing lease liabilities and rent times six; and we calculate adjusted EBITDAR by adding interest, taxes, depreciation, amortization, rent, and share-based compensation expense to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. To the extent EBITDAR continues to grow in future years, we expect our debt levels to increase; conversely, if EBITDAR declines, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

From January 1, 1998 to May 8, 2021, we have repurchased a total of 149.7 million shares of our common stock at an aggregate cost of $24.832 billion, including 2.0 million shares of our common stock at an aggregate cost of $2.478 billion during the thirty-six week period ended May 8, 2021.

On December 15, 2020, the Board voted to increase the repurchase authorization by $1.5 billion. On March 23, 2021, the Board voted to increase the repurchase authorization by an additional $1.5 billion. This raised the total value of shares authorized to be repurchased to $26.15 billion. Considering cumulative repurchases as of May 8, 2021, we had $1.318 billion remaining under the Board’s authorization to repurchase our common stock.

Subsequent to May 8, 2021 we have repurchased 119,391 shares of our common stock at an aggregate cost of $174.8 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have canceled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at May 8, 2021, was $163.5 million, compared with $246.9 million at August 29, 2020, and our total surety bonds commitment at May 8, 2021, was $41.9 million, compared with $56.7 million at August 29, 2020.

Financial Commitments

Except for the previously discussed termination of the 364-Day Credit Agreement and the repayment of the $250 million 2.500% Senior Notes due April 2021, as of May 8, 2021, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 29, 2020.

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

Reconciliation of Non-GAAP Financial Measure: Adjusted After-Tax ROIC

The following tables calculate the percentages of adjusted ROIC for the trailing four quarters ended May 8, 2021 and May 9, 2020.

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 29,	May 9,	August 29,	May 8,	May 8,
(in thousands, except percentage)	2020(1)	2020	2020	2021	2021

Net income	$1,732,972	$992,515	$740,457	$1,384,543	$2,125,000
Adjustments:
Interest expense	201,165	135,528	65,637	137,217	202,854
Rent expense(2)	329,783	227,327	102,456	236,737	339,193
Tax effect(3)	(115,747)	(79,102)	(36,645)	(81,522)	(118,167)
Adjusted after-tax return	$2,148,173	$1,276,268	$871,905	$1,676,975	$2,548,880

Average debt(4)					$5,446,162
Average stockholders’ deficit(4)					(1,364,932)
Add: Rent x 6(2)					2,035,158
Average finance lease liabilities(4)					227,061
Invested capital					$6,343,449

Adjusted after-tax ROIC					40.2%

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Seventeen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 31,	May 4,	August 31,	May 9,	May 9,
(in thousands, except percentage)	2019(1)	2019	2019	2020	2020

Net income	$1,617,221	$1,051,992	$565,229	$992,515	$1,557,744
Adjustments:
Interest expense	184,804	123,608	61,196	135,528	196,724
Rent expense(2)	332,726	224,259	108,467	227,327	335,794
Tax effect(3)	(111,269)	(74,791)	(36,478)	(78,014)	(114,492)
Deferred tax liabilities, net of repatriation tax	(6,340)	(6,340)	—	—	—
Adjusted after-tax return	$2,017,142	$1,318,728	$698,414	$1,277,356	$1,975,770

Average debt(4)					$5,303,066
Average stockholders' deficit(4)					(1,684,662)
Add: Rent x 6(2)					2,014,764
Average finance lease liabilities(4)					184,286
Invested capital					$5,817,454

Adjusted after-tax ROIC					34.0%

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended May 8, 2021 and May 9, 2020.

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 29,	May 9,	August 29,	May 8,	May 8,
(in thousands, except ratio)	2020(1)	2020	2020	2021	2021

Net income	$1,732,972	$992,515	$740,457	$1,384,543	$2,125,000
Add: Interest expense	201,165	135,528	65,637	137,217	202,854
Income tax expense	483,542	271,591	211,951	378,737	590,688
Adjusted EBIT	2,417,679	1,399,634	1,018,045	1,900,497	2,918,542
Add: Depreciation and amortization expense	397,466	272,115	125,351	278,044	403,395
Rent expense(2)	329,783	227,327	102,456	236,737	339,193
Share-based expense	44,835	32,251	12,584	38,061	50,645
Adjusted EBITDAR	$3,189,763	$1,931,327	$1,258,436	$2,453,339	$3,711,775

Debt					$5,267,896
Financing lease liabilities					228,597
Add: Rent x 6(2)					2,035,158
Adjusted debt					$7,531,651

Adjusted debt to EBITDAR					2.0

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Seventeen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 31,	May 4,	August 31,	May 9,	May 9,
(in thousands, except ratio)	2019(1)	2019	2019	2020	2020

Net income	$1,617,221	$1,051,992	$565,229	$992,515	$1,557,744
Add: Interest expense	184,804	123,608	61,196	135,528	196,724
Income tax expense	414,112	259,762	154,350	271,591	425,941
Adjusted EBIT	2,216,137	1,435,362	780,775	1,399,634	2,180,409
Add: Depreciation and amortization expense	369,957	251,118	118,839	272,115	390,954
Rent expense(2)	332,726	224,259	108,467	227,327	335,794
Share-based expense	43,255	31,529	11,726	32,251	43,977
Adjusted EBITDAR	$2,962,075	$1,942,268	$1,019,807	$1,931,327	$2,951,134

Debt					$5,418,272
Financing lease liabilities					184,276
Add: Rent x 6(2)					2,014,764
Adjusted debt					$7,617,312

Adjusted debt to EBITDAR					2.6

(1)	The fiscal year ended August 31, 2019 consists of 53 weeks. All other presented fiscal years are based on 52 weeks.
(2)	The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the trailing four quarters ended May 8, 2021 and May 9, 2020 (in thousands):

Total lease cost, per ASC 842, for the trailing four quarters ended May 8, 2021	$421,750
Less: Finance lease interest and amortization	(55,725)
Less: Variable operating lease components, related to insurance and common area maintenance	(26,832)
Rent expense for the trailing four quarters ended May 8, 2021	$339,193

Total lease cost, per ASC 842, for the 36 weeks ended May 9, 2020	$286,626
Less: Finance lease interest and amortization	(42,172)
Less: Variable operating lease components, related to insurance and common area maintenance	(17,127)
Rent expense for the 36 weeks ended May 9, 2020	$227,327
Add: Rent expense for the 17 weeks ended August 31, 2019 as previously reported prior to the adoption of ASC 842	108,467
Rent expense for the trailing four quarters ended May 9, 2020	$335,794

(3)	Effective tax rate over trailing four quarters ended May 8, 2021 and May 9, 2020 is 21.8% and 21.5%, respectively.
(4)	All averages are computed based on trailing five quarter balances.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

At May 8, 2021, we had no material change to our instruments and positions that is sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 29, 2020.

The fair value of our debt was estimated at $4.758 billion as of May 8, 2021, and $6.081 billion as of August 29, 2020, based on the quoted market prices for the same or similar debt issues or on the current rates available to us for debt having the same remaining maturities. Such fair value was less than the carrying value of debt by $509.5 million and greater than the carrying value by $567.5 million at May 8, 2021 and August 29, 2020, respectively. We did not have any variable rate debt outstanding at May 8, 2021. The carrying value of debt reflects its face amount adjusted for any unamortized debt issuance costs and discounts. We had outstanding fixed rate debt of $5.268 billion, net of unamortized debt issuance costs of $32.1 million at May 8, 2021 and $5.513 billion, net of unamortized debt issuance costs of $36.6 million at August 29, 2020. A one percentage point increase in interest rates would have increased the fair value of our fixed rate debt by $624.5 million at May 8, 2021.

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of May 8, 2021, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 8, 2021.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 8, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended May 8, 2021 were as follows:

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

February 14, 2021 to March 13, 2021	169,396	$1,198.28	169,396	$514,582,871
March 14, 2021 to April 10, 2021	249,812	1,356.90	249,812	1,675,612,921
April 11, 2021 to May 8, 2021	244,120	1,466.68	244,120	1,317,567,694
Total	663,328	$1,356.79	663,328	$1,317,567,694

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended by the Board on December 15, 2020 to increase the repurchase authorization by $1.5 billion and again on March 23, 2021, to increase the repurchase authorization by an additional $1.5 billion. This brings the total value of shares to be repurchased to $26.15 billion. All of the above repurchases were part of this program.

Subsequent to May 8, 2021, we have repurchased 119,391 shares of our common stock at an aggregate cost of $174.8 million.

Item 3.          Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

Not applicable.

Item 6.          Exhibits

The following exhibits are being filed herewith:

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Seventh Amended and Restated By-Laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 19, 2018.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended May 8, 2021, has been formatted in Inline XBRL.

*	Furnished herewith.

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
Dated: June 11, 2021