Form 10-K
period 2021-08-28
AUTOZONE INC
filed 2021-10-25
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 28, 2021.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $24,697,255,765.

The number of shares of Common Stock outstanding as of October 18, 2021, was 20,967,962.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement to be filed within 120 days of August 28, 2021, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held December 15, 2021, are incorporated by reference into Part III.

Forward-Looking Statements

Certain statements contained in this annual report constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “seek,” “may,” “could” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand; energy prices; weather; competition; credit market conditions; cash flows; access to available and feasible financing; future stock repurchases; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; risks associated with self-insurance; war and the prospect of war, including terrorist activity; the impact of public health issues, such as the ongoing global coronavirus (“COVID-19”) pandemic; inflation; the ability to hire, train and retain qualified employees; construction delays; the compromising of confidentiality, availability or integrity of information, including due to cyber-attacks; historic growth rate sustainability; downgrade of our credit ratings; damage to our reputation; challenges in international markets; failure or interruption of our information technology systems; origin and raw material costs of suppliers; inventory availability; disruption in our supply chain; impact of tariffs; anticipated impact of new accounting standards; and business interruptions. Certain of these risks and uncertainties are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of this Annual Report on Form 10-K for the year ended August 28, 2021, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. However, it should be understood that it is not possible to identify or predict all such risks and other factors that could affect these forward-looking statements. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Introduction

AutoZone, Inc. (“AutoZone,” the “Company,” “we,” “our” or “us”) is the leading retailer, and a leading distributor, of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at August 28, 2021, operated 6,051 stores in the United States (“U.S.”), 664 stores in Mexico and 52 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 28, 2021, in 5,179 of our domestic stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in all stores in Mexico and Brazil. We also sell the ALLDATA brand automotive diagnostic, repair and shop management software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services.

Human Capital Resources

We believe the foundation of our success is our culture, which defines how our employees (“AutoZoners”) take care of customers. Each AutoZoner works hard to Live the Pledge, share their passion for WOW! Customer Service and Go the Extra Mile every day to continue building and growing AutoZone for our customers.

As of August 28, 2021, we employed approximately 100,000 AutoZoners, approximately 62 percent of whom were employed full-time and the remaining 38 percent were employed part-time. About 90 percent of our AutoZoners were employed in stores or in direct field supervision, approximately 6 percent in distribution centers and approximately 4 percent in store support and other functions. Included in the above numbers are approximately 12,000 persons employed in our international operations. We have never experienced any material labor disruption, do not have any collective bargaining agreements and believe that relations with our AutoZoners are good.

Training & Development

We have a number of different types of jobs and career opportunities. While many of our AutoZoners follow more traditional career paths (e.g., part-time to full-time sales, store manager, district manager, regional manager, vice president), we encourage cross-functional development and support of AutoZoners as they expand their career into other departments and fields of interest. Many members of our senior leadership team have held positions in two or more areas of the business.

Recognition

The AutoZone Pledge and Values drive our success and foster a strong, unique culture of teamwork and customer service. We encourage the recognition of AutoZoners for a variety of accomplishments, such as going above and beyond to deliver Trustworthy Advice and WOW! Customer Service, taking initiative to prevent incidents and injuries, making contributions to help detect or report internal or external theft or providing significant service to help others. Whether they work in our stores, distribution centers, support centers or travel to support our customers and business, we believe AutoZoners everywhere should be recognized for their efforts and outstanding performance. We also recognize AutoZoners for their years of service to the organization and our customers.

Diversity, Equity and Inclusion (“DEI”)

“Embraces Diversity” is one of our Values, and we have made great strides to lay a proper foundation for our DEI initiatives. With the oversight and support of a cross-functional Diversity Council and DEI Steering Committee, our DEI efforts influence and inform many parts of our human capital management function including talent acquisition, retention, professional development and workforce management. Our first business resource group (“BRG”) was established in 2014 (AutoZone Women’s Initiative). Since then, four other BRGs now support AutoZoners who share common interests or backgrounds and have a mission to contribute their voices, time and talent to helping AutoZoners succeed and grow in their careers.

Health and Safety

We are committed to providing a safe working and shopping environment for our AutoZoners and customers. Aligned with our values, we strive to continually monitor our working and shopping environment to keep our AutoZoners and customers as safe as possible. In response to the COVID-19 pandemic, we continue to invest in supplies for the protection of our AutoZoners and our customers and increased the frequency of cleaning and disinfecting our stores. We also provided Emergency Time-Off benefit enhancements for both full-time and part-time AutoZoners and a one-time financial incentive for receiving the COVID-19 vaccine. As the effects of COVID-19 continue to evolve, we are closely monitoring the changing situation and complying with public health guidance.

Additional information about our human capital resources can be found in our most recent Corporate Social Responsibility (“CSR”) Report, which is available on our website. Our CSR Report is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference into any of our other filings with the Securities and Exchange Commission (“the SEC”).

Store Operations

At August 28, 2021, our stores were in the following locations:

Store
Count
Alabama	120
Alaska	8
Arizona	162
Arkansas	70
California	641
Colorado	95
Connecticut	53
Delaware	17
Florida	397
Georgia	209
Hawaii	11
Idaho	32
Illinois	243
Indiana	160
Iowa	36
Kansas	54
Kentucky	102
Louisiana	129
Maine	14
Maryland	88
Massachusetts	83
Michigan	214
Minnesota	60
Mississippi	98
Missouri	120
Montana	15
Nebraska	24
Nevada	66
New Hampshire	23
New Jersey	117
New Mexico	63
New York	211
North Carolina	228
North Dakota	7
Ohio	277
Oklahoma	85
Oregon	53
Pennsylvania	211
Puerto Rico	50
Rhode Island	17
Saint Thomas	1
South Carolina	101
South Dakota	9
Tennessee	174
Texas	652
Utah	70
Vermont	2
Virginia	146
Washington	97
Washington, DC	5
West Virginia	45
Wisconsin	77
Wyoming	9
Total Domestic stores	6,051
Mexico	664
Brazil	52
Total stores	6,767

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

We believe our stores are “destination stores,” generating their own traffic rather than relying on traffic created by adjacent stores. Therefore, we situate most stores on major thoroughfares with easy access and good parking.

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

Commercial

Our commercial sales program operates in a highly fragmented market, and we are a leading distributor of automotive parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts in the Americas. As a part of the domestic store program, we offer credit and delivery to our customers, as well as online ordering through www.autozonepro.com or through the AutoZone Pro smartphone application. Through our hub stores, we offer a greater range of parts and products desired by professional technicians. We have dedicated sales teams focused on independent repair shops as well as national, regional and public sector commercial accounts.

Store Development

The following table reflects our location development during the past five fiscal years:

	Fiscal Year
	2021	2020	2019	2018	2017
Locations:
Beginning	6,549	6,411	6,202	6,029	5,814
Sold(1)	—	—	—	26	—
New	219	138	209	201	215
Closed	1	—	—	2	—
Net new	218	138	209	199	215
Relocated	12	5	2	7	5
Ending	6,767	6,549	6,411	6,202	6,029

(1)	26 Interamerican Motor Corporation (“IMC”) branches sold on April 4, 2018.

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

Customer Service

Customer service is the most important element in our marketing and merchandising strategy, which is based upon consumer marketing research. We emphasize that our AutoZoners should always put customers first by providing prompt, courteous service and trustworthy advice. Our electronic parts catalog assists in the selection of parts as well as identifying any associated warranties offered by us or our vendors. We sell automotive hard parts, maintenance items, accessories and non-automotive parts through www.autozone.com, for pick-up in store or to be shipped directly to a customer’s home or business, with next day delivery covering approximately 82% of the U.S. population. Additionally, we offer a smartphone application that provides customers with store locations, driving directions, operating hours, product availability, the ability to purchase products and other information.

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

A/C Compressors
Batteries & Accessories
Bearings
Belts & Hoses
Calipers
Chassis
Clutches
CV Axles
Engines
Fuel Pumps
Fuses
Ignition
Lighting
Mufflers
Radiators
Starters & Alternators
Thermostats
Tire Repair
Water Pumps

Antifreeze & Windshield Washer Fluid
Brake Drums, Rotors, Shoes & Pads
Chemicals, including Brake & Power
Steering Fluid, Oil & Fuel Additives
Oil & Transmission Fluid
Oil, Cabin, Air, Fuel & Transmission

Filters
Oxygen Sensors
Paint & Accessories
Refrigerant & Accessories
Shock Absorbers & Struts
Spark Plugs & Wires
Windshield Wipers

Air Fresheners
Cell Phone Accessories
Drinks & Snacks
Floor Mats & Seat Covers
Interior & Exterior Accessories
Mirrors
Performance Products
Protectants & Cleaners
Sealants & Adhesives
Steering Wheel Covers
Stereos & Radios
Tools
Towing
Wash & Wax

We believe customer satisfaction is often impacted by our ability to promptly provide specific automotive products as requested. Each store carries the same basic products, but we tailor our hard parts inventory to the makes and models of the vehicles in each store’s trade area, and our sales floor products are tailored to the local store’s demographics. Our hub stores (including mega hubs, which carry an even broader assortment) carry a larger assortment of products that are delivered to local satellite stores. We are constantly updating the products we offer to ensure our inventory matches the products our customers need or desire.

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

Brand Marketing: Marketing and Loyalty

We believe that targeted advertising and promotions play important roles in succeeding in today’s environment. We are constantly working to understand our customers’ wants and needs so we can build long-lasting, loyal relationships. We utilize advertising, direct marketing, loyalty programs and promotions primarily to highlight our great value, the availability of high quality parts and develop a relationship with an expanding base of customers. Broadcast and digital media are our primary advertising methods of driving retail traffic to our stores, while we leverage a dedicated sales force and our ProVantage loyalty program to drive commercial sales.

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

Purchasing and Supply Chain

Merchandise is selected and purchased for all stores through our store support centers located in Memphis, Tennessee; Monterrey, Mexico and Sao Paulo, Brazil. Additionally, we have an office in Shanghai, China to support our sourcing efforts in Asia. In fiscal 2021, one class of similar products accounted for approximately 13 percent of our total revenues, and one vendor supplied approximately 10 percent of our total purchases. No other class of similar products accounted for 10 percent or more of our total revenues, and no other individual vendor provided more than 10 percent of our total purchases. We believe alternative sources of supply exist, at similar costs, for most types of product sold. Most of our merchandise flows through our distribution centers to our stores by our fleet of tractors and trailers or by third-party trucking firms. The distribution centers replenish all stores up to multiple times per week depending on store sales volumes.

We ended fiscal 2021 with 237 total domestic hub stores, which have a larger assortment of products as well as regular replenishment items that can be delivered to a store in its network within 24 hours. Hub stores are generally replenished from distribution centers multiple times per week. Hub stores have increased our ability to distribute products on a timely basis to many of our stores and to expand our product assortment.

As a subset of our domestic hub stores, we ended fiscal 2021 with 58 domestic mega hubs, an increase of 14 since the end of fiscal 2020. Mega hubs work in concert with our hubs to drive customer satisfaction through improved local parts availability and expanded product assortments. A mega hub store carries inventory of 80,000 to 110,000 unique SKUs, approximately twice what a hub store carries. Mega hubs provide coverage to both surrounding stores and other hub stores multiple times a day or on an overnight basis. Currently, we have over 5,900 domestic stores with access to mega hub inventory. A majority of these 5,900 stores currently receive their service same day.

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

Government Relations

We are subject to numerous federal, state, and local laws and regulations, many of which are complex, frequently revised and subject to varying interpretations. Some of the more significant regulations include, but are not limited to, regulations governing the disposal of hazardous materials, environmental regulations and occupational health and safety laws. For example, in connection with our used oil, oil filter and battery recycling programs, our customers may bring hazardous materials onto our property and our employees must abide by appropriate policies and procedures to ensure the safe handling of these materials before a third party takes possession for recycling or disposal. The terms of our contracts with third party vendors require that they are in compliance with all applicable laws and regulations. Additionally, as an owner or operator of real property, we may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property.

While compliance with applicable laws and regulations, including environmental regulations, has not had a material adverse effect on capital expenditures, earnings or our competitive position to date, we can make no assurances as to the future costs of compliance. For more information, see the Risk Factor titled “Our business, results of operations, financial condition and cash flows may be adversely affected by the adoption of new laws, changes to existing laws, increased enforcement activity or other governmental actions.” in “Part I. Item 1A, Risk Factors” in this report.

Trademarks and Patents

We have registered several service marks and trademarks in the U.S. Patent and Trademark Office as well as in certain other countries, including our service marks: “ALLDATA Collision,” “ALLDATA Diagnostics,” “ALLDATA Shop Manager,” “ALLDATA Tech-Assist,” “AutoZone,” “AutoZone Rewards,” “Do-It-Yourself Doesn’t Mean You Have To Do It Alone,” “Get in the Zone,” “Parts Are Just Part of What We Do,” “ProVantage,” “The Best Parts in Auto Parts,” “Zone” and trademarks: “ALLDATA Manage,” “ALLDATA Mobile,” “ALLDATA Repair,” “AutoZone,” “AutoZone & Design,” “BatteryZone,” “Duralast,” “Duralast Aero Blade,” “Duralast Ceramic Blade,” “Duralast Elite,” “Duralast Flex Blade,” “Duralast Gold,” “Duralast Gold Cmax,” “Duralast GT,” “Duralast Platinum,” “Duralast ProPower,” “Duralast ProPower Plus,” “Duralast ProPower Ultra,” “Duralast ProPower AGM,” “Duralast Max,” “Econocraft,” “Loan-A-Tool,” “ProElite,” “ProElite & Design,” “Shop Pro,” “SureBilt,” “Tougher Through Technology,” “TruGrade,” “Valucraft,” “V & Design” and “Z-net.” We believe that these service marks and trademarks are important components of our marketing and merchandising strategies.

Seasonality

Our business is somewhat seasonal in nature, with the highest sales typically occurring in the spring and summer months of February through September, and the lowest sales in the months of December and January. During short periods of time, a store’s sales can be affected by weather conditions. Extremely hot or extremely cold weather may enhance sales by causing parts to fail; thereby increasing sales of seasonal products. Mild or rainy weather tends to soften sales, as parts failure rates are lower in mild weather and elective maintenance is deferred during periods of rainy weather. Over the longer term, we believe the effects of weather balance out, as we have stores throughout the Americas.

AutoZone Websites

Our primary website is at www.autozone.com. We make available, free of charge, at www.autozone.com, by clicking “Investor Relations” located at the bottom of the page, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably feasible after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained therein or linked thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Information about our Executive Officers

The following list describes our executive officers, which are elected by and serve at the discretion of the Board of Directors. The title of each executive officer includes the words “Customer Satisfaction” which reflects our commitment to customer service.

William C. Rhodes, III, 56—Chairman, President and Chief Executive Officer, Customer Satisfaction

William C. Rhodes, III, was named Chairman of AutoZone during fiscal 2007 and has been President, Chief Executive Officer and a director since March 2005. Prior to his appointment as President and Chief Executive Officer, Mr. Rhodes served in various capacities within the Company since 1994. Prior to 1994, Mr. Rhodes was a manager with Ernst & Young LLP. Mr. Rhodes is a member of the Board of Directors for Dollar General Corporation.

Jamere Jackson, 52—Chief Financial Officer and Executive Vice President – Finance and Store Development, Customer Satisfaction

Jamere Jackson was named Executive Vice President and Chief Financial Officer-Elect on September 13, 2020 and Chief Financial Officer and Executive Vice President – Finance and Store Development effective January 1, 2021. Prior to joining AutoZone, from 2018 to 2020, Mr. Jackson served as Executive Vice President and Chief Financial Officer of Hertz Global Holdings, Inc., a worldwide rental company. From 2014 to 2018, Mr. Jackson served as Chief Financial Officer of Nielsen Holdings plc, an information, data and measurement company. Prior to 2014, Mr. Jackson held a variety of leadership roles at General Electric Company. Mr. Jackson serves on the Board of Directors for Eli Lilly & Co. and Hibbett, Inc.

Philip B. Daniele, 52—Executive Vice President – Merchandising, Supply Chain and Marketing, Customer Satisfaction

Philip B. Daniele was named Executive Vice President – Merchandising, Supply Chain and Marketing in June 2021. Previously, he served as Senior Vice President – Commercial from 2015 to 2021, Vice President – Commercial Support from 2013 to 2015 and Vice President – Merchandising from 2008 to 2013. He was also a Divisional Vice President – Store Operations from 2005 to 2008. Prior to 2005, Mr. Daniele held several other key management positions with the Company.

Mark A. Finestone, 60—Executive Vice President – Strategy and Innovation, Customer Satisfaction

Mark A. Finestone was named Executive Vice President – Strategy and Innovation in June 2021. From 2015 to 2021, he was Executive Vice President – Merchandising Supply Chain and Marketing. From 2008 to 2015, he was Senior Vice President – Merchandising, and from 2002 to 2008, he was Vice President – Merchandising. Prior to joining AutoZone in 2002, Mr. Finestone worked for May Department Stores for 19 years where he held a variety of leadership roles which included Divisional Vice President – Merchandising.

Preston B. Frazer, 45—Executive Vice President – Store Operations, Commercial and Loss Prevention, Customer Satisfaction

Preston B. Frazer was named Executive Vice President – Store Operations, Commercial and Loss Prevention in June 2021. From 2019 to 2021, he was Senior Vice President – Store Operations. Prior to that, he held the position of Divisional Vice President in addition to serving as Vice President – Store Operations Support. He began his career with AutoZone in 2006 in Finance and has held several key functional roles of increasing responsibility. Prior to joining AutoZone, Mr. Frazer was a senior manager with the accounting firm of KPMG, LLP.

Thomas B. Newbern, 59—Executive Vice President – International, Information Technology and ALLDATA, Customer Satisfaction

Thomas B. Newbern was named Executive Vice President – International, Information Technology and ALLDATA in June 2021. From 2015 to 2021, he was Executive Vice President – Store Operations, Commercial, Loss Prevention and ALLDATA. From 2013 to 2015, he was Senior Vice President – Store Operations and Loss Prevention. From 2012 to 2013, he was Senior Vice President – Store Operations and Store Development. From 2007 to 2012, he was Senior Vice President – Store Operations, and from 1998 to 2007, he was Vice President –Store Operations. Prior to 1998, Mr. Newbern held several other key management positions with the Company.

K. Michelle Borninkhof, 47—Senior Vice President and Chief Information Officer, Customer Satisfaction

K. Michelle Borninkhof was elected Senior Vice President and Chief Information Officer during April 2021. Prior to that, she was Chief Information Officer and Vice President for U.S. Technology at McDonald’s since 2018. Prior to joining McDonald’s, Ms. Borninkhof spent 11 years with Walmart Stores holding various leadership roles including Vice President – International Technology Delivery. Throughout her career, Ms. Borninkhof held various roles in store retail, distribution center operations and process improvement.

Eric S. Gould, 52—Senior Vice President – Supply Chain, Customer Satisfaction

Eric S. Gould was named Senior Vice President, Supply Chain, in February 2021. From 2017 to 2021, he served as Vice President, Supply Chain Replenishment and from 2013 to 2017 he served as Vice President – Commercial Sales. He was also Vice President – Replenishment from 2003 to 2013. Prior to 2003, Mr. Gould held several other key management positions within the Company.

Domingo J. Hurtado, 60—Senior Vice President – International, Customer Satisfaction

Domingo J. Hurtado Rodríguez was named Senior Vice President – International in September 2018. Prior to that, he was President – AutoZone de México. Mr. Hurtado has served in various capacities within the Company since 2001, which included leading the Company’s expansion into Mexico. Prior to 2001, he held different positions with RadioShack including Director General in Mexico and General Manager in Venezuela.

Dennis W. LeRiche, 53—Senior Vice President – Store Operations, Customer Satisfaction

Dennis W. LeRiche was named Senior Vice President – Store Operations in June 2021. From 2015 to 2021, he was a Divisional Vice President – Store Operations. Prior to 2015, Mr. LeRiche held several other key management positions with the Company.

Grant E. McGee, 59—Senior Vice President – Commercial, Customer Satisfaction

Grant E. McGee was named Senior Vice President – Commercial in June 2021. From 2007 to 2021, he was a Divisional Vice President – Store Operations. From 2004 to 2007, he was Vice President – Commercial. Prior to 2004, Mr. McGee held several other key positions with the Company.

Seong K. Ohm, 57—Senior Vice President – Merchandising, Customer Satisfaction

Seong K. Ohm was named Senior Vice President – Merchandising on October 26, 2020. Previously, Ms. Ohm served as the Group Commercial Development Officer for the Dairy Farm Group. Ms. Ohm also was the Chief Commercial Officer for Home Plus, the second largest retailer in Korea. Prior to these roles, she was Senior Vice President – General Merchandise Manager for both Walmart and Sam’s Club and Vice President/Divisional Merchandise Manager – Technology for Walmart Stores, Inc. Ms. Ohm began her career with General Electric.

Charlie Pleas, III, 56—Senior Vice President and Controller, Customer Satisfaction

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

Albert Saltiel, 57—Senior Vice President – Marketing and E-Commerce, Customer Satisfaction

Albert Saltiel was named Senior Vice President – Marketing and E-Commerce during October 2014. Previously, he was Senior Vice President – Marketing since 2013. Prior to that, he was Chief Marketing Officer and a key member of the leadership team at Navistar International Corporation. Mr. Saltiel has also been with Sony Electronics as General Manager, Marketing, and Ford Motor Company where he held multiple marketing roles.

Richard C. Smith, 57—Senior Vice President – Human Resources, Customer Satisfaction
Richard C. Smith was elected Senior Vice President – Human Resources in December 2015. He has been an AutoZoner since 1985, previously holding the position of Vice President of Stores since 1997. Prior thereto, he served in various capacities within the Company.

Kristen C. Wright, 45—Senior Vice President – General Counsel & Secretary, Customer Satisfaction

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

Strategic and Operational Risks

The COVID-19 pandemic persists in the U.S. and many other parts of the world and may have a material adverse effect on our business operations, financial condition, liquidity and cash flow.

The COVID-19 pandemic continues to impact numerous aspects of our business, and the long-term impact to our business remains unknown. This is due to the numerous uncertainties that have risen from the pandemic, including the severity of the disease, the duration of the outbreak, the likelihood of resurgences of the outbreak, including due to the emergence and spread of variants, actions that may be taken by governmental authorities in response to the disease, the timing, distribution, efficacy and public acceptance of vaccines, and unintended consequences of the foregoing.

In particular, it is unclear what near-term and long-term impact these factors will have on the number of vehicle miles driven, traffic to our stores, as well as demand for our products from our retail and commercial customers. While we have added safety measures to protect our employees and customers, continued business disruption caused by COVID-19 may require further significant actions to mitigate the impact, including but not limited to employee furloughs, reductions in store hours and store closings as well as ongoing increases in expenses. Conversely, if the unprecedented levels of customer demand we have experienced during the pandemic revert or subside, we may be unable to reduce expenses or otherwise react quickly and effectively to such changes.

Further, the continuing pandemic and related economic uncertainty may result in prolonged disruption and volatility to our business, cause additional negative impacts of which we are not currently aware and also magnify other risks associated with our business and operations, including risks associated with sourcing quality merchandise domestically and outside the U.S.; our ability to promptly adjust inventory levels to meet fluctuations in customer demand; our ability to comply with complex and evolving laws and regulations related to customers’ and AutoZoners’ health and safety; our ability to open new store locations and expand or remodel existing stores; and our ability to hire and train qualified employees to address temporary or sustained labor shortages. Accordingly, the COVID-19 pandemic could have a material adverse effect on demand for our products, workforce availability and our results of operations, financial condition, liquidity and cash flows.

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

•

the weather. Milder weather conditions may lower the failure rates of automotive parts, while extended periods of rain and winter precipitation may cause our customers to defer maintenance and repair on their vehicles. Extremely hot or cold conditions may enhance demand for our products due to increased failure rates of our customers’ automotive parts. Additionally, global warming trends and other significant climate changes can create more variability in the short term or lead to other weather conditions that could impact our business.

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

We believe that we compete effectively on the basis of merchandise availability as a result of investments in inventory available for immediate sale, the development of a robust hub and mega hub distribution network providing efficient access to obtain products required on-demand, options to order products online or by telephone and pick them up in stores and options for special orders directly from our vendors. We also offer hassle-free returns to our customers. In addition, we believe that customers value the personal interaction with a salesperson who is qualified to offer trustworthy advice and provide other free services such as parts testing.

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

We have increased our store count in the past five fiscal years, growing from 5,814 stores at August 27, 2016, to 6,767 stores at August 28, 2021, a compounded annual growth rate of three percent. Additionally, we have increased annual revenues in the past five fiscal years from $10.636 billion in fiscal 2016 to $14.630 billion in fiscal 2021, with a compounded annual growth rate of seven percent. Annual revenue growth is driven by the opening of new stores, the development of new commercial programs and increases in same store sales. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of same store sales.

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

Additionally, the unprecedented levels of customer demand we have experienced for our products during the COVID-19 pandemic has resulted in significant increases in same store sales growth during fiscal 2020 and fiscal 2021. Therefore, we may not be able to sustain these growth trends if customer demand returns to pre-pandemic levels.

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

We believe much of our brand value lies in the quality of the approximately 100,000 AutoZoners employed in our stores, distribution centers, store support centers and ALLDATA. Our workforce costs represent our largest operating expense, and our ability to meet our labor needs while controlling labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates and unemployment levels. Our business is also subject to employment laws and regulations, including requirements related to minimum wage, benefits and scheduling requirements. In addition, the implementation of potential regulatory changes relating to overtime exemptions and benefits for certain employees under federal and state laws could result in increased labor costs to our business and negatively impact our operating results.

We compete with other retail businesses for many of our associates in hourly positions, and these positions have historically had high turnover rates, which can lead to increased training and retention costs, particularly in a competitive labor market. We cannot be assured that we can continue to hire, train and retain qualified employees at current wage rates since we operate in a competitive labor market, and there is a risk of market increases in compensation.

If we are unable to hire, properly train and retain qualified employees, we could experience higher employment costs, reduced sales, losses of customers and diminution of our brand or company culture, which could adversely affect our earnings. If we do not maintain competitive wages or benefit packages, our customer service could suffer due to a declining quality of our workforce or, alternatively, our earnings could decrease if we increase our wage rates. A violation or change in employment and labor laws (including changes in existing employment benefit programs such as health insurance) could have a material adverse effect on our results of operations, financial condition and cash flows.

Inability to acquire and provide quality merchandise at competitive prices could adversely affect our sales and results of operations.

We are dependent upon our domestic and international vendors continuing to supply us with quality merchandise at competitive prices and payment terms. If our merchandise offerings do not meet our customers’ expectations regarding quality, innovation and safety, we could experience lost sales, increased costs and exposure to legal and reputational risk. All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety and quality standards. Events that give rise to actual, potential or perceived product safety concerns could expose us to government enforcement action or private litigation, result in costly product recalls and other liabilities and lead to reputational harm and loss of customer confidence. To the extent our suppliers are subject to added government regulation of their product design and/or manufacturing processes, the cost of the merchandise we purchase may rise.

In addition, negative customer perceptions regarding the safety or quality of the products we sell could cause our customers to seek alternative sources for their needs, resulting in lost sales. In those circumstances, it may be difficult and costly for us to rebuild our reputation and regain the confidence of our customers. Furthermore, our vendors are impacted by global economic conditions which in turn impact our ability to source merchandise at competitive prices. For example, the recent surges in consumer demand, shortages of raw materials and disruption to the global supply chain have negatively impacted costs and inventory availability and may continue to have a negative impact on future results and profitability. Credit market and other macroeconomic conditions could also have a material adverse effect on the ability of our global and domestic suppliers to finance and operate their businesses.

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

We directly imported approximately 13% of our purchases in fiscal 2021, but many of our domestic vendors directly import their products or components of their products. Changes to the price or flow of these goods for any reason, such as civil unrest or acts of war, currency fluctuations, disruptions in maritime lanes, port labor disputes, economic conditions and instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our standards, issues with labor practices of our suppliers or labor problems they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials to suppliers, increased import duties or tariffs, merchandise quality or safety issues, shipping and transport availability and cost, increases in wage rates and taxes, transport security, inflation and other factors relating to the suppliers and the countries in which they are located or from which they import, often are beyond our control and could adversely affect our operations and profitability. In addition, the foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, import limitations on certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade and port labor agreements are beyond our control. These and other factors, such as the COVID-19 pandemic, affecting our suppliers and our access to products could adversely affect our business and financial performance. As we or our domestic vendors increase our imports of merchandise from foreign vendors, the risks associated with these imports will also increase.

Our ability to grow depends in part on new store openings, existing store remodels and expansions and effective utilization of our existing supply chain and hub network.

Our continued growth and success will depend in part on our ability to open and operate new stores and expand and remodel existing stores to meet customers’ needs on a timely and profitable basis. Accomplishing our new and existing store expansion goals will depend upon a number of factors, including the ability to partner with developers and landlords to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel and the integration of new stores into existing operations. There can be no assurance we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new, remodeled and expanded stores profitably.

In addition, we extensively utilize our hub network, our supply chain and logistics management techniques to efficiently stock our stores. We have made, and plan to continue to make, significant investments in our supply chain to improve our ability to provide the best parts at the right price and to meet consumer product needs. If we fail to effectively utilize our existing hubs and/or supply chains or if our investments in our supply chain initiatives, including directly sourcing some products from outside the U.S., do not provide the anticipated benefits, we could experience sub-optimal inventory levels in our stores or increases in our operating costs, which could adversely affect our sales volume and/or our margins.

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

Business interruptions may negatively impact our operating hours, operability of our computer and other systems, availability of merchandise and otherwise have a material negative effect on our sales and our business.

War or acts of terrorism, political or civil unrest, unusual weather conditions, including due to the impacts of climate change, hurricanes, tornadoes, windstorms, fires, earthquakes and floods, global health epidemics (such as COVID-19) and other natural or other disasters or the threat of any of them, may result in certain of our stores, distribution centers, store support centers or sourcing offices being closed for a period of time or permanently or have a negative impact on our ability to obtain merchandise available for sale in our stores. Some of our merchandise is imported from other countries. If imported goods become difficult or impossible to bring into the U.S., and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be negatively affected.

In the event commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty transporting merchandise to our distribution centers and stores resulting in lost sales and/or a potential loss of customer loyalty. Transportation issues could also cause us to cancel purchase orders if we are unable to receive merchandise in our distribution centers.

Our failure to protect our reputation could have a material adverse effect on our brand name and profitability.

We believe our continued strong sales growth is driven in significant part by our brand name. The value in our brand name and its continued effectiveness in driving our sales growth are dependent to a significant degree on our ability to maintain our reputation for safety, high product quality, friendliness, service, trustworthy advice, integrity and business ethics. Any negative publicity about these or other areas involving our business, including our response or lack thereof to external events involving civil unrest, social justice, and political issues, whether or not based in fact, could damage our reputation and may result in reduced demand for our merchandise. The increasing use of technology also poses a risk as customers are able to quickly compare products and prices and use social media to provide feedback in a manner that is rapidly and broadly dispersed. Our reputation could be impacted if customers have a bad experience and share it over social media.

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

Cyber-security and Data Privacy Risks

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

If our systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, and we may experience loss of critical data and interruptions or delays in our ability to manage inventories or process transactions, which could result in lost sales, inability to process purchase orders and/or a potential loss of customer loyalty, which could adversely affect our results of operations.

We are in the process of developing and implementing various information systems, as well as modifying existing systems. These technological changes will require significant investment of human and financial resources, and we may experience significant delays, cost increases and other obstacles with these projects. Although we have invested significant resources during our planning, project management and training, implementation issues may arise which may disrupt our operations and negatively impact our business operations, financial condition and cash flows.

Failure to protect or effectively respond to a breach of the privacy and security of customers’, suppliers’, AutoZoners’ or Company information could damage our reputation, subject us to litigation and cause us to incur substantial costs.

Our business, like that of most retailers and distributors, involves the receipt, storage and transmission of personal information about our customers, suppliers and AutoZoners, some of which is entrusted to third-party service providers and vendors. Failure to protect the security of our customers’, suppliers’, AutoZoners’ and Company information could subject us to costly regulatory enforcement actions, expose us to litigation and impair our reputation, which may have a negative impact on our sales. We consider information security to be a top priority and undertake cyber-security planning and activities throughout the Company. Senior management and the Board of Directors are actively engaged in cyber-security risk management. While we and our third-party service providers and vendors take significant steps to protect customer, supplier, employee and other confidential information, including maintaining compliance with payment card industry standards and a security program that includes updating technology and security policies, employee training and monitoring and routine testing of our systems, these security measures may be breached in the future due to cyber-attack, employee error, system compromises, fraud, trickery, hacking or other intentional or unintentional acts, and unauthorized parties may obtain access to this data. We believe our preventative actions provide adequate measures of protection against security breaches and generally reduce our cyber-security risks. However, our business or our third party providers, with which we share sensitive information, may not discover a security breach or loss of information for a significant period after the security breach occurs. Failure to effectively respond to system compromises may undermine our security measures. The methods used to obtain unauthorized access are constantly evolving and may be difficult to anticipate or detect for long periods of time. To date, we have not experienced a material breach of cyber-security; however, our computer systems have been, and will likely continue to be, subjected to unauthorized access or phishing attempts, computer viruses, malware, ransomware or other malicious codes. In particular, in connection with the COVID-19 pandemic, there has been a spike in cyber-security attacks as shelter in place orders and work from home measures have led businesses to increase reliance on virtual environments and communications systems, which have been subjected to increasing third-party vulnerabilities and security risks. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous and complex, compliance with these requirements could also result in significant additional costs. There can be no assurance that our security measures will prevent or limit the impact of a future incident. The cost to remediate damages to our systems suffered as a result of a cyber-attack could be significant.

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

To the extent any cyber-attack or intrusion in our or one of our third-party service provider’s information systems results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card networks and others. In certain circumstances, payment card association rules and obligations to which we are subject under our contracts with payment card processors make us liable to payment card issuers if information in connection with payment cards and payment card transactions we hold is compromised, which liabilities could be substantial. In addition, the cost of complying with stricter and more complex data privacy, data collection and information security laws and standards could be significant to us.

We have invested in information technology risk management and disaster recovery plans. Although these plans are in place, we must provide ongoing monitoring and consistently revise our plans as technologies change rapidly and our efforts to overcome security risks continue to become increasingly more complex and concentrated.

Indebtedness, Financial and Market Risks

We are self-insured for certain costs associated with our operations and an increase in our insurance claims and expenses may have a material negative impact on us.

We are self-insured up to certain limits for workers’ compensation, employee group medical, general liability, product liability, property and automobile. The types and amounts of insurance may vary from time to time based on our decisions with respect to risk retention and regulatory requirements. Our reserves are established using historical trends and, where appropriate, using a third party actuary to estimate costs to settle reported claims and claims incurred but not yet reported. Estimated costs are subject to a variety of assumptions and other factors including the severity, duration and frequency of claims, legal costs associated with claims, healthcare trends and projected inflation of related factors. Material increases in the number of insurance claims, changes to healthcare costs, accident frequency and severity, legal expenses and other factors could result in unfavorable difference between actual self-insurance costs and our reserve estimates. As a result, our self-insurance costs could increase which may adversely affect our business, results of operations, financial condition and cash flows.

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

Legal and Regulatory Risks

Our business, results of operations, financial condition and cash flows may be adversely affected by the adoption of new laws, changes to existing laws, increased enforcement activity or other governmental actions.

We are subject to numerous federal, state and local laws and regulations, many of which are complex, frequently revised and subject to varying interpretations. These include laws governing employment and labor, wage and hour, environmental matters, proper handling and disposal of hazardous materials and waste, healthcare, data privacy, cybersecurity, the pricing and sale of goods, import and export compliance, transportation and logistics, consumer protection and advertising, among others. These laws may differ substantially in the areas where we operate. Although we have implemented policies and procedures to help ensure compliance with these laws, there can be no certainty that our employees and third parties with whom we do business will not take actions in violation of our policies or applicable laws. If we fail to comply with these laws, rules and regulations, or the manner in which they are interpreted or applied, we may be subject to governmental enforcement action or private litigation resulting in monetary penalties, reputational harm and increased costs of regulatory compliance. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation could have an adverse impact, directly or indirectly, on our financial condition and results of operations. We may also be subject to investigations or audits by governmental authorities and regulatory agencies as a result of enforcing existing laws and regulations or changes in enforcement priorities, which can occur in the ordinary course of business or may result from increased scrutiny from a particular agency or toward a particular industry.

We may be adversely affected by legal, regulatory or market responses to global climate change.

Growing concern over climate change has led policy makers in the U.S. to consider the enactment of legislative and regulatory proposals that would impose mandatory requirements on greenhouse gas emissions. Such laws, if enacted, are likely to impact our business in a number of ways. For example, significant increases in fuel economy requirements, new federal or state restrictions on emissions of carbon dioxide or new federal or state incentive programs that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell. We may not be able to accurately predict, prepare for and respond to new kinds of technological innovations with respect to electric vehicles and other technologies that minimize emissions. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. Our inability to appropriately respond to such changes could adversely impact our business, financial condition, results of operations or cash flows.

Our business, financial condition, results of operations and cash flows may be affected by litigation.

We are involved in lawsuits, regulatory investigations, governmental and other legal proceedings arising out of the ordinary course of business. Such matters involve significant expense and divert management’s attention and resources from other matters. The damages sought against us in these proceedings may be material and may adversely affect our business, results of operations, financial condition and cash flows.

General Risks

Significant changes in macroeconomic and geo-political factors could adversely affect our financial condition and results of operations.

Macroeconomic conditions impact both our customers and our suppliers. Job growth in the U.S. was stagnated and unemployment was at historically high levels at the peak of the COVID-19 pandemic. While the unemployment rate has improved, the rate has not returned to pre-pandemic levels. Moreover, the U.S. government continues to operate under historically large deficits and debt burden. Continued distress in global credit markets, business failures, civil unrest, inflation, foreign exchange rate fluctuations, significant geo-political conflicts, proposed or additional tariffs, continued volatility in energy prices, the impact of a public health crisis or pandemic (such as COVID-19), constraints on the global supply chain and other factors continue to affect the global economy. Moreover, rising energy prices could impact our merchandise distribution, commercial delivery, utility and product costs. It is unclear how such factors could impact our business in the short term. Over a longer period of time, these macroeconomic and geo-political conditions could adversely affect our sales growth, margins and overhead. These could adversely affect our financial condition and operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table reflects the square footage and number of leased and owned properties for our stores as of August 28, 2021:

	No. of	Store Square
	Stores	Footage(1)
Leased	3,641	23,911,656
Owned	3,126	21,145,587
Total	6,767	45,057,243

(1)	Square footage excludes store support centers, regional offices, distribution centers and the areas that hold the local mega hub and hub expanded assortment.

We have approximately 5.9 million square feet in distribution centers servicing our stores, of which approximately 1.8 million square feet is leased and the remainder is owned. Our 12 distribution centers are located in Arizona, California, Florida, Georgia, Illinois, Ohio, Pennsylvania, Tennessee, Texas, Washington and two in Mexico. Our primary store support center is located in Memphis, Tennessee, and consists of approximately 320,000 square feet. We also have three additional store support centers located in Monterrey, Mexico; Chihuahua, Mexico and Sao Paulo, Brazil. Our International Sourcing Office is located in Shanghai, China. The ALLDATA headquarters in Elk Grove, California is leased, and we also own or lease other properties which are not material in the aggregate.

Item 3. Legal Proceedings

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed an applied threshold of $1 million. Applying this threshold, there are no environmental matters to disclose for this period.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “AZO.” On October 18, 2021, there were 1,936 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.

We currently do not pay a dividend on our common stock. Our ability to pay dividends is subject to limitations imposed by Nevada law. Any future payment of dividends would be dependent upon our financial condition, capital requirements, earnings and cash flow.

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on October 5, 2021, to increase the repurchase authorization by $1.5 billion, bringing the total value of authorized share repurchases to $27.65 billion.

Beginning in the first quarter of fiscal 2021, we restarted our share repurchases under our share repurchase program, which had been temporarily suspended during fiscal 2020 in response to the uncertainty surrounding the COVID-19 pandemic. We will continue to evaluate current and expected business conditions and adjust the level of share repurchases under our share repurchase program as we deem appropriate.

Shares of common stock repurchased by the Company during the quarter ended August 28, 2021 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
May 9, 2021 to June 5, 2021	119,391	$1,463.82	119,391	$1,142,800,316
June 6, 2021 to July 3, 2021	179,195	1,420.00	179,195	888,343,302
July 4, 2021 to July 31, 2021	164,072	1,580.00	164,072	629,109,159
August 1, 2021 to August 28, 2021	129,802	1,629.71	129,802	417,569,204
Total	592,460	$1,519.09	592,460	$417,569,204

The Company also repurchased, at market value, an additional 7,611, 8,287 and 17,201 shares in fiscal years 2021, 2020 and 2019, respectively, from employees electing to sell their stock under the Company’s Sixth Amended and Restated Employee Stock Purchase Plan (the “Employee Plan”), qualified under Section 423 of the Internal Revenue Code, under which all eligible employees may purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the Employee Plan, 8,479, 10,525 and 11,011 shares were sold to employees in fiscal 2021, 2020 and 2019, respectively. At August 28, 2021, 133,762 shares of common stock were reserved for future issuance under the Employee Plan.

Once executives have reached the maximum purchases under the Employee Plan, the Sixth Amended and Restated Executive Stock Purchase Plan (the “Executive Plan”) permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases by executives under the Executive Plan were 997, 1,204 and 1,483 shares in fiscal 2021, 2020 and 2019, respectively. At August 28, 2021, 234,364 shares of common stock were reserved for future issuance under the Executive Plan.

Stock Performance Graph

The graph below presents changes in the value of AutoZone’s stock as compared to Standard & Poor’s 500 Composite Index (“S&P 500”) and to Standard & Poor’s Retail Index (“S&P Retail Index”) for the five-year period beginning August 27, 2016 and ending August 28, 2021.

250%
200%
150%
100%
50%
0%
-50%
Aug-16
Aug-17
Aug-18
Aug-19
Aug-20
Aug-21
AutoZone
S&P 500
S&P Retail Index

Item 6. Reserved

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are the leading retailer, and a leading distributor, of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at August 28, 2021, operated 6,051 stores in the U.S., 664 stores in Mexico and 52 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 28, 2021, in 5,179 of our domestic stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in all stores in Mexico and Brazil. We also sell the ALLDATA brand automotive diagnostic, repair and shop management software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services.

COVID-19 Impact

COVID-19 continues to impact numerous aspects of our business. Our sales remain at record levels as we have experienced unprecedented customer demand for our products during the COVID-19 pandemic, as we believe that many of our customers have benefitted from pandemic-related government stimulus and benefits. Our main priority continues to be the health, safety and well-being of our customers and AutoZoners. We continue to invest in supplies for the protection of our employees and customers and increased the frequency of cleaning and disinfecting our stores. For fiscal 2021, we incurred approximately $43.0 million in pandemic related expenses, including Emergency Time-Off benefit enhancements for both full-time and part-time employees as compared to approximately $83.9 million in the comparable prior year period.

The long-term impact to our business remains unknown as we are unable to accurately predict the impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, the likelihood of additional variants and resurgences of the outbreak, actions that may be taken by governmental authorities in response to the disease, the timing, distribution, efficacy and public acceptance of vaccines, and unintended consequences of the foregoing. Furthermore, the continuing pandemic and related economic uncertainty may result in prolonged disruption and volatility to our business and magnify certain risks, including risks associated with sourcing quality merchandise domestically and outside the U.S.; our ability to promptly adjust inventory levels to meet fluctuations in customer demand; our ability to comply with complex and evolving laws and regulations related to customers’ and AutoZoners’ health and safety; our ability to open new store locations and expand or remodel existing stores; and our ability to hire and train qualified employees to address temporary or sustained labor shortages.

Executive Summary

For fiscal 2021, we achieved record net income of $2.170 billion, a 25.2% increase over the prior year, and sales growth of $1.998 billion, a 15.8% increase over the prior year. Domestic commercial sales increased 22.6%, which represents approximately 23% of our total sales. Both our retail sales and commercial sales grew this past year as we continue to experience unprecedented demand for our products during the COVID-19 pandemic and make progress on our initiatives aimed at improving our ability to say “Yes” to our customers more frequently, drive traffic to our stores and accelerate our commercial growth.

Our business is impacted by various factors within the economy that affect both our consumer and our industry, including but not limited to fuel costs, wage rates, supply chain disruptions, hiring and other economic conditions, including for fiscal 2021 and 2020, the effects of, and responses to, COVID-19. Given the nature of these macroeconomic factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

One macroeconomic factor affecting our customers and our industry during fiscal 2021 was gas prices. During fiscal 2021, the average price per gallon of unleaded gasoline in the U.S. was $2.62, compared to $2.32 during fiscal 2020. We believe fluctuations in gas prices impact our customers’ level of disposable income. With approximately 10 billion gallons of unleaded gas consumption each month across the U.S., each $1 decrease at the pump contributes approximately $10 billion of additional spending capacity to consumers each month. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

We have also experienced continued accelerated pressure on wages in the U.S. during fiscal 2021. Some of this is attributed to regulatory changes in certain states and municipalities, while the larger portion is being driven by general market pressures and some specific actions taken recently by other retailers. The regulatory changes are expected to continue, as evidenced by the areas that have passed legislation to increase employees’ wages substantially over the next few years, but we are still assessing to what degree these changes will impact our earnings growth in future periods.

During fiscal 2021, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 83% of total sales, with failure related categories continuing to comprise our largest set of categories. While we have not experienced any fundamental shifts in our category sales mix as compared to previous years, in our domestic stores we continue to see a slight increase in mix of sales of the discretionary category as compared to last year. We believe the improvement in this sales category resulted from the pandemic as many of our customers continue to have more time to work on discretionary projects.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road.

Miles Driven

We believe as the number of miles driven increases, consumers’ vehicles are more likely to need service and maintenance, resulting in an increase in the need for automotive hard parts and maintenance items. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen certain time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including macroeconomic factors and the number of seven year old or older vehicles on the road. Since the beginning of the fiscal year and through July 2021 (latest publicly available information), miles driven in the U.S. decreased by 5.2% compared to the same period in the prior year. We believe this decrease is a result of the pandemic, but we are unable to predict if this decline will continue and are uncertain of the impact it will have to our business.

Seven Year Old or Older Vehicles

According to the latest data provided by the U.S. Bureau of Economic Analysis, new light vehicle sales for the year ended August 2021 increased 11.5% as compared to the comparable prior year period. We estimate vehicles are driven an average of approximately 12,500 miles each year. In seven years, the average miles driven equates to approximately 87,500 miles. Our experience is that at this point in a vehicle’s life, most vehicles are not covered by warranties and increased maintenance is needed to keep the vehicle operating.

According to the latest data provided by the Auto Care Association, as of January 1, 2021, the average age of light vehicles on the road was 12.1 years. The average age of light vehicles has exceeded 11 years since 2012.

We expect the aging vehicle population to continue to increase as consumers keep their cars longer in an effort to save money. Additionally, there is increased demand for used vehicles as a result of new vehicle inventory shortages during the COVID-19 pandemic. As the number of seven year old or older vehicles on the road increases, we expect an increase in demand for the products we sell.

Results of Operations

The following table highlights selected financial information over the last 5 years:

	Fiscal Year Ended August
(in thousands, except per share data, same store sales and selected operating data)	2021(1)	2020(1)	2019(2)	2018(3)	2017

Income Statement Data
Net sales	$14,629,585	$12,631,967	$11,863,743	$11,221,077	$10,888,676
Cost of sales, including warehouse and delivery expenses	6,911,800	5,861,214	5,498,742	5,247,331	5,149,056
Gross profit	7,717,785	6,770,753	6,365,001	5,973,746	5,739,620
Operating, selling, general and administrative expenses	4,773,258	4,353,074	4,148,864	4,162,890	3,659,551
Operating profit	2,944,527	2,417,679	2,216,137	1,810,856	2,080,069
Interest expense, net	195,337	201,165	184,804	174,527	154,580
Income before income taxes	2,749,190	2,216,514	2,031,333	1,636,329	1,925,489
Income tax expense(4)	578,876	483,542	414,112	298,793	644,620
Net income(4)	$2,170,314	$1,732,972	$1,617,221	$1,337,536	$1,280,869
Diluted earnings per share(4)	$95.19	$71.93	$63.43	$48.77	$44.07
Weighted average shares for diluted earnings per share(4)	22,799	24,093	25,498	27,424	29,065
Same Store Sales
Increase in domestic comparable store net sales(5)	13.6%	7.4%	3.0%	1.8%	0.5%
Balance Sheet Data
Current assets	$6,415,303	$6,811,872	$5,028,685	$4,635,869	$4,611,255
Operating lease right-of-use assets(6)	2,718,712	2,581,677	—	—	—
Working capital (deficit)	(954,451)	528,781	(483,456)	(392,812)	(155,046)
Total assets	14,516,199	14,423,872	9,895,913	9,346,980	9,259,781
Current liabilities	7,369,754	6,283,091	5,512,141	5,028,681	4,766,301
Debt	5,269,820	5,513,371	5,206,344	5,005,930	5,081,238
Finance lease liabilities, less current portion(6)	186,122	155,855	123,659	102,013	102,322
Operating lease liabilities, less current portion(6)	2,632,842	2,501,560	—	—	—
Stockholders’ deficit	(1,797,536)	(877,977)	(1,713,851)	(1,520,355)	(1,428,377)
Selected Operating Data
Number of locations at beginning of year	6,549	6,411	6,202	6,029	5,814
Sold locations(7)	—	—	—	26	—
New locations	219	138	209	201	215
Closed locations	1	—	—	2	—
Net new locations	218	138	209	199	215
Relocated locations	12	5	2	7	5
Number of locations at end of year	6,767	6,549	6,411	6,202	6,029
AutoZone domestic commercial programs	5,179	5,007	4,893	4,741	4,592
Inventory per location (in thousands)	$686	$683	$674	$636	$644
Total AutoZone store square footage (in thousands)	45,057	43,502	42,526	41,066	39,684
Average square footage per AutoZone store	6,658	6,643	6,633	6,621	6,611
Increase in AutoZone store square footage	3.6%	2.3%	3.6%	3.5%	3.9%
Average net sales per AutoZone store (in thousands)	$2,160	$1,914	$1,847	$1,778	$1,756
Net sales per AutoZone store average square foot	$325	$288	$279	$269	$266
Total employees at end of year (in thousands)	105	100	96	89	87
Inventory turnover(8)	1.5x	1.3x	1.3x	1.3x	1.4x
Accounts payable to inventory ratio	129.6%	115.3%	112.6%	111.8%	107.4%
After-tax return on invested capital(9)	41.0%	35.7%	35.7%	32.1%	29.9%
Adjusted debt to EBITDAR(10)	2.0	2.4	2.5	2.5	2.6
Net cash provided by operating activities (in thousands)(4)	$3,518,543	$2,720,108	$2,128,513	$2,080,292	$1,570,612
Cash flow before share repurchases and changes in debt (in thousands)(11)	$3,048,841	$2,185,418	$1,758,672	$1,596,367	$1,017,585
Share repurchases (in thousands)(12)	$3,378,321	$930,903	$2,004,896	$1,592,013	$1,071,649
Number of shares repurchased (in thousands)(12)	2,592	826	2,182	2,398	1,495

(1) The 52 weeks ended August 28, 2021 and August 29, 2020 were negatively impacted by pandemic related expenses, including Emergency Time-Off of approximately $43.0 million (pre-tax) and $83.9 million (pre-tax), respectively.
(2)  The fiscal year ended August 31, 2019 consisted of 53 weeks.
(3)  Fiscal 2018 was negatively impacted by pension termination charges of $130.3 million (pre-tax) recognized in the fourth quarter and asset impairments of $193.2 million (pre-tax) recognized in the second quarter of fiscal 2018. Fiscal 2019 and 2018 also includes a benefit to net income related to the Tax Cuts and Jobs Act of $6.3 million and $132.1 million, net of repatriation tax, respectively.
(4)  Fiscal 2021, 2020, 2019, 2018 and 2017 include excess tax benefits from stock option exercises of $56.4 million, $20.9 million, $46.0 million, $31.3 million and $31.2 million, respectively.
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
(7)  26 IMC branches were sold on April 4, 2018.
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
(12) During the third quarter of fiscal 2020, the Company temporarily suspended share repurchases under the share repurchase program in response to COVID-19 which was restarted beginning in the first quarter of fiscal 2021.

Fiscal 2021 Compared with Fiscal 2020

For the fiscal year ended August 28, 2021, we reported net sales of $14.630 billion compared with $12.632 billion for the year ended August 29, 2020, a 15.8% increase from fiscal 2020. This growth was driven primarily by a domestic same store sales increase of 13.6% and net sales of $215.8 million from new stores. Domestic commercial sales increased $617.7 million, or 22.6%, over domestic commercial sales for fiscal 2020.

At August 28, 2021, we operated 6,051 domestic stores, 664 in Mexico and 52 in Brazil, compared with 5,885 domestic stores, 621 in Mexico and 43 in Brazil at August 29, 2020. We reported a total auto parts segment (domestic, Mexico and Brazil) sales increase of 15.9% for fiscal 2021.

Gross profit for fiscal 2021 was $7.718 billion, or 52.8% of net sales, an 85 basis point decrease compared with $6.771 billion, or 53.6% of net sales for fiscal 2020. The decrease in gross margin was primarily driven by the initiatives to accelerate growth in our commercial business.

Operating, selling, general and administrative expenses for fiscal 2021 increased to $4.773 billion, or 32.6% of net sales, from $4.353 billion, or 34.5% of net sales for fiscal 2020. The reduction in operating expenses as a percentage of sales was driven by strong sales growth and a decrease in pandemic related expenses.

Interest expense, net for fiscal 2021 was $195.3 million compared with $201.2 million during fiscal 2020. Average borrowings for fiscal 2021 were $5.401 billion, compared with $5.393 billion for fiscal 2020. Weighted average borrowing rates were 3.28% and 3.26% for fiscal 2021 and 2020, respectively.

Our effective income tax rate was 21.1% of pre-tax income for fiscal 2021 compared to 21.8% for fiscal 2020. The decrease in the tax rate was primarily attributable to an increased benefit from stock options exercised during fiscal 2021 compared to fiscal 2020. The benefit of stock options exercised for fiscal 2021 was $56.4 million compared to $20.9 million for fiscal 2020 (see “Note D – Income Taxes” in the Notes to Consolidated Financial Statements).

Net income for fiscal 2021 increased by 25.2% to $2.170 billion, and diluted earnings per share increased 32.3% to $95.19 from $71.93 in fiscal 2020. The impact on the fiscal 2021 diluted earnings per share from stock repurchases was an increase of $5.13.

Fiscal 2020 Compared with Fiscal 2019

A discussion of changes in our results of operations from fiscal 2019 to fiscal 2020 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended August 29, 2020, filed with the SEC on October 26, 2020, which is available free of charge on the SECs website at www.sec.gov and at www.autozone.com, by clicking “Investor Relations” located at the bottom of the page.

Quarterly Periods

Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consisted of 16 weeks in 2021 and 2020 and 17 weeks in 2019. Because the fourth quarter contains seasonally high sales volume and consists of 16 or 17 weeks, compared with 12 weeks for each of the first three quarters, our fourth quarter represents a disproportionate share of our annual net sales and net income. The fourth quarter of fiscal year 2021 represented 33.6% of annual sales and 36.2% of net income; the fourth quarter of fiscal year 2020 represented 36.0% of annual sales and 42.7% of net income; and the fourth quarter of fiscal year 2019 represented 33.6% of annual sales and 35.0% of net income.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products, and accessories. Unprecedented customer demand from the impact of the COVID-19 pandemic and continued progress on our initiatives improved our operating performance for the fiscal year, which drove a substantial increase in cash flows from operations. We believe that our cash generated from operating activities, available cash reserves and available credit, supplemented with our long-term borrowings will provide ample liquidity to fund our operations while allowing us to make strategic investments to support long-term growth initiatives and return excess cash to shareholders in the form of share repurchases. As of August 28, 2021, we held $1.171 billion of cash and cash equivalents, as well as $1.998 billion in undrawn capacity on our revolving credit facility. We believe our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, repay our debt as it becomes due and fund our share repurchases over the short-term and long-term. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary.

Net cash provided by operating activities was $3.519 billion in 2021, $2.720 billion in 2020 and $2.129 billion in 2019. Cash flows from operations are favorable compared to last year primarily due to favorable changes in accounts payable, driven by higher sustained inventory purchase volume in fiscal 2021 as compared to fiscal 2020, and growth in net income due to accelerated sales growth as a result of the pandemic.

Our net cash flows used in investing activities were $601.8 million in fiscal 2021, $497.9 million in fiscal 2020 and $491.8 million in fiscal 2019. The increase in net cash used in investing activities in fiscal 2021, compared to fiscal 2020, was due to an increase in capital expenditures. We invested $621.8 million in capital assets in fiscal 2021, $457.7 million in fiscal 2020 and $496.1 million in fiscal 2019. The increase in capital expenditures from fiscal 2020 to fiscal 2021 was primarily driven by increased store openings. We had 218 net new store openings for fiscal 2021, 138 for fiscal 2020 and 209 for fiscal 2019. We invest a portion of our assets held by our wholly owned insurance captive in marketable debt securities. We purchased $63.7 million in marketable debt securities in fiscal 2021, $90.9 million in fiscal 2020 and $55.5 million in fiscal 2019. We had proceeds from the sale of marketable debt securities of $95.4 million in fiscal 2021, $84.2 million in fiscal 2020 and $53.1 million in fiscal 2019.

Net cash used in financing activities was $3.5 billion in fiscal 2021, $643.6 million in fiscal 2020 and $1.674 billion in fiscal 2019. The net cash used in financing activities reflected purchases of treasury stock, which totaled $3.378 billion for fiscal 2021, $930.9 million for fiscal 2020 and $2.005 billion for fiscal 2019. The increase in purchases of treasury stock for fiscal 2021 in comparison to fiscal 2020 was due to resuming our share repurchase program which was temporarily suspended in fiscal 2020 due to the COVID-19 pandemic. The treasury stock purchases in fiscal 2021, 2020 and 2019 were primarily funded by cash flows from operations. During the year ended August 28, 2021, we repaid our $250 million 2.500% Senior Notes due April 2021, which were callable at par in March 2021. We did not issue any new debt in fiscal 2021, and issued $1.850 billion and $750 million in fiscal 2020 and 2019, respectively. In fiscal 2020, the proceeds from the issuance of debt were used for general corporate purposes, repayment of our outstanding commercial paper and repayment of our $500 million Senior Notes due in November 2020 which were callable at par in August 2020. In fiscal 2019, the proceeds from the issuance of debt were used to repay a portion of our outstanding commercial paper borrowings, our $250 million Senior Notes due in April 2019 and for general corporate purposes.

We did not have any commercial paper or short term borrowing activity during fiscal 2021. Net repayments of commercial paper and short term borrowings were $1.030 billion and $295.3 million for 2020 and 2019, respectively.

During fiscal 2022, we expect to increase the investment in our business as compared to fiscal 2021. Our investments are expected to be directed primarily to expansion of our store base and supply chain to fuel the growth of our domestic and Mexico businesses, which includes new stores, including mega hubs, as well as distribution center expansions and remodels. The amount of investments in our new stores is impacted by different factors, including whether the building and land are purchased (requiring higher investment) or leased (generally lower investment) and whether such buildings are located in the U.S., Mexico or Brazil, or located in urban or rural areas.

During fiscal 2021 our capital expenditures increased by approximately 36%, compared to a decrease of 8% and 5%, for fiscal 2020 and 2019 respectively. Fiscal 2021 capital expenditures increased significantly due to delays in capital spending for the third and fourth quarter of fiscal 2020 related to COVID-19.

In addition to building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in arrangements with financial institutions whereby they factor their AutoZone receivables, allowing them to receive early payment from the financial institution on our invoices at a discounted rate. The terms of these agreements are between the vendor and the financial institution. Upon request from the vendor, we confirm to the vendor’s financial institution the balances owed to the vendor, the due date and agree to waive any right of offset to the confirmed balances. A downgrade in our credit or changes in the financial markets may limit the financial institutions’ willingness to participate in these arrangements, which may result in the vendor wanting to renegotiate payment terms. A reduction in payment terms would increase the working capital required to fund future inventory investments. Extended payment terms from our vendors have allowed us to continue our high accounts payable to inventory ratio. We had an accounts payable to inventory ratio of 129.6% at August 28, 2021 and 115.3% at August 29, 2020. The increase from fiscal 2020 was primarily due to increased accounts payable purchases with favorable vendor terms and higher inventory turns.

Depending on the timing and magnitude of our future investments (either in the form of leased or purchased properties or acquisitions), we anticipate that we will rely primarily on internally generated funds and available borrowing capacity to support a majority of our capital expenditures, working capital requirements and stock repurchases. The balance may be funded through new borrowings. We anticipate we will be able to obtain such financing in view of our credit ratings and favorable experiences in the debt markets in the past.

Our cash balances are held in various locations around the world. As of August 28, 2021, and August 29, 2020, cash and cash equivalents of $80.4 million and $62.4 million, respectively, were held outside of the U.S. and were generally utilized to support the liquidity needs in our foreign operations.

For the fiscal year ended August 28, 2021, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP measure, was 41.0% as compared to 35.7% for the comparable prior year period. Adjusted ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

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

As of August 28, 2021, we had no outstanding borrowings and $1.7 million of outstanding letters of credit under the Revolving Credit Agreement. We intend to amend and restate our Revolving Credit Agreement and anticipate closing the agreement during the first quarter of fiscal year 2022.

Under our Revolving Credit Agreement, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances.

The Revolving Credit Agreement requires that our consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.5:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. Our consolidated interest coverage ratio as of August 28, 2021 was 6.9:1.

On April 3, 2020, we entered into a 364-Day Credit Agreement (the “364-Day Credit Agreement”) to supplement our existing Revolving Credit Agreement. The 364-Day Credit Agreement provided for loans in the aggregate principal amount of up to $750 million. The 364-Day Credit Agreement had a termination date of, and any amounts borrowed under the 364-Day Credit Agreement were due and payable on April 2, 2021. Revolving loans under the 364-Day Credit Agreement could be base rate loans, Eurodollar loans, or a combination of both at our election.

Effective February 2021, we terminated the 364-Day Credit Agreement. There were no borrowings outstanding under the 364-Day Credit Agreement. We entered into the 364-Day Agreement to augment our access to liquidity due to the macroeconomic conditions existing at the time, and we determined the additional access to liquidity was no longer necessary.

As of August 28, 2021, the $500 million 3.700% Senior Notes due April 2022 were classified as long-term in the Consolidated Balance Sheets as we had the ability and intent to refinance them on a long-term basis through available capacity in our revolving credit facility. As of August 28, 2021, we had $1.998 billion of availability under our $2.0 billion Revolving Credit Agreement, which would allow us to replace these short-term obligations with a long-term financing facility.

On March 15, 2021, we repaid the $250 million 2.500% Senior Notes due April 2021 which were callable at par in March 2021.

On August 14, 2020, we issued $600 million in 1.650% Senior Notes due January 2031 under our automatic shelf registration statement on Form S-3, filed with the SEC on April 4, 2019 (File No. 333-230719) (the “2019 Shelf Registration Statement”). The 2019 Shelf Registration Statement allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. Proceeds from the debt issuance were used for general corporate purposes, including the repayment of the $500 million in 4.000% Senior Notes due in November 2020 that were callable at par in August 2020.

On March 30, 2020, we issued $500 million in 3.625% Senior Notes due April 2025 and $750 million in 4.000% Senior Notes due April 2030 under the 2019 Shelf Registration Statement. Proceeds from the debt issuance were used to repay a portion of the outstanding commercial paper borrowings and for other general corporate purposes.

On April 18, 2019, we issued $300 million in 3.125% Senior Notes due April 2024 and $450 million in 3.750% Senior Notes due April 2029 under the 2019 Shelf Registration Statement. Proceeds from the debt issuance were used to repay a portion of our outstanding commercial paper borrowings, the $250 million in 1.625% Senior Notes due in April 2019 and for other general corporate purposes.

All Senior Notes are subject to an interest rate adjustment if the debt ratings assigned are downgraded (as defined in the agreements). Further, the Senior Notes contain a provision that repayment may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our Senior Notes contain minimal covenants, primarily restrictions on liens, sale and leaseback transactions and consolidations, mergers and the sale of assets. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs. Interest is paid on a semi-annual basis.

As of August 28, 2021, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of August 28, 2021, we had $23.9 million in letters of credit outstanding under the letter of credit facility which expires in June 2022.

In addition to the outstanding letters of credit issued under the committed facility discussed above, we had $136.8 million in letters of credit outstanding as of August 28, 2021. These letters of credit have various maturity dates and were issued on an uncommitted basis.

For the fiscal year ended August 28, 2021, our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.0:1 as compared to 2.4:1 as of the comparable prior year end. We calculate adjusted debt as the sum of total debt, finance lease liabilities and rent times six; and we calculate adjusted EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based compensation expense to net income. We target our debt levels to a specified ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings and believe this is important information for the management of our debt levels.

Management expects the ratio of adjusted debt to EBITDAR to return to pre-pandemic levels in the future, increasing debt levels. Once the target ratio is achieved, to the extent adjusted EBITDAR increases, we expect our debt levels to increase; conversely, if adjusted EBITDAR decreases, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors (the “Board”). On December 15, 2020, the Board voted to increase the authorization by $1.5 billion. On March 23, 2021, the Board voted to increase the repurchase authorization by an additional $1.5 billion, which raised the total value of shares authorized to be repurchased to $26.15 billion. From January 1998 to August 28, 2021, we have repurchased a total of 150.3 million shares at an aggregate cost of $25.732 billion. We repurchased 2.6 million shares of common stock at an aggregate cost of $3.378 billion during fiscal 2021, 826 thousand shares of common stock at an aggregate cost of $930.9 million during fiscal 2020 and 2.2 million shares of common stock at an aggregate cost of $2.005 billion during fiscal 2019. The increase in purchases of treasury stock for fiscal 2021 compared to fiscal 2020 was due to the temporary suspension of the share repurchase program during fiscal 2020 in order to preserve cash as a result of the uncertainty related to the pandemic. Purchases under the program resumed beginning in the first quarter of fiscal 2021. Considering cumulative repurchases as of August 28, 2021, we had $417.6 million remaining under the Board’s authorization to repurchase our common stock. We will continue to evaluate current and expected business conditions and adjust the level of share repurchases under our share repurchase program as we deem appropriate.

For the fiscal year ended August 28, 2021, cash flow before share repurchases and changes in debt was $3.049 billion as compared to $2.185 billion during the comparable prior year period. Cash flow before share repurchases and changes in debt is calculated as the net increase or decrease in cash and cash equivalents less net increases or decreases in debt (excluding deferred financing costs) plus share repurchases. We use cash flow before share repurchases and changes in debt to calculate the cash flows remaining and available. We believe this is important information regarding our allocation of available capital where we prioritize investments in the business and utilize the remaining funds to repurchase shares, while maintaining debt levels that support our investment grade credit ratings. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

On October 5, 2021, the Board voted to authorize the repurchase of an additional $1.5 billion of our common stock in connection with our ongoing share repurchase program. Since the inception of the repurchase program in 1998, the Board has authorized $27.65 billion in share repurchases. Subsequent to August 28, 2021 and through October 18, 2021, we have repurchased 220,022 shares of common stock at an aggregate cost of $362.8 million. Considering the cumulative repurchases and the increase in authorization subsequent to August 28, 2021 and through October 18, 2021, we have $1.555 billion remaining under the Board’s authorization to repurchase its common stock.

Financial Commitments

The following table shows our significant contractual obligations as of August 28, 2021:

	Total	Payment Due by Period
	Contractual	Less than	Between	Between	Over
(in thousands)	Obligations	1 year	1‑3 years	3‑5 years	5 years

Debt(1)	$5,300,000	$500,000	$1,100,000	$1,300,000	$2,400,000
Interest payments(2)	911,863	175,025	284,488	214,675	237,675
Operating leases(3)	3,682,998	323,245	672,142	573,073	2,114,538
Finance leases(3)	304,499	91,228	106,969	57,922	48,380
Self-insurance reserves(4)	259,585	95,263	87,953	37,188	39,181
Construction commitments	48,217	48,217	—	—	—
	$10,507,162	$1,232,978	$2,251,552	$2,182,858	$4,839,774

(1)	Debt balances represent principal maturities, excluding interest, discounts, and debt issuance costs.
(2)	Represents obligations for interest payments on long-term debt.
(3)	Operating and finance lease obligations include related interest in accordance with ASU 2016-02, Leases (Topic 842).
(4)	Self-insurance reserves reflect estimates based on actuarial calculations and are presented net of insurance receivables. Although these obligations do not have scheduled maturities, the timing of future payments are predictable based upon historical patterns. Accordingly, we reflect the net present value of these obligations in our Consolidated Balance Sheets.

Our tax liability for uncertain tax positions, including interest and penalties, was $31.8 million at August 28, 2021. Approximately $3.0 million is classified as current liabilities and $28.8 million is classified as long-term liabilities. We did not reflect these obligations in the table above as we are unable to make an estimate of the timing of payments of the long-term liabilities due to uncertainties in the timing and amounts of the settlement of these tax positions.

Off-Balance Sheet Arrangements

The following table reflects outstanding letters of credit and surety bonds as of August 28, 2021:

Total
Other
(in thousands)	Commitments

Standby letters of credit	$162,393
Surety bonds	35,362
$197,755

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

Reconciliation of Non-GAAP Financial Measures

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain financial measures not derived in accordance with generally accepted accounting principles (“GAAP”). These non-GAAP financial measures provide additional information for determining our optimum capital structure and are used to assist management in evaluating performance and in making appropriate business decisions to maximize stockholders’ value.

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

Reconciliation of Non-GAAP Financial Measure: Cash Flow Before Share Repurchases and Changes in Debt

The following table reconciles net increase (decrease) in cash and cash equivalents to cash flow before share repurchases and changes in debt, which is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands)	2021	2020	2019	2018	2017

Net cash provided by/(used in):
Operating activities	$3,518,543	$2,720,108	$2,128,513	$2,080,292	$1,570,612
Investing activities	(601,778)	(497,875)	(491,846)	(521,860)	(553,599)
Financing activities	(3,500,417)	(643,636)	(1,674,088)	(1,632,154)	(914,329)
Effect of exchange rate changes on cash	4,172	(4,082)	(4,103)	(1,724)	852
Net increase/(decrease) in cash and cash equivalents	(579,480)	1,574,515	(41,524)	(75,446)	103,536
Less: increase/(decrease) in debt, excluding deferred financing costs	(250,000)	320,000	204,700	(79,800)	157,600
Plus: Share repurchases	3,378,321	930,903(1)	2,004,896	1,592,013	1,071,649
Cash flow before share repurchases and changes in debt	$3,048,841	$2,185,418	$1,758,672	$1,596,367	$1,017,585

(1)	During the third quarter of fiscal 2020, the Company temporarily suspended share repurchases under the share repurchase program in response to COVID-19.

Reconciliation of Non-GAAP Financial Measure: Adjusted After-tax ROIC

The following table calculates the percentage of ROIC. ROIC is calculated as after-tax operating profit (excluding rent) divided by invested capital (which includes a factor to capitalize operating leases). The ROIC percentages are presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands, except percentage)	2021	2020	2019(1)	2018(2)	2017

Net income	$2,170,314	$1,732,972	$1,617,221	$1,337,536	$1,280,869
Adjustments:
Impairment before tax	—	—	—	193,162	—
Pension termination charges before tax	—	—	—	130,263	—
Interest expense	195,337	201,165	184,804	174,527	154,580
Rent expense(3)	345,380	329,783	332,726	315,580	302,928
Tax effect(4)	(114,091)	(115,747)	(105,576)	(211,806)	(153,265)
Deferred tax liabilities, net of repatriation tax(5)	—	—	(6,340)	(132,113)	—
Adjusted after-tax return	$2,596,940	$2,148,173	$2,022,835	$1,807,149	$1,585,112

Average debt(6)	$5,416,471	$5,375,356	$5,126,286	$5,013,678	$5,061,502
Average stockholders’ deficit(6)	(1,397,892)	(1,542,355)	(1,615,339)	(1,433,196)	(1,730,559)
Add: Rent x 6(3)(7)	2,072,280	1,978,696	1,996,358	1,893,480	1,817,568
Average finance lease liabilities(6)	237,267	203,998	162,591	156,198	150,066
Invested capital	$6,328,126	$6,015,695	$5,669,896	$5,630,160	$5,298,577

Adjusted after-tax ROIC	41.0%	35.7%	35.7%	32.1%	29.9%

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following table calculates the ratio of adjusted debt to EBITDAR. Adjusted debt to EBITDAR is calculated as the sum of total debt, financing lease liabilities and annual rents times six; divided by net income plus interest, taxes, depreciation, amortization, rent and share-based compensation expense. The adjusted debt to EBITDAR ratios are presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands, except ratio)	2021	2020	2019(1)	2018(2)	2017

Net income	$2,170,314	$1,732,972	$1,617,221	$1,337,536	$1,280,869
Add: Impairment before tax	—	—	—	193,162	—
Pension termination charges before tax	—	—	—	130,263	—
Add: Interest expense	195,337	201,165	184,804	174,527	154,580
Income tax expense	578,876	483,542	414,112	298,793	644,620
Adjusted EBIT	2,944,527	2,417,679	2,216,137	2,134,281	2,080,069
Add: Depreciation and amortization expense	407,683	397,466	369,957	345,084	323,051
Rent expense(3)	345,380	329,783	332,726	315,580	302,928
Share-based expense	56,112	44,835	43,255	43,674	38,244
Adjusted EBITDAR	$3,753,702	$3,189,763	$2,962,075	$2,838,619	$2,744,292

Debt	$5,269,820	$5,513,371	$5,206,344	$5,005,930	$5,081,238
Financing lease liabilities	276,054	223,353	179,905	154,303	150,456
Add: Rent x 6(3)(7)	2,072,280	1,978,696	1,996,358	1,893,480	1,817,568
Adjusted debt	$7,618,154	$7,715,420	$7,382,607	$7,053,713	$7,049,262
Adjusted debt to EBITDAR	2.0	2.4	2.5	2.5	2.6

(1)	The fiscal year ended August 31, 2019 consisted of 53 weeks.
(2)	For fiscal 2018, after-tax operating profit was adjusted for impairment charges and pension settlement charges.
(3)	Effective September 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), the new lease accounting standard that required the Company to recognize operating lease assets and liabilities in the balance sheet. The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the 52 weeks ended, August 28, 2021 and August 29, 2020.

	For the year ended
(in thousands)	August 28,2021	August 29,2020

Total lease cost, per ASC 842, for the trailing four quarters	$427,443	$415,505
Less: Finance lease interest and amortization	(56,334)	(60,275)
Less: Variable operating lease components, related to insurance and common area maintenance	(25,729)	(25,447)
Rent expense for the trailing four quarters	$345,380	$329,783

(4)	For fiscal 2021, 2020, and 2019, the effective tax rate was 21.1%, 21.8%, and 20.4%, respectively. The effective tax rate during fiscal 2018 was 24.2% for impairment, 28.1% for pension termination and 26.2% for interest and rent expense. For fiscal 2017, the effective tax rate was 33.5%.
(5)	For fiscal 2019 and fiscal 2018 after-tax operating profit was adjusted for the impact of the revaluation of deferred tax liabilities, net of repatriation tax.
(6)	All averages are computed based on trailing five quarters.
(7)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.

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

Self-Insurance Reserves

We retain a significant portion of the risks associated with workers’ compensation, general, product liability, property and vehicle liability; and we obtain third party insurance to limit the exposure related to certain of these risks. Our self-insurance reserve estimates totaled $284.0 million at August 28, 2021, and $288.6 million at August 29, 2020. Where estimates are possible, losses covered by insurance are recognized on a gross basis with a corresponding insurance receivable.

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

Management believes that the various assumptions developed and actuarial methods used to determine our self- insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management, and as a result these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about healthcare costs, the severity of accidents and the incidence of illness, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be overstated or understated. For instance, a 10% change in our self-insurance liability would have affected net income by approximately $19.1 million for fiscal 2021.

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

If the discount rate used to calculate the present value of these reserves changed by 25 basis points, net income would have been affected by approximately $1.4 million for fiscal 2021.

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

We regularly review our tax reserves for these items and assess the adequacy of the amount we have recorded. As of August 28, 2021, we had approximately $31.8 million reserved for uncertain tax positions.

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

Vendor Allowances

We receive various payments and allowances from our vendors through a variety of programs and arrangements, including allowances for warranties, advertising and general promotion of vendor products. Vendor allowances are treated as a reduction of the cost of inventory, unless they are provided as a reimbursement of specific, incremental, identifiable costs incurred by the Company in selling the vendor’s products. Approximately 85% of the vendor funds received during fiscal 2021 were recorded as a reduction of the cost of inventories and recognized as a reduction to cost of sales as these inventories are sold.

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

We have historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. We reflect the current fair value of all interest rate hedge instruments as a component of either other current assets or accrued expenses and other. Our interest rate hedge instruments are designated as cash flow hedges. As of August 28, 2021 and August 29, 2020 no such interest rate swaps were outstanding.

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

The fair value of our debt was estimated at $5.683 billion as of August 28, 2021, and $6.081 billion as of August 29, 2020, based on the quoted market prices for the same or similar debt issues or on the current rates available to us for debt having the same remaining maturities. Such fair value is greater than the carrying value of debt by $413.1 million and $567.5 million at August 28, 2021 and August 29, 2020, respectively, which reflects its face amount, adjusted for any unamortized debt issuance costs and discounts.

We had no variable rate debt outstanding at August 28, 2021 and August 29, 2020.

We had outstanding fixed rate debt of $5.270 billion, net of unamortized debt issuance costs of $30.2 million, at August 28, 2021, and $5.513 billion, net of unamortized debt issuance costs of $36.6 million, at August 29, 2020. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by approximately $258.3 million at August 28, 2021.

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

We view our investments in Mexican subsidiaries as long-term. As a result, we generally do not hedge these net investments. The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the year-end exchange rates was $310.1 million at August 28, 2021 and $293.1 million at August 29, 2020. The year-end exchange rates with respect to the Mexican peso increased by approximately 10% with respect to the U.S. dollar during fiscal 2021 and decreased by approximately 10% with respect to the U.S. dollar during fiscal 2020. The potential loss in value of our net assets in the Mexican subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at August 28, 2021 and August 29, 2020, would have been approximately $28.2 million and approximately $26.6 million, respectively. Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the foreign currency translation component of Accumulated Other Comprehensive Loss, unless the Mexican subsidiaries are sold or otherwise disposed. A hypothetical 10 percent adverse change in average exchange rates would not have a material impact on our results of operations.

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of August 28, 2021, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of August 28, 2021.

Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting as of August 28, 2021 is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AutoZone, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AutoZone Inc.’s internal control over financial reporting as of August 28, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AutoZone, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 28, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 28, 2021 and August 29, 2020, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended August 28, 2021, and the related notes and our report dated October 25, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Memphis, Tennessee

October 25, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AutoZone, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AutoZone, Inc. (the Company) as of August 28, 2021 and August 29, 2020, the related consolidated statements of income, comprehensive income, stockholders' deficit, and cash flows for each of the three years in the period ended August 28, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 28, 2021 and August 29, 2020, and the results of its operations and its cash flows for each of the three years in the period ended August 28, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 28, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 25, 2021, expressed an unqualified opinion thereon.

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

At August 28, 2021, the Company’s self-insurance reserve estimate was $284 million. As more fully described in Note A of the consolidated financial statements, the Company retains a significant portion of the risks associated with workers’ compensation, general liability, product liability, property and vehicle insurance. Accordingly, the Company utilizes various methods, including analyses of historical trends and actuarial methods, to estimate the costs of these risks.

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

Memphis, Tennessee

October 25, 2021

AutoZone, Inc. Consolidated Statements of Income

	August 28,	August 29,	August 31,
	2021	2020	2019
(in thousands, except per share data)	(52 weeks)	(52 weeks)	(53 weeks)

Net sales	$14,629,585	$12,631,967	$11,863,743
Cost of sales, including warehouse and delivery expenses	6,911,800	5,861,214	5,498,742
Gross profit	7,717,785	6,770,753	6,365,001
Operating, selling, general and administrative expenses	4,773,258	4,353,074	4,148,864
Operating profit	2,944,527	2,417,679	2,216,137
Interest expense, net	195,337	201,165	184,804
Income before income taxes	2,749,190	2,216,514	2,031,333
Income tax expense	578,876	483,542	414,112
Net income	$2,170,314	$1,732,972	$1,617,221

Weighted average shares for basic earnings per share	22,237	23,540	24,966
Effect of dilutive stock equivalents	562	553	532
Weighted average shares for diluted earnings per share	22,799	24,093	25,498

Basic earnings per share	$97.60	$73.62	$64.78
Diluted earnings per share	$95.19	$71.93	$63.43

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Statements of Comprehensive Income

	Year Ended
	August 28,	August 29,	August 31,
	2021	2020	2019
(in thousands)	(52 weeks)	(52 weeks)	(53 weeks)

Net income	$2,170,314	$1,732,972	$1,617,221
Other comprehensive gain (loss) income:
Foreign currency translation adjustments	44,683	(66,723)	(36,699)
Unrealized (losses) gains on marketable debt securities, net of taxes	(1,256)	1,254	1,464
Net derivative activities, net of taxes	2,839	(19,461)	1,718
Total other comprehensive income (loss)	46,266	(84,930)	(33,517)
Comprehensive income	$2,216,580	$1,648,042	$1,583,704

(1)

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Balance Sheets

	August 28,	August 29,
(in thousands)	2021	2020

Assets
Current assets:
Cash and cash equivalents	$1,171,335	$1,750,815
Accounts receivable	378,392	364,774
Merchandise inventories	4,639,813	4,473,282
Other current assets	225,763	223,001
Total current assets	6,415,303	6,811,872

Property and equipment:
Land	1,261,509	1,205,228
Buildings and improvements	4,277,593	4,020,271
Equipment	2,407,046	2,158,251
Leasehold improvements	644,345	586,839
Construction in progress	216,685	165,953
Property and equipment	8,807,178	8,136,542
Less: Accumulated depreciation and amortization	(3,950,287)	(3,627,321)
	4,856,891	4,509,221

Operating lease right-of-use assets	2,718,712	2,581,677
Goodwill	302,645	302,645
Deferred income taxes	41,043	27,843
Other long-term assets	181,605	190,614
	3,244,005	3,102,779
Total assets	$14,516,199	$14,423,872

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,013,924	$5,156,324
Current portion of operating lease liabilities	236,568	223,846
Accrued expenses and other	1,039,788	827,668
Income taxes payable	79,474	75,253
Total current liabilities	7,369,754	6,283,091

Long-term debt	5,269,820	5,513,371
Operating lease liabilities, less current portion	2,632,842	2,501,560
Deferred income taxes	337,125	354,186
Other long-term liabilities	704,194	649,641

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 23,007 shares issued and 21,138 shares outstanding as of August 28, 2021; 23,697 shares issued and 23,376 shares outstanding as of August 29, 2020	230	237
Additional paid-in capital	1,465,669	1,283,495
Retained deficit	(419,829)	(1,450,970)
Accumulated other comprehensive loss	(307,986)	(354,252)
Treasury stock, at cost	(2,535,620)	(356,487)
Total stockholders’ deficit	(1,797,536)	(877,977)
Total liabilities and stockholders' deficit	$14,516,199	$14,423,872

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Statements of Cash Flows

	Year Ended
	August 28,	August 29,	August 31,
	2021	2020	2019
(in thousands)	(52 weeks)	(52 weeks)	(53 weeks)

Cash flows from operating activities:
Net income	$2,170,314	$1,732,972	$1,617,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	407,683	397,466	369,957
Amortization of debt origination fees	12,858	10,730	8,162
Deferred income taxes	(34,432)	51,077	35,051
Share-based compensation expense	56,112	44,835	43,255
Changes in operating assets and liabilities:
Accounts receivable	(11,039)	(58,564)	(48,512)
Merchandise inventories	(138,517)	(184,174)	(394,147)
Accounts payable and accrued expenses	1,029,912	531,131	464,176
Income taxes payable	29,467	90,172	(10,489)
Other, net	(3,815)	104,463	43,839
Net cash provided by operating activities	3,518,543	2,720,108	2,128,513

Cash flows from investing activities:
Capital expenditures	(621,767)	(457,736)	(496,050)
Purchase of marketable debt securities	(63,676)	(90,949)	(55,538)
Proceeds from sale of marketable debt securities	95,393	84,237	53,140
Investment in tax credit equity investments	(41,712)	(45,190)	—
Proceeds from disposal of capital assets and other, net	29,984	11,763	6,602
Net cash used in investing activities	(601,778)	(497,875)	(491,846)

Cash flows from financing activities:
Net payments of commercial paper	—	(1,030,000)	(295,300)
Proceeds from issuance of debt	—	1,850,000	750,000
Repayment of debt	(250,000)	(500,000)	(250,000)
Net proceeds from sale of common stock	187,757	68,392	188,819
Purchase of treasury stock	(3,378,321)	(930,903)	(2,004,896)
Repayment of principal portion of finance lease liabilities	(59,853)	(52,158)	(53,307)
Other, net	—	(48,967)	(9,404)
Net cash used in financing activities	(3,500,417)	(643,636)	(1,674,088)

Effect of exchange rate changes on cash	4,172	(4,082)	(4,103)

Net (decrease)/increase in cash and cash equivalents	(579,480)	1,574,515	(41,524)
Cash and cash equivalents at beginning of period	1,750,815	176,300	217,824
Cash and cash equivalents at end of period	$1,171,335	$1,750,815	$176,300

Supplemental cash flow information:
Interest paid, net of interest cost capitalized	$187,948	$161,864	$153,371
Income taxes paid	$574,854	$339,486	$383,871
Leased assets obtained in exchange for new finance lease liabilities	$112,095	$115,867	$147,699
Leased assets obtained in exchange for new operating lease liabilities	$444,626	$425,018	$—

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Statements of Stockholders’ Deficit

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 25, 2018	27,530	$275	$1,155,426	$(1,208,824)	$(235,805)	$(1,231,427)	$(1,520,355)
Cumulative effect of adoption of ASU 2014-09	—	—	—	(6,773)	—	—	(6,773)
Balance at August 25, 2018, as adjusted	27,530	275	1,155,426	(1,215,597)	(235,805)	(1,231,427)	(1,527,128)
Net income	—	—	—	1,617,221	—	—	1,617,221
Total other comprehensive income	—	—	—	—	(33,517)	—	(33,517)
Purchase of 2,182 shares of treasury stock	—	—	—	—	—	(2,004,896)	(2,004,896)
Retirement of treasury shares	(2,563)	(26)	(125,442)	(1,706,971)	—	1,832,439	—
Issuance of common stock under stock options and stock purchase plans	478	5	195,185	—	—	—	195,190
Share-based compensation expense	—	—	39,279	—	—	—	39,279
Balance at August 31, 2019	25,445	254	1,264,448	(1,305,347)	(269,322)	(1,403,884)	(1,713,851)
Net income	—	—	—	1,732,972	—	—	1,732,972
Total other comprehensive income	—	—	—	—	(84,930)	—	(84,930)
Purchase of 826 shares of treasury stock	—	—	—	—	—	(930,903)	(930,903)
Retirement of treasury shares	(1,912)	(19)	(99,686)	(1,878,595)	—	1,978,300	—
Issuance of common stock under stock options and stock purchase plans	164	2	74,985	—	—	—	74,987
Share-based compensation expense	—	—	43,748	—	—	—	43,748
Balance at August 29, 2020	23,697	237	1,283,495	(1,450,970)	(354,252)	(356,487)	(877,977)
Net income	—	—	—	2,170,314	—	—	2,170,314
Total other comprehensive income	—	—	—	—	46,266	—	46,266
Purchase of 2,592 shares of treasury stock	—	—	—	—	—	(3,378,321)	(3,378,321)
Retirement of treasury shares	(1,044)	(10)	(60,005)	(1,139,173)	—	1,199,188	—
Issuance of common stock under stock options and stock purchase plans	354	3	187,754	—	—	—	187,757
Share-based compensation expense	—	—	54,425	—	—	—	54,425
Balance at August 28, 2021	23,007	$230	$1,465,669	$(419,829)	$(307,986)	$(2,535,620)	$(1,797,536)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

Business: AutoZone, Inc. (“AutoZone” or the “Company”) is the leading retailer, and a leading distributor, of automotive replacement parts and accessories in the Americas. At the end of fiscal 2021, the Company operated 6,051 stores in the U.S., 664 stores in Mexico and 52 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At the end of fiscal 2021, 5,179 of the domestic stores had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. The Company also had commercial programs in all stores in Mexico and Brazil. The Company also sells the ALLDATA brand automotive diagnostic, repair and shop management software through www.alldata.com. Additionally, the Company sells automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and its commercial customers can make purchases through www.autozonepro.com. The Company also provides product information on its Duralast branded products through www.duralastparts.com. The Company does not derive revenue from automotive repair or installation services.

Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks ending on the last Saturday in August. Fiscal 2021 and 2020 represented 52 weeks and 2019 represented 53 weeks.

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

The Company considers its investment in these tax credit funds as an investment in a variable interest entity (“VIE”). The Company evaluates the investment in any VIE to determine whether it is the primary beneficiary. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. As of August 28, 2021, the Company held tax credit equity investments that were deemed to be VIE’s and determined that it was not the primary beneficiary of the entities, as it did not have the power to direct the activities that most significantly impacted the entity and accounted for this investment using the equity method. The Company’s maximum exposure to losses is limited to its net investment, which was $11.8 million as of August 28, 2021 and $6.5 million as of August 29, 2020, and was included within the Other long-term assets caption in the accompanying Consolidated Balance Sheets.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash equivalents consist of investments with original maturities of 90 days or less at the date of purchase. Cash equivalents include proceeds due from credit and debit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash and cash equivalents were $70.5 million at August 28, 2021 and $63.7 million at August 29, 2020.

Cash balances are held in various locations around the world. Cash and cash equivalents of $80.4 million and $62.4 million were held outside of the U.S. as of August 28, 2021, and August 29, 2020, respectively, and were generally utilized to support the liquidity needs in foreign operations.

Accounts Receivable: Effective in fiscal 2021, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires the Company to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, based on historical experience, current market conditions and supportable forecasts. The Company’s accounts receivable primarily consists of receivables from commercial customers. The Company routinely grants credit to certain commercial customers on a short-term basis consisting primarily of daily, weekly or monthly terms. The risk of credit loss in its trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms and sales to many customers, as well as the low dollar value for its typical sales transaction.

Receivables are presented net of an allowance for credit losses. Allowances for expected credit losses are determined based on historical experience, the current economic environment as well as our expectations of future economic conditions and the current evaluation of the composition of accounts receivable. The Company will apply adjustments for specific factors and current economic conditions as needed at each reporting date. The Company’s allowance for credit losses are included in “Accounts receivable” on the accompanying Consolidated Balance Sheets as of August 28, 2021 and August 29, 2020. The balance of the allowance for credit losses was $11.4 million at August 28, 2021, and $10.0 million at August 29, 2020.

Vendor Receivables: The Company’s vendor receivables primarily consist of balances arising from its vendors through a variety of programs and arrangements, including rebates, allowances, promotional funds and reimbursement of specific, incremental, identifiable costs incurred by the Company in selling the vendors’ products. The amounts to be received are prescribed by the terms of the vendor agreements and therefore collection of such amounts is generally not at risk. The Company regularly reviews vendor receivables for collectability and assesses the need for an allowance for credit losses based on an evaluation of the vendors’ financial positions and corresponding abilities to meet financial obligations. Management does not believe there is a reasonable likelihood that the Company will be unable to collect the receivables from vendors and did not record a reserve for expected credit losses from vendors in the Consolidated Financial Statements as of August 28, 2021 and August 29, 2020.

Merchandise Inventories: Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or market for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. Due to historical price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is to not write up inventory in excess of replacement cost. The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $335.3 million at August 28, 2021, and $357.0 million at August 29, 2020.

Marketable Debt Securities: The Company invests a portion of its assets held by the Company’s wholly owned insurance captive in marketable debt securities and classifies them as available-for-sale. The Company includes these marketable debt securities within the Other current assets and Other long-term assets captions in the accompanying Consolidated Balance Sheets and records the amounts at fair market value, which is determined using quoted market prices at the end of the reporting period. (Refer to “Note E – Fair Value Measurements” and “Note F – Marketable Debt Securities” for a discussion of marketable debt securities.)

Property and Equipment: Property and equipment is stated at cost. Property consists of land, which includes finance leases – real estate, buildings and improvements, equipment, which includes finance leases – vehicles, and construction in progress. Depreciation and amortization are computed principally using the straight-line method over the following estimated useful lives: buildings, 40 to 50 years; building improvements, 5 to 15 years; equipment, including software, 3 to 10 years; and leasehold improvements, over the shorter of the asset’s estimated useful life or the remaining lease term, which includes any reasonably assured renewal periods. Depreciation and amortization include amortization of assets under finance leases.

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

Goodwill: The cost in excess of fair value of identifiable net assets of businesses acquired is recorded as goodwill. Goodwill has not been amortized since fiscal 2001, but an analysis is performed at least annually to compare the fair value of the reporting unit to the carrying amount to determine if any impairment exists. The Company had approximately $302.6 million of goodwill, which is allocated to the Auto Parts Stores operating segment at August 28, 2021 and August 29, 2020. The Company performs its annual impairment assessment in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. In the fourth quarter of fiscal 2021 and 2020, the Company concluded its remaining goodwill was not impaired.

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

AutoZone’s financial market risk results primarily from changes in interest rates. At times, AutoZone reduces its exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts, treasury lock agreements and forward-starting interest rate swaps. All of the Company’s interest rate hedge instruments are designated as cash flow hedges. (Refer to “Note H – Derivative Financial Instruments” for additional disclosures regarding the Company’s derivative instruments and hedging activities.) Cash flows related to these instruments designated as qualifying hedges are reflected in the accompanying Consolidated Statements of Cash Flows in the same categories as the cash flows from the items being hedged. Accordingly, cash flows relating to the settlement of interest rate derivatives hedging the forecasted issuance of debt have been reflected upon settlement as a component of financing cash flows. The resulting gain or loss from such settlement is deferred to Accumulated Other Comprehensive Loss and reclassified to interest expense over the term of the underlying debt. This reclassification of the deferred gains and losses impacts the interest expense recognized on the underlying debt that was hedged and is therefore reflected as a component of operating cash flows in periods subsequent to settlement.

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

Self-Insurance Reserves: The Company retains a significant portion of the risks associated with workers’ compensation, general liability, product liability, property and vehicle insurance. The Company obtains third party insurance to limit the exposure related to certain of these risks. The reserve for the Company’s liability associated with these risks totaled $284.0 million and $288.6 million at August 28, 2021 and August 29, 2020, respectively.

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

Leases: The Company leases certain retail stores, distribution centers and vehicles under various non-callable leases. Leases are categorized at their commencement date, which is the date the Company takes possession or control of the underlying asset. Most of the Company’s leases are operating leases; however, certain land and vehicles are leased under finance leases. The leases have varying terms and expire at various dates through 2046. Retail leases typically have initial terms between one and 20 years, with one to six optional renewal periods of one to five years each. Finance leases for vehicles typically have original terms between one and five years, and finance leases for real estate typically have terms of 20 or more years. The Company subleases certain properties that are not used in its operations. Sublease income was not significant for the periods presented.

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

Certain lease agreements require variable payments based upon actual costs of common-area maintenance, real estate taxes and insurance. Lease components are not separated from the non-lease components (typically fixed common-area maintenance costs at its retail store locations) for all classes of leased assets, except vehicles which contain variable non-lease components that are expensed as incurred. The Company uses the stated borrowing rate in determining the present value of the lease payments over the lease term for vehicles. The Company’s incremental borrowing rate is used to determine the present value of the lease payments over the lease term for substantially all the operating and financing leases for retail stores, distribution centers and other real estate, as these leases typically do not have a stated borrowing rate. For operating leases that commenced prior to the date of adoption of ASU 2016-02 – Leases (Topic 842), the Company used the incremental borrowing rate that corresponded to the remaining lease term as of the date of adoption. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. (Refer to “Note M – Leases” for additional disclosures regarding the Company’s leases.)

Financial Instruments: The Company has financial instruments, including cash and cash equivalents, accounts receivable, other current assets and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short maturities. (Refer to “Note I – Financing” for a discussion of the carrying values and fair values of the Company’s debt, “Note F – Marketable Debt Securities” for additional disclosures related to marketable debt securities and “Note H – Derivative Financial Instruments” for additional information regarding derivatives.)

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

The Company classifies interest related to income tax liabilities, and if applicable, penalties, as a component of Income tax expense. The income tax liabilities and accrued interest and penalties are expected to be payable within one year of the balance sheet date are presented within the Accrued expenses and other caption in the accompanying Consolidated Balance Sheets. The remaining portion of the income tax liabilities and accrued interest and penalties are presented within the Other long-term liabilities caption in the accompanying Consolidated Balance Sheets because payment of cash is not anticipated within one year of the balance sheet date. (Refer to “Note D – Income Taxes” for additional disclosures regarding the Company’s income taxes.)

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

There were no material contract assets, liabilities or deferred costs recorded on the Consolidated Balance Sheet as of August 28, 2021 and August 29, 2020. Revenue related to unfulfilled performance obligations as of August 28, 2021 and August 29, 2020 is not significant. (Refer to “Note P – Segment Reporting” for additional information related to revenue recognized during the period.)

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

The Company expenses advertising costs as incurred. Advertising expense, net of vendor promotional funds, was $85.9 million in fiscal 2021, $77.6 million in fiscal 2020 and $87.5 million in fiscal 2019. Vendor promotional funds, which reduced advertising expense, amounted to $53.2 million in fiscal 2021, $39.4 million in fiscal 2020 and $32.2 million in fiscal 2019.

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

Warranty Costs: The Company or the vendors supplying its products provides the Company’s customers limited warranties on certain products that range from 30 days to lifetime. In most cases, the Company’s vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate. These obligations, which are often funded by vendor allowances, are recorded within the Accrued expenses and other caption in the Consolidated Balance Sheets. For vendor allowances in excess of the related estimated warranty expense for the vendor’s products, the excess is recorded in inventory and recognized as a reduction to cost of sales as the related inventory is sold.

Shipping and Handling Costs: The Company does not generally charge customers separately for shipping and handling. Substantially all the costs the Company incurs to ship products to our stores are included in cost of sales.

Pre-opening Expenses: Pre-opening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Earnings per Share: Basic earnings per share is based on the weighted average outstanding common shares. Diluted earnings per share is based on the weighted average outstanding common shares adjusted for the effect of common stock equivalents, which are primarily stock options. There were 171,652, 169,460 and 90,314 stock options excluded for the year ended August 28, 2021, August 29, 2020 and August 31, 2019, respectively because they would have been anti-dilutive.

Share-Based Payments: Share-based payments include stock option grants, restricted stock, restricted stock units, stock appreciation rights and other transactions under the Company’s equity incentive plans. The Company recognizes compensation expense for its share-based payments over the requisite service period based on the fair value of the awards. The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options. The value of restricted stock is based on the stock price of the award on the grant date. (Refer to “Note B – Share-Based Payments” for further discussion.)

Risk and Uncertainties: In fiscal 2021, one class of similar products accounted for approximately 13 percent of the Company’s total revenues, and one vendor supplied approximately 10 percent of the Company’s total purchases. No other class of similar products accounted for 10 percent or more of total revenues, and no other individual vendor provided more than 10 percent of total purchases.

Recently Adopted Accounting Pronouncements:

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the new guidance on a prospective basis in the first quarter of fiscal 2021. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which was subsequently amended in November 2018 through ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments Credit Losses. ASU 2016-13 requires entities to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The Company adopted this guidance using the modified retrospective method beginning with its first quarter ended November 21, 2020. The adoption of this new guidance did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

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

During fiscal 2016, the Company’s stockholders approved the Amended and Restated AutoZone, Inc. 2011 Equity Incentive Award Plan (the “Amended 2011 Equity Plan”). The Amended 2011 Equity Plan imposes a maximum limit on the compensation, measured as the sum of any cash compensation and the aggregate grant date fair value of awards granted under the Amended 2011 Equity Plan, which may be paid to non-employee directors for such service during any calendar year. The Amended 2011 Equity Plan also applies a ten-year term on the Amended 2011 Equity Plan through December 16, 2025 and extends the Company’s ability to grant incentive stock options under the Amended 2011 Equity Plan through October 7, 2025.

AutoZone, Inc. 2020 Omnibus Incentive Award Plan

On December 16, 2020, the Company’s stockholders approved the AutoZone, Inc. 2020 Omnibus Incentive Award Plan (the “2020 Omnibus Plan”), which serves as the successor to the Amended 2011 Equity Plan. The 2020 Omnibus Plan provides equity-based compensation to our non-employee directors and employees for their service to AutoZone or our subsidiaries or affiliates. Under the 2020 Omnibus Plan, participants may receive equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, deferred stock, stock payments, performance based awards, cash based awards and other incentive awards structured by the Compensation Committee and the Board within parameters set forth in the 2020 Omnibus Plan.

AutoZone, Inc. Director Compensation Program

During fiscal 2020, the Company adopted the 2020 Director Compensation Program (the “Program”), which states that non-employee directors will receive their compensation in awards of restricted stock units under the Amended 2011 Equity Plan (or beginning January 1, 2021, the 2020 Omnibus Plan), with an option for a certain portion of a director’s compensation to be paid in cash at the non-employee director’s election. The Program replaced the 2018 Director Compensation Program. Under the Program, restricted stock units are granted January 1 of each year (the “Grant Date”). The number of restricted stock units is determined by dividing the amount of the annual retainer by the fair market value of the shares of common stock as of the Grant Date. The restricted stock units are fully vested on January 1 of each year and are paid in shares of the Company’s common stock on the fifth anniversary of the Grant Date or the date the non-employee director ceases to be a member of the Board (“Separation from Service”), whichever occurs first. Non-employee directors may elect to defer receipt of the restricted stock units until their Separation from Service. The cash portion of the award, if elected, is paid ratably over each calendar quarter.

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $56.1 million for fiscal 2021, $44.8 million for fiscal 2020 and $43.3 million for fiscal 2019. As of August 28, 2021, share-based compensation expense for unvested awards not yet recognized in earnings is $52.7 million and will be recognized over a weighted average period of 1.7 years.

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

The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The following table presents the weighted average for key assumptions used in determining the fair value of options granted and the related share-based compensation expense:

	Year Ended
	August 28,	August 29,	August 31,
	2021	2020	2019

Expected price volatility	28%	22%	21%
Risk-free interest rate	0.4%	1.4%	3.0%
Weighted average expected lives (in years)	5.6	5.5	5.6
Forfeiture rate	10%	10%	10%
Dividend yield	0%	0%	0%

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

The weighted average grant date fair value per share of options granted was $304.31 during fiscal 2021, $252.54 during fiscal 2020 and $208.37 during fiscal 2019. The intrinsic value of options exercised was $280.1 million in fiscal 2021, $101.9 million in fiscal 2020 and $227.4 million in fiscal 2019. The total fair value of options vested was $44.7 million in fiscal 2021, $39.1 million in fiscal 2020 and $34.5 million in fiscal 2019.

The Company generally issues new shares when options are exercised. The following table summarizes information about stock option activity for the year ended August 28, 2021:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number	Average	Term	Value
	of Shares	Exercise Price	(in years)	(in thousands)

Outstanding – August 29, 2020	1,384,986	$677.15
Granted	202,820	1,152.54
Exercised	(349,592)	541.80
Cancelled	(30,160)	906.26
Outstanding – August 28, 2021	1,208,054	790.41	5.95	$915,807

Exercisable	766,453	669.30	4.68	673,858
Expected to vest	397,441	1,000.60	8.16	217,754
Available for future grants	1,188,220

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

As of August 28, 2021, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $10.5 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.4 years.

Transactions related to restricted stock units for the fiscal year ended August 28, 2021 are as follows:

		Weighted-
	Number	Average Grant
	of Shares	Date Fair Value

Nonvested at August 29, 2020	14,160	$910.63
Granted	8,064	1,149.77
Vested	(5,805)	977.48
Canceled or forfeited	(668)	976.36
Nonvested at August 28, 2021	15,751	$1,005.41

Stock Appreciation Rights

At August 28, 2021 and August 29, 2020, the Company had $7.5 million and $5.7 million, respectively of accrued compensation expense. There were 4,822 outstanding units issued under the 2003 Comp Plan and prior plans. As directors retire, this balance will be reduced. No additional shares of stock or units will be issued in future years under the 2003 Comp Plan or prior plans.

Employee Stock Purchase Plan and Executive Stock Purchase Plan

The Company recognized $2.5 million in compensation expense related to the discount on the selling of shares to employees and executives under the various share purchase plans in fiscal 2021, $3.1 million in fiscal 2020 and $2.8 million in fiscal 2019. Under the Employee Plan, 8,479, 10,525 and 11,011 shares were sold to employees in fiscal 2021, 2020 and 2019, respectively. The Company repurchased 7,611, 8,287 and 17,201 shares in fiscal 2021, 2020 and 2019, respectively, all at market value from employees electing to sell their stock. Purchases under the Executive Plan were 997, 1,204 and 1,483 shares in fiscal 2021, 2020 and 2019, respectively. Issuances of shares under the Employee Plan are netted against repurchases and such repurchases are not included in share repurchases disclosed in “Note K – Stock Repurchase Program.” At August 28, 2021, 133,762 shares of common stock were reserved for future issuance under the Employee Plan, and 234,364 shares of common stock were reserved for future issuance under the Executive Plan.

Note C – Accrued Expenses and Other

Accrued expenses and other consisted of the following:

	August 28,	August 29,
(in thousands)	2021	2020

Accrued compensation, related payroll taxes and benefits	$470,561	$321,071
Property, sales and other taxes	135,831	121,196
Medical and casualty insurance claims (current portion)	121,237	112,746
Finance lease liabilities	89,932	67,498
Accrued interest	55,435	63,503
Accrued gift cards	50,369	43,876
Accrued sales and warranty returns	32,418	32,356
Other	84,005	65,422
	$1,039,788	$827,668

The Company retains a significant portion of the insurance risks associated with workers’ compensation, employee health, general, product liability, property and vehicle insurance. A portion of these self-insured losses is managed through a wholly owned insurance captive. The Company maintains certain levels for stop-loss coverage for each self-insured plan in order to limit its liability for large claims. The retained limits per claim type are $2.0 million for workers’ compensation, $5.0 million for auto liability, $21.5 million for property and $1.0 million for general and product liability.

Note D – Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Year Ended
	August 28,	August 29,	August 31,
(in thousands)	2021	2020	2019

Domestic	$2,436,548	$1,960,320	$1,745,625
International	312,642	256,194	285,708
	$2,749,190	$2,216,514	$2,031,333

The provision for income tax expense consisted of the following:

	Year Ended
	August 28,	August 29,	August 31,
(in thousands)	2021	2020	2019

Current:
Federal	$438,686	$324,156	$274,504
State	79,271	47,880	45,457
International	95,351	60,429	59,100
	613,308	432,465	379,061
Deferred:
Federal	(21,366)	43,706	25,757
State	(1,707)	12,544	6,914
International	(11,359)	(5,173)	2,380
	(34,432)	51,077	35,051
Income tax expense	$578,876	$483,542	$414,112

A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate to income before income taxes is as follows:

	Year Ended
	August 28,	August 29,	August 31,
(in thousands)	2021	2020	2019

Federal tax at statutory U.S. income tax rate	21.0%	21.0%	21.0%
State income taxes, net	2.2%	2.2%	2.0%
Share-based compensation	(1.7)%	(0.7)%	(1.8)%
Impact of tax reform	—	—	(0.4)%
Global intangible lower-taxed income ("GILTI")	0.8%	1.0%	1.3%
Foreign Tax Credits	(1.7)%	(1.1)%	(1.1)%
Other	0.5%	(0.6)%	(0.6)%
Effective tax rate	21.1%	21.8%	20.4%

For the year ended August 28, 2021, August 29, 2020, and August 31, 2019, the Company recognized excess tax benefits from stock option exercises of $56.4 million, $20.9 million, and $46.0 million, respectively.

Beginning with the year ended August 31, 2019, the Company is subject to a new tax on global intangible low-taxed income (“GILTI”) which is imposed on foreign earnings. The Company has made the election to record this tax as a period cost, thus has not adjusted the deferred tax assets or liabilities of its foreign subsidiaries for the new tax. Net impacts for GILTI are included in the provision for income taxes for the years ending August 28, 2021, August 29, 2020 and August 31, 2019.

Significant components of the Company's deferred tax assets and liabilities were as follows:

	August 28,	August 29,
(in thousands)	2021	2020

Deferred tax assets:
Net operating loss and credit carryforwards	$41,825	$41,437
Accrued benefits	126,086	88,226
Operating lease liabilities	646,938	617,002
Other	69,340	69,788
Total deferred tax assets	884,189	816,453
Valuation allowances	(31,098)	(28,373)
Net deferred tax assets	853,091	788,080

Deferred tax liabilities:
Property and equipment	(185,985)	(173,696)
Inventory	(316,736)	(298,585)
Prepaid expenses	(28,676)	(55,827)
Operating lease assets	(609,336)	(581,381)
Other	(8,440)	(4,934)
Deferred tax liabilities	(1,149,173)	(1,114,423)

Net deferred tax liabilities	$(296,082)	$(326,343)

For the year ended August 31, 2019, the Company held the assertion, with few exceptions, that current and accumulated earnings from foreign operations were not indefinitely reinvested. During the year ended August 29, 2020, the Company asserted indefinite reinvestment for basis differences and accumulated earnings through fiscal 2020 with respect to its foreign subsidiaries. For the year ended August 28, 2021, the Company does not assert permanent reinvestment of current year earnings with respect to its Mexican subsidiaries while maintaining its assertion of indefinite reinvestment of earnings of other foreign subsidiaries. Where necessary, taxes resulting from foreign distributions of current and accumulated earnings (e.g., withholding taxes) have been considered in the Company’s provision for income taxes.

As of August 28, 2021, we have not recorded incremental income taxes for outside basis differences of $443.3 million in our investments in foreign subsidiaries, as these amounts are indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to the outside basis differences in these entities is not practicable.

At August 28, 2021 and August 29, 2020, the Company had net operating loss (“NOL”) carryforwards totaling $259.1 million ($35.9 million tax effected) and $247.1 million ($32.2 million tax effected), respectively. Certain NOLs have no expiration date and others will expire, if not utilized, in various years from fiscal 2022 through 2041. At August 28, 2021 and August 29, 2020, the Company had deferred tax assets for income tax credit carryforwards of $6.0 and $9.2 million, respectively. Income tax credit carryforwards will expire, if not utilized, in various years from fiscal 2022 through 2037.

At August 28, 2021 and August 29, 2020, the Company had a valuation allowance of $31.1 million and $28.4 million, respectively, on deferred tax assets associated with NOL and tax credit carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized. Management believes it is more likely than not that the remaining deferred tax assets will be fully realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	August 28,	August 29,
(in thousands)	2021	2020

Beginning balance	$31,942	$30,892
Additions based on tax positions related to the current year	10,806	8,512
Additions for tax positions of prior years	4,009	946
Reductions for tax positions of prior years	(886)	(4,124)
Reductions due to settlements	(2,204)	—
Reductions due to statute of limitations	(3,870)	(4,284)

Ending balance	$39,797	$31,942

Included in the August 28, 2021 and the August 29, 2020 balances are $25.8 million and $18.9 million, respectively, of unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate. The balances above also include amounts of $10.4 million and $10.5 million for August 28, 2021 and the August 29, 2020, respectively, that are accounted for as reductions to deferred tax assets for NOL carryforwards and tax credit carryforwards. It is anticipated that in the event the associated uncertain tax positions are disallowed, the NOL carryforwards and tax credit carryforwards would be utilized to settle the liability.

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had $2.4 million and $1.6 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at August 28, 2021 and August 29, 2020, respectively.

The Company files U.S. federal, U.S. state and local, and international income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, U.S. state and local, or Non-U.S. examinations by tax authorities for fiscal year 2016 and prior. The Company is typically engaged in various tax examinations at any given time by U.S. federal, U.S. state and local, and Non-U.S. taxing jurisdictions. As of August 28, 2021, the Company estimates that the amount of unrecognized tax benefits could be reduced by approximately $2.2 million over the next twelve months as a result of tax audit settlements. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	August 28, 2021
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$46,007	$—	$—	$46,007
Other long-term assets	54,105	13,806	—	67,911
	$100,112	$13,806	$—	$113,918

	August 29, 2020
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$75,651	$467	$—	$76,118
Other long-term assets	58,792	12,329	—	71,121
	$134,443	$12,796	$—	$147,239

At August 28, 2021, the fair value measurement amounts for assets and liabilities recorded in the accompanying Consolidated Balance Sheet consisted of short-term marketable debt securities of $46.0 million, which are included within Other current assets and long-term marketable debt securities of $67.9 million, which are included in Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the debt securities, including benchmark yields and reported trades.

A discussion on how the Company’s cash flow hedges are valued is included in “Note H – Derivative Financial Instruments,” while the fair values of the marketable debt securities by asset class are described in “Note F – Marketable Debt Securities.”

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Certain non-financial assets and liabilities are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. These non-financial assets and liabilities could include assets and liabilities acquired in an acquisition as well as goodwill, intangible assets and property, plant and equipment that are determined to be impaired. At August 28, 2021, the Company did not have any other significant non-financial assets or liabilities that had been measured at fair value on a non-recurring basis subsequent to initial recognition.

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

Note F – Marketable Debt Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable debt securities are recorded in Accumulated Other Comprehensive Loss. The Company’s available-for-sale marketable debt securities consisted of the following:

	August 28, 2021
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$23,650	$329	$(2)	$23,977
Government bonds	65,416	338	(2)	65,752
Mortgage-backed securities	6,552	58	(8)	6,602
Asset-backed securities and other	17,551	43	(7)	17,587
	$113,169	$768	$(19)	$113,918

	August 29, 2020
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$46,652	$970	$(4)	$47,618
Government bonds	44,594	1,172	—	45,766
Mortgage-backed securities	4,842	75	—	4,917
Asset-backed securities and other	48,798	143	(3)	48,938
	$144,886	$2,360	$(7)	$147,239

The marketable debt securities held at August 28, 2021, had effective maturities ranging from less than one year to approximately four years. The Company did not realize any material gains or losses on its marketable debt securities during fiscal 2021, 2020 or 2019.

In evaluating whether a credit loss exists for the marketable debt securities, the Company considers factors such as the severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or recovery of fair value. An allowance for credit losses was deemed unnecessary given consideration of the factors above.

Included above in total marketable debt securities are $62.5 million and $30.1 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses as of August 28, 2021 and August 29, 2020, respectively.

Note G – Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss includes certain adjustments to foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale marketable debt securities. Changes in Accumulated Other Comprehensive Loss consisted of the following:

		Net
		Unrealized
	Foreign	Gain (Loss)
(in thousands)	Currency(1)	on Securities	Derivatives	Total

Balance at August 31, 2019	$(265,598)	$591	$(4,315)	$(269,322)
Other Comprehensive (Loss) Income before reclassifications	(66,723)	1,117	(28,197)	(93,803)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)(2)(3)	—	137	8,736	8,873
Balance at August 29, 2020	(332,321)	1,845	(23,776)	(354,252)
Other Comprehensive Income (Loss) before reclassifications	44,683	(1,379)	—	43,304
Amounts reclassified from Accumulated Other Comprehensive (Loss) Income(2)(3)	—	123	2,839	2,962
Balance at August 28, 2021	$(287,638)	$589	$(20,937)	$(307,986)

(1)	Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested
(2)	Amounts in parentheses indicate debits to Accumulated Other Comprehensive Loss.
(3)	Amounts shown are net of taxes/tax benefits.

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

At August 28, 2021, the Company had $27.5 million recorded in Accumulated Other Comprehensive Loss related to net realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During fiscal 2021, the Company reclassified $3.7 million of net losses from Accumulated Other Comprehensive Loss to Interest expense. During fiscal 2020, the Company reclassified $2.6 million of net losses from Accumulated Other Comprehensive Loss to Interest expense. The Company expects to reclassify $3.6 million of net losses from Accumulated Other Comprehensive Loss to Interest expense over the next 12 months.

Note I – Financing

The Company’s debt consisted of the following:

	August 28,	August 29,
(in thousands)	2021	2020

2.500% Senior Notes due April 2021, effective interest rate of 2.62%	$—	$250,000
3.700% Senior Notes due April 2022, effective interest rate of 3.85%	500,000	500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.125% Senior Notes due April 2024, effective interest rate 3.32%	300,000	300,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.625% Senior Notes due April 2025, effective interest rate 3.78%	500,000	500,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate of 3.83%	600,000	600,000
3.750% Senior Notes due April 2029, effective interest rate of 3.86%	450,000	450,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	750,000
1.650% Senior Notes due January 2031, effective interest rate of 2.19%	600,000	600,000
Total debt before discounts and debt issuance costs	5,300,000	5,550,000
Less: Discounts and debt issuance costs	30,180	36,629
Long-term debt	$5,269,820	$5,513,371

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

As of August 28, 2021, the Company had no outstanding borrowings and $1.7 million of outstanding letters of credit under the Revolving Credit Agreement. The Company intends to amend and restate its Revolving Credit Agreement and anticipates closing the agreement during the first quarter of fiscal year 2022.

Under the Company’s Revolving Credit Agreement, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances.

The Revolving Credit Agreement requires that the Company’s consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.5:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. The Company’s consolidated interest coverage ratio as of August 28, 2021 was 6.9:1.

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

As of August 28, 2021, the $500 million 3.700% Senior Notes due April 2022 are classified as long-term in the accompanying Consolidated Balance Sheets as the Company has the ability and intent to refinance them on a long-term basis through available capacity in its Revolving Credit Agreement. As of August 28, 2021, the Company had $1.998 billion of availability under its $2.0 billion Revolving Credit Agreement, which would allow the Company to replace these short-term obligations with a long-term financing facility.

On March 15, 2021 the Company repaid the $250 million 2.500% Senior Notes due April 2021, which were callable at par in March 2021.

On August 14, 2020, the Company issued $600 million in 1.650% Senior Notes due January 2031 under its automatic shelf registration statement on Form S-3, filed with the SEC on April 4, 2019 (File No. 333-230719) (the “2019 Shelf Registration Statement”). The 2019 Shelf Registration Statement allows the Company to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. Proceeds from the debt issuance were used for general corporate purposes, including the repayment of the $500 million in 4.000% Senior Notes due in November 2020 that were callable at par in August 2020.

On March 30, 2020, the Company issued $500 million in 3.625% Senior Notes due April 2025 and $750 million in 4.000% Senior Notes due April 2030 under the 2019 Shelf Registration Statement. Proceeds from the debt issuance were used to repay a portion of the outstanding commercial paper borrowings and for other general corporate purposes.

On April 18, 2019, the Company issued $300 million in 3.125% Senior Notes due April 2024 and $450 million in 3.750% Senior Notes due April 2029 under the 2019 Shelf Registration Statement. Proceeds from the debt issuance were used to repay a portion of the outstanding commercial paper borrowings, the $250 million in 1.625% Senior Notes due in April 2019 and for other general corporate purposes.

All Senior Notes are subject to an interest rate adjustment if the debt ratings assigned to the Senior Notes are downgraded (as defined in the agreements). Further, the Senior Notes contain a provision that repayment of the Senior Notes may be accelerated if the Company experiences a change in control (as defined in the agreements). The Company’s borrowings under its senior notes contain minimal covenants, primarily restrictions on liens. All of the repayment obligations under its borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. Interest for Senior Notes is paid on a semi-annual basis.

The Company also maintains a letter of credit facility that allows it to request the participating bank to issue letters of credit on its behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of August 28, 2021, the Company had $23.9 million in letters of credit outstanding under the letter of credit facility which expires in June 2022.

In addition to the outstanding letters of credit issued under the committed facility discussed above, the Company had $136.8 million in letters of credit outstanding as of August 28, 2021. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of August 28, 2021, the Company was in compliance with all covenants related to its borrowing arrangements.

The fair value of the Company’s debt was estimated at $5.683 billion as of August 28, 2021, and $6.081 billion as of August 29, 2020, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $413.1 million and $567.5 million at August 28, 2021 and August 29, 2020, respectively. This amount reflects face amount, adjusted for any unamortized debt issuance costs and discounts.

All of the Company’s debt is unsecured. Scheduled maturities of debt are as follows:

Scheduled
(in thousands)	Maturities

2022	$500,000
2023	800,000
2024	300,000
2025	900,000
2026	400,000
Thereafter	2,400,000
Subtotal	5,300,000
Discount and debt issuance costs	30,180
Total Debt	$5,269,820

Note J – Interest Expense

Net interest expense consisted of the following:

	Year Ended
	August 28,	August 29,	August 31,
(in thousands)	2021	2020	2019

Interest expense	$202,326	$208,021	$193,671
Interest income	(5,417)	(5,689)	(7,396)
Capitalized interest	(1,572)	(1,167)	(1,471)
	$195,337	$201,165	$184,804

Note K – Stock Repurchase Program

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The share repurchase program was amended on December 15, 2020 to increase the repurchase authorization to $24.65 billion from $23.15 billion and on March 23, 2021 to increase the repurchase authorization to $26.15 billion. The Company has $417.6 million remaining under the Board’s authorization to repurchase its common stock.

The Company’s share repurchase activity consisted of the following:

	Year Ended
	August 28,	August 29,	August 31,
(in thousands)	2021	2020	2019

Amount	$3,378,321	$930,903	$2,004,896
Shares	2,592	826	2,182

During fiscal year 2021, the Company retired 1.0 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1.139 billion and decreased Additional paid-in capital by $60.0 million. During the comparable prior year period, the Company retired 1.9 million shares of treasury stock, which increased Retained deficit by $1.879 billion and decreased Additional paid-in capital by $99.7 million.

Beginning in the first quarter of fiscal 2021, the Company restarted share repurchases under its share repurchase program, which had been temporarily suspended during fiscal 2020 in response to the uncertainty surrounding the COVID-19 pandemic. The Company will continue to evaluate current and expected business conditions and adjust the level of share repurchases under its share repurchase program as it deems appropriate.

On October 5, 2021, the Board voted to authorize the repurchase of an additional $1.5 billion of the Company’s common stock in connection with the Company’s ongoing share repurchase program. Since the inception of the repurchase program in 1998, the Board has authorized $27.65 billion in share repurchases. Subsequent to August 28, 2021 and through October 18, 2021, the Company has repurchased 220,022 shares of common stock at an aggregate cost of $362.8 million. Considering the cumulative repurchases and the increase in authorization subsequent to August 28, 2021, the Company has $1.555 billion remaining under the Board’s authorization to repurchase its common stock.

Note L – 401(k) Savings Plan

The Company has a 401(k) plan that covers all domestic employees who meet the plan’s participation requirements. The plan features include Company matching contributions, immediate 100% vesting of Company contributions and a savings option up to 25% of qualified earnings. The Company makes matching contributions, per pay period, up to a specified percentage of employees’ contributions as approved by the Board. The Company made matching contributions to employee accounts in connection with the 401(k) plan of $34.1 million in fiscal 2021, $29.8 million in fiscal 2020 and $25.8 million in fiscal 2019.

Note M – Leases

Lease-related assets and liabilities recorded on the Consolidated Balance Sheets are as follows:

(in thousands)	Classification	August 28, 2021	August 29, 2020

Assets:
Operating	Operating lease right-of-use assets	$2,718,712	$2,581,677
Finance	Property and equipment	383,736	327,006
Total lease assets		$3,102,448	$2,908,683
Liabilities:
Current:
Operating	Current portion of operating lease liabilities	$236,568	$223,846
Finance	Accrued expenses and other	89,932	67,498
Noncurrent:
Operating	Operating lease liabilities, less current portion	2,632,842	2,501,560
Finance	Other long-term liabilities	186,122	155,855
Total lease liabilities		$3,145,464	$2,948,759

Accumulated amortization related to finance lease assets was $107.0 million as of August 28, 2021 and $107.3 million as of August 29, 2020.

Lease costs for finance and operating leases for the 52 weeks ended August 28, 2021 and August 29, 2020 are as follows:

		For the year ended
(in thousands)	Statement of Income Location	August 28, 2021	August 29, 2020

Finance lease cost:
Amortization of lease assets	Depreciation and amortization	$53,377	$55,920
Interest on lease liabilities	Interest expense, net	2,957	4,355
Operating lease cost(1)	Selling, general and administrative expenses	371,109	355,230
Total lease cost		$427,443	$415,505

(1)	Includes short-term leases, variable lease costs and sublease income, which are immaterial.

The future rental payments, inclusive of renewal options that have been included in defining the expected lease term, of our operating and finance lease obligations as of August 28, 2021 having initial or remaining lease terms in excess of one year are as follows:

	Finance	Operating
(in thousands)	Leases	Leases	Total

2022	$91,228	$323,245	$414,473
2023	56,534	346,367	402,901
2024	50,435	325,775	376,210
2025	39,628	300,916	340,544
2026	18,294	272,157	290,451
Thereafter	48,380	2,114,538	2,162,918
Total lease payments	304,499	3,682,998	3,987,497
Less: Interest	(28,445)	(813,588)	(842,033)
Present value of lease liabilities	$276,054	$2,869,410	$3,145,464

The following table summarizes the Company’s lease term and discount rate assumptions:

August 28, 2021

Weighted-average remaining lease term in years, inclusive of renewal options that are reasonably certain to be exercised:
Finance leases – real estate	25
Finance leases – vehicles	4
Operating leases	15
Weighted-average discount rate:
Finance leases – real estate	3.75%
Finance leases – vehicles	1.37%
Operating leases	3.44%

Cash paid for amounts included in the measurement of operating lease liabilities of $300.6 million and $352.9 million was reflected in cash flows from operating activities in the consolidated statement of cash flows for fiscal years 2021 and 2020, respectively.

As of August 28, 2021, the Company has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases have undiscounted future payments of approximately $40.1 million and $69.2 million for real estate and vehicles, respectively, and will commence when the Company obtains possession of the underlying leased asset. Commencement dates are expected to be from fiscal 2022 to fiscal 2023.

Note N – Commitments and Contingencies

Construction commitments, primarily for new stores, totaled approximately $48.2 million at August 28, 2021.

The Company had $162.4 million in outstanding standby letters of credit and $35.4 million in surety bonds as of August 28, 2021, which all have expiration periods of less than one year. A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover reimbursement obligations to our workers’ compensation carriers. There are no additional contingent liabilities associated with these instruments as the underlying liabilities are already reflected in the Consolidated Balance Sheets. The standby letters of credit and surety bonds arrangements have automatic renewal clauses.

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

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 6,767 stores in the U.S., Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. The following table shows segment results for the following fiscal years:

	Year Ended
	August 28,	August 29,	August 31,
(in thousands)	2021	2020	2019

Net Sales
Auto Parts Stores	$14,381,712	$12,405,929	$11,645,235
Other	247,873	226,038	218,508
Total	$14,629,585	$12,631,967	$11,863,743

Segment Profit
Auto Parts Stores	$7,556,889	$6,617,508	$6,209,229
Other	160,896	153,245	155,772
Gross profit	7,717,785	6,770,753	6,365,001
Operating, selling, general and administrative expenses	(4,773,258)	(4,353,074)	(4,148,864)
Interest expense, net	(195,337)	(201,165)	(184,804)
Income before income taxes	$2,749,190	$2,216,514	$2,031,333

Segment Assets:
Auto Parts Stores	$14,398,581	$14,303,427	$9,781,926
Other	117,618	120,445	113,987
Total	$14,516,199	$14,423,872	$9,895,913

Capital Expenditures:
Auto Parts Stores	$602,329	$432,067	$479,120
Other	19,438	25,669	16,930
Total	$621,767	$457,736	$496,050

Auto Parts Stores Sales by Product Grouping:
Failure	$7,048,700	$6,088,859	$5,728,294
Maintenance items	4,888,763	4,284,913	4,140,987
Discretionary	2,444,249	2,032,157	1,775,954
Auto Parts Stores net sales	$14,381,712	$12,405,929	$11,645,235

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 28, 2021, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 28, 2021.

Internal Control Over Financial Reporting

A report of AutoZone’s management on our internal control over financial reporting (as such term defined in Rule 13a-15(f) under the Exchange Act) and a report of Ernst & Young, LLP, an independent registered public accounting firm, on the effectiveness of AutoZone’s internal control over financial reporting are included in Part I, Item 8 of this document and is incorporated herein by reference.

Changes in Internal Control Over Financial Reportings

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

Our internal control over financial reporting as of August 28, 2021 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended August 28, 2021, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 28, 2021.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in Part I, Item 1 of this document in the section entitled “Information about our Executive Officers,” is incorporated herein by reference in response to this item. Additionally, the information contained in AutoZone, Inc.’s Proxy Statement dated October 25, 2021, in the sections entitled “Corporate Governance Matters,” “Proposal 1 – Election of Directors” and “Delinquent Section 16(a) Reports,” is incorporated herein by reference in response to this item.

The Company has adopted a Code of Ethical Conduct for Financial Executives that applies to its chief executive officer, chief financial officer, chief accounting officer and other financial executives. The Company has made the Code of Ethical Conduct available at www.autozone.com, which can be accessed by clicking “Investor Relations” located at the bottom of the page.

Item 11. Executive Compensation

The information contained in AutoZone, Inc.’s Proxy Statement dated October 25, 2021, in the section entitled “Executive Compensation,” is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in AutoZone, Inc.’s Proxy Statement dated October 25, 2021, in the sections entitled “Security Ownership of Management and Board of Directors,” “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plans” is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in AutoZone, Inc’s Proxy Statement dated October 25, 2021, in the sections entitled “Related Party Transactions” and “Corporate Governance Matters – Independence” is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information contained in AutoZone, Inc.’s Proxy Statement dated October 25, 2021, in the section entitled “Proposal 2 – Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

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

4.28	Description of Securities of AutoZone, Inc. Incorporated by reference to Exhibit 4.24 to the Annual Report on Form 10-K dated October 28, 2019.

*10.1	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended August 26, 2000.

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

*10.16	First Amended and Restated AutoZone, Inc. Enhanced Severance Pay Plan. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated March 17, 2011.

*10.17	Reserved.

*10.18

Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for certain executive officers effective September 27, 2011. Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.19	Second Amendment to the AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 14, 2011.

*10.20	Offer letter dated August 5, 2020, to Jamere Jackson. Incorporated by reference to Exhibit 10.1 on Form 8-K dated September 14, 2020.

*10.21	Amended and Restated AutoZone, Inc. Executive Deferred Compensation Plan dated December 17, 2013. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated March 25, 2014.

*10.22	AutoZone, Inc. Director Compensation Program effective January 1, 2020. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q date March 19, 2021.

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

10.26

Master Extension, New Commitment and Amendment Agreement dated as of November 18, 2017 among AutoZone, Inc. as Borrower; Bank of America, N.A. as Administrative Agent and Swingline Lender; JPMorgan Chase Bank, N.A. as Syndication Agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Chase Bank, N.A. as Joint Lead Arrangers; Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Chase Bank, N.A., SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, Wells Fargo Securities, LLC and Barclay’s Capital as Joint Book Runners; SunTrust Bank, U.S. Bank National Association, Wells Fargo Bank, National Association and Barclay’s Bank PLC as Documentation Agents; and the several lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Current Report on the Form 8-K dated November 22, 2017.

*10.27

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Award Plan for officers effective September 27, 2011. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated December 17, 2018.

*10.28

364-Day Credit Agreement dated April 3, 2020, by and among the Company, as borrower, the several lenders from time to time party thereto, and U.S. Bank, National Association., as administrative agent for the lenders. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated April 7, 2020.

*10.29	AutoZone, Inc. 2020 Omnibus Incentive Award Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 17, 2020.
*10.30

Form of Grant Notice and Award Agreement for Stock Options granted to Officers under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated December 17, 2020.

*10.31

Form of Grant Notice and Award Agreement for Restricted Stock Units granted to Officers under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated December 17, 2020.

*10.32

Form of Grant Notice and Award Agreement for Restricted Stock Units granted to Directors under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated December 17, 2020.

*10.33	AutoZone, Inc. Director Compensation Program. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 10-Q dated March 19, 2021.

*10.34	Amendment No. 1 to the AutoZone, Inc. 2020 Omnibus Incentive Award Plan.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	Cover Page XBRL File

*	Management contract or compensatory plan or arrangement.

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

Dated: October 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ WILLIAM C. RHODES, III	Chairman, President and Chief Executive Officer	October 25, 2021
William C. Rhodes, III	(Principal Executive Officer)

/s/ JAMERE JACKSON	Chief Financial Officer and Executive Vice	October 25, 2021
Jamere Jackson	President – Finance and Store Development
(Principal Financial Officer)

/s/ CHARLIE PLEAS, III	Senior Vice President and Controller	October 25, 2021
Charlie Pleas, III	(Principal Accounting Officer)

/s/ DOUGLAS H. BROOKS	Director	October 25, 2021
Douglas H. Brooks

/s/ MICHAEL M. CALBERT	Director	October 25, 2021
Michael M. Calbert

/s/ LINDA A. GOODSPEED	Director	October 25, 2021
Linda A. Goodspeed

/s/ EARL G. GRAVES, JR.	Director	October 25, 2021
Earl, G. Graves, Jr.

/s/ ENDERSON GUIMARAES	Director	October 25, 2021
Enderson Guimaraes

/s/ D. BRYAN JORDAN	Director	October 25, 2021
D. Bryan Jordan

/s/ GALE V. KING	Director	October 25, 2021
Gale V. King

/s/ GEORGE R. MRKONIC, JR.	Director	October 25, 2021
George R. Mrkonic, Jr.

/s/ JILL A. SOLTAU	Director	October 25, 2021
Jill A. Soltau