Form 10-Q
period 2021-11-20
AUTOZONE INC
filed 2021-12-17
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 20, 2021, or

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

Common Stock, $.01 Par Value – 20,634,396 shares outstanding as of December 10, 2021.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 20,	August 28,
(in thousands)	2021	2021

Assets
Current assets:
Cash and cash equivalents	$961,125	$1,171,335
Accounts receivable	379,276	378,392
Merchandise inventories	4,768,258	4,639,813
Other current assets	240,487	225,763
Total current assets	6,349,146	6,415,303

Property and equipment:
Property and equipment	8,854,872	8,807,178
Less: Accumulated depreciation and amortization	(3,996,944)	(3,950,287)
	4,857,928	4,856,891

Operating lease right-of-use assets	2,717,566	2,718,712
Goodwill	302,645	302,645
Deferred income taxes	40,164	41,043
Other long-term assets	193,500	181,605
	3,253,875	3,244,005
Total assets	$14,460,949	$14,516,199

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,171,344	$6,013,924
Current portion of operating lease liabilities	263,899	236,568
Current portion of debt	500,000	—
Accrued expenses and other	965,898	1,039,788
Income taxes payable	186,752	79,474
Total current liabilities	8,087,893	7,369,754

Debt, less current portion	4,771,266	5,269,820
Operating lease liabilities, less current portion	2,624,676	2,632,842
Deferred income taxes	355,310	337,125
Other long-term liabilities	746,554	704,194

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 23,057 shares issued and 20,674 shares outstanding as of November 20, 2021; 23,007 shares issued and 21,138 shares outstanding as of August 28, 2021	231	230
Additional paid-in capital	1,499,557	1,465,669
Retained earnings (deficit)	135,406	(419,829)
Accumulated other comprehensive loss	(324,327)	(307,986)
Treasury stock, at cost	(3,435,617)	(2,535,620)
Total stockholders’ deficit	(2,124,750)	(1,797,536)
Total liabilities and stockholders' deficit	$14,460,949	$14,516,199

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended
	November 20,	November 21,
(in thousands, except per share data)	2021	2020

Net sales	$3,668,904	$3,154,261
Cost of sales, including warehouse and delivery expenses	1,743,744	1,478,644
Gross profit	1,925,160	1,675,617
Operating, selling, general and administrative expenses	1,170,675	1,060,392
Operating profit	754,485	615,225
Interest expense, net	43,284	46,179
Income before income taxes	711,201	569,046
Income tax expense	155,966	126,613
Net income	$555,235	$442,433

Weighted average shares for basic earnings per share	20,988	23,223
Effect of dilutive stock equivalents	621	555
Weighted average shares for diluted earnings per share	21,609	23,778

Basic earnings per share	$26.45	$19.05
Diluted earnings per share	$25.69	$18.61

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended
	November 20,	November 21,
(in thousands)	2021	2020

Net income	$555,235	$442,433
Other comprehensive (loss) income:
Foreign currency translation adjustments	(16,566)	46,995
Unrealized losses on marketable debt securities, net of taxes	(430)	(309)
Net derivative activities, net of taxes	655	659
Total other comprehensive (loss) income	(16,341)	47,345
Comprehensive income	$538,894	$489,778

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twelve Weeks Ended
	November 20,	November 21,
(in thousands)	2021	2020

Cash flows from operating activities:
Net income	$555,235	$442,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	99,590	89,551
Amortization of debt origination fees	2,639	3,150
Deferred income taxes	18,096	10,295
Share-based compensation expense	14,295	10,508
Changes in operating assets and liabilities:
Accounts receivable	(1,576)	17,491
Merchandise inventories	(136,988)	(124,746)
Accounts payable and accrued expenses	89,268	56,273
Income taxes payable	107,411	79,558
Other, net	29,960	98,978
Net cash provided by operating activities	777,930	683,491

Cash flows from investing activities:
Capital expenditures	(102,269)	(113,036)
Purchase of marketable debt securities	(7,026)	(45,985)
Proceeds from sale of marketable debt securities	3,709	51,210
Proceeds (payments) from disposal of capital assets and other, net	14,625	(2,368)
Net cash used in investing activities	(90,961)	(110,179)

Cash flows from financing activities:
Net proceeds from sale of common stock	21,100	28,666
Purchase of treasury stock	(899,997)	(678,324)
Repayment of principal portion of finance lease liabilities	(13,687)	(13,786)
Other, net	(3,362)	—
Net cash used in financing activities	(895,946)	(663,444)

Effect of exchange rate changes on cash	(1,233)	3,322

Net decrease in cash and cash equivalents	(210,210)	(86,810)
Cash and cash equivalents at beginning of period	1,171,335	1,750,815
Cash and cash equivalents at end of period	$961,125	$1,664,005

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Twelve Weeks Ended November 20, 2021
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	(Deficit) Earnings	Loss	Stock	Total

Balance at August 28, 2021	23,007	$230	$1,465,669	$(419,829)	$(307,986)	$(2,535,620)	$(1,797,536)
Net income	—	—	—	555,235	—	—	555,235
Total other comprehensive income	—	—	—	—	(16,341)	—	(16,341)
Purchase of 515 shares of treasury stock	—	—	—	—	—	(899,997)	(899,997)
Issuance of common stock under stock options and stock purchase plans	50	1	21,100	—	—	—	21,101
Share-based compensation expense	—	—	12,788	—	—	—	12,788
Balance at November 20, 2021	23,057	$231	$1,499,557	$135,406	$(324,327)	$(3,435,617)	$(2,124,750)

	Twelve Weeks Ended November 21, 2020
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 29, 2020	23,697	$237	$1,283,495	$(1,450,970)	$(354,252)	$(356,487)	$(877,977)
Net income	—	—	—	442,433	—	—	442,433
Total other comprehensive income	—	—	—	—	47,345	—	47,345
Purchase of 584 shares of treasury stock	—	—	—	—	—	(678,324)	(678,324)
Issuance of common stock under stock options and stock purchase plans	64	1	28,665	—	—	—	28,666
Share-based compensation expense	—	—	10,877	—	—	—	10,877
Balance at November 21, 2020	23,761	$238	$1,323,037	$(1,008,537)	$(306,907)	$(1,034,811)	$(1,026,980)

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and related notes included in the AutoZone, Inc. (“AutoZone” or the “Company”) Annual Report on Form 10-K for the year ended August 28, 2021.

Operating results for the twelve weeks ended November 20, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 27, 2022. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters of fiscal 2022 and 2021 each have 16 weeks.

The Company does not expect any recently issued accounting pronouncements to have a material effect on the Company’s financial statements and related disclosures.

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

Stock Options:

The Company made stock option grants of 163,786 shares during the twelve week period ended November 20, 2021 and granted options to purchase 194,511 shares during the comparable prior year period. The Company grants options to purchase common stock to certain of its employees under its equity incentive plans at prices equal to the market value of the stock on the date of grant. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date.

The weighted average fair value of the stock option awards granted during the twelve week periods ended November 20, 2021 and November 21, 2020, using the Black-Scholes-Merton multiple-option pricing valuation model, was $462.80 and $299.48 per share, respectively, using the following weighted average key assumptions:

	Twelve Weeks Ended
	November 20,	November 21,
	2021	2020

Expected price volatility	28%	28%
Risk-free interest rate	1.1%	0.4%
Weighted average expected lives (in years)	5.6	5.6
Forfeiture rate	10%	10%
Dividend yield	0%	0%

During the twelve week period ended November 20, 2021, 47,705 stock options were exercised at a weighted average exercise price of $549.86. In the comparable prior year period, 59,990 stock options were exercised at a weighted average exercise price of $496.58.

As of November 20, 2021, total unrecognized share-based expense related to stock options, net of estimated forfeitures, was approximately $98.4 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.2 years.

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

As of November 20, 2021, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $15.6 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.9 years.

Transactions related to restricted stock units for the twelve weeks ended November 20, 2021 were as follows:

		Weighted-
	Number	Average Grant
	of Shares	Date Fair Value

Nonvested at August 28, 2021	15,751	$1,005.41
Granted	4,352	1,651.22
Vested	(5,373)	957.89
Canceled or forfeited	(696)	1,023.97
Nonvested at November 20, 2021	14,034	$1,222.96

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $14.3 million for the twelve week period ended November 20, 2021, and $10.5 million for the comparable prior year period.

For the twelve week period ended November 20, 2021, 97,942 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 293,280 anti-dilutive stock options were excluded from the dilutive earnings per share computation.

See AutoZone’s Annual Report on Form 10-K for the year ended August 28, 2021 and other filings with the SEC, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s Amended and Restated 2011 Equity Incentive Award Plan, the AutoZone, Inc. 2020 Omnibus Incentive Award Plan and the 2020 Director Compensation Program.

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	November 20, 2021
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$55,414	$106	$—	$55,520
Other long-term assets	48,272	12,894	—	61,166
	$103,686	$13,000	$—	$116,686

	August 28, 2021
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$46,007	$—	$—	$46,007
Other long-term assets	54,105	13,806	—	67,911
	$100,112	$13,806	$—	$113,918

At November 20, 2021, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheets consisted of short-term marketable debt securities, which are included within Other current assets, and long-term marketable debt securities, which are included in Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable debt securities, by asset class, are described in “Note D – Marketable Debt Securities.”

Financial Instruments not Recognized at Fair Value

The Company has financial instruments, including cash and cash equivalents, accounts receivable, other current assets and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short maturities. A discussion of the carrying values and fair values of the Company’s debt is included in “Note F – Financing.”

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

The Company’s available-for-sale marketable debt securities consisted of the following:

	November 20, 2021
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$20,956	$196	$(26)	$21,126
Government bonds	61,258	202	(151)	61,309
Mortgage-backed securities	6,047	35	(36)	6,046
Asset-backed securities and other	28,225	27	(47)	28,205
	$116,486	$460	$(260)	$116,686

	August 28, 2021
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$23,650	$329	$(2)	$23,977
Government bonds	65,416	338	(2)	65,752
Mortgage-backed securities	6,552	58	(8)	6,602
Asset-backed securities and other	17,551	43	(7)	17,587
	$113,169	$768	$(19)	$113,918

The debt securities held at November 20, 2021, had effective maturities ranging from less than one year to approximately four years. At November 20, 2021, the Company held 20 securities that are in an unrealized loss position of approximately $260 thousand. In evaluating whether a credit loss exists for the securities, the Company considers factors such as the severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value. An allowance for credit losses was deemed unnecessary given consideration of the factors above.

Included above in total available-for-sale marketable debt securities are $92.8 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note E – Merchandise Inventories

Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or net realizable value for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. Due to historical price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is not to write up inventory in excess of replacement cost. The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $312.7 million at November 20, 2021 and $335.3 million at August 28, 2021.

Note F – Financing

The Company’s debt consisted of the following:

	November 20,	August 28,
(in thousands)	2021	2021

3.700% Senior Notes due April 2022, effective interest rate of 3.85%	$500,000	$500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.125% Senior Notes due April 2024, effective interest rate 3.32%	300,000	300,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.625% Senior Notes due April 2025, effective interest rate 3.78%	500,000	500,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate of 3.83%	600,000	600,000
3.750% Senior Notes due April 2029, effective interest rate of 3.86%	450,000	450,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	750,000
1.650% Senior Notes due January 2031, effective interest rate of 2.19%	600,000	600,000
Total debt before discounts and debt issuance costs	5,300,000	5,300,000
Less: Current portion of debt	500,000	—
Less: Discounts and debt issuance costs	28,734	30,180
Debt, less current portion	$4,771,266	$5,269,820

On November 15, 2021, the Company amended and restated its existing revolving credit facility (the “Revolving Credit Agreement”) pursuant to which the Company’s borrowing capacity was increased from $2.0 billion to $2.25 billion and the maximum borrowing under the Revolving Credit Agreement may, at the Company’s option, subject to lenders approval, be increased from $2.25 billion to $3.25 billion. The Revolving Credit Agreement will terminate, and all amounts borrowed will be due and payable on November 15, 2026, but AutoZone may make up to two requests to extend the termination date for an additional period of one year each. Revolving borrowings under the Revolving Credit Agreement may be base rate loans, Eurodollar loans, or a combination of both, at AutoZone’s election. The Revolving Credit Agreement includes (i) a $75 million sublimit for swingline loans, (ii) a $50 million individual issuer letter of credit sublimit and (iii) a $250 million aggregate sublimit for all letters of credit.

Under the Company’s Revolving Credit Agreement, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances.

As of November 20, 2021, the Company had no outstanding borrowings, $1.8 million of outstanding letters of credit and $2.2 billion of availability under the Revolving Credit Agreement.

As of November 20, 2021, the $500 million 3.700% Senior Notes due April 2022 are classified as current in the accompanying Condensed Consolidated Balance Sheets as the Company has the intent to utilize operating cash to fund the payment.

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

The fair value of the Company’s debt was estimated at $5.6 billion as of November 20, 2021, and $5.7 billion as of August 28, 2021, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $306.0 million and $413.1 million at November 20, 2021 and August 28, 2021, respectively, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts.

As of November 20, 2021, the Company was in compliance with all covenants and expects to remain in compliance with all covenants under its borrowing arrangements.

Note G – Stock Repurchase Program

From January 1, 1998 to November 20, 2021, the Company has repurchased a total of 150.8 million shares of its common stock at an aggregate cost of $26.6 billion, including 514,534 shares of its common stock at an aggregate cost of $900.0 million during the twelve week period ended November 20, 2021.

On October 5, 2021, the Board voted to authorize the repurchase of an additional $1.5 billion of the Company’s common stock in connection with the Company’s ongoing share repurchase program. Since the inception of the repurchase program in 1998, the Board has authorized $27.7 billion in share repurchases. Considering the cumulative repurchases as of November 20, 2021, the Company had $1.0 billion remaining under the Board’s authorization to repurchase its common stock.

Subsequent to November 20, 2021 and through December 10, 2021, the Company has repurchased 63,909 shares of its common stock at an aggregate cost of $120.0 million. On December 14, 2021, the Board voted to increase the authorization by $1.5 billion to raise the cumulative share repurchase authorization to $29.2 billion. Considering the cumulative repurchases subsequent to November 20, 2021 and through December 10, 2021 and the December 14, 2021 additional authorization, the Company has $2.4 billion remaining under the Board’s authorization to repurchase its common stock.

Note H – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale debt securities.

Changes in Accumulated other comprehensive loss for the twelve week periods ended November 20, 2021 and November 21, 2020 consisted of the following:

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(1)	on Securities	Derivatives	Total

Balance at August 28, 2021	$(287,638)	$589	$(20,937)	$(307,986)
Other comprehensive (loss) before reclassifications(2)(3)	(16,566)	(430)	—	(16,996)
Amounts reclassified from Accumulated other comprehensive loss(2)(3)	—	—	655	655
Balance at November 20, 2021	$(304,204)	$159	$(20,282)	$(324,327)

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(1)	on Securities	Derivatives	Total

Balance at August 29, 2020	$(332,321)	$1,845	$(23,776)	$(354,252)
Other comprehensive income (loss) before reclassifications(2)(3)	46,995	(322)	—	46,673
Amounts reclassified from Accumulated other comprehensive loss(2)(3)	—	13	659	672
Balance at November 21, 2020	$(285,326)	$1,536	$(23,117)	$(306,907)

(1)	Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.
(2)	Amounts in parentheses indicate debits to Accumulated Other Comprehensive Loss.
(3)	Amounts shown are net of tax.

Note I – Litigation

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

Note J – Segment Reporting

The Company’s operating segments (Domestic Auto Parts, Mexico and Brazil) are aggregated as one reportable segment: Auto Parts Stores. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in “Note A – Significant Accounting Policies” in its Annual Report on Form 10-K for the year ended August 28, 2021.

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 6,785 locations in the U.S., Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended
	November 20,	November 21,
(in thousands)	2021	2020

Net Sales
Auto Parts Stores	$3,605,508	$3,101,597
Other	63,396	52,664
Total	$3,668,904	$3,154,261

Segment Profit
Auto Parts Stores	$1,887,453	$1,639,904
Other	37,707	35,713
Gross profit	1,925,160	1,675,617
Operating, selling, general and administrative expenses	(1,170,675)	(1,060,392)
Interest expense, net	(43,284)	(46,179)
Income before income taxes	$711,201	$569,046

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

AutoZone, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. (the Company) as of November 20, 2021, the related condensed consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for the twelve week periods ended November 20, 2021 and November 21, 2020, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of August 28, 2021, the related consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated October 25, 2021, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 28, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

December 17, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect the future results of AutoZone, Inc. (“AutoZone” or the “Company”). The following MD&A discussion should be read in conjunction with our Condensed Consolidated Financial Statements, related notes to those statements and other financial information, including forward-looking statements and risk factors, that appear elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended August 28, 2021 and other filings we make with the SEC.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “seek,” “may,” “could,” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand; energy prices; weather; competition; credit market conditions; cash flows; access to available and feasible financing; future stock repurchases; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; risks associated with self -insurance; war and the prospect of war, including terrorist activity; the impact of public health issues, such as the ongoing global coronavirus (“COVID-19”) pandemic; inflation; the ability to hire, train and retain qualified employees; construction delays; the compromising of confidentiality, availability or integrity of information, including due to cyber-attacks; historic growth rate sustainability; downgrade of our credit ratings; damage to our reputation; challenges in international markets; failure or interruption of our information technology systems; origin and raw material costs of suppliers; inventory availability; disruption in our supply chain; impact of tariffs; anticipated impact of new accounting standards; and business interruptions. Certain of these risks and uncertainties are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of our Annual Report on Form 10-K for the year ended August 28, 2021, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance, actual results, developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. However, it should be understood that it is not possible to identify or predict all such risks and other factors that could affect these forward-looking statements. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are the leading retailer, and a leading distributor, of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at November 20, 2021, operated 6,066 stores in the U.S., 666 stores in Mexico and 53 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At November 20, 2021, in 5,211 of our domestic stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in all stores in Mexico and Brazil. We sell the ALLDATA brand automotive diagnostic, repair and shop management software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve weeks ended November 20, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2022. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters of fiscal 2022 and 2021 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September, and the lowest sales generally occurring in the months of December and January.

COVID-19 Impact

The COVID-19 pandemic continues to impact the global economy and numerous aspects of our business including our customers, employees and suppliers. Our highest priority remains the safety and well-being of our customers and employees. Since the beginning of the COVID-19 pandemic, we have experienced strong same store sales growth and our sales have remained at all-time high volumes.

The long-term impact to our business remains unknown, may magnify risks associated with our business and operations and may continue to cause fluctuations in demand for our products, our store hours and our workforce availability. Other unknowns include the potential impact of any related vaccine mandates on our workforce.

Please refer to the “Risk Factors” section of our Annual report on Form 10-K for the year ended August 28, 2021 for additional information.

Executive Summary

Net sales increased 16.3% for the quarter ended November 20, 2021 compared to the prior year period, which was driven by an increase in domestic same store sales (sales from stores open at least one year) of 13.6%. Domestic commercial sales increased 29.4%, which represents approximately 25% of our total sales. Operating profit increased 22.6% to $754.5 million compared to $615.2 million. Net income for the quarter increased 25.5% to $555.2 million compared to $442.4 million. Diluted earnings per share increased 38.1% to $25.69 per share from $18.61 per share. The increase in net income for the quarter ended November 20, 2021 was driven by strong topline growth and operating expense leverage.

Our business is impacted by various factors within the economy that affect both our consumer and our industry, including but not limited to fuel costs, wage rates, supply chain disruptions, hiring and other economic conditions, including the effects of, and responses to, COVID-19. Given the nature of these macroeconomic factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

During the first quarter of fiscal 2022, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 84% of total sales, which is consistent with the comparable prior year period, with failure related categories continuing to be the largest portion of our sales mix. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by severe or unusual weather over a short-term period. Over the long-term, we believe the impact of the weather on our sales mix is not significant.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including macroeconomic factors and the number of seven year old or older vehicles on the road. The average age of the U.S. light vehicle fleet continues to trend in our industry’s favor as the average age has exceeded 11 years since 2012, according to the latest data provided by the Auto Care Association. As of January 1, 2021, the average age of light vehicles on the road was 12.1 years. For September 2021 (latest publicly available information), miles driven in the U.S. increased 7.9% compared to the same period in the prior year. We believe the increase in miles driven is due to the nation beginning to return to pre-pandemic levels, but we are unable to predict if the increase will continue or the extent of the impact it will have on our business.

Twelve Weeks Ended November 20, 2021

Compared with Twelve Weeks Ended November 21, 2020

Net sales for the twelve weeks ended November 20, 2021 increased $514.6 million to $3.7 billion, or 16.3% over net sales of $3.2 billion for the comparable prior year period. Total auto parts sales increased by 16.2%, primarily driven by an increase in domestic same store sales of 13.6% and net sales of $68.7 million from new stores. Domestic commercial sales increased $204.6 million to $899.9 million, or 29.4%, over the comparable prior year period.

Gross profit for the twelve weeks ended November 20, 2021 was $1.9 billion, compared with $1.7 billion during the comparable prior year period. Gross profit, as a percentage of sales was 52.5% compared to 53.1% during the comparable prior year period. The decrease in gross margin was primarily driven by initiatives to accelerate commercial business growth.

Operating, selling, general and administrative expenses for the twelve weeks ended November 20, 2021 were $1.2 billion, or 31.9% of net sales, compared with $1.1 billion, or 33.6% of net sales during the comparable prior year period. The decrease in operating expenses, as a percentage of sales, was driven by strong sales growth.

Net interest expense for the twelve weeks ended November 20, 2021 was $43.3 million compared with $46.2 million during the comparable prior year period. Average borrowings for the twelve weeks ended November 20, 2021 were $5.3 billion, compared with $5.5 billion for the comparable prior year period. Weighted average borrowing rates were 3.30% and 3.27% for the quarter ended November 20, 2021 and November 21, 2020, respectively.

Our effective income tax rate was 21.9% of pretax income for the twelve weeks ended November 20, 2021, and 22.2% for the comparable prior year period. The decrease in the tax rate was primarily attributable to an increased benefit from stock options exercised during the twelve weeks ended November 20, 2021. The benefit of stock options exercised for the twelve weeks ended November 20, 2021 was $11.3 million compared to $7.6 million in the comparable prior year period.

Net income for the twelve week period ended November 20, 2021 increased by $112.8 million to $555.2 million from $442.4 million in the comparable prior year period, and diluted earnings per share increased by 38.1% to $25.69 from $18.61. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $2.33.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. Our cash flow results benefitted from the quarters strong sales and continued progress on our initiatives. We believe that our cash generated from operating activities, available cash reserves and available credit, supplemented with our long-term borrowings will provide ample liquidity to fund our operations while allowing us to make strategic investments to support long-term growth initiatives and return excess cash to shareholders in the form of share repurchases. As of November 20, 2021, we held $961.1 million of cash and cash equivalents, as well as $2.2 billion in undrawn capacity on our revolving credit facility. We believe our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, repay our debt as it becomes due and fund our share repurchases over the short-term and long-term. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary. However, decreased demand for our products or changes in customer buying patterns would negatively impact our ability to generate cash from operating activities. Decreased demand or changes in buying patterns could also impact our ability to meet our debt covenants of our credit agreements and, therefore, negatively impact the funds available under our revolving credit facility. In the event our liquidity is insufficient, we may be required to limit our spending.

For the twelve weeks ended November 20, 2021, our net cash flows from operating activities provided $777.9 million compared with $683.5 million provided during the comparable prior year period. The increase is primarily due to growth in net income due to accelerated sales growth and a result of favorable changes in accounts payable, driven by higher sustained inventory purchase volume in the current period as compared to the same period in the prior year. These favorable changes were partially offset by a smaller increase in accrued benefits and withholdings in the current period, as compared to the same period in the prior year due to the ability to defer certain payroll tax payments in the prior year under the Coronavirus Aid, Relief, and Economic Security Act.

Our net cash flows used in investing activities for the twelve weeks ended November 20, 2021 were $91.0 million as compared with $110.2 million in the comparable prior year period. Capital expenditures for the twelve weeks ended November 20, 2021 were $102.3 million compared to $113.0 million in the comparable prior year period. The decrease is primarily driven by decreased store openings. During the twelve week period ended November 20, 2021 and November 21, 2020, we opened 18 and 41 net new stores, respectively. Investing cash flows were impacted by our wholly owned captive, which purchased $7.0 million and sold $3.7 million in marketable debt securities during the twelve weeks ended November 20, 2021. During the comparable prior year period, the captive purchased $46.0 million in marketable debt securities and sold $51.2 million.

Our net cash flows used in financing activities for the twelve weeks ended November 20, 2021 were $895.9 million compared to $663.4 million in the comparable prior year period. Stock repurchases were $900.0 million in the current twelve week period as compared with $678.3 million in the prior year period. The treasury stock repurchases were primarily funded by cash flows from operations. Proceeds from the sale of common stock and exercises of stock options for the twelve weeks ended November 20, 2021 and November 21, 2020 provided $21.1 million and $28.7 million, respectively.

During fiscal 2022, we expect to increase the investment in our business as compared to fiscal 2021. Our investments are expected to be directed primarily to expansion of our store base and supply chain to fuel the growth of our domestic and international businesses, which includes new stores, including mega hubs, as well as distribution center expansions and remodels. The amount of investments in our new stores is impacted by different factors, including whether the building and land are purchased (requiring higher investment) or leased (generally lower investment) and whether such buildings are located in the U.S., Mexico or Brazil, or located in urban or rural areas.

In addition to the building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in arrangements with financial institutions whereby they factor their AutoZone receivables, allowing them to receive early payment from the financial institution on our invoices at a discounted rate. The terms of these agreements are between the vendor and the financial institution. Upon request from the vendor, we confirm to the vendor’s financial institution the balances owed to the vendor, the due date and agree to waive any right of offset to the confirmed balances. A downgrade in our credit or changes in the financial markets may limit the financial institutions’ willingness to participate in these arrangements, which may result in the vendor wanting to renegotiate payment terms. A reduction in payment terms would increase the working capital required to fund future inventory investments. Extended payment terms from our vendors have allowed us to continue our high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 129.4% at November 20, 2021, compared to 114.1% at November 21, 2020. The increase from the comparable prior year period was primarily due to increased purchases with favorable vendor terms and higher inventory turns.

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

For the trailing four quarters ended November 20, 2021, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP measure, was 44.7% as compared to 36.0% for the comparable prior year period. Adjusted ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Debt Facilities

On November 15, 2021, we amended and restated our existing revolving credit facility (the “Revolving Credit Agreement”) pursuant to which our borrowing capacity under the Revolving Credit Agreement was increased from $2.0 billion to $2.25 billion and the maximum borrowing under the Revolving Credit Agreement may, at our option, subject to lenders approval, be increased from $2.25 billion to $3.25 billion. The Revolving Credit Agreement will terminate, and all amounts borrowed will be due and payable, on November 15, 2026, but we may make up to two requests to extend the termination date for an additional period of one year each. Revolving borrowings under the Revolving Credit Agreement may be base rate loans, Eurodollar loans, or a combination of both, at our election. The Revolving Credit Agreement includes (i) a $75 million sublimit for swingline loans, (ii) a $50 million individual issuer letter of credit sublimit and (iii) a $250 million aggregate sublimit for all letters of credit.

Under our Revolving Credit Agreement, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances.

As of November 20, 2021, we had no outstanding borrowings, $1.8 million of outstanding letters of credit and $2.2 billion of availability under our Revolving Credit Agreement.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of November 20, 2021, we had $25.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2022.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $143.8 million in letters of credit outstanding as of November 20, 2021. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of November 20, 2021, the $500 million 3.700% Senior Notes due April 2022 are classified as current in the Consolidated Balance Sheets as the Company has the intent to utilize operating cash to fund the repayment.

All Senior Notes are subject to an interest rate adjustment if the debt ratings assigned are downgraded (as defined in the agreements). Further, the Senior Notes contain a provision that repayment may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our Senior Notes contain minimal covenants, primarily restrictions on liens, sale and leaseback transactions and consolidations, mergers and the sale of assets. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs. As of November 20, 2021, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.0:1 as of November 20, 2021 and was 2.3:1 as of November 21, 2020. We calculate adjusted debt as the sum of total debt, financing lease liabilities and rent times six; and we calculate adjusted EBITDAR by adding interest, taxes, depreciation, amortization, rent, and share-based compensation expense to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. Management expects the ratio of adjusted debt to EBITDAR to return to pre-pandemic levels in the future, increasing debt levels. Once the target ratio is achieved, to the extent adjusted EBITDAR increases, we expect our debt levels to increase; conversely, if adjusted EBITDAR decreases, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

From January 1, 1998 to November 20, 2021, we have repurchased a total of 150.8 million shares of our common stock at an aggregate cost of $26.6 billion, including 514,534 shares of our common stock at an aggregate cost of $900.0 million during the twelve week period ended November 20, 2021.

On October 5, 2021, the Board voted to authorize the repurchase of an additional $1.5 billion of our common stock in connection with our ongoing share repurchase program. Since the inception of the repurchase program in 1998, the Board has authorized $27.7 billion in share repurchases. Considering the cumulative repurchases as of November 20, 2021, we had $1.0 billion remaining under the Board’s authorization to repurchase our common stock.

Subsequent to November 20, 2021 and through December 10, 2021, we have repurchased 63,909 shares of our common stock at an aggregate cost of $120.0 million. On December 14, 2021, the Board voted to increase the authorization by $1.5 billion to raise the cumulative share repurchase authorization to $29.2 billion. Considering the cumulative repurchases subsequent to November 20, 2021 and through December 10, 2021 and the December 14, 2021 additional authorization, we have $2.4 billion remaining under the Board’s authorization to repurchase our common stock.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have canceled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at November 20, 2021, was $170.6 million, compared with $162.4 million at August 28, 2021, and our total surety bonds commitment at November 20, 2021, was $36.8 million, compared with $35.4 million at August 28, 2021.

Financial Commitments

Except for the previously discussed Revolving Credit Agreement, as of November 20, 2021, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 28, 2021.

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

Reconciliation of Non-GAAP Financial Measure: Adjusted After-Tax ROIC

The following tables calculate the percentages of adjusted ROIC for the trailing four quarters ended November 20, 2021 and November 21, 2020.

	A	B	A-B=C	D	C+D
	Fiscal Year	Twelve	Forty	Twelve	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 28,	November 21,	August 28,	November 20,	November 20,
(in thousands, except percentage)	2021	2020	2021	2021	2021

Net income	$2,170,314	$442,433	$1,727,881	$555,235	$2,283,116
Adjustments:
Interest expense	195,337	46,179	149,158	43,284	192,442
Rent expense(1)	345,380	78,027	267,353	82,327	349,680
Tax effect(2)	(113,551)	(26,083)	(87,468)	(26,378)	(113,846)
Adjusted after-tax return	$2,597,480	$540,556	$2,056,924	$654,468	$2,711,392

Average debt(3)					$5,368,050
Average stockholders’ deficit(3)					(1,647,246)
Add: Rent x 6(1)					2,098,080
Average finance lease liabilities(3)					247,537
Invested capital					$6,066,421

Adjusted after-tax ROIC					44.7%

	A	B	A-B=C	D	C+D
	Fiscal Year	Twelve	Forty	Twelve	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 29,	November 23,	August 29,	November 21,	November 21,
(in thousands, except percentage)	2020	2019	2020	2020	2020

Net income	$1,732,972	$350,338	$1,382,634	$442,433	$1,825,067
Adjustments:
Interest expense	201,165	43,743	157,422	46,179	203,601
Rent expense(1)	329,783	75,592	254,191	78,027	332,218
Tax effect(2)	(114,685)	(25,776)	(88,909)	(26,828)	(115,737)
Adjusted after-tax return	$2,149,235	$443,897	$1,705,338	$539,811	$2,245,149

Average debt(3)					$5,437,062
Average stockholders' deficit(3)					(1,404,980)
Add: Rent x 6(1)					1,993,308
Average finance lease liabilities(3)					214,601
Invested capital					$6,239,991

Adjusted after-tax ROIC					36.0%

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended November 20, 2021 and November 21, 2020.

	A	B	A-B=C	D	C+D
	Fiscal Year	Twelve	Forty	Twelve	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 28,	November 21,	August 28,	November 20,	November 20,
(in thousands, except ratio)	2021	2020	2021	2021	2021

Net income	$2,170,314	$442,433	$1,727,881	$555,235	$2,283,116
Add: Interest expense	195,337	46,179	149,158	43,284	192,442
Income tax expense	578,876	126,613	452,263	155,966	608,229
EBIT	2,944,527	615,225	2,329,302	754,485	3,083,787
Add: Depreciation and amortization expense	407,683	89,551	318,132	99,590	417,722
Rent expense(1)	345,380	78,027	267,353	82,327	349,680
Share-based expense	56,112	10,508	45,604	14,295	59,899
Adjusted EBITDAR	$3,753,702	$793,311	$2,960,391	$950,697	$3,911,088

Debt					$5,271,266
Financing lease liabilities					274,703
Add: Rent x 6(1)					2,098,080
Adjusted debt					$7,644,049
Adjusted debt to EBITDAR
					2.0

	A	B	A-B=C	D	C+D
	Fiscal Year	Twelve	Forty	Twelve	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 29,	November 23,	August 29,	November 21,	November 21,
(in thousands, except ratio)	2020	2019	2020	2020	2020

Net income	$1,732,972	$350,338	$1,382,634	$442,433	$1,825,067
Add: Interest expense	201,165	43,743	157,422	46,179	203,601
Income tax expense	483,542	105,942	377,600	126,613	504,213
EBIT	2,417,679	500,023	1,917,656	615,225	2,532,881
Add: Depreciation and amortization expense	397,466	89,750	307,716	89,551	397,267
Rent expense(1)	329,783	75,592	254,191	78,027	332,218
Share-based expense	44,835	9,996	34,839	10,508	45,347
Adjusted EBITDAR	$3,189,763	$675,361	$2,514,402	$793,311	$3,307,713

Debt					$5,514,874
Financing lease liabilities					232,921
Add: Rent x 6(1)					1,993,308
Adjusted debt					$7,741,103

Adjusted debt to EBITDAR					2.3

(1)	The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the trailing four quarters ended November 20, 2021 and November 21, 2020 (in thousands):

	Trailing Four Quarters Ended
(in thousands)	November 20, 2021	November 21,2020
Total lease cost, per ASC 842, for the trailing four quarters	$436,488	$413,790
Less: Finance lease interest and amortization	(61,102)	(56,256)
Less: Variable operating lease components, related to insurance and common area maintenance	(25,706)	(25,316)
Rent expense for the trailing four quarters	$349,680	$332,218

(2)	Effective tax rate over trailing four quarters ended November 20, 2021 and November 21, 2020 is 21.0% and 21.6%, respectively.
(3)	All averages are computed based on trailing five quarter balances.

Recent Accounting Pronouncements

Refer to Note A of the Notes to Condensed Consolidated Financial Statements for the discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 28, 2021. There have been no significant changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended August 28, 2021.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

At November 20, 2021, the only material change to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 28, 2021 was our Revolving Credit Agreement, which was amended and restated on November 15, 2021, and increased our borrowing capacity from $2.0 billion to $2.25 billion.

The fair value of our debt was estimated at $5.6 billion as of November 20, 2021, and $5.7 billion as of August 28, 2021, based on the quoted market prices for the same or similar debt issues or on the current rates available to us for debt having the same remaining maturities. Such fair value was greater than the carrying value of debt by $306.0 million and $413.1 million at November 20, 2021 and August 28, 2021, respectively. We did not have any variable rate debt outstanding at November 20, 2021. The carrying value of debt reflects its face amount adjusted for any unamortized debt issuance costs and discounts. We had outstanding fixed rate debt of $5.3 billion, net of unamortized debt issuance costs of $28.7 million at November 20, 2021 and $5.3 billion, net of unamortized debt issuance costs of $30.2 million at August 28, 2021. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by $239.1 million at November 20, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 20, 2021, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 20, 2021.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 20, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part 1, Item 3, of our Annual Report in Form 10-K for the fiscal year ended August 28, 2021.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 28, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended November 20, 2021 were as follows:

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

August 29, 2021 to September 25, 2021	71,993	$1,562.62	71,993	$305,071,261
September 26, 2021 to October 23, 2021	196,201	1,707.95	196,201	1,469,969,461
October 24, 2021 to November 20, 2021	246,340	1,836.48	246,340	1,017,572,023
Total	514,534	$1,749.15	514,534	$1,017,572,023

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended by the Board on October 5, 2021 to increase the repurchase authorization by $1.5 billion and again on December 14, 2021 to increase the repurchase authorization by an additional $1.5 billion. This brings the cumulative share repurchase authorization to $29.2 billion. All of the above repurchases were part of this program.

Subsequent to November 20, 2021 and through December 10, 2021, we have repurchased 63,909 shares of our common stock at an aggregate cost of $120.0 million.

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

10.1

Fourth Amended and Restated Credit Agreement, dated as of November 15, 2021, among AutoZone, Inc., as borrower, the lenders party thereto, and Bank of America, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated November 16, 2021

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended November 20, 2021, has been formatted in Inline XBRL.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOZONE, INC.

	By:	/s/ JAMERE JACKSON
Jamere Jackson
Chief Financial Officer and Executive Vice President
Finance and Store Development
(Principal Financial Officer)

	By:	/s/ J. SCOTT MURPHY
J. Scott Murphy
Vice President, Controller (Principal Accounting Officer)

Dated: December 17, 2021