Form 10-Q
period 2022-02-12
AUTOZONE INC
filed 2022-03-18
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 12, 2022, or

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

Common Stock, $.01 Par Value – 19,848,868 shares outstanding as of March 11, 2022.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 12,	August 28,
(in thousands)	2022	2021

Assets
Current assets:
Cash and cash equivalents	$239,423	$1,171,335
Accounts receivable	405,585	378,392
Merchandise inventories	5,031,222	4,639,813
Other current assets	227,540	225,763
Total current assets	5,903,770	6,415,303

Property and equipment:
Property and equipment	8,965,026	8,807,178
Less: Accumulated depreciation and amortization	(4,085,947)	(3,950,287)
	4,879,079	4,856,891

Operating lease right-of-use assets	2,743,771	2,718,712
Goodwill	302,645	302,645
Deferred income taxes	40,730	41,043
Other long-term assets	208,478	181,605
	3,295,624	3,244,005
Total assets	$14,078,473	$14,516,199

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,378,606	$6,013,924
Current portion of operating lease liabilities	268,921	236,568
Accrued expenses and other	961,898	1,039,788
Income taxes payable	75,220	79,474
Total current liabilities	7,684,645	7,369,754

Long-term debt	5,840,884	5,269,820
Operating lease liabilities, less current portion	2,641,555	2,632,842
Deferred income taxes	379,176	337,125
Other long-term liabilities	669,690	704,194

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 20,650 shares issued and 19,967 shares outstanding as of February 12, 2022; 23,007 shares issued and 21,138 shares outstanding as of August 28, 2021	206	230
Additional paid-in capital	1,266,015	1,465,669
Retained deficit	(2,730,731)	(419,829)
Accumulated other comprehensive loss	(310,163)	(307,986)
Treasury stock, at cost	(1,362,804)	(2,535,620)
Total stockholders’ deficit	(3,137,477)	(1,797,536)
Total liabilities and stockholders' deficit	$14,078,473	$14,516,199

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 12,	February 13,	February 12,	February 13,
(in thousands, except per share data)	2022	2021	2022	2021

Net sales	$3,369,750	$2,910,818	$7,038,653	$6,065,078
Cost of sales, including warehouse and delivery expenses	1,584,524	1,351,435	3,328,267	2,830,078
Gross profit	1,785,226	1,559,383	3,710,386	3,235,000
Operating, selling, general and administrative expenses	1,158,466	1,077,616	2,329,141	2,138,008
Operating profit	626,760	481,767	1,381,245	1,096,992
Interest expense, net	42,471	46,012	85,755	92,191
Income before income taxes	584,289	435,755	1,295,490	1,004,801
Income tax expense	112,534	89,809	268,500	216,422
Net income	$471,755	$345,946	$1,026,990	$788,379

Weighted average shares for basic earnings per share	20,513	22,648	20,750	22,935
Effect of dilutive stock equivalents	645	520	633	538
Weighted average shares for diluted earnings per share	21,158	23,168	21,383	23,473

Basic earnings per share	$23.00	$15.27	$49.49	$34.37
Diluted earnings per share	$22.30	$14.93	$48.03	$33.59

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 12,	February 13,	February 12,	February 13,
(in thousands)	2022	2021	2022	2021

Net income	$471,755	$345,946	$1,026,990	$788,379
Other comprehensive income (loss):
Foreign currency translation adjustments	14,315	5,601	(2,251)	52,596
Unrealized losses on marketable debt securities, net of taxes	(870)	(192)	(1,300)	(501)
Net derivative activities, net of taxes	719	659	1,374	1,318
Total other comprehensive income (loss)	14,164	6,068	(2,177)	53,413
Comprehensive income	$485,919	$352,014	$1,024,813	$841,792

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Four Weeks Ended
	February 12,	February 13,
(in thousands)	2022	2021

Cash flows from operating activities:
Net income	$1,026,990	$788,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	199,282	184,027
Amortization of debt origination fees	5,373	6,369
Deferred income taxes	40,983	(1,772)
Share-based compensation expense	30,738	24,178
Changes in operating assets and liabilities:
Accounts receivable	(27,385)	15,991
Merchandise inventories	(393,459)	(229,542)
Accounts payable and accrued expenses	278,833	216,540
Income taxes payable	12,774	11,180
Other, net	(34,383)	24,497
Net cash provided by operating activities	1,139,746	1,039,847

Cash flows from investing activities:
Capital expenditures	(208,143)	(238,644)
Purchase of marketable debt securities	(22,632)	(48,384)
Proceeds from sale of marketable debt securities	13,908	60,575
Investment in tax credit equity investments	(20,656)	—
Proceeds (payments) from disposal of capital assets and other, net	26,210	(1,951)
Net cash used in investing activities	(211,313)	(228,404)

Cash flows from financing activities:
Net proceeds from commercial paper	1,068,100	—
Repayment of debt	(500,000)	—
Net proceeds from sale of common stock	66,457	66,510
Purchase of treasury stock	(2,459,995)	(1,578,323)
Repayment of principal portion of finance lease liabilities	(31,100)	(29,076)
Other, net	(3,362)	—
Net cash used in financing activities	(1,859,900)	(1,540,889)

Effect of exchange rate changes on cash	(445)	4,795

Net decrease in cash and cash equivalents	(931,912)	(724,651)
Cash and cash equivalents at beginning of period	1,171,335	1,750,815
Cash and cash equivalents at end of period	$239,423	$1,026,164

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Twelve Weeks Ended February 12, 2022
					Accumulated
	Common		Additional	Retained	Other
	Shares	Common	Paid-in	Earnings	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	(Deficit)	Loss	Stock	Total

Balance at November 20, 2021	23,057	$231	$1,499,557	$135,406	$(324,327)	$(3,435,617)	$(2,124,750)
Net income	—	—	—	471,755	—	—	471,755
Total other comprehensive income	—	—	—	—	14,164	—	14,164
Retirement of treasury shares	(2,484)	(25)	(294,894)	(3,337,892)	—	3,632,811	—
Purchase of 783 shares of treasury stock	—	—	—	—	—	(1,559,998)	(1,559,998)
Issuance of common stock under stock options and stock purchase plans	77	—	45,356	—	—	—	45,356
Share-based compensation expense	—	—	15,996	—	—	—	15,996
Balance at February 12, 2022	20,650	$206	$1,266,015	$(2,730,731)	$(310,163)	$(1,362,804)	$(3,137,477)

	Twelve Weeks Ended February 13, 2021
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at November 21, 2020	23,761	$238	$1,323,037	$(1,008,537)	$(306,907)	$(1,034,811)	$(1,026,980)
Net income	—	—	—	345,946	—	—	345,946
Total other comprehensive income	—	—	—	—	6,068	—	6,068
Retirement of treasury shares	(1,044)	(10)	(60,005)	(1,139,173)	—	1,199,188	—
Purchase of 752 shares of treasury stock	—	—	—	—	—	(899,999)	(899,999)
Issuance of common stock under stock options and stock purchase plans	79	—	37,844	—	—	—	37,844
Share-based compensation expense	—	—	13,548	—	—	—	13,548
Balance at February 13, 2021	22,796	$228	$1,314,424	$(1,801,764)	$(300,839)	$(735,622)	$(1,523,573)

	Twenty-Four Weeks Ended February 12, 2022
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 28, 2021	23,007	$230	$1,465,669	$(419,829)	$(307,986)	$(2,535,620)	$(1,797,536)
Net income	—	—	—	1,026,990	—	—	1,026,990
Total other comprehensive loss	—	—	—	—	(2,177)	—	(2,177)
Retirement of treasury shares	(2,484)	(25)	(294,894)	(3,337,892)	—	3,632,811	—
Purchase of 1,298 shares of treasury stock	—	—	—	—	—	(2,459,995)	(2,459,995)
Issuance of common stock under stock options and stock purchase plans	127	1	66,456	—	—	—	66,457
Share-based compensation expense	—	—	28,784	—	—	—	28,784
Balance at February 12, 2022	20,650	$206	$1,266,015	$(2,730,731)	$(310,163)	$(1,362,804)	$(3,137,477)

	Twenty-Four Weeks Ended February 13, 2021
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 29, 2020	23,697	$237	$1,283,495	$(1,450,970)	$(354,252)	$(356,487)	$(877,977)
Net income	—	—	—	788,379	—	—	788,379
Total other comprehensive income	—	—	—	—	53,413	—	53,413
Retirement of treasury shares	(1,044)	(10)	(60,005)	(1,139,173)	—	1,199,188	—
Purchase of 1,336 shares of treasury stock	—	—	—	—	—	(1,578,323)	(1,578,323)
Issuance of common stock under stock options and stock purchase plans	143	1	66,509	—	—	—	66,510
Share-based compensation expense	—	—	24,425	—	—	—	24,425
Balance at February 13, 2021	22,796	$228	$1,314,424	$(1,801,764)	$(300,839)	$(735,622)	$(1,523,573)

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

Operating results for the twelve and twenty-four weeks ended February 12, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 27, 2022. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters of fiscal 2022 and 2021 each have 16 weeks.

Recently Issued Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance. The update increases the disclosures for entities receiving governmental assistance for more transparency. ASU 2021-10 is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company will adopt this standard beginning with its first quarter ending November 19, 2022. The Company is currently evaluating the new guidance to determine the impact the adoption will have on the Company's consolidated financial statements and related disclosures.

R

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

Stock Options:

The Company made stock option grants of 164,262 shares during the twenty-four week period ended February 12, 2022 and granted options to purchase 196,161 shares during the comparable prior year period. The Company grants options to purchase common stock to certain of its employees under its equity incentive plans at prices equal to the market value of the stock on the date of grant. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date.

The weighted average fair value of the stock option awards granted during the twenty-four week periods ended February 12, 2022 and February 13, 2021, using the Black-Scholes-Merton multiple-option pricing valuation model, was $463.09 and $299.86 per share, respectively, using the following weighted average key assumptions:

	Twenty-Four Weeks Ended
	February 12,	February 13,
	2022	2021

Expected price volatility	28%	28%
Risk-free interest rate	1.1%	0.4%
Weighted average expected lives (in years)	5.6	5.6
Forfeiture rate	10%	10%
Dividend yield	0%	0%

During the twenty-four week period ended February 12, 2022, 123,216 stock options were exercised at a weighted average exercise price of $584.81. In the comparable prior year period, 138,705 stock options were exercised at a weighted average exercise price of $484.13.

As of February 12, 2022, total unrecognized share-based expense related to stock options, net of estimated forfeitures, was approximately $85.2 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.1 years.

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

As of February 12, 2022, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $14.1 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.7 years.

Transactions related to restricted stock units for the twenty-four weeks ended February 12, 2022 were as follows:

		Weighted-
	Number	Average Grant
	of Shares	Date Fair Value

Nonvested at August 28, 2021	15,751	$1,005.41
Granted	5,325	1,732.57
Vested	(6,346)	1,132.46
Canceled or forfeited	(1,071)	1,106.02
Nonvested at February 12, 2022	13,659	$1,221.98

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $16.4 million for the twelve week period ended February 12, 2022, and $13.7 million for the comparable prior year period. Total share-based compensation expense was $30.7 million for the twenty-four week period ended February 12, 2022, and $24.2 million for the comparable prior year period.

For the twelve week period ended February 12, 2022, 162,955 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 196,280 anti-dilutive stock options were excluded from the dilutive earnings per share computation. There were 128,399 anti-dilutive shares excluded from the diluted earnings per share computation for the twenty-four week period ended February 12, 2022, and 248,578 anti-dilutive shares excluded for the comparable prior year period.

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	February 12, 2022
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$40,810	$44	$—	$40,854
Other long-term assets	67,853	12,264	—	80,117
	$108,663	$12,308	$—	$120,971

	August 28, 2021
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$46,007	$—	$—	$46,007
Other long-term assets	54,105	13,806	—	67,911
	$100,112	$13,806	$—	$113,918

At February 12, 2022, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheets consisted of short-term marketable debt securities, which are included within Other current assets, and long-term marketable debt securities, which are included in Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable debt securities, by asset class, are described in “Note D – Marketable Debt Securities.”

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

The Company’s available-for-sale marketable debt securities consisted of the following:

	February 12, 2022
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$19,325	$79	$(87)	$19,317
Government bonds	77,914	57	(773)	77,198
Mortgage-backed securities	5,656	25	(113)	5,568
Asset-backed securities and other	18,997	11	(120)	18,888
	$121,892	$172	$(1,093)	$120,971

	August 28, 2021
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$23,650	$329	$(2)	$23,977
Government bonds	65,416	338	(2)	65,752
Mortgage-backed securities	6,552	58	(8)	6,602
Asset-backed securities and other	17,551	43	(7)	17,587
	$113,169	$768	$(19)	$113,918

The debt securities held at February 12, 2022, had effective maturities ranging from less than one year to approximately four years. At February 12, 2022, the Company held 38 securities that are in an unrealized loss position of approximately $1.1 million. In evaluating whether a credit loss exists for the securities, the Company considers factors such as the severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value. An allowance for credit losses was deemed unnecessary given consideration of the factors above.

Included above in total available-for-sale marketable debt securities are $92.0 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note E – Merchandise Inventories

Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or net realizable value for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. Due to historical price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is not to write up inventory in excess of replacement cost. The difference between LIFO cost and replacement cost, which will be reduced upon experiencing price inflation on the Company’s merchandise purchases, was $237.3 million at February 12, 2022 and $335.3 million at August 28, 2021.

Note F – Financing

The Company’s debt consisted of the following:

	February 12,	August 28,
(in thousands)	2022	2021

3.700% Senior Notes due April 2022, effective interest rate of 3.85%	$—	$500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.125% Senior Notes due April 2024, effective interest rate 3.32%	300,000	300,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.625% Senior Notes due April 2025, effective interest rate 3.78%	500,000	500,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate of 3.83%	600,000	600,000
3.750% Senior Notes due April 2029, effective interest rate of 3.86%	450,000	450,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	750,000
1.650% Senior Notes due January 2031, effective interest rate of 2.19%	600,000	600,000
Commercial paper, weighted average interest rate of 0.22% at February 12, 2022	1,068,100	—
Total debt before discounts and debt issuance costs	5,868,100	5,300,000
Less: Discounts and debt issuance costs	27,216	30,180
Long-term Debt	$5,840,884	$5,269,820

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

As of February 12, 2022, the Company had no outstanding borrowings and $1.8 million of outstanding letters of credit under the Revolving Credit Agreement.

On January 18, 2022, the Company repaid the $500 million 3.700% Senior Notes due April 2022, which were callable at par in January 2022.

As of February 12, 2022, the commercial paper borrowings and the $300 million 2.875% Senior Notes due January 2023 were classified as long-term in the accompanying Condensed Consolidated Balance Sheets, as the Company currently has the ability and intent to refinance them on a long-term basis through available capacity in its Revolving Credit Agreement. As of February 12, 2022, the Company had $2.2 billion of availability under its Revolving Credit Agreement, without giving effect to commercial paper borrowings, which would allow it to replace these short-term obligations with a long-term financing facility.

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

The fair value of the Company’s debt was estimated at $6.0 billion as of February 12, 2022, and $5.7 billion as of August 28, 2021, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $128.7 million and $413.1 million at February 12, 2022 and August 28, 2021, respectively, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts.

As of February 12, 2022, the Company was in compliance with all covenants and expects to remain in compliance with all covenants under its borrowing arrangements.

Note G – Stock Repurchase Program

From January 1, 1998 to February 12, 2022, the Company has repurchased a total of 151.6 million shares of its common stock at an aggregate cost of $28.2 billion, including 1.3 million shares of its common stock at an aggregate cost of $2.5 billion during the twenty-four week period ended February 12, 2022.

On December 14, 2021, the Board voted to authorize the repurchase of an additional $1.5 billion of the Company’s common stock in connection with its ongoing share repurchase program, which raised the total value of shares authorized to be repurchased to $29.2 billion. Considering the cumulative repurchases as of February 12, 2022, the Company had $957.6 million remaining under the Board’s authorization to repurchase its common stock.

During the twenty-four week period ended February 12, 2022, the Company retired 2.5 million shares of treasury stock which had been previously repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $3.3 billion and decreased Additional paid-in capital by $294.9 million. During the comparable prior year period, the Company retired 1.0 million shares of treasury stock, which increased Retained deficit by $1.1 billion and decreased Additional paid-in capital by $60.0 million.

Subsequent to February 12, 2022 and through March 11, 2022, the Company has repurchased 119,542 shares of its common stock at an aggregate cost of $226.9 million.

Note H – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, activity for interest rate swaps and treasury rate locks that qualified as cash flow hedges and unrealized gains (losses) on available-for-sale marketable debt securities.

Changes in Accumulated other comprehensive loss for the twelve week periods ended February 12, 2022 and February 13, 2021 consisted of the following:

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(1)	on Securities	Derivatives	Total

Balance at November 20, 2021	$(304,204)	$159	$(20,282)	$(324,327)
Other comprehensive income (loss) before reclassifications(2)(3)	14,315	(870)	—	13,445
Amounts reclassified from Accumulated other comprehensive loss(3)	—	—	719	719
Balance at February 12, 2022	$(289,889)	$(711)	$(19,563)	$(310,163)

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(1)	on Securities	Derivatives	Total

Balance at November 21, 2020	$(285,326)	$1,536	$(23,117)	$(306,907)
Other comprehensive income (loss) before reclassifications(2)(3)	5,601	(193)	—	5,408
Amounts reclassified from Accumulated other comprehensive loss(3)	—	1	659	660
Balance at February 13, 2021	$(279,725)	$1,344	$(22,458)	$(300,839)

Changes in Accumulated other comprehensive loss for the twenty-four week periods ended February 12, 2022 and February 13, 2021 consisted of the following:

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(1)	on Securities	Derivatives	Total

Balance at August 28, 2021	$(287,638)	$589	$(20,937)	$(307,986)
Other comprehensive (loss) before reclassifications(2)(3)	(2,251)	(1,300)	—	(3,551)
Amounts reclassified from Accumulated other comprehensive loss(3)	—	—	1,374	1,374
Balance at February 12, 2022	$(289,889)	$(711)	$(19,563)	$(310,163)

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(1)	on Securities	Derivatives	Total

Balance at August 29, 2020	$(332,321)	$1,845	$(23,776)	$(354,252)
Other comprehensive income (loss) before reclassifications(2)(3)	52,596	(515)	—	52,081
Amounts reclassified from Accumulated other comprehensive loss(3)	—	14	1,318	1,332
Balance at February 13, 2021	$(279,725)	$1,344	$(22,458)	$(300,839)

(1)	Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.
(2)	Amounts in parentheses indicate debits to Accumulated Other Comprehensive Loss.
(3)	Amounts shown are net of tax.

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

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 6,815 stores in the U.S., Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

The Other category reflects business activities of two operating segments that are not separately reportable due to the materiality of these operating segments. The operating segments include ALLDATA, which produces, sells and maintains automotive diagnostic, repair and shop management software used in the automotive repair industry and E-commerce, which includes direct sales to customers through www.autozone.com for sales that are not fulfilled by local stores.

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 12,	February 13,	February 12,	February 13,
(in thousands)	2022	2021	2022	2021

Net Sales
Auto Parts Stores	$3,306,223	$2,859,698	$6,911,730	$5,961,295
Other	63,527	51,120	126,923	103,783
Total	$3,369,750	$2,910,818	$7,038,653	$6,065,078

Segment Profit
Auto Parts Stores	$1,747,236	$1,524,981	$3,634,689	$3,164,885
Other	37,990	34,402	75,697	70,115
Gross profit	1,785,226	1,559,383	3,710,386	3,235,000
Operating, selling, general and administrative expenses	(1,158,466)	(1,077,616)	(2,329,141)	(2,138,008)
Interest expense, net	(42,471)	(46,012)	(85,755)	(92,191)
Income before income taxes	$584,289	$435,755	$1,295,490	$1,004,801

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

AutoZone, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. (the Company) as of February 12, 2022, the related condensed consolidated statements of income, comprehensive income and stockholders’ deficit for the twelve and twenty-four week periods ended February 12, 2022 and February 13, 2021, the condensed consolidated statements of cash flows for the twenty-four week periods ended February 12, 2022 and February 13, 2021, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

March 18, 2022

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “seek,” “may,” “could,” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand, due to changes in fuel prices, miles driven or otherwise; energy prices; weather; competition; credit market conditions; cash flows; access to available and feasible financing; future stock repurchases; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; risks associated with self -insurance; war and the prospect of war, including terrorist activity; the impact of public health issues, such as the ongoing global coronavirus (“COVID-19”) pandemic; inflation; the ability to hire, train and retain qualified employees; construction delays; the compromising of confidentiality, availability or integrity of information, including due to cyber-attacks; historic growth rate sustainability; downgrade of our credit ratings; damage to our reputation; challenges in international markets; failure or interruption of our information technology systems; origin and raw material costs of suppliers; inventory availability; disruption in our supply chain; impact of tariffs; anticipated impact of new accounting standards; and business interruptions. Certain of these risks and uncertainties are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of our Annual Report on Form 10-K for the year ended August 28, 2021, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance, actual results, developments and business decisions may differ from those contemplated by such forward-looking statements, and events described above and in the “Risk Factors” could materially and adversely affect our business. However, it should be understood that it is not possible to identify or predict all such risks and other factors that could affect these forward-looking statements. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are the leading retailer and distributor of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at February 12, 2022, operated 6,091 stores in the U.S., 669 stores in Mexico and 55 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At February 12, 2022, in 5,233 of our domestic stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in all stores in Mexico and Brazil. We sell the ALLDATA brand automotive diagnostic, repair and shop management software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve and twenty-four weeks ended February 12, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2022. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters of fiscal 2022 and 2021 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September, and the lowest sales generally occurring in the months of December and January.

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

The long-term impact of COVID-19 to our business remains unknown, may magnify risks associated with our business and operations and may continue to cause fluctuations in demand and availability for our products, our store hours and our workforce availability.

Please refer to the “Risk Factors” section of our Annual report on Form 10-K for the year ended August 28, 2021 for additional information.

Executive Summary

Net sales increased 15.8% for the quarter ended February 12, 2022 compared to the prior year period, which was driven by an increase in domestic same store sales (sales from stores open at least one year) of 13.8%. Domestic commercial sales increased 32.1%, which represents approximately 25% of our total sales. Operating profit increased 30.1% to $626.8 million compared to $481.8 million. Net income for the quarter increased 36.4% to $471.8 million compared to $345.9 million. Diluted earnings per share increased 49.4% to $22.30 per share from $14.93 per share. The increase in net income for the quarter ended February 12, 2022 was driven by strong topline growth and operating expense leverage.

Our business is impacted by various factors within the economy that affect both our consumer and our industry, including but not limited to inflation, fuel costs, wage rates, supply chain disruptions, hiring and other economic conditions, including the effects of, and responses to, the ongoing COVID-19 pandemic. Given the nature of these macroeconomic factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

During the second quarter of fiscal 2022, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 84% of total sales, which is consistent with the comparable prior year period, with failure related categories continuing to be the largest portion of our sales mix. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by severe or unusual weather over a short-term period. Over the long-term, we believe the impact of the weather on our sales mix is not significant.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including macroeconomic factors and the number of seven year old or older vehicles on the road. The average age of the U.S. light vehicle fleet continues to trend in our industry’s favor as the average age has exceeded 11 years since 2012, according to the latest data provided by the Auto Care Association. As of January 1, 2021, the average age of light vehicles on the road was 12.1 years. Since the beginning of the fiscal year and through December 2021 (latest publicly available information), miles driven in the U.S. increased 9.6% compared to the same period in the prior year. We believe the increase in miles driven is due to the nation beginning to return to pre-pandemic levels, but we are unable to predict if the increase will continue or the extent of the impact it will have on our business.

Twelve Weeks Ended February 12, 2022

Compared with Twelve Weeks Ended February 13, 2021

Net sales for the twelve weeks ended February 12, 2022 increased $458.9 million to $3.4 billion, or 15.8% over net sales of $2.9 billion for the comparable prior year period. Total auto parts sales increased by 15.6%, primarily driven by an increase in domestic same store sales of 13.8% and net sales of $64.9 million from new stores. Domestic commercial sales increased $205.0 million to $843.9 million, or 32.1%, over the comparable prior year period.

Gross profit for the twelve weeks ended February 12, 2022 was $1.8 billion, compared with $1.6 billion during the comparable prior year period. Gross profit, as a percentage of sales, was 53.0% compared to 53.6% during the comparable prior year period. The decrease in gross margin was primarily driven by initiatives to accelerate commercial business growth.

Operating, selling, general and administrative expenses for the twelve weeks ended February 12, 2022 were $1.2 billion, or 34.4% of net sales, compared with $1.1 billion, or 37.0% of net sales during the comparable prior year period. The decrease in operating expenses, as a percentage of sales, was driven by strong sales growth and approximately $40 million (137 basis points) in prior year pandemic related expenses, including Emergency Time-Off (“ETO”) for our AutoZoners.

Net interest expense for the twelve weeks ended February 12, 2022 was $42.5 million compared with $46.0 million during the comparable prior year period. Average borrowings for the twelve weeks ended February 12, 2022 were $5.6 billion, compared with $5.5 billion for the comparable prior year period. Weighted average borrowing rates were 3.29% and 3.27% for the quarter ended February 12, 2022 and February 13, 2021, respectively.

Our effective income tax rate was 19.3% of pretax income for the twelve weeks ended February 12, 2022, and 20.6% for the comparable prior year period. The decrease in the tax rate was primarily attributable to an increased benefit from stock options exercised during the twelve weeks ended February 12, 2022. The benefit of stock options exercised for the twelve weeks ended February 12, 2022 was $23.4 million compared to $11.6 million in the comparable prior year period.

Net income for the twelve week period ended February 12, 2022 increased by $125.8 million to $471.8 million from $345.9 million in the comparable prior year period, and diluted earnings per share increased by 49.4% to $22.30 from $14.93. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $1.89.

Twenty-Four Weeks Ended February 12, 2022

Compared with Twenty-Four Weeks Ended February 13, 2021

Net sales for the twenty-four weeks ended February 12, 2022 increased $973.6 million to $7.0 billion, or 16.1% over net sales of $6.1 billion for the comparable prior year period. Total auto parts sales increased by 15.9%, primarily driven by an increase in domestic same store sales of 13.7% and net sales of $136.2 million from new stores. Domestic commercial sales increased $409.6 million to $1.7 billion, or 30.7%, over the comparable prior year period.

Gross profit for the twenty-four weeks ended February 12, 2022 was $3.7 billion, compared with $3.2 billion during the comparable prior year period. Gross profit, as a percentage of sales was 52.7% compared to 53.3% during the comparable prior year period. The decrease in gross margin was primarily driven by initiatives to accelerate commercial business growth.

Operating, selling, general and administrative expenses for the twenty-four weeks ended February 12, 2022 were $2.3 billion, or 33.1% of net sales, compared with $2.1 billion, or 35.3% of net sales during the comparable prior year period. The decrease in operating expenses, as a percentage of sales, was driven by strong sales growth and approximately $45 million (74 basis points) in prior year pandemic related expenses, including ETO for our AutoZoners.

Net interest expense for the twenty-four weeks ended February 12, 2022 was $85.8 million compared with $92.2 million during the comparable prior year period. Average borrowings for the twenty-four weeks ended February 12, 2022 were $5.4 billion, compared with $5.5 billion for the comparable prior year period. Weighted average borrowing rates were 3.29% and 3.27% for the twenty-four week periods ended February 12, 2022 and February 13, 2021, respectively.

Our effective income tax rate was 20.7% of pretax income for the twenty-four weeks ended February 12, 2022, and 21.5% for the comparable prior year period. The decrease in the tax rate was primarily attributable to an increased benefit from stock options exercised during the twenty-four weeks ended February 12, 2022. The benefit of stock options exercised for the twenty-four week period ended February 12, 2022 was $34.7 million compared to $19.2 million in the comparable prior year period.

Net income for the twenty-four week period ended February 12, 2022 increased by $238.6 million to $1.0 billion from $788.4 million in the comparable prior year period, and diluted earnings per share increased by 43.0% to $48.03 from $33.59. The impact on current year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $1.64.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. Our cash flow results benefitted from the quarters strong sales and continued progress on our initiatives. We believe that our cash generated from operating activities and available credit, supplemented with our long-term borrowings will provide ample liquidity to fund our operations while allowing us to make strategic investments to support long-term growth initiatives and return excess cash to shareholders in the form of share repurchases. As of February 12, 2022, we held $239.4 million of cash and cash equivalents, as well as $2.2 billion in undrawn capacity on our Revolving Credit Agreement, before giving effect to commercial paper borrowings. We believe our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, repay our debt as it becomes due and fund our share repurchases over the short-term and long-term. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary. However, decreased demand for our products or changes in customer buying patterns would negatively impact our ability to generate cash from operating activities. Decreased demand or changes in buying patterns could also impact our ability to meet our debt covenants of our credit agreements and, therefore, negatively impact the funds available under our Revolving Credit Agreement. In the event our liquidity is insufficient, we may be required to limit our spending.

For the twenty-four weeks ended February 12, 2022, our net cash flows from operating activities provided $1.1 billion compared with $1.0 billion during the comparable prior year period. The increase is primarily due to growth in net income due to accelerated sales growth. The increase was partially offset by unfavorable changes in merchandise inventories, driven by higher sustained inventory purchase volume in the current period as compared to the same period in the prior year, and a decrease in accrued benefits and withholdings in the current period, as compared to the same period in the prior year due to the ability to defer certain payroll tax payments in the prior year under the Coronavirus Aid, Relief, and Economic Security Act.

Our net cash flows used in investing activities for the twenty-four weeks ended February 12, 2022 were $211.3 million as compared with $228.4 million in the comparable prior year period. Capital expenditures for the twenty-four weeks ended February 12, 2022 were $208.1 million compared to $238.6 million in the comparable prior year period. The decrease is primarily driven by decreased store openings. During the twenty-four week period ended February 12, 2022 and February 13, 2021, we opened 48 and 76 net new stores, respectively. Investing cash flows were impacted by our wholly owned captive, which purchased $22.6 million and sold $13.9 million in marketable debt securities during the twenty-four weeks ended February 12, 2022. During the comparable prior year period, the captive purchased $48.4 million in marketable debt securities and sold $60.6 million.

Our net cash flows used in financing activities for the twenty-four weeks ended February 12, 2022 were $1.9 billion compared to $1.5 billion in the comparable prior year period. Stock repurchases were $2.5 billion in the current twenty-four week period as compared with $1.6 billion in the prior year period. The treasury stock repurchases were primarily funded by cash flows from operations. During the twenty-four weeks ended February 12, 2022, we repaid our $500 million 3.700% Senior Notes due April 2022, which were callable at par in January 2022. For the twenty-four week period ended February 12, 2022, our commercial paper activity resulted in $1.1 billion in net proceeds from commercial paper compared to no commercial paper borrowings in the prior year period. Proceeds from the sale of common stock and exercises of stock options provided $66.5 million for both of the twenty-four weeks ended February 12, 2022 and February 13, 2021, respectively.

During fiscal 2022, we expect to increase the investment in our business as compared to fiscal 2021. Our investments are expected to be directed primarily to expansion of our store base and supply chain to fuel the growth of our domestic and international businesses, which includes new stores, including mega hubs, as well as distribution center expansions and remodels. The amount of investments in our new stores is impacted by different factors, including whether the building and land are purchased (requiring higher investment) or leased (generally initial lower investment) and whether such buildings are located in the U.S., Mexico or Brazil, or located in urban or rural areas.

In addition to the building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in arrangements with financial institutions whereby they factor their AutoZone receivables, allowing them to receive early payment from the financial institution on our invoices at a discounted rate. The terms of these agreements are between the vendor and the financial institution. Upon request from the vendor, we confirm to the vendor’s financial institution the balances owed to the vendor, the due date and agree to waive any right of offset to the confirmed balances. A downgrade in our credit or changes in the financial markets may limit the financial institutions’ willingness to participate in these arrangements, which may result in the vendor wanting to renegotiate payment terms. A reduction in payment terms would increase the working capital required to fund future inventory investments. Extended payment terms from our vendors have allowed us to continue our high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 126.8% at February 12, 2022, compared to 113.0% at February 13, 2021. The increase from the comparable prior year period was primarily due to increased purchases with favorable vendor terms and higher inventory turns.

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

For the trailing four quarters ended February 12, 2022, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP measure, was 49.4% as compared to 36.0% for the comparable prior year period. Adjusted ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

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

As of February 12, 2022, we had no outstanding borrowings and $1.8 million of outstanding letters of credit under our Revolving Credit Agreement.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of February 12, 2022, we had $25.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2022.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $105.1 million in letters of credit outstanding as of February 12, 2022. These letters of credit have various maturity dates and were issued on an uncommitted basis.

On January 18, 2022, we repaid the $500 million 3.700% Senior Notes due April 2022, which were callable at par in January 2022.

As of February 12, 2022, our $1.1 billion of commercial paper borrowings and the $300 million 2.875% Senior Notes due January 2023 were classified as long-term in the Consolidated Balance Sheets, as we have the current ability and intent to refinance them on a long-term basis through available capacity in our Revolving Credit Agreement. As of February 12, 2022, we had $2.2 billion of availability under our Revolving Credit Agreement, without giving effect to commercial paper borrowings, which would allow us to replace these short-term obligations with a long-term financing facility.

All Senior Notes are subject to an interest rate adjustment if the debt ratings assigned are downgraded (as defined in the agreements). Further, the Senior Notes contain a provision that repayment may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our Senior Notes contain minimal covenants, primarily restrictions on liens, sale and leaseback transactions and consolidations, mergers and the sale of assets. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs. As of February 12, 2022, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.0:1 as of February 12, 2022 and was 2.3:1 as of February 13, 2021. We calculate adjusted debt as the sum of total debt, financing lease liabilities and rent times six; and we calculate adjusted EBITDAR by adding interest, taxes, depreciation, amortization, rent, and share-based compensation expense to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. Management expects the ratio of adjusted debt to EBITDAR to return to pre-pandemic levels in the future, increasing debt levels. Once the target ratio is achieved, to the extent adjusted EBITDAR increases, we expect our debt levels to increase; conversely, if adjusted EBITDAR decreases, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

From January 1, 1998 to February 12, 2022, we have repurchased a total of 151.6 million shares of our common stock at an aggregate cost of $28.2 billion, including 1.3 million shares of our common stock at an aggregate cost of $2.5 billion during the twenty-four week period ended February 12, 2022.

On December 14, 2021, the Board voted to authorize the repurchase of an additional $1.5 billion of our common stock in connection with our ongoing share repurchase program, which raised the total value of our shares authorized to be repurchased to $29.2 billion. Considering the cumulative repurchases as of February 12, 2022, we had $957.6 million remaining under the Board’s authorization to repurchase our common stock.

Subsequent to February 12, 2022 and through March 11, 2022, we have repurchased 119,542 shares of our common stock at an aggregate cost of $226.9 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have canceled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at February 12, 2022, was $131.9 million, compared with $162.4 million at August 28, 2021, and our total surety bonds commitment at February 12, 2022, was $36.4 million, compared with $35.4 million at August 28, 2021.

Financial Commitments

Except for the previously discussed Revolving Credit Agreement and the repayment of the $500 million 3.700% Senior Notes due April 2022, as of February 12, 2022, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 28, 2021.

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

Reconciliation of Non-GAAP Financial Measure: Adjusted After-Tax ROIC

The following tables calculate the percentages of adjusted ROIC for the trailing four quarters ended February 12, 2022 and February 13, 2021.

	A	B	A-B=C	D	C+D
	Fiscal Year	Twenty-Four	Twenty-Eight	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 28,	February 13,	August 28,	February 12,	February 12,
(in thousands, except percentage)	2021	2021	2021	2022	2022

Net income	$2,170,314	$788,379	$1,381,935	$1,026,990	$2,408,925
Adjustments:
Interest expense	195,337	92,191	103,146	85,755	188,901
Rent expense(1)	345,380	156,937	188,443	165,967	354,410
Tax effect(2)	(112,469)	(51,819)	(60,650)	(52,358)	(113,008)
Adjusted after-tax return	$2,598,562	$985,688	$1,612,874	$1,226,354	$2,839,228

Average debt(3)					$5,433,252
Average stockholders’ deficit(3)					(2,069,346)
Add: Rent x 6(1)					2,126,460
Average finance lease liabilities(3)					255,497
Invested capital					$5,745,863

Adjusted after-tax ROIC					49.4%

	A	B	A-B=C	D	C+D
	Fiscal Year	Twenty-Four	Twenty-Eight	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 29,	February 15,	August 29,	February 13,	February 13,
(in thousands, except percentage)	2020	2020	2020	2021	2021

Net income	$1,732,972	$649,620	$1,083,352	$788,379	$1,871,731
Adjustments:
Interest expense	201,165	88,078	113,087	92,191	205,278
Rent expense(1)	329,783	150,751	179,032	156,937	335,969
Tax effect(2)	(117,340)	(52,781)	(64,559)	(55,057)	(119,616)
Adjusted after-tax return	$2,146,580	$835,668	$1,310,912	$982,450	$2,293,362

Average debt(3)					$5,482,877
Average stockholders' deficit(3)					(1,354,477)
Add: Rent x 6(1)					2,015,814
Average finance lease liabilities(3)					220,550
Invested capital					$6,364,764

Adjusted after-tax ROIC					36.0%

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended February 12, 2022 and February 13, 2021.

	A	B	A-B=C	D	C+D
	Fiscal Year	Twenty-Four	Twenty-Eight	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 28,	February 13,	August 28,	February 12,	February 12,
(in thousands, except ratio)	2021	2021	2021	2022	2022

Net income	$2,170,314	$788,379	$1,381,935	$1,026,990	$2,408,925
Add: Interest expense	195,337	92,191	103,146	85,755	188,901
Income tax expense	578,876	216,422	362,454	268,500	630,954
EBIT	2,944,527	1,096,992	1,847,535	1,381,245	3,228,780
Add: Depreciation and amortization expense	407,683	184,027	223,656	199,282	422,938
Rent expense(1)	345,380	156,937	188,443	165,967	354,410
Share-based expense	56,112	24,178	31,934	30,738	62,672
Adjusted EBITDAR	$3,753,702	$1,462,134	$2,291,568	$1,777,232	$4,068,800

Debt					$5,840,884
Financing lease liabilities					272,719
Add: Rent x 6(1)					2,126,460
Adjusted debt					$8,240,063

Adjusted debt to EBITDAR					2.0

	A	B	A-B=C	D	C+D
	Fiscal Year	Twenty-Four	Twenty-Eight	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 29,	February 15,	August 29,	February 13,	February 13,
(in thousands, except ratio)	2020	2020	2020	2021	2021

Net income	$1,732,972	$649,620	$1,083,352	$788,379	$1,871,731
Add: Interest expense	201,165	88,078	113,087	92,191	205,278
Income tax expense	483,542	170,263	313,279	216,422	529,701
EBIT	2,417,679	907,961	1,509,718	1,096,992	2,606,710
Add: Depreciation and amortization expense	397,466	180,420	217,046	184,027	401,073
Rent expense(1)	329,783	150,751	179,032	156,937	335,969
Share-based expense	44,835	22,107	22,728	24,178	46,906
Adjusted EBITDAR	$3,189,763	$1,261,239	$1,928,524	$1,462,134	$3,390,658

Debt					$5,516,396
Financing lease liabilities					225,411
Add: Rent x 6(1)					2,015,814
Adjusted debt					$7,757,621

Adjusted debt to EBITDAR					2.3

(1)	The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the trailing four quarters ended February 12, 2022 and February 13, 2021.

	Trailing Four Quarters Ended
(in thousands)	February 12, 2022	February 13, 2021

Total lease cost, per ASC 842	$442,950	$418,100
Less: Finance lease interest and amortization	(62,607)	(55,880)
Less: Variable operating lease components, related to insurance and common area maintenance	(25,933)	(26,251)
Rent expense	$354,410	$335,969

(2)	Effective tax rate over trailing four quarters ended February 12, 2022 and February 13, 2021 is 20.8% and 22.1%, respectively.
(3)	All averages are computed based on trailing five quarter balances.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

At February 12, 2022, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 28, 2021 were our Revolving Credit Agreement, which was amended and restated on November 15, 2021 to increase our borrowing capacity from $2.0 billion to $2.25 billion, the $500 million 3.700% Senior Note debt repayment and the $1.1 billion net increase in commercial paper.

The fair value of our debt was estimated at $6.0 billion as of February 12, 2022 and $5.7 billion as of August 28, 2021, based on the quoted market prices for the same or similar debt issues or on the current rates available to us for debt having the same remaining maturities. Such fair value was greater than the carrying value of debt by $128.7 million and $413.1 million at February 12, 2022 and August 28, 2021, respectively. We had $1.1 billion of variable rate debt outstanding at February 12, 2022 and no variable rate debt outstanding at August 28, 2021. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $10.7 million in fiscal 2022. The primary interest rate exposure is based on LIBOR. The carrying value of debt reflects its face amount adjusted for any unamortized debt issuance costs and discounts. We had outstanding fixed rate debt of $4.8 billion, net of unamortized debt issuance costs of $27.2 million at February 12, 2022 and $5.3 billion, net of unamortized debt issuance costs of $30.2 million at August 28, 2021. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by $213.6 million at February 12, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 12, 2022, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 12, 2022.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 12, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended February 12, 2022 were as follows:

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

November 21, 2021 to December 18, 2021	100,484	$1,918.46	100,484	$2,324,797,047
December 19, 2021 to January 15, 2022	185,254	2,037.29	185,254	1,947,380,819
January 16, 2022 to February 12, 2022	497,520	1,989.48	497,520	957,573,710
Total	783,258	$1,991.68	783,258	$957,573,710

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended by the Board on December 14, 2021 to authorize the repurchase of an additional $1.5 billion of our common stock. This brings the cumulative share repurchase authorization to $29.2 billion. All of the above repurchases were part of this program.

Subsequent to February 12, 2022 and through March 11, 2022, we have repurchased 119,542 shares of our common stock at an aggregate cost of $226.9 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are being filed herewith:

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Seventh Amended and Restated By-Laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 19, 2018.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended February 12, 2022, has been formatted in Inline XBRL.

*	Furnished herewith.

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

Dated: March 18, 2022