Form 10-Q
period 2022-05-07
AUTOZONE INC
filed 2022-06-10
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 7, 2022, or

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

Common Stock, $.01 Par Value – 19,487,599 shares outstanding as of June 3, 2022.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 7,	August 28,
(in thousands)	2022	2021

Assets
Current assets:
Cash and cash equivalents	$263,044	$1,171,335
Accounts receivable	439,820	378,392
Merchandise inventories	5,313,114	4,639,813
Other current assets	238,743	225,763
Total current assets	6,254,721	6,415,303

Property and equipment:
Property and equipment	9,139,576	8,807,178
Less: Accumulated depreciation and amortization	(4,167,950)	(3,950,287)
	4,971,626	4,856,891

Operating lease right-of-use assets	2,764,631	2,718,712
Goodwill	302,645	302,645
Deferred income taxes	40,707	41,043
Other long-term assets	186,235	181,605
	3,294,218	3,244,005
Total assets	$14,520,565	$14,516,199

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,793,205	$6,013,924
Current portion of operating lease liabilities	268,975	236,568
Accrued expenses and other	925,271	1,039,788
Income taxes payable	76,625	79,474
Total current liabilities	8,064,076	7,369,754

Long-term debt	6,057,444	5,269,820
Operating lease liabilities, less current portion	2,659,535	2,632,842
Deferred income taxes	418,869	337,125
Other long-term liabilities	707,871	704,194

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 20,707 shares issued and 19,576 shares outstanding as of May 7, 2022; 23,007 shares issued and 21,138 shares outstanding as of August 28, 2021	207	230
Additional paid-in capital	1,315,717	1,465,669
Retained deficit	(2,138,160)	(419,829)
Accumulated other comprehensive loss	(302,191)	(307,986)
Treasury stock, at cost	(2,262,803)	(2,535,620)
Total stockholders’ deficit	(3,387,230)	(1,797,536)
Total liabilities and stockholders' deficit	$14,520,565	$14,516,199

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 7,	May 8,	May 7,	May 8,
(in thousands, except per share data)	2022	2021	2022	2021

Net sales	$3,865,222	$3,651,023	$10,903,875	$9,716,101
Cost of sales, including warehouse and delivery expenses	1,858,808	1,736,077	5,187,075	4,566,155
Gross profit	2,006,414	1,914,946	5,716,800	5,149,946
Operating, selling, general and administrative expenses	1,220,744	1,111,441	3,549,885	3,249,449
Operating profit	785,670	803,505	2,166,915	1,900,497
Interest expense, net	41,888	45,026	127,642	137,217
Income before income taxes	743,782	758,479	2,039,273	1,763,280
Income tax expense	151,211	162,315	419,712	378,737
Net income	$592,571	$596,164	$1,619,561	$1,384,543

Weighted average shares for basic earnings per share	19,798	21,956	20,433	22,609
Effect of dilutive stock equivalents	616	559	627	545
Weighted average shares for diluted earnings per share	20,414	22,515	21,060	23,154

Basic earnings per share	$29.93	$27.15	$79.26	$61.24
Diluted earnings per share	$29.03	$26.48	$76.90	$59.80

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 7,	May 8,	May 7,	May 8,
(in thousands)	2022	2021	2022	2021

Net income	$592,571	$596,164	$1,619,561	$1,384,543
Other comprehensive income (loss):
Foreign currency translation adjustments	8,531	(3,865)	6,280	48,731
Unrealized losses on marketable debt securities, net of taxes	(1,138)	(337)	(2,438)	(838)
Net derivative activities, net of taxes	579	659	1,953	1,977
Total other comprehensive income (loss)	7,972	(3,543)	5,795	49,870
Comprehensive income	$600,543	$592,621	$1,625,356	$1,434,413

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Six Weeks Ended
	May 7,	May 8,
(in thousands)	2022	2021

Cash flows from operating activities:
Net income	$1,619,561	$1,384,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	301,365	278,044
Amortization of debt origination fees	7,826	9,326
Deferred income taxes	80,778	6,047
Share-based compensation expense	49,058	38,061
Changes in operating assets and liabilities:
Accounts receivable	(61,361)	8,335
Merchandise inventories	(671,087)	(162,271)
Accounts payable and accrued expenses	655,227	635,058
Income taxes payable	13,883	22,989
Other, net	(12,136)	10,215
Net cash provided by operating activities	1,983,114	2,230,347

Cash flows from investing activities:
Capital expenditures	(369,350)	(375,653)
Purchase of marketable debt securities	(46,540)	(52,553)
Proceeds from sale of marketable debt securities	37,918	72,268
Investment in tax credit equity investments	(21,398)	(3,908)
Proceeds from disposal of capital assets and other, net	38,651	1,183
Net cash used in investing activities	(360,719)	(358,663)

Cash flows from financing activities:
Net proceeds from commercial paper	1,283,310	—
Repayment of debt	(500,000)	(250,000)
Net proceeds from sale of common stock	98,090	121,924
Purchase of treasury stock	(3,359,994)	(2,478,322)
Repayment of principal portion of finance lease liabilities	(48,867)	(44,844)
Other, net	(3,362)	—
Net cash used in financing activities	(2,530,823)	(2,651,242)

Effect of exchange rate changes on cash	137	4,389

Net decrease in cash and cash equivalents	(908,291)	(775,169)
Cash and cash equivalents at beginning of period	1,171,335	1,750,815
Cash and cash equivalents at end of period	$263,044	$975,646

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Twelve Weeks Ended May 7, 2022
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at February 12, 2022	20,650	$206	$1,266,015	$(2,730,731)	$(310,163)	$(1,362,804)	$(3,137,477)
Net income	—	—	—	592,571	—	—	592,571
Total other comprehensive income	—	—	—	—	7,972	—	7,972
Purchase of 449 shares of treasury stock	—	—	—	—	—	(899,999)	(899,999)
Issuance of common stock under stock options and stock purchase plans	57	1	31,628	—	—	—	31,629
Share-based compensation expense	—	—	18,074	—	—	—	18,074
Balance at May 7, 2022	20,707	$207	$1,315,717	$(2,138,160)	$(302,191)	$(2,262,803)	$(3,387,230)

	Twelve Weeks Ended May 8, 2021
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at February 13, 2021	22,796	$228	$1,314,424	$(1,801,764)	$(300,839)	$(735,622)	$(1,523,573)
Net income	—	—	—	596,164	—	—	596,164
Total other comprehensive loss	—	—	—	—	(3,543)	—	(3,543)
Purchase of 663 shares of treasury stock	—	—	—	—	—	(899,999)	(899,999)
Issuance of common stock under stock options and stock purchase plans	101	1	55,413	—	—	—	55,414
Share-based compensation expense	—	—	12,145	—	—	—	12,145
Balance at May 8, 2021	22,897	$229	$1,381,982	$(1,205,600)	$(304,382)	$(1,635,621)	$(1,763,392)

	Thirty-Six Weeks Ended May 7, 2022
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 28, 2021	23,007	$230	$1,465,669	$(419,829)	$(307,986)	$(2,535,620)	$(1,797,536)
Net income	—	—	—	1,619,561	—	—	1,619,561
Total other comprehensive income	—	—	—	—	5,795	—	5,795
Retirement of treasury shares	(2,484)	(25)	(294,894)	(3,337,892)	—	3,632,811	—
Purchase of 1,746 shares of treasury stock	—	—	—	—	—	(3,359,994)	(3,359,994)
Issuance of common stock under stock options and stock purchase plans	184	2	98,084	—	—	—	98,086
Share-based compensation expense	—	—	46,858	—	—	—	46,858
Balance at May 7, 2022	20,707	$207	$1,315,717	$(2,138,160)	$(302,191)	$(2,262,803)	$(3,387,230)

	Thirty-Six Weeks Ended May 8, 2021
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 29, 2020	23,697	$237	$1,283,495	$(1,450,970)	$(354,252)	$(356,487)	$(877,977)
Net income	—	—	—	1,384,543	—	—	1,384,543
Total other comprehensive income	—	—	—	—	49,870	—	49,870
Retirement of treasury shares	(1,044)	(10)	(60,005)	(1,139,173)	—	1,199,188	—
Purchase of 1,999 shares of treasury stock	—	—	—	—	—	(2,478,322)	(2,478,322)
Issuance of common stock under stock options and stock purchase plans	244	2	121,922	—	—	—	121,924
Share-based compensation expense	—	—	36,570	—	—	—	36,570
Balance at May 8, 2021	22,897	$229	$1,381,982	$(1,205,600)	$(304,382)	$(1,635,621)	$(1,763,392)

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

Operating results for the twelve and thirty-six weeks ended May 7, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 27, 2022. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters of fiscal 2022 and 2021 each have 16 weeks.

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

Stock Options:

The Company made stock option grants of 164,262 shares during the thirty-six week period ended May 7, 2022 and granted options to purchase 196,520 shares during the comparable prior year period. The Company grants options to purchase common stock to certain of its employees under its equity incentive plans at prices equal to the market value of the stock on the date of grant. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date.

The weighted average fair value of the stock option awards granted during the thirty-six week periods ended May 7, 2022 and May 8, 2021, using the Black-Scholes-Merton multiple-option pricing valuation model, was $463.09 and $299.99 per share, respectively, using the following weighted average key assumptions:

	Thirty-Six Weeks Ended
	May 7,	May 8,
	2022	2021

Expected price volatility	28%	28%
Risk-free interest rate	1.1%	0.4%
Weighted average expected lives (in years)	5.6	5.6
Forfeiture rate	10%	10%
Dividend yield	0%	0%

During the thirty-six week period ended May 7, 2022, 179,440 stock options were exercised at a weighted average exercise price of $574.79. In the comparable prior year period, 239,177 stock options were exercised at a weighted average exercise price of $513.51.

As of May 7, 2022, total unrecognized share-based expense related to stock options, net of estimated forfeitures, was approximately $77.3 million, before income taxes, which we expect to recognize over an estimated weighted average period of 3.3 years.

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

As of May 7, 2022, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $12.3 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.9 years.

Transactions related to restricted stock units for the thirty-six weeks ended May 7, 2022 were as follows:

		Weighted-
	Number	Average Grant
	of Shares	Date Fair Value

Nonvested at August 28, 2021	15,751	$1,005.41
Granted	5,551	1,740.19
Vested	(6,572)	1,159.53
Canceled or forfeited	(1,698)	1,145.06
Nonvested at May 7, 2022	13,032	$1,222.55

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $18.3 million for the twelve week period ended May 7, 2022, and $13.9 million for the comparable prior year period. Total share-based compensation expense was $49.1 million for the thirty-six week period ended May 7, 2022, and $38.1 million for the comparable prior year period.

For the twelve and thirty-six week periods ended May 7, 2022, 120,515 and 136,994, respectively, stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year periods, 142,660 and 166,456 anti-dilutive stock options were excluded from the dilutive earnings per share computation.

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	May 7, 2022
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$57,927	$335	$—	$58,262
Other long-term assets	49,213	11,934	—	61,147
	$107,140	$12,269	$—	$119,409

	August 28, 2021
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$46,007	$—	$—	$46,007
Other long-term assets	54,105	13,806	—	67,911
	$100,112	$13,806	$—	$113,918

At May 7, 2022, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheets consisted of short-term marketable debt securities, which are included within Other current assets, and long-term marketable debt securities, which are included in Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable debt securities, by asset class, are described in “Note D – Marketable Debt Securities.”

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

The Company’s available-for-sale marketable debt securities consisted of the following:

	May 7, 2022
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$16,724	$11	$(264)	$16,471
Government bonds	82,988	12	(1,672)	81,328
Mortgage-backed securities	5,120	18	(227)	4,911
Asset-backed securities and other	16,958	1	(260)	16,699
	$121,790	$42	$(2,423)	$119,409

	August 28, 2021
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$23,650	$329	$(2)	$23,977
Government bonds	65,416	338	(2)	65,752
Mortgage-backed securities	6,552	58	(8)	6,602
Asset-backed securities and other	17,551	43	(7)	17,587
	$113,169	$768	$(19)	$113,918

The debt securities held at May 7, 2022, had effective maturities ranging from less than one year to approximately three years. At May 7, 2022, the Company held 65 securities that are in an unrealized loss position of approximately $2.4 million. In evaluating whether a credit loss exists for the securities, the Company considers factors such as the severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value. An allowance for credit losses was deemed unnecessary given consideration of the factors above.

Included above in total available-for-sale marketable debt securities are $91.2 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note E – Merchandise Inventories

Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or net realizable value for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. Due to historical price deflation on the Company’s merchandise purchases, the Company has exhausted its LIFO reserve balance. The Company’s policy is not to write up inventory in excess of replacement cost. The difference between LIFO cost and replacement cost, which has been reduced due to price inflation on the Company’s merchandise purchases, was $91.3 million at May 7, 2022 and $335.3 million at August 28, 2021.

Note F – Financing

The Company’s debt consisted of the following:

	May 7,	August 28,
(in thousands)	2022	2021

3.700% Senior Notes due April 2022, effective interest rate of 3.85%	$—	$500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.125% Senior Notes due April 2024, effective interest rate 3.32%	300,000	300,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.625% Senior Notes due April 2025, effective interest rate 3.78%	500,000	500,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate of 3.83%	600,000	600,000
3.750% Senior Notes due April 2029, effective interest rate of 3.86%	450,000	450,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	750,000
1.650% Senior Notes due January 2031, effective interest rate of 2.19%	600,000	600,000
Commercial paper, weighted average interest rate of 0.80% at May 7, 2022	1,283,310	—
Total debt before discounts and debt issuance costs	6,083,310	5,300,000
Less: Discounts and debt issuance costs	25,866	30,180
Long-term Debt	$6,057,444	$5,269,820

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

As of May 7, 2022, the Company had no outstanding borrowings and $1.8 million of outstanding letters of credit under the Revolving Credit Agreement.

On January 18, 2022, the Company repaid the $500 million 3.700% Senior Notes due April 2022, which were callable at par in January 2022.

As of May 7, 2022, the commercial paper borrowings and the $300 million 2.875% Senior Notes due January 2023 were classified as long-term in the accompanying Condensed Consolidated Balance Sheets, as the Company currently has the ability and intent to refinance them on a long-term basis through available capacity in its Revolving Credit Agreement. As of May 7, 2022, the Company had $2.2 billion of availability under its Revolving Credit Agreement, without giving effect to commercial paper borrowings, which would allow it to replace these short-term obligations with a long-term financing facility.

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

The fair value of the Company’s debt was estimated at $5.9 billion as of May 7, 2022, and $5.7 billion as of August 28, 2021, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the carrying value of debt by $163.3 million at May 7, 2022, and greater than the carrying value of debt by $413.1 million at August 28, 2021, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts.

As of May 7, 2022, the Company was in compliance with all covenants and expects to remain in compliance with all covenants under its borrowing arrangements.

Note G – Stock Repurchase Program

From January 1, 1998 to May 7, 2022, the Company has repurchased a total of 152.0 million shares of its common stock at an aggregate cost of $29.1 billion, including 1.7 million shares of its common stock at an aggregate cost of $3.4 billion during the thirty-six week period ended May 7, 2022.

On March 22, 2022, the Board voted to authorize the repurchase of an additional $2.0 billion of the Company’s common stock in connection with its ongoing share repurchase program, which raised the total value of shares authorized to be repurchased to $31.2 billion. Considering the cumulative repurchases as of May 7, 2022, the Company had $2.1 billion remaining under the Board’s authorization to repurchase its common stock.

During the thirty-six week period ended May 7, 2022, the Company retired 2.5 million shares of treasury stock which had been previously repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $3.3 billion and decreased Additional paid-in capital by $294.9 million. During the comparable prior year period, the Company retired 1.0 million shares of treasury stock, which increased Retained deficit by $1.1 billion and decreased Additional paid-in capital by $60.0 million.

Subsequent to May 7, 2022 and through June 3, 2022, the Company has repurchased 103,726 shares of its common stock at an aggregate cost of $203.6 million.

Note H – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, activity for interest rate swaps and treasury rate locks that qualified as cash flow hedges and unrealized gains (losses) on available-for-sale marketable debt securities.

Changes in Accumulated other comprehensive loss for the twelve week periods ended May 7, 2022 and May 8, 2021 consisted of the following:

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(1)	on Securities	Derivatives	Total

Balance at February 12, 2022	$(289,889)	$(711)	$(19,563)	$(310,163)
Other comprehensive income (loss) before reclassifications(2)(3)	8,531	(1,138)	—	7,393
Amounts reclassified from Accumulated other comprehensive loss(3)	—	—	579	579
Balance at May 7, 2022	$(281,358)	$(1,849)	$(18,984)	$(302,191)

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(1)	on Securities	Derivatives	Total

Balance at February 13, 2021	$(279,725)	$1,344	$(22,458)	$(300,839)
Other comprehensive (loss) before reclassifications(2)(3)	(3,865)	(346)	—	(4,211)
Amounts reclassified from Accumulated other comprehensive loss(3)	—	9	659	668
Balance at May 8, 2021	$(283,590)	$1,007	$(21,799)	$(304,382)

Changes in Accumulated other comprehensive loss for the thirty-six week periods ended May 7, 2022 and May 8, 2021 consisted of the following:

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(1)	on Securities	Derivatives	Total

Balance at August 28, 2021	$(287,638)	$589	$(20,937)	$(307,986)
Other comprehensive income (loss) before reclassifications(2)(3)	6,280	(2,438)	—	3,842
Amounts reclassified from Accumulated other comprehensive loss(3)	—	—	1,953	1,953
Balance at May 7, 2022	$(281,358)	$(1,849)	$(18,984)	$(302,191)

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(1)	on Securities	Derivatives	Total

Balance at August 29, 2020	$(332,321)	$1,845	$(23,776)	$(354,252)
Other comprehensive income (loss) before reclassifications(2)(3)	48,731	(861)	—	47,870
Amounts reclassified from Accumulated other comprehensive loss (3)	—	23	1,977	2,000
Balance at May 8, 2021	$(283,590)	$1,007	$(21,799)	$(304,382)

(1)	Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries’ earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.
(2)	Amounts in parentheses indicate debits to Accumulated Other Comprehensive Loss.
(3)	Amounts shown are net of tax.

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

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 6,846 stores in the U.S., Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 7,	May 8,	May 7,	May 8,
(in thousands)	2022	2021	2022	2021

Net Sales
Auto Parts Stores	$3,795,290	$3,590,281	$10,707,019	$9,551,576
Other	69,932	60,742	196,856	164,525
Total	$3,865,222	$3,651,023	$10,903,875	$9,716,101

Segment Profit
Auto Parts Stores	$1,966,089	$1,877,240	$5,600,778	$5,042,124
Other	40,325	37,706	116,022	107,822
Gross profit	2,006,414	1,914,946	5,716,800	5,149,946
Operating, selling, general and administrative expenses	(1,220,744)	(1,111,441)	(3,549,885)	(3,249,449)
Interest expense, net	(41,888)	(45,026)	(127,642)	(137,217)
Income before income taxes	$743,782	$758,479	$2,039,273	$1,763,280

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

AutoZone, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. (the Company) as of May 7, 2022, the related condensed consolidated statements of income, comprehensive income and stockholders’ deficit for the twelve and thirty-six week periods ended May 7, 2022 and May 8, 2021, the condensed consolidated statements of cash flows for the thirty-six week periods ended May 7, 2022 and May 8, 2021, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

June 10, 2022

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

Overview

We are the leading retailer and distributor of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at May 7, 2022, operated 6,115 stores in the U.S., 673 stores in Mexico and 58 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At May 7, 2022, in 5,276 of our domestic stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in all stores in Mexico and Brazil. We sell the ALLDATA brand automotive diagnostic, repair and shop management software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services.

Operating results for the twelve and thirty-six weeks ended May 7, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2022. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters of fiscal 2022 and 2021 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September, and the lowest sales generally occurring in the months of December and January.

COVID-19 Impact

The COVID-19 pandemic continues to impact the global economy and numerous aspects of our business including our customers, employees and suppliers. Our highest priority remains the safety and well-being of our customers and employees. Since the beginning of the COVID-19 pandemic, we have experienced strong same store sales, and our sales have remained at all-time high volumes.

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

Executive Summary

Net sales increased 5.9% for the quarter ended May 7, 2022 compared to the prior year period, which was driven by an increase in domestic same store sales (sales from stores open at least one year) of 2.6%. Domestic commercial sales increased 26.0%, which represents approximately 30% of our domestic auto parts sales. Operating profit decreased 2.2% to $785.7 million compared to $803.5 million. Net income for the quarter decreased 0.6% to $592.6 million compared to $596.2 million. Diluted earnings per share increased 9.6% to $29.03 per share from $26.48 per share.

Our business is impacted by various factors within the economy that affect both our consumers and our industry, including but not limited to inflation, fuel costs, wage rates, supply chain disruptions, hiring and other economic conditions, including the effects of, and responses to, the ongoing COVID-19 pandemic. Given the nature of these macroeconomic factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

During the third quarter of fiscal 2022, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 84% of total sales, which is consistent with the comparable prior year period, with failure related categories continuing to be the largest portion of our sales mix. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by severe or unusual weather over a short-term period. Over the long-term, we believe the impact of the weather on our sales mix is not significant.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including macroeconomic factors and the number of seven year old or older vehicles on the road. The average age of the U.S. light vehicle fleet continues to trend in our industry’s favor as the average age has exceeded 11 years since 2012, according to the latest data provided by the Auto Care Association. As of January 1, 2022, the average age of light vehicles on the road was 12.2 years, up from 12.1 years in 2021. Since the beginning of the fiscal year and through March 2022 (latest publicly available information), miles driven in the U.S. increased 7.9% compared to the same period in the prior year. We believe the increase in miles driven is due to the nation beginning to return to pre-pandemic levels, but we are unable to predict if the increase will continue, due to rising fuel prices, general macroeconomic conditions or otherwise, or the extent of the impact it will have on our business.

Twelve Weeks Ended May 7, 2022

Compared with Twelve Weeks Ended May 8, 2021

Net sales for the twelve weeks ended May 7, 2022 increased $214.2 million to $3.9 billion, or 5.9% over net sales of $3.7 billion for the comparable prior year period. Total auto parts sales increased by 5.7%, primarily driven by an increase in domestic same store sales of 2.6% and net sales of $69.6 million from new stores. Domestic commercial sales increased $215.7 million to $1.0 billion, or 26.0%, over the comparable prior year period.

Gross profit for the twelve weeks ended May 7, 2022 was $2.0 billion, compared with $1.9 billion during the comparable prior year period. Gross profit, as a percentage of sales, was 51.9% compared to 52.4% during the comparable prior year period. The decrease in gross margin was primarily driven by accelerated growth in our lower margin commercial business.

Operating, selling, general and administrative expenses for the twelve weeks ended May 7, 2022 were $1.2 billion, or 31.6% of net sales, compared with $1.1 billion, or 30.4% of net sales during the comparable prior year period. The increase in operating expenses, as a percentage of sales, was driven by payroll deleverage as last year’s historic comparable store sales drove significant leverage.

Net interest expense for the twelve weeks ended May 7, 2022 was $41.9 million compared with $45.0 million during the comparable prior year period. Average borrowings for the twelve weeks ended May 7, 2022 were $6.0 billion, compared with $5.4 billion for the comparable prior year period. Weighted average borrowing rates were 2.74% and 3.29% for the quarter ended May 7, 2022 and May 8, 2021, respectively.

Our effective income tax rate was 20.3% of pretax income for the twelve weeks ended May 7, 2022, and 21.4% for the comparable prior year period. The decrease in the tax rate was primarily attributable to an increased benefit from stock options exercised during the twelve weeks ended May 7, 2022. The benefit of stock options exercised for the twelve weeks ended May 7, 2022 was $21.1 million compared to $16.0 million in the comparable prior year period.

Net income for the twelve week period ended May 7, 2022 decreased by $3.6 million to $592.6 million due to the factors set forth above, and diluted earnings per share increased by 9.6% to $29.03 from $26.48. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $2.51.

Thirty-Six Weeks Ended May 7, 2022

Compared with Thirty-Six Weeks Ended May 8, 2021

Net sales for the thirty-six weeks ended May 7, 2022 increased $1.2 billion to $10.9 billion, or 12.2% over net sales of $9.7 billion for the comparable prior year period. Total auto parts sales increased by 12.1%, primarily driven by an increase in domestic same store sales of 9.5% and net sales of $200.3 million from new stores. Domestic commercial sales increased $625.3 million to $2.8 billion, or 28.9%, over the comparable prior year period.

Gross profit for the thirty-six weeks ended May 7, 2022 was $5.7 billion, compared with $5.1 billion during the comparable prior year period. Gross profit, as a percentage of sales was 52.4% compared to 53.0% during the comparable prior year period. The decrease in gross margin was primarily driven by initiatives to accelerate commercial business growth.

Operating, selling, general and administrative expenses for the thirty-six weeks ended May 7, 2022 were $3.5 billion, or 32.6% of net sales, compared with $3.2 billion, or 33.4% of net sales during the comparable prior year period. The decrease in operating expenses, as a percentage of sales, was driven by strong sales growth and approximately $46 million in prior year pandemic related expenses, including Emergency Time-Off benefit enhancements for our AutoZoners.

Net interest expense for the thirty-six weeks ended May 7, 2022 was $127.6 million compared with $137.2 million during the comparable prior year period. Average borrowings for the thirty-six weeks ended May 7, 2022 were $5.6 billion, compared with $5.5 billion for the comparable prior year period. Weighted average borrowing rates were 3.03% and 3.28% for the thirty-six week periods ended May 7, 2022 and May 8, 2021, respectively.

Our effective income tax rate was 20.6% of pretax income for the thirty-six weeks ended May 7, 2022, and 21.5% for the comparable prior year period. The decrease in the tax rate was primarily attributable to an increased benefit from stock options exercised during the thirty-six weeks ended May 7, 2022. The benefit of stock options exercised for the thirty-six week period ended May 7, 2022 was $55.9 million compared to $35.2 million in the comparable prior year period.

Net income for the thirty-six week period ended May 7, 2022 increased by $235.0 million to $1.6 billion due to the factors set forth above, and diluted earnings per share increased by 28.6% to $76.90 from $59.80. The impact on current year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $4.58.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. Our cash flow results benefitted from the quarter’s strong sales and continued progress on our initiatives. We believe that our cash generated from operating activities and available credit, supplemented with our long-term borrowings will provide ample liquidity to fund our operations while allowing us to make strategic investments to support long-term growth initiatives and return excess cash to shareholders in the form of share repurchases. As of May 7, 2022, we held $263.0 million of cash and cash equivalents, as well as $2.2 billion in undrawn capacity on our Revolving Credit Agreement, before giving effect to commercial paper borrowings. We believe our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, repay our debt as it becomes due and fund our share repurchases over the short-term and long-term. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary. However, decreased demand for our products or changes in customer buying patterns would negatively impact our ability to generate cash from operating activities. Decreased demand or changes in buying patterns could also impact our ability to meet our debt covenants of our credit agreements and, therefore, negatively impact the funds available under our Revolving Credit Agreement. In the event our liquidity is insufficient, we may be required to limit our spending.

For the thirty-six weeks ended May 7, 2022, our net cash flows from operating activities provided $2.0 billion compared with $2.2 billion during the comparable prior year period. The decrease is primarily driven by higher inventory growth, net of accounts payable in the current year, and a decrease in accrued benefits and withholdings in the current period, as compared to the same period in the prior year due to the ability to defer certain payroll tax payments in the prior year under the Coronavirus Aid, Relief, and Economic Security Act. The decrease was partially offset by growth in net income due to accelerated sales growth.

Our net cash flows used in investing activities for the thirty-six weeks ended May 7, 2022 were $360.7 million as compared with $358.7 million in the comparable prior year period. Capital expenditures for the thirty-six weeks ended May 7, 2022 were $369.4 million compared to $375.7 million in the comparable prior year period. Investing cash flows were impacted by our wholly owned captive, which purchased $46.5 million and sold $37.9 million in marketable debt securities during the thirty-six weeks ended May 7, 2022. During the comparable prior year period, the captive purchased $52.6 million in marketable debt securities and sold $72.3 million.

Our net cash flows used in financing activities for the thirty-six weeks ended May 7, 2022 were $2.5 billion compared to $2.7 billion in the comparable prior year period. Stock repurchases were $3.4 billion in the current thirty-six week period as compared with $2.5 billion in the prior year period. The treasury stock repurchases were primarily funded by cash flows from operations. During the thirty-six weeks ended May 7, 2022, we repaid our $500 million 3.700% Senior Notes due April 2022, which were callable at par in January 2022. In the comparable prior year period, we repaid the $250 million 2.500% Senior Notes due April 2021, which were callable at par in March 2021. For the thirty-six week period ended May 7, 2022, our commercial paper activity resulted in $1.3 billion in net proceeds from commercial paper compared to no commercial paper borrowings in the prior year period. Proceeds from the sale of common stock and exercises of stock options for the thirty-six weeks ended May 7, 2022 and May 8, 2021 provided $98.1 million and $121.9 million, respectively.

During fiscal 2022, we expect to increase the investment in our business as compared to fiscal 2021. Our investments are expected to be directed primarily to expansion of our store base and supply chain to fuel the growth of our domestic and international businesses, which includes new stores, including hubs and mega hubs, as well as new distribution centers and expansions of existing distribution centers. The amount of investments in our new stores is impacted by different factors, including whether the building and land are purchased (requiring higher investment) or leased (generally lower initial investment) and whether such buildings are located in the U.S., Mexico or Brazil, or located in urban or rural areas.

In addition to the building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in arrangements with financial institutions whereby they factor their AutoZone receivables, allowing them to receive early payment from the financial institution on our invoices at a discounted rate. The terms of these agreements are between the vendor and the financial institution. Upon request from the vendor, we confirm to the vendor’s financial institution the balances owed to the vendor, the due date and agree to waive any right of offset to the confirmed balances. A downgrade in our credit or changes in the financial markets may limit the financial institutions’ willingness to participate in these arrangements, which may result in the vendor wanting to renegotiate payment terms. A reduction in payment terms would increase the working capital required to fund future inventory investments. Extended payment terms from our vendors have allowed us to continue our high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 127.9% at May 7, 2022, compared to 123.9% at May 8, 2021. The increase from the comparable prior year period was primarily due to increased purchases with favorable vendor terms and higher inventory turns.

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

For the trailing four quarters ended May 7, 2022, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP measure, was 51.4% as compared to 40.2% for the comparable prior year period. Adjusted ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

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

As of May 7, 2022, we had no outstanding borrowings and $1.8 million of outstanding letters of credit under our Revolving Credit Agreement.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of May 7, 2022, we had $25.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2022. On May 16, 2022, we amended and restated the letter of credit facility to, among other things, extend the facility through June 2025.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $105.1 million in letters of credit outstanding as of May 7, 2022. These letters of credit have various maturity dates and were issued on an uncommitted basis.

On January 18, 2022, we repaid the $500 million 3.700% Senior Notes due April 2022, which were callable at par in January 2022.

As of May 7, 2022, our $1.3 billion of commercial paper borrowings and the $300 million 2.875% Senior Notes due January 2023 were classified as long-term in the Consolidated Balance Sheets, as we have the current ability and intent to refinance them on a long-term basis through available capacity in our Revolving Credit Agreement. As of May 7, 2022, we had $2.2 billion of availability under our Revolving Credit Agreement, without giving effect to commercial paper borrowings, which would allow us to replace these short-term obligations with a long-term financing facility.

All Senior Notes are subject to an interest rate adjustment if the debt ratings assigned are downgraded (as defined in the agreements). Further, the Senior Notes contain a provision that repayment may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our Senior Notes contain minimal covenants, primarily restrictions on liens, sale and leaseback transactions and consolidations, mergers and the sale of assets. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs. As of May 7, 2022, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.1:1 as of May 7, 2022 and was 2.0:1 as of May 8, 2021. We calculate adjusted debt as the sum of total debt, financing lease liabilities and rent times six; and we calculate adjusted EBITDAR by adding interest, taxes, depreciation, amortization, rent, and share-based compensation expense to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. Management expects the ratio of adjusted debt to EBITDAR to return to pre-pandemic levels in the future, increasing debt levels. Once the target ratio is achieved, to the extent adjusted EBITDAR increases, we expect our debt levels to increase; conversely, if adjusted EBITDAR decreases, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

From January 1, 1998 to May 7, 2022, we have repurchased a total of 152.0 million shares of our common stock at an aggregate cost of $29.1 billion, including 1.7 million shares of our common stock at an aggregate cost of $3.4 billion during the thirty-six week period ended May 7, 2022.

On March 22, 2022, the Board voted to authorize the repurchase of an additional $2.0 billion of our common stock in connection with our ongoing share repurchase program, which raised the total value of shares authorized to be repurchased to $31.2 billion. Considering the cumulative repurchases as of May 7, 2022, we had $2.1 billion remaining under the Board’s authorization to repurchase our common stock.

Subsequent to May 7, 2022 and through June 3, 2022, we have repurchased 103,726 shares of our common stock at an aggregate cost of $203.6 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have canceled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at May 7, 2022, was $131.9 million, compared with $162.4 million at August 28, 2021, and our total surety bonds commitment at May 7, 2022, was $37.6 million, compared with $35.4 million at August 28, 2021.

Financial Commitments

Except for the previously discussed Revolving Credit Agreement and the repayment of the $500 million 3.700% Senior Notes due April 2022, as of May 7, 2022, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 28, 2021.

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

Reconciliation of Non-GAAP Financial Measure: Adjusted After-Tax ROIC

The following tables calculate the percentages of adjusted ROIC for the trailing four quarters ended May 7, 2022 and May 8, 2021.

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 28,	May 8,	August 28,	May 7,	May 7,
(in thousands, except percentage)	2021	2021	2021	2022	2022

Net income	$2,170,314	$1,384,543	$785,771	$1,619,561	$2,405,332
Adjustments:
Interest expense	195,337	137,217	58,120	127,642	185,762
Rent expense(1)	345,380	236,737	108,643	251,433	360,076
Tax effect(2)	(110,847)	(76,661)	(34,186)	(77,710)	(111,896)
Adjusted after-tax return	$2,600,184	$1,681,836	$918,348	$1,920,926	$2,839,274

Average debt(3)					$5,541,462
Average stockholders’ deficit(3)					(2,442,077)
Add: Rent x 6(1)					2,160,456
Average finance lease liabilities(3)					268,111
Invested capital					$5,527,952

Adjusted after-tax ROIC					51.4%

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 29,	May 9,	August 29,	May 8,	May 8,
(in thousands, except percentage)	2020	2020	2020	2021	2021

Net income	$1,732,972	$992,515	$740,457	$1,384,543	$2,125,000
Adjustments:
Interest expense	201,165	135,528	65,637	137,217	202,854
Rent expense(1)	329,783	227,327	102,456	236,737	339,193
Tax effect(2)	(115,747)	(79,102)	(36,645)	(81,522)	(118,167)
Adjusted after-tax return	$2,148,173	$1,276,268	$871,905	$1,676,975	$2,548,880

Average debt(3)					$5,446,162
Average stockholders' deficit(3)					(1,364,932)
Add: Rent x 6(1)					2,035,158
Average finance lease liabilities(3)					227,061
Invested capital					$6,343,449

Adjusted after-tax ROIC					40.2%

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended May 7, 2022 and May 8, 2021.

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 28,	May 8,	August 28,	May 7,	May 7,
(in thousands, except ratio)	2021	2021	2021	2022	2022

Net income	$2,170,314	$1,384,543	$785,771	$1,619,561	$2,405,332
Add: Interest expense	195,337	137,217	58,120	127,642	185,762
Income tax expense	578,876	378,737	200,139	419,712	619,851
EBIT	2,944,527	1,900,497	1,044,030	2,166,915	3,210,945
Add: Depreciation and amortization expense	407,683	278,044	129,639	301,365	431,004
Rent expense(1)	345,380	236,737	108,643	251,433	360,076
Share-based expense	56,112	38,061	18,051	49,058	67,109
EBITDAR	$3,753,702	$2,453,339	$1,300,363	$2,768,771	$4,069,134

Debt					$6,057,444
Financing lease liabilities					288,483
Add: Rent x 6(1)					2,160,456
Adjusted debt					$8,506,383

Adjusted debt to EBITDAR					2.1

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 29,	May 9,	August 29,	May 8,	May 8,
(in thousands, except ratio)	2020	2020	2020	2021	2021

Net income	$1,732,972	$992,515	$740,457	$1,384,543	$2,125,000
Add: Interest expense	201,165	135,528	65,637	137,217	202,854
Income tax expense	483,542	271,591	211,951	378,737	590,688
EBIT	2,417,679	1,399,634	1,018,045	1,900,497	2,918,542
Add: Depreciation and amortization expense	397,466	272,115	125,351	278,044	403,395
Rent expense(1)	329,783	227,327	102,456	236,737	339,193
Share-based expense	44,835	32,251	12,584	38,061	50,645
EBITDAR	$3,189,763	$1,931,327	$1,258,436	$2,453,339	$3,711,775

Debt					$5,267,896
Financing lease liabilities					228,597
Add: Rent x 6(1)					2,035,158
Adjusted debt					$7,531,651

Adjusted debt to EBITDAR					2.0

(1)	The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the trailing four quarters ended May 7, 2022 and May 8, 2021.

	Trailing Four Quarters Ended
(in thousands)	May 7, 2022	May 8, 2021

Total lease cost, per ASC 842	$451,601	$421,750
Less: Finance lease interest and amortization	(65,128)	(55,725)
Less: Variable operating lease components, related to insurance and common area maintenance	(26,397)	(26,832)
Rent expense	$360,076	$339,193

(2)	Effective tax rate over trailing four quarters ended May 7, 2022 and May 8, 2021 is 20.5% and 21.8%, respectively.
(3)	All averages are computed based on trailing five quarter balances.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

At May 7, 2022, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 28, 2021 were our Revolving Credit Agreement, which was amended and restated on November 15, 2021 to increase our borrowing capacity from $2.0 billion to $2.25 billion, the $500 million 3.700% Senior Note debt repayment and the $1.3 billion net increase in commercial paper.

The fair value of our debt was estimated at $5.9 billion as of May 7, 2022 and $5.7 billion as of August 28, 2021, based on the quoted market prices for the same or similar debt issues or on the current rates available to us for debt having the same remaining maturities. Such fair value was less than the carrying value of debt by $163.3 million at May 7, 2022, and greater than the carrying value of debt by $413.1 million at August 28, 2021. The carrying value of debt reflects its face amount adjusted for any unamortized debt issuance costs and discounts. We had $1.3 billion of variable rate debt outstanding at May 7, 2022 and no variable rate debt outstanding at August 28, 2021. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $12.8 million in fiscal 2022. The primary interest rate exposure is based on LIBOR. We had outstanding fixed rate debt of $4.8 billion, net of unamortized debt issuance costs of $25.9 million at May 7, 2022 and $5.3 billion, net of unamortized debt issuance costs of $30.2 million at August 28, 2021. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by $182.5 million at May 7, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of May 7, 2022, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 7, 2022.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 7, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended May 7, 2022 were as follows:

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

February 13, 2022 to March 12, 2022	119,542	$1,898.22	119,542	$730,657,085
March 13, 2022 to April 9, 2022	181,485	1,972.17	181,485	2,372,738,270
April 10, 2022 to May 7, 2022	147,547	2,136.02	147,547	2,057,574,959
Total	448,574	$2,006.36	448,574	$2,057,574,959

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended by the Board on March 22, 2022 to authorize the repurchase of an additional $2.0 billion of our common stock. This brings the cumulative share repurchase authorization to $31.2 billion. All of the above repurchases were part of this program.

Subsequent to May 7, 2022 and through June 3, 2022, we have repurchased 103,726 shares of our common stock at an aggregate cost of $203.6 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are being filed herewith:

3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Seventh Amended and Restated By-Laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 19, 2018.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended May 7, 2022, has been formatted in Inline XBRL.

*	Furnished herewith.

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

Dated: June 10, 2022