Form 10-K
period 2022-08-27
AUTOZONE INC
filed 2022-10-24
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 27, 2022.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $38,782,778,621.

The number of shares of Common Stock outstanding as of October 17, 2022, was 18,981,426.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement to be filed within 120 days of August 27, 2022, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held December 14, 2022, are incorporated by reference into Part III.

Forward-Looking Statements

Certain statements contained in this annual report constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “seek,” “may,” “could” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand, due to changes in fuel prices, miles driven or otherwise; energy prices; weather; competition; credit market conditions; cash flows; access to available and feasible financing; future stock repurchases; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; risks associated with self-insurance; war and the prospect of war, including terrorist activity; the impact of public health issues, such as the ongoing global coronavirus (“COVID-19”) pandemic; inflation; the ability to hire, train and retain qualified employees; construction delays; failure or interruption of our information technology systems; issues relating to the confidentiality, integrity or availability of information, including due to cyber-attacks; historic growth rate sustainability; downgrade of our credit ratings; damage to our reputation; challenges in international markets; origin and raw material costs of suppliers; inventory availability; disruption in our supply chain; impact of tariffs; impact of new accounting standards; and business interruptions. Certain of these risks and uncertainties are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of this Annual Report on Form 10-K for the year ended August 27, 2022, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements. Events described above and in the “Risk Factors” could materially and adversely affect our business. However, it should be understood that it is not possible to identify or predict all such risks and other factors that could affect these forward-looking statements. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Introduction

AutoZone, Inc. (“AutoZone,” the “Company,” “we,” “our” or “us”) is the leading retailer and distributor of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at August 27, 2022, operated 6,168 stores in the United States (“U.S.”), 703 stores in Mexico and 72 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 27, 2022, in 5,342 of our domestic stores we had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in all stores in Mexico and Brazil. We sell the ALLDATA brand automotive diagnostic, repair and shop management software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services.

Human Capital Resources

We believe the foundation of our success is our culture, which is rooted in our Pledge and Values and defines how our employees (“AutoZoners”) take care of customers and fellow AutoZoners. Each AutoZoner works hard to Live the Pledge, share their passion for WOW! Customer Service and Go the Extra Mile every day to continue building and growing AutoZone for our customers.

We seek to be the employer of choice as we compete for talent in our retail stores, field supervision, distribution centers, and store support functions. We focus heavily on retention by offering competitive compensation and benefits packages, extensive training and development opportunities and leveraging our business resource groups to support AutoZoners with common interests or backgrounds contribute their voices, time, and talent to helping AutoZoners succeed in their careers.

As of August 27, 2022, we employed approximately 112,000 AutoZoners, approximately 62 percent of whom were employed full-time and the remaining 38 percent were employed part-time. About 90 percent of our AutoZoners were employed in stores or in direct field supervision, approximately 6 percent in distribution centers and approximately 4 percent in store support and other functions. Included in the above numbers are approximately 14,500 persons employed in our international operations. We have never experienced any material labor disruption, do not have any collective bargaining agreements and believe that relations with our AutoZoners are good.

Training & Development

We have a number of different types of jobs and career opportunities. While many of our AutoZoners follow more traditional career paths (e.g., part-time to full-time sales, store manager, district manager, regional manager, vice president), we encourage cross-functional development and support of AutoZoners as they expand their career into other departments and fields of interest. Many members of our senior leadership team have held positions in two or more areas of the business. We also invest in advanced leadership training in order to deepen bench strength and support succession planning. For additional information, see “Store Operations—Store Personnel and Training” below. We believe these opportunities are important to attract, motivate and retain high quality AutoZoners.

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

Diversity, Equity and Inclusion (“DEI”)

“Embraces Diversity” is one of our Values, and we have made great strides in our DEI initiatives. With the oversight and support of a cross-functional Diversity Council and DEI Steering Committee, our DEI efforts influence and inform many parts of our human capital management function including talent acquisition, retention, professional development and workforce management. Our first business resource group (“BRG”) was established in 2014 (AutoZone Women’s Initiative). Since then, five other BRGs now support AutoZoners who share common interests or backgrounds and have a mission to contribute their voices, time and talent to helping AutoZoners succeed and grow in their careers.

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

Store Operations

At August 27, 2022, our stores were in the following locations:

Store
Count
Alabama	122
Alaska	8
Arizona	164
Arkansas	72
California	649
Colorado	100
Connecticut	55
Delaware	17
Florida	414
Georgia	211
Hawaii	12
Idaho	32
Illinois	246
Indiana	162
Iowa	36
Kansas	54
Kentucky	104
Louisiana	130
Maine	14
Maryland	92
Massachusetts	84
Michigan	218
Minnesota	61
Mississippi	98
Missouri	121
Montana	15
Nebraska	25
Nevada	67
New Hampshire	23
New Jersey	121
New Mexico	64
New York	212
North Carolina	235
North Dakota	7
Ohio	281
Oklahoma	85
Oregon	55
Pennsylvania	216
Puerto Rico	50
Rhode Island	17
Saint Thomas	1
South Carolina	104
South Dakota	9
Tennessee	179
Texas	670
Utah	70
Vermont	2
Virginia	149
Washington	98
Washington, DC	5
West Virginia	45
Wisconsin	78
Wyoming	9
Total Domestic stores	6,168
Mexico	703
Brazil	72
Total stores	6,943

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

Store Support Centers

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

Commercial

Our commercial sales program operates in a highly fragmented market, and we are a leading distributor of automotive parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts in the Americas. As part of our program, we offer credit and delivery to our customers, as well as online ordering through www.autozonepro.com or through the AutoZone Pro smartphone application. Through our hub and mega hub stores, we offer a greater range of parts and products desired by professional technicians. We have dedicated sales teams focused on independent repair shops as well as national, regional and public sector commercial accounts.

Store Development

The following table reflects our location development during the past five fiscal years:

	Fiscal Year
	2022	2021	2020	2019	2018
Locations:
Beginning	6,767	6,549	6,411	6,202	6,029
Sold(1)	—	—	—	—	26
New	177	219	138	209	201
Closed	1	1	—	—	2
Net new	176	218	138	209	199
Relocated	13	12	5	2	7
Ending	6,943	6,767	6,549	6,411	6,202

(1)	26 Interamerican Motor Corporation (“IMC”) branches sold on April 4, 2018.

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

Customer Service

Customer service is the most important element in our marketing and merchandising strategy, which is based upon consumer marketing research. We emphasize that our AutoZoners should always put customers first by providing prompt, courteous service and trustworthy advice. Our electronic parts catalog assists in the selection of parts as well as identifying any associated warranties offered by us or our vendors. We sell automotive hard parts, maintenance items, accessories and non-automotive parts through www.autozone.com, for pick-up in store or to be shipped directly to a customer’s home or business, with next day or same day delivery programs in most of our U.S. markets. Additionally, we offer a smartphone application that provides customers with store locations, driving directions, operating hours, product availability, the ability to purchase products and other information.

We also provide specialty tools through our suite of free services. Through our Loan-A-Tool program customers can borrow a specialty tool, such as a steering wheel puller, for which a do-it-yourself (“DIY”) customer or a repair shop would have little or no use other than for a single job. AutoZoners also provide free diagnostic and related services, including check engine and anti-lock braking system light readings through our AutoZone Fix Finder service, testing of starters, alternators and batteries, battery charging and the collection of used oil for recycling.

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

Pricing

We want to be the value leader in our industry, by consistently providing quality merchandise at the right price, backed by a satisfactory warranty and outstanding customer service. For many of our products, we offer multiple value choices in a good/better/best assortment, with appropriate price and quality differences from the “good” products to the “better” and “best” products. A key differentiating component versus our competitors is our exclusive line of in-house brands, which includes Duralast and the family of Duralast brands, ProElite, Shop Pro, SureBilt, TotalPro, TruGrade and Valucraft. We believe that our overall value compares favorably to that of our competitors.

Brand Marketing: Marketing and Loyalty

We believe that targeted advertising and promotions play important roles in succeeding in today’s environment. We are constantly working to understand our customers’ wants and needs so we can build long-lasting, loyal relationships. We utilize advertising, direct marketing, loyalty programs and promotions primarily to highlight our great value, the availability of high quality parts and develop a relationship with an expanding base of customers. Broadcast and digital media are our primary advertising methods of driving retail traffic, while we leverage a dedicated sales force and our ProVantage loyalty program to drive commercial sales.

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

Purchasing and Supply Chain

Merchandise is selected and purchased for all stores through our store support centers located in Memphis, Tennessee; Monterrey, Mexico and Sao Paulo, Brazil. Additionally, we have an office in Shanghai, China to support our sourcing efforts in Asia. In fiscal 2022, one class of similar products accounted for approximately 13 percent of our total revenues, and one vendor supplied approximately 8 percent of our total purchases. No other class of similar products accounted for 10 percent or more of our total revenues, and no other individual vendor provided more than 10 percent of our total purchases. We believe alternative sources of supply exist, at similar costs, for most types of product sold. Most of our merchandise flows through our distribution centers to our stores by our fleet of tractors and trailers or by third-party trucking firms. The distribution centers replenish all stores up to multiple times per week depending on store sales volumes.

We ended fiscal 2022 with 272 total domestic hub stores, which have a larger assortment of products as well as regular replenishment items that can be delivered to a store in its network within 24 hours. Hub stores are generally replenished from distribution centers multiple times per week. Hub stores have increased our ability to distribute products on a timely basis to many of our stores and to expand our product assortment.

As a subset of our domestic hub stores, we ended fiscal 2022 with 78 domestic mega hubs, an increase of 20 since the end of fiscal 2021. Mega hubs work in concert with our hubs to drive customer satisfaction through improved local parts availability and expanded product assortments. A mega hub store carries inventory of 80,000 to 110,000 unique SKUs, approximately twice what a hub store carries. Mega hubs provide coverage to both surrounding stores and other hub stores multiple times a day or on an overnight basis. Currently, we have over 6,000 domestic stores with access to mega hub inventory. A majority of these stores currently receive mega hub service same day.

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

Government Relations

We are subject to numerous federal, state, and local laws and regulations, many of which are complex, frequently changing and subject to varying interpretations. These laws and regulations relate to, among other things, the marketing and sale of products; proper handling and disposal of hazardous materials, particularly in connection with our used oil, oil filter and battery recycling programs; occupational health and safety; environmental matters; labor and employment; employee wages and benefits; information security and data privacy; real property; financial reporting and disclosure; antitrust and fair competition; international trade and transportation, logistics and delivery operations.

While compliance with the numerous laws and regulations applicable to our business, including environmental regulations, has not had a material adverse effect on capital expenditures, earnings or our competitive position to date, we can make no assurances as to the future costs of compliance. For more information, see the Risk Factors titled “Legal and Regulatory Risks” and “Information Technology, Cybersecurity and Data Privacy Risks” in “Part I. Item 1A, Risk Factors” in this report.

Trademarks and Patents

We regard our trademarks, service marks, patents, domain names, trade dress, trade secrets and other intellectual property as critical to our success and important components of our marketing and merchandising strategies. We have registered several trademarks and service marks in the U.S. Patent and Trademark Office as well as in certain other countries, including without limitation: “AutoZone,” “Get in the Zone,” “Duralast,” “Econocraft,” “ProElite,” “Shop Pro,” “SureBilt,” “TotalPro,” “TruGrade,” “Valucraft,” and “ALLDATA,” along with variations of these trademarks. Our trademark registrations have various expiration dates; however, assuming that the trademarks are properly maintained and in use, such registrations may typically be renewed indefinitely.

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

AutoZone Websites

Our primary website is at www.autozone.com. We make available, free of charge, at www.autozone.com, by clicking “Investor Relations” located at the bottom of the page, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably feasible after we electronically file such material with, or furnish it to, the SEC. Our websites and the information contained therein or linked thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Information about our Executive Officers

The following list describes our executive officers, which are elected by and serve at the discretion of the Board of Directors. The title of each executive officer includes the words “Customer Satisfaction” which reflects our commitment to customer service.

William C. Rhodes, III, 57—Chairman, President and Chief Executive Officer, Customer Satisfaction

William C. Rhodes, III, was named Chairman of AutoZone during fiscal 2007 and has been President, Chief Executive Officer and a director since March 2005. Prior to his appointment as President and Chief Executive Officer, he served in various capacities within the Company since 1994. Prior to 1994, he was a manager with Ernst & Young LLP. Mr. Rhodes is a member of the Board of Directors for Dollar General Corporation.

Jamere Jackson, 53—Executive Vice President, Chief Financial Officer and Store Development, Customer Satisfaction

Jamere Jackson joined AutoZone on September 13, 2020 as Executive Vice President and Chief Financial Officer. Prior to joining AutoZone, from 2018 to 2020, he served as Executive Vice President and Chief Financial Officer of Hertz Global Holdings, Inc., a worldwide rental company. From 2014 to 2018, he served as Chief Financial Officer of Nielsen Holdings plc, an information, data and measurement company. Prior to 2014, he held a variety of leadership roles at General Electric Company. Mr. Jackson serves on the Board of Directors for Eli Lilly & Co.

Philip B. Daniele, 53—Executive Vice President—Merchandising, Supply Chain and Marketing, Customer Satisfaction

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

Preston B. Frazer, 46—Executive Vice President – Store Operations, Commercial and Loss Prevention, Customer Satisfaction

Preston B. Frazer was named Executive Vice President – Store Operations, Commercial and Loss Prevention in June 2021. From 2019 to 2021, he was Senior Vice President – Store Operations. Prior to that, he was Vice President – Store Operations Support. He began his career with AutoZone in 2006 in Finance and has held several key functional roles of increasing responsibility. Prior to joining AutoZone, Mr. Frazer was a senior manager with the accounting firm of KPMG, LLP.

Thomas B. Newbern, 60—Executive Vice President – International, Information Technology and ALLDATA, Customer Satisfaction

Thomas B. Newbern was named Executive Vice President – International, Information Technology and ALLDATA in June 2021. From 2015 to 2021, he was Executive Vice President – Store Operations, Commercial, Loss Prevention and ALLDATA. From 2013 to 2015, he was Senior Vice President – Store Operations and Loss Prevention. From 2012 to 2013, he was Senior Vice President – Store Operations and Store Development. From 2007 to 2012, he was Senior Vice President – Store Operations, and from 1998 to 2007, he was Divisional Vice President –Store Operations. Prior to 1998, Mr. Newbern held several other key management positions with the Company.

K. Michelle Borninkhof, 48—Senior Vice President and Chief Information Officer, Customer Satisfaction

K. Michelle Borninkhof was named Senior Vice President and Chief Information Officer during April 2021. Prior to that, she was Chief Information Officer and Vice President for U.S. Technology at McDonald’s since 2018. Prior to joining McDonald’s, she spent 11 years with Walmart Stores holding various leadership roles including Vice President – International Technology Delivery. Throughout her career, Ms. Borninkhof held various roles in store retail, distribution center operations and process improvement.

Eric S. Gould, 53—Senior Vice President – Supply Chain, Customer Satisfaction

Eric S. Gould was named Senior Vice President, Supply Chain in February 2021. From 2017 to 2021, he served as Vice President, Supply Chain Replenishment and from 2013 to 2017 he served as Vice President – Commercial Sales. He was also Vice President – Replenishment from 2003 to 2013. Prior to 2003, Mr. Gould held several other key management positions within the Company.

Domingo J. Hurtado, 61—Senior Vice President – International, Customer Satisfaction

Domingo J. Hurtado Rodríguez was named Senior Vice President – International in September 2018. Prior to that, he was President – AutoZone de México. He has served in various capacities within the Company since 2001, which included leading the Company’s expansion into Mexico. Prior to 2001, Mr. Hurtado held different positions with RadioShack including Director General in Mexico and General Manager in Venezuela.

Dennis W. LeRiche, 54—Senior Vice President – Store Operations, Customer Satisfaction

Dennis W. LeRiche was named Senior Vice President – Store Operations in June 2021. From 2015 to 2021, he was a Divisional Vice President – Store Operations. Prior to 2015, Mr. LeRiche held several other key management positions with the Company.

Grant E. McGee, 60—Senior Vice President – Commercial, Customer Satisfaction

Grant E. McGee was named Senior Vice President – Commercial in June 2021. From 2007 to 2021, he was a Divisional Vice President – Store Operations. From 2004 to 2007, he was Vice President – Commercial. Prior to 2004, Mr. McGee held several other key positions with the Company.

Charlie Pleas, III, 57— Senior Vice President – Accounting and Finance, Customer Satisfaction

Charlie Pleas, III, became Senior Vice President, Finance and Accounting in December, 2021. He was named Senior Vice President and Controller during 2007.  Prior to that, he was Vice President and Controller since 2003. Previously, he was Vice President – Accounting since 2000, and Director of General Accounting since 1996. Prior to joining AutoZone, he was a Division Controller with Fleming Companies, Inc. where he served in various capacities during his tenure from 1988 to 1996. Prior to 1988, he worked with Ernst & Young. Mr. Pleas is a member of the Board of Directors for Kirkland’s Inc.

Albert Saltiel, 58—Senior Vice President – Marketing and E-Commerce, Customer Satisfaction

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

Richard C. Smith, 58—Senior Vice President – Human Resources, Customer Satisfaction
Richard C. Smith was named Senior Vice President – Human Resources in December 2015. Mr. Smith has been an AutoZoner since 1985, previously holding the position of Divisional Vice President – Store Operations since 1997. Prior thereto, Mr. Smith served in various capacities within the Company.

Kristen C. Wright, 46—Senior Vice President – General Counsel & Secretary, Customer Satisfaction

Kristen C. Wright was named Senior Vice President – General Counsel & Secretary effective January 2014. She previously held the title of Vice President – Assistant General Counsel & Assistant Secretary since January 2012. Before joining AutoZone, Ms. Wright was a partner with the law firm of Bass, Berry & Sims PLC.

William R. Hackney, 57—Senior Vice President – Merchandising, Customer Satisfaction
William R. Hackney was named Senior Vice President, Merchandising in October 2022.  He had previously served in this role from October 2015 until his retirement on December 31, 2020. His career with AutoZone began in 1983, and he has held several key management roles within the Company, including Vice President – Store Operations Support and Vice President – Merchandising, before returning to AutoZone.

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

Strategic and Operational Risks

If demand for our products slows, then our business may be materially adversely affected.

Demand for the products we sell may be affected by a number of factors we cannot control, including:

●	the number of older vehicles in service. Vehicles seven years old or older are generally no longer under the original vehicle manufacturers’ warranties and tend to need more maintenance and repair than newer vehicles.
●	rising fuel and energy prices. Increases in fuel and energy prices may cause our customers to defer purchases of certain of our products as they use a higher percentage of their income to pay for gasoline and other energy costs and may drive their vehicles less, resulting in less wear and tear and lower demand for repairs and maintenance.
●	the economy. In periods of declining economic conditions, including as a result of inflation, consumers may reduce their discretionary spending by deferring vehicle maintenance or repair. Additionally, such conditions may affect our customers’ ability to obtain credit. During periods of expansionary economic conditions, more of our DIY customers may pay others to repair and maintain their vehicles instead of working on their own vehicles, or they may purchase new vehicles.
●	the weather. Milder weather conditions may lower the failure rates of automotive parts, while extended periods of rain and winter precipitation may cause our customers to defer maintenance and repair on their vehicles. Extremely hot or cold conditions may enhance demand for our products due to increased failure rates of our customers’ automotive parts. Additionally, climate changes can create more variability in the short-term or lead to other weather conditions that could impact our business.
●	technological advances. Advances in automotive technology, such as improved parts design can result in cars needing maintenance less frequently and parts lasting longer.
●	the number of miles vehicles are driven annually. Higher vehicle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices, ride sharing, weather conditions, and other factors.
●	prevalence of electric vehicles. Increased prevalence of electric vehicles, whether due to changes in consumer preferences or regulatory action banning the sale of new internal combustion vehicles, can result in less frequent parts failures and reduced need for parts.
●	the quality of the vehicles manufactured by the original vehicle manufacturers and the length of the warranties or maintenance offered on new vehicles.
●	restrictions on access to telematics and diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation. These restrictions may cause vehicle owners to rely on dealers to perform maintenance and repairs.

These factors could result in a decline in the demand for our products, which could adversely affect our business and overall financial condition.

If we are unable to compete successfully against other businesses that sell the products that we sell, we could lose customers and our sales and profits may decline.

The sale of automotive parts, accessories and maintenance items is highly competitive. See “Item 1. Business” above for additional information regarding our competitive environment.

Although we believe we compete effectively, our competitors may have greater financial and marketing resources allowing them to sell merchandise at lower prices, larger stores with more merchandise, longer operating histories with deeper customer relationships, more frequent customer visits and more effective advertising. Online and multi-channel retailers often have lower operating costs and focus on delivery services, thereby offering customers faster, guaranteed delivery times and low-price or free shipping. In addition, because our business strategy is based on offering superior levels of customer service to complement the products we offer, our cost structure is higher than some of our competitors, which also puts pressure on our margins.

Consumers are embracing shopping online, including through mobile applications. With the increasing use of digital tools and social media, and our competitors’ increased focus on optimizing customers’ online experience, our customers are quickly able to compare prices, product assortment, product availability and feedback from other customers before purchasing products.

If we are unable to continue to manage in-stock inventory and costs, provide competitive delivery options, develop successful competitive strategies, including the maintenance of effective promotions, advertising and loyalty programs, develop and execute effective digital and omni-channel strategies or otherwise compete effectively, or if our competitors develop more effective strategies, we could lose customers and our sales and profits may decline.

We may not be able to sustain our historic rate of sales growth.

We have increased our store count in the past five fiscal years, growing from 6,029 stores at August 26, 2017, to 6,943 stores at August 27, 2022, a compounded annual growth rate of three percent. Additionally, we have increased annual revenues in the past five fiscal years from $10.9 billion in fiscal 2017 to $16.3 billion in fiscal 2022, with a compounded annual growth rate of eight percent. Annual revenue growth is driven by increases in same store sales, the opening of new stores and the development of new commercial programs. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of same store sales.

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

Although we are a leading distributor of automotive parts and other products in the commercial market, we must effectively compete against national and regional auto parts chains, independently owned parts stores, wholesalers, jobbers and online retailers in order to increase our commercial market share. Although we believe we compete effectively in the commercial market on the basis of customer service, merchandise quality, selection and availability, price, product warranty, distribution locations and the strength of our AutoZone brand name, trademarks and service marks, some automotive aftermarket participants have been in business for substantially longer periods of time than we have, and as a result have developed long-term customer relationships and have large available inventories. If we are unable to profitably develop new commercial customers, our sales growth may be limited.

Our business depends upon hiring, training and retaining qualified employees.

We believe much of our brand value lies in the quality of the approximately 112,000 AutoZoners employed in our stores, distribution centers, store support centers and ALLDATA. Our workforce costs represent our largest operating expense, and our ability to meet our labor needs while controlling labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates and unemployment levels. Our business is also subject to employment laws and regulations, including those related to minimum wage, benefits and scheduling requirements. In addition, the implementation of potential regulatory changes relating to overtime exemptions and benefits for certain employees under federal and state laws could result in increased labor costs to our business and negatively impact our operating results.

We compete with other retail businesses for many of our associates in hourly positions, and these positions have historically had high turnover rates, which can lead to increased training and retention costs, particularly in a competitive labor market. We cannot be assured that we can continue to hire, train and retain qualified employees at current wage rates since we operate in a competitive labor market, and there are currently significant inflationary and other pressures on wages.

In the U.S., there has been an increase in workers exercising their right to form or join a union, both generally and in the retail industry. Although none of our employees are currently covered by collective bargaining agreements, there can be no assurance that our employees will not elect to be represented by labor unions in the future. If a significant portion of our work force were to become unionized, our culture and operating model could be challenged by inserting a third party between our current terrific relationships between our leaders and hourly AutoZoners. Further, our labor costs could increase and our business could be negatively affected by other requirements and expectations that could change our company culture, decrease our flexibility and disrupt our business. Further, our responses to any union organizing efforts could negatively impact how our brand is perceived by customers and AutoZoners and have adverse effects on our business and financial results.

If we are unable to hire, properly train and retain qualified AutoZoners, we could experience higher employment costs, reduced sales, losses of customers and diminution of our brand or company culture, which could adversely affect our earnings. If we do not maintain competitive wages or benefit packages, our customer service could suffer due to a declining quality of our workforce or, alternatively, our earnings could decrease if we increase our wage rates. A violation or change in employment and labor laws (including changes in existing employment benefit programs such as health insurance) could have a material adverse effect on our results of operations, financial condition and cash flows.

Inability to acquire and provide quality merchandise at competitive prices could adversely affect our sales and results of operations.

We are dependent upon our domestic and international vendors continuing to supply us with quality merchandise at competitive prices and payment terms. If our merchandise offerings do not meet our customers’ expectations, or our customers have a negative perception of our merchandise regarding quality, innovation and safety, we could experience lost sales, increased costs and exposure to legal and reputational risk. In those circumstances, it may be difficult and costly for us to rebuild our reputation and regain the confidence of our customers. All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety and quality standards. Events that give rise to actual, potential or perceived product safety concerns could expose us to government enforcement action or private litigation, result in costly product recalls and other liabilities and lead to reputational harm and loss of customer confidence. To the extent our suppliers are subject to added government regulation of their product design and/or manufacturing processes, the cost of the merchandise we purchase may rise.

Furthermore, our vendors are impacted by global economic conditions which in turn impact our ability to source merchandise at competitive prices. For example, inflation, rising interest rates and disruption to the global supply chain have negatively impacted costs and inventory availability and may continue to have a negative impact on future results and profitability. Credit market and other macroeconomic conditions could also have a material adverse effect on the ability of our global and domestic suppliers to finance and operate their businesses.

If we experience transitions with any of our significant vendors, or if they experience financial difficulties or otherwise are unable to deliver merchandise to us on a timely basis, or at all, we could have product shortages in our stores that could adversely affect customers’ perceptions of us and cause us to lose customers and sales.

Disruptions in our supply chain and other factors affecting the distribution of our merchandise could adversely impact our business.

A disruption to our supply chain and distribution network could adversely affect our ability to receive and distribute inventory in a timely manner, which could result in low inventory availability, lost sales, increased supply chain costs and loss of customer loyalty, among other things. Such disruptions may result from damage or destruction of our distribution centers or may be the result of macroeconomic conditions impacting the broader supply chain industry at large. For example, in recent years, ports, rails and domestic long-hauls in the U.S. and elsewhere have been negatively impacted by capacity constraints, congestion and delays, periodic labor disputes, security issues, weather-related events, and natural disasters, which have been further exacerbated by the COVID-19 pandemic and other factors beyond our control. Our business and competitive position may be negatively impacted if we are unable to successfully mitigate the impacts of such disruption to our supply chain or if we are unable to manage such disruptions more effectively than our competitors.

Risks associated with products sourced outside the U.S.

We directly imported approximately 15% of our purchases in fiscal 2022, but many of our domestic vendors directly import their products or components of their products. Changes to the price or flow of these goods for any reason, such as civil unrest or acts of war, currency fluctuations, disruptions in maritime lanes, port labor disputes , economic conditions and instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our standards, issues with labor practices of our suppliers or labor problems they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials to suppliers, increased import duties or tariffs, merchandise quality or safety issues, shipping and transport availability and cost, increases in wage rates and taxes, transport security, inflation and other factors relating to the suppliers and the countries in which they are located or from which they import, often are beyond our control and could adversely affect our operations and profitability. In addition, the foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, import limitations on certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade and port labor agreements are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our business and financial performance. As we or our domestic vendors increase our imports of merchandise from foreign vendors, the risks associated with these imports will also increase.

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

In addition, we extensively utilize our hub network, our supply chain and our logistics management techniques to efficiently stock our stores. We have made, and plan to continue to make, significant investments in our supply chain to improve product availability and product assortment, fulfill evolving consumer product demands and keep up with our long-term store expansion goals. If we fail to effectively utilize our existing hubs and/or supply chains, or if our investments in our supply chain initiatives, including directly sourcing some products from outside the U.S., do not provide the anticipated benefits, we could experience sub-optimal inventory levels in our stores or increases in our operating costs, which could adversely affect our sales volume and/or our margins.

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

Business interruptions including war or acts of terrorism, political or civil unrest, unusual or severe weather conditions (including due to the impacts of climate change or otherwise) such as hurricanes, tornadoes, windstorms, fires, earthquakes and floods, public health crises and other disasters or the threat of any of them, may negatively impact the hours and operations of our stores, distribution centers, store support centers or sourcing offices; may negatively impact our supply chain and distribution network; and may impede our ability to source quality merchandise domestically and outside of the U.S. on favorable terms.

In the event commercial transportation is curtailed or substantially delayed, we may have difficulty transporting merchandise to our distribution centers and stores resulting in lost sales and/or a potential loss of customer loyalty. Transportation issues could also cause us to cancel purchase orders if we are unable to receive merchandise in our distribution centers. It is not possible to predict all events or circumstances which may negatively disrupt our business in a significant manner, and the near-term and long-term impacts of such disruptions on our business, demand for our products and our growth initiatives will vary significantly based on the facts and circumstances of each such disruption. Furthermore, such business interruptions could cause additional negative impacts of which we are not currently aware or magnify other risks associated with our business and operations.

Our failure to protect our reputation could have a material adverse effect on our brand name and profitability.

We believe our continued strong sales growth is driven in significant part by our AutoZone and private label brand names. The value in our brand names and their continued effectiveness in driving our sales growth is dependent to a significant degree on our ability to maintain our reputation for safety, high product quality, friendliness, WOW! Customer service, trustworthy advice, integrity and business ethics. Any negative publicity about these or other areas involving our business, including our response or lack thereof to external events involving civil unrest, social justice, and political issues, whether or not based in fact, could damage our reputation and may result in reduced demand for our merchandise. The increasing use of technology also poses a risk as customers are able to quickly compare products and prices and use social media to provide feedback in a manner that is rapidly and broadly disseminated. Our brand and reputation could be negatively impacted if negative sentiment about the Company, whether or not based on fact, is shared over social media.

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

Information Technology, Cybersecurity and Data Privacy Risks

We rely heavily on information technology systems for our key business processes. Any damage to, failure of, or interruption in these systems could have a material adverse impact on our business and operating results.

We rely extensively on information technology systems, some of which are managed or provided by third-party service providers, to collect, analyze, process, store, manage, transmit and protect key business processes, transactions and data, such as sales data, customer data, employee data, demand forecasting, merchandise ordering, inventory replenishment, supply chain management, payment processing, order fulfillment and more. Delays in the maintenance, updates, upgrading, or patching of these systems, applications or processes could adversely impact their effectiveness or could expose us to security and other risks. Our systems and the third-party systems with which we interact are subject to damage, failure or interruption due to various reasons such as: power or other critical infrastructure outages, facility damage, physical theft, telecommunications failures, malware, security incidents, malicious cyber-attacks, including the use of malicious codes, worms, phishing, spyware, denial of service attacks and ransomware, natural disasters and catastrophic events, inadequate or ineffective redundancy measures; and design or usage errors by AutoZoners, contractors or third-party service providers. Although we seek to effectively maintain and safeguard our systems and our data and we seek to ensure our third-party service providers effectively maintain and safeguard their systems and our data, such efforts are not always successful. As a result, we or our service providers could experience, and on occasion have experienced, one or more errors, interruptions, delays or cessations of service impacting the integrity or availability of our information technology infrastructure. While such incidents have not been material to date, any future incident could significantly disrupt our operations and key business processes, result in the impairment or loss of critical data, be costly and resource-intensive to remedy; harm our reputation and relationship with customers, AutoZoners, vendors and other stakeholders; and have a material adverse impact on our business and operating results.

In addition, our information technology systems, infrastructure and personnel require substantial investments, such as replacing existing systems, some of which are older, legacy systems that are less flexible and efficient, with successor systems; making changes to existing systems, including the migration of applications to the cloud; maintaining or enhancing legacy systems that are not currently being replaced; or designing or cost-effectively acquiring new systems with new functionality. These efforts can result in significant potential risks, including failure of the systems to operate as designed, potential loss or corruption of data, cost overruns, or implementation delays or errors, and may result in operational challenges, security control failures, reputational harm, and increased costs that could adversely affect our business operations and results of operations.

Failure to maintain the security of sensitive personal information or other confidential information in our possession could subject us to litigation or regulatory enforcement action, cause reputational harm and cause us to incur substantial costs or have a material adverse impact on our business and financial condition.

Our business, like that of most retailers, involves the collection, processing, storage and transmission of personal information relating to our customers, suppliers and AutoZoners and confidential business information relating to AutoZone or other parties with which we do business. This information is handled by us as well as third-party service providers and vendors that provide us with various technology, systems, services and other resources that we use in connection with the handling of this information and in furtherance of our business objectives. Furthermore, we accept payments using a variety of methods, including credit, debit, electronic payments and gift cards, which present information security risks, and we may offer new payment options in the future presenting new risks of which we are currently unaware.

While addressing vulnerabilities is a priority for us, the methods used to obtain unauthorized access are constantly evolving, increasing in frequency and sophistication, and may be difficult to anticipate or detect for long periods of time. There can be no assurance that the security measures we or our third-party service providers and vendors have in place today or introduce in the future in an effort to keep up with growing and evolving risks will prevent or mitigate the impact of a cyber incident or provide us with sufficient visibility to determine if a cyber incident has occurred. Failure to maintain the security of the personal and other confidential information to which we have access could lead to private litigation, regulatory enforcement actions and reputational harm, all of which would require extensive time and financial resources to resolve and could have a material adverse impact our business and financial condition.

While we have not experienced a material breach of our information systems or data to date, unauthorized parties have in the past attempted, and will continue to attempt, to gain access to, or disrupt the effectiveness of, these systems and data as the result of a cyber-attack, employee misconduct, employee error, system compromises, fraud, hacking, phishing attempts, malware, ransomware, other malicious codes or other intentional or unintentional acts. Furthermore, hardware, software or other IT applications that we or a third party develop for our use may contain exploitable vulnerabilities, bugs or design defects or may involve other problems that could unexpectedly compromise information security. For example, in connection with the COVID-19 pandemic, public reports indicated there was a spike in cybersecurity attacks as shelter-in-place orders and work-from-home measures led businesses to increase reliance on virtual environments and communications systems, which had been the subject of increasing third-party vulnerabilities and security risks.

The cost to remediate and respond to a cyber incident involving unauthorized use, access, damage or loss of systems, data or other information could be significant. To the extent any cyber-attack or intrusion in our or one of our third-party service provider’s information systems results in the unauthorized access, loss, damage or misappropriation of information, we may be required under federal and state privacy laws to notify impacted individuals and face substantial liability due to claims arising from customers, financial institutions, regulatory authorities, payment card issuers and others. We maintain insurance coverage that may protect us from losses or claims in connection with certain incidents; however, our insurance coverage may not be sufficient to cover significant losses in any particular situation.

We are subject to a complex and evolving body of laws and regulations regarding data privacy and may face increased costs as a result of changes in, enforcement of, or the adoption of new laws and regulations. These costs may have a material adverse impact on our business and results of operations.

The regulatory environment related to information security, data collection, processing and use, and data privacy is becoming increasingly rigorous and complex. Multiple states in the U.S. have passed data protection laws designed to provide new rights to consumers and, in some cases, employees. The potential effects of the various laws regulating the collection, processing, transfer and use of personal or protected information are far-reaching and may require significant time, resources and costs to comply, may require changes to our existing practices and processes that are not advantageous to our business, and otherwise limit our ability to use data to provide a more personalized customer experience or as otherwise desired. In addition, failure to comply with applicable requirements by us or our business partners or third-party service providers or vendors could subject us to fines, sanctions, governmental investigations, lawsuits or reputational damage.

Additionally, while we seek to comply with these various laws as they take effect, many of the concepts are novel and rulemaking is not finalized. Given the short amount of time between finalized rulemaking and the dates these laws become effective and enforceable, there can be no assurance that compliance efforts taken by us in good faith will be sufficient, and we may be the subject of an investigation or enforcement action instituted by a state agency or other regulatory body.

Indebtedness, Financial and Market Risks

We are self-insured for certain costs associated with our operations and an increase in our insurance claims and expenses may have a material negative impact on us.

We are self-insured up to certain limits for workers’ compensation, employee group medical, general liability, product liability, property and automobile. The types and amounts of insurance may vary from time to time based on our decisions with respect to risk retention and regulatory requirements. Our reserves are established using historical trends and, where appropriate, using a third-party actuary to estimate costs to settle reported claims and claims incurred but not yet reported. Estimated costs are subject to a variety of assumptions and other factors including the severity, duration and frequency of claims, legal costs associated with claims, healthcare trends and projected inflation of related factors. Material increases in the number of insurance claims, changes to healthcare costs, accident frequency and severity, legal expenses and other factors could result in unfavorable difference between actual self-insurance costs and our reserve estimates. As a result, our self-insurance costs could increase which may adversely affect our business, results of operations, financial condition and cash flows.

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

We are subject to numerous federal, state and local laws and regulations, many of which are complex, frequently revised and subject to varying interpretations. These include laws governing employment and labor, wage and hour, environmental matters, proper handling and disposal of hazardous materials and waste, healthcare, data privacy, cybersecurity, the pricing and sale of goods, import and export compliance, transportation and logistics, consumer protection and advertising, among others. These laws may differ substantially in the areas where we operate. Although we have implemented policies and procedures to help ensure compliance with these laws, there can be no certainty that our employees and third parties with whom we do business will not take actions in violation of our policies or applicable laws. If we fail to comply with these laws, rules and regulations, or the manner in which they are interpreted or applied, we may be subject to governmental enforcement action or private litigation resulting in monetary penalties, reputational harm and increased costs of regulatory compliance. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation, including tax legislation such as the Inflation Reduction Act of 2022, could have an adverse impact, directly or indirectly, on our financial condition and results of operations. We may also be subject to investigations or audits by governmental authorities and regulatory agencies as a result of enforcing existing laws and regulations or changes in enforcement priorities, which can occur in the ordinary course of business or may result from increased scrutiny from a particular agency or toward a particular industry.

We may be adversely affected by legal, regulatory or market responses to global climate change.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our operations. For example, we have significant operations in California, where serious drought has made water less available and more costly and has increased the risk of wildfires. Changes in climate patterns leading to extreme heat waves or unusual cold weather at some of our locations can lead to increased energy usage and costs, or otherwise adversely impact our facilities and operations and disrupt our supply chains and distribution systems. Growing concern over climate change has led policy makers in the U.S. to consider the enactment of legislative and regulatory proposals that would impose mandatory requirements on greenhouse gas emissions. Such laws, if enacted, are likely to impact our business in a number of ways. For example, significant increases in fuel economy requirements, new federal or state restrictions on emissions of carbon dioxide or new federal or state incentive programs that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell. We may not be able to accurately predict, prepare for and respond to new kinds of technological innovations with respect to electric vehicles and other technologies that minimize emissions. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. Our inability to appropriately respond to such changes could adversely impact our business, financial condition, results of operations or cash flows.

Our reputation may be adversely affected if we are not able to achieve our Environmental, Social, and Governance (ESG) goals.

Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, and disclosure topics such as climate change, sustainability (including with respect to our supply chain), natural resources, waste reduction, energy, human capital, and risk oversight could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. We strive to deliver shared value through our business and our diverse stakeholders expect us to make progress in certain ESG priority issue areas. A failure or perceived failure to meet these expectations could adversely affect public perception of our business, employee morale or customer or shareholder support.

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

Macroeconomic conditions impact both our customers and our suppliers. Moreover, the U.S. government continues to operate under historically large deficits and debt burden. Continued distress in global credit markets, business failures, civil unrest, inflation, rising interest rates, foreign exchange rate fluctuations, significant geo-political conflicts, proposed or additional tariffs, continued volatility in energy prices, the impact of a public health crisis or pandemic (such as COVID-19), constraints on the global supply chain and other factors continue to affect the global economy. Moreover, rising energy prices could impact our merchandise distribution, commercial delivery, utility and product costs. It is unclear how such factors could impact our business in the short term. Over a longer period of time, these macroeconomic and geo-political conditions could adversely affect our sales growth, margins and overhead. These could adversely affect our financial condition and operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table reflects the square footage and number of leased and owned properties for our stores as of August 27, 2022:

	No. of	Store Square
	Stores	Footage(1)
Leased	3,786	25,063,509
Owned	3,157	21,371,930
Total	6,943	46,435,439

(1)	Square footage excludes store support centers, regional offices, distribution centers and the areas that hold the local mega hub and hub expanded assortment.

We have approximately 6.4 million square feet in distribution centers servicing our stores, of which approximately 1.5 million square feet is leased and the remainder is owned. Our 13 distribution centers are located in Arizona, California, Florida, Georgia, Illinois, Ohio, Pennsylvania, Tennessee, Texas, Washington, two in Mexico and one in Brazil. Our primary store support center is located in Memphis, Tennessee, and consists of approximately 320,000 square feet. We also have three additional store support centers located in Monterrey, Mexico; Chihuahua, Mexico and Sao Paulo, Brazil. Our primary International Sourcing Office is located in Shanghai, China. The ALLDATA headquarters in Elk Grove, California is leased, and we also own or lease other properties which are not material in the aggregate.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “AZO.” On October 17, 2022, there were 1,829 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.

We currently do not pay a dividend on our common stock. Our ability to pay dividends is subject to limitations imposed by Nevada law. Any future payment of dividends would be dependent upon our financial condition, capital requirements, earnings and cash flow.

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The program was most recently amended on October 4, 2022, to increase the repurchase authorization by $2.5 billion, bringing the total value of authorized share repurchases to $33.7 billion.

Shares of common stock repurchased by the Company during the quarter ended August 27, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
May 8, 2022 to June 4, 2022	104,375	$1,950.47	104,375	$1,853,994,652
June 5, 2022 to July 2, 2022	124,813	2,091.49	124,813	1,592,949,614
July 3, 2022 to July 30, 2022	145,865	2,158.08	145,865	1,278,161,281
July 31, 2022 to August 27, 2022	98,751	2,233.73	98,751	1,057,578,284
Total	473,804	$2,110.57	473,804	$1,057,578,284

The Company also repurchased, at market value, an additional 4,886, 7,611 and 8,287 shares in fiscal years 2022, 2021 and 2020, respectively, from employees electing to sell their stock under the Company’s Eighth Amended and Restated Employee Stock Purchase Plan (as amended from time to time, the “Employee Plan”), qualified under Section 423 of the Internal Revenue Code, under which all eligible employees may purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the Employee Plan, 6,238, 8,479 and 10,525 shares were sold to employees in fiscal 2022, 2021 and 2020, respectively. At August 27, 2022, 127,524 shares of common stock were reserved for future issuance under the Employee Plan.

Once executives have reached the maximum purchases under the Employee Plan, the Sixth Amended and Restated Executive Stock Purchase Plan (the “Executive Plan”) permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases by executives under the Executive Plan were 709, 997 and 1,204 shares in fiscal 2022, 2021 and 2020, respectively. At August 27, 2022, 233,655 shares of common stock were reserved for future issuance under the Executive Plan.

Stock Performance Graph

The graph below presents changes in the value of AutoZone’s stock as compared to Standard & Poor’s 500 Composite Index (“S&P 500”) and to Standard & Poor’s Retail Index (“S&P Retail Index”) for the five-year period beginning August 26, 2017 and ending August 27, 2022.

350%
300%
250%
200%
150%
100%
50%
0%
Aug-17
Aug-18
Aug-19
Aug-20
Aug-21
Aug-22
AutoZone
S&P 500
S&P Retail Index

Item 6. Reserved

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are the leading retailer and distributor of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at August 27, 2022, operated 6,168 stores in the U.S., 703 stores in Mexico and 72 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 27, 2022, in 5,342 of our domestic stores, we also had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in all stores in Mexico and Brazil. We also sell the ALLDATA brand automotive diagnostic, repair and shop management software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services.

Executive Summary

For fiscal 2022, we achieved record net income of $2.4 billion, an 11.9% increase over the prior year, and sales growth of $1.6 billion, an 11.1% increase over the prior year. Domestic commercial sales increased 26.5%, which represents 28.8% of our domestic auto parts sales. Both our retail sales and commercial sales grew this past year as we made progress on our initiatives aimed at improving our ability to say “Yes” to our customers more frequently and accelerating our commercial growth.

Our business is impacted by various factors within the economy that affect both our consumer and our industry, including but not limited to inflation, fuel costs, wage rates, supply chain disruptions, hiring and other economic conditions. Given the nature of these macroeconomic factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

One macroeconomic factor affecting our customers and our industry during fiscal 2022 was gas prices. During fiscal 2022, the average price per gallon of unleaded gasoline in the U.S. was $3.83, compared to $2.62 during fiscal 2021. We believe fluctuations in gas prices impact our customers’ level of disposable income. With approximately 11 billion gallons of unleaded gas consumption each month across the U.S., each $1 increase at the pump reduces approximately $11 billion of additional spending capacity to consumers each month. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

We have also experienced continued accelerated pressure on wages in the U.S. during fiscal 2022. Some of this is attributed to regulatory changes in certain states and municipalities, while the larger portion is being driven by general market pressures and some specific actions taken recently by other retailers. The regulatory changes are expected to continue, as evidenced by the areas that have passed legislation to increase employees’ wages substantially over the next few years.

During fiscal 2022, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 84% of total sales categories continuing to comprise our largest set of categories. While we have not experienced any fundamental shifts in our category sales mix as compared to previous years, in our domestic stores we see a slight decrease in mix of sales of the discretionary category and a slight increase in the maintence category compared to last year.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road.

Miles Driven

We believe as the number of miles driven increases, consumers’ vehicles are more likely to need service and maintenance, resulting in an increase in the need for automotive hard parts and maintenance items. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen certain time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including macroeconomic factors and the number of seven year old or older vehicles on the road. Since the beginning of the fiscal year and through July 2022 (latest publicly available information), miles driven in the U.S. increased by 4.6% compared to the same period in the prior year. We believe this increase is due to the nation returning to pre-pandemic levels, but we are unable to predict if this increase will continue, due to rising fuel prices, general macroeconomic conditions, or otherwise, or the extent of the impact it will have on our business.

Seven Year Old or Older Vehicles

As the number of seven year old or older vehicles on the road increases, we expect an increase in demand for the products we sell. We expect the aging vehicle population to continue to increase as consumers keep their cars longer in an effort to save money. Additionally, there is increased demand for used vehicles as a result of new vehicle inventory shortages.

We estimate vehicles are driven an average of approximately 12,500 miles each year. In seven years, the average miles driven equates to approximately 87,500 miles. Our experience is that at this point in a vehicle’s life, most vehicles are not covered by warranties and increased maintenance is needed to keep the vehicle operating.

According to the latest data provided by the Auto Care Association, as of January 1, 2022, the average age of light vehicles on the road was 12.2 years and these vehicles account for more than 40% of U.S. vehicles. The average age of light vehicles has exceeded 11 years since 2012.

Results of Operations

The following table highlights selected financial information over the past 5 years:

	Fiscal Year Ended August
(in thousands, except per share data, same store sales and selected operating data)	2022	2021(1)	2020(1)	2019(2)(3)	2018(3)

Income Statement Data
Net sales	$16,252,230	$14,629,585	$12,631,967	$11,863,743	$11,221,077
Cost of sales, including warehouse and delivery expenses	7,779,580	6,911,800	5,861,214	5,498,742	5,247,331
Gross profit	8,472,650	7,717,785	6,770,753	6,365,001	5,973,746
Operating, selling, general and administrative expenses	5,201,921	4,773,258	4,353,074	4,148,864	4,162,890
Operating profit	3,270,729	2,944,527	2,417,679	2,216,137	1,810,856
Interest expense, net	191,638	195,337	201,165	184,804	174,527
Income before income taxes	3,079,091	2,749,190	2,216,514	2,031,333	1,636,329
Income tax expense(4)	649,487	578,876	483,542	414,112	298,793
Net income(4)	$2,429,604	$2,170,314	$1,732,972	$1,617,221	$1,337,536
Diluted earnings per share(4)	$117.19	$95.19	$71.93	$63.43	$48.77
Weighted average shares for diluted earnings per share(4)	20,733	22,799	24,093	25,498	27,424
Same Store Sales
Increase in domestic comparable store net sales(5)	8.4%	13.6%	7.4%	3.0%	1.8%
Balance Sheet Data
Current assets	$6,627,984	$6,415,303	$6,811,872	$5,028,685	$4,635,869
Operating lease right-of-use assets(6)	2,918,817	2,718,712	2,581,677	—	—
Working capital (deficit)(12)	(1,960,409)	(954,451)	528,781	(483,456)	(392,812)
Total assets	15,275,043	14,516,199	14,423,872	9,895,913	9,346,980
Current liabilities	8,588,393	7,369,754	6,283,091	5,512,141	5,028,681
Debt	6,122,092	5,269,820	5,513,371	5,206,344	5,005,930
Finance lease liabilities, less current portion(6)	217,428	186,122	155,855	123,659	102,013
Operating lease liabilities, less current portion(6)	2,837,973	2,632,842	2,501,560	—	—
Stockholders’ deficit	(3,538,913)	(1,797,536)	(877,977)	(1,713,851)	(1,520,355)
Selected Operating Data
Number of locations at beginning of year	6,767	6,549	6,411	6,202	6,029
Sold locations(7)	—	—	—	—	26
New locations	177	219	138	209	201
Closed locations	1	1	—	—	2
Net new locations	176	218	138	209	199
Relocated locations	13	12	5	2	7
Number of locations at end of year	6,943	6,767	6,549	6,411	6,202
AutoZone domestic commercial programs	5,342	5,179	5,007	4,893	4,741
Inventory per location (in thousands)	$812	$686	$683	$674	$636
Total AutoZone store square footage (in thousands)	46,435	45,057	43,502	42,526	41,066
Average square footage per AutoZone store	6,688	6,658	6,643	6,633	6,621
Increase in AutoZone store square footage	3.1%	3.6%	2.3%	3.6%	3.5%
Average net sales per AutoZone store (in thousands)	$2,329	$2,160	$1,914	$1,847	$1,778
Net sales per AutoZone store average square foot	$349	$325	$288	$279	$269
Total employees at end of year (in thousands)	112	105	100	96	89
Inventory turnover(8)	1.5x	1.5x	1.3x	1.3x	1.3x
Accounts payable to inventory ratio	129.5%	129.6%	115.3%	112.6%	111.8%
After-tax return on invested capital(9)	52.9%	41.0%	35.7%	35.7%	32.1%
Adjusted debt to EBITDAR(10)	2.1	2.0	2.4	2.5	2.5
Net cash provided by operating activities (in thousands)(4)	$3,211,135	$3,518,543	$2,720,108	$2,128,513	$2,080,292
Cash flow before share repurchases and changes in debt (in thousands)(11)	$2,599,636	$3,048,841	$2,185,418	$1,758,672	$1,596,367
Share repurchases (in thousands)(12)	$4,359,991	$3,378,321	$930,903	$2,004,896	$1,592,013
Number of shares repurchased (in thousands)(12)	2,220	2,592	826	2,182	2,398

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
(4)  Fiscal 2022, 2021, 2020, 2019 and 2018 include excess tax benefits from stock option exercises of $63.2 million, $56.4 million, $20.9 million, $46.0 million, and $31.3 million, respectively.
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

Fiscal 2022 Compared with Fiscal 2021

For the fiscal year ended August 27, 2022, we reported net sales of $16.3 billion compared with $14.6 billion for the year ended August 28, 2021, a 11.1% increase from fiscal 2021. This growth was driven primarily by a domestic same store sales increase of 8.4% and net sales of $290.7 million from new stores. Domestic commercial sales increased $885.0 million, or 26.5%, over domestic commercial sales for fiscal 2021.

At August 27, 2022, we operated 6,168 domestic stores, 703 in Mexico and 72 in Brazil, compared with 6,051 domestic stores, 664 in Mexico and 52 in Brazil at August 28, 2021. We reported a total auto parts segment (domestic, Mexico and Brazil) sales increase of 11.0% for fiscal 2022.

Gross profit for fiscal 2022 was $8.5 billion, or 52.1% of net sales, a 62 basis point decrease compared with $7.7 billion, or 52.8% of net sales for fiscal 2021. The decrease in gross margin was primarily driven by the initiatives to accelerate growth in our commercial business.

Operating, selling, general and administrative expenses for fiscal 2022 increased to $5.2 billion, or 32.0% of net sales, from $4.8 billion, or 32.6% of net sales for fiscal 2021. The increase in operating expenses as a percentage of sales was driven by strong sales growth and a decrease in pandemic related expenses.

Interest expense, net for fiscal 2022 was $191.6 million compared with $195.3 million during fiscal 2021. Average borrowings for fiscal 2022 were $5.8 billion, compared with $5.4 billion for fiscal 2021. Weighted average borrowing rates were 3.29% and 3.28% for fiscal 2022 and 2021, respectively.

Our effective income tax rate was 21.1% of pre-tax income for fiscal 2022 and fiscal 2021. The benefit of stock options exercised for fiscal 2022 was $63.2 million compared to $56.4 million for fiscal 2021 (see “Note D – Income Taxes” in the Notes to Consolidated Financial Statements).

Net income for fiscal 2022 increased by 11.9% to $2.4 billion, and diluted earnings per share increased 23.1% to $117.19 from $95.19 in fiscal 2021. The impact on the fiscal 2022 diluted earnings per share from stock repurchases was an increase of $5.27.

Fiscal 2021 Compared with Fiscal 2020

A discussion of changes in our results of operations from fiscal 2020 to fiscal 2021 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended August 28, 2021, filed with the SEC on October 25, 2021, which is available free of charge on the SECs website at www.sec.gov and at www.autozone.com, by clicking “Investor Relations” located at the bottom of the page.

Quarterly Periods

Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consisted of 16 weeks in 2022, 2021 and 2020. Because the fourth quarter contains seasonally high sales volume and consists of 16 or 17 weeks, compared with 12 weeks for each of the first three quarters, our fourth quarter represents a disproportionate share of our annual net sales and net income. The fourth quarter of fiscal year 2022 represented 32.9% of annual sales and 33.3% of net income; the fourth quarter of fiscal year 2021 represented 33.6% of annual sales and 36.2% of net income; and the fourth quarter of fiscal year 2020 represented 36.0% of annual sales and 42.7% of net income.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products, and accessories. Continued progress on our initiatives improved our operating performance for the fiscal year. We believe that our cash generated from operating activities, available cash reserves and available credit, supplemented with our long-term borrowings will provide ample liquidity to fund our operations while allowing us to make strategic investments to support long-term growth initiatives and return excess cash to shareholders in the form of share repurchases. As of August 27, 2022, we held $264.4 million of cash and cash equivalents, as well as $2.2 billion in undrawn capacity on our revolving credit facility, without giving effect to commercial paper borrowings. We believe our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, repay our debt as it becomes due and fund our share repurchases over the short-term and long-term. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary.

Net cash provided by operating activities was $3.2 billion in 2022, $3.5 billion in 2021 and $2.7 billion in 2020. Cash flows from operations are unfavorable compared to last year primarily due to higher inventory purchase volume.

Our net cash flows used in investing activities were $648.1 million, $601.8 million and $497.9 million in fiscal 2022, 2021 and 2020, respectively. The increase in net cash used in investing activities in fiscal 2022 was primarily due to an increase in capital expenditures. We invested $672.4 million, $621.8 million and $457.7 million in capital assets in fiscal 2022, 2021 and 2020, respectively. The increase in capital expenditures from fiscal 2021 to fiscal 2022 was primarily driven by our growth initiatives, including hub and mega hub expansion projects and new stores. We had net new store openings of 176, 218 and 138 for fiscal 2022, 2021 and 2020, respectively. We invest a portion of our assets held by our wholly owned insurance captive in marketable debt securities. We purchased marketable debt securities of $56.0 million, $63.7 million and $90.9 million in fiscal 2022, 2021 and 2020, respectively. We had proceeds from the sale of marketable debt securities of $53.9 million, $95.4 million and $84.2 million in fiscal 2022, 2021 and 2020, respectively.

Net cash used in financing activities was $3.5 billion in fiscal 2022 and fiscal 2021 and $643.6 million in fiscal 2020. The net cash used in financing activities reflected purchases of treasury stock, which totaled $4.4 billion, $3.4 billion and $930.9 million for fiscal 2022, 2021 and 2020, respectively. The treasury stock purchases in fiscal 2022, 2021 and 2020 were primarily funded by cash flows from operations. During the year ended August 27, 2022, we repaid our $500 million 3.700% Senior Notes due April 2022 and issued $750 million of new debt compared to none in 2021 and $1.850 billion in 2020. In fiscal years 2022 and 2020 the proceeds from the issuance of debt were used for general corporate purposes.

The Company had net proceeds from the issuance of commercial paper and short term borrowing of $603.4 million during fiscal 2022. We did not have any commercial paper or short term borrowing activity during fiscal 2021 and the Company had net repayments of commercial paper and short term borrowings of $1.0 billion for 2020.

During fiscal 2023, we expect to increase the investment in our business as compared to fiscal 2022. Our investments are expected to be directed primarily to our supply chain initiatives, which includes expanded hub and mega hubs, as well as distribution center expansions and new stores. The amount of investments in our new stores is impacted by different factors, including whether the building and land are purchased (requiring higher investment) or leased (generally lower investment) and whether such buildings are located in the U.S., Mexico or Brazil, or located in urban or rural areas.

During fiscal 2022, 2021 and 2020 our capital expenditures increased by approximately 8% and 36% and decreased 8%, respectively. Fiscal 2021 capital expenditures increased due to delays in capital spending for the third and fourth quarter of fiscal 2020 related to COVID-19.

In addition to building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in arrangements with financial institutions whereby they factor their AutoZone receivables, allowing them to receive early payment from the financial institution on our invoices at a discounted rate. The terms of these agreements are between the vendor and the financial institution. Upon request from the vendor, we confirm to the vendor’s financial institution the balances owed to the vendor, the due date and agree to waive any right of offset to the confirmed balances. A downgrade in our credit or changes in the financial markets may limit the financial institutions’ willingness to participate in these arrangements, which may result in the vendor wanting to renegotiate payment terms. A reduction in payment terms would increase the working capital required to fund future inventory investments. Extended payment terms from our vendors have allowed us to continue our high accounts payable to inventory ratio. We had an accounts payable to inventory ratio of 129.5% at August 27, 2022 and 129.6% at August 28, 2021.

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

Our cash balances are held in various locations around the world. As of August 27, 2022, and August 29, 2021, cash and cash equivalents of $86.8 million and $80.4 million, respectively, were held outside of the U.S. and were generally utilized to support the liquidity needs in our foreign operations.

For the fiscal year ended August 27, 2022, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP measure, was 52.9% as compared to 41.0% for the comparable prior year period. Adjusted ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

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

As of August 27, 2022, we had no outstanding borrowings and $1.8 million of outstanding letters of credit under the Revolving Credit Agreement.

The Revolving Credit Agreement requires that our consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.5:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. Our consolidated interest coverage ratio as of August 27, 2022 was 7.4:1.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement and had an expiration in June 2022. On May 16, 2022, we amended and restated the letter of credit facility to, among other things, extend the facility through June 2025. As of August 27, 2022, we had $23.6 million in letters of credit outstanding under the letter of credit facility.

In addition to the outstanding letters of credit issued under the committed facility discussed above, we had $105.1 million in letters of credit outstanding as of August 27, 2022. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of August 27, 2022, our $603.4 million of commercial paper borrowings, the $300 million 2.875% Senior Notes due January 2023 and the $500 million 3.125% Senior Notes due July 2023 were classified as long-term in the Consolidated Balance Sheets as we have the current ability and intent to refinance them on a long-term basis through available capacity in our revolving credit facility. As of August 27, 2022, we had $2.2 billion of availability under our Revolving Credit Agreement, without giving effect to commercial paper borrowings, which would allow us to replace these short-term obligations with a long-term financing facility.

On January 18, 2022, we repaid the $500 million 3.700% Senior Notes due April 2022, which were callable at par in January 2022.

On March 15, 2021, we repaid the $250 million 2.500% Senior Notes due April 2021 which were callable at par in March 2021.

On August 1, 2022, we issued $750 million in 4.750% Senior Notes due August 2032 under our automatic shelf registration statement on Form S-3, filed with the SEC on July 19, 2022 (File No. 333-266209) (the “2022 Shelf Registration Statement”). The 2022 Shelf Registration Statement allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store or distribution center openings, stock repurchases and acquisitions. Proceeds from the debt issuance were used for general corporate purposes.

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

As of August 27, 2022, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

For the fiscal year ended August 27, 2022, our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.1:1 as compared to 2.0:1 as of the comparable prior year end. We calculate adjusted debt as the sum of total debt, finance lease liabilities and rent times six; and we calculate adjusted EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based compensation expense to net income. We target our debt levels to a specified ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings and believe this is important information for the management of our debt levels.

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

Stock Repurchases

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors (the “Board”). On March 23, 2021, the Board voted to increase the repurchase authorization from $24.7 to $26.2 billion. The Board voted to increase the repurchase authorization by $1.5 billion on October 5, 2021, $1.5 billion on December 15, 2021 and $2.0 billion on March 22, 2022, bringing the total authorization to $31.2 billion. From January 1998 to August 27, 2022, we have repurchased a total of 152.5 million shares at an aggregate cost of $30.1 billion. We repurchased 2.2 million, 2.6 million and 826 thousand shares of common stock at an aggregate cost of $4.4 billion, $3.4 billion and $930.9 million during fiscal 2022, 2021 and 2020, respectively. The increase in purchases of treasury stock for fiscal 2021 compared to fiscal 2020 was due to the temporary suspension of the share repurchase program during fiscal 2020 in order to preserve cash as a result of the uncertainty related to the pandemic. Purchases under the program resumed beginning in the first quarter of fiscal 2022. Considering cumulative repurchases as of August 27, 2022, we had $1.1 billion remaining under the Board’s authorization to repurchase our common stock. We will continue to evaluate current and expected business conditions and adjust the level of share repurchases under our share repurchase program as we deem appropriate.

For the fiscal year ended August 27, 2022, cash flow before share repurchases and changes in debt was $2.6 billion as compared to $3.0 billion during the comparable prior year period. Cash flow before share repurchases and changes in debt is calculated as the net increase or decrease in cash and cash equivalents less net increases or decreases in debt (excluding deferred financing costs) plus share repurchases. We use cash flow before share repurchases and changes in debt to calculate the cash flows remaining and available. We believe this is important information regarding our allocation of available capital where we prioritize investments in the business and utilize the remaining funds to repurchase shares, while maintaining debt levels that support our investment grade credit ratings. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

On October 4, 2022, the Board voted to authorize the repurchase of an additional $2.5 billion of our common stock in connection with our ongoing share repurchase program. Since the inception of the repurchase program in 1998, the Board has authorized $33.7 billion in share repurchases. Subsequent to August 27, 2022 and through October 17, 2022, we have repurchased 203,856 shares of common stock at an aggregate cost of $442.6 million. Considering the cumulative repurchases and the increase in authorization subsequent to August 27, 2022 and through October 17, 2022, we have $3.1 billion remaining under the Board’s authorization to repurchase its common stock.

Financial Commitments

The following table shows our significant contractual obligations as of August 27, 2022:

	Total	Payment Due by Period
	Contractual	Less than	Between	Between	Over
(in thousands)	Obligations	1 year	1‑3 years	3‑5 years	5 years

Debt(1)	$6,153,400	$1,403,400	$1,200,000	$1,000,000	$2,550,000
Interest payments(2)	1,093,088	187,838	326,425	242,300	336,525
Operating leases(3)	3,950,359	344,900	733,201	635,840	2,236,418
Finance leases(3)	336,709	94,226	137,509	60,281	44,693
Self-insurance reserves(4)	262,347	88,655	80,608	34,922	58,162
Construction commitments	91,526	91,526	—	—	—
	$11,887,429	$2,210,545	$2,477,743	$1,973,343	$5,225,798

(1)	Debt balances represent principal maturities, excluding interest, discounts, and debt issuance costs.
(2)	Represents obligations for interest payments on long-term debt.
(3)	Operating and finance lease obligations include related interest in accordance with ASU 2016-02, Leases (Topic 842).
(4)	Self-insurance reserves reflect estimates based on actuarial calculations and are presented net of insurance receivables. Although these obligations do not have scheduled maturities, the timing of future payments are predictable based upon historical patterns. Accordingly, we reflect the net present value of these obligations in our Consolidated Balance Sheets.

Our tax liability for uncertain tax positions, including interest and penalties, was $43.5 million at August 27, 2022. Approximately $3.3 million is classified as current liabilities and $40.2 million is classified as long-term liabilities. We did not reflect these obligations in the table above as we are unable to make an estimate of the timing of payments of the long-term liabilities due to uncertainties in the timing and amounts of the settlement of these tax positions.

Off-Balance Sheet Arrangements

The following table reflects outstanding letters of credit and surety bonds as of August 27, 2022:

Total
Other
(in thousands)	Commitments

Standby letters of credit	$130,494
Surety bonds	46,018
$176,512

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

Reconciliation of Non-GAAP Financial Measure: Cash Flow Before Share Repurchases and Changes in Debt

The following table reconciles net increase (decrease) in cash and cash equivalents to cash flow before share repurchases and changes in debt, which is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands)	2022	2021	2020	2019	2018

Net cash provided by/(used in):
Operating activities	$3,211,135	$3,518,543	$2,720,108	$2,128,513	$2,080,292
Investing activities	(648,099)	(601,778)	(497,875)	(491,846)	(521,860)
Financing activities	(3,470,497)	(3,500,417)	(643,636)	(1,674,088)	(1,632,154)
Effect of exchange rate changes on cash	506	4,172	(4,082)	(4,103)	(1,724)
Net (decrease)/increase in cash and cash equivalents	(906,955)	(579,480)	1,574,515	(41,524)	(75,446)
Less: increase/(decrease) in debt, excluding deferred financing costs	853,400	(250,000)	320,000	204,700	(79,800)
Plus: Share repurchases	4,359,991	3,378,321	930,903(1)	2,004,896	1,592,013
Cash flow before share repurchases and changes in debt	$2,599,636	$3,048,841	$2,185,418	$1,758,672	$1,596,367

(1)	During the third quarter of fiscal 2020, the Company temporarily suspended share repurchases under the share repurchase program in response to COVID-19.

Reconciliation of Non-GAAP Financial Measure: Adjusted After-tax ROIC

The following table calculates the percentage of ROIC. ROIC is calculated as after-tax operating profit (excluding rent) divided by invested capital (which includes a factor to capitalize operating leases). The ROIC percentages are presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands, except percentage)	2022	2021	2020	2019(1)	2018(2)

Net income	$2,429,604	$2,170,314	$1,732,972	$1,617,221	$1,337,536
Adjustments:
Impairment before tax	—	—	—	—	193,162
Pension termination charges before tax	—	—	—	—	130,263
Interest expense	191,638	195,337	201,165	184,804	174,527
Rent expense(3)	373,278	345,380	329,783	332,726	315,580
Tax effect(4)	(119,197)	(114,091)	(115,747)	(105,576)	(211,806)
Deferred tax liabilities, net of repatriation tax(5)	—	—	—	(6,340)	(132,113)
Adjusted after-tax return	$2,875,323	$2,596,940	$2,148,173	$2,022,835	$1,807,149

Average debt(6)	$5,712,301	$5,416,471	$5,375,356	$5,126,286	$5,013,678
Average stockholders’ deficit(6)	(2,797,181)	(1,397,892)	(1,542,355)	(1,615,339)	(1,433,196)
Add: Rent x 6(3)(7)	2,239,668	2,072,280	1,978,696	1,996,358	1,893,480
Average finance lease liabilities(6)	284,453	237,267	203,998	162,591	156,198
Invested capital	$5,439,241	$6,328,126	$6,015,695	$5,669,896	$5,630,160

Adjusted after-tax ROIC	52.9%	41.0%	35.7%	35.7%	32.1%

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

	Fiscal Year Ended August
(in thousands, except ratio)	2022	2021	2020	2019 (1)	2018 (2)

Net income	$2,429,604	$2,170,314	$1,732,972	$1,617,221	$1,337,536
Add: Impairment before tax	—	—	—	—	193,162
Pension termination charges before tax	—	—	—	—	130,263
Add: Interest expense	191,638	195,337	201,165	184,804	174,527
Income tax expense	649,487	578,876	483,542	414,112	298,793
EBIT	3,270,729	2,944,527	2,417,679	2,216,137	2,134,281
Add: Depreciation and amortization expense	442,223	407,683	397,466	369,957	345,084
Rent expense(1)	373,278	345,380	329,783	332,726	315,580
Share-based expense	70,612	56,112	44,835	43,255	43,674
EBITDAR	$4,156,842	$3,753,702	$3,189,763	$2,962,075	$2,838,619

Debt	$6,122,092	$5,269,820	$5,513,371	$5,206,344	$5,005,930
Financing lease liabilities	310,305	276,054	223,353	179,905	154,303
Add: Rent x 6(3)(7)	2,239,668	2,072,280	1,978,696	1,996,358	1,893,480
Adjusted debt	$8,672,065	$7,618,154	$7,715,420	$7,382,607	$7,053,713
Adjusted debt to EBITDAR	2.1	2.0	2.4	2.5	2.5

(1)	The fiscal year ended August 31, 2019 consisted of 53 weeks.
(2)	For fiscal 2018, after-tax operating profit was adjusted for impairment charges and pension settlement charges.
(3)	Effective September 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), the new lease accounting standard that required the Company to recognize operating lease assets and liabilities in the balance sheet. The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the 52 weeks ended, August 27, 2022, August 28, 2021 and August 29, 2020.

	For the year ended
(in thousands)	August 27, 2022	August 28, 2021	August 29, 2020

Total lease cost, per ASC 842	$470,563	$427,443	$415,505
Less: Finance lease interest and amortization	(69,564)	(56,334)	(60,275)
Less: Variable operating lease components, related to insurance and common area maintenance	(27,721)	(25,729)	(25,447)
Rent expense	$373,278	$345,380	$329,783

(4)	For fiscal 2022, 2021, and 2020, the effective tax rate was 21.1%, 21.1%, and 21.8%, respectively. The effective tax rate during fiscal 2018 was 24.2% for impairment, 28.1% for pension termination and 26.2% for interest and rent expense.
(5)	For fiscal 2019 and fiscal 2018 after-tax operating profit was adjusted for the impact of the revaluation of deferred tax liabilities, net of repatriation tax.
(6)	All averages are computed based on trailing five quarters.
(7)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.

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

Self-Insurance Reserves

We retain a significant portion of the risks associated with workers’ compensation, general, product liability, property and vehicle liability; and we obtain third party insurance to limit the exposure related to certain of these risks. Our self-insurance reserve estimates totaled $264.3 million at August 27, 2022, and $284.0 million at August 28, 2021. Where estimates are possible, losses covered by insurance are recognized on a gross basis with a corresponding insurance receivable.

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

Management believes that the various assumptions developed and actuarial methods used to determine our self- insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management, and as a result these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about healthcare costs, the severity of accidents and the incidence of illness, the average size of claims and other factors could cause actual claim costs to vary from our assumptions and estimates, causing our reserves to be overstated or understated. For instance, a 10% change in our self-insurance liability would have affected net income by approximately $18.2 million for fiscal 2022.

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

If the discount rate used to calculate the present value of these reserves changed by 25 basis points, net income would have been affected by approximately $1.2 million for fiscal 2022.

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

We regularly review our tax reserves for these items and assess the adequacy of the amount we have recorded. As of August 27, 2022, we had approximately $43.5 million reserved for uncertain tax positions.

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

We believe our estimates to be reasonable and have not experienced material adjustments to our reserves in the previous three years; however, actual results could differ from our estimates, and we may be exposed to gains or losses. Specifically, management has used judgment and made assumptions to estimate the likely outcome of uncertain tax positions. Additionally, to the extent we prevail in matters for which a liability has been established, or must pay in excess of recognized reserves, our effective tax rate in any particular period could be affected.

Vendor Allowances

We receive various payments and allowances from our vendors through a variety of programs and arrangements, including allowances for warranties, advertising and general promotion of vendor products. Vendor allowances are treated as a reduction of the cost of inventory, unless they are provided as a reimbursement of specific, incremental, identifiable costs incurred by the Company in selling the vendor’s products. Approximately 86% of the vendor funds received during fiscal 2022 were recorded as a reduction of the cost of inventories and recognized as a reduction to cost of sales as these inventories are sold.

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

We have historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. We reflect the current fair value of all interest rate hedge instruments as a component of either other current assets or accrued expenses and other. Our interest rate hedge instruments are designated as cash flow hedges. As of August 27, 2022 and August 28, 2021, no such interest rate swaps were outstanding.

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

The fair value of our debt was estimated at $5.9 billion as of August 27, 2022, and $5.7 billion as of August 28, 2021, based on the quoted market prices for the same or similar debt issues or on the current rates available to us for debt having the same remaining maturities. Such fair value is less than the carrying value of debt by $182.8 million and greater than the carrying value of debt by $413.1 million at August 27, 2022 and August 28, 2021, respectively, which reflects its face amount, adjusted for any unamortized debt issuance costs and discounts.

We had $603.4 million in variable rate debt outstanding at August 27, 2022 and none in August 28, 2021.

We had outstanding fixed rate debt of $5.5 billion, net of unamortized debt issuance costs of $31.3 million, at August 27, 2022, and $5.3 billion, net of unamortized debt issuance costs of $30.2 million, at August 28, 2021. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by approximately $230.5 million at August 27, 2022.

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

We view our investments in Mexican subsidiaries as long-term. As a result, we generally do not hedge these net investments. The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the year-end exchange rates was $270.2 million at August 27, 2022 and $310.1 million at August 28, 2021. The year-end exchange rates with respect to the Mexican peso decreased less than 1.0% with respect to the U.S. dollar during fiscal 2022 and increased by approximately 10% with respect to the U.S. dollar during fiscal 2021. The potential loss in value of our net assets in the Mexican subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at August 27, 2022 and August 28, 2021, would have been approximately $24.6 million and approximately $28.2 million, respectively. Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the foreign currency translation component of Accumulated Other Comprehensive Loss, unless the Mexican subsidiaries are sold or otherwise disposed. A hypothetical 10 percent adverse change in average exchange rates would not have a material impact on our results of operations.

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of August 27, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of August 27, 2022.

Our independent registered public accounting firm, Ernst & Young LLP (PCAOB ID: 42), audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting as of August 27, 2022 is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AutoZone, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AutoZone Inc.’s internal control over financial reporting as of August 27, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AutoZone, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 27, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 27, 2022 and August 28, 2021, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended August 27, 2022, and the related notes and our report dated October 24, 2022 expressed an unqualified opinion thereon.

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

October 24, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AutoZone, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AutoZone, Inc. (the Company) as of August 27, 2022 and August 28, 2021, the related consolidated statements of income, comprehensive income, stockholders' deficit, and cash flows for each of the three years in the period ended August 27, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 27, 2022 and August 28, 2021, and the results of its operations and its cash flows for each of the three years in the period ended August 27, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 27, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 24, 2022, expressed an unqualified opinion thereon.

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

At August 27, 2022, the Company’s self-insurance reserve estimate was $264.3 million. As more fully described in Note A of the consolidated financial statements, the Company retains a significant portion of the risks associated with workers’ compensation, general liability, product liability, property and vehicle insurance. Accordingly, the Company utilizes various methods, including analyses of historical trends and actuarial methods, to estimate the costs of these risks.

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

How We Addressed the Matter in Our Audit

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

Memphis, Tennessee

October 24, 2022

AutoZone, Inc. Consolidated Statements of Income

	Year Ended
	August 27,	August 28,	August 29,
(in thousands, except per share data)	2022	2021	2020

Net sales	$16,252,230	$14,629,585	$12,631,967
Cost of sales, including warehouse and delivery expenses	7,779,580	6,911,800	5,861,214
Gross profit	8,472,650	7,717,785	6,770,753
Operating, selling, general and administrative expenses	5,201,921	4,773,258	4,353,074
Operating profit	3,270,729	2,944,527	2,417,679
Interest expense, net	191,638	195,337	201,165
Income before income taxes	3,079,091	2,749,190	2,216,514
Income tax expense	649,487	578,876	483,542
Net income	$2,429,604	$2,170,314	$1,732,972

Weighted average shares for basic earnings per share	20,107	22,237	23,540
Effect of dilutive stock equivalents	626	562	553
Weighted average shares for diluted earnings per share	20,733	22,799	24,093

Basic earnings per share	$120.83	$97.60	$73.62
Diluted earnings per share	$117.19	$95.19	$71.93

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Statements of Comprehensive Income

	Year Ended
	August 27,	August 28,	August 29,
(in thousands)	2022	2021	2020

Net income	$2,429,604	$2,170,314	$1,732,972
Other comprehensive income (loss):
Foreign currency translation adjustments	7,448	44,683	(66,723)
Unrealized (losses) gains on marketable debt securities, net of taxes	(2,760)	(1,256)	1,254
Net derivative activities, net of taxes	2,762	2,839	(19,461)
Total other comprehensive income (loss)	7,450	46,266	(84,930)
Comprehensive income	$2,437,054	$2,216,580	$1,648,042

(1)

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Balance Sheets

	August 27,	August 28,
(in thousands)	2022	2021

Assets
Current assets:
Cash and cash equivalents	$264,380	$1,171,335
Accounts receivable	504,886	378,392
Merchandise inventories	5,638,004	4,639,813
Other current assets	220,714	225,763
Total current assets	6,627,984	6,415,303

Property and equipment:
Land	1,299,981	1,261,509
Buildings and improvements	4,486,676	4,277,593
Equipment	2,650,831	2,407,046
Leasehold improvements	724,095	644,345
Construction in progress	291,588	216,685
Property and equipment	9,453,171	8,807,178
Less: Accumulated depreciation and amortization	(4,282,752)	(3,950,287)
	5,170,419	4,856,891

Operating lease right-of-use assets	2,918,817	2,718,712
Goodwill	302,645	302,645
Deferred income taxes	52,047	41,043
Other long-term assets	203,131	181,605
	3,476,640	3,244,005
Total assets	$15,275,043	$14,516,199

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,301,347	$6,013,924
Current portion of operating lease liabilities	243,407	236,568
Accrued expenses and other	1,008,701	1,039,788
Income taxes payable	34,938	79,474
Total current liabilities	8,588,393	7,369,754

Long-term debt	6,122,092	5,269,820
Operating lease liabilities, less current portion	2,837,973	2,632,842
Deferred income taxes	533,884	337,125
Other long-term liabilities	731,614	704,194

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 20,732 shares issued and 19,126 shares outstanding as of August 27, 2022; 23,007 shares issued and 21,138 shares outstanding as of August 28, 2021	207	230
Additional paid-in capital	1,354,252	1,465,669
Retained deficit	(1,330,067)	(419,829)
Accumulated other comprehensive loss	(300,536)	(307,986)
Treasury stock, at cost	(3,262,769)	(2,535,620)
Total stockholders’ deficit	(3,538,913)	(1,797,536)
Total liabilities and stockholders' deficit	$15,275,043	$14,516,199

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Statements of Cash Flows

	Year Ended
	August 27,	August 28,	August 29,
(in thousands)	2022	2021	2020

Cash flows from operating activities:
Net income	$2,429,604	$2,170,314	$1,732,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	442,223	407,683	397,466
Amortization of debt origination fees	11,276	12,858	10,730
Deferred income taxes	185,594	(34,432)	51,077
Share-based compensation expense	70,612	56,112	44,835
Changes in operating assets and liabilities:
Accounts receivable	(125,732)	(11,039)	(58,564)
Merchandise inventories	(990,686)	(138,517)	(184,174)
Accounts payable and accrued expenses	1,224,692	1,029,912	531,131
Income taxes payable	(10,517)	29,467	90,172
Other, net	(25,931)	(3,815)	104,463
Net cash provided by operating activities	3,211,135	3,518,543	2,720,108

Cash flows from investing activities:
Capital expenditures	(672,391)	(621,767)	(457,736)
Purchase of marketable debt securities	(56,040)	(63,676)	(90,949)
Proceeds from sale of marketable debt securities	53,882	95,393	84,237
Investment in tax credit equity investments	(31,537)	(41,712)	(45,190)
Proceeds from disposal of capital assets and other, net	57,987	29,984	11,763
Net cash used in investing activities	(648,099)	(601,778)	(497,875)

Cash flows from financing activities:
Net proceeds from/(payments of) commercial paper	603,400	—	(1,030,000)
Proceeds from issuance of debt	750,000	—	1,850,000
Repayment of debt	(500,000)	(250,000)	(500,000)
Net proceeds from sale of common stock	113,934	187,757	68,392
Purchase of treasury stock	(4,359,991)	(3,378,321)	(930,903)
Repayment of principal portion of finance lease liabilities	(67,182)	(59,853)	(52,158)
Other, net	(10,658)	—	(48,967)
Net cash used in financing activities	(3,470,497)	(3,500,417)	(643,636)

Effect of exchange rate changes on cash	506	4,172	(4,082)

Net (decrease)/increase in cash and cash equivalents	(906,955)	(579,480)	1,574,515
Cash and cash equivalents at beginning of period	1,171,335	1,750,815	176,300
Cash and cash equivalents at end of period	$264,380	$1,171,335	$1,750,815

Supplemental cash flow information:
Interest paid, net of interest cost capitalized	$178,561	$187,948	$161,864
Income taxes paid	$461,232	$574,854	$339,486
Leased assets obtained in exchange for new finance lease liabilities	$100,711	$112,095	$115,867
Leased assets obtained in exchange for new operating lease liabilities	$527,966	$444,626	$425,018

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Statements of Stockholders’ Deficit

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 31, 2019	25,445	$254	$1,264,448	$(1,305,347)	$(269,322)	$(1,403,884)	$(1,713,851)
Net income	—	—	—	1,732,972	—	—	1,732,972
Total other comprehensive income	—	—	—	—	(84,930)	—	(84,930)
Purchase of 826 shares of treasury stock	—	—	—	—	—	(930,903)	(930,903)
Retirement of treasury shares	(1,912)	(19)	(99,686)	(1,878,595)	—	1,978,300	—
Issuance of common stock under stock options and stock purchase plans	164	2	74,985	—	—	—	74,987
Share-based compensation expense	—	—	43,748	—	—	—	43,748
Balance at August 29, 2020	23,697	237	1,283,495	(1,450,970)	(354,252)	(356,487)	(877,977)
Net income	—	—	—	2,170,314	—	—	2,170,314
Total other comprehensive income	—	—	—	—	46,266	—	46,266
Purchase of 2,592 shares of treasury stock	—	—	—	—	—	(3,378,321)	(3,378,321)
Retirement of treasury shares	(1,044)	(10)	(60,005)	(1,139,173)	—	1,199,188	—
Issuance of common stock under stock options and stock purchase plans	354	3	187,754	—	—	—	187,757
Share-based compensation expense	—	—	54,425	—	—	—	54,425
Balance at August 28, 2021	23,007	230	1,465,669	(419,829)	(307,986)	(2,535,620)	(1,797,536)
Net income	—	—	—	2,429,604	—	—	2,429,604
Total other comprehensive income	—	—	—	—	7,450	—	7,450
Purchase of 2,220 shares of treasury stock	—	—	—	—	—	(4,359,991)	(4,359,991)
Retirement of treasury shares	(2,484)	(25)	(292,975)	(3,339,842)	—	3,632,842	—
Issuance of common stock under stock options and stock purchase plans	209	2	113,932	—	—	—	113,934
Share-based compensation expense	—	—	67,626	—	—	—	67,626
Balance at August 27, 2022	20,732	$207	$1,354,252	$(1,330,067)	$(300,536)	$(3,262,769)	$(3,538,913)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

Business: AutoZone, Inc. (“AutoZone” or the “Company”) is the leading retailer and distributor of automotive replacement parts and accessories in the Americas. At the end of fiscal 2022, the Company operated 6,168 stores in the U.S., 703 stores in Mexico and 72 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At the end of fiscal 2022, 5,342 of the domestic stores had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. The Company also had commercial programs in all stores in Mexico and Brazil. The Company sells the ALLDATA brand automotive diagnostic, repair and shop management software through www.alldata.com. Additionally, the Company sells automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and its commercial customers can make purchases through www.autozonepro.com. The Company also provides product information on its Duralast branded products through www.duralastparts.com. The Company does not derive revenue from automotive repair or installation services.

Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks ending on the last Saturday in August. Fiscal 2022, 2021 and 2020 represented 52 weeks.

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

The Company considers its investment in these tax credit funds as an investment in a variable interest entity (“VIE”). The Company evaluates the investment in any VIE to determine whether it is the primary beneficiary. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. As of August 27, 2022, the Company held tax credit equity investments that were deemed to be VIE’s and determined that it was not the primary beneficiary of the entities, as it did not have the power to direct the activities that most significantly impacted the entity and accounted for this investment using the equity method. The Company’s maximum exposure to losses is limited to its net investment, which was $14.1 million as of August 27, 2022 and $11.8 million as of August 28, 2021 and was included within the Other long-term assets caption in the accompanying Consolidated Balance Sheets.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash equivalents consist of investments with original maturities of 90 days or less at the date of purchase. Cash equivalents include proceeds due from credit and debit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash and cash equivalents were $78.4 million at August 27, 2022 and $70.5 million at August 28, 2021.

Cash balances are held in various locations around the world. Cash and cash equivalents of $86.8 million and $80.4 million were held outside of the U.S. as of August 27, 2022, and August 28, 2021, respectively, and were generally utilized to support the liquidity needs in foreign operations.

Accounts Receivable: Effective in fiscal 2021, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires the Company to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, based on historical experience, current market conditions and supportable forecasts. The Company’s accounts receivable primarily consists of receivables from commercial customers. The Company routinely grants credit to certain commercial customers on a short-term basis consisting primarily of daily, weekly or monthly terms. The risk of credit loss in its trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms and diversification of customers, as well as the low dollar value for its typical sales transaction.

Receivables are presented net of an allowance for credit losses. Allowances for expected credit losses are determined based on historical experience, the current economic environment, our expectations of future economic conditions and the current evaluation of the composition of accounts receivable. The Company will apply adjustments for specific factors and current economic conditions as needed at each reporting date. The Company’s allowance for credit losses are included in “Accounts receivable” on the accompanying Consolidated Balance Sheets as of August 27, 2022 and August 28, 2021. The balance of the allowance for credit losses was $9.5 million at August 27, 2022, and $11.4 million at August 28, 2021.

Vendor Receivables: The Company’s vendor receivables primarily consist of balances arising from its vendors through a variety of programs and arrangements, including rebates, allowances, promotional funds and reimbursement of specific, incremental, identifiable costs incurred by the Company in selling the vendors’ products. The amounts to be received are prescribed by the terms of the vendor agreements and therefore collection of such amounts is generally not at risk. The Company regularly reviews vendor receivables for collectability and assesses the need for an allowance for credit losses based on an evaluation of the vendors’ financial positions and corresponding abilities to meet financial obligations. Management does not believe there is a reasonable likelihood that the Company will be unable to collect the receivables from vendors and did not record a reserve for expected credit losses from vendors in the Consolidated Financial Statements as of August 27, 2022 and August 28, 2021.

Merchandise Inventories: Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or market for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. Due to historical price deflation on the Company’s merchandise purchases prior to the current fiscal year, the Company had previously exhausted its LIFO credit reserve balance. As the Company’s policy is to not write up inventory in excess of replacement cost, the difference between LIFO cost and replacement cost was disclosed at $335.3 million at August 28, 2021. Due to recent price inflation on the Company’s merchandise purchases, primarily driven by increased freight costs, the Company recorded a LIFO credit reserve balance of $15.0 million at August 27, 2022, which resulted in a non-cash charge to cost of sales.

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

Goodwill: The cost in excess of fair value of identifiable net assets of businesses acquired is recorded as goodwill. Goodwill has not been amortized since fiscal 2001, but an analysis is performed at least annually to compare the fair value of the reporting unit to the carrying amount to determine if any impairment exists. The Company had approximately $302.6 million of goodwill, which is allocated to the Auto Parts Stores operating segment at August 27, 2022 and August 28, 2021. The Company performs its annual impairment assessment in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. In the fourth quarter of fiscal 2022 and 2021, the Company concluded its remaining goodwill was not impaired.

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

AutoZone’s financial market risk results primarily from changes in interest rates. At times, AutoZone reduces its exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts, treasury lock agreements and forward-starting interest rate swaps. All of the Company’s interest rate hedge instruments are designated as cash flow hedges. (Refer to “Note H – Derivative Financial Instruments” for additional disclosures regarding the Company’s derivative instruments and hedging activities.) Cash flows related to these instruments designated as qualifying hedges are reflected in the accompanying Consolidated Statements of Cash Flows in the same categories as the cash flows from the items being hedged. The resulting gain or loss from such settlement is deferred to Accumulated Other Comprehensive Loss and reclassified to interest expense over the term of the underlying debt. This reclassification of the deferred gains and losses impacts the interest expense recognized on the underlying debt that was hedged.

Foreign Currency: The Company accounts for its foreign operations using the local market currency and converts its financial statements from these currencies to U.S. dollars. The cumulative loss on currency translation is recorded as a component of Accumulated Other Comprehensive Loss (Refer to “Note G – Accumulated Other Comprehensive Loss” for additional information regarding the Company’s Accumulated Other Comprehensive Loss.)

Self-Insurance Reserves: The Company retains a significant portion of the risks associated with workers’ compensation, general liability, product liability, property and vehicle insurance. The Company obtains third party insurance to limit the exposure related to certain of these risks. The reserve for the Company’s liability associated with these risks totaled $264.3 million and $284.0 million at August 27, 2022 and August 28, 2021, respectively.

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

Revenue Recognition: The Company’s primary source of revenue is derived from the sale of automotive aftermarket parts and merchandise to its retail and commercial customers. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, in an amount representing the consideration the Company expects to receive in exchange for selling products to its customers. Shipping and handling activities are considered activities to fullfill the order, and therefore are not evaluated as a separate performance oligation. Sales are recorded net of variable consideration in the period incurred, including discounts, sales incentives and rebates, sales taxes and estimated sales returns. Sales returns are based on historical return rates. The Company may enter into contracts that include multiple combinations of products and services, which are accounted for as separate performance obligations and do not require significant judgment.

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

A portion of the Company’s transactions include the sale of auto parts that contain a core component. The core component represents the recyclable portion of the auto part. Customers are not charged for the core component of the new part if a used core is returned at the point of sale of the new part; otherwise the Company charges customers a specified amount for the core component. The Company refunds that same amount in the event the customer returns a used core to the store at a later date. The Company does not recognize sales or cost of sales for the core component of these transactions when a used part is returned or expected to be returned from the customer.

There were no material contract assets, liabilities or deferred costs recorded on the Consolidated Balance Sheet as of August 27, 2022 and August 28, 2021. Revenue related to unfulfilled performance obligations as of August 27, 2022 and August 28, 2021 is not significant. (Refer to “Note P – Segment Reporting” for additional information related to revenue recognized during the period.)

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

The Company expenses advertising costs as incurred. Advertising expense, net of vendor promotional funds, was $97.1 million in fiscal 2022, $85.9 million in fiscal 2021 and $77.6 million in fiscal 2020. Vendor promotional funds, which reduced advertising expense, amounted to $52.1 million in fiscal 2022, $53.2 million in fiscal 2021 and $39.4 million in fiscal 2020.

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

Earnings per Share: Basic earnings per share is based on the weighted average outstanding common shares. Diluted earnings per share is based on the weighted average outstanding common shares adjusted for the effect of common stock equivalents, which are primarily stock options. There were 142,887, 171,652 and 169,460 stock options excluded for the year ended August 27, 2022, August 28, 2021 and August 29, 2020, respectively because they would have been anti-dilutive.

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

Risk and Uncertainties: In fiscal 2022, one class of similar products accounted for approximately 13 percent of the Company’s total revenues. No other class of similar products accounted for 10 percent or more of total revenues, and no individual vendor provided more than 10 percent of total purchases.

Recently Issued Accounting Pronouncements:

In November 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance, which requires annual disclosures for entities receiving government assistance to provide more transparency.This ASU is effective for fiscal years beginning after December 15, 2021 and will be effective for the Company for fiscal 2023. The Company is currently evaluating the new guidance to determine the impact the adoption will have on the Company's consolidated financial statements and related disclosures.

Note B – Share-Based Payments

Overview of Share-Based Payment Plans

The Company has several active and inactive equity incentive plans under which the Company has been authorized to grant share-based awards to key employees and non-employee directors. Awards under these plans have been in the form of restricted stock, restricted stock units, stock options, stock appreciation rights and other awards as defined by the plans. The Company also has an Employee Stock Purchase Plan that allows employees to purchase Company shares at a discount subject to certain limitations. The Company also has an Executive Stock Purchase Plan which permits all eligible executives to purchase AutoZone’s common stock using up to twenty-five percent of his or her annual salary and bonus.

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

AutoZone, Inc. Director Compensation Program

Under the Company’s Director Compensation Program (the “Program”), non-employee directors will receive their compensation in awards of restricted stock units under the 2020 Omnibus Plan, with an option for a certain portion of a director’s compensation to be paid in cash at the non- employee director’s election. Under the Program, restricted stock units are granted on January 1 of each year (the “Grant Date”). The number of restricted stock units is determined by dividing the amount of the annual retainer by the fair market value of the shares of common stock as of the Grant Date. The restricted stock units are fully vested on the date of grant and are paid in shares of the Company’s common stock on the first or the fifth anniversary of the Grant Date (at the Director’s election) or if sooner, the date the non-employee director ceases to be a member of the Board (“Separation from Service”). The cash portion of the award, if elected, is paid ratably over each calendar quarter.

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $70.6 million for fiscal 2022, $56.1 million for fiscal 2021 and $44.8 million for fiscal 2020.

General terms and methods of valuation for the Company’s share-based awards are as follows:

Stock Options

The Company grants options to purchase common stock to certain of its employees under its plan at prices equal to the market value of the stock on the date of grant. Options have a term of ten years from grant date. Employee options generally vest in equal annual installments on the first, second, third and fourth anniversaries of the grant date and generally have 90 days after the service relationship ends, or one year after death, to exercise all vested options, unless retirement provisions are met. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date.

The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The following table presents the weighted average for key assumptions used in determining the fair value of options granted and the related share-based compensation expense:

	Year Ended
	August 27,	August 28,	August 29,
	2022	2021	2020

Expected price volatility	28%	28%	22%
Risk-free interest rate	1.1%	0.4%	1.4%
Weighted average expected lives (in years)	5.6	5.6	5.5
Forfeiture rate	10%	10%	10%
Dividend yield	0%	0%	0%

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

The weighted average grant date fair value per share of options granted was $463.45 during fiscal 2022, $304.31 during fiscal 2021 and $252.54 during fiscal 2020. The intrinsic value of options exercised was $282.7 million in fiscal 2022, $280.1 million in fiscal 2021 and $101.9 million in fiscal 2020. The total fair value of options vested was $39.3 million in fiscal 2022, $44.7 million in fiscal 2021 and $39.1 million in fiscal 2020.

The Company generally issues new shares when options are exercised. The following table summarizes information about stock option activity for the year ended August 27, 2022:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number	Average	Term	Value
	of Shares	Exercise Price	(in years)	(in thousands)

Outstanding – August 28, 2021	1,208,054	$790.41
Granted	164,532	1,652.86
Exercised	(203,310)	582.42
Forfeited/Cancelled	(30,176)	1,198.93
Outstanding – August 27, 2022	1,139,100	941.28	5.88	$1,391,686

Exercisable	739,757	746.60	4.64	1,047,804
Expected to vest	380,857	1,296.02	8.15	330,203
Available for future grants	1,023,688

As of August 27, 2022, total unrecognized share-based compensation expense related to stock options, net of estimated forfeitures, was approximately $59.0 million, before income taxes, and will be recognized over an estimated weighted average period of 2.8 years.

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

As of August 27, 2022, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $10.1 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.5 years.

Transactions related to restricted stock units for the fiscal year ended August 27, 2022 are as follows:

		Weighted-
	Number	Average Grant
	of Shares	Date Fair Value

Nonvested at August 28, 2021	15,751	$1,005.41
Granted	5,551	1,740.19
Vested	(6,572)	1,159.53
Forfeited	(1,999)	1,149.97
Nonvested at August 27, 2022	12,731	$1,223.61

Stock Appreciation Rights

At August 27, 2022 and August 28, 2021, the Company had $10.4 million and $7.5 million, respectively of accrued compensation expense. There were 4,822 outstanding units issued under the 2003 Comp Plan and prior plans. As directors retire, this balance will be reduced. No additional shares of stock or units will be issued in future years under the 2003 Comp Plan or prior plans.

Employee Stock Purchase Plan and Executive Stock Purchase Plan

The Company recognized $3.2 million in compensation expense related to the discount on the selling of shares to employees and executives under the various share purchase plans in fiscal 2022, $2.5 million in fiscal 2021 and $3.1 million in fiscal 2020. Under the Employee Plan, 6,238, 8,479 and 10,525 shares were sold to employees in fiscal 2022, 2021 and 2020, respectively. The Company repurchased 4,886, 7,611 and 8,287 shares in fiscal 2022, 2021 and 2020, respectively, all at market value from employees electing to sell their stock. Purchases under the Executive Plan were 709, 997 and 1,204 shares in fiscal 2022, 2021 and 2020, respectively. Issuances of shares under the Employee Plan are netted against repurchases and such repurchases are not included in share repurchases disclosed in “Note K – Stock Repurchase Program.” At August 27, 2022, 127,524 shares of common stock were reserved for future issuance under the Employee Plan, and 233,655 shares of common stock were reserved for future issuance under the Executive Plan.

Note C – Accrued Expenses and Other

Accrued expenses and other consisted of the following:

	August 27,	August 28,
(in thousands)	2022	2021

Accrued compensation, related payroll taxes and benefits	$414,892	$470,561
Property, sales and other taxes	153,305	135,831
Medical and casualty insurance claims (current portion)	115,201	121,237
Finance lease liabilities	92,877	89,932
Accrued gift cards	52,237	50,369
Accrued interest	50,696	55,435
Accrued sales and warranty returns	35,696	32,418
Other	93,797	84,005
	$1,008,701	$1,039,788

The Company retains a significant portion of the insurance risks associated with workers’ compensation, general, product liability, property and vehicle insurance. A portion of these self-insured losses is managed through a wholly owned insurance captive. The Company maintains certain levels for stop-loss coverage for each self-insured plan in order to limit its liability for large claims. The retained limits per claim type are $2.0 million for workers’ compensation, $5.0 million for auto liability, $21.5 million for property and $2.0 million for general and product liability.

Note D – Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Year Ended
	August 27,	August 28,	August 29,
(in thousands)	2022	2021	2020

Domestic	$2,429,262	$2,436,548	$1,960,320
International	649,829	312,642	256,194
	$3,079,091	$2,749,190	$2,216,514

The provision for income tax expense consisted of the following:

	Year Ended
	August 27,	August 28,	August 29,
(in thousands)	2022	2021	2020

Current:
Federal	$293,022	$438,686	$324,156
State	48,490	79,271	47,880
International	122,381	95,351	60,429
	463,893	613,308	432,465
Deferred:
Federal	160,749	(21,366)	43,706
State	34,564	(1,707)	12,544
International	(9,719)	(11,359)	(5,173)
	185,594	(34,432)	51,077
Income tax expense	$649,487	$578,876	$483,542

A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate to income before income taxes is as follows:

	Year Ended
	August 27,	August 28,	August 29,
(in thousands)	2022	2021	2020

Federal tax at statutory U.S. income tax rate	21.0%	21.0%	21.0%
State income taxes, net	2.1%	2.2%	2.2%
Share-based compensation	(1.6)%	(1.7)%	(0.7)%
US Tax on Non-US Income (GILTI and Subpart F)	3.1%	2.8%	3.2%
Non-US Permanent Differences	(1.5)%	(0.4)%	(0.5)%
Foreign Tax Credits	(1.9)%	(1.7)%	(1.1)%
Other	(0.1)%	(1.1)%	(2.3)%
Effective tax rate	21.1%	21.1%	21.8%

For the year ended August 27, 2022, August 28, 2021, and August 29, 2020, the Company recognized excess tax benefits from stock option exercises of $63.2 million, $56.4 million, and $20.9 million, respectively.

The Company is subject to a new tax on global intangible low-taxed income (“GILTI”) which is imposed on foreign earnings. The Company has made the election to record this tax as a period cost, thus has not adjusted the deferred tax assets or liabilities of its foreign subsidiaries for the new tax.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA creates new tax provisions while only three are applicable to the Company: 1) Corporate Alternative Minimum Tax (“CAMT”); 2) Excise Tax on Stock Buybacks; and 3) Increased Investment Tax Credit. The CAMT will be effective for the Company’s year beginning August 27, 2023, while the excise tax on stock buybacks will be effective for shares repurchased after December 31, 2022. The Investment Tax Credit for solar assets has increased from 26% to 30% for assets placed in service after December 31, 2021, and before January 1, 2033. The Company does not expect any material impacts from these provisions.

Significant components of the Company's deferred tax assets and liabilities were as follows:

	August 27,	August 28,
(in thousands)	2022	2021

Deferred tax assets:
Net operating loss and credit carryforwards	$33,924	$41,825
Accrued benefits	60,561	126,086
Operating lease liabilities	692,730	646,938
Other	79,850	69,340
Total deferred tax assets	867,065	884,189
Valuation allowances	(27,790)	(31,098)
Net deferred tax assets	839,275	853,091

Deferred tax liabilities:
Property and equipment	(197,482)	(185,985)
Inventory	(448,273)	(316,736)
Operating lease assets	(650,145)	(609,336)
Other	(25,211)	(37,116)
Deferred tax liabilities	(1,321,111)	(1,149,173)

Net deferred tax liabilities	$(481,836)	$(296,082)

For the years ended August 28, 2021, and August 27, 2022, the Company asserts indefinite reinvestment for basis differences and accumulated earnings through fiscal 2020 with respect to its foreign subsidiaries. The Company does not assert permanent reinvestment of fiscal 2021 or current year earnings with respect to its Mexican subsidiaries while maintaining its assertion of indefinite reinvestment of fiscal 2021 and current year earnings of other foreign subsidiaries. Where necessary, taxes resulting from foreign distributions of current and accumulated earnings (e.g., withholding taxes) have been considered in the Company’s provision for income taxes.

As of August 27, 2022, we have not recorded incremental income taxes for outside basis differences of $416.2 million in our investments in foreign subsidiaries, as these amounts are indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to the outside basis differences in these entities is not practicable.

At August 27, 2022 and August 28, 2021, the Company had net operating loss (“NOL”) carryforwards totaling approximately $241.2 million ($28.9 million tax effected) and $259.1 million ($35.9 million tax effected), respectively. Certain NOLs have no expiration date and others will expire, if not utilized, in various years from fiscal 2023 through 2042. At August 27, 2022 and August 28, 2021, the Company had deferred tax assets for income tax credit carryforwards of $5.0 and $6.0 million, respectively. Income tax credit carryforwards will expire, if not utilized, in various years from fiscal 2023 through 2037.

At August 27, 2022 and August 28, 2021, the Company had a valuation allowance of $27.8 million and $31.1 million, respectively, on deferred tax assets associated with NOL and tax credit carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized. Management believes it is more likely than not that the remaining deferred tax assets will be fully realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	August 27,	August 28,
(in thousands)	2022	2021

Beginning balance	$39,797	$31,942
Additions based on tax positions related to the current year	17,488	10,806
Additions for tax positions of prior years	3,008	4,009
Reductions for tax positions of prior years	(6,806)	(886)
Reductions due to settlements	(1,539)	(2,204)
Reductions due to statute of limitations	(2,632)	(3,870)

Ending balance	$49,316	$39,797

Included in the August 27, 2022 and the August 28, 2021 balances are $32.4 million and $25.8 million, respectively, of unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate. The balances above also include amounts of $11.5 million and $10.4 million for August 27, 2022 and the August 28, 2021, respectively, that are accounted for as reductions to deferred tax assets for NOL carryforwards and tax credit carryforwards. It is anticipated that in the event the associated uncertain tax positions are disallowed, the NOL carryforwards and tax credit carryforwards would be utilized to settle the liability.

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had $5.7 million and $2.4 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at August 27, 2022 and August 28, 2021, respectively.

The Company files U.S. federal, U.S. state and local, and international income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, U.S. state and local, or Non-U.S. examinations by tax authorities for fiscal year 2018 and prior. The Company is typically engaged in various tax examinations at any given time by U.S. federal, U.S. state and local, and Non-U.S. taxing jurisdictions. As of August 27, 2022, the Company estimates that the amount of unrecognized tax benefits could be reduced by approximately $2.4 million over the next twelve months as a result of tax audit settlements. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	August 27, 2022
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$49,659	$109	$—	$49,768
Other long-term assets	57,301	5,476	—	62,777
	$106,960	$5,585	$—	$112,545

	August 28, 2021
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$46,007	$—	$—	$46,007
Other long-term assets	54,105	13,806	—	67,911
	$100,112	$13,806	$—	$113,918

At August 27, 2022, the fair value measurement amounts for assets and liabilities recorded in the accompanying Consolidated Balance Sheet consisted of short-term marketable debt securities of $49.8 million, which are included within Other current assets and long-term marketable debt securities of $62.8 million, which are included in Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the debt securities, including benchmark yields and reported trades.

A discussion on how the Company’s cash flow hedges are valued is included in “Note H – Derivative Financial Instruments,” while the fair values of the marketable debt securities by asset class are described in “Note F – Marketable Debt Securities.”

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Certain non-financial assets and liabilities are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. These non-financial assets and liabilities could include assets and liabilities acquired in an acquisition as well as goodwill, intangible assets and property, plant and equipment that are determined to be impaired. At August 27, 2022, the Company did not have any other significant non-financial assets or liabilities that had been measured at fair value on a non-recurring basis subsequent to initial recognition.

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

Note F – Marketable Debt Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable debt securities are recorded in Accumulated Other Comprehensive Loss. The Company’s available-for-sale marketable debt securities consisted of the following:

	August 27, 2022
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$15,293	$1	$(298)	$14,996
Government bonds	88,903	—	(1,963)	86,940
Mortgage-backed securities	4,600	—	(243)	4,357
Asset-backed securities and other	6,531	—	(279)	6,252
	$115,327	$1	$(2,783)	$112,545

	August 28, 2021
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$23,650	$329	$(2)	$23,977
Government bonds	65,416	338	(2)	65,752
Mortgage-backed securities	6,552	58	(8)	6,602
Asset-backed securities and other	17,551	43	(7)	17,587
	$113,169	$768	$(19)	$113,918

The marketable debt securities held at August 27, 2022, had effective maturities ranging from less than one year to approximately three years. The Company did not realize any material gains or losses on its marketable debt securities during fiscal 2022, 2021 or 2020.

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

Included above in total marketable debt securities are $91.1 million and $62.5 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses as of August 27, 2022 and August 28, 2021, respectively.

Note G – Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss includes certain adjustments to foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale marketable debt securities. Changes in Accumulated Other Comprehensive Loss consisted of the following:

		Net
		Unrealized
	Foreign	Gain (Loss)
(in thousands)	Currency(1)	on Securities	Derivatives	Total

Balance at August 29, 2020	$(332,321)	1,845	(23,776)	$(354,252)
Other Comprehensive Income (Loss) before reclassifications	44,683	(1,379)	—	43,304
Amounts reclassified from Accumulated Other Comprehensive Income(2)	—	123	2,839	2,962
Balance at August 28, 2021	(287,638)	589	(20,937)	(307,986)
Other Comprehensive Income (Loss) before reclassifications	7,448	(2,760)	—	4,688
Amounts reclassified from Accumulated Other Comprehensive Income(2)	—	—	2,762	2,762
Balance at August 27, 2022	$(280,190)	$(2,171)	$(18,175)	$(300,536)

(1)	Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested
(2)	Amounts shown are net of taxes/tax benefits.

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

At August 27, 2022, the Company had $23.9 million recorded in Accumulated Other Comprehensive Loss related to net realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During fiscal 2022, the Company reclassified $3.6 million of net losses from Accumulated Other Comprehensive Loss to Interest expense. During fiscal 2021, the Company reclassified $3.7 million of net losses from Accumulated Other Comprehensive Loss to Interest expense. The Company expects to reclassify $3.2 million of net losses from Accumulated Other Comprehensive Loss to Interest expense over the next 12 months.

Note I – Financing

The Company’s debt consisted of the following:

	August 27,	August 28,
(in thousands)	2022	2021

3.700% Senior Notes due April 2022, effective interest rate of 3.85%	$—	$500,000
2.875% Senior Notes due January 2023, effective interest rate of 3.21%	300,000	300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.125% Senior Notes due April 2024, effective interest rate 3.32%	300,000	300,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.625% Senior Notes due April 2025, effective interest rate 3.78%	500,000	500,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate of 3.83%	600,000	600,000
3.750% Senior Notes due April 2029, effective interest rate of 3.86%	450,000	450,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	750,000
1.650% Senior Notes due January 2031, effective interest rate of 2.19%	600,000	600,000
4.750% Senior Notes due August 2032, effective interest rate of 4.76%	750,000	—
Commercial paper, weighted average interest rate of 2.43% at August 27, 2022	603,400	—
Total debt before discounts and debt issuance costs	6,153,400	5,300,000
Less: Discounts and debt issuance costs	31,308	30,180
Long-term Debt	$6,122,092	$5,269,820

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

As of August 27, 2022, the Company had no outstanding borrowings and $1.8 million of outstanding letters of credit under the Revolving Credit Agreement.

The Revolving Credit Agreement requires that the Company’s consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.5:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. The Company’s consolidated interest coverage ratio as of August 27, 2022 was 7.4:1.

As of August 27, 2022, the commercial paper borrowings, the $300 million 2.875% Senior Notes due January 2023 and the $500 million 3.125% Senior Notes due July 2023 were classified as long-term in the accompanying Consolidated Balance Sheets as the Company currently has the ability and intent to refinance them on a long-term basis through available capacity in its Revolving Credit Agreement. As of August 27, 2022, the Company had $2.2 billion of availability under its Revolving Credit Agreement, without giving effect to commercial paper borrowings, which would allow the Company to replace these short-term obligations with a long-term financing facility.

On January 18, 2022, the Company repaid the $500 million 3.700% Senior Notes due April 2022, which were callable at par in January 2022.

On March 15, 2021, we repaid the $250 million 2.500% Senior Notes due April 2021 which were callable at par in March 2021.

On August 1, 2022, the Company issued $750 million in 4.750% Senior Notes due August 2032 under its automatic shelf registration statement on Form S-3, filed with the SEC on July 19, 2022 (File No. 333-266209) (the “2022 Shelf Registration Statement”). The 2022 Shelf Registration Statement allows the Company to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store or distribution center openings, stock repurchases and acquisitions. Proceeds from the debt issuance were used to repay a portion of the outstanding commercial paper borrowings and for other general corporate purposes.

On August 14, 2020, the Company issued $600 million in 1.650% Senior Notes due January 2031 under its automatic shelf registration statement on Form S-3, filed with the SEC on April 4, 2019 (File No. 333-230719) (the “2019 Shelf Registration Statement”). The 2019 Shelf Registration Statement allowed the Company to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store openings, stock repurchases and acquisitions. Proceeds from the debt issuance were used for general corporate purposes, including the repayment of the $500 million in 4.000% Senior Notes due in November 2020 that were callable at par in August 2020.

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

The Company also maintains a letter of credit facility that allows it to request the participating bank to issue letters of credit on its behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement and expired in June 2022. On May 16, 2022, the Company amended and restated the letter of credit facility to, among other things, extend the facility through June 2025. As of August 27, 2022, the Company had $23.6 million in letters of credit outstanding under the letter of credit facility.

In addition to the outstanding letters of credit issued under the committed facility discussed above, the Company had $105.1 million in letters of credit outstanding as of August 27, 2022. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of August 27, 2022, the Company was in compliance with all covenants related to its borrowing arrangements.

The fair value of the Company’s debt was estimated at $5.9 billion as of August 27, 2022, and $5.7 billion as of August 28, 2021, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the carrying value of debt by $182.8 million and greater than the carrying value of debt by $413.1 million at August 27, 2022 and August 28, 2021, respectively. This amount reflects face amount, adjusted for any unamortized debt issuance costs and discounts.

All of the Company’s debt is unsecured. Scheduled maturities of debt are as follows:

Scheduled
(in thousands)	Maturities

2023	$1,403,400
2024	300,000
2025	900,000
2026	400,000
2027	600,000
Thereafter	2,550,000
Subtotal	6,153,400
Discount and debt issuance costs	31,308
Total Debt	$6,122,092

Note J – Interest Expense

Net interest expense consisted of the following:

	Year Ended
	August 27,	August 28,	August 29,
(in thousands)	2022	2021	2020

Interest expense	$198,883	$202,326	$208,021
Interest income	(6,048)	(5,417)	(5,689)
Capitalized interest	(1,197)	(1,572)	(1,167)
	$191,638	$195,337	$201,165

Note K – Stock Repurchase Program

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. On March 23, 2021, the Board voted to increase the repurchase authorizartion from $24.7 to $26.2 billion. The Board voted to increase the repurchase authorization by $1.5 billion on October 5, 2021, $1.5 billion on December 15, 2021 and $2.0 billion on March 22, 2022, bringing the total authorization to $31.2 billion. The Company has $1.1 billion remaining under the Board’s authorization to repurchase its common stock.

The Company’s share repurchase activity consisted of the following:

	Year Ended
	August 27,	August 28,	August 29,
(in thousands)	2022	2021	2020

Amount	$4,359,991	$3,378,321	$930,903
Shares	2,220	2,592	826

During fiscal year 2022, the Company retired 2.5 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $3.3 billion and decreased Additional paid-in capital by $293.0 million. During the comparable prior year period, the Company retired 1.0 million shares of treasury stock, which increased Retained deficit by $1.1 billion and decreased Additional paid-in capital by $60.0 million.

On October 4, 2022, the Board voted to authorize the repurchase of an additional $2.5 billion of the Company’s common stock in connection with the Company’s ongoing share repurchase program. Since the inception of the repurchase program in 1998, the Board has authorized $33.7 billion in share repurchases. Subsequent to August 27, 2022 and through October 17, 2022, the Company has repurchased 203,856 shares of common stock at an aggregate cost of $442.6 million. Considering the cumulative repurchases and the increase in authorization subsequent to August 27, 2022 and through October 17, 2022, the Company has $3.1 billion remaining under the Board’s authorization to repurchase its common stock.

Note L – 401(k) Savings Plan

The Company has a 401(k) plan that covers all domestic employees who meet the plan’s participation requirements. The plan features include Company matching contributions, immediate 100% vesting of Company contributions and a savings option up to 25% of qualified earnings. The Company makes matching contributions, per pay period, up to a specified percentage of employees’ contributions as approved by the Board. The Company made matching contributions to employee accounts in connection with the 401(k) plan of $37.9 million in fiscal 2022, $34.1 million in fiscal 2021 and $29.8 million in fiscal 2020.

Note M – Leases

Lease-related assets and liabilities recorded on the Consolidated Balance Sheets are as follows:

(in thousands)	Classification	August 27, 2022	August 28, 2021

Assets:
Operating	Operating lease right-of-use assets	$2,918,817	$2,718,712
Finance	Property and equipment	404,442	383,736
Total lease assets		$3,323,259	$3,102,448
Liabilities:
Current:
Operating	Current portion of operating lease liabilities	$243,407	$236,568
Finance	Accrued expenses and other	92,877	89,932
Noncurrent:
Operating	Operating lease liabilities, less current portion	2,837,973	2,632,842
Finance	Other long-term liabilities	217,428	186,122
Total lease liabilities		$3,391,685	$3,145,464

Accumulated amortization related to finance lease assets was $97.2 million as of August 27, 2022 and $107.0 million as of August 28, 2021.

Lease costs for finance and operating leases for the 52 weeks ended August 27, 2022 and August 28, 2021 are as follows:

		For the year ended
(in thousands)	Statement of Income Location	August 27, 2022	August 28, 2021

Finance lease cost:
Amortization of lease assets	Depreciation and amortization	$65,212	$53,377
Interest on lease liabilities	Interest expense, net	4,351	2,957
Operating lease cost(1)	Selling, general and administrative expenses	401,000	371,109
Total lease cost		$470,563	$427,443

(1)	Includes short-term leases, variable lease costs and sublease income, which are immaterial.

The future rental payments, inclusive of renewal options that have been included in defining the expected lease term, of our operating and finance lease obligations as of August 27, 2022 having initial or remaining lease terms in excess of one year are as follows:

	Finance	Operating
(in thousands)	Leases	Leases	Total

2023	$94,226	$344,900	$439,126
2024	73,476	376,444	449,920
2025	64,033	356,757	420,790
2026	45,023	330,200	375,223
2027	15,258	305,640	320,898
Thereafter	44,693	2,236,418	2,281,111
Total lease payments	336,709	3,950,359	4,287,068
Less: Interest	(26,404)	(868,979)	(895,383)
Present value of lease liabilities	$310,305	$3,081,380	$3,391,685

The following table summarizes the Company’s lease term and discount rate assumptions:

August 27, 2022

Weighted-average remaining lease term in years, inclusive of renewal options that are reasonably certain to be exercised:
Finance leases – real estate	24
Finance leases – vehicles	4
Operating leases	13
Weighted-average discount rate:
Finance leases – real estate	3.76%
Finance leases – vehicles	1.17%
Operating leases	3.57%

Cash paid for amounts included in the measurement of operating lease liabilities of $316.0 million and $300.6 million was reflected in cash flows from operating activities in the consolidated statement of cash flows for fiscal years 2022 and 2021, respectively.

As of August 27, 2022, the Company has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases have undiscounted future payments of approximately $27.2 million and $48.1 million for real estate and vehicles, respectively, and will commence when the Company obtains possession of the underlying leased asset. Commencement dates are expected to be from fiscal 2023 to fiscal 2024.

Note N – Commitments and Contingencies

Construction commitments, primarily for new stores, totaled approximately $91.5 million at August 27, 2022.

The Company had $130.5 million in outstanding standby letters of credit and $46.0 million in surety bonds as of August 27, 2022, which all have expiration periods of less than one year. A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover reimbursement obligations to our workers’ compensation carriers. There are no additional contingent liabilities associated with these instruments as the underlying liabilities are already reflected in the Consolidated Balance Sheets. The standby letters of credit and surety bonds arrangements have automatic renewal clauses.

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

The Auto Parts Stores segment is the leading retailer and distributor of automotive parts and accessories through the Company’s 6,943 stores in the U.S., Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

The Other category reflects business activities of two operating segments that are not separately reportable due to the materiality of these operating segments. The operating segments include ALLDATA, which produces, sells and maintains diagnostic, repair and shop management software used in the automotive repair industry and E-commerce, which includes direct sales to customers through www.autozone.com for sales that are not fulfilled by local stores.

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. The following table shows segment results for the following fiscal years:

	Year Ended
	August 27,	August 28,	August 29,
(in thousands)	2022	2021	2020

Net Sales
Auto Parts Stores	$15,963,196	$14,381,712	$12,405,929
Other	289,034	247,873	226,038
Total	$16,252,230	$14,629,585	$12,631,967

Segment Profit
Auto Parts Stores	$8,301,234	$7,556,889	$6,617,508
Other	171,416	160,896	153,245
Gross profit	8,472,650	7,717,785	6,770,753
Operating, selling, general and administrative expenses	(5,201,921)	(4,773,258)	(4,353,074)
Interest expense, net	(191,638)	(195,337)	(201,165)
Income before income taxes	$3,079,091	$2,749,190	$2,216,514

Segment Assets:
Auto Parts Stores	$15,060,704	$14,398,581	$14,303,427
Other	214,339	117,618	120,445
Total	$15,275,043	$14,516,199	$14,423,872

Capital Expenditures:
Auto Parts Stores	$650,495	$602,329	$432,067
Other	21,896	19,438	25,669
Total	$672,391	$621,767	$457,736

Auto Parts Stores Sales by Product Grouping:
Failure	$7,801,155	$7,048,700	$6,088,859
Maintenance items	5,670,278	4,888,763	4,284,913
Discretionary	2,491,763	2,444,249	2,032,157
Auto Parts Stores net sales	$15,963,196	$14,381,712	$12,405,929

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 27, 2022, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 27, 2022.

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

Changes in Internal Control Over Financial Reportings

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 27, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

Our internal control over financial reporting as of August 27, 2022 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended August 27, 2022, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 27, 2022.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in Part I, Item 1 of this document in the section entitled “Information about our Executive Officers,” is incorporated herein by reference in response to this item. Additionally, the information contained in AutoZone, Inc.’s Proxy Statement dated October 24, 2022, in the sections entitled “Corporate Governance Matters,” “Proposal 1 – Election of Directors” and “Delinquent Section 16(a) Reports,” is incorporated herein by reference in response to this item.

The Company has adopted a Code of Ethical Conduct for Financial Executives that applies to its chief executive officer, chief financial officer, chief accounting officer and other financial executives. The Company has made the Code of Ethical Conduct available at www.autozone.com, which can be accessed by clicking “Investor Relations” located at the bottom of the page.

Item 11. Executive Compensation

The information contained in AutoZone, Inc.’s Proxy Statement dated October 24, 2022, in the section entitled “Executive Compensation,” is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in AutoZone, Inc.’s Proxy Statement dated October 24, 2022, in the sections entitled “Security Ownership of Management and Board of Directors,” “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plans” is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in AutoZone, Inc’s Proxy Statement dated October 24, 2022, in the sections entitled “Related Party Transactions” and “Corporate Governance Matters – Independence” is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information contained in AutoZone, Inc.’s Proxy Statement dated October 24, 2022, in the section entitled “Proposal 2 – Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

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

4.2

Agreement of Resignation, Appointment and Acceptance by and among AutoZone, Inc., The Bank of New York Mellon Trust Company, N.A., as prior Trustee, and Regions Bank, as successor Trustee, dated January 29, 2019. Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (No. 333-230719), filed April 4, 2019).

4.3

Officers’ Certificate dated November 13, 2012, pursuant to Section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 2.875% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 13, 2012.

4.4	Form of 2.875% Senior Notes due 2023. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated November 13, 2012.

4.5

Officers’ Certificate dated April 29, 2013, pursuant to Section 3.2 of the indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2023. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 29, 2013.

4.6	Form of 3.125% Senior Notes due 2023. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 29, 2013.

4.7

Officers’ Certificate dated April 29, 2015, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.250% Senior Notes due 2025. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 29, 2015.

4.8	Form of 3.250% Senior Notes due 2025. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 29, 2015.

4.9

Officers’ Certificate dated April 21, 2016, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2026. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 21, 2016.

4.10	Form 3.125% Senior Notes due 2026. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 21, 2016.

4.11

Officers’ Certificate dated April 18, 2017, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.750% Senior Notes due 2027. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 18, 2017.

4.12	Form of 3.750% Senior Notes due 2027. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 18, 2017.

4.13

Officers’ Certificate dated April 18, 2019, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2024. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 18, 2019.

4.14

Officers’ Certificate dated April 18, 2019, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.750% Senior Notes due 2029. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 18, 2019.

4.15	Form of 3.125% Senior Notes due 2024. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated April 18, 2019.

4.16	Form of 3.750% Senior Notes due 2029. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 18, 2019.

4.17

Officers’ Certificate dated March 30, 2020, pursuant to Section 3.2 of the Indenture, dated August 8, 2003, setting forth the terms of the 3.625% Senior Notes due 2025. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated March 30, 2020.

4.18

Officers’ Certificate dated March 30, 2020, pursuant to Section 3.2 of the Indenture, dated August 8, 2003, setting forth the terms of the 4.000% Senior Notes due 2030. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated March 30, 2020.

4.19	Form of 3.625% Senior Notes due 2025. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated March 30, 2020.

4.20	Form of 4.000% Senior Notes due 2030. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated March 30, 2020.

4.21	Form of 4.000% Senior Notes due 2030. Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated March 30, 2020.

4.22	Form of 1.650% Senior Notes due 2031. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated August 14, 2020.

4.23	Form of 1.650% Senior Notes due 2031. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated August 14, 2020.

4.24

Officers’ Certificate dated August 14, 2020, pursuant to Section 3.2 of the Indenture, dated August 8, 2003, setting forth the terms of the 1.650% Senior Notes due 2031. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated August 14, 2020.

4.25

Officers’ Certificate dated August 1, 2022, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 4.750% Senior Notes due 2032. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated August 1, 2022.

4.26	Form of 4.750% Senior Notes due 2032. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated August 1, 2022.

4.27	Description of Securities of AutoZone, Inc. Incorporated by reference to Exhibit 4.24 to the Annual Report on Form 10-K dated October 28, 2019.

*10.1	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended August 26, 2000.

*10.2

AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Appendix D to the definitive proxy statement dated November 1, 2002, for the Annual Meeting of Stockholders held December 12, 2002.

*10.3	Third Amendment to the AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 12, 2012.

*10.4	Amended and Restated AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated January 4, 2008.

*10.5	Form of non-compete and non-solicitation agreement for Section 16 executive officers and by AutoZone, Inc.

*10.6	Agreement dated February 14, 2008, between AutoZone, Inc. and William C. Rhodes, III. Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K dated February 15, 2008.

*10.7

AutoZone, Inc. 2015 Executive Incentive Compensation Plan incorporated by reference to Exhibit A to the definitive proxy statement dated October 27, 2014, for the Annual Meeting of Stockholders held December 18, 2014.

*10.8

AutoZone, Inc. 2011 Equity Incentive Award Plan, incorporated by reference to Exhibit A to the definitive proxy statement dated October 25, 2010, for the Annual Meeting of Stockholders held December 15, 2010.

*10.9

Form of Letter Agreement dated as of December 14, 2010, amending certain Stock Option Agreements of executive officers. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.10	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated March 17, 2011.

*10.11

Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for officers effective September 27, 2011. Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.12	AutoZone, Inc. Enhanced Severance Pay Plan.

*10.13

Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for certain executive officers effective September 27, 2011. Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.14	Second Amendment to the AutoZone, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 14, 2011.

*10.15	Offer letter dated August 5, 2020, to Jamere Jackson. Incorporated by reference to Exhibit 10.1 on Form 8-K dated September 14, 2020.

*10.16	Amended and Restated AutoZone, Inc. Executive Deferred Compensation Plan dated December 17, 2013. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated March 25, 2014.

*10.17	AutoZone, Inc. Director Compensation Program effective January 1, 2022.

*10.18

Amended and Restated AutoZone, Inc. 2011 Equity Incentive Award Plan dated December 16, 2015. Incorporated by reference to Exhibit A to the definitive proxy statement dated October 26, 2015, for the Annual Meeting of Stockholders held December 16, 2015.

*10.19

AutoZone, Inc. Sixth Amended and Restated Executive Stock Purchase Plan. Incorporated by reference to Exhibit A to the definitive proxy statement dated October 24, 2016, for the Annual Meeting of Stockholders held December 14, 2016.

*10.20

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Award Plan for officers effective September 27, 2011. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated December 17, 2018.

*10.21	AutoZone, Inc. 2020 Omnibus Incentive Award Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 17, 2020.

*10.22

Form of Grant Notice and Award Agreement for Stock Options granted to Officers under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated December 17, 2020.

*10.23

Form of Grant Notice and Award Agreement for Restricted Stock Units granted to Officers under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated December 17, 2020.

*10.24

Form of Grant Notice and Award Agreement for Restricted Stock Units granted to Directors under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated December 17, 2020.

*10.25

Fourth Amended and Restated Credit Agreement dated as of November 15, 2021, among AutoZone, Inc. as Borrower, the lenders party thereto and Bank of America, N.A. as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated November 16, 2021.

*10.26	Amendment No. 1 to the AutoZone, Inc. 2020 Omnibus Incentive Award Plan. Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the fiscal year ended August 28, 2021.

*10.27	Form of Grant Notice and Award Agreement for Stock Options granted to Officers under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan.

*10.28	Form of Grant Notice and Award Agreement for Restricted Stock Units granted to Officers under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	Cover Page Inline XBRL File

*	Management contract or compensatory plan or arrangement.

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

Dated: October 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ WILLIAM C. RHODES, III	Chairman, President and Chief Executive Officer	October 24, 2022
William C. Rhodes, III	(Principal Executive Officer)

/s/ JAMERE JACKSON	Executive Vice President, Chief Financial	October 24, 2022
Jamere Jackson	Officer and Store Development
(Principal Financial Officer)

/s/ J. SCOTT MURPHY	Vice President and Controller	October 24, 2022
J Scott Murphy	(Principal Accounting Officer)

/s/ DOUGLAS H. BROOKS	Director	October 24, 2022
Douglas H. Brooks

/s/ MICHAEL A. GEORGE	Director	October 24, 2022
Michael A. GEORGE

/s/ LINDA A. GOODSPEED	Director	October 24, 2022
Linda A. Goodspeed

/s/ EARL G. GRAVES, JR.	Director	October 24, 2022
Earl, G. Graves, Jr.

/s/ ENDERSON GUIMARAES	Director	October 24, 2022
Enderson Guimaraes

/s/ BRIAN HANNASCH	Director	October 24, 2022
Brian Hannasch

/s/ D. BRYAN JORDAN	Director	October 24, 2022
D. Bryan Jordan

/s/ GALE V. KING	Director	October 24, 2022
Gale V. King

/s/ GEORGE R. MRKONIC, JR.	Director	October 24, 2022
George R. Mrkonic, Jr.

/s/ JILL A. SOLTAU	Director	October 24, 2022
Jill A. Soltau