Form 10-Q
period 2022-11-19
AUTOZONE INC
filed 2022-12-20
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 19, 2022, or

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

Common Stock, $.01 Par Value – 18,765,671 shares outstanding as of December 9, 2022.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 19,	August 27,
(in thousands)	2022	2022

Assets
Current assets:
Cash and cash equivalents	$269,790	$264,380
Accounts receivable	501,798	504,886
Merchandise inventories	5,607,690	5,638,004
Other current assets	253,840	220,714
Total current assets	6,633,118	6,627,984

Property and equipment:
Property and equipment	9,571,496	9,453,171
Less: Accumulated depreciation and amortization	(4,376,950)	(4,282,752)
	5,194,546	5,170,419

Operating lease right-of-use assets	2,922,148	2,918,817
Goodwill	302,645	302,645
Deferred income taxes	53,444	52,047
Other long-term assets	210,032	203,131
	3,488,269	3,476,640
Total assets	$15,315,933	$15,275,043

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,345,981	$7,301,347
Current portion of operating lease liabilities	271,667	243,407
Accrued expenses and other	982,560	1,008,701
Income taxes payable	108,781	34,938
Total current liabilities	8,708,989	8,588,393

Long-term debt	6,328,344	6,122,092
Operating lease liabilities, less current portion	2,838,433	2,837,973
Deferred income taxes	549,082	533,884
Other long-term liabilities	729,008	731,614

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 20,794 shares issued and 18,797 shares outstanding as of November 19, 2022; 20,732 shares issued and 19,126 shares outstanding as of August 27, 2022	208	207
Additional paid-in capital	1,412,650	1,354,252
Retained deficit	(790,749)	(1,330,067)
Accumulated other comprehensive loss	(297,265)	(300,536)
Treasury stock, at cost	(4,162,767)	(3,262,769)
Total stockholders’ deficit	(3,837,923)	(3,538,913)
Total liabilities and stockholders' deficit	$15,315,933	$15,275,043

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended
	November 19,	November 20,
(in thousands, except per share data)	2022	2021

Net sales	$3,985,067	$3,668,904
Cost of sales, including warehouse and delivery expenses	1,990,445	1,743,744
Gross profit	1,994,622	1,925,160
Operating, selling, general and administrative expenses	1,271,589	1,170,675
Operating profit	723,033	754,485
Interest expense, net	57,723	43,284
Income before income taxes	665,310	711,201
Income tax expense	125,992	155,966
Net income	$539,318	$555,235

Weighted average shares for basic earnings per share	19,007	20,988
Effect of dilutive stock equivalents	638	621
Weighted average shares for diluted earnings per share	19,645	21,609

Basic earnings per share	$28.37	$26.45
Diluted earnings per share	$27.45	$25.69

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended
	November 19,	November 20,
(in thousands)	2022	2021

Net income	$539,318	$555,235
Other comprehensive income (loss):
Foreign currency translation adjustments	3,335	(16,566)
Unrealized losses on marketable debt securities, net of taxes	(671)	(430)
Net derivative activities, net of taxes	607	655
Total other comprehensive income (loss)	3,271	(16,341)
Comprehensive income	$542,589	$538,894

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twelve Weeks Ended
	November 19,	November 20,
(in thousands)	2022	2021

Cash flows from operating activities:
Net income	$539,318	$555,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	109,253	99,590
Other non-cash	81,000	—
Amortization of debt origination fees	1,905	2,639
Deferred income taxes	13,816	18,096
Share-based compensation expense	19,005	14,295
Changes in operating assets and liabilities:
Accounts receivable	4,100	(1,576)
Merchandise inventories	(39,308)	(136,988)
Accounts payable and accrued expenses	6,574	89,268
Income taxes	73,954	107,411
Other, net	(16,030)	29,960
Net cash provided by operating activities	793,587	777,930

Cash flows from investing activities:
Capital expenditures	(114,397)	(102,269)
Purchase of marketable debt securities	(11,989)	(7,026)
Proceeds from sale of marketable debt securities	4,893	3,709
Investment in tax credit equity investments	(2,474)	—
Proceeds from disposal of capital assets and other, net	10,080	14,625
Net cash used in investing activities	(113,887)	(90,961)

Cash flows from financing activities:
Net proceeds from commercial paper	204,900	—
Net proceeds from sale of common stock	40,828	21,100
Purchase of treasury stock	(899,998)	(899,997)
Repayment of principal portion of finance lease liabilities	(20,598)	(13,687)
Other, net	(783)	(3,362)
Net cash used in financing activities	(675,651)	(895,946)

Effect of exchange rate changes on cash	1,361	(1,233)

Net increase/(decrease) in cash and cash equivalents	5,410	(210,210)
Cash and cash equivalents at beginning of period	264,380	1,171,335
Cash and cash equivalents at end of period	$269,790	$961,125

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Twelve Weeks Ended November 19, 2022
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 27, 2022	20,732	$207	$1,354,252	$(1,330,067)	$(300,536)	$(3,262,769)	$(3,538,913)
Net income	—	—	—	539,318	—	—	539,318
Total other comprehensive income	—	—	—	—	3,271	—	3,271
Purchase of 392 shares of treasury stock	—	—	—	—	—	(899,998)	(899,998)
Issuance of common stock under stock options and stock purchase plans	62	1	40,828	—	—	—	40,829
Share-based compensation expense	—	—	17,570	—	—	—	17,570
Balance at November 19, 2022	20,794	$208	$1,412,650	$(790,749)	$(297,265)	$(4,162,767)	$(3,837,923)

	Twelve Weeks Ended November 20, 2021
					Accumulated
	Common		Additional	Retained	Other
	Shares	Common	Paid-in	(Deficit)/	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Earnings	Loss	Stock	Total

Balance at August 28, 2021	23,007	$230	$1,465,669	$(419,829)	$(307,986)	$(2,535,620)	$(1,797,536)
Net income	—	—	—	555,235	—	—	555,235
Total other comprehensive loss	—	—	—	—	(16,341)	—	(16,341)
Purchase of 515 shares of treasury stock	—	—	—	—	—	(899,997)	(899,997)
Issuance of common stock under stock options and stock purchase plans	50	1	21,100	—	—	—	21,101
Share-based compensation expense	—	—	12,788	—	—	—	12,788
Balance at November 20, 2021	23,057	$231	$1,499,557	$135,406	$(324,327)	$(3,435,617)	$(2,124,750)

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and related notes included in the AutoZone, Inc. (“AutoZone” or the “Company”) Annual Report on Form 10-K for the year ended August 27, 2022.

Operating results for the twelve weeks ended November 19, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 26, 2023. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters of fiscal 2023 and 2022 each have 16 weeks.

Recently Adopted Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance, which requires annual disclosures for entities receiving governmental assistance to provide more transparency. This ASU is effective for fiscal years beginning after December 15, 2021. The Company adopted this ASU with its first quarter ended November 19, 2022 on a prospective basis. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In September 2022, the FASB issued ASU 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50). The update requires that a buyer in a supplier finance program disclose sufficient qualitative and quantitative information about the program to allow a reader of the financial statements to understand the program’s nature, activity during the period, changes from period to period and the program’s potential magnitude. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those years, except for the disclosure of rollforward information which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company will adopt this standard beginning with its first quarter ending November 18, 2023. The Company is currently evaluating the new guidance to determine the impact the adoption will have on the Company's consolidated financial statements and related disclosures.

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

Stock Options:

The Company made stock option grants of 157,113 shares during the twelve week period ended November 19, 2022 and granted options to purchase 163,786 shares during the comparable prior year period. The Company grants options to purchase common stock to certain of its employees under its equity incentive plans at prices equal to the market value of the stock on the date of grant. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date.

The weighted average fair value of the stock option awards granted during the twelve week periods ended November 19, 2022 and November 20, 2021, using the Black-Scholes-Merton multiple-option pricing valuation model, was $760.82 and $462.80 per share, respectively, using the following weighted average key assumptions:

	Twelve Weeks Ended
	November 19,	November 20,
	2022	2021

Expected price volatility	29%	28%
Risk-free interest rate	3.8%	1.1%
Weighted average expected lives (in years)	5.4	5.6
Forfeiture rate	10%	10%
Dividend yield	0%	0%

During the twelve week period ended November 19, 2022, 57,092 stock options were exercised at a weighted average exercise price of $725.86. In the comparable prior year period, 47,705 stock options were exercised at a weighted average exercise price of $549.86.

As of November 19, 2022, total unrecognized share-based expense related to stock options, net of estimated forfeitures, was approximately $158.1 million, before income taxes, which we expect to recognize over an estimated weighted average period of 3.5 years.

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

As of November 19, 2022, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $13.7 million, before income taxes, which we expect to recognize over an estimated weighted average period of 3.0 years.

Transactions related to restricted stock units for the twelve weeks ended November 19, 2022 were as follows:

		Weighted-
	Number	Average Grant
	of Shares	Date Fair Value

Nonvested at August 27, 2022	12,731	$1,223.61
Granted	2,595	2,205.03
Vested	(5,646)	1,074.44
Forfeited	(588)	1,461.94
Nonvested at November 19, 2022	9,092	$1,580.94

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $19.0 million for the twelve week period ended November 19, 2022, and $14.3 million for the comparable prior year period.

For the twelve week period ended November 19, 2022, 87,696 stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year period, 97,942 anti-dilutive stock options were excluded from the dilutive earnings per share computation.

See AutoZone’s Annual Report on Form 10-K for the year ended August 27, 2022 and other filings with the SEC, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s Amended and Restated 2011 Equity Incentive Award Plan, the AutoZone, Inc. 2020 Omnibus Incentive Award Plan and the Director Compensation Program.

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	November 19, 2022
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$51,786	$13	$—	$51,799
Other long-term assets	56,212	10,775	—	66,987
	$107,998	$10,788	$—	$118,786

	August 27, 2022
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$49,659	$109	$—	$49,768
Other long-term assets	57,301	5,476	—	62,777
	$106,960	$5,585	$—	$112,545

At November 19, 2022, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheets consisted of short-term marketable debt securities, which are included within Other current assets, and long-term marketable debt securities, which are included in Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable debt securities, by asset class, are described in “Note D – Marketable Debt Securities.”

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

The Company’s available-for-sale marketable debt securities consisted of the following:

	November 19, 2022
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$13,467	$—	$(388)	$13,079
Government bonds	84,854	—	(2,613)	82,241
Mortgage-backed securities	4,257	—	(295)	3,962
Asset-backed securities and other	19,845	—	(341)	19,504
	$122,423	$—	$(3,637)	$118,786

	August 27, 2022
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$15,293	$1	$(298)	$14,996
Government bonds	88,903	—	(1,963)	86,940
Mortgage-backed securities	4,600	—	(243)	4,357
Asset-backed securities and other	6,531	—	(279)	6,252
	$115,327	$1	$(2,783)	$112,545

The debt securities held at November 19, 2022, had effective maturities ranging from less than one year to approximately three years. Securities maturing in less than one year totaled $51.8 million and $49.7 million at November 19, 2022 and August 27, 2022, respectively. Securities maturing between one and three years totaled $67.0 million and $62.8 million at November 19, 2022 and August 27, 2022, respectively. At November 19, 2022, the Company held 75 securities that are in an unrealized loss position of approximately $3.6 million. In evaluating whether a credit loss exists for the securities, the Company considers factors such as the severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value. An allowance for credit losses was deemed unnecessary given consideration of the factors above.

Included above in total available-for-sale marketable debt securities are $102.9 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note E – Merchandise Inventories

Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or net realizable value for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. The Company’s policy is not to write up inventory in excess of replacement cost. Due to recent price inflation on the Company’s merchandise purchases, primarily driven by increased freight costs, the Company’s LIFO credit reserve balance was $96.0 million at November 19, 2022, and $15.0 million at August 27, 2022. Increases to the Company’s LIFO credit reserve balance are recorded as a non-cash charge to cost of sales.

Note F – Financing

The Company’s debt consisted of the following:

	November 19,	August 27,
(in thousands)	2022	2022

2.875% Senior Notes due January 2023, effective interest rate of 3.21%	$300,000	$300,000
3.125% Senior Notes due July 2023, effective interest rate of 3.26%	500,000	500,000
3.125% Senior Notes due April 2024, effective interest rate 3.32%	300,000	300,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.625% Senior Notes due April 2025, effective interest rate 3.78%	500,000	500,000
3.125% Senior Notes due April 2026, effective interest rate of 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate of 3.83%	600,000	600,000
3.750% Senior Notes due April 2029, effective interest rate of 3.86%	450,000	450,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	750,000
1.650% Senior Notes due January 2031, effective interest rate of 2.19%	600,000	600,000
4.750% Senior Notes due August 2032, effective interest rate of 4.76%	750,000	750,000
Commercial paper, weighted average interest rate of 3.96% and 2.43% at November 19, 2022 and August 27, 2022, respectively	808,300	603,400
Total debt before discounts and debt issuance costs	6,358,300	6,153,400
Less: Discounts and debt issuance costs	29,956	31,308
Long-term Debt	$6,328,344	$6,122,092

On November 15, 2021, the Company amended and restated its existing revolving credit facility (as amended from time to time, the “Revolving Credit Agreement”) pursuant to which the Company’s borrowing capacity was increased from $2.0 billion to $2.25 billion and the maximum borrowing under the Revolving Credit Agreement may, at the Company’s option, subject to lenders approval, be increased from $2.25 billion to $3.25 billion. On November 15, 2022, the Company amended the Revolving Credit Agreement, extending the termination date by one year. As amended, the Revolving Credit Agreement will terminate, and all amounts borrowed will be due and payable on November 15, 2027, but AutoZone may make one additional request to extend the termination date for an additional period of one year. Revolving borrowings under the Revolving Credit Agreement may be base rate loans, Term Secured Overnight Financing Rate (“SOFR”) loans, or a combination of both, at AutoZone’s election. The Revolving Credit Agreement includes (i) a $75 million sublimit for swingline loans, (ii) a $50 million individual issuer letter of credit sublimit and (iii) a $250 million aggregate sublimit for all letters of credit.

Under the Company’s Revolving Credit Agreement, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances.

As of November 19, 2022, the Company had no outstanding borrowings and $1.8 million of outstanding letters of credit under the Revolving Credit Agreement.

The Company also maintains a letter of credit facility that allows it to request the participating bank to issue letters of credit on its behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of November 19, 2022, the Company had $25.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2025.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, the Company had $107.2 million in letters of credit outstanding as of November 19, 2022. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of November 19, 2022, the commercial paper borrowings, the $300 million 2.875% Senior Notes due January 2023 and the $500 million 3.125% Senior Notes due July 2023 were classified as long-term in the accompanying Consolidated Balance Sheets as the Company currently has the ability and intent to refinance them on a long-term basis through available capacity under its Revolving Credit Agreement. As of November 19, 2022, the Company had $2.2 billion of availability under its Revolving Credit Agreement, without giving effect to commercial paper borrowings, which would allow it to replace these short-term obligations with a long-term financing facility.

The Senior Notes contain a provision that repayment may be accelerated if the Company experiences a change in control (as defined in the agreements). The Company’s borrowings under its Senior Notes contain minimal covenants, primarily restrictions on liens. All of the repayment obligations under its borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. Interest for the Senior Notes is paid on a semi-annual basis.

The fair value of the Company’s debt was estimated at $6.0 billion as of November 19, 2022, and $5.9 billion as of August 27, 2022, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the carrying value of debt by $341.1 million and $182.8 million at November 19, 2022 and August 27, 2022, respectively, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts.

As of November 19, 2022, the Company was in compliance with all covenants and expects to remain in compliance with all covenants under its borrowing arrangements.

Note G – Stock Repurchase Program

From January 1, 1998 to November 19, 2022, the Company has repurchased a total of 152.9 million shares of its common stock at an aggregate cost of $31.0 billion, including 392.2 thousand shares of its common stock at an aggregate cost of $900.0 million during the twelve week period ended November 19, 2022.

On October 4, 2022, the Board voted to authorize the repurchase of an additional $2.5 billion of the Company’s common stock in connection with its ongoing share repurchase program, which raised the total value of shares authorized to be repurchased to $33.7 billion. Considering the cumulative repurchases as of November 19, 2022, the Company had $2.7 billion remaining under the Board’s authorization to repurchase its common stock.

Subsequent to November 19, 2022 and through December 9, 2022, the Company has repurchased 42.9 thousand shares of its common stock at an aggregate cost of $108.0 million.

Note H – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, activity for interest rate swaps and treasury rate locks that qualified as cash flow hedges and unrealized gains (losses) on available-for-sale marketable debt securities.

Changes in Accumulated other comprehensive loss for the twelve week periods ended November 19, 2022 and November 20, 2021 consisted of the following:

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(1)	on Securities	Derivatives	Total

Balance at August 27, 2022	$(280,190)	$(2,171)	$(18,175)	$(300,536)
Other comprehensive income (loss) before reclassifications(2)(3)	3,335	(671)	—	2,664
Amounts reclassified from Accumulated other comprehensive loss(3)	—	—	607	607
Balance at November 19, 2022	$(276,855)	$(2,842)	$(17,568)	$(297,265)

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(1)	on Securities	Derivatives	Total

Balance at August 28, 2021	$(287,638)	$589	$(20,937)	$(307,986)
Other comprehensive loss before reclassifications(2)(3)	(16,566)	(430)	—	(16,996)
Amounts reclassified from Accumulated other comprehensive loss(3)	—	—	655	655
Balance at November 20, 2021	$(304,204)	$159	$(20,282)	$(324,327)

(1)	Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries’ earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.
(2)	Amounts in parentheses indicate debits to Accumulated Other Comprehensive Loss.
(3)	Amounts shown are net of tax.

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

Note J – Segment Reporting

The Company’s operating segments (Domestic Auto Parts, Mexico and Brazil) are aggregated as one reportable segment: Auto Parts Stores. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in “Note A – Significant Accounting Policies” in its Annual Report on Form 10-K for the year ended August 27, 2022.

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 6,978 stores in the U.S., Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended
	November 19,	November 20,
(in thousands)	2022	2021

Net Sales
Auto Parts Stores	$3,915,907	$3,605,508
Other	69,160	63,396
Total	$3,985,067	$3,668,904

Segment Profit
Auto Parts Stores	$1,953,728	$1,887,453
Other	40,894	37,707
Gross profit	1,994,622	1,925,160
Operating, selling, general and administrative expenses	(1,271,589)	(1,170,675)
Interest expense, net	(57,723)	(43,284)
Income before income taxes	$665,310	$711,201

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

AutoZone, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. (the Company) as of November 19, 2022, the related condensed consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for the twelve week periods ended November 19, 2022 and November 20, 2021, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of August 27, 2022, the related consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated October 24, 2022, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 27, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

December 20, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect the future results of AutoZone, Inc. (“AutoZone” or the “Company”). The following MD&A discussion should be read in conjunction with our Condensed Consolidated Financial Statements, related notes to those statements and other financial information, including forward-looking statements and risk factors, that appear elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended August 27, 2022 and other filings we make with the SEC.

Forward-Looking Statements

Certain statements contained herein constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “seek,” “may,” “could” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand, due to changes in fuel prices, miles driven or otherwise; energy prices; weather; competition; credit market conditions; cash flows; access to available and feasible financing; future stock repurchases; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; risks associated with self-insurance; war and the prospect of war, including terrorist activity; the impact of public health issues, such as the ongoing global coronavirus (“COVID-19”) pandemic; inflation; the ability to hire, train and retain qualified employees; construction delays; failure or interruption of our information technology systems; issues relating to the confidentiality, integrity or availability of information, including due to cyber-attacks; historic growth rate sustainability; downgrade of our credit ratings; damage to our reputation; challenges in international markets; origin and raw material costs of suppliers; inventory availability; disruption in our supply chain; impact of tariffs; impact of new accounting standards; and business interruptions. Certain of these risks and uncertainties are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of our Annual Report on Form 10-K for the year ended August 27, 2022, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements. Events described above and in the “Risk Factors” could materially and adversely affect our business. However, it should be understood that it is not possible to identify or predict all such risks and other factors that could affect these forward-looking statements. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are the leading retailer and distributor of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at November 19, 2022, operated 6,196 stores in the U.S., 706 stores in Mexico and 76 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At November 19, 2022, in 5,459 of our domestic stores, we had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in the majority of our stores in Mexico and Brazil. We sell the ALLDATA brand automotive diagnostic, repair and shop management software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services. Our websites and the information contained therein or linked thereto are not intended to be incorporated into this report.

Operating results for the twelve weeks ended November 19, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2023. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters of fiscal 2023 and 2022 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September, and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales increased 8.6% for the quarter ended November 19, 2022 compared to the prior year period, which was driven by an increase in domestic same store sales (sales from stores open at least one year) of 5.6%. Domestic commercial sales increased 14.9%, which represents approximately 28.9% of our domestic auto parts sales. Operating profit decreased 4.2% to $723.0 million compared to $754.5 million. Net income for the quarter decreased 2.9% to $539.3 million compared to $555.2 million. Diluted earnings per share increased 6.9% to $27.45 per share from $25.69 per share.

The above results include an $81.0 million non-cash LIFO charge incurred in the current quarter. Adjusting for the non-cash LIFO charge, adjusted operating profit increased 6.6%, adjusted net income increased 8.3% and adjusted diluted earnings per share increased 19.2% compared to the prior year period. Management believes these non-GAAP financial measures are useful in providing quarter-to-quarter comparisons of the results of our operations. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for a reconciliation of these non-GAAP measures to the most comparable GAAP measure.

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

During the first quarter of fiscal 2023, failure and maintenance related categories represented the largest portion of our sales mix at approximately 86% of total sales, which is consistent with the comparable prior year period. Failure related categories continue to be the largest portion of our sales mix. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by severe or unusual weather over a short-term period. Over the long-term, we believe the impact of weather on our sales mix is not significant.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including macroeconomic factors and the number of seven year old or older vehicles on the road. The average age of the U.S. light vehicle fleet remains in our industry’s favor as the average age has exceeded 11 years since 2012, according to the latest data provided by the Auto Care Association. As of January 1, 2022, the average age of light vehicles on the road was 12.2 years. For September 2022 (latest publicly available information), miles driven in the U.S. increased 1.0% compared to the same period in the prior year.

Twelve Weeks Ended November 19, 2022

Compared with Twelve Weeks Ended November 20, 2021

Net sales for the twelve weeks ended November 19, 2022 increased $316.2 million to $4.0 billion, or 8.6% over net sales of $3.7 billion for the comparable prior year period. Total auto parts sales increased by 8.6%, primarily driven by an increase in domestic same store sales of 5.6% and net sales of $71.6 million from new stores. Domestic commercial sales increased $134.4 million to $1.0 billion, or 14.9%, over the comparable prior year period.

Gross profit for the twelve weeks ended November 19, 2022 was $2.0 billion, compared with $1.9 billion during the comparable prior year period. Gross profit, as a percentage of sales, was 50.1% compared to 52.5% during the comparable prior year period. The decrease in gross margin was driven by a 203 basis point ($81.0 million) non-cash

LIFO charge driven primarily by rising freight costs, with the remaining deleverage primarily from accelerated growth in our commercial business.

Operating, selling, general and administrative expenses for the twelve weeks ended November 19, 2022 were $1.3 billion compared with $1.2 billion during the comparable prior year period. As a percentage of sales, these expenses were flat to the prior year at 31.9%.

Net interest expense for the twelve weeks ended November 19, 2022 was $57.7 million compared with $43.3 million during the comparable prior year period. Average borrowings for the twelve weeks ended November 19, 2022 were $6.2 billion, compared with $5.3 billion for the comparable prior year period. Weighted average borrowing rates were 3.47% and 3.30% for the quarters ended November 19, 2022 and November 20, 2021, respectively.

Our effective income tax rate was 18.9% of pretax income for the twelve weeks ended November 19, 2022, and 21.9% for the comparable prior year period. The decrease in the tax rate was primarily attributable to an increased benefit from stock options exercised during the twelve weeks ended November 19, 2022. The benefit of stock options exercised for the twelve weeks ended November 19, 2022 was $29.7 million compared to $11.3 million in the comparable prior year period.

Net income for the twelve week period ended November 19, 2022 decreased by $15.9 million to $539.3 million due to the factors set forth above, and diluted earnings per share increased by 6.9% to $27.45 from $25.69. Excluding the non-cash LIFO charge, adjusted net income increased 8.3% to $601.5 million and adjusted diluted earnings per share increased 19.2% to $30.62. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $1.19.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. Our cash flow results benefitted from the quarter’s strong sales and continued progress on our initiatives. We believe that our cash generated from operating activities and available credit, supplemented with our long-term borrowings will provide ample liquidity to fund our operations while allowing us to make strategic investments to support long-term growth initiatives and return excess cash to shareholders in the form of share repurchases. As of November 19, 2022, we held $269.8 million of cash and cash equivalents, as well as $2.2 billion in undrawn capacity on our Revolving Credit Agreement, before giving effect to commercial paper borrowings. We believe our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, repay our debt as it becomes due and fund our share repurchases over the short-term and long-term. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary. However, decreased demand for our products or changes in customer buying patterns would negatively impact our ability to generate cash from operating activities. Decreased demand or changes in buying patterns could also impact our ability to meet our debt covenants of our credit agreements and, therefore, negatively impact the funds available under our Revolving Credit Agreement. In the event our liquidity is insufficient, we may be required to limit our spending.

For the twelve weeks ended November 19, 2022, our net cash flows from operating activities provided $793.6 million compared with $777.9 million during the comparable prior year period. The increase is primarily driven by reduced inventory growth, net of accounts payable in the current year.

Our net cash flows used in investing activities for the twelve weeks ended November 19, 2022 were $113.9 million as compared with $91.0 million in the comparable prior year period. Capital expenditures for the twelve weeks ended November 19, 2022 were $114.4 million compared to $102.3 million in the comparable prior year period. Investing cash flows were impacted by our wholly owned captive, which purchased $12.0 million and sold $4.9 million in marketable debt securities during the twelve weeks ended November 19, 2022. During the comparable prior year period, the captive purchased $7.0 million in marketable debt securities and sold $3.7 million.

Our net cash flows used in financing activities for the twelve weeks ended November 19, 2022 were $675.6 million compared to $895.9 million in the comparable prior year period. Stock repurchases were $900.0 million in the current twelve week period and in the prior year period. The treasury stock repurchases were primarily funded by cash flows from operations. For the twelve week period ended November 19, 2022, our commercial paper activity resulted in $204.9 million in net proceeds from commercial paper compared to no commercial paper borrowings in the prior year period. Proceeds from the sale of common stock and exercises of stock options for the twelve weeks ended November 19, 2022 and November 20, 2021 provided $40.8 million and $21.1 million, respectively.

During fiscal 2023, we expect to increase the investment in our business as compared to fiscal 2022. Our investments are expected to be directed primarily to our supply chain initiatives, which includes expanded hub and mega hubs, as well as new distribution centers, distribution center expansions and new stores. The amount of investments in our new stores is impacted by different factors, including whether the building and land are purchased (requiring higher investment) or leased (generally lower investment) and whether such buildings are located in the U.S., Mexico or Brazil, or located in urban or rural areas.

In addition to the building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in arrangements with financial institutions whereby they factor their AutoZone receivables, allowing them to receive early payment from the financial institution on our invoices at a discounted rate. The terms of these agreements are between the vendor and the financial institution. Upon request from the vendor, we confirm to the vendor’s financial institution the balances owed to the vendor, the due date and agree to waive any right of offset to the confirmed balances. A downgrade in our credit or changes in the financial markets may limit the financial institutions’ willingness to participate in these arrangements, which may result in the vendor wanting to renegotiate payment terms. A reduction in payment terms would increase the working capital required to fund future inventory investments. Extended payment terms from our vendors have allowed us to continue our high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 131.0% at November 19, 2022, compared to 129.4% at November 20, 2021. The increase from the comparable prior year period was primarily due to recent price inflation.

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

For the trailing four quarters ended November 19, 2022, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP measure, was 54.3% as compared to 44.7% for the comparable prior year period. Adjusted ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Debt Facilities

On November 15, 2021, we amended and restated our existing revolving credit facility (as amended from time to time, the “Revolving Credit Agreement”) pursuant to which our borrowing capacity under the Revolving Credit Agreement was increased from $2.0 billion to $2.25 billion and the maximum borrowing under the Revolving Credit Agreement may, at our option, subject to lenders approval, be increased from $2.25 billion to $3.25 billion. On November 15, 2022, the Company amended the Revolving Credit Agreement, extending the termination date by one year. As amended, the Revolving Credit Agreement will terminate, and all amounts borrowed will be due and payable, on November 15, 2027, but we may make one additional request to extend the termination date for an additional period of one year. Revolving borrowings under the Revolving Credit Agreement may be base rate loans, Term SOFR loans, or a combination of both, at our election. The Revolving Credit Agreement includes (i) a $75 million sublimit for swingline loans, (ii) a $50 million individual issuer letter of credit sublimit and (iii) a $250 million aggregate sublimit for all letters of credit.

Under our Revolving Credit Agreement, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances.

As of November 19, 2022, we had no outstanding borrowings and $1.8 million of outstanding letters of credit under our Revolving Credit Agreement.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of November 19, 2022, we had $25.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2025.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $107.2 million in letters of credit outstanding as of November 19, 2022. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of November 19, 2022, the commercial paper borrowings, the $300 million 2.875% Senior Notes due January 2023 and the $500 million 3.125% Senior Notes due July 2023 were classified as long-term in the Consolidated Balance Sheets, as we have the current ability and intent to refinance them on a long-term basis through available capacity in our Revolving Credit Agreement. As of November 19, 2022, we had $2.2 billion of availability under our Revolving Credit Agreement, without giving effect to commercial paper borrowings, which would allow us to replace these short-term obligations with a long-term financing facility.

The Senior Notes contain a provision that repayment may be accelerated if we experience a change in control (as defined in the agreements). The Company’s borrowings under our Senior Notes contain minimal covenants, primarily restrictions on liens. All of the repayment obligations under its borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs. As of November 19, 2022, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

As of November 19, 2022, the Company was in compliance with all covenants and expects to remain in compliance with all covenants under its borrowing arrangements

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.2:1 as of November 19, 2022 and was 2.0:1 as of November 20, 2021. We calculate adjusted debt as the sum of total debt, financing lease liabilities and rent times six; and we calculate adjusted EBITDAR by adding interest, taxes, depreciation, amortization, rent, and share-based compensation expense to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. We expect the ratio of adjusted debt to EBITDAR to return to pre-pandemic levels in the future, increasing debt levels. Once the target ratio is achieved, to the extent adjusted EBITDAR increases, we expect our debt levels to increase; conversely, if adjusted EBITDAR decreases, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

From January 1, 1998 to November 19, 2022, we have repurchased a total of 152.9 million shares of our common stock at an aggregate cost of $31.0 billion, including 392.2 thousand shares of our common stock at an aggregate cost of $900.0 million during the twelve week period ended November 19, 2022.

On October 4, 2022, the Board voted to authorize the repurchase of an additional $2.5 billion of our common stock in connection with our ongoing share repurchase program, which raised the total value of shares authorized to be repurchased to $33.7 billion. Considering the cumulative repurchases as of November 19, 2022, we had $2.7 billion remaining under the Board’s authorization to repurchase our common stock.

Subsequent to November 19, 2022 and through December 9, 2022, we have repurchased 42.9 thousand shares of our common stock at an aggregate cost of $108.0 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have canceled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at November 19, 2022, was $133.9 million, compared with $130.5 million at August 27, 2022, and our total surety bonds commitment at November 19, 2022, was $47.0 million, compared with $46.0 million at August 27, 2022.

Financial Commitments

Except for the previously discussed Revolving Credit Agreement, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 27, 2022.

Reconciliation of Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain financial measures not derived in accordance with GAAP, including Adjusted operating profit, Adjusted net income, Adjusted diluted earnings per share, Adjusted After-Tax ROIC and Adjusted Debt to EBITDAR. Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented non-GAAP financial measures, as we believe they provide additional information that is useful to investors. Additionally, our management uses these non-GAAP financial measures to review and assess our underlying operating results and the Compensation Committee of the Board uses select measures to determine payments of performance-based compensation against pre-established targets.

Adjusted operating profit, Adjusted net income and Adjusted diluted earnings per share present our financial results excluding the non-cash LIFO charge, which vary from period to period, and assist in comparing our current operating results with past periods and with the operational performance of other companies in our industry. Adjusted After-Tax ROIC and Adjusted Debt to EBITDAR provide additional information for determining our optimal capital structure and are used to assist management in evaluating performance and in making appropriate business decisions to maximize stockholders’ value.

We have included reconciliations of this information to the most comparable GAAP measures in the following reconciliation tables.

Reconciliation of Non-GAAP Financial Measure: Adjusted operating profit, Adjusted net income and Adjusted diluted earnings per share

The following tables reconcile operating profit, net income, and diluted EPS to adjusted operating profit, adjusted net income and adjusted diluted earnings per share, which are presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the twelve weeks ended November 19, 2022 and November 20, 2021.

	Twelve Weeks Ended
	November 19,	November 20,
(in thousands, except per share data)	2022	2021

Operating profit (GAAP)	$723,033	$754,485
Cost of sales adjustment:
Non-cash LIFO charge	81,000	—
Adjusted operating profit (Non-GAAP)	$804,033	$754,485

Net income (GAAP)	$539,318	$555,235
Cost of sales adjustment:
Non-cash LIFO charge	81,000	—
Provision for income taxes on adjustment(1)	(18,788)	—
Adjusted net income (Non-GAAP)	$601,530	$555,235

Diluted earnings per share (GAAP)	$27.45	$25.69
Non-cash LIFO charge, net of tax	3.17	—
Adjusted diluted earnings per share (Non-GAAP)	$30.62	$25.69

(1)	The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustment.

Reconciliation of Non-GAAP Financial Measure: Adjusted After-Tax ROIC

The following tables calculate the percentages of adjusted ROIC for the trailing four quarters ended November 19, 2022 and November 20, 2021.

	A	B	A-B=C	D	C+D
	Fiscal Year	Twelve	Forty	Twelve	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 27,	November 20,	August 27,	November 19,	November 19,
(in thousands, except percentage)	2022	2021	2022	2022	2022

Net income	$2,429,604	$555,235	$1,874,369	$539,318	$2,413,687
Adjustments:
Interest expense	191,638	43,284	148,354	57,723	206,077
Rent expense(1)	373,278	82,327	290,951	92,929	383,880
Tax effect(2)	(115,243)	(25,625)	(89,618)	(30,733)	(120,351)
Adjusted after-tax return	$2,879,277	$655,221	$2,224,056	$659,237	$2,883,293

Average debt(3)					$5,924,006
Average stockholders’ deficit(3)					(3,205,259)
Add: Rent x 6(1)					2,303,280
Average finance lease liabilities(3)					291,106
Invested capital					$5,313,133

Adjusted after-tax ROIC					54.3%

	A	B	A-B=C	D	C+D
	Fiscal Year	Twelve	Forty	Twelve	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 28,	November 21,	August 28,	November 20,	November 20,
(in thousands, except percentage)	2021	2020	2021	2021	2021

Net income	$2,170,314	$442,433	$1,727,881	$555,235	$2,283,116
Adjustments:
Interest expense	195,337	46,179	149,158	43,284	192,442
Rent expense(1)	345,380	78,027	267,353	82,327	349,680
Tax effect(2)	(113,551)	(26,083)	(87,468)	(26,378)	(113,846)
Adjusted after-tax return	$2,597,480	$540,556	$2,056,924	$654,468	$2,711,392

Average debt(3)					$5,368,050
Average stockholders' deficit(3)					(1,647,246)
Add: Rent x 6(1)					2,098,080
Average finance lease liabilities(3)					247,537
Invested capital					$6,066,421

Adjusted after-tax ROIC					44.7%

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

	A	B	A-B=C	D	C+D
	Fiscal Year	Twelve	Forty	Twelve	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 27,	November 20,	August 27,	November 19,	November 19,
(in thousands, except ratio)	2022	2021	2022	2022	2022

Net income	$2,429,604	$555,235	$1,874,369	$539,318	$2,413,687
Add: Interest expense	191,638	43,284	148,354	57,723	206,077
Income tax expense	649,487	155,966	493,521	125,992	619,513
EBIT	3,270,729	754,485	2,516,244	723,033	3,239,277
Add: Depreciation and amortization expense	442,223	99,590	342,633	109,253	451,886
Rent expense(1)	373,278	82,327	290,951	92,929	383,880
Share-based expense	70,612	14,295	56,317	19,005	75,322
EBITDAR	$4,156,842	$950,697	$3,206,145	$944,220	$4,150,365

Debt					$6,328,344
Financing lease liabilities					309,320
Add: Rent x 6(1)					2,303,280
Adjusted debt					$8,940,944

Adjusted debt to EBITDAR					2.2

	A	B	A-B=C	D	C+D
	Fiscal Year	Twelve	Forty	Twelve	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 28,	November 21,	August 28,	November 20,	November 20,
(in thousands, except ratio)	2021	2020	2021	2021	2021

Net income	$2,170,314	$442,433	$1,727,881	$555,235	$2,283,116
Add: Interest expense	195,337	46,179	149,158	43,284	192,442
Income tax expense	578,876	126,613	452,263	155,966	608,229
EBIT	2,944,527	615,225	2,329,302	754,485	3,083,787
Add: Depreciation and amortization expense	407,683	89,551	318,132	99,590	417,722
Rent expense(1)	345,380	78,027	267,353	82,327	349,680
Share-based expense	56,112	10,508	45,604	14,295	59,899
EBITDAR	$3,753,702	$793,311	$2,960,391	$950,697	$3,911,088

Debt					$5,271,266
Financing lease liabilities					274,703
Add: Rent x 6(1)					2,098,080
Adjusted debt					$7,644,049

Adjusted debt to EBITDAR					2.0

(1)	The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the trailing four quarters ended November 19, 2022 and November 20, 2021.

	Trailing Four Quarters Ended
(in thousands)	November 19, 2022	November 20, 2021

Total lease cost, per ASC 842	$483,867	$436,488
Less: Finance lease interest and amortization	(72,400)	(61,102)
Less: Variable operating lease components, related to insurance and common area maintenance	(27,587)	(25,706)
Rent expense	$383,880	$349,680

(2)	Effective tax rate over trailing four quarters ended November 19, 2022 and November 20, 2021 is 20.4% and 21.0%, respectively.
(3)	All averages are computed based on trailing five quarter balances.

Recent Accounting Pronouncements

Refer to Note A of the Notes to Condensed Consolidated Financial Statements for the discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 27, 2022. There have been no significant changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended August 27, 2022.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

At November 19, 2022, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 27, 2022 was the $204.9 million net increase in commercial paper.

The fair value of the Company’s debt was estimated at $6.0 billion as of November 19, 2022, and $5.9 billion as of August 27, 2022, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the carrying value of debt by $341.1 million and $182.8 million at November 19, 2022 and August 27, 2022, respectively, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts. We had $808.3 million of variable rate debt outstanding at November 19, 2022 and $603.4 million in variable rate debt outstanding at August 27, 2022. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $8.1 million in fiscal 2023. The primary interest rate exposure is based on the federal funds rate. We had outstanding fixed rate debt of $5.5 billion, net of unamortized debt issuance costs of $30.0 million at November 19, 2022 and $5.5 billion, net of unamortized debt issuance costs of $31.3 million at August 27, 2022. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by $215.0 million at November 19, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 19, 2022, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 19, 2022.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 19, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part 1, Item 3, of our Annual Report in Form 10-K for the fiscal year ended August 27, 2022.

Item 1A. Risk Factors

Except as set for below, as of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 27, 2022.

We may be unable to achieve our environmental, social and governance (ESG) goals, particularly with respect to the reduction of greenhouse gas (GHG) emissions, or otherwise meet the expectations of our stakeholders with respect to ESG matters.

We have announced certain aspirations and goals related to ESG matters, such as plans to reduce greenhouse gas emissions. Achievement of these aspirations, targets, plans and goals is subject to numerous risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: our ability to successfully identify and implement relevant strategies on a timely and cost-effective basis; our ability to achieve the anticipated benefits and cost savings of such strategies and actions; and the availability and cost of existing and future technologies, such as alternative fuel vehicles, off-site renewable energy, and other materials and components. It is possible that we may be unsuccessful in the achievement of our ESG goals, on a timely basis or at all, or that the costs to achieve those goals become prohibitively expensive. Furthermore, our stakeholders may not be satisfied with our efforts or the speed at which we are progressing towards any such aspirations and goals. A delay, failure or perceived failure or delay to meet our goals and aspirations could adversely affect public perception of our business, or we may lose shareholder support. Certain challenges we face in the achievement of our ESG objectives are also captured within our ESG reporting, which is not incorporated by reference into and does not form any part of this Quarterly Report on Form 10-Q or our other filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended November 19, 2022 were as follows:

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

August 28, 2022 to September 24, 2022	87,069	$2,158.94	87,069	$869,601,934
September 25, 2022 to October 22, 2022	149,095	2,204.02	149,095	3,040,993,804
October 23, 2022 to November 19, 2022	156,029	2,457.32	156,029	2,657,580,219
Total	392,193	$2,294.78	392,193	$2,657,580,219

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended by the Board on October 4, 2022 to authorize the repurchase of an additional $2.5 billion of our common stock. This brings the cumulative share repurchase authorization to $33.7 billion. All of the above repurchases were part of this program.

Subsequent to November 19, 2022 and through December 9, 2022, we have repurchased 42.9 thousand shares of our common stock at an aggregate cost of $108.0 million.

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

10.1*

First Amendment to Credit Agreement, dated as of November 15, 2022, among AutoZone, Inc. as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended November 19, 2022, has been formatted in Inline XBRL.

*	Furnished herewith.

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

Dated: December 20, 2022