Form 10-Q
period 2023-02-11
AUTOZONE INC
filed 2023-03-17
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 11, 2023, or

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

Common Stock, $.01 Par Value – 18,397,705 shares outstanding as of March 10, 2023.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 11,	August 27,
(in thousands)	2023	2022

Assets
Current assets:
Cash and cash equivalents	$301,286	$264,380
Accounts receivable	484,767	504,886
Merchandise inventories	5,731,255	5,638,004
Other current assets	277,497	220,714
Total current assets	6,794,805	6,627,984

Property and equipment:
Property and equipment	9,723,855	9,453,171
Less: Accumulated depreciation and amortization	(4,487,726)	(4,282,752)
	5,236,129	5,170,419

Operating lease right-of-use assets	2,943,844	2,918,817
Goodwill	302,645	302,645
Deferred income taxes	59,814	52,047
Other long-term assets	207,905	203,131
	3,514,208	3,476,640
Total assets	$15,545,142	$15,275,043

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,321,551	$7,301,347
Current portion of operating lease liabilities	275,269	243,407
Accrued expenses and other	933,735	1,008,701
Income taxes payable	84,063	34,938
Total current liabilities	8,614,618	8,588,393

Long-term debt	7,042,302	6,122,092
Operating lease liabilities, less current portion	2,854,227	2,837,973
Deferred income taxes	536,102	533,884
Other long-term liabilities	682,063	731,614

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 18,786 shares issued and 18,467 shares outstanding as of February 11, 2023; 20,732 shares issued and 19,126 shares outstanding as of August 27, 2022	188	207
Additional paid-in capital	1,324,258	1,354,252
Retained deficit	(4,471,842)	(1,330,067)
Accumulated other comprehensive loss	(269,312)	(300,536)
Treasury stock, at cost	(767,462)	(3,262,769)
Total stockholders’ deficit	(4,184,170)	(3,538,913)
Total liabilities and stockholders' deficit	$15,545,142	$15,275,043

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 11,	February 12,	February 11,	February 12,
(in thousands, except per share data)	2023	2022	2023	2022

Net sales	$3,690,982	$3,369,750	$7,676,049	$7,038,653
Cost of sales, including warehouse and delivery expenses	1,760,979	1,584,524	3,751,424	3,328,267
Gross profit	1,930,003	1,785,226	3,924,625	3,710,386
Operating, selling, general and administrative expenses	1,260,026	1,158,466	2,531,615	2,329,141
Operating profit	669,977	626,760	1,393,010	1,381,245
Interest expense, net	65,609	42,471	123,332	85,755
Income before income taxes	604,368	584,289	1,269,678	1,295,490
Income tax expense	127,824	112,534	253,816	268,500
Net income	$476,544	$471,755	$1,015,862	$1,026,990

Weighted average shares for basic earnings per share	18,705	20,513	18,856	20,750
Effect of dilutive stock equivalents	632	645	635	633
Weighted average shares for diluted earnings per share	19,337	21,158	19,491	21,383

Basic earnings per share	$25.48	$23.00	$53.87	$49.49
Diluted earnings per share	$24.64	$22.30	$52.12	$48.03

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 11,	February 12,	February 11,	February 12,
(in thousands)	2023	2022	2023	2022

Net income	$476,544	$471,755	$1,015,862	$1,026,990
Other comprehensive income (loss):
Foreign currency translation adjustments	22,060	14,315	25,395	(2,251)
Unrealized gains (losses) on marketable debt securities, net of taxes	548	(870)	(123)	(1,300)
Net derivative activities, net of taxes	5,345	719	5,952	1,374
Total other comprehensive income (loss)	27,953	14,164	31,224	(2,177)
Comprehensive income	$504,497	$485,919	$1,047,086	$1,024,813

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Four Weeks Ended
	February 11,	February 12,
(in thousands)	2023	2022

Cash flows from operating activities:
Net income	$1,015,862	$1,026,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	222,964	199,282
Other non-cash charges	91,000	—
Amortization of debt origination fees	3,922	5,373
Deferred income taxes	(4,697)	40,983
Share-based compensation expense	42,379	30,738
Changes in operating assets and liabilities:
Accounts receivable	22,273	(27,385)
Merchandise inventories	(161,546)	(393,459)
Accounts payable and accrued expenses	(111,311)	278,833
Income taxes	87,400	12,774
Other, net	(60,185)	(34,383)
Net cash provided by operating activities	1,148,061	1,139,746

Cash flows from investing activities:
Capital expenditures	(259,234)	(208,143)
Purchase of marketable debt securities	(14,000)	(22,632)
Proceeds from sale of marketable debt securities	3,450	13,908
Investment in tax credit equity investments	(12,070)	(20,656)
Proceeds from disposal of capital assets and other, net	11,846	26,210
Net cash used in investing activities	(270,008)	(211,313)

Cash flows from financing activities:
Net proceeds from commercial paper	227,600	1,068,100
Proceeds from issuance of debt	1,000,000	—
Repayment of debt	(300,000)	(500,000)
Net proceeds from sale of common stock	72,758	66,457
Purchase of treasury stock	(1,799,997)	(2,459,995)
Repayment of principal portion of finance lease liabilities	(40,572)	(31,100)
Other, net	(4,510)	(3,362)
Net cash used in financing activities	(844,721)	(1,859,900)

Effect of exchange rate changes on cash	3,574	(445)

Net increase/(decrease) in cash and cash equivalents	36,906	(931,912)
Cash and cash equivalents at beginning of period	264,380	1,171,335
Cash and cash equivalents at end of period	$301,286	$239,423

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Twelve Weeks Ended February 11, 2023
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at November 19, 2022	20,794	$208	$1,412,650	$(790,749)	$(297,265)	$(4,162,767)	$(3,837,923)
Net income	—	—	—	476,544	—	—	476,544
Total other comprehensive income	—	—	—	—	27,953	—	27,953
Retirement of treasury shares	(2,051)	(20)	(143,440)	(4,157,637)	—	4,301,097	—
Purchase of 372 shares of treasury stock	—	—	—	—	—	(905,792)	(905,792)
Issuance of common stock under stock options and stock purchase plans	43	—	31,929	—	—	—	31,929
Share-based compensation expense	—	—	23,119	—	—	—	23,119
Balance at February 11, 2023	18,786	$188	$1,324,258	$(4,471,842)	$(269,312)	$(767,462)	$(4,184,170)

	Twelve Weeks Ended February 12, 2022
					Accumulated
	Common		Additional	Retained	Other
	Shares	Common	Paid-in	Earnings	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	(Deficit)	Loss	Stock	Total

Balance at November 20, 2021	23,057	$231	$1,499,557	$135,406	$(324,327)	$(3,435,617)	$(2,124,750)
Net income	—	—	—	471,755	—	—	471,755
Total other comprehensive income	—	—	—	—	14,164	—	14,164
Retirement of treasury shares	(2,484)	(25)	(294,894)	(3,337,892)	—	3,632,811	—
Purchase of 783 shares of treasury stock	—	—	—	—	—	(1,559,998)	(1,559,998)
Issuance of common stock under stock options and stock purchase plans	77	—	45,356	—	—	—	45,356
Share-based compensation expense	—	—	15,996	—	—	—	15,996
Balance at February 12, 2022	20,650	$206	$1,266,015	$(2,730,731)	$(310,163)	$(1,362,804)	$(3,137,477)

	Twenty-Four Weeks Ended February 11, 2023
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 27, 2022	20,732	$207	$1,354,252	$(1,330,067)	$(300,536)	$(3,262,769)	$(3,538,913)
Net income	—	—	—	1,015,862	—	—	1,015,862
Total other comprehensive income	—	—	—	—	31,224	—	31,224
Retirement of treasury shares	(2,051)	(20)	(143,440)	(4,157,637)	—	4,301,097	—
Purchase of 764 shares of treasury stock	—	—	—	—	—	(1,805,790)	(1,805,790)
Issuance of common stock under stock options and stock purchase plans	105	1	72,757	—	—	—	72,758
Share-based compensation expense	—	—	40,689	—	—	—	40,689
Balance at February 11, 2023	18,786	$188	$1,324,258	$(4,471,842)	$(269,312)	$(767,462)	$(4,184,170)

	Twenty-Four Weeks Ended February 12, 2022
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 28, 2021	23,007	$230	$1,465,669	$(419,829)	$(307,986)	$(2,535,620)	$(1,797,536)
Net income	—	—	—	1,026,990	—	—	1,026,990
Total other comprehensive loss	—	—	—	—	(2,177)	—	(2,177)
Retirement of treasury shares	(2,484)	(25)	(294,894)	(3,337,892)	—	3,632,811	—
Purchase of 1,298 shares of treasury stock	—	—	—	—	—	(2,459,995)	(2,459,995)
Issuance of common stock under stock options and stock purchase plans	127	1	66,456	—	—	—	66,457
Share-based compensation expense	—	—	28,784	—	—	—	28,784
Balance at February 12, 2022	20,650	$206	$1,266,015	$(2,730,731)	$(310,163)	$(1,362,804)	$(3,137,477)

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

Operating results for the twelve and twenty-four weeks ended February 11, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 26, 2023. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters of fiscal 2023 and 2022 each have 16 weeks.

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

Recently Issued Accounting Pronouncements

In September 2022, the FASB issued ASU 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50). This ASU requires buyers in a supplier finance program to disclose sufficient qualitative and quantitative information about the program to allow a reader of the financial statements to understand the program’s nature, activity during the period, changes from period to period and the program’s potential magnitude. This ASU is effective for all companies for fiscal years beginning after December 15, 2022, including interim periods within those years, and requires retrospective adoption. Early adoption is permitted. The Company will adopt this standard beginning with its first quarter ending November 18, 2023. The Company is currently evaluating the new guidance to determine the impact the adoption will have on the Company’s disclosures.

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

Stock Options:

The Company made stock option grants for 157,870 shares during the twenty-four week period ended February 11, 2023 and granted options to purchase 164,262 shares during the comparable prior year period. The Company grants options to purchase common stock to certain of its employees under its equity incentive plans at prices equal to the market value of the stock on the date of grant. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date.

The weighted average fair value of the stock option awards granted during the twenty-four week periods ended February 11, 2023 and February 12, 2022, using the Black-Scholes-Merton multiple-option pricing valuation model, was $760.98 and $463.09 per share, respectively, using the following weighted average key assumptions:

	Twenty-Four Weeks Ended
	February 11,	February 12,
	2023	2022

Expected price volatility	29%	28%
Risk-free interest rate	3.8%	1.1%
Weighted average expected lives (in years)	5.4	5.6
Forfeiture rate	10%	10%
Dividend yield	0%	0%

During the twenty-four week period ended February 11, 2023, and the comparable prior year period, 96,080 and 123,216 stock options were exercised at a weighted average exercise price of $709.98 and $584.81, respectively.

As of February 11, 2023, total unrecognized share-based expense related to stock options, net of estimated forfeitures, was approximately $137.7 million, before income taxes, which we expect to recognize over an estimated weighted average period of 3.3 years.

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

As of February 11, 2023, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $11.7 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.8 years.

Transactions related to restricted stock units for the twenty-four weeks ended February 11, 2023 were as follows:

		Weighted-
	Number	Average Grant
	of Shares	Date Fair Value

Nonvested at August 27, 2022	12,731	$1,223.61
Granted	3,584	2,267.40
Vested	(6,635)	1,276.65
Forfeited	(1,054)	1,555.01
Nonvested at February 11, 2023	8,626	$1,576.00

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) for the twelve and twenty-four week periods ended February 11, 2023, was $23.4 million and $42.4 million, respectively. For the comparable prior year periods, total share-based compensation expense was $16.4 million and $30.7 million, respectively.

For the twelve and twenty-four week periods ended February 11, 2023, 156,925 and 122,072, respectively, stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year periods, 162,955 and 128,399, respectively, anti-dilutive stock options were excluded from the dilutive earnings per share computation.

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	February 11, 2023
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$62,455	$—	$—	$62,455
Other long-term assets	49,925	10,558	—	60,483
	$112,380	$10,558	$—	$122,938

	August 27, 2022
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$49,659	$109	$—	$49,768
Other long-term assets	57,301	5,476	—	62,777
	$106,960	$5,585	$—	$112,545

At February 11, 2023, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheets consisted of short-term marketable debt securities, which are included within Other current assets, and long-term marketable debt securities, which are included in Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable debt securities, by asset class, are described in “Note D – Marketable Debt Securities.”

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

The Company’s available-for-sale marketable debt securities consisted of the following:

	February 11, 2023
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$12,789	$—	$(289)	$12,500
Government bonds	90,877	1	(2,101)	88,777
Mortgage-backed securities	4,005	—	(267)	3,738
Asset-backed securities and other	18,206	1	(284)	17,923
	$125,877	$2	$(2,941)	$122,938

	August 27, 2022
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$15,293	$1	$(298)	$14,996
Government bonds	88,903	—	(1,963)	86,940
Mortgage-backed securities	4,600	—	(243)	4,357
Asset-backed securities and other	6,531	—	(279)	6,252
	$115,327	$1	$(2,783)	$112,545

The debt securities held at February 11, 2023, had effective maturities ranging from less than one year to approximately three years. Securities maturing in less than one year totaled $62.5 million and $49.7 million at February 11, 2023 and August 27, 2022, respectively. Securities maturing between one and three years totaled $60.5 million and $62.8 million at February 11, 2023 and August 27, 2022, respectively. At February 11, 2023, the Company held 70 securities that are in an unrealized loss position of approximately $2.9 million. In evaluating whether a credit loss exists for the securities, the Company considers factors such as the severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value. An allowance for credit losses was deemed unnecessary given consideration of the factors above.

Included above in total available-for-sale marketable debt securities are $103.7 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note E – Derivative Financial Instruments

During the second quarter of fiscal 2023, the Company entered into two treasury rate locks designated as cash flow hedges used to manage our exposure to interest rate volatility associated with anticipated debt financing, each with a notional amount of $250 million. The treasury rate locks had fixed rates of 3.45% and 3.38% benchmarked based on the 5-year and the 10-year U.S. treasury notes, respectively. These locks expired on January 27, 2023 and resulted in gains of $1.9 million and $2.9 million, respectively, which have been deferred in Accumulated other comprehensive loss and will be reclassified to Interest expense over the life of the underlying debt. The hedges remained highly effective until they expired, and no ineffectiveness was recognized in earnings.

At February 11, 2023, the Company had $12.2 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives, which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve and twenty-four week periods ended February 11, 2023, the Company reclassified $741 thousand and $1.5 million, respectively, of net losses from Accumulated other comprehensive loss to Interest expense. During the comparable prior year periods, $911 thousand and $1.8 million, respectively, were reclassified from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $2.3 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note F – Merchandise Inventories

Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or net realizable value for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. The Company’s policy is not to write up inventory in excess of replacement cost. Due to recent price inflation on the Company’s merchandise purchases, primarily driven by increased freight costs, the Company’s LIFO credit reserve balance was $106.0 million at February 11, 2023, and $15.0 million at August 27, 2022. Increases to the Company’s LIFO credit reserve balance are recorded as a non-cash charge to cost of sales.

Note G – Financing

The Company’s debt consisted of the following:

	February 11,	August 27,
(in thousands)	2023	2022

2.875% Senior Notes due January 2023, effective interest rate 3.21%	$—	$300,000
3.125% Senior Notes due July 2023, effective interest rate 3.26%	500,000	500,000
3.125% Senior Notes due April 2024, effective interest rate 3.32%	300,000	300,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.625% Senior Notes due April 2025, effective interest rate 3.78%	500,000	500,000
3.125% Senior Notes due April 2026, effective interest rate 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate 3.83%	600,000	600,000
4.500% Senior Notes due February 2028, effective interest rate 4.43%	450,000	—
3.750% Senior Notes due April 2029, effective interest rate 3.86%	450,000	450,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	750,000
1.650% Senior Notes due January 2031, effective interest rate 2.19%	600,000	600,000
4.750% Senior Notes due August 2032, effective interest rate 4.76%	750,000	750,000
4.750% Senior Notes due February 2033, effective interest rate 4.70%	550,000	—
Commercial paper, weighted average interest rate 4.68% and 2.43% at February 11, 2023 and August 27, 2022, respectively	831,000	603,400
Total debt before discounts and debt issuance costs	7,081,000	6,153,400
Less: Discounts and debt issuance costs	38,698	31,308
Long-term Debt	$7,042,302	$6,122,092

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

As of February 11, 2023, the Company had no outstanding borrowings and $1.8 million of outstanding letters of credit under the Revolving Credit Agreement.

The Company also maintains a letter of credit facility that allows it to request the participating bank to issue letters of credit on its behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of February 11, 2023, the Company had $25.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2025.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, the Company had $107.2 million in letters of credit outstanding as of February 11, 2023. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of February 11, 2023, the commercial paper borrowings and the $500 million 3.125% Senior Notes due July 2023 were classified as long-term in the accompanying Consolidated Balance Sheets as the Company currently has the ability and intent to refinance them on a long-term basis through available capacity under its Revolving Credit Agreement. As of February 11, 2023, the Company had $2.2 billion of availability under its Revolving Credit Agreement, without giving effect to commercial paper borrowings, which would allow it to replace these short-term obligations with a long-term financing facility.

On January 17, 2023, the Company repaid its outstanding $300 million 2.875% Senior Notes due January 2023.

On January 27, 2023, the Company issued $450 million in 4.500% Senior Notes due February 2028 and $550 million in 4.750% Senior Notes due February 2033. Proceeds from the debt issuance were used to repay a portion of the Company’s outstanding commercial paper borrowings and for other general corporate purposes.

The Senior Notes contain a provision that repayment may be accelerated if the Company experiences both a change of control (as defined in the agreements) and a rating event (as defined in the agreements). The Company’s borrowings under its Senior Notes contain minimal covenants, primarily restrictions on liens. All of the repayment obligations under its borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. Interest for the Senior Notes is paid on a semi-annual basis.

The fair value of the Company’s debt was estimated at $6.7 billion as of February 11, 2023, and $5.9 billion as of August 27, 2022, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the carrying value of debt by $298.4 million and $182.8 million at February 11, 2023 and August 27, 2022, respectively, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts.

As of February 11, 2023, the Company was in compliance with all covenants and expects to remain in compliance with all covenants under its borrowing arrangements.

Note H – Stock Repurchase Program

From January 1, 1998 to February 11, 2023, the Company has repurchased a total of 153.3 million shares of its common stock at an aggregate cost of $31.9 billion, including 764.3 thousand shares of its common stock at an aggregate cost of $1.8 billion (inclusive of excise tax of $5.8 million) during the twenty-four week period ended February 11, 2023. The excise tax is assessed at one percent of the fair market value of net stock repurchases after December 31, 2022.

On October 4, 2022, the Board voted to authorize the repurchase of an additional $2.5 billion of the Company’s common stock in connection with its ongoing share repurchase program, which raised the total value of shares authorized to be repurchased to $33.7 billion. Considering the cumulative repurchases as of February 11, 2023, the Company had $1.8 billion remaining under the Board’s authorization to repurchase its common stock.

During the twenty-four week period ended February 11, 2023, the Company retired 2.1 million shares of treasury stock which had been previously repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $4.2 billion and decreased Additional paid-in capital by $143.4 million. During the comparable prior year period, the Company retired 2.5 million shares of treasury stock, which increased Retained deficit by $3.3 billion and decreased Additional paid-in capital by $294.9 million.

Subsequent to February 11, 2023 and through March 10, 2023, the Company has repurchased 83.5 thousand shares of its common stock at an aggregate cost of $210.0 million.

Note I – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, activity for interest rate swaps and treasury rate locks that qualified as cash flow hedges and unrealized gains (losses) on available-for-sale marketable debt securities.

Changes in Accumulated other comprehensive loss for the twelve week periods ended February 11, 2023 and February 12, 2022 consisted of the following:

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(1)	on Securities	Derivatives	Total

Balance at November 19, 2022	$(276,855)	$(2,842)	$(17,568)	$(297,265)
Other comprehensive income before reclassifications(2)(3)	22,060	548	4,781	27,389
Amounts reclassified from Accumulated other comprehensive loss(3)	—	—	564	564
Balance at February 11, 2023	$(254,795)	$(2,294)	$(12,223)	$(269,312)

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(1)	on Securities	Derivatives	Total

Balance at November 20, 2021	$(304,204)	$159	$(20,282)	$(324,327)
Other comprehensive income (loss) before reclassifications(2)(3)	14,315	(870)	—	13,445
Amounts reclassified from Accumulated other comprehensive loss(3)	—	—	719	719
Balance at February 12, 2022	$(289,889)	$(711)	$(19,563)	$(310,163)

Changes in Accumulated other comprehensive loss for the twenty-four week periods ended February 11, 2023 and February 12, 2022 consisted of the following:

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(1)	on Securities	Derivatives	Total

Balance at August 27, 2022	$(280,190)	$(2,171)	$(18,175)	$(300,536)
Other comprehensive income (loss) before reclassifications(2)(3)	25,395	(123)	4,781	30,053
Amounts reclassified from Accumulated other comprehensive loss(3)	—	—	1,171	1,171
Balance at February 11, 2023	$(254,795)	$(2,294)	$(12,223)	$(269,312)

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(1)	on Securities	Derivatives	Total

Balance at August 28, 2021	$(287,638)	$589	$(20,937)	$(307,986)
Other comprehensive loss before reclassifications(2)(3)	(2,251)	(1,300)	—	(3,551)
Amounts reclassified from Accumulated other comprehensive loss(3)	—	—	1,374	1,374
Balance at February 12, 2022	$(289,889)	$(711)	$(19,563)	$(310,163)
(1)	Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries’ earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.
(2)	Amounts in parentheses indicate debits to Accumulated Other Comprehensive Loss.
(3)	Amounts shown are net of tax.

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

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 7,014 stores in the U.S., Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 11,	February 12,	February 11,	February 12,
(in thousands)	2023	2022	2023	2022

Net Sales
Auto Parts Stores	$3,623,110	$3,306,223	$7,539,017	$6,911,730
Other	67,872	63,527	137,032	126,923
Total	$3,690,982	$3,369,750	$7,676,049	$7,038,653

Segment Profit
Auto Parts Stores	$1,888,480	$1,747,236	$3,842,208	$3,634,689
Other	41,523	37,990	82,417	75,697
Gross profit	1,930,003	1,785,226	3,924,625	3,710,386
Operating, selling, general and administrative expenses	(1,260,026)	(1,158,466)	(2,531,615)	(2,329,141)
Interest expense, net	(65,609)	(42,471)	(123,332)	(85,755)
Income before income taxes	$604,368	$584,289	$1,269,678	$1,295,490

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

AutoZone, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. (the Company) as of February 11, 2023, the related condensed consolidated statements of income, comprehensive income and stockholders’ deficit for the twelve week and twenty-four week periods ended February 11, 2023 and February 12, 2022, the condensed consolidated statements of cash flows for the twenty-four week periods ended February 11, 2023 and February 12, 2022, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

March 17, 2023

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

Forward-Looking Statements

Certain statements contained herein constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “seek,” “may,” “could” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand, due to changes in fuel prices, miles driven or otherwise; energy prices; weather, including extreme temperatures, natural disasters and general weather conditions; competition; credit market conditions; cash flows; access to available and feasible financing; future stock repurchases; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; risks associated with self-insurance; war and the prospect of war, including terrorist activity; the impact of public health issues; inflation, including wage inflation; the ability to hire, train and retain qualified employees; construction delays; failure or interruption of our information technology systems; issues relating to the confidentiality, integrity or availability of information, including due to cyber-attacks; historic growth rate sustainability; downgrade of our credit ratings; damage to our reputation; challenges associated with international markets; origin and raw material costs of suppliers; inventory availability; disruption in our supply chain; impact of tariffs; impact of new accounting standards; our ability to execute our growth initiatives; and other business interruptions. Certain of these risks and uncertainties are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of our Annual Report on Form 10-K for the year ended August 27, 2022, and Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarterly period ended November 19, 2022. These Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements. Events described above and in the “Risk Factors” could materially and adversely affect our business. However, it should be understood that it is not possible to identify or predict all such risks and other factors that could affect these forward-looking statements. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are the leading retailer and distributor of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at February 11, 2023, operated 6,226 stores in the U.S., 707 stores in Mexico and 81 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At February 11, 2023, in 5,500 of our domestic stores, we had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in the majority of our stores in Mexico and Brazil. We sell the ALLDATA brand automotive diagnostic, repair and shop management software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services. Our websites and the information contained therein or linked thereto are not intended to be incorporated into this report.

Operating results for the twelve and twenty-four weeks ended February 11, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2023. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters of fiscal 2023 and 2022 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September, and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales increased 9.5% for the quarter ended February 11, 2023 compared to the prior year period, which was driven by an increase in domestic same store sales (sales from stores open at least one year) of 5.3%. Domestic commercial sales increased 13.1%, which represents approximately 29.5% of our domestic auto parts sales. Operating profit increased 6.9% to $670.0 million compared to $626.8 million in the prior year period. Net income for the quarter increased 1.0% to $476.5 million compared to $471.8 million in the prior year period. Diluted earnings per share increased 10.5% to $24.64 per share from $22.30 per share in the prior year period.

The above results include a $10.0 million non-cash LIFO charge incurred for the quarter ended February 11, 2023. Adjusting for the non-cash LIFO charge, adjusted operating profit increased 8.5%, adjusted net income increased 2.6% and adjusted diluted earnings per share increased 12.3% compared to the prior year period. Management believes these non-GAAP financial measures are useful in providing period-to-period comparisons of the results of our operations. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for a reconciliation of these non-GAAP measures to the most comparable GAAP measure.

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

During the second quarter of fiscal 2023, failure and maintenance related categories represented the largest portion of our sales mix at approximately 86% of total sales, which is consistent with the comparable prior year period. Failure related categories continue to be the largest portion of our sales mix. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by weather over a short-term period. Over the long-term, we believe the impact of weather on our sales mix is not significant.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including macroeconomic factors and the number of seven year old or older vehicles on the road. The average age of the U.S. light vehicle fleet remains in our industry’s favor as the average age has exceeded 11 years since 2012, according to the latest data provided by the Auto Care Association. As of January 1, 2022, the average age of light vehicles on the road was 12.2 years. Since the beginning of the fiscal year and through December 2022 (latest publicly available information), miles driven in the U.S. were down 2.6% compared to the same period in the prior year.

Twelve Weeks Ended February 11, 2023

Compared with Twelve Weeks Ended February 12, 2022

Net sales for the twelve weeks ended February 11, 2023 increased $321.2 million to $3.7 billion, or 9.5% over net sales of $3.4 billion for the comparable prior year period. Total auto parts sales increased by 9.6%, primarily driven by an increase in domestic same store sales of 5.3% and net sales of $75.5 million from new stores. Domestic commercial sales increased $110.7 million to $954.6 million, or 13.1%, over the comparable prior year period.

Gross profit for the twelve weeks ended February 11, 2023 was $1.9 billion, compared with $1.8 billion during the comparable prior year period. Gross profit, as a percentage of sales, was 52.3% compared to 53.0% during the comparable prior year period. The decrease in gross margin was impacted by a 27 basis point ($10.0 million) non-cash LIFO charge driven primarily by rising freight costs, with the remaining decrease resulting primarily from supply chain costs and accelerated growth in our commercial business.

Operating, selling, general and administrative expenses for the twelve weeks ended February 11, 2023 were $1.3 billion compared with $1.2 billion during the comparable prior year period. As a percentage of sales, these expenses were 34.1% compared with 34.4% during the comparable prior year period.

Net interest expense for the twelve weeks ended February 11, 2023, was $65.6 million compared with $42.5 million during the comparable prior year period. Average borrowings for the twelve weeks ended February 11, 2023 were $6.9 billion, compared with $5.6 billion for the comparable prior year period. Weighted average borrowing rates were 3.70% and 3.03% for the quarters ended February 11, 2023 and February 12, 2022, respectively.

Our effective income tax rate was 21.2% of pretax income for the twelve weeks ended February 11, 2023, and 19.3% for the comparable prior year period. The increase in the tax rate was primarily attributable to a decreased benefit from stock options exercised during the twelve weeks ended February 11, 2023. The benefit of stock options exercised for the twelve week period ended February 11, 2023 was $13.4 million compared to $23.4 million in the comparable prior year period.

Net income for the twelve weeks ended February 11, 2023 increased by $4.8 million to $476.5 million due to the factors set forth above, and diluted earnings per share increased by 10.5% to $24.64 from $22.30. Excluding the non-cash LIFO charge, adjusted net income increased 2.6% to $484.2 million, and adjusted diluted earnings per share increased 12.3% to $25.04. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.42.

Twenty-Four Weeks Ended February 11, 2023

Compared with Twenty-Four Weeks Ended February 12, 2022

Net sales for the twenty-four weeks ended February 11, 2023 increased $637.4 million to $7.7 billion, or 9.1% over net sales of $7.0 billion for the comparable prior year period. Total auto parts sales increased by 9.1%, primarily driven by an increase in domestic same store sales of 5.5% and net sales of $147.1 million from new stores. Domestic commercial sales increased $245.1 million to $2.0 billion, or 14.1%, over the comparable prior year period.

Gross profit for the twenty-four weeks ended February 11, 2023 was $3.9 billion, compared with $3.7 billion during the comparable prior year period. Gross profit, as a percentage of sales, was 51.1% compared to 52.7% during the comparable prior year period. The decrease in gross margin was driven by a 119 basis point ($91.0 million) non-cash LIFO charge driven primarily by rising freight costs, with the remaining decrease resulting primarily from supply chain costs and accelerated growth in our commercial business.

Operating, selling, general and administrative expenses for the twenty-four weeks ended February 11, 2023, were $2.5 billion compared with $2.3 billion during the comparable prior year period. As a percentage of sales, these expenses were 33.0% compared with 33.1% during the comparable prior year period.

Net interest expense for the twenty-four weeks ended February 11, 2023, was $123.3 million compared with $85.8 million during the comparable prior year period. Average borrowings for the twenty-four weeks ended February 11, 2023 were $6.5 billion, compared with $5.4 billion for the comparable prior year period. Weighted average borrowing rates were 3.58% and 3.17% for the twenty-four week periods ended February 11, 2023 and February 12, 2022, respectively.

Our effective income tax rate was 20.0% of pretax income for the twenty-four weeks ended February 11, 2023, and 20.7% for the comparable prior year period. The decrease in the tax rate was primarily attributable to an increased benefit from stock options exercised during the twenty-four weeks ended February 11, 2023. The benefit of stock options exercised for the twenty-four weeks period ended February 11, 2023 was $43.1 million compared to $34.7 million in the comparable prior year period.

Net income for the twenty-four weeks ended February 11, 2023 decreased by $11.1 million to $1.0 billion due to the factors set forth above, and diluted earnings per share increased by 8.5% to $52.12 from $48.03. Excluding the non-cash LIFO charge, adjusted net income increased 5.7% to $1.1 billion, and adjusted diluted earnings per share increased 16.0% to $55.70. The impact on current year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $1.12.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. Our cash flow results benefitted from the quarter’s strong sales and continued progress on our initiatives. We believe that our cash generated from operating activities and available credit, supplemented with our long-term borrowings will provide ample liquidity to fund our operations while allowing us to make strategic investments to support long-term growth initiatives and return excess cash to shareholders in the form of share repurchases. As of February 11, 2023, we held $301.3 million of cash and cash equivalents, as well as $2.2 billion in undrawn capacity on our Revolving Credit Agreement, before giving effect to commercial paper borrowings. We believe our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, repay our debt as it becomes due and fund our share repurchases over the short-term and long-term. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary. However, decreased demand for our products or changes in customer buying patterns would negatively impact our ability to generate cash from operating activities. Decreased demand or changes in buying patterns could also impact our ability to meet the debt covenants of our credit agreements and, therefore, negatively impact the funds available under our Revolving Credit Agreement. In the event our liquidity is insufficient, we may be required to limit our spending.

For each of the twenty-four week periods ended February 11, 2023 and February 12, 2022, our net cash flows from operating activities provided $1.1 billion.

Our net cash flows used in investing activities for the twenty-four weeks ended February 11, 2023 were $270.0 million as compared with $211.3 million in the comparable prior year period. Capital expenditures for the twenty-four weeks ended February 11, 2023 were $259.2 million compared to $208.1 million in the comparable prior year period. The increase in capital expenditures was primarily driven by our growth initiatives, including hub and mega hub expansion projects, new distribution centers and new stores. During the twenty-four week period ended February 11, 2023 and February 12, 2022, we opened 71 and 48 net new stores, respectively. Investing cash flows were impacted by our wholly owned captive, which purchased $14.0 million and sold $3.5 million in marketable debt securities during the twenty-four weeks ended February 11, 2023. During the comparable prior year period, the captive purchased $22.6 million in marketable debt securities and sold $13.9 million.

Our net cash flows used in financing activities for the twenty-four weeks ended February 11, 2023 were $844.7 million compared to $1.9 billion in the comparable prior year period. During the twenty-four weeks ended February 11, 2023, we received $1.0 billion in debt issuances and repaid our $300 million 2.875% senior notes due January 2023. During the comparable prior year period, no debt was issued and we repaid our $500 million 3.700% Senior Notes due April 2022. Stock repurchases were $1.8 billion in the current twenty-four week period as compared with $2.5 billion in the comparable prior year period. The treasury stock repurchases were primarily funded by cash flows from operations. For the twenty-four week period ended February 11, 2023, our commercial paper activity resulted in $227.6 million in net proceeds from commercial paper compared to $1.1 billion commercial paper net proceeds in the comparable prior year period. Proceeds from the sale of common stock and exercises of stock options for the twenty-four weeks ended February 11, 2023 and February 12, 2022 provided $72.8 million and $66.5 million, respectively.

During fiscal 2023, we expect to increase the investment in our business as compared to fiscal 2022. Our investments are expected to be directed primarily to our supply chain initiatives, which includes expanded hub and mega hubs, as well as new distribution centers and new stores. The amount of investments in our new stores is impacted by different factors, including whether the building and land are purchased (requiring higher investment) or leased (generally lower investment) and whether such buildings are located in the U.S., Mexico or Brazil, or located in urban or rural areas.

In addition to the building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in arrangements with financial institutions whereby they factor their AutoZone receivables, allowing them to receive early payment from the financial institution on our invoices at a discounted rate. The terms of these agreements are between the vendor and the financial institution. Upon request from the vendor, we confirm to the vendor’s financial institution the balances owed to the vendor, the due date and agree to waive any right of offset to the confirmed balances. A downgrade in our credit or changes in the financial markets may limit the financial institutions’ willingness to participate in these arrangements, which may result in the vendor wanting to renegotiate payment terms. A reduction in payment terms would increase the working capital required to fund future inventory investments. Extended payment terms from our vendors have allowed us to continue our high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 127.7% at February 11, 2023, compared to 126.8% at February 12, 2022. The increase from the comparable prior year period was primarily due to recent price inflation.

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

For the trailing four quarters ended February 11, 2023, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP measure, was 54.7% as compared to 49.4% for the comparable prior year period. Adjusted ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Debt Facilities

On November 15, 2021, we amended and restated our existing revolving credit facility (as amended from time to time, the “Revolving Credit Agreement”) pursuant to which our borrowing capacity under the Revolving Credit Agreement was increased from $2.0 billion to $2.25 billion and the maximum borrowing under the Revolving Credit Agreement may, at our option, subject to lenders approval, be increased from $2.25 billion to $3.25 billion. On November 15, 2022, we amended the Revolving Credit Agreement, extending the termination date by one year. As amended, the Revolving Credit Agreement will terminate, and all amounts borrowed will be due and payable, on November 15, 2027, but we may make one additional request to extend the termination date for an additional period of one year. Revolving borrowings under the Revolving Credit Agreement may be base rate loans, Term SOFR loans, or a combination of both, at our election. The Revolving Credit Agreement includes (i) a $75 million sublimit for swingline loans, (ii) a $50 million individual issuer letter of credit sublimit and (iii) a $250 million aggregate sublimit for all letters of credit.

Under our Revolving Credit Agreement, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances.

As of February 11, 2023, we had no outstanding borrowings and $1.8 million of outstanding letters of credit under our Revolving Credit Agreement.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of February 11, 2023, we had $25.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2025.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $107.2 million in letters of credit outstanding as of February 11, 2023. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of February 11, 2023, the $831.0 million commercial paper borrowings and the $500 million 3.125% Senior Notes due July 2023 were classified as long-term in the Consolidated Balance Sheets, as we have the current ability and intent to refinance them on a long-term basis through available capacity in our Revolving Credit Agreement. As of February 11, 2023, we had $2.2 billion of availability under our Revolving Credit Agreement, without giving effect to commercial paper borrowings, which would allow us to replace these short-term obligations with a long-term financing facility.

On January 17, 2023, we repaid the $300 million 2.875% Senior Notes due January 2023.

On January 27, 2023, we issued $450 million in 4.500% Senior Notes due February 2028 and $550 million in 4.750% Senior Notes due February 2033. Proceeds from the debt issuance were used to repay a portion of the outstanding commercial paper borrowings and for other general corporate purposes.

The Senior Notes contain a provision that repayment may be accelerated if we experience both a change of control (as defined in the agreements) and a rating event (as defined in the agreements). The Company’s borrowings under our Senior Notes contain minimal covenants, primarily restrictions on liens. All of the repayment obligations under its borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs.

As of February 11, 2023, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.3:1 as of February 11, 2023 and was 2.0:1 as of February 12, 2022. We calculate adjusted debt as the sum of total debt, financing lease liabilities and rent times six; and we calculate adjusted EBITDAR by adding interest, taxes, depreciation, amortization, rent, and share-based compensation expense to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. We expect the ratio of adjusted debt to EBITDAR to return to pre-pandemic levels in the future, increasing debt levels. Once the target ratio is achieved, to the extent adjusted EBITDAR increases, we expect our debt levels to increase; conversely, if adjusted EBITDAR decreases, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

From January 1, 1998 to February 11, 2023, we have repurchased a total of 153.3 million shares of our common stock at an aggregate cost of $31.9 billion, including 764.3 thousand shares of our common stock at an aggregate cost of $1.8 billion during the twenty-four week period ended February 11, 2023.

On October 4, 2022, the Board voted to authorize the repurchase of an additional $2.5 billion of our common stock in connection with our ongoing share repurchase program, which raised the total value of shares authorized to be repurchased to $33.7 billion. Considering the cumulative repurchases as of February 11, 2023, we had $1.8 billion remaining under the Board’s authorization to repurchase our common stock.

Subsequent to February 11, 2023 and through March 10, 2023, we have repurchased 83.5 thousand shares of our common stock at an aggregate cost of $210.0 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have canceled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at February 11, 2023, was $133.9 million, compared with $130.5 million at August 27, 2022, and our total surety bonds commitment at February 11, 2023, was $45.9 million, compared with $46.0 million at August 27, 2022.

Financial Commitments

Except for the previously discussed Revolving Credit Agreement, the $550 million 4.750% Senior Notes due February 2023 and $450 million 4.500% Senior Notes due February 2028 debt issuances, and the $300 million 2.875% Senior Notes debt repayment, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 27, 2022.

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

Adjusted operating profit, Adjusted net income and Adjusted diluted earnings per share present our financial results excluding the non-cash LIFO charges, which vary from period to period, and assist in comparing our current operating results with past periods and with the operational performance of other companies in our industry. Adjusted After-Tax ROIC and Adjusted Debt to EBITDAR provide additional information for determining our optimal capital structure and are used to assist management in evaluating performance and in making appropriate business decisions to maximize stockholders’ value.

We have included reconciliations of this information to the most comparable GAAP measures in the following reconciliation tables.

Reconciliation of Non-GAAP Financial Measures: Adjusted operating profit, Adjusted net income and Adjusted diluted earnings per share

The following tables reconcile operating profit, net income, and diluted earnings per share to adjusted operating profit, adjusted net income and adjusted diluted earnings per share, which are presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the twelve and twenty-four week periods ended February 11, 2023 and February 12, 2022.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 11,	February 12,	February 11,	February 12,
(in thousands, except per share data)	2023	2022	2023	2022

Operating profit (GAAP)	$669,977	$626,760	$1,393,010	$1,381,245
Cost of sales adjustment:
Non-cash LIFO charge	10,000	—	91,000	—
Adjusted operating profit (Non-GAAP)	$679,977	$626,760	$1,484,010	$1,381,245

Net income (GAAP)	$476,544	$471,755	$1,015,862	$1,026,990
Cost of sales adjustment:
Non-cash LIFO charge	10,000	—	91,000	—
Provision for income taxes on adjustment(1)	(2,339)	—	(21,176)	—
Adjusted net income (Non-GAAP)	$484,205	$471,755	$1,085,686	$1,026,990

Weighted average shares for basic earnings per share	18,705	20,513	18,856	20,750
Effect of dilutive stock equivalents	632	645	635	633
Weighted average shares for diluted earnings per share	19,337	21,158	19,491	21,383

Diluted earnings per share (GAAP)	$24.64	$22.30	$52.12	$48.03
Non-cash LIFO charge, net of tax	0.40	—	3.58	—
Adjusted diluted earnings per share (Non-GAAP)	$25.04	$22.30	$55.70	$48.03

(1)	The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustment.

Reconciliation of Non-GAAP Financial Measure: Adjusted After-Tax ROIC

The following tables calculate the percentages of adjusted ROIC for the trailing four quarters ended February 11, 2023 and February 12, 2022.

	A	B	A-B=C	D	C+D
	Fiscal Year	Twenty-Four	Twenty-Eight	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 27,	February 12,	August 27,	February 11,	February 11,
(in thousands, except percentage)	2022	2022	2022	2023	2023

Net income	$2,429,604	$1,026,990	$1,402,614	$1,015,862	$2,418,476
Adjustments:
Interest expense	191,638	85,755	105,883	123,332	229,215
Rent expense(1)	373,278	165,967	207,311	186,987	394,298
Tax effect(2)	(117,503)	(52,358)	(65,145)	(64,546)	(129,691)
Adjusted after-tax return	$2,877,017	$1,226,354	$1,650,663	$1,261,635	$2,912,298

Average debt(3)					$6,278,213
Average stockholders’ deficit(3)					(3,617,143)
Add: Rent x 6(1)					2,365,788
Average finance lease liabilities(3)					294,337
Invested capital					$5,321,195

Adjusted after-tax ROIC					54.7%

	A	B	A-B=C	D	C+D
	Fiscal Year	Twenty-Four	Twenty-Eight	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 28,	February 13,	August 28,	February 12,	February 12,
(in thousands, except percentage)	2021	2021	2021	2022	2022

Net income	$2,170,314	$788,379	$1,381,935	$1,026,990	$2,408,925
Adjustments:
Interest expense	195,337	92,191	103,146	85,755	188,901
Rent expense(1)	345,380	156,937	188,443	165,967	354,410
Tax effect(2)	(112,469)	(51,819)	(60,650)	(52,358)	(113,008)
Adjusted after-tax return	$2,598,562	$985,688	$1,612,874	$1,226,354	$2,839,228

Average debt(3)					$5,433,252
Average stockholders' deficit(3)					(2,069,346)
Add: Rent x 6(1)					2,126,460
Average finance lease liabilities(3)					255,497
Invested capital					$5,745,863

Adjusted after-tax ROIC					49.4%

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended February 11, 2023 and February 12, 2022.

	A	B	A-B=C	D	C+D
	Fiscal Year	Twenty-Four	Twenty-Eight	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 27,	February 12,	August 27,	February 11,	February 11,
(in thousands, except ratio)	2022	2022	2022	2023	2023

Net income	$2,429,604	$1,026,990	$1,402,614	$1,015,862	$2,418,476
Add: Interest expense	191,638	85,755	105,883	123,332	229,215
Income tax expense	649,487	268,500	380,987	253,816	634,803
EBIT	3,270,729	1,381,245	1,889,484	1,393,010	3,282,494
Add: Depreciation and amortization expense	442,223	199,282	242,941	222,964	465,905
Rent expense(1)	373,278	165,967	207,311	186,987	394,298
Share-based expense	70,612	30,738	39,874	42,379	82,253
EBITDAR	$4,156,842	$1,777,232	$2,379,610	$1,845,340	$4,224,950

Debt					$7,042,302
Financing lease liabilities					290,858
Add: Rent x 6(1)					2,365,788
Adjusted debt					$9,698,948

Adjusted debt to EBITDAR					2.3

	A	B	A-B=C	D	C+D
	Fiscal Year	Twenty-Four	Twenty-Eight	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 28,	February 13,	August 28,	February 12,	February 12,
(in thousands, except ratio)	2021	2021	2021	2022	2022

Net income	$2,170,314	$788,379	$1,381,935	$1,026,990	$2,408,925
Add: Interest expense	195,337	92,191	103,146	85,755	188,901
Income tax expense	578,876	216,422	362,454	268,500	630,954
EBIT	2,944,527	1,096,992	1,847,535	1,381,245	3,228,780
Add: Depreciation and amortization expense	407,683	184,027	223,656	199,282	422,938
Rent expense(1)	345,380	156,937	188,443	165,967	354,410
Share-based expense	56,112	24,178	31,934	30,738	62,672
EBITDAR	$3,753,702	$1,462,134	$2,291,568	$1,777,232	$4,068,800

Debt					$5,840,884
Financing lease liabilities					272,719
Add: Rent x 6(1)					2,126,460
Adjusted debt					$8,240,063

Adjusted debt to EBITDAR					2.0

(1)	The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the trailing four quarters ended February 11, 2023 and February 12, 2022.

	Trailing Four Quarters Ended
(in thousands)	February 11, 2023	February 12, 2022

Total lease cost, per ASC 842	$498,970	$442,950
Less: Finance lease interest and amortization	(77,302)	(62,607)
Less: Variable operating lease components, related to insurance and common area maintenance	(27,370)	(25,933)
Rent expense	$394,298	$354,410

(2)	Effective tax rate over trailing four quarters ended February 11, 2023 and February 12, 2022 was 20.8%.
(3)	All averages are computed based on trailing five quarter balances.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

At February 11, 2023, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 27, 2022 were the $450 million 4.500% Senior Notes due February 2028 and $550 million 4.750% Senior Notes due February 2033 debt issuances, the $300 million 2.875% Senior Notes debt repayment and the $227.6 million net increase in commercial paper.

The fair value of the Company’s debt was estimated at $6.7 billion as of February 11, 2023, and $5.9 billion as of August 27, 2022, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the carrying value of debt by $298.4 million and $182.8 million at February 11, 2023 and August 27, 2022, respectively, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts. We had $831.0 million of variable rate debt outstanding at February 11, 2023 and $603.4 million in variable rate debt outstanding at August 27, 2022. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $8.3 million in fiscal 2023. The primary interest rate exposure is based on the federal funds rate. We had outstanding fixed rate debt of $6.2 billion, net of unamortized debt issuance costs of $38.7 million at February 11, 2023 and $5.5 billion, net of unamortized debt issuance costs of $31.3 million at August 27, 2022. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by $213.8 million at February 11, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 11, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 11, 2023.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 11, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part 1, Item 3, of our Annual Report in Form 10-K for the fiscal year ended August 27, 2022.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 27, 2022 and Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarterly period ended November 19, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended February 11, 2023 were as follows:

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

November 20, 2022 to December 17, 2022	53,243	$2,498.78	53,243	$2,524,537,469
December 18, 2022 to January 14, 2023	117,062	2,446.40	117,062	2,238,156,537
January 15, 2023 to February 11, 2023	201,806	2,410.08	201,806	1,751,788,248
Total	372,111	$2,434.20	372,111	$1,751,788,248

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

Subsequent to February 11, 2023 and through March 10, 2023, we have repurchased 83.5 thousand shares of our common stock at an aggregate cost of $210.0 million.

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

4.1

Officers’ Certificate dated January 27, 2023, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 4.500% Senior Notes due 2028. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated January 27, 2023.

4.2

Officers’ Certificate dated January 27, 2023, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 4.750% Senior Notes due 2033. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated January 27, 2023.

4.3	Form of 4.500% Senior Notes due 2028. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated January 27, 2023.

4.4	Form of 4.750% Senior Notes due 2033. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated January 27, 2023.

15.1	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended February 11, 2023, has been formatted in Inline XBRL.

*	Furnished herewith.

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

Dated: March 17, 2023