Form 10-Q
period 2023-05-06
AUTOZONE INC
filed 2023-06-09
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 6, 2023, or

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

Common Stock, $.01 Par Value – 18,155,969 shares outstanding as of June 2, 2023.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 6,	August 27,
(in thousands)	2023	2022

Assets
Current assets:
Cash and cash equivalents	$274,916	$264,380
Accounts receivable	471,009	504,886
Merchandise inventories	5,703,688	5,638,004
Other current assets	259,259	220,714
Total current assets	6,708,872	6,627,984

Property and equipment:
Property and equipment	9,937,300	9,453,171
Less: Accumulated depreciation and amortization	(4,603,277)	(4,282,752)
	5,334,023	5,170,419

Operating lease right-of-use assets	2,959,488	2,918,817
Goodwill	302,645	302,645
Deferred income taxes	62,043	52,047
Other long-term assets	230,851	203,131
	3,555,027	3,476,640
Total assets	$15,597,922	$15,275,043

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,215,566	$7,301,347
Current portion of operating lease liabilities	281,964	243,407
Accrued expenses and other	906,415	1,008,701
Income taxes payable	61,002	34,938
Total current liabilities	8,464,947	8,588,393

Long-term debt	7,340,484	6,122,092
Operating lease liabilities, less current portion	2,862,152	2,837,973
Deferred income taxes	538,264	533,884
Other long-term liabilities	693,652	731,614

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 18,900 shares issued and 18,225 shares outstanding as of May 6, 2023; 20,732 shares issued and 19,126 shares outstanding as of August 27, 2022	189	207
Additional paid-in capital	1,425,515	1,354,252
Retained deficit	(3,824,119)	(1,330,067)
Accumulated other comprehensive loss	(227,475)	(300,536)
Treasury stock, at cost	(1,675,687)	(3,262,769)
Total stockholders’ deficit	(4,301,577)	(3,538,913)
Total liabilities and stockholders' deficit	$15,597,922	$15,275,043

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 6,	May 7,	May 6,	May 7,
(in thousands, except per share data)	2023	2022	2023	2022

Net sales	$4,090,541	$3,865,222	$11,766,591	$10,903,875
Cost of sales, including warehouse and delivery expenses	1,944,415	1,858,808	5,695,840	5,187,075
Gross profit	2,146,126	2,006,414	6,070,751	5,716,800
Operating, selling, general and administrative expenses	1,287,645	1,220,744	3,819,261	3,549,885
Operating profit	858,481	785,670	2,251,490	2,166,915
Interest expense, net	74,313	41,888	197,645	127,642
Income before income taxes	784,168	743,782	2,053,845	2,039,273
Income tax expense	136,445	151,211	390,260	419,712
Net income	$647,723	$592,571	$1,663,585	$1,619,561

Weighted average shares for basic earnings per share	18,389	19,798	18,700	20,433
Effect of dilutive stock equivalents	594	616	622	627
Weighted average shares for diluted earnings per share	18,983	20,414	19,322	21,060

Basic earnings per share	$35.22	$29.93	$88.96	$79.26
Diluted earnings per share	$34.12	$29.03	$86.10	$76.90

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 6,	May 7,	May 6,	May 7,
(in thousands)	2023	2022	2023	2022

Net income	$647,723	$592,571	$1,663,585	$1,619,561
Other comprehensive income:
Foreign currency translation adjustments	41,657	8,531	67,052	6,280
Unrealized gains (losses) on marketable debt securities, net of taxes	923	(1,138)	800	(2,438)
Net derivative activities, net of taxes	(743)	579	5,209	1,953
Total other comprehensive income	41,837	7,972	73,061	5,795
Comprehensive income	$689,560	$600,543	$1,736,646	$1,625,356

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Six Weeks Ended
	May 6,	May 7,
(in thousands)	2023	2022

Cash flows from operating activities:
Net income	$1,663,585	$1,619,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	339,087	301,365
Other non-cash charges	74,000	—
Amortization of debt origination fees	6,065	7,826
Deferred income taxes	(3,424)	80,778
Share-based compensation expense	62,389	49,058
Changes in operating assets and liabilities:
Accounts receivable	38,317	(61,361)
Merchandise inventories	(93,163)	(671,087)
Accounts payable and accrued expenses	(239,900)	655,227
Income taxes	64,041	13,883
Other, net	(38,221)	(12,136)
Net cash provided by operating activities	1,872,776	1,983,114

Cash flows from investing activities:
Capital expenditures	(430,441)	(369,350)
Purchase of marketable debt securities	(48,445)	(46,540)
Proceeds from sale of marketable debt securities	37,544	37,918
Investment in tax credit equity investments	(50,685)	(21,398)
Proceeds from disposal of capital assets and other, net	13,051	38,651
Net cash used in investing activities	(478,976)	(360,719)

Cash flows from financing activities:
Net proceeds from commercial paper	524,000	1,283,310
Proceeds from issuance of debt	1,000,000	—
Repayment of debt	(300,000)	(500,000)
Net proceeds from sale of common stock	154,863	98,090
Purchase of treasury stock	(2,699,996)	(3,359,994)
Repayment of principal portion of finance lease liabilities	(60,927)	(48,867)
Other, net	(6,247)	(3,362)
Net cash used in financing activities	(1,388,307)	(2,530,823)

Effect of exchange rate changes on cash	5,043	137

Net increase/(decrease) in cash and cash equivalents	10,536	(908,291)
Cash and cash equivalents at beginning of period	264,380	1,171,335
Cash and cash equivalents at end of period	$274,916	$263,044

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Twelve Weeks Ended May 6, 2023
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at February 11, 2023	18,786	$188	$1,324,258	$(4,471,842)	$(269,312)	$(767,462)	$(4,184,170)
Net income	—	—	—	647,723	—	—	647,723
Total other comprehensive income	—	—	—	—	41,837	—	41,837
Purchase of 356 shares of treasury stock	—	—	—	—	—	(908,225)	(908,225)
Issuance of common stock under stock options and stock purchase plans	114	1	82,104	—	—	—	82,105
Share-based compensation expense	—	—	19,153	—	—	—	19,153
Balance at May 6, 2023	18,900	$189	$1,425,515	$(3,824,119)	$(227,475)	$(1,675,687)	$(4,301,577)

	Twelve Weeks Ended May 7, 2022
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at February 12, 2022	20,650	$206	$1,266,015	$(2,730,731)	$(310,163)	$(1,362,804)	$(3,137,477)
Net income	—	—	—	592,571	—	—	592,571
Total other comprehensive income	—	—	—	—	7,972	—	7,972
Purchase of 449 shares of treasury stock	—	—	—	—	—	(899,999)	(899,999)
Issuance of common stock under stock options and stock purchase plans	57	1	31,628	—	—	—	31,629
Share-based compensation expense	—	—	18,074	—	—	—	18,074
Balance at May 7, 2022	20,707	$207	$1,315,717	$(2,138,160)	$(302,191)	$(2,262,803)	$(3,387,230)

	Thirty-Six Weeks Ended May 6, 2023
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 27, 2022	20,732	$207	$1,354,252	$(1,330,067)	$(300,536)	$(3,262,769)	$(3,538,913)
Net income	—	—	—	1,663,585	—	—	1,663,585
Total other comprehensive income	—	—	—	—	73,061	—	73,061
Retirement of treasury shares	(2,051)	(20)	(143,440)	(4,157,637)	—	4,301,097	—
Purchase of 1,120 shares of treasury stock	—	—	—	—	—	(2,714,015)	(2,714,015)
Issuance of common stock under stock options and stock purchase plans	219	2	154,861	—	—	—	154,863
Share-based compensation expense	—	—	59,842	—	—	—	59,842
Balance at May 6, 2023	18,900	$189	$1,425,515	$(3,824,119)	$(227,475)	$(1,675,687)	$(4,301,577)

	Thirty-Six Weeks Ended May 7, 2022
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 28, 2021	23,007	$230	$1,465,669	$(419,829)	$(307,986)	$(2,535,620)	$(1,797,536)
Net income	—	—	—	1,619,561	—	—	1,619,561
Total other comprehensive income	—	—	—	—	5,795	—	5,795
Retirement of treasury shares	(2,484)	(25)	(294,894)	(3,337,892)	—	3,632,811	—
Purchase of 1,746 shares of treasury stock	—	—	—	—	—	(3,359,994)	(3,359,994)
Issuance of common stock under stock options and stock purchase plans	184	2	98,084	—	—	—	98,086
Share-based compensation expense	—	—	46,858	—	—	—	46,858
Balance at May 7, 2022	20,707	$207	$1,315,717	$(2,138,160)	$(302,191)	$(2,262,803)	$(3,387,230)

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

Operating results for the twelve and thirty-six weeks ended May 6, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 26, 2023. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters of fiscal 2023 and 2022 each have 16 weeks.

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

Recently Issued Accounting Pronouncements

In September 2022, the FASB issued ASU 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50). This ASU requires buyers in a supplier finance program to disclose sufficient qualitative and quantitative information about the program to allow a reader of the financial statements to understand the program’s nature, activity during the period, changes from period to period and the program’s potential magnitude. This ASU is effective for all companies for fiscal years beginning after December 15, 2022, including interim periods within those years, and requires retrospective adoption. Early adoption is permitted. The Company expects to adopt this standard beginning with its first quarter ending November 18, 2023. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

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

Stock Options:

The Company made stock option grants for 161,510 shares during the thirty-six week period ended May 6, 2023 and granted options to purchase 164,262 shares during the comparable prior year period. The Company grants options to purchase common stock to certain of its employees under its equity incentive plans at prices equal to the market value of the stock on the date of grant. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date.

The weighted average fair value of the stock option awards granted during the thirty-six week periods ended May 6, 2023 and May 7, 2022, using the Black-Scholes-Merton multiple-option pricing valuation model, was $764.68 and $463.09 per share, respectively, using the following weighted average key assumptions:

	Thirty-Six Weeks Ended
	May 6,	May 7,
	2023	2022

Expected price volatility	29%	28%
Risk-free interest rate	3.8%	1.1%
Weighted average expected lives (in years)	5.5	5.6
Forfeiture rate	10%	10%
Dividend yield	0%	0%

During the thirty-six week period ended May 6, 2023, and the comparable prior year period, 208,482 and 179,440 stock options, respectively, were exercised at a weighted average exercise price of $705.52 and $574.79, respectively.

As of May 6, 2023, total unrecognized share-based expense related to stock options, net of estimated forfeitures, was approximately $117.5 million, before income taxes, which we expect to recognize over an estimated weighted average period of 3.1 years.

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

As of May 6, 2023, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $10.1 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.6 years.

Transactions related to restricted stock units for the thirty-six weeks ended May 6, 2023 were as follows:

		Weighted-
	Number	Average Grant
	of Shares	Date Fair Value

Nonvested at August 27, 2022	12,731	$1,223.61
Granted	3,584	2,267.40
Vested	(6,643)	1,276.32
Forfeited	(1,338)	1,565.85
Nonvested at May 6, 2023	8,334	$1,575.55

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) for the twelve and thirty-six week periods ended May 6, 2023, was $20.0 million and $62.4 million, respectively. For the comparable prior year periods, total share-based compensation expense was $18.3 million and $49.1 million, respectively.

For the twelve and thirty-six week periods ended May 6, 2023, 154,041 and 132,965, respectively, stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year periods, 120,515 and 136,994, respectively, anti-dilutive stock options were excluded from the dilutive earnings per share computation.

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	May 6, 2023
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$39,649	$2,908	$—	$42,557
Other long-term assets	69,302	12,605	—	81,907
	$108,951	$15,513	$—	$124,464

	August 27, 2022
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$49,659	$109	$—	$49,768
Other long-term assets	57,301	5,476	—	62,777
	$106,960	$5,585	$—	$112,545

At May 6, 2023, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheets consisted of short-term marketable debt securities, which are included within Other current assets, and long-term marketable debt securities, which are included in Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable debt securities, by asset class, are described in “Note D – Marketable Debt Securities.”

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

The Company’s available-for-sale marketable debt securities consisted of the following:

	May 6, 2023
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$32,516	$73	$(197)	$32,392
Government bonds	64,087	116	(1,334)	62,869
Mortgage-backed securities	3,689	—	(215)	3,474
Asset-backed securities and other	25,936	22	(229)	25,729
	$126,228	$211	$(1,975)	$124,464

	August 27, 2022
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$15,293	$1	$(298)	$14,996
Government bonds	88,903	—	(1,963)	86,940
Mortgage-backed securities	4,600	—	(243)	4,357
Asset-backed securities and other	6,531	—	(279)	6,252
	$115,327	$1	$(2,783)	$112,545

The marketable debt securities held at May 6, 2023, had effective maturities ranging from less than one year to approximately three years. Securities maturing in less than one year totaled $42.6 million and $49.7 million at May 6, 2023 and August 27, 2022, respectively. Securities maturing between one and three years totaled $81.9 million and $62.8 million at May 6, 2023 and August 27, 2022, respectively. At May 6, 2023, the Company held 60 securities that are in an unrealized loss position of approximately $2.0 million. In evaluating whether a credit loss exists for the securities, the Company considers factors such as the severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value. An allowance for credit losses was deemed unnecessary given consideration of the factors above.

Included above in total available-for-sale marketable debt securities are $105.1 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

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

At May 6, 2023, the Company had $13.0 million recorded in Accumulated other comprehensive loss related to realized losses associated with terminated interest rate swap and treasury rate lock derivatives, which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During the twelve and thirty-six week periods ended May 6, 2023, the Company reclassified $531 thousand and $2.1 million, respectively, of net losses from Accumulated other comprehensive loss to Interest expense. During the comparable prior year periods, $798 thousand and $2.6 million, respectively, were reclassified from Accumulated other comprehensive loss to Interest expense. The Company expects to reclassify $2.3 million of net losses from Accumulated other comprehensive loss to Interest expense over the next 12 months.

Note F – Merchandise Inventories

Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or net realizable value for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. The Company’s policy is not to write up inventory in excess of replacement cost. Due to recent price inflation on the Company’s merchandise purchases, primarily driven by increased freight costs, the Company’s LIFO credit reserve balance was $89.0 million at May 6, 2023, and $15.0 million at August 27, 2022. Increases to the Company’s LIFO credit reserve balance are recorded as a non-cash charge to cost of sales and decreases are recorded as a non-cash benefit to cost of sales.

Note G – Financing

The Company’s debt consisted of the following:

	May 6,	August 27,
(in thousands)	2023	2022

2.875% Senior Notes due January 2023, effective interest rate 3.21%	$—	$300,000
3.125% Senior Notes due July 2023, effective interest rate 3.26%	500,000	500,000
3.125% Senior Notes due April 2024, effective interest rate 3.32%	300,000	300,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.625% Senior Notes due April 2025, effective interest rate 3.78%	500,000	500,000
3.125% Senior Notes due April 2026, effective interest rate 3.28%	400,000	400,000
3.750% Senior Notes due June 2027, effective interest rate 3.83%	600,000	600,000
4.500% Senior Notes due February 2028, effective interest rate 4.43%	450,000	—
3.750% Senior Notes due April 2029, effective interest rate 3.86%	450,000	450,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	750,000
1.650% Senior Notes due January 2031, effective interest rate 2.19%	600,000	600,000
4.750% Senior Notes due August 2032, effective interest rate 4.76%	750,000	750,000
4.750% Senior Notes due February 2033, effective interest rate 4.70%	550,000	—
Commercial paper, weighted average interest rate 5.14% and 2.43% at May 6, 2023 and August 27, 2022, respectively	1,127,400	603,400
Total debt before discounts and debt issuance costs	7,377,400	6,153,400
Less: Discounts and debt issuance costs	36,916	31,308
Long-term Debt	$7,340,484	$6,122,092

On November 15, 2021, the Company amended and restated its existing revolving credit facility (as amended from time to time, the “Revolving Credit Agreement”) pursuant to which the Company’s borrowing capacity was increased from $2.0 billion to $2.25 billion, and the maximum borrowing under the Revolving Credit Agreement may, at the Company’s option, subject to lenders’ approval, be increased from $2.25 billion to $3.25 billion. On November 15, 2022, the Company amended the Revolving Credit Agreement, extending the termination date by one year. As amended, the Revolving Credit Agreement will terminate, and all amounts borrowed will be due and payable on November 15, 2027, but AutoZone may make one additional request to extend the termination date for an additional period of one year. Revolving borrowings under the Revolving Credit Agreement may be base rate loans, Term Secured Overnight Financing Rate (“SOFR”) loans, or a combination of both, at AutoZone’s election. The Revolving Credit Agreement includes (i) a $75 million sublimit for swingline loans, (ii) a $50 million individual issuer letter of credit sublimit and (iii) a $250 million aggregate sublimit for all letters of credit.

Under the Company’s Revolving Credit Agreement, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances.

As of May 6, 2023, the Company had no outstanding borrowings and $1.8 million of outstanding letters of credit under the Revolving Credit Agreement.

The Company also maintains a letter of credit facility that allows it to request the participating bank to issue letters of credit on its behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of May 6, 2023, the Company had $25.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2025.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, the Company had $107.2 million in letters of credit outstanding as of May 6, 2023. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of May 6, 2023, the commercial paper borrowings, the $500 million 3.125% Senior Notes due July 2023 and the $300 million 3.125% Senior Notes due April 2024 were classified as long-term in the accompanying Consolidated Balance Sheets as the Company currently has the ability and intent to refinance them on a long-term basis through available capacity under its Revolving Credit Agreement. As of May 6, 2023, the Company had $2.2 billion of availability under its Revolving Credit Agreement, without giving effect to commercial paper borrowings, which would allow it to replace these short-term obligations with a long-term financing facility.

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

The fair value of the Company’s debt was estimated at $7.1 billion as of May 6, 2023, and $5.9 billion as of August 27, 2022, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the carrying value of debt by $229.9 million and $182.8 million at May 6, 2023 and August 27, 2022, respectively, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts.

As of May 6, 2023, the Company was in compliance with all covenants and expects to remain in compliance with all covenants under its borrowing arrangements.

Note H – Stock Repurchase Program

From January 1, 1998 to May 6, 2023, the Company has repurchased a total of 153.6 million shares of its common stock at an aggregate cost of $32.8 billion, including 1.1 million shares of its common stock at an aggregate cost of $2.7 billion (inclusive of excise tax of $14.0 million) during the thirty-six week period ended May 6, 2023. The excise tax is assessed at one percent of the fair market value of net stock repurchases after December 31, 2022.

On October 4, 2022, the Board voted to authorize the repurchase of an additional $2.5 billion of the Company’s common stock in connection with its ongoing share repurchase program, which raised the total value of shares authorized to be repurchased to $33.7 billion. Considering the cumulative repurchases as of May 6, 2023, the Company had $843.6 million remaining under the Board’s authorization to repurchase its common stock.

During the thirty-six week period ended May 6, 2023, the Company retired 2.1 million shares of treasury stock which had been previously repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $4.2 billion and decreased Additional paid-in capital by $143.4 million. During the comparable prior year period, the Company retired 2.5 million shares of treasury stock, which increased Retained deficit by $3.3 billion and decreased Additional paid-in capital by $294.9 million.

Subsequent to May 6, 2023 and through June 2, 2023, the Company has repurchased 86.7 thousand shares of its common stock at an aggregate cost of $219.9 million.

Note I – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, activity for interest rate swaps and treasury rate locks that qualified as cash flow hedges and unrealized gains (losses) on available-for-sale marketable debt securities.

Changes in Accumulated other comprehensive loss for the twelve week periods ended May 6, 2023 and May 7, 2022 consisted of the following:

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(1)	on Securities	Derivatives	Total

Balance at February 11, 2023	$(254,795)	$(2,294)	$(12,223)	$(269,312)
Other comprehensive income (loss) before reclassifications(2)(3)	41,657	948	(1,146)	41,459
Amounts reclassified from Accumulated other comprehensive loss(3)	—	(25)	403	378
Balance at May 6, 2023	$(213,138)	$(1,371)	$(12,966)	$(227,475)

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(1)	on Securities	Derivatives	Total

Balance at February 12, 2022	$(289,889)	$(711)	$(19,563)	$(310,163)
Other comprehensive income (loss) before reclassifications(2)(3)	8,531	(1,138)	—	7,393
Amounts reclassified from Accumulated other comprehensive loss(3)	—	—	579	579
Balance at May 7, 2022	$(281,358)	$(1,849)	$(18,984)	$(302,191)

Changes in Accumulated other comprehensive loss for the thirty-six week periods ended May 6, 2023 and May 7, 2022 consisted of the following:

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(1)	on Securities	Derivatives	Total

Balance at August 27, 2022	$(280,190)	$(2,171)	$(18,175)	$(300,536)
Other comprehensive income before reclassifications(2)(3)	67,052	825	3,635	71,512
Amounts reclassified from Accumulated other comprehensive loss(3)	—	(25)	1,574	1,549
Balance at May 6, 2023	$(213,138)	$(1,371)	$(12,966)	$(227,475)

		Net
	Foreign	Unrealized
	Currency and	Gain (Loss)
(in thousands)	Other(1)	on Securities	Derivatives	Total

Balance at August 28, 2021	$(287,638)	$589	$(20,937)	$(307,986)
Other comprehensive income (loss) before reclassifications(2)(3)	6,280	(2,438)	—	3,842
Amounts reclassified from Accumulated other comprehensive loss(3)	—	—	1,953	1,953
Balance at May 7, 2022	$(281,358)	$(1,849)	$(18,984)	$(302,191)

(1)	Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries’ earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.
(2)	Amounts in parentheses indicate debits to Accumulated Other Comprehensive Loss.
(3)	Amounts shown are net of tax.

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

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 7,044 stores in the U.S., Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 6,	May 7,	May 6,	May 7,
(in thousands)	2023	2022	2023	2022

Net Sales
Auto Parts Stores	$4,016,692	$3,795,290	$11,555,708	$10,707,019
Other	73,849	69,932	210,883	196,856
Total	$4,090,541	$3,865,222	$11,766,591	$10,903,875

Segment Profit
Auto Parts Stores	$2,102,768	$1,966,089	$5,945,080	$5,600,778
Other	43,358	40,325	125,671	116,022
Gross profit	2,146,126	2,006,414	6,070,751	5,716,800
Operating, selling, general and administrative expenses	(1,287,645)	(1,220,744)	(3,819,261)	(3,549,885)
Interest expense, net	(74,313)	(41,888)	(197,645)	(127,642)
Income before income taxes	$784,168	$743,782	$2,053,845	$2,039,273

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

AutoZone, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. (the Company) as of May 6, 2023, the related condensed consolidated statements of income, comprehensive income and stockholders’ deficit for the twelve and thirty-six week periods ended May 6, 2023 and May 7, 2022, the condensed consolidated statements of cash flows for the thirty-six week periods ended May 6, 2023 and May 7, 2022, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

June 9, 2023

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

Forward-Looking Statements

Certain statements contained herein constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “seek,” “may,” “could” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand, due to changes in fuel prices, miles driven or otherwise; energy prices; weather, including extreme temperatures, natural disasters and general weather conditions; competition; credit market conditions; cash flows; access to available and feasible financing; future stock repurchases; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; risks associated with self-insurance; war and the prospect of war, including terrorist activity; the impact of public health issues; inflation, including wage inflation; the ability to hire, train and retain qualified employees; construction delays; failure or interruption of our information technology systems; issues relating to the confidentiality, integrity or availability of information, including due to cyber-attacks; historic growth rate sustainability; downgrade of our credit ratings; damage to our reputation; challenges associated with doing business in and expanding into international markets; origin and raw material costs of suppliers; inventory availability; disruption in our supply chain; impact of tariffs; impact of new accounting standards; our ability to execute our growth initiatives; and other business interruptions. Certain of these risks and uncertainties are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of our Annual Report on Form 10-K for the year ended August 27, 2022, and Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarterly period ended November 19, 2022. These Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements. Events described above and in the “Risk Factors” could materially and adversely affect our business. However, it should be understood that it is not possible to identify or predict all such risks and other factors that could affect these forward-looking statements. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are the leading retailer and distributor of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at May 6, 2023, operated 6,248 stores in the U.S., 713 stores in Mexico and 83 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At May 6, 2023, in 5,526 of our domestic stores, we had a commercial sales program that provides commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations and public sector accounts. We also have commercial programs in the majority of our stores in Mexico and Brazil. We sell the ALLDATA brand automotive diagnostic, repair and shop management software through www.alldata.com. Additionally, we sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services. Our websites and the information contained therein or linked thereto are not intended to be incorporated into this report.

Operating results for the twelve and thirty-six weeks ended May 6, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2023. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters of fiscal 2023 and 2022 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September, and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales increased 5.8% for the quarter ended May 6, 2023 compared to the prior year period, which was driven by net sales from new stores and an increase in domestic same store sales (sales from stores open at least one year) of 1.9%. Domestic commercial sales increased 6.3%, which represents approximately 30.7% of our domestic auto parts sales. Operating profit increased 9.3% to $858.5 million compared to $785.7 million in the prior year period. Net income for the quarter increased 9.3% to $647.7 million compared to $592.6 million in the prior year period. Diluted earnings per share increased 17.5% to $34.12 per share from $29.03 per share in the prior year period.

The above results include a $17.0 million non-cash LIFO benefit for the quarter ended May 6, 2023. Adjusting for the non-cash LIFO benefit, adjusted operating profit for the quarter increased 7.1%, adjusted net income increased 7.1% and adjusted diluted earnings per share increased 15.2% compared to the prior year period. Management believes these non-GAAP financial measures are useful in providing period-to-period comparisons of the results of our operations. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for a reconciliation of these non-GAAP measures to the most comparable GAAP measure.

Our business is impacted by various factors within the economy that affect both our consumers and our industry, including but not limited to inflation, fuel costs, wage rates, supply chain disruptions, freight and transportation costs, hiring and other economic conditions. Given the nature of these macroeconomic factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

During the third quarter of fiscal 2023, failure and maintenance related categories represented the largest portion of our sales mix at approximately 85% of total sales, which is consistent with the comparable prior year period. Failure related categories continue to be the largest portion of our sales mix. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by weather over a short-term period. Over the long-term, we believe the impact of weather on our sales mix is not significant.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including macroeconomic factors and the number of seven year old or older vehicles on the road. The average age of the U.S. light vehicle fleet remains in our industry’s favor as the average age has exceeded 11 years since 2012, according to the latest data provided by S&P Global Mobility. As of January 1, 2023, the average age of light vehicles on the road was 12.5 years. Since the beginning of the fiscal year and through March 2023 (latest publicly available information), miles driven in the U.S. were up 0.8% compared to the same period in the prior year.

Twelve Weeks Ended May 6, 2023

Compared with Twelve Weeks Ended May 7, 2022

Net sales for the twelve weeks ended May 6, 2023 increased $225.3 million to $4.1 billion, or 5.8% over net sales of $3.9 billion for the comparable prior year period. Total auto parts sales increased by 5.8%, primarily driven by net sales of $71.8 million from new stores and an increase in domestic same store sales of 1.9%. Domestic commercial sales increased $66.2 million to $1.1 billion, or 6.3%, over the comparable prior year period.

Gross profit for the twelve weeks ended May 6, 2023 was $2.1 billion, compared with $2.0 billion during the comparable prior year period. Gross profit, as a percentage of sales, was 52.5% compared to 51.9% during the comparable prior year period. The increase in gross margin was impacted by a 42 basis point ($17.0 million) non-cash LIFO benefit, with the remaining increase primarily from higher merchandise margins.

Operating, selling, general and administrative expenses for the twelve weeks ended May 6, 2023 were $1.3 billion compared with $1.2 billion during the comparable prior year period. As a percentage of sales, these expenses were 31.5% compared with 31.6% during the comparable prior year period.

Net interest expense for the twelve weeks ended May 6, 2023, was $74.3 million compared with $41.9 million during the comparable prior year period. Average borrowings for the twelve weeks ended May 6, 2023 were $7.2 billion, compared with $6.0 billion for the comparable prior year period. Weighted average borrowing rates were 3.85% and 2.74% for the twelve weeks ended May 6, 2023 and May 7, 2022, respectively.

Our effective income tax rate was 17.4% of pretax income for the twelve weeks ended May 6, 2023, and 20.3% for the comparable prior year period. The decrease in the tax rate was primarily attributable to an increased benefit from stock options exercised during the twelve weeks ended May 6, 2023. The benefit of stock options exercised for the twelve week period ended May 6, 2023 was $46.7 million compared to $21.1 million in the comparable prior year period.

Net income for the twelve weeks ended May 6, 2023 increased by $55.2 million from the comparable prior year period to $647.7 million due to the factors set forth above, and diluted earnings per share increased by 17.5% to $34.12 from $29.03. Excluding the non-cash LIFO benefit, adjusted net income increased 7.1% to $634.7 million, and adjusted diluted earnings per share increased 15.2% to $33.43. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.78 per share.

Thirty-Six Weeks Ended May 6, 2023

Compared with Thirty-Six Weeks Ended May 7, 2022

Net sales for the thirty-six weeks ended May 6, 2023 increased $862.7 million to $11.8 billion, or 7.9% over net sales of $10.9 billion for the comparable prior year period. Total auto parts sales increased by 7.9%, primarily driven by an increase in domestic same store sales of 4.2% and net sales of $207.1 million from new stores. Domestic commercial sales increased $311.3 million to $3.1 billion, or 11.2%, over the comparable prior year period.

Gross profit for the thirty-six weeks ended May 6, 2023 was $6.1 billion, compared with $5.7 billion during the comparable prior year period. Gross profit, as a percentage of sales, was 51.6% compared to 52.4% during the comparable prior year period. The decrease in gross margin was driven by a 63 basis point ($74.0 million) non-cash LIFO net charge driven primarily by freight costs.

Operating, selling, general and administrative expenses for the thirty-six weeks ended May 6, 2023, were $3.8 billion compared with $3.5 billion during the comparable prior year period. As a percentage of sales, these expenses were 32.5% compared with 32.6% during the comparable prior year period.

Net interest expense for the thirty-six weeks ended May 6, 2023, was $197.6 million compared with $127.6 million during the comparable prior year period. Average borrowings for the thirty-six weeks ended May 6, 2023 were $6.8 billion, compared with $5.6 billion for the comparable prior year period. Weighted average borrowing rates were 3.67% and 3.03% for the thirty-six week periods ended May 6, 2023 and May 7, 2022, respectively.

Our effective income tax rate was 19.0% of pretax income for the thirty-six weeks ended May 6, 2023, and 20.6% for the comparable prior year period. The decrease in the tax rate was primarily attributable to an increased benefit from stock options exercised during the thirty-six weeks ended May 6, 2023. The benefit of stock options exercised for the thirty-six week period ended May 6, 2023 was $89.8 million compared to $55.9 million in the comparable prior year period.

Net income for the thirty-six weeks ended May 6, 2023 increased by $44.0 million from the comparable prior year period to $1.7 billion due to the factors set forth above, and diluted earnings per share increased by 12.0% to $86.10 from $76.90. Excluding the non-cash LIFO net charge, adjusted net income increased 6.2% to $1.7 billion, and adjusted diluted earnings per share increased 15.8% to $89.04. The impact on current year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $1.28 per share.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. We believe that our cash generated from operating activities and available credit, supplemented with our long-term borrowings will provide ample liquidity to fund our operations while allowing us to make strategic investments to support long-term growth initiatives and return excess cash to shareholders in the form of share repurchases. As of May 6, 2023, we held $274.9 million of cash and cash equivalents, as well as $2.2 billion in undrawn capacity on our Revolving Credit Agreement, before giving effect to commercial paper borrowings. We believe our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, repay our debt as it becomes due and fund our share repurchases over the short-term and long-term. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary. However, decreased demand for our products or changes in customer buying patterns would negatively impact our ability to generate cash from operating activities. Decreased demand or changes in buying patterns could also impact our ability to meet the debt covenants of our credit agreements and, therefore, negatively impact the funds available under our Revolving Credit Agreement. In the event our liquidity is insufficient, we may be required to limit our spending.

For the thirty-six week periods ended May 6, 2023 and May 7, 2022, our net cash flows from operating activities provided $1.9 billion and $2.0 billion, respectively.

Our net cash flows used in investing activities for the thirty-six weeks ended May 6, 2023 were $479.0 million as compared with $360.7 million in the comparable prior year period. Capital expenditures for the thirty-six weeks ended May 6, 2023 were $430.4 million compared to $369.4 million in the comparable prior year period. The increase in capital expenditures was primarily driven by our growth initiatives, including new stores, hub and mega hub expansion projects and new distribution centers. During the thirty-six week periods ended May 6, 2023 and May 7, 2022, we opened 101 and 79 net new stores, respectively. Investing cash flows were impacted by our wholly owned captive, which purchased $48.4 million and sold $37.5 million in marketable debt securities during the thirty-six weeks ended May 6, 2023. During the comparable prior year period, the captive purchased $46.5 million and sold $37.9 million in marketable debt securities.

Our net cash flows used in financing activities for the thirty-six weeks ended May 6, 2023 were $1.4 billion compared to $2.5 billion in the comparable prior year period. During the thirty-six weeks ended May 6, 2023, we received $1.0 billion in debt issuances and repaid our $300 million 2.875% senior notes due January 2023. During the comparable prior year period, no debt was issued and we repaid our $500 million 3.700% Senior Notes due April 2022. Stock repurchases were $2.7 billion in the current thirty-six week period as compared with $3.4 billion in the comparable prior year period. The treasury stock repurchases were primarily funded by cash flows from operations. For the thirty-six week period ended May 6, 2023, we had $524.0 million in net proceeds from commercial paper compared to $1.3 billion in net proceeds from commercial paper in the comparable prior year period. Proceeds from the sale of common stock and exercises of stock options for the thirty-six weeks ended May 6, 2023 and May 7, 2022 provided $154.9 million and $98.1 million, respectively.

During fiscal 2023, we expect to increase the investment in our business as compared to fiscal 2022. Our investments are expected to be directed primarily to new stores and our supply chain initiatives, which include expanded hub and mega hubs as well as new distribution centers. The amount of investments in our new stores is impacted by different factors, including whether the building and land are purchased (requiring higher investment) or leased (generally lower investment) and whether such buildings are located in the U.S., Mexico or Brazil, or located in urban or rural areas.

In addition to the building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in arrangements with financial institutions whereby they factor their AutoZone receivables, allowing them to receive early payment from the financial institution on our invoices at a discounted rate. The terms of these agreements are between the vendor and the financial institution. Upon request from the vendor, we confirm to the vendor’s financial institution the balances owed to the vendor, the due date and agree to waive any right of offset to the confirmed balances. A downgrade in our credit or changes in the financial markets may limit the financial institutions’ willingness to participate in these arrangements, which may result in the vendor wanting to renegotiate payment terms. A reduction in payment terms would increase the working capital required to fund future inventory investments. Extended payment terms from our vendors have allowed us to continue our high accounts payable to inventory ratio. Accounts payable, as a percentage of gross inventory, was 126.5% at May 6, 2023, compared to 127.9% at May 7, 2022.

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

For the trailing four quarters ended May 6, 2023, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP measure, was 55.2% as compared to 51.4% for the comparable prior year period. Adjusted ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Debt Facilities

On November 15, 2021, we amended and restated our existing revolving credit facility (as amended from time to time, the “Revolving Credit Agreement”) pursuant to which our borrowing capacity under the Revolving Credit Agreement was increased from $2.0 billion to $2.25 billion, and the maximum borrowing under the Revolving Credit Agreement may, at our option, subject to lenders’ approval, be increased from $2.25 billion to $3.25 billion. On November 15, 2022, we amended the Revolving Credit Agreement, extending the termination date by one year. As amended, the Revolving Credit Agreement will terminate, and all amounts borrowed will be due and payable, on November 15, 2027, but we may make one additional request to extend the termination date for an additional period of one year. Revolving borrowings under the Revolving Credit Agreement may be base rate loans, Term SOFR loans, or a combination of both, at our election. The Revolving Credit Agreement includes (i) a $75 million sublimit for swingline loans, (ii) a $50 million individual issuer letter of credit sublimit and (iii) a $250 million aggregate sublimit for all letters of credit.

Under our Revolving Credit Agreement, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances.

As of May 6, 2023, we had no outstanding borrowings and $1.8 million of outstanding letters of credit under our Revolving Credit Agreement.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of May 6, 2023, we had $25.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2025.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $107.2 million in letters of credit outstanding as of May 6, 2023. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of May 6, 2023, the $1.1 billion commercial paper borrowings, the $500 million 3.125% Senior Notes due July 2023 and the $300 million 3.125% Senior Notes due April 2024 were classified as long-term in the accompanying Consolidated Balance Sheets as we currently have the ability and intent to refinance them on a long-term basis through available capacity under our Revolving Credit Agreement. As of May 6, 2023, we had $2.2 billion of availability under our Revolving Credit Agreement, without giving effect to commercial paper borrowings, which would allow us to replace these short-term obligations with a long-term financing facility.

On January 17, 2023, we repaid the outstanding $300 million 2.875% Senior Notes due January 2023.

On January 27, 2023, we issued $450 million in 4.500% Senior Notes due February 2028 and $550 million in 4.750% Senior Notes due February 2033. Proceeds from the debt issuance were used to repay a portion of the outstanding commercial paper borrowings and for other general corporate purposes.

The Senior Notes contain a provision that repayment may be accelerated if we experience both a change of control (as defined in the agreements governing the Senior Notes) and a rating event (as defined in the agreements governing the Senior Notes). The Company’s borrowings under our Senior Notes contain minimal covenants, primarily restrictions on liens. All of the repayment obligations under its borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs.

As of May 6, 2023, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.3:1 as of May 6, 2023 and was 2.1:1 as of May 7, 2022. We calculate adjusted debt as the sum of total debt, financing lease liabilities and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent, and share-based compensation expense to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. We expect the ratio of adjusted debt to EBITDAR to return to pre-pandemic levels in the future, increasing debt levels. Once the target ratio is achieved, to the extent EBITDAR increases, we expect our debt levels to increase; conversely, if EBITDAR decreases, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

From January 1, 1998 to May 6, 2023, we have repurchased a total of 153.6 million shares of our common stock at an aggregate cost of $32.8 billion, including 1.1 million shares of our common stock at an aggregate cost of $2.7 billion (inclusive of excise tax of $14.0 million) during the thirty-six week period ended May 6, 2023. The excise tax is assessed at one percent of the fair market value of net stock repurchases after December 31, 2022.

On October 4, 2022, the Board voted to authorize the repurchase of an additional $2.5 billion of our common stock in connection with our ongoing share repurchase program, which raised the total value of shares authorized to be repurchased to $33.7 billion. Considering the cumulative repurchases as of May 6, 2023, we had $843.6 million remaining under the Board’s authorization to repurchase our common stock.

Subsequent to May 6, 2023 and through June 2, 2023, we have repurchased 86.7 thousand shares of our common stock at an aggregate cost of $219.9 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have canceled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at May 6, 2023, was $134.0 million, compared with $130.5 million at August 27, 2022, and our total surety bonds commitment at May 6, 2023, was $47.3 million, compared with $46.0 million at August 27, 2022.

Financial Commitments

Except for the previously discussed Revolving Credit Agreement, the $550 million 4.750% Senior Notes due February 2033 and $450 million 4.500% Senior Notes due February 2028 debt issuances, the $300 million 2.875% Senior Notes debt repayment and the $524.0 net increase in commercial paper, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 27, 2022.

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

Adjusted operating profit, Adjusted net income and Adjusted diluted earnings per share present our financial results excluding the non-cash LIFO (benefit)/charge, which varies from period to period, and assist in comparing our current operating results with past periods and with the operational performance of other companies in our industry. Adjusted After-Tax ROIC and Adjusted Debt to EBITDAR provide additional information for determining our optimal capital structure and are used to assist management in evaluating performance and in making appropriate business decisions to maximize stockholders’ value.

We have included reconciliations of this information to the most comparable GAAP measures in the following reconciliation tables.

Reconciliation of Non-GAAP Financial Measures: Adjusted operating profit, Adjusted net income and Adjusted diluted earnings per share

The following tables reconcile operating profit, net income, and diluted earnings per share to adjusted operating profit, adjusted net income and adjusted diluted earnings per share, which are presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the twelve and thirty-six week periods ended May 6, 2023 and May 7, 2022.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 6,	May 7,	May 6,	May 7,
(in thousands, except per share data)	2023	2022	2023	2022

Operating profit (GAAP)	$858,481	$785,670	$2,251,490	$2,166,915
Cost of sales adjustment:
Non-cash LIFO (benefit) charge	(17,000)	—	74,000	—
Adjusted operating profit (Non-GAAP)	$841,481	$785,670	$2,325,490	$2,166,915

Net income (GAAP)	$647,723	$592,571	$1,663,585	$1,619,561
Cost of sales adjustment:
Non-cash LIFO (benefit) charge	(17,000)	—	74,000	—
Provision for income taxes on adjustment(1)	3,970	—	(17,204)	—
Adjusted net income (Non-GAAP)	$634,693	$592,571	$1,720,381	$1,619,561

Weighted average shares for basic earnings per share	18,389	19,798	18,700	20,433
Effect of dilutive stock equivalents	594	616	622	627
Weighted average shares for diluted earnings per share	18,983	20,414	19,322	21,060

Diluted earnings per share (GAAP)	$34.12	$29.03	$86.10	$76.90
Non-cash LIFO (benefit) charge, net of tax	(0.69)	—	2.94	—
Adjusted diluted earnings per share (Non-GAAP)	$33.43	$29.03	$89.04	$76.90

(1)	The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustment.

Reconciliation of Non-GAAP Financial Measure: Adjusted After-Tax ROIC

The following tables calculate the percentages of adjusted ROIC for the trailing four quarters ended May 6, 2023 and May 7, 2022.

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 27,	May 7,	August 27,	May 6,	May 6,
(in thousands, except percentage)	2022	2022	2022	2023	2023

Net income	$2,429,604	$1,619,561	$810,043	$1,663,585	$2,473,628
Adjustments:
Interest expense	191,638	127,642	63,996	197,645	261,641
Rent expense(1)	373,278	251,433	121,845	281,567	403,412
Tax effect(2)	(112,983)	(75,815)	(37,168)	(95,842)	(133,010)
Adjusted after-tax return	$2,881,537	$1,922,821	$958,716	$2,046,955	$3,005,671

Average debt(3)					$6,578,133
Average stockholders’ deficit(3)					(3,849,963)
Add: Rent x 6(1)					2,420,472
Average finance lease liabilities(3)					296,772
Invested capital					$5,445,414

Adjusted after-tax ROIC					55.2%

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 28,	May 8,	August 28,	May 7,	May 7,
(in thousands, except percentage)	2021	2021	2021	2022	2022

Net income	$2,170,314	$1,384,543	$785,771	$1,619,561	$2,405,332
Adjustments:
Interest expense	195,337	137,217	58,120	127,642	185,762
Rent expense(1)	345,380	236,737	108,643	251,433	360,076
Tax effect(2)	(110,847)	(76,661)	(34,186)	(77,710)	(111,896)
Adjusted after-tax return	$2,600,184	$1,681,836	$918,348	$1,920,926	$2,839,274

Average debt(3)					$5,541,462
Average stockholders' deficit(3)					(2,442,077)
Add: Rent x 6(1)					2,160,456
Average finance lease liabilities(3)					268,111
Invested capital					$5,527,952

Adjusted after-tax ROIC					51.4%

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended May 6, 2023 and May 7, 2022.

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 27,	May 7,	August 27,	May 6,	May 6,
(in thousands, except ratio)	2022	2022	2022	2023	2023

Net income	$2,429,604	$1,619,561	$810,043	$1,663,585	$2,473,628
Add: Interest expense	191,638	127,642	63,996	197,645	261,641
Income tax expense	649,487	419,712	229,775	390,260	620,035
EBIT	3,270,729	2,166,915	1,103,814	2,251,490	3,355,304
Add: Depreciation and amortization expense	442,223	301,365	140,858	339,087	479,945
Rent expense(1)	373,278	251,433	121,845	281,567	403,412
Share-based expense	70,612	49,058	21,554	62,389	83,943
EBITDAR	$4,156,842	$2,768,771	$1,388,071	$2,934,533	$4,322,604

Debt					$7,340,484
Financing lease liabilities					284,896
Add: Rent x 6(1)					2,420,472
Adjusted debt					$10,045,852

Adjusted debt to EBITDAR					2.3

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 28,	May 8,	August 28,	May 7,	May 7,
(in thousands, except ratio)	2021	2021	2021	2022	2022

Net income	$2,170,314	$1,384,543	$785,771	$1,619,561	$2,405,332
Add: Interest expense	195,337	137,217	58,120	127,642	185,762
Income tax expense	578,876	378,737	200,139	419,712	619,851
EBIT	2,944,527	1,900,497	1,044,030	2,166,915	3,210,945
Add: Depreciation and amortization expense	407,683	278,044	129,639	301,365	431,004
Rent expense(1)	345,380	236,737	108,643	251,433	360,076
Share-based expense	56,112	38,061	18,051	49,058	67,109
EBITDAR	$3,753,702	$2,453,339	$1,300,363	$2,768,771	$4,069,134

Debt					$6,057,444
Financing lease liabilities					288,483
Add: Rent x 6(1)					2,160,456
Adjusted debt					$8,506,383

Adjusted debt to EBITDAR					2.1

(1)	The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the trailing four quarters ended May 6, 2023 and May 7, 2022.

	Trailing Four Quarters Ended
(in thousands)	May 6, 2023	May 7, 2022

Total lease cost, per ASC 842	$513,857	$451,601
Less: Finance lease interest and amortization	(81,871)	(65,128)
Less: Variable operating lease components, related to insurance and common area maintenance	(28,574)	(26,397)
Rent expense	$403,412	$360,076

(2)	Effective tax rate over trailing four quarters ended May 6, 2023 and May 7, 2022 was 20.0% and 20.5%, respectively.
(3)	All averages are computed based on trailing five quarter balances.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

At May 6, 2023, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 27, 2022 were the $450 million 4.500% Senior Notes due February 2028 and $550 million 4.750% Senior Notes due February 2033 debt issuances, the $300 million 2.875% Senior Notes debt repayment and the $524.0 million net increase in commercial paper.

The fair value of the Company’s debt was estimated at $7.1 billion as of May 6, 2023, and $5.9 billion as of August 27, 2022, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the carrying value of debt by $229.9 million and $182.8 million at May 6, 2023 and August 27, 2022, respectively, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts. We had $1.1 billion of variable rate debt outstanding at May 6, 2023 and $603.4 million in variable rate debt outstanding at August 27, 2022. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $11.3 million in fiscal 2023. The primary interest rate exposure is based on the federal funds rate. We had outstanding fixed rate debt of $6.2 billion, net of unamortized debt issuance costs of $36.9 million at May 6, 2023 and $5.5 billion, net of unamortized debt issuance costs of $31.3 million at August 27, 2022. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by $257.5 million at May 6, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of May 6, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 6, 2023.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 6, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended May 6, 2023 were as follows:

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

February 12, 2023 to March 11, 2023	83,546	$2,538.55	83,546	$1,539,702,367
March 12, 2023 to April 8, 2023	125,625	2,429.03	125,625	1,234,555,301
April 9, 2023 to May 6, 2023	146,891	2,661.78	146,891	843,563,496
Total	356,062	$$2,550.75	356,062	$843,563,496

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

Subsequent to May 6, 2023 and through June 2, 2023, we have repurchased 86.7 thousand shares of our common stock at an aggregate cost of $219.9 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are being filed herewith:

Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.
3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Eighth Amended and Restated By-Laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 23, 2023.

15.1*	Letter Regarding Unaudited Interim Financial Statements.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended May 6, 2023, has been formatted in Inline XBRL.

*	Furnished herewith.

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

Dated: June 9, 2023