Form 10-K
period 2023-08-26
AUTOZONE INC
filed 2023-10-24
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 26, 2023.

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

Registrant’s telephone number, including area code: (901) 495-6500

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $46,248,303,523.

The number of shares of Common Stock outstanding as of October 16, 2023, was 17,683,418.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement to be filed within 120 days of August 26, 2023, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held December 20, 2023, are incorporated by reference into Part III.

Forward-Looking Statements

Certain statements contained in this annual report constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “seek,” “may,” “could” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand, due to changes in fuel prices, miles driven or otherwise; energy prices; weather, including extreme temperatures, natural disasters and general weather conditions; competition; credit market conditions; cash flows; access to available and feasible financing on favorable terms; future stock repurchases; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; risks associated with self-insurance; war and the prospect of war, including terrorist activity; the impact of public health issues; inflation, including wage inflation; the ability to hire, train and retain qualified employees, including members of management and other key personnel; construction delays; failure or interruption of our information technology systems; issues relating to the confidentiality, integrity or availability of information, including due to cyber-attacks; historic growth rate sustainability; downgrade of our credit ratings; damage to our reputation; challenges associated with doing business in and expanding into international markets; origin and raw material costs of suppliers; inventory availability; disruption in our supply chain; impact of tariffs; impact of new accounting standards; our ability to execute our growth initiatives; and other business interruptions. Certain of these risks and uncertainties are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of this Annual Report on Form 10-K for the year ended August 26, 2023, and these Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements. Events described above and in the “Risk Factors” could materially and adversely affect our business. However, it should be understood that it is not possible to identify or predict all such risks and other factors that could affect these forward-looking statements. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Introduction

AutoZone, Inc. (“AutoZone,” the “Company,” “we,” “our” or “us”) is the leading retailer and distributor of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at August 26, 2023, operated 6,300 stores in the United States (“U.S.”), 740 stores in Mexico and 100 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 26, 2023, in 5,682 of our domestic stores as well as the vast majority of our stores in Mexico and Brazil, we had a commercial sales program that provided commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts. We also sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. Additionally, we sell the ALLDATA brand of automotive diagnostic, repair, collision and shop management software through www.alldata.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services.

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

We seek to be the employer of choice as we compete for talent in our retail stores, field supervision, distribution centers, and store support functions. We focus heavily on retention by offering competitive compensation and benefits packages, extensive training and development opportunities and leveraging our business resource groups to support AutoZoners across the organization contribute their voices, time, and talent to helping other AutoZoners succeed in their careers.

As of August 26, 2023, we employed approximately 119,000 AutoZoners, approximately 60 percent of whom were employed full-time and the remaining 40 percent were employed part-time. About 91 percent of our AutoZoners were employed in stores or in direct field supervision, approximately 6 percent in distribution centers and approximately 3 percent in store support and other functions. Included in the above numbers are approximately 15,500 AutoZoners employed in our international operations. We have never experienced any material labor disruption, do not have any collective bargaining agreements and believe that relations with our AutoZoners are good.

Training & Development

We have a number of different types of jobs and career opportunities. While many of our AutoZoners follow more traditional career paths (e.g., part-time to full-time sales, store manager, district manager, regional manager, vice president), we encourage cross-functional development and support of AutoZoners as they expand their career into other departments and fields of interest within the Company. Many members of our senior leadership team have held positions in multiple areas of the business. We also invest in advanced leadership training in order to deepen our bench strength and support succession planning. For additional information, see “Store Operations—Store Personnel Training and Incentives” below. We believe these opportunities are important to attract, motivate and retain high quality AutoZoners.

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

Diversity, Equity and Inclusion (“DEI”)

“Embraces Diversity” is one of our Values, and we have made great strides in our DEI initiatives. With the oversight and support of a cross-functional Diversity Council and DEI Steering Committee, our DEI efforts influence and inform many parts of our human capital management efforts including talent acquisition, retention, professional development and workforce management. Our first business resource group (“BRG”) was established in 2014 (AutoZone Women’s Initiative). Since then, five other BRGs now exist to help AutoZoners across the organization grow and succeed in their careers.

Health and Safety

We are committed to providing a safe working and shopping environment for our AutoZoners and customers. Aligned with our values, we strive to continually monitor our working and shopping environment to keep our AutoZoners and customers as safe as possible.

Additional information about our human capital resources can be found in our most recent Environmental, Social & Governance (“ESG”) Report, which is available on our website. Our ESG Report is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference into this or any of our other filings with the Securities and Exchange Commission (“the SEC”).

Store Operations

At August 26, 2023 our stores were in the following locations:

Store
Count
Alabama	123
Alaska	8
Arizona	165
Arkansas	73
California	658
Colorado	102
Connecticut	58
Delaware	20
Florida	430
Georgia	214
Hawaii	12
Idaho	33
Illinois	248
Indiana	164
Iowa	37
Kansas	55
Kentucky	105
Louisiana	132
Maine	14
Maryland	93
Massachusetts	88
Michigan	221
Minnesota	63
Mississippi	98
Missouri	122
Montana	15
Nebraska	25
Nevada	70
New Hampshire	23
New Jersey	124
New Mexico	64
New York	212
North Carolina	241
North Dakota	7
Ohio	288
Oklahoma	87
Oregon	57
Pennsylvania	228
Puerto Rico	51
Rhode Island	17
Saint Thomas	1
South Carolina	107
South Dakota	9
Tennessee	183
Texas	693
Utah	70
Vermont	2
Virginia	153
Washington	100
Washington, DC	5
West Virginia	45
Wisconsin	78
Wyoming	9
Total Domestic stores	6,300
Mexico	740
Brazil	100
Total stores	7,140

Store Formats

Substantially all stores are based on standard store formats, resulting in generally consistent appearance, merchandising and product mix. Approximately 90% to 99% of each store’s square footage is selling space. In our satellite stores, approximately 40% to 50% of our space is dedicated to hard parts inventory, while our hub and mega hub stores have 70% to 85% of their space utilized for hard parts. The hard parts inventory area is generally fronted by counters or pods that run the depth or length of the store, dividing the hard parts area from the remainder of the store. The remaining selling space contains displays of maintenance, accessories and non-automotive items.

Store Personnel Training and Incentives

We provide on-the-job training as well as formal training programs, including an annual national sales meeting with related cascading meetings at our distribution centers, regional offices and stores; store meetings on specific sales and product topics; standardized computer-based training to support culture, safety, salesmanship, compliance and product and job knowledge; and several specialist, vendor and third-party programs to support learning and development in areas requiring technical expertise and specific job knowledge. All domestic AutoZoners are encouraged to complete our in-house product knowledge program and Parts Expert certification, which is developed in partnership with our key suppliers. Training is supplemented with frequent store visits by management. Additionally, store managers, commercial sales managers and managers at various levels across the organization receive financial incentives through performance-based bonuses.

Store Support Centers

All store support functions are centralized in our store support centers located in Memphis, Tennessee; Monterrey, Mexico; Chihuahua, Mexico and Sao Paulo, Brazil. We believe that this centralization enhances consistent execution of our merchandising and marketing strategies at the store level, while reducing expenses and cost of sales. In addition, we have offices in Shanghai, China and Haryana, India that provide sourcing, technology or other support functions.

Store Automation

All of our stores have Z-net, our proprietary electronic catalog that enables our AutoZoners to efficiently look up the parts that our customers need and provide complete job solutions, advice and information for customer vehicles. Z-net provides parts information based on year, make, model and engine type of a vehicle and also tracks inventory availability at the store, at other nearby stores and through special order. The Z-net display screens are placed on the hard parts counter or pods, where both the AutoZoner and customer can view the screen.

Our stores utilize our computerized proprietary Point-of-Sale System, which includes bar code scanning and point-of-sale data collection terminals. Our proprietary Store Management System provides administrative assistance, as well as enhanced merchandising information and improved inventory control. We believe the Point-of-Sale System also enhances customer service, while the Store Management System provides simplified warranty and product return procedures.

Commercial

Our commercial sales program operates in a highly fragmented market, and we are a leading distributor of automotive parts and other products to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts in the Americas. As part of our program, we offer credit and delivery to our customers, as well as online ordering through www.autozonepro.com or through the AutoZone Pro smartphone application. Through our hub and mega hub stores, we offer a greater range than our satellite stores of parts and products desired by professional technicians. We have dedicated sales teams focused on independent repair shops as well as national, regional and fleet commercial accounts.

Store Development

The following table reflects our store development during the past five fiscal years:

	Fiscal Year
	2023	2022	2021	2020	2019
Stores:
Beginning	6,943	6,767	6,549	6,411	6,202
New	198	177	219	138	209
Closed	1	1	1	—	—
Net new	197	176	218	138	209
Relocated	12	13	12	5	2
Ending	7,140	6,943	6,767	6,549	6,411

We believe expansion opportunities exist in markets we do not currently serve, as well as in markets where we can achieve a larger presence. We undertake substantial research prior to entering new markets. The most important criteria for opening a new store are the projected future profitability and the ability to achieve our required investment hurdle rate. Key factors in selecting new site and market locations for stores include population, demographics, vehicle profile, customer buying trends, commercial businesses, number and strength of competitors’ stores and the cost of real estate. In reviewing the vehicle profile, we also consider the number of vehicles that are seven years old and older, or “our kind of vehicles”; these vehicles are generally no longer under the original manufacturers’ warranties and require more maintenance and repair than newer vehicles. We seek to open new stores in high visibility sites in high traffic locations within or contiguous to existing market areas and attempt to cluster development in markets in a relatively short period of time. We believe our stores are “destination stores,” generating their own traffic, therefore we situate most stores on major thoroughfares with easy access and good parking. In addition to continuing to lease or develop our own locations, we evaluate and may make strategic acquisitions.

Marketing and Merchandising Strategy

We are dedicated to providing customers with superior service and trustworthy advice as well as quality automotive parts and products at a great value in conveniently located, well-designed stores. Key elements of this strategy are:

Customer Service

Customer service is the most important element in our marketing and merchandising strategy, which is based upon consumer marketing research. We emphasize that our AutoZoners should always put customers first by providing prompt, courteous service and trustworthy advice. Our electronic parts catalog assists in the selection of parts as well as identifying any associated warranties offered by us or our vendors. In addition to our in-store offerings, we sell automotive hard parts, maintenance items, accessories and non-automotive parts through www.autozone.com, for pick-up in store or to be shipped directly to a customer’s home or business, with next day or same day delivery programs in most of our U.S. markets. Additionally, we offer a smartphone application that provides customers with store locations, driving directions, operating hours, product availability, the ability to purchase products and other information.

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

A/C Compressors
Batteries & Accessories
Bearings
Belts & Hoses
Calipers
Chassis
Clutches
CV Axles
Engines
Fuel Pumps
Fuses
Ignition
Lighting
Mufflers
Radiators
Starters & Alternators
Thermostats
Tire Repair
Water Pumps

Antifreeze & Windshield Washer Fluid
Brake Drums, Rotors, Shoes & Pads
Chemicals, including Brake & Power
Steering Fluid, Oil & Fuel Additives
Oil & Transmission Fluid
Oil, Cabin, Air, Fuel & Transmission

Filters
Oxygen Sensors
Paint & Accessories
Refrigerant & Accessories
Shock Absorbers & Struts
Spark Plugs & Wires
Windshield Wipers

Air Fresheners
Cell Phone Accessories
Drinks & Snacks
Floor Mats & Seat Covers
Interior & Exterior Accessories
Mirrors
Performance Products
Protectants & Cleaners
Sealants & Adhesives
Steering Wheel Covers
Tools
Towing

Vehicle Entertainment Systems
Wash & Wax

We believe customer satisfaction is often impacted by our ability to promptly provide specific automotive products as requested. Each store carries the same basic products, but we tailor our hard parts inventory to the makes and models of the vehicles in each store’s trade area, and our sales floor products are tailored to the local store’s demographics. Our hub stores (including mega hubs, which carry an even broader assortment) carry a larger assortment of products that are delivered to local satellite stores. We are continuously updating the products we offer to ensure our inventory matches the products our customers need or desire.

Pricing

We want to be the value leader in our industry, by consistently providing quality merchandise at the right price, backed by a satisfactory warranty and outstanding customer service. For many of our products, we offer multiple value choices in a good/better/best assortment, with appropriate price and quality differences from the “good” products to the “better” and “best” products. A key differentiating component versus our competitors is our exclusive line of in-house brands, which includes Duralast and the family of Duralast brands, ProElite, ShopPro, SureBilt, TotalPro, TruGrade and Valucraft. We believe that our overall value compares favorably to that of our competitors.

Brand Marketing: Marketing and Loyalty

We believe that targeted advertising and promotions play important roles in succeeding in today’s environment. We are constantly working to understand our customers’ wants and needs so we can build long-lasting, loyal relationships. We utilize advertising, direct marketing, loyalty programs and promotions primarily to highlight our great value, the availability of high quality parts and develop a relationship with an expanding base of customers. Digital and broadcast media are our primary advertising methods of driving retail traffic, while we leverage a dedicated sales force and our ProVantage loyalty program to drive commercial sales.

Store Design, Visual Merchandising and Promotional Execution

We design and build stores for high visual impact. The typical store utilizes colorful exterior and interior signage, exposed beams and ductwork, finished floors and brightly lit interiors. Batteries, maintenance products, accessories and non-automotive items are attractively displayed for easy browsing by customers. In-store signage and special displays promote products on floor displays, end caps and shelves. We utilize in-store signage, creative product placement and promotions to help educate customers about products that they may need.

Purchasing and Supply Chain

Merchandise is selected and purchased for all stores through our store support centers located in Memphis, Tennessee; Monterrey, Mexico and Sao Paulo, Brazil. Additionally, we have offices in Shanghai, China, Haryana, India and Istanbul, Turkey to support our global sourcing efforts. In fiscal 2023, one class of similar products accounted for approximately 14 percent of our total revenues. No other class of similar products accounted for 10 percent or more of our total revenues, and no individual vendor provided more than 10 percent of our total purchases. We believe alternative sources of supply exist, at similar costs, for most types of product sold. Most of our merchandise flows through our distribution centers to our stores by our fleet of tractors and trailers or by third-party transportation firms. The distribution centers replenish our stores up to multiple times per week depending on store sales volumes.

We ended fiscal 2023 with 308 domestic and 39 international hub stores, which have a larger assortment of products as well as regular replenishment items that can be delivered to a store in its network within 24 hours. Hub stores are generally replenished from distribution centers multiple times per week. Hub stores have increased our ability to distribute products on a timely basis to many of our stores and to expand our product assortment.

As a subset of our domestic hub stores, we ended fiscal 2023 with 98 mega hubs, an increase of 20 since the end of fiscal 2022. Additionally, we have two mega hubs in Mexico. Mega hubs work in concert with other hubs to drive customer satisfaction through improved local parts availability and expanded product assortments. A mega hub carries inventory of 80,000 to 110,000 unique SKUs, approximately twice what a hub store carries. Mega hubs provide coverage to both surrounding stores and other hub stores multiple times a day or on an overnight basis. Currently, we have over 6,000 domestic stores with access to mega hub inventory. A majority of these stores currently receive mega hub service same day.

Competition

The sale of automotive parts, accessories and maintenance items is highly competitive due to numerous factors, including name recognition, product availability, customer service, store location and price. AutoZone competes in the aftermarket auto parts industry, which includes both the retail DIY and commercial do-it-for-me (“DIFM”) auto parts and products markets.

Our competitors include national, regional and local auto parts chains, independently owned parts stores, online automotive parts stores or marketplaces, wholesale distributors, jobbers, repair shops, car washes and auto dealers, in addition to discount and mass merchandise stores, hardware stores, supermarkets, drugstores, convenience stores, home stores and other retailers that sell aftermarket vehicle parts and supplies, chemicals, accessories and tools. AutoZone competes on the basis of customer service, including the knowledge and expertise of our AutoZoners and our ability to provide prompt delivery to commercial customers; merchandise quality, selection and availability; product warranty; store layouts, location and convenience; price; and the strength of our AutoZone brand name, trademarks and service marks.

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

Trademarks and Patents

We regard our trademarks, service marks, patents, domain names, trade dress, trade secrets and other intellectual property as critical to our success and important components of our marketing and merchandising strategies. We have registered several trademarks and service marks in the U.S. Patent and Trademark Office as well as in certain other countries, including without limitation: “AutoZone,” “Get in the Zone,” “Duralast,” “Econocraft,” “ProElite,” “ShopPro,” “SureBilt,” “TotalPro,” “TruGrade,” “Valucraft,” and “ALLDATA,” along with variations of these trademarks. Our trademark registrations have various expiration dates; however, assuming that the trademarks are properly maintained and in use, such registrations may typically be renewed indefinitely.

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

AutoZone Websites

Our primary website is www.autozone.com. We make available, free of charge, at www.autozone.com, by clicking “Investor Relations” located at the bottom of the page, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably feasible after we electronically file such material with, or furnish it to, the SEC. Our websites and the information contained therein or linked thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Information about our Executive Officers

The following list describes our executive officers, which are elected by and serve at the discretion of the Board of Directors. The title of each executive officer includes the words “Customer Satisfaction” which reflects our commitment to customer service.

William C. Rhodes, III, 58—Chairman, President and Chief Executive Officer, Customer Satisfaction

William C. Rhodes, III has served as AutoZone’s President and Chief Executive Officer, and a director since 2005 and was named Chairman in 2007. Prior to his appointment as President and Chief Executive Officer, Mr. Rhodes served in various capacities within the Company since 1994. Prior to 1994, Mr. Rhodes was a manager with Ernst & Young LLP. As previously announced, Mr. Rhodes has notified the Board of his intention to relinquish his roles as President and Chief Executive Officer, effective January 2024, and the Board intends to appoint Mr. Rhodes to the role of Executive Chairman at such time.

Philip B. Daniele III, 54—CEO-Elect, Customer Satisfaction

Philip B. Daniele III was named CEO-Elect in June 2023. Previously Mr. Daniele had served as Executive Vice President – Merchandising, Marketing and Supply Chain from June 2021 to September 2023. The Board of Directors intends to appoint Mr. Daniele to the role of Chief Executive Officer and also appoint him to serve on the

Board in January 2024. Previously, Mr. Daniele served as Senior Vice President – Commercial from 2015 to 2021, Vice President – Commercial Support from 2013 to 2015 and Vice President – Merchandising from 2008 to 2013. Mr. Daniele was also a Divisional Vice President – Store Operations from 2005 to 2008. Prior to 2005, Mr. Daniele held several other key management positions with the Company.

Jamere Jackson, 54—Chief Financial Officer, Customer Satisfaction

Jamere Jackson was named Chief Financial Officer in January 2021 and, in that capacity, leads the Finance and Store Development teams. Mr. Jackson also held the title of Executive Vice President from January 2021 until his promotion in September 2023. Prior to joining AutoZone, Mr. Jackson served as Executive Vice President and Chief Financial Officer of Hertz Global Holdings, Inc., a worldwide rental company, since 2018. From 2014 to 2018, Mr. Jackson served as Chief Financial Officer of Nielsen Holdings plc, an information, data and measurement company. Prior to 2014, Mr. Jackson held a variety of leadership roles at General Electric Company, including Vice President and Chief Financial Officer of a division of General Electric Oil and Gas. Mr. Jackson serves on the Board of Directors for Eli Lilly & Co.

Thomas B. Newbern, 61—Chief Operating Officer, Customer Satisfaction

Thomas B. Newbern was named Chief Operating Officer in September 2023. Since March 2023, Mr. Newbern served as Executive Vice President Operations, Sales and Technology. From 2015 to March 2023, Mr. Newbern served as Executive Vice President overseeing Store Operations, Commercial, International, Information Technology, Loss Prevention and ALLDATA in different capacities. From 2007 to 2015, Mr. Newbern served as Senior Vice President overseeing Store Operations and Commercial. From 1998 to 2007, Mr. Newbern was Divisional Vice President – Store Operations. Mr. Newbern began his career with AutoZone in 1985.

William R. Hackney, 58—Executive Vice President – Merchandising, Marketing and Supply Chain, Customer Satisfaction
William R. Hackney was named Executive Vice President – Merchandising, Marketing and Supply Chain in September 2023. Previously, Mr. Hackney served as Senior Vice President, Merchandising, since rejoining the Company in October 2022 after a brief retirement. Mr. Hackney’s career with AutoZone began in 1983, and he has held several key management roles within the Company, including Senior Vice President, Merchandising, Vice President, Store Operations Support and Vice President, Merchandising.

Jennifer M. Bedsole, 52—Senior Vice President, General Counsel & Secretary, Customer Satisfaction

Jenna M. Bedsole was named Senior Vice President, General Counsel & Secretary in April 2023. Prior to joining AutoZone, Ms. Bedsole was a partner with the law firm of Baker, Donelson, Bearman, Caldwell and Berkowitz P.C. since 2011, where she chaired the Labor and Employment practice group.

K. Michelle Borninkhof, 49—Senior Vice President and Chief Information Officer, Customer Satisfaction

K. Michelle Borninkhof was named Senior Vice President and Chief Information Officer in April 2021. Prior to that, Ms. Borninkhof was Chief Information Officer and Vice President for U.S. Technology at McDonald’s since 2018. Prior to joining McDonald’s, Ms. Borninkhof spent 11 years with Walmart Stores holding various leadership roles including Vice President – International Technology Delivery. Throughout her career, Ms. Borninkhof held various roles in store retail, distribution center operations and process improvement.

Preston B. Frazer, 47—Senior Vice President – Finance, Store Development and Strategy, Customer Satisfaction

Preston B. Frazer was named Senior Vice President Finance, Store Development and Strategy in March 2023. From 2021 to 2023 Mr. Frazer served as Executive Vice President – Store Operations, Commercial and Loss Prevention. From 2019 to 2021 Mr. Frazer served as Senior Vice President – Store Operations. Prior to that, Mr. Frazer was Vice President – Store Operations Support. Mr. Frazer began his career with AutoZone in 2006 in Finance and has held several key functional roles. Prior to joining AutoZone, Mr. Frazer was a senior manager with the accounting firm of KPMG, LLP.

Eric S. Gould, 54—Senior Vice President – Supply Chain, Customer Satisfaction

Eric S. Gould was named Senior Vice President, Supply Chain in February 2021. From 2017 to 2021, Mr. Gould served as Vice President, Supply Chain Replenishment. Prior to that, Mr. Gould held several key management positions with the Company, including Vice President of Commercial, Commercial Support and Merchandising Pricing & Analysis.

Domingo J. Hurtado, 62—Senior Vice President – International, Customer Satisfaction

Domingo J. Hurtado Rodríguez was named Senior Vice President – International in September 2018. Prior to that, Mr. Hurtado was President – AutoZone de México. Mr. Hurtado has served in various capacities within the Company since 2001, which included leading the Company’s expansion in Mexico. Prior to 2001, Mr. Hurtado held different positions with RadioShack including Director General in Mexico and General Manager in Venezuela.

Dennis W. LeRiche, 55—Senior Vice President – Store Operations, Customer Satisfaction

Dennis W. LeRiche was named Senior Vice President – Store Operations in June 2021. From 2015 to 2021, Mr. LeRiche was a Divisional Vice President – Store Operations. Prior to 2015, Mr. LeRiche held several other key management positions with the Company.

Grant E. McGee, 61—Senior Vice President – Commercial, Customer Satisfaction

Grant E. McGee was named Senior Vice President – Commercial in June 2021 and has notified the Company of his intent to retire, effective around the end of the 2023 calendar year. From 2007 to 2021, Mr. McGee was a Divisional Vice President – Store Operations. From 2004 to 2007, Mr. McGee was Vice President – Commercial. Prior to 2004, Mr. McGee held several other key positions with the Company.

Charlie Pleas, III, 58— Senior Vice President – Accounting and Finance, Customer Satisfaction

Charlie Pleas, III, became Senior Vice President, Finance and Accounting in December 2021 and has notified the Company of his intent to retire, effective around the end of the 2023 calendar year. Mr. Pleas was named Senior Vice President and Controller during 2007.  Prior to that, Mr. Pleas held several key management positions within the Company’s accounting department. Prior to joining AutoZone, Mr. Pleas was a Division Controller with Fleming Companies, Inc. where he served in various capacities during his tenure from 1988 to 1996. Prior to 1988, Mr. Pleas worked with Ernst & Young. Mr. Pleas is a member of the Board of Directors for Kirkland’s Inc.

Albert Saltiel, 59—Senior Vice President – Marketing and E-Commerce, Customer Satisfaction

Albert Saltiel was named Senior Vice President – Marketing and E-Commerce during October 2014 and has notified the Company of his intent to retire, effective around the end of the 2023 calendar year. Previously, Mr. Saltiel was Senior Vice President – Marketing since 2013. Prior to that, Mr. Saltiel was Chief Marketing Officer and a key member of the leadership team at Navistar International Corporation. Mr. Saltiel has also been with Sony Electronics as General Manager, Marketing, and Ford Motor Company where he held multiple marketing roles.

Richard C. Smith, 59—Senior Vice President – Human Resources, Customer Satisfaction
Richard C. Smith was named Senior Vice President – Human Resources in December 2015. Mr. Smith has been an AutoZoner since 1985, previously holding the position of Divisional Vice President – Store Operations since 1997. Prior thereto, Mr. Smith served in various key positions within the Company.

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

Strategic and Operational Risks

If demand for our products slows, then our business may be materially adversely affected.

Demand for the products we sell may be affected by a number of factors we cannot control, including:

●	the number of older vehicles in service. Vehicles seven years old or older are generally no longer under the original vehicle manufacturers’ warranties and tend to need more maintenance and repair than newer vehicles.
●	the number of miles vehicles are driven. Higher vehicle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices, ride sharing, weather conditions, and other factors.
●	rising fuel and energy prices. Increases in fuel and energy prices may cause our customers to defer purchases of certain of our products as they use a higher percentage of their income to pay for fuel and other energy costs and may drive their vehicles less, resulting in less wear and tear and lower demand for repairs and maintenance.
●	the economy. In periods of declining economic conditions, including as a result of inflation, consumers may reduce their discretionary spending by deferring vehicle maintenance or repair. Additionally, such conditions may affect our customers’ ability to obtain credit. During periods of expansionary economic conditions, more of our DIY customers may pay others to repair and maintain their vehicles instead of working on their own vehicles, or they may purchase new vehicles.
●	the weather. Milder weather conditions may lower the failure rates of automotive parts, while extremely hot or cold conditions may enhance demand for our products due to increased failure rates of our customers’ automotive parts. Extended periods of rain and winter precipitation may cause our customers to defer maintenance and repair on their vehicles. Additionally, climate changes can create more variability in the short-term or lead to other weather conditions that could impact our business.
●	technological advances. Advances in automotive technology, such as improved parts design, can result in cars needing maintenance less frequently and parts lasting longer.
●	prevalence of electric vehicles. Increased prevalence of electric vehicles, whether due to changes in consumer preferences or regulatory action incentivizing the purchase of electric vehicles, can result in less frequent parts failures and reduced need for parts.
●	the quality of the vehicles manufactured by the original vehicle manufacturers and the length of the warranties or maintenance offered on new vehicles.
●	restrictions on access to telematics and diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation. These restrictions may cause vehicle owners to rely on dealers to perform maintenance and repairs.

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

We have increased our store count in the past five fiscal years, growing from 6,202 stores at August 25, 2018, to 7,140 stores at August 26, 2023, a compounded annual growth rate of three percent. Additionally, we have increased annual revenues in the past five fiscal years from $11.2 billion in fiscal 2018 to $17.5 billion in fiscal 2023, with a compounded annual growth rate of nine percent. Annual revenue growth is driven by increases in same store sales, the opening of new stores and the development of new commercial programs. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of same store sales.

We open new stores only after evaluating customer buying trends and market demand/needs, all of which could be adversely affected by persistent unemployment, wage cuts, small business failures, microeconomic conditions unique to the automotive industry and our ability to expand into international markets. Same store sales are impacted both by customer demand levels and by the prices we are able to charge for our products, which can also be negatively impacted by economic pressures.

If we cannot profitably increase our market share in the commercial auto parts business, our sales growth may be limited.

Although we are a leading distributor of automotive parts and other products in the commercial market, we must effectively compete against national, regional and local auto parts chains, independently owned parts stores, wholesalers, jobbers, repair shops, auto dealers, online retailers and others in order to increase our commercial market share. Although we believe we compete effectively in the commercial market on the basis of customer service, merchandise quality, selection and availability, price, delivery times, product warranty, distribution locations and the strength of our AutoZone brand name, trademarks and service marks, some automotive aftermarket participants have been in business for substantially longer periods of time than we have, and as a result have developed long-term customer relationships and have large available inventories. If we are unable to profitably develop new commercial customers, our sales growth may be limited.

Our business depends upon hiring, training and retaining qualified employees, including members of management and other key personnel.

We believe much of our brand value lies in the quality of the approximately 119,000 AutoZoners employed in our stores, distribution centers, store support centers and ALLDATA. Our workforce costs represent our largest operating expense, and our ability to meet our labor needs while controlling labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates and unemployment levels. Our business is also subject to employment laws and regulations, including those related to minimum wage, benefits and scheduling requirements. In addition, the implementation of potential regulatory changes relating to overtime exemptions and benefits for certain employees under federal and state laws could result in increased labor costs to our business and negatively impact our operating results.

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

In the U.S., there has been an increase in workers exercising their right to form or join a union, both generally and in the retail industry. Further, the National Labor Relations Board (NLRB) has issued decisions making it easier for employees to organize. Although none of our employees are currently covered by collective bargaining agreements, there can be no assurance that our employees will not elect to be represented by labor unions in the future. If a significant portion of our work force were to become unionized, our culture and operating model could be challenged by inserting a third party between our current terrific relationships between our leaders and hourly AutoZoners. Further, our labor costs could increase, and our business could be negatively affected by other requirements and expectations that could change our company culture, decrease our flexibility and disrupt our business. Further, our responses to any union organizing efforts could negatively impact how our brand is perceived by customers and AutoZoners and have adverse effects on our business and financial results.

If we are unable to hire, properly train and retain qualified AutoZoners, we could experience higher employment costs, reduced sales, losses of customers and diminution of our brand or company culture, which could adversely affect our earnings. If we do not maintain competitive wages or benefit packages, our customer service could suffer due to a declining quality of our workforce, or, alternatively, our earnings could decrease if we increase our wage rates. A violation or change in employment and labor laws (including changes in existing employment benefit programs such as health insurance) could have a material adverse effect on our results of operations, financial condition and cash flows.

Our future success depends on the skills and experience of our management and other key personnel. The unexpected loss of the services of any such persons could adversely affect our operations. There can be no assurance that our succession planning, retention or hiring efforts will be successful. Failure to attract and retain qualified personnel in key roles could adversely affect our operations.

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

If any of our significant vendors experience financial difficulties, business disruptions or are unable to deliver merchandise to us on a timely basis, or at all, we could have product shortages in our stores that could adversely affect customers’ perceptions of us and cause us to lose customers and sales.

Disruptions in our supply chain and other factors affecting the distribution of our merchandise could adversely impact our business.

A disruption to our supply chain or distribution network could adversely affect our ability to receive and distribute inventory in a timely manner, which could result in low inventory availability, lost sales, increased supply chain costs and loss of customer loyalty, among other things. Such disruptions may result from damage or destruction of our distribution centers, our ability to attract and retain qualified drivers, costs associated with maintaining or operating our fleet or macroeconomic conditions impacting the broader supply chain industry at large. For example, in recent years, ports, rails and domestic long-hauls in the U.S. and elsewhere have been negatively impacted by capacity constraints, congestion and delays, periodic labor disputes, security issues, weather-related events, and natural disasters, which have been further exacerbated by the COVID-19 pandemic and other factors beyond our control. Our business and competitive position may be negatively impacted if we are unable to successfully mitigate the impacts of such disruption to our supply chain or if we are unable to manage such disruptions more effectively than our competitors.

We are subject to risks associated with products sourced outside the U.S.

We directly imported approximately 16% of our purchases in fiscal 2023, but many of our domestic vendors directly import their products or components of their products. Changes to the price or flow of these goods for any reason, such as civil unrest or acts of war, currency fluctuations, disruptions in maritime lanes, port labor disputes, economic conditions and instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our standards, issues with labor practices of our suppliers or labor problems they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials to suppliers, increased import duties or tariffs, merchandise quality or safety issues, shipping and transport availability and cost, increases in wage rates and taxes, transport security, foreign trade policies, trade sanctions, import limitations on certain types of goods or of goods containing certain materials from other countries, port labor agreements, inflation and other factors relating to the suppliers and the countries in which they are located or from which they import, often are beyond our control and could adversely affect our operations and profitability. These and other factors affecting our suppliers and our access to products could adversely affect our business and financial performance. As we or our domestic vendors increase the importation of merchandise or components from foreign vendors, these risks are likely to increase.

Our ability to grow depends in part on new store openings, existing store remodels and expansions and effective utilization of our existing supply chain and hub network.

Our continued growth and success will depend in part on our ability to open and operate new stores and expand and remodel existing stores to meet customers’ needs on a timely and profitable basis. Accomplishing store development and expansion goals will depend upon a number of factors, including the ability to identify and obtain suitable sites for new and expanded stores in a timely manner and at acceptable costs, the hiring and training of qualified personnel and the integration of new stores into existing operations. There can be no assurance we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new, remodeled and expanded stores profitably.

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

The various risks we face in our U.S. operations generally also exist when conducting operations in and sourcing products and materials from outside of the U.S., in addition to the unique costs, risks and difficulties of managing international operations. Our expansion into international markets may be adversely affected by local laws and customs, U.S. laws applicable to foreign operations, and political and socio-economic conditions as well as our general ability to compete effectively and provide superior customer service regardless of distance, language and cultural differences.

Risks inherent in international operations also include potential adverse tax consequences, potential changes to trade policies and trade agreements, compliance with the Foreign Corrupt Practices Act and local anti-bribery and anti-corruption laws, greater difficulty in obtaining and enforcing intellectual property rights, challenges to identify and gain access to local suppliers, and possibly misjudging the response of consumers in foreign countries to our product assortment and marketing strategy.

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

Business interruptions including war or acts of terrorism, political or civil unrest, unusual or severe weather conditions such as hurricanes, tornadoes, windstorms, fires, earthquakes and floods, public health crises and other disasters or the threat of any of them, may negatively impact the hours and operations of our stores, distribution centers, store support centers or sourcing offices; may negatively impact our supply chain and distribution network; and may impede our ability to source quality merchandise domestically and outside of the U.S. on favorable terms.

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

Our failure to protect our brand and reputation could have an adverse effect on our relationships with our customers, employees, suppliers, vendors and other stakeholders, thereby negatively impacting sales and profitability.

We believe our continued strong sales growth is driven in significant part by our AutoZone and private label brand names and our positive reputation with customers, employees, suppliers, vendors and other stakeholders. The value in our brand names and reputation, and their continued effectiveness in driving our sales growth is dependent to a significant degree on our ability to maintain our reputation for safety, high product quality, friendliness, WOW! Customer service, trustworthy advice, integrity and business ethics. Negative incidents can erode trust and confidence quickly, and adverse publicity about us could damage our brand and reputation, undermine our customers’ confidence in us, reduce demand for our products and services, affect our ability to recruit and retain employees, attract regulatory scrutiny, and impact our relationships with suppliers and vendors. Further, our actual or perceived response or lack of response to social, political, environmental or other sensitive issues, whether or not based in fact, could damage our reputation and may result in reduced demand for our merchandise. Customers are also increasingly using social media to provide feedback and information about our Company, our products and services in a manner that is rapidly and broadly disseminated. Our brand and reputation could be negatively impacted if negative sentiment about the Company, whether or not based on fact, is shared and distributed in such a manner.

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

We rely extensively on information technology systems, some of which are managed or provided by third-party service providers, to collect, analyze, process, store, manage, transmit and protect key business processes, transactions and data, such as sales data, customer data, employee data, demand forecasting, merchandise ordering, inventory replenishment, supply chain management, payment processing, order fulfillment and more. Delays in the maintenance, updates, upgrading, or patching of these systems, applications or processes could adversely impact their effectiveness or could expose us to security and other risks. Our systems and the third-party systems with which we interact are subject to damage, failure or interruption due to various reasons such as: power or other critical infrastructure outages, facility damage, physical theft, telecommunications failures, malware, security incidents, malicious cyber-attacks, including the use of malicious codes, worms, phishing, spyware, denial of service attacks and ransomware, natural disasters and catastrophic events, inadequate or ineffective redundancy measures; and design or usage errors by AutoZoners, contractors or third-party service providers. Although we seek to effectively maintain and safeguard our systems and our data and we seek to ensure our third-party service providers effectively maintain and safeguard their systems and our data, such efforts are not always successful. As a result, we or our service providers have experienced and are likely to again experience one or more errors, interruptions, delays or cessations of service impacting the integrity or availability of our information technology infrastructure. While such incidents have not been material to date, any future incident could significantly disrupt our operations and key business processes, result in the impairment or loss of critical data, be costly and resource-intensive to remedy; harm our reputation and relationship with customers, AutoZoners, vendors and other stakeholders; and have a material adverse impact on our business and operating results.

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

Our business, like that of most retailers, involves the collection, processing, storage and transmission of large amounts of personal information relating to our customers, suppliers and AutoZoners and confidential business information relating to AutoZone or other parties with which we do business. This information is handled by us as well as third-party service providers and vendors that provide us with various technology, systems, services and other resources that we use in connection with the handling of this information and in furtherance of our business objectives. Furthermore, we accept payments using a variety of methods, including credit, debit, electronic payments and gift cards, which present information security risks, and we may offer new payment options in the future presenting new risks of which we are currently unaware.

While addressing vulnerabilities is a priority for us, the methods used to obtain unauthorized access are constantly evolving, increasing in frequency and sophistication, and can be difficult to anticipate or detect for long periods of time. The security measures we or our third-party service providers and vendors have in place today in an effort to keep up with growing and evolving risks do not always prevent or mitigate the impact of a cyber incident or provide us with sufficient visibility to determine if a cyber incident has occurred, and there can be no assurance that such measures we introduce in the future will be sufficiently effective either. Failure to maintain the security of the personal and other confidential information to which we have access could lead to private litigation, regulatory enforcement actions and reputational harm, all of which would require extensive time and financial resources to resolve and could have a material adverse impact on our business and financial condition.

While we have not experienced a material breach of our information systems or data to date, unauthorized parties have in the past gained access and exfiltrated data, and will continue to attempt to do so as the result of a cyber-attack, employee misconduct, employee error, system vulnerabilities or compromises, fraud, hacking, phishing attempts, malware, ransomware, other malicious codes or other intentional or unintentional acts. Furthermore, hardware, software or other IT applications that we or a third party develop for our use have contained and may contain exploitable vulnerabilities, bugs or design defects or may involve other problems that could unexpectedly compromise information security.

The cost to remediate and respond to a cyber incident involving unauthorized use, access, damage or loss of systems, data or other information could be significant. To the extent any cyber incident involving our or one of our third-party service provider’s information systems results in the unauthorized access, loss, damage or misappropriation of information, we may be required by law to notify impacted individuals and face substantial liability due to claims arising from customers, financial institutions, regulatory authorities, payment card issuers and others. We maintain insurance coverage that may protect us from losses or claims in connection with certain incidents; however, our insurance coverage may not be sufficient to cover significant losses in any particular situation.

We are subject to a complex and evolving body of laws and regulations regarding data privacy and may face increased costs as a result of changes in, enforcement of, or the adoption of new laws and regulations. These costs may have a material adverse impact on our business and results of operations.

The regulatory environment related to information security, data collection, processing and use, and data privacy is becoming increasingly rigorous and complex. Multiple states in the U.S. have passed, and continue to pass, data protection laws designed to provide new rights to consumers and, in some cases, employees. The potential effects of the various laws regulating the collection, processing, transfer and use of personal or protected information are far-reaching and may require significant time, resources and costs to comply, may require changes to our existing practices and processes that are not advantageous to our business, and otherwise limit our ability to use data to provide a more personalized customer experience or as otherwise desired. In addition, failure to comply with applicable requirements by us or our business partners or third-party service providers or vendors could subject us to fines, sanctions, governmental investigations, lawsuits or reputational damage.

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

We are subject to numerous federal, state and local laws and regulations, many of which are complex, frequently revised and subject to varying interpretations. These include laws governing employment and labor, wage and hour, environmental matters, proper handling and disposal of hazardous materials and waste, employee benefits, data privacy, cybersecurity, safety, the pricing and sale of goods, import and export compliance, transportation and logistics, consumer protection and advertising, among others. These laws may change over time and may differ substantially across the areas where we operate. Although we have implemented policies and procedures to help ensure compliance with these laws, there can be no certainty that our employees and third parties with whom we do business will not take actions in violation of our policies or applicable laws. If we fail to comply with these laws, rules and regulations, or the manner in which they are interpreted or applied, we may be subject to governmental enforcement action or private litigation resulting in restrictions on our business, monetary penalties, reputational harm and increased costs of regulatory compliance. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation, including tax legislation, could have an adverse impact, directly or indirectly, on our financial condition and results of operations. We may also be subject to investigations or audits by governmental authorities and regulatory agencies as a result of enforcing existing laws and regulations or changes in enforcement priorities, which can occur in the ordinary course of business or may result from increased scrutiny from a particular agency or toward a particular industry.

We may be adversely affected by legal, regulatory or market responses to global climate change.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our operations. For example, we have significant operations in California, where serious drought has made water less available and more costly and has increased the risk of wildfires. Changes in climate patterns leading to extreme heat waves or unusual cold weather at some of our locations can lead to increased energy usage and costs, or otherwise adversely impact our facilities and operations and disrupt our supply chains and distribution systems. Growing concern over climate change has led policy makers in the U.S. to consider the enactment of legislative and regulatory proposals that would impose mandatory requirements for reductions of greenhouse gas (GHG) emissions. Such laws, if enacted, are likely to impact our business in a number of ways. For example, significant increases in fuel economy requirements, new federal or state restrictions on emissions of carbon dioxide or new federal or state incentive programs that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell. We may not be able to accurately predict, prepare for and respond to new kinds of technological innovations with respect to electric vehicles and other technologies that minimize emissions. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. Our inability to appropriately respond to such changes could adversely impact our business, financial condition, results of operations or cash flows

We may be unable to achieve the goals and aspirations set forth in our environmental, social and governance (ESG) report, particularly with respect to the reduction of greenhouse gas (GHG) emissions, or otherwise meet the expectations of our stakeholders with respect to ESG matters.

Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, and disclosure topics such as climate change, sustainability, natural resources, waste reduction, energy, human capital, and risk oversight could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. We strive to deliver shared value through our business and our diverse stakeholders expect us to make progress in certain ESG priority issue areas. A failure or perceived failure to meet these expectations could adversely affect public perception of our business, employee morale or customer or shareholder support.

We have announced certain aspirations and goals related to ESG matters, such as plans to reduce certain GHG emissions over time. Achievement of these aspirations, targets, plans and goals is subject to numerous risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: our ability to successfully identify and implement relevant strategies on a timely and cost-effective basis; our ability to achieve the anticipated benefits and cost savings of such strategies and actions; and the availability and cost of existing and future technologies, such as alternative fuel vehicles, off-site renewable energy, and other materials and components. It is possible that we may be unsuccessful in the achievement of our ESG goals, on a timely basis or at all, or that the costs to achieve those goals become prohibitively expensive. Furthermore, our stakeholders may not be satisfied with our efforts or the speed at which we are progressing towards any such aspirations and goals. A delay, failure or perceived failure or delay to meet our goals and aspirations could adversely affect public perception of our business, or we may lose shareholder support. Certain challenges we face in the achievement of our ESG objectives are also captured within our ESG reporting, which is not incorporated by reference into and does not form any part of this report.

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

Macroeconomic conditions impact both our customers and our suppliers. Moreover, the U.S. government continues to operate under historically large deficits and debt burden. Continued distress in global credit markets, business failures, civil unrest, inflation, rising interest rates, foreign exchange rate fluctuations, significant geo-political conflicts, proposed or additional tariffs, continued volatility in energy prices, the impact of a public health crisis or pandemic (such as the COVID-19 pandemic), constraints on the global supply chain and other factors continue to affect the global economy. Moreover, rising energy prices could impact our merchandise distribution, commercial delivery, utility and product costs. It is unclear how such factors could impact our business in the short term. Over a longer period of time, these macroeconomic and geo-political conditions could adversely affect our sales growth, margins and overhead. These could adversely affect our financial condition and operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table reflects the square footage and number of leased and owned properties for our stores as of August 26, 2023:

	No. of	Store Square
	Stores	Footage(1)
Leased	3,931	26,158,259
Owned	3,209	21,741,090
Total	7,140	47,899,349

(1)	Square footage excludes store support centers, regional offices, distribution centers and the areas that hold the local mega hub and hub expanded assortment.

We have approximately 6.9 million square feet in distribution centers servicing our stores, of which approximately 2.0 million square feet is leased and the remainder is owned. We have 11 distribution centers located throughout the U.S., two in Mexico, and one in Brazil. Our primary store support center is located in Memphis, Tennessee, and consists of approximately 325,000 square feet. We also have three additional store support centers located in Monterrey, Mexico; Chihuahua, Mexico and Sao Paulo, Brazil. Our primary International Sourcing Office is located in Shanghai, China. The ALLDATA headquarters in Elk Grove, California is leased, and we also own or lease other properties which are not material individually or in the aggregate.

Item 3. Legal Proceedings

We are involved in various other legal proceedings incidental to the conduct of our business, including, but not limited to, claims and allegations related to wage and hour violations, unlawful termination, employment practices, product liability, privacy and cybersecurity, environmental matters, intellectual property rights or regulatory compliance. We do not currently believe that, either individually or in the aggregate, these matters will result in liabilities material to our financial condition, results of operations or cash flows.

Additionally, we are not involved in any environmental proceeding in which a governmental authority is a party, and such proceeding involves potential monetary sanctions that we reasonably believe will exceed an applied threshold of $1 million.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “AZO.” On October 16, 2023, there were 1,703 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.

We currently do not pay a dividend on our common stock. Any future payment of dividends would be dependent upon our financial condition, capital requirements, earnings and cash flow.

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. On June 14, 2023, the Board of Directors authorized the repurchase of an additional $2.0 billion of the Company’s common stock, bringing the total value of authorized share repurchases to $35.7 billion.

Shares of common stock repurchased by the Company during the quarter ended August 26, 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
May 7, 2023 to June 3, 2023	86,678	$2,560.49	86,678	$621,625,545
June 4, 2023 to July 1, 2023	94,541	2,416.71	94,541	2,393,147,061
July 2, 2023 to July 29, 2023	107,560	2,532.00	107,560	2,120,805,558
July 30, 2023 to August 26, 2023	114,620	2,499.71	114,620	1,834,288,894
Total	403,399	$2,501.93	403,399	$1,834,288,894

(1)	Average price per share includes excise tax assessed at one percent of the fair market value of net stock repurchases.

The Company also repurchased, at market value, an additional 4,886 and 7,611 shares in fiscal years 2022 and 2021, respectively, from employees electing to sell their stock under the Company’s Eighth Amended and Restated Employee Stock Purchase Plan (as amended from time to time, the “Employee Plan”), qualified under Section 423 of the Internal Revenue Code, under which all eligible employees may purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the Employee Plan, 5,183, 6,238 and 8,479 shares were sold to employees in fiscal 2023, 2022 and 2021, respectively. At August 26, 2023, 122,341 shares of common stock were reserved for future issuance under the Employee Plan.

Once executives have reached the maximum purchases under the Employee Plan, the Sixth Amended and Restated Executive Stock Purchase Plan (the “Executive Plan”) permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases by executives under the Executive Plan were 689, 709 and 997 shares in fiscal 2023, 2022 and 2021, respectively. At August 26, 2023, 232,966 shares of common stock were reserved for future issuance under the Executive Plan.

Stock Performance Graph

The graph below presents changes in the value of AutoZone’s stock as compared to Standard & Poor’s 500 Composite Index (“S&P 500”) and to Standard & Poor’s Retail Index (“S&P Retail Index”) for the five-year period beginning August 25, 2018 and ending August 26, 2023.

250%
200%
150%
100%
50%
0%
-50%
Aug-18
Aug-19
Aug-20
Aug-21
Aug-22
Aug-23
AutoZone
S&P 500
S&P Retail Index

Item 6. Reserved

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are the leading retailer and distributor of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at August 26, 2023, operated 6,300 stores in the U.S., 740 stores in Mexico and 100 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 26, 2023, in 5,682 of our domestic stores as well as the vast majority of our stores in Mexico and Brazil, we had a commercial sales program that provided commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts. We also sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. Additionally, we sell the ALLDATA brand of automotive diagnostic, repair, collision and shop management software through www.alldata.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services.

Executive Summary

For fiscal 2023, we achieved record net income of $2.5 billion, a 4.1% increase over the prior year, and sales growth of $1.2 billion, a 7.4% increase over the prior year. Our retail sales and commercial sales in our domestic and international markets grew this past year as we made progress on our initiatives aimed at improving our ability to say “Yes” to our customers more frequently.

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

One macroeconomic factor affecting our customers and our industry is gas prices. We believe fluctuations in gas prices impact our customers’ level of disposable income. With approximately 11 billion gallons of unleaded gas consumption each month across the U.S., each $1 increase at the pump reduces approximately $11 billion of additional spending capacity to consumers each month. Given the unpredictability of gas prices, we cannot predict whether gas prices will increase or decrease, nor can we predict how any future changes in gas prices will impact our sales in future periods.

We have also experienced continued pressure on average hourly wages in the U.S. during fiscal 2023. Some of this is attributed to regulatory changes in certain states and municipalities, while the larger portion is being driven by general market pressures and some specific actions taken recently by other retailers. The regulatory changes are expected to continue, as evidenced by the areas that have passed legislation to increase employees’ wages substantially over the next few years.

During fiscal 2023, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 85% of total sales categories continuing to comprise our largest set of categories. While we have not experienced any fundamental shifts in our category sales mix as compared to previous years, in our domestic stores we see a slight decrease in mix of sales of the discretionary category and a slight increase in the maintenance category compared to last year.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road.

Miles Driven

We believe as the number of miles driven increases, consumers’ vehicles are more likely to need service and maintenance, resulting in an increase in the need for automotive hard parts and maintenance items. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen certain time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including macroeconomic factors and the number of seven year old or older vehicles on the road. Since the beginning of the fiscal year and through July 2023 miles driven in the U.S. increased by 1.3% compared to the same period in the prior year based on the latest information available from the U.S. Department of Transportation.

Seven Year Old or Older Vehicles

As the number of seven year old or older vehicles on the road increases, we expect an increase in demand for the products we sell. We expect the aging vehicle population to continue to increase as consumers keep their cars longer in an effort to save money.

According to the U.S. Department of Transportation – Federal Highway Administration, vehicles are driven an average of approximately 13,500 miles each year. In seven years, the average miles driven equates to approximately 94,500 miles. Our experience is that at this point in a vehicle’s life, most vehicles are not covered by warranties and increased maintenance and repairs are needed to keep the vehicle operating.

According to the latest data provided by the Auto Care Association, as of January 1, 2023, the average age of light vehicles on the road was 12.5 years and these vehicles account for more than 40% of U.S. vehicles. The average age of light vehicles has exceeded 12 years since 2012.

Results of Operations

The following table highlights selected financial information over the past 5 years:

	Fiscal Year Ended August
(in thousands, except per share data, same store sales and selected operating data)	2023	2022	2021(1)	2020(1)	2019(2)(3)

Income Statement Data
Net sales	$17,457,209	$16,252,230	$14,629,585	$12,631,967	$11,863,743
Cost of sales, including warehouse and delivery expenses	8,386,787	7,779,580	6,911,800	5,861,214	5,498,742
Gross profit	9,070,422	8,472,650	7,717,785	6,770,753	6,365,001
Operating, selling, general and administrative expenses	5,596,436	5,201,921	4,773,258	4,353,074	4,148,864
Operating profit	3,473,986	3,270,729	2,944,527	2,417,679	2,216,137
Interest expense, net	306,372	191,638	195,337	201,165	184,804
Income before income taxes	3,167,614	3,079,091	2,749,190	2,216,514	2,031,333
Income tax expense(4)	639,188	649,487	578,876	483,542	414,112
Net income(4)	$2,528,426	$2,429,604	$2,170,314	$1,732,972	$1,617,221
Diluted earnings per share(4)	$132.36	$117.19	$95.19	$71.93	$63.43
Weighted average shares for diluted earnings per share(4)	19,103	20,733	22,799	24,093	25,498
Same Store Sales
Increase in domestic comparable store net sales(5)	3.4%	8.4%	13.6%	7.4%	3.0%
Increase in international comparable store net sales(5)	29.3%	19.1%	22.5%	(2.8)%	4.6%
Increase in international comparable store net sales (constant currency)(5)	17.5%	19.2%	20.7%	4.7%	7.2%
Increase in total company comparable store net sales(5)	5.6%	9.2%	14.3%	6.6%	3.2%
Increase in total company comparable store net sales (constant currency)(5)	4.6%	9.2%	14.1%	7.2%	3.4%
Balance Sheet Data
Current assets	$6,779,426	$6,627,984	$6,415,303	$6,811,872	$5,028,685
Operating lease right-of-use assets(6)	2,998,097	2,918,817	2,718,712	2,581,677	—
Working capital (deficit)(7)	(1,732,430)	(1,960,409)	(954,451)	528,781	(483,456)
Total assets	15,985,878	15,275,043	14,516,199	14,423,872	9,895,913
Current liabilities	8,511,856	8,588,393	7,369,754	6,283,091	5,512,141
Debt	7,668,549	6,122,092	5,269,820	5,513,371	5,206,344
Finance lease liabilities, less current portion(6)	200,702	217,428	186,122	155,855	123,659
Operating lease liabilities, less current portion(6)	2,917,046	2,837,973	2,632,842	2,501,560	—
Stockholders’ deficit	(4,349,894)	(3,538,913)	(1,797,536)	(877,977)	(1,713,851)
Selected Operating Data
Number of stores at beginning of year	6,943	6,767	6,549	6,411	6,202
New stores	198	177	219	138	209
Closed stores	1	1	1	—	—
Net new stores	197	176	218	138	209
Relocated stores	12	13	12	5	2
Number of stores at end of year	7,140	6,943	6,767	6,549	6,411
AutoZone domestic commercial programs	5,682	5,342	5,179	5,007	4,893
Total Company Store Data
Inventory per store (in thousands)	$807	$812	$686	$683	$674
Total AutoZone store square footage (in thousands)	47,899	46,435	45,057	43,502	42,526
Average square footage per AutoZone store	6,709	6,688	6,658	6,643	6,633
Increase in AutoZone store square footage	3.2%	3.1%	3.6%	2.3%	3.6%
Average net sales per AutoZone store (in thousands)	$2,435	$2,329	$2,160	$1,914	$1,847
Net sales per AutoZone store average square foot	$363	$349	$325	$288	$279
Total employees at end of year (in thousands)	119	112	105	100	96
Inventory turnover(8)	1.5x	1.5x	1.5x	1.3x	1.3x
Accounts payable to inventory ratio	124.9%	129.5%	129.6%	115.3%	112.6%
After-tax return on invested capital(9)	55.4%	52.9%	41.0%	35.7%	35.7%
Adjusted debt to EBITDAR(10)	2.3	2.1	2.0	2.4	2.5
Net cash provided by operating activities (in thousands)(4)	$2,940,788	$3,211,135	$3,518,543	$2,720,108	$2,128,513
Cash flow before share repurchases and changes in debt (in thousands)(11)	$2,156,026	$2,599,636	$3,048,841	$2,185,418	$1,758,672
Share repurchases (in thousands)(7)	$3,723,289	$4,359,991	$3,378,321	$930,903	$2,004,896
Number of shares repurchased (in thousands)(7)	1,524	2,220	2,592	826	2,182

(1) The 52 weeks ended August 28, 2021 and August 29, 2020 were negatively impacted by pandemic related expenses, including Emergency Time-Off of approximately $43.0 million (pre-tax) and $83.9 million (pre-tax), respectively.
(2)  The fiscal year ended August 31, 2019 consisted of 53 weeks.
(3)  Fiscal 2019 includes a benefit to net income related to the Tax Cuts and Jobs Act of $6.3 million, net of repatriation tax.
(4)  Fiscal 2023, 2022, 2021, 2020 and 2019 include excess tax benefits from stock option exercises of $92.2 million, $63.2 million, $56.4 million, $20.9 million, and $46.0 million, respectively.
(5)  The domestic and international comparable sales increases are based on sales for all AutoZone stores open at least one year. Constant currency same store sales exclude impacts from fluctuations of foreign exchange rates by converting both the current year and prior year international results at the prior year foreign currency exchange rate. Same store sales are computed on a 52-week basis. Relocated stores are included in the same store sales computation based on the year the original store was opened. Closed store sales are included in the same store sales computation up to the week it closes, and excluded from the computation for all periods subsequent to closing. All sales through our www.autozone.com website, including consumer direct ship-to-home sales, are also included in the computation.
(6) The Company adopted ASU 2016-02, Leases (Topic 842), beginning with its first quarter ended November 23, 2019 which resulted in the Company recognizing a right-of-use asset (“ROU asset”) and a corresponding lease liability on the balance sheet.
(7)	Inclusive of excise tax of $23.7 million for the year ended August 26, 2023. The excise tax is assessed at one percent of the fair market value of net stock repurchases after December 31, 2022. During the third quarter of fiscal 2020, the Company temporarily suspended share repurchases under the share repurchase program in response to the COVID-19 pandemic which was restarted beginning in the first quarter of fiscal 2021.
(8)	Inventory turnover is calculated as cost of sales divided by the average merchandise inventory balance over the trailing 5 quarters.
(9)	After-tax return on invested capital is defined as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize leases). For fiscal 2019, after-tax operating profit was adjusted for the impact of the average revaluation of deferred tax liabilities, net of repatriation tax. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(10)	Adjusted debt to EBITDAR is defined as the sum of total debt, finance lease obligations and annual rents times six; divided by net income plus interest, taxes, depreciation, amortization, rent and share-based compensation expense. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations
(11)	Cash flow before share repurchases and changes in debt is defined as the change in cash and cash equivalents less the change in debt plus treasury stock purchases. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal 2023 Compared with Fiscal 2022

For the fiscal year ended August 26, 2023, we reported net sales of $17.5 billion compared with $16.3 billion for the year ended August 27, 2022, a 7.4% increase from fiscal 2022. This growth was driven primarily by a domestic same store sales increase of 3.4% and net sales of $327.8 million from new domestic and international stores. Domestic commercial sales increased $368.0 million, or 8.7%, over domestic commercial sales for fiscal 2022. Same store sales, or sales for our domestic and international stores open at least one year, are as follows:

	Fiscal Year Ended August

		Constant Currency (1)		Constant Currency (1)
	2023	2023	2022	2022
Domestic	3.4%	3.4%	8.4%	8.4%
International	29.3%	17.5%	19.1%	19.2%
Total Company	5.6%	4.6%	9.2%	9.2%

(1)	Constant currency same store sales exclude impacts from fluctuations of foreign exchange rates by converting both the current year and prior year international results at the prior year foreign currency exchange rate.

At August 26, 2023, we operated 6,300 domestic stores, 740 in Mexico and 100 in Brazil, compared with 6,168 domestic stores, 703 in Mexico and 72 in Brazil at August 27, 2022. We reported a total auto parts segment (domestic, Mexico and Brazil) sales increase of 7.4% for fiscal 2023.

Gross profit for fiscal 2023 was $9.1 billion, or 52.0% of net sales, a 17 basis point decrease compared with $8.5 billion, or 52.1% of net sales for fiscal 2022. The deleverage in gross margin was impacted by a non-cash LIFO charge of $44.0 million in fiscal 2023 versus a $15.0 million charge in fiscal 2022.

Operating, selling, general and administrative expenses for fiscal 2023 increased to $5.6 billion, or 32.1% of net sales, from $5.2 billion, or 32.0% of net sales for fiscal 2022.

Interest expense, net for fiscal 2023 was $306.4 million compared with $191.6 million during fiscal 2022. Average borrowings for fiscal 2023 were $7.0 billion, compared with $5.8 billion for fiscal 2022. Weighted average borrowing rates were 3.78% and 3.29% for fiscal 2023 and 2022, respectively.

Our effective income tax rate was 20.2% and 21.1% of pre-tax income for fiscal 2023 and fiscal 2022, respectively. The benefit from stock options exercised in fiscal 2023 was $92.2 million compared to $63.2 million in fiscal 2022 (see “Note D – Income Taxes” in the Notes to Consolidated Financial Statements).

Net income for fiscal 2023 increased by 4.1% to $2.5 billion, and diluted earnings per share increased 12.9% to $132.36 from $117.19 in fiscal 2022. The impact on the fiscal 2023 diluted earnings per share from stock repurchases was an increase of $1.15.

Fiscal 2022 Compared with Fiscal 2021

A discussion of changes in our results of operations from fiscal 2022 to fiscal 2021 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended August 27, 2022, filed with the SEC on October 24, 2022, which is available free of charge on the SECs website at www.sec.gov and at www.autozone.com, by clicking “Investor Relations” located at the bottom of the page.

Quarterly Periods

Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consisted of 16 weeks in 2023, 2022 and 2021. Because the fourth quarter contains seasonally high sales volume and consists of 16 or 17 weeks, compared with 12 weeks for each of the first three quarters, our fourth quarter represents a disproportionate share of our annual net sales and net income. The fourth quarter of fiscal year 2023 represented 32.6% of annual sales and 34.2% of net income; the fourth quarter of fiscal year 2022 represented 32.9% of annual sales and 33.3%

of net income; and the fourth quarter of fiscal year 2021 represented 33.6% of annual sales and 36.2% of net income.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. Continued progress on our initiatives improved our operating performance for the fiscal year. We believe that our cash generated from operating activities, available cash reserves and available credit, supplemented with our long-term borrowings will provide ample liquidity to fund our operations while allowing us to make strategic investments to support growth initiatives and return excess cash to shareholders in the form of share repurchases. As of August 26, 2023, we held $277.1 million of cash and cash equivalents, as well as $2.2 billion in undrawn capacity on our revolving credit facility, without giving effect to commercial paper borrowings. We believe our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, repay our debt as it becomes due and fund our share repurchases over the short-term and long-term. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary.

Net cash provided by operating activities was $2.9 billion in 2023, $3.2 billion in 2022 and $3.5 billion in 2021. Cash flows from operations are below last year primarily due to unfavorable changes in accounts payable and accrued expenses.

Our net cash flows used in investing activities were $876.2 million, $648.1 million and $601.8 million in fiscal 2023, 2022 and 2021, respectively. The increase in net cash used in investing activities in fiscal 2023 was primarily due to an increase in capital expenditures. We invested $796.7 million, $672.4 million and $621.8 million in capital assets in fiscal 2023, 2022 and 2021, respectively. The increase in capital expenditures from fiscal 2022 to fiscal 2023 was primarily driven by our growth initiatives, including new stores, hub and mega hub expansion initiatives and supply chain projects. We had net new store openings of 197, 176 and 218 for fiscal 2023, 2022 and 2021, respectively. We invest a portion of our assets held by our wholly owned insurance captive in marketable debt securities. We purchased marketable debt securities of $66.9 million, $56.0 million and $63.7 million in fiscal 2023, 2022 and 2021, respectively. We had proceeds from the sale of marketable debt securities of $58.4 million, $53.9 million and $95.4 million in fiscal 2023, 2022 and 2021, respectively.

Net cash used in financing activities was $2.1 billion in fiscal 2023 and $3.5 billion in fiscal 2022 and fiscal 2021. The net cash used in financing activities reflected purchases of treasury stock, which totaled $3.7 billion, $4.4 billion and $3.4 billion for fiscal 2023, 2022 and 2021, respectively. The treasury stock purchases in fiscal 2023, 2022 and 2021 were primarily funded by cash flows from operations. During the year ended August 26, 2023, we repaid our $300 million 2.875% Senior Notes due January 2023 and our $500 million 3.125% Senior Notes due July 2023 and issued $1.8 billion of new debt compared to $750 million in 2022 and none in 2021. In fiscal years 2023 and 2022 the proceeds from the issuance of debt were used for general corporate purposes.

The Company had net proceeds from the issuance of commercial paper and short term borrowing of $606.2 million and $603.4 million during fiscal 2023 and fiscal 2022, respectively. We did not have any commercial paper or short-term borrowing activity during fiscal 2021.

During fiscal 2024, we expect to increase the investment in our business as compared to fiscal 2023. Our investments are expected to be directed primarily to our supply chain initiatives, which includes expanded hub and mega hubs, as well as distribution center expansions and new stores. The amount of investments in our new stores is impacted by different factors, including whether the building and land are purchased (requiring higher investment) or leased (generally lower investment) and whether such buildings are located in the U.S., Mexico or Brazil, or located in urban or rural areas.

During fiscal 2023, 2022 and 2021 our capital expenditures increased by approximately 18%, 8% and 36%, respectively. Fiscal 2021 capital expenditures increased due to delays in capital spending for the third and fourth quarter of fiscal 2020 related to the COVID-19 pandemic.

In addition to building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our vendors’ capacity to factor their receivables from us. Certain vendors participate in arrangements with financial institutions whereby they factor their AutoZone receivables, allowing them to receive early payment from the financial institution on our invoices at a discounted rate. The terms of these agreements are between the vendor and the financial institution. Upon request from the vendor, we confirm to the vendor’s financial institution the balances owed to the vendor, the due date and agree to waive any right of offset to the confirmed balances. A downgrade in our credit or changes in the financial markets may limit the financial institutions’ willingness to participate in these arrangements, which may result in the vendor wanting to renegotiate payment terms. A reduction in payment terms would increase the working capital required to fund future inventory investments. Extended payment terms from our vendors have allowed us to continue our high accounts payable to inventory ratio. We had an accounts payable to inventory ratio of 124.9% at August 26, 2023 and 129.5% at August 27, 2022.

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

Our cash balances are held in various locations around the world. As of August 26, 2023, and August 27, 2022, cash and cash equivalents of $108.5 million and $86.8 million, respectively, were held outside of the U.S. and were generally utilized to support the liquidity needs in our foreign operations.

For the fiscal year ended August 26, 2023, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP measure, was 55.4% as compared to 52.9% for the prior year. Adjusted ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Debt Facilities

On November 15, 2021, we amended and restated our existing revolving credit facility (as amended from time to time, the “Revolving Credit Agreement”) pursuant to which our borrowing capacity under the Revolving Credit Agreement was increased from $2.0 billion to $2.25 billion, and the maximum borrowing under the Revolving Credit Agreement may, at our option, subject to lenders approval, be increased from $2.25 billion to $3.25 billion. On November 15, 2022, we amended the Revolving Credit Agreement, extending the termination date by one year. As amended, the Revolving Credit Agreement will terminate, and all amounts borrowed will be due and payable, on November 15, 2027, but we may make one additional request to extend the termination date for an additional period of one year. Revolving borrowings under the Revolving Credit Agreement may be base rate loans, Term Secured Overnight Financing Rate (“SOFR”) loans, or a combination of both, at our election. The Revolving Credit Agreement includes (i) a $75 million sublimit for swingline loans, (ii) a $50 million individual issuer letter of credit sublimit and (iii) a $250 million aggregate sublimit for all letters of credit.

Under our Revolving Credit Agreement, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances.

As of August 26, 2023, we had no outstanding borrowings and $1.8 million of outstanding letters of credit under the Revolving Credit Agreement.

The Revolving Credit Agreement requires that our consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.5:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. Our consolidated interest coverage ratio as of August 26, 2023 was 6.3:1.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement and had an expiration in June 2022. On May 16, 2022, we amended and restated the letter of credit facility to, among other things, extend the facility through June 2025. As of August 26, 2023, we had $25 million in letters of credit outstanding under the letter of credit facility.

In addition to the outstanding letters of credit issued under the committed facility discussed above, we had $107.2 million in letters of credit outstanding as of August 26, 2023. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of August 26, 2023, the $1.2 billion of commercial paper borrowings and the $300 million 3.125% Senior Notes due April 2024 were classified as long-term in the Consolidated Balance Sheets as we have the current ability and intent to refinance them on a long-term basis through available capacity in our revolving credit facility. As of August 26, 2023, we had $2.2 billion of availability under our Revolving Credit Agreement, without giving effect to commercial paper borrowings, which would allow us to replace these short-term obligations with a long-term financing facility.

On July 17, 2023, we repaid the $500 million 3.125% Senior Notes due July 2023.

On January 17, 2023, we repaid the $300 million 2.875% Senior Notes due January 2023.

On January 18, 2022, we repaid the $500 million 3.700% Senior Notes due April 2022, which were callable at par in January 2022.

On March 15, 2021, we repaid the $250 million 2.500% Senior Notes due April 2021, which were callable at par in March 2021.

On July 21, 2023, we issued $450 million in 5.050% Senior Notes due July 2026 and $300 million in 5.200% Senior Notes due August 2033 under our automatic shelf registration statement on Form S-3, filed with the SEC on July 19, 2022 (File No. 333-266209) (the “2022 Shelf Registration Statement”). The 2022 Shelf Registration Statement allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store or distribution center openings, stock repurchases and acquisitions. Proceeds from the debt issuance were used for general corporate purposes.

On January 27, 2023 we issued $450 million in 4.500% Senior Notes due February 2028 and $550 million in 4.750% Senior Notes due February 2033 under the 2022 Shelf Registration Statement. Proceeds from the debt issuance were used to repay a portion of the Company’s outstanding commercial paper borrowings and for other general corporate purposes.

On August 1, 2022, we issued $750 million in 4.750% Senior Notes due August 2032 under the 2022 Shelf Registration Statement. Proceeds from the debt issuance were used for general corporate purposes.

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

As of August 26, 2023, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

For the fiscal year ended August 26, 2023, our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.3:1 as compared to 2.1:1 as of the comparable prior year end. We calculate adjusted debt as the sum of total debt, finance lease liabilities and rent times six; and we calculate adjusted EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based compensation expense to net income. We target our debt levels to a specified ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings and believe this is important information for the management of our debt levels.

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

Stock Repurchases

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors (the “Board”). The Board voted to increase the repurchase authorization by $1.5 billion on October 5, 2021, $1.5 billion on December 15, 2021, $2.0 billion on March 22, 2022, $2.5 billion on October 4, 2022 and $2.0 billion on June 14, 2023, bringing the total authorization to $35.7 billion. From January 1998 to August 26, 2023, we have repurchased a total of 154.0 million shares at an aggregate cost of $33.8 billion. We repurchased 1.5 million, 2.2 million and 2.6 million shares of common stock at an aggregate cost of $3.7 billion (inclusive of excise tax of $23.7 million), $4.4 billion and $3.4 billion during fiscal 2023, 2022 and 2021, respectively. The excise tax is assessed at one percent of the fair market value of net stock repurchases after December 31, 2022. Considering cumulative repurchases as of August 26, 2023 we had $1.8 billion remaining under the Board’s authorization to repurchase our common stock. We will continue to evaluate current and expected business conditions and adjust the level of share repurchases under our share repurchase program in a manner that is consistent with our capital allocation strategy or as we otherwise deem appropriate.

Cash flow before share repurchases and changes in debt was $2.2 billion, $2.6 billion and $3.0 billion for the fiscal year ended August 26, 2023, August 27, 2022 and August 28, 2021, respectively. Cash flow before share repurchases and changes in debt is calculated as the net increase or decrease in cash and cash equivalents less net increases or decreases in debt (excluding deferred financing costs) plus share repurchases. We use cash flow before share repurchases and changes in debt to calculate the cash flows remaining and available. We believe this is important information regarding our allocation of available capital where we prioritize investments in the business and utilize the remaining funds to repurchase shares, while maintaining debt levels that support our investment grade credit ratings. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Subsequent to August 26, 2023 and through October 16, 2023, we have repurchased 200,303 shares of common stock at an aggregate cost of $512.4 million. Considering the cumulative repurchases through October 16, 2023, we have $1.3 billion remaining under the Board’s authorization to repurchase its common stock.

Financial Commitments

The following table shows our significant contractual obligations as of August 26, 2023:

	Total	Payment Due by Period
	Contractual	Less than	Between	Between	Over
(in thousands)	Obligations	1 year	1‑3 years	3‑5 years	5 years

Debt(1)	$7,709,600	$1,509,600	$1,750,000	$1,050,000	$3,400,000
Interest payments(2)	1,468,738	252,600	455,325	321,125	439,688
Operating leases(3)	4,097,510	372,849	781,663	682,165	2,260,833
Finance leases(3)	319,186	88,284	143,106	44,568	43,228
Self-insurance reserves(4)	279,407	96,795	95,288	38,757	48,567
Construction commitments	198,926	198,926	—	—	—
Other(5)	9,326	9,326	—	—	—
	$14,082,693	$2,528,380	$3,225,382	$2,136,615	$6,192,316

(1)	Debt balances represent principal maturities, excluding interest, discounts, and debt issuance costs.
(2)	Represents obligations for interest payments on long-term debt.
(3)	Operating and finance lease obligations include related interest in accordance with ASU 2016-02, Leases (Topic 842).
(4)	Self-insurance reserves reflect estimates based on actuarial calculations and are presented net of insurance receivables. Although these obligations do not have scheduled maturities, the timing of future payments are predictable based upon historical patterns. Accordingly, we reflect the net present value of these obligations in our Consolidated Balance Sheets.
(5)	Represents commitments to make additional capital contributions to certain tax credit equity investments upon achievement of project milestones.

Our tax liability for uncertain tax positions, including interest and penalties, was $51.0 million at August 26, 2023. Approximately $11.2 million is classified as current liabilities and $39.8 million is classified as long-term liabilities. We did not reflect these obligations in the table above as we are unable to make an estimate of the timing of payments of the long-term liabilities due to uncertainties in the timing and amounts of the settlement of these tax positions.

Off-Balance Sheet Arrangements

The following table reflects outstanding letters of credit and surety bonds as of August 26, 2023:

Total
Other
(in thousands)	Commitments

Standby letters of credit	$133,953
Surety bonds	43,076
$177,029

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

Reconciliation of Non-GAAP Financial Measure: Cash Flow Before Share Repurchases and Changes in Debt

The following table reconciles net increase (decrease) in cash and cash equivalents to cash flow before share repurchases and changes in debt, which is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands)	2023	2022	2021	2020	2019

Net cash provided by/(used in):
Operating activities	$2,940,788	$3,211,135	$3,518,543	$2,720,108	$2,128,513
Investing activities	(876,178)	(648,099)	(601,778)	(497,875)	(491,846)
Financing activities	(2,060,082)	(3,470,497)	(3,500,417)	(643,636)	(1,674,088)
Effect of exchange rate changes on cash	8,146	506	4,172	(4,082)	(4,103)
Net (decrease)/increase in cash and cash equivalents	12,674	(906,955)	(579,480)	1,574,515	(41,524)
Less: increase/(decrease) in debt, excluding deferred financing costs	1,556,200	853,400	(250,000)	320,000	204,700
Plus: Share repurchases	3,699,552	4,359,991	3,378,321	930,903(1)	2,004,896
Cash flow before share repurchases and changes in debt	$2,156,026	$2,599,636	$3,048,841	$2,185,418	$1,758,672

(1)	During the third quarter of fiscal 2020, the Company temporarily suspended share repurchases under the share repurchase program in response to the COVID-19 pandemic.

Reconciliation of Non-GAAP Financial Measure: Adjusted After-tax ROIC

The following table calculates the percentage of ROIC. ROIC is calculated as after-tax operating profit (excluding rent) divided by invested capital (which includes a factor to capitalize operating leases). The ROIC percentages are presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands, except percentage)	2023	2022	2021	2020	2019(1)

Net income	$2,528,426	$2,429,604	$2,170,314	$1,732,972	$1,617,221
Adjustments:
Interest expense	306,372	191,638	195,337	201,165	184,804
Rent expense(2)	406,398	373,278	345,380	329,783	332,726
Tax effect(3)	(143,980)	(119,197)	(114,091)	(115,747)	(105,576)
Deferred tax liabilities, net of repatriation tax(4)	—	—	—	—	(6,340)
Adjusted after-tax return	$3,097,216	$2,875,323	$2,596,940	$2,148,173	$2,022,835

Average debt(5)	$6,900,354	$5,712,301	$5,416,471	$5,375,356	$5,126,286
Average stockholders’ deficit(5)	(4,042,495)	(2,797,181)	(1,397,892)	(1,542,355)	(1,615,339)
Add: Rent x 6(2)(6)	2,438,388	2,239,668	2,072,280	1,978,696	1,996,358
Average finance lease liabilities(5)	296,599	284,453	237,267	203,998	162,591
Invested capital	$5,592,846	$5,439,241	$6,328,126	$6,015,695	$5,669,896

Adjusted after-tax ROIC	55.4%	52.9%	41.0%	35.7%	35.7%

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

	Fiscal Year Ended August
(in thousands, except ratio)	2023	2022	2021	2020	2019(1)

Net income	$2,528,426	$2,429,604	$2,170,314	$1,732,972	$1,617,221
Add: Interest expense	306,372	191,638	195,337	201,165	184,804
Income tax expense	639,188	649,487	578,876	483,542	414,112
EBIT	3,473,986	3,270,729	2,944,527	2,417,679	2,216,137
Add: Depreciation and amortization expense	497,577	442,223	407,683	397,466	369,957
Rent expense(2)	406,398	373,278	345,380	329,783	332,726
Share-based expense	93,087	70,612	56,112	44,835	43,255
EBITDAR	$4,471,048	$4,156,842	$3,753,702	$3,189,763	$2,962,075

Debt	$7,668,549	$6,122,092	$5,269,820	$5,513,371	$5,206,344
Financing lease liabilities	287,618	310,305	276,054	223,353	179,905
Add: Rent x 6(2)(6)	2,438,388	2,239,668	2,072,280	1,978,696	1,996,358
Adjusted debt	$10,394,555	$8,672,065	$7,618,154	$7,715,420	$7,382,607
Adjusted debt to EBITDAR	2.3	2.1	2.0	2.4	2.5

(1)	The fiscal year ended August 31, 2019 consisted of 53 weeks.
(2)	Effective September 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), the new lease accounting standard that required the Company to recognize operating lease assets and liabilities in the balance sheet. The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the 52 weeks ended, August 26, 2023, August 27, 2022 and August 28, 2021.

	For the year ended
(in thousands)	August 26, 2023	August 27, 2022	August 28, 2021	August 29, 2020

Total lease cost, per ASC 842	$524,283	$470,563	$427,443	$415,505
Less: Finance lease interest and amortization	(86,521)	(69,564)	(56,334)	(60,275)
Less: Variable operating lease components, related to insurance and common area maintenance	(31,364)	(27,721)	(25,729)	(25,447)
Rent expense	$406,398	$373,278	$345,380	$329,783

(3)	For fiscal 2023, 2022, 2021 and 2020, the effective tax rate was 20.2%, 21.1%, 21.1% and 21.8%, respectively.
(4)	For fiscal 2019 after-tax operating profit was adjusted for the impact of the revaluation of deferred tax liabilities, net of repatriation tax.
(5)	All averages are computed based on trailing five quarters.
(6)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.

Recent Accounting Pronouncements

See Note A of the Notes to Consolidated Financial Statements for a discussion on recent accounting pronouncements.

Critical Accounting Policies and Estimates

Preparation of our Consolidated Financial Statements requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements, reported amounts of revenues and expenses during the reporting period and related disclosures of contingent liabilities. In the Notes to our Consolidated Financial Statements, we describe our significant accounting policies used in preparing the Consolidated Financial Statements. Our policies are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ under different assumptions or conditions. Our senior management has identified self-insurance reserves as a critical accounting estimate that is materially impacted by assumptions while income taxes and valuation allowances have been identified as critical accounting policies. These policies have been discussed with the Audit Committee of our Board. The following items in our Consolidated Financial Statements represent our critical accounting policies and estimates by management:

Self-Insurance Reserves

We retain a significant portion of the risks associated with workers’ compensation, general, product liability, property and vehicle liability; and we obtain third party insurance to limit the exposure related to certain of these risks. Our self-insurance reserve estimates totaled $268.8 million at August 26, 2023, and $264.3 million at August 27, 2022. Where estimates are possible, losses covered by insurance are recognized on a gross basis with a corresponding insurance receivable.

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

Management believes that the various assumptions developed and actuarial methods used to determine our self- insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management, and as a result these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about healthcare costs, the severity of accidents and the incidence of illness, the average size of claims and other factors could cause actual claim costs to vary from our assumptions and estimates, causing our reserves to be overstated or understated. A 10% change in our self-insurance liability would have affected net income by approximately $19.3 million for fiscal 2023.

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

If the discount rate used to calculate the present value of these reserves changed by 25 basis points, net income would have been affected by approximately $1.1 million for fiscal 2023.

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

We regularly review our tax reserves for these items and assess the adequacy of the amount we have recorded. As of August 26, 2023, we had approximately $51.0 million reserved for uncertain tax positions.

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

Vendor Allowances

We receive various payments and allowances from our vendors through a variety of programs and arrangements, including allowances for warranties, advertising and general promotion of vendor products. Vendor allowances are treated as a reduction of the cost of inventory, unless they are provided as a reimbursement of specific, incremental, identifiable costs incurred by the Company in selling the vendor’s products. Approximately 88% of the vendor funds received during fiscal 2023 were recorded as a reduction of the cost of inventories and recognized as a reduction to cost of sales as these inventories are sold.

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

We have historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. We reflect the current fair value of all interest rate hedge instruments as a component of either other current assets or accrued expenses and other. Our interest rate hedge instruments are designated as cash flow hedges. As of August 26, 2023 and August 27, 2022, no such interest rate swaps were outstanding.

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

The fair value of our debt was estimated at $7.3 billion as of August 26, 2023, and $5.9 billion as of August 27, 2022, based on the quoted market prices for the same or similar debt issues or on the current rates available to us for debt having the same remaining maturities. Such fair value is less than the carrying value of debt by $406.6 million and $182.8 million at August 26, 2023 and August 27, 2022, respectively, which reflects its face amount, adjusted for any unamortized debt issuance costs and discounts.

We had $1.2 billion in variable rate debt outstanding at August 26, 2023 and $603.4 million in August 27, 2022.

We had outstanding fixed rate debt of $6.5 billion, net of unamortized debt issuance costs of $41.1 million, at August 26, 2023, and $5.5 billion, net of unamortized debt issuance costs of $31.3 million, at August 27, 2022. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by approximately $264.7 million at August 26, 2023.

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

We view our investments in Mexican subsidiaries as long-term. As a result, we generally do not hedge these net investments. The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the year-end exchange rates was $409.8 million at August 26, 2023 and $270.2 million at August 27, 2022. The year-end exchange rates with respect to the Mexican peso increased by 15.7% with respect to the U.S. dollar during fiscal 2023 and decreased by less than 1.0% with respect to the U.S. dollar during fiscal 2022. The potential loss in value of our net assets in the Mexican subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at August 26, 2023 and August 27, 2022, would have been approximately $37.3 million and approximately $24.6 million, respectively. Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the foreign currency translation component of Accumulated Other Comprehensive Loss, unless the Mexican subsidiaries are sold or otherwise disposed. A hypothetical 10 percent adverse change in average exchange rates would not have a material impact on our results of operations.

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of August 26, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of August 26, 2023.

Our independent registered public accounting firm, Ernst & Young LLP (PCAOB ID: 42), audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting as of August 26, 2023 is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AutoZone, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AutoZone, Inc.’s internal control over financial reporting as of August 26, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AutoZone, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 26, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 26, 2023 and August 27, 2022, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended August 26, 2023, and the related notes and our report dated October 24, 2023 expressed an unqualified opinion thereon.

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

October 24, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AutoZone, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AutoZone, Inc. (the Company) as of August 26, 2023 and August 27, 2022, the related consolidated statements of income, comprehensive income, stockholders' deficit, and cash flows for each of the three years in the period ended August 26, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 26, 2023 and August 27, 2022, and the results of its operations and its cash flows for each of the three years in the period ended August 26, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 26, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 24, 2023, expressed an unqualified opinion thereon.

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

At August 26, 2023, the Company’s self-insurance reserve estimate was $268.8 million. As more fully described in Note A of the consolidated financial statements, the Company retains a significant portion of the risks associated with workers’ compensation, general liability, product liability, property and vehicle insurance. Accordingly, the Company utilizes various methods, including analyses of historical trends and actuarial methods, to estimate the costs of these risks.

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

Memphis, Tennessee

October 24, 2023

AutoZone, Inc. Consolidated Statements of Income

	Year Ended
	August 26,	August 27,	August 28,
(in thousands, except per share data)	2023	2022	2021

Net sales	$17,457,209	$16,252,230	$14,629,585
Cost of sales, including warehouse and delivery expenses	8,386,787	7,779,580	6,911,800
Gross profit	9,070,422	8,472,650	7,717,785
Operating, selling, general and administrative expenses	5,596,436	5,201,921	4,773,258
Operating profit	3,473,986	3,270,729	2,944,527
Interest expense, net	306,372	191,638	195,337
Income before income taxes	3,167,614	3,079,091	2,749,190
Income tax expense	639,188	649,487	578,876
Net income	$2,528,426	$2,429,604	$2,170,314

Weighted average shares for basic earnings per share	18,510	20,107	22,237
Effect of dilutive stock equivalents	593	626	562
Weighted average shares for diluted earnings per share	19,103	20,733	22,799

Basic earnings per share	$136.60	$120.83	$97.60
Diluted earnings per share	$132.36	$117.19	$95.19

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Statements of Comprehensive Income

	Year Ended
	August 26,	August 27,	August 28,
(in thousands)	2023	2022	2021

Net income	$2,528,426	$2,429,604	$2,170,314
Other comprehensive income:
Foreign currency translation adjustments	103,633	7,448	44,683
Unrealized gains (losses) on marketable debt securities, net of taxes	320	(2,760)	(1,256)
Net derivative activities, net of taxes	5,747	2,762	2,839
Total other comprehensive income	109,700	7,450	46,266
Comprehensive income	$2,638,126	$2,437,054	$2,216,580

(1)

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Balance Sheets

	August 26,	August 27,
(in thousands)	2023	2022

Assets
Current assets:
Cash and cash equivalents	$277,054	$264,380
Accounts receivable	520,385	504,886
Merchandise inventories	5,764,143	5,638,004
Other current assets	217,844	220,714
Total current assets	6,779,426	6,627,984

Property and equipment:
Land	1,367,391	1,299,981
Buildings and improvements	4,860,216	4,486,676
Equipment	2,972,879	2,650,831
Leasehold improvements	831,508	724,095
Construction in progress	305,896	291,588
Property and equipment	10,337,890	9,453,171
Less: Accumulated depreciation and amortization	(4,741,342)	(4,282,752)
	5,596,548	5,170,419

Operating lease right-of-use assets	2,998,097	2,918,817
Goodwill	302,645	302,645
Deferred income taxes	86,002	52,047
Other long-term assets	223,160	203,131
Total long-term assets	3,609,904	3,476,640
Total assets	$15,985,878	$15,275,043

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,201,281	$7,301,347
Current portion of operating lease liabilities	257,256	243,407
Accrued expenses and other	1,000,841	1,008,701
Income taxes payable	52,478	34,938
Total current liabilities	8,511,856	8,588,393

Long-term debt	7,668,549	6,122,092
Operating lease liabilities, less current portion	2,917,046	2,837,973
Deferred income taxes	536,278	533,884
Other long-term liabilities	702,043	731,614

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 18,936 shares issued and 17,857 shares outstanding as of August 26, 2023; 20,732 shares issued and 19,126 shares outstanding as of August 27, 2022	189	207
Additional paid-in capital	1,484,992	1,354,252
Retained deficit	(2,959,278)	(1,330,067)
Accumulated other comprehensive loss	(190,836)	(300,536)
Treasury stock, at cost	(2,684,961)	(3,262,769)
Total stockholders’ deficit	(4,349,894)	(3,538,913)
Total liabilities and stockholders' deficit	$15,985,878	$15,275,043

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Statements of Cash Flows

	Year Ended
	August 26,	August 27,	August 28,
(in thousands)	2023	2022	2021

Cash flows from operating activities:
Net income	$2,528,426	$2,429,604	$2,170,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	497,577	442,223	407,683
Other non-cash charges	44,000	15,000	—
Amortization of debt origination fees	9,264	11,276	12,858
Deferred income taxes	(25,707)	185,594	(34,432)
Share-based compensation expense	93,087	70,612	56,112
Changes in operating assets and liabilities:
Accounts receivable	(6,674)	(125,732)	(11,039)
Merchandise inventories	(89,180)	(1,005,686)	(138,517)
Accounts payable and accrued expenses	(183,679)	1,224,692	1,029,912
Income taxes	92,832	(10,517)	29,467
Other, net	(19,158)	(25,931)	(3,815)
Net cash provided by operating activities	2,940,788	3,211,135	3,518,543

Cash flows from investing activities:
Capital expenditures	(796,657)	(672,391)	(621,767)
Purchase of marketable debt securities	(66,917)	(56,040)	(63,676)
Proceeds from sale of marketable debt securities	58,357	53,882	95,393
Investment in tax credit equity investments	(98,003)	(31,537)	(41,712)
Proceeds from disposal of capital assets and other, net	27,042	57,987	29,984
Net cash used in investing activities	(876,178)	(648,099)	(601,778)

Cash flows from financing activities:
Net proceeds from commercial paper	606,200	603,400	—
Proceeds from issuance of debt	1,750,000	750,000	—
Repayment of debt	(800,000)	(500,000)	(250,000)
Net proceeds from sale of common stock	182,494	113,934	187,757
Purchase of treasury stock	(3,699,552)	(4,359,991)	(3,378,321)
Repayment of principal portion of finance lease liabilities	(81,055)	(67,182)	(59,853)
Other, net	(18,169)	(10,658)	—
Net cash used in financing activities	(2,060,082)	(3,470,497)	(3,500,417)

Effect of exchange rate changes on cash	8,146	506	4,172

Net increase/(decrease) in cash and cash equivalents	12,674	(906,955)	(579,480)
Cash and cash equivalents at beginning of period	264,380	1,171,335	1,750,815
Cash and cash equivalents at end of period	$277,054	$264,380	$1,171,335

Supplemental cash flow information:
Interest paid, net of interest cost capitalized	$260,866	$178,561	$187,948
Income taxes paid	$570,250	$461,232	$574,854
Leased assets obtained in exchange for new finance lease liabilities	$58,316	$100,711	$112,095
Leased assets obtained in exchange for new operating lease liabilities	$428,150	$527,966	$444,626

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Statements of Stockholders’ Deficit

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 29, 2020	23,697	$237	$1,283,495	$(1,450,970)	$(354,252)	$(356,487)	$(877,977)
Net income	—	—	—	2,170,314	—	—	2,170,314
Total other comprehensive income	—	—	—	—	46,266	—	46,266
Purchase of 2,592 shares of treasury stock	—	—	—	—	—	(3,378,321)	(3,378,321)
Retirement of treasury shares	(1,044)	(10)	(60,005)	(1,139,173)	—	1,199,188	—
Issuance of common stock under stock options and stock purchase plans	354	3	187,754	—	—	—	187,757
Share-based compensation expense	—	—	54,425	—	—	—	54,425
Balance at August 28, 2021	23,007	230	1,465,669	(419,829)	(307,986)	(2,535,620)	(1,797,536)
Net income	—	—	—	2,429,604	—	—	2,429,604
Total other comprehensive income	—	—	—	—	7,450	—	7,450
Purchase of 2,220 shares of treasury stock	—	—	—	—	—	(4,359,991)	(4,359,991)
Retirement of treasury shares	(2,484)	(25)	(292,975)	(3,339,842)	—	3,632,842	—
Issuance of common stock under stock options and stock purchase plans	209	2	113,932	—	—	—	113,934
Share-based compensation expense	—	—	67,626	—	—	—	67,626
Balance at August 27, 2022	20,732	207	1,354,252	(1,330,067)	(300,536)	(3,262,769)	(3,538,913)
Net income	—	—	—	2,528,426	—	—	2,528,426
Total other comprehensive income	—	—	—	—	109,700	—	109,700
Purchase of 1,524 shares of treasury stock(1)	—	—	—	—	—	(3,723,289)	(3,723,289)
Retirement of treasury shares	(2,051)	(20)	(143,440)	(4,157,637)	—	4,301,097	—
Issuance of common stock under stock options and stock purchase plans	255	2	182,492	—	—	—	182,494
Share-based compensation expense	—	—	91,688	—	—	—	91,688
Balance at August 26, 2023	18,936	$189	$1,484,992	$(2,959,278)	$(190,836)	$(2,684,961)	$(4,349,894)

(1)	Inclusive of excise tax of $23.7 million for the year ended August 26, 2023. The excise tax is assessed at one percent of the fair market value of net stock repurchases after December 31, 2022.

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

Business: AutoZone, Inc. (“AutoZone” or the “Company”) is the leading retailer and distributor of automotive replacement parts and accessories in the Americas. At the end of fiscal 2023, the Company operated 6,300 stores in the U.S., 740 stores in Mexico and 100 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At the end of fiscal 2023, in 5,682 of the domestic stores as well as the vast majority of our stores in Mexico and Brazil, we had a commercial sales program that provided commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts. The Company also sells automotive hard parts, maintenance items, accessories, and non-automotive products through www.autozone.com, and its commercial customers can make purchases through www.autozonepro.com.Additionally, the Company sells the ALLDATA brand automotive diagnostic, repair, collision and shop management software through www.alldata.com. The Company also provides product information on its Duralast branded products through www.duralastparts.com. The Company does not derive revenue from automotive repair or installation services.

Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks ending on the last Saturday in August. Fiscal 2023, 2022 and 2021 represented 52 weeks.

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

The Company considers its investment in these tax credit funds as an investment in a variable interest entity (“VIE”). The Company evaluates the investment in any VIE to determine whether it is the primary beneficiary. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. As of August 26, 2023, the Company held tax credit equity investments that were deemed to be VIE’s and determined that it was not the primary beneficiary of the entities, as it did not have the power to direct the activities that most significantly impacted the entity and accounted for this investment using the equity method. The Company’s maximum exposure to losses is generally limited to its net investment, which was $29.6 million as of August 26, 2023 and $14.1 million as of August 27, 2022 and was included within the Other long-term assets caption in the accompanying Consolidated Balance Sheets. As of August 26, 2023, the Company had commitments to make certain additional capital contributions to one of its tax credit funds totaling $9.3 million.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash equivalents consist of investments with original maturities of 90 days or less. Cash equivalents include proceeds due from credit and debit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash and cash equivalents were $88.6 million at August 26, 2023 and $78.4 million at August 27, 2022.

Cash balances are held in various locations around the world. Cash and cash equivalents of $108.5 million and $86.8 million were held outside of the U.S. as of August 26, 2023, and August 27, 2022, respectively, and were generally utilized to support the liquidity needs in foreign operations.

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

Receivables are presented net of an allowance for credit losses. Allowances for expected credit losses are determined based on historical experience, the current economic environment, our expectations of future economic conditions and the current evaluation of the composition of accounts receivable. The Company will apply adjustments for specific factors and current economic conditions as needed at each reporting date. The Company’s allowance for credit losses is included in “Accounts receivable” on the accompanying Consolidated Balance Sheets as of August 26, 2023 and August 27, 2022. The balance of the allowance for credit losses was $7.7 million at August 26, 2023, and $9.5 million at August 27, 2022.

Vendor Receivables: The Company’s vendor receivables primarily consist of balances arising from its vendors through a variety of programs and arrangements, including rebates, allowances, promotional funds and reimbursement of specific, incremental, identifiable costs incurred by the Company in selling the vendors’ products. The amounts to be received are prescribed by the terms of the vendor agreements and therefore collection of such amounts is generally not at risk. The Company regularly reviews vendor receivables for collectability and assesses the need for an allowance for credit losses based on an evaluation of the vendors’ financial positions and corresponding abilities to meet financial obligations. Management does not believe there is a reasonable likelihood that the Company will be unable to collect the receivables from vendors and did not record a reserve for expected credit losses from vendors in the Consolidated Financial Statements as of August 26, 2023 and August 27, 2022.

Merchandise Inventories: Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or market for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. Due to recent price inflation on the Company’s merchandise purchases, primarily driven by increased freight costs, the Company’s LIFO credit reserve balance was $59.0 million at August 26, 2023 and $15.0 million at August 27, 2022. Increases to the Company’s LIFO credit reserve balance are recorded as a non-cash charge to cost of sales and decreases are recorded as a non-cash benefit to cost of sales.

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

Goodwill: The cost in excess of fair value of identifiable net assets of businesses acquired is recorded as goodwill. Goodwill has not been amortized since fiscal 2001, but an analysis is performed at least annually to compare the fair value of the reporting unit to the carrying amount to determine if any impairment exists. The Company had approximately $302.6 million of goodwill, which is allocated to the Auto Parts Stores operating segment at August 26, 2023 and August 27, 2022. The Company performs its annual impairment assessment in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. In the fourth quarter of fiscal 2023 and 2022, the Company concluded its remaining goodwill was not impaired.

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

Self-Insurance Reserves: The Company retains a significant portion of the risks associated with workers’ compensation, general liability, product liability, property and vehicle insurance. The Company obtains third party insurance to limit the exposure related to certain of these risks. The reserve for the Company’s liability associated with these risks totaled $268.8 million and $264.3 million at August 26, 2023 and August 27, 2022, respectively.

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

Leases: The Company leases certain retail stores, distribution centers and vehicles under various non-callable leases. Leases are recorded on their commencement date, which is the date the Company takes possession or control of the underlying asset. Most of the Company’s leases are operating leases; however, certain land and vehicles are leased under finance leases. The leases have varying terms and expire at various dates through 2046. Retail leases typically have initial terms between one and 20 years, with one to six optional renewal periods of one to five years each. Finance leases for vehicles typically have original terms between one and five years, and finance leases for real estate typically have terms of 20 or more years. The Company subleases certain properties that are not used in its operations. Sublease income was not significant for the periods presented.

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

Revenue Recognition: The Company’s primary source of revenue is derived from the sale of automotive aftermarket parts and merchandise to its retail and commercial customers. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, in an amount representing the consideration the Company expects to receive in exchange for selling products to its customers. Shipping and handling activities are considered activities to fulfill the order, and therefore are not evaluated as a separate performance obligation. Sales are recorded net of variable consideration in the period incurred, including discounts, sales incentives and rebates, sales taxes and estimated sales returns. Sales returns are based on historical return rates. The Company may enter into contracts that include multiple combinations of products and services, which are accounted for as separate performance obligations and do not require significant judgment.

The Company’s performance obligations are typically satisfied when the customer takes possession of the merchandise. Revenue from retail customers is recognized when the customer leaves our store with the purchased products, typically at the point of sale or for E-commerce orders when the product is shipped. Revenue from commercial customers is recognized upon delivery, typically same-day. Payment from retail customers is at the point of sale and payment terms for commercial customers are based on the Company’s pre-established credit requirements and generally range from 1 to 30 days. Discounts, sales incentives and rebates are treated as separate performance obligations, and revenue allocated to these performance obligations is recognized as the obligations to the customer are satisfied. Additionally, the Company estimates and records gift card breakage as redemptions occur. The Company offers diagnostic, repair, collision and shop management information software used in the automotive repair industry through ALLDATA. This revenue is recognized as services are provided. Revenue from these services is recognized over the life of the contract.

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

There were no material contract assets, liabilities or deferred costs recorded on the Consolidated Balance Sheet as of August 26, 2023 and August 27, 2022. Revenue related to unfulfilled performance obligations as of August 26, 2023 and August 27, 2022 is not significant. (Refer to “Note P – Segment Reporting” for additional information related to revenue recognized during the period.)

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

The Company expenses advertising costs as incurred. Advertising expense, net of vendor promotional funds, was $99.5 million in fiscal 2023, $97.1 million in fiscal 2022 and $85.9 million in fiscal 2021. Vendor promotional funds, which reduced advertising expense, amounted to $62.4 million in fiscal 2023, $52.1 million in fiscal 2022 and $53.2 million in fiscal 2021.

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

Earnings per Share: Basic earnings per share is based on the weighted average outstanding common shares. Diluted earnings per share is based on the weighted average outstanding common shares adjusted for the effect of common stock equivalents, which are primarily stock options. There were 140,071, 142,887 and 171,652 stock options excluded for the year ended August 26, 2023, August 27, 2022 and August 28, 2021, respectively, because they would have been anti-dilutive.

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

Risk and Uncertainties: In fiscal 2023, one class of similar products accounted for approximately 14 percent of the Company’s total revenues. No other class of similar products accounted for 10 percent or more of total revenues, and no individual vendor provided more than 10 percent of total purchases.

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

Recently Issued Accounting Pronouncements:

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

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $93.1 million, $70.6 million and $56.1 million for fiscal 2023, 2022 and 2021, respectively.

General terms and methods of valuation for the Company’s share-based awards are as follows:

Stock Options

The Company grants options to purchase common stock to certain of its employees under the 2020 Omnibus Plan at prices equal to the market value of the stock on the date of grant. Options have a term of ten years from grant date. Employee options generally vest in equal annual installments on the first, second, third and fourth anniversaries of the grant date and generally have 90 days after the service relationship ends, or one year after death, to exercise all vested options, unless retirement provisions are met. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date.

The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The following table presents the weighted average for key assumptions used in determining the fair value of options granted and the related share-based compensation expense:

	Year Ended
	August 26,	August 27,	August 28,
	2023	2022	2021

Expected price volatility	29%	28%	28%
Risk-free interest rate	3.8%	1.1%	0.4%
Weighted average expected lives (in years)	5.5	5.6	5.6
Forfeiture rate	10%	10%	10%
Dividend yield	0%	0%	0%

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

The weighted average grant date fair value per share of options granted was $764.68, $463.45 and $304.31 during fiscal 2023, 2022 and 2021, respectively. The intrinsic value of options exercised was $424.6 million, $282.7 million and $280.1 million in fiscal 2023, 2022 and 2021, respectively. The total fair value of options vested was $47.9 million, $39.3 million and $44.7 million in fiscal 2023, 2022 and 2021, respectively.

The Company generally issues new shares when options are exercised. The following table summarizes information about stock option activity for the year ended August 26, 2023:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number	Average	Term	Value
	of Shares	Exercise Price	(in years)	(in thousands)

Outstanding – August 27, 2022	1,139,100	$941.28
Granted	161,510	2,218.35
Exercised	(242,920)	708.46
Forfeited/Cancelled	(30,102)	1,504.17
Outstanding – August 26, 2023	1,027,588	1,180.39	5.97	$1,308,493

Exercisable	651,032	862.98	4.71	1,035,417
Expected to vest	359,109	1,719.64	8.13	263,838
Available for future grants	862,178

As of August 26, 2023, total unrecognized share-based compensation expense related to stock options, net of estimated forfeitures, was approximately $90.1 million, before income taxes, and will be recognized over an estimated weighted average period of 2.9 years.

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

As of August 26, 2023, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $8.2 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.4 years.

Transactions related to restricted stock units for the fiscal year ended August 26, 2023 are as follows:

		Weighted-
	Number	Average Grant
	of Shares	Date Fair Value

Nonvested at August 27, 2022	12,731	$1,223.61
Granted	3,584	2,267.41
Vested	(6,643)	1,276.36
Forfeited	(1,539)	1,581.25
Nonvested at August 26, 2023	8,133	$1,572.87

Stock Appreciation Rights

At August 26, 2023 and August 27, 2022, the Company had $11.8 million and $10.4 million, respectively of accrued compensation expense. There were 4,822 outstanding units issued under the 2003 Comp Plan and prior plans. As directors retire, this balance will be reduced. No additional shares of stock or units will be issued in future years under the 2003 Comp Plan or prior plans.

Employee Stock Purchase Plan and Executive Stock Purchase Plan

The Company recognized $2.5 million in compensation expense related to the discount on the selling of shares to employees and executives under the various share purchase plans in fiscal 2023, $3.2 million in fiscal 2022 and $2.5 million in fiscal 2021. Under the Employee Plan, 5,183, 6,238 and 8,479 shares were sold to employees in fiscal 2023, 2022 and 2021, respectively. The Company repurchased 4,886 and 7,611 shares in fiscal 2022 and 2021, respectively, all at market value from employees electing to sell their stock. Purchases under the Executive Plan were 689, 709 and 997 shares in fiscal 2023, 2022 and 2021, respectively. Issuances of shares under the Employee Plan are netted against repurchases and such repurchases are not included in share repurchases disclosed in “Note K – Stock Repurchase Program.” At August 26, 2023, 122,341 shares of common stock were reserved for future issuance under the Employee Plan, and 232,966 shares of common stock were reserved for future issuance under the Executive Plan.

Note C – Accrued Expenses and Other

Accrued expenses and other consisted of the following:

	August 26,	August 27,
(in thousands)	2023	2022

Accrued compensation, related payroll taxes and benefits	$343,379	$414,892
Property, sales and other taxes	165,731	153,305
Medical and casualty insurance claims (current portion)	127,624	115,201
Finance lease liabilities	86,916	92,877
Accrued gift cards	59,254	52,237
Accrued interest	54,493	50,696
Accrued sales and warranty returns	43,355	35,696
Other	120,089	93,797
	$1,000,841	$1,008,701

The Company retains a significant portion of the insurance risks associated with workers’ compensation, general, product liability, property and vehicle insurance. A portion of these self-insured losses is managed through a wholly owned insurance captive. The Company maintains certain levels for stop-loss coverage for each self-insured plan in order to limit its liability for large claims. The retained limits per claim type are $2.0 million for workers’ compensation, $7.5 million for auto liability, $21.5 million for property and $2.0 million for general and product liability.

Note D – Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Year Ended
	August 26,	August 27,	August 28,
(in thousands)	2023	2022	2021

Domestic	$2,621,714	$2,429,262	$2,436,548
International	545,900	649,829	312,642
	$3,167,614	$3,079,091	$2,749,190

The provision for income tax expense consisted of the following:

	Year Ended
	August 26,	August 27,	August 28,
(in thousands)	2023	2022	2021

Current:
Federal	$423,301	$293,022	$438,686
State	86,687	48,490	79,271
International	154,907	122,381	95,351
	664,895	463,893	613,308
Deferred:
Federal	20,266	160,749	(21,366)
State	(21,847)	34,564	(1,707)
International	(24,126)	(9,719)	(11,359)
	(25,707)	185,594	(34,432)
Income tax expense	$639,188	$649,487	$578,876

A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate to income before income taxes is as follows:

	Year Ended
	August 26,	August 27,	August 28,
(in thousands)	2023	2022	2021

Federal tax at statutory U.S. income tax rate	21.0%	21.0%	21.0%
State income taxes, net	1.6%	2.1%	2.2%
Share-based compensation	(2.3)%	(1.6)%	(1.7)%
US Tax on Non-U.S. Income (GILTI and Subpart F)	3.3%	3.1%	2.8%
Non-U.S. Permanent Differences	(1.4)%	(1.5)%	(0.4)%
Foreign Tax Credits	(2.3)%	(1.9)%	(1.7)%
Other	0.3%	(0.1)%	(1.1)%
Effective tax rate	20.2%	21.1%	21.1%

For the year ended August 26, 2023, August 27, 2022, and August 28, 2021, the Company recognized excess tax benefits from stock option exercises of $92.2 million, $63.2 million, and $56.4 million, respectively.

The Company is subject to a tax on global intangible low-taxed income (“GILTI”) which is imposed on foreign earnings. The Company has made the election to record this tax as a period cost, thus has not adjusted the deferred tax assets or liabilities of its foreign subsidiaries for this tax.

Significant components of the Company's deferred tax assets and liabilities were as follows:

	August 26,	August 27,
(in thousands)	2023	2022

Deferred tax assets:
Net operating loss and credit carryforwards	$45,081	$33,924
Accrued benefits	82,318	60,561
Operating lease liabilities	698,728	692,730
Other	90,897	79,850
Total deferred tax assets	917,024	867,065
Valuation allowances	(24,940)	(27,790)
Net deferred tax assets	892,084	839,275

Deferred tax liabilities:
Property and equipment	(194,686)	(197,482)
Inventory	(451,360)	(448,273)
Operating lease assets	(652,652)	(650,145)
Other	(43,662)	(25,211)
Deferred tax liabilities	(1,342,360)	(1,321,111)

Net deferred tax liabilities	$(450,276)	$(481,836)

For the year ended August 26, 2023, the Company asserts indefinite reinvestment for basis differences and accumulated earnings through fiscal 2020 with respect to its foreign subsidiaries. The Company does not assert permanent reinvestment of fiscal 2021 through current year earnings with respect to its Mexican subsidiaries while maintaining its assertion of indefinite reinvestment of fiscal 2021 through current year earnings of other foreign subsidiaries. Where necessary, taxes resulting from foreign distributions of current and accumulated earnings (e.g., withholding taxes) have been considered in the Company’s provision for income taxes.

As of August 26, 2023, we have not recorded incremental income taxes for outside basis differences of $383.7 million in our investments in foreign subsidiaries, as these amounts are indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to the outside basis differences in these entities is not practicable.

At August 26, 2023 and August 27, 2022, the Company had net operating loss (“NOL”) carryforwards totaling approximately $314.6 million ($37.2 million tax effected) and $241.2 million ($28.9 million tax effected), respectively. Certain NOLs have no expiration date and others will expire, if not utilized, in various years from fiscal 2024 through 2043. At August 26, 2023 and August 27, 2022, the Company had deferred tax assets for income tax credit carryforwards of $7.9 million and $5.0 million, respectively. Income tax credit carryforwards will expire, if not utilized, in various years from fiscal 2024 through 2033.

At August 26, 2023 and August 27, 2022, the Company had a valuation allowance of $24.9 million and $27.8 million, respectively, on deferred tax assets associated with NOL and tax credit carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized. Management believes it is more likely than not that the remaining deferred tax assets will be fully realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	August 26,	August 27,
(in thousands)	2023	2022

Beginning balance	$49,316	$39,797
Additions based on tax positions related to the current year	9,416	17,488
Additions for tax positions of prior years	8,012	3,008
Reductions for tax positions of prior years	(5,336)	(6,806)
Reductions due to settlements	(6,800)	(1,539)
Reductions due to statute of limitations	(5,121)	(2,632)
Ending balance	$49,487	$49,316

Included in the August 26, 2023 and the August 27, 2022 balances are $37.0 million and $32.4 million, respectively, of unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate. The balances above also include amounts of $8.6 million and $11.5 million for August 26, 2023 and August 27, 2022, respectively, that are accounted for as reductions to deferred tax assets for NOL carryforwards and tax credit carryforwards. It is anticipated that in the event the associated uncertain tax positions are disallowed, the NOL carryforwards and tax credit carryforwards would be utilized to settle the liability.

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had $10.1 million and $5.7 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at August 26, 2023 and August 27, 2022, respectively.

The Company files U.S. federal, U.S. state and local, and international income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, U.S. state and local, or Non-U.S. examinations by tax authorities for fiscal year 2019 and prior. The Company is typically engaged in various tax examinations at any given time by U.S. federal, U.S. state and local, and Non-U.S. taxing jurisdictions. As of August 26, 2023, the Company estimates that the amount of unrecognized tax benefits could be reduced by approximately $6.2 million over the next twelve months as a result of tax audit settlements. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	August 26, 2023
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$35,349	$4,290	$—	$39,639
Other long-term assets	71,028	10,846	—	81,874
	$106,377	$15,136	$—	$121,513

	August 27, 2022
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$49,659	$109	$—	$49,768
Other long-term assets	57,301	5,476	—	62,777
	$106,960	$5,585	$—	$112,545

At August 26, 2023, the fair value measurement amounts for assets and liabilities recorded in the accompanying Consolidated Balance Sheet consisted of short-term marketable debt securities of $39.6 million, which are included within Other current assets and long-term marketable debt securities of $81.9 million, which are included within Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the debt securities, including benchmark yields and reported trades.

A discussion on how the Company’s cash flow hedges are valued is included in “Note H – Derivative Financial Instruments,” while the fair values of the marketable debt securities by asset class are described in “Note F – Marketable Debt Securities.”

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Certain non-financial assets and liabilities are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. These non-financial assets and liabilities could include assets and liabilities acquired in an acquisition as well as goodwill, intangible assets and property, plant and equipment that are determined to be impaired. At August 26, 2023, the Company did not have any other significant non-financial assets or liabilities that had been measured at fair value on a non-recurring basis subsequent to initial recognition.

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

Note F – Marketable Debt Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable debt securities are recorded in Accumulated Other Comprehensive Loss. The Company’s available-for-sale marketable debt securities consisted of the following:

	August 26, 2023
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$31,683	$17	$(504)	$31,196
Government bonds	63,747	—	(1,440)	62,307
Mortgage-backed securities	3,215	—	(213)	3,002
Asset-backed securities and other	25,242	—	(234)	25,008
	$123,887	$17	$(2,391)	$121,513

	August 27, 2022
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$15,293	$1	$(298)	$14,996
Government bonds	88,903	—	(1,963)	86,940
Mortgage-backed securities	4,600	—	(243)	4,357
Asset-backed securities and other	6,531	—	(279)	6,252
	$115,327	$1	$(2,783)	$112,545

The marketable debt securities held at August 26, 2023, had effective maturities ranging from less than one year to approximately three years. At August 26, 2023, the Company held 75 securities that are in an unrealized loss position of approximately $2.4 million. In evaluating whether a credit loss exists for the securities, the Company considers factors such as the severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value. An allowance for credit losses was deemed unnecessary given consideration of the factors above. The Company did not realize any material gains or losses on its marketable debt securities during fiscal 2023, 2022 or 2021.

Included above in total marketable debt securities are $105.0 million and $91.1 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses as of August 26, 2023 and August 27, 2022, respectively.

Note G – Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss includes certain adjustments to foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale marketable debt securities. Changes in Accumulated Other Comprehensive Loss consisted of the following:

		Net
		Unrealized
	Foreign	Gain (Loss)
(in thousands)	Currency(1)	on Securities	Derivatives	Total

Balance at August 28, 2021	$(287,638)	$589	$(20,937)	$(307,986)
Other Comprehensive Income (Loss) before reclassifications	7,448	(2,760)	—	4,688
Amounts reclassified from Accumulated Other Comprehensive Loss(2)	—	—	2,762	2,762
Balance at August 27, 2022	(280,190)	(2,171)	(18,175)	(300,536)
Other Comprehensive Income before reclassifications	103,633	472	3,635	107,740
Amounts reclassified from Accumulated Other Comprehensive Loss(2)	—	(152)	2,112	1,960
Balance at August 26, 2023	$(176,557)	$(1,851)	$(12,428)	$(190,836)

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

At August 26, 2023, the Company had $16.3 million (excluding the impact of deferred taxes) recorded in Accumulated Other Comprehensive Loss related to net realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During fiscal 2023, the Company reclassified $2.8 million of net losses from Accumulated Other Comprehensive Loss to Interest expense. During fiscal 2022, the Company reclassified $3.6 million of net losses from Accumulated Other Comprehensive Loss to Interest expense. The Company expects to reclassify $2.3 million of net losses from Accumulated Other Comprehensive Loss to Interest expense over the next 12 months.

Note I – Financing

The Company’s debt consisted of the following:

	August 26,	August 27,
(in thousands)	2023	2022

2.875% Senior Notes due January 2023, effective interest rate 3.21%	$—	$300,000
3.125% Senior Notes due July 2023, effective interest rate 3.26%	—	500,000
3.125% Senior Notes due April 2024, effective interest rate 3.32%	300,000	300,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.625% Senior Notes due April 2025, effective interest rate 3.78%	500,000	500,000
3.125% Senior Notes due April 2026, effective interest rate 3.28%	400,000	400,000
5.050% Senior Notes due July 2026, effective interest rate 5.09%	450,000	—
3.750% Senior Notes due June 2027, effective interest rate 3.83%	600,000	600,000
4.500% Senior Notes due February 2028, effective interest rate 4.43%	450,000	—
3.750% Senior Notes due April 2029, effective interest rate 3.86%	450,000	450,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	750,000
1.650% Senior Notes due January 2031, effective interest rate 2.19%	600,000	600,000
4.750% Senior Notes due August 2032, effective interest rate 4.76%	750,000	750,000
4.750% Senior Notes due February 2033, effective interest rate 4.70%	550,000	—
5.200% Senior Notes due August 2033, effective interest rate 5.22%	300,000	—
Commercial paper, weighted average interest rate 5.43% and 2.43% at August 26, 2023 and August 27, 2022, respectively	1,209,600	603,400
Total debt before discounts and debt issuance costs	7,709,600	6,153,400
Less: Discounts and debt issuance costs	41,051	31,308
Long-term Debt	$7,668,549	$6,122,092

On November 15, 2021, the Company amended and restated its existing revolving credit facility (the “Revolving Credit Agreement”) pursuant to which the Company’s borrowing capacity was increased from $2.0 billion to $2.25 billion and the maximum borrowing under the Revolving Credit Agreement may, at the Company’s option, subject to lenders approval, be increased from $2.25 billion to $3.25 billion. On November 15, 2022, the Company amended the Revolving Credit Agreement, extending the termination date by one year. As amended, the Revolving Credit Agreement will terminate, and all amounts borrowed will be due and payable, on November 15, 2027, but the Company may make one additional request to extend the termination date for an additional period of one year. Revolving borrowings under the Revolving Credit Agreement may be base rate loans, SOFR loans, or a combination of both, at AutoZone’s election. The Revolving Credit Agreement includes (i) a $75 million sublimit for swingline loans, (ii) a $50 million individual issuer letter of credit sublimit and (iii) a $250 million aggregate sublimit for all letters of credit.

Under the Company’s Revolving Credit Agreement, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances.

As of August 26, 2023, the Company had no outstanding borrowings and $1.8 million of outstanding letters of credit under the Revolving Credit Agreement.

The Revolving Credit Agreement requires that the Company’s consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.5:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. The Company’s consolidated interest coverage ratio as of August 26, 2023 was 6.3:1.

As of August 26, 2023, the $1.2 billion of commercial paper borrowings and the $300 million 3.125% Senior Notes due April 2024 were classified as long-term in the accompanying Consolidated Balance Sheets as the Company currently has the ability and intent to refinance them on a long-term basis through available capacity in its Revolving Credit Agreement. As of August 26, 2023, the Company had $2.2 billion of availability under its Revolving Credit

Agreement, without giving effect to commercial paper borrowings, which would allow the Company to replace these short-term obligations with a long-term financing facility.

On July 17, 2023, the Company repaid its outstanding $500 million 3.125% Senior Notes due July 2023, which were callable at par in April 2023.

On January 17, 2023, the Company repaid its outstanding $300 million 2.875% Senior Notes due January 2023, which were callable at par in October 2022.

On January 18, 2022, the Company repaid the $500 million 3.700% Senior Notes due April 2022, which were callable at par in January 2022.

On March 15, 2021, the Company repaid the $250 million 2.500% Senior Notes due April 2021, which were callable at par in March 2021.

On July 21, 2023, the Company issued $450 million in 5.050% Senior Notes due July 2026 and $300 million 5.200% Senior Notes due August 2033 under the automatic shelf registration statement on Form S-3, filed with the SEC on July 19, 2022 (File No. 333-266209) (the “2022 Shelf Registration Statement”). The 2022 Shelf Registration Statement allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store or distribution center openings, stock repurchases and acquisitions. Proceeds from the debt issuance were used for general corporate purposes.

On January 27, 2023, the Company issued $450 million in 4.500% Senior Notes due February 2028 and $550 million in 4.750% Senior Notes due February 2033 under the 2022 Shelf Registration Statement. Proceeds from the debt issuance were used to repay a portion of the Company’s outstanding commercial paper borrowings and for other general corporate purposes.

On August 1, 2022, the Company issued $750 million in 4.750% Senior Notes due August 2032 under the 2022 Shelf Registration Statement. Proceeds from the debt issuance were used to repay a portion of the outstanding commercial paper borrowings and for other general corporate purposes.

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

The Company also maintains a letter of credit facility that allows it to request the participating bank to issue letters of credit on its behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement and expired in June 2022. On May 16, 2022, the Company amended and restated the letter of credit facility to, among other things, extend the facility through June 2025. As of August 26, 2023, the Company had $25 million in letters of credit outstanding under the letter of credit facility.

In addition to the outstanding letters of credit issued under the committed facility discussed above, the Company had $107.2 million in letters of credit outstanding as of August 26, 2023. These letters of credit have various maturity dates and were issued on an uncommitted basis. As of August 26, 2023, the Company was in compliance with all covenants related to its borrowing arrangements.

The fair value of the Company’s debt was estimated at $7.3 billion as of August 26, 2023, and $5.9 billion as of August 27, 2022, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the carrying value of debt by $406.6 million and $182.8 million at August 26, 2023 and August 27, 2022, respectively. This amount reflects face amount, adjusted for any unamortized debt issuance costs and discounts.

All of the Company’s debt is unsecured. Scheduled maturities of debt are as follows:

Scheduled
(in thousands)	Maturities

2024	$1,509,600
2025	900,000
2026	850,000
2027	600,000
2028	450,000
Thereafter	3,400,000
Subtotal	7,709,600
Discount and debt issuance costs	41,051
Total Debt	$7,668,549

Note J – Interest Expense

Net interest expense consisted of the following:

	Year Ended
	August 26,	August 27,	August 28,
(in thousands)	2023	2022	2021

Interest expense	$320,121	$198,883	$202,326
Interest income	(12,054)	(6,048)	(5,417)
Capitalized interest	(1,695)	(1,197)	(1,572)
	$306,372	$191,638	$195,337

Note K – Stock Repurchase Program

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The Board voted to increase the repurchase authorization by $1.5 billion on October 5, 2021, $1.5 billion on December 15, 2021, $2.0 billion on March 22, 2022, $2.5 billion on October 4, 2022 and $2.0 billion on June 14, 2023 bringing the total authorization to $35.7 billion. The Company has $1.8 billion remaining under the Board’s authorization to repurchase its common stock.

The Company’s share repurchase activity consisted of the following:

	Year Ended
	August 26,	August 27,	August 28,
(in thousands)	2023	2022	2021

Amount(1)	$3,723,289	$4,359,991	$3,378,321
Shares	1,524	2,220	2,592

(1)	Inclusive of excise tax of $23.7 million for the year ended August 26, 2023. The excise tax is assessed at one percent of the fair market value of net stock repurchases after December 31, 2022.

During fiscal year 2023, the Company retired 2.1 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $4.2 billion and decreased Additional paid-in capital by $143.4 million. During the comparable prior year period, the Company retired 2.5 million shares of treasury stock, which increased Retained deficit by $3.3 billion and decreased Additional paid-in capital by $293.0 million.

Subsequent to August 26, 2023 and through October 16, 2023, the Company has repurchased 200,303 shares of common stock at an aggregate cost of $512.4 million. Considering the cumulative repurchases through October 16, 2023, the Company has $1.3 billion remaining under the Board’s authorization to repurchase its common stock.

Note L – 401(k) Savings Plan

The Company has a 401(k) plan that covers all domestic employees who meet the plan’s participation requirements. The plan features include Company matching contributions, immediate 100% vesting of Company contributions and a savings option up to 25% of qualified earnings. The Company makes matching contributions, per pay period, up to a specified percentage of employees’ contributions as approved by the Board. The Company made matching contributions to employee accounts in connection with the 401(k) plan of $37.3 million in fiscal 2023, $37.9 million in fiscal 2022 and $34.1 million in fiscal 2021.

Note M – Leases

Lease-related assets and liabilities recorded on the Consolidated Balance Sheets are as follows:

(in thousands)	Classification	August 26, 2023	August 27, 2022

Assets:
Operating	Operating lease right-of-use assets	$2,998,097	$2,918,817
Finance	Property and equipment	419,247	404,442
Total lease assets		$3,417,344	$3,323,259
Liabilities:
Current:
Operating	Current portion of operating lease liabilities	$257,256	$243,407
Finance	Accrued expenses and other	86,916	92,877
Noncurrent:
Operating	Operating lease liabilities, less current portion	2,917,046	2,837,973
Finance	Other long-term liabilities	200,702	217,428
Total lease liabilities		$3,461,920	$3,391,685

Accumulated amortization related to finance lease assets was $132.5 million as of August 26, 2023 and $97.2 million as of August 27, 2022.

Lease costs for finance and operating leases for the 52 weeks ended August 26, 2023 and August 27, 2022 are as follows:

		For the year ended
(in thousands)	Statement of Income Location	August 26, 2023	August 27, 2022

Finance lease cost:
Amortization of lease assets	Depreciation and amortization	$71,913	$65,212
Interest on lease liabilities	Interest expense, net	14,608	4,351
Operating lease cost(1)	Selling, general and administrative expenses	437,762	401,000
Total lease cost		$524,283	$470,563
(1)	Includes short-term leases, variable lease costs and sublease income, which are immaterial.

The future rental payments, inclusive of renewal options that have been included in defining the expected lease term, of our operating and finance lease obligations as of August 26, 2023 having initial or remaining lease terms in excess of one year are as follows:

	Finance	Operating
(in thousands)	Leases	Leases	Total

2024	$88,284	$372,849	$461,133
2025	81,535	402,798	484,333
2026	61,571	378,865	440,436
2027	34,159	354,370	388,529
2028	10,409	327,795	338,204
Thereafter	43,228	2,260,833	2,304,061
Total lease payments	319,186	4,097,510	4,416,696
Less: Interest	(31,568)	(923,208)	(954,776)
Present value of lease liabilities	$287,618	$3,174,302	$3,461,920

The following table summarizes the Company’s lease term and discount rate assumptions:

August 26, 2023

Weighted-average remaining lease term in years, inclusive of renewal options that are reasonably certain to be exercised:
Finance leases – real estate	23
Finance leases – vehicles	3
Operating leases	13
Weighted-average discount rate:
Finance leases – real estate	3.85%
Finance leases – vehicles	2.44%
Operating leases	3.90%

Cash paid for amounts included in the measurement of operating lease liabilities of $335.2 million and $316.0 million was reflected in cash flows from operating activities in the consolidated statement of cash flows for fiscal years 2023 and 2022, respectively.

As of August 26, 2023, the Company has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases have undiscounted future payments of approximately $56.9 million for real estate and will commence when the Company obtains possession of the underlying leased asset. Commencement dates are expected to be from fiscal 2024 to fiscal 2025.

Note N – Commitments and Contingencies

Construction commitments, primarily for new stores, totaled approximately $198.9 million at August 26, 2023.

The Company had $134.0 million in outstanding standby letters of credit and $43.1 million in surety bonds as of August 26, 2023, which all have expiration periods of less than one year. A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover reimbursement obligations to our workers’ compensation carriers. There are no additional contingent liabilities associated with these instruments as the underlying liabilities are already reflected in the Consolidated Balance Sheets. The standby letters of credit and surety bonds arrangements have automatic renewal clauses.

The Company has entered into agreements to make capital contributions to certain tax credit equity investments upon the completion of project milestones. As of August 26, 2023, the Company had commitments to make certain additional capital contributions to one of its tax credit funds totaling $9.3 million in fiscal 2024.

Note O – Litigation

The Company is involved in various legal proceedings incidental to the conduct of its business, including, but not limited to, claims and allegations related to wage and hour violations, unlawful termination, employment practices, product liability, privacy and cybersecurity, environmental matters, intellectual property rights or regulatory compliance. The Company does not currently believe that, either individually or in the aggregate, these matters will result in liabilities material to the Company’s financial condition, results of operations or cash flows.

Note P – Segment Reporting

The Company’s primary operating segments (Domestic Auto Parts, Mexico and Brazil) are aggregated as one reportable segment: Auto Parts Stores. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in “Note A – Significant Accounting Policies.”

The Auto Parts Stores segment is the leading retailer and distributor of automotive parts and accessories through the Company’s 7,140 stores in the U.S., Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

The Other category reflects business activities of two operating segments that are not separately reportable due to the materiality of these operating segments. The operating segments include ALLDATA, which produces, sells and maintains diagnostic, repair, collision and shop management software used in the automotive repair industry and E-commerce, which includes direct sales to customers through www.autozone.com for sales that are not fulfilled by local stores.

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. The following table shows segment results for the following fiscal years:

	Year Ended
	August 26,	August 27,	August 28,
(in thousands)	2023	2022	2021

Net Sales
Auto Parts Stores	$17,145,137	$15,963,196	$14,381,712
Other	312,072	289,034	247,873
Total	$17,457,209	$16,252,230	$14,629,585

Segment Profit
Auto Parts Stores	$8,885,403	$8,301,234	$7,556,889
Other	185,019	171,416	160,896
Gross profit	9,070,422	8,472,650	7,717,785
Operating, selling, general and administrative expenses	(5,596,436)	(5,201,921)	(4,773,258)
Interest expense, net	(306,372)	(191,638)	(195,337)
Income before income taxes	$3,167,614	$3,079,091	$2,749,190

Segment Assets:
Auto Parts Stores	$15,664,891	$15,060,704	$14,398,581
Other	320,987	214,339	117,618
Total	$15,985,878	$15,275,043	$14,516,199

Capital Expenditures:
Auto Parts Stores	$775,601	$650,495	$602,329
Other	21,056	21,896	19,438
Total	$796,657	$672,391	$621,767

Auto Parts Stores Sales by Product Grouping:
Failure	$8,407,690	$7,801,155	$7,048,700
Maintenance items	6,223,620	5,670,278	4,888,763
Discretionary	2,513,827	2,491,763	2,444,249
Auto Parts Stores net sales	$17,145,137	$15,963,196	$14,381,712

The following table presents the Company’s net sales disaggregated by geographical area:

	Year Ended
	August 26,	August 27,	August 28,
	2023	2022	2021

United States	89%	92%	93%
Mexico	10%	8%	7%
Brazil and all other	1%	—%	—%
Total	100%	100%	100%

The Company’s long-lived assets, consisting primarily of property and equipment, net and operating lease right-of-use assets, within the United States were 88%, 91% and 92% in fiscal years 2023, 2022 and 2021, respectively. No individual country outside of the United States had long-lived assets that were material to the consolidated totals.

Note Q – Subsequent Events

Subsequent to year end, the Company initiated the process of issuing Senior Notes under the 2022 Shelf Registration Statement. Proceeds from the debt issuance are projected to be received at the end of October 2023 and will be used for general corporate purposes.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 26, 2023, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 26, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 26, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

Our internal control over financial reporting as of August 26, 2023 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended August 26, 2023, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 26, 2023.

Item 9B. Other Information

None. Without limiting the generality of the foregoing, during the quarterly period ended August 26, 2023, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading agreement” or any “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in Part I, Item 1 of this document in the section entitled “Information about our Executive Officers,” is incorporated herein by reference in response to this item. Additionally, the information contained in AutoZone, Inc.’s Proxy Statement dated October 30, 2023, in the sections entitled “Corporate Governance Matters,” “Proposal 1 – Election of Directors” and “Delinquent Section 16(a) Reports,” is incorporated herein by reference in response to this item.

The Company has adopted a Code of Ethical Conduct for Financial Executives that applies to its chief executive officer, chief financial officer, chief accounting officer and other financial executives. The Company has made the Code of Ethical Conduct available at www.autozone.com, which can be accessed by clicking “Investor Relations” located at the bottom of the page.

Item 11. Executive Compensation

The information contained in AutoZone, Inc.’s Proxy Statement dated October 30, 2023, in the section entitled “Executive Compensation,” is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in AutoZone, Inc.’s Proxy Statement dated October 30, 2023, in the sections entitled “Security Ownership of Management and Board of Directors,” “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plans” is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in AutoZone, Inc’s Proxy Statement dated October 30, 2023, in the sections entitled “Related Party Transactions” and “Corporate Governance Matters – Independence” is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information contained in AutoZone, Inc.’s Proxy Statement dated October 30, 2023, in the section entitled “Proposal 2 – Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

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

4.4	Form of 3.250% Senior Notes due 2025. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 29, 2015.

4.5

Officers’ Certificate dated April 21, 2016, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2026. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 21, 2016.

4.6	Form 3.125% Senior Notes due 2026. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 21, 2016.

4.7

Officers’ Certificate dated April 18, 2017, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.750% Senior Notes due 2027. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 18, 2017.

4.8	Form of 3.750% Senior Notes due 2027. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 18, 2017.

4.9

Officers’ Certificate dated April 18, 2019, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.125% Senior Notes due 2024. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 18, 2019.

4.10

Officers’ Certificate dated April 18, 2019, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.750% Senior Notes due 2029. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 18, 2019.

4.11	Form of 3.125% Senior Notes due 2024. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated April 18, 2019.

4.12	Form of 3.750% Senior Notes due 2029. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 18, 2019.

4.13

Officers’ Certificate dated March 30, 2020, pursuant to Section 3.2 of the Indenture, dated August 8, 2003, setting forth the terms of the 3.625% Senior Notes due 2025. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated March 30, 2020.

4.14

Officers’ Certificate dated March 30, 2020, pursuant to Section 3.2 of the Indenture, dated August 8, 2003, setting forth the terms of the 4.000% Senior Notes due 2030. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated March 30, 2020.

4.15	Form of 3.625% Senior Notes due 2025. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated March 30, 2020.

4.16	Form of 4.000% Senior Notes due 2030. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated March 30, 2020.

4.17	Form of 4.000% Senior Notes due 2030. Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated March 30, 2020.

4.18	Form of 1.650% Senior Notes due 2031. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated August 14, 2020.

4.19	Form of 1.650% Senior Notes due 2031. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated August 14, 2020.

4.20

Officers’ Certificate dated August 14, 2020, pursuant to Section 3.2 of the Indenture, dated August 8, 2003, setting forth the terms of the 1.650% Senior Notes due 2031. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated August 14, 2020.

4.21

Officers’ Certificate dated August 1, 2022, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 4.750% Senior Notes due 2032. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated August 1, 2022.

4.22	Form of 4.750% Senior Notes due 2032. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated August 1, 2022.

4.23

Officers’ Certificate dated January 27, 2023, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 4.500% Senior Notes due 2028. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated January 27, 2023.

4.24

Officers’ Certificate dated January 27, 2023, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 4.750% Senior Notes due 2033. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated January 27, 2023.

4.25	Form of 4.500% Senior Notes due 2028. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated January 27, 2023.

4.26	Form of 4.750% Senior Notes due 2033. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated January 27, 2023.

4.27

Officers’ Certificate dated July 21, 2023, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 5.050% Senior Notes due 2026. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated July 21, 2023.

4.28

Officers’ Certificate dated July 21, 2023, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 5.200% Senior Notes due 2033. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated July 21, 2023.

4.29	Form of 5.050% Note due 2026. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated July 21, 2023.

4.30	Form of 5.200% Note due 2033. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated July 21, 2023.

4.31	Description of Securities of AutoZone, Inc. Incorporated by reference to Exhibit 4.24 to the Annual Report on Form 10-K dated October 28, 2019.

*10.1	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended August 26, 2000.

*10.2

AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Appendix D to the definitive proxy statement dated November 1, 2002, for the Annual Meeting of Stockholders held December 12, 2002.

*10.3	Amended and Restated AutoZone, Inc. 2003 Director Compensation Plan. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated January 4, 2008.

*10.4

Form of non-compete and non-solicitation agreement for Section 16 executive officers and by AutoZone, Inc. Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2022.

*10.5	Agreement dated February 14, 2008, between AutoZone, Inc. and William C. Rhodes, III. Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K dated February 15, 2008.

*10.6

AutoZone, Inc. 2011 Equity Incentive Award Plan. Incorporated by reference to Exhibit A to the definitive proxy statement dated October 25, 2010, for the Annual Meeting of Stockholders held December 15, 2010.

*10.7

Form of Letter Agreement dated as of December 14, 2010, amending certain Stock Option Agreements of executive officers. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated December 16, 2010.

*10.8	Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated March 17, 2011.

*10.9

Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for officers effective September 27, 2011. Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.10	AutoZone, Inc. Enhanced Severance Pay Plan. Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2022.

*10.11

Form of Stock Option Agreement under the 2011 Equity Incentive Award Plan for certain executive officers effective September 27, 2011. Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

*10.12	Offer letter dated August 5, 2020, to Jamere Jackson. Incorporated by reference to Exhibit 10.1 on Form 8-K dated September 14, 2020.

*10.13	Amended and Restated AutoZone, Inc. Executive Deferred Compensation Plan dated June 13, 2023.

*10.14	AutoZone, Inc. Director Compensation Program effective January 1, 2022. Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2022.

*10.15

Amended and Restated AutoZone, Inc. 2011 Equity Incentive Award Plan dated December 16, 2015. Incorporated by reference to Exhibit A to the definitive proxy statement dated October 26, 2015, for the Annual Meeting of Stockholders held December 16, 2015.

*10.16

AutoZone, Inc. Sixth Amended and Restated Executive Stock Purchase Plan. Incorporated by reference to Exhibit A to the definitive proxy statement dated October 24, 2016, for the Annual Meeting of Stockholders held December 14, 2016.

*10.17

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Award Plan for officers effective September 27, 2011. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated December 17, 2018.

*10.18	AutoZone, Inc. 2020 Omnibus Incentive Award Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 17, 2020.

*10.19

Form of Grant Notice and Award Agreement for Stock Options granted to Officers under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated December 17, 2020.

*10.20

Form of Grant Notice and Award Agreement for Restricted Stock Units granted to Officers under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated December 17, 2020.

*10.21

Form of Grant Notice and Award Agreement for Restricted Stock Units granted to Directors under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated December 17, 2020.

10.22

Fourth Amended and Restated Credit Agreement dated as of November 15, 2021, among AutoZone, Inc. as Borrower, the lenders party thereto and Bank of America, N.A. as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated November 16, 2021.

10.23

First Amendment to Credit Agreement, dated as of November 15, 2022, among AutoZone, Inc. as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended November 19, 2022.

*10.24	Amendment No. 1 to the AutoZone, Inc. 2020 Omnibus Incentive Award Plan. Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the fiscal year ended August 28, 2021.

*10.25

Form of Grant Notice and Award Agreement for Stock Options granted to Officers under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan. Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2022.

*10.26

Form of Grant Notice and Award Agreement for Restricted Stock Units granted to Officers under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan. Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the fiscal year ended August 27, 2022.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*97	AutoZone, Inc. Clawback Policy.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	Cover Page Inline XBRL File

*	Management contract or compensatory plan or arrangement.

c) Financial Statement Schedules

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

Dated: October 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ WILLIAM C. RHODES, III	Chairman, President and Chief Executive Officer	October 24, 2023
William C. Rhodes, III	(Principal Executive Officer)

/s/ JAMERE JACKSON	Chief Financial Officer	October 24, 2023
Jamere Jackson	(Principal Financial Officer)

/s/ J. SCOTT MURPHY	Vice President and Controller	October 24, 2023
J. Scott Murphy	(Principal Accounting Officer)

/s/ MICHAEL A. GEORGE	Director	October 24, 2023
Michael A. GEORGE

/s/ LINDA A. GOODSPEED	Director	October 24, 2023
Linda A. Goodspeed

/s/ EARL G. GRAVES, JR.	Director	October 24, 2023
Earl, G. Graves, Jr.

/s/ ENDERSON GUIMARAES	Director	October 24, 2023
Enderson Guimaraes

/s/ BRIAN HANNASCH	Director	October 24, 2023
Brian Hannasch

/s/ D. BRYAN JORDAN	Director	October 24, 2023
D. Bryan Jordan

/s/ GALE V. KING	Director	October 24, 2023
Gale V. King

/s/ GEORGE R. MRKONIC, JR.	Director	October 24, 2023
George R. Mrkonic, Jr.

/s/ JILL A. SOLTAU	Director	October 24, 2023
Jill A. Soltau