Form 10-Q
period 2023-11-18
AUTOZONE INC
filed 2023-12-18
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 18, 2023, or

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

Common Stock, $.01 Par Value – 17,291,904 shares outstanding as of December 11, 2023.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 18,	August 26,
(in thousands)	2023	2023

Assets
Current assets:
Cash and cash equivalents	$282,981	$277,054
Accounts receivable	511,907	520,385
Merchandise inventories	5,774,467	5,764,143
Other current assets	387,446	217,844
Total current assets	6,956,801	6,779,426

Property and equipment:
Property and equipment	10,550,192	10,337,890
Less: Accumulated depreciation and amortization	(4,837,035)	(4,741,342)
	5,713,157	5,596,548

Operating lease right-of-use assets	2,998,672	2,998,097
Goodwill	302,645	302,645
Deferred income taxes	84,087	86,002
Other long-term assets	237,208	223,160
Total long-term assets	3,622,612	3,609,904
Total assets	$16,292,570	$15,985,878

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,182,948	$7,201,281
Current portion of operating lease liabilities	288,854	257,256
Accrued expenses and other	1,202,508	1,000,841
Income taxes payable	111,312	52,478
Total current liabilities	8,785,622	8,511,856

Long-term debt	8,583,523	7,668,549
Operating lease liabilities, less current portion	2,910,727	2,917,046
Deferred income taxes	534,472	536,278
Other long-term liabilities	691,897	702,043

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 18,984 shares issued and 17,326 shares outstanding as of November 18, 2023; 18,936 shares issued and 17,857 shares outstanding as of August 26, 2023	190	189
Additional paid-in capital	1,548,510	1,484,992
Retained deficit	(2,365,815)	(2,959,278)
Accumulated other comprehensive loss	(210,359)	(190,836)
Treasury stock, at cost	(4,186,197)	(2,684,961)
Total stockholders’ deficit	(5,213,671)	(4,349,894)
Total liabilities and stockholders' deficit	$16,292,570	$15,985,878

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended
	November 18,	November 19,
(in thousands, except per share data)	2023	2022

Net sales	$4,190,277	$3,985,067
Cost of sales, including warehouse and delivery expenses	1,976,261	1,990,445
Gross profit	2,214,016	1,994,622
Operating, selling, general and administrative expenses	1,365,412	1,271,589
Operating profit	848,604	723,033
Interest expense, net	91,384	57,723
Income before income taxes	757,220	665,310
Income tax expense	163,757	125,992
Net income	$593,463	$539,318

Weighted average shares for basic earnings per share	17,709	19,007
Effect of dilutive stock equivalents	525	638
Weighted average shares for diluted earnings per share	18,234	19,645

Basic earnings per share	$33.51	$28.37
Diluted earnings per share	$32.55	$27.45

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended
	November 18,	November 19,
(in thousands)	2023	2022

Net income	$593,463	$539,318
Other comprehensive income:
Foreign currency translation adjustments	(20,221)	3,335
Unrealized gains (losses) on marketable debt securities, net of taxes	295	(671)
Net derivative activities, net of taxes	403	607
Total other comprehensive (loss) income	(19,523)	3,271
Comprehensive income	$573,940	$542,589

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twelve Weeks Ended
	November 18,	November 19,
(in thousands)	2023	2022

Cash flows from operating activities:
Net income	$593,463	$539,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	120,224	109,253
Other non-cash (income) charges	(2,000)	81,000
Amortization of debt origination fees	2,810	1,905
Deferred income taxes	882	13,816
Share-based compensation expense	22,913	19,005
Changes in operating assets and liabilities:
Accounts receivable	6,856	4,100
Merchandise inventories	(21,899)	(39,308)
Accounts payable and accrued expenses	33,762	6,574
Income taxes	96,793	73,954
Other, net	(23,545)	(16,030)
Net cash provided by operating activities	830,259	793,587

Cash flows from investing activities:
Capital expenditures	(235,428)	(114,397)
Purchase of marketable debt securities	(4,115)	(11,989)
Proceeds from sale of marketable debt securities	1,944	4,893
Investment in tax credit equity investments	(41,150)	(2,474)
Proceeds from disposal of capital assets and other, net	8,235	10,080
Net cash used in investing activities	(270,514)	(113,887)

Cash flows from financing activities:
Net (payments of) proceeds from commercial paper	(76,900)	204,900
Proceeds from issuance of debt	1,000,000	—
Net proceeds from sale of common stock	41,448	40,828
Purchase of treasury stock	(1,486,876)	(899,998)
Repayment of principal portion of finance lease liabilities	(20,202)	(20,598)
Other, net	(9,696)	(783)
Net cash used in financing activities	(552,226)	(675,651)

Effect of exchange rate changes on cash	(1,592)	1,361

Net increase in cash and cash equivalents	5,927	5,410
Cash and cash equivalents at beginning of period	277,054	264,380
Cash and cash equivalents at end of period	$282,981	$269,790

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Twelve Weeks Ended November 18, 2023
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 26, 2023	18,936	$189	$1,484,992	$(2,959,278)	$(190,836)	$(2,684,961)	$(4,349,894)
Net income	—	—	—	593,463	—	—	593,463
Total other comprehensive income	—	—	—	—	(19,523)	—	(19,523)
Purchase of 580 shares of treasury stock(1)	—	—	—	—	—	(1,501,236)	(1,501,236)
Issuance of common stock under stock options and stock purchase plans	48	1	41,447	—	—	—	41,448
Share-based compensation expense	—	—	22,071	—	—	—	22,071
Balance at November 18, 2023	18,984	$190	$1,548,510	$(2,365,815)	$(210,359)	$(4,186,197)	$(5,213,671)

	Twelve Weeks Ended November 19, 2022
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 27, 2022	20,732	$207	$1,354,252	$(1,330,067)	$(300,536)	$(3,262,769)	$(3,538,913)
Net income	—	—	—	539,318	—	—	539,318
Total other comprehensive income	—	—	—	—	3,271	—	3,271
Purchase of 392 shares of treasury stock	—	—	—	—	—	(899,998)	(899,998)
Issuance of common stock under stock options and stock purchase plans	62	1	40,828	—	—	—	40,829
Share-based compensation expense	—	—	17,570	—	—	—	17,570
Balance at November 19, 2022	20,794	$208	$1,412,650	$(790,749)	$(297,265)	$(4,162,767)	$(3,837,923)

(1)	Inclusive of excise tax of $14.4 million for the quarter ended November 18, 2023. The excise tax is assessed at one percent of the fair value of net stock repurchases after December 31, 2022.

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and related notes included in the AutoZone, Inc. (“AutoZone” or the “Company”) Annual Report on Form 10-K for the year ended August 26, 2023.

Operating results for the twelve weeks ended November 18, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2024. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter of fiscal 2024 has 17 weeks, and the fourth quarter of fiscal 2023 had 16 weeks.

Recently Adopted Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50). This ASU requires buyers in a supplier finance program to disclose sufficient qualitative and quantitative information about the program to allow a reader of the financial statements to understand the program’s nature, activity during the period, changes from period to period and the program’s potential magnitude. This ASU is effective for all companies for fiscal years beginning after December 15, 2022, including interim periods within those years, and requires retrospective adoption. The Company adopted the required disclosures of this standard on a retrospective basis beginning with its first quarter ending November 18, 2023. The adoption of ASU 2022-04 did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures. Refer to “Note F – Supplier Financing Programs.”

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in the update and existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company will adopt this standard beginning with our fiscal year ending August 30, 2025. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

R

Note B – Merchandise Inventories

Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or net realizable value for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. The Company’s policy is not to write up inventory in excess of replacement cost. Due to price inflation on the Company’s merchandise purchases, primarily driven by increased freight costs, the Company’s LIFO credit reserve balance was $57.0 million at November 18, 2023, and $59.0 million at August 26, 2023. Increases to the Company’s LIFO credit reserve balance are recorded as a non-cash charge to cost of sales and decreases are recorded as a non-cash benefit to cost of sales.

Note C – Variable Interest Entities

The Company invests in certain tax credit funds that promote renewable energy and generate a return primarily through the realization of federal tax credits. The Company considers its investment in these tax credit funds as an investment in a variable interest entity (“VIE”). The Company evaluates the investment in any VIE to determine whether it is the primary beneficiary. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. As of November 18, 2023, the Company held tax credit equity investments that were deemed to be VIE’s and determined that it was not the primary beneficiary of the entities, as it did not have the power to direct the activities that most significantly impacted the entity and accounted for this investment using the equity method. The Company’s maximum exposure to losses is generally limited to its net investment, which was $23.8 million as of November 18, 2023.

Note D – Fair Value Measurements

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	November 18, 2023
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$46,696	$3,741	$—	$50,437
Other long-term assets	63,519	10,099	—	73,618
	$110,215	$13,840	$—	$124,055

	August 26, 2023
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$35,349	$4,290	$—	$39,639
Other long-term assets	71,028	10,846	—	81,874
	$106,377	$15,136	$—	$121,513

At November 18, 2023, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheets consisted of short-term marketable debt securities, which are included within Other current assets, and long-term marketable debt securities, which are included in Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable debt securities, by asset class, are described in “Note E – Marketable Debt Securities.”

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

Note E – Marketable Debt Securities

Marketable debt securities are carried at fair value, with unrealized gains and losses, net of income taxes, recorded in Accumulated other comprehensive loss until realized, and any credit risk related losses are recognized in net income in the period incurred. The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.”

The Company’s available-for-sale marketable debt securities consisted of the following:

	November 18, 2023
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$30,998	$—	$(477)	$30,521
Government bonds	63,885	475	(1,655)	62,705
Mortgage-backed securities	2,838	—	(151)	2,687
Asset-backed securities and other	28,334	—	(192)	28,142
	$126,055	$475	$(2,475)	$124,055

	August 26, 2023
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$31,683	$17	$(504)	$31,196
Government bonds	63,747	—	(1,440)	62,307
Mortgage-backed securities	3,215	—	(213)	3,002
Asset-backed securities and other	25,242	—	(234)	25,008
	$123,887	$17	$(2,391)	$121,513

The marketable debt securities held at November 18, 2023, had effective maturities ranging from less than one year to approximately twelve years. At November 18, 2023, the Company held 73 securities that are in an unrealized loss position of approximately $2.5 million. In evaluating whether a credit loss exists for the securities, the Company considers factors such as the severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value. An allowance for credit losses was deemed unnecessary given consideration of the factors above. The Company did not realize any material gains or losses on its marketable debt securities during the twelve week period ended November 18, 2023 and the comparable prior year period.

Included above in total available-for-sale marketable debt securities are $106.4 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses.

Note F – Supplier Financing Programs

The Company has arrangements with third-party financial institutions to confirm invoice balances owed by the Company to certain suppliers and pay the financial institutions the confirmed amounts on the invoice due dates. These arrangements allow the Company’s inventory suppliers, at their sole discretion, to enter into agreements directly with these financial institutions to finance the Company’s obligations to the suppliers at terms negotiated between the suppliers and the financial institutions. Supplier participation is optional and our obligations to our suppliers, including the amount and dates due, are not impacted by our suppliers’ decision to enter into an agreement with a third-party financial institution. As of November 18, 2023 and August 26, 2023, the Company had supplier obligations outstanding that had been confirmed under these arrangements of $4.8 billion for each period, which are included in Accounts payable and $209.6 million and $224.8 million, respectively, which are included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

Note G – Litigation

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

Note H – Financing

The Company’s debt consisted of the following:

	November 18,	August 26,
(in thousands)	2023	2023

3.125% Senior Notes due April 2024, effective interest rate 3.32%	$300,000	$300,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.625% Senior Notes due April 2025, effective interest rate 3.78%	500,000	500,000
3.125% Senior Notes due April 2026, effective interest rate 3.28%	400,000	400,000
5.050% Senior Notes due July 2026, effective interest rate 5.09%	450,000	450,000
3.750% Senior Notes due June 2027, effective interest rate 3.83%	600,000	600,000
4.500% Senior Notes due February 2028, effective interest rate 4.43%	450,000	450,000
6.250% Senior Notes due November 2028, effective interest rate 6.46%	500,000	—
3.750% Senior Notes due April 2029, effective interest rate 3.86%	450,000	450,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	750,000
1.650% Senior Notes due January 2031, effective interest rate 2.19%	600,000	600,000
4.750% Senior Notes due August 2032, effective interest rate 4.76%	750,000	750,000
4.750% Senior Notes due February 2033, effective interest rate 4.70%	550,000	550,000
5.200% Senior Notes due August 2033, effective interest rate 5.22%	300,000	300,000
6.550% Senior Notes due November 2033, effective interest rate 6.71%	500,000	—
Commercial paper, weighted average interest rate 5.43% at November 18, 2023 and August 26, 2023	1,132,700	1,209,600
Total debt before discounts and debt issuance costs	8,632,700	7,709,600
Less: Discounts and debt issuance costs	49,177	41,051
Long-term Debt	$8,583,523	$7,668,549

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

As of November 18, 2023, the Company had no outstanding borrowings and $1.8 million of outstanding letters of credit under the Revolving Credit Agreement.

The Company also maintains a letter of credit facility that allows it to request the participating bank to issue letters of credit on its behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of November 18, 2023, the Company had $25.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2025.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, the Company had $120.5 million in letters of credit outstanding as of November 18, 2023. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of November 18, 2023, the $1.1 billion commercial paper borrowings and the $300 million 3.125% Senior Notes due April 2024 were classified as long-term in the accompanying Consolidated Balance Sheets as the Company currently has the ability and intent to refinance them on a long-term basis through available capacity under its Revolving Credit Agreement. As of November 18, 2023, the Company had $2.2 billion of availability under its Revolving Credit Agreement, without giving effect to commercial paper borrowings, which would allow it to replace these short-term obligations with a long-term financing facility.

On October 25, 2023, the Company issued $500 million in 6.250% Senior Notes due November 2028 and $500 million in 6.550% Senior Notes due November 2033. Proceeds from the debt issuances were used for general corporate purposes.

The Senior Notes contain a provision that repayment may be accelerated if the Company experiences a change of control (as defined in the agreements). The Company’s borrowings under its Senior Notes contain minimal covenants, primarily restrictions on liens. All of the repayment obligations under its borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. Interest for the Senior Notes is paid on a semi-annual basis.

The fair value of the Company’s debt was estimated at $8.2 billion as of November 18, 2023, and $7.3 billion as of August 26, 2023, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the carrying value of debt by $372.0 million and $406.6 million at November 18, 2023 and August 26, 2023, respectively, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts.

As of November 18, 2023, the Company was in compliance with all covenants and expects to remain in compliance with all covenants under its borrowing arrangements.

Note I – Stock Repurchase Program

From January 1, 1998 to November 18, 2023, the Company has repurchased a total of 154.6 million shares of its common stock at an aggregate cost of $35.3 billion, including 579.7 thousand shares of its common stock at an aggregate cost of $1.5 billion (inclusive of excise tax of $14.4 million) during the twelve week period ended November 18, 2023. The excise tax is assessed at one percent of the fair market value of net stock repurchases after December 31, 2022.

On June 14, 2023, the Board voted to authorize the repurchase of an additional $2.0 billion of the Company’s common stock in connection with its ongoing share repurchase program, which raised the total value of shares authorized to be repurchased to $35.7 billion. Considering the cumulative repurchases as of November 18, 2023, the Company had $333.1 million remaining under the Board’s authorization to repurchase its common stock.

Subsequent to November 18, 2023 and through December 11, 2023, the Company has repurchased 40.1 thousand shares of its common stock at an aggregate cost of $106.0 million.

Note J – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, activity for interest rate swaps and treasury rate locks that qualified as cash flow hedges and unrealized gains (losses) on available-for-sale marketable debt securities.

Changes in Accumulated other comprehensive loss for the twelve week periods ended November 18, 2023 and November 19, 2022 consisted of the following:

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at August 26, 2023	$(176,557)	$(1,851)	$(12,428)	$(190,836)
Other comprehensive income (loss) before reclassifications(2)(3)	(20,221)	295	—	(19,926)
Amounts reclassified from Accumulated other comprehensive loss(3)	—	—	403	403
Balance at November 18, 2023	$(196,778)	$(1,556)	$(12,025)	$(210,359)

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at August 27, 2022	$(280,190)	$(2,171)	$(18,175)	$(300,536)
Other comprehensive income (loss) before reclassifications(2)(3)	3,335	(671)	—	2,664
Amounts reclassified from Accumulated other comprehensive loss(3)	—	—	607	607
Balance at November 19, 2022	$(276,855)	$(2,842)	$(17,568)	$(297,265)

(1)	Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries’ earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.
(2)	Amounts in parentheses indicate debits to Accumulated Other Comprehensive Loss.
(3)	Amounts shown are net of tax.

Note K – Share-Based Payments

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

Stock Options:

The Company made stock option grants for 130,723 shares during the twelve week period ended November 18, 2023 and granted options to purchase 157,113 shares during the comparable prior year period. The Company grants options to purchase common stock to certain of its employees under its equity incentive plans at prices equal to or above the market value of the stock on the date of grant. Option-vesting periods range from four to five years, with the vast majority of options vesting ratably over four years. The fair value of each option is amortized into compensation expense on a straight-line basis over the requisite service period, less estimated forfeitures. Beginning with grants made in fiscal 2024, employees who meet the qualified retirement provisions under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan are assumed to have a 0% forfeiture rate. All other employee grants assume a 10% forfeiture rate, which is based on historical experience.

The weighted average fair value of the stock option awards granted during the twelve week period ended November 18, 2023 and November 19, 2022, using the Black-Scholes-Merton multiple-option pricing valuation model, was $913.31 and $760.82 per share, respectively, using the following weighted average key assumptions:

	Twelve Weeks Ended
	November 18,	November 19,
	2023	2022

Expected price volatility	29%	29%
Risk-free interest rate	4.8%	3.8%
Weighted average expected lives (in years)	5.4	5.4
Forfeiture rate	7%	10%
Dividend yield	0%	0%

During the twelve week period ended November 18, 2023, and the comparable prior year period, 44,644 and 57,092 stock options, respectively, were exercised at a weighted average exercise price of $931.85 and $725.86, respectively.

As of November 18, 2023, total unrecognized share-based expense related to stock options, net of estimated forfeitures, was approximately $177.9 million, before income taxes, which we expect to recognize over an estimated weighted average period of 3.5 years.

Restricted Stock Units:

Restricted stock unit awards are valued at the market price of a share of the Company’s stock on the date of grant. Grants of employee restricted stock units vest ratably on an annual basis over a four-year service period and are payable in shares of common stock on the vesting date. Compensation expense for grants of employee restricted stock units is recognized on a straight-line basis over the requisite service period, less estimated forfeitures, which are consistent with stock option forfeiture assumptions. Grants of non-employee director restricted stock units are made and expensed on January 1 of each year, as they vest immediately.

As of November 18, 2023, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $12.0 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.9 years.

Transactions related to restricted stock units for the twelve weeks ended November 18, 2023 were as follows:

		Weighted-
	Number	Average Grant
	of Shares	Date Fair Value

Nonvested at August 26, 2023	8,133	$1,572.87
Granted	2,173	2,549.04
Vested	(3,741)	1,383.34
Forfeited	(183)	1,933.41
Nonvested at November 18, 2023	6,382	$2,000.23

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) for the twelve week period ended November 18, 2023, was $22.9 million and $19.0 million for the comparable prior year period.

For the twelve week periods ended November 18, 2023 and November 19, 2022, 169,798 and 87,696 stock options, respectively, were excluded from the diluted earnings per share computation because they would have been anti-dilutive.

See AutoZone’s Annual Report on Form 10-K for the year ended August 26, 2023 and other filings with the SEC, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s Amended and Restated 2011 Equity Incentive Award Plan, the AutoZone, Inc. 2020 Omnibus Incentive Award Plan and the Director Compensation Program.

Note L – Segment Reporting

The Company’s operating segments (Domestic Auto Parts, Mexico and Brazil) are aggregated as one reportable segment: Auto Parts Stores. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in “Note A – Significant Accounting Policies” in its Annual Report on Form 10-K for the year ended August 26, 2023.

The Auto Parts Stores segment is a retailer and distributor of automotive replacement parts and accessories through the Company’s 7,165 stores in the U.S., Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended
	November 18,	November 19,
(in thousands)	2023	2022

Net Sales
Auto Parts Stores	$4,115,694	$3,915,907
Other	74,583	69,160
Total	$4,190,277	$3,985,067

Segment Profit
Auto Parts Stores	$2,170,025	$1,953,728
Other	43,991	40,894
Gross profit	2,214,016	1,994,622
Operating, selling, general and administrative expenses	(1,365,412)	(1,271,589)
Interest expense, net	(91,384)	(57,723)
Income before income taxes	$757,220	$665,310

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

AutoZone, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. (the Company) as of November 18, 2023, the related condensed consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for the twelve week periods ended November 18, 2023 and November 19, 2022, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of August 26, 2023, the related consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated October 24, 2023, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 26, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

December 18, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect the future results of AutoZone, Inc. (“AutoZone” or the “Company”). The following MD&A discussion should be read in conjunction with our Condensed Consolidated Financial Statements, related notes to those statements and other financial information, including forward-looking statements and risk factors, that appear elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended August 26, 2023 and other filings we make with the SEC.

Forward-Looking Statements

Certain statements contained herein constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “seek,” “may,” “could” and similar expressions. These are based on assumptions and assessments made by our management in light of experience and perception of historical trends, current conditions, expected future developments and other factors that we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand, due to changes in fuel prices, miles driven or otherwise; energy prices; weather, including extreme temperatures, natural disasters and general weather conditions; competition; credit market conditions; cash flows; access to available and feasible financing on favorable terms; future stock repurchases; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; risks associated with self-insurance; war and the prospect of war, including terrorist activity; the impact of public health issues; inflation, including wage inflation; the ability to hire, train and retain qualified employees including members of management and other key personnel; construction delays; failure or interruption of our information technology systems; issues relating to the confidentiality, integrity or availability of information, including due to cyber-attacks; historic growth rate sustainability; downgrade of our credit ratings; damage to our reputation; challenges associated with doing business in and expanding into international markets; origin and raw material costs of suppliers; inventory availability; disruption in our supply chain; impact of tariffs; impact of new accounting standards; our ability to execute our growth initiatives; and other business interruptions. Certain of these risks and uncertainties are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of our Annual Report on Form 10-K for the year ended August 26, 2023. These Risk Factors should be read carefully. Forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those contemplated by such forward-looking statements. Events described above and in the “Risk Factors” could materially and adversely affect our business. However, it should be understood that it is not possible to identify or predict all such risks and other factors that could affect these forward-looking statements. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are the leading retailer and distributor of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at November 18, 2023, operated 6,316 stores in the U.S., 745 stores in Mexico and 104 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At November 18, 2023, in 5,803 of our domestic stores as well as the vast majority of our stores in Mexico and Brazil, we had a commercial sales program that provided commercial credit and prompt delivery of parts and other products to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts. We also sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. Additionally, we sell the ALLDATA brand of automotive diagnostic, repair, collision and shop management software through www.alldata.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services. Our websites and the information contained therein or linked thereto are not intended to be incorporated into this report.

Operating results for the twelve weeks ended November 18, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2024. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter of fiscal 2024 has 17 weeks and the fourth quarter of fiscal 2023 has 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September, and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales increased to $4.2 billion, a 5.1% increase over the prior year period. Our retail and commercial sales in our domestic and international markets grew as we continue to make progress on our growth initiatives. Operating profit increased 17.4% to $848.6 million, net income increased 10.0% to $593.5 million and diluted earnings per share increased 18.6% to $32.55.

During the first quarter of fiscal 2024, failure and maintenance related categories represented the largest portion of our sales mix at approximately 86% of total sales, which is consistent with the comparable prior year period. Failure related categories continue to be the largest portion of our sales mix. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by weather over a short-term period. Over the long-term, we believe the impact of weather on our sales mix is not significant.

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

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including macroeconomic factors and the number of seven year old or older vehicles on the road. The average age of the U.S. light vehicle fleet remains in our industry’s favor as the average age has exceeded 11 years since 2012, according to the latest data provided by the Auto Care Association. As of January 1, 2023, the average age of light vehicles on the road was 12.5 years. Since the beginning of the fiscal year and through September 2023 (latest publicly available information), miles driven in the U.S. increased 0.9% compared to the same period in the prior year.

Twelve Weeks Ended November 18, 2023

Compared with Twelve Weeks Ended November 19, 2022

Net sales for the twelve weeks ended November 18, 2023 increased $205.2 million to $4.2 billion, or 5.1% over net sales of $4.0 billion for the comparable prior year period. This growth was driven primarily by an increase in total company same store sales of 2.1% on a constant currency basis and net sales of $75.7 million from new domestic and international stores. Domestic commercial sales increased $58.6 million to $1.1 billion, or 5.7% over the comparable prior year period.

Same store sales, or sales for our domestic and international stores open at least one year, are as follows:

	Twelve Weeks Ended
			Constant Currency (1)
	November 18,	November 19,	November 18,	November 19,
	2023	2022	2023	2022
Domestic	1.2%	5.6%	1.2%	5.6%
International	25.1%	23.3%	10.9%	20.8%
Total Company	3.4%	7.0%	2.1%	6.8%
(1)	Constant currency same store sales exclude impacts from fluctuations of foreign exchange rates by converting both the current year and prior year international results at the prior year foreign currency exchange rate.

Gross profit for the twelve weeks ended November 18, 2023 was $2.2 billion, compared with $2.0 billion during the comparable prior year period. Gross profit, as a percentage of sales, was 52.8% compared to 50.1% during the comparable prior year period. The increase in gross margin was driven by 208 basis point ($83.0 million net) non-cash LIFO favorability, with the remaining increase primarily from favorable supply chain costs and higher merchandise margins.

Operating, selling, general and administrative expenses for the twelve weeks ended November 18, 2023 were $1.4 billion compared with $1.3 billion during the comparable prior year period. As a percentage of sales, these expenses were 32.6% compared with 31.9% during the comparable prior year period. The increase was driven primarily by domestic store payroll and investment in technology related initiatives.

Net interest expense was $91.4 million and $57.7 million for the twelve weeks ended November 18, 2023 and November 19, 2022, respectively. Average borrowings were $8.1 billion and $6.2 billion, and weighted average borrowing rates were 4.23% and 3.47% for the twelve weeks ended November 18, 2023 and November 19, 2022, respectively.

Our effective income tax rate was 21.6% and 18.9% of pretax income for the twelve weeks ended November 18, 2023, and November 19, 2022, respectively. The benefit from stock options exercised for the twelve week period ended November 18, 2023 was $11.2 million compared to $29.7 million in the comparable prior year period.

Net income for the twelve weeks ended November 18, 2023 increased by $54.1 million from the comparable prior year period to $593.5 million due to the factors set forth above, and diluted earnings per share increased by 18.6% to $32.55 from $27.45. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.41.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. We believe that our cash generated from operating activities and available credit, supplemented with our long-term borrowings will provide ample liquidity to fund our operations while allowing us to make strategic investments to support long-term growth initiatives and return excess cash to shareholders in the form of share repurchases. As of November 18, 2023, we held $283.0 million of cash and cash equivalents, as well as $2.2 billion in undrawn capacity on our Revolving Credit Agreement, before giving effect to commercial paper borrowings. We believe our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, repay our debt as it becomes due and fund our share repurchases over the short-term and long-term. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary. However, decreased demand for our products or changes in customer buying patterns would negatively impact our ability to generate cash from operating activities. Decreased demand or changes in buying patterns could also impact our ability to meet the debt covenants of our credit agreements and, therefore, negatively impact the funds available under our Revolving Credit Agreement. In the event our liquidity is insufficient, we may be required to limit our spending.

For the twelve week periods ended November 18, 2023 and November 19, 2022, our net cash flows from operating activities provided $830.3 million and $793.6 million, respectively.

Our net cash flows used in investing activities for the twelve weeks ended November 18, 2023 were $270.5 million as compared with $113.9 million in the comparable prior year period. Capital expenditures for the twelve weeks ended November 18, 2023 were $235.4 million compared to $114.4 million in the comparable prior year period. The increase in capital expenditures was primarily driven by our growth initiatives, including new stores, hub and mega hub expansion projects and new distribution centers. During the twelve weeks ended November 18, 2023 and November 19, 2022, we opened 25 and 35 net new stores, respectively. Investing cash flows were impacted by our wholly owned captive, which purchased $4.1 million and sold $1.9 million in marketable debt securities during the twelve weeks ended November 18, 2023. During the comparable prior year period, the captive purchased $12.0 million and sold $4.9 million in marketable debt securities. Our investment in tax credit equity investments was $41.2 million during the twelve weeks ended November 18, 2023 compared to $2.5 million during the comparable prior year period.

Our net cash flows used in financing activities for the twelve weeks ended November 18, 2023 were $552.2 million compared to $675.6 million in the comparable prior year period. During the twelve weeks ended November 18, 2023, we received $1.0 billion in debt issuances and no debt was issued in the comparable prior year period. Stock repurchases were $1.5 billion in the current twelve week period as compared with $900.0 million in the comparable prior year period. The treasury stock repurchases were primarily funded by cash flows from operations. For the twelve week period ended November 18, 2023, we had $76.9 million in net repayments of commercial paper compared to $204.9 million in net proceeds from commercial paper in the comparable prior year period. Proceeds from the sale of common stock and exercises of stock options for the twelve weeks ended November 18, 2023 and November 19, 2022 provided $41.4 million and $40.8 million, respectively.

During fiscal 2024, we expect to increase the investment in our business as compared to fiscal 2023. Our investments are expected to be directed primarily to our supply chain initiatives, which include expanded hub and mega hubs, as well as distribution center expansions and new stores. The amount of investments in our new stores is impacted by different factors, including whether the building and land are purchased (requiring higher investment) or leased (generally lower investment) and whether such buildings are located in the U.S., Mexico or Brazil, or located in urban or rural areas.

In addition to the building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our supplier’s capacity to factor their receivables from us. The Company has arrangements with third-party financial institutions to confirm invoice balances owed by the Company to certain suppliers and pay the financial institutions the confirmed amounts on the invoice due dates. These arrangements allow the Company’s inventory suppliers, at their sole discretion, to enter into agreements with these financial institutions to finance the Company’s obligations to the suppliers at terms negotiated between the suppliers and the financial institutions. Supplier participation is optional and our obligations to our suppliers, including the amount and dates due, are not impacted by our suppliers’ decision to enter into an agreement with a third-party financial institution. A downgrade in our credit or changes in the financial markets could limit the financial institutions’ willingness to participate in these arrangements; however, we do not believe such risk would have a material impact on our working capital or cash flows. We plan to continue negotiating extended terms with our suppliers, reducing our working capital required and resulting in a high accounts payable to inventory ratio. We had an accounts payable to inventory ratio of 124.4% at November 18, 2023 and 131.0% at November 19, 2022.

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

For the trailing four quarters ended November 18, 2023, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP measure, was 55.0% as compared to 54.3% for the comparable prior year period. Adjusted ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

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

As of November 18, 2023, we had no outstanding borrowings and $1.8 million of outstanding letters of credit under our Revolving Credit Agreement.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of November 18, 2023, we had $25.0 million in letters of credit outstanding under the letter of credit facility, which expires in June 2025.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $120.5 million in letters of credit outstanding as of November 18, 2023. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of November 18, 2023, the $1.1 billion commercial paper borrowings and the $300 million 3.125% Senior Notes due April 2024 were classified as long-term in the accompanying Consolidated Balance Sheets as we currently have the ability and intent to refinance them on a long-term basis through available capacity under our Revolving Credit Agreement. As of November 18, 2023, we had $2.2 billion of availability under our Revolving Credit Agreement, without giving effect to commercial paper borrowings, which would allow us to replace these short-term obligations with a long-term financing facility.

On October 25, 2023, we issued $500 million in 6.250% Senior Notes due November 2028 and $500 million in 6.550% Senior Notes due November 2033. Proceeds from the debt issuance were used for general corporate purposes.

The Senior Notes contain a provision that repayment may be accelerated if we experience a change of control (as defined in the agreements governing the Senior Notes). The Company’s borrowings under our Senior Notes contain minimal covenants, primarily restrictions on liens. All of the repayment obligations under its borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs.

As of November 18, 2023, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.5:1 as of November 18, 2023 and was 2.2:1 as of November 19, 2022. We calculate adjusted debt as the sum of total debt, financing lease liabilities and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent, and share-based compensation expense to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. To the extent EBITDAR increases, we expect our debt levels to increase; conversely, if EBITDAR decreases, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

From January 1, 1998 to November 18, 2023, we have repurchased a total of 154.6 million shares of our common stock at an aggregate cost of $35.3 billion, including 579.7 thousand shares of our common stock at an aggregate cost of $1.5 billion (inclusive of excise tax of $14.4 million) during the twelve week period ended November 18, 2023. The excise tax is assessed at one percent of the fair market value of net stock repurchases after December 31, 2022.

On June 14, 2023, the Board voted to authorize the repurchase of an additional $2.0 billion of our common stock in connection with our ongoing share repurchase program, which raised the total value of shares authorized to be repurchased to $35.7 billion. Considering the cumulative repurchases as of November 18, 2023, we had $333.1 million remaining under the Board’s authorization to repurchase our common stock.

Subsequent to November 18, 2023 and through December 11, 2023, we have repurchased 40.1 thousand shares of our common stock at an aggregate cost of $106.0 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have canceled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at November 18, 2023, was $147.2 million, compared with $134.0 million at August 26, 2023, and our total surety bonds commitment at November 18, 2023, was $43.4 million, compared with $43.1 million at August 26, 2023.

Financial Commitments

Except for the previously discussed Revolving Credit Agreement, the $500 million 6.250% Senior Notes due November 2028 and $500 million 6.550% Senior Notes due November 2033 debt issuances, and the $76.9 million net decrease in commercial paper, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 26, 2023.

Reconciliation of Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain financial measures not derived in accordance with GAAP, including Adjusted After-Tax ROIC and Adjusted Debt to EBITDAR. Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented non-GAAP financial measures, as we believe they provide additional information that is useful to investors. Additionally, our management uses these non-GAAP financial measures to review and assess our underlying operating results and the Compensation Committee of the Board uses select measures to determine payments of performance-based compensation against pre-established targets.

Adjusted After-Tax ROIC and Adjusted Debt to EBITDAR provide additional information for determining our optimal capital structure and are used to assist management in evaluating performance and in making appropriate business decisions to maximize stockholders’ value.

We have included reconciliations of this information to the most comparable GAAP measures in the following reconciliation tables.

Reconciliation of Non-GAAP Financial Measure: Adjusted After-Tax ROIC

The following tables calculate the percentages of adjusted ROIC for the trailing four quarters ended November 18, 2023 and November 19, 2022.

	A	B	A-B=C	D	C+D
	Fiscal Year	Twelve	Forty	Twelve	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 26,	November 19,	August 26,	November 18,	November 18,
(in thousands, except percentage)	2023	2022	2023	2023	2023

Net income	$2,528,426	$539,318	$1,989,108	$593,463	$2,582,571
Adjustments:
Interest expense	306,372	57,723	248,649	91,384	340,033
Rent expense(1)	406,398	92,881	313,517	98,693	412,210
Tax effect(2)	(148,256)	(31,326)	(116,930)	(39,536)	(156,466)
Adjusted after-tax return	$3,092,940	$658,596	$2,434,344	$744,004	$3,178,348

Average debt(3)					$7,392,640
Average stockholders’ deficit(3)					(4,377,447)
Add: Rent x 6(1)					2,473,260
Average finance lease liabilities(3)					291,567
Invested capital					$5,780,020

Adjusted after-tax ROIC					55.0%

	A	B	A-B=C	D	C+D
	Fiscal Year	Twelve	Forty	Twelve	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 27,	November 20,	August 27,	November 19,	November 19,
(in thousands, except percentage)	2022	2021	2022	2022	2022

Net income	$2,429,604	$555,235	$1,874,369	$539,318	$2,413,687
Adjustments:
Interest expense	191,638	43,284	148,354	57,723	206,077
Rent expense(1)	373,278	82,327	290,951	92,929	383,880
Tax effect(2)	(115,243)	(25,625)	(89,618)	(30,733)	(120,351)
Adjusted after-tax return	$2,879,277	$655,221	$2,224,056	$659,237	$2,883,293

Average debt(3)					$5,924,006
Average stockholders' deficit(3)					(3,205,259)
Add: Rent x 6(1)					2,303,280
Average finance lease liabilities(3)					291,106
Invested capital					$5,313,133

Adjusted after-tax ROIC					54.3%

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended November 18, 2023 and November 19, 2022.

	A	B	A-B=C	D	C+D
	Fiscal Year	Twelve	Forty	Twelve	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 26,	November 19,	August 26,	November 18,	November 18,
(in thousands, except ratio)	2023	2022	2023	2023	2023

Net income	$2,528,426	$539,318	$1,989,108	$593,463	$2,582,571
Add: Interest expense	306,372	57,723	248,649	91,384	340,033
Income tax expense	639,188	125,992	513,196	163,757	676,953
EBIT	3,473,986	723,033	2,750,953	848,604	3,599,557
Add: Depreciation and amortization expense	497,577	109,253	388,324	120,224	508,548
Rent expense(1)	406,398	92,881	313,517	98,693	412,210
Share-based expense	93,087	19,005	74,082	22,913	96,995
EBITDAR	$4,471,048	$944,172	$3,526,876	$1,090,434	$4,617,310

Debt					$8,583,523
Financing lease liabilities					285,145
Add: Rent x 6(1)					2,473,260
Adjusted debt					$11,341,928
Adjusted debt to EBITDAR
					2.5

	A	B	A-B=C	D	C+D
	Fiscal Year	Twelve	Forty	Twelve	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 27,	November 20,	August 27,	November 19,	November 19,
(in thousands, except ratio)	2022	2021	2022	2022	2022

Net income	$2,429,604	$555,235	$1,874,369	$539,318	$2,413,687
Add: Interest expense	191,638	43,284	148,354	57,723	206,077
Income tax expense	649,487	155,966	493,521	125,992	619,513
EBIT	3,270,729	754,485	2,516,244	723,033	3,239,277
Add: Depreciation and amortization expense	442,223	99,590	342,633	109,253	451,886
Rent expense(1)	373,278	82,327	290,951	92,929	383,880
Share-based expense	70,612	14,295	56,317	19,005	75,322
EBITDAR	$4,156,842	$950,697	$3,206,145	$944,220	$4,150,365

Debt					$6,328,344
Financing lease liabilities					309,320
Add: Rent x 6(1)					2,303,280
Adjusted debt					$8,940,944

Adjusted debt to EBITDAR					2.2

(1)	The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the trailing four quarters ended November 18, 2023 and November 19, 2022.

	Trailing Four Quarters Ended
(in thousands)	November 18, 2023	November 19, 2022

Total lease cost, per ASC 842	$536,217	$483,867
Less: Finance lease interest and amortization	(90,864)	(72,400)
Less: Variable operating lease components, related to insurance and common area maintenance	(33,143)	(27,587)
Rent expense	$412,210	$383,880

(2)	Effective tax rate over trailing four quarters ended November 18, 2023 and November 19, 2022 was 20.8% and 20.4%, respectively.
(3)	All averages are computed based on trailing five quarter balances.

Recent Accounting Pronouncements

Refer to Note A of the Notes to Condensed Consolidated Financial Statements for the discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 26, 2023. There have been no significant changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended August 26, 2023.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

At November 18, 2023, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 26, 2023 were the $500 million 6.250% Senior Notes due November 2028 and $500 million 6.550% Senior Notes due November 2033 debt issuances, and the $76.9 million net decrease in commercial paper.

The fair value of the Company’s debt was estimated at $8.2 billion as of November 18, 2023, and $7.3 billion as of August 26, 2023, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the carrying value of debt by $372.0 million and $406.6 million at November 18, 2023 and August 26, 2023, respectively, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts. We had $1.1 billion of variable rate debt outstanding at November 18, 2023 and $1.2 billion in variable rate debt outstanding at August 26, 2023. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $11.3 million in fiscal 2024. The primary interest rate exposure is based on the federal funds rate. We had outstanding fixed rate debt of $7.5 billion, net of unamortized debt issuance costs of $49.2 million at November 18, 2023 and $6.5 billion, net of unamortized debt issuance costs of $41.1 million at August 26, 2023. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by $310.2 million at November 18, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 18, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 18, 2023.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 18, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part 1, Item 3, of our Annual Report in Form 10-K for the fiscal year ended August 26, 2023.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 26, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended November 18, 2023 were as follows:

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

August 27, 2023 to September 23, 2023	49,066	$2,572.72	49,066	$1,708,055,998
September 24, 2023 to October 21, 2023	203,373	2,591.91	203,373	1,180,931,636
October 22, 2023 to November 18, 2023	327,277	2,590.71	327,277	333,052,581
Total	579,716	$$2,589.61	579,716	$333,052,581

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended by the Board on June 14, 2023 to authorize the repurchase of an additional $2.0 billion of our common stock. This brings the cumulative share repurchase authorization to $35.7 billion. All of the above repurchases were part of this program.

Subsequent to November 18, 2023 and through December 11, 2023, we have repurchased 40.1 thousand shares of our common stock at an aggregate cost of $106.0 million.

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

4.1

Officers’ Certificate dated October 25, 2023, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 6.250% Senior Notes due 2028. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated October 25, 2023.

4.2	Form of 6.250% Senior Notes due 2028. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated October 25, 2023.

4.3

Officers’ Certificate dated October 25, 2023, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 6.550% Senior Notes due 2033. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated October 25, 2023.

4.4	Form of 6.550% Senior Notes due 2033. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated October 25, 2023.

15.1*	Letter Regarding Unaudited Interim Financial Statements.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended November 18, 2023, has been formatted in Inline XBRL.

*	Furnished herewith.

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

Dated: December 18, 2023