Form 10-Q
period 2024-02-10
AUTOZONE INC
filed 2024-03-15
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 10, 2024 or

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

Common Stock, $.01 Par Value – 17,302,899 shares outstanding as of March 8, 2024.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 10,	August 26,
(in thousands)	2024	2023

Assets
Current assets:
Cash and cash equivalents	$304,096	$277,054
Accounts receivable	501,117	520,385
Merchandise inventories	5,970,175	5,764,143
Other current assets	381,668	217,844
Total current assets	7,157,056	6,779,426

Property and equipment:
Property and equipment	10,847,940	10,337,890
Less: Accumulated depreciation and amortization	(4,940,456)	(4,741,342)
	5,907,484	5,596,548

Operating lease right-of-use assets	2,999,294	2,998,097
Goodwill	302,645	302,645
Deferred income taxes	84,700	86,002
Other long-term assets	266,475	223,160
Total long-term assets	3,653,114	3,609,904
Total assets	$16,717,654	$15,985,878

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,149,882	$7,201,281
Current portion of operating lease liabilities	296,509	257,256
Accrued expenses and other	1,214,996	1,000,841
Income taxes payable	111,222	52,478
Total current liabilities	8,772,609	8,511,856

Long-term debt	8,630,553	7,668,549
Operating lease liabilities, less current portion	2,901,636	2,917,046
Deferred income taxes	539,911	536,278
Other long-term liabilities	710,266	702,043

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 17,351 shares issued and 17,312 shares outstanding as of February 10, 2024; 18,936 shares issued and 17,857 shares outstanding as of August 26, 2023	174	189
Additional paid-in capital	1,485,789	1,484,992
Retained deficit	(5,978,916)	(2,959,278)
Accumulated other comprehensive loss	(204,899)	(190,836)
Treasury stock, at cost	(139,469)	(2,684,961)
Total stockholders’ deficit	(4,837,321)	(4,349,894)
Total liabilities and stockholders' deficit	$16,717,654	$15,985,878

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 10,	February 11,	February 10,	February 11,
(in thousands, except per share data)	2024	2023	2024	2023

Net sales	$3,859,126	$3,690,982	$8,049,403	$7,676,049
Cost of sales, including warehouse and delivery expenses	1,779,474	1,760,979	3,755,735	3,751,424
Gross profit	2,079,652	1,930,003	4,293,668	3,924,625
Operating, selling, general and administrative expenses	1,336,410	1,260,026	2,701,822	2,531,615
Operating profit	743,242	669,977	1,591,846	1,393,010
Interest expense, net	102,619	65,609	194,004	123,332
Income before income taxes	640,623	604,368	1,397,842	1,269,678
Income tax expense	125,593	127,824	289,349	253,816
Net income	$515,030	$476,544	$1,108,493	$1,015,862

Weighted average shares for basic earnings per share	17,319	18,705	17,514	18,856
Effect of dilutive stock equivalents	509	632	517	635
Weighted average shares for diluted earnings per share	17,828	19,337	18,031	19,491

Basic earnings per share	$29.74	$25.48	$63.29	$53.87
Diluted earnings per share	$28.89	$24.64	$61.48	$52.12

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 10,	February 11,	February 10,	February 11,
(in thousands)	2024	2023	2024	2023

Net income	$515,030	$476,544	$1,108,493	$1,015,862
Other comprehensive income (loss):
Foreign currency translation adjustments	4,339	22,060	(15,882)	25,395
Unrealized gains (losses) on marketable debt securities, net of taxes	717	548	1,012	(123)
Net derivative activities, net of taxes	404	5,345	807	5,952
Total other comprehensive income (loss)	5,460	27,953	(14,063)	31,224
Comprehensive income	$520,490	$504,497	$1,094,430	$1,047,086

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Four Weeks Ended
	February 10,	February 11,
(in thousands)	2024	2023

Cash flows from operating activities:
Net income	$1,108,493	$1,015,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	245,192	222,964
Other non-cash (income) charges	(16,000)	91,000
Amortization of debt origination fees	5,551	3,922
Deferred income taxes	5,998	(4,697)
Share-based compensation expense	45,961	42,379
Changes in operating assets and liabilities:
Accounts receivable	18,364	22,273
Merchandise inventories	(198,425)	(161,546)
Accounts payable and accrued expenses	(17,062)	(111,311)
Income taxes	96,282	87,400
Other, net	(29,968)	(60,185)
Net cash provided by operating activities	1,264,386	1,148,061

Cash flows from investing activities:
Capital expenditures	(490,807)	(259,234)
Purchase of marketable debt securities	(14,038)	(14,000)
Proceeds from sale of marketable debt securities	12,626	3,450
Investment in tax credit equity investments	(42,522)	(12,070)
Other, net	(9,253)	11,846
Net cash used in investing activities	(543,994)	(270,008)

Cash flows from financing activities:
Net (payments of) proceeds from commercial paper	(32,228)	227,600
Proceeds from issuance of debt	1,000,000	1,000,000
Repayment of debt	—	(300,000)
Net proceeds from sale of common stock	98,338	72,758
Purchase of treasury stock	(1,709,034)	(1,799,997)
Repayment of principal portion of finance lease liabilities	(41,459)	(40,572)
Other, net	(8,462)	(4,510)
Net cash used in financing activities	(692,845)	(844,721)

Effect of exchange rate changes on cash	(505)	3,574

Net increase in cash and cash equivalents	27,042	36,906
Cash and cash equivalents at beginning of period	277,054	264,380
Cash and cash equivalents at end of period	$304,096	$301,286

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Twelve Weeks Ended February 10, 2024
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at November 18, 2023	18,984	$190	$1,548,510	$(2,365,815)	$(210,359)	$(4,186,197)	$(5,213,671)
Net income	—	—	—	515,030	—	—	515,030
Total other comprehensive income	—	—	—	—	5,460	—	5,460
Retirement of treasury shares	(1,703)	(17)	(142,391)	(4,128,131)	—	4,270,539	—
Purchase of 84 shares of treasury stock	—	—	—	—	—	(223,811)	(223,811)
Issuance of common stock under stock options and stock purchase plans	70	1	56,890	—	—	—	56,891
Share-based compensation expense	—	—	22,780	—	—	—	22,780
Balance at February 10, 2024	17,351	$174	$1,485,789	$(5,978,916)	$(204,899)	$(139,469)	$(4,837,321)

	Twelve Weeks Ended February 11, 2023
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at November 19, 2022	20,794	$208	$1,412,650	$(790,749)	$(297,265)	$(4,162,767)	$(3,837,923)
Net income	—	—	—	476,544	—	—	476,544
Total other comprehensive income	—	—	—	—	27,953	—	27,953
Retirement of treasury shares	(2,051)	(20)	(143,440)	(4,157,637)	—	4,301,097	—
Purchase of 372 shares of treasury stock	—	—	—	—	—	(905,792)	(905,792)
Issuance of common stock under stock options and stock purchase plans	43	—	31,929	—	—	—	31,929
Share-based compensation expense	—	—	23,119	—	—	—	23,119
Balance at February 11, 2023	18,786	$188	$1,324,258	$(4,471,842)	$(269,312)	$(767,462)	$(4,184,170)

	Twenty-Four Weeks Ended February 10, 2024
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 26, 2023	18,936	$189	$1,484,992	$(2,959,278)	$(190,836)	$(2,684,961)	$(4,349,894)
Net income	—	—	—	1,108,493	—	—	1,108,493
Total other comprehensive loss	—	—	—	—	(14,063)	—	(14,063)
Retirement of treasury shares	(1,703)	(17)	(142,391)	(4,128,131)	—	4,270,539	—
Purchase of 663 shares of treasury stock	—	—	—	—	—	(1,725,047)	(1,725,047)
Issuance of common stock under stock options and stock purchase plans	118	2	98,337	—	—	—	98,339
Share-based compensation expense	—	—	44,851	—	—	—	44,851
Balance at February 10, 2024	17,351	$174	$1,485,789	$(5,978,916)	$(204,899)	$(139,469)	$(4,837,321)

	Twenty-Four Weeks Ended February 11, 2023
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 27, 2022	20,732	$207	$1,354,252	$(1,330,067)	$(300,536)	$(3,262,769)	$(3,538,913)
Net income	—	—	—	1,015,862	—	—	1,015,862
Total other comprehensive income	—	—	—	—	31,224	—	31,224
Retirement of treasury shares	(2,051)	(20)	(143,440)	(4,157,637)	—	4,301,097	—
Purchase of 764 shares of treasury stock	—	—	—	—	—	(1,805,790)	(1,805,790)
Issuance of common stock under stock options and stock purchase plans	105	1	72,757	—	—	—	72,758
Share-based compensation expense	—	—	40,689	—	—	—	40,689
Balance at February 11, 2023	18,786	$188	$1,324,258	$(4,471,842)	$(269,312)	$(767,462)	$(4,184,170)

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

Operating results for the twelve and twenty-four weeks ended February 10, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2024. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter of fiscal 2024 has 17 weeks, and the fourth quarter of fiscal 2023 had 16 weeks.

Recently Adopted Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50). This ASU requires buyers in a supplier finance program to disclose sufficient qualitative and quantitative information about the program to allow a reader of the financial statements to understand the program’s nature, activity during the period, changes from period to period and the program’s potential magnitude. This ASU is effective for all companies for fiscal years beginning after December 15, 2022, including interim periods within those years, and requires retrospective adoption. The Company adopted this standard on a retrospective basis beginning with its first quarter ended November 18, 2023. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements. Refer to “Note F – Supplier Financing Programs.”

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in the update and existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company will adopt this standard with our fiscal 2025 annual filing. The Company is currently evaluating these new disclosure requirements and the impact of adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The amendments in this ASU are intended to enhance the transparency of income tax information by updating income tax disclosure requirements. The guidance is effective for public entities for annual periods beginning after December 15, 2024, and early adoption is permitted. The amendments in this ASU should be applied on a prospective basis; however, retrospective application is permitted. The Company will adopt this standard with our fiscal 2026 annual filing. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

Note B – Merchandise Inventories

Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or net realizable value for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. The Company’s LIFO credit reserve balance decreased to $43.0 million at February 10, 2024 from $59.0 million at August 26, 2023 as a result of net deflation, primarily driven by reduced freight costs. Until the credit reserve balance is exhausted, decreases are recorded as a non-cash benefit to cost of sales and increases are recorded as a non-cash charge to cost of sales. Debit LIFO reserve balances are not recorded as the Company’s policy is not to write up inventory in excess of replacement cost.

Note C – Variable Interest Entities

The Company invests in certain tax credit funds that promote renewable energy and generate a return primarily through the realization of federal tax credits. The Company considers its investment in these tax credit funds as an investment in a variable interest entity (“VIE”). The Company evaluates the investment in any VIE to determine whether it is the primary beneficiary. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. As of February 10, 2024, the Company held tax credit equity investments that were deemed to be VIE’s and determined that it was not the primary beneficiary of the entities, as it did not have the power to direct the activities that most significantly impacted the entity and accounted for this investment using the equity method. The Company’s maximum exposure to losses is generally limited to its net investment, which was $29.9 million as of February 10, 2024.

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	February 10, 2024
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$47,392	$5,922	$—	$53,314
Other long-term assets	33,469	37,426	—	70,895
	$80,861	$43,348	$—	$124,209

	August 26, 2023
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$35,349	$4,290	$—	$39,639
Other long-term assets	71,028	10,846	—	81,874
	$106,377	$15,136	$—	$121,513

At February 10, 2024 and August 26, 2023, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheets consisted of short-term marketable debt securities, which are included within Other current assets, and long-term marketable debt securities, which are included in Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable debt securities, by asset class, are described in “Note E – Marketable Debt Securities.”

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

Note E – Marketable Debt Securities

Marketable debt securities are carried at fair value, with unrealized gains and losses, net of income taxes, recorded in Accumulated other comprehensive loss until realized, and any credit risk related losses are recognized in net income in the period incurred. The Company’s basis for determining the cost of a security sold is the Specific Identification Model.

The Company’s available-for-sale marketable debt securities consisted of the following:

	February 10, 2024
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$29,753	$38	$(240)	$29,551
Government bonds	62,189	449	(1,107)	61,531
Mortgage-backed securities	3,043	—	(122)	2,921
Asset-backed securities and other	30,311	4	(109)	30,206
	$125,296	$491	$(1,578)	$124,209

	August 26, 2023
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$31,683	$17	$(504)	$31,196
Government bonds	63,747	—	(1,440)	62,307
Mortgage-backed securities	3,215	—	(213)	3,002
Asset-backed securities and other	25,242	—	(234)	25,008
	$123,887	$17	$(2,391)	$121,513

The marketable debt securities held at February 10, 2024 had effective maturities ranging from less than one year to approximately twelve years. In evaluating whether a credit loss exists for the securities, the Company considers factors such as the severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value. An allowance for credit losses was deemed unnecessary given consideration of the factors above. The Company did not realize any material gains or losses on its marketable debt securities during the twenty-four week period ended February 10, 2024 and the comparable prior year period.

Included above in total available-for-sale marketable debt securities are $107.9 million and $105.0 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses as of February 10, 2024 and August 26, 2023, respectively.

Note F – Supplier Financing Programs

The Company has arrangements with third-party financial institutions to confirm invoice balances owed by the Company to certain suppliers and pay the financial institutions the confirmed amounts on the invoice due dates. These arrangements allow the Company’s inventory suppliers, at their sole discretion, to enter into agreements directly with these financial institutions to finance the Company’s obligations to the suppliers at terms negotiated between the suppliers and the financial institutions. Supplier participation is optional and our obligations to our suppliers, including the amount and dates due, are not impacted by our suppliers’ decision to enter into an agreement with a third-party financial institution. As of February 10, 2024 and August 26, 2023, the Company had supplier obligations outstanding that had been confirmed under these arrangements of $4.8 billion for each period, which are included in Accounts payable and $197.6 million and $224.8 million, respectively, which are included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

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

Note H – Financing

The Company’s debt consisted of the following:

	February 10,	August 26,
(in thousands)	2024	2023

3.125% Senior Notes due April 2024, effective interest rate 3.32%	$300,000	$300,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.625% Senior Notes due April 2025, effective interest rate 3.78%	500,000	500,000
3.125% Senior Notes due April 2026, effective interest rate 3.28%	400,000	400,000
5.050% Senior Notes due July 2026, effective interest rate 5.09%	450,000	450,000
3.750% Senior Notes due June 2027, effective interest rate 3.83%	600,000	600,000
4.500% Senior Notes due February 2028, effective interest rate 4.43%	450,000	450,000
6.250% Senior Notes due November 2028, effective interest rate 6.46%	500,000	—
3.750% Senior Notes due April 2029, effective interest rate 3.86%	450,000	450,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	750,000
1.650% Senior Notes due January 2031, effective interest rate 2.19%	600,000	600,000
4.750% Senior Notes due August 2032, effective interest rate 4.76%	750,000	750,000
4.750% Senior Notes due February 2033, effective interest rate 4.70%	550,000	550,000
5.200% Senior Notes due August 2033, effective interest rate 5.22%	300,000	300,000
6.550% Senior Notes due November 2033, effective interest rate 6.71%	500,000	—
Commercial paper, weighted average interest rate 5.43% at February 10, 2024 and August 26, 2023	1,177,372	1,209,600
Total debt before discounts and debt issuance costs	8,677,372	7,709,600
Less: Discounts and debt issuance costs	46,819	41,051
Long-term debt	$8,630,553	$7,668,549

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

As of February 10, 2024 and August 26, 2023, the Company had no outstanding borrowings and $1.8 million of outstanding letters of credit under the Revolving Credit Agreement.

The Company also maintains a letter of credit facility that allows it to request the participating bank to issue letters of credit on its behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of February 10, 2024 and August 26, 2023, the Company had $16.1 million and $25.0 million, respectively, in letters of credit outstanding under the letter of credit facility, which expires in June 2025.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, the Company had $128.4 million and $107.2 million in letters of credit outstanding as of February 10, 2024 and August 26, 2023, respectively. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of February 10, 2024 and August 26, 2023, the $1.2 billion commercial paper borrowings and the $300 million 3.125% Senior Notes due April 2024 were included in Long-term debt in the accompanying Condensed Consolidated Balance Sheets as the Company currently has the ability and intent to refinance them on a long-term basis through available capacity under its Revolving Credit Agreement. As of February 10, 2024 and August 26, 2023, the Company had $2.2 billion of availability under its Revolving Credit Agreement, without giving effect to commercial paper borrowings, which would allow it to replace these short-term obligations with a long-term financing facility.

On October 25, 2023, the Company issued $500 million in 6.250% Senior Notes due November 2028 and $500 million in 6.550% Senior Notes due November 2033. Proceeds from the debt issuances were used for general corporate purposes.

The Senior Notes contain a provision that repayment may be accelerated if the Company experiences both a change of control and a rating event (both as defined in the agreements). The Company’s borrowings under its Senior Notes contain minimal covenants, primarily restrictions on liens. All of the repayment obligations under its borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. Interest for the Senior Notes is paid on a semi-annual basis.

The fair value of the Company’s debt was estimated at $8.4 billion as of February 10, 2024, and $7.3 billion as of August 26, 2023, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the carrying value of debt by $189.0 million and $406.6 million at February 10, 2024 and August 26, 2023, respectively, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts.

As of February 10, 2024, the Company was in compliance with all covenants and expects to remain in compliance with all covenants under its borrowing arrangements.

Note I – Stock Repurchase Program

From January 1, 1998 to February 10, 2024, the Company has repurchased a total of 154.7 million shares of its common stock at an aggregate cost of $35.5 billion, including 663.4 thousand shares of its common stock at an aggregate cost of $1.7 billion during the twenty-four week period ended February 10, 2024.

On December 20, 2023, the Board voted to authorize the repurchase of an additional $2.0 billion of the Company’s common stock in connection with its ongoing share repurchase program, which raised the total value of shares authorized to be repurchased to $37.7 billion. Considering the cumulative repurchases as of February 10, 2024, the Company had $2.1 billion remaining under the Board’s authorization to repurchase its common stock.

During the twenty-four week period ended February 10, 2024, the Company retired 1.7 million shares of treasury stock which had been previously repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $4.1 billion and decreased Additional paid-in capital by $142.4 million. During the comparable prior year period, the Company retired 2.1 million shares of treasury stock, which increased Retained deficit by $4.2 billion and decreased Additional paid-in capital by $143.4 million.

Subsequent to February 10, 2024 and through March 8, 2024, the Company has repurchased 63.0 thousand shares of its common stock at an aggregate cost of $180.7 million.

Note J – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, activity for interest rate swaps and treasury rate locks that qualified as cash flow hedges and unrealized gains (losses) on available-for-sale marketable debt securities.

Changes in Accumulated other comprehensive loss for the twelve week periods ended February 10, 2024 and February 11, 2023 consisted of the following:

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at November 18, 2023	$(196,778)	$(1,556)	$(12,025)	$(210,359)
Other comprehensive income before reclassifications(2)(3)	4,339	717	—	5,056
Amounts reclassified from Accumulated other comprehensive loss(3)	—	—	404	404
Balance at February 10, 2024	$(192,439)	$(839)	$(11,621)	$(204,899)

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at November 19, 2022	$(276,855)	$(2,842)	$(17,568)	$(297,265)
Other comprehensive income before reclassifications(2)(3)	22,060	548	4,781	27,389
Amounts reclassified from Accumulated other comprehensive loss(3)	—	—	564	564
Balance at February 11, 2023	$(254,795)	$(2,294)	$(12,223)	$(269,312)

Changes in Accumulated other comprehensive loss for the twenty-four week periods ended February 10, 2024 and February 11, 2023 consisted of the following:

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at August 26, 2023	$(176,557)	$(1,851)	$(12,428)	$(190,836)
Other comprehensive (loss) income before reclassifications(2)(3)	(15,882)	1,012	—	(14,870)
Amounts reclassified from Accumulated other comprehensive loss(3)	—	—	807	807
Balance at February 10, 2024	$(192,439)	$(839)	$(11,621)	$(204,899)

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at August 27, 2022	$(280,190)	$(2,171)	$(18,175)	$(300,536)
Other comprehensive income (loss) before reclassifications(2)(3)	25,395	(123)	4,781	30,053
Amounts reclassified from Accumulated other comprehensive loss(3)	—	—	1,171	1,171
Balance at February 11, 2023	$(254,795)	$(2,294)	$(12,223)	$(269,312)
(1)	Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries’ earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.
(2)	Amounts in parentheses indicate debits to Accumulated Other Comprehensive Loss.
(3)	Amounts shown are net of tax.

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

Stock Options:

The Company made stock option grants for 133,466 shares during the twenty-four week period ended February 10, 2024 and granted options to purchase 157,870 shares during the comparable prior year period. The Company grants options to purchase common stock to certain of its employees under its equity incentive plans at prices equal to or above the market value of the stock on the date of grant. Option-vesting periods range from four to five years, with the vast majority of options vesting ratably over four years. The fair value of each option is amortized into compensation expense on a straight-line basis over the requisite service period, less estimated forfeitures. Beginning with grants made in fiscal 2024, employees who meet the qualified retirement provisions under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan are assumed to have a 0% forfeiture rate. All other employee grants assume a 10% forfeiture rate, which is based on historical experience.

The weighted average fair value of the stock option awards granted during the twenty-four week periods ended February 10, 2024 and February 11, 2023, using the Black-Scholes-Merton multiple-option pricing valuation model, was $913.56 and $760.98 per share, respectively, using the following weighted average key assumptions:

	Twenty-Four Weeks Ended
	February 10,	February 11,
	2024	2023

Expected price volatility	29%	29%
Risk-free interest rate	4.8%	3.8%
Weighted average expected lives (in years)	5.4	5.4
Forfeiture rate	7%	10%
Dividend yield	0%	0%

During the twenty-four week period ended February 10, 2024, and the comparable prior year period, 112,394 and 96,080 stock options, respectively, were exercised at a weighted average exercise price of $848.57 and $709.98, respectively.

As of February 10, 2024, total unrecognized share-based expense related to stock options, net of estimated forfeitures, was approximately $152.9 million, before income taxes, which we expect to recognize over an estimated weighted average period of 3.3 years.

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

The Company made grants of 3,173 and 3,584 restricted stock unit awards at weighted average grant date fair values of $2,560.56 and $2,267.40, respectively, during the twenty-four week periods ended February 10, 2024 and February 11, 2023.

During the twenty-four week period ended February 10, 2024, and the comparable prior year period, 4,741 and 6,635 restricted stock unit awards, respectively, were vested at a weighted average grant date fair value of $1,617.00 and $1,276.65, respectively.

As of February 10, 2024, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $9.7 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.8 years.

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) for the twelve and twenty-four week periods ended February 10, 2024, was $23.0 million and $46.0 million, respectively. For the comparable prior year periods, total share-based compensation expense was $23.4 million and $42.4 million, respectively.

For the twelve and twenty-four week periods ended February 10, 2024, 135,981 and 107,267, respectively, stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year periods, 156,925 and 122,072 anti-dilutive stock options were excluded from the dilutive earnings per share computation.

See AutoZone’s Annual Report on Form 10-K for the year ended August 26, 2023 and other filings with the SEC for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s Amended and Restated 2011 Equity Incentive Award Plan, the AutoZone, Inc. 2020 Omnibus Incentive Award Plan and the Director Compensation Program.

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

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 7,191 stores in the U.S., Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 10,	February 11,	February 10,	February 11,
(in thousands)	2024	2023	2024	2023

Net Sales
Auto Parts Stores	$3,786,339	$3,623,110	$7,902,033	$7,539,017
Other	72,787	67,872	147,370	137,032
Total	$3,859,126	$3,690,982	$8,049,403	$7,676,049

Segment Profit
Auto Parts Stores	$2,035,677	$1,888,480	$4,205,701	$3,842,208
Other	43,975	41,523	87,967	82,417
Gross profit	2,079,652	1,930,003	4,293,668	3,924,625
Operating, selling, general and administrative expenses	(1,336,410)	(1,260,026)	(2,701,822)	(2,531,615)
Interest expense, net	(102,619)	(65,609)	(194,004)	(123,332)
Income before income taxes	$640,623	$604,368	$1,397,842	$1,269,678

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

AutoZone, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. (the Company) as of February 10, 2024, the related condensed consolidated statements of income, comprehensive income and stockholders’ deficit for the twelve and twenty-four week periods ended February 10, 2024 and February 11, 2023, the condensed consolidated statements of cash flows for the twenty-four week periods ended February 10, 2024 and February 11, 2023 and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

March 15, 2024

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

Overview

We are the leading retailer and distributor of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at February 10, 2024, operated 6,332 stores in the U.S., 751 stores in Mexico and 108 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At February 10, 2024, in 5,823 of our domestic stores as well as the vast majority of our stores in Mexico and Brazil, we had a commercial sales program that provides prompt delivery of parts and other products and commercial credit to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts. Through our mobile application and websites, including autozone.com, we also sell automotive hard parts, maintenance items, accessories and non-automotive products, and our commercial customers can make purchases through www.autozonepro.com. Additionally, we sell the ALLDATA brand automotive diagnostic, repair, collision and shop management software through www.alldata.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services. Our websites and the information contained therein or linked thereto are not intended to be incorporated into this report.

Operating results for the twelve and twenty-four weeks ended February 10, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2024. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter of fiscal 2024 has 17 weeks, and the fourth quarter of fiscal 2023 had 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September, and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales increased to $3.9 billion, a 4.6% increase over the prior year period. Our retail and commercial sales in our domestic and international markets grew as we continue to make progress on our growth initiatives. Operating profit increased 10.9% to $743.2 million, net income for the quarter increased 8.1% to $515.0 million and diluted earnings per share increased 17.2% to $28.89.

During the second quarter of fiscal 2024, failure and maintenance related categories represented the largest portion of our sales mix at approximately 86% of total sales, which is consistent with the comparable prior year period. Failure related categories continue to be the largest portion of our sales mix. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by weather over a short-term period. Over the long-term, we believe the impact of weather on our sales mix is not significant.

Our business is impacted by various factors within the economy that affect both consumers and our industry, including but not limited to inflation, fuel costs, prevailing wage rates, supply chain disruptions, hiring and other economic conditions. Given the nature of these macroeconomic factors, which are generally outside of our control, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including macroeconomic factors and the number of seven year old or older vehicles on the road. The average age of the U.S. light vehicle fleet remains in our industry’s favor as the average age has exceeded 11 years since 2012, according to the latest data provided by S&P Global Mobility. As of January 1, 2023, the average age of light vehicles on the road was 12.5 years. Since the beginning of the fiscal year and through December 2023 (latest publicly available information), miles driven in the U.S. were up 1.7% compared to the same period in the prior year.

Twelve Weeks Ended February 10, 2024

Compared with Twelve Weeks Ended February 11, 2023

Net sales for the twelve weeks ended February 10, 2024 increased $168.1 million to $3.9 billion, or 4.6% over net sales of $3.7 billion for the comparable prior year period. This growth was primarily driven by net sales of $62.0 million from new domestic and international stores and an increase in total company same store sales of 1.5% on a constant currency basis. Domestic commercial sales increased $25.6 million to $980.1 million, or 2.7% over the comparable prior year.

Same store sales, or sales from our domestic and international stores open at least one year, are as follows:

	Twelve Weeks Ended
			Constant Currency (1)
	February 10, 2024	February 11, 2023	February 10, 2024	February 11, 2023
Domestic	0.3%	5.3%	0.3%	5.3%
International	23.9%	30.6%	10.6%	21.1%
Total Company	3.0%	7.6%	1.5%	6.7%
(1)	Constant currency same store sales exclude impacts from fluctuations of foreign exchange rates by converting both the current year and prior year international results at the prior year foreign currency exchange rate.

Gross profit for the twelve weeks ended February 10, 2024 was $2.1 billion, compared with $1.9 billion during the comparable prior year period. Gross profit, as a percentage of sales, was 53.9% compared to 52.3% during the comparable prior year period. The increase in gross margin was driven by higher merchandise margins and a 63 basis point ($24.0 million net) non-cash LIFO favorability, with the remaining increase primarily from favorable supply chain costs.

Operating, selling, general and administrative expenses for the twelve weeks ended February 10, 2024 and the comparable prior year period were $1.3 billion. As a percentage of sales, these expenses were 34.6% compared with 34.1% during the comparable prior year period. The increase was driven primarily by domestic store payroll and investments in technology related initiatives.

Net interest expense was $102.6 million and $65.6 million for the twelve weeks ended February 10, 2024 and February 11, 2023, respectively. Average borrowings were $8.7 billion and $6.9 billion and weighted average borrowing rates were 4.40% and 3.70% for the twelve weeks ended February 10, 2024 and February 11, 2023, respectively.

Our effective income tax rate was 19.6% and 21.2% of pretax income for the twelve weeks ended February 10, 2024 and February 11, 2023, respectively. The benefit from stock options exercised for the twelve week period ended February 10, 2024 was $23.0 million compared to $13.4 million in the comparable prior year period.

Net income for the twelve weeks ended February 10, 2024 increased by $38.5 million from the comparable prior year period to $515.0 million due to the factors set forth above, and diluted earnings per share increased by 17.2% to $28.89 from $24.64. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.49 per share.

Twenty-Four Weeks Ended February 10, 2024

Compared with Twenty-Four Weeks Ended February 11, 2023

Net sales for the twenty-four weeks ended February 10, 2024 increased $373.4 million to $8.0 billion, or 4.9% over net sales of $7.7 billion for the comparable prior year period. This growth was driven primarily by net sales of $137.7 million from new domestic and international stores and an increase in total company same store sales of 1.8% on a constant currency basis. Domestic commercial sales increased $84.1 million to $2.1 billion, or 4.2% over the comparable prior year period.

Same store sales, or sales from our domestic and international stores open at least one year, are as follows:

	Twenty-Four Weeks Ended
			Constant Currency (1)
	February 10, 2024	February 11, 2023	February 10, 2024	February 11, 2023
Domestic	0.8%	5.5%	0.8%	5.5%
International	24.5%	27.1%	10.7%	21.0%
Total Company	3.2%	7.3%	1.8%	6.8%
(1)	Constant currency same store sales exclude impacts from fluctuations of foreign exchange rates by converting both the current year and prior year international results at the prior year foreign currency exchange rate.

Gross profit for the twenty-four weeks ended February 10, 2024 was $4.3 billion, compared with $3.9 billion during the comparable prior year period. Gross profit, as a percentage of sales, was 53.3% compared to 51.1% during the comparable prior year period. The increase in gross margin was driven by 138 basis point ($107.0 million net) non-cash LIFO favorability, with the remaining increase resulting primarily from higher merchandise margins and favorable supply chain costs.

Operating, selling, general and administrative expenses for the twenty-four weeks ended February 10, 2024, were $2.7 billion compared with $2.5 billion during the comparable prior year period. As a percentage of sales, these expenses were 33.6% compared with 33.0% during the comparable prior year period. The increase was driven primarily by domestic store payroll and investment in technology related initiatives.

Net interest expense was $194.0 million and $123.3 million for the twenty-four weeks ended February 10, 2024 and February 11, 2023, respectively. Average borrowings were $8.4 billion and $6.5 billion and weighted average borrowing rates were 4.31% and 3.58% for the twenty-four week periods ended February 10, 2024 and February 11, 2023, respectively.

Our effective income tax rate was 20.7% and 20.0% of pretax income for the twenty-four weeks ended February 10, 2024 and February 11, 2023, respectively. The benefit from stock options exercised for the twenty-four week period ended February 10, 2024 was $34.2 million compared to $43.1 million in the comparable prior year period.

Net income for the twenty-four weeks ended February 10, 2024 increased by $92.6 million from the comparable prior year period to $1.1 billion due to the factors set forth above, and diluted earnings per share increased by 18.0% to $61.48 from $52.12. The impact on current year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.82.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. We believe that our cash generated from operating activities and available credit, supplemented with our long-term borrowings, will provide ample liquidity to fund our operations while allowing us to make strategic investments to support long-term growth initiatives and return excess cash to shareholders in the form of share repurchases. As of February 10, 2024, we held $304.1 million of cash and cash equivalents, as well as $2.2 billion in undrawn capacity on our Revolving Credit Agreement, before giving effect to commercial paper borrowings. We believe our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, repay our debt as it becomes due and fund our share repurchases over the short-term and long-term. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary. However, decreased demand for our products or changes in customer buying patterns would negatively impact our ability to generate cash from operating activities. Decreased demand or changes in buying patterns could also impact our ability to meet the debt covenants of our credit agreements and, therefore, negatively impact the funds available under our Revolving Credit Agreement. In the event our liquidity is insufficient, we may be required to limit our spending.

For the twenty-four week periods ended February 10, 2024 and February 11, 2023, our net cash flows from operating activities provided $1.3 billion and $1.1 billion, respectively. Cash flows from operations are favorable to last year primarily due to changes in working capital and higher net income.

Our net cash flows used in investing activities for the twenty-four weeks ended February 10, 2024 were $544.0 million as compared with $270.0 million in the comparable prior year period. Capital expenditures for the twenty-four weeks ended February 10, 2024 were $490.8 million compared to $259.2 million in the comparable prior year period. The increase in capital expenditures was primarily driven by our growth initiatives, including investments in distribution centers and stores to be opened in subsequent periods as well as stores opened in the current twenty-four week period. During the twenty-four week periods ended February 10, 2024 and February 11, 2023, we opened 51 and 71 net new stores, respectively. Investing cash flows were impacted by our wholly-owned captive, which purchased $14.0 million and sold $12.6 million in marketable debt securities during the twenty-four weeks ended February 10, 2024. During the comparable prior year period, the captive purchased $14.0 million and sold $3.5 million in marketable debt securities. Our investment in tax credit equity investments was $42.5 million during the twenty-four weeks ended February 10, 2024 compared to $12.1 million during the comparable prior year period.

Our net cash flows used in financing activities for the twenty-four weeks ended February 10, 2024 were $692.8 million compared to $844.7 million in the comparable prior year period. During the twenty-four weeks ended February 10, 2024, we received $1.0 billion in debt issuances. During the comparable prior year period, we received $1.0 billion in debt issuances and repaid our $300 million 2.875% Senior Notes due January 2023. Stock repurchases were $1.7 billion in the current twenty-four week period as compared with $1.8 billion in the comparable prior year period. The treasury stock repurchases were primarily funded by cash flows from operations and increased borrowings. For the twenty-four week period ended February 10, 2024, we had $32.2 million in net payments of commercial paper compared to $227.6 million in net proceeds from commercial paper in the comparable prior year period. Proceeds from the issuance of common stock from exercises of stock options for the twenty-four weeks ended February 10, 2024 and February 11, 2023 provided $98.3 million and $72.8 million, respectively.

During fiscal 2024, we expect to increase the investment in our business as compared to fiscal 2023. Our investments are expected to be directed primarily to new stores and our supply chain initiatives, which include new distribution centers as well as expanded hubs and mega hubs. The amount of investments in our new stores is impacted by different factors, including whether the building and land are purchased (requiring higher investment) or leased (generally lower investment) and whether such buildings are located in the U.S., Mexico or Brazil, or located in urban or rural areas.

In addition to the building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our suppliers’ ability to factor their receivables from us. The Company has arrangements with third-party financial institutions to confirm invoice balances owed by the Company to certain suppliers and pay the financial institutions the confirmed amounts on the invoice due dates. These arrangements allow the Company’s inventory suppliers, at their sole discretion, to enter into agreements with these financial institutions to finance the Company’s obligations to the suppliers at terms negotiated between the suppliers and the financial institutions. Supplier participation is optional and our obligations to our suppliers, including the amount and dates due, are not impacted by our suppliers’ decision to enter into an agreement with a third-party financial institution. A downgrade in our credit or changes in the financial markets could limit the financial institutions’ willingness to participate in these arrangements. We plan to continue negotiating extended terms with our suppliers, reducing our working capital required resulting in a high accounts payable to inventory ratio. We had an accounts payable to inventory ratio of 119.8% at February 10, 2024 and 127.7% at February 11, 2023.

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

For the trailing four quarters ended February 10, 2024, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP measure, was 53.5% as compared to 54.7% for the comparable prior year period. Adjusted ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

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

As of February 10, 2024, we had no outstanding borrowings and $1.8 million of outstanding letters of credit under our Revolving Credit Agreement.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of February 10, 2024, we had $16.1 million in letters of credit outstanding under the letter of credit facility, which expires in June 2025.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $128.4 million in letters of credit outstanding as of February 10, 2024. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of February 10, 2024, the $1.2 billion commercial paper borrowings and the $300 million 3.125% Senior Notes due April 2024 were included in Long-term debt in the accompanying Condensed Consolidated Balance Sheets as we currently have the ability and intent to refinance them on a long-term basis through available capacity under our Revolving Credit Agreement. As of February 10, 2024, we had $2.2 billion of availability under our Revolving Credit Agreement, without giving effect to commercial paper borrowings, which would allow us to replace these short-term obligations with a long-term financing facility.

On October 25, 2023, we issued $500 million in 6.250% Senior Notes due November 2028 and $500 million in 6.550% Senior Notes due November 2033. Proceeds from the debt issuances were used for general corporate purposes.

The Senior Notes contain a provision that repayment may be accelerated if we experience both a change of control and a rating event (both as defined in the agreements governing the Senior Notes). Our borrowings under our Senior Notes contain minimal covenants, primarily restrictions on liens. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs.

As of February 10, 2024, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.4:1 as of February 10, 2024 and was 2.3:1 as of February 11, 2023. We calculate adjusted debt as the sum of total debt, financing lease liabilities and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent, and share-based compensation expense to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. To the extent EBITDAR increases, we expect our debt levels to increase; conversely, if EBITDAR decreases, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

From January 1, 1998 to February 10, 2024, we have repurchased a total of 154.7 million shares of our common stock at an aggregate cost of $35.5 billion, including 663.4 thousand shares of our common stock at an aggregate cost of $1.7 billion during the twenty-four week period ended February 10, 2024.

On December 20, 2023, the Board voted to authorize the repurchase of an additional $2.0 billion of our common stock in connection with our ongoing share repurchase program, which raised the total value of shares authorized to be repurchased to $37.7 billion. Considering the cumulative repurchases as of February 10, 2024, we had $2.1 billion remaining under the Board’s authorization to repurchase our common stock.

Subsequent to February 10, 2024 and through March 8, 2024, we have repurchased 63.0 thousand shares of our common stock at an aggregate cost of $180.7 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have canceled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at February 10, 2024, was $146.2 million, compared with $134.0 million at August 26, 2023, and our total surety bonds commitment at February 10, 2024, was $47.8 million, compared with $43.1 million at August 26, 2023.

Financial Commitments

Except for the $500 million 6.250% Senior Notes due November 2028 and $500 million 6.550% Senior Notes due November 2033 debt issuances and the $32.2 net decrease in commercial paper, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 26, 2023.

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

We have included reconciliations of this information to the most comparable GAAP measures in the following reconciliation tables.

Reconciliation of Non-GAAP Financial Measure: Adjusted After-Tax ROIC

The following tables calculate the percentages of adjusted ROIC for the trailing four quarters ended February 10, 2024 and February 11, 2023.

	A	B	A-B=C	D	C+D
	Fiscal Year	Twenty-Four	Twenty-Eight	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 26,	February 11,	August 26,	February 10,	February 10,
(in thousands, except percentage)	2023	2023	2023	2024	2024

Net income	$2,528,426	$1,015,862	$1,512,564	$1,108,493	$2,621,057
Adjustments:
Interest expense	306,372	123,332	183,040	194,004	377,044
Rent expense(1)	406,398	186,939	219,459	198,405	417,864
Tax effect(2)	(146,118)	(63,606)	(82,512)	(80,444)	(162,956)
Adjusted after-tax return	$3,095,078	$1,262,527	$1,832,551	$1,420,458	$3,253,009

Average debt(3)					$7,853,082
Average stockholders’ deficit(3)					(4,577,327)
Add: Rent x 6(1)					2,507,184
Average finance lease liabilities(3)					295,494
Invested capital					$6,078,433

Adjusted after-tax ROIC					53.5%

	A	B	A-B=C	D	C+D
	Fiscal Year	Twenty-Four	Twenty-Eight	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 27,	February 12,	August 27,	February 11,	February 11,
(in thousands, except percentage)	2022	2022	2022	2023	2023

Net income	$2,429,604	$1,026,990	$1,402,614	$1,015,862	$2,418,476
Adjustments:
Interest expense	191,638	85,755	105,883	123,332	229,215
Rent expense(1)	373,278	165,967	207,311	186,987	394,298
Tax effect(2)	(117,503)	(52,358)	(65,145)	(64,546)	(129,691)
Adjusted after-tax return	$2,877,017	$1,226,354	$1,650,663	$1,261,635	$2,912,298

Average debt(3)					$6,278,213
Average stockholders' deficit(3)					(3,617,143)
Add: Rent x 6(1)					2,365,788
Average finance lease liabilities(3)					294,337
Invested capital					$5,321,195

Adjusted after-tax ROIC					54.7%

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended February 10, 2024 and February 11, 2023.

	A	B	A-B=C	D	C+D
	Fiscal Year	Twenty-Four	Twenty-Eight	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 26,	February 11,	August 26,	February 10,	February 10,
(in thousands, except ratio)	2023	2023	2023	2024	2024

Net income	$2,528,426	$1,015,862	$1,512,564	$1,108,493	$2,621,057
Add: Interest expense	306,372	123,332	183,040	194,004	377,044
Income tax expense	639,188	253,816	385,372	289,349	674,721
EBIT	3,473,986	1,393,010	2,080,976	1,591,846	3,672,822
Add: Depreciation and amortization expense	497,577	222,964	274,613	245,192	519,805
Rent expense(1)	406,398	186,939	219,459	198,405	417,864
Share-based expense	93,087	42,379	50,708	45,961	96,669
EBITDAR	$4,471,048	$1,845,292	$2,625,756	$2,081,404	$4,707,160

Debt					$8,630,553
Financing lease liabilities					328,955
Add: Rent x 6(1)					2,507,184
Adjusted debt					$11,466,692

Adjusted debt to EBITDAR					2.4

	A	B	A-B=C	D	C+D
	Fiscal Year	Twenty-Four	Twenty-Eight	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 27,	February 12,	August 27,	February 11,	February 11,
(in thousands, except ratio)	2022	2022	2022	2023	2023

Net income	$2,429,604	$1,026,990	$1,402,614	$1,015,862	$2,418,476
Add: Interest expense	191,638	85,755	105,883	123,332	229,215
Income tax expense	649,487	268,500	380,987	253,816	634,803
EBIT	3,270,729	1,381,245	1,889,484	1,393,010	3,282,494
Add: Depreciation and amortization expense	442,223	199,282	242,941	222,964	465,905
Rent expense(1)	373,278	165,967	207,311	186,987	394,298
Share-based expense	70,612	30,738	39,874	42,379	82,253
EBITDAR	$4,156,842	$1,777,232	$2,379,610	$1,845,340	$4,224,950

Debt					$7,042,302
Financing lease liabilities					290,858
Add: Rent x 6(1)					2,365,788
Adjusted debt					$9,698,948

Adjusted debt to EBITDAR					2.3

(1)	The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the trailing four quarters ended February 10, 2024 and February 11, 2023.

	Trailing Four Quarters Ended
(in thousands)	February 10, 2024	February 11, 2023

Total lease cost, per ASC 842	$546,195	$498,970
Less: Finance lease interest and amortization	(93,591)	(77,302)
Less: Variable operating lease components, related to insurance and common area maintenance	(34,740)	(27,370)
Rent expense	$417,864	$394,298

(2)	Effective tax rate over trailing four quarters ended February 10, 2024 and February 11, 2023 was 20.5% and 20.8%, respectively.
(3)	All averages are computed based on trailing five quarter balances.

Recent Accounting Pronouncements

Refer to “Note A – General” in the Condensed Consolidated Financial Statements for the discussion of recent accounting pronouncements.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

At February 10, 2024, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 26, 2023 were the $500 million 6.250% Senior Notes due November 2028 and $500 million 6.550% Senior Notes due November 2033 debt issuances and the $32.2 million net decrease in commercial paper.

The fair value of the Company’s debt was estimated at $8.4 billion as of February 10, 2024, and $7.3 billion as of August 26, 2023, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the carrying value of debt by $189.0 million and $406.6 million at February 10, 2024 and August 26, 2023, respectively, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts. We had $1.2 billion of variable rate debt outstanding at February 10, 2024 and at August 26, 2023. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $11.8 million in fiscal 2024. The primary interest rate exposure is based on the federal funds rate. We had outstanding fixed rate debt of $7.5 billion, net of unamortized debt issuance costs of $46.8 million at February 10, 2024 and $6.5 billion, net of unamortized debt issuance costs of $41.1 million at August 26, 2023. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by $271.8 million at February 10, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 10, 2024, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 10, 2024.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 10, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part 1, Item 3, of our Annual Report in Form 10-K for the fiscal year ended August 26, 2023.

Additionally, we are not involved in any environmental proceeding in which a governmental authority is a party and involving potential monetary sanctions that we reasonably believe will equal or exceed an applied threshold of $1 million.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 26, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended February 10, 2024 were as follows:

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

November 19, 2023 to December 16, 2023	44,583	$2,671.88	44,583	$213,932,074
December 17, 2023 to January 13, 2024	18,386	2,599.28	18,386	2,166,141,722
January 14, 2024 to February 10, 2024	20,674	2,752.23	20,674	2,109,242,181
Total	83,643	$$2,675.78	83,643	$2,109,242,181

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors. This program was most recently amended by the Board on December 20, 2023 to authorize the repurchase of an additional $2.0 billion of our common stock. This brings the cumulative share repurchase authorization to $37.7 billion. All of the above repurchases were part of this program.

Subsequent to February 10, 2024 and through March 8, 2024, we have repurchased 63.0 thousand shares of our common stock at an aggregate cost of $180.7 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None. Without limiting the generality of the foregoing, during the quarterly period ended February 10, 2024, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading agreement” or any “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are being filed herewith:

Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.
3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Eighth Amended and Restated By-Laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 23, 2023.

10.1	Agreement with Philip B. Daniele, III. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 2, 2024.

10.2*	AutoZone, Inc. Director Compensation Program, effective January 1, 2024.

15.1*	Letter Regarding Unaudited Interim Financial Statements.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended February 10, 2024, has been formatted in Inline XBRL.

*	Furnished herewith.

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

Dated: March 15, 2024