Form 10-Q
period 2024-05-04
AUTOZONE INC
filed 2024-06-07
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 4, 2024 or

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

Common Stock, $.01 Par Value – 17,082,810 shares outstanding as of May 31, 2024.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 4,	August 26,
(in thousands)	2024	2023

Assets
Current assets:
Cash and cash equivalents	$275,358	$277,054
Accounts receivable	586,775	520,385
Merchandise inventories	6,155,300	5,764,143
Other current assets	272,019	217,844
Total current assets	7,289,452	6,779,426

Property and equipment:
Property and equipment	11,075,765	10,337,890
Less: Accumulated depreciation and amortization	(5,026,706)	(4,741,342)
	6,049,059	5,596,548

Operating lease right-of-use assets	3,097,047	2,998,097
Goodwill	302,645	302,645
Deferred income taxes	85,267	86,002
Other long-term assets	284,962	223,160
Total long-term assets	3,769,921	3,609,904
Total assets	$17,108,432	$15,985,878

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,369,673	$7,201,281
Current portion of operating lease liabilities	303,179	257,256
Current portion of debt	500,000	—
Accrued expenses and other	989,472	1,000,841
Income taxes payable	30,263	52,478
Total current liabilities	9,192,587	8,511,856

Long-term debt	8,496,288	7,668,549
Operating lease liabilities, less current portion	2,963,026	2,917,046
Deferred income taxes	543,046	536,278
Other long-term liabilities	751,722	702,043

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 17,425 shares issued and 17,144 shares outstanding as of May 4, 2024; 18,936 shares issued and 17,857 shares outstanding as of August 26, 2023	174	189
Additional paid-in capital	1,565,860	1,484,992
Retained deficit	(5,327,190)	(2,959,278)
Accumulated other comprehensive loss	(202,899)	(190,836)
Treasury stock, at cost	(874,182)	(2,684,961)
Total stockholders’ deficit	(4,838,237)	(4,349,894)
Total liabilities and stockholders' deficit	$17,108,432	$15,985,878

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 4,	May 6,	May 4,	May 6,
(in thousands, except per share data)	2024	2023	2024	2023

Net sales	$4,235,485	$4,090,541	$12,284,888	$11,766,591
Cost of sales, including warehouse and delivery expenses	1,969,963	1,944,415	5,725,698	5,695,840
Gross profit	2,265,522	2,146,126	6,559,190	6,070,751
Operating, selling, general and administrative expenses	1,365,341	1,287,645	4,067,163	3,819,261
Operating profit	900,181	858,481	2,492,027	2,251,490
Interest expense, net	104,422	74,313	298,426	197,645
Income before income taxes	795,759	784,168	2,193,601	2,053,845
Income tax expense	144,033	136,445	433,382	390,260
Net income	$651,726	$647,723	$1,760,219	$1,663,585

Weighted average shares for basic earnings per share	17,273	18,389	17,434	18,700
Effect of dilutive stock equivalents	488	594	507	622
Weighted average shares for diluted earnings per share	17,761	18,983	17,941	19,322

Basic earnings per share	$37.73	$35.22	$100.96	$88.96
Diluted earnings per share	$36.69	$34.12	$98.11	$86.10

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 4,	May 6,	May 4,	May 6,
(in thousands)	2024	2023	2024	2023

Net income	$651,726	$647,723	$1,760,219	$1,663,585
Other comprehensive income (loss):
Foreign currency translation adjustments	1,630	41,657	(14,252)	67,052
Unrealized (losses) gains on marketable debt securities, net of taxes	(34)	923	978	800
Net derivative activities, net of taxes	404	(743)	1,211	5,209
Total other comprehensive income (loss)	2,000	41,837	(12,063)	73,061
Comprehensive income	$653,726	$689,560	$1,748,156	$1,736,646

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Six Weeks Ended
	May 4,	May 6,
(in thousands)	2024	2023

Cash flows from operating activities:
Net income	$1,760,219	$1,663,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	374,416	339,087
Other non-cash (income) charges	(40,000)	74,000
Amortization of debt origination fees	8,155	6,065
Deferred income taxes	9,016	(3,424)
Share-based compensation expense	71,314	62,389
Changes in operating assets and liabilities:
Accounts receivable	(66,550)	38,317
Merchandise inventories	(353,813)	(93,163)
Accounts payable and accrued expenses	126,488	(239,900)
Income taxes	69,746	64,041
Other, net	(25,125)	(38,221)
Net cash provided by operating activities	1,933,866	1,872,776

Cash flows from investing activities:
Capital expenditures	(725,910)	(430,441)
Purchase of marketable debt securities	(17,551)	(48,445)
Proceeds from sale of marketable debt securities	21,245	37,544
Investment in tax credit equity investments	(193,327)	(50,685)
Other, net	(715)	13,051
Net cash used in investing activities	(916,258)	(478,976)

Cash flows from financing activities:
Net proceeds from commercial paper	631,300	524,000
Proceeds from issuance of debt	1,000,000	1,000,000
Repayment of debt	(300,000)	(300,000)
Net proceeds from sale of common stock	154,367	154,863
Purchase of treasury stock	(2,437,176)	(2,699,996)
Repayment of principal portion of finance lease liabilities	(62,455)	(60,927)
Other, net	(5,001)	(6,247)
Net cash used in financing activities	(1,018,965)	(1,388,307)

Effect of exchange rate changes on cash	(339)	5,043

Net (decrease) increase in cash and cash equivalents	(1,696)	10,536
Cash and cash equivalents at beginning of period	277,054	264,380
Cash and cash equivalents at end of period	$275,358	$274,916

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Twelve Weeks Ended May 4, 2024
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at February 10, 2024	17,351	$174	$1,485,789	$(5,978,916)	$(204,899)	$(139,469)	$(4,837,321)
Net income	—	—	—	651,726	—	—	651,726
Total other comprehensive income	—	—	—	—	2,000	—	2,000
Purchase of 242 shares of treasury stock	—	—	—	—	—	(734,713)	(734,713)
Issuance of common stock under stock options and stock purchase plans	74	—	56,028	—	—	—	56,028
Share-based compensation expense	—	—	24,043	—	—	—	24,043
Balance at May 4, 2024	17,425	$174	$1,565,860	$(5,327,190)	$(202,899)	$(874,182)	$(4,838,237)

	Twelve Weeks Ended May 6, 2023
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at February 11, 2023	18,786	$188	$1,324,258	$(4,471,842)	$(269,312)	$(767,462)	$(4,184,170)
Net income	—	—	—	647,723	—	—	647,723
Total other comprehensive income	—	—	—	—	41,837	—	41,837
Purchase of 356 shares of treasury stock	—	—	—	—	—	(908,225)	(908,225)
Issuance of common stock under stock options and stock purchase plans	114	1	82,104	—	—	—	82,105
Share-based compensation expense	—	—	19,153	—	—	—	19,153
Balance at May 6, 2023	18,900	$189	$1,425,515	$(3,824,119)	$(227,475)	$(1,675,687)	$(4,301,577)

	Thirty-Six Weeks Ended May 4, 2024
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 26, 2023	18,936	$189	$1,484,992	$(2,959,278)	$(190,836)	$(2,684,961)	$(4,349,894)
Net income	—	—	—	1,760,219	—	—	1,760,219
Total other comprehensive loss	—	—	—	—	(12,063)	—	(12,063)
Retirement of treasury shares	(1,703)	(17)	(142,391)	(4,128,131)	—	4,270,539	—
Purchase of 905 shares of treasury stock	—	—	—	—	—	(2,459,760)	(2,459,760)
Issuance of common stock under stock options and stock purchase plans	192	2	154,365	—	—	—	154,367
Share-based compensation expense	—	—	68,894	—	—	—	68,894
Balance at May 4, 2024	17,425	$174	$1,565,860	$(5,327,190)	$(202,899)	$(874,182)	$(4,838,237)

	Thirty-Six Weeks Ended May 6, 2023
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 27, 2022	20,732	$207	$1,354,252	$(1,330,067)	$(300,536)	$(3,262,769)	$(3,538,913)
Net income	—	—	—	1,663,585	—	—	1,663,585
Total other comprehensive income	—	—	—	—	73,061	—	73,061
Retirement of treasury shares	(2,051)	(20)	(143,440)	(4,157,637)	—	4,301,097	—
Purchase of 1,120 shares of treasury stock	—	—	—	—	—	(2,714,015)	(2,714,015)
Issuance of common stock under stock options and stock purchase plans	219	2	154,861	—	—	—	154,863
Share-based compensation expense	—	—	59,842	—	—	—	59,842
Balance at May 6, 2023	18,900	$189	$1,425,515	$(3,824,119)	$(227,475)	$(1,675,687)	$(4,301,577)

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

Operating results for the twelve and thirty-six weeks ended May 4, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2024. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter of fiscal 2024 has 17 weeks, and the fourth quarter of fiscal 2023 had 16 weeks.

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

Note B – Merchandise Inventories

Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or net realizable value for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. The Company’s LIFO credit reserve balance decreased to $19.0 million at May 4, 2024 from $59.0 million at August 26, 2023 as a result of net deflation, primarily driven by reduced freight costs. Until the credit reserve balance is exhausted, decreases are recorded as a non-cash benefit to cost of sales and increases are recorded as a non-cash charge to cost of sales. Debit LIFO reserve balances are not recorded as the Company’s policy is not to write up inventory in excess of replacement cost.

Note C – Variable Interest Entities

The Company invests in certain tax credit funds that promote renewable energy and generate a return primarily through the realization of federal tax credits. The Company considers its investments in these tax credit funds as investments in variable interest entities (“VIEs”). The Company evaluates the investment in any VIE to determine whether it is the primary beneficiary. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. As of May 4, 2024, the Company held tax credit equity investments that were deemed to be VIEs and determined that it was not the primary beneficiary of the entities, as it did not have the power to direct the activities that most significantly impacted the entities and accounted for these investments using the equity method. The Company’s maximum exposure to losses is generally limited to its net investment, which was $110.9 million as of May 4, 2024 and $29.6 million as of August 26, 2023, and was included in Other long-term assets on the accompanying Condensed Consolidated Balance Sheets.

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	May 4, 2024
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$52,352	$8,289	$—	$60,641
Other long-term assets	26,235	32,184	—	58,419
	$78,587	$40,473	$—	$119,060

	August 26, 2023
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$35,349	$4,290	$—	$39,639
Other long-term assets	71,028	10,846	—	81,874
	$106,377	$15,136	$—	$121,513

At May 4, 2024 and August 26, 2023, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheets consisted of short-term marketable debt securities, which are included within Other current assets, and long-term marketable debt securities, which are included in Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable debt securities, by asset class, are described in “Note E – Marketable Debt Securities.”

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

The Company’s available-for-sale marketable debt securities consisted of the following:

	May 4, 2024
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$28,377	$13	$(270)	$28,120
Government bonds	56,502	376	(1,048)	55,830
Mortgage-backed securities	2,771	—	(118)	2,653
Asset-backed securities and other	32,540	—	(83)	32,457
	$120,190	$389	$(1,519)	$119,060

	August 26, 2023
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$31,683	$17	$(504)	$31,196
Government bonds	63,747	—	(1,440)	62,307
Mortgage-backed securities	3,215	—	(213)	3,002
Asset-backed securities and other	25,242	—	(234)	25,008
	$123,887	$17	$(2,391)	$121,513

The marketable debt securities held at May 4, 2024 had effective maturities ranging from less than one year to approximately eleven years. In evaluating whether a credit loss exists for the securities, the Company considers factors such as the severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value. An allowance for credit losses was deemed unnecessary given consideration of the factors above. The Company did not realize any material gains or losses on its marketable debt securities during the thirty-six week period ended May 4, 2024 and the comparable prior year period.

Included above in total available-for-sale marketable debt securities are $108.7 million and $105.0 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses as of May 4, 2024 and August 26, 2023, respectively.

Note F – Supplier Financing Programs

The Company has arrangements with third-party financial institutions to confirm invoice balances owed by the Company to certain suppliers and pay the financial institutions the confirmed amounts on the invoice due dates. These arrangements allow the Company’s inventory suppliers, at their sole discretion, to enter into agreements directly with these financial institutions to finance the Company’s obligations to the suppliers at terms negotiated between the suppliers and the financial institutions. Supplier participation is optional and our obligations to our suppliers, including the amount and dates due, are not impacted by our suppliers’ decision to enter into an agreement with a third-party financial institution. As of May 4, 2024 and August 26, 2023, the Company had supplier obligations outstanding that had been confirmed under these arrangements of $4.8 billion for each period, which are included in Accounts payable and $226.0 million and $224.8 million, respectively, which are included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

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

Note H – Financing

The Company’s debt consisted of the following:

	May 4,	August 26,
(in thousands)	2024	2023

3.125% Senior Notes due April 2024, effective interest rate 3.32%	$—	$300,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.625% Senior Notes due April 2025, effective interest rate 3.78%	500,000	500,000
3.125% Senior Notes due April 2026, effective interest rate 3.28%	400,000	400,000
5.050% Senior Notes due July 2026, effective interest rate 5.09%	450,000	450,000
3.750% Senior Notes due June 2027, effective interest rate 3.83%	600,000	600,000
4.500% Senior Notes due February 2028, effective interest rate 4.43%	450,000	450,000
6.250% Senior Notes due November 2028, effective interest rate 6.46%	500,000	—
3.750% Senior Notes due April 2029, effective interest rate 3.86%	450,000	450,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	750,000
1.650% Senior Notes due January 2031, effective interest rate 2.19%	600,000	600,000
4.750% Senior Notes due August 2032, effective interest rate 4.76%	750,000	750,000
4.750% Senior Notes due February 2033, effective interest rate 4.70%	550,000	550,000
5.200% Senior Notes due August 2033, effective interest rate 5.22%	300,000	300,000
6.550% Senior Notes due November 2033, effective interest rate 6.71%	500,000	—
Commercial paper, weighted average interest rate 5.45% at May 4, 2024 and 5.43% at August 26, 2023	1,840,900	1,209,600
Total debt before discounts and debt issuance costs	9,040,900	7,709,600
Less: Current portion of debt	500,000	—
Less: Discounts and debt issuance costs	44,612	41,051
Long-term debt	$8,496,288	$7,668,549

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

As of May 4, 2024 and August 26, 2023, the Company had no outstanding borrowings and $1.8 million of outstanding letters of credit under the Revolving Credit Agreement.

The Company also maintains a letter of credit facility that allows it to request the participating bank to issue letters of credit on its behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of May 4, 2024 and August 26, 2023, the Company had $16.1 million and $25.0 million, respectively, in letters of credit outstanding under the letter of credit facility, which expires in June 2025.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, the Company had $128.5 million and $107.2 million in letters of credit outstanding as of May 4, 2024 and August 26, 2023, respectively. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of May 4, 2024, the $1.8 billion commercial paper borrowings and the $400 million 3.250% Senior Notes due April 2025 were included in Long-term debt in the accompanying Condensed Consolidated Balance Sheets as the Company currently has the ability and intent to refinance them on a long-term basis through available capacity under its Revolving Credit Agreement. As of May 4, 2024, the Company had $2.2 billion of availability under its Revolving Credit Agreement, without giving effect to commercial paper borrowings, which would allow it to replace these short-term obligations with a long-term financing facility.

On April 18, 2024, the Company repaid the $300 million 3.125% Senior Notes due April 2024.

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

The fair value of the Company’s debt was estimated at $8.8 billion as of May 4, 2024, and $7.3 billion as of August 26, 2023, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the carrying value of debt by $236.2 million and $406.6 million at May 4, 2024 and August 26, 2023, respectively, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts.

As of May 4, 2024, the Company was in compliance with all covenants and expects to remain in compliance with all covenants under its borrowing arrangements.

Note I – Stock Repurchase Program

From January 1, 1998 to May 4, 2024, the Company has repurchased a total of 154.9 million shares of its common stock at an aggregate cost of $36.3 billion, including 905.4 thousand shares of its common stock at an aggregate cost of $2.5 billion during the thirty-six week period ended May 4, 2024.

On December 20, 2023, the Board voted to authorize the repurchase of an additional $2.0 billion of the Company’s common stock in connection with its ongoing share repurchase program, which raised the total value of shares authorized to be repurchased to $37.7 billion. Considering the cumulative repurchases as of May 4, 2024, the Company had $1.4 billion remaining under the Board’s authorization to repurchase its common stock.

During the thirty-six week period ended May 4, 2024, the Company retired 1.7 million shares of treasury stock which had been previously repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $4.1 billion and decreased Additional paid-in capital by $142.4 million. During the comparable prior year period, the Company retired 2.1 million shares of treasury stock, which increased Retained deficit by $4.2 billion and decreased Additional paid-in capital by $143.4 million.

Subsequent to May 4, 2024 and through May 31, 2024, the Company has repurchased 65.6 thousand shares of its common stock at an aggregate cost of $188.0 million.

Note J – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, unrealized gains (losses) on available-for-sale marketable debt securities and activity for interest rate swaps and treasury rate locks that qualified as cash flow hedges.

Changes in Accumulated other comprehensive loss for the twelve week periods ended May 4, 2024 and May 6, 2023 consisted of the following:

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at February 10, 2024	$(192,439)	$(839)	$(11,621)	$(204,899)
Other comprehensive income (loss) before reclassifications(2)	1,630	(34)	—	1,596
Amounts reclassified from Accumulated other comprehensive loss(2)	—	—	404	404
Balance at May 4, 2024	$(190,809)	$(873)	$(11,217)	$(202,899)

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at February 11, 2023	$(254,795)	$(2,294)	$(12,223)	$(269,312)
Other comprehensive income (loss) before reclassifications(2)	41,657	948	(1,146)	41,459
Amounts reclassified from Accumulated other comprehensive loss(2)	—	(25)	403	378
Balance at May 6, 2023	$(213,138)	$(1,371)	$(12,966)	$(227,475)

Changes in Accumulated other comprehensive loss for the thirty-six week periods ended May 4, 2024 and May 6, 2023 consisted of the following:

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at August 26, 2023	$(176,557)	$(1,851)	$(12,428)	$(190,836)
Other comprehensive (loss) income before reclassifications(2)	(14,252)	978	—	(13,274)
Amounts reclassified from Accumulated other comprehensive loss(2)	—	—	1,211	1,211
Balance at May 4, 2024	$(190,809)	$(873)	$(11,217)	$(202,899)

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at August 27, 2022	$(280,190)	$(2,171)	$(18,175)	$(300,536)
Other comprehensive income before reclassifications(2)	67,052	825	3,635	71,512
Amounts reclassified from Accumulated other comprehensive loss(2)	—	(25)	1,574	1,549
Balance at May 6, 2023	$(213,138)	$(1,371)	$(12,966)	$(227,475)
(1)	Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries’ earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.
(2)	Amounts shown are net of tax.

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

Stock Options:

The Company made stock option grants for 134,821 shares during the thirty-six week period ended May 4, 2024 and granted options to purchase 161,510 shares during the comparable prior year period. The Company grants options to purchase common stock to certain of its employees under its equity incentive plans at prices equal to or above the market value of the stock on the date of grant. Option-vesting periods range from four to five years, with the vast majority of options vesting ratably over four years. The fair value of each option is amortized into compensation expense on a straight-line basis over the requisite service period, less estimated forfeitures. Employees who meet the qualified retirement provisions under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan are assumed to have a 0% forfeiture rate. All other employee grants assume a 10% forfeiture rate, which is based on historical experience.

The weighted average fair value of the stock option awards granted during the thirty-six week periods ended May 4, 2024 and May 6, 2023, using the Black-Scholes-Merton multiple-option pricing valuation model, was $915.03 and $764.68 per share, respectively, using the following weighted average key assumptions:

	Thirty-Six Weeks Ended
	May 4,	May 6,
	2024	2023

Expected price volatility	29%	29%
Risk-free interest rate	4.8%	3.8%
Weighted average expected lives (in years)	5.4	5.5
Forfeiture rate	7%	10%
Dividend yield	0%	0%

During the thirty-six week period ended May 4, 2024, and the comparable prior year period, 185,304 and 208,482 stock options, respectively, were exercised at a weighted average exercise price of $801.74 and $705.52, respectively.

As of May 4, 2024, total unrecognized share-based expense related to stock options, net of estimated forfeitures, was approximately $131.2 million, before income taxes, which we expect to recognize over an estimated weighted average period of 3.1 years.

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

The Company made grants of 3,173 and 3,584 restricted stock unit awards at weighted average grant date fair values of $2,560.56 and $2,267.40, respectively, during the thirty-six week periods ended May 4, 2024 and May 6, 2023.

During the thirty-six week period ended May 4, 2024, and the comparable prior year period, 4,741 and 6,643 restricted stock unit awards, respectively, were vested at a weighted average grant date fair value of $1,617.00 and $1,276.32, respectively.

As of May 4, 2024, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $8.5 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.6 years.

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) for the twelve and thirty-six week periods ended May 4, 2024, was $25.4 million and $71.3 million, respectively. For the comparable prior year periods, total share-based compensation expense was $20.0 million and $62.4 million, respectively.

For the twelve and thirty-six week periods ended May 4, 2024, 131,280 and 115,997, respectively, stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year periods, 154,041 and 132,965 anti-dilutive stock options were excluded from the dilutive earnings per share computation.

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

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 7,236 stores in the U.S., Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 4,	May 6,	May 4,	May 6,
(in thousands)	2024	2023	2024	2023

Net Sales
Auto Parts Stores	$4,156,411	$4,016,692	$12,058,444	$11,555,708
Other	79,074	73,849	226,444	210,883
Total	$4,235,485	$4,090,541	$12,284,888	$11,766,591

Segment Profit
Auto Parts Stores	$2,218,950	$2,102,768	$6,424,651	$5,945,080
Other	46,572	43,358	134,539	125,671
Gross profit	2,265,522	2,146,126	6,559,190	6,070,751
Operating, selling, general and administrative expenses	(1,365,341)	(1,287,645)	(4,067,163)	(3,819,261)
Interest expense, net	(104,422)	(74,313)	(298,426)	(197,645)
Income before income taxes	$795,759	$784,168	$2,193,601	$2,053,845

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

AutoZone, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. (the Company) as of May 4, 2024, the related condensed consolidated statements of income, comprehensive income and stockholders’ deficit for the twelve and thirty-six week periods ended May 4, 2024 and May 6, 2023, the condensed consolidated statements of cash flows for the thirty-six week periods ended May 4, 2024 and May 6, 2023 and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

June 7, 2024

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

Forward-Looking Statements

Certain statements herein constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “seek,” “may,” “could” and similar expressions. These are based on assumptions and assessments made by our management in light of experience, historical trends, current conditions, expected future developments and other factors that we believe appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand, due to changes in fuel prices, miles driven or otherwise; energy prices; weather, including extreme temperatures and natural disasters; competition; credit market conditions; cash flows; access to financing on favorable terms; future stock repurchases; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; risks associated with self-insurance; war and the prospect of war, including terrorist activity; public health issues; inflation, including wage inflation; the ability to hire, train and retain qualified employees, including members of management; construction delays; failure or interruption of our information technology systems; issues relating to the confidentiality, integrity or availability of information, including due to cyber-attacks; historic growth rate sustainability; downgrade of our credit ratings; damage to our reputation; challenges associated with doing business in and expanding into international markets; origin and raw material costs of suppliers; inventory availability; disruption in our supply chain; tariffs; new accounting standards; our ability to execute our growth initiatives; and other business interruptions. These and other risks and uncertainties could materially and adversely affect our business and are discussed in more detail in the “Risk Factors” section in Item 1A under Part 1 of our Annual Report on Form 10-K for the year ended August 26, 2023. Forward-looking statements are not guarantees of future performance and actual results may differ from those contemplated by such forward-looking statements. However, it is not possible to identify or predict all such risks and other factors that could affect these forward-looking statements. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are the leading retailer and distributor of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at May 4, 2024, operated 6,364 stores in the U.S., 763 stores in Mexico and 109 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At May 4, 2024, in 5,843 of our domestic stores as well as the vast majority of our stores in Mexico and Brazil, we had a commercial sales program that provides prompt delivery of parts and other products and commercial credit to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts. Through our mobile applications and websites, including www.autozone.com, we also sell automotive hard parts, maintenance items, accessories and non-automotive products, and our commercial customers can make purchases through www.autozonepro.com. Additionally, we sell the ALLDATA brand automotive diagnostic, repair, collision and shop management software through www.alldata.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services. Our websites and the information contained therein or linked thereto are not intended to be incorporated into this report.

Operating results for the twelve and thirty-six weeks ended May 4, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2024. Each of the first three quarters of our fiscal year consists of

12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter of fiscal 2024 has 17 weeks, and the fourth quarter of fiscal 2023 had 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September, and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales for the twelve weeks ended May 4, 2024 increased to $4.2 billion, a 3.5% increase over the comparable prior year period. Our retail and commercial sales in our domestic and international markets grew as we continue to make progress on our growth initiatives. Operating profit increased 4.9% to $900.2 million, net income increased 0.6% to $651.7 million and diluted earnings per share increased 7.5% to $36.69 for the quarter.

During the third quarter of fiscal 2024, failure and maintenance related categories represented the largest portion of our sales mix at approximately 85% of total sales, which is consistent with the comparable prior year period. Failure related categories continue to be the largest portion of our sales mix. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by weather over a short-term period. Over the long-term, we believe the impact of weather on our sales mix is not significant.

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

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. While over the long-term we have seen a close correlation between our net sales and the number of miles driven, we have also seen time frames of minimal correlation in sales performance and miles driven. During the periods of minimal correlation between net sales and miles driven, we believe net sales have been positively impacted by other factors, including macroeconomic factors and the number of seven year old or older vehicles on the road. The average age of the U.S. light vehicle fleet remains in our industry’s favor as the average age has exceeded 11 years since 2012, according to the latest data provided by S&P Global Mobility. As of January 1, 2024, the average age of light vehicles on the road was 12.6 years. Since the beginning of the fiscal year and through March 2024 (latest publicly available information from the U.S. Department of Transportation), miles driven in the U.S. were up 1.2% compared to the same period in the prior year.

Twelve Weeks Ended May 4, 2024

Compared with Twelve Weeks Ended May 6, 2023

Net sales for the twelve weeks ended May 4, 2024 increased $144.9 million to $4.2 billion, or 3.5% over net sales of $4.1 billion for the comparable prior year period. This growth was primarily driven by net sales of $76.9 million from new domestic and international stores and an increase in total company same store sales of 0.9% on a constant currency basis. Domestic commercial sales increased $36.6 million to $1.1 billion, or 3.3% over the comparable prior year.

Same store sales, or sales from our domestic and international stores open at least one year, are as follows:

	Twelve Weeks Ended
			Constant Currency (1)
	May 4, 2024	May 6, 2023	May 4, 2024	May 6, 2023
Domestic	0.0%	1.9%	0.0%	1.9%
International	18.1%	26.8%	9.3%	14.7%
Total Company	1.9%	4.0%	0.9%	3.0%
(1)	Constant currency same store sales exclude impacts from fluctuations of foreign exchange rates by converting both the current year and prior year international results at the prior year foreign currency exchange rate.

Gross profit for the twelve weeks ended May 4, 2024 was $2.3 billion, compared with $2.1 billion during the comparable prior year period. Gross profit, as a percentage of sales, was 53.5% compared to 52.5% during the comparable prior year period. The increase in gross margin was driven by higher merchandise margins and a 15 basis point ($7.0 million net) non-cash LIFO favorability.

Operating, selling, general and administrative expenses for the twelve weeks ended May 4, 2024 were $1.4 billion compared with $1.3 billion during the comparable prior year period. As a percentage of sales, these expenses were 32.2% compared with 31.5% during the comparable prior year period. The increase was primarily driven by domestic store payroll.

Net interest expense was $104.4 million and $74.3 million for the twelve weeks ended May 4, 2024 and May 6, 2023, respectively. Average borrowings were $8.8 billion and $7.2 billion and weighted average borrowing rates were 4.43% and 3.85% for the twelve weeks ended May 4, 2024 and May 6, 2023, respectively.

Our effective income tax rate was 18.1% and 17.4% of pretax income for the twelve weeks ended May 4, 2024 and May 6, 2023, respectively. The benefit from stock options exercised for the twelve week period ended May 4, 2024 was $38.1 million compared to $46.7 million in the comparable prior year period.

Net income for the twelve weeks ended May 4, 2024 increased by $4.0 million from the comparable prior year period to $651.7 million due to the factors set forth above, and diluted earnings per share increased by 7.5% to $36.69 from $34.12. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.55 per share.

Thirty-six Weeks Ended May 4, 2024

Compared with Thirty-six Weeks Ended May 6, 2023

Net sales for the thirty-six weeks ended May 4, 2024 increased $518.3 million to $12.3 billion, or 4.4% over net sales of $11.8 billion for the comparable prior year period. This growth was driven primarily by net sales of $220.4 million from new domestic and international stores and an increase in total company same store sales of 1.5% on a constant currency basis. Domestic commercial sales increased $120.8 million to $3.2 billion, or 3.9% over the comparable prior year period.

Same store sales, or sales from our domestic and international stores open at least one year, are as follows:

	Thirty-Six Weeks Ended
			Constant Currency (1)
	May 4, 2024	May 6, 2023	May 4, 2024	May 6, 2023
Domestic	0.5%	4.2%	0.5%	4.2%
International	22.2%	26.6%	10.2%	18.5%
Total Company	2.7%	6.1%	1.5%	5.4%
(1)	Constant currency same store sales exclude impacts from fluctuations of foreign exchange rates by converting both the current year and prior year international results at the prior year foreign currency exchange rate.

Gross profit for the thirty-six weeks ended May 4, 2024 was $6.6 billion, compared with $6.1 billion during the comparable prior year period. Gross profit, as a percentage of sales, was 53.4% compared to 51.6% during the comparable prior year period. The increase in gross margin was driven by a 95 basis point ($114.0 million net) non-cash LIFO favorability, with the remaining increase resulting primarily from higher merchandise margins and favorable supply chain costs.

Operating, selling, general and administrative expenses for the thirty-six weeks ended May 4, 2024, were $4.1 billion compared with $3.8 billion during the comparable prior year period. As a percentage of sales, these expenses were 33.1% compared with 32.5% during the comparable prior year period. The increase was primarily driven by domestic store payroll.

Net interest expense was $298.4 million and $197.6 million for the thirty-six weeks ended May 4, 2024 and May 6, 2023, respectively. Average borrowings were $8.5 billion and $6.8 billion and weighted average borrowing rates were 4.35% and 3.67% for the thirty-six week periods ended May 4, 2024 and May 6, 2023, respectively.

Our effective income tax rate was 19.8% and 19.0% of pretax income for the thirty-six weeks ended May 4, 2024 and May 6, 2023, respectively. The benefit from stock options exercised for the thirty-six week period ended May 4, 2024 was $72.3 million compared to $89.8 million in the comparable prior year period.

Net income for the thirty-six weeks ended May 4, 2024 increased by $96.6 million from the comparable prior year period to $1.8 billion due to the factors set forth above, and diluted earnings per share increased by 14.0% to $98.11 from $86.10. The impact on current year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.80.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. We believe that our cash generated from operating activities and available credit, supplemented with our long-term borrowings, will provide ample liquidity to fund our operations while allowing us to make strategic investments to support long-term growth initiatives and return excess cash to shareholders in the form of share repurchases. As of May 4, 2024, we held $275.4 million of cash and cash equivalents, as well as $2.2 billion in undrawn capacity on our Revolving Credit Agreement, before giving effect to commercial paper borrowings. We believe our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, repay our debt as it becomes due and fund our share repurchases over the short-term and long-term. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary. However, decreased demand for our products or changes in customer buying patterns would negatively impact our ability to generate cash from operating activities. Decreased demand or changes in buying patterns could also impact our ability to meet the debt covenants of our credit agreements and, therefore, negatively impact the funds available under our Revolving Credit Agreement. In the event our liquidity is insufficient, we may be required to limit our spending.

For the each of the thirty-six week periods ended May 4, 2024 and May 6, 2023, our net cash flows from operating activities provided $1.9 billion. Cash flows from operations are slightly favorable to last year primarily due to higher net income.

Our net cash flows used in investing activities for the thirty-six weeks ended May 4, 2024 were $916.3 million as compared with $479.0 million in the comparable prior year period. Capital expenditures for the thirty-six weeks ended May 4, 2024 were $725.9 million compared to $430.4 million in the comparable prior year period. The increase in capital expenditures was primarily driven by our growth initiatives, including investments in distribution centers and stores to be opened in subsequent periods as well as stores opened in the current thirty-six week period. During the thirty-six week periods ended May 4, 2024 and May 6, 2023, we opened 96 and 101 net new stores, respectively. Investing cash flows were impacted by our wholly-owned captive, which purchased $17.6 million and sold $21.2 million in marketable debt securities during the thirty-six weeks ended May 4, 2024. During the comparable prior year period, the captive purchased $48.4 million and sold $37.5 million in marketable debt securities. Our investment in tax credit equity investments was $193.3 million during the thirty-six weeks ended May 4, 2024 compared to $50.7 million during the comparable prior year period.

Our net cash flows used in financing activities for the thirty-six weeks ended May 4, 2024 were $1.0 billion compared to $1.4 billion in the comparable prior year period. During each of the thirty-six week periods ended May 4, 2024 and May 6, 2023, we received $1.0 billion in debt issuances. We repaid our $300 million 3.125% Senior Notes due April 2024 and our $300 million 2.875% Senior Notes due January 2023 during the thirty-six weeks ended May 4, 2024 and May 6, 2023, respectively. Stock repurchases were $2.4 billion in the current thirty-six week period as compared with $2.7 billion in the comparable prior year period. The stock repurchases were primarily funded by cash flows from operations and increased borrowings. For the thirty-six week period ended May 4, 2024 and the comparable prior year period, we had $631.3 million and $524.0 million in net proceeds from commercial paper, respectively. Proceeds from the issuance of common stock from exercises of stock options for the thirty-six weeks ended May 4, 2024 and May 6, 2023 provided $154.4 million and $154.9 million, respectively.

During fiscal 2024, we are increasing the investment in our business as compared to fiscal 2023. Our investment increases are primarily due to our supply chain initiatives, which include new distribution centers as well as expanded hubs and mega hubs, and new stores. The amount of investments in our new stores is impacted by different factors, including whether the building and land are purchased (requiring higher investment) or leased (generally lower investment) and whether such buildings are located in the U.S., Mexico or Brazil, or located in urban or rural areas.

In addition to the building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our suppliers’ ability to factor their receivables from us. The Company has arrangements with third-party financial institutions to confirm invoice balances owed by the Company to certain suppliers and pay the financial institutions the confirmed amounts on the invoice due dates. These arrangements allow the Company’s inventory suppliers, at their sole discretion, to enter into agreements with these financial institutions to finance the Company’s obligations to the suppliers at terms negotiated between the suppliers and the financial institutions. Supplier participation is optional and our obligations to our suppliers, including the amount and dates due, are not impacted by our suppliers’ decision to enter into an agreement with a third-party financial institution. A downgrade in our credit ratings or changes in the financial markets could limit the financial institutions’ willingness to participate in these arrangements. We plan to continue negotiating extended terms with our suppliers, benefitting our required working capital and resulting in a high accounts payable to inventory ratio. We had an accounts payable to inventory ratio of 119.7% at May 4, 2024 and 126.5% at May 6, 2023.

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

For the trailing four quarters ended May 4, 2024, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP measure, was 51.4% as compared to 55.2% for the comparable prior year period. Adjusted ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

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

As of May 4, 2024, we had no outstanding borrowings and $1.8 million of outstanding letters of credit under our Revolving Credit Agreement.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of May 4, 2024, we had $16.1 million in letters of credit outstanding under the letter of credit facility, which expires in June 2025.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, we had $128.5 million in letters of credit outstanding as of May 4, 2024. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of May 4, 2024, the $1.8 billion commercial paper borrowings and the $400 million 3.250% Senior Notes due April 2025 were included in Long-term debt in the accompanying Condensed Consolidated Balance Sheets as we currently have the ability and intent to refinance them on a long-term basis through available capacity under our Revolving Credit Agreement. As of May 4, 2024, we had $2.2 billion of availability under our Revolving Credit Agreement, without giving effect to commercial paper borrowings, which would allow us to replace these short-term obligations with a long-term financing facility.

On April 18, 2024, we repaid the $300 million 3.125% Senior Notes due April 2024.

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

As of May 4, 2024, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.5:1 as of May 4, 2024 and was 2.3:1 as of May 6, 2023. We calculate adjusted debt as the sum of total debt, financing lease liabilities and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent, and share-based compensation expense to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. To the extent EBITDAR increases, we expect our debt levels to increase; conversely, if EBITDAR decreases, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

From January 1, 1998 to May 4, 2024, we have repurchased a total of 154.9 million shares of our common stock at an aggregate cost of $36.3 billion, including 905.4 thousand shares of our common stock at an aggregate cost of $2.5 billion during the thirty-six week period ended May 4, 2024.

On December 20, 2023, the Board voted to authorize the repurchase of an additional $2.0 billion of our common stock in connection with our ongoing share repurchase program, which raised the total value of shares authorized to be repurchased to $37.7 billion. Considering the cumulative repurchases as of May 4, 2024, we had $1.4 billion remaining under the Board’s authorization to repurchase our common stock.

Subsequent to May 4, 2024 and through May 31, 2024, we have repurchased 65.6 thousand shares of our common stock at an aggregate cost of $188.0 million.

Off-Balance Sheet Arrangements

Since our fiscal year end, we have canceled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to our casualty insurance carriers. Our total stand-by letters of credit commitment at May 4, 2024, was $146.4 million, compared with $134.0 million at August 26, 2023, and our total surety bonds commitment at May 4, 2024, was $47.7 million, compared with $43.1 million at August 26, 2023.

Financial Commitments

Except for the $500 million 6.250% Senior Notes due November 2028 and $500 million 6.550% Senior Notes due November 2033 debt issuances, the $300 million 3.125% Senior Notes debt repayment and the $631.3 million net increase in commercial paper, there were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 26, 2023.

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

We have included reconciliations of this information to the most comparable GAAP measures in the following reconciliation tables.

Reconciliation of Non-GAAP Financial Measure: Adjusted After-Tax ROIC

The following tables calculate the percentages of adjusted ROIC for the trailing four quarters ended May 4, 2024 and May 6, 2023.

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 26,	May 6,	August 26,	May 4,	May 4,
(in thousands, except percentage)	2023	2023	2023	2024	2024

Net income	$2,528,426	$1,663,585	$864,841	$1,760,219	$2,625,060
Adjustments:
Interest expense	306,372	197,645	108,727	298,426	407,153
Rent expense(1)	406,398	281,567	124,831	300,460	425,291
Tax effect(2)	(146,831)	(98,718)	(48,113)	(123,371)	(171,484)
Adjusted after-tax return	$3,094,365	$2,044,079	$1,050,286	$2,235,734	$3,286,020

Average debt(3)					$8,243,879
Average stockholders’ deficit(3)					(4,708,140)
Add: Rent x 6(1)					2,551,746
Average finance lease liabilities(3)					306,316
Invested capital					$6,393,801

Adjusted after-tax ROIC					51.4%

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 27,	May 7,	August 27,	May 6,	May 6,
(in thousands, except percentage)	2022	2022	2022	2023	2023

Net income	$2,429,604	$1,619,561	$810,043	$1,663,585	$2,473,628
Adjustments:
Interest expense	191,638	127,642	63,996	197,645	261,641
Rent expense(1)	373,278	251,433	121,845	281,567	403,412
Tax effect(2)	(112,983)	(75,815)	(37,168)	(95,842)	(133,010)
Adjusted after-tax return	$2,881,537	$1,922,821	$958,716	$2,046,955	$3,005,671

Average debt(3)					$6,578,133
Average stockholders' deficit(3)					(3,849,963)
Add: Rent x 6(1)					2,420,472
Average finance lease liabilities(3)					296,772
Invested capital					$5,445,414

Adjusted after-tax ROIC					55.2%

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended May 4, 2024 and May 6, 2023.

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 26,	May 6,	August 26,	May 4,	May 4,
(in thousands, except ratio)	2023	2023	2023	2024	2024

Net income	$2,528,426	$1,663,585	$864,841	$1,760,219	$2,625,060
Add: Interest expense	306,372	197,645	108,727	298,426	407,153
Income tax expense	639,188	390,260	248,928	433,382	682,310
EBIT	3,473,986	2,251,490	1,222,496	2,492,027	3,714,523
Add: Depreciation and amortization expense	497,577	339,087	158,490	374,416	532,906
Rent expense(1)	406,398	281,567	124,831	300,460	425,291
Share-based expense	93,087	62,389	30,698	71,314	102,012
EBITDAR	$4,471,048	$2,934,533	$1,536,515	$3,238,217	$4,774,732

Debt					$8,996,288
Financing lease liabilities					344,966
Add: Rent x 6(1)					2,551,746
Adjusted debt					$11,893,000

Adjusted debt to EBITDAR					2.5

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 27,	May 7,	August 27,	May 6,	May 6,
(in thousands, except ratio)	2022	2022	2022	2023	2023

Net income	$2,429,604	$1,619,561	$810,043	$1,663,585	$2,473,628
Add: Interest expense	191,638	127,642	63,996	197,645	261,641
Income tax expense	649,487	419,712	229,775	390,260	620,035
EBIT	3,270,729	2,166,915	1,103,814	2,251,490	3,355,304
Add: Depreciation and amortization expense	442,223	301,365	140,858	339,087	479,945
Rent expense(1)	373,278	251,433	121,845	281,567	403,412
Share-based expense	70,612	49,058	21,554	62,389	83,943
EBITDAR	$4,156,842	$2,768,771	$1,388,071	$2,934,533	$4,322,604

Debt					$7,340,484
Financing lease liabilities					284,896
Add: Rent x 6(1)					2,420,472
Adjusted debt					$10,045,852

Adjusted debt to EBITDAR					2.3

(1)	The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the trailing four quarters ended May 4, 2024 and May 6, 2023.

	Trailing Four Quarters Ended
(in thousands)	May 4, 2024	May 6, 2023

Total lease cost, per ASC 842	$558,627	$513,857
Less: Finance lease interest and amortization	(97,717)	(81,871)
Less: Variable operating lease components, related to insurance and common area maintenance	(35,619)	(28,574)
Rent expense	$425,291	$403,412

(2)	Effective tax rate over trailing four quarters ended May 4, 2024 and May 6, 2023 was 20.6% and 20.0%, respectively.
(3)	All averages are computed based on trailing five quarter balances.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

At May 4, 2024, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 26, 2023 were the $500 million 6.250% Senior Notes due November 2028 and $500 million 6.550% Senior Notes due November 2033 debt issuances, the $300 million 3.125% Senior Notes debt repayment and the $631.3 million net increase in commercial paper.

The fair value of the Company’s debt was estimated at $8.8 billion as of May 4, 2024, and $7.3 billion as of August 26, 2023, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the carrying value of debt by $236.2 million and $406.6 million at May 4, 2024 and August 26, 2023, respectively, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts. We had $1.8 billion and $1.2 billion of variable rate debt outstanding at May 4, 2024 and at August 26, 2023, respectively. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $18.4 million in fiscal 2024. The primary interest rate exposure is based on the federal funds rate. We had outstanding fixed rate debt of $7.2 billion, net of unamortized debt issuance costs of $44.6 million at May 4, 2024 and $6.5 billion, net of unamortized debt issuance costs of $41.1 million at August 26, 2023. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by $294.3 million at May 4, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of May 4, 2024, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 4, 2024.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 4, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended May 4, 2024 were as follows:

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

February 11, 2024 to March 9, 2024	63,024	$2,890.47	63,024	$1,927,073,459
March 10, 2024 to April 6, 2024	80,232	3,173.69	80,232	1,672,441,727
April 7, 2024 to May 4, 2024	98,747	3,016.93	98,747	1,374,528,907
Total	242,003	$3,035.97	242,003	$1,374,528,907

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

Subsequent to May 4, 2024 and through May 31, 2024, we have repurchased 65.6 thousand shares of our common stock at an aggregate cost of $188.0 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None. Without limiting the generality of the foregoing, during the quarterly period ended May 4, 2024, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading agreement” or any “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are being filed herewith:

Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.
3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Eighth Amended and Restated By-Laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 23, 2023.

15.1*	Letter Regarding Unaudited Interim Financial Statements.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2024, has been formatted in Inline XBRL.

*	Furnished herewith.

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

Dated: June 7, 2024