Form 10-K
period 2024-08-31
AUTOZONE INC
filed 2024-10-28
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2024.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $46,251,857,027.

The number of shares of Common Stock outstanding as of October 21, 2024, was 16,904,289.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement to be filed within 120 days of August 31, 2024, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held December 18, 2024, are incorporated by reference into Part III.

Forward-Looking Statements

Certain statements herein constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “seek,” “may,” “could” and similar expressions, although not all forward-looking statements contain such identifying words. These statements are based on assumptions and assessments made by our management in light of experience, historical trends, current conditions, expected future developments and other factors that we believe appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand, due to changes in fuel prices, miles driven or otherwise; energy prices; weather, including extreme temperatures and natural disasters; competition; credit market conditions; cash flows; access to financing on favorable terms; future stock repurchases; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; risks associated with self-insurance; war and the prospect of war, including terrorist activity; public health issues; inflation, including wage inflation; exchange rates; the ability to hire, train and retain qualified employees, including members of management; construction delays; failure or interruption of our information technology systems; issues relating to the confidentiality, integrity or availability of information, including due to cyber-attacks; historic growth rate sustainability; downgrade of our credit ratings; damage to our reputation; challenges associated with doing business in and expanding into international markets; origin and raw material costs of suppliers; inventory availability; disruption in our supply chain; tariffs; new accounting standards; our ability to execute our growth initiatives; and other business interruptions. These and other risks and uncertainties could materially and adversely affect our business and are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of this Annual Report on Form 10-K for the year ended August 31, 2024. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those contemplated by such forward-looking statements. Events described above and in the “Risk Factors” section could materially and adversely affect our business. However, it is not possible to identify or predict all such risks and other factors that could affect these forward-looking statements. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Introduction

AutoZone, Inc. (“AutoZone,” the “Company,” “we,” “our” or “us”) is the leading retailer and distributor of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at August 31, 2024, operated 6,432 stores in the United States (“U.S.”), 794 stores in Mexico and 127 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 31, 2024, in 5,898 of our domestic stores as well as the vast majority of our stores in Mexico and Brazil, we had a commercial sales program that provides prompt delivery of parts and other products and commercial credit to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts. We also sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. Additionally, we sell the ALLDATA brand of automotive diagnostic, repair, collision and shop management software through www.alldata.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services. Our websites and the information contained therein or linked thereto are not intended to be incorporated into this report.

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

We seek to be the employer of choice as we compete for talent in our retail stores, field supervision, distribution centers, and store support functions. We focus heavily on retention by offering competitive compensation and benefits packages, extensive training and development opportunities and by leveraging our business resource groups (“BRGs”) to support AutoZoners across the organization contribute their voices, time, and talent to helping other AutoZoners succeed in their careers.

As of August 31, 2024, we employed approximately 126,000 AutoZoners, approximately 60 percent of whom were employed full-time and the remaining 40 percent were employed part-time. About 90 percent of our AutoZoners were employed in stores or in direct field supervision, approximately 6 percent in distribution centers and approximately 4 percent in store support and other functions. Included in the above numbers are approximately 17,500 AutoZoners employed in our international operations. We have never experienced any material labor disruption, do not have any collective bargaining agreements in the U.S. and believe that relations with our AutoZoners are good.

Training & Development

We have a number of different types of jobs and career opportunities. While many of our AutoZoners follow more traditional career paths (e.g., part-time to full-time sales, store manager, district manager, regional manager, vice president), we encourage cross-functional development and support of AutoZoners as they expand their career into other departments and fields of interest within the Company. Many members of our senior leadership team have held positions in multiple areas of the business. We also invest in advanced leadership training to deepen our bench strength and support succession planning. For additional information, see “Store Operations—Store Personnel Training and Incentives” below. We believe these opportunities are important to attract, motivate and retain high quality AutoZoners.

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

Diversity, Equity and Inclusion (“DEI”)

“Embraces Diversity” is one of our Values, and we believe a diverse workforce has made meaningful contributions to our success. Our DEI efforts influence and inform many parts of our human capital management efforts including talent acquisition, retention, professional development and workforce management. Our first BRG was established in 2014 (AutoZone Women’s Initiative). Since then, five other BRGs now exist to help AutoZoners across the organization grow and succeed in their careers. The BRGs are open to all AutoZoners.

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

Store Operations

At August 31, 2024 our stores were in the following locations:

Store
Count
Alabama	124
Alaska	8
Arizona	172
Arkansas	75
California	670
Colorado	102
Connecticut	59
Delaware	22
Florida	441
Georgia	217
Hawaii	12
Idaho	33
Illinois	249
Indiana	165
Iowa	37
Kansas	56
Kentucky	107
Louisiana	134
Maine	14
Maryland	97
Massachusetts	90
Michigan	223
Minnesota	68
Mississippi	99
Missouri	123
Montana	15
Nebraska	25
Nevada	73
New Hampshire	23
New Jersey	127
New Mexico	64
New York	224
North Carolina	244
North Dakota	7
Ohio	289
Oklahoma	90
Oregon	58
Pennsylvania	241
Puerto Rico	56
Rhode Island	19
Saint Thomas	1
South Carolina	108
South Dakota	10
Tennessee	184
Texas	709
Utah	72
Vermont	2
Virginia	156
Washington	100
Washington, DC	5
West Virginia	45
Wisconsin	79
Wyoming	9
Total Domestic stores	6,432
Mexico	794
Brazil	127
Total stores	7,353

Store Formats

Substantially all stores are based on standard store formats, resulting in generally consistent appearance, merchandising and product mix with approximately 90% to 99% of each store’s square footage used as selling space. Most of our stores carry approximately 20,000 to 25,000 unique SKUs with 40% to 50% of the space dedicated to hard parts inventory. Hub stores carry approximately 40,000 to 50,000 unique SKUs and mega hub stores carry approximately 80,000 to 110,000 unique SKUs with 70% to 85% of their space utilized for hard parts. The hard parts inventory area is generally fronted by counters or pods that run the depth or length of the store, dividing the hard parts area from the remainder of the store. The remaining selling space contains displays of maintenance, accessories and non-automotive items.

Stores are replenished primarily by the nearest distribution center but also typically have same-day access to one of our 327 domestic and 46 international hub stores’ expanded inventory assortment. As a subset of our domestic hub stores, we ended fiscal 2024 with 109 mega hub stores, an increase of 11 since the end of fiscal 2023. Additionally, we have three mega hub stores in Mexico. Hub and mega hub stores work in concert with other stores to drive customer satisfaction through improved local parts availability and expanded product assortments.

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

Store Support Centers

All store support functions are centralized in our store support centers located in Memphis, Tennessee; Monterrey, Mexico; Chihuahua, Mexico; Sao Paulo, Brazil; and Gurugram, India. We believe that this centralization enhances consistent execution of our merchandising and marketing strategies at the store level, while reducing expenses and cost of sales. In addition, we have offices in Shanghai, China and Istanbul, Turkey that provide sourcing or other support functions.

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

Commercial

Our commercial sales program operates in a highly fragmented market, and we are a leading distributor of automotive parts and other products to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts in the Americas. As part of our program, we offer credit and delivery to our customers, as well as online ordering through www.autozonepro.com or through the AutoZone Pro mobile application. Through our hub and mega hub stores, we offer a greater range than our satellite stores of parts and products desired by professional technicians. We have dedicated sales teams focused on independent repair shops as well as national, regional and fleet commercial accounts.

Store Development

The following table reflects our store development during the past five fiscal years:

	Fiscal Year
	2024	2023	2022	2021	2020
Stores:
Beginning	7,140	6,943	6,767	6,549	6,411
New	217	198	177	219	138
Closed	4	1	1	1	—
Net new	213	197	176	218	138
Relocated	6	12	13	12	5
Ending	7,353	7,140	6,943	6,767	6,549

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

Marketing and Merchandising Strategy

We are dedicated to providing customers with superior service and trustworthy advice as well as quality automotive parts and products at a great value in our conveniently located, well-designed stores and through our online platforms. Key elements of this strategy are:

Customer Service

Customer service is the most important element in our marketing and merchandising strategy, which is based upon consumer marketing research. We emphasize that our AutoZoners should always put customers first by providing prompt, courteous service and trustworthy advice. Our electronic parts catalog assists in the selection of parts as well as identifying any associated warranties offered by us or our vendors. In addition to our in-store offerings, we sell our full suite of automotive hard parts, maintenance items, accessories and non-automotive parts through www.autozone.com, for pick-up in store or to be shipped directly to a customer’s home or business, with next day or same day delivery programs in most of our U.S. markets. Additionally, we offer a mobile application that provides customers with store locations, driving directions, operating hours, product availability, the ability to purchase products and other information.

We also provide access to specialty tools as one of our free services. Through our Loan-A-Tool program customers can borrow a specialty tool, such as a steering wheel puller, for which a do-it-yourself (“DIY”) customer or a repair shop would have little or no subsequent use beyond a single job. AutoZoners also provide free diagnostic and related services, including check engine and anti-lock braking system light readings through our AutoZone Fix Finder service, testing of starters, alternators and batteries, battery charging and the collection of used oil for recycling.

Merchandising

The following tables show some of the types of products we sell by major category of items:

Failure	Maintenance	Discretionary

A/C Compressors
Batteries & Accessories
Bearings
Belts & Hoses
Calipers
Chassis
Clutches
CV Axles
Engines
Fuel Pumps
Fuses
Ignition
Lighting
Mufflers
Radiators
Starters & Alternators
Thermostats
Tire Repair
Water Pumps

Antifreeze & Windshield Washer Fluid
Brake Drums, Rotors, Shoes & Pads
Chemicals, including Brake & Power
Steering Fluid, Oil & Fuel Additives
Oil & Transmission Fluid
Oil, Cabin, Air, Fuel & Transmission

Filters
Oxygen Sensors
Paint & Accessories
Refrigerant & Accessories
Shock Absorbers & Struts
Spark Plugs & Wires
Windshield Wipers

Air Fresheners
Cell Phone Accessories
Drinks & Snacks
Floor Mats & Seat Covers
Interior & Exterior Accessories
Mirrors
Performance Products
Protectants & Cleaners
Sealants & Adhesives
Steering Wheel Covers
Tools
Towing

Vehicle Entertainment Systems
Wash & Wax

We believe customer satisfaction is often impacted by our ability to promptly provide specific automotive products as requested. Each store carries the same basic products, but we tailor our hard parts inventory to the makes and models of the vehicles in each store’s trade area and tailor the remaining store’s assortment to the local demographics. Our hub stores (including mega hub stores, which carry an even broader assortment) carry a larger assortment of products that are available to customers of the surrounding local stores. We are continuously updating the products we offer to ensure our inventory matches the products our customers need or desire.

Pricing

We want to be the value leader in our industry, by consistently providing quality merchandise at the right price, backed by a satisfactory warranty and outstanding customer service. For many of our products, we offer multiple value choices in a good/better/best assortment, with appropriate price and quality differences from the “good” products to the “better” and “best” products. A key differentiating component versus our competitors is our exclusive line of in-house brands, which includes Duralast and the family of Duralast brands, Econocraft, ProElite, ShopPro, SureBilt, TotalPro, TruGrade and Valucraft. We believe that our overall value compares favorably to that of our competitors.

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

Purchasing and Supply Chain

Merchandise is selected and purchased for all stores through our store support centers located in Memphis, Tennessee; Monterrey, Mexico; Sao Paulo, Brazil and Gurugram, India. Additionally, we have offices in Shanghai, China and Istanbul, Turkey to support our global sourcing efforts. In fiscal 2024, one class of similar products accounted for approximately 15 percent of our total revenues and one individual vendor provided 12 percent of our total purchases. No other class of similar products accounted for 10 percent or more of our total revenues, and no other individual vendor provided more than 10 percent of our total purchases. We believe alternative sources of supply exist, at similar costs, for most types of product sold. Most of our merchandise flows through our distribution centers to our stores by our fleet of tractors and trailers or by third-party transportation firms. The distribution centers replenish our stores up to multiple times per week depending on store sales volumes.

Competition

The sale of automotive parts, accessories and maintenance items is highly competitive. AutoZone competes on the basis of customer service, including the knowledge and expertise of our AutoZoners and our ability to provide prompt delivery to commercial customers; merchandise quality, selection and availability; product warranty; store layouts, location and convenience; price; and the strength of our AutoZone brand name, trademarks and service marks.

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

AutoZone Websites

Our primary website is www.autozone.com. We make available on the Investor Relations section of our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably feasible after filing or furnishing such documents with the SEC. Our websites and the information contained therein or linked thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Information about our Executive Officers

The following list describes our executive officers, who are elected by and serve at the discretion of the Board of Directors. The title of each executive officer includes the words “Customer Satisfaction” which reflects our commitment to customer service.

William C. Rhodes, III, 59—Executive Chairman, Customer Satisfaction

William C. Rhodes, III was appointed Executive Chairman by the Board of Directors in January 2024 and has been Chairman since 2007. Prior to that, Mr. Rhodes served as AutoZone’s President and Chief Executive Officer, and a director since 2005. Prior to his appointment as President and Chief Executive Officer, Mr. Rhodes served in various capacities within the Company since 1994. Prior to 1994, Mr. Rhodes was a manager with Ernst & Young LLP.

Philip B. Daniele III, 55—President and Chief Executive Officer, Customer Satisfaction

Philip B. Daniele III was appointed President and Chief Executive Officer and was also appointed to serve on the Board in January 2024. Prior to his appointment as President and Chief Executive Officer, Mr. Daniele was named CEO-Elect in June 2023. Prior to that, Mr. Daniele served as Executive Vice President – Merchandising, Marketing and Supply Chain from June 2021 to September 2023, Senior Vice President – Commercial from 2015 to 2021, Vice President – Commercial Support from 2013 to 2015 and Vice President – Merchandising from 2008 to 2013. Mr. Daniele was also a Divisional Vice President – Store Operations from 2005 to 2008. Prior to 2005, Mr. Daniele held several other key management positions with the Company.

Jamere Jackson, 55—Chief Financial Officer, Customer Satisfaction

Jamere Jackson was named Chief Financial Officer in September 2020 and, in that capacity, leads the Finance and Store Development teams. Prior to joining AutoZone, Mr. Jackson served as Executive Vice President and Chief Financial Officer of Hertz Global Holdings, Inc., a worldwide rental company, since 2018. From 2014 to 2018, Mr. Jackson served as Chief Financial Officer of Nielsen Holdings plc, an information, data and measurement company. Prior to 2014, Mr. Jackson held a variety of leadership roles at General Electric Company, including Vice President and Chief Financial Officer of a division of General Electric Oil and Gas. Mr. Jackson serves on the Board of Directors for Eli Lilly & Co.

Thomas B. Newbern, 62—Chief Operating Officer, Customer Satisfaction

Thomas B. Newbern was named Chief Operating Officer in September 2023. Since March 2023, Mr. Newbern served as Executive Vice President – Operations, Sales and Technology. From 2015 to March 2023, Mr. Newbern served as Executive Vice President overseeing Store Operations, Commercial, International, Information Technology, Loss Prevention and ALLDATA in different capacities. From 2007 to 2015, Mr. Newbern served as

Senior Vice President – Store Operations, with additional oversight of Loss Prevention and Store Development. From 1998 to 2007, Mr. Newbern was Divisional Vice President – Store Operations. Mr. Newbern began his career with AutoZone in 1985.

William R. Hackney, 59—Executive Vice President – Merchandising, Marketing and Supply Chain, Customer Satisfaction
William R. Hackney was named Executive Vice President – Merchandising, Marketing and Supply Chain in September 2023. Prior to that, Mr. Hackney served as Senior Vice President – Merchandising, since rejoining the Company in October 2022 after a brief retirement. Mr. Hackney’s career with AutoZone began in 1983, and he has held several key management roles within the Company, including Senior Vice President – Merchandising, Vice President – Store Operations Support and Vice President – Merchandising.

Jennifer M. Bedsole, 53—Senior Vice President, General Counsel & Secretary, Customer Satisfaction

Jenna M. Bedsole was named Senior Vice President, General Counsel & Secretary in April 2023. Prior to joining AutoZone, Ms. Bedsole was a partner with the law firm of Baker, Donelson, Bearman, Caldwell and Berkowitz P.C. since 2011, where she chaired the Labor and Employment practice group.

K. Michelle Borninkhof, 50—Senior Vice President and Chief Information Officer, Customer Satisfaction

K. Michelle Borninkhof was named Senior Vice President and Chief Information Officer in April 2021. Prior to joining AutoZone, Ms. Borninkhof was Chief Information Officer and Vice President for U.S. Technology at McDonald’s since 2018. Prior to joining McDonald’s, Ms. Borninkhof spent 11 years with Walmart Stores holding various leadership roles including Vice President – International Technology Delivery. Throughout her career, Ms. Borninkhof held various roles in store retail, distribution center operations and process improvement.

Eric S. Gould, 55—Senior Vice President – Supply Chain, Customer Satisfaction

Eric S. Gould was named Senior Vice President – Supply Chain in February 2021. From 2017 to 2021, Mr. Gould served as Vice President – Supply Chain Replenishment. Prior to that, Mr. Gould held several key management positions with the Company, including Vice President – Commercial, Commercial Support and Merchandising Pricing & Analysis.

Domingo J. Hurtado, 63—Senior Vice President – International, Customer Satisfaction

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

Kenneth E. Jaycox, 56—Senior Vice President – Commercial, Customer Satisfaction

Kenneth E. Jaycox was named Senior Vice President – Commercial in July 2024. From 2020 to 2024, Mr. Jaycox served as Senior Vice President and Chief Commercial Officer for United States Steel Corporation where he was responsible for their commercial functions, customer value creation, pricing and revenue growth. Prior to that, Mr. Jaycox served as Vice President of Transformation at Sysco Corporation, where he led numerous sales, digital transformation and supply chain initiatives.

Lindsay W. Lehman, 46—Senior Vice President – Marketing, Customer Satisfaction

Lindsay Lehman was named Senior Vice President – Marketing in November 2023, where she leads the Marketing and E-commerce teams. Prior to that, Ms. Lehman held the role of Vice President – Marketing for AutoZone. Prior to joining AutoZone in 2020, Ms. Lehman served as Senior Vice President, Marketing at Norwegian Cruise Line Holdings, where she was responsible for global marketing, digital and analytics functions. Ms. Lehman previously held roles of increasing responsibility at Kraft Foods, Hearst Corporation and Goldman Sachs.

Dennis W. LeRiche, 56—Senior Vice President – Store Operations, Customer Satisfaction

Dennis W. LeRiche was named Senior Vice President – Store Operations in June 2021. From 2015 to 2021, Mr. LeRiche was a Divisional Vice President – Store Operations. Prior to 2015, Mr. LeRiche held several other key management positions with the Company.

Richard C. Smith, 60—Senior Vice President – Human Resources, Customer Satisfaction
Richard C. Smith was named Senior Vice President – Human Resources in December 2015. Mr. Smith has been an AutoZoner since 1985, previously holding the position of Divisional Vice President – Store Operations since 1997. Prior to that, Mr. Smith served in various key positions within the Company.

Item 1A. Risk Factors

Our business is subject to a variety of risks and uncertainties. The risks and uncertainties described below could materially and adversely affect our business, financial condition, results of operations, liquidity and stock price. The following information should be read in conjunction with the other information contained in this report and other filings that we make with the SEC. These risks and uncertainties are not the only ones we face. Our business could also be materially affected by additional factors that are presently unknown to us or that we currently believe to be immaterial to our business.

Strategic and Operational Risks

If demand for our products slows, then our business may be materially adversely affected.

Demand for the products we sell may be affected by a number of factors we cannot control, including:

●	the number of older vehicles in service. Vehicles seven years old or older are generally no longer under the original vehicle manufacturers’ warranties and tend to need more maintenance and repair than newer vehicles.
●	the number of miles vehicles are driven. Higher vehicle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices, ride sharing, weather conditions, and other factors.
●	rising fuel and energy prices. Increases in fuel and energy prices may cause our customers to defer purchases of certain of our products as they use a higher percentage of their income to pay for fuel and other energy costs and may drive their vehicles less, resulting in less wear and tear and lower demand for repairs and maintenance.
●	the economy. In periods of declining economic conditions, including as a result of inflation, high levels of consumer debt, and/or high interest rates, consumers may reduce their discretionary spending by deferring vehicle maintenance or repair. Additionally, such conditions may affect our customers’ ability to obtain credit. During periods of expansionary economic conditions, more of our DIY customers may pay others to repair and maintain their vehicles instead of working on their own vehicles, or they may purchase new vehicles.
●	the weather. Milder weather conditions may lower the failure rates of automotive parts, while extremely hot or cold conditions may enhance demand for our products due to increased failure rates of our customers’ automotive parts. However, extended periods of rain and winter precipitation may adversely impact store traffic, decreasing sales, or may cause our customers to defer maintenance and repair on their vehicles. Additionally, climate changes can create more variability in the short-term or lead to other weather conditions that could impact our business.
●	technological advances. Advances in automotive technology, such as improved parts design, can result in cars needing maintenance less frequently and parts lasting longer.
●	prevalence of electric vehicles. Increased prevalence of electric vehicles, whether due to changes in consumer preferences or regulatory actions incentivizing the purchase of electric vehicles, can result in less frequent parts failures and reduced need for parts.
●	the quality of the vehicles manufactured by the original vehicle manufacturers and the length of the warranties or maintenance offered on new vehicles.

●	restrictions on access to telematics and diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation. These restrictions may cause vehicle owners to rely on dealers to perform maintenance and repairs.

These factors could result in a decline in the demand for our products, which could materially adversely affect our business and overall financial condition.

If we are unable to compete successfully against other businesses that sell the products that we sell, we could lose customers and our sales and profits may decline.

The sale of automotive parts, accessories and maintenance items is highly competitive. See “Item 1. Business” above for additional information regarding our competitive environment.

Although we believe we compete effectively, our competitors may have greater financial resources allowing them to invest more in their business, greater sourcing capabilities allowing them to sell merchandise at lower prices, larger stores with more merchandise, longer operating histories with deeper customer relationships, more frequent customer visits, more effective advertising and more successful utilization of data analytics, artificial intelligence and other new and emerging technologies. Online and multi-channel retailers often have lower operating costs and focus on delivery services, thereby offering customers faster, guaranteed delivery times and low-price or free shipping. In addition, because our business strategy is based on offering superior levels of customer service to complement the products we offer, our cost structure is higher than some of our competitors, which also puts pressure on our margins.

With the increasing use of digital tools, our customers often begin their shopping experience online and are quickly able to compare prices, product assortment, product availability and feedback from other customers before purchasing products. We may be unable to differentiate ourselves or unable to anticipate and adapt to new or enhanced digital experiences offered by other retailers.

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

We have increased annual revenues in the past five fiscal years from $11.9 billion in fiscal 2019 to $18.5 billion in fiscal 2024, with a compounded annual growth rate of approximately nine percent. Annual revenue growth is driven by increases in same store sales, the opening of new stores and the development of new commercial programs. Same store sales are impacted both by customer demand levels and by the prices we are able to charge for our products, which can also be negatively impacted by economic pressures. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of same store sales.

Our ability to grow depends in part on new store openings, existing store remodels and expansions and effective utilization of our existing supply chain and hub network.

We have increased our store count in the past five fiscal years, growing from 6,411 stores at August 31, 2019 to 7,353 stores at August 31, 2024, a compounded annual growth rate of approximately three percent.

Achieving our store development and expansion goals will depend upon our ability to identify and obtain suitable sites for new and expanded stores in a timely manner and at acceptable costs, the hiring and training of qualified personnel and the integration of new stores into existing operations, among other factors. Furthermore, we open new stores only after evaluating customer buying trends and market demand/needs, all of which could be adversely affected by persistent unemployment, wage cuts, small business failures, microeconomic conditions unique to the automotive industry and our ability to expand into international markets. There can be no assurance we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new, remodeled and expanded stores profitably.

If we cannot profitably increase our market share in the commercial auto parts business, our sales growth may be limited.

Although we are a leading distributor of automotive parts and other products in the commercial market, we must effectively compete against national, regional and local auto parts chains, independently owned parts stores, wholesalers, jobbers, repair shops, auto dealers, online retailers and others in order to increase our commercial market share. Although we believe we compete effectively in the commercial market on the basis of customer service, merchandise quality, selection and availability, price, delivery times, product warranty, distribution locations and the strength of our AutoZone brand, trademarks and service marks, some automotive aftermarket participants have been in business for substantially longer periods of time than we have, and as a result have developed long-term customer relationships, an experienced sales organization, considerable market presence and have large available inventories. If we are unable to profitably grow our sales with existing commercial customers, our sales growth may be limited.

Our business depends upon hiring, training and retaining qualified employees, including members of management and other key personnel.

We believe much of our brand value lies in the quality of the approximately 126,000 AutoZoners employed in our stores, distribution centers, store support centers and ALLDATA. Our workforce costs represent our largest operating expense, and our ability to meet our labor needs while controlling labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates and unemployment levels. Our business is also subject to employment laws and regulations, including those related to minimum wage, benefits and scheduling requirements, and these laws are subject to change over time. In addition, the implementation of potential regulatory changes relating to overtime exemptions and benefits for certain employees under federal and state laws could result in increased labor costs to our business and negatively impact our operating results.

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

In the U.S., over the last few years there has been an increase in workers exercising their right to form or join a union, both generally and in the retail industry. Further, the National Labor Relations Board (NLRB) has issued decisions making it easier for employees to organize. Although none of our domestic employees are covered by collective bargaining agreements, there can be no assurance that our domestic employees will not elect to be represented by labor unions in the future. If a significant portion of our work force were to become unionized, our culture and operating model could be challenged by inserting a third party into our current relationships between our leaders and hourly AutoZoners. Further, our labor costs could increase, and our business could be negatively affected by other requirements and expectations that could change our company culture, decrease our flexibility and disrupt our business. Further, our responses to any union organizing efforts could negatively impact how our brand is perceived by customers and AutoZoners and have material adverse effects on our business and financial results.

If we are unable to hire, properly train and retain qualified AutoZoners, we could experience higher employment costs, reduced sales, losses of customers and diminution of our brand or company culture, which could adversely affect our earnings. If we do not maintain competitive wages or benefit packages, our customer service could suffer from any resultant declining quality of our workforce, or, alternatively, our earnings could decrease if we increase our wage rates and resultant labor costs. A violation or change in employment and labor laws (including changes in existing employment benefit programs such as health insurance) could have a material adverse effect on our results of operations, financial condition and cash flows.

Our future success depends on the skills and experience of our management and other key personnel. The unexpected loss of the services of any such persons could materially adversely affect our operations. There can be no assurance that our succession planning, retention or hiring efforts will be successful. Failure to attract and retain qualified personnel in key roles could materially adversely affect our operations.

Inability to acquire and provide quality merchandise at competitive prices could materially adversely affect our sales and results of operations.

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

If any of our significant vendors experience financial difficulties or business disruptions or are otherwise unable to deliver merchandise to us on a timely basis, or at all, we could have product shortages in our stores that could adversely affect customers’ perceptions of us and cause us to lose customers and sales.

We are subject to risks associated with products sourced outside the U.S.

We directly imported approximately 13% of our purchases in fiscal 2024, but many of our domestic vendors directly import their products or components of their products. Changes to the price or flow of these goods for any reason, such as civil unrest or acts of war, currency fluctuations, disruptions in maritime lanes, port labor disputes and other issues, economic conditions and instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our standards, issues with labor practices of our suppliers or labor problems they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials to suppliers, increased import duties or tariffs, merchandise quality or safety issues, shipping and transport availability and cost, increases in wage rates and taxes, transport security, foreign trade policies, trade sanctions, import limitations on certain types of goods or of goods containing certain materials from other countries, inflation and other factors relating to the suppliers and the countries in which they are located or from which they import, often are beyond our control and could adversely affect our operations and profitability. Furthermore, these risks may be amplified if we are unable to diversify our supply chain or rely too heavily on a single country to source our or our vendors’ products. These and other factors affecting our suppliers and our access to products could materially adversely affect our business and financial performance. As we or our domestic vendors increase the importation of merchandise or components from foreign vendors, these risks are likely to increase.

Disruptions in our supply chain and other factors affecting the distribution of our merchandise could adversely impact our business.

A disruption to our supply chain or distribution network could adversely affect our ability to receive and distribute inventory in a timely manner, which could result in low inventory availability, lost sales, increased supply chain costs and loss of customer loyalty, among other things. Such disruptions may result from damage or destruction of our distribution centers, our ability to attract and retain qualified drivers, costs associated with maintaining or operating our fleet or macroeconomic conditions impacting the broader logistics or supply chain industry at large. For example, in recent years, ports, rails and domestic long-hauls in the U.S. and elsewhere have been negatively impacted by capacity constraints, congestion and delays, periodic labor disputes, security issues, weather-related events, and natural disasters, which were further exacerbated by the COVID-19 pandemic and other factors beyond our control. Our business and competitive position may be negatively impacted if we are unable to successfully mitigate the impacts of such disruption to our supply chain or if we are unable to manage such disruptions more effectively than our competitors.

In addition, we have made, and plan to continue to make, significant investments in our supply chain, such as the construction of multiple new distribution centers and the execution of various technology initiatives. These investments seek to improve product availability and assortment, fulfill evolving consumer product demands and keep up with our long-term store expansion goals. If we fail to effectively implement these changes, or if our investments in our supply chain initiatives do not provide the anticipated benefits, we could experience sub-optimal inventory levels in our stores or increases in our operating costs, which could adversely affect our sales volume and/or our margins.

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

Business interruptions may negatively impact our operating hours, operability of our computer and other systems, availability of merchandise and otherwise have a material adverse effect on our sales and our business.

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

Our failure to protect our brand and reputation could have an adverse effect on our relationships with our customers, AutoZoners, suppliers, vendors and other stakeholders, thereby negatively impacting sales and profitability.

We believe our continued sales growth is driven in significant part by our AutoZone and private label brand names and our positive reputation with customers, AutoZoners, suppliers, vendors and other stakeholders. The value in our brand names and reputation, and their continued effectiveness in driving our sales growth is dependent to a significant degree on our ability to maintain our reputation for safety, high product quality, friendliness, WOW! Customer service, trustworthy advice, integrity and business ethics. Negative incidents can erode trust and confidence quickly, and adverse publicity about us, whether or not based in fact, could damage our brand and reputation, undermine our customers’ confidence in us, reduce demand for our products and services, affect our ability to recruit and retain employees, attract regulatory scrutiny, and impact our relationships with suppliers and vendors. Further, our actual or perceived strategies, initiatives, responses or lack of response relating to social, political, environmental or other issues, whether or not based in fact, could damage our reputation, negatively impact our stock price or result in reduced demand for our merchandise. Customers are also increasingly using social media to provide feedback, criticism and other information about our Company, our products and our services in a manner that is rapidly and broadly disseminated. Our brand and reputation could be negatively impacted if negative sentiment about the Company, whether or not based on fact, is shared and distributed in such a manner.

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

Information Technology, Cybersecurity and Data Privacy Risks

We rely heavily on information technology systems for our key business processes. Any damage to, failure of, or interruption in these systems or our inability to realize the anticipated benefits associated with investments in new or upgraded systems could have a material adverse effect on our business and operating results.

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

In addition, our information technology systems, infrastructure and personnel require substantial investments, such as replacing existing systems, some of which are older, legacy systems that are less flexible and efficient, with successor systems; making changes to existing systems, including the migration of applications to the cloud; maintaining or enhancing legacy systems that are not currently being replaced; or designing or cost-effectively acquiring and implementing new systems with new functionality. These efforts can result in significant potential risks, including failure of the systems to operate as designed, potential loss or corruption of data, cost overruns, or implementation delays or errors, and may result in operational challenges, security control failures, reputational harm, and increased costs that could adversely affect our business operations and results of operations.

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

While addressing vulnerabilities is a priority for us, the methods used to obtain unauthorized access are constantly evolving and increasing in frequency and sophistication, including through the use of evolving artificial intelligence tools to identify and exploit vulnerabilities. Attempts to gain unauthorized access can be difficult to anticipate or promptly detect. We cannot assure you that the security measures we or our third-party service providers and vendors have in place today will be successful in their efforts to prevent or mitigate the impact of a cyber incident or provide us with sufficient visibility to determine if a cyber incident has occurred, and there can be no assurance that such measures we introduce in the future will be sufficiently effective either. Failure to maintain the security of the personal and other confidential information to which we have access could lead to private litigation, regulatory enforcement actions and reputational harm, all of which would require extensive time and financial resources to resolve and could have a material adverse impact on our business and financial condition.

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

The cost to remediate and respond to a cyber incident involving unauthorized use, access, damage or loss of systems, data or other information could be significant. To the extent any cyber incident involving our or one of our third-party service provider’s information systems results in the unauthorized access, loss, damage or misappropriation of information, we may be required by law to notify impacted individuals and face substantial liability due to claims arising from customers, financial institutions, AutoZoners, regulatory authorities, payment card issuers and others. We maintain insurance coverage that may protect us from losses or claims in connection with certain incidents; however, our insurance coverage may not be sufficient to cover significant losses in any particular situation.

We are subject to a complex and evolving body of laws and regulations regarding data privacy and may face increased costs as a result of changes in, enforcement of, or the adoption of new laws and regulations. These costs may have a material adverse impact on our business and results of operations.

The regulatory environment related to information security, data collection, processing and use, and data privacy is becoming increasingly rigorous and complex. Multiple states in the U.S. have passed, and continue to pass, data protection laws. The potential effects of the various laws regulating the collection, transfer, use and other types of processing of personal or protected information are far-reaching and may require significant time, resources and costs to comply, may require changes to our existing practices and processes that are not advantageous to our business, and otherwise limit our ability to use data to provide a more personalized customer experience or as otherwise desired. In addition, failure to comply with applicable requirements by us or our business partners or third-party service providers or vendors could subject us to fines, sanctions, governmental investigations, lawsuits or reputational damage.

Additionally, while we seek to comply with these various laws as they take effect, many of the concepts are novel. There can be no assurance that compliance efforts taken by us in good faith will be sufficient, and we may be the subject of an investigation or enforcement action instituted by a state agency or other regulatory body.

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

Our short-term and long-term debt is rated investment grade by the major rating agencies. These investment-grade credit ratings have historically allowed us to take advantage of lower interest rates and other favorable terms on our short-term credit lines, in our senior debt offerings and in the commercial paper markets. To maintain our investment-grade ratings, we are required to meet certain financial performance ratios. A change by the rating agencies in these ratios, an increase in our debt, and/or a decline in our earnings could result in downgrades in our credit ratings. A downgrade in our credit ratings could limit our access to public debt markets, limit the institutions willing to provide credit facilities to us, result in more restrictive financial and other covenants in our public and private debt and would likely significantly increase our overall borrowing costs and adversely affect our earnings. Additionally, a downgrade in our credit or changes in the financial markets may limit financial institutions’ willingness to participate in our supplier financing arrangements, which may result in vendors seeking to renegotiate their payment terms. Moreover, significant deterioration in the financial condition of large financial institutions could result in a severe loss of liquidity and availability of credit in global credit markets and in more stringent borrowing terms. Conditions and events in the global credit markets could have a material adverse effect on our access to short-term and long-term debt and the terms and cost of that debt.

Legal and Regulatory Risks

Our business, results of operations, financial condition and cash flows may be adversely affected by the adoption of new laws, changes to existing laws, increased enforcement activity or other governmental actions.

We are subject to numerous federal, state and local laws and regulations, many of which are complex, frequently revised and subject to varying interpretations. These include laws governing employment and labor, wage and hour, environmental matters, proper handling and disposal of hazardous materials and waste, employee benefits, data privacy, cybersecurity, safety, the pricing and sale of goods, import and export compliance, transportation and logistics, consumer protection and advertising, among others. These laws may change over time and may differ substantially across the areas where we operate. Although we have implemented policies and procedures to help ensure compliance with these laws, there can be no certainty that our AutoZoners and third parties with whom we do business will not take actions in violation of our policies or applicable laws. If we fail to comply with these laws, rules and regulations, or the manner in which they are interpreted or applied, we may be subject to governmental enforcement action or private litigation resulting in restrictions on our business, monetary penalties, reputational harm and increased costs of regulatory compliance. Any changes in the enforcement or interpretation of existing laws and regulations or the enactment of any new laws and regulations, including tax legislation, could have a material adverse impact on our financial condition and results of operations. We may also be subject to investigations or audits by governmental authorities and regulatory agencies as a result of enforcing existing laws and regulations or changes in enforcement priorities, which can occur in the ordinary course of business or may result from increased scrutiny from a particular agency or toward a particular industry.

We may be adversely affected by legal, regulatory or market responses to global climate change.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our operations. For example, we have significant operations in California, where serious drought has made water less available and more costly and has increased the risk of wildfires. Changes in climate patterns leading to extreme heat waves or unusual cold weather at some of our locations can lead to increased energy usage and costs, or otherwise adversely impact our facilities and operations and disrupt our supply chains and distribution systems. Growing concern over climate change has led policy makers in the U.S. to consider the enactment of legislative and regulatory proposals that would impose extensive mandatory reporting requirements as well as requirements for reductions of greenhouse gas (“GHG”) emissions. Such laws, if enacted, are likely to impact our business in a number of ways. For example, significant increases in fuel economy requirements, new federal or state restrictions on emissions of carbon dioxide or new federal or state incentive programs or other regulations that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell. We may not be able to accurately predict, prepare for and effectively respond to new kinds of technological innovations with respect to electric vehicles and other technologies that minimize emissions. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. Our inability to appropriately respond to such changes could materially adversely impact our business, financial condition, results of operations or cash flows.

We may be unable to achieve the goals and aspirations set forth in our environmental, social and governance (ESG) report, particularly with respect to the reduction of GHG emissions, or otherwise meet the expectations of our stakeholders with respect to ESG matters.

Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting of GHG emissions and other sustainability metrics, and disclosure topics such as climate change, sustainability, natural resources, waste reduction, energy, human capital, and risk oversight could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. We strive to deliver shared value through our business and our diverse stakeholders expect us to make progress in certain ESG priority issue areas. A failure or perceived failure to meet these expectations could adversely affect public perception of our business, employee morale or customer or shareholder support.

We have announced certain aspirations and goals related to ESG matters, such as our intention to reduce certain GHG emissions over time. Achievement of these aspirations, plans and goals is subject to numerous risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: our ability to successfully identify and implement relevant strategies on a timely and cost-effective basis; our ability to achieve the anticipated benefits and cost savings of such strategies and actions; and the availability and cost of existing and future technologies, such as alternative fuel vehicles, off-site renewable energy, and other materials and components. It is possible that we may be unsuccessful in the achievement of our ESG goals, on a timely basis or at all, or that the costs to achieve those goals become prohibitively expensive. Furthermore, our stakeholders may not be satisfied with our efforts or the speed at which we are progressing towards any such aspirations and goals. In addition, some jurisdictions have adopted laws and other regulations that may subject companies operating in those jurisdictions to legal liability for failing to meet published goals. A delay, failure or perceived failure or delay to meet our goals and aspirations could adversely affect public perception of our business, cause us to lose shareholder support, and subject us to legal claims and liabilities with respect to such matters. Certain challenges we face in the achievement of our ESG objectives are also captured within our ESG reporting, which is not incorporated by reference into and does not form any part of this report.

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

General Risks

Significant changes in macroeconomic and geo-political factors could materially adversely affect our financial condition and results of operations.

Macroeconomic conditions impact both our customers and our suppliers. Moreover, the U.S. government continues to operate under historically large deficits and debt burden. Continued distress in global credit markets, business failures, civil unrest, inflation, rising interest rates, foreign exchange rate fluctuations, significant geo-political conflicts, proposed or additional tariffs, continued volatility in energy prices, the impact of a public health crisis or pandemic (such as the COVID-19 pandemic), constraints on the global supply chain and other factors continue to affect the global economy. Moreover, rising energy prices could impact our merchandise distribution, commercial delivery, utility and product costs. It is unclear how such factors could impact our business in the short term. Over a longer period of time, these macroeconomic and geo-political conditions could adversely affect our sales growth, margins and overhead. These could materially adversely affect our financial condition and operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Program

We recognize the importance of assessing, identifying, and managing material risks from cybersecurity threats and have implemented various processes and safeguards to aid in such efforts. Our program encompasses people, processes, and technologies to safeguard our systems, data, and business from cybersecurity threats. Our program prioritizes threat mitigation and risk management, while focusing on maintaining the integrity and resilience of our systems.

Our program is informed by industry standards, including the National Institute of Standards and Technology (NIST) Cyber Security Framework (CSF), the American National Standards Institute encryption standards and the Payment Card Industry Data Security Standard. As part of our cybersecurity strategy, we regularly engage independent, outside expertise to assess and benchmark our overall program against these industry standards.

AutoZone, with the assistance of our managed security service provider, continuously monitors our threat intelligence and events within our digital environments. We employ a variety of methods designed to test and improve our controls, including vulnerability scanning, penetration testing, and attack simulation testing. We have an incident response plan which sets forth procedures to investigate, respond to, contain, and remediate incidents with the support of a cross-functional team. The incident response plan also outlines a process for escalating and communicating incidents to members of management.

During the contract review and vendor engagement process, we assess vendors’ adherence to appropriate security practices, requirements, and expectations, including compliance with industry standards and applicable laws and regulations. We also engage a third-party to monitor certain service providers so that we may be alerted of important events that would impact such party’s risk profile. We have an Information Security Awareness program which seeks to educate our employees on security risks and best practices through training, internal communications, and security awareness campaigns. We maintain cybersecurity insurance coverage that may protect us from losses in connection with certain cybersecurity incidents.

Cybersecurity Risks

While we have not experienced a material breach of our information systems or data to date, unauthorized parties have in the past gained access and exfiltrated data. Any future incident could significantly disrupt our operations and key business processes, result in the impairment, loss, unauthorized access of critical or sensitive data, be costly and resource-intensive to remedy; harm our reputation and relationship with customers, AutoZoners, vendors and other stakeholders; and have a material adverse impact on our business and operating results. See “Information Technology, Cybersecurity and Data Privacy Risks” in Item 1.A., Risk Factors for additional information related to cybersecurity risks.

Governance

The cybersecurity risk management program is integrated into our broader enterprise risk management framework, which allows our senior management team, with oversight of our Board, to develop a more holistic view of our risk exposure and prioritize and manage such risks accordingly.

AutoZone’s Chief Information Security Officer (CISO) reports directly to our Chief Information Officer and Senior Vice President of Information Technology. Our CISO has over 25 years’ experience in IT, with almost 20 years in dedicated Information Security leadership roles. He has experience across a broad range of industries and holds credentials including the Certified Information Systems Security Professional and the CERT Certificate in Cybersecurity Oversight from the National Association of Corporate Directors.

The Audit Committee is responsible for overseeing the company’s enterprise risk management program, including cybersecurity risks. At its quarterly committee meetings, the Audit Committee reviews and discusses cybersecurity matters directly with our CISO, including relevant cybersecurity risks, changes to AutoZone’s threat landscape, risk mitigation strategies, cybersecurity program assessments and results, and cybersecurity roadmap and progress.

Item 2. Properties

The following table reflects the number of leased and owned properties and square footage of selling space for our stores as of August 31, 2024:

	No. of	Store Square
	Stores	Footage(1)
Leased	4,081	27,226,410
Owned	3,272	22,190,827
Total	7,353	49,417,237

(1)	Square footage excludes store support centers, regional offices, distribution centers and the areas that hold the local mega hub and hub expanded assortment.

We have approximately 7.1 million square feet in distribution centers servicing our stores, of which approximately 2.1 million square feet is leased and the remainder is owned. We have 11 distribution centers located throughout the U.S., two in Mexico, and one in Brazil. Our primary store support center is located in Memphis, Tennessee, and consists of approximately 325,000 square feet. We also have four additional store support centers located in Monterrey, Mexico; Chihuahua, Mexico; Sao Paulo, Brazil; and Gurugram, India. Our primary International Sourcing Office is located in Shanghai, China. The ALLDATA headquarters in Elk Grove, California is leased, and we also own or lease other properties which are not material individually or in the aggregate.

Item 3. Legal Proceedings

We are involved in various legal proceedings incidental to the conduct of our business, including, but not limited to, claims and allegations related to wage and hour violations, unlawful termination, employment practices, product liability, privacy and cybersecurity, environmental matters, intellectual property rights or regulatory compliance. We do not currently believe that, either individually or in the aggregate, these matters will result in liabilities material to our financial condition, results of operations or cash flows.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “AZO.” On October 21, 2024, there were 1,603 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.

We currently do not pay a dividend on our common stock. Any future payment of dividends would be dependent upon our financial condition, capital requirements, earnings and cash flow.

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The Board voted to increase the repurchase authorization by $2.0 billion on December 20, 2023 and $1.5 billion on June 19, 2024, bringing the total value of authorized share repurchases to $39.2 billion.

Shares of common stock repurchased by the Company during the quarter ended August 31, 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
May 5, 2024 to June 1, 2024	65,636	$2,891.87	65,636	$1,184,718,249
June 2, 2024 to June 29, 2024	81,197	2,881.79	81,197	2,450,725,318
June 30, 2024 to July 27, 2024	84,860	2,936.78	84,860	2,201,510,545
July 28, 2024 to August 31, 2024	12,096	3,103.60	12,096	2,163,969,364
Total	243,789	$2,914.65	243,789	$2,163,969,364

The Company also repurchased, at market value, an additional 4,886 shares in fiscal year 2022 from employees electing to sell their stock under the Company’s Eighth Amended and Restated Employee Stock Purchase Plan (as amended from time to time, the “Employee Plan”), qualified under Section 423 of the Internal Revenue Code, under which all eligible employees may purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the Employee Plan, 5,000, 5,183 and 6,238 shares were sold to employees in fiscal 2024, 2023 and 2022, respectively. At August 31, 2024, 117,341 shares of common stock were reserved for future issuance under the Employee Plan.

Once executives have reached the maximum purchases under the Employee Plan, the Sixth Amended and Restated Executive Stock Purchase Plan (the “Executive Plan”) permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases by executives under the Executive Plan were 540, 689 and 709 shares in fiscal 2024, 2023 and 2022, respectively. At August 31, 2024, 232,426 shares of common stock were reserved for future issuance under the Executive Plan.

Stock Performance Graph

The graph below presents changes in the value of AutoZone’s stock as compared to Standard & Poor’s 500 Composite Index (“S&P 500”) and to Standard & Poor’s Retail Index (“S&P Retail Index”) for the five-year period beginning August 31, 2019, and ending August 31, 2024.

200%
180%
160%
140%
120%
100%
80%
60%
40%
20%
0%
Aug-19
Aug-20
Aug-21
Aug-22
Aug-23
Aug-24
AutoZone
S&P 500
S&P Retail Index

Item 6. Reserved

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are the leading retailer and distributor of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at August 31, 2024, operated 6,432 stores in the U.S., 794 stores in Mexico and 127 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 31, 2024, in 5,898 of our domestic stores as well as the vast majority of our stores in Mexico and Brazil, we had a commercial sales program that provided prompt delivery of parts and other products and commercial credit to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts. We also sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. Additionally, we sell the ALLDATA brand of automotive diagnostic, repair, collision and shop management software through www.alldata.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services.

Executive Summary

For fiscal 2024, net sales increased to $18.5 billion, a 5.9% increase over the prior year. Our retail sales and commercial sales in our domestic and international markets grew as we continue to make progress on our growth initiatives aimed at improving parts availability and providing WOW! Customer Service. Operating profit increased 9.1% to $3.8 billion, net income increased 5.3% to $2.7 billion and diluted earnings per share increased 13.0% to $149.55 for the year.

During fiscal 2024, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 86% of total sales. While we have not experienced any fundamental shifts in our category sales mix as compared to previous years, in our domestic stores we see a decrease in mix of sales of the discretionary category and a slight increase in the maintenance and failure categories compared to last year.

Our business is impacted by various factors within the economy that affect both our consumer and our industry, including but not limited to inflation, interest rates, levels of consumer debt, fuel and energy costs, prevailing wage rates, foreign exchange rate fluctuations, supply chain disruptions, hiring and other economic conditions. Given the nature of these macroeconomic factors, which are generally outside of our control, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven-year-old or older vehicles on the road.

Miles Driven

We believe as the number of miles driven increases, consumers’ vehicles are more likely to need service and maintenance, resulting in an increase in the need for automotive hard parts and maintenance items. Since the beginning of the fiscal year and through July 2024 miles driven in the U.S. increased 1.2% compared to the same period in the prior year based on the latest information available from the U.S. Department of Transportation.

Seven Year Old or Older Vehicles

As the number of seven-year-old or older vehicles on the road increases, we expect an increase in demand for the products we sell. We expect the aging vehicle population to continue to increase as consumers keep their cars longer. According to the latest data provided by S&P Global Mobility, the average age of light vehicles on the road was 12.6 years and these vehicles account for approximately 38% of U.S. vehicles.

According to the U.S. Department of Transportation – Federal Highway Administration, vehicles are driven an average of approximately 11,000 miles each year. In seven years, the average miles driven equates to approximately 77,000 miles. Our experience is that at this point in a vehicle’s life, most vehicles are not covered by warranties and increased maintenance and repairs are needed to keep the vehicle operating.

Results of Operations

The following table highlights selected financial information over the past five years:

	Fiscal Year Ended August
(in thousands, except per share data, same store sales and selected operating data)	2024(1)	2023	2022	2021(2)	2020(2)

Income Statement Data
Net sales	$18,490,268	$17,457,209	$16,252,230	$14,629,585	$12,631,967
Cost of sales, including warehouse and delivery expenses	8,673,216	8,386,787	7,779,580	6,911,800	5,861,214
Gross profit	9,817,052	9,070,422	8,472,650	7,717,785	6,770,753
Operating, selling, general and administrative expenses	6,028,344	5,596,436	5,201,921	4,773,258	4,353,074
Operating profit	3,788,708	3,473,986	3,270,729	2,944,527	2,417,679
Interest expense, net	451,578	306,372	191,638	195,337	201,165
Income before income taxes	3,337,130	3,167,614	3,079,091	2,749,190	2,216,514
Income tax expense(3)	674,703	639,188	649,487	578,876	483,542
Net income(3)	$2,662,427	$2,528,426	$2,429,604	$2,170,314	$1,732,972
Diluted earnings per share(3)	$149.55	$132.36	$117.19	$95.19	$71.93
Weighted average shares for diluted earnings per share(3)	17,803	19,103	20,733	22,799	24,093
Same Store Sales
Increase in domestic comparable store net sales(4)	0.4%	3.4%	8.4%	13.6%	7.4%
Increase (decrease) in international comparable store net sales(4)	16.1%	29.3%	19.1%	22.5%	(2.8)%
Increase in international comparable store net sales (constant currency)(4)	10.2%	17.5%	19.2%	20.7%	4.7%
Increase in total company comparable store net sales(4)	2.1%	5.6%	9.2%	14.3%	6.6%
Increase in total company comparable store net sales (constant currency)(4)	1.4%	4.6%	9.2%	14.1%	7.2%
Balance Sheet Data
Current assets	$7,306,759	$6,779,426	$6,627,984	$6,415,303	$6,811,872
Operating lease right-of-use assets	3,057,780	2,998,097	2,918,817	2,718,712	2,581,677
Working capital (deficit)(5)	(1,407,484)	(1,732,430)	(1,960,409)	(954,451)	528,781
Total assets	17,176,538	15,985,878	15,275,043	14,516,199	14,423,872
Current liabilities	8,714,243	8,511,856	8,588,393	7,369,754	6,283,091
Debt	9,024,381	7,668,549	6,122,092	5,269,820	5,513,371
Finance lease liabilities, less current portion	283,882	200,702	217,428	186,122	155,855
Operating lease liabilities, less current portion	2,960,174	2,917,046	2,837,973	2,632,842	2,501,560
Stockholders’ deficit	(4,749,614)	(4,349,894)	(3,538,913)	(1,797,536)	(877,977)
Selected Operating Data
Number of stores at beginning of year	7,140	6,943	6,767	6,549	6,411
New stores	217	198	177	219	138
Closed stores	4	1	1	1	—
Net new stores	213	197	176	218	138
Relocated stores	6	12	13	12	5
Number of stores at end of year	7,353	7,140	6,943	6,767	6,549
AutoZone domestic commercial programs	5,898	5,682	5,342	5,179	5,007
Total Company Store Data
Inventory per store (in thousands)	$837	$807	$812	$686	$683
Total AutoZone store square footage (in thousands)	49,417	47,899	46,435	45,057	43,502
Average square footage per AutoZone store	6,721	6,709	6,688	6,658	6,643
Increase in AutoZone store square footage	3.2%	3.2%	3.1%	3.6%	2.3%
Average net sales per AutoZone store (in thousands)	$2,505	$2,435	$2,329	$2,160	$1,914
Net sales per AutoZone store average square foot	$373	$363	$349	$325	$288
Total employees at end of year (in thousands)	126	119	112	105	100
Inventory turnover(6)	1.5x	1.5x	1.5x	1.5x	1.3x
Accounts payable to inventory ratio	119.5%	124.9%	129.5%	129.6%	115.3%
After-tax return on invested capital(7)	49.7%	55.4%	52.9%	41.0%	35.7%
Adjusted debt to EBITDAR(8)	2.5	2.3	2.1	2.0	2.4
Net cash provided by operating activities (in thousands)(3)	$3,004,116	$2,940,788	$3,211,135	$3,518,543	$2,720,108
Cash flow before share repurchases and changes in debt (in thousands)(9)	$1,791,635	$2,156,026	$2,599,636	$3,048,841	$2,185,418
Share repurchases (in thousands)(5)(10)	$3,170,320	$3,723,289	$4,359,991	$3,378,321	$930,903
Number of shares repurchased (in thousands)(5)	1,149	1,524	2,220	2,592	826

(1)  The fiscal year ended August 31, 2024 consisted of 53 weeks.
(2)  The 52 weeks ended August 28, 2021 and August 29, 2020 were negatively impacted by pandemic related expenses, including Emergency Time-Off of approximately $43.0 million (pre-tax) and $83.9 million (pre-tax), respectively.
(3)  Fiscal 2024, 2023, 2022, 2021 and 2020 include excess tax benefits from stock option exercises of $81.4 million, $92.2 million, $63.2 million, $56.4 million, and $20.9 million, respectively.
(4)  The domestic and international comparable sales increases are based on sales for all AutoZone stores open at least one year. Constant currency same store sales exclude impacts from fluctuations of foreign exchange rates by converting both the current year and prior year international results at the prior year foreign currency exchange rate. Same store sales are computed on a 52-week basis. Relocated stores are included in the same store sales computation based on the year the original store was opened. Closed store sales are included in the same store sales computation up to the week it closes, and excluded from the computation for all periods subsequent to closing. All sales through our www.autozone.com website, including consumer direct ship-to-home sales, are also included in the computation.
(5)  During the third quarter of fiscal 2020, the Company temporarily suspended share repurchases under the share repurchase program in response to the COVID-19 pandemic which was restarted beginning in the first quarter of fiscal 2021.
(6)  Inventory turnover is calculated as cost of sales divided by the average merchandise inventory balance over the trailing 5 quarters.
(7)  After-tax return on invested capital is defined as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize leases).
(8)  Adjusted debt to EBITDAR is defined as the sum of total debt, finance lease obligations and annual rents times six; divided by net income plus interest, taxes, depreciation, amortization, rent and share-based compensation expense. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(9)  Cash flow before share repurchases and changes in debt is defined as the change in cash and cash equivalents less the change in debt plus treasury stock purchases. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(10) Share repurchases are inclusive of excise tax in fiscal 2024 and 2023. The excise tax is assessed at one percent of the fair market value of net stock repurchases after December 31, 2022.

Fiscal 2024 Compared with Fiscal 2023

For the fiscal year ended August 31, 2024, we had net sales of $18.5 billion compared with $17.5 billion for the year ended August 26, 2023, an increase of 5.9%. This growth was driven primarily by the additional 53rd week sales of $365.9 million, net sales of $292.4 million from new domestic and international stores and an increase in total company same store sales of 1.4% on a constant currency basis. Domestic commercial sales increased $284.3 million, or 6.2%, over domestic commercial sales for fiscal 2023, driven in part by the additional 53rd week sales of $95.7 million.

Same store sales, or sales for our domestic and international stores open at least one year, are computed on a 52-week basis and are as follows:

	Fiscal Year Ended August
			Constant Currency (1)
	2024	2023	2024	2023
Domestic	0.4%	3.4%	0.4%	3.4%
International	16.1%	29.3%	10.2%	17.5%
Total Company	2.1%	5.6%	1.4%	4.6%

(1)	Constant currency same store sales exclude impacts from fluctuations of foreign exchange rates by converting both the current year and prior year international results at the prior year foreign currency exchange rate.

At August 31, 2024, we operated 6,432 domestic stores, 794 in Mexico and 127 in Brazil, compared with 6,300 domestic stores, 740 in Mexico and 100 in Brazil at August 26, 2023. We reported a total auto parts segment (domestic, Mexico and Brazil) sales increase of 5.9% for fiscal 2024.

Gross profit for fiscal 2024 was $9.8 billion, or 53.1% of net sales, a 114 basis point increase compared with $9.1 billion, or 52.0% of net sales for fiscal 2023. The increase in gross margin was driven by higher merchandise margins and 47 basis points ($84.0 million net) from non-cash LIFO favorability.

Operating, selling, general and administrative expenses for fiscal 2024 increased to $6.0 billion, or 32.6% of net sales, from $5.6 billion, or 32.1% of net sales for fiscal 2023. The increase in operating expenses as a percentage of sales was primarily driven by domestic store payroll.

Interest expense, net for fiscal 2024 was $451.6 million compared with $306.4 million during fiscal 2023. Average borrowings for fiscal 2024 were $8.7 billion, compared with $7.0 billion for fiscal 2023. Weighted average borrowing rates were 4.39% and 3.78% for fiscal 2024 and 2023, respectively.

Our effective income tax rate was 20.2% of pre-tax income for both fiscal 2024 and fiscal 2023. The benefit from stock options exercised in fiscal 2024 was $81.4 million compared to $92.2 million in fiscal 2023 (see “Note E – Income Taxes” in the Notes to Consolidated Financial Statements).

Net income for fiscal 2024 increased by 5.3% to $2.7 billion, and diluted earnings per share increased 13.0% to $149.55 from $132.36 in fiscal 2023. The impact on the fiscal 2024 diluted earnings per share from stock repurchases was an increase of $0.96.

Fiscal 2023 Compared with Fiscal 2022

A discussion of changes in our results of operations from fiscal 2023 to fiscal 2022 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended August 26, 2023, filed with the SEC on October 24, 2023, which is available free of charge on the SECs website at www.sec.gov and at www.autozone.com, by clicking “Investor Relations” located at the bottom of the page.

Quarterly Periods

Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consisted of 17 weeks in 2024 and 16 weeks in 2023 and 2022. Because the fourth quarter contains seasonally high sales volume and consists of 16 or 17 weeks, compared with 12 weeks for each of the first three quarters, our fourth quarter represents a disproportionate share of our annual net sales and net income. The fourth quarter of fiscal year 2024 represented 33.6% of annual sales and 33.9% of net income; the fourth quarter of fiscal year 2023 represented 32.6% of annual sales and 34.2% of net income; and the fourth quarter of fiscal year 2022 represented 32.9% of annual sales and 33.3% of net income.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. We believe that our cash generated from operating activities, available cash reserves and available credit, supplemented with our long-term borrowings will provide ample liquidity to fund our operations while allowing us to make strategic investments to support growth initiatives and return excess cash to shareholders in the form of share repurchases. As of August 31, 2024, we held $298.2 million of cash and cash equivalents, as well as $2.2 billion in undrawn capacity on our revolving credit facility, without giving effect to commercial paper borrowings. We believe our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, repay our debt as it becomes due and fund our share repurchases over the short-term and long-term. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary.

Net cash provided by operating activities was $3.0 billion in 2024, $2.9 billion in 2023 and $3.2 billion in 2022. Cash flows from operations are favorable compared to last year primarily due to higher net income partially due to the additional week of sales in the current year.

Our net cash flows used in investing activities were $1.3 billion, $876.2 million and $648.1 million in fiscal 2024, 2023 and 2022, respectively. The increase in net cash used in investing activities in fiscal 2024 was primarily due to an increase in capital expenditures. We invested $1.1 billion, $796.7 million and $672.4 million in capital assets in fiscal 2024, 2023 and 2022, respectively. The increase in capital expenditures from fiscal 2023 to fiscal 2024 was primarily driven by our growth initiatives, including investments in new distribution centers and stores to be opened in subsequent periods as well as stores opened in the current year. We had net new store openings of 213, 197 and 176 for fiscal 2024, 2023 and 2022, respectively. We invest a portion of our assets held by our wholly owned insurance captive in marketable debt securities. We purchased marketable debt securities of $38.8 million, $66.9 million and $56.0 million in fiscal 2024, 2023 and 2022, respectively. We had proceeds from the sale of marketable debt securities of $40.8 million, $58.4 million and $53.9 million in fiscal 2024, 2023 and 2022, respectively. Our investment in tax credit equity investments was $227.5 million, $98.0 million and $31.5 million in fiscal 2024, 2023 and 2022, respectively.

Net cash used in financing activities was $1.7 billion, $2.1 billion and $3.5 billion in fiscal 2024, 2023 and 2022, respectively. The net cash used in financing activities reflected purchases of treasury stock, which totaled $3.1 billion, $3.7 billion and $4.4 billion for fiscal 2024, 2023 and 2022, respectively. The treasury stock purchases in fiscal 2024, 2023 and 2022 were primarily funded by cash flows from operations and increased borrowings. During the year ended August 31, 2024, we repaid our $300 million 3.125% Senior Notes due April 2024 and issued $2.3 billion of new debt compared to $1.8 billion in 2023 and $750 million in 2022. In fiscal year 2024 the proceeds from the issuance of debt were used to repay a portion of our commercial paper borrowings and for general corporate purposes. In fiscal years 2023 and 2022 the proceeds from the issuance of debt were used for general corporate purposes.

The Company had net repayments of commercial paper and short-term borrowing of $629.6 million during fiscal 2024, and net proceeds from the issuance of commercial paper and short-term borrowings of $606.2 million and $603.4 million during fiscal 2023 and 2022, respectively.

During fiscal 2025, we expect to increase the investment in our business as compared to fiscal 2024. Our investments are expected to be directed primarily to our supply chain initiatives, which include new distribution centers and new stores, including expanded hub stores and mega hub stores. The amount of investments in our new stores is impacted by different factors, including whether the building and land are purchased (requiring higher investment) or leased (generally lower investment) and whether such buildings are located in the U.S., Mexico or Brazil, or located in urban or rural areas.

In addition to building and land costs, our new stores and distribution centers require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our suppliers’ ability to factor their receivables from us. The Company has arrangements with third-party financial institutions to confirm invoice balances owed by the Company to certain suppliers and pay the financial institutions the confirmed amounts on the invoice due dates. These arrangements allow the Company’s inventory suppliers, at their sole discretion, to enter into agreements with these financial institutions to finance the Company’s obligations to the suppliers at terms negotiated between the suppliers and the financial institutions. Supplier participation is optional and our obligations to our suppliers, including the amount and dates due, are not impacted by our suppliers’ decision to enter into an agreement with a third-party financial institution. A downgrade in our credit ratings or changes in the financial markets could limit the financial institutions’ and our suppliers’ willingness to participate in these arrangements. We plan to continue negotiating extended terms with our suppliers, benefitting our working capital and resulting in a high accounts payable to inventory ratio. We had an accounts payable to inventory ratio of 119.5% at August 31, 2024 and 124.9% at August 26, 2023.

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

Our cash balances are held in various locations around the world. As of August 31, 2024, and August 26, 2023, cash and cash equivalents of $99.8 million and $108.5 million, respectively, were held outside of the U.S. and were generally utilized to support the liquidity needs in our foreign operations.

For the fiscal year ended August 31, 2024, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP measure, was 49.7% as compared to 55.4% for the prior year. Adjusted ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

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

As of August 31, 2024, we had no outstanding borrowings and $1.8 million of outstanding letters of credit under the Revolving Credit Agreement.

The Revolving Credit Agreement requires that our consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.5:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. Our consolidated interest coverage ratio as of August 31, 2024 was 5.4:1.

We also maintain a letter of credit facility that allows us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement and had an expiration in June 2022. On May 16, 2022, we amended and restated the letter of credit facility to, among other things, extend the facility through June 2025. As of August 31, 2024, we had no letters of credit outstanding under the letter of credit facility.

In addition to the outstanding letters of credit issued under the committed facility discussed above, we had $141.6 million in letters of credit outstanding as of August 31, 2024. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of August 31, 2024, the $580 million of commercial paper borrowings, the $400 million 3.250% Senior Notes due April 2025 and the $500 million 3.625% Senior Notes due April 2025 were classified as long-term in the Consolidated Balance Sheets as we have the current ability and intent to refinance them on a long-term basis through available capacity in our revolving credit facility. As of August 31, 2024, we had $2.2 billion of availability under our Revolving Credit Agreement, without giving effect to commercial paper borrowings, which would allow us to replace these short-term obligations with a long-term financing facility.

On April 18, 2024, we repaid the $300 million 3.125% Senior Notes due April 2024.

On July 17, 2023, we repaid the $500 million 3.125% Senior Notes due July 2023.

On January 17, 2023, we repaid the $300 million 2.875% Senior Notes due January 2023.

On January 18, 2022, we repaid the $500 million 3.700% Senior Notes due April 2022, which were callable at par in January 2022.

On June 28, 2024, we issued $600 million in 5.100% Senior Notes due July 2029 and $700 million 5.400% Senior Notes due July 2034 under our automatic shelf registration statement on Form S-3, filed with the SEC on July 19, 2022 (File No. 333-266209) (the “2022 Shelf Registration Statement”). The 2022 Shelf Registration Statement allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store or distribution center openings, stock repurchases and acquisitions. Proceeds from the debt issuance were used to repay a portion of our outstanding commercial paper borrowings and for other general corporate purposes.

On October 25, 2023, we issued $500 million in 6.250% Senior Notes due November 2028 and $500 million 6.550% Senior Notes due November 2033 under the 2022 Shelf Registration Statement. Proceeds from the debt issuance were used for general corporate purposes.

On July 21, 2023, we issued $450 million in 5.050% Senior Notes due July 2026 and $300 million in 5.200% Senior Notes due August 2033 under the 2022 Shelf Registration Statement. Proceeds from the debt issuance were used for general corporate purposes.

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

As of August 31, 2024, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

For the fiscal year ended August 31, 2024, our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.5:1 as compared to 2.3:1 as of the comparable prior year end. We calculate adjusted debt as the sum of total debt, finance lease liabilities and rent times six; and we calculate adjusted EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based compensation expense to net income. We target our debt levels to a specified ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings and believe this is important information for the management of our debt levels. To the extent adjusted EBITDAR increases, we expect our debt levels to increase; conversely, if adjusted EBITDAR decreases, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors (the “Board”). The Board voted to increase the repurchase authorization by $2.0 billion on December 20, 2023 and $1.5 billion on June 19, 2024, bringing the total authorization to $39.2 billion. Previously, the Board voted to increase the authorization by $4.5 billion in fiscal 2023 and $5.0 billion in fiscal 2022. From January 1998 to August 31, 2024, we have repurchased a total of 155.2 million shares at an aggregate cost of $37.0 billion. We repurchased 1.1 million, 1.5 million and 2.2 million shares of common stock at an aggregate cost of $3.2 billion, $3.7 billion and $4.4 billion during fiscal 2024, 2023 and 2022, respectively. Considering cumulative repurchases as of August 31, 2024 we had $2.2 billion remaining under the Board’s authorization to repurchase our common stock. We will continue to evaluate current and expected business conditions and adjust the level of share repurchases under our share repurchase program in a manner that is consistent with our capital allocation strategy or as we otherwise deem appropriate.

Cash flow before share repurchases and changes in debt was $1.8 billion, $2.2 billion and $2.6 billion for the fiscal year ended August 31, 2024, August 26, 2023 and August 27, 2022, respectively. Cash flow before share repurchases and changes in debt is calculated as the net increase or decrease in cash and cash equivalents less net increases or decreases in debt (excluding deferred financing costs) plus share repurchases. We use cash flow before share repurchases and changes in debt to calculate the cash flows remaining and available. We believe this is important information regarding our allocation of available capital where we prioritize investments in the business and utilize the remaining funds to repurchase shares, while maintaining debt levels that support our investment grade credit ratings. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Subsequent to August 31, 2024 and through October 21, 2024, we have repurchased 67,677 shares of common stock at an aggregate cost of $212.0 million. Considering the cumulative repurchases through October 21, 2024, we have $2.0 billion remaining under the Board’s authorization to repurchase our common stock.

Financial Commitments

The following table shows our significant contractual obligations as of August 31, 2024:

	Total	Payment Due by Period
	Contractual	Less than	Between	Between	Over
(in thousands)	Obligations	1 year	1‑3 years	3‑5 years	5 years

Debt(1)	$9,080,000	$1,480,000	$1,450,000	$2,000,000	$4,150,000
Interest payments(2)	2,198,888	375,625	653,775	527,550	641,938
Operating leases(3)	4,157,877	391,901	828,934	719,996	2,217,046
Finance leases(3)	461,654	116,999	209,841	92,389	42,425
Self-insurance reserves(4)	267,779	82,976	97,736	42,585	44,482
Construction commitments	103,780	103,780	—	—	—
Other(5)	49,259	49,259	—	—	—
	$16,319,237	$2,600,540	$3,240,286	$3,382,520	$7,095,891

(1)	Debt balances represent principal maturities, excluding interest, discounts, and debt issuance costs.
(2)	Represents obligations for interest payments on long-term debt.
(3)	Operating and finance lease obligations include related interest in accordance with ASU 2016-02, Leases (Topic 842).
(4)	Self-insurance reserves reflect estimates based on actuarial calculations and are presented net of insurance receivables. Although these obligations do not have scheduled maturities, the timing of future payments are predictable based upon historical patterns. Accordingly, we reflect the net present value of these obligations in our Consolidated Balance Sheets.
(5)	Represents commitments to make additional capital contributions to certain tax credit instruments upon achievement of project milestones.

Our tax liability for uncertain tax positions, including interest and penalties, was $45.4 million at August 31, 2024. Approximately $23.1 million is classified as current liabilities and $22.3 million is classified as long-term liabilities. We did not reflect these obligations in the table above as we are unable to make an estimate of the timing of payments of the long-term liabilities due to uncertainties in the timing and amounts of the settlement of these tax positions.

Off-Balance Sheet Arrangements

The following table reflects outstanding letters of credit and surety bonds as of August 31, 2024:

Total
Other
(in thousands)	Commitments

Standby letters of credit	$143,393
Surety bonds	48,868
$192,261

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

Reconciliation of Non-GAAP Financial Measure: Cash Flow Before Share Repurchases and Changes in Debt

The following table reconciles net increase (decrease) in cash and cash equivalents to cash flow before share repurchases and changes in debt, which is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands)	2024	2023	2022	2021	2020

Net cash provided by/(used in):
Operating activities	$3,004,116	$2,940,788	$3,211,135	$3,518,543	$2,720,108
Investing activities	(1,286,506)	(876,178)	(648,099)	(601,778)	(497,875)
Financing activities	(1,683,736)	(2,060,082)	(3,470,497)	(3,500,417)	(643,636)
Effect of exchange rate changes on cash	(12,756)	8,146	506	4,172	(4,082)
Net increase/(decrease) in cash and cash equivalents	21,118	12,674	(906,955)	(579,480)	1,574,515
Less: increase/(decrease) in debt, excluding deferred financing costs	1,370,400	1,556,200	853,400	(250,000)	320,000
Plus: Share repurchases	3,140,917	3,699,552	4,359,991	3,378,321	930,903	(1)
Cash flow before share repurchases and changes in debt	$1,791,635	$2,156,026	$2,599,636	$3,048,841	$2,185,418

(1)	During the third quarter of fiscal 2020, the Company temporarily suspended share repurchases under the share repurchase program in response to the COVID-19 pandemic.

Reconciliation of Non-GAAP Financial Measure: Adjusted After-tax ROIC

The following table calculates the percentage of ROIC. ROIC is calculated as after-tax operating profit (excluding rent) divided by invested capital (which includes a factor to capitalize operating leases). The ROIC percentages are presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands, except percentage)	2024(1)	2023	2022	2021	2020

Net income	$2,662,427	$2,528,426	$2,429,604	$2,170,314	$1,732,972
Adjustments:
Interest expense	451,578	306,372	191,638	195,337	201,165
Rent expense(2)	447,693	406,398	373,278	345,380	329,783
Tax effect(3)	(181,653)	(143,980)	(119,197)	(114,091)	(115,747)
Adjusted after-tax return	$3,380,045	$3,097,216	$2,875,323	$2,596,940	$2,148,173

Average debt(4)	$8,580,659	$6,900,354	$5,712,301	$5,416,471	$5,375,356
Average stockholders’ deficit(4)	(4,797,747)	(4,042,495)	(2,797,181)	(1,397,892)	(1,542,355)
Add: Rent x 6(2)(5)	2,686,158	2,438,388	2,239,668	2,072,280	1,978,696
Average finance lease liabilities(4)	329,225	296,599	284,453	237,267	203,998
Invested capital	$6,798,295	$5,592,846	$5,439,241	$6,328,126	$6,015,695

Adjusted after-tax ROIC	49.7%	55.4%	52.9%	41.0%	35.7%

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

	Fiscal Year Ended August
(in thousands, except ratio)	2024(1)	2023	2022	2021	2020

Net income	$2,662,427	$2,528,426	$2,429,604	$2,170,314	$1,732,972
Add: Interest expense	451,578	306,372	191,638	195,337	201,165
Income tax expense	674,703	639,188	649,487	578,876	483,542
EBIT	3,788,708	3,473,986	3,270,729	2,944,527	2,417,679
Add: Depreciation and amortization expense	549,755	497,577	442,223	407,683	397,466
Rent expense(2)	447,693	406,398	373,278	345,380	329,783
Share-based expense	106,246	93,087	70,612	56,112	44,835
EBITDAR	$4,892,402	$4,471,048	$4,156,842	$3,753,702	$3,189,763

Debt	$9,024,381	$7,668,549	$6,122,092	$5,269,820	$5,513,371
Financing lease liabilities	399,441	287,618	310,305	276,054	223,353
Add: Rent x 6(2)(5)	2,686,158	2,438,388	2,239,668	2,072,280	1,978,696
Adjusted debt	$12,109,980	$10,394,555	$8,672,065	$7,618,154	$7,715,420

Adjusted debt to EBITDAR	2.5	2.3	2.1	2.0	2.4

(1)	The fiscal year ended August 31, 2024, consisted of 53 weeks.
(2)	The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the 53 weeks ended, August 31, 2024, and the 52 weeks ended August 26, 2023, August 27,2022, August 28, 2021 and August 29, 2020.

	For the year ended
(in thousands)	August 31, 2024	August 26, 2023	August 27, 2022	August 28, 2021	August 29, 2020

Total lease cost, per ASC 842	$588,835	$524,283	$470,563	$427,443	$415,505
Less: Finance lease interest and amortization	(103,670)	(86,521)	(69,564)	(56,334)	(60,275)
Less: Variable operating lease components, related to insurance and common area maintenance	(37,472)	(31,364)	(27,721)	(25,729)	(25,447)
Rent expense	$447,693	$406,398	$373,278	$345,380	$329,783

(3)	For fiscal 2024, 2023, 2022, 2021 and 2020, the effective tax rate was 20.2%, 20.2%, 21.1%, 21.1% and 21.8%, respectively.
(4)	All averages are computed based on trailing five quarters.
(5)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.

Reconciliation of Non-GAAP Financial Measure: Fiscal 2024 Results Excluding Impact of 53rd Week:

The following table summarizes the impact of the additional week to the 53 week fiscal year ended August 31, 2024.

(in thousands, except per share)	Fiscal 2024 Results of Operations	Results of Operations for 53rd Week	Fiscal 2024 Results of Operations Excluding 53rd Week

Net sales	$18,490,268	$(365,879)	$18,124,389
Cost of sales	8,673,216	(176,855)	8,496,361
Gross profit	9,817,052	(189,024)	9,628,028
Operating, selling, general and administrative expenses	6,028,344	(102,278)	5,926,066
EBIT	3,788,708	(86,746)	3,701,962
Interest expense, net	451,578	(9,009)	442,569
Income before taxes	3,337,130	(77,737)	3,259,393
Income tax expense	674,703	(17,024)	657,679
Net income	$2,662,427	$(60,713)	$2,601,714
Diluted earnings per share	$149.55	$(3.41)	$146.14

Recent Accounting Pronouncements

See Note A of the Notes to Consolidated Financial Statements for a discussion on recent accounting pronouncements.

Critical Accounting Policies and Estimates

Preparation of our Consolidated Financial Statements requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements, reported amounts of revenues and expenses during the reporting period and related disclosures of contingent liabilities. In the Notes to our Consolidated Financial Statements, we describe our significant accounting policies used in preparing the Consolidated Financial Statements. Our policies are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ under different assumptions or conditions. Our senior management has identified self-insurance reserves as a critical accounting estimate that is materially impacted by assumptions and has discussed this policy with the Audit Committee of our Board.

Self-Insurance Reserves

We retain a significant portion of the risks associated with workers’ compensation, general, product liability, property and vehicle liability; and we obtain third party insurance to limit the exposure related to certain of these risks. Our self-insurance reserve estimates totaled $257.7 million at August 31, 2024, and $268.8 million at August 26, 2023. Where estimates are possible, losses covered by insurance are recognized on a gross basis with a corresponding insurance receivable.

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

Management believes that the various assumptions developed and actuarial methods used to determine our self- insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management, and as a result these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about healthcare costs, the severity of accidents and the incidence of illness, the average size of claims and other factors could cause actual claim costs to vary from our assumptions and estimates, causing our reserves to be overstated or understated. A 10% change in our self-insurance liability would have affected net income by approximately $18.8 million for fiscal 2024.

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

If the discount rate used to calculate the present value of these reserves changed by 25 basis points, net income would have been affected by approximately $1.2 million for fiscal 2024.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from, among other things, changes in interest rates, foreign exchange rates and fuel prices. From time to time, we use various derivative instruments to reduce interest rate and fuel price risks. To date, no derivative instruments have been utilized to reduce foreign exchange rate risk. All of our hedging activities are governed by guidelines that are authorized by the Board. Further, we do not buy or sell derivative instruments for trading purposes.

Interest Rate Risk

Our financial market risk results primarily from changes in interest rates. At times, we reduce our exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts, treasury lock agreements and forward-starting interest rate swaps.

We have historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. We reflect the current fair value of all interest rate hedge instruments as a component of either other current assets or accrued expenses and other. Our interest rate hedge instruments are designated as cash flow hedges. As of August 31, 2024 and August 26, 2023, no such interest rate swaps were outstanding.

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

The fair value of our debt was estimated at $9.0 billion as of August 31, 2024, and $7.3 billion as of August 26, 2023, based on the quoted market prices for the same or similar debt issues or on the current rates available to us for debt having the same remaining maturities. Such fair value is greater than the carrying value of debt by $3.5 million and less than the carrying value of debt by $406.6 million at August 31, 2024 and August 26, 2023, respectively. This amount reflects face amount, adjusted for any unamortized debt issuance costs and discounts.

We had $580.0 million in variable rate debt outstanding at August 31, 2024 and $1.2 billion in August 26, 2023.

We had outstanding fixed rate debt of $8.4 billion, net of unamortized debt issuance costs of $55.6 million, at August 31, 2024, and $6.5 billion, net of unamortized debt issuance costs of $41.1 million, at August 26, 2023. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by approximately $365.1 million at August 31, 2024.

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

We view our investments in Mexican subsidiaries as long-term. As a result, we generally do not hedge these net investments. The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the year-end exchange rates was $478.4 million at August 31, 2024 and $409.8 million at August 26, 2023. The year-end exchange rates with respect to the Mexican peso decreased by 17.9% with respect to the U.S. dollar during fiscal 2024 and increased by 15.7% with respect to the U.S. dollar during fiscal 2023. The potential loss in value of our net assets in the Mexican subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at August 31, 2024 and August 26, 2023, would have been approximately $43.5 million and approximately $37.3 million, respectively. Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the foreign currency translation component of Accumulated Other Comprehensive Loss, unless the Mexican subsidiaries are sold or otherwise disposed. A hypothetical 10 percent adverse change in average exchange rates would not have a material impact on our results of operations.

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of August 31, 2024, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of August 31, 2024.

Our independent registered public accounting firm, Ernst & Young LLP (PCAOB ID: 42), audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting as of August 31, 2024 is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AutoZone, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AutoZone, Inc.’s internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, AutoZone, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2024 and August 26, 2023, the related consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended August 31, 2024, and the related notes and our report dated October 28, 2024 expressed an unqualified opinion thereon.

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

October 28, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AutoZone, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AutoZone, Inc. (the Company) as of August 31, 2024, and August 26, 2023, the related consolidated statements of income, comprehensive income, stockholders' deficit and cash flows for each of the three years in the period ended August 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2024 and August 26, 2023, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 28, 2024 expressed an unqualified opinion thereon.

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

At August 31, 2024, the Company’s self-insurance reserve estimate was $257.7 million. As more fully described in Note A of the consolidated financial statements, the Company retains a significant portion of the risks associated with workers’ compensation, general liability, product liability, property and vehicle insurance. Accordingly, the Company utilizes various methods, including analyses of historical trends and actuarial methods, to estimate the costs of these risks.

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

Memphis, Tennessee

October 28, 2024

AutoZone, Inc. Consolidated Statements of Income

	Year Ended
	August 31,	August 26,	August 27,
	2024	2023	2022
(in thousands, except per share data)	(53 weeks)	(52 weeks)	(52 weeks)

Net sales	$18,490,268	$17,457,209	$16,252,230
Cost of sales, including warehouse and delivery expenses	8,673,216	8,386,787	7,779,580
Gross profit	9,817,052	9,070,422	8,472,650
Operating, selling, general and administrative expenses	6,028,344	5,596,436	5,201,921
Operating profit	3,788,708	3,473,986	3,270,729
Interest expense, net	451,578	306,372	191,638
Income before income taxes	3,337,130	3,167,614	3,079,091
Income tax expense	674,703	639,188	649,487
Net income	$2,662,427	$2,528,426	$2,429,604

Weighted average shares for basic earnings per share	17,309	18,510	20,107
Effect of dilutive stock equivalents	494	593	626
Weighted average shares for diluted earnings per share	17,803	19,103	20,733

Basic earnings per share	$153.82	$136.60	$120.83
Diluted earnings per share	$149.55	$132.36	$117.19

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Statements of Comprehensive Income

	Year Ended
	August 31,	August 26,	August 27,
	2024	2023	2022
(in thousands)	(53 weeks)	(52 weeks)	(52 weeks)

Net income	$2,662,427	$2,528,426	$2,429,604
Other comprehensive (loss) income:
Foreign currency translation adjustments	(174,715)	103,633	7,448
Unrealized gains (losses) on marketable debt securities, net of taxes	2,151	320	(2,760)
Net derivative activities, net of taxes	1,782	5,747	2,762
Total other comprehensive (loss) income	(170,782)	109,700	7,450
Comprehensive income	$2,491,645	$2,638,126	$2,437,054

(1)

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Balance Sheets

	August 31,	August 26,
(in thousands)	2024	2023

Assets
Current assets:
Cash and cash equivalents	$298,172	$277,054
Accounts receivable	545,575	520,385
Merchandise inventories	6,155,218	5,764,143
Other current assets	307,794	217,844
Total current assets	7,306,759	6,779,426

Property and equipment:
Land	1,390,713	1,367,391
Buildings and improvements	5,124,448	4,860,216
Equipment	3,308,967	2,972,879
Leasehold improvements	922,466	831,508
Construction in progress	558,531	305,896
Property and equipment	11,305,125	10,337,890
Less: Accumulated depreciation and amortization	(5,121,586)	(4,741,342)
	6,183,539	5,596,548

Operating lease right-of-use assets	3,057,780	2,998,097
Goodwill	302,645	302,645
Deferred income taxes	83,689	86,002
Other long-term assets	242,126	223,160
Total long-term assets	3,686,240	3,609,904
Total assets	$17,176,538	$15,985,878

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,355,701	$7,201,281
Current portion of operating lease liabilities	266,855	257,256
Accrued expenses and other	1,060,746	1,000,841
Income taxes payable	30,941	52,478
Total current liabilities	8,714,243	8,511,856

Long-term debt	9,024,381	7,668,549
Operating lease liabilities, less current portion	2,960,174	2,917,046
Deferred income taxes	447,067	536,278
Other long-term liabilities	780,287	702,043

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 17,451 shares issued and 16,926 shares outstanding as of August 31, 2024; 18,936 shares issued and 17,857 shares outstanding as of August 26, 2023	175	189
Additional paid-in capital	1,621,553	1,484,992
Retained deficit	(4,424,982)	(2,959,278)
Accumulated other comprehensive loss	(361,618)	(190,836)
Treasury stock, at cost	(1,584,742)	(2,684,961)
Total stockholders’ deficit	(4,749,614)	(4,349,894)
Total liabilities and stockholders' deficit	$17,176,538	$15,985,878

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Statements of Cash Flows

	Year Ended
	August 31,	August 26,	August 27,
	2024	2023	2022
(in thousands)	(53 weeks)	(52 weeks)	(52 weeks)

Cash flows from operating activities:
Net income	$2,662,427	$2,528,426	$2,429,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	549,755	497,577	442,223
Other non-cash (income) charges	(40,000)	44,000	15,000
Amortization of debt origination fees	11,988	9,264	11,276
Deferred income taxes	(254,393)	(25,707)	185,594
Share-based compensation expense	106,246	93,087	70,612
Changes in operating assets and liabilities:
Accounts receivable	(38,282)	(6,674)	(125,732)
Merchandise inventories	(453,101)	(89,180)	(1,005,686)
Accounts payable and accrued expenses	244,134	(183,679)	1,224,692
Income taxes	296,398	92,832	(10,517)
Other, net	(81,056)	(19,158)	(25,931)
Net cash provided by operating activities	3,004,116	2,940,788	3,211,135

Cash flows from investing activities:
Capital expenditures	(1,072,696)	(796,657)	(672,391)
Purchase of marketable debt securities	(38,757)	(66,917)	(56,040)
Proceeds from sale of marketable debt securities	40,849	58,357	53,882
Investment in tax credit equity investments	(227,494)	(98,003)	(31,537)
Other, net	11,592	27,042	57,987
Net cash used in investing activities	(1,286,506)	(876,178)	(648,099)

Cash flows from financing activities:
Net (payments of)/proceeds from commercial paper	(629,600)	606,200	603,400
Proceeds from issuance of debt	2,300,000	1,750,000	750,000
Repayment of debt	(300,000)	(800,000)	(500,000)
Net proceeds from sale of common stock	176,236	182,494	113,934
Purchase of treasury stock	(3,140,917)	(3,699,552)	(4,359,991)
Repayment of principal portion of finance lease liabilities	(85,258)	(81,055)	(67,182)
Other, net	(4,197)	(18,169)	(10,658)
Net cash used in financing activities	(1,683,736)	(2,060,082)	(3,470,497)

Effect of exchange rate changes on cash	(12,756)	8,146	506

Net increase (decrease) in cash and cash equivalents	21,118	12,674	(906,955)
Cash and cash equivalents at beginning of period	277,054	264,380	1,171,335
Cash and cash equivalents at end of period	$298,172	$277,054	$264,380

Supplemental cash flow information:
Interest paid, net of interest cost capitalized	$353,819	$260,866	$178,561
Income taxes paid	$437,552	$570,250	$461,232
Leased assets obtained in exchange for new finance lease liabilities	$196,112	$58,316	$100,711
Leased assets obtained in exchange for new operating lease liabilities	$415,212	$428,150	$527,966

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Statements of Stockholders’ Deficit

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 28, 2021	23,007	$230	$1,465,669	$(419,829)	$(307,986)	$(2,535,620)	$(1,797,536)
Net income	—	—	—	2,429,604	—	—	2,429,604
Total other comprehensive income	—	—	—	—	7,450	—	7,450
Purchase of 2,220 shares of treasury stock	—	—	—	—	—	(4,359,991)	(4,359,991)
Retirement of treasury shares	(2,484)	(25)	(292,975)	(3,339,842)	—	3,632,842	—
Issuance of common stock under stock options and stock purchase plans	209	2	113,932	—	—	—	113,934
Share-based compensation expense	—	—	67,626	—	—	—	67,626
Balance at August 27, 2022	20,732	207	1,354,252	(1,330,067)	(300,536)	(3,262,769)	(3,538,913)
Net income	—	—	—	2,528,426	—	—	2,528,426
Total other comprehensive income	—	—	—	—	109,700	—	109,700
Purchase of 1,524 shares of treasury stock	—	—	—	—	—	(3,723,289)	(3,723,289)
Retirement of treasury shares	(2,051)	(20)	(143,440)	(4,157,637)	—	4,301,097	—
Issuance of common stock under stock options and stock purchase plans	255	2	182,492	—	—	—	182,494
Share-based compensation expense	—	—	91,688	—	—	—	91,688
Balance at August 26, 2023	18,936	189	1,484,992	(2,959,278)	(190,836)	(2,684,961)	(4,349,894)
Net income	—	—	—	2,662,427	—	—	2,662,427
Total other comprehensive loss	—	—	—	—	(170,782)	—	(170,782)
Purchase of 1,149 shares of treasury stock	—	—	—	—	—	(3,170,320)	(3,170,320)
Retirement of treasury shares	(1,703)	(17)	(142,391)	(4,128,131)	—	4,270,539	—
Issuance of common stock under stock options and stock purchase plans	218	3	176,233	—	—	—	176,236
Share-based compensation expense	—	—	102,719	—	—	—	102,719
Balance at August 31, 2024	17,451	$175	$1,621,553	$(4,424,982)	$(361,618)	$(1,584,742)	$(4,749,614)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

Business: AutoZone, Inc. (“AutoZone” or the “Company”) is the leading retailer and distributor of automotive replacement parts and accessories in the Americas. At the end of fiscal 2024, the Company operated 6,432 stores in the U.S., 794 stores in Mexico and 127 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At the end of fiscal 2024, in 5,898 of the domestic stores as well as the vast majority of our stores in Mexico and Brazil, we had a commercial sales program that provided prompt delivery of parts and other products and commercial credit to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts. We also sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. Additionally, the Company sells the ALLDATA brand automotive diagnostic, repair, collision and shop management software through www.alldata.com. The Company also provides product information on its Duralast branded products through www.duralastparts.com. The Company does not derive revenue from automotive repair or installation services.

Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks ending on the last Saturday in August. Fiscal 2024 represented 53 weeks. Fiscal 2023 and 2022 represented 52 weeks.

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

The Company considers its investment in these tax credit funds as investments in variable interest entities (“VIEs”). The Company evaluates the investment in any VIE to determine whether it is the primary beneficiary. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. As of August 31, 2024, the Company held tax credit equity investments that were deemed to be VIEs and determined that it was not the primary beneficiary of the entities, as it did not have the power to direct the activities that most significantly impacted the entity and accounted for this investment using the equity method. The Company’s maximum exposure to losses is generally limited to its net investment, which was $53.9 million as of August 31, 2024 and $29.6 million as of August 26, 2023 and was included within the Other long-term assets caption in the accompanying Consolidated Balance Sheets. As of August 31, 2024, the Company had commitments to make certain additional capital contributions to one of its tax credit funds totaling $26.3 million.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash equivalents consist of investments with original maturities of 90 days or less. Cash equivalents include proceeds due from credit and debit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash and cash equivalents were $91.5 million at August 31, 2024 and $88.6 million at August 26, 2023.

Cash balances are held in various locations around the world. Cash and cash equivalents of $99.8 million and $108.5 million were held outside of the U.S. as of August 31, 2024, and August 26, 2023, respectively, and were generally utilized to support the liquidity needs in foreign operations.

Accounts Receivable: In accordance with ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), the Company estimates all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, based on historical experience, current market conditions and supportable forecasts. The Company’s accounts receivable primarily consists of receivables from commercial customers. The Company routinely grants credit to certain commercial customers on a short-term basis consisting primarily of daily, weekly or monthly terms. The risk of credit loss in its trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms and diversification of customers, as well as the low dollar value for its typical sales transaction.

Receivables are presented net of an allowance for credit losses. Allowances for expected credit losses are determined based on historical experience, the current economic environment, our expectations of future economic conditions and the current evaluation of the composition of accounts receivable. The Company will apply adjustments for specific factors and current economic conditions as needed at each reporting date. The Company’s allowance for credit losses is included in “Accounts receivable” on the accompanying Consolidated Balance Sheets as of August 31, 2024 and August 26, 2023. The balance of the allowance for credit losses was $10.3 million at August 31, 2024, and $7.7 million at August 26, 2023.

Vendor Receivables: The Company’s vendor receivables primarily consist of balances arising from its vendors through a variety of programs and arrangements, including rebates, allowances, promotional funds and reimbursement of specific, incremental, identifiable costs incurred by the Company in selling the vendors’ products. The amounts to be received are prescribed by the terms of the vendor agreements and therefore collection of such amounts is generally not at risk. The Company regularly reviews vendor receivables for collectability and assesses the need for an allowance for credit losses based on an evaluation of the vendors’ financial positions and corresponding abilities to meet financial obligations. Management does not believe there is a reasonable likelihood that the Company will be unable to collect the receivables from vendors and did not record a reserve for expected credit losses from vendors in the Consolidated Financial Statements as of August 31, 2024 and August 26, 2023. Vendor receivables are included in “Accounts receivable” on the accompanying Consolidated Balance Sheets as of August 31, 2024 and August 26, 2023.

Merchandise Inventories: Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or market for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. The Company’s policy is not to write up inventory in excess of replacement cost. Due to recent price changes on the Company’s merchandise purchases, primarily driven by fluctuating freight costs, the Company’s LIFO credit reserve balance was $19.0 million at August 31, 2024 and $59.0 million at August 26, 2023. Increases to the Company’s LIFO credit reserve balance are recorded as a non-cash charge to cost of sales and decreases are recorded as a non-cash benefit to cost of sales.

Marketable Debt Securities: The Company invests a portion of its assets held by the Company’s wholly owned insurance captive in marketable debt securities and classifies them as available-for-sale. The Company includes these marketable debt securities within the Other current assets and Other long-term assets captions in the accompanying Consolidated Balance Sheets and records the amounts at fair market value, which is determined using quoted market prices at the end of the reporting period. (Refer to “Note B – Fair Value Measurements” and “Note C – Marketable Debt Securities” for a discussion of marketable debt securities.)

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

Goodwill: The cost in excess of fair value of identifiable net assets of businesses acquired is recorded as goodwill. Goodwill has not been amortized since fiscal 2001, but an analysis is performed at least annually to compare the fair value of the reporting unit to the carrying amount to determine if any impairment exists. The Company had approximately $302.6 million of goodwill, which is allocated to the Domestic Auto Parts operating segment at August 31, 2024 and August 26, 2023. The Company performs its annual impairment assessment in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. In the fourth quarter of fiscal 2024 and 2023, the Company concluded its remaining goodwill was not impaired.

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

AutoZone’s financial market risk results primarily from changes in interest rates. At times, AutoZone reduces its exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts, treasury lock agreements and forward-starting interest rate swaps. All of the Company’s interest rate hedge instruments are designated as cash flow hedges. (Refer to “Note L – Derivative Financial Instruments” for additional disclosures regarding the Company’s derivative instruments and hedging activities.) Cash flows related to these instruments designated as qualifying hedges are reflected in the accompanying Consolidated Statements of Cash Flows in the same categories as the cash flows from the items being hedged. The resulting gain or loss from such settlement is deferred to Accumulated Other Comprehensive Loss and reclassified to interest expense over the term of the underlying debt. This reclassification of the deferred gains and losses impacts the interest expense recognized on the underlying debt that was hedged.

Foreign Currency: The Company accounts for its foreign operations using the local market currency and converts its financial statements from these currencies to U.S. dollars. The cumulative loss on currency translation is recorded as a component of Accumulated Other Comprehensive Loss (Refer to “Note M – Accumulated Other Comprehensive Loss” for additional information regarding the Company’s Accumulated Other Comprehensive Loss.)

Self-Insurance Reserves: The Company retains a significant portion of the risks associated with workers’ compensation, general liability, product liability, property and vehicle insurance. The Company obtains third party insurance to limit the exposure related to certain of these risks. The reserve for the Company’s liability associated with these risks totaled $257.7 million and $268.8 million at August 31, 2024 and August 26, 2023, respectively.

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

Leases: The Company leases certain real estate and vehicles under various non-callable leases. Leases are recorded on their commencement date, which is the date the Company takes possession or control of the underlying asset. Most of the Company’s leases are operating leases; however, certain land and vehicles are leased under finance leases. The leases have varying terms and expire at various dates through 2044. Real estate operating leases typically have initial terms between one and 20 years, and real estate finance leases typically have terms of 20 or more years, with multiple optional renewal periods of one to five years each. Vehicle finance leases typically have original terms between one and five years. The Company subleases certain properties that are not used in its operations. Sublease income was not significant for the periods presented.

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

Certain lease agreements require variable payments based upon actual costs of common-area maintenance, real estate taxes and insurance. Lease components are not separated from the non-lease components (typically fixed common-area maintenance costs at its retail store locations) for all classes of leased assets, except vehicles which contain variable non-lease components that are expensed as incurred. The Company uses the stated borrowing rate in determining the present value of the lease payments over the lease term for vehicles. The Company’s incremental borrowing rate is used to determine the present value of the lease payments over the lease term for substantially all the operating and financing leases for retail stores, distribution centers and other real estate, as these leases typically do not have a stated borrowing rate. For operating leases that commenced prior to the date of adoption of ASU 2016-02 – Leases (Topic 842), the Company used the incremental borrowing rate that corresponded to the remaining lease term as of the date of adoption. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. (Refer to “Note D – Leases” for additional disclosures regarding the Company’s leases.)

Financial Instruments: The Company has financial instruments, including cash and cash equivalents, accounts receivable, other current assets and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short maturities. (Refer to “Note I – Financing” for a discussion of the carrying values and fair values of the Company’s debt, “Note C – Marketable Debt Securities” for additional disclosures related to marketable debt securities and “Note L – Derivative Financial Instruments” for additional information regarding derivatives.)

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

The Company classifies interest related to income tax liabilities, and if applicable, penalties, as a component of Income tax expense. The income tax liabilities and accrued interest and penalties are expected to be payable within one year of the balance sheet date are presented within the Accrued expenses and other caption in the accompanying Consolidated Balance Sheets. The remaining portion of the income tax liabilities and accrued interest and penalties are presented within the Other long-term liabilities caption in the accompanying Consolidated Balance Sheets because payment of cash is not anticipated within one year of the balance sheet date. (Refer to “Note E – Income Taxes” for additional disclosures regarding the Company’s income taxes.)

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

There were no material contract assets, liabilities or deferred costs recorded on the Consolidated Balance Sheet as of August 31, 2024 and August 26, 2023. Revenue related to unfulfilled performance obligations as of August 31, 2024 and August 26, 2023 is not significant. (Refer to “Note Q – Segment Reporting” for additional information related to revenue recognized during the period.)

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

The Company expenses advertising costs as incurred. Advertising expense, net of vendor promotional funds, was $102.7 million in fiscal 2024, $99.5 million in fiscal 2023 and $97.1 million in fiscal 2022. Vendor promotional funds, which reduced advertising expense, amounted to $67.8 million in fiscal 2024, $62.4 million in fiscal 2023 and $52.1 million in fiscal 2022.

Cost of Sales and Operating, Selling, General and Administrative Expenses: The following illustrates the primary costs classified in each major expense category:

Cost of Sales

●	Total cost of merchandise sold, including:
o	Freight expenses associated with moving merchandise inventories from the Company’s vendors to the distribution centers;
o	Vendor allowances that are not reimbursements for specific, incremental and identifiable costs
●	Costs associated with operating the Company’s supply chain, including payroll and benefits, warehouse occupancy, transportation and depreciation; and
●	Inventory shrinkage

Operating, Selling, General and Administrative Expenses

●	Payroll and benefits for store, field leadership and store support employees;
●	Occupancy of store and store support facilities;
●	Depreciation and amortization related to store and store support assets;
●	Transportation associated with field leadership, commercial sales force and deliveries from stores;
●	Advertising;
●	Self-insurance;
●	Technology; and
●	Other administrative costs, such as credit card transaction fees, legal costs, supplies and travel and lodging

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

Earnings per Share: Basic earnings per share is based on the weighted average outstanding common shares. Diluted earnings per share is based on the weighted average outstanding common shares adjusted for the effect of common stock equivalents, which are primarily stock options. There were 118,771, 140,071 and 142,887 stock options excluded for the year ended August 31, 2024, August 26, 2023 and August 27, 2022, respectively, because they would have been anti-dilutive.

Share-Based Payments: Share-based payments include stock option grants, restricted stock, restricted stock units, stock appreciation rights and other transactions under the Company’s equity incentive plans. The Company recognizes compensation expense for its share-based payments over the requisite service period based on the fair value of the awards. The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options. The value of restricted stock is based on the stock price of the award on the grant date. (Refer to “Note O – Share-Based Payments” for further discussion.)

Risk and Uncertainties: In fiscal 2024, one class of similar products accounted for approximately 15 percent of the Company’s total revenues and one individual vendor provided 12 percent of our total purchases. No other class of similar products accounted for 10 percent or more of total revenues, and no other individual vendor provided more than 10 percent of total purchases.

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

Note B – Fair Value Measurements

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	August 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$26,697	$11,734	$—	$38,431
Other long-term assets	27,031	56,696	—	83,727
	$53,728	$68,430	$—	$122,158

	August 26, 2023
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$35,349	$4,290	$—	$39,639
Other long-term assets	71,028	10,846	—	81,874
	$106,377	$15,136	$—	$121,513

At August 31, 2024, the fair value measurement amounts for assets and liabilities recorded in the accompanying Consolidated Balance Sheet consisted of short-term marketable debt securities of $38.4 million, which are included within Other current assets and long-term marketable debt securities of $83.7 million, which are included within Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the debt securities, including benchmark yields and reported trades.

A discussion on how the Company’s cash flow hedges are valued is included in “Note L – Derivative Financial Instruments,” while the fair values of the marketable debt securities by asset class are described in “Note C – Marketable Debt Securities.”

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Certain non-financial assets and liabilities are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. These non-financial assets and liabilities could include assets and liabilities acquired in an acquisition as well as goodwill, intangible assets and property, plant and equipment that are determined to be impaired. At August 31, 2024, the Company did not have any other significant non-financial assets or liabilities that had been measured at fair value on a non-recurring basis subsequent to initial recognition.

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

Note C – Marketable Debt Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable debt securities are recorded in Accumulated Other Comprehensive Loss. The Company’s available-for-sale marketable debt securities consisted of the following:

	August 31, 2024
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$32,355	$183	$(78)	$32,460
Government bonds	50,251	483	(493)	50,241
Mortgage-backed securities	22,859	326	(95)	23,090
Asset-backed securities and other	16,327	66	(26)	16,367
	$121,792	$1,058	$(692)	$122,158

	August 26, 2023
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$31,683	$17	$(504)	$31,196
Government bonds	63,747	—	(1,440)	62,307
Mortgage-backed securities	3,215	—	(213)	3,002
Asset-backed securities and other	25,242	—	(234)	25,008
	$123,887	$17	$(2,391)	$121,513

The marketable debt securities held at August 31, 2024, had effective maturities ranging from less than one year to approximately twenty-nine years. At August 31, 2024, the Company held 45 securities that are in an unrealized loss position of approximately $0.7 million. In evaluating whether a credit loss exists for the securities, the Company considers factors such as the severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value. An allowance for credit losses was deemed unnecessary given consideration of the factors above. The Company did not realize any material gains or losses on its marketable debt securities during fiscal 2024, 2023 or 2022.

Included above in total marketable debt securities are $111.5 million and $105.0 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses as of August 31, 2024 and August 26, 2023, respectively.

Note D – Leases

Lease-related assets and liabilities recorded on the Consolidated Balance Sheets are as follows:

(in thousands)	Classification	August 31, 2024	August 26, 2023

Assets:
Operating	Operating lease right-of-use assets	$3,057,780	$2,998,097
Finance	Property and equipment	528,482	419,247
Total lease assets		$3,586,262	$3,417,344
Liabilities:
Current:
Operating	Current portion of operating lease liabilities	$266,855	$257,256
Finance	Accrued expenses and other	115,559	86,916
Noncurrent:
Operating	Operating lease liabilities, less current portion	2,960,174	2,917,046
Finance	Other long-term liabilities	283,882	200,702
Total lease liabilities		$3,626,470	$3,461,920

Accumulated amortization related to finance lease assets was $132.1 million as of August 31, 2024 and $132.5 million as of August 26, 2023.

Lease costs for finance and operating leases for the 53 weeks ended August 31, 2024 and 52 weeks ended August 26, 2023 are as follows:

		For the year ended
(in thousands)	Statement of Income Location	August 31, 2024	August 26, 2023

Finance lease cost:
Amortization of lease assets	Depreciation and amortization	$84,392	$71,913
Interest on lease liabilities	Interest expense, net	19,279	14,608
Operating lease cost(1)	Selling, general and administrative expenses	485,164	437,762
Total lease cost		$588,835	$524,283
(1)	Includes short-term leases, variable lease costs and sublease income, which are immaterial.

The future rental payments, inclusive of renewal options that have been included in defining the expected lease term, of our operating and finance lease obligations as of August 31, 2024 having initial or remaining lease terms in excess of one year are as follows:

	Finance	Operating
(in thousands)	Leases	Leases	Total

2025	$116,999	$391,901	$508,900
2026	117,426	424,859	542,285
2027	92,415	404,075	496,490
2028	61,692	375,799	437,491
2029	30,697	344,197	374,894
Thereafter	42,425	2,217,046	2,259,471
Total lease payments	461,654	4,157,877	4,619,531
Less: Interest	(62,213)	(930,848)	(993,061)
Present value of lease liabilities	$399,441	$3,227,029	$3,626,470

The following table summarizes the Company’s lease term and discount rate assumptions:

August 31, 2024

Weighted-average remaining lease term in years, inclusive of renewal options that are reasonably certain to be exercised:
Finance leases – real estate	21
Finance leases – vehicles	4
Operating leases	12
Weighted-average discount rate:
Finance leases – real estate	3.90%
Finance leases – vehicles	5.17%
Operating leases	4.13%

Cash paid for amounts included in the measurement of operating lease liabilities of $362.5 million and $335.2 million was reflected in cash flows from operating activities in the consolidated statement of cash flows for fiscal years 2024 and 2023, respectively.

As of August 31, 2024, the Company has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases have undiscounted future payments of approximately $58.9 million and $26.0 million for real estate and vehicles, respectively, and will commence when the Company obtains possession of the underlying leased asset. Commencement dates are expected to be from fiscal 2025 to fiscal 2026.

Note E – Income Taxes

The components of operating income before income taxes are as follows:

	Year Ended
	August 31,	August 26,	August 27,
(in thousands)	2024	2023	2022

Domestic	$2,663,148	$2,621,714	$2,429,262
International	673,982	545,900	649,829
	$3,337,130	$3,167,614	$3,079,091

The provision for income tax expense consisted of the following:

	Year Ended
	August 31,	August 26,	August 27,
(in thousands)	2024	2023	2022

Current tax provision (benefit):
Federal	$846,176	$491,338	$341,462
State	54,837	86,687	48,490
International	193,794	154,907	122,381
Purchased tax credits	(368,870)	(68,037)	(48,440)
	725,937	664,895	463,893
Deferred tax provision (benefit):
Federal	(163,775)	26,858	157,807
State	12,264	(21,847)	34,564
International	(10,616)	(24,126)	(9,719)
Purchased tax credits	110,893	(6,592)	2,942
	(51,234)	(25,707)	185,594
Income tax expense	$674,703	$639,188	$649,487

A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate to income before income taxes is as follows:

	Year Ended
	August 31,	August 26,	August 27,
(in thousands)	2024	2023	2022

Federal tax at statutory U.S. income tax rate	21.0%	21.0%	21.0%
State income taxes, net	1.6%	1.6%	2.1%
Share-based compensation	(1.9)%	(2.3)%	(1.6)%
US Tax on Non-U.S. Income (Subpart F)	2.9%	2.5%	2.3%
US Tax on Non-U.S. Income (GILTI)	1.2%	0.8%	0.8%
Non-U.S. Permanent Differences	(1.3)%	(1.4)%	(1.5)%
Non-US Rate Differences	1.1%	0.4%	1.0%
Foreign Tax Credits	(2.9)%	(2.3)%	(1.9)%
Other	(1.5)%	(0.1)%	(1.1)%
Effective tax rate	20.2%	20.2%	21.1%

For the year ended August 31, 2024, August 26, 2023, and August 27, 2022, the Company recognized excess tax benefits from stock option exercises of $81.4 million, $92.2 million, and $63.2 million, respectively.

The Company is subject to a tax on global intangible low-taxed income (“GILTI”) which is imposed on foreign earnings. The Company has made the election to record this tax as a period cost, thus has not adjusted the deferred tax assets or liabilities of its foreign subsidiaries for this tax.

Significant components of the Company's deferred tax assets and liabilities were as follows:

	August 31,	August 26,
(in thousands)	2024	2023

Deferred tax assets:
Net operating loss and credit carryforwards	$47,030	$45,081
Accrued benefits	86,119	82,318
Operating lease liabilities	722,156	698,728
Federal credit carryforwards	131,895	—
Other	102,820	90,897
Total deferred tax assets	1,090,020	917,024
Valuation allowances	(26,922)	(24,940)
Net deferred tax assets	1,063,098	892,084

Deferred tax liabilities:
Property and equipment	(228,184)	(194,686)
Inventory	(499,022)	(451,360)
Operating lease assets	(660,949)	(652,652)
Other	(38,320)	(43,662)
Deferred tax liabilities	(1,426,475)	(1,342,360)

Net deferred tax liabilities	$(363,377)	$(450,276)

For the year ended August 31, 2024, the Company asserts indefinite reinvestment for basis differences and accumulated earnings through fiscal 2020 with respect to its foreign subsidiaries. The Company does not assert permanent reinvestment of fiscal 2021 through current year earnings with respect to its Mexican subsidiaries while maintaining its assertion of indefinite reinvestment of fiscal 2021 through current year earnings of other foreign subsidiaries. Where necessary, taxes resulting from foreign distributions of current and accumulated earnings (e.g., withholding taxes) have been considered in the Company’s provision for income taxes.

As of August 31, 2024, we have not recorded incremental income taxes for outside basis differences of $386.7 million in our investments in foreign subsidiaries, as these amounts are indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to the outside basis differences in these entities is not practicable.

The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective for our tax periods ending August 30, 2025 and forward. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting similar legislation. As currently designed, Pillar Two will ultimately apply to our worldwide operations. There remains uncertainty as to the final Pillar Two model rules. We are continuing to evaluate the Pillar Two rules and their potential impact on future periods, but we do not expect the rules to have a material impact on our effective tax rate.

At August 31, 2024 and August 26, 2023, the Company had net operating loss (“NOL”) carryforwards totaling approximately $309.8 million ($37.2 million tax effected) and $314.6 million ($37.2 million tax effected), respectively. Certain NOLs have no expiration date and others will expire, if not utilized, in various years from fiscal 2025 through 2043. At August 31, 2024 and August 26, 2023, the Company had deferred tax assets for income tax credit carryforwards of $141.7 million and $7.9 million, respectively. Income tax credit carryforwards will expire, if not utilized, in various years from fiscal 2025 through 2051.

Pursuant to provisions under the Inflation Reduction Act, enacted in August of 2022, the Company purchased transferable federal tax credits during fiscal year 2024 from various counterparties. Such federal tax credits were purchased at negotiated discounts, resulting in an income tax benefit recorded during the year ended August 31,

2024. Receivables associated with transferable federal tax credits are recorded (netted) within taxes payable and deferred tax liabilities

At August 31, 2024 and August 26, 2023, the Company had a valuation allowance of $26.9 million and $24.9 million, respectively, on deferred tax assets associated with NOL and tax credit carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized. Management believes it is more likely than not that the remaining deferred tax assets will be fully realized given the extended carryforward periods referenced.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	August 31,	August 26,
(in thousands)	2024	2023

Beginning balance	$49,487	$49,316
Additions based on tax positions related to the current year	5,386	9,416
Additions for tax positions of prior years	5,373	8,012
Reductions for tax positions of prior years	(8,595)	(5,336)
Reductions due to settlements	(8,600)	(6,800)
Reductions due to statute of limitations	(5,065)	(5,121)
Ending balance	$37,986	$49,487

Included in the August 31, 2024 and the August 26, 2023 balances are $32.1 million and $37.0 million, respectively, of unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate. The balances above also include amounts of $3.8 million and $8.6 million for August 31, 2024 and August 26, 2023, respectively, that are accounted for as reductions to deferred tax assets for NOL carryforwards and tax credit carryforwards. It is anticipated that in the event the associated uncertain tax positions are disallowed, the NOL carryforwards and tax credit carryforwards would be utilized to settle the liability.

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had $11.2 million and $10.1 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at August 31, 2024 and August 26, 2023, respectively.

The Company files U.S. federal, U.S. state and local, and international income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, U.S. state and local, or Non-U.S. examinations by tax authorities for fiscal year 2020 and prior. The Company is typically engaged in various tax examinations at any given time by U.S. federal, U.S. state and local, and Non-U.S. taxing jurisdictions. As of August 31, 2024, the Company estimates that the amount of unrecognized tax benefits could be reduced by approximately $13.1 million over the next twelve months as a result of tax audit settlements. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

Note F – Supplier Financing Programs

The Company has arrangements with third-party financial institutions to confirm invoice balances owed by the Company to certain suppliers and pay the financial institutions the confirmed amounts on the invoice due dates. These arrangements allow the Company’s inventory suppliers, at their sole discretion, to enter into agreements directly with these financial institutions to finance the Company’s obligations to the suppliers at terms negotiated between the suppliers and the financial institutions. Supplier participation is optional and our obligations to our suppliers, including the amount and dates due, are not impacted by our suppliers’ decision to enter into an agreement with a third-party financial institution. As of August 31, 2024 and August 26, 2023, the Company had supplier obligations outstanding that had been confirmed under these arrangements of $4.9 billion and $4.8 billion, respectively, which are included in Accounts payable and $226.7 million and $224.8 million, respectively, which are included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

Note G – Accrued Expenses and Other

Accrued expenses and other consisted of the following:

	August 31,	August 26,
(in thousands)	2024	2023

Accrued compensation, related payroll taxes and benefits	$291,728	$343,379
Property, sales and other taxes	190,317	165,731
Finance lease liabilities	115,559	86,916
Medical and casualty insurance claims (current portion)	107,877	127,624
Accrued interest	88,590	54,493
Accrued gift cards	58,529	59,254
Accrued sales and warranty returns	46,794	43,355
Other	161,352	120,089
	$1,060,746	$1,000,841

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

Note H – Litigation

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

Note I – Financing

The Company’s debt consisted of the following:

	August 31,	August 26,
(in thousands)	2024	2023

3.125% Senior Notes due April 2024, effective interest rate 3.32%	$—	$300,000
3.250% Senior Notes due April 2025, effective interest rate 3.36%	400,000	400,000
3.625% Senior Notes due April 2025, effective interest rate 3.78%	500,000	500,000
3.125% Senior Notes due April 2026, effective interest rate 3.28%	400,000	400,000
5.050% Senior Notes due July 2026, effective interest rate 5.09%	450,000	450,000
3.750% Senior Notes due June 2027, effective interest rate 3.83%	600,000	600,000
4.500% Senior Notes due February 2028, effective interest rate 4.43%	450,000	450,000
6.250% Senior Notes due November 2028, effective interest rate 6.46%	500,000	—
3.750% Senior Notes due April 2029, effective interest rate 3.86%	450,000	450,000
5.100% Senior Notes due July 2029, effective interest rate 5.30%	600,000	—
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	750,000
1.650% Senior Notes due January 2031, effective interest rate 2.19%	600,000	600,000
4.750% Senior Notes due August 2032, effective interest rate 4.76%	750,000	750,000
4.750% Senior Notes due February 2033, effective interest rate 4.70%	550,000	550,000
5.200% Senior Notes due August 2033, effective interest rate 5.22%	300,000	300,000
6.550% Senior Notes due November 2033, effective interest rate 6.71%	500,000	—
5.400% Senior Notes due July 2034, effective interest rate 5.54%	700,000	—
Commercial paper, weighted average interest rate 5.40% at August 31, 2024 and 5.43% at August 26, 2023	580,000	1,209,600
Total debt before discounts and debt issuance costs	9,080,000	7,709,600
Less: Discounts and debt issuance costs	55,619	41,051
Long-term debt	$9,024,381	$7,668,549

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

As of August 31, 2024, the Company had no outstanding borrowings and $1.8 million of outstanding letters of credit under the Revolving Credit Agreement.

The Revolving Credit Agreement requires that the Company’s consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.5:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. The Company’s consolidated interest coverage ratio as of August 31, 2024 was 5.4:1.

As of August 31, 2024, the $580 million of commercial paper borrowings, the $400 million 3.250% Senior Notes due April 2025 and the $500 million 3.625% Senior Notes due April 2025 were classified as long-term in the accompanying Consolidated Balance Sheets as the Company currently has the ability and intent to refinance them on a long-term basis through available capacity in its Revolving Credit Agreement. As of August 31, 2024, the Company had $2.2 billion of availability under its Revolving Credit Agreement, without giving effect to commercial paper borrowings, which would allow the Company to replace these short-term obligations with a long-term financing facility.

On April 18, 2024, the Company repaid its outstanding $300 million 3.125% Senior Notes due April 2024.

On July 17, 2023, the Company repaid its outstanding $500 million 3.125% Senior Notes due July 2023.

On January 17, 2023, the Company repaid its outstanding $300 million 2.875% Senior Notes due January 2023.

On January 18, 2022, the Company repaid the $500 million 3.700% Senior Notes due April 2022, which were callable at par in January 2022.

On June 28, 2024, the Company issued $600 million in 5.100% Senior Notes due July 2029 and $700 million 5.400% Senior Notes due July 2034 under the automatic shelf registration statement on Form S-3, filed with the SEC on July 19, 2022 (File No. 333-266209) (the “2022 Shelf Registration Statement”). The 2022 Shelf Registration Statement allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store or distribution center openings, stock repurchases and acquisitions. Proceeds from the debt issuance were used to repay a portion of our outstanding commercial paper borrowings and for other general corporate purposes.

On October 25, 2023, the Company issued $500 million in 6.250% Senior Notes due November 2028 and $500 million 6.550% Senior Notes due November 2033 under the 2022 Shelf Registration Statement. Proceeds from the debt issuance were used for general corporate purposes.

On July 21, 2023, the Company issued $450 million in 5.050% Senior Notes due July 2026 and $300 million in 5.200% Senior Notes due August 2033 under the 2022 Shelf Registration Statement. Proceeds from the debt issuance were used for general corporate purposes.

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

The Company also maintains a letter of credit facility that allows it to request the participating bank to issue letters of credit on its behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement and expired in June 2022. On May 16, 2022, the Company amended and restated the letter of credit facility to, among other things, extend the facility through June 2025. As of August 31, 2024, the Company had no letters of credit outstanding under the letter of credit facility.

In addition to the outstanding letters of credit issued under the committed facility discussed above, the Company had $141.6 million in letters of credit outstanding as of August 31, 2024. These letters of credit have various maturity dates and were issued on an uncommitted basis. As of August 31, 2024, the Company was in compliance with all covenants related to its borrowing arrangements.

The fair value of the Company’s debt was estimated at $9.0 billion as of August 31, 2024, and $7.3 billion as of August 26, 2023, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $3.5 million and less than the carrying value of debt by $406.6 million at August 31, 2024 and August 26, 2023, respectively. This amount reflects face amount, adjusted for any unamortized debt issuance costs and discounts.

All of the Company’s debt is unsecured. Scheduled maturities of debt are as follows:

Scheduled
(in thousands)	Maturities

2025	$1,480,000
2026	850,000
2027	600,000
2028	450,000
2029	1,550,000
Thereafter	4,150,000
Subtotal	9,080,000
Discount and debt issuance costs	55,619
Total Debt	$9,024,381

Note J – Interest Expense

Net interest expense consisted of the following:

	Year Ended
	August 31,	August 26,	August 27,
(in thousands)	2024	2023	2022

Interest expense	$465,191	$320,121	$198,883
Interest income	(11,312)	(12,054)	(6,048)
Capitalized interest	(2,301)	(1,695)	(1,197)
	$451,578	$306,372	$191,638

Note K – Stock Repurchase Program

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The Board voted to increase the repurchase authorization by $2.0 billion on December 20, 2023 and $1.5 billion on June 19, 2024, bringing the total authorization to $39.2 billion. Previously, the Board voted to increase the authorization by $4.5 billion in fiscal 2023 and $5.0 billion in fiscal 2022. The Company has $2.2 billion remaining under the Board’s authorization to repurchase its common stock.

The Company’s share repurchase activity consisted of the following:

	Year Ended
	August 31,	August 26,	August 27,
(in thousands)	2024	2023	2022

Amount	$3,170,320	$3,723,289	$4,359,991
Shares	1,149	1,524	2,220

During fiscal year 2024, the Company retired 1.7 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $4.1 billion and decreased Additional paid-in capital by $142.4 million. During the comparable prior year period, the Company retired 2.1 million shares of treasury stock, which increased Retained deficit by $4.2 billion and decreased Additional paid-in capital by $143.4 million.

Subsequent to August 31, 2024 and through October 21, 2024, the Company has repurchased 67,677 shares of common stock at an aggregate cost of $212.0 million. Considering the cumulative repurchases through October 21, 2024, the Company has $2.0 billion remaining under the Board’s authorization to repurchase its common stock.

Note L – Derivative Financial Instruments

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

At August 31, 2024, the Company had $10.6 million (excluding the impact of deferred taxes) recorded in Accumulated Other Comprehensive Loss related to net realized losses associated with terminated interest rate swap and treasury rate lock derivatives which were designated as hedging instruments. Net losses are amortized into Interest expense over the remaining life of the associated debt. During fiscal 2024 and 2023, the Company reclassified $2.3 million and $2.8 million of net losses from Accumulated Other Comprehensive Loss to Interest expense, respectively. The Company expects to reclassify $2.3 million of net losses from Accumulated Other Comprehensive Loss to Interest expense over the next 12 months.

Note M – Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss includes certain adjustments to foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale marketable debt securities. Changes in Accumulated Other Comprehensive Loss consisted of the following:

		Net
		Unrealized
	Foreign	Gain (Loss)
(in thousands)	Currency(1)	on Securities	Derivatives	Total

Balance at August 27, 2022	$(280,190)	$(2,171)	$(18,175)	$(300,536)
Other Comprehensive Income before reclassifications	103,633	472	3,635	107,740
Amounts reclassified from Accumulated Other Comprehensive Loss(2)	—	(152)	2,112	1,960
Balance at August 26, 2023	(176,557)	(1,851)	(12,428)	(190,836)
Other Comprehensive (Loss) Income before reclassifications	(174,715)	2,179	—	(172,536)
Amounts reclassified from Accumulated Other Comprehensive Loss(2)	—	(28)	1,782	1,754
Balance at August 31, 2024	$(351,272)	$300	$(10,646)	$(361,618)

(1)	Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.
(2)	Amounts shown are net of taxes/tax benefits.

Note N – 401(k) Savings Plan

The Company has a 401(k) plan that covers all domestic employees who meet the plan’s participation requirements. The plan features include Company matching contributions, immediate 100% vesting of Company contributions and a savings option up to 25% of qualified earnings. The Company makes matching contributions, per pay period, up to a specified percentage of employees’ contributions as approved by the Board. The Company made matching contributions to employee accounts in connection with the 401(k) plan of $39.0 million in fiscal 2024, $37.3 million in fiscal 2023 and $37.9 million in fiscal 2022.

Note O – Share-Based Plans

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

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $106.2 million, $93.1 million and $70.6 million for fiscal 2024, 2023 and 2022, respectively.

General terms and methods of valuation for the Company’s share-based awards are as follows:

Stock Options

The Company grants options to purchase common stock to certain of its employees under the 2020 Omnibus Plan at prices equal to the market value of the stock on the date of grant. Options have a term of ten years from grant date. Option-vesting periods range from four to five years, with the vast majority of options vesting ratably over four years. Options generally have 90 days after the service relationship ends, or one year after death, to exercise all vested options, unless retirement provisions are met. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis over the requisite service period, less estimated forfeitures. Employees who meet the qualified retirement provisions under the 2020 Omnibus Plan are assumed to have a 0% forfeiture rate. All other employee grants assume a 10% forfeiture rate, which is based on historical experience.

The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The following table presents the weighted average for key assumptions used in determining the fair value of options granted and the related share-based compensation expense:

	Year Ended
	August 31,	August 26,	August 27,
	2024	2023	2022

Expected price volatility	29%	29%	28%
Risk-free interest rate	4.7%	3.8%	1.1%
Weighted average expected lives (in years)	5.5	5.5	5.6
Forfeiture rate	7%	10%	10%
Dividend yield	0%	0%	0%

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

The weighted average grant date fair value per share of options granted was $922.10, $764.68 and $463.45 during fiscal 2024, 2023 and 2022, respectively. The intrinsic value of options exercised was $424.5 million, $424.6 million and $282.7 million in fiscal 2024, 2023 and 2022, respectively. The total fair value of options vested was $67.0 million, $47.9 million and $39.3 million in fiscal 2024, 2023 and 2022, respectively.

The Company generally issues new shares when options are exercised. The following table summarizes information about stock option activity for the year ended August 31, 2024:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number	Average	Term	Value
	of Shares	Exercise Price	(in years)	(in thousands)

Outstanding – August 26, 2023	1,027,588	$1,180.39
Granted	139,534	2,577.52
Exercised	(209,829)	799.06
Forfeited/Cancelled	(33,450)	1,884.80
Outstanding – August 31, 2024	923,843	1,452.52	5.96	$1,597,289

Exercisable	589,743	1,054.66	4.73	1,254,276
Expected to vest	321,772	2,148.75	8.13	332,305
Available for future grants	722,644

As of August 31, 2024, total unrecognized share-based compensation expense related to stock options, net of estimated forfeitures, was approximately $103.6 million, before income taxes, and will be recognized over an estimated weighted average period of 2.9 years.

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

As of August 31, 2024, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $6.8 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.4 years.

Transactions related to restricted stock units for the fiscal year ended August 31, 2024 are as follows:

		Weighted-
	Number	Average Grant
	of Shares	Date Fair Value

Nonvested at August 26, 2023	8,133	$1,572.87
Granted	3,173	2,560.56
Vested	(4,781)	1,614.94
Forfeited	(1,015)	2,144.26
Nonvested at August 31, 2024	5,510	$1,999.92

Stock Appreciation Rights

At August 31, 2024 and August 26, 2023, the Company had $15.3 million and $11.8 million, respectively of accrued compensation expense. There were 4,822 outstanding units issued under the 2003 Comp Plan and prior plans. As directors retire, this balance will be reduced. No additional shares of stock or units will be issued in future years under the 2003 Comp Plan or prior plans.

Employee Stock Purchase Plan and Executive Stock Purchase Plan

The Company recognized $3.1 million, $2.5 million and $3.2 million in compensation expense related to the discount on the selling of shares to employees and executives under the various share purchase plans in fiscal 2024, 2023 and 2022, respectively. Under the Employee Plan, 5,000, 5,183 and 6,238 shares were sold to employees in fiscal 2024, 2023 and 2022, respectively. The Company repurchased 4,886 shares in fiscal 2022 at market value from employees electing to sell their stock. Purchases under the Executive Plan were 540, 689 and 709 shares in fiscal 2024, 2023 and 2022, respectively. Issuances of shares under the Employee Plan are netted against repurchases and such repurchases are not included in share repurchases disclosed in “Note K – Stock Repurchase Program.” At August 31, 2024, 117,341 shares of common stock were reserved for future issuance under the Employee Plan, and 232,426 shares of common stock were reserved for future issuance under the Executive Plan.

Note P – Commitments and Contingencies

Construction commitments, primarily for new stores, totaled approximately $103.8 million at August 31, 2024.

The Company had $143.4 million in outstanding standby letters of credit and $48.9 million in surety bonds as of August 31, 2024, which all have expiration periods of less than one year. A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover reimbursement obligations to our workers’ compensation carriers. There are no additional contingent liabilities associated with these instruments as the underlying liabilities are already reflected in the Consolidated Balance Sheets. The standby letters of credit and surety bonds arrangements have automatic renewal clauses.

The Company has entered into agreements to make capital contributions to certain tax credit instruments upon the completion of project milestones. As of August 31, 2024, the Company had commitments to make certain additional capital contributions to these tax credit instruments totaling $49.3 million in fiscal 2025.

Note Q – Segment Reporting

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

The Auto Parts Stores segment is the leading retailer and distributor of automotive parts and accessories through the Company’s 7,353 stores in the U.S., Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. The following table shows segment results for the following fiscal years:

	Year Ended
	August 31,	August 26,	August 27,
(in thousands)	2024	2023	2022

Net Sales
Auto Parts Stores	$18,151,276	$17,145,137	$15,963,196
Other	338,992	312,072	289,034
Total	$18,490,268	$17,457,209	$16,252,230

Segment Profit
Auto Parts Stores	$9,616,098	$8,885,403	$8,301,234
Other	200,954	185,019	171,416
Gross profit	9,817,052	9,070,422	8,472,650
Operating, selling, general and administrative expenses	(6,028,344)	(5,596,436)	(5,201,921)
Interest expense, net	(451,578)	(306,372)	(191,638)
Income before income taxes	$3,337,130	$3,167,614	$3,079,091

Segment Assets:
Auto Parts Stores	$16,829,351	$15,664,891	$15,060,704
Other	347,187	320,987	214,339
Total	$17,176,538	$15,985,878	$15,275,043

Capital Expenditures:
Auto Parts Stores	$1,048,952	$775,601	$650,495
Other	23,744	21,056	21,896
Total	$1,072,696	$796,657	$672,391

Auto Parts Stores Sales by Product Grouping:
Failure	$8,979,152	$8,407,690	$7,801,155
Maintenance items	6,618,494	6,223,620	5,670,278
Discretionary	2,553,630	2,513,827	2,491,763
Auto Parts Stores net sales	$18,151,276	$17,145,137	$15,963,196

The following table presents the Company’s net sales disaggregated by geographical area:

	Year Ended
	August 31,	August 26,	August 27,
	2024	2023	2022

United States	88%	89%	92%
Mexico	11%	10%	8%
Brazil	1%	1%	—%
Total	100%	100%	100%

The Company’s long-lived assets, consisting primarily of property and equipment, net and operating lease right-of-use assets, within the United States were 89%, 88% and 91% in fiscal years 2024, 2023 and 2022, respectively. No individual country outside of the United States had long-lived assets that were material to the consolidated totals.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2024, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

Our internal control over financial reporting as of August 31, 2024 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended August 31, 2024, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 31, 2024.

Item 9B. Other Information

None. Without limiting the generality of the foregoing, during the quarterly period ended August 31, 2024, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading agreement” or any “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from AutoZone’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be held on December 18, 2024 (our “Proxy Statement”). Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in Part I, Item 1 of this document in the section entitled “Information about our Executive Officers,” is incorporated herein by reference in response to this item. Additionally, the information contained in AutoZone, Inc.’s Proxy Statement relating to our 2024 Annual Meeting of Shareholders, in the sections entitled “Corporate Governance Matters,” “Proposal 1 – Election of Directors” and “Delinquent Section 16(a) Reports,” is incorporated herein by reference in response to this item.

The Company has adopted a Code of Ethical Conduct for Financial Executives that applies to its chief executive officer, chief financial officer, chief accounting officer and other financial executives. The Company has made the Code of Ethical Conduct available at www.autozone.com, which can be accessed by clicking “Investor Relations” located at the bottom of the page.

We have adopted insider trading policies and procedures that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. Our Insider Trading Policy states that our directors, officers, and employees are prohibited from trading in securities of AutoZone and other companies while in possession of material, nonpublic information and also that our employees are prohibited from disclosing material, nonpublic information of AutoZone or another publicly traded company to others who may trade on the basis of that information. Additionally, our policy also describes the Company’s procedures relating to quarterly and non-routine quiet periods during which time directors, officers and designated employees are prohibited from entering into certain transactions involving AutoZone securities. In addition, directors and officers of the company are required, in all circumstances, to obtain prior approval of transactions involving AutoZone securities. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy filed as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information contained in AutoZone, Inc.’s Proxy Statement relating to our 2024 Annual Meeting of Shareholders, in the section entitled “Executive Compensation,” is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in AutoZone, Inc.’s Proxy Statement relating to our 2024 Annual Meeting of Shareholders, in the sections entitled “Security Ownership of Management and Board of Directors,” “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plans” is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in AutoZone, Inc.’s Proxy Statement relating to our 2024 Annual Meeting of Shareholders, in the sections entitled “Related Party Transactions” and “Corporate Governance Matters – Independence” is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information contained in AutoZone, Inc.’s Proxy Statement relating to our 2024 Annual Meeting of Shareholders, in the section entitled “Proposal 2 – Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

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

4.32

Officers’ Certificate dated October 25, 2023, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 6.550% Senior Notes due 2033. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated October 25, 2023.

4.33	Form of 6.250% Note due 2028. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated October 25, 2023.

4.34	Form of 6.550% Note due 2033. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated October 25, 2023.

4.35

Officers’ Certificate dated June 28, 2024, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 5.100% Senior Notes due 2029. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated June 28, 2024.

4.36

Officers’ Certificate dated June 28, 2024, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 5.400% Senior Notes due 2034. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated June 28, 2024.

4.37	Form of 5.100% Note due 2029. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated June 28, 2024.

4.38	Form of 5.400% Note due 2034. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated June 28, 2024.

4.39	Description of Securities of AutoZone, Inc. Incorporated by reference to Exhibit 4.24 to the Annual Report on Form 10-K dated October 28, 2019.

*10.1	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended August 26, 2000.

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

*10.12	Agreement dated January 2, 2024 with Philip B. Daniele, III. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 3, 2024.

*10.13

Amended and Restated AutoZone, Inc. Executive Deferred Compensation Plan dated June 13, 2023. Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the Fiscal year ended August 26, 2023.

*10.14	AutoZone, Inc. Director Compensation Program effective January 1, 2022. Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended August 26, 2023.

*10.15	AutoZone, Inc. Director Compensation Program effective January 1, 2024. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated March 15, 2024.

*10.16

Amended and Restated AutoZone, Inc. 2011 Equity Incentive Award Plan dated December 16, 2015. Incorporated by reference to Exhibit A to the definitive proxy statement dated October 26, 2015, for the Annual Meeting of Stockholders held December 16, 2015.

*10.17

AutoZone, Inc. Sixth Amended and Restated Executive Stock Purchase Plan. Incorporated by reference to Exhibit A to the definitive proxy statement dated October 24, 2016, for the Annual Meeting of Stockholders held December 14, 2016.

*10.18

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Award Plan for officers effective September 27, 2011. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated December 17, 2018.

*10.19	AutoZone, Inc. 2020 Omnibus Incentive Award Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 17, 2020.

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

10.23

Fourth Amended and Restated Credit Agreement dated as of November 15, 2021, among AutoZone, Inc. as Borrower, the lenders party thereto and Bank of America, N.A. as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated November 16, 2021.

10.24

First Amendment to Credit Agreement, dated as of November 15, 2022, among AutoZone, Inc. as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended November 19, 2022.

*10.25	Amendment No. 1 to the AutoZone, Inc. 2020 Omnibus Incentive Award Plan. Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the fiscal year ended August 28, 2021.

*10.26

Form of Grant Notice and Award Agreement for Stock Options granted to Officers under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan. Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended August 26, 2023.

*10.27

Form of Grant Notice and Award Agreement for Restricted Stock Units granted to Officers under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan. Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the fiscal year ended August 26, 2023.

19.1	AutoZone, Inc. Insider Trading Policy.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	AutoZone, Inc. Clawback Policy. Incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K for the fiscal year ended August 26, 2023.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	Cover Page Inline XBRL File

*	Management contract or compensatory plan or arrangement.
**	Certificate of Principal Executive Officer furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K.

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

AUTOZONE, INC.

	By:	/s/ Philip B. Daniele, III
Philip B. Daniele, III
President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ PHILIP B. DANIELE, III	President and Chief Executive Officer	October 28, 2024
Philip B. Daniele, III	(Principal Executive Officer)

/s/ JAMERE JACKSON	Chief Financial Officer	October 28, 2024
Jamere Jackson	(Principal Financial Officer)

/s/ J. SCOTT MURPHY	Vice President and Controller	October 28, 2024
J. Scott Murphy	(Principal Accounting Officer)

/s/ WILLIAM C. RHODES, III	Executive Chairman	October 28, 2024
William C. Rhodes, III

/s/ MICHAEL A. GEORGE	Director	October 28, 2024
Michael A. George

/s/ LINDA A. GOODSPEED	Director	October 28, 2024
Linda A. Goodspeed

/s/ EARL G. GRAVES, JR.	Director	October 28, 2024
Earl, G. Graves, Jr.

/s/ ENDERSON GUIMARAES	Director	October 28, 2024
Enderson Guimaraes

/s/ BRIAN HANNASCH	Director	October 28, 2024
Brian Hannasch

/s/ D. BRYAN JORDAN	Director	October 28, 2024
D. Bryan Jordan

/s/ GALE V. KING	Director	October 28, 2024
Gale V. King

/s/ GEORGE R. MRKONIC, JR.	Director	October 28, 2024
George R. Mrkonic, Jr.

/s/ JILL A. SOLTAU	Director	October 28, 2024
Jill A. Soltau