Form 10-Q
period 2024-11-23
AUTOZONE INC
filed 2024-12-20
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 23, 2024, or

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

Common Stock, $.01 Par Value – 16,782,160 shares outstanding as of December 13, 2024.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 23,	August 31,
(in thousands)	2024	2024

Assets
Current assets:
Cash and cash equivalents	$304,018	$298,172
Accounts receivable	533,485	545,575
Merchandise inventories	6,274,070	6,155,218
Other current assets	308,977	307,794
Total current assets	7,420,550	7,306,759

Property and equipment:
Property and equipment	11,489,436	11,305,125
Less: Accumulated depreciation and amortization	(5,208,333)	(5,121,586)
	6,281,103	6,183,539

Operating lease right-of-use assets	3,086,857	3,057,780
Goodwill	302,645	302,645
Deferred income taxes	79,400	83,689
Other long-term assets	295,207	242,126
Total long-term assets	3,764,109	3,686,240
Total assets	$17,465,762	$17,176,538

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,498,696	$7,355,701
Current portion of operating lease liabilities	270,077	266,855
Accrued expenses and other	1,034,313	1,060,746
Income taxes payable	85,484	30,941
Total current liabilities	8,888,570	8,714,243

Long-term debt	9,012,539	9,024,381
Operating lease liabilities, less current portion	2,982,977	2,960,174
Deferred income taxes	496,003	447,067
Other long-term liabilities	758,594	780,287

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 17,495 shares issued and 16,810 shares outstanding as of November 23, 2024; 17,451 shares issued and 16,926 shares outstanding as of August 31, 2024	175	175
Additional paid-in capital	1,684,064	1,621,553
Retained deficit	(3,860,049)	(4,424,982)
Accumulated other comprehensive loss	(407,155)	(361,618)
Treasury stock, at cost	(2,089,956)	(1,584,742)
Total stockholders’ deficit	(4,672,921)	(4,749,614)
Total liabilities and stockholders' deficit	$17,465,762	$17,176,538

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended
	November 23,	November 18,
	2024	2023
(in thousands, except per share data)

Net sales	$4,279,641	$4,190,277
Cost of sales, including warehouse and delivery expenses	2,011,584	1,976,261
Gross profit	2,268,057	2,214,016
Operating, selling, general and administrative expenses	1,426,908	1,365,412
Operating profit	841,149	848,604
Interest expense, net	107,629	91,384
Income before income taxes	733,520	757,220
Income tax expense	168,587	163,757
Net income	$564,933	$593,463

Weighted average shares for basic earnings per share	16,913	17,709
Effect of dilutive stock equivalents	457	525
Weighted average shares for diluted earnings per share	17,370	18,234

Basic earnings per share	$33.40	$33.51
Diluted earnings per share	$32.52	$32.55

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended
	November 23,	November 18,
	2024	2023
(in thousands)

Net income	$564,933	$593,463
Other comprehensive (loss) income:
Foreign currency translation adjustments	(44,989)	(20,221)
Unrealized (losses) gains on marketable debt securities, net of taxes	(952)	295
Net derivative activities, net of taxes	404	403
Total other comprehensive loss	(45,537)	(19,523)
Comprehensive income	$519,396	$573,940

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twelve Weeks Ended
	November 23,	November 18,
	2024	2023
(in thousands)

Cash flows from operating activities:
Net income	$564,933	$593,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	133,173	120,224
Other non-cash income	—	(2,000)
Amortization of debt origination fees	3,018	2,810
Deferred income taxes	(4,831)	882
Share-based compensation expense	26,117	22,913
Changes in operating assets and liabilities:
Accounts receivable	9,873	6,856
Merchandise inventories	(136,181)	(21,899)
Accounts payable and accrued expenses	170,032	33,762
Income taxes	103,019	96,793
Other, net	(57,350)	(23,545)
Net cash provided by operating activities	811,803	830,259

Cash flows from investing activities:
Capital expenditures	(247,035)	(235,428)
Purchase of marketable debt securities	(12,311)	(4,115)
Proceeds from sale of marketable debt securities	12,614	1,944
Investment in tax credit equity investments	(31,018)	(41,150)
Proceeds from disposal of capital assets and other, net	12,001	8,235
Net cash used in investing activities	(265,749)	(270,514)

Cash flows from financing activities:
Net payments of commercial paper	(15,000)	(76,900)
Proceeds from issuance of debt	—	1,000,000
Net proceeds from sale of common stock	36,002	41,448
Purchase of treasury stock	(540,086)	(1,486,876)
Repayment of principal portion of finance lease liabilities	(23,106)	(20,202)
Other, net	4,094	(9,696)
Net cash used in financing activities	(538,096)	(552,226)

Effect of exchange rate changes on cash	(2,112)	(1,592)

Net increase in cash and cash equivalents	5,846	5,927
Cash and cash equivalents at beginning of period	298,172	277,054
Cash and cash equivalents at end of period	$304,018	$282,981

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Twelve Weeks Ended November 23, 2024
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 31, 2024	17,451	$175	$1,621,553	$(4,424,982)	$(361,618)	$(1,584,742)	$(4,749,614)
Net income	—	—	—	564,933	—	—	564,933
Total other comprehensive loss	—	—	—	—	(45,537)	—	(45,537)
Purchase of 160 shares of treasury stock	—	—	—	—	—	(505,214)	(505,214)
Issuance of common stock under stock options and stock purchase plans	44	—	36,002	—	—	—	36,002
Share-based compensation expense	—	—	26,509	—	—	—	26,509
Balance at November 23, 2024	17,495	$175	$1,684,064	$(3,860,049)	$(407,155)	$(2,089,956)	$(4,672,921)

	Twelve Weeks Ended November 18, 2023
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 26, 2023	18,936	$189	$1,484,992	$(2,959,278)	$(190,836)	$(2,684,961)	$(4,349,894)
Net income	—	—	—	593,463	—	—	593,463
Total other comprehensive loss	—	—	—	—	(19,523)	—	(19,523)
Purchase of 580 shares of treasury stock	—	—	—	—	—	(1,501,236)	(1,501,236)
Issuance of common stock under stock options and stock purchase plans	48	1	41,447	—	—	—	41,448
Share-based compensation expense	—	—	22,071	—	—	—	22,071
Balance at November 18, 2023	18,984	$190	$1,548,510	$(2,365,815)	$(210,359)	$(4,186,197)	$(5,213,671)

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and related notes included in the AutoZone, Inc. (“AutoZone” or the “Company”) Annual Report on Form 10-K for the year ended August 31, 2024.

Operating results for the twelve weeks ended November 23, 2024, are not necessarily indicative of the results that may be expected for the full fiscal year ending August 30, 2025. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter of fiscal 2025 has 16 weeks, and the fourth quarter of fiscal 2024 had 17 weeks.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in the update and existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company will adopt this standard beginning with our fiscal 2025 annual filing. The Company is currently evaluating these new disclosure requirements and the impact of adoption.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure in the notes to financial statements, at each interim and annual reporting period, of specified information about certain costs and expenses including purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. Also required is a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated. This ASU is effective for all public entities for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and early adoption is permitted. This ASU should be applied either prospectively to financial statements issued after the effective date of this update or retrospectively to all prior periods presented in the financial statements. The Company will adopt this standard with our fiscal 2028 annual filing. The Company is currently evaluating these new disclosure requirements and the impact of adoption.

R

Note B – Merchandise Inventories

Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or market for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. The Company’s policy is not to write up inventory in excess of replacement cost. Due to price changes on the Company’s merchandise purchases, primarily driven by fluctuating freight costs, the Company’s LIFO credit reserve balance was $19.0 million at November 23, 2024, and August 31, 2024. Increases to the Company’s LIFO credit reserve balance are recorded as a non-cash charge to cost of sales and decreases are recorded as a non-cash benefit to cost of sales.

Note C – Variable Interest Entities

The Company invests in certain tax credit funds that promote renewable energy and generate a return primarily through the realization of federal tax credits. The Company considers its investment in these tax credit funds as investments in variable interest entities (“VIEs”). The Company evaluates the investment in any VIE to determine whether it is the primary beneficiary. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. As of November 23, 2024, the Company held tax credit equity investments that were deemed to be VIEs and determined that it was not the primary beneficiary of the entities, as it did not have the power to direct the activities that most significantly impacted the entities and accounted for these investments using the equity method. The Company’s maximum exposure to losses is generally limited to its net investment, which was $84.9 million and $53.9 million as of November 23, 2024, and August 31, 2024, respectively, and was included within the Other long-term assets caption in the Condensed Consolidated Balance Sheets.

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	November 23, 2024
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$21,486	$12,849	$—	$34,335
Other long-term assets	31,153	55,155	—	86,308
	$52,639	$68,004	$—	$120,643

	August 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$26,697	$11,734	$—	$38,431
Other long-term assets	27,031	56,696	—	83,727
	$53,728	$68,430	$—	$122,158

At November 23, 2024, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheets consisted of short-term marketable debt securities of $34.3 million, which are included within Other current assets, and long-term marketable debt securities of $86.3 million, which are included in Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable debt securities, by asset class, are described in “Note E – Marketable Debt Securities.”

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

The Company’s available-for-sale marketable debt securities consisted of the following:

	November 23, 2024
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$34,366	$57	$(243)	$34,180
Government bonds	50,628	274	(714)	50,188
Mortgage-backed securities	22,014	59	(279)	21,794
Asset-backed securities and other	14,481	34	(34)	14,481
	$121,489	$424	$(1,270)	$120,643

	August 31, 2024
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$32,355	$183	$(78)	$32,460
Government bonds	50,251	483	(493)	50,241
Mortgage-backed securities	22,859	326	(95)	23,090
Asset-backed securities and other	16,327	66	(26)	16,367
	$121,792	$1,058	$(692)	$122,158

The contractual maturities of the Company’s available for sale marketable debt securities are as follows:

	November 23, 2024
	Amortized	Fair
(in thousands)	Cost Basis	Value

Due within one year	$35,904	$34,335
Due after one year through five years	50,134	51,471
Due after five years through ten years	18,540	18,085
Due after ten years	16,911	16,752
	$121,489	$120,643

At November 23, 2024, the Company held 92 securities that are in an unrealized loss position of approximately $1.3 million. In evaluating whether a credit loss exists for the securities, the Company considers factors such as the severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value. An allowance for credit losses was deemed unnecessary given consideration of the factors above. The Company did not realize any material gains or losses on its marketable debt securities during the twelve week period ended November 23, 2024, and the comparable prior year period.

Included above in total available-for-sale marketable debt securities are $111.5 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses as of November 23, 2024, and August 31, 2024.

Note F – Supplier Financing Programs

The Company has arrangements with third-party financial institutions to confirm invoice balances owed by the Company to certain suppliers and pay the financial institutions the confirmed amounts on the invoice due dates. These arrangements allow the Company’s inventory suppliers, at their sole discretion, to enter into agreements directly with these financial institutions to finance the Company’s obligations to the suppliers at terms negotiated between the suppliers and the financial institutions. Supplier participation is optional and our obligations to our suppliers, including the amount and dates due, are not impacted by our suppliers’ decision to enter into an agreement with a third-party financial institution. As of November 23, 2024, and August 31, 2024, the Company had supplier obligations outstanding that had been confirmed under these arrangements of $5.0 billion and $4.9 billion, respectively, which are included in Accounts payable and $206.5 million and $226.7 million, respectively, which are included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

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

Note H – Financing

The Company’s debt consisted of the following:

	November 23,	August 31,
(in thousands)	2024	2024

3.250% Senior Notes due April 2025, effective interest rate 3.36%	$400,000	$400,000
3.625% Senior Notes due April 2025, effective interest rate 3.78%	500,000	500,000
3.125% Senior Notes due April 2026, effective interest rate 3.28%	400,000	400,000
5.050% Senior Notes due July 2026, effective interest rate 5.09%	450,000	450,000
3.750% Senior Notes due June 2027, effective interest rate 3.83%	600,000	600,000
4.500% Senior Notes due February 2028, effective interest rate 4.43%	450,000	450,000
6.250% Senior Notes due November 2028, effective interest rate 6.46%	500,000	500,000
3.750% Senior Notes due April 2029, effective interest rate 3.86%	450,000	450,000
5.100% Senior Notes due July 2029, effective interest rate 5.30%	600,000	600,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	750,000
1.650% Senior Notes due January 2031, effective interest rate 2.19%	600,000	600,000
4.750% Senior Notes due August 2032, effective interest rate 4.76%	750,000	750,000
4.750% Senior Notes due February 2033, effective interest rate 4.70%	550,000	550,000
5.200% Senior Notes due August 2033, effective interest rate 5.22%	300,000	300,000
6.550% Senior Notes due November 2033, effective interest rate 6.71%	500,000	500,000
5.400% Senior Notes due July 2034, effective interest rate 5.54%	700,000	700,000
Commercial paper, weighted average interest rate 4.65% at November 23, 2024 and 5.40% at August 31, 2024	565,000	580,000
Total debt before discounts and debt issuance costs	9,065,000	9,080,000
Less: Discounts and debt issuance costs	52,461	55,619
Long-term debt	$9,012,539	$9,024,381

On November 15, 2021, the Company amended and restated its existing revolving credit facility (as amended from time to time, the “Revolving Credit Agreement”) pursuant to which the Company’s borrowing capacity was increased from $2.0 billion to $2.25 billion, and the maximum borrowing under the Revolving Credit Agreement may, at the Company’s option, subject to lenders’ approval, be increased from $2.25 billion to $3.25 billion. On November 15, 2022, the Company amended the Revolving Credit Agreement, extending the termination date by one year, and on November 15, 2024 the Company amended the Revolving Credit Agreement to extend the termination date an additional one year. As amended, the Revolving Credit Agreement will terminate, and all amounts borrowed will be due and payable on November 15, 2028. Revolving borrowings under the Revolving Credit Agreement may be base rate loans, Term Secured Overnight Financing Rate (“SOFR”) loans, or a combination of both, at AutoZone’s election. The Revolving Credit Agreement includes (i) a $75 million sublimit for swingline loans, (ii) a $50 million individual issuer letter of credit sublimit and (iii) a $250 million aggregate sublimit for all letters of credit.

Under the Company’s Revolving Credit Agreement, covenants include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances.

As of November 23, 2024, the Company had no outstanding borrowings and $1.7 million of outstanding letters of credit under the Revolving Credit Agreement.

The Company also maintains a letter of credit facility that allows it to request the participating bank to issue letters of credit on its behalf up to an aggregate amount of $25 million. The letter of credit facility is in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of November 23, 2024, and August 31, 2024, the Company had no letters of credit outstanding under the letter of credit facility, which expires in June 2025.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, the Company had $141.6 million in letters of credit outstanding as of both November 23, 2024 and August 31, 2024. These letters of credit have various maturity dates and were issued on an uncommitted basis. Additionally, the Company’s total surety bonds commitment was $47.7 million at November 23, 2024, compared with $48.9 million at August 31, 2024. Since its fiscal year end, the Company has canceled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to its casualty insurance carriers.

As of November 23, 2024, the $565 million commercial paper borrowings, the $400 million 3.250% Senior Notes due April 2025 and the $500 million 3.625% Senior Notes due April 2025 were classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets as the Company currently has the ability and intent to refinance them on a long-term basis through available capacity under its Revolving Credit Agreement. As of November 23, 2024, the Company had $2.2 billion of availability under its Revolving Credit Agreement, without giving effect to commercial paper borrowings, which would allow it to replace these short-term obligations with a long-term financing facility.

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

The fair value of the Company’s debt was estimated at $8.9 billion as of November 23, 2024, and $9.0 billion as of August 31, 2024, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the carrying value of debt by $120.8 million and greater than the carrying value of debt by $3.5 million at November 23, 2024, and August 31, 2024, respectively, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts.

As of November 23, 2024, the Company was in compliance with all covenants and expects to remain in compliance with all covenants under its borrowing arrangements.

Note I – Stock Repurchase Program

From January 1, 1998, to November 23, 2024, the Company has repurchased a total of 155.3 million shares of its common stock at an aggregate cost of $37.5 billion, including 160.1 thousand shares of its common stock at an aggregate cost of $505.2 million during the twelve week period ended November 23, 2024.

On June 19, 2024, the Board voted to authorize the repurchase of an additional $1.5 billion of the Company’s common stock in connection with its ongoing share repurchase program, which raised the total value of shares authorized to be repurchased to $39.2 billion. Considering the cumulative repurchases as of November 23, 2024, the Company had $1.7 billion remaining under the Board’s authorization to repurchase its common stock.

Subsequent to November 23, 2024, and through December 13, 2024, the Company has repurchased 38.2 thousand shares of its common stock at an aggregate cost of $123.2 million.

Note J – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, unrealized (losses) gains on marketable debt securities, and net derivative activities.

Changes in Accumulated other comprehensive loss for the twelve week periods ended November 23, 2024, and November 18, 2023, consisted of the following:

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at August 31, 2024	$(351,272)	$300	$(10,646)	$(361,618)
Other comprehensive loss before reclassifications(2)	(44,989)	(952)	—	(45,941)
Amounts reclassified from Accumulated other comprehensive loss(2)	—	—	404	404
Balance at November 23, 2024	$(396,261)	$(652)	$(10,242)	$(407,155)

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at August 26, 2023	$(176,557)	$(1,851)	$(12,428)	$(190,836)
Other comprehensive (loss) income before reclassifications(2)	(20,221)	295	—	(19,926)
Amounts reclassified from Accumulated other comprehensive loss(2)	—	—	403	403
Balance at November 18, 2023	$(196,778)	$(1,556)	$(12,025)	$(210,359)

(1)	Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries’ earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.
(2)	Amounts shown are net of taxes/tax benefits.

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

Stock Options:

The Company made stock option grants for 118,813 shares during the twelve week period ended November 23, 2024, and granted options to purchase 130,723 shares during the comparable prior year period. The Company grants options to purchase common stock to certain of its employees under its equity incentive plans at prices equal to or above the market value of the stock on the date of grant. Option-vesting periods range from four to five years, with the vast majority of options vesting ratably over four years. The fair value of each option is amortized into compensation expense on a straight-line basis over the requisite service period, less estimated forfeitures. Employees who meet the qualified retirement provisions under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan are assumed to have a 0% forfeiture rate. All other employee grants assume a 10% forfeiture rate, which is based on historical experience.

The weighted average fair value of the stock option awards granted during the twelve week periods ended November 23, 2024, and November 18, 2023, using the Black-Scholes-Merton multiple-option pricing valuation model, was $1,020.28 and $913.31 per share, respectively, using the following weighted average key assumptions:

	Twelve Weeks Ended
	November 23,	November 18,
	2024	2023

Expected price volatility	26%	29%
Risk-free interest rate	3.9%	4.8%
Weighted average expected lives (in years)	5.5	5.4
Forfeiture rate	7%	7%
Dividend yield	0%	0%

During the twelve week period ended November 23, 2024, and the comparable prior year period, 41,085 and 44,644 stock options, respectively, were exercised at a weighted average exercise price of $872.81 and $931.85, respectively.

As of November 23, 2024, total unrecognized share-based expense related to stock options, net of estimated forfeitures, was approximately $196.7 million, before income taxes, which we expect to recognize over an estimated weighted average period of 3.3 years.

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

The Company made grants of 2,054 and 2,173 restricted stock unit awards at weighted average grant date fair values of $3,129.78 and $2,549.04, respectively, during the twelve week periods ended November 23, 2024, and November 18, 2023.

During the twelve week period ended November 23, 2024, and the comparable prior year period, 2,529 and 3,741 restricted stock unit awards, respectively, were vested at a weighted average grant date fair value of $1,716.43 and $1,383.34, respectively.

As of November 23, 2024, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $11.8 million, before income taxes, which we expect to recognize over an estimated weighted average period of 3.1 years.

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $26.1 million and $22.9 million, respectively, for the twelve week periods ended November 23, 2024, and November 18, 2023.

For the twelve week period ended November 23, 2024, and the comparable prior year period, 81,028 and 169,798 stock options, respectively, were excluded from the diluted earnings per share computation because they would have been anti-dilutive.

See AutoZone’s Annual Report on Form 10-K for the year ended August 31, 2024, and other filings with the SEC, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s Amended and Restated 2011 Equity Incentive Award Plan, the AutoZone, Inc. 2020 Omnibus Incentive Award Plan and the Director Compensation Program.

Note L – Segment Reporting

The Company’s primary operating segments (Domestic Auto Parts, Mexico and Brazil) are aggregated as one reportable segment: Auto Parts Stores. The criteria the Company used to identify the reportable segment are primarily the nature of the products the Company sells and the operating results that are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to the business units and to assess performance. The accounting policies of the Company’s reportable segment are the same as those described in “Note A – Significant Accounting Policies” in its Annual Report on Form 10-K for the year ended August 31, 2024.

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 7,387 stores in the U.S., Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended
	November 23,	November 18,
(in thousands)	2024	2023

Net Sales
Auto Parts Stores	$4,199,732	$4,115,694
Other	79,909	74,583
Total	$4,279,641	$4,190,277

Segment Profit
Auto Parts Stores	$2,220,608	$2,170,025
Other	47,449	43,991
Gross profit	2,268,057	2,214,016
Operating, selling, general and administrative expenses	(1,426,908)	(1,365,412)
Interest expense, net	(107,629)	(91,384)
Income before income taxes	$733,520	$757,220

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

AutoZone, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. (the Company) as of November 23, 2024, the related condensed consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for the twelve week periods ended November 23, 2024 and November 18, 2023, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of August 31, 2024, the related consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated October 28, 2024, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

December 20, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect the future results of AutoZone, Inc. (“AutoZone” or the “Company”). The following MD&A discussion should be read in conjunction with our Condensed Consolidated Financial Statements, related notes to those statements and other financial information, including forward-looking statements and risk factors, that appear elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended August 31, 2024, and our other filings with the SEC.

Forward-Looking Statements

Certain statements contained herein constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “seek,” “may,” “could” and similar expressions. These are based on assumptions and assessments made by our management in light of experience, historical trends, current conditions, expected future developments and other factors that we believe appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand, due to changes in fuel prices, miles driven or otherwise; energy prices; weather, including extreme temperatures and natural disasters; competition; credit market conditions; cash flows; access to financing on favorable terms; future stock repurchases; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; risks associated with self-insurance; war and the prospect of war, including terrorist activity; public health issues; inflation, including wage inflation; exchange rates; the ability to hire, train and retain qualified employees including members of management; construction delays; failure or interruption of our information technology systems; issues relating to the confidentiality, integrity or availability of information, including due to cyber-attacks; historic growth rate sustainability; downgrade of our credit ratings; damage to our reputation; challenges associated with doing business in and expanding into international markets; origin and raw material costs of suppliers; inventory availability; disruption in our supply chain; tariffs and trade policies; new accounting standards; our ability to execute our growth initiatives; and other business interruptions. These and other risks and uncertainties are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of our Annual Report on Form 10-K for the year ended August 31, 2024. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those contemplated by such forward-looking statements. Events described above and in the “Risk Factors” could materially and adversely affect our business. However, it is not possible to identify or predict all such risks and other factors that could affect these forward-looking statements. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are the leading retailer and distributor of automotive replacement parts and accessories in the Americas. We began operations in 1979, and at November 23, 2024, operated 6,455 stores in the U.S., 800 stores in Mexico and 132 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At November 23, 2024, in 5,935 of our domestic stores as well as the vast majority of our stores in Mexico and Brazil, we had a commercial sales program that provided prompt delivery of parts and other products and commercial credit to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts. We also sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. Additionally, we sell the ALLDATA brand of automotive diagnostic, repair, collision and shop management software through www.alldata.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services. Our websites and the information contained therein or linked thereto are not intended to be incorporated into this report.

Operating results for the twelve weeks ended November 23, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2025. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter of fiscal 2025 has 16 weeks, and the fourth quarter of fiscal 2024 had 17 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September, and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales increased to $4.3 billion, a 2.1% increase over the prior year period. Our retail and commercial sales in our domestic and international markets grew as we continue to make progress on our growth initiatives. Operating profit decreased 0.9% to $841.1 million. Operating profit was negatively impacted $17.0 million due to unfavorable exchange rates. Net income decreased 4.8% to $564.9 million and diluted earnings per share decreased 0.1% to $32.52.

During the first quarter of fiscal 2025, failure and maintenance related categories represented the largest portion of our sales mix at approximately 86% of total sales, which is consistent with the comparable prior year period. Failure related categories continue to be the largest portion of our sales mix. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by weather over a short-term period. Over the long-term, we believe the impact of weather on our sales mix is not significant.

Our business is impacted by various factors within the economy that affect both our consumers and our industry, including but not limited to inflation, interest rates, levels of consumer debt, fuel and energy costs, prevailing wage rates, foreign exchange rate fluctuations, supply chain disruptions, tariffs and trade policies, hiring and other economic conditions. Given the nature of these macroeconomic factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. For the 12-month period ended in September 2024, miles driven in the U.S. increased 1.1% compared to the same period in the prior year, based on the latest information available from the U.S. Department of Transportation. According to S&P Global Mobility, as of January 1, 2024, the average age of light vehicles on the road was 12.6 years.

Twelve Weeks Ended November 23, 2024

Compared with Twelve Weeks Ended November 18, 2023

Net sales for the twelve weeks ended November 23, 2024, increased $89.4 million to $4.3 billion, or 2.1% over net sales for the comparable prior year period. This growth was driven primarily by an increase in total company same store sales of 1.8% on a constant currency basis and net sales of $71.9 million from new domestic and international stores. Domestic commercial sales increased $35.3 million to $1.1 billion, or 3.2% over the comparable prior year period.

Same store sales, or sales for our domestic and international stores open at least one year, are as follows:

	Twelve Weeks Ended
			Constant Currency (1)
	November 23, 2024	November 18, 2023	November 23, 2024	November 18, 2023
Domestic	0.3%	1.2%	0.3%	1.2%
International	1.0%	25.1%	13.7%	10.9%
Total Company	0.4%	3.4%	1.8%	2.1%
(1)	Constant currency same store sales exclude impacts from fluctuations of foreign exchange rates by converting both the current year and prior year international results at the prior year foreign currency exchange rate.

Gross profit for the twelve weeks ended November 23, 2024, was $2.3 billion, compared with $2.2 billion during the comparable prior year period. Gross profit, as a percentage of sales, was 53.0% compared to 52.8% during the comparable prior year period. The increase in gross margin was driven primarily by higher merchandise margins.

Operating, selling, general and administrative expenses for the twelve weeks ended November 23, 2024, and the comparable prior year period were $1.4 billion. As a percentage of sales, these expenses were 33.3% compared with 32.6% during the comparable prior year period.

Net interest expense for the twelve weeks ended November 23, 2024, was $107.6 million compared to $91.4 million during the comparable prior year period. Average borrowings were $8.9 billion and $8.1 billion, and weighted average borrowing rates were 4.43% and 4.23% for the twelve weeks ended November 23, 2024, and November 18, 2023, respectively.

Our effective income tax rate for the twelve weeks ended November 23, 2024, was 23.0% of pretax income compared to 21.6% for the comparable prior year period. The benefit from stock options exercised for the twelve week period ended November 23, 2024, was $5.3 million compared to $11.2 million in the comparable prior year period.

Net income for the twelve weeks ended November 23, 2024, decreased by $28.5 million from the comparable prior year period to $564.9 million due to the factors set forth above, and diluted earnings per share decreased by 0.1% to $32.52 from $32.55. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.22.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. We believe that our cash generated from operating activities and available credit, supplemented with our long-term borrowings will provide ample liquidity to fund our operations while allowing us to make strategic investments to support growth initiatives and return excess cash to shareholders in the form of share repurchases. As of November 23, 2024, we held $304.0 million of cash and cash equivalents, as well as $2.2 billion in undrawn capacity on our Revolving Credit Agreement, before giving effect to commercial paper borrowings. We believe our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, repay our debt as it becomes due and fund our share repurchases over the short-term and long-term. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary. However, decreased demand for our products or changes in customer buying patterns would negatively impact our ability to generate cash from operating activities. Decreased demand or changes in buying patterns could also impact our ability to meet the debt covenants of our credit agreements and, therefore, negatively impact the funds available under our Revolving Credit Agreement. In the event our liquidity is insufficient, we may be required to limit our spending. All of our material borrowing arrangements are described in greater detail in Note H – Financing in the Notes to Condensed Consolidated Financial Statements. There were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 31, 2024.

For the twelve week periods ended November 23, 2024, and November 18, 2023, our net cash flows from operating activities provided $811.8 million and $830.3 million, respectively.

Our net cash flows used in investing activities for the twelve weeks ended November 23, 2024, were $265.7 million as compared with $270.5 million in the comparable prior year period. Capital expenditures for the twelve weeks ended November 23, 2024, were $247.0 million compared to $235.4 million in the comparable prior year period. The increase in capital expenditures was primarily driven by our growth initiatives, including new stores, and hub and mega hub store expansion projects. During the twelve weeks ended November 23, 2024, and November 18, 2023, we opened 34 and 25 net new stores, respectively. Investing cash flows were impacted by our wholly owned captive, which purchased $12.3 million and $4.1 million, and sold $12.6 million and $1.9 million in marketable debt securities during the twelve weeks ended November 23, 2024 and the comparable prior year period, respectively. Our investment in tax credit equity investments was $31.0 million during the twelve weeks ended November 23, 2024, compared to $41.2 million during the comparable prior year period.

Our net cash flows used in financing activities for the twelve weeks ended November 23, 2024, were $538.1 million compared to $552.2 million in the comparable prior year period. During the twelve weeks ended November 23, 2024, we had no debt issuances compared to $1.0 billion in debt issuances received in the comparable prior year period. Stock repurchases were $540.1 million in the current twelve week period as compared with $1.5 billion in the comparable prior year period. The treasury stock repurchases were primarily funded by cash flows from operations. For the twelve week period ended November 23, 2024, and the comparable prior year period, we had $15.0 million and $76.9 million in net repayments of commercial paper, respectively. Proceeds from the sale of common stock and exercises of stock options for the twelve weeks ended November 23, 2024, and November 18, 2023, provided $36.0 million and $41.4 million, respectively.

During fiscal 2025, we expect to increase the investment in our business as compared to fiscal 2024. Our investments are expected to be directed primarily to our growth initiatives, which include new stores, new distribution centers, and hub and mega hub store expansion projects. The amount of investments in our new stores is impacted by different factors, including whether the building and land are purchased (requiring higher investment) or leased (generally lower investment) and whether such buildings are located in the U.S., Mexico or Brazil, or located in urban or rural areas.

In addition to the building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our suppliers’ ability to factor their receivables from us. The Company has arrangements with third-party financial institutions to confirm invoice balances owed by the Company to certain suppliers and pay the financial institutions the confirmed amounts on the invoice due dates. These arrangements allow the Company’s inventory suppliers, at their sole discretion, to enter into agreements with these financial institutions to finance the Company’s obligations to the suppliers at terms negotiated between the suppliers and the financial institutions. Supplier participation is optional and our obligations to our suppliers, including the amount and dates due, are not impacted by our suppliers’ decision to enter into an agreement with a third-party financial institution. A downgrade in our credit or changes in the financial markets could limit the financial institutions’ and our suppliers’ willingness to participate in these arrangements; however, we do not believe such risk would have a material impact on our working capital or cash flows. We plan to continue negotiating extended terms with our suppliers, benefitting our working capital and resulting in a high accounts payable to inventory ratio. We had an accounts payable to inventory ratio of 119.5% at November 23, 2024, and 124.4% at November 18, 2023.

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

For the trailing four quarters ended November 23, 2024, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP measure, was 47.7% as compared to 55.0% for the comparable prior year period. Adjusted ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio as of November 23, 2024, and November 18, 2023, was 2.5:1. We calculate adjusted debt as the sum of total debt, financing lease liabilities and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent, and share-based compensation expense to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. To the extent EBITDAR increases, we expect our debt levels to increase; conversely, if EBITDAR decreases, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Debt Facilities

On November 15, 2024, we amended the Revolving Credit Agreement, extending the termination date by one year. As amended, the Revolving credit agreement will terminate, and all amounts borrowed will be due and payable, on November 15, 2028.

The Senior Notes contain a provision that repayment may be accelerated if we experience both a change of control and a rating event (both as defined in the agreements). Our borrowings under our Senior Notes contain minimal covenants, primarily restrictions on liens. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of November 23, 2024, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

See Note H – Financing in the Notes to the Condensed Consolidated Financial Statements for additional information concerning our revolving credit agreement, outstanding letters of credit, surety bonds commitment and Senior Notes.

Stock Repurchases

See Note I – Stock Repurchase Program in the Notes to the Condensed Consolidated Financial Statements for information on our share repurchases.

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

We have included reconciliations of this information to the most comparable GAAP measures in the following reconciliation tables.

Reconciliation of Non-GAAP Financial Measure: Adjusted After-Tax ROIC

The following tables calculate the percentages of adjusted ROIC for the trailing four quarters ended November 23, 2024, and November 18, 2023.

	A	B	A-B=C	D	C+D
	Fiscal Year	Twelve	Forty-One	Twelve	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 31,	November 18,	August 31,	November 23,	November 23,
(in thousands, except percentage)	2024	2023	2024	2024	2024

Net income	$2,662,427	$593,463	$2,068,964	$564,933	$2,633,897
Adjustments:
Interest expense	451,578	91,384	360,194	107,629	467,823
Rent expense(1)	447,693	98,693	349,000	105,189	454,189
Tax effect(2)	(184,351)	(38,966)	(145,385)	(43,628)	(189,013)
Adjusted after-tax return	$3,377,347	$744,574	$2,632,773	$734,123	$3,366,896

Average debt(3)					$8,849,457
Average stockholders’ deficit(3)					(4,862,353)
Add: Rent x 6(1)					2,725,134
Average finance lease liabilities(3)					349,471
Invested capital					$7,061,709

Adjusted after-tax ROIC					47.7%

	A	B	A-B=C	D	C+D
	Fiscal Year	Twelve	Forty	Twelve	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 26,	November 19,	August 26,	November 18,	November 18,
(in thousands, except percentage)	2023	2022	2023	2023	2023

Net income	$2,528,426	$539,318	$1,989,108	$593,463	$2,582,571
Adjustments:
Interest expense	306,372	57,723	248,649	91,384	340,033
Rent expense(1)	406,398	92,881	313,517	98,693	412,210
Tax effect(2)	(148,256)	(31,326)	(116,930)	(39,536)	(156,466)
Adjusted after-tax return	$3,092,940	$658,596	$2,434,344	$744,004	$3,178,348

Average debt(3)					$7,392,640
Average stockholders' deficit(3)					(4,377,447)
Add: Rent x 6(1)					2,473,260
Average finance lease liabilities(3)					291,567
Invested capital					$5,780,020

Adjusted after-tax ROIC					55.0%

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended November 23, 2024, and November 18, 2023.

	A	B	A-B=C	D	C+D
	Fiscal Year	Twelve	Forty-One	Twelve	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 31,	November 18,	August 31,	November 23,	November 23,
(in thousands, except ratio)	2024	2023	2024	2024	2024

Net income	$2,662,427	$593,463	$2,068,964	$564,933	$2,633,897
Add: Interest expense	451,578	91,384	360,194	107,629	467,823
Income tax expense	674,703	163,757	510,946	168,587	679,533
EBIT	3,788,708	848,604	2,940,104	841,149	3,781,253
Add: Depreciation and amortization expense	549,755	120,224	429,531	133,173	562,704
Rent expense(1)	447,693	98,693	349,000	105,189	454,189
Share-based expense	106,246	22,913	83,333	26,117	109,450
EBITDAR	$4,892,402	$1,090,434	$3,801,968	$1,105,628	$4,907,596

Debt					$9,012,539
Financing lease liabilities					388,847
Add: Rent x 6(1)					2,725,134
Adjusted debt					$12,126,520

Adjusted debt to EBITDAR					2.5

	A	B	A-B=C	D	C+D
	Fiscal Year	Twelve	Forty	Twelve	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 26,	November 19,	August 26,	November 18,	November 18,
(in thousands, except ratio)	2023	2022	2023	2023	2023

Net income	$2,528,426	$539,318	$1,989,108	$593,463	$2,582,571
Add: Interest expense	306,372	57,723	248,649	91,384	340,033
Income tax expense	639,188	125,992	513,196	163,757	676,953
EBIT	3,473,986	723,033	2,750,953	848,604	3,599,557
Add: Depreciation and amortization expense	497,577	109,253	388,324	120,224	508,548
Rent expense(1)	406,398	92,881	313,517	98,693	412,210
Share-based expense	93,087	19,005	74,082	22,913	96,995
EBITDAR	$4,471,048	$944,172	$3,526,876	$1,090,434	$4,617,310

Debt					$8,583,523
Financing lease liabilities					285,145
Add: Rent x 6(1)					2,473,260
Adjusted debt					$11,341,928

Adjusted debt to EBITDAR					2.5

(1)	The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the trailing four quarters ended November 23, 2024, and November 18, 2023.

	Trailing Four Quarters Ended
(in thousands)	November 23, 2024	November 18, 2023

Total lease cost, per ASC 842	$602,034	$536,217
Less: Finance lease interest and amortization	(108,665)	(90,864)
Less: Variable operating lease components, related to insurance and common area maintenance	(39,180)	(33,143)
Rent expense	$454,189	$412,210

(2)	Effective tax rate over trailing four quarters ended November 23, 2024, and November 18, 2023, was 20.5% and 20.8%, respectively.
(3)	All averages are computed based on trailing five quarter balances.

Recent Accounting Pronouncements

Refer to Note A in the Notes to Condensed Consolidated Financial Statements for the discussion of recent accounting pronouncements.

Critical Accounting Estimates

Our critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 31, 2024. There have been no significant changes to our critical accounting estimates since the filing of our Annual Report on Form 10-K for the year ended August 31, 2024.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

At November 23, 2024, the only material change to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 31, 2024 was the $15.0 million net decrease in commercial paper.

The fair value of the Company’s debt was estimated at $8.9 billion as of November 23, 2024, and $9.0 billion as of August 31, 2024, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the carrying value of debt by $120.8 million and greater than the carrying value of debt by $3.5 million at November 23, 2024, and August 31, 2024, respectively, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts. We had $565.0 million of variable rate debt outstanding at November 23, 2024, and $580.0 million in variable rate debt outstanding at August 31, 2024. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $5.7 million in fiscal 2025. The primary interest rate exposure is based on the federal funds rate. We had outstanding fixed rate debt of $8.4 billion, net of unamortized debt issuance costs of $52.5 million at November 23, 2024, and $8.4 billion, net of unamortized debt issuance costs of $55.6 million at August 31, 2024. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by $344.5 million at November 23, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 23, 2024, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 23, 2024.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 23, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part 1, Item 3, of our Annual Report in Form 10-K for the fiscal year ended August 31, 2024.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended November 23, 2024, were as follows:

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

September 1, 2024 to September 28, 2024	8,279	$3,168.11	8,279	$2,137,740,614
September 29, 2024 to October 26, 2024	78,666	3,166.82	78,666	1,888,619,284
October 27, 2024 to November 23, 2024	73,136	3,142.97	73,136	1,658,755,024
Total	160,081	$3,155.99	160,081	$1,658,755,024

For more information on our stock repurchases, see Note I – Stock Repurchase Program in the Notes to the Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During our fiscal quarter ended November 23, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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
10.1**

Master Extension Agreement, dated November 15, 2024, among AutoZone, Inc. as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent.

15.1*	Letter Regarding Unaudited Interim Financial Statements.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended November 23, 2024, has been formatted in Inline XBRL.

*	Furnished herewith.
**	Filed herewith.

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

Dated: December 20, 2024