Form 10-Q
period 2025-02-15
AUTOZONE INC
filed 2025-03-21
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 15, 2025 or

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

Common Stock, $.01 Par Value – 16,728,657 shares outstanding as of March 14, 2025.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 15,	August 31,
(in thousands)	2025	2024

Assets
Current assets:
Cash and cash equivalents	$300,905	$298,172
Accounts receivable	597,404	545,575
Merchandise inventories	6,588,586	6,155,218
Other current assets	315,703	307,794
Total current assets	7,802,598	7,306,759

Property and equipment:
Property and equipment	11,759,884	11,305,125
Less: Accumulated depreciation and amortization	(5,310,755)	(5,121,586)
	6,449,129	6,183,539

Operating lease right-of-use assets	3,120,826	3,057,780
Goodwill	302,645	302,645
Deferred income taxes	97,308	83,689
Other long-term assets	343,773	242,126
Total long-term assets	3,864,552	3,686,240
Total assets	$18,116,279	$17,176,538

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,784,717	$7,355,701
Current portion of operating lease liabilities	306,185	266,855
Accrued expenses and other	1,023,860	1,060,746
Income taxes payable	152,595	30,941
Total current liabilities	9,267,357	8,714,243

Long-term debt	9,052,099	9,024,381
Operating lease liabilities, less current portion	3,007,455	2,960,174
Deferred income taxes	475,279	447,067
Other long-term liabilities	771,862	780,287

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 16,822 shares issued and 16,747 shares outstanding as of February 15, 2025; 17,451 shares issued and 16,926 shares outstanding as of August 31, 2024	168	175
Additional paid-in capital	1,671,200	1,621,553
Retained deficit	(5,421,243)	(4,424,982)
Accumulated other comprehensive loss	(407,589)	(361,618)
Treasury stock, at cost	(300,309)	(1,584,742)
Total stockholders’ deficit	(4,457,773)	(4,749,614)
Total liabilities and stockholders' deficit	$18,116,279	$17,176,538

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 15,	February 10,	February 15,	February 10,
(in thousands, except per share data)	2025	2024	2025	2024

Net sales	$3,952,012	$3,859,126	$8,231,652	$8,049,403
Cost of sales, including warehouse and delivery expenses	1,823,611	1,779,474	3,835,194	3,755,735
Gross profit	2,128,401	2,079,652	4,396,458	4,293,668
Operating, selling, general and administrative expenses	1,421,634	1,336,410	2,848,542	2,701,822
Operating profit	706,767	743,242	1,547,916	1,591,846
Interest expense, net	108,822	102,619	216,451	194,004
Income before income taxes	597,945	640,623	1,331,465	1,397,842
Income tax expense	110,022	125,593	278,609	289,349
Net income	$487,923	$515,030	$1,052,856	$1,108,493

Weighted average shares for basic earnings per share	16,788	17,319	16,850	17,514
Effect of dilutive stock equivalents	457	509	457	517
Weighted average shares for diluted earnings per share	17,245	17,828	17,307	18,031

Basic earnings per share	$29.06	$29.74	$62.48	$63.29
Diluted earnings per share	$28.29	$28.89	$60.83	$61.48

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 15,	February 10,	February 15,	February 10,
(in thousands)	2025	2024	2025	2024

Net income	$487,923	$515,030	$1,052,856	$1,108,493
Other comprehensive (loss) income:
Foreign currency translation adjustments	(903)	4,339	(45,892)	(15,882)
Unrealized gains (losses) on marketable debt securities, net of taxes	65	717	(887)	1,012
Net derivative activities, net of taxes	404	404	808	807
Total other comprehensive (loss) income	(434)	5,460	(45,971)	(14,063)
Comprehensive income	$487,489	$520,490	$1,006,885	$1,094,430

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Four Weeks Ended
	February 15,	February 10,
(in thousands)	2025	2024

Cash flows from operating activities:
Net income	$1,052,856	$1,108,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	271,091	245,192
Other non-cash income	—	(16,000)
Amortization of debt origination fees	6,061	5,551
Deferred income taxes	(43,734)	5,998
Share-based compensation expense	56,563	45,961
Changes in operating assets and liabilities:
Accounts receivable	(54,575)	18,364
Merchandise inventories	(454,109)	(198,425)
Accounts payable and accrued expenses	449,787	(17,062)
Income taxes	170,590	96,282
Other, net	(58,978)	(29,968)
Net cash provided by operating activities	1,395,552	1,264,386

Cash flows from investing activities:
Capital expenditures	(539,737)	(490,807)
Purchase of marketable debt securities	(31,258)	(14,038)
Proceeds from sale of marketable debt securities	30,100	12,626
Investment in tax credit equity investments	(37,381)	(42,522)
Other, net	14,857	(9,253)
Net cash used in investing activities	(563,419)	(543,994)

Cash flows from financing activities:
Net proceeds from (payments of) commercial paper	22,000	(32,228)
Proceeds from issuance of debt	—	1,000,000
Net proceeds from sale of common stock	64,302	98,338
Purchase of treasury stock	(866,480)	(1,709,034)
Repayment of principal portion of finance lease liabilities	(47,412)	(41,459)
Other, net	1,144	(8,462)
Net cash used in financing activities	(826,446)	(692,845)

Effect of exchange rate changes on cash	(2,954)	(505)

Net increase in cash and cash equivalents	2,733	27,042
Cash and cash equivalents at beginning of period	298,172	277,054
Cash and cash equivalents at end of period	$300,905	$304,096

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Twelve Weeks Ended February 15, 2025
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at November 23, 2024	17,495	$175	$1,684,064	$(3,860,049)	$(407,155)	$(2,089,956)	$(4,672,921)
Net income	—	—	—	487,923	—	—	487,923
Total other comprehensive loss	—	—	—	—	(434)	—	(434)
Retirement of treasury shares	(710)	(7)	(69,878)	(2,049,117)	—	2,119,002	—
Purchase of 100 shares of treasury stock	—	—	—	—	—	(329,355)	(329,355)
Issuance of common stock under stock options and stock purchase plans	37	—	28,300	—	—	—	28,300
Share-based compensation expense	—	—	28,714	—	—	—	28,714
Balance at February 15, 2025	16,822	$168	$1,671,200	$(5,421,243)	$(407,589)	$(300,309)	$(4,457,773)

	Twelve Weeks Ended February 10, 2024
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at November 18, 2023	18,984	$190	$1,548,510	$(2,365,815)	$(210,359)	$(4,186,197)	$(5,213,671)
Net income	—	—	—	515,030	—	—	515,030
Total other comprehensive income	—	—	—	—	5,460	—	5,460
Retirement of treasury shares	(1,703)	(17)	(142,391)	(4,128,131)	—	4,270,539	—
Purchase of 84 shares of treasury stock	—	—	—	—	—	(223,811)	(223,811)
Issuance of common stock under stock options and stock purchase plans	70	1	56,890	—	—	—	56,891
Share-based compensation expense	—	—	22,780	—	—	—	22,780
Balance at February 10, 2024	17,351	$174	$1,485,789	$(5,978,916)	$(204,899)	$(139,469)	$(4,837,321)

	Twenty-Four Weeks Ended February 15, 2025
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 31, 2024	17,451	$175	$1,621,553	$(4,424,982)	$(361,618)	$(1,584,742)	$(4,749,614)
Net income	—	—	—	1,052,856	—	—	1,052,856
Total other comprehensive loss	—	—	—	—	(45,971)	—	(45,971)
Retirement of treasury shares	(710)	(7)	(69,878)	(2,049,117)	—	2,119,002	—
Purchase of 260 shares of treasury stock	—	—	—	—	—	(834,569)	(834,569)
Issuance of common stock under stock options and stock purchase plans	81	—	64,302	—	—	—	64,302
Share-based compensation expense	—	—	55,223	—	—	—	55,223
Balance at February 15, 2025	16,822	$168	$1,671,200	$(5,421,243)	$(407,589)	$(300,309)	$(4,457,773)

	Twenty-Four Weeks Ended February 10, 2024
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 26, 2023	18,936	$189	$1,484,992	$(2,959,278)	$(190,836)	$(2,684,961)	$(4,349,894)
Net income	—	—	—	1,108,493	—	—	1,108,493
Total other comprehensive loss	—	—	—	—	(14,063)	—	(14,063)
Retirement of treasury shares	(1,703)	(17)	(142,391)	(4,128,131)	—	4,270,539	—
Purchase of 663 shares of treasury stock	—	—	—	—	—	(1,725,047)	(1,725,047)
Issuance of common stock under stock options and stock purchase plans	118	2	98,337	—	—	—	98,339
Share-based compensation expense	—	—	44,851	—	—	—	44,851
Balance at February 10, 2024	17,351	$174	$1,485,789	$(5,978,916)	$(204,899)	$(139,469)	$(4,837,321)

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

Operating results for the twelve and twenty-four weeks ended February 15, 2025, are not necessarily indicative of the results that may be expected for the full fiscal year ending August 30, 2025. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter of fiscal 2025 has 16 weeks, and the fourth quarter of fiscal 2024 had 17 weeks.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in the update and existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company will adopt this standard with its fiscal 2025 annual filing. The Company is currently evaluating these new disclosure requirements and the impact of adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The amendments in this ASU are intended to enhance the transparency of income tax information by updating income tax disclosure requirements. The guidance is effective for public entities for annual periods beginning after December 15, 2024, and early adoption is permitted. The amendments in this ASU should be applied on a prospective basis; however, retrospective application is permitted. The Company will adopt this standard with its fiscal 2026 annual filing. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure in the notes to the financial statements, at each interim and annual reporting period, of specified information about certain costs and expenses including purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. Also required is a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated. This ASU is effective for all public entities for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. This ASU should be applied either prospectively to financial statements issued after the effective date of this update or retrospectively to all prior periods presented in the financial statements. The Company will adopt this standard with its fiscal 2028 annual filing. The Company is currently evaluating these new disclosure requirements and the impact of adoption.

Note B – Merchandise Inventories

Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or market value for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. The Company’s policy is not to write up inventory in excess of replacement cost. Due to price changes on the Company’s merchandise purchases, primarily driven by fluctuating freight costs, the Company’s LIFO credit reserve balance was $19.0 million at February 15, 2025, and August 31, 2024. Increases to the Company’s LIFO credit reserve balance are recorded as a non-cash charge to cost of sales and decreases are recorded as a non-cash benefit to cost of sales.

Note C – Variable Interest Entities

The Company invests in certain tax credit funds that promote renewable energy and generate a return primarily through the realization of federal tax credits. The Company considers its investments in these tax credit funds as investments in variable interest entities (“VIEs”). The Company evaluates the investment in any VIE to determine whether it is the primary beneficiary. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. As of February 15, 2025, the Company held tax credit equity investments that were deemed to be VIEs and determined that it was not the primary beneficiary of the entities, as it did not have the power to direct the activities that most significantly impacted the entities and accounted for these investments using the equity method. The Company’s maximum exposure to losses is generally limited to its net investment, which was $91.2 million and $53.9 million as of February 15, 2025, and August 31, 2024, respectively, and was included in Other long-term assets in the Condensed Consolidated Balance Sheets.

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	February 15, 2025
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$18,676	$10,138	$—	$28,814
Other long-term assets	40,084	53,290	—	93,374
	$58,760	$63,428	$—	$122,188

	August 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$26,697	$11,734	$—	$38,431
Other long-term assets	27,031	56,696	—	83,727
	$53,728	$68,430	$—	$122,158

At February 15, 2025, and August 31, 2024, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheets consisted of short-term marketable debt securities of $28.8 million and $38.4 million, respectively, which are included in Other current assets, and long-term marketable debt securities of $93.4 million and $83.7 million, respectively, which are included in Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable debt securities, by asset class, are described in “Note E – Marketable Debt Securities.”

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

Note E – Marketable Debt Securities

The Company holds marketable debt securities in its wholly-owned insurance captive subsidiary. These securities are carried at fair value, with unrealized gains and losses, net of income taxes, recorded in Accumulated other comprehensive loss until realized, and any credit risk related losses are recognized in net income in the period incurred. The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.”

The Company’s available-for-sale marketable debt securities consisted of the following:

	February 15, 2025
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$30,636	$61	$(236)	$30,461
Government bonds	55,152	292	(680)	54,764
Mortgage-backed securities	21,766	73	(297)	21,542
Asset-backed securities and other	15,397	41	(17)	15,421
	$122,951	$467	$(1,230)	$122,188

	August 31, 2024
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$32,355	$183	$(78)	$32,460
Government bonds	50,251	483	(493)	50,241
Mortgage-backed securities	22,859	326	(95)	23,090
Asset-backed securities and other	16,327	66	(26)	16,367
	$121,792	$1,058	$(692)	$122,158

The contractual maturities of the Company’s available for sale marketable debt securities are as follows:

	February 15, 2025
	Amortized	Fair
(in thousands)	Cost Basis	Value

Due within one year	$29,953	$28,814
Due after one year through five years	45,596	46,679
Due after five years through ten years	32,028	31,520
Due after ten years	15,374	15,175
	$122,951	$122,188

The Company held 91 securities that were in an unrealized loss position of approximately $1.2 million at February 15, 2025, and 45 securities in an unrealized loss position of approximately $0.7 million at August 31, 2024. In evaluating whether a credit loss exists for the securities, the Company considers factors such as the severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value. An allowance for credit losses was deemed unnecessary given consideration of the factors above. The Company did not realize any material gains or losses on its marketable debt securities during the twenty-four week period ended February 15, 2025, and the comparable prior year period.

Included above in total available-for-sale marketable debt securities are $112.9 million and $111.5 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses as of February 15, 2025, and August 31, 2024, respectively.

Note F – Supplier Financing Programs

The Company has arrangements with third-party financial institutions to confirm invoice balances owed by the Company to certain suppliers and pay the financial institutions the confirmed amounts on the invoice due dates. These arrangements allow the Company’s inventory suppliers, at their sole discretion, to enter into agreements directly with these financial institutions to finance the Company’s obligations to the suppliers at terms negotiated between the suppliers and the financial institutions. Supplier participation is optional and our obligations to our suppliers, including the amount and dates due, are not impacted by our suppliers’ decision to enter into an agreement with a third-party financial institution. As of February 15, 2025, and August 31, 2024, the Company had supplier obligations outstanding that had been confirmed under these arrangements of $5.2 billion and $4.9 billion respectively, which are included in Accounts payable and $219.2 million and $226.7 million, respectively, which are included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

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

Note H – Financing

The Company’s debt consisted of the following:

	February 15,	August 31,
(in thousands)	2025	2024

3.250% Senior Notes due April 2025, effective interest rate 3.36%	$400,000	$400,000
3.625% Senior Notes due April 2025, effective interest rate 3.78%	500,000	500,000
3.125% Senior Notes due April 2026, effective interest rate 3.28%	400,000	400,000
5.050% Senior Notes due July 2026, effective interest rate 5.09%	450,000	450,000
3.750% Senior Notes due June 2027, effective interest rate 3.83%	600,000	600,000
4.500% Senior Notes due February 2028, effective interest rate 4.43%	450,000	450,000
6.250% Senior Notes due November 2028, effective interest rate 6.46%	500,000	500,000
3.750% Senior Notes due April 2029, effective interest rate 3.86%	450,000	450,000
5.100% Senior Notes due July 2029, effective interest rate 5.30%	600,000	600,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	750,000
1.650% Senior Notes due January 2031, effective interest rate 2.19%	600,000	600,000
4.750% Senior Notes due August 2032, effective interest rate 4.76%	750,000	750,000
4.750% Senior Notes due February 2033, effective interest rate 4.70%	550,000	550,000
5.200% Senior Notes due August 2033, effective interest rate 5.22%	300,000	300,000
6.550% Senior Notes due November 2033, effective interest rate 6.71%	500,000	500,000
5.400% Senior Notes due July 2034, effective interest rate 5.54%	700,000	700,000
Commercial paper, weighted average interest rate 4.50% at February 15, 2025 and 5.40% at August 31, 2024	602,000	580,000
Total debt before discounts and debt issuance costs	9,102,000	9,080,000
Less: Discounts and debt issuance costs	49,901	55,619
Long-term debt	$9,052,099	$9,024,381

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

As of February 15, 2025, and August 31, 2024, the Company had no outstanding borrowings and $1.7 million and $1.8 million, respectively, of outstanding letters of credit under the Revolving Credit Agreement.

The Company also maintained a letter of credit facility that allowed it to request the participating bank to issue letters of credit on its behalf up to an aggregate amount of $25 million. The letter of credit facility was in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of August 31, 2024, the Company had no letters of credit outstanding under the letter of credit facility, which was terminated in September 2024.

In addition to the outstanding letters of credit issued under the committed facilities discussed above, the Company had $148.6 million and $141.6 million in letters of credit outstanding as of February 15, 2025, and August 31, 2024, respectively. These letters of credit have various maturity dates and were issued on an uncommitted basis. Additionally, the Company’s total surety bonds commitment was $57.2 million at February 15, 2025, compared with $48.9 million at August 31, 2024. Since its fiscal year end, the Company has canceled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to its casualty insurance carriers.

As of February 15, 2025, the $602 million commercial paper borrowings, the $400 million 3.250% Senior Notes due April 2025 and the $500 million 3.625% Senior Notes due April 2025 were classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets as the Company currently has the ability and intent to refinance them on a long-term basis through available capacity under its Revolving Credit Agreement. As of February 15, 2025, the Company had $2.2 billion of availability under its Revolving Credit Agreement, which would allow it to replace these short-term obligations with a long-term financing facility.

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

The fair value of the Company’s debt was estimated at $9.0 billion as of February 15, 2025, and August 31, 2024, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the carrying value of debt by $92.1 million and greater than the carrying value of debt by $3.5 million at February 15, 2025, and August 31, 2024, respectively, which reflects face amount, adjusted for any unamortized debt issuance costs and discounts.

As of February 15, 2025, the Company was in compliance with all covenants and expects to remain in compliance with all covenants under its borrowing arrangements.

Note I – Stock Repurchase Program

From January 1, 1998, to February 15, 2025, the Company has repurchased a total of 155.4 million shares of its common stock at an aggregate cost of $37.8 billion, including 260.2 thousand shares of its common stock at an aggregate cost of $834.6 million during the twenty-four week period ended February 15, 2025.

On June 19, 2024, the Board voted to authorize the repurchase of an additional $1.5 billion of the Company’s common stock in connection with its ongoing share repurchase program, which raised the total value of shares authorized to be repurchased to $39.2 billion. Considering the cumulative repurchases as of February 15, 2025, the Company had $1.3 billion remaining under the Board’s authorization to repurchase its common stock.

During the twenty-four week period ended February 15, 2025, the Company retired 0.7 million shares of treasury stock which had been previously repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $2.0 billion and decreased Additional paid-in capital by $69.9 million. During the comparable prior year period, the Company retired 1.7 million shares of treasury stock, which increased Retained deficit by $4.1 billion and decreased Additional paid-in capital by $142.4 million.

Subsequent to February 15, 2025, and through March 14, 2025, the Company has repurchased 47.1 thousand shares of its common stock at an aggregate cost of $163.9 million.

Note J – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, net unrealized gains (losses) on marketable debt securities, and net derivative activities.

Changes in Accumulated other comprehensive loss for the twelve week periods ended February 15, 2025, and February 10, 2024, consisted of the following:

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at November 23, 2024	$(396,261)	$(652)	$(10,242)	$(407,155)
Other comprehensive (loss) income before reclassifications(2)	(903)	82	—	(821)
Amounts reclassified from Accumulated other comprehensive loss(2)	—	(17)	404	387
Balance at February 15, 2025	$(397,164)	$(587)	$(9,838)	$(407,589)

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at November 18, 2023	$(196,778)	$(1,556)	$(12,025)	$(210,359)
Other comprehensive income before reclassifications(2)	4,339	717	—	5,056
Amounts reclassified from Accumulated other comprehensive loss(2)	—	—	404	404
Balance at February 10, 2024	$(192,439)	$(839)	$(11,621)	$(204,899)

Changes in Accumulated other comprehensive loss for the twenty-four week periods ended February 15, 2025, and February 10, 2024, consisted of the following:

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at August 31, 2024	$(351,272)	$300	$(10,646)	$(361,618)
Other comprehensive loss before reclassifications(2)	(45,892)	(870)	—	(46,762)
Amounts reclassified from Accumulated other comprehensive loss(2)	—	(17)	808	791
Balance at February 15, 2025	$(397,164)	$(587)	$(9,838)	$(407,589)

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at August 26, 2023	$(176,557)	$(1,851)	$(12,428)	$(190,836)
Other comprehensive (loss) income before reclassifications(2)	(15,882)	1,012	—	(14,870)
Amounts reclassified from Accumulated other comprehensive loss(2)	—	—	807	807
Balance at February 10, 2024	$(192,439)	$(839)	$(11,621)	$(204,899)
(1)	Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries’ earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.
(2)	Amounts shown are net of taxes/tax benefits.

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

Stock Options:

The Company grants options to purchase common stock to certain of its employees under its equity incentive plans at prices equal to or above the market value of the stock on the date of grant. Option-vesting periods range from four to five years, with the majority of options vesting ratably over four years. The fair value of each option is amortized into compensation expense on a straight-line basis over the requisite service period, less estimated forfeitures. Employees who meet the qualified retirement provisions under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan are assumed to have a 0% forfeiture rate. All other employee grants assume a 10% forfeiture rate, which is based on historical experience.

The Company made stock option grants for 122,536 shares during the twenty-four week period ended February 15, 2025, and 133,466 shares during the comparable prior year period.

The weighted average fair value of the stock option awards granted during the twenty-four week periods ended February 15, 2025, and February 10, 2024, using the Black-Scholes-Merton multiple-option pricing valuation model, was $1,025.84 and $913.56 per share, respectively, using the following weighted average key assumptions:

	Twenty-Four Weeks Ended
	February 15,	February 10,
	2025	2024

Expected price volatility	26%	29%
Risk-free interest rate	4.0%	4.8%
Weighted average expected lives (in years)	5.5	5.4
Forfeiture rate	7%	7%
Dividend yield	0%	0%

During the twenty-four week period ended February 15, 2025, and the comparable prior year period, 71,578 and 112,394 stock options, respectively, were exercised at a weighted average exercise price of $882.41 and $848.57, respectively.

As of February 15, 2025, total unrecognized share-based expense related to stock options, net of estimated forfeitures, was approximately $173.1 million, before income taxes, which we expect to recognize over an estimated weighted average period of 3.1 years.

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

The Company made grants of 2,688 and 3,173 restricted stock unit awards at weighted average grant date fair values of $3,146.81 and $2,560.56, respectively, during the twenty-four week periods ended February 15, 2025, and February 10, 2024.

During the twenty-four week period ended February 15, 2025, and the comparable prior year period, 3,163 and 4,741 restricted stock unit awards, respectively, were vested at a weighted average grant date fair value of $2,014.21 and $1,617.00, respectively.

As of February 15, 2025, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $10.4 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.9 years.

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) for the twelve and twenty-four week periods ended February 15, 2025, was $30.4 million and $56.6 million, respectively. For the comparable prior year periods, total share-based compensation expense was $23.0 million and $46.0 million, respectively.

For the twelve and twenty-four week periods ended February 15, 2025, 134,149 and 105,122, respectively, stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year periods, 135,981 and 107,267 anti-dilutive stock options were excluded from the dilutive earnings per share computation.

See AutoZone’s Annual Report on Form 10-K for the year ended August 31, 2024, and other filings with the SEC for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s Amended and Restated 2011 Equity Incentive Award Plan, the AutoZone, Inc. 2020 Omnibus Incentive Award Plan and the Director Compensation Program.

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

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 7,432 stores in the U.S., Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

The Other category reflects business activities of two operating segments that are not separately reportable due to the materiality of these operating segments. The operating segments include ALLDATA, which produces, sells and maintains automotive diagnostic, repair and shop management software used in the automotive repair industry, and E-commerce, which includes direct sales to customers through www.autozone.com for sales that are not fulfilled by local stores.

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 15,	February 10,	February 15,	February 10,
(in thousands)	2025	2024	2025	2024

Net Sales
Auto Parts Stores	$3,874,366	$3,786,339	$8,074,097	$7,902,033
Other	77,646	72,787	157,555	147,370
Total	$3,952,012	$3,859,126	$8,231,652	$8,049,403

Segment Profit
Auto Parts Stores	$2,082,047	$2,035,677	$4,302,655	$4,205,701
Other	46,354	43,975	93,803	87,967
Gross profit	2,128,401	2,079,652	4,396,458	4,293,668
Operating, selling, general and administrative expenses	(1,421,634)	(1,336,410)	(2,848,542)	(2,701,822)
Interest expense, net	(108,822)	(102,619)	(216,451)	(194,004)
Income before income taxes	$597,945	$640,623	$1,331,465	$1,397,842

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

AutoZone, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. (the Company) as of February 15, 2025, the related condensed consolidated statements of income, comprehensive income and stockholders’ deficit for the twelve and twenty-four week periods ended February 15, 2025, and February 10, 2024, the condensed consolidated statements of cash flows for the twenty-four week periods ended February 15, 2025, and February 10, 2024, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

March 21, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect the future results of AutoZone, Inc. (“AutoZone” or the “Company”). The following MD&A discussion should be read in conjunction with our Condensed Consolidated Financial Statements, related notes to those statements and other financial information, including forward-looking statements and risk factors, that appear elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended August 31, 2024, and other filings we make with the SEC.

Forward-Looking Statements

Certain statements herein constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “seek,” “may,” “could” and similar expressions. These statements are based on assumptions and assessments made by our management in light of experience, historical trends, current conditions, expected future developments and other factors that we believe appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand, due to changes in fuel prices, miles driven or otherwise; energy prices; weather, including extreme temperatures and natural disasters; competition; credit market conditions; cash flows; access to financing on favorable terms; future stock repurchases; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; risks associated with self-insurance; war and the prospect of war, including terrorist activity; public health issues; inflation, including wage inflation; exchange rates; the ability to hire, train and retain qualified employees, including members of management; construction delays; failure or interruption of our information technology systems; issues relating to the confidentiality, integrity or availability of information, including due to cyber-attacks; historic growth rate sustainability; downgrade of our credit ratings; damage to our reputation; challenges associated with doing business in and expanding into international markets; origin and raw material costs of suppliers; inventory availability; disruption in our supply chain; tariffs, trade policies and other geopolitical factors; new accounting standards; our ability to execute our growth initiatives; and other business interruptions. These and other risks and uncertainties are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of our Annual Report on Form 10-K for the year ended August 31, 2024. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those contemplated by such forward-looking statements. Events described above and in the “Risk Factors” could materially and adversely affect our business. However, it is not possible to identify or predict all such risks and other factors that could affect these forward-looking statements. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are the leading retailer and distributor of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at February 15, 2025, operated 6,483 stores in the U.S., 813 stores in Mexico and 136 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At February 15, 2025, in 5,962 of our domestic stores as well as the vast majority of our stores in Mexico and Brazil, we had a commercial sales program that provides prompt delivery of parts and other products and commercial credit to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts. We also sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. Additionally, we sell the ALLDATA brand automotive diagnostic, repair, collision and shop management software through www.alldata.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services. Our websites and the information contained therein or linked thereto are not intended to be incorporated into this report.

Operating results for the twelve and twenty-four weeks ended February 15, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2025. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter of fiscal 2025 has 16 weeks, and the fourth quarter of fiscal 2024 had 17 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September, and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales increased to $4.0 billion, a 2.4% increase over the comparable prior year period. Operating profit decreased 4.9% to $706.8 million, net income decreased 5.3% to $487.9 million and diluted earnings per share decreased 2.1% to $28.29 for the quarter. The second quarter was negatively impacted by unfavorable foreign currency exchange rates which had an overall impact to net sales of $91.1 million. Operating profit comparison was negatively impacted $29.6 million due to unfavorable foreign currency exchange rates and $14.0 million due to non-cash LIFO favorability in the prior year quarter.

During the second quarter of fiscal 2025, failure and maintenance related categories represented the largest portion of our sales mix at approximately 86% of total sales, which is consistent with the comparable prior year period. Failure related categories continue to be the largest portion of our sales mix. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by weather over a short-term period. Over the long-term, we believe the impact of weather on our sales mix is not significant.

Our business is impacted by various factors within the economy that affect both our consumers and our industry, including but not limited to inflation, interest rates, levels of consumer debt, fuel and energy costs, prevailing wage rates, foreign currency exchange rate fluctuations, supply chain disruptions, tariffs, trade policies and other geopolitical factors, hiring and other economic conditions. Given the nature of these macroeconomic factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. For the twelve-month period ended December 2024, miles driven in the U.S. increased 1.0% compared to the same period in the prior year, based on the latest information available from the U.S. Department of Transportation. According to S&P Global Mobility, as of January 1, 2024 the average age of light vehicles on the road was 12.6 years.

Twelve Weeks Ended February 15, 2025

Compared with Twelve Weeks Ended February 10, 2024

Net sales for the twelve weeks ended February 15, 2025, increased $92.9 million to $4.0 billion, or 2.4% over net sales of $3.9 billion for the comparable prior year period. This growth was driven by an increase in total company same store sales of 2.9% on a constant currency basis and net sales of $71.8 million from new domestic and international stores, partially offset by a $91.1 million impact from unfavorable foreign currency exchange rates. Domestic commercial sales increased $71.6 million to $1.1 billion, or 7.3% over the comparable prior year.

Same store sales, or sales for our domestic and international stores open at least one year, are as follows:

	Twelve Weeks Ended
			Constant Currency (1)
	February 15, 2025	February 10, 2024	February 15, 2025	February 10, 2024
Domestic	1.9%	0.3%	1.9%	0.3%
International	(8.2)%	23.9%	9.5%	10.6%
Total Company	0.5%	3.0%	2.9%	1.5%
(1)	Constant currency same store sales exclude impacts from fluctuations of foreign currency exchange rates by converting both the current year and prior year international results at the prior year foreign currency exchange rate.

Gross profit for the twelve weeks ended February 15, 2025, and the comparable prior year period was $2.1 billion. Gross profit, as a percentage of sales, was 53.9% for the twelve weeks ended February 15, 2025, and the comparable prior year period. The current quarter gross margin comparison benefitted from higher merchandise margins, offset by a 36 basis point ($14.0 million) favorable non-cash LIFO adjustment in the comparable prior period.

Operating, selling, general and administrative expenses for the twelve weeks ended February 15, 2025, were $1.4 billion compared with $1.3 billion during the comparable prior year period. As a percentage of sales, these expenses were 36.0% compared with 34.6% during the comparable prior year period. The increase was primarily driven by investments to support our growth initiatives.

Net interest expense was $108.8 million and $102.6 million for the twelve weeks ended February 15, 2025, and February 10, 2024, respectively. Average borrowings were $9.1 billion and $8.7 billion, and weighted average borrowing rates were 4.43% and 4.40% for the twelve weeks ended February 15, 2025, and February 10, 2024, respectively.

Our effective income tax rate was 18.4% and 19.6% of pretax income for the twelve weeks ended February 15, 2025, and February 10, 2024, respectively. The decrease in the tax rate was impacted by an $18.4 million favorable valuation allowance adjustment related to our international business. The benefit from stock options exercised was $14.3 million and $23.0 million for the twelve weeks ended February 15, 2025 and the comparable prior year period, respectively.

Net income for the twelve weeks ended February 15, 2025, decreased by $27.1 million from the comparable prior year period to $487.9 million due to the factors set forth above, and diluted earnings per share decreased by 2.1% to $28.29 from $28.89. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.06 per share.

Twenty-four Weeks Ended February 15, 2025

Compared with Twenty-four Weeks Ended February 10, 2024

Net sales for the twenty-four weeks ended February 15, 2025, increased $182.2 million to $8.2 billion, or 2.3% over net sales of $8.0 billion for the comparable prior year period. This growth was driven by an increase in total company same store sales of 2.4% on a constant currency basis and net sales of $143.6 million from new domestic and international stores, partially offset by a $149.2 million impact from unfavorable foreign currency exchange rates. Domestic commercial sales increased $106.9 million to $2.2 billion, or 5.2% over the comparable prior year period.

Same store sales, or sales for our domestic and international stores open at least one year, are as follows:

	Twenty-Four Weeks Ended
			Constant Currency (1)
	February 15, 2025	February 10, 2024	February 15, 2025	February 10, 2024
Domestic	1.0%	0.8%	1.0%	0.8%
International	(3.9)%	24.5%	11.5%	10.7%
Total Company	0.4%	3.2%	2.4%	1.8%
(1)	Constant currency same store sales exclude impacts from fluctuations of foreign currency exchange rates by converting both the current year and prior year international results at the prior year foreign currency exchange rate.

Gross profit for the twenty-four weeks ended February 15, 2025, was $4.4 billion, compared with $4.3 billion during the comparable prior year period. Gross profit, as a percentage of sales, was 53.4% compared to 53.3% during the comparable prior year period. The gross margin comparison benefitted from higher merchandise margins partially offset by unfavorable supply chain costs driven by the opening of two new domestic distribution centers and a 27 basis point ($16.0 million) favorable non-cash LIFO adjustment in the comparable prior year period.

Operating, selling, general and administrative expenses for the twenty-four weeks ended February 15, 2025, were $2.8 billion compared with $2.7 billion during the comparable prior year period. As a percentage of sales, these expenses were 34.6% compared with 33.6% during the comparable prior year period. The increase was primarily driven by investments to support our growth initiatives.

Net interest expense was $216.5 million and $194.0 million for the twenty-four weeks ended February 15, 2025, and February 10, 2024, respectively. Average borrowings were $9.0 billion and $8.4 billion, and weighted average borrowing rates were 4.43% and 4.31% for the twenty-four week periods ended February 15, 2025, and February 10, 2024, respectively.

Our effective income tax rate was 20.9% and 20.7% of pretax income for the twenty-four weeks ended February 15, 2025, and February 10, 2024, respectively. The tax rate was impacted by an $18.4 million favorable valuation allowance adjustment related to our international business. The benefit from stock options exercised for the twenty-four week period ended February 15, 2025, was $19.5 million compared to $34.2 million in the comparable prior year period.

Net income for the twenty-four weeks ended February 15, 2025, decreased by $55.6 million from the comparable prior year period to $1.1 billion due to the factors set forth above, and diluted earnings per share decreased by 1.1% to $60.83 from $61.48. The impact on current year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.26.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. We believe that our cash generated from operating activities and available credit, supplemented with our long-term borrowings, will provide ample liquidity to fund our operations while allowing us to make strategic investments to support growth initiatives and return excess cash to shareholders in the form of share repurchases. As of February 15, 2025, we held $300.9 million of cash and cash equivalents, as well as $2.2 billion in undrawn capacity on our Revolving Credit Agreement. We believe our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, repay our debt as it becomes due and fund our share repurchases over the short-term and long-term. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary. However, decreased demand for our products or changes in customer buying patterns would negatively impact our ability to generate cash from operating activities. Decreased demand or changes in buying patterns could also impact our ability to meet the debt covenants of our credit agreements and, therefore, negatively impact the funds available under our Revolving Credit Agreement. In the event our liquidity is insufficient, we may be required to limit our spending. All of our material borrowing arrangements are described in greater detail in “Note H – Financing” in the Notes to

Condensed Consolidated Financial Statements. There have been no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 31, 2024.

For the twenty-four week periods ended February 15, 2025, and February 10, 2024, our net cash flows from operating activities provided $1.4 billion and $1.3 billion, respectively. Cash flows from operations increased over last year primarily due to favorable changes in accounts payable and accrued expenses.

Our net cash flows used in investing activities for the twenty-four weeks ended February 15, 2025, were $563.4 million as compared with $544.0 million in the comparable prior year period. Capital expenditures for the twenty-four weeks ended February 15, 2025, were $539.7 million compared to $490.8 million in the comparable prior year period. The increase in capital expenditures was primarily driven by our growth initiatives, including new stores and hub and mega hub store expansion projects. During the twenty-four week periods ended February 15, 2025, and February 10, 2024, we opened 79 and 51 net new stores, respectively. Investing cash flows were impacted by our wholly-owned captive, which purchased $31.3 million and $14.0 million, and sold $30.1 million and $12.6 million in marketable debt securities during the twenty-four weeks ended February 15, 2025, and the comparable prior year period, respectively. Our investment in tax credit equity investments was $37.4 million and $42.5 million during the twenty-four weeks ended February 15, 2025, and the comparable prior year period, respectively.

Our net cash flows used in financing activities for the twenty-four weeks ended February 15, 2025, were $826.4 million compared to $692.8 million in the comparable prior year period. During the twenty-four weeks ended February 15, 2025, we had no debt issuances compared to $1.0 billion in debt issuances in the comparable prior year period. Stock repurchases were $866.5 million in the current twenty-four week period versus $1.7 billion in the comparable prior year period. The treasury stock repurchases were primarily funded by cash flows from operations. For the twenty-four week period ended February 15, 2025, we had $22.0 million in net proceeds from commercial paper, and in the comparable prior year period we had $32.2 million in net repayments of commercial paper. Proceeds from the issuance of common stock from exercises of stock options for the twenty-four weeks ended February 15, 2025, and February 10, 2024, provided $64.3 million and $98.3 million, respectively.

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

In addition to the building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our suppliers’ ability to factor their receivables from us. The Company has arrangements with third-party financial institutions to confirm invoice balances owed by the Company to certain suppliers and pay the financial institutions the confirmed amounts on the invoice due dates. These arrangements allow the Company’s inventory suppliers, at their sole discretion, to enter into agreements with these financial institutions to finance the Company’s obligations to the suppliers at terms negotiated between the suppliers and the financial institutions. Supplier participation is optional and our obligations to our suppliers, including the amount and dates due, are not impacted by our suppliers’ decision to enter into an agreement with a third-party financial institution. A downgrade in our credit or changes in the financial markets could limit the financial institutions’ and our suppliers’ willingness to participate in these arrangements; however, we do not believe such risk would have a material impact on our working capital or cash flows. We plan to continue negotiating extended terms with our suppliers, benefitting our working capital and resulting in a high accounts payable to inventory ratio. We had an accounts payable to inventory ratio of 118.2% at February 15, 2025, and 119.8% at February 10, 2024.

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

For the trailing four quarters ended February 15, 2025, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP measure, was 45.5% as compared to 53.5% for the comparable prior year period. Adjusted ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio, which is a non-GAAP measure, was 2.5:1 as of February 15, 2025, and 2.4:1 as of February 10, 2024. We calculate adjusted debt as the sum of total debt, financing lease liabilities and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent, and share-based compensation expense to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. To the extent EBITDAR increases, we expect our debt levels to increase; conversely, if EBITDAR decreases, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Debt Facilities

On November 15, 2024, we amended the Revolving Credit Agreement, extending the termination date by one year. As amended, the Revolving Credit Agreement will terminate, and all amounts borrowed will be due and payable, on November 15, 2028.

The Senior Notes contain a provision that repayment may be accelerated if we experience both a change of control and a rating event (both as defined in the agreements). Our borrowings under our Senior Notes contain minimal covenants, primarily restrictions on liens. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of February 15, 2025, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

See “Note H – Financing” in the Notes to the Condensed Consolidated Financial Statements for additional information concerning our revolving credit agreement, outstanding letters of credit, surety bonds commitment and Senior Notes.

Stock Repurchases

See “Note I – Stock Repurchase Program” in the Notes to the Condensed Consolidated Financial Statements for information on our share repurchases.

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

We have included reconciliations of this information to the most comparable GAAP measures in the following reconciliation tables.

Reconciliation of Non-GAAP Financial Measure: Adjusted After-Tax ROIC

The following tables calculate the percentages of adjusted ROIC for the trailing four quarters ended February 15, 2025, and February 10, 2024.

	A	B	A-B=C	D	C+D
	Fiscal Year	Twenty-Four	Twenty-Nine	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 31,	February 10,	August 31,	February 15,	February 15,
(in thousands, except percentage)	2024	2024	2024	2025	2025

Net income	$2,662,427	$1,108,493	$1,553,934	$1,052,856	$2,606,790
Adjustments:
Interest expense	451,578	194,004	257,574	216,451	474,025
Rent expense(1)	447,693	198,405	249,288	210,552	459,840
Tax effect(2)	(182,552)	(79,659)	(102,893)	(86,682)	(189,575)
Adjusted after-tax return	$3,379,146	$1,421,243	$1,957,903	$1,393,177	$3,351,080

Average debt(3)					$8,943,172
Average stockholders’ deficit(3)					(4,711,173)
Add: Rent x 6(1)					2,759,040
Average finance lease liabilities(3)					369,622
Invested capital					$7,360,661

Adjusted after-tax ROIC					45.5%

	A	B	A-B=C	D	C+D
	Fiscal Year	Twenty-Four	Twenty-Eight	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 26,	February 11,	August 26,	February 10,	February 10,
(in thousands, except percentage)	2023	2023	2023	2024	2024

Net income	$2,528,426	$1,015,862	$1,512,564	$1,108,493	$2,621,057
Adjustments:
Interest expense	306,372	123,332	183,040	194,004	377,044
Rent expense(1)	406,398	186,939	219,459	198,405	417,864
Tax effect(2)	(146,118)	(63,606)	(82,512)	(80,444)	(162,956)
Adjusted after-tax return	$3,095,078	$1,262,527	$1,832,551	$1,420,458	$3,253,009

Average debt(3)					$7,853,082
Average stockholders' deficit(3)					(4,577,327)
Add: Rent x 6(1)					2,507,184
Average finance lease liabilities(3)					295,494
Invested capital					$6,078,433

Adjusted after-tax ROIC					53.5%

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended February 15, 2025, and February 10, 2024.

	A	B	A-B=C	D	C+D
	Fiscal Year	Twenty-Four	Twenty-Nine	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 31,	February 10,	August 31,	February 15,	February 15,
(in thousands, except ratio)	2024	2024	2024	2025	2025

Net income	$2,662,427	$1,108,493	$1,553,934	$1,052,856	$2,606,790
Add: Interest expense	451,578	194,004	257,574	216,451	474,025
Income tax expense	674,703	289,349	385,354	278,609	663,963
EBIT	3,788,708	1,591,846	2,196,862	1,547,916	3,744,778
Add: Depreciation and amortization expense	549,755	245,192	304,563	271,091	575,654
Rent expense(1)	447,693	198,405	249,288	210,552	459,840
Share-based expense	106,246	45,961	60,285	56,563	116,848
EBITDAR	$4,892,402	$2,081,404	$2,810,998	$2,086,122	$4,897,120

Debt					$9,052,099
Financing lease liabilities					385,899
Add: Rent x 6(1)					2,759,040
Adjusted debt					$12,197,038

Adjusted debt to EBITDAR					2.5

	A	B	A-B=C	D	C+D
	Fiscal Year	Twenty-Four	Twenty-Eight	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 26,	February 11,	August 26,	February 10,	February 10,
(in thousands, except ratio)	2023	2023	2023	2024	2024

Net income	$2,528,426	$1,015,862	$1,512,564	$1,108,493	$2,621,057
Add: Interest expense	306,372	123,332	183,040	194,004	377,044
Income tax expense	639,188	253,816	385,372	289,349	674,721
EBIT	3,473,986	1,393,010	2,080,976	1,591,846	3,672,822
Add: Depreciation and amortization expense	497,577	222,964	274,613	245,192	519,805
Rent expense(1)	406,398	186,939	219,459	198,405	417,864
Share-based expense	93,087	42,379	50,708	45,961	96,669
EBITDAR	$4,471,048	$1,845,292	$2,625,756	$2,081,404	$4,707,160

Debt					$8,630,553
Financing lease liabilities					328,955
Add: Rent x 6(1)					2,507,184
Adjusted debt					$11,466,692

Adjusted debt to EBITDAR					2.4

(1)	The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the trailing four quarters ended February 15, 2025, and February 10, 2024.

	Trailing Four Quarters Ended
(in thousands)	February 15, 2025	February 10, 2024

Total lease cost, per ASC 842	$614,312	$546,195
Less: Finance lease interest and amortization	(113,698)	(93,591)
Less: Variable operating lease components, related to insurance and common area maintenance	(40,774)	(34,740)
Rent expense	$459,840	$417,864

(2)	Effective tax rate over trailing four quarters ended February 15, 2025, and February 10, 2024, was 20.3% and 20.5%, respectively.
(3)	All averages are computed based on trailing five quarter balances.

Recent Accounting Pronouncements

Refer to “Note A – General” in the Notes to Condensed Consolidated Financial Statements for the discussion of recently issued accounting pronouncements.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

At February 15, 2025, the only material change to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 31, 2024, was the $22.0 million net increase in commercial paper.

The fair value of the Company’s debt was estimated at $9.0 billion as of February 15, 2025, and August 31, 2024, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the carrying value of debt by $92.1 million at February 15, 2025, and greater than the carrying value of debt by $3.5 million at August 31, 2024, and reflects their face amount, adjusted for any unamortized debt issuance costs and discounts. We had $602.0 million and $580.0 million of variable rate debt outstanding at February 15, 2025, and at August 31, 2024, respectively. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have an unfavorable annual impact on our pre-tax earnings and cash flows of $6.0 million in fiscal 2025. The primary interest rate exposure is based on the federal funds rate. We had outstanding fixed rate debt of $8.5 billion, net of unamortized debt issuance costs of $49.9 million at February 15, 2025, and $8.4 billion, net of unamortized debt issuance costs of $55.6 million at August 31, 2024. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by $354.8 million at February 15, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 15, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 15, 2025.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 15, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended February 15, 2025, were as follows:

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

November 24, 2024 to December 21, 2024	49,070	$3,274.40	49,070	$1,498,080,423
December 22, 2024 to January 18, 2025	35,559	3,269.37	35,559	1,381,824,739
January 19, 2025 to February 15, 2025	15,450	3,393.19	15,450	1,329,399,937
Total	100,079	$3,290.95	100,079	$1,329,399,937

For more information on our stock repurchases, see “Note I – Stock Repurchase Program” in the Notes to Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During our fiscal quarter ended February 15, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are being filed herewith:

Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.
3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Eighth Amended and Restated By-Laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 23, 2023.
10.1*	Form of Grant Notice and Award Agreement for Stock Options granted to Officers under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan (Extended Vesting).

15.1*	Letter Regarding Unaudited Interim Financial Statements.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended February 15, 2025, has been formatted in Inline XBRL.

*	Furnished herewith.

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

Dated: March 21, 2025