Form 10-Q
period 2025-05-10
AUTOZONE INC
filed 2025-06-13
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 10, 2025 or

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

Common Stock, $.01 Par Value – 16,728,714 shares outstanding as of June 6, 2025.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 10,	August 31,
(in thousands)	2025	2024

Assets
Current assets:
Cash and cash equivalents	$268,625	$298,172
Accounts receivable	588,514	545,575
Merchandise inventories	6,822,881	6,155,218
Other current assets	305,691	307,794
Total current assets	7,985,711	7,306,759

Property and equipment:
Property and equipment	12,128,141	11,305,125
Less: Accumulated depreciation and amortization	(5,400,923)	(5,121,586)
	6,727,218	6,183,539

Operating lease right-of-use assets	3,145,590	3,057,780
Goodwill	302,645	302,645
Deferred income taxes	100,910	83,689
Other long-term assets	359,909	242,126
Total long-term assets	3,909,054	3,686,240
Total assets	$18,621,983	$17,176,538

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,887,417	$7,355,701
Current portion of operating lease liabilities	314,919	266,855
Accrued expenses and other	1,095,921	1,060,746
Income taxes payable	167,278	30,941
Total current liabilities	9,465,535	8,714,243

Long-term debt	8,853,110	9,024,381
Operating lease liabilities, less current portion	3,020,664	2,960,174
Deferred income taxes	412,429	447,067
Other long-term liabilities	844,650	780,287

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 16,869 shares issued and 16,724 shares outstanding as of May 10, 2025; 17,451 shares issued and 16,926 shares outstanding as of August 31, 2024	169	175
Additional paid-in capital	1,745,937	1,621,553
Retained deficit	(4,812,803)	(4,424,982)
Accumulated other comprehensive loss	(357,051)	(361,618)
Treasury stock, at cost	(550,657)	(1,584,742)
Total stockholders’ deficit	(3,974,405)	(4,749,614)
Total liabilities and stockholders' deficit	$18,621,983	$17,176,538

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 10,	May 4,	May 10,	May 4,
(in thousands, except per share data)	2025	2024	2025	2024

Net sales	$4,464,339	$4,235,485	$12,695,991	$12,284,888
Cost of sales, including warehouse and delivery expenses	2,110,816	1,969,963	5,946,010	5,725,698
Gross profit	2,353,523	2,265,522	6,749,981	6,559,190
Operating, selling, general and administrative expenses	1,487,349	1,365,341	4,335,891	4,067,163
Operating profit	866,174	900,181	2,414,090	2,492,027
Interest expense, net	111,285	104,422	327,736	298,426
Income before income taxes	754,889	795,759	2,086,354	2,193,601
Income tax expense	146,449	144,033	425,057	433,382
Net income	$608,440	$651,726	$1,661,297	$1,760,219

Weighted average shares for basic earnings per share	16,746	17,273	16,815	17,434
Effect of dilutive stock equivalents	461	488	459	507
Weighted average shares for diluted earnings per share	17,207	17,761	17,274	17,941

Basic earnings per share	$36.33	$37.73	$98.80	$100.96
Diluted earnings per share	$35.36	$36.69	$96.17	$98.11

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 10,	May 4,	May 10,	May 4,
(in thousands)	2025	2024	2025	2024

Net income	$608,440	$651,726	$1,661,297	$1,760,219
Other comprehensive income (loss):
Foreign currency translation adjustments	49,636	1,630	3,744	(14,252)
Unrealized gains (losses) on marketable debt securities, net of taxes	498	(34)	(389)	978
Net derivative activities, net of taxes	404	404	1,212	1,211
Total other comprehensive income (loss)	50,538	2,000	4,567	(12,063)
Comprehensive income	$658,978	$653,726	$1,665,864	$1,748,156

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Six Weeks Ended
	May 10,	May 4,
(in thousands)	2025	2024

Cash flows from operating activities:
Net income	$1,661,297	$1,760,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	415,787	374,416
Other non-cash income	(16,000)	(40,000)
Amortization of debt origination fees	9,083	8,155
Deferred income taxes	(59,320)	9,016
Share-based compensation expense	85,584	71,314
Changes in operating assets and liabilities:
Accounts receivable	(41,820)	(66,550)
Merchandise inventories	(642,317)	(353,813)
Accounts payable and accrued expenses	603,613	126,488
Income taxes	135,953	69,746
Other, net	12,722	(25,125)
Net cash provided by operating activities	2,164,582	1,933,866

Cash flows from investing activities:
Capital expenditures	(885,623)	(725,910)
Purchase of marketable debt securities	(54,250)	(17,551)
Proceeds from sale of marketable debt securities	54,827	21,245
Investment in tax credit equity investments	(50,424)	(193,327)
Other, net	18,209	(715)
Net cash used in investing activities	(917,261)	(916,258)

Cash flows from financing activities:
Net proceeds from commercial paper	225,500	631,300
Proceeds from issuance of debt	500,000	1,000,000
Repayment of debt	(900,000)	(300,000)
Net proceeds from sale of common stock	111,008	154,367
Purchase of treasury stock	(1,135,260)	(2,437,176)
Repayment of principal portion of finance lease liabilities	(74,096)	(62,455)
Other, net	(4,927)	(5,001)
Net cash used in financing activities	(1,277,775)	(1,018,965)

Effect of exchange rate changes on cash	907	(339)

Net decrease in cash and cash equivalents	(29,547)	(1,696)
Cash and cash equivalents at beginning of period	298,172	277,054
Cash and cash equivalents at end of period	$268,625	$275,358

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Twelve Weeks Ended May 10, 2025
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at February 15, 2025	16,822	$168	$1,671,200	$(5,421,243)	$(407,589)	$(300,309)	$(4,457,773)
Net income	—	—	—	608,440	—	—	608,440
Total other comprehensive income	—	—	—	—	50,538	—	50,538
Purchase of 70 shares of treasury stock	—	—	—	—	—	(250,348)	(250,348)
Issuance of common stock under stock options and stock purchase plans	47	1	46,706	—	—	—	46,707
Share-based compensation expense	—	—	28,031	—	—	—	28,031
Balance at May 10, 2025	16,869	$169	$1,745,937	$(4,812,803)	$(357,051)	$(550,657)	$(3,974,405)

	Twelve Weeks Ended May 4, 2024
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at February 10, 2024	17,351	$174	$1,485,789	$(5,978,916)	$(204,899)	$(139,469)	$(4,837,321)
Net income	—	—	—	651,726	—	—	651,726
Total other comprehensive income	—	—	—	—	2,000	—	2,000
Purchase of 242 shares of treasury stock	—	—	—	—	—	(734,713)	(734,713)
Issuance of common stock under stock options and stock purchase plans	74	—	56,028	—	—	—	56,028
Share-based compensation expense	—	—	24,043	—	—	—	24,043
Balance at May 4, 2024	17,425	$174	$1,565,860	$(5,327,190)	$(202,899)	$(874,182)	$(4,838,237)

	Thirty-Six Weeks Ended May 10, 2025
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 31, 2024	17,451	$175	$1,621,553	$(4,424,982)	$(361,618)	$(1,584,742)	$(4,749,614)
Net income	—	—	—	1,661,297	—	—	1,661,297
Total other comprehensive income	—	—	—	—	4,567	—	4,567
Retirement of treasury shares	(710)	(7)	(69,877)	(2,049,118)	—	2,119,002	—
Purchase of 330 shares of treasury stock	—	—	—	—	—	(1,084,917)	(1,084,917)
Issuance of common stock under stock options and stock purchase plans	128	1	111,007	—	—	—	111,008
Share-based compensation expense	—	—	83,254	—	—	—	83,254
Balance at May 10, 2025	16,869	$169	$1,745,937	$(4,812,803)	$(357,051)	$(550,657)	$(3,974,405)

	Thirty-Six Weeks Ended May 4, 2024
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 26, 2023	18,936	$189	$1,484,992	$(2,959,278)	$(190,836)	$(2,684,961)	$(4,349,894)
Net income	—	—	—	1,760,219	—	—	1,760,219
Total other comprehensive loss	—	—	—	—	(12,063)	—	(12,063)
Retirement of treasury shares	(1,703)	(17)	(142,391)	(4,128,131)	—	4,270,539	—
Purchase of 905 shares of treasury stock	—	—	—	—	—	(2,459,760)	(2,459,760)
Issuance of common stock under stock options and stock purchase plans	192	2	154,365	—	—	—	154,367
Share-based compensation expense	—	—	68,894	—	—	—	68,894
Balance at May 4, 2024	17,425	$174	$1,565,860	$(5,327,190)	$(202,899)	$(874,182)	$(4,838,237)

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

Operating results for the twelve and thirty-six weeks ended May 10, 2025, are not necessarily indicative of the results that may be expected for the full fiscal year ending August 30, 2025. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter of fiscal 2025 has 16 weeks, and the fourth quarter of fiscal 2024 had 17 weeks.

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

Note B – Merchandise Inventories

Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or market value for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. The Company’s policy is not to write up inventory in excess of replacement cost. Due to price changes on the Company’s merchandise purchases, primarily driven by fluctuating freight costs, the Company’s LIFO credit reserve balance decreased to $3.0 million at May 10, 2025, from $19.0 million at August 31, 2024. Increases to the Company’s LIFO credit reserve balance are recorded as a non-cash charge to cost of sales and decreases are recorded as a non-cash benefit to cost of sales.

Note C – Variable Interest Entities

The Company invests in certain tax credit funds that promote renewable energy and generate a return primarily through the realization of federal tax credits. The Company considers its investments in these tax credit funds as investments in variable interest entities (“VIEs”). The Company evaluates the investment in any VIE to determine whether it is the primary beneficiary. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. As of May 10, 2025, the Company held tax credit equity investments that were deemed to be VIEs and determined that it was not the primary beneficiary of the entities, as it did not have the power to direct the activities that most significantly impacted the entities and accounted for these investments using the equity method. The Company’s maximum exposure to losses is generally limited to its net investment, which was $104.3 million and $53.9 million as of May 10, 2025, and August 31, 2024, respectively, and was included in Other long-term assets in the Condensed Consolidated Balance Sheets.

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	May 10, 2025
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$9,909	$9,084	$—	$18,993
Other long-term assets	50,646	51,465	—	102,111
	$60,555	$60,549	$—	$121,104

	August 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$26,697	$11,734	$—	$38,431
Other long-term assets	27,031	56,696	—	83,727
	$53,728	$68,430	$—	$122,158

At May 10, 2025, and August 31, 2024, the fair value measurement amounts for assets and liabilities recorded in the accompanying Condensed Consolidated Balance Sheets consisted of short-term marketable debt securities of $19.0 million and $38.4 million, respectively, which are included in Other current assets, and long-term marketable debt securities of $102.1 million and $83.7 million, respectively, which are included in Other long-term assets. The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. The fair values of the marketable debt securities, by asset class, are described in “Note E – Marketable Debt Securities.”

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

The Company’s available-for-sale marketable debt securities consisted of the following:

	May 10, 2025
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$26,081	$92	$(195)	$25,978
Government bonds	58,790	501	(423)	58,868
Mortgage-backed securities	22,432	108	(215)	22,325
Asset-backed securities and other	13,912	40	(19)	13,933
	$121,215	$741	$(852)	$121,104

	August 31, 2024
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$32,355	$183	$(78)	$32,460
Government bonds	50,251	483	(493)	50,241
Mortgage-backed securities	22,859	326	(95)	23,090
Asset-backed securities and other	16,327	66	(26)	16,367
	$121,792	$1,058	$(692)	$122,158

The contractual maturities of the Company’s available for sale marketable debt securities are as follows:

	May 10, 2025
	Amortized	Fair
(in thousands)	Cost Basis	Value

Due within one year	$20,607	$18,993
Due after one year through five years	45,465	47,256
Due after five years through ten years	38,753	38,629
Due after ten years	16,390	16,226
	$121,215	$121,104

The Company held 65 securities that were in an unrealized loss position of approximately $0.9 million at May 10, 2025, and 45 securities in an unrealized loss position of approximately $0.7 million at August 31, 2024. In evaluating whether a credit loss exists for the securities, the Company considers factors such as the severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value. An allowance for credit losses was deemed unnecessary given consideration of the factors above. The Company did not realize any material gains or losses on its marketable debt securities during the thirty-six week period ended May 10, 2025, and the comparable prior year period.

Included above in total available-for-sale marketable debt securities are $114.5 million and $111.5 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses as of May 10, 2025, and August 31, 2024, respectively.

Note F – Supplier Financing Programs

The Company has arrangements with third-party financial institutions to confirm invoice balances owed by the Company to certain suppliers and pay the financial institutions the confirmed amounts on the invoice due dates. These arrangements allow the Company’s inventory suppliers, at their sole discretion, to enter into agreements directly with these financial institutions to finance the Company’s obligations to the suppliers at terms negotiated between the suppliers and the financial institutions. Supplier participation is optional and our obligations to our suppliers, including the amount and dates due, are not impacted by our suppliers’ decision to enter into an agreement with a third-party financial institution. As of May 10, 2025, and August 31, 2024, the Company had supplier obligations outstanding that had been confirmed under these arrangements of $5.2 billion and $4.9 billion respectively, which are included in Accounts payable and $288.1 million and $226.7 million, respectively, which are included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

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

Note H – Financing

The Company’s debt consisted of the following:

	May 10,	August 31,
(in thousands)	2025	2024

3.250% Senior Notes due April 2025, effective interest rate 3.36%	$—	$400,000
3.625% Senior Notes due April 2025, effective interest rate 3.78%	—	500,000
3.125% Senior Notes due April 2026, effective interest rate 3.28%	400,000	400,000
5.050% Senior Notes due July 2026, effective interest rate 5.09%	450,000	450,000
3.750% Senior Notes due June 2027, effective interest rate 3.83%	600,000	600,000
4.500% Senior Notes due February 2028, effective interest rate 4.43%	450,000	450,000
6.250% Senior Notes due November 2028, effective interest rate 6.46%	500,000	500,000
3.750% Senior Notes due April 2029, effective interest rate 3.86%	450,000	450,000
5.100% Senior Notes due July 2029, effective interest rate 5.30%	600,000	600,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	750,000
5.125% Senior Notes due June 2030, effective interest rate 5.14%	500,000	—
1.650% Senior Notes due January 2031, effective interest rate 2.19%	600,000	600,000
4.750% Senior Notes due August 2032, effective interest rate 4.76%	750,000	750,000
4.750% Senior Notes due February 2033, effective interest rate 4.70%	550,000	550,000
5.200% Senior Notes due August 2033, effective interest rate 5.22%	300,000	300,000
6.550% Senior Notes due November 2033, effective interest rate 6.71%	500,000	500,000
5.400% Senior Notes due July 2034, effective interest rate 5.54%	700,000	700,000
Commercial paper, weighted average interest rate 4.56% at May 10, 2025 and 5.40% at August 31, 2024	805,500	580,000
Total debt before discounts and debt issuance costs	8,905,500	9,080,000
Less: Discounts and debt issuance costs	52,390	55,619
Long-term debt	$8,853,110	$9,024,381

The Company has entered into a revolving credit facility (as amended from time to time, the “Revolving Credit Agreement”) with a borrowing capacity of $2.25 billion. The maximum borrowing under the Revolving Credit Agreement may, at the Company’s option, subject to lenders’ approval, be increased from $2.25 billion to $3.25 billion. On November 15, 2024, the Company amended the Revolving Credit Agreement to extend the termination date by one year. As amended, the Revolving Credit Agreement will terminate, and all amounts borrowed will be due and payable on November 15, 2028. Revolving borrowings under the Revolving Credit Agreement may be base rate loans, Term Secured Overnight Financing Rate (“SOFR”) loans, or a combination of both, at AutoZone’s election. The Revolving Credit Agreement includes (i) a $75 million sublimit for swingline loans, (ii) a $50 million individual issuer letter of credit sublimit and (iii) a $250 million aggregate sublimit for all letters of credit.

Covenants under the Company’s Revolving Credit Agreement include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances.

As of May 10, 2025, and August 31, 2024, the Company had no outstanding borrowings and $1.7 million and $1.8 million, respectively, of outstanding letters of credit under the Revolving Credit Agreement.

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

In addition to the outstanding letters of credit issued under the Revolving Credit Agreement discussed above, the Company had $150.5 million and $141.6 million in letters of credit outstanding as of May 10, 2025, and August 31, 2024, respectively. These letters of credit have various maturity dates and were issued on an uncommitted basis. Additionally, the Company’s total surety bonds commitment was $97.7 million at May 10, 2025, compared with $48.9 million at August 31, 2024. Since its fiscal year end, the Company has canceled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to its casualty insurance carriers.

As of May 10, 2025, the $805.5 million commercial paper borrowings and the $400 million 3.125% Senior Notes due April 2026 were classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets as the Company currently has the ability and intent to refinance them on a long-term basis through available capacity under its Revolving Credit Agreement. As of May 10, 2025, the Company had $2.2 billion of availability under its Revolving Credit Agreement, which would allow it to replace these short-term obligations with a long-term financing facility.

On April 15, 2025, the Company repaid its outstanding $400 million 3.250% Senior Notes due April 2025 and its $500 million 3.625% Senior Notes due April 2025.

On April 14, 2025, the Company issued $500 million 5.125% Senior Notes due June 2030. Proceeds from the debt issuance were used for general corporate purposes.

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

The fair value of the Company’s debt was estimated at $8.8 billion and $9.0 billion as of May 10, 2025, and August 31, 2024, respectively, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the carrying value of debt by $57.9 million and greater than the carrying value of debt by $3.5 million at May 10, 2025, and August 31, 2024, respectively, which reflects the face amount, adjusted for any unamortized debt issuance costs and discounts.

As of May 10, 2025, the Company was in compliance with all covenants and expects to remain in compliance with all covenants under its borrowing arrangements.

Note I – Stock Repurchase Program

From January 1, 1998, to May 10, 2025, the Company has repurchased a total of 155.5 million shares of its common stock at an aggregate cost of $38.1 billion, including 330.3 thousand shares of its common stock at an aggregate cost of $1.1 billion during the thirty-six week period ended May 10, 2025.

On June 19, 2024, the Board voted to authorize the repurchase of an additional $1.5 billion of the Company’s common stock in connection with its ongoing share repurchase program, which raised the total value of shares authorized to be repurchased to $39.2 billion. Considering the cumulative repurchases as of May 10, 2025, the Company had $1.1 billion remaining under the Board’s authorization to repurchase its common stock.

During the thirty-six week period ended May 10, 2025, the Company retired 0.7 million shares of treasury stock which had been previously repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $2.0 billion and decreased Additional paid-in capital by $69.9 million. During the comparable prior year period, the Company retired 1.7 million shares of treasury stock, which increased Retained deficit by $4.1 billion and decreased Additional paid-in capital by $142.4 million.

Subsequent to May 10, 2025, and through June 6, 2025, the Company has repurchased 2.7 thousand shares of its common stock at an aggregate cost of $10.0 million.

Note J – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, net unrealized gains (losses) on marketable debt securities, and net derivative activities.

Changes in Accumulated other comprehensive loss for the twelve week periods ended May 10, 2025, and May 4, 2024, consisted of the following:

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at February 15, 2025	$(397,164)	$(587)	$(9,838)	$(407,589)
Other comprehensive income before reclassifications(2)	49,636	511	—	50,147
Amounts reclassified from Accumulated other comprehensive loss(2)	—	(13)	404	391
Balance at May 10, 2025	$(347,528)	$(89)	$(9,434)	$(357,051)

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at February 10, 2024	$(192,439)	$(839)	$(11,621)	$(204,899)
Other comprehensive income (loss) before reclassifications(2)	1,630	(34)	—	1,596
Amounts reclassified from Accumulated other comprehensive loss(2)	—	—	404	404
Balance at May 4, 2024	$(190,809)	$(873)	$(11,217)	$(202,899)

Changes in Accumulated other comprehensive loss for the thirty-six week periods ended May 10, 2025, and May 4, 2024, consisted of the following:

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at August 31, 2024	$(351,272)	$300	$(10,646)	$(361,618)
Other comprehensive income (loss) before reclassifications(2)	3,744	(359)	—	3,385
Amounts reclassified from Accumulated other comprehensive loss(2)	—	(30)	1,212	1,182
Balance at May 10, 2025	$(347,528)	$(89)	$(9,434)	$(357,051)

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at August 26, 2023	$(176,557)	$(1,851)	$(12,428)	$(190,836)
Other comprehensive (loss) income before reclassifications(2)	(14,252)	978	—	(13,274)
Amounts reclassified from Accumulated other comprehensive loss(2)	—	—	1,211	1,211
Balance at May 4, 2024	$(190,809)	$(873)	$(11,217)	$(202,899)
(1)	Foreign currency is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries’ earnings. Other foreign currency is not shown net of additional U.S. tax as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.
(2)	Amounts shown are net of taxes/tax benefits.

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

The Company made stock option grants for 122,802 shares during the thirty-six week period ended May 10, 2025, and 134,821 shares during the comparable prior year period.

The weighted average fair value of the stock option awards granted during the thirty-six week periods ended May 10, 2025, and May 4, 2024, using the Black-Scholes-Merton multiple-option pricing valuation model, was $1,026.36 and $915.03 per share, respectively, using the following weighted average key assumptions:

	Thirty-Six Weeks Ended
	May 10,	May 4,
	2025	2024

Expected price volatility	26%	29%
Risk-free interest rate	4.0%	4.8%
Weighted average expected lives (in years)	5.5	5.4
Forfeiture rate	7%	7%
Dividend yield	0%	0%

During the thirty-six week period ended May 10, 2025, and the comparable prior year period, 117,698 and 185,304 stock options, respectively, were exercised at a weighted average exercise price of $906.53 and $801.74, respectively.

As of May 10, 2025, total unrecognized share-based expense related to stock options, net of estimated forfeitures, was approximately $146.9 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.9 years.

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

The Company made grants of 2,743 and 3,173 restricted stock unit awards at weighted average grant date fair values of $3,155.36 and $2,560.56, respectively, during the thirty-six week periods ended May 10, 2025, and May 4, 2024.

During the thirty-six week period ended May 10, 2025, and the comparable prior year period, 3,218 and 4,741 restricted stock unit awards, respectively, were vested at a weighted average grant date fair value of $2,041.04 and $1,617.00, respectively.

As of May 10, 2025, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $8.9 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.7 years.

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) for the twelve and thirty-six week periods ended May 10, 2025, was $29.0 million and $85.6 million, respectively. For the comparable prior year periods, total share-based compensation expense was $25.4 million and $71.3 million, respectively.

For the twelve and thirty-six week periods ended May 10, 2025, 125,197 and 114,925, respectively, stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year periods, 131,280 and 115,997 anti-dilutive stock options were excluded from the dilutive earnings per share computation.

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

Note L – Cloud Computing Arrangements

The Company capitalizes implementation costs associated with its cloud computing arrangements when incurred, consistent with the treatment of costs capitalized for internal use software. These costs begin amortization once the related software is placed in service and will be amortized over the remaining non-cancellable term of the hosting agreement, plus any renewal periods that are reasonably certain to be exercised, and are recorded within Operating, selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Income, the same line item as the related hosting fees. No amortization expenses have been recorded in the twelve and thirty-six weeks ended May 10, 2025, or the comparable prior year periods. Capitalized cloud-based enterprise resource planning (ERP) software implementation costs were $17.1 million at May 10, 2025, which were recorded within Other long-term assets on the Company's Condensed Consolidated Balance Sheets. No cloud-based software implementation costs were recorded at August 31, 2024. Cloud computing arrangement implementation costs are classified within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Note M – Segment Reporting

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

The Auto Parts Stores segment is a retailer and distributor of automotive parts and accessories through the Company’s 7,516 stores in the U.S., Mexico and Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products.

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

The Company evaluates its reportable segment primarily on the basis of net sales and segment profit, which is defined as gross profit. Segment results for the periods presented were as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 10,	May 4,	May 10,	May 4,
(in thousands)	2025	2024	2025	2024

Net Sales
Auto Parts Stores	$4,378,327	$4,156,411	$12,452,425	$12,058,444
Other	86,012	79,074	243,566	226,444
Total	$4,464,339	$4,235,485	$12,695,991	$12,284,888

Segment Profit
Auto Parts Stores	$2,303,506	$2,218,950	$6,606,161	$6,424,651
Other	50,017	46,572	143,820	134,539
Gross profit	2,353,523	2,265,522	6,749,981	6,559,190
Operating, selling, general and administrative expenses	(1,487,349)	(1,365,341)	(4,335,891)	(4,067,163)
Interest expense, net	(111,285)	(104,422)	(327,736)	(298,426)
Income before income taxes	$754,889	$795,759	$2,086,354	$2,193,601

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

AutoZone, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. (the Company) as of May 10, 2025, the related condensed consolidated statements of income, comprehensive income and stockholders’ deficit for the twelve and thirty-six week periods ended May 10, 2025, and May 4, 2024, the condensed consolidated statements of cash flows for the thirty-six week periods ended May 10, 2025, and May 4, 2024, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

June 13, 2025

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

Overview

We are the leading retailer and distributor of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at May 10, 2025, operated 6,537 stores in the U.S., 838 stores in Mexico and 141 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At May 10, 2025, in 6,011 of our domestic stores as well as the vast majority of our stores in Mexico and Brazil, we had a commercial sales program that provides prompt delivery of parts and other products and commercial credit to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts. We also sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. Additionally, we sell the ALLDATA brand automotive diagnostic, repair, collision and shop management software through www.alldata.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services. Our websites and the information contained therein or linked thereto are not intended to be incorporated into this report.

Operating results for the twelve and thirty-six weeks ended May 10, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2025. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarter of fiscal 2025 has 16 weeks, and the fourth quarter of fiscal 2024 had 17 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September, and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales increased to $4.5 billion, a 5.4% increase over the comparable prior year quarter. Operating profit decreased 3.8% to $866.2 million, net income decreased 6.6% to $608.4 million and diluted earnings per share decreased 3.6% to $35.36 for the quarter. The third quarter was negatively impacted by unfavorable foreign currency exchange rates which had an overall impact to net sales of $89.3 million. Operating profit comparison was negatively impacted $27.1 million due to unfavorable foreign currency exchange rates and $8.0 million net due to an unfavorable non-cash LIFO impact.

During the third quarter of fiscal 2025, failure and maintenance related categories represented the largest portion of our sales mix at approximately 86% of total sales, whereas they represented approximately 85% of total sales in the comparable prior year period. Failure related categories continue to be the largest portion of our sales mix. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by weather over a short-term period. Over the long-term, we believe the impact of weather on our sales mix is not significant.

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

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. For the twelve-month period ended March 2025, miles driven in the U.S. increased 1.0% compared to the same period in the prior year, based on the latest information available from the U.S. Department of Transportation. According to S&P Global Mobility, as of 2025 the average age of light vehicles on the road in the U.S. was 12.8 years.

Twelve Weeks Ended May 10, 2025

Compared with Twelve Weeks Ended May 4, 2024

Net sales for the twelve weeks ended May 10, 2025, increased $228.9 million to $4.5 billion, or 5.4% over net sales of $4.2 billion for the comparable prior year period. This growth was driven by an increase in total company same store sales of 5.4% on a constant currency basis and net sales of $97.2 million from new domestic and international stores, partially offset by a $89.3 million impact from unfavorable foreign currency exchange rates. Domestic commercial sales increased $123.2 million to $1.3 billion, or 10.7% over the comparable prior year.

Same store sales, or sales for our domestic and international stores open at least one year, are as follows:

	Twelve Weeks Ended
			Constant Currency (1)
	May 10, 2025	May 4, 2024	May 10, 2025	May 4, 2024
Domestic	5.0%	0.0%	5.0%	0.0%
International	(9.2%)	18.1%	8.1%	9.3%
Total Company	3.2%	1.9%	5.4%	0.9%
(1)	Constant currency same store sales exclude impacts from fluctuations of foreign currency exchange rates by converting both the current year and prior year international results at the prior year foreign currency exchange rate.

Gross profit for the twelve weeks ended May 10, 2025, was $2.4 billion, compared with $2.3 billion during the comparable prior year period. Gross profit, as a percentage of sales, was 52.7% for the twelve weeks ended May 10, 2025, compared to 53.5% for the comparable prior year period. The decrease in gross margin was negatively impacted by higher inventory shrink, higher commercial mix, new distribution center startup costs and an unfavorable 21-basis point ($8 million net) non-cash LIFO impact.

Operating, selling, general and administrative expenses for the twelve weeks ended May 10, 2025, were $1.5 billion compared with $1.4 billion during the comparable prior year period. As a percentage of sales, these expenses were 33.3% compared with 32.2% during the comparable prior year period. The increase was primarily driven by an increase in our self-insurance expense and investments to support our growth initiatives.

Net interest expense was $111.3 million and $104.4 million for the twelve weeks ended May 10, 2025, and May 4, 2024, respectively. Average borrowings were $9.2 billion and $8.8 billion, and weighted average borrowing rates were 4.48% and 4.43% for the twelve weeks ended May 10, 2025, and May 4, 2024, respectively.

Our effective income tax rate was 19.4% and 18.1% of pretax income for the twelve weeks ended May 10, 2025, and May 4, 2024, respectively. The benefit from stock options exercised was $22.7 million and $38.1 million for the twelve weeks ended May 10, 2025 and the comparable prior year period, respectively.

Net income for the twelve weeks ended May 10, 2025, decreased by $43.3 million from the comparable prior year period to $608.4 million due to the factors set forth above, and diluted earnings per share decreased by 3.6% to $35.36 from $36.69. The impact on current quarter diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.26 per share.

Thirty-six Weeks Ended May 10, 2025

Compared with Thirty-six Weeks Ended May 4, 2024

Net sales for the thirty-six weeks ended May 10, 2025, increased $411.1 million to $12.7 billion, or 3.3% over net sales of $12.3 billion for the comparable prior year period. This growth was driven by an increase in total company same store sales of 3.4% on a constant currency basis and net sales of $233.5 million from new domestic and international stores, partially offset by a $238.4 million impact from unfavorable foreign currency exchange rates. Domestic commercial sales increased $230.2 million to $3.5 billion, or 7.1% over the comparable prior year period.

Same store sales, or sales for our domestic and international stores open at least one year, are as follows:

	Thirty-Six Weeks Ended
			Constant Currency (1)
	May 10, 2025	May 4, 2024	May 10, 2025	May 4, 2024
Domestic	2.4%	0.5%	2.4%	0.5%
International	(5.7%)	22.2%	10.4%	10.2%
Total Company	1.4%	2.7%	3.4%	1.5%
(1)	Constant currency same store sales exclude impacts from fluctuations of foreign currency exchange rates by converting both the current year and prior year international results at the prior year foreign currency exchange rate.

Gross profit for the thirty-six weeks ended May 10, 2025, was $6.7 billion, compared with $6.6 billion during the comparable prior year period. Gross profit, as a percentage of sales, was 53.2% compared to 53.4% during the comparable prior year period. The decrease in gross margin was negatively impacted by higher supply chain costs, higher inventory shrink, and an unfavorable 20 basis point ($24.0 million net) non-cash LIFO impact, partially offset by higher merchandise margins.

Operating, selling, general and administrative expenses for the thirty-six weeks ended May 10, 2025, were $4.3 billion compared with $4.1 billion during the comparable prior year period. As a percentage of sales, these expenses were 34.2% compared with 33.1% during the comparable prior year period. The increase was primarily driven by an increase in our self-insurance expense and investments to support our growth initiatives.

Net interest expense was $327.7 million and $298.4 million for the thirty-six weeks ended May 10, 2025, and May 4, 2024, respectively. Average borrowings were $9.1 billion and $8.5 billion, and weighted average borrowing rates were 4.45% and 4.35% for the thirty-six week periods ended May 10, 2025, and May 4, 2024, respectively.

Our effective income tax rate was 20.4% and 19.8% of pretax income for the thirty-six weeks ended May 10, 2025, and May 4, 2024, respectively. The tax rate was impacted by an $18.4 million favorable valuation allowance adjustment related to our international business. The benefit from stock options exercised for the thirty-six week period ended May 10, 2025, was $42.3 million compared to $72.3 million in the comparable prior year period.

Net income for the thirty-six weeks ended May 10, 2025, decreased by $98.9 million from the comparable prior year period to $1.7 billion due to the factors set forth above, and diluted earnings per share decreased by 2.0% to $96.17 from $98.11. The impact on current year to date diluted earnings per share from stock repurchases since the end of the comparable prior year period was an increase of $0.38.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. We believe that our cash generated from operating activities and available credit, supplemented with our long-term borrowings, will provide ample liquidity to fund our operations while allowing us to make strategic investments to support growth initiatives and return excess cash to shareholders in the form of share repurchases. As of May 10, 2025, we held $268.6 million of cash and cash equivalents, as well as $2.2 billion in undrawn capacity on our Revolving Credit Agreement. We believe our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, repay our debt as it becomes due and fund our share repurchases over the short-term and long-term. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary. However, decreased demand for our products or changes in customer buying patterns would negatively impact our ability to generate cash from operating activities. Decreased demand or changes in buying patterns could also impact our ability to meet the debt covenants of our credit agreements and, therefore, negatively impact the funds available under our Revolving Credit Agreement. In the event our liquidity is insufficient, we may be required to limit our spending. All of our material borrowing arrangements are described in greater detail in “Note H – Financing” in the Notes to Condensed Consolidated Financial Statements. Except for the issuance of $500 million 5.125% Senior Notes due June 2030, repayments of the $400 million 3.250% Senior Notes due April 2025 and the $500 million 3.625% Senior Notes due April 2025, and the $225.5 million increase in commercial paper, there have been no material changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 31, 2024.

For the thirty-six week periods ended May 10, 2025, and May 4, 2024, our net cash flows from operating activities provided $2.2 billion and $1.9 billion, respectively. Cash flows from operations increased over last year primarily due to favorable changes in accounts payable and accrued expenses.

Our net cash flows used in investing activities for the thirty-six weeks ended May 10, 2025, were $917.3 million as compared with $916.3 million in the comparable prior year period. Capital expenditures for the thirty-six weeks ended May 10, 2025, were $885.6 million compared to $725.9 million in the comparable prior year period. The increase in capital expenditures was primarily driven by our growth initiatives, including new stores and hub and mega hub store expansion projects. During the thirty-six week periods ended May 10, 2025, and May 4, 2024, we opened 163 and 96 net new stores, respectively. Investing cash flows were impacted by our wholly-owned captive, which purchased $54.3 million and $17.6 million, and sold $54.8 million and $21.2 million in marketable debt securities during the thirty-six weeks ended May 10, 2025, and the comparable prior year period, respectively. Our investment in tax credit equity investments was $50.4 million and $193.3 million during the thirty-six weeks ended May 10, 2025, and the comparable prior year period, respectively.

Our net cash flows used in financing activities for the thirty-six weeks ended May 10, 2025, were $1.3 billion compared to $1.0 billion in the comparable prior year period. During the thirty-six weeks ended May 10, 2025, we had $500 million in debt issuances compared to $1.0 billion in debt issuances in the comparable prior year period, and $900 million in debt repayments compared to $300 million in debt repayments in the comparable prior year period. Stock repurchases were $1.1 billion in the current thirty-six week period versus $2.4 billion in the comparable prior year period. The treasury stock repurchases were primarily funded by cash flows from operations. For the thirty-six week periods ended May 10, 2025, and May 4, 2024, we had $225.5 million and $631.3 million in net proceeds from commercial paper, respectively. Proceeds from the issuance of common stock from exercises of stock options for the thirty-six weeks ended May 10, 2025, and May 4, 2024, provided $111.0 million and $154.4 million, respectively.

During fiscal 2025, we expect to increase the investment in our business as compared to fiscal 2024. Our investments are expected to be directed primarily to our growth initiatives, which include new stores and hub and mega hub store expansion projects. The amount of investments in our new stores is impacted by different factors, including whether the building and land are purchased (requiring higher investment) or leased (generally lower investment) and whether such buildings are located in the U.S., Mexico or Brazil, or located in urban or rural areas.

In addition to the building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our suppliers’ ability to factor their receivables from us. The Company has arrangements with third-party financial institutions to confirm invoice balances owed by the Company to certain suppliers and pay the financial institutions the confirmed amounts on the invoice due dates. These arrangements allow the Company’s inventory suppliers, at their sole discretion, to enter into agreements with these financial institutions to finance the Company’s obligations to the suppliers at terms negotiated between the suppliers and the financial institutions. Supplier participation is optional and our obligations to our suppliers, including the amount and dates due, are not impacted by our suppliers’ decision to enter into an agreement with a third-party financial institution. A downgrade in our credit or changes in the financial markets could limit the financial institutions’ and our suppliers’ willingness to participate in these arrangements; however, we do not believe such risk would have a material impact on our working capital or cash flows. We plan to continue negotiating extended terms with our suppliers, benefitting our working capital and resulting in a high accounts payable to inventory ratio. We had an accounts payable to inventory ratio of 115.6% at May 10, 2025, and 119.7% at May 4, 2024.

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

For the trailing four quarters ended May 10, 2025, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP measure, was 43.5% as compared to 51.4% for the comparable prior year period. Adjusted ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio, which is a non-GAAP measure, was 2.5:1 as of May 10, 2025 and May 4, 2024. We calculate adjusted debt as the sum of total debt, financing lease liabilities and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent, and share-based compensation expense to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. To the extent EBITDAR increases, we expect our debt levels to increase; conversely, if EBITDAR decreases, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Debt Facilities

On November 15, 2024, we amended the Revolving Credit Agreement, extending the termination date by one year. As amended, the Revolving Credit Agreement will terminate, and all amounts borrowed will be due and payable, on November 15, 2028.

The Senior Notes contain a provision that repayment may be accelerated if we experience both a change of control and a rating event (both as defined in the agreements). Our borrowings under our Senior Notes contain minimal covenants, primarily restrictions on liens. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the scheduled payment date if covenants are breached or an event of default occurs. As of May 10, 2025, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

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

We have included reconciliations of this information to the most comparable GAAP measures in the following reconciliation tables.

Reconciliation of Non-GAAP Financial Measure: Adjusted After-Tax ROIC

The following tables calculate the percentages of adjusted ROIC for the trailing four quarters ended May 10, 2025, and May 4, 2024.

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Seventeen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 31,	May 4,	August 31,	May 10,	May 10,
(in thousands, except percentage)	2024	2024	2024	2025	2025

Net income	$2,662,427	$1,760,219	$902,208	$1,661,297	$2,563,505
Adjustments:
Interest expense	451,578	298,426	153,152	327,736	480,888
Rent expense(1)	447,693	300,460	147,233	318,106	465,339
Tax effect(2)	(185,250)	(123,371)	(61,879)	(133,043)	(194,922)
Adjusted after-tax return	$3,376,448	$2,235,734	$1,140,714	$2,174,096	$3,314,810

Average debt(3)					$8,987,683
Average stockholders’ deficit(3)					(4,538,590)
Add: Rent x 6(1)					2,792,034
Average finance lease liabilities(3)					385,328
Invested capital					$7,626,455

Adjusted after-tax ROIC					43.5%

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 26,	May 6,	August 26,	May 4,	May 4,
(in thousands, except percentage)	2023	2023	2023	2024	2024

Net income	$2,528,426	$1,663,585	$864,841	$1,760,219	$2,625,060
Adjustments:
Interest expense	306,372	197,645	108,727	298,426	407,153
Rent expense(1)	406,398	281,567	124,831	300,460	425,291
Tax effect(2)	(146,831)	(98,718)	(48,113)	(123,371)	(171,484)
Adjusted after-tax return	$3,094,365	$2,044,079	$1,050,286	$2,235,734	$3,286,020

Average debt(3)					$8,243,879
Average stockholders' deficit(3)					(4,708,140)
Add: Rent x 6(1)					2,551,746
Average finance lease liabilities(3)					306,316
Invested capital					$6,393,801

Adjusted after-tax ROIC					51.4%

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended May 10, 2025, and May 4, 2024.

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Seventeen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 31,	May 4,	August 31,	May 10,	May 10,
(in thousands, except ratio)	2024	2024	2024	2025	2025

Net income	$2,662,427	$1,760,219	$902,208	$1,661,297	$2,563,505
Add: Interest expense	451,578	298,426	153,152	327,736	480,888
Income tax expense	674,703	433,382	241,321	425,057	666,378
EBIT	3,788,708	2,492,027	1,296,681	2,414,090	3,710,771
Add: Depreciation and amortization expense	549,755	374,416	175,339	415,787	591,126
Rent expense(1)	447,693	300,460	147,233	318,106	465,339
Share-based expense	106,246	71,314	34,932	85,584	120,516
EBITDAR	$4,892,402	$3,238,217	$1,654,185	$3,233,567	$4,887,752

Debt					$8,853,110
Financing lease liabilities					407,487
Add: Rent x 6(1)					2,792,034
Adjusted debt					$12,052,631

Adjusted debt to EBITDAR					2.5

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 26,	May 6,	August 26,	May 4,	May 4,
(in thousands, except ratio)	2023	2023	2023	2024	2024

Net income	$2,528,426	$1,663,585	$864,841	$1,760,219	$2,625,060
Add: Interest expense	306,372	197,645	108,727	298,426	407,153
Income tax expense	639,188	390,260	248,928	433,382	682,310
EBIT	3,473,986	2,251,490	1,222,496	2,492,027	3,714,523
Add: Depreciation and amortization expense	497,577	339,087	158,490	374,416	532,906
Rent expense(1)	406,398	281,567	124,831	300,460	425,291
Share-based expense	93,087	62,389	30,698	71,314	102,012
EBITDAR	$4,471,048	$2,934,533	$1,536,515	$3,238,217	$4,774,732

Debt					$8,996,288
Financing lease liabilities					344,966
Add: Rent x 6(1)					2,551,746
Adjusted debt					$11,893,000

Adjusted debt to EBITDAR					2.5

(1)	The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the trailing four quarters ended May 10, 2025, and May 4, 2024.

	Trailing Four Quarters Ended
(in thousands)	May 10, 2025	May 4, 2024

Total lease cost, per ASC 842	$625,740	$558,627
Less: Finance lease interest and amortization	(117,287)	(97,717)
Less: Variable operating lease components, related to insurance and common area maintenance	(43,114)	(35,619)
Rent expense	$465,339	$425,291

(2)	Effective tax rate over trailing four quarters ended May 10, 2025, and May 4, 2024, was 20.6%.
(3)	All averages are computed based on trailing five quarter balances.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

At May 10, 2025, the only material changes to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 31, 2024, were the issuance of $500 million 5.125% Senior Notes due June 2030, repayments of the $400 million 3.250% Senior Notes due April 2025 and the $500 million 3.625% Senior Notes due April 2025, and the $225.5 million net increase in commercial paper.

The fair value of the Company’s debt was estimated at $8.8 billion and $9.0 billion as of May 10, 2025, and August 31, 2024, respectively, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the carrying value of debt by $57.9 million at May 10, 2025, and greater than the carrying value of debt by $3.5 million at August 31, 2024, and reflects their face amount, adjusted for any unamortized debt issuance costs and discounts. We had $805.5 million and $580.0 million of variable rate debt outstanding at May 10, 2025, and at August 31, 2024, respectively. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have an unfavorable annual impact on our pre-tax earnings and cash flows of $8.1 million in fiscal 2025. The primary interest rate exposure is based on the federal funds rate. We had outstanding fixed rate debt of $8.0 billion, net of unamortized debt issuance costs of $52.4 million at May 10, 2025, and $8.4 billion, net of unamortized debt issuance costs of $55.6 million at August 31, 2024. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by $340.3 million at May 10, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of May 10, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 10, 2025.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 10, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended May 10, 2025, were as follows:

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

February 16, 2025 to March 15, 2025	47,128	$3,508.20	47,128	$1,164,065,475
March 16, 2025 to April 12, 2025	22,987	3,698.31	22,987	1,079,052,371
April 13, 2025 to May 10, 2025	—	—	—	1,079,052,371
Total	70,115	$3,570.53	70,115	$1,079,052,371

For more information on our stock repurchases, see “Note I – Stock Repurchase Program” in the Notes to Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During our fiscal quarter ended May 10, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are being filed herewith:

Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.
3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Ninth Amended and Restated By-Laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 1, 2025.

4.1

Officers’ Certificate dated April 14, 2025, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 5.125% Senior Notes due 2030. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 14, 2025.

4.2	Form of 5.125% Senior Notes due 2030. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 14, 2025.

10.1

Second Amendment to Credit Agreement, dated as of April 10, 2025, among AutoZone, Inc. as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent.

15.1*	Letter Regarding Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended May 10, 2025, has been formatted in Inline XBRL.

*	Furnished herewith.

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

Dated: June 13, 2025