Form 10-K
period 2025-08-30
AUTOZONE INC
filed 2025-10-27
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 30, 2025.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $57,759,306,497.

The number of shares of Common Stock outstanding as of October 20, 2025, was 16,632,663.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement to be filed within 120 days of August 30, 2025, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held December 17, 2025, are incorporated by reference into Part III.

Forward-Looking Statements

Certain statements herein constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “seek,” “may,” “could” and similar expressions. These statements are based on assumptions and assessments made by our management in light of experience, historical trends, current conditions, expected future developments and other factors that we believe appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand, due to changes in fuel prices, miles driven or otherwise; energy prices; weather, including extreme temperatures and natural disasters; competition; credit market conditions; cash flows; access to financing on favorable terms; future stock repurchases; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; risks associated with self-insurance; war and the prospect of war, including terrorist activity; public health issues; inflation, including wage inflation; exchange rates; the ability to hire, train and retain qualified employees, including members of management; construction delays; failure or interruption of our information technology systems; issues relating to the confidentiality, integrity or availability of information, including due to cyber-attacks; historic growth rate sustainability; downgrade of our credit ratings; damage to our reputation; challenges associated with doing business in and expanding into international markets; origin and raw material costs of suppliers; inventory availability; disruption in our supply chain; tariffs, trade policies and other geopolitical factors; new accounting standards; our ability to execute our growth initiatives; and other business interruptions. These and other risks and uncertainties are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of this Annual Report on Form 10-K for the year ended August 30, 2025. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those contemplated by such forward-looking statements. Events described above and in the “Risk Factors” section could materially and adversely affect our business. However, it is not possible to identify or predict all such risks and other factors that could affect these forward-looking statements. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Introduction

AutoZone, Inc. (“AutoZone,” the “Company,” “we,” “our” or “us”) is a leading retailer and distributor of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at August 30, 2025, operated 6,627 stores in the United States (“U.S.”), 883 stores in Mexico and 147 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 30, 2025, in 6,098 of our domestic stores as well as the vast majority of our stores in Mexico and Brazil, we had a commercial sales program that provides prompt delivery of parts and other products and commercial credit to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts. We also sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. Additionally, we sell the ALLDATA brand of automotive diagnostic, repair, collision and shop management software through www.alldata.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services. Our websites and the information contained therein or linked thereto are not intended to be incorporated into this report.

Human Capital Resources

We believe the foundation of our success is our culture, which is deeply rooted in our Pledge and Values: Puts Customers First, Cares About People, Strives for Exceptional Performance, Energizes Others, Embraces Diversity and Helps Teams Succeed. Our Pledge and Values define how our employees (“AutoZoners”) take care of customers and fellow AutoZoners by fostering a strong, unique culture of teamwork and customer service. Each AutoZoner works hard to Live the Pledge, remain committed to our values, share their passion for WOW! Customer Service and Go the Extra Mile every day to continue building and growing AutoZone for our customers.

We seek to be the employer of choice as we compete for talent in our retail stores, field supervision, distribution centers, and store support functions. We focus heavily on retention by offering competitive compensation and benefits packages, extensive training and development opportunities.

As of August 30, 2025, we employed approximately 130,000 AutoZoners, approximately 60 percent of whom were employed full-time and the remaining 40 percent were employed part-time. Approximately 91 percent of our AutoZoners were employed in stores or in direct field supervision, approximately six percent in distribution centers and approximately three percent in store support and other functions. Included in the above numbers are approximately 19,000 AutoZoners employed in our international operations. We have never experienced any material labor disruption, do not have any collective bargaining agreements in the U.S. and believe that relations with our AutoZoners are good.

Training & Development

We have a number of different types of jobs and career opportunities. While many of our AutoZoners follow more traditional career paths (e.g., part-time to full-time sales, store manager, district manager, regional manager, vice president), we encourage cross-functional development and support of AutoZoners as they expand their careers into other departments and fields of interest within the Company. Many members of our senior leadership team have held positions in multiple areas of the business. We also invest in advanced leadership training to deepen our bench strength and support succession planning. For additional information, see “Store Personnel Training and Incentives” below. We believe these opportunities are important to attract, motivate and retain high quality AutoZoners.

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

Additional information about our human capital resources can be found in our most recent Corporate Responsibility Report, which is available on our website. Our Corporate Responsibility Report is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference into this or any of our other filings with the Securities and Exchange Commission (the “SEC”).

Store Operations

At August 30, 2025, our stores were in the following locations:

Store
Count
Alabama	134
Alaska	8
Arizona	173
Arkansas	77
California	681
Colorado	104
Connecticut	59
Delaware	23
Florida	455
Georgia	229
Hawaii	13
Idaho	36
Illinois	251
Indiana	172
Iowa	40
Kansas	58
Kentucky	110
Louisiana	139
Maine	14
Maryland	103
Massachusetts	91
Michigan	225
Minnesota	69
Mississippi	102
Missouri	124
Montana	15
Nebraska	27
Nevada	75
New Hampshire	23
New Jersey	133
New Mexico	67
New York	233
North Carolina	247
North Dakota	8
Ohio	291
Oklahoma	93
Oregon	59
Pennsylvania	255
Puerto Rico	67
Rhode Island	20
Saint Thomas	2
South Carolina	110
South Dakota	10
Tennessee	189
Texas	736
Utah	74
Vermont	2
Virginia	160
Washington	102
Washington, DC	5
West Virginia	45
Wisconsin	80
Wyoming	9
Total Domestic stores	6,627
Mexico	883
Brazil	147
Total stores	7,657

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

Stores are replenished primarily by the nearest distribution center but also typically have same-day access to one of our 367 domestic and 53 international hub stores’ expanded inventory assortment. As a subset of our domestic hub stores, we ended fiscal 2025 with 133 mega hub stores, an increase of 24 since the end of fiscal 2024. Additionally, we have eight mega hub stores in Mexico. Hub and mega hub stores work in concert with other stores to drive customer satisfaction through improved local parts availability and expanded product assortments.

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

Commercial

Our commercial sales program operates in a highly fragmented market, and we are a leading distributor of automotive parts and other products to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts in the Americas. As part of our program, we offer prompt delivery to our customers and commercial credit, as well as online ordering through www.autozonepro.com or through the AutoZone Pro mobile application. Through our hub and mega hub stores, we offer a larger assortment than our satellite stores of parts and products desired by professional technicians. We have dedicated sales teams focused on independent repair shops as well as national, regional and fleet commercial accounts.

Store Development

The following table reflects our store development during the past five fiscal years:

	Fiscal Year
	2025	2024	2023	2022	2021
Stores:
Beginning	7,353	7,140	6,943	6,767	6,549
New	305	217	198	177	219
Closed	1	4	1	1	1
Net new	304	213	197	176	218
Relocated	9	6	12	13	12
Ending	7,657	7,353	7,140	6,943	6,767

We believe expansion opportunities exist in markets we do not currently serve, as well as in markets where we can achieve a larger presence. We undertake substantial research prior to entering new markets. The most important criteria for opening a new store are the projected future profitability and the ability to achieve our required investment hurdle rate. Key factors in selecting new site and market locations for stores include population, demographics, vehicle profile, customer buying trends, commercial businesses, number and strength of competitors’ stores and the cost of real estate. In reviewing the vehicle profile, we also consider the number of vehicles that are seven years old and older, or “our kind of vehicles;” these vehicles are generally no longer under the original manufacturers’ warranties and require more maintenance and repair than newer vehicles. We seek to open new stores in high visibility sites in high traffic locations within or contiguous to existing market areas and attempt to cluster development in markets in a relatively short period of time. We believe our stores are “destination stores,” generating their own traffic, therefore we situate most stores on major thoroughfares with easy access and good parking. In addition to continuing to lease or develop our own locations, we evaluate and may make strategic acquisitions.

Marketing and Merchandising Strategy

We are dedicated to providing customers with superior service and trustworthy advice as well as quality automotive parts and products at a great value in our conveniently located, well-designed stores and through our online platforms. Key elements of this strategy are:

Customer Service

Customer service is the most important element in our marketing and merchandising strategy, which is based upon consumer marketing research. We emphasize that our AutoZoners should always put customers first by providing prompt, courteous service and trustworthy advice. Our electronic parts catalog assists in the selection of parts as well as identifying any associated warranties offered by us or our vendors. In addition to our in-store offerings, we sell our full suite of automotive hard parts, maintenance items, accessories and non-automotive parts through www.autozone.com, for pick-up in store or to be shipped directly to a customer’s home or business, with same day or next day delivery programs in most of our U.S. markets. Additionally, we offer a mobile application that provides customers with store locations, driving directions, operating hours, product availability, the ability to purchase products and other information.

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

Merchandising

The following tables show some of the types of products we sell by major category of items:

Failure	Maintenance	Accessories

A/C Compressors
Batteries & Accessories
Bearings
Belts & Hoses
Calipers
Chassis
Clutches
CV Axles
Engines
Fuel Pumps
Fuses
Ignition
Lighting
Mufflers
Radiators
Starters & Alternators
Thermostats
Tire Repair
Water Pumps

Antifreeze & Windshield Washer Fluid
Brake Drums, Rotors, Shoes & Pads
Chemicals, including Brake & Power
Steering Fluid, Oil & Fuel Additives
Oil & Transmission Fluid
Oil, Cabin, Air, Fuel & Transmission

Filters
Oxygen Sensors
Paint & Accessories
Refrigerant & Accessories
Shock Absorbers & Struts
Spark Plugs & Wires
Windshield Wipers

Air Fresheners
Cell Phone Accessories
Drinks & Snacks
Floor Mats & Seat Covers
Interior & Exterior Accessories
Mirrors
Performance Products
Protectants & Cleaners
Sealants & Adhesives
Steering Wheel Covers
Tools
Towing

Vehicle Entertainment Systems
Wash & Wax

We believe customer satisfaction is often impacted by our ability to promptly provide specific automotive products as requested. Each store carries the same basic products, but we tailor our hard parts inventory to the makes and models of the vehicles in each store’s trade area and tailor the remaining store’s assortment to the local demographics. Our hub and mega hub stores carry a larger assortment of products that are available to customers of the surrounding local stores. We are continuously updating the products we offer to ensure our inventory matches the products our customers need or desire.

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

Purchasing and Supply Chain

Merchandise is selected and purchased for all stores through our store support centers located in Memphis, Tennessee; Monterrey, Mexico; Chihuahua, Mexico; Sao Paulo, Brazil and Gurugram, India. Additionally, we have offices in Shanghai, China and Istanbul, Turkey to support our global sourcing efforts. In fiscal 2025, one class of similar products accounted for approximately 14 percent of our total revenues, and one individual vendor provided 13 percent of our total purchases. No other class of similar products accounted for 10 percent or more of our total revenues, and no other individual vendor provided more than 10 percent of our total purchases. We believe alternative sources of supply exist, at similar costs, for most types of product sold. Most of our merchandise flows through our distribution centers to our stores by our fleet of tractors and trailers or by third-party transportation firms. The distribution centers replenish our stores up to multiple times per week depending on store sales volumes.

Competition

The sale of automotive parts, accessories and maintenance items is highly competitive. AutoZone competes on the basis of customer service, including the knowledge and expertise of our AutoZoners and our ability to provide prompt delivery to commercial customers; merchandise quality, selection and availability; product warranty; store layouts, location and convenience; price; and the strength of our AutoZone brand name and quality, trademarks and service marks.

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

Government Relations

As a company with global operations, we are subject to the federal, state, and local laws and regulations, in the jurisdictions in which we operate, many of which are complex, frequently changing and subject to varying interpretations. These laws and regulations relate to, among other things, the marketing and sale of products; proper handling and disposal of hazardous materials, particularly in connection with our used oil, oil filter and battery recycling programs; occupational health and safety; environmental matters; labor and employment; employee wages and benefits; information security and data privacy; real property; financial reporting and disclosure; antitrust and fair competition; international trade and transportation, logistics and delivery operations.

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

Trademarks and Patents

We regard our trademarks, service marks, patents, domain names, trade dress, trade secrets and other intellectual property as critical to our success and important components of our marketing and merchandising strategies. We have registered several trademarks and service marks in the U.S. Patent and Trademark Office as well as in certain other countries, including without limitation: “AutoZone,” “AutoZone Rewards,” “Get in the Zone,” “Zone,” “Duralast,” “Econocraft,” “ProElite,” “ShopPro,” “SureBilt,” “TotalPro,” “TruGrade,” “Valucraft,” and “ALLDATA,” along with variations of these trademarks. Our trademark registrations have various expiration dates; however, assuming that the trademarks are properly maintained and in use, such registrations may typically be renewed indefinitely.

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

AutoZone Websites

Our primary website is www.autozone.com. We make available on the Investor Relations section of our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably feasible after filing or furnishing such documents with the SEC. Our websites and the information contained therein or linked thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Information about our Executive Officers

The following list describes our executive officers, who are elected by and serve at the discretion of the Board of Directors. The title of each executive officer includes the words “Customer Satisfaction” which reflects our commitment to customer service.

William C. Rhodes, III, 60—Executive Chairman, Customer Satisfaction

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

Philip B. Daniele III, 56—President and Chief Executive Officer, Customer Satisfaction

Philip B. Daniele III was appointed President and Chief Executive Officer and appointed to serve on the Board in January 2024. Prior to his appointment as President and Chief Executive Officer, Mr. Daniele was named CEO-Elect in June 2023. Prior to that, Mr. Daniele served as Executive Vice President – Merchandising, Marketing and Supply Chain from June 2021 to September 2023, Senior Vice President – Commercial from 2015 to 2021, Vice President – Commercial Support from 2013 to 2015 and Vice President – Merchandising from 2008 to 2013. Mr. Daniele was also a Divisional Vice President – Store Operations from 2005 to 2008. Prior to 2005, Mr. Daniele held several other key management positions with the Company.

Jamere Jackson, 56—Chief Financial Officer, Customer Satisfaction

Jamere Jackson was named Chief Financial Officer in September 2020 and, in that capacity, leads the Finance and Store Development teams. Prior to joining AutoZone, Mr. Jackson served as Executive Vice President and Chief Financial Officer of Hertz Global Holdings, Inc., a global rental company, from 2018 to 2020. From 2014 to 2018, Mr. Jackson served as Chief Financial Officer of Nielsen Holdings plc, an information, data and measurement company. Prior to 2014, Mr. Jackson held a variety of leadership roles at General Electric Company, including Vice President and Chief Financial Officer of a division of General Electric Oil and Gas. Mr. Jackson serves on the Board of Directors for Eli Lilly & Co.

Thomas B. Newbern, 63—Chief Operating Officer, Customer Satisfaction

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

William R. Hackney, 60—Executive Vice President – Merchandising, Marketing and Supply Chain, Customer Satisfaction
William R. Hackney was named Executive Vice President – Merchandising, Marketing and Supply Chain in September 2023, and has notified the Company of his intent to retire effective prior to the end of the 2025 calendar year. Prior to that, Mr. Hackney served as Senior Vice President – Merchandising, since rejoining the Company in October 2022 after a brief retirement. Mr. Hackney’s career with AutoZone began in 1983, and he has held several key management roles within the Company, including Senior Vice President – Merchandising, Vice President – Store Operations Support and Vice President – Merchandising.

Eric S. Gould, 56—Executive Vice President – Merchandising, Marketing and Supply Chain, Customer Satisfaction

Eric S. Gould was named Executive Vice President – Merchandising, Marketing and Supply Chain in August 2025. From 2021 to 2025, Mr. Gould served as Senior Vice President – Supply Chain. Prior to that, Mr. Gould held several key management positions with the Company, including Vice President – Supply Chain Replenishment and Vice President – Commercial, Commercial Support and Merchandising Pricing & Analysis.

Jennifer M. Bedsole, 54—Senior Vice President, General Counsel & Secretary, Customer Satisfaction

Jennifer M. Bedsole was named Senior Vice President, General Counsel & Secretary in April 2023. Prior to joining AutoZone, Ms. Bedsole was a partner with the law firm of Baker, Donelson, Bearman, Caldwell and Berkowitz P.C. since 2011, where she chaired the Labor and Employment practice group.

K. Michelle Borninkhof, 51—Senior Vice President and Chief Information Officer, Customer Satisfaction

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

Bailey L. Childress, 36—Senior Vice President – Omnichannel and Merchandising Support, Customer Satisfaction

Bailey L. Childress was named Senior Vice President – Omnichannel and Merchandising Support in December 2024. From 2022 to 2024, Mr. Childress served as Vice President – Merchandising Pricing and Analysis. Prior to that, Mr. Childress held several key management positions with the Company, including Director – Merchandising, Commercial Merchandising, and Commercial Pricing.

Domingo J. Hurtado, 64—Senior Vice President – International, Customer Satisfaction

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

Kenneth E. Jaycox, 57—Senior Vice President – Commercial, Customer Satisfaction

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

Eric J. Leef, 51—Senior Vice President, Human Resources, Customer Satisfaction

Eric J. Leef was named Senior Vice President – Human Resources in August 2025. Prior to joining AutoZone, Mr. Leef was Executive Vice President and Chief Human Resources Officer for Hertz Global since 2021. He joined Hertz as Senior Vice President, Chief Human Resources Officer in September 2020. Prior to joining Hertz Global,

Mr. Leef was Chief Human Resources Officer at Atria Senior Living Community. Prior to that, Mr. Leef spent 16 years at GE and GE Appliances, a Haier Company, holding various HR leadership roles supporting supply chain, technology and consumer service divisions.

Lindsay W. Lehman, 47—Senior Vice President – Marketing, Customer Satisfaction

Lindsay W. Lehman was named Senior Vice President – Marketing in November 2023, where she leads the Marketing and E-commerce teams. Prior to that, Ms. Lehman held the role of Vice President – Marketing for AutoZone. Prior to joining AutoZone in 2020, Ms. Lehman served as Senior Vice President, Marketing at Norwegian Cruise Line Holdings, where she was responsible for global marketing, digital and analytics functions. Ms. Lehman previously held roles of increasing responsibility at Kraft Foods, Hearst Corporation and Goldman Sachs.

Dennis W. LeRiche, 57—Senior Vice President – Store Operations, Customer Satisfaction

Dennis W. LeRiche was named Senior Vice President – Store Operations in June 2021. From 2015 to 2021, Mr. LeRiche was a Divisional Vice President – Store Operations. Prior to 2015, Mr. LeRiche held several other key management positions with the Company.

M. Denise McCullough, 53—Senior Vice President – Supply Chain, Customer Satisfaction

M. Denise McCullough was named Senior Vice President – Supply Chain in August 2025. From 2022 to 2025, Ms. McCullough was Vice President – Transportation. Ms. McCullough has been an AutoZoner since 2001, previously serving as Vice President, Replenishment in 2021. Prior to that, Ms. McCullough served in various key positions within the Company.

Lucas J. Rauch, 45—Senior Vice President – Merchandising and Global Sourcing, Customer Satisfaction

Lucas J. Rauch was named Senior Vice President – Merchandising and Global Sourcing in December 2024. Mr. Rauch joined AutoZone in 2024 as Vice President – Merchandising. Prior to joining AutoZone, Mr. Rauch held several roles at Walgreens, including Chief Merchandising Officer, General Manager, Owned Brands, and Vice President, Commercial Strategy. Prior to joining Walgreens, Mr. Rauch worked for Deloitte Consulting, leading various strategic projects across marketing, technology, and retail.

Richard C. Smith, 61—Senior Vice President – Human Resources, Customer Satisfaction
Richard C. Smith was named Senior Vice President – Human Resources in December 2015, and has notified the Company of his intent to retire effective around the beginning of the 2026 calendar year. Mr. Smith has been an AutoZoner since 1985, previously holding the position of Divisional Vice President – Store Operations since 1997. Prior to that, Mr. Smith served in various key positions within the Company.

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

Strategic and Operational Risks

The current global economic and geopolitical landscape has increased uncertainty about key areas of doing business internationally and may have a negative impact on our business.

During fiscal 2025, new global trade tariffs were announced on imports to the United States, including additional tariffs on various countries from which the Company directly or indirectly imports and/or sources merchandise, including Canada, China and Mexico, among others. In response, several countries have imposed or threatened reciprocal tariffs on imports from the U.S. and other measures. Various modifications to the U.S. tariffs have been announced, and further changes are expected to be made in the future, including in response to pending litigation, which may include additional sector-based tariffs or other measures. Additionally, the current administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and amid ongoing discussion and commentary regarding further potentially significant changes to U.S. trade policies, enforcement priorities, sanctions, treaties and tariffs. As a result of these ongoing developments, significant uncertainty continues with respect to the future economic and political relationship between the U.S. and other countries. The ultimate impact of tariffs and other trade policies on the Company’s business will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced, revised, or rescinded, to what extent other countries implement tariffs or other measures in response, the overall magnitude and duration of these measures and our ability to mitigate the impacts of such measures more effectively than our competitors. These developments, or the perception that any of them could occur, may have a material effect on global economic conditions, the stability of global financial markets, or global trade, and may impact the Company’s product cost, pricing, or competitive conditions, disrupt supply chains, impact the broader macroeconomic environment and consumer sentiment or otherwise negatively impact the Company’s business, financial condition and results of operations.

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

We have increased annual revenues in the past five fiscal years from $12.6 billion in fiscal 2020 to $18.9 billion in fiscal 2025, with a compounded annual growth rate of approximately eight percent. Annual revenue growth is driven by increases in same store sales, the opening of new stores and the development of new commercial programs. Same store sales are impacted both by customer demand levels and by the prices we are able to charge for our products, which can also be negatively impacted by economic pressures. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of same store sales.

We have increased our store count in the past five fiscal years, growing from 6,549 stores at August 29, 2020 to 7,657 stores at August 30, 2025, a compounded annual growth rate of approximately three percent.

Achieving our store development and expansion goals, domestically and in international markets, will depend upon our ability to identify and obtain suitable sites for new and expanded stores in a timely manner and at acceptable costs, the hiring and training of qualified personnel, effective utilization of our supply chain and hub network, and the integration of new stores into existing operations, among other factors. Furthermore, we open new stores only after evaluating customer buying trends and market demand/needs, all of which could be adversely affected by persistent unemployment, wage cuts, small business failures and microeconomic conditions unique to the automotive industry. There can be no assurance we will be able to achieve our store expansion goals, manage our growth investments effectively, successfully integrate the planned new stores into our operations or operate our new, remodeled and expanded stores profitably.

If we cannot profitably increase our market share in the commercial auto parts business, our sales growth may be limited.

Although we are a leading distributor of automotive parts and other products in the commercial market, we must effectively compete against national, regional and local auto parts chains, independently owned parts stores, wholesalers, jobbers, repair shops, auto dealers, online retailers and others in order to increase our commercial market share. Although we believe we compete effectively in the commercial market on the basis of customer service, merchandise quality, assortment and availability, price, delivery times, product warranty, distribution locations and the strength of our AutoZone brand, trademarks and service marks, some automotive aftermarket participants have been in business for substantially longer periods of time than we have, and as a result have developed long-term customer relationships, an experienced sales organization, considerable market presence and have large available inventories. If we are unable to profitably grow our sales with existing commercial customers, our sales growth may be limited.

Our business depends upon hiring, training and retaining qualified employees, including members of management and other key personnel.

We believe much of our brand value lies in the quality of the approximately 130,000 AutoZoners employed in our stores, distribution centers, store support centers and ALLDATA. Our workforce costs represent our largest operating expense, and our ability to meet our labor needs while controlling labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates and unemployment levels. Our business is also subject to employment laws and regulations, including those related to minimum wage, benefits and scheduling requirements, and these laws are subject to change over time. In addition, the implementation of potential regulatory changes relating to overtime exemptions and benefits for certain employees under federal and state laws could result in increased labor costs to our business and negatively impact our operating results.

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

Furthermore, our vendors are impacted by global economic and geopolitical conditions which in turn impact our ability to source merchandise at competitive prices. For example, new or increased tariffs, inflation, rising interest rates and disruption to the global supply chain have negatively impacted costs and inventory availability and may continue to have a negative impact on future results and profitability. Credit market and other macroeconomic conditions could also have a material adverse effect on the ability of our global and domestic suppliers to finance and operate their businesses.

If any of our significant vendors experience financial difficulties or business disruptions or are otherwise unable to deliver merchandise to us on a timely basis, or at all, we could have product shortages in our stores that could adversely affect customers’ perceptions of us and cause us to lose customers and sales.

We are subject to risks associated with products sourced outside the U.S.

We directly imported approximately 13% of our purchases in fiscal 2025, but many of our domestic vendors directly import their products or components of their products. Changes to the price or flow of these goods for any reason, such as increased import duties or tariffs, foreign trade policies, civil unrest or acts of war, currency fluctuations, disruptions in maritime lanes, port labor disputes and other issues, economic conditions and instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our standards, issues with labor practices of our suppliers or labor problems they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials to suppliers, merchandise quality or safety issues, shipping and transport availability and cost, increases in wage rates and taxes, transport security, trade sanctions, import limitations on certain types of goods or of goods containing certain materials from other countries, inflation and other factors relating to the suppliers and the countries in which they are located or from which they import, often are beyond our control and could adversely affect our operations and profitability. Furthermore, these risks may be amplified if we or our domestic vendors are unable to diversify our or their supply chains or rely too heavily on a single country to source our or our vendors’ products. These and other factors affecting our suppliers’ and our access to products could materially adversely affect our business and financial performance. As we or our domestic vendors increase the importation of merchandise or components from foreign vendors, these risks are likely to increase.

Disruptions in our supply chain and other factors affecting the distribution of our merchandise could adversely impact our business.

A disruption to our supply chain or distribution network could adversely affect our ability to receive and distribute inventory in a timely manner, which could result in low inventory availability, lost sales, increased supply chain costs and loss of customer loyalty, among other things. Such disruptions may result from damage or destruction of our distribution centers, our ability to attract and retain qualified drivers, costs associated with maintaining or operating our fleet or macroeconomic conditions impacting the broader logistics or supply chain industry at large. For example, in recent years, ports, rails and domestic long-hauls in the U.S. and elsewhere have been negatively impacted by capacity constraints, congestion and delays, periodic labor disputes, security issues, weather-related events, natural disasters, and other factors beyond our control. Our business and competitive position may be negatively impacted if we are unable to successfully mitigate the impacts of such disruption to our supply chain or if we are unable to manage such disruptions more effectively than our competitors.

In addition, we have made, and plan to continue to make, significant investments in our supply chain, such as the construction of multiple new distribution centers which began operations in fiscal 2025 and the execution of various technology initiatives. These investments seek to improve product availability and assortment, fulfill evolving consumer product demands and keep up with our long-term store expansion goals. If we fail to effectively implement future investments, or if our investments in our supply chain initiatives do not provide the anticipated benefits, we could experience sub-optimal inventory levels in our stores or be required to make further investments, which could adversely affect our sales volume and/or our margins.

Our success in international operations is dependent on our ability to manage the unique challenges presented by international markets.

The various risks we face in our U.S. operations generally also exist when conducting operations in and sourcing products and materials from outside of the U.S. There are also challenges inherent in establishing and managing international operations, in addition to the specific costs, risks and difficulties unique to that market. For example, the sale and distribution of parts and products in Mexico and Brazil requires the ability to adapt our merchandising and marketing strategies to account for, among other things, different vehicles in operation in local markets and different consumer behaviors with respect to aftermarket automotive repair.

Our expansion into international markets may also be adversely affected by local laws and customs, U.S. laws applicable to foreign operations, and political and socio-economic conditions as well as our general ability to compete effectively and provide superior customer service regardless of distance, language and cultural differences.

Risks inherent in international operations also include potential adverse tax consequences, changes to tariffs, trade policies and trade agreements, compliance with the Foreign Corrupt Practices Act and local anti-bribery and anti-corruption laws, greater difficulty in obtaining and enforcing intellectual property rights, challenges to identify and gain access to local suppliers, and possibly misjudging the response of consumers in foreign countries to our product assortment and marketing strategy.

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

Business interruptions including war or acts of terrorism, political or civil unrest, unusual or severe weather conditions such as hurricanes, tornadoes, windstorms, fires, earthquakes and floods, public health crises, disruption of critical infrastructure systems, banking systems or utility services and other disasters or the threat of any of them, may negatively impact the hours and operations of our stores, distribution centers, store support centers or sourcing offices; may negatively impact our supply chain and distribution network; and may impede our ability to source quality merchandise domestically and outside of the U.S. on favorable terms.

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

We rely extensively on information technology systems, some of which are managed or provided by third-party service providers, to collect, analyze, process, store, manage, transmit and protect key business processes, transactions and data, such as sales data, customer data, employee data, demand forecasting, merchandise ordering, inventory replenishment, supply chain management, payment processing, order fulfillment and more. Delays in the maintenance, updates, upgrading, or patching of these systems, applications or processes could adversely impact their effectiveness and would expose us to security and other risks. Our systems and the third-party systems with which we interact are subject to damage, failure or interruption due to various reasons such as: power or other critical infrastructure outages, facility damage, physical theft, telecommunications failures, malware, security incidents, malicious cyber-attacks, including the use of malicious codes, worms, phishing, spyware, denial of service attacks and ransomware, natural disasters and catastrophic events, inadequate or ineffective redundancy measures; and design or usage errors by AutoZoners, contractors or third-party service providers. Although we seek to effectively maintain and safeguard our systems and our data and we seek to ensure our third-party service providers effectively maintain and safeguard their systems and our data, such efforts are not always successful. As a result, we or our service providers have experienced and are likely to again experience one or more errors, interruptions, delays or cessations of service impacting the integrity, performance or availability of our information technology infrastructure. While such incidents have not been material to date, any future incident could significantly disrupt our operations and key business processes, result in the impairment or loss of critical data, be costly and resource-intensive to remedy; harm our reputation and relationship with customers, AutoZoners, vendors and other stakeholders; and have a material adverse impact on our business and operating results.

In addition, our information technology systems, infrastructure and personnel require ongoing substantial investments, such as replacing existing systems, some of which are older, legacy systems that are less flexible and efficient, with successor systems; making changes to existing systems, including the migration of applications to the cloud; maintaining or enhancing legacy systems that are not currently being replaced; or designing or cost-effectively acquiring and implementing new systems with new functionality, including artificial intelligence. These efforts can result in significant potential risks, including failure of the systems to operate as designed, potential loss or corruption of data, cost overruns, or implementation delays or errors, and may result in operational challenges, security control failures, reputational harm, and increased costs that could adversely affect our business operations and results of operations.

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

While we have not experienced a material breach of our information systems or data to date, unauthorized parties have in the past gained access and exfiltrated data, and will continue to attempt to do so as the result of a cyber-attack, misconduct or error by an AutoZoner, job applicant, customer, vendor or third party, system vulnerabilities or compromises, fraud, hacking, phishing attempts, malware, ransomware, other malicious codes or other intentional or unintentional acts. Furthermore, hardware, software or other IT applications that we or a third party develop for our use have contained and may contain exploitable vulnerabilities, bugs or design defects or may involve other problems that could unexpectedly compromise information security.

The cost to remediate and respond to a cyber incident involving unauthorized use, access, damage or loss of systems, data or other information could be significant. To the extent any cyber incident involving our or one of our customer’s or third-party service provider’s information systems results in the unauthorized access, loss, damage or misappropriation of information, we may be required by law to notify impacted individuals and face substantial liability due to claims arising from customers, financial institutions, AutoZoners, regulatory authorities, payment card issuers and others. We maintain insurance coverage that may protect us from losses or claims in connection with certain incidents; however, our insurance coverage may not be sufficient to cover significant losses in any particular situation.

We are subject to a complex and evolving body of laws and regulations regarding data privacy and may face increased costs as a result of changes in, enforcement of, or the adoption of new laws and regulations. These costs may have a material adverse impact on our business and results of operations.

The regulatory environment related to information security, data collection, processing and use, and data privacy is becoming increasingly rigorous and complex. Multiple states in the U.S. have passed, and continue to pass, data protection laws. The potential effects of the various laws regulating the collection, retention, transfer, use, notification, consent and other types of processing of personal or protected information are far-reaching and may require significant time, resources and costs to comply, may require changes to our existing practices and processes that are not advantageous to our business, and otherwise limit our ability to use data to provide a more personalized user experience or as otherwise desired. In addition, failure to comply with applicable requirements by us or our business partners or third-party service providers or vendors could subject us to governmental investigations, regulatory enforcement actions, fines, sanctions, lawsuits or reputational damage.

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

We are self-insured up to certain limits for workers’ compensation, employee group medical, general and product liability, property and vehicle claims. The types and amounts of insurance may vary from time to time based on our decisions with respect to risk retention and regulatory requirements. Our reserves are established using historical trends and, where appropriate, using a third-party actuary to estimate costs to settle reported claims and claims incurred but not yet reported. Estimated costs are subject to a variety of assumptions and other factors including the severity, duration and frequency of claims, legal costs associated with claims, healthcare trends and projected inflation of related factors. Material increases in the number of insurance claims, changes to healthcare costs, accident frequency and severity, legal expenses and other factors could result in an unfavorable difference between actual self-insurance costs and our reserve estimates. As a result, our self-insurance costs could increase, which may adversely affect our business, results of operations, financial condition and cash flows.

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

We are subject to numerous federal, state and local laws and regulations, many of which are complex, frequently revised and subject to varying interpretations. These include laws governing employment and labor, wage and hour, environmental matters, proper handling and disposal of hazardous materials and waste, employee benefits, data privacy, cybersecurity, safety, the pricing and sale of goods, import and export compliance, transportation and logistics, consumer protection and advertising, among others. These laws may change over time and may differ substantially across the areas where we operate. There is added uncertainty surrounding potential changes to the regulatory environment in the United States. Although we have implemented policies and procedures to help ensure compliance with these laws, there can be no certainty that our AutoZoners and third parties with whom we do business will not take actions in violation of our policies or applicable laws. If we fail to comply with these laws, rules and regulations, or the manner in which they are interpreted or applied, we may be subject to governmental enforcement action or private litigation resulting in restrictions on our business, monetary penalties, reputational harm and increased costs of regulatory compliance. Any changes in the enforcement or interpretation of existing laws and regulations or the enactment of any new laws and regulations, including tax legislation, could have a material adverse impact on our financial condition and results of operations. We may also be subject to investigations or audits by governmental authorities and regulatory agencies as a result of enforcing existing laws and regulations or changes in enforcement priorities, which can occur in the ordinary course of business or may result from increased scrutiny from a particular agency or toward a particular industry.

We may be adversely affected by legal, regulatory or market responses to global climate change.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our operations. For example, we have significant operations in California and other states, where serious drought has made water less available and more costly and has increased the risk of wildfires. Changes in climate patterns leading to extreme heat waves or unusual cold weather at some of our locations can lead to increased energy usage and costs, or otherwise adversely impact our facilities and operations and disrupt our supply chains and distribution systems. Growing concern over climate change has led policy makers in some jurisdictions to consider the enactment of legislative and regulatory proposals that would impose extensive mandatory reporting requirements as well as requirements for reductions of greenhouse gas (“GHG”) emissions. Such laws, if enacted, are likely to impact our business in a number of ways. For example, significant changes in fuel economy requirements, new federal or state restrictions on emissions of carbon dioxide or new or changing federal or state incentive programs or other regulations that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell. We may not be able to accurately predict, prepare for and effectively respond to new kinds of technological innovations with respect to electric vehicles and other technologies that minimize emissions. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. Our inability to appropriately respond to such changes could materially adversely impact our business, financial condition, results of operations or cash flows.

We may be unable to achieve the goals and aspirations set forth in our Corporate Responsibility report, particularly with respect to the reduction of GHG emissions, or otherwise meet the expectations of our stakeholders with respect to corporate responsibility matters.

Governmental and societal attention to corporate responsibility matters, including expanding mandatory and voluntary reporting of GHG emissions and other sustainability metrics, and disclosure topics such as climate change, sustainability, natural resources, waste reduction, energy, human capital, and risk oversight could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. We strive to deliver shared value through our business, and our diverse stakeholders expect us to make progress in certain corporate responsibility priority issue areas. A failure or perceived failure to meet these expectations could adversely affect public perception of our business, employee morale or customer or shareholder support.

We have announced certain aspirations and goals related to corporate responsibility matters, such as our intention to reduce certain GHG emissions over time. Achievement of these aspirations, plans and goals is subject to numerous risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: our ability to successfully identify and implement relevant strategies on a timely and cost-effective basis; our ability to achieve the anticipated benefits and cost savings of such strategies and actions; and the availability and cost of existing and future technologies, such as alternative fuel vehicles, off-site renewable energy, and other materials and components. It is possible that we may be unsuccessful in the achievement of our corporate responsibility goals, on a timely basis or at all, or that the costs to achieve those goals become prohibitively expensive. Furthermore, our stakeholders may not be satisfied with our efforts or the speed at which we are progressing towards any such aspirations and goals. A delay, failure or perceived failure or delay to meet our goals and aspirations could adversely affect public perception of our business, cause us to lose shareholder support, and subject us to legal claims and liabilities with respect to such matters. Certain challenges we face in the achievement of our corporate responsibility objectives are also captured within our corporate responsibility reporting, which is not incorporated by reference into and does not form any part of this report.

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

General Risks

Significant changes in macroeconomic and geopolitical factors could materially adversely affect our financial condition and results of operations.

Macroeconomic conditions impact both our customers and our suppliers. Moreover, the U.S. government continues to operate under historically large deficits and debt burden. Continued distress in global credit markets, business failures, civil unrest, inflation, rising interest rates, foreign exchange rate fluctuations, significant geopolitical conflicts, proposed or additional tariffs, continued volatility in energy prices, the impact of a public health crisis or pandemic, constraints on the global supply chain, a sustained government shutdown and other factors continue to affect the global economy. Moreover, rising energy prices could impact our merchandise distribution, commercial delivery, utility and product costs. It is unclear how such factors could impact our business in the short term. Over a longer period of time, these macroeconomic and geopolitical conditions could adversely affect our sales growth, margins and overhead. These could materially adversely affect our financial condition and operations.

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

Our program is informed by industry standards, including the National Institute of Standards and Technology (NIST) Cyber Security Framework (CSF), the American National Standards Institute encryption standards and the Payment Card Industry Data Security Standard, among others. As part of our cybersecurity strategy, we regularly engage independent, outside expertise to assess and benchmark our overall program against these industry standards.

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

Governance

The cybersecurity risk management program is integrated into our broader enterprise risk management framework, which allows our senior management team, with oversight from our Board, to develop a more holistic view of our risk exposure and prioritize and manage such risks accordingly.

AutoZone’s Chief Information Security Officer (CISO) reports directly to our Chief Information Officer and Senior Vice President of Information Technology. Our CISO has over 25 years’ experience in IT, with over 20 years in dedicated Information Security leadership roles. He has experience across a broad range of industries and holds credentials including the Certified Information Systems Security Professional and the CERT Certificate in Cybersecurity Oversight from the National Association of Corporate Directors.

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

Item 2. Properties

The following table reflects the number of leased and owned properties and square footage of selling space for our stores as of August 30, 2025:

	No. of	Store Square
	Stores	Footage(1)
Leased	4,307	29,029,004
Owned	3,350	22,788,576
Total	7,657	51,817,580

(1)	Square footage excludes store support centers, regional offices, distribution centers and the areas that hold the local mega hub and hub expanded assortment.

We have approximately 8.5 million square feet in distribution centers servicing our stores, of which approximately 2.0 million square feet is leased and the remainder is owned. We have 13 distribution centers located throughout the U.S., two in Mexico, and one in Brazil. Our primary store support center is located in Memphis, Tennessee, and consists of approximately 325,000 square feet. We also have four additional store support centers located in Monterrey, Mexico; Chihuahua, Mexico; Sao Paulo, Brazil; and Gurugram, India. Our primary International Sourcing Office is located in Shanghai, China. The ALLDATA headquarters in Elk Grove, California is leased, and we also own or lease other properties which are not material individually or in the aggregate.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “AZO.” On October 20, 2025, there were 1,477 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.

We currently do not pay a dividend on our common stock. Any future payment of dividends would be dependent upon our financial condition, capital requirements, earnings and cash flow.

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The Board voted to increase the repurchase authorization by $1.5 billion on October 8, 2025, bringing the total value of authorized share repurchases to $40.7 billion.

Shares of common stock repurchased by the Company during the quarter ended August 30, 2025, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
May 11, 2025 to June 7, 2025	2,685	$3,734.05	2,685	$1,069,026,435
June 8, 2025 to July 5, 2025	42,792	3,663.97	42,792	912,238,027
July 6, 2025 to August 2, 2025	38,340	3,784.60	38,340	767,136,413
August 3, 2025 to August 30, 2025	33,111	4,071.93	33,111	632,310,629
Total	116,928	$3,820.66	116,928	$632,310,629

The Company allows employees to purchase Company shares under the Company’s Eighth Amended and Restated Employee Stock Purchase Plan (as amended from time to time, the “Employee Plan”), qualified under Section 423 of the Internal Revenue Code, under which all eligible employees may purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the Employee Plan, 4,419, 5,000 and 5,183 shares were sold to employees in fiscal 2025, 2024 and 2023, respectively. At August 30, 2025, 112,922 shares of common stock were reserved for future issuance under the Employee Plan.

Once executives have reached the maximum purchases under the Employee Plan, the Sixth Amended and Restated Executive Stock Purchase Plan (the “Executive Plan”) permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases by executives under the Executive Plan were 246, 540 and 689 shares in fiscal 2025, 2024 and 2023, respectively. At August 30, 2025, 232,180 shares of common stock were reserved for future issuance under the Executive Plan.

Stock Performance Graph

The graph below presents changes in the value of AutoZone’s stock as compared to Standard & Poor’s 500 Composite Index (“S&P 500”) and to Standard & Poor’s Retail Index (“S&P Retail Index”) for the five-year period beginning August 29, 2020, and ending August 30, 2025.

300%
250%
200%
150%
100%
50%
0%
-50%
Aug-20
Aug-21
Aug-22
Aug-23
Aug-24
Aug-25
AutoZone
S&P 500
S&P Retail Index

Item 6. Reserved

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading retailer and distributor of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at August 30, 2025, operated 6,627 stores in the U.S., 883 stores in Mexico and 147 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 30, 2025, in 6,098 of our domestic stores as well as the vast majority of our stores in Mexico and Brazil, we had a commercial sales program that provides prompt delivery of parts and other products and commercial credit to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts. We also sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. Additionally, we sell the ALLDATA brand of automotive diagnostic, repair, collision and shop management software through www.alldata.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services.

Executive Summary

For fiscal 2025, net sales increased to $18.9 billion, a 2.4% increase over the prior year. Domestic commercial sales increased 6.7%, which represents 31.7% of our total Domestic sales. Operating profit decreased 4.7% to $3.6 billion, net income decreased 6.2% to $2.5 billion and diluted earnings per share decreased 3.1% to $144.87 for the year.

Fiscal 2025 consisted of 52 weeks whereas fiscal 2024 consisted of 53 weeks. The inclusion of the 53rd week in fiscal 2024 resulted in an increase to net sales of $365.9 million and an increase in operating profit of $86.7 million. Additionally, fiscal 2025 comparisons were negatively impacted by foreign currency exchange rates which had an unfavorable impact to net sales of $273.1 million and operating profit of $88.2 million. Operating profit comparison was also negatively impacted by an unfavorable net non-cash LIFO impact of $104.0 million.

During fiscal 2025, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 85% of total sales. While we have not experienced any fundamental shifts in our category sales mix as compared to previous years, we have seen a slight decrease in mix of sales of the accessories category and a slight increase in the maintenance and failure categories compared to the previous two years.

Our business is impacted by various factors within the economy that affect both our consumer and our industry, including but not limited to inflation, interest rates, levels of consumer debt, fuel and energy costs, prevailing wage rates, foreign exchange rate fluctuations, supply chain disruptions, tariffs, trade policies and other geopolitical factors, hiring and other economic conditions. Given the nature of these macroeconomic factors, which are generally outside of our control, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven-year-old or older vehicles on the road.

Miles Driven

We believe as the number of miles driven increases, consumers’ vehicles are more likely to need service and maintenance, resulting in an increase in the need for automotive hard parts and maintenance items. For the twelve-month period ended July 2025, miles driven in the U.S. increased 1.0% compared to the same period in the prior year based on the latest information available from the U.S. Department of Transportation.

Seven Year Old or Older Vehicles

As the number of seven-year-old or older vehicles on the road increases, we expect an increase in demand for the products we sell. We expect the aging vehicle population to continue to increase as consumers keep their cars longer. According to the latest data provided by S&P Global Mobility, the average age of light vehicles on the road increased slightly to 12.8 years and these vehicles account for approximately 43% of U.S. vehicles.

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

Results of Operations

The following table highlights selected financial information over the past five years:

	Fiscal Year Ended August
(in thousands, except per share data, same store sales and selected operating data)	2025	2024(1)	2023	2022	2021(2)
Income Statement Data
Net sales	$18,938,717	$18,490,268	$17,457,209	$16,252,230	$14,629,585
Cost of sales, including warehouse and delivery expenses	8,972,243	8,673,216	8,386,787	7,779,580	6,911,800
Gross profit	9,966,474	9,817,052	9,070,422	8,472,650	7,717,785
Operating, selling, general and administrative expenses	6,356,318	6,028,344	5,596,436	5,201,921	4,773,258
Operating profit	3,610,156	3,788,708	3,473,986	3,270,729	2,944,527
Interest expense, net	475,824	451,578	306,372	191,638	195,337
Income before income taxes	3,134,332	3,337,130	3,167,614	3,079,091	2,749,190
Income tax expense(3)	636,085	674,703	639,188	649,487	578,876
Net income(3)	$2,498,247	$2,662,427	$2,528,426	$2,429,604	$2,170,314
Diluted earnings per share(3)	$144.87	$149.55	$132.36	$117.19	$95.19
Weighted average shares for diluted earnings per share(3)	17,245	17,803	19,103	20,733	22,799
Same Store Sales
Increase in domestic comparable store net sales(4)	3.2%	0.4%	3.4%	8.4%	13.6%
(Decrease) increase in international comparable store net sales(4)	(3.2%)	16.1%	29.3%	19.1%	22.5%
Increase in international comparable store net sales (constant currency)(4)	9.3%	10.2%	17.5%	19.2%	20.7%
Increase in total company comparable store net sales(4)	2.4%	2.1%	5.6%	9.2%	14.3%
Increase in total company comparable store net sales (constant currency)(4)	3.9%	1.4%	4.6%	9.2%	14.1%
Balance Sheet Data
Current assets	$8,341,379	$7,306,759	$6,779,426	$6,627,984	$6,415,303
Operating lease right-of-use assets	3,194,666	3,057,780	2,998,097	2,918,817	2,718,712
Working capital deficit(5)	(1,178,018)	(1,407,484)	(1,732,430)	(1,960,409)	(954,451)
Total assets	19,355,324	17,176,538	15,985,878	15,275,043	14,516,199
Current liabilities	9,519,397	8,714,243	8,511,856	8,588,393	7,369,754
Debt	8,799,775	9,024,381	7,668,549	6,122,092	5,269,820
Finance lease liabilities, less current portion	288,419	283,882	200,702	217,428	186,122
Operating lease liabilities, less current portion	3,093,936	2,960,174	2,917,046	2,837,973	2,632,842
Stockholders’ deficit	(3,414,313)	(4,749,614)	(4,349,894)	(3,538,913)	(1,797,536)
Selected Operating Data
Number of stores at beginning of year	7,353	7,140	6,943	6,767	6,549
New stores	305	217	198	177	219
Closed stores	1	4	1	1	1
Net new stores	304	213	197	176	218
Relocated stores	9	6	12	13	12
Number of stores at end of year	7,657	7,353	7,140	6,943	6,767
AutoZone domestic commercial programs	6,098	5,898	5,682	5,342	5,179
Total Company Store Data
Inventory per store (in thousands)	$918	$837	$807	$812	$686
Total AutoZone store square footage (in thousands)	51,818	49,417	47,899	46,435	45,057
Average square footage per AutoZone store	6,767	6,721	6,709	6,688	6,658
Increase in AutoZone store square footage	4.9%	3.2%	3.2%	3.1%	3.6%
Average net sales per AutoZone store (in thousands)	$2,523	$2,505	$2,435	$2,329	$2,160
Net sales per AutoZone store average square foot	$374	$373	$363	$349	$325
Total employees at end of year (in thousands)	130	126	119	112	105
Inventory turnover(6)	1.4x	1.5x	1.5x	1.5x	1.5x
Accounts payable to inventory ratio	114.2%	119.5%	124.9%	129.5%	129.6%
After-tax return on invested capital(7)	41.3%	49.7%	55.4%	52.9%	41.0%
Adjusted debt to EBITDAR(8)	2.5	2.5	2.3	2.1	2.0
Net cash provided by operating activities (in thousands)(3)	$3,117,337	$3,004,116	$2,940,788	$3,211,135	$3,518,543
Cash flow before share repurchases and changes in debt (in thousands)(9)	$1,783,217	$1,791,635	$2,156,026	$2,599,636	$3,048,841
Share repurchases (in thousands)(5)(10)	$1,531,659	$3,170,320	$3,723,289	$4,359,991	$3,378,321
Number of shares repurchased (in thousands)	447	1,149	1,524	2,220	2,592

(1)  The fiscal year ended August 31, 2024 consisted of 53 weeks.
(2)  The 52 weeks ended August 28, 2021 was negatively impacted by pandemic related expenses, including Emergency Time-Off of approximately $43.0 million (pre-tax).
(3)  Fiscal 2025, 2024, 2023, 2022 and 2021 include excess tax benefits from stock option exercises of $58.2 million, $81.4 million, $92.2 million, $63.2 million, and $56.4 million, respectively.
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
(10) Share repurchases are inclusive of excise tax in fiscal 2025, 2024 and 2023. The excise tax is assessed at one percent of the fair market value of net stock repurchases after December 31, 2022.

Fiscal 2025 Compared with Fiscal 2024

For the fiscal year ended August 30, 2025, we had net sales of $18.9 billion compared with $18.5 billion for the year ended August 31, 2024, an increase of 2.4%. This growth was driven primarily by a domestic same store sales increase of 3.2% and net sales of $374.3 million from new domestic and international stores. Domestic commercial sales increased $329.5 million, or 6.7%, compared to fiscal 2024 domestic commercial sales.

Same store sales, or sales for our domestic and international stores open at least one year, are computed on a 52-week basis and are as follows:

	Fiscal Year Ended August
			Constant Currency (1)
	2025	2024	2025	2024
Domestic	3.2%	0.4%	3.2%	0.4%
International	(3.2%)	16.1%	9.3%	10.2%
Total Company	2.4%	2.1%	3.9%	1.4%

(1)	Constant currency same store sales exclude impacts from fluctuations of foreign exchange rates by converting both the current year and prior year international results at the prior year foreign currency exchange rate.

Gross profit for fiscal 2025 was $10.0 billion, or 52.6% of net sales, a 47 basis point decrease compared with $9.8 billion, or 53.1% of net sales for fiscal 2024. The decrease in gross margin was driven by 55 basis points ($64.0 million charge in the current year versus $40.0 million benefit in the prior year) from non-cash LIFO impact.

Operating, selling, general and administrative expenses for fiscal 2025 increased to $6.4 billion, or 33.6% of net sales, from $6.0 billion, or 32.6% of net sales for fiscal 2024. The increase in operating expenses as a percentage of sales was primarily driven by investments to support our growth initiatives.

Interest expense, net for fiscal 2025 was $475.8 million compared with $451.6 million during fiscal 2024. Average borrowings for fiscal 2025 were $9.0 billion, compared with $8.7 billion for fiscal 2024. Weighted average borrowing rates were 4.48% and 4.39% for fiscal 2025 and 2024, respectively.

Our effective income tax rate was 20.3% and 20.2% of pre-tax income for fiscal 2025 and fiscal 2024, respectively. The benefit from stock options exercised in fiscal 2025 was $58.2 million compared to $81.4 million in fiscal 2024 (see “Note E – Income Taxes” in the Notes to Consolidated Financial Statements).

Net income for fiscal 2025 decreased by 6.2% to $2.5 billion, and diluted earnings per share decreased 3.1% to $144.87 from $149.55 in fiscal 2024. The impact on the fiscal 2025 diluted earnings per share from stock repurchases was an increase of $0.26.

Fiscal 2024 Compared with Fiscal 2023

A discussion of changes in our results of operations from fiscal 2024 to fiscal 2023 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, filed with the United States Securities and Exchange Commission on October 28, 2024, which is available free of charge on the SEC’s website at www.sec.gov and at www.autozone.com, by clicking “Investor Relations” located at the bottom of the page.

Quarterly Periods

Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consisted of 16 weeks in 2025, 17 weeks in 2024 and 16 weeks in 2023. Because the fourth quarter contains seasonally high sales volume and consists of 16 or 17 weeks, compared with 12 weeks for each of the first three quarters, our fourth quarter represents a disproportionate share of our annual net sales and net income. The fourth quarter of fiscal year 2025 represented 33.0% of annual sales and 33.5% of net income; the fourth quarter of fiscal year 2024 represented

33.6% of annual sales and 33.9% of net income; and the fourth quarter of fiscal year 2023 represented 32.6% of annual sales and 34.2% of net income.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. We believe that our cash generated from operating activities, available cash reserves and available credit, supplemented with our long-term borrowings will provide ample liquidity to fund our operations while allowing us to make strategic investments to support growth initiatives and return excess cash to shareholders in the form of share repurchases. As of August 30, 2025, we held $271.8 million of cash and cash equivalents, as well as $2.2 billion in undrawn capacity on our revolving credit facility, without giving effect to commercial paper borrowings. We believe our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, repay our debt as it becomes due and fund our share repurchases over the short-term and long-term. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary.

Net cash provided by operating activities was $3.1 billion in 2025, $3.0 billion in 2024 and $2.9 billion in 2023. Cash flows from operations increased slightly over last year primarily due to favorable changes in deferred income taxes.

Our net cash flows used in investing activities were $1.4 billion, $1.3 billion and $876.2 million in fiscal 2025, 2024 and 2023, respectively. The increase in net cash used in investing activities in fiscal 2025 was primarily due to an increase in capital expenditures. We invested $1.3 billion, $1.1 billion and $796.7 million in capital assets in fiscal 2025, 2024 and 2023, respectively. The increase in capital expenditures from fiscal 2024 to fiscal 2025 was primarily driven by our growth initiatives, including investments in new stores and hub and mega hub store expansions. We had net new store openings of 304, 213 and 197 for fiscal 2025, 2024 and 2023, respectively. We invest a portion of our assets held by our wholly owned insurance captive in marketable debt securities. We purchased marketable debt securities of $64.5 million, $38.8 million and $66.9 million in fiscal 2025, 2024 and 2023, respectively. We had proceeds from the sale of marketable debt securities of $63.3 million, $40.8 million and $58.4 million in fiscal 2025, 2024 and 2023, respectively. Our net investment in tax credit equity investments was $111.8 million, $227.5 million and $98.0 million in fiscal 2025, 2024 and 2023, respectively.

Net cash used in financing activities was $1.7 billion, $1.7 billion and $2.1 billion in fiscal 2025, 2024 and 2023, respectively. The net cash used in financing activities reflected purchases of treasury stock, which totaled $1.6 billion, $3.1 billion and $3.7 billion for fiscal 2025, 2024 and 2023, respectively. The treasury stock purchases in fiscal 2025, 2024 and 2023 were primarily funded by cash flows from operations and increased borrowings in fiscal 2024 and 2023. During the year ended August 30, 2025, we repaid our $400 million 3.250% Senior Notes and $500 million 3.625% Senior Notes due April 2025 and issued $500 million of new debt compared to $2.3 billion in 2024 and $1.8 billion in 2023. In fiscal years 2025 and 2023 the proceeds from the issuance of debt were used for general corporate purposes. In fiscal year 2024 the proceeds from the issuance of debt were used to repay a portion of our commercial paper borrowings and for general corporate purposes.

The Company had net proceeds from commercial paper and short-term borrowings of $168.6 million during fiscal 2025, net repayments of commercial paper and short-term borrowings of $629.6 million during fiscal 2024 and net proceeds from the issuance of commercial paper and short-term borrowings of $606.2 million during fiscal 2023.

During fiscal 2026, we expect to moderately increase the investment in our business as compared to fiscal 2025. Our investments are expected to be directed primarily to our growth initiatives, including new stores and expanded hub and mega hub stores. The amount of investments in our new stores is impacted by different factors, including whether the building and land are purchased (requiring higher investment) or leased (generally lower investment) and whether such buildings are located in the U.S., Mexico or Brazil, or located in urban or rural areas.

In addition to building and land costs, our new stores and distribution centers require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our suppliers’ ability to factor their receivables from us. The Company has arrangements with third-party financial institutions to confirm invoice balances owed by the Company to certain suppliers and pay the financial institutions the confirmed amounts on the invoice due dates. These arrangements allow the Company’s inventory suppliers, at their sole discretion, to enter into agreements with these financial institutions to finance the Company’s obligations to the suppliers at terms negotiated between the suppliers and the financial institutions. Supplier participation is optional and our obligations to our suppliers, including the amount and dates due, are not impacted by our suppliers’ decision to enter into an agreement with a third-party financial institution. A downgrade in our credit ratings or changes in the financial markets could limit the financial institutions’ and our suppliers’ willingness to participate in these arrangements. We plan to continue negotiating extended terms with our suppliers, benefitting our working capital and resulting in a high accounts payable to inventory ratio. We had an accounts payable to inventory ratio of 114.2% at August 30, 2025, and 119.5% at August 31, 2024.

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

Our cash balances are held in various locations around the world. As of August 30, 2025, and August 31, 2024, cash and cash equivalents of $79.1 million and $99.8 million, respectively, were held outside of the U.S. and were generally utilized to support the liquidity needs in our foreign operations.

For the fiscal year ended August 30, 2025, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP measure, was 41.3% as compared to 49.7% for the prior year. Adjusted ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Debt Facilities

On November 15, 2024, we amended our existing revolving credit facility (as amended from time to time, the “Revolving Credit Agreement”), to extend the termination date by one year. As amended, the Revolving Credit Agreement will terminate, and all amounts borrowed will be due and payable, on November 15, 2028. Revolving borrowings under the Revolving Credit Agreement may be base rate loans, Term Secured Overnight Financing Rate (“SOFR”) loans, or a combination of both, at our election. The Revolving Credit Agreement includes (i) a $75 million sublimit for swingline loans, (ii) a $50 million individual issuer letter of credit sublimit and (iii) a $250 million aggregate sublimit for all letters of credit.

Covenants under our Revolving Credit Agreement include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances.

As of August 30, 2025, we had no outstanding borrowings and $1.7 million of outstanding letters of credit under the Revolving Credit Agreement.

The Revolving Credit Agreement requires that our consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.5:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. Our consolidated interest coverage ratio as of August 30, 2025, was 5.1:1.

We also maintained a letter of credit facility that allowed us to request the participating bank to issue letters of credit on our behalf up to an aggregate amount of $25 million. The letter of credit facility was in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of August 31, 2024, we had no letters of credit outstanding under the letter of credit facility, which was terminated in September 2024.

In addition to the outstanding letters of credit issued under the Revolving Credit Agreement discussed above, we had $149.1 million in letters of credit outstanding as of August 30, 2025. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of August 30, 2025, the $748.6 million of commercial paper borrowings, the $400 million 3.125% Senior Notes due April 2026 and the $450 million 5.050% Senior Notes due July 2026 were classified as long-term in the Consolidated Balance Sheets as we have the current ability and intent to refinance them on a long-term basis through available capacity in our revolving credit facility. As of August 30, 2025, we had $2.2 billion of availability under our Revolving Credit Agreement, which would allow us to replace these short-term obligations with a long-term financing facility.

On April 15, 2025, we repaid the $400 million 3.250% Senior Notes due April 2025 and our $500 million 3.625% Senior Notes due April 2025.

On April 18, 2024, we repaid the $300 million 3.125% Senior Notes due April 2024.

On July 17, 2023, we repaid the $500 million 3.125% Senior Notes due July 2023.

On January 17, 2023, we repaid the $300 million 2.875% Senior Notes due January 2023.

On April 14, 2025, we issued $500 million 5.125% Senior Notes due June 2030 under our automatic shelf registration statement on Form S-3, filed with the SEC on July 19, 2022 (File No. 333-266209) (the “2022 Shelf Registration Statement”). The 2022 Shelf Registration Statement allowed us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store or distribution center openings, stock repurchases and acquisitions. Proceeds from the debt issuance were used for general corporate purposes.

On June 28, 2024, we issued $600 million in 5.100% Senior Notes due July 2029 and $700 million 5.400% Senior Notes due July 2034 under the 2022 Shelf Registration Statement. Proceeds from the debt issuance were used to repay a portion of our outstanding commercial paper borrowings and for other general corporate purposes.

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

As of August 30, 2025, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

For the fiscal years ended August 30, 2025, and August 31, 2024, our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.5:1 for both periods. We calculate adjusted debt as the sum of total debt, finance lease liabilities and rent times six; and we calculate adjusted EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based compensation expense to net income. We target our debt levels to a specified ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings and believe this is important information for the management of our debt levels. To the extent adjusted EBITDAR increases, we expect our debt levels to increase; conversely, if adjusted EBITDAR decreases, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors (the “Board”). On June 19, 2024, the Board voted to increase the repurchase authorization by $1.5 billion, bringing the total authorization to $39.2 billion. From January 1998 to August 30, 2025, we have repurchased a total of 155.6 million shares at an aggregate cost of $38.5 billion. We repurchased 0.4 million, 1.1 million and 1.5 million shares of common stock at an aggregate cost of $1.5 billion, $3.2 billion and $3.7 billion during fiscal 2025, 2024 and 2023, respectively. Considering cumulative repurchases as of August 30, 2025 we had $632.3 million remaining under the Board’s authorization to repurchase our common stock. We will continue to evaluate current and expected business conditions and adjust the level of share repurchases under our share repurchase program in a manner that is consistent with our capital allocation strategy or as we otherwise deem appropriate.

Cash flow before share repurchases and changes in debt was $1.8 billion, $1.8 billion and $2.2 billion for the fiscal year ended August 30, 2025, August 31, 2024 and August 26, 2023, respectively. Cash flow before share repurchases and changes in debt is calculated as the net increase or decrease in cash and cash equivalents less net increases or decreases in debt (excluding deferred financing costs) plus share repurchases. We use cash flow before share repurchases and changes in debt to calculate the cash flows remaining and available. We believe this is important information regarding our allocation of available capital where we prioritize investments in the business and utilize the remaining funds to repurchase shares, while maintaining debt levels that support our investment grade credit ratings. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

On October 8, 2025, the Board voted to authorize the repurchase of an additional $1.5 billion of our common stock in connection with our ongoing share repurchase program. Since the inception of the repurchase program in 1998, the Board has authorized $40.7 billion in share repurchases. Subsequent to August 30, 2025, and through October 20, 2025, we have repurchased 51,543 shares of common stock at an aggregate cost of $215.6 million. Considering the cumulative repurchases and the increase in authorization subsequent to August 30, 2025, and through October 20, 2025, we have $1.9 billion remaining under the Board’s authorization to repurchase our common stock.

Financial Commitments

The following table shows our significant contractual obligations as of August 30, 2025:

	Total	Payment Due by Period
	Contractual	Less than	Between	Between	Over
(in thousands)	Obligations	1 year	1‑3 years	3‑5 years	5 years

Debt(1)	$8,848,600	$1,598,600	$1,050,000	$2,800,000	$3,400,000
Interest payments(2)	1,951,388	370,125	637,175	489,950	454,138
Operating leases(3)	4,382,768	424,466	891,971	779,934	2,286,397
Finance leases(3)	464,987	112,918	223,305	88,985	39,779
Self-insurance reserves(4)	280,103	82,630	105,300	45,436	46,737
Construction commitments	130,480	130,480	—	—	—
Transferable federal tax credits	207,156	207,156	—	—	—
	$16,265,482	$2,926,375	$2,907,751	$4,204,305	$6,227,051

(1)	Debt balances represent principal maturities, excluding interest, discounts, and debt issuance costs.
(2)	Represents obligations for interest payments on long-term debt.
(3)	Operating and finance lease obligations include related interest in accordance with ASU 2016-02, Leases (Topic 842).
(4)	Self-insurance reserves reflect estimates based on actuarial calculations and are presented net of insurance receivables. Although these obligations do not have scheduled maturities, the timing of future payments is predictable based upon historical patterns. Accordingly, we reflect the net present value of these obligations in our Consolidated Balance Sheets.

Our tax liability for uncertain tax positions, including interest and penalties, was $22.3 million at August 30, 2025. Approximately $4.2 million is classified as current liabilities and $18.1 million is classified as long-term liabilities. We did not reflect these obligations in the table above as we are unable to make an estimate of the timing of payments of the long-term liabilities due to uncertainties in the timing and amounts of the settlement of these tax positions.

Off-Balance Sheet Arrangements

The following table reflects outstanding letters of credit and surety bonds as of August 30, 2025:

Total
Other
(in thousands)	Commitments

Standby letters of credit	$150,761
Surety bonds	100,496
$251,257

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

Reconciliation of Non-GAAP Financial Measure: Cash Flow Before Share Repurchases and Changes in Debt

The following table reconciles net increase (decrease) in cash and cash equivalents to cash flow before share repurchases and changes in debt, which is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands)	2025	2024	2023	2022	2021

Net cash provided by/(used in):
Operating activities	$3,117,337	$3,004,116	$2,940,788	$3,211,135	$3,518,543
Investing activities	(1,400,430)	(1,286,506)	(876,178)	(648,099)	(601,778)
Financing activities	(1,746,819)	(1,683,736)	(2,060,082)	(3,470,497)	(3,500,417)
Effect of exchange rate changes on cash	3,543	(12,756)	8,146	506	4,172
Net increase/(decrease) in cash and cash equivalents	(26,369)	21,118	12,674	(906,955)	(579,480)
Less: increase/(decrease) in debt, excluding deferred financing costs	(231,400)	1,370,400	1,556,200	853,400	(250,000)
Plus: Share repurchases	1,578,186	3,140,917	3,699,552	4,359,991	3,378,321
Cash flow before share repurchases and changes in debt	$1,783,217	$1,791,635	$2,156,026	$2,599,636	$3,048,841

Reconciliation of Non-GAAP Financial Measure: Adjusted After-tax ROIC

The following table calculates the percentage of ROIC. ROIC is calculated as after-tax operating profit (excluding rent) divided by invested capital (which includes a factor to capitalize operating leases). The ROIC percentages are presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands, except percentage)	2025	2024(1)	2023	2022	2021

Net income	$2,498,247	$2,662,427	$2,528,426	$2,429,604	$2,170,314
Adjustments:
Interest expense, net	475,824	451,578	306,372	191,638	195,337
Rent expense(2)	463,031	447,693	406,398	373,278	345,380
Tax effect(3)	(190,588)	(181,653)	(143,980)	(119,197)	(114,091)
Adjusted after-tax return	$3,246,514	$3,380,045	$3,097,216	$2,875,323	$2,596,940

Average debt(4)	$8,948,381	$8,580,659	$6,900,354	$5,712,301	$5,416,471
Average stockholders’ deficit(4)	(4,253,805)	(4,797,747)	(4,042,495)	(2,797,181)	(1,397,892)
Add: Rent x 6(2)(5)	2,778,186	2,686,158	2,438,388	2,239,668	2,072,280
Average finance lease liabilities(4)	396,323	329,225	296,599	284,453	237,267
Invested capital	$7,869,085	$6,798,295	$5,592,846	$5,439,241	$6,328,126

Adjusted after-tax ROIC	41.3%	49.7%	55.4%	52.9%	41.0%

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

	Fiscal Year Ended August
(in thousands, except ratio)	2025	2024(1)	2023	2022	2021

Net income	$2,498,247	$2,662,427	$2,528,426	$2,429,604	$2,170,314
Add: Interest expense, net	475,824	451,578	306,372	191,638	195,337
Income tax expense	636,085	674,703	639,188	649,487	578,876
EBIT	3,610,156	3,788,708	3,473,986	3,270,729	2,944,527
Add: Depreciation and amortization expense	613,199	549,755	497,577	442,223	407,683
Rent expense(2)	463,031	447,693	406,398	373,278	345,380
Share-based expense	124,717	106,246	93,087	70,612	56,112
EBITDAR	$4,811,103	$4,892,402	$4,471,048	$4,156,842	$3,753,702

Debt	$8,799,775	$9,024,381	$7,668,549	$6,122,092	$5,269,820
Financing lease liabilities	399,940	399,441	287,618	310,305	276,054
Add: Rent x 6(2)(5)	2,778,186	2,686,158	2,438,388	2,239,668	2,072,280
Adjusted debt	$11,977,901	$12,109,980	$10,394,555	$8,672,065	$7,618,154

Adjusted debt to EBITDAR	2.5	2.5	2.3	2.1	2.0

(1)	The fiscal year ended August 31, 2024, consisted of 53 weeks.
(2)	The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per Financial Accounting Standards Codification (“ASC”) 842, the most directly comparable GAAP financial measure, for the 52 weeks ended August 30, 2025, the 53 weeks ended August 31, 2024, and the 52 weeks ended August 26, 2023, August 27,2022, and August 28, 2021.

	Fiscal Year Ended August
(in thousands)	2025	2024	2023	2022	2021

Total lease cost, per ASC 842	$626,625	$588,835	$524,283	$470,563	$427,443
Less: Finance lease interest and amortization	(119,801)	(103,670)	(86,521)	(69,564)	(56,334)
Less: Variable operating lease components, related to insurance and common area maintenance	(43,793)	(37,472)	(31,364)	(27,721)	(25,729)
Rent expense	$463,031	$447,693	$406,398	$373,278	$345,380

(3)	For fiscal 2025, 2024, 2023, 2022 and 2021, the effective tax rate was 20.3%, 20.2%, 20.2%, 21.1% and 21.1%, respectively.
(4)	All averages are computed based on trailing five quarters.
(5)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.

Reconciliation of Non-GAAP Financial Measure: Fiscal 2024 Results Excluding Impact of 53rd Week:

The following table summarizes the impact of the additional week to the 53 week fiscal year ended August 31, 2024.

(in thousands, except per share)	Fiscal 2024 Results of Operations	Results of Operations for 53rd Week	Fiscal 2024 Results of Operations Excluding 53rd Week

Net sales	$18,490,268	$(365,879)	$18,124,389
Cost of sales	8,673,216	(176,855)	8,496,361
Gross profit	9,817,052	(189,024)	9,628,028
Operating, selling, general and administrative expenses	6,028,344	(102,278)	5,926,066
EBIT	3,788,708	(86,746)	3,701,962
Interest expense, net	451,578	(9,009)	442,569
Income before taxes	3,337,130	(77,737)	3,259,393
Income tax expense	674,703	(17,024)	657,679
Net income	$2,662,427	$(60,713)	$2,601,714
Diluted earnings per share	$149.55	$(3.41)	$146.14

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

Self-Insurance Reserves

We retain a significant portion of the risks associated with workers’ compensation, general and product liability, property and vehicle insurance; and we obtain third party insurance to limit the exposure related to certain of these risks. Our self-insurance reserve estimates totaled $268.8 million at August 30, 2025, and $257.7 million at August 31, 2024. Where estimates are possible, losses covered by insurance are recognized on a gross basis with a corresponding insurance receivable.

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

Management believes that the various assumptions developed and actuarial methods used to determine our self- insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management, and as a result these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about healthcare costs, the severity of accidents and the incidence of illness, the average size of claims and other factors could cause actual claim costs to vary from our assumptions and estimates, causing our reserves to be overstated or understated. A 10% change in our self-insurance liability would have affected net income by approximately $20.0 million for fiscal 2025.

Our liabilities for workers’ compensation, general and product liability, property and vehicle claims do not have scheduled maturities; however, the timing of future payments is predictable based on historical patterns and is relied upon in determining the current portion of these liabilities. Accordingly, we reflect the net present value of the obligations we determine to be long-term using the risk-free interest rate as of the balance sheet dates.

If the discount rate used to calculate the present value of these reserves changed by 25 basis points, net income would have been affected by approximately $1.3 million for fiscal 2025.

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

We have historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. We reflect the current fair value of all interest rate hedge instruments as a component of either other current assets or accrued expenses and other. Our interest rate hedge instruments are designated as cash flow hedges. As of August 30, 2025, and August 31, 2024, no such interest rate swaps were outstanding.

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

The fair value of our debt was estimated at $8.9 billion as of August 30, 2025, and $9.0 billion as of August 31, 2024, based on the quoted market prices for the same or similar debt issues or on the current rates available to us for debt having the same remaining maturities. Such fair value is greater than the carrying value of debt by $94.4 million and $3.5 million at August 30, 2025, and August 31, 2024, respectively. This amount reflects face amount, adjusted for any unamortized debt issuance costs and discounts.

We had $748.6 million and $580.0 million in variable rate debt outstanding at August 30, 2025, and August 31, 2024, respectively.

We had outstanding fixed rate debt of $8.1 billion, net of unamortized debt issuance costs of $48.8 million, at August 30, 2025, and $8.4 billion, net of unamortized debt issuance costs of $55.6 million, at August 31, 2024. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by approximately $443.7 million at August 30, 2025.

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

We view our investments in Mexican subsidiaries as long-term. As a result, we generally do not hedge these net investments. The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the year-end exchange rates was $893.1 million at August 30, 2025, and $478.4 million at August 31, 2024. The year-end exchange rates with respect to the Mexican peso increased by 5.9% with respect to the U.S. dollar during fiscal 2025 and decreased by 17.9% with respect to the U.S. dollar during fiscal 2024. The potential loss in value of our net assets in the Mexican subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at August 30, 2025, and August 31, 2024, would have been approximately $81.2 million and approximately $43.5 million, respectively. Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the foreign currency translation component of Accumulated Other Comprehensive Loss, unless the Mexican subsidiaries are sold or otherwise disposed. A hypothetical 10 percent adverse change in average exchange rates would not have a material impact on our results of operations.

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of August 30, 2025, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of August 30, 2025.

Our independent registered public accounting firm, Ernst & Young LLP (PCAOB ID: 42), audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting as of August 30, 2025, is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AutoZone, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AutoZone, Inc.’s internal control over financial reporting as of August 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AutoZone, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 30, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 30, 2025 and August 31, 2024, the related consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended August 30, 2025, and the related notes and our report dated October 27, 2025 expressed an unqualified opinion thereon.

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
October 27, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AutoZone, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AutoZone, Inc. (the Company) as of August 30, 2025 and August 31, 2024, the related consolidated statements of income, comprehensive income, stockholders' deficit and cash flows for each of the three years in the period ended August 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 30, 2025 and August 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended August 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 27, 2025 expressed an unqualified opinion thereon.

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

At August 30, 2025, the Company’s self-insurance reserve estimate was $268.8 million. As more fully described in Note A of the consolidated financial statements, the Company retains a significant portion of the risks associated with workers’ compensation, general and product liability, property and vehicle insurance. The self-insurance reserves are accrued based upon discounted estimates of the liability for claims incurred and for events that have occurred but have not been reported using certain third-party actuarial projections and the Company’s claim loss experience.

How We Addressed the Matter in Our Audit

Auditing the insurance reserve was complex and judgmental due to the actuarial valuation methods and assumptions related to the loss development factors and loss trends.

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the valuation of the self-insurance reserve. This included management’s review of the actuarial valuation methods and the assumptions related to the loss development factors and loss trends.

To test the valuation of the Company’s self-insurance reserve, we performed audit procedures that included, among others, assessing the appropriateness of the actuarial valuation methods and testing the significant assumptions discussed above. We also developed an independent range of reserves for comparison to the Company’s recorded amounts, using standard actuarial methods. We involved our actuarial specialists to assist with our audit procedures.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1988.

Memphis, Tennessee

October 27, 2025

AutoZone, Inc. Consolidated Statements of Income

	Year Ended
	August 30,	August 31,	August 26,
	2025	2024	2023
(in thousands, except per share data)	(52 weeks)	(53 weeks)	(52 weeks)

Net sales	$18,938,717	$18,490,268	$17,457,209
Cost of sales, including warehouse and delivery expenses	8,972,243	8,673,216	8,386,787
Gross profit	9,966,474	9,817,052	9,070,422
Operating, selling, general and administrative expenses	6,356,318	6,028,344	5,596,436
Operating profit	3,610,156	3,788,708	3,473,986
Interest expense, net	475,824	451,578	306,372
Income before income taxes	3,134,332	3,337,130	3,167,614
Income tax expense	636,085	674,703	639,188
Net income	$2,498,247	$2,662,427	$2,528,426

Weighted average shares for basic earnings per share	16,789	17,309	18,510
Effect of dilutive stock equivalents	456	494	593
Weighted average shares for diluted earnings per share	17,245	17,803	19,103

Basic earnings per share	$148.80	$153.82	$136.60
Diluted earnings per share	$144.87	$149.55	$132.36

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Statements of Comprehensive Income

	Year Ended
	August 30,	August 31,	August 26,
	2025	2024	2023
(in thousands)	(52 weeks)	(53 weeks)	(52 weeks)

Net income	$2,498,247	$2,662,427	$2,528,426
Other comprehensive income (loss):
Foreign currency translation adjustments	74,236	(174,715)	103,633
Unrealized gains on marketable debt securities, net of taxes	618	2,151	320
Net derivative activities, net of taxes	1,754	1,782	5,747
Total other comprehensive income (loss)	76,608	(170,782)	109,700
Comprehensive income	$2,574,855	$2,491,645	$2,638,126

(1)

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Balance Sheets

	August 30,	August 31,
(in thousands)	2025	2024

Assets
Current assets:
Cash and cash equivalents	$271,803	$298,172
Accounts receivable	670,137	545,575
Merchandise inventories	7,025,688	6,155,218
Other current assets	373,751	307,794
Total current assets	8,341,379	7,306,759

Property and equipment:
Land	1,474,433	1,390,713
Buildings and improvements	5,793,043	5,124,448
Equipment	3,558,814	3,308,967
Leasehold improvements	1,082,339	922,466
Construction in progress	643,699	558,531
Property and equipment	12,552,328	11,305,125
Less: Accumulated depreciation and amortization	(5,489,819)	(5,121,586)
	7,062,509	6,183,539

Operating lease right-of-use assets	3,194,666	3,057,780
Goodwill	302,645	302,645
Deferred income taxes	118,433	83,689
Other long-term assets	335,692	242,126
Total long-term assets	3,951,436	3,686,240
Total assets	$19,355,324	$17,176,538

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,025,590	$7,355,701
Current portion of operating lease liabilities	283,564	266,855
Accrued expenses and other	1,151,536	1,060,746
Income taxes payable	58,707	30,941
Total current liabilities	9,519,397	8,714,243

Long-term debt	8,799,775	9,024,381
Operating lease liabilities, less current portion	3,093,936	2,960,174
Deferred income taxes	520,510	447,067
Other long-term liabilities	836,019	780,287

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 16,927 shares issued and 16,665 shares outstanding as of August 30, 2025; 17,451 shares issued and 16,926 shares outstanding as of August 31, 2024	169	175
Additional paid-in capital	1,843,779	1,621,553
Retained deficit	(3,975,852)	(4,424,982)
Accumulated other comprehensive loss	(285,010)	(361,618)
Treasury stock, at cost	(997,399)	(1,584,742)
Total stockholders’ deficit	(3,414,313)	(4,749,614)
Total liabilities and stockholders' deficit	$19,355,324	$17,176,538

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Statements of Cash Flows

	Year Ended
	August 30,	August 31,	August 26,
	2025	2024	2023
(in thousands)	(52 weeks)	(53 weeks)	(52 weeks)

Cash flows from operating activities:
Net income	$2,498,247	$2,662,427	$2,528,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	613,199	549,755	497,577
Other non-cash charges (income)	64,000	(40,000)	44,000
Amortization of debt origination fees	12,840	11,988	9,264
Deferred income taxes	115,389	(254,393)	(25,707)
Share-based compensation expense	124,717	106,246	93,087
Changes in operating assets and liabilities:
Accounts receivable	(118,606)	(38,282)	(6,674)
Merchandise inventories	(893,908)	(453,101)	(89,180)
Accounts payable and accrued expenses	657,408	244,134	(183,679)
Income taxes	68,447	296,398	92,832
Other, net	(24,396)	(81,056)	(19,158)
Net cash provided by operating activities	3,117,337	3,004,116	2,940,788

Cash flows from investing activities:
Capital expenditures	(1,327,257)	(1,072,696)	(796,657)
Purchase of marketable debt securities	(64,504)	(38,757)	(66,917)
Proceeds from sale of marketable debt securities	63,326	40,849	58,357
Investment in tax credit equity investments	(111,815)	(227,494)	(98,003)
Other, net	39,820	11,592	27,042
Net cash used in investing activities	(1,400,430)	(1,286,506)	(876,178)

Cash flows from financing activities:
Net proceeds from (payments of) commercial paper	168,600	(629,600)	606,200
Proceeds from issuance of debt	500,000	2,300,000	1,750,000
Repayment of debt	(900,000)	(300,000)	(800,000)
Net proceeds from sale of common stock	172,297	176,236	182,494
Purchase of treasury stock	(1,578,186)	(3,140,917)	(3,699,552)
Repayment of principal portion of finance lease liabilities	(96,154)	(85,258)	(81,055)
Other, net	(13,376)	(4,197)	(18,169)
Net cash used in financing activities	(1,746,819)	(1,683,736)	(2,060,082)

Effect of exchange rate changes on cash	3,543	(12,756)	8,146

Net (decrease) increase in cash and cash equivalents	(26,369)	21,118	12,674
Cash and cash equivalents at beginning of period	298,172	277,054	264,380
Cash and cash equivalents at end of period	$271,803	$298,172	$277,054

Supplemental cash flow information:
Interest paid, net of interest cost capitalized	$413,026	$353,819	$260,866
Income taxes paid	$313,488	$437,552	$570,250
Leased assets obtained in exchange for new finance lease liabilities	$95,759	$196,112	$58,316
Leased assets obtained in exchange for new operating lease liabilities	$533,197	$415,212	$428,150

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Statements of Stockholders’ Deficit

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 27, 2022	20,732	$207	$1,354,252	$(1,330,067)	$(300,536)	$(3,262,769)	$(3,538,913)
Net income	—	—	—	2,528,426	—	—	2,528,426
Total other comprehensive income	—	—	—	—	109,700	—	109,700
Purchase of 1,524 shares of treasury stock	—	—	—	—	—	(3,723,289)	(3,723,289)
Retirement of treasury shares	(2,051)	(20)	(143,440)	(4,157,637)	—	4,301,097	—
Issuance of common stock under stock options and stock purchase plans	255	2	182,492	—	—	—	182,494
Share-based compensation expense	—	—	91,688	—	—	—	91,688
Balance at August 26, 2023	18,936	189	1,484,992	(2,959,278)	(190,836)	(2,684,961)	(4,349,894)
Net income	—	—	—	2,662,427	—	—	2,662,427
Total other comprehensive loss	—	—	—	—	(170,782)	—	(170,782)
Purchase of 1,149 shares of treasury stock	—	—	—	—	—	(3,170,320)	(3,170,320)
Retirement of treasury shares	(1,703)	(17)	(142,391)	(4,128,131)	—	4,270,539	—
Issuance of common stock under stock options and stock purchase plans	218	3	176,233	—	—	—	176,236
Share-based compensation expense	—	—	102,719	—	—	—	102,719
Balance at August 31, 2024	17,451	175	1,621,553	(4,424,982)	(361,618)	(1,584,742)	(4,749,614)
Net income	—	—	—	2,498,247	—	—	2,498,247
Total other comprehensive income	—	—	—	—	76,608	—	76,608
Purchase of 447 shares of treasury stock	—	—	—	—	—	(1,531,659)	(1,531,659)
Retirement of treasury shares	(710)	(7)	(69,878)	(2,049,117)	—	2,119,002	—
Issuance of common stock under stock options and stock purchase plans	186	1	172,295	—	—	—	172,296
Share-based compensation expense	—	—	119,809	—	—	—	119,809
Balance at August 30, 2025	16,927	$169	$1,843,779	$(3,975,852)	$(285,010)	$(997,399)	$(3,414,313)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

Business: AutoZone, Inc. (“AutoZone” or the “Company”) is a leading retailer and distributor of automotive replacement parts and accessories in the Americas. At the end of fiscal 2025, the Company operated 6,627 stores in the U.S., 883 stores in Mexico and 147 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At the end of fiscal 2025, in 6,098 of the domestic stores as well as the vast majority of our stores in Mexico and Brazil, we had a commercial sales program that provided prompt delivery of parts and other products and commercial credit to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts. We also sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. Additionally, the Company sells the ALLDATA brand automotive diagnostic, repair, collision and shop management software through www.alldata.com. The Company also provides product information on its Duralast branded products through www.duralastparts.com. The Company does not derive revenue from automotive repair or installation services.

Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks ending on the last Saturday in August. Fiscal 2025 and 2023 represented 52 weeks. Fiscal 2024 represented 53 weeks.

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

The Company considers its investments in these tax credit funds as investments in variable interest entities (“VIEs”). The Company evaluates the investment in any VIE to determine whether it is the primary beneficiary. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. As of August 30, 2025, the Company held tax credit equity investments that were deemed to be VIEs and determined that it was not the primary beneficiary of the entities, as it did not have the power to direct the activities that most significantly impacted the entities and accounted for these investments using the equity method. The Company’s maximum exposure to losses is generally limited to its net investment, which was $60.8 million as of August 30, 2025, and $53.9 million as of August 31, 2024 and was included within the Other long-term assets caption in the accompanying Consolidated Balance Sheets.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash equivalents consist of investments with original maturities of 90 days or less. Cash equivalents include proceeds due from credit and debit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash and cash equivalents were $105.0 million at August 30, 2025, and $91.5 million at August 31, 2024.

Cash balances are held in various locations around the world. Cash and cash equivalents of $79.1 million and $99.8 million were held outside of the U.S. as of August 30, 2025, and August 31, 2024, respectively, and were generally utilized to support the liquidity needs in foreign operations.

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

Receivables are presented net of an allowance for credit losses. Allowances for expected credit losses are determined based on historical experience, the current economic environment, our expectations of future economic conditions and the current evaluation of the composition of accounts receivable. The Company will apply adjustments for specific factors and current economic conditions as needed at each reporting date. The Company’s allowance for credit losses is included in “Accounts receivable” on the accompanying Consolidated Balance Sheets as of August 30, 2025, and August 31, 2024. The balance of the allowance for credit losses was $11.7 million at August 30, 2025, and $10.3 million at August 31, 2024.

Vendor Receivables: The Company’s vendor receivables primarily consist of balances arising from its vendors through a variety of programs and arrangements, including rebates, allowances, promotional funds and reimbursement of specific, incremental, identifiable costs incurred by the Company in selling the vendors’ products. The amounts to be received are prescribed by the terms of the vendor agreements and therefore collection of such amounts is generally not at risk. The Company regularly reviews vendor receivables for collectability and assesses the need for an allowance for credit losses based on an evaluation of the vendors’ financial positions and corresponding abilities to meet financial obligations. Management does not believe there is a reasonable likelihood that the Company will be unable to collect the receivables from vendors and did not record a reserve for expected credit losses from vendors in the Consolidated Financial Statements as of August 30, 2025, and August 31, 2024. Vendor receivables are included in “Accounts receivable” on the accompanying Consolidated Balance Sheets as of August 30, 2025, and August 31, 2024.

Merchandise Inventories: Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or market for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. The Company’s policy is not to write up inventory in excess of replacement cost. Due to recent price changes on the Company’s merchandise purchases, primarily due to inflation driven by tariffs, the Company’s LIFO credit reserve balance was $83.0 million at August 30, 2025, and $19.0 million at August 31, 2024. Increases to the Company’s LIFO credit reserve balance are recorded as a non-cash charge to cost of sales and decreases are recorded as a non-cash benefit to cost of sales.

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

Property and Equipment: Property and equipment is stated at cost. Property consists of land, which includes finance leases – real estate, buildings and improvements, equipment, which includes finance leases – vehicles, and construction in progress (CIP). CIP represents costs incurred for the construction of retail store locations, renovations of existing stores, and the development of distribution centers. Assets recorded as CIP are not depreciated until the assets are placed in service. Depreciation and amortization are computed principally using the straight-line method over the following estimated useful lives: buildings, 40 to 50 years; building improvements, 5 to 15 years; equipment, including software, 3 to 10 years; and leasehold improvements, over the shorter of the asset’s estimated useful life or the remaining lease term, which includes any reasonably assured renewal periods. Depreciation and amortization include amortization of assets under finance leases.

Cloud Computing Arrangements: The Company capitalizes implementation costs associated with its cloud computing arrangements when incurred, consistent with the treatment of costs capitalized for internal use software. These costs begin amortization once the related software is placed in service and will be amortized over the remaining non-cancellable term of the hosting agreement, plus any renewal periods that are reasonably certain to be exercised, and are recorded within Operating, selling, general and administrative expenses in the Company’s Consolidated Statements of Income, the same line item as the related hosting fees. No amortization expenses have been recorded in the year ended August 30, 2025, or the comparable prior year periods. At August 30, 2025, capitalized cloud-based enterprise resource planning (ERP) software implementation costs were $1.6 million recorded within Other current assets and $29.6 million recorded within Other long-term assets on the Company's Condensed Consolidated Balance Sheets. No cloud-based software implementation costs were recorded at August 31, 2024. Cloud computing arrangement implementation costs are classified within operating activities in the Company’s Statements of Cash Flows.

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

Goodwill: The cost in excess of fair value of identifiable net assets of businesses acquired is recorded as goodwill. In accordance with ASC 350, Intangibles – Goodwill and Other, an analysis is performed at least annually to compare the fair value of the reporting unit to the carrying amount to determine if any impairment exists. The Company had approximately $302.6 million of goodwill at August 30, 2025, and August 31, 2024. The Company performs its annual impairment assessment in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. In the fourth quarter of fiscal 2025 and 2024, the Company concluded its remaining goodwill was not impaired.

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

Foreign Currency: The Company accounts for its foreign operations using the local market currency and converts its financial statements from these currencies to U.S. dollars. The cumulative loss on currency translation is recorded as a component of Accumulated Other Comprehensive Loss (Refer to “Note L – Accumulated Other Comprehensive Loss” for additional information regarding the Company’s Accumulated Other Comprehensive Loss.)

Self-Insurance Reserves: The Company retains a significant portion of the risks associated with workers’ compensation, general and product liability, property and vehicle insurance. The Company obtains third party insurance to limit the exposure related to certain of these risks. The reserve for the Company’s liability associated with these risks totaled $268.8 million and $257.7 million at August 30, 2025, and August 31, 2024, respectively.

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

The Company’s liabilities for workers’ compensation, general and product liability, property and vehicle claims do not have scheduled maturities; however, the timing of future payments is predictable based on historical patterns and is relied upon in determining the current portion of these liabilities. Accordingly, the Company reflects the net present value of the obligations it determines to be long-term using the risk-free interest rate as of the balance sheet dates.

Leases: The Company leases certain real estate and vehicles under various non-callable leases. Leases are recorded on their commencement date, which is the date the Company takes possession or control of the underlying asset. Most of the Company’s leases are operating leases; however, certain land and vehicles are leased under finance leases. The leases have varying terms and expire at various dates through 2045. Real estate operating leases typically have initial terms between one and 20 years, and real estate finance leases typically have terms of 20 or more years, with multiple optional renewal periods of one to five years each. Vehicle finance leases typically have original terms between one and five years. The Company subleases certain properties that are not used in its operations. Sublease income was not significant for the periods presented.

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

Financial Instruments: The Company has financial instruments, including cash and cash equivalents, accounts receivable, other current assets and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short maturities. (Refer to “Note I – Financing” for a discussion of the carrying values and fair values of the Company’s debt and “Note C – Marketable Debt Securities” for additional disclosures related to marketable debt securities.)

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

There were no material contract assets, liabilities or deferred costs recorded on the Consolidated Balance Sheet as of August 30, 2025, and August 31, 2024. Revenue related to unfulfilled performance obligations as of August 30, 2025, and August 31, 2024 is not significant. (Refer to “Note P – Segment Reporting” for additional information related to revenue recognized during the period.)

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

The Company expenses advertising costs as incurred. Advertising expense, net of vendor promotional funds, was $109.5 million in fiscal 2025, $102.7 million in fiscal 2024 and $99.5 million in fiscal 2023. Vendor promotional funds, which reduced advertising expense, amounted to $65.7 million in fiscal 2025, $67.8 million in fiscal 2024 and $62.4 million in fiscal 2023.

Cost of Sales and Operating, Selling, General and Administrative Expenses: The following illustrates the primary costs classified in each major expense category:

Cost of Sales

●	Total cost of merchandise sold, including:
o	Freight expenses associated with moving merchandise inventories from the Company’s vendors to the distribution centers;
o	Vendor allowances that are not reimbursements for specific, incremental and identifiable costs
●	Costs associated with operating the Company’s supply chain, including payroll and benefits, warehouse and delivery expenses, transportation, depreciation and amortization; and
●	Inventory shrinkage

Operating, Selling, General and Administrative Expenses

●	Payroll and benefits for store, field leadership and store support employees;
●	Occupancy of store and store support facilities;
●	Depreciation and amortization related to store and store support assets;
●	Transportation associated with field leadership, commercial sales force and deliveries from stores;
●	Advertising;
●	Self-insurance;
●	Technology; and
●	Other administrative costs, such as credit card transaction fees, legal costs, supplies and travel and lodging

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

Earnings per Share: Basic earnings per share is based on the weighted average outstanding common shares. Diluted earnings per share is based on the weighted average outstanding common shares adjusted for the effect of common stock equivalents, which are primarily stock options. There were 115,475, 118,771 and 140,071 stock options excluded for the year ended August 30, 2025, August 31, 2024 and August 26, 2023, respectively, because they would have been anti-dilutive.

Share-Based Payments: Share-based payments include stock option grants, restricted stock, restricted stock units, stock appreciation rights and other transactions under the Company’s equity incentive plans. The Company recognizes compensation expense for its share-based payments over the requisite service period based on the fair value of the awards. The Company uses the Black-Scholes-Merton multiple-option pricing model to calculate the fair value of stock options. The value of restricted stock is based on the stock price of the award on the grant date. (Refer to “Note N – Share-Based Plans” for further discussion.)

Risk and Uncertainties: In fiscal 2025, one class of similar products accounted for approximately 14 percent of the Company’s total revenues, and one individual vendor provided 13 percent of our total purchases. No other class of similar products accounted for 10 percent or more of total revenues, and no other individual vendor provided more than 10 percent of total purchases.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in the update and existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company adopted this standard in the fourth quarter ended August 30, 2025. The adoption of this guidance resulted in incremental disclosures in the Company’s financial statements, but did not have any impact on its consolidated financial statements. (Refer to “Note P – Segment Reporting” for additional information.)

Recently Issued Accounting Pronouncements

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	August 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$13,667	$4,994	$—	$18,661
Other long-term assets	52,278	53,201	—	105,479
	$65,945	$58,195	$—	$124,140

	August 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$26,697	$11,734	$—	$38,431
Other long-term assets	27,031	56,696	—	83,727
	$53,728	$68,430	$—	$122,158

The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the debt securities, including benchmark yields and reported trades.

Additionally, the Company has deferred compensation plan assets which are recorded at fair value on a recurring basis using Level 1 inputs. These assets consisted of investments in various mutual and money markets funds of which $2.7 million is recorded in Other current assets and $68.2 million is recorded in Other long-term assets at August 30, 2025, and $3.1 million was recorded in Other current assets and $62.3 million was recorded in Other long-term assets at August 31, 2024. The Company’s liability under the plan included $2.7 million recorded in Accrued expenses and other and $68.2 million recorded in Other long-term liabilities at August 30, 2025, and $3.1 million recorded in Accrued expenses and other and $62.3 million recorded in Other long-term liabilities at August 31, 2024.

Fair values of the marketable debt securities by asset class are described in “Note C – Marketable Debt Securities.”

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Certain non-financial assets and liabilities are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. These non-financial assets and liabilities could include assets and liabilities acquired in an acquisition as well as goodwill, intangible assets and property, plant and equipment that are determined to be impaired. At August 30, 2025, the Company did not have any other significant non-financial assets or liabilities that had been measured at fair value on a non-recurring basis subsequent to initial recognition.

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

Note C – Marketable Debt Securities

The Company’s basis for determining the cost of a security sold is the “Specific Identification Model.” Unrealized gains (losses) on marketable debt securities are recorded in Accumulated Other Comprehensive Loss. The Company’s available-for-sale marketable debt securities consisted of the following:

	August 30, 2025
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$23,441	$270	$(33)	$23,678
Government bonds	63,053	910	(201)	63,762
Mortgage-backed securities	21,433	227	(81)	21,579
Asset-backed securities and other	15,043	81	(3)	15,121
	$122,970	$1,488	$(318)	$124,140

	August 31, 2024
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$32,355	$183	$(78)	$32,460
Government bonds	50,251	483	(493)	50,241
Mortgage-backed securities	22,859	326	(95)	23,090
Asset-backed securities and other	16,327	66	(26)	16,367
	$121,792	$1,058	$(692)	$122,158

The contractual maturities of the Company’s available for sale marketable debt securities are as follows:

	August 30, 2025
	Amortized	Fair
(in thousands)	Cost Basis	Value

Due within one year	$19,966	$18,662
Due after one year through five years	56,262	58,277
Due after five years through ten years	31,619	31,993
Due after ten years	15,123	15,208
	$122,970	$124,140

The marketable debt securities held at August 30, 2025, had effective maturities ranging from less than one year to approximately twenty-eight years. At August 30, 2025, the Company held 29 securities that are in an unrealized loss position of approximately $0.3 million. In evaluating whether a credit loss exists for the securities, the Company considers factors such as the severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value. An allowance for credit losses was deemed unnecessary given consideration of the factors above. The Company did not realize any material gains or losses on its marketable debt securities during fiscal 2025, 2024 or 2023.

Included above in total marketable debt securities are $117.4 million and $111.5 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses as of August 30, 2025, and August 31, 2024, respectively.

Note D – Leases

Lease-related assets and liabilities recorded on the Consolidated Balance Sheets are as follows:

(in thousands)	Classification	August 30, 2025	August 31, 2024

Assets:
Operating	Operating lease right-of-use assets	$3,194,666	$3,057,780
Finance	Property and equipment	528,760	528,482
Total lease assets		$3,723,426	$3,586,262
Liabilities:
Current:
Operating	Current portion of operating lease liabilities	$283,564	$266,855
Finance	Accrued expenses and other	111,521	115,559
Noncurrent:
Operating	Operating lease liabilities, less current portion	3,093,936	2,960,174
Finance	Other long-term liabilities	288,419	283,882
Total lease liabilities		$3,777,440	$3,626,470

Accumulated amortization related to finance lease assets was $139.6 million as of August 30, 2025, and $132.1 million as of August 31, 2024.

Lease costs for finance and operating leases for the 52 weeks ended August 30, 2025, and 53 weeks ended August 31, 2024 are as follows:

		For the year ended
(in thousands)	Statement of Income Location	August 30, 2025	August 31, 2024

Finance lease cost:
Amortization of lease assets	Depreciation and amortization	$98,597	$84,392
Interest on lease liabilities	Interest expense, net	21,204	19,279
Operating lease cost(1)	Selling, general and administrative expenses	506,824	485,164
Total lease cost		$626,625	$588,835
(1)	Includes short-term leases, variable lease costs and sublease income, which are immaterial.

The future rental payments, inclusive of renewal options that have been included in defining the expected lease term, of our operating and finance lease obligations as of August 30, 2025, having initial or remaining lease terms in excess of one year are as follows:

	Finance	Operating
(in thousands)	Leases	Leases	Total

2026	$112,918	$424,466	$537,384
2027	121,123	458,397	579,520
2028	102,182	433,574	535,756
2029	70,538	403,213	473,751
2030	18,447	376,721	395,168
Thereafter	39,779	2,286,397	2,326,176
Total lease payments	464,987	4,382,768	4,847,755
Less: Interest	(65,047)	(1,005,268)	(1,070,315)
Present value of lease liabilities	$399,940	$3,377,500	$3,777,440

The following table summarizes the Company’s lease term and discount rate assumptions:

August 30, 2025

Weighted-average remaining lease term in years, inclusive of renewal options that are reasonably certain to be exercised:
Finance leases – real estate	20
Finance leases – vehicles	4
Operating leases	12
Weighted-average discount rate:
Finance leases – real estate	3.89%
Finance leases – vehicles	5.71%
Operating leases	4.41%

Cash paid for amounts included in the measurement of operating lease liabilities of $382.7 million and $362.5 million was reflected in Other, net in Net cash provided by operating activities on the Consolidated Statements of Cash Flows for fiscal years 2025 and 2024, respectively.

As of August 30, 2025, the Company has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases have undiscounted future payments of approximately $83.8 million and $2.3 million for real estate and vehicles, respectively, and will commence when the

Company obtains possession of the underlying leased asset. Commencement dates are expected to be from fiscal 2026 to fiscal 2027.

Note E – Income Taxes

The components of operating income before income taxes are as follows:

	Year Ended
	August 30,	August 31,	August 26,
(in thousands)	2025	2024	2023

Domestic	$2,499,120	$2,663,148	$2,621,714
International	635,212	673,982	545,900
	$3,134,332	$3,337,130	$3,167,614

The provision for income tax expense consisted of the following:

	Year Ended
	August 30,	August 31,	August 26,
(in thousands)	2025	2024	2023

Current tax provision (benefit):
Federal	$610,076	$846,176	$491,338
State	68,312	54,837	86,687
International	182,148	193,794	154,907
Purchased tax credits	(250,698)	(368,870)	(68,037)
	609,838	725,937	664,895
Deferred tax provision (benefit):
Federal	77,770	(163,775)	26,858
State	(4,463)	12,264	(21,847)
International	(28,217)	(10,616)	(24,126)
Purchased tax credits	(18,843)	110,893	(6,592)
	26,247	(51,234)	(25,707)
Income tax expense	$636,085	$674,703	$639,188

A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate to income before income taxes is as follows:

	Year Ended
	August 30,	August 31,	August 26,
	2025	2024	2023

Federal tax at statutory U.S. income tax rate	21.0%	21.0%	21.0%
State income taxes, net	1.6%	1.6%	1.6%
Share-based compensation	(1.5)%	(1.9)%	(2.3)%
U.S. Tax on Non-U.S. Income (Subpart F)	2.0%	2.9%	2.5%
U.S. Tax on Non-U.S. Income (GILTI)	1.0%	1.2%	0.8%
Non-U.S. Permanent Differences	(0.8)%	(1.3)%	(1.4)%
Non-U.S. Rate Differences	1.1%	1.1%	0.4%
Foreign Tax Credits	(2.8)%	(2.9)%	(2.3)%
Other	(1.3)%	(1.5)%	(0.1)%
Effective tax rate	20.3%	20.2%	20.2%

For the year ended August 30, 2025, August 31, 2024, and August 26, 2023, the Company recognized excess tax benefits from stock option exercises of $58.2 million, $81.4 million, and $92.2 million, respectively.

The Company is subject to a tax on global intangible low-taxed income (“GILTI”) which is imposed on foreign earnings. The Company has made the election to record this tax as a period cost, thus has not adjusted the deferred tax assets or liabilities of its foreign subsidiaries for this tax.

Significant components of the Company's deferred tax assets and liabilities were as follows:

	August 30,	August 31,
(in thousands)	2025	2024

Deferred tax assets:
Net operating loss and credit carryforwards	$44,815	$47,030
Accrued benefits	99,628	86,119
Operating lease liabilities	753,928	722,156
Federal credit carryforwards	123,465	131,895
Other	79,399	102,820
Total deferred tax assets	1,101,235	1,090,020
Valuation allowances	(11,331)	(26,922)
Net deferred tax assets	1,089,904	1,063,098

Deferred tax liabilities:
Property and equipment	(257,900)	(228,184)
Inventory	(510,242)	(499,022)
Operating lease assets	(682,685)	(660,949)
Other	(41,154)	(38,320)
Deferred tax liabilities	(1,491,981)	(1,426,475)

Net deferred tax liabilities	$(402,077)	$(363,377)

At August 30, 2025, and August 31, 2024, the Company had net operating loss (“NOL”) carryforwards available to reduce future taxable income totaling approximately $338.6 million ($33.2 million tax effected) and $309.8 million ($37.2 million tax effected), respectively. Certain NOLs have no expiration date and others will expire, if not utilized, in various years from fiscal 2026 through 2044. At August 30, 2025, and August 31, 2024, the Company had deferred tax assets for federal and state income tax credit carryforwards of $135.1 million and $141.7 million, respectively. Income tax credit carryforwards will expire, if not utilized, in various years from fiscal 2026 through 2051.

At August 30, 2025, and August 31, 2024, the Company had a valuation allowance of $11.3 million and $26.9 million, respectively, on deferred tax assets associated with NOL and tax credit carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized. Management believes it is more likely than not that the remaining deferred tax assets will be fully realized given the extended carryforward periods referenced.

For the year ended August 30, 2025, the Company asserts indefinite reinvestment for basis differences and accumulated earnings through fiscal 2020 with respect to its foreign subsidiaries. The Company does not assert permanent reinvestment of fiscal 2021 through current year earnings with respect to its Mexican subsidiaries while maintaining its assertion of indefinite reinvestment of fiscal 2021 through current year earnings of other foreign subsidiaries. Where necessary, taxes resulting from foreign distributions of current and accumulated earnings (e.g., withholding taxes) have been considered in the Company’s provision for income taxes.

As of August 30, 2025, we have not recorded incremental income taxes for outside basis differences of $389.6 million in our investments in foreign subsidiaries, as these amounts are indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to the outside basis differences in these entities is not practicable.

Several countries where the Company operates have adopted the Organization for Economic Cooperation and Development ("OECD") framework implementing a 15% global minimum tax. This OECD framework, commonly referred to as Pillar Two, did not have a material impact on the Company’s income tax provision for the year ended August 30, 2025.

Pursuant to provisions under the Inflation Reduction Act, enacted in August of 2022, the Company purchased transferable federal tax credits during fiscal year 2025 from various counterparties. Such federal tax credits were purchased at negotiated discounts, resulting in an income tax benefit recorded during the year ended August 30, 2025. Receivables associated with transferable federal tax credits are recorded (netted) within taxes payable and deferred tax liabilities.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA creates new provisions that are applicable to the Company, including 100% bonus depreciation for qualifying assets placed in service after January 19, 2025, and full expensing of domestic research and experimental expenditures incurred in taxable years beginning after December 31, 2024. The Company does not expect any material impact from these provisions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	August 30,	August 31,
(in thousands)	2025	2024

Beginning balance	$37,986	$49,487
Additions based on tax positions related to the current year	4,482	5,386
Additions for tax positions of prior years	3,643	5,373
Reductions for tax positions of prior years	(5,118)	(8,595)
Reductions due to settlements	(13,150)	(8,600)
Reductions due to statute of limitations	(5,054)	(5,065)
Ending balance	$22,789	$37,986

Included in the August 30, 2025, and August 31, 2024, balances are $17.5 million and $32.1 million, respectively, of unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate. The balances above also include amounts of $4.3 million and $3.8 million for August 30, 2025, and August 31, 2024, respectively, that are accounted for as reductions to deferred tax assets for NOL carryforwards and tax credit carryforwards. It is anticipated that in the event the associated uncertain tax positions are disallowed, the NOL carryforwards and tax credit carryforwards would be utilized to settle the liability.

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had $3.8 million and $11.2 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at August 30, 2025, and August 31, 2024, respectively.

The Company files U.S. federal, U.S. state and local, and international income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, U.S. state and local, or Non-U.S. examinations by tax authorities for fiscal year 2020 and prior. The Company is typically engaged in various tax examinations at any given time by U.S. federal, U.S. state and local, and Non-U.S. taxing jurisdictions. As of August 30, 2025, the Company estimates that the amount of unrecognized tax benefits could be reduced by approximately $0.9 million over the next twelve months as a result of tax audit settlements. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

Note F – Supplier Financing Programs

The Company has arrangements with third-party financial institutions to confirm invoice balances owed by the Company to certain suppliers and pay the financial institutions the confirmed amounts on the invoice due dates. These arrangements allow the Company’s inventory suppliers, at their sole discretion, to enter into agreements directly with these financial institutions to finance the Company’s obligations to the suppliers at terms negotiated between the suppliers and the financial institutions. Supplier participation is optional and our obligations to our suppliers, including the amount and dates due, are not impacted by our suppliers’ decision to enter into an agreement with a third-party financial institution. As of August 30, 2025, and August 31, 2024, the Company had supplier obligations outstanding that had been confirmed under these arrangements of $5.4 billion and $4.9 billion, respectively, which are included in Accounts payable and $264.9 million and $226.7 million, respectively, which are included in Other long-term liabilities in the Consolidated Balance Sheets.

Changes in the Company’s supplier obligations are as follows:

Fiscal Year Ended
(in thousands)	August 30, 2025

Confirmed obligations outstanding at the beginning of the year	$5,175,016
Obligations confirmed during the year	5,467,705
Confirmed obligations paid during the year	(4,943,761)
Confirmed obligations outstanding at the end of the year	$5,698,960

Note G – Accrued Expenses and Other

Accrued expenses and other consisted of the following:

	August 30,	August 31,
(in thousands)	2025	2024

Accrued compensation, related payroll taxes and benefits	$385,414	$291,728
Property, sales and other taxes	163,321	190,317
Finance lease liabilities	111,521	115,559
Medical and casualty insurance claims (current portion)	95,231	107,877
Accrued interest	82,654	88,590
Accrued gift cards	60,451	58,529
Accrued sales and warranty returns	45,112	46,794
Other	207,832	161,352
	$1,151,536	$1,060,746

The Company retains a significant portion of the insurance risks associated with workers’ compensation, general and product liability, property and vehicle insurance. A portion of these self-insured losses is managed through a wholly owned insurance captive. The Company maintains certain levels for stop-loss coverage for each self-insured plan in order to limit its liability for large claims. The retained limits per claim type are $2.0 million for workers’ compensation, $8.0 million for auto liability, $21.5 million for property and $4.0 million for general and product liability.

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

Note I – Financing

The Company’s debt consisted of the following:

	August 30,	August 31,
(in thousands)	2025	2024

3.250% Senior Notes due April 2025, effective interest rate 3.36%	$—	$400,000
3.625% Senior Notes due April 2025, effective interest rate 3.78%	—	500,000
3.125% Senior Notes due April 2026, effective interest rate 3.28%	400,000	400,000
5.050% Senior Notes due July 2026, effective interest rate 5.09%	450,000	450,000
3.750% Senior Notes due June 2027, effective interest rate 3.83%	600,000	600,000
4.500% Senior Notes due February 2028, effective interest rate 4.43%	450,000	450,000
6.250% Senior Notes due November 2028, effective interest rate 6.46%	500,000	500,000
3.750% Senior Notes due April 2029, effective interest rate 3.86%	450,000	450,000
5.100% Senior Notes due July 2029, effective interest rate 5.30%	600,000	600,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	750,000
5.125% Senior Notes due June 2030, effective interest rate 5.14%	500,000	—
1.650% Senior Notes due January 2031, effective interest rate 2.19%	600,000	600,000
4.750% Senior Notes due August 2032, effective interest rate 4.76%	750,000	750,000
4.750% Senior Notes due February 2033, effective interest rate 4.70%	550,000	550,000
5.200% Senior Notes due August 2033, effective interest rate 5.22%	300,000	300,000
6.550% Senior Notes due November 2033, effective interest rate 6.71%	500,000	500,000
5.400% Senior Notes due July 2034, effective interest rate 5.54%	700,000	700,000
Commercial paper, weighted average interest rate 4.46% at August 30, 2025 and 5.40% at August 31, 2024	748,600	580,000
Total debt before discounts and debt issuance costs	8,848,600	9,080,000
Less: Discounts and debt issuance costs	48,825	55,619
Long-term debt	$8,799,775	$9,024,381

The Company maintains a revolving credit facility (as amended from time to time, the “Revolving Credit Agreement”) with a borrowing capacity of $2.25 billion. The maximum borrowing under the Revolving Credit Agreement may, at the Company’s option, subject to the lenders’ approval, be increased from $2.25 billion to $3.25 billion. On November 15, 2024, the Company amended the Revolving Credit Agreement to extend the termination date by one year. As amended, the Revolving Credit Agreement will terminate, and all amounts borrowed will be due and payable, on November 15, 2028. Revolving borrowings under the Revolving Credit Agreement may be base rate loans, SOFR loans, or a combination of both, at AutoZone’s election. The Revolving Credit Agreement includes (i) a $75 million sublimit for swingline loans, (ii) a $50 million individual issuer letter of credit sublimit and (iii) a $250 million aggregate sublimit for all letters of credit.

Covenants under the Company’s Revolving Credit Agreement include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances.

As of August 30, 2025, the Company had no outstanding borrowings and $1.7 million of outstanding letters of credit under the Revolving Credit Agreement.

The Revolving Credit Agreement requires that the Company’s consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.5:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. The Company’s consolidated interest coverage ratio as of August 30, 2025, was 5.1:1.

As of August 30, 2025, the $748.6 million of commercial paper borrowings, the $400 million 3.125% Senior Notes due April 2026 and the $450 million 5.050% Senior Notes due July 2026 were classified as long-term in the accompanying Consolidated Balance Sheets as the Company currently has the ability and intent to refinance them on a long-term basis through available capacity in its Revolving Credit Agreement. As of August 30, 2025, the Company had $2.2 billion of availability under its Revolving Credit Agreement, which would allow the Company to replace these short-term obligations with a long-term financing facility.

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

On April 18, 2024, the Company repaid its outstanding $300 million 3.125% Senior Notes due April 2024.

On July 17, 2023, the Company repaid its outstanding $500 million 3.125% Senior Notes due July 2023.

On January 17, 2023, the Company repaid its outstanding $300 million 2.875% Senior Notes due January 2023.

On April 14, 2025, the Company issued $500 million 5.125% Senior Notes due June 2030, under the automatic shelf registration statement on Form S-3, filed with the SEC on July 19, 2022 (File No. 333-266209) (the “2022 Shelf Registration Statement”). The 2022 Shelf Registration Statement allowed the Company to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store or distribution center openings, stock repurchases and acquisitions. Proceeds from the debt issuance were for general corporate purposes.

On June 28, 2024, the Company issued $600 million in 5.100% Senior Notes due July 2029 and $700 million 5.400% Senior Notes due July 2034 under the 2022 Shelf Registration Statement. Proceeds from the debt issuance were used to repay a portion of the Company’s outstanding commercial paper borrowings and for other general corporate purposes.

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

The Company also maintained a letter of credit facility that allowed it to request the participating bank to issue letters of credit on its behalf up to an aggregate amount of $25 million. The letter of credit facility was in addition to the letters of credit that may be issued under the Revolving Credit Agreement. As of August 31, 2024, the Company had no letters of credit outstanding under the letter of credit facility which was terminated in September 2024.

In addition to the outstanding letters of credit issued under the Revolving Credit Agreement discussed above, the Company had $149.1 million in letters of credit outstanding as of August 30, 2025. These letters of credit have various maturity dates and were issued on an uncommitted basis. As of August 30, 2025, the Company was in compliance with all covenants related to its borrowing arrangements.

The fair value of the Company’s debt was estimated at $8.9 billion as of August 30, 2025, and $9.0 billion as of August 31, 2024, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $94.4 million and $3.5 million at August 30, 2025, and August 31, 2024, respectively. This amount reflects face amount, adjusted for any unamortized debt issuance costs and discounts.

All of the Company’s debt is unsecured. Scheduled maturities of debt are as follows:

Scheduled
(in thousands)	Maturities

2026	$1,598,600
2027	600,000
2028	450,000
2029	1,550,000
2030	1,250,000
Thereafter	3,400,000
Subtotal	8,848,600
Discount and debt issuance costs	48,825
Total Debt	$8,799,775

Note J – Interest Expense

Net interest expense consisted of the following:

	Year Ended
	August 30,	August 31,	August 26,
(in thousands)	2025	2024	2023

Interest expense	$490,025	$465,191	$320,121
Interest income	(10,972)	(11,312)	(12,054)
Capitalized interest	(3,229)	(2,301)	(1,695)
	$475,824	$451,578	$306,372

Note K – Stock Repurchase Program

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The Board voted to increase the repurchase authorization by $1.5 billion on June 19, 2024, bringing the total authorization to $39.2 billion. Considering cumulative repurchases as of August 30, 2025, the Company had $632.3 million remaining under the Board’s authorization to repurchase its common stock.

The Company’s share repurchase activity consisted of the following:

	Year Ended
	August 30,	August 31,	August 26,
(in thousands)	2025	2024	2023

Amount	$1,531,659	$3,170,320	$3,723,289
Shares	447	1,149	1,524

During fiscal year 2025, the Company retired 0.7 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $2.0 billion and decreased Additional paid-in capital by $69.9 million. During the comparable prior year period, the Company retired 1.7 million shares of treasury stock, which increased Retained deficit by $4.1 billion and decreased Additional paid-in capital by $142.4 million.

On October 8, 2025, the Board of Directors voted to authorize the repurchase of an additional $1.5 billion of the Company’s common stock in connection with its ongoing share repurchase program. Since the inception of the repurchase program in 1998, the Board has authorized $40.7 billion in share repurchases. Subsequent to August 30, 2025, and through October 20, 2025, the Company has repurchased 51,543 shares of common stock at an aggregate cost of $215.6 million. Considering the cumulative repurchases and the increase in authorization subsequent to August 30, 2025, and through October 20, 2025, the Company has $1.9 billion remaining under the Board’s authorization to repurchase its common stock.

Note L – Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss includes certain adjustments to foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale marketable debt securities. Changes in Accumulated Other Comprehensive Loss consisted of the following:

		Net
		Unrealized
	Foreign	Gain (Loss)
(in thousands)	Currency(1)	on Securities	Derivatives	Total

Balance at August 26, 2023	$(176,557)	$(1,851)	$(12,428)	$(190,836)
Other Comprehensive (Loss) Income before reclassifications	(174,715)	2,179	—	(172,536)
Amounts reclassified from Accumulated Other Comprehensive Loss(2)	—	(28)	1,782	1,754
Balance at August 31, 2024	(351,272)	300	(10,646)	(361,618)
Other Comprehensive Income before reclassifications	74,236	667	—	74,903
Amounts reclassified from Accumulated Other Comprehensive Loss(2)	—	(49)	1,754	1,705
Balance at August 30, 2025	$(277,036)	$918	$(8,892)	$(285,010)

(1)	Foreign currency, which primarily relates to our operations in Mexico, is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries earnings.
(2)	Amounts shown are net of taxes/tax benefits.

Note M – Retirement Savings Plans

The Company has a 401(k) plan that covers all domestic employees who meet the plan’s participation requirements. The plan features include Company matching contributions, immediate 100% vesting of Company contributions and a savings option up to 25% of qualified earnings. The Company makes matching contributions, per pay period, up to a specified percentage of employees’ contributions as approved by the Board. The Company made matching contributions to employee accounts in connection with the 401(k) plan of $42.7 million in fiscal 2025, $39.0 million in fiscal 2024 and $37.3 million in fiscal 2023.

The Company also has a non-qualified executive deferred compensation plan which allows certain qualifying employees to defer a portion of their annual base salary and their annual incentive bonus. This plan provides for matching contributions similar to the 401(k) plan.

Note N – Share-Based Plans

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

During fiscal 2016, the Company’s stockholders approved the Amended and Restated AutoZone, Inc. 2011 Equity Incentive Award Plan (the “Amended 2011 Equity Plan”). The Amended 2011 Equity Plan imposes a maximum limit on the compensation, measured as the sum of any cash compensation and the aggregate grant date fair value of awards granted under the Amended 2011 Equity Plan, which may be paid to non-employee directors for such service during any calendar year. The Amended 2011 Equity Plan also applies a ten-year term on the Amended 2011 Equity Plan through December 16, 2025, and extended the Company’s ability to grant incentive stock options under the Amended 2011 Equity Plan through October 7, 2025.

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

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $124.7 million, $106.2 million and $93.1 million for fiscal 2025, 2024 and 2023, respectively.

General terms and methods of valuation for the Company’s share-based awards are as follows:

Stock Options

The Company grants options to purchase common stock to certain of its employees under the 2020 Omnibus Plan at prices equal to or above the market value of the stock on the date of grant. Options have a term of ten years from grant date. Option-vesting periods range from four to five years, with the majority of options vesting ratably over four years. Options generally have 90 days after the service relationship ends, or one year after death, to exercise all vested options, unless retirement provisions are met. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis over the requisite service period, less estimated forfeitures. Employees who meet the qualified retirement provisions under the 2020 Omnibus Plan are assumed to have a 0% forfeiture rate. All other employee grants assume a 10% forfeiture rate, which is based on historical experience.

The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The following table presents the weighted average for key assumptions used in determining the fair value of options granted and the related share-based compensation expense:

	Year Ended
	August 30,	August 31,	August 26,
	2025	2024	2023

Expected price volatility	26%	29%	29%
Risk-free interest rate	4.0%	4.7%	3.8%
Weighted average expected lives (in years)	5.5	5.5	5.5
Forfeiture rate	7%	7%	10%
Dividend yield	0%	0%	0%

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

The weighted average grant date fair value per share of options granted was $1,026.93, $922.10 and $764.68 during fiscal 2025, 2024 and 2023, respectively. The intrinsic value of options exercised was $447.4 million, $424.5 million and $424.6 million in fiscal 2025, 2024 and 2023, respectively. The total fair value of options vested was $79.9 million, $67.0 million and $47.9 million in fiscal 2025, 2024 and 2023, respectively.

The Company generally issues new shares when options are exercised. The following table summarizes information about stock option activity for the year ended August 30, 2025:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number	Average	Term	Value
	of Shares	Exercise Price	(in years)	(in thousands)

Outstanding – August 31, 2024	923,843	$1,452.52
Granted	123,102	3,142.60
Exercised	(174,676)	941.18
Forfeited/Cancelled	(14,361)	2,099.03
Outstanding – August 30, 2025	857,908	1,788.32	5.96	$2,067,737

Exercisable	541,437	1,293.90	4.70	1,572,672
Expected to vest	306,076	2,627.69	8.10	480,797
Available for future grants	599,542

As of August 30, 2025, total unrecognized share-based compensation expense related to stock options, net of estimated forfeitures, was approximately $112.6 million, before income taxes, and will be recognized over an estimated weighted average period of 2.8 years.

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

As of August 30, 2025, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $7.4 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.5 years.

Transactions related to restricted stock units for the fiscal year ended August 30, 2025, are as follows:

		Weighted-
	Number	Average Grant
	of Shares	Date Fair Value

Nonvested at August 31, 2024	5,510	$1,999.92
Granted	2,789	3,164.92
Vested	(3,264)	2,064.66
Forfeited	(510)	2,515.44
Nonvested at August 30, 2025	4,525	$2,613.24

Stock Appreciation Rights

At August 30, 2025, and August 31, 2024, the Company had $20.2 million and $15.3 million, respectively of accrued compensation expense for stock appreciation rights. There were 4,822 outstanding units issued under the 2003 Comp Plan and prior plans. As directors retire, this balance will be reduced. No additional shares of stock or units will be issued in future years under the 2003 Comp Plan or prior plans.

Employee Stock Purchase Plan and Executive Stock Purchase Plan

The Company recognized $3.2 million, $3.1 million and $2.5 million in compensation expense related to the discount on the selling of shares to employees and executives under the various share purchase plans in fiscal 2025, 2024 and 2023, respectively. Under the Employee Plan, 4,419, 5,000 and 5,183 shares were sold to employees in fiscal 2025, 2024 and 2023, respectively. Purchases under the Executive Plan were 246, 540 and 689 shares in fiscal 2025, 2024 and 2023, respectively. Issuances of shares under the Employee Plan are netted against repurchases and such repurchases are not included in share repurchases disclosed in “Note K – Stock Repurchase Program.” At August 30, 2025, 112,922 shares of common stock were reserved for future issuance under the Employee Plan, and 232,180 shares of common stock were reserved for future issuance under the Executive Plan.

Note O – Commitments and Contingencies

Construction commitments, primarily for new stores, totaled approximately $130.5 million at August 30, 2025.

The Company had $150.8 million in outstanding standby letters of credit and $100.5 million in surety bonds as of August 30, 2025, which all have expiration periods of less than one year. A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover reimbursement obligations to our workers’ compensation carriers. There are no additional contingent liabilities associated with these instruments as the underlying liabilities are already reflected in the Consolidated Balance Sheets. The standby letters of credit and surety bonds arrangements have automatic renewal clauses.

The Company has entered into agreements to make capital contributions to certain tax credit instruments upon the completion of project milestones. As of August 30, 2025, the Company had commitments to make certain additional capital contributions to these tax credit instruments totaling $207.2 million in fiscal 2026.

Note P – Segment Reporting

The Company is a leading retailer and distributor of automotive parts and accessories through the Company’s 7,657 stores in the Americas. The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, during the fourth quarter of fiscal 2025.

The Company determines its segments based on how the business is managed and evaluated. During the fourth quarter of fiscal 2025, the Company combined all its previously defined operating segments into a single operating and reportable segment to align with how the Company is currently managed and evaluated. This single operating segment includes all operations which are designed to enable customers to purchase products seamlessly in stores and from our online platforms. We carry an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, regularly reviews consolidated net income, as well as significant segment expenses included in the table below, to evaluate performance and allocate resources. The CODM also evaluates consolidated actual results versus forecasts, budgets and prior year results. The measure of segment assets is reported as “Total assets” on the Consolidated Balance Sheets as of August 30, 2025, and August 31, 2024. Expenditures for long-lived segment assets are reported as “Capital Expenditures” on the Consolidated Statements of Cash Flows for the fiscal years ended 2025, 2024 and 2023. Segment information for previous periods has been recast to conform to the current-period presentation.

The following table represents significant expenses that are regularly provided to the CODM for the following fiscal years:

	Year Ended
	August 30,	August 31,	August 26,
(in thousands)	2025	2024	2023

Auto Parts Segment
Net sales	$18,938,717	$18,490,268	$17,457,209
Cost of sales, including warehouse and delivery expenses	8,972,243	8,673,216	8,386,787
Gross profit	9,966,474	9,817,052	9,070,422
Less:
Compensation expense(1)	3,858,570	3,708,476	3,471,566
Rent expense(2)	478,106	456,862	410,975
Depreciation & amortization	544,117	498,391	451,522
Advertising expense	109,531	102,656	99,510
Other segment expenses(3)	1,365,994	1,261,959	1,162,863
Interest expense, net	475,824	451,578	306,372
Income tax expense	636,085	674,703	639,188
Consolidated net income	$2,498,247	$2,662,427	$2,528,426

Auto Parts Segment Sales by Product Grouping:
Failure	$9,291,584	$8,979,152	$8,407,690
Maintenance items	6,807,347	6,618,494	6,223,620
Accessories and other	2,839,786	2,892,622	2,825,899
Auto Parts net sales	$18,938,717	$18,490,268	$17,457,209

(1)	Compensation expense includes operating, selling, general and administrative expenses for payroll expense, benefits, related taxes, share-based compensation and other employee costs.
(2)	Rent expense includes rent and variable operating lease components, related to insurance and common area maintenance included in selling, general and administrative expenses. Rent expense related to supply chain is included in cost of sales, including warehouse and delivery expenses.
(3)	Other segment items include vehicle expense, utilities expense, real estate taxes and insurance expense, service charges and other operating expenses.

The following table presents the Company’s net sales classified by geography:

	Year Ended
	August 30,	August 31,	August 26,
(in thousands)	2025	2024	2023

In the United States	$16,671,606	$16,219,570	$15,619,789
Outside the United States	2,267,111	2,270,698	1,837,420
Total	$18,938,717	$18,490,268	$17,457,209

The following table presents the Company’s long-lived assets, consisting primarily of property and equipment, less accumulated depreciation and amortization and operating lease right-of-use assets, classified by geography:

	August 30,	August 31,
(in thousands)	2025	2024

In the United States	$8,847,597	$8,222,624
Outside the United States	1,409,578	1,018,695
Total	$10,257,175	$9,241,319

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 30, 2025, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 30, 2025.

Internal Control Over Financial Reporting

A report of AutoZone’s management on our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) and a report of Ernst & Young, LLP, an independent registered public accounting firm, on the effectiveness of AutoZone’s internal control over financial reporting are included in Part I, Item 8 of this document and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

Our internal control over financial reporting as of August 30, 2025, has been audited by Ernst & Young, LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended August 30, 2025, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 30, 2025.

Item 9B. Other Information

On June 27, 2025, K. Michelle Borninkhof, our Senior Vice President and Chief Information Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of up to 3,680 shares of our common stock and will terminate on December 31, 2026, subject to the terms and conditions specified in the plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from AutoZone’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be held on December 17, 2025 (our “Proxy Statement”). Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in Part I, Item 1 of this document in the section entitled “Information about our Executive Officers,” is incorporated herein by reference in response to this item. Additionally, the information contained in AutoZone, Inc.’s Proxy Statement relating to our 2025 Annual Meeting of Shareholders, in the sections entitled “Corporate Governance Matters,” “Proposal 1 – Election of Directors” and “Delinquent Section 16(a) Reports,” is incorporated herein by reference in response to this item.

The Company has adopted a Code of Ethical Conduct for Financial Executives that applies to its chief executive officer, chief financial officer, controller and other financial executives. The Company has made the Code of Ethical Conduct available at www.autozone.com, which can be accessed by clicking “Investor Relations” located at the bottom of the page.

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

Item 11. Executive Compensation

The information contained in AutoZone, Inc.’s Proxy Statement relating to our 2025 Annual Meeting of Shareholders, in the section entitled “Compensation Discussion & Analysis,” is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in AutoZone, Inc.’s Proxy Statement relating to our 2025 Annual Meeting of Shareholders, in the sections entitled “Share Ownership of Directors and Executive Officers,” “Share Ownership of Certain Beneficial Owners” and “Equity Compensation Plans” is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in AutoZone, Inc.’s Proxy Statement relating to our 2025 Annual Meeting of Shareholders, in the sections entitled “Related Party Transactions” and “Governance Framework – Director Independence” is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information contained in AutoZone, Inc.’s Proxy Statement relating to our 2025 Annual Meeting of Shareholders, in the section entitled “Proposal 2 – Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

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

4.10	Form of 3.750% Senior Notes due 2029. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 18, 2019.

4.11

Officers’ Certificate dated March 30, 2020, pursuant to Section 3.2 of the Indenture, dated August 8, 2003, setting forth the terms of the 3.625% Senior Notes due 2025. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated March 30, 2020.

4.12

Officers’ Certificate dated March 30, 2020, pursuant to Section 3.2 of the Indenture, dated August 8, 2003, setting forth the terms of the 4.000% Senior Notes due 2030. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated March 30, 2020.

4.13	Form of 3.625% Senior Notes due 2025. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated March 30, 2020.

4.14	Form of 4.000% Senior Notes due 2030. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated March 30, 2020.

4.15	Form of 4.000% Senior Notes due 2030. Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated March 30, 2020.

4.16	Form of 1.650% Senior Notes due 2031. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated August 14, 2020.

4.17	Form of 1.650% Senior Notes due 2031. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated August 14, 2020.

4.18

Officers’ Certificate dated August 14, 2020, pursuant to Section 3.2 of the Indenture, dated August 8, 2003, setting forth the terms of the 1.650% Senior Notes due 2031. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated August 14, 2020.

4.19

Officers’ Certificate dated August 1, 2022, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 4.750% Senior Notes due 2032. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated August 1, 2022.

4.20	Form of 4.750% Senior Notes due 2032. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated August 1, 2022.

4.21

Officers’ Certificate dated January 27, 2023, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 4.500% Senior Notes due 2028. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated January 27, 2023.

4.22

Officers’ Certificate dated January 27, 2023, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 4.750% Senior Notes due 2033. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated January 27, 2023.

4.23	Form of 4.500% Senior Notes due 2028. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated January 27, 2023.

4.24	Form of 4.750% Senior Notes due 2033. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated January 27, 2023.

4.25

Officers’ Certificate dated July 21, 2023, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 5.050% Senior Notes due 2026. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated July 21, 2023.

4.26

Officers’ Certificate dated July 21, 2023, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 5.200% Senior Notes due 2033. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated July 21, 2023.

4.27	Form of 5.050% Note due 2026. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated July 21, 2023.

4.28	Form of 5.200% Note due 2033. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated July 21, 2023.

4.29

Officers’ Certificate dated October 25, 2023, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 6.250% Senior Notes due 2028. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated October 25, 2023.

4.30

Officers’ Certificate dated October 25, 2023, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 6.550% Senior Notes due 2033. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated October 25, 2023.

4.31	Form of 6.250% Note due 2028. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated October 25, 2023.

4.32	Form of 6.550% Note due 2033. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated October 25, 2023.

4.33

Officers’ Certificate dated June 28, 2024, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 5.100% Senior Notes due 2029. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated June 28, 2024.

4.34

Officers’ Certificate dated June 28, 2024, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 5.400% Senior Notes due 2034. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated June 28, 2024.

4.35	Form of 5.100% Note due 2029. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated June 28, 2024.

4.36	Form of 5.400% Note due 2034. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated June 28, 2024.

4.37

Officers’ Certificate dated April 14, 2025, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 5.125% Senior Notes due 2030. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 14, 2025.

4.38	Form of 5.125% Senior Notes due 2030. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 14, 2025.

4.39	Description of Securities of AutoZone, Inc. Incorporated by reference to Exhibit 4.24 to the Annual Report on Form 10-K dated October 28, 2019.

*10.1	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended August 26, 2000.

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

10.28

Master Extension Agreement, dated November 15, 2024, among AutoZone, Inc. as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent. Incorporated by reference to Exhibit 10.1 to the quarterly Report on Form 10-Q for the fiscal quarter ended November 23, 2024.

*10.29

Form of Grant Notice and Award Agreement for Stock Options granted to Officers under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan (Extended Vesting). Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended February 15, 2025.

10.30

Second Amendment to Credit Agreement, dated as of April 10, 2025, among AutoZone, Inc. as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended May 10, 2025.

19.1	AutoZone, Inc. Insider Trading Policy. Incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2024.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	AutoZone, Inc. Clawback Policy. Incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K for the fiscal year ended August 26, 2023.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	Cover Page Inline XBRL File

*	Management contract or compensatory plan or arrangement.
**	Certificate of Principal Executive Officer furnished pursuant to Item 601(b)(32)(ii) of Regulation S-K.

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

Dated: October 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ PHILIP B. DANIELE, III	President and Chief Executive Officer	October 27, 2025
Philip B. Daniele, III	(Principal Executive Officer)

/s/ JAMERE JACKSON	Chief Financial Officer	October 27, 2025
Jamere Jackson	(Principal Financial Officer)

/s/ J. SCOTT MURPHY	Vice President and Controller	October 27, 2025
J. Scott Murphy	(Principal Accounting Officer)

/s/ WILLIAM C. RHODES, III	Executive Chairman	October 27, 2025
William C. Rhodes, III

/s/ MICHAEL A. GEORGE	Director	October 27, 2025
Michael A. George

/s/ LINDA A. GOODSPEED	Director	October 27, 2025
Linda A. Goodspeed

/s/ EARL G. GRAVES, JR.	Director	October 27, 2025
Earl, G. Graves, Jr.

/s/ BRIAN HANNASCH	Director	October 27, 2025
Brian Hannasch

/s/ GALE V. KING	Director	October 27, 2025
Gale V. King

/s/ CLAIRE R. MCDONOUGH	Director	October 27, 2025
Claire R. McDonough

/s/ CONSTANTINO SPAS MONTESINOS	Director	October 27, 2025
Constantino Spas Montesinos

/s/ GEORGE R. MRKONIC, JR.	Director	October 27, 2025
George R. Mrkonic, Jr.

/s/ JILL A. SOLTAU	Director	October 27, 2025
Jill A. Soltau