Form 10-Q
period 2025-11-22
AUTOZONE INC
filed 2025-12-19
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 22, 2025, or

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

Common Stock, $.01 Par Value – 16,567,821 shares outstanding as of December 12, 2025.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 22,	August 30,
(in thousands)	2025	2025

Assets
Current assets:
Cash and cash equivalents	$287,639	$271,803
Accounts receivable	637,839	670,137
Merchandise inventories	7,144,353	7,025,688
Other current assets	372,682	373,751
Total current assets	8,442,513	8,341,379

Property and equipment:
Property and equipment	12,866,368	12,552,328
Less: Accumulated depreciation and amortization	(5,630,125)	(5,489,819)
	7,236,243	7,062,509

Operating lease right-of-use assets	3,251,395	3,194,666
Goodwill	302,645	302,645
Deferred income taxes	120,009	118,433
Other long-term assets	312,780	335,692
Total assets	$19,665,585	$19,355,324

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,262,343	$8,025,590
Current portion of operating lease liabilities	287,244	283,564
Accrued expenses and other	1,205,464	1,151,536
Income taxes payable	58,883	58,707
Total current liabilities	9,813,934	9,519,397

Long-term debt	8,623,112	8,799,775
Operating lease liabilities, less current portion	3,139,227	3,093,936
Deferred income taxes	532,145	520,510
Other long-term liabilities	785,774	836,019

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 16,954 shares issued and 16,585 shares outstanding as of November 22, 2025; 16,927 shares issued and 16,665 shares outstanding as of August 30, 2025	170	169
Additional paid-in capital	1,907,813	1,843,779
Retained deficit	(3,445,029)	(3,975,852)
Accumulated other comprehensive loss	(263,106)	(285,010)
Treasury stock, at cost	(1,428,455)	(997,399)
Total stockholders’ deficit	(3,228,607)	(3,414,313)
Total liabilities and stockholders' deficit	$19,665,585	$19,355,324

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended
	November 22,	November 23,
	2025	2024
(in thousands, except per share data)

Net sales	$4,628,630	$4,279,641
Cost of sales, including warehouse and delivery expenses	2,269,317	2,011,584
Gross profit	2,359,313	2,268,057
Operating, selling, general and administrative expenses	1,575,108	1,426,908
Operating profit	784,205	841,149
Interest expense, net	106,270	107,629
Income before income taxes	677,935	733,520
Income tax expense	147,112	168,587
Net income	$530,823	$564,933

Weighted average shares for basic earnings per share	16,652	16,913
Effect of dilutive stock equivalents	450	457
Weighted average shares for diluted earnings per share	17,102	17,370

Basic earnings per share	$31.88	$33.40
Diluted earnings per share	$31.04	$32.52

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended
	November 22,	November 23,
	2025	2024
(in thousands)

Net income	$530,823	$564,933
Other comprehensive income (loss):
Foreign currency translation adjustments	21,128	(44,989)
Unrealized gains (losses) on marketable debt securities, net of taxes	371	(952)
Net derivative activities, net of taxes	405	404
Total other comprehensive income (loss)	21,904	(45,537)
Comprehensive income	$552,727	$519,396

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twelve Weeks Ended
	November 22,	November 23,
(in thousands)	2025	2024

Cash flows from operating activities:
Net income	$530,823	$564,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	148,194	133,173
Other non-cash charges	98,000	—
Amortization of debt origination fees	3,210	3,018
Deferred income taxes	(41,724)	(4,831)
Share-based compensation expense	30,727	26,117
Changes in operating assets and liabilities:
Accounts receivable	36,700	9,873
Merchandise inventories	(205,335)	(136,181)
Accounts payable and accrued expenses	243,490	170,032
Income taxes	114,578	103,019
Other, net	(14,492)	(57,350)
Net cash provided by operating activities	944,171	811,803

Cash flows from investing activities:
Capital expenditures	(314,173)	(247,035)
Purchase of marketable debt securities	(12,624)	(12,311)
Proceeds from sale of marketable debt securities	6,288	12,614
Investment in tax credit equity investments	(5,106)	(31,018)
Other, net	(1,091)	12,001
Net cash used in investing activities	(326,706)	(265,749)

Cash flows from financing activities:
Net payments of commercial paper	(179,100)	(15,000)
Net proceeds from sale of common stock	31,858	36,002
Purchase of treasury stock	(427,178)	(540,086)
Repayment of principal portion of finance lease liabilities	(27,317)	(23,106)
Other, net	(974)	4,094
Net cash used in financing activities	(602,711)	(538,096)

Effect of exchange rate changes on cash	1,082	(2,112)

Net increase in cash and cash equivalents	15,836	5,846
Cash and cash equivalents at beginning of period	271,803	298,172
Cash and cash equivalents at end of period	$287,639	$304,018

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Twelve Weeks Ended November 22, 2025
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 30, 2025	16,927	$169	$1,843,779	$(3,975,852)	$(285,010)	$(997,399)	$(3,414,313)
Net income	—	—	—	530,823	—	—	530,823
Total other comprehensive income	—	—	—	—	21,904	—	21,904
Purchase of 108 shares of treasury stock	—	—	—	—	—	(431,056)	(431,056)
Issuance of common stock under stock options and stock purchase plans	27	1	31,857	—	—	—	31,858
Share-based compensation expense	—	—	32,177	—	—	—	32,177
Balance at November 22, 2025	16,954	$170	$1,907,813	$(3,445,029)	$(263,106)	$(1,428,455)	$(3,228,607)

	Twelve Weeks Ended November 23, 2024
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 31, 2024	17,451	$175	$1,621,553	$(4,424,982)	$(361,618)	$(1,584,742)	$(4,749,614)
Net income	—	—	—	564,933	—	—	564,933
Total other comprehensive loss	—	—	—	—	(45,537)	—	(45,537)
Purchase of 160 shares of treasury stock	—	—	—	—	—	(505,214)	(505,214)
Issuance of common stock under stock options and stock purchase plans	44	—	36,002	—	—	—	36,002
Share-based compensation expense	—	—	26,509	—	—	—	26,509
Balance at November 23, 2024	17,495	$175	$1,684,064	$(3,860,049)	$(407,155)	$(2,089,956)	$(4,672,921)

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and related notes included in the AutoZone, Inc. (“AutoZone” or the “Company”) Annual Report on Form 10-K for the year ended August 30, 2025.

Operating results for the twelve weeks ended November 22, 2025, are not necessarily indicative of the results that may be expected for the full fiscal year ending August 29, 2026. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters of fiscal 2026 and 2025 each have 16 weeks.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740). The amendments in this ASU are intended to enhance the transparency of income tax information by updating income tax disclosure requirements. The guidance is effective for public entities for annual periods beginning after December 15, 2024, and early adoption is permitted. The amendments in this ASU should be applied on a prospective basis; however, retrospective application is permitted. This update will be effective for the Company beginning with its annual period ending August 29, 2026. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure in the notes to financial statements, at each interim and annual reporting period, of specified information about certain costs and expenses including purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. Also required is a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated. This ASU is effective for all public entities for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and early adoption is permitted. This ASU should be applied either prospectively to financial statements issued after the effective date of this update or retrospectively to all prior periods presented in the financial statements. This update will be effective for the Company beginning with its annual period ending August 26, 2028. The Company is currently evaluating these new disclosure requirements and the impact of adoption.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This ASU is intended to modernize internal-use software guidance by removing all project stages and clarifying the thresholds entities apply to begin capitalizing costs. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, and early adoption is permitted. The amendments in this ASU may be applied using a prospective, modified, or retrospective transition approach. This update will be effective for the Company beginning with its fiscal 2029 first quarter. The Company is currently evaluating the impact of adoption.

R

Note B – Merchandise Inventories

Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or market for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. The Company’s policy is not to write up inventory in excess of replacement cost. Due to price changes on the Company’s merchandise purchases, primarily due to inflation driven by tariffs, the Company’s LIFO credit reserve balance was $181.0 million at November 22, 2025, and $83.0 million at August 30, 2025. Changes to the Company’s LIFO credit reserve balance are recorded as a non-cash charge or benefit to cost of sales.

Note C – Variable Interest Entities

The Company invests in certain tax credit funds that promote renewable energy and generate a return primarily through the realization of federal tax credits. The Company considers its investment in these tax credit funds as investments in variable interest entities (“VIEs”). The Company evaluates the investment in any VIE to determine whether it is the primary beneficiary. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. As of November 22, 2025, the Company held tax credit equity investments that were deemed to be VIEs and determined that it was not the primary beneficiary of the entities, as it did not have the power to direct the activities that most significantly impacted the entities and accounted for these investments using the equity method. The Company’s maximum exposure to losses is generally limited to its net investment, which was $64.1 million and $60.8 million as of November 22, 2025, and August 30, 2025, respectively, and was included within the Other long-term assets caption in the Condensed Consolidated Balance Sheets.

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	November 22, 2025
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$15,751	$5,961	$—	$21,712
Other long-term assets	54,889	54,348	—	109,237
	$70,640	$60,309	$—	$130,949

	August 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$13,667	$4,994	$—	$18,661
Other long-term assets	52,278	53,201	—	105,479
	$65,945	$58,195	$—	$124,140

The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. Fair values of the marketable debt securities, by asset class, are described in “Note E – Marketable Debt Securities.”

Additionally, the Company has deferred compensation plan assets which are recorded at fair value on a recurring basis using Level 1 inputs. These assets consisted of investments in various mutual and money markets funds of which $41.7 million is recorded in Other current assets and $31.1 million is recorded in Other long-term assets at November 22, 2025, and $2.7 million was recorded in Other current assets and $68.2 million was recorded in Other long-term assets at August 30, 2025. The Company’s liability under the plan included $41.7 million recorded in Accrued expenses and other and $31.1 million recorded in Other long-term liabilities at November 22, 2025, and $2.7 million recorded in Accrued expenses and other and $68.2 million recorded in Other long-term liabilities at August 30, 2025.

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

The Company’s available-for-sale marketable debt securities consisted of the following:

	November 22, 2025
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$26,194	$320	$(7)	$26,507
Government bonds	61,669	1,010	(101)	62,578
Mortgage-backed securities	20,619	368	(22)	20,965
Asset-backed securities and other	20,823	76	—	20,899
	$129,305	$1,774	$(130)	$130,949

	August 30, 2025
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$23,441	$270	$(33)	$23,678
Government bonds	63,053	910	(201)	63,762
Mortgage-backed securities	21,433	227	(81)	21,579
Asset-backed securities and other	15,043	81	(3)	15,121
	$122,970	$1,488	$(318)	$124,140

The contractual maturities of the Company’s available for sale marketable debt securities are as follows:

	November 22, 2025
	Amortized	Fair
(in thousands)	Cost Basis	Value

Due within one year	$22,878	$21,712
Due after one year through five years	62,772	64,778
Due after five years through ten years	28,995	29,528
Due after ten years	14,660	14,931
	$129,305	$130,949

At November 22, 2025, the Company held 19 securities that are in an unrealized loss position of approximately $0.1 million. In evaluating whether a credit loss exists for the securities, the Company considers factors such as the severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value. An allowance for credit losses was deemed unnecessary given consideration of the factors above. The Company did not realize any material gains or losses on its marketable debt securities during the twelve week period ended November 22, 2025, and the comparable prior year period.

Included above in total available-for-sale marketable debt securities are $119.0 million and $117.4 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses as of November 22, 2025, and August 30, 2025, respectively.

Note F – Cloud Computing Arrangements

The Company capitalizes implementation costs associated with its cloud computing arrangements when incurred, consistent with the treatment of costs capitalized for internal use software. These costs begin amortization once the related software is ready for its intended use and will be amortized over the remaining non-cancellable term of the hosting agreement, plus any renewal periods that are reasonably certain to be exercised, and are recorded within

Operating, selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Income, the same line item as the related hosting fees. No amortization expenses have been recorded in the twelve weeks ended November 22, 2025, or the comparable prior year period. At November 22, 2025 and August 30, 2025, capitalized cloud-based enterprise resource planning (ERP) software implementation costs of $1.9 million and $1.6 million, respectively, were recorded within Other current assets, and $34.1 million and $29.6 million, respectively, were recorded within Other long-term assets on the Company's Condensed Consolidated Balance Sheets. Cloud computing arrangement implementation costs are classified within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Note G – Supplier Financing Programs

The Company has arrangements with third-party financial institutions to confirm invoice balances owed by the Company to certain suppliers and pay the financial institutions the confirmed amounts on the invoice due dates. These arrangements allow the Company’s inventory suppliers, at their sole discretion, to enter into agreements directly with these financial institutions to finance the Company’s obligations to the suppliers at terms negotiated between the suppliers and the financial institutions. Supplier participation is optional and our obligations to our suppliers, including the amount and dates due, are not impacted by our suppliers’ decision to enter into an agreement with a third-party financial institution. As of November 22, 2025, and August 30, 2025, the Company had supplier obligations outstanding that had been confirmed under these arrangements of $5.6 billion and $5.4 billion, respectively, which are included in Accounts payable and $267.5 million and $264.9 million, respectively, which are included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

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

Note I – Financing

The Company’s debt consisted of the following:

	November 22,	August 30,
(in thousands)	2025	2025

3.125% Senior Notes due April 2026, effective interest rate 3.28%	$400,000	$400,000
5.050% Senior Notes due July 2026, effective interest rate 5.09%	450,000	450,000
3.750% Senior Notes due June 2027, effective interest rate 3.83%	600,000	600,000
4.500% Senior Notes due February 2028, effective interest rate 4.43%	450,000	450,000
6.250% Senior Notes due November 2028, effective interest rate 6.46%	500,000	500,000
3.750% Senior Notes due April 2029, effective interest rate 3.86%	450,000	450,000
5.100% Senior Notes due July 2029, effective interest rate 5.30%	600,000	600,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	750,000
5.125% Senior Notes due June 2030, effective interest rate 5.14%	500,000	500,000
1.650% Senior Notes due January 2031, effective interest rate 2.19%	600,000	600,000
4.750% Senior Notes due August 2032, effective interest rate 4.76%	750,000	750,000
4.750% Senior Notes due February 2033, effective interest rate 4.70%	550,000	550,000
5.200% Senior Notes due August 2033, effective interest rate 5.22%	300,000	300,000
6.550% Senior Notes due November 2033, effective interest rate 6.71%	500,000	500,000
5.400% Senior Notes due July 2034, effective interest rate 5.54%	700,000	700,000
Commercial paper, weighted average interest rate 4.01% at November 22, 2025 and 4.46% at August 30, 2025	569,500	748,600
Total debt before discounts and debt issuance costs	8,669,500	8,848,600
Less: Discounts and debt issuance costs	46,388	48,825
Long-term debt	$8,623,112	$8,799,775

The Company maintains a revolving credit facility (as amended from time to time, the “Revolving Credit Agreement”) with a borrowing capacity of $2.25 billion. The maximum borrowing capacity under the Revolving Credit Agreement may, at the Company’s option, subject to lenders’ approval, be increased from $2.25 billion to $3.25 billion. The Revolving Credit Agreement will terminate, and all amounts borrowed will be due and payable, on November 15, 2028. As of November 22, 2025, the Company had no outstanding borrowings and $1.7 million of outstanding letters of credit under the Revolving Credit Agreement.

In addition to the outstanding letters of credit issued under the Revolving Credit Agreement discussed above, the Company had $166.2 million and $149.1 million in letters of credit outstanding as of November 22, 2025, and August 30, 2025, respectively. These letters of credit have various maturity dates and were issued on an uncommitted basis. Additionally, the Company’s total surety bonds commitment was $101.4 million at November 22, 2025, compared with $100.5 million at August 30, 2025. Since its fiscal year end, the Company has canceled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to its casualty insurance carriers.

As of November 22, 2025, the $569.5 million commercial paper borrowings, the $400 million 3.125% Senior Notes due April 2026 and the $450 million 5.050% Senior Notes due July 2026 were classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets as the Company currently has the ability and intent to refinance them on a long-term basis through available capacity under its Revolving Credit Agreement. As of November 22, 2025, the Company had $2.2 billion of availability under its Revolving Credit Agreement, which would allow it to replace these short-term obligations with a long-term financing facility.

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

The fair value of the Company’s debt was estimated at $8.7 billion as of November 22, 2025, and $8.9 billion as of August 30, 2025, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $91.6 million and $94.4 million at November 22, 2025, and August 30, 2025, respectively, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts.

As of November 22, 2025, the Company was in compliance with all covenants and expects to remain in compliance with all covenants under its borrowing arrangements.

Note J – Stock Repurchase Program

From January 1, 1998, to November 22, 2025, the Company has repurchased a total of 155.7 million shares of its common stock at an aggregate cost of $38.9 billion, including 107.8 thousand shares of its common stock at an aggregate cost of $431.1 million during the twelve week period ended November 22, 2025.

On October 8, 2025, the Board voted to authorize the repurchase of an additional $1.5 billion of the Company’s common stock in connection with its ongoing share repurchase program, which raised the total value of shares authorized to be repurchased to $40.7 billion. Considering the cumulative repurchases as of November 22, 2025, the Company had $1.7 billion remaining under the Board’s authorization to repurchase its common stock.

Subsequent to November 22, 2025, and through December 12, 2025, the Company has repurchased 22.7 thousand shares of its common stock at an aggregate cost of $88.0 million.

Note K – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, unrealized gains (losses) on marketable debt securities, and net derivative activities.

Changes in Accumulated other comprehensive loss for the twelve week periods ended November 22, 2025, and November 23, 2024, consisted of the following:

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at August 30, 2025	$(277,036)	$918	$(8,892)	$(285,010)
Other comprehensive income before reclassifications(2)	21,128	366	—	21,494
Amounts reclassified from Accumulated other comprehensive loss(2)	—	5	405	410
Balance at November 22, 2025	$(255,908)	$1,289	$(8,487)	$(263,106)

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at August 31, 2024	$(351,272)	$300	$(10,646)	$(361,618)
Other comprehensive loss before reclassifications(2)	(44,989)	(952)	—	(45,941)
Amounts reclassified from Accumulated other comprehensive loss(2)	—	—	404	404
Balance at November 23, 2024	$(396,261)	$(652)	$(10,242)	$(407,155)

(1)	Foreign currency, which primarily relates to our operations in Mexico, is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries earnings.
(2)	Amounts shown are net of taxes/tax benefits.

Note L – Share-Based Plans

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

Stock Options:

The Company made stock option grants for 116,655 shares during the twelve week period ended November 22, 2025, and granted options to purchase 118,813 shares during the comparable prior year period. The Company grants options to purchase common stock to certain of its employees under its equity incentive plans at prices equal to or above the market value of the stock on the date of grant. Option-vesting periods range from four to five years, with the majority of options vesting ratably over four years. The fair value of each option is amortized into compensation expense on a straight-line basis over the requisite service period, less estimated forfeitures. Employees who meet the qualified retirement provisions under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan are assumed to have a 0% forfeiture rate. All other employee grants assume a 10% forfeiture rate, which is based on historical experience.

The weighted average fair value of the stock option awards granted during the twelve week periods ended November 22, 2025, and November 23, 2024, using the Black-Scholes-Merton multiple-option pricing valuation model, was $1,265.65 and $1,020.28 per share, respectively, using the following weighted average key assumptions:

	Twelve Weeks Ended
	November 22,	November 23,
	2025	2024

Expected price volatility	25%	26%
Risk-free interest rate	3.8%	3.9%
Weighted average expected lives (in years)	5.4	5.5
Forfeiture rate	8%	7%
Dividend yield	0%	0%

During the twelve week period ended November 22, 2025, and the comparable prior year period, 24,812 and 41,085 stock options, respectively, were exercised at a weighted average exercise price of $1,267.77 and $872.81, respectively.

As of November 22, 2025, total unrecognized share-based expense related to stock options, net of estimated forfeitures, was approximately $226.3 million, before income taxes, which we expect to recognize over an estimated weighted average period of 3.4 years.

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

The Company made grants of 1,318 and 2,054 restricted stock unit awards at weighted average grant date fair values of $4,075.31 and $3,129.78, respectively, during the twelve week periods ended November 22, 2025, and November 23, 2024.

During the twelve week period ended November 22, 2025, and the comparable prior year period, 1,879 and 2,529 restricted stock unit awards, respectively, were vested at a weighted average grant date fair value of $2,341.88 and $1,716.43, respectively.

As of November 22, 2025, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $11.6 million, before income taxes, which we expect to recognize over an estimated weighted average period of 3.1 years.

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $30.7 million and $26.1 million, respectively, for the twelve week periods ended November 22, 2025, and November 23, 2024.

For the twelve week period ended November 22, 2025, and the comparable prior year period, 69,839 and 81,028 stock options, respectively, were excluded from the diluted earnings per share computation because they would have been anti-dilutive.

See AutoZone’s Annual Report on Form 10-K for the year ended August 30, 2025, and other filings with the SEC, for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s Amended and Restated 2011 Equity Incentive Award Plan, the AutoZone, Inc. 2020 Omnibus Incentive Award Plan and the Director Compensation Program.

Note M – Segment Reporting

The Company is a leading retailer and distributor of automotive parts and accessories through the Company’s 7,710 stores in the Americas.

The Company has a single operating and reportable segment which aligns with how the Company is managed. This single operating segment includes all operations which are designed to enable customers to purchase products seamlessly in stores and from our online platforms. We carry an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, regularly reviews consolidated net income, as well as significant segment expenses included in the table below, to evaluate performance and allocate resources. The CODM also evaluates consolidated actual results versus forecasts, budgets and prior year results. The measure of segment assets is reported as “Total assets” on the Condensed Consolidated Balance Sheets as of November 22, 2025, and August 30, 2025. Expenditures for long-lived segment assets are reported as “Capital Expenditures” on the Condensed Consolidated Statements of Cash Flows for the twelve weeks ended November 22, 2025 and November 23, 2024.

The following table represents significant expenses that are regularly provided to the CODM for the twelve weeks ended November 22, 2025 and November 23, 2024:

	Twelve Weeks Ended
	November 22,	November 23,
(in thousands)	2025	2024

Auto Parts Segment
Net sales	$4,628,630	$4,279,641
Cost of sales, including warehouse and delivery expenses	2,269,317	2,011,584
Gross profit	2,359,313	2,268,057
Less:
Compensation expense(1)	948,136	869,570
Rent expense(2)	115,976	107,371
Depreciation & amortization	131,580	120,429
Advertising expense	24,681	24,760
Other segment expenses(3)	354,735	304,778
Interest expense, net	106,270	107,629
Income tax expense	147,112	168,587
Consolidated net income	$530,823	$564,933

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

AutoZone, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. (the Company) as of November 22, 2025, the related condensed consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for the twelve week periods ended November 22, 2025 and November 23, 2024, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of August 30, 2025, the related consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated October 27, 2025, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 30, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

December 19, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect the future results of AutoZone, Inc. (“AutoZone” or the “Company”). The following MD&A discussion should be read in conjunction with our Condensed Consolidated Financial Statements, related notes to those statements and other financial information, including forward-looking statements and risk factors, that appear elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended August 30, 2025, and our other filings with the SEC.

Forward-Looking Statements

Certain statements herein constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “seek,” “may,” “could” and similar expressions. These statements are based on assumptions and assessments made by our management in light of experience, historical trends, current conditions, expected future developments and other factors that we believe appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand, due to changes in fuel prices, miles driven or otherwise; energy prices; weather, including extreme temperatures and natural disasters; competition; credit market conditions; cash flows; access to financing on favorable terms; future stock repurchases; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; risks associated with self-insurance; war and the prospect of war, including terrorist activity; public health issues; inflation, including wage inflation; exchange rates; the ability to hire, train and retain qualified employees including members of management; construction delays; failure or interruption of our information technology systems; issues relating to the confidentiality, integrity or availability of information, including due to cyber-attacks; historic sales and profit growth rate sustainability; downgrade of our credit ratings; damage to our reputation; challenges associated with doing business in and expanding into international markets; origin and raw material costs of suppliers; inventory availability; disruption in our supply chain; tariffs, trade policies, and other geopolitical factors; new accounting standards; our ability to execute our growth initiatives; and other business interruptions. These and other risks and uncertainties are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part 1 of our Annual Report on Form 10-K for the year ended August 30, 2025. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those contemplated by such forward-looking statements. Events described above and in the “Risk Factors” could materially and adversely affect our business. However, it is not possible to identify or predict all such risks and other factors that could affect these forward-looking statements. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading retailer and distributor of automotive replacement parts and accessories in the Americas. We began operations in 1979, and at November 22, 2025, operated 6,666 stores in the U.S., 895 stores in Mexico and 149 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At November 22, 2025, in 6,182 of our domestic stores as well as the vast majority of our stores in Mexico and Brazil, we had a commercial sales program that provides prompt delivery of parts and other products and commercial credit to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts. We also sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. Additionally, we sell the ALLDATA brand of automotive diagnostic, repair, collision and shop management software through www.alldata.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services. Our websites and the information contained therein or linked thereto are not intended to be incorporated into this report.

Operating results for the twelve weeks ended November 22, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2026. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters of fiscal 2026 and 2025 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring in the spring and summer months of February through September, and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales increased to $4.6 billion, an 8.2% increase over the prior year period. Our retail and commercial sales in our domestic and international markets grew as we continue to make progress on our growth initiatives. Operating profit decreased 6.8% to $784.2 million. Operating profit comparisons were negatively impacted by an unfavorable non-cash LIFO impact of $98.0 million. Net income decreased 6.0% to $530.8 million, and diluted earnings per share decreased 4.6% to $31.04.

During the first quarter of fiscal 2026, failure and maintenance related categories represented the largest portion of our sales mix at approximately 86% of total sales, which is consistent with the comparable prior year period. Failure related categories continue to be the largest portion of our sales mix. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by weather over a short-term period. Over the long-term, we believe the impact of weather on our sales mix is not significant.

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

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. For the 12-month period ended in October 2025, miles driven in the U.S. increased 1.0% compared to the same period in the prior year, based on the latest information available from the U.S. Department of Transportation. According to the latest data provided by S&P Global Mobility, the average age of light vehicles on the road was 12.8 years.

Twelve Weeks Ended November 22, 2025

Compared with Twelve Weeks Ended November 23, 2024

Net sales for the twelve weeks ended November 22, 2025, increased $349.0 million to $4.6 billion, or 8.2% over net sales for the comparable prior year period. This growth was driven primarily by an increase in total company same store sales of 4.7% on a constant currency basis and net sales of $110.6 million from new domestic and international stores. Domestic commercial sales increased $163.7 million to $1.3 billion, or 14.5% over the comparable prior year period.

Same store sales, or sales for our domestic and international stores open at least one year, are as follows:

	Twelve Weeks Ended
			Constant Currency (1)
	November 22, 2025	November 23, 2024	November 22, 2025	November 23, 2024
Domestic	4.8%	0.3%	4.8%	0.3%
International	11.2%	1.0%	3.7%	13.7%
Total Company	5.5%	0.4%	4.7%	1.8%
(1)	Constant currency same store sales exclude impacts from fluctuations of foreign exchange rates by converting both the current year and prior year international results at the prior year foreign currency exchange rate.

Gross profit for the twelve weeks ended November 22, 2025, was $2.4 billion, compared with $2.3 billion during the comparable prior year period. Gross profit, as a percentage of sales, was 51.0% compared to 53.0% during the comparable prior year period. The decrease in gross margin was driven primarily by a 212 basis point unfavorable non-cash LIFO impact, partially offset by other net margin improvements.

Operating, selling, general and administrative expenses for the twelve weeks ended November 22, 2025, and the comparable prior year period were $1.6 billion and $1.4 billion, respectively. As a percentage of sales, expenses were 34.0% for the twelve weeks ended November 22, 2025, compared with 33.3% during the comparable prior year period. The increase was primarily driven by investments to support our growth initiatives.

Net interest expense for the twelve weeks ended November 22, 2025, was $106.3 million compared to $107.6 million during the comparable prior year period. Average borrowings were $8.7 billion and $8.9 billion, and weighted average borrowing rates were 4.5% and 4.4% for the twelve weeks ended November 22, 2025, and November 23, 2024, respectively.

Our effective income tax rate for the twelve weeks ended November 22, 2025, was 21.7% of pretax income compared to 23.0% for the comparable prior year period. The benefit from stock options exercised for the twelve week period ended November 22, 2025, was $12.6 million compared to $5.3 million in the comparable prior year period.

Net income for the twelve weeks ended November 22, 2025, decreased by $34.1 million from the comparable prior year period to $530.8 million due to the factors set forth above, and diluted earnings per share decreased by 4.6% to $31.04 from $32.52.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. We believe that our cash generated from operating activities and available credit, supplemented with our long-term borrowings will provide ample liquidity to fund our operations while allowing us to make strategic investments to support growth initiatives and return excess cash to shareholders in the form of share repurchases. As of November 22, 2025, we held $287.6 million of cash and cash equivalents, as well as $2.2 billion in undrawn capacity on our Revolving Credit Agreement. We believe our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, repay our debt as it becomes due and fund our share repurchases over the short-term and long-term. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary. However, decreased demand for our products or changes in customer buying patterns would negatively impact our ability to generate cash from operating activities. Decreased demand or changes in buying patterns could also impact our ability to meet the debt covenants of our credit agreements and, therefore, negatively impact the funds available under our Revolving Credit Agreement. In the event our liquidity is insufficient, we may be required to limit our spending. All of our material borrowing arrangements are described in greater detail in “Note I – Financing” in the Notes to Condensed Consolidated Financial Statements. There were no significant changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 30, 2025.

For the twelve week periods ended November 22, 2025, and November 23, 2024, our net cash flows from operating activities provided $944.2 million and $811.8 million, respectively. The increase for the twelve weeks ended November 22, 2025, compared with the prior year period, was primarily due to higher net earnings adjusted for non-cash charges.

Our net cash flows used in investing activities for the twelve weeks ended November 22, 2025, were $326.7 million as compared with $265.7 million in the comparable prior year period. Capital expenditures for the twelve weeks ended November 22, 2025, were $314.2 million compared to $247.0 million in the comparable prior year period. The increase in capital expenditures was primarily driven by our growth initiatives, including new stores, and hub and mega hub store expansion projects. During the twelve weeks ended November 22, 2025, and November 23, 2024, we opened 53 and 34 net new stores, respectively. Investing cash flows were impacted by our wholly owned captive, which purchased $12.6 million and $12.3 million, and sold $6.3 million and $12.6 million in marketable debt securities during the twelve weeks ended November 22, 2025 and the comparable prior year period, respectively. Our investment in tax credit equity investments was $5.1 million during the twelve weeks ended November 22, 2025, compared to $31.0 million during the comparable prior year period.

Our net cash flows used in financing activities for the twelve weeks ended November 22, 2025, were $602.7 million compared to $538.1 million in the comparable prior year period. Stock repurchases were $427.2 million in the current twelve week period as compared with $540.1 million in the comparable prior year period. The treasury stock repurchases were primarily funded by cash flows from operations. For the twelve week period ended November 22, 2025, and the comparable prior year period, we had $179.1 million and $15.0 million in net repayments of commercial paper, respectively. Proceeds from the sale of common stock and exercises of stock options for the twelve weeks ended November 22, 2025, and November 23, 2024, provided $31.9 million and $36.0 million, respectively.

During fiscal 2026, we expect to increase the investment in our business as compared to fiscal 2025. Our investments are expected to be directed primarily to our growth initiatives, which include new stores and hub and mega hub store expansion projects. The amount of investments in our new stores is impacted by different factors, including whether the building and land are purchased (requiring higher investment) or leased (generally lower investment) and whether such buildings are located in the U.S., Mexico or Brazil, or located in urban or rural areas.

In addition to the building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our suppliers’ ability to factor their receivables from us. The Company has arrangements with third-party financial institutions to confirm invoice balances owed by the Company to certain suppliers and pay the financial institutions the confirmed amounts on the invoice due dates. These arrangements allow the Company’s inventory suppliers, at their sole discretion, to enter into agreements with these financial institutions to finance the Company’s obligations to the suppliers at terms negotiated between the suppliers and the financial institutions. Supplier participation is optional and our obligations to our suppliers, including the amount and dates due, are not impacted by our suppliers’ decision to enter into an agreement with a third-party financial institution. A downgrade in our credit or changes in the financial markets could limit the financial institutions’ and our suppliers’ willingness to participate in these arrangements; however, we do not believe such risk would have a material impact on our working capital or cash flows. We plan to continue negotiating extended terms with our suppliers, benefitting our working capital and resulting in a high accounts payable to inventory ratio. We had an accounts payable to inventory ratio of 115.6% at November 22, 2025, and 119.5% at November 23, 2024.

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

For the trailing four quarters ended November 22, 2025, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP measure, was 39.6% as compared to 47.7% for the comparable prior year period. Adjusted ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio as of November 22, 2025, and November 23, 2024, was 2.5:1. We calculate adjusted debt as the sum of total debt, financing lease liabilities and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent, and share-based compensation expense to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. To the extent EBITDAR increases, we expect our debt levels to increase; conversely, if EBITDAR decreases, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Debt Facilities

See “Note I – Financing” in the Notes to the Condensed Consolidated Financial Statements for information concerning our Senior Notes, Revolving Credit Agreement, commercial paper borrowings, outstanding letters of credit and surety bonds commitment.

Stock Repurchases

See “Note J – Stock Repurchase Program” in the Notes to the Condensed Consolidated Financial Statements for information on our share repurchases.

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

We have included reconciliations of this information to the most comparable GAAP measures in the following reconciliation tables.

Reconciliation of Non-GAAP Financial Measure: Adjusted After-Tax ROIC

The following tables calculate the percentages of adjusted ROIC for the trailing four quarters ended November 22, 2025, and November 23, 2024.

	A	B	A-B=C	D	C+D
	Fiscal Year	Twelve	Forty	Twelve	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 30,	November 23,	August 30,	November 22,	November 22,
(in thousands, except percentage)	2025	2024	2025	2025	2025

Net income	$2,498,247	$564,933	$1,933,314	$530,823	$2,464,137
Adjustments:
Interest expense, net	475,824	107,629	368,195	106,270	474,465
Rent expense(1)	463,031	105,189	357,842	111,657	469,499
Tax effect(2)	(187,771)	(42,564)	(145,207)	(43,585)	(188,792)
Adjusted after-tax return	$3,249,331	$735,187	$2,514,144	$705,165	$3,219,309

Average debt(3)					$8,868,127
Average stockholders’ deficit(3)					(3,949,604)
Add: Rent x 6(1)					2,816,994
Average finance lease liabilities(3)					391,144
Invested capital					$8,126,661

Adjusted after-tax ROIC					39.6%

	A	B	A-B=C	D	C+D
	Fiscal Year	Twelve	Forty-One	Twelve	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 31,	November 18,	August 31,	November 23,	November 23,
(in thousands, except percentage)	2024	2023	2024	2024	2024

Net income	$2,662,427	$593,463	$2,068,964	$564,933	$2,633,897
Adjustments:
Interest expense, net	451,578	91,384	360,194	107,629	467,823
Rent expense(1)	447,693	98,693	349,000	105,189	454,189
Tax effect(2)	(184,351)	(38,966)	(145,385)	(43,628)	(189,013)
Adjusted after-tax return	$3,377,347	$744,574	$2,632,773	$734,123	$3,366,896

Average debt(3)					$8,849,457
Average stockholders' deficit(3)					(4,862,353)
Add: Rent x 6(1)					2,725,134
Average finance lease liabilities(3)					349,471
Invested capital					$7,061,709

Adjusted after-tax ROIC					47.7%

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended November 22, 2025, and November 23, 2024.

	A	B	A-B=C	D	C+D
	Fiscal Year	Twelve	Forty	Twelve	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 30,	November 23,	August 30,	November 22,	November 22,
(in thousands, except ratio)	2025	2024	2025	2025	2025

Net income	$2,498,247	$564,933	$1,933,314	$530,823	$2,464,137
Add: Interest expense, net	475,824	107,629	368,195	106,270	474,465
Income tax expense	636,085	168,587	467,498	147,112	614,610
EBIT	3,610,156	841,149	2,769,007	784,205	3,553,212
Add: Depreciation and amortization expense	613,199	133,173	480,026	148,194	628,220
Rent expense(1)	463,031	105,189	357,842	111,657	469,499
Share-based expense	124,717	26,117	98,600	30,727	129,327
EBITDAR	$4,811,103	$1,105,628	$3,705,475	$1,074,783	$4,780,258

Debt					$8,623,112
Financing lease liabilities					373,545
Add: Rent x 6(1)					2,816,994
Adjusted debt					$11,813,651

Adjusted debt to EBITDAR					2.5

	A	B	A-B=C	D	C+D
	Fiscal Year	Twelve	Forty-One	Twelve	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 31,	November 18,	August 31,	November 23,	November 23,
(in thousands, except ratio)	2024	2023	2024	2024	2024

Net income	$2,662,427	$593,463	$2,068,964	$564,933	$2,633,897
Add: Interest expense, net	451,578	91,384	360,194	107,629	467,823
Income tax expense	674,703	163,757	510,946	168,587	679,533
EBIT	3,788,708	848,604	2,940,104	841,149	3,781,253
Add: Depreciation and amortization expense	549,755	120,224	429,531	133,173	562,704
Rent expense(1)	447,693	98,693	349,000	105,189	454,189
Share-based expense	106,246	22,913	83,333	26,117	109,450
EBITDAR	$4,892,402	$1,090,434	$3,801,968	$1,105,628	$4,907,596

Debt					$9,012,539
Financing lease liabilities					388,847
Add: Rent x 6(1)					2,725,134
Adjusted debt					$12,126,520

Adjusted debt to EBITDAR					2.5

(1)	The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the trailing four quarters ended November 22, 2025, and November 23, 2024.

	Trailing Four Quarters Ended
(in thousands)	November 22, 2025	November 23, 2024

Total lease cost, per ASC 842	$635,731	$602,034
Less: Finance lease interest and amortization	(121,487)	(108,665)
Less: Variable operating lease components, related to insurance and common area maintenance	(44,745)	(39,180)
Rent expense	$469,499	$454,189

(2)	Effective tax rate over trailing four quarters ended November 22, 2025, and November 23, 2024, was 20.0% and 20.5%, respectively.
(3)	All averages are computed based on trailing five quarter balances.

Recent Accounting Pronouncements

Refer to “Note A – General” in the Notes to Condensed Consolidated Financial Statements for the discussion of recent accounting pronouncements.

Critical Accounting Estimates

Our critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended August 30, 2025. There have been no significant changes to our critical accounting estimates since the filing of our Annual Report on Form 10-K for the year ended August 30, 2025.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

At November 22, 2025, the only material change to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 30, 2025 was the $179.1 million net decrease in commercial paper.

The fair value of the Company’s debt was estimated at $8.7 billion as of November 22, 2025, and $8.9 billion as of August 30, 2025, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $91.6 million and $94.4 million at November 22, 2025, and August 30, 2025, respectively, which reflects their face amount, adjusted for any unamortized debt issuance costs and discounts. We had $569.5 million and $748.6 million of variable rate debt outstanding at November 22, 2025, and August 30, 2025, respectively. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of $5.7 million in fiscal 2026. The primary interest rate exposure is based on the federal funds rate. We had outstanding fixed rate debt of $8.1 billion, net of unamortized debt issuance costs of $46.4 million at November 22, 2025, and $8.1 billion, net of unamortized debt issuance costs of $48.8 million at August 30, 2025. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by $443.3 million at November 22, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 22, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 22, 2025.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 22, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part 1, Item 3, of our Annual Report on Form 10-K for the fiscal year ended August 30, 2025.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended November 22, 2025, were as follows:

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

August 31, 2025 to September 27, 2025	27,955	$4,259.21	27,955	$2,013,244,279
September 28, 2025 to October 25, 2025	33,438	4,087.05	33,438	1,876,581,345
October 26, 2025 to November 22, 2025	46,411	3,777.69	46,411	1,701,254,781
Total	107,804	$3,998.51	107,804	$1,701,254,781

For more information on our stock repurchases, see “Note J – Stock Repurchase Program” in the Notes to the Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During our fiscal quarter ended November 22, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are being filed herewith:

Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.
3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Ninth Amended and Restated By-Laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 1, 2025.
10.1**	Form of Grant Notice and Award Agreement for Stock Options granted to Officers under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan (Global).
10.2**	Form of Grant Notice and Award Agreement for Restricted Stock Units granted to Officers under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan (Global).

15.1*	Letter Regarding Unaudited Interim Financial Statements.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended November 22, 2025, has been formatted in Inline XBRL.

*	Furnished herewith.
**	Filed herewith.

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

Dated: December 19, 2025