Form 10-Q
period 2026-02-14
AUTOZONE INC
filed 2026-03-20
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 14, 2026 or

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

Common Stock, $.01 Par Value – 16,476,820 shares outstanding as of March 13, 2026.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 14,	August 30,
(in thousands)	2026	2025

Assets
Current assets:
Cash and cash equivalents	$285,492	$271,803
Accounts receivable	698,376	670,137
Merchandise inventories	7,484,042	7,025,688
Other current assets	364,164	373,751
Total current assets	8,832,074	8,341,379

Property and equipment:
Property and equipment	13,365,701	12,552,328
Less: Accumulated depreciation and amortization	(5,811,181)	(5,489,819)
	7,554,520	7,062,509

Operating lease right-of-use assets	3,300,213	3,194,666
Goodwill	302,645	302,645
Deferred income taxes	131,351	118,433
Other long-term assets	317,792	335,692
Total assets	$20,438,595	$19,355,324

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,297,536	$8,025,590
Current portion of operating lease liabilities	329,115	283,564
Accrued expenses and other	1,222,212	1,151,536
Income taxes payable	72,340	58,707
Total current liabilities	9,921,203	9,519,397

Long-term debt	8,907,052	8,799,775
Operating lease liabilities, less current portion	3,175,110	3,093,936
Deferred income taxes	504,182	520,510
Other long-term liabilities	839,818	836,019

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 16,578 shares issued and 16,519 shares outstanding as of February 14, 2026; 16,927 shares issued and 16,665 shares outstanding as of August 30, 2025	166	169
Additional paid-in capital	1,919,290	1,843,779
Retained deficit	(4,391,569)	(3,975,852)
Accumulated other comprehensive loss	(157,888)	(285,010)
Treasury stock, at cost	(278,769)	(997,399)
Total stockholders’ deficit	(2,908,770)	(3,414,313)
Total liabilities and stockholders' deficit	$20,438,595	$19,355,324

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 14,	February 15,	February 14,	February 15,
(in thousands, except per share data)	2026	2025	2026	2025

Net sales	$4,274,098	$3,952,012	$8,902,727	$8,231,652
Cost of sales, including warehouse and delivery expenses	2,030,740	1,823,611	4,300,055	3,835,194
Gross profit	2,243,358	2,128,401	4,602,672	4,396,458
Operating, selling, general and administrative expenses	1,544,902	1,421,634	3,120,011	2,848,542
Operating profit	698,456	706,767	1,482,661	1,547,916
Interest expense, net	107,205	108,822	213,475	216,451
Income before income taxes	591,251	597,945	1,269,186	1,331,465
Income tax expense	122,391	110,022	269,503	278,609
Net income	$468,860	$487,923	$999,683	$1,052,856

Weighted average shares for basic earnings per share	16,573	16,788	16,612	16,850
Effect of dilutive stock equivalents	396	457	424	457
Weighted average shares for diluted earnings per share	16,969	17,245	17,036	17,307

Basic earnings per share	$28.29	$29.06	$60.18	$62.48
Diluted earnings per share	$27.63	$28.29	$58.68	$60.83

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 14,	February 15,	February 14,	February 15,
(in thousands)	2026	2025	2026	2025

Net income	$468,860	$487,923	$999,683	$1,052,856
Other comprehensive income (loss):
Foreign currency translation adjustments	104,581	(903)	125,709	(45,892)
Unrealized gains (losses) on marketable debt securities, net of taxes	233	65	604	(887)
Net derivative activities, net of taxes	404	404	809	808
Total other comprehensive income (loss)	105,218	(434)	127,122	(45,971)
Comprehensive income	$574,078	$487,489	$1,126,805	$1,006,885

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Four Weeks Ended
	February 14,	February 15,
(in thousands)	2026	2025

Cash flows from operating activities:
Net income	$999,683	$1,052,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	303,834	271,091
Other non-cash charges	157,000	—
Amortization of debt origination fees	5,978	6,061
Deferred income taxes	(137,076)	(43,734)
Share-based compensation expense	67,469	56,563
Changes in operating assets and liabilities:
Accounts receivable	(20,341)	(54,575)
Merchandise inventories	(552,373)	(454,109)
Accounts payable and accrued expenses	235,756	449,787
Income taxes	185,174	170,590
Other, net	72,496	(58,978)
Net cash provided by operating activities	1,317,600	1,395,552

Cash flows from investing activities:
Capital expenditures	(651,977)	(539,737)
Purchase of marketable debt securities	(22,957)	(31,258)
Proceeds from sale of marketable debt securities	8,845	30,100
Net investment in tax credit equity investments	(9,684)	(37,381)
Other, net	8,278	14,857
Net cash used in investing activities	(667,495)	(563,419)

Cash flows from financing activities:
Net proceeds from commercial paper	102,400	22,000
Net proceeds from sale of common stock	51,463	64,302
Purchase of treasury stock	(741,694)	(866,480)
Repayment of principal portion of finance lease liabilities	(54,098)	(47,412)
Other, net	(974)	1,144
Net cash used in financing activities	(642,903)	(826,446)

Effect of exchange rate changes on cash	6,487	(2,954)

Net increase in cash and cash equivalents	13,689	2,733
Cash and cash equivalents at beginning of period	271,803	298,172
Cash and cash equivalents at end of period	$285,492	$300,905

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Twelve Weeks Ended February 14, 2026
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at November 22, 2025	16,954	$170	$1,907,813	$(3,445,029)	$(263,106)	$(1,428,455)	$(3,228,607)
Net income	—	—	—	468,860	—	—	468,860
Total other comprehensive income	—	—	—	—	105,218	—	105,218
Retirement of treasury shares	(395)	(4)	(45,067)	(1,415,400)	—	1,460,471	—
Purchase of 85 shares of treasury stock	—	—	—	—	—	(310,785)	(310,785)
Issuance of common stock under stock options and stock purchase plans	19	—	19,605	—	—	—	19,605
Share-based compensation expense	—	—	36,939	—	—	—	36,939
Balance at February 14, 2026	16,578	$166	$1,919,290	$(4,391,569)	$(157,888)	$(278,769)	$(2,908,770)

	Twelve Weeks Ended February 15, 2025
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at November 23, 2024	17,495	$175	$1,684,064	$(3,860,049)	$(407,155)	$(2,089,956)	$(4,672,921)
Net income	—	—	—	487,923	—	—	487,923
Total other comprehensive loss	—	—	—	—	(434)	—	(434)
Retirement of treasury shares	(710)	(7)	(69,878)	(2,049,117)	—	2,119,002	—
Purchase of 100 shares of treasury stock	—	—	—	—	—	(329,355)	(329,355)
Issuance of common stock under stock options and stock purchase plans	37	—	28,300	—	—	—	28,300
Share-based compensation expense	—	—	28,714	—	—	—	28,714
Balance at February 15, 2025	16,822	$168	$1,671,200	$(5,421,243)	$(407,589)	$(300,309)	$(4,457,773)

	Twenty-Four Weeks Ended February 14, 2026
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 30, 2025	16,927	$169	$1,843,779	$(3,975,852)	$(285,010)	$(997,399)	$(3,414,313)
Net income	—	—	—	999,683	—	—	999,683
Total other comprehensive income	—	—	—	—	127,122	—	127,122
Retirement of treasury shares	(395)	(4)	(45,067)	(1,415,400)	—	1,460,471	—
Purchase of 193 shares of treasury stock	—	—	—	—	—	(741,841)	(741,841)
Issuance of common stock under stock options and stock purchase plans	46	1	51,462	—	—	—	51,463
Share-based compensation expense	—	—	69,116	—	—	—	69,116
Balance at February 14, 2026	16,578	$166	$1,919,290	$(4,391,569)	$(157,888)	$(278,769)	$(2,908,770)

	Twenty-Four Weeks Ended February 15, 2025
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 31, 2024	17,451	$175	$1,621,553	$(4,424,982)	$(361,618)	$(1,584,742)	$(4,749,614)
Net income	—	—	—	1,052,856	—	—	1,052,856
Total other comprehensive loss	—	—	—	—	(45,971)	—	(45,971)
Retirement of treasury shares	(710)	(7)	(69,878)	(2,049,117)	—	2,119,002	—
Purchase of 260 shares of treasury stock	—	—	—	—	—	(834,569)	(834,569)
Issuance of common stock under stock options and stock purchase plans	81	—	64,302	—	—	—	64,302
Share-based compensation expense	—	—	55,223	—	—	—	55,223
Balance at February 15, 2025	16,822	$168	$1,671,200	$(5,421,243)	$(407,589)	$(300,309)	$(4,457,773)

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

Operating results for the twelve and twenty-four weeks ended February 14, 2026, are not necessarily indicative of the results that may be expected for the full fiscal year ending August 29, 2026. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters of fiscal 2026 and 2025 each have 16 weeks.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740). The amendments in this ASU are intended to enhance the transparency of income tax information by updating income tax disclosure requirements. The guidance is effective for public entities for annual periods beginning after December 15, 2024, and early adoption is permitted. The amendments in this ASU should be applied on a prospective basis; however, retrospective application is permitted. The Company will adopt this standard with its fiscal 2026 annual filing. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

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

Note B – Merchandise Inventories

Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or market value for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. The Company’s policy is not to write up inventory in excess of replacement cost. Due to price changes on the Company’s merchandise purchases, primarily due to inflation driven by tariffs, the Company’s LIFO credit reserve balance was $240.0 million at February 14, 2026, and $83.0 million at August 30, 2025. Changes to the Company’s LIFO credit reserve balance are recorded as a non-cash charge or benefit to cost of sales.

Note C – Variable Interest Entities

The Company invests in certain tax credit funds that promote renewable energy and generate a return primarily through the realization of federal tax credits. The Company considers its investments in these tax credit funds as investments in variable interest entities (“VIEs”). The Company evaluates the investment in any VIE to determine whether it is the primary beneficiary. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. As of February 14, 2026, the Company held tax credit equity investments that were deemed to be VIEs and determined that it was not the primary beneficiary of the entities, as it did not have the power to direct the activities that most significantly impacted the entities and accounted for these investments using the equity method. The Company’s maximum exposure to losses is generally limited to its net investment, which was $71.5 million and $60.8 million as of February 14, 2026, and August 30, 2025, respectively, and was included in Other long-term assets in the Condensed Consolidated Balance Sheets.

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	February 14, 2026
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$22,199	$6,287	$—	$28,486
Other long-term assets	56,024	54,511	—	110,535
	$78,223	$60,798	$—	$139,021

	August 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$13,667	$4,994	$—	$18,661
Other long-term assets	52,278	53,201	—	105,479
	$65,945	$58,195	$—	$124,140

The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. Fair values of the marketable debt securities, by asset class, are described in “Note E – Marketable Debt Securities.”

Additionally, the Company has deferred compensation plan assets which are recorded at fair value on a recurring basis using Level 1 inputs. These assets consisted of investments in various mutual and money markets funds of which $41.6 million is recorded in Other current assets and $31.8 million is recorded in Other long-term assets at February 14, 2026, and $2.7 million was recorded in Other current assets and $68.2 million was recorded in Other long-term assets at August 30, 2025. The Company’s liability under the plan included $41.6 million recorded in Accrued expenses and other and $31.8 million recorded in Other long-term liabilities at February 14, 2026, and $2.7 million recorded in Accrued expenses and other and $68.2 million recorded in Other long-term liabilities at August 30, 2025.

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

The Company’s available-for-sale marketable debt securities consisted of the following:

	February 14, 2026
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$27,259	$397	$—	$27,656
Government bonds	62,419	964	(43)	63,340
Mortgage-backed securities	20,637	554	(18)	21,173
Asset-backed securities and other	26,767	85	—	26,852
	$137,082	$2,000	$(61)	$139,021

	August 30, 2025
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$23,441	$270	$(33)	$23,678
Government bonds	63,053	910	(201)	63,762
Mortgage-backed securities	21,433	227	(81)	21,579
Asset-backed securities and other	15,043	81	(3)	15,121
	$122,970	$1,488	$(318)	$124,140

The contractual maturities of the Company’s available for sale marketable debt securities are as follows:

	February 14, 2026
	Amortized	Fair
(in thousands)	Cost Basis	Value

Due within one year	$30,249	$28,486
Due after one year through five years	62,305	64,981
Due after five years through ten years	29,565	30,155
Due after ten years	14,963	15,399
	$137,082	$139,021

At February 14, 2026, the Company held 12 securities that were in an unrealized loss position of approximately $0.1 million. In evaluating whether a credit loss exists for the securities, the Company considers factors such as the severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value. An allowance for credit losses was deemed unnecessary given consideration of the factors above. The Company did not realize any material gains or losses on its marketable debt securities during the twenty-four week period ended February 14, 2026, and the comparable prior year period.

Included above in total available-for-sale marketable debt securities are $120.2 million and $117.4 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses as of February 14, 2026, and August 30, 2025, respectively.

Note F – Cloud Computing Arrangements

The Company capitalizes implementation costs associated with its cloud computing arrangements when incurred, consistent with the treatment of costs capitalized for internal use software. These costs begin amortization once the related software is placed in service and will be amortized over the remaining non-cancellable term of the hosting agreement, plus any renewal periods that are reasonably certain to be exercised, and are recorded within Operating, selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Income, the same line item as the related hosting fees. Amortization expense of $0.3 million was recorded in the twelve and twenty-four weeks ended February 14, 2026, with no amortization expense recorded in the comparable prior year periods. At February 14, 2026 and August 30, 2025, capitalized cloud-based enterprise resource planning (“ERP”) software implementation costs of $1.8 million and $1.6 million, respectively, were recorded within Other current assets, and $34.9 million and $29.6 million, respectively, were recorded within Other long-term assets on the Company's Condensed Consolidated Balance Sheets. Cloud computing arrangement implementation costs are classified within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Note G – Supplier Financing Programs

The Company has arrangements with third-party financial institutions to confirm invoice balances owed by the Company to certain suppliers and pay the financial institutions the confirmed amounts on the invoice due dates. These arrangements allow the Company’s inventory suppliers, at their sole discretion, to enter into agreements directly with these financial institutions to finance the Company’s obligations to the suppliers at terms negotiated between the suppliers and the financial institutions. Supplier participation is optional and our obligations to our suppliers, including the amount and dates due, are not impacted by our suppliers’ decision to enter into an agreement with a third-party financial institution. As of February 14, 2026, and August 30, 2025, the Company had supplier obligations outstanding that had been confirmed under these arrangements of $5.5 billion and $5.4 billion respectively, which are included in Accounts payable and $275.4 million and $264.9 million, respectively, which are included in Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

Note I – Financing

The Company’s debt consisted of the following:

	February 14,	August 30,
(in thousands)	2026	2025

3.125% Senior Notes due April 2026, effective interest rate 3.28%	$400,000	$400,000
5.050% Senior Notes due July 2026, effective interest rate 5.09%	450,000	450,000
3.750% Senior Notes due June 2027, effective interest rate 3.83%	600,000	600,000
4.500% Senior Notes due February 2028, effective interest rate 4.43%	450,000	450,000
6.250% Senior Notes due November 2028, effective interest rate 6.46%	500,000	500,000
3.750% Senior Notes due April 2029, effective interest rate 3.86%	450,000	450,000
5.100% Senior Notes due July 2029, effective interest rate 5.30%	600,000	600,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	750,000
5.125% Senior Notes due June 2030, effective interest rate 5.14%	500,000	500,000
1.650% Senior Notes due January 2031, effective interest rate 2.19%	600,000	600,000
4.750% Senior Notes due August 2032, effective interest rate 4.76%	750,000	750,000
4.750% Senior Notes due February 2033, effective interest rate 4.70%	550,000	550,000
5.200% Senior Notes due August 2033, effective interest rate 5.22%	300,000	300,000
6.550% Senior Notes due November 2033, effective interest rate 6.71%	500,000	500,000
5.400% Senior Notes due July 2034, effective interest rate 5.54%	700,000	700,000
Commercial paper, weighted average interest rate 3.74% at February 14, 2026 and 4.46% at August 30, 2025	851,000	748,600
Total debt before discounts and debt issuance costs	8,951,000	8,848,600
Less: Discounts and debt issuance costs	43,948	48,825
Long-term debt	$8,907,052	$8,799,775

The Company maintains a revolving credit facility (as amended from time to time, the “Revolving Credit Agreement”) with a borrowing capacity of $2.25 billion. The maximum borrowing capacity under the Revolving Credit Agreement may, at the Company’s option, subject to lenders’ approval, be increased from $2.25 billion to $3.25 billion. The Revolving Credit Agreement will terminate, and all amounts borrowed will be due and payable, on November 15, 2028. As of February 14, 2026, the Company had no outstanding borrowings and $1.7 million of outstanding letters of credit under the Revolving Credit Agreement.

In addition to the outstanding letters of credit issued under the Revolving Credit Agreement discussed above, the Company had $166.3 million and $149.1 million in letters of credit outstanding as of February 14, 2026, and August 30, 2025, respectively. These letters of credit have various maturity dates and were issued on an uncommitted basis. Additionally, the Company’s total surety bonds commitment was $101.4 million at February 14, 2026, compared with $100.5 million at August 30, 2025. Since its fiscal year end, the Company has canceled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to its casualty insurance carriers.

As of February 14, 2026, the $851.0 million commercial paper borrowings, the $400 million 3.125% Senior Notes due April 2026, and the $450 million 5.050% Senior Notes due July 2026 were classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets as the Company currently has the ability and intent to refinance them on a long-term basis through available capacity under its Revolving Credit Agreement. As of February 14, 2026, the Company had $2.2 billion of availability under its Revolving Credit Agreement, which would allow it to replace these short-term obligations with a long-term financing facility.

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

The fair value of the Company’s debt was estimated at $9.1 billion and $8.9 billion as of February 14, 2026, and August 30, 2025, respectively, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $151.7 million and $94.4 million at February 14, 2026, and August 30, 2025, respectively, which reflects the face amount, adjusted for any unamortized debt issuance costs and discounts.

As of February 14, 2026, the Company was in compliance with all covenants and expects to remain in compliance with all covenants under its borrowing arrangements.

Note J – Stock Repurchase Program

From January 1, 1998, to February 14, 2026, the Company has repurchased a total of 155.8 million shares of its common stock at an aggregate cost of $39.3 billion, including 192.6 thousand shares of its common stock at an aggregate cost of $741.8 million during the twenty-four week period ended February 14, 2026.

On October 8, 2025, the Board voted to authorize the repurchase of an additional $1.5 billion of the Company’s common stock in connection with its ongoing share repurchase program, which raised the total value of shares authorized to be repurchased to $40.7 billion. Considering the cumulative repurchases as of February 14, 2026, the Company had $1.4 billion remaining under the Board’s authorization to repurchase its common stock.

During the twenty-four week period ended February 14, 2026, the Company retired 0.4 million shares of treasury stock which had been previously repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1.4 billion and decreased Additional paid-in capital by $45.1 million. During the comparable prior year period, the Company retired 0.7 million shares of treasury stock, which increased Retained deficit by $2.0 billion and decreased Additional paid-in capital by $69.9 million.

Subsequent to February 14, 2026, and through March 13, 2026, the Company has repurchased 45.5 thousand shares of its common stock at an aggregate cost of $169.9 million.

Note K – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, net unrealized gains (losses) on marketable debt securities, and net derivative activities.

Changes in Accumulated other comprehensive loss for the twelve week periods ended February 14, 2026, and February 15, 2025, consisted of the following:

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at November 22, 2025	$(255,908)	$1,289	$(8,487)	$(263,106)
Other comprehensive income before reclassifications(2)	104,581	231	—	104,812
Amounts reclassified from Accumulated other comprehensive loss(2)	—	2	404	406
Balance at February 14, 2026	$(151,327)	$1,522	$(8,083)	$(157,888)

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at November 23, 2024	$(396,261)	$(652)	$(10,242)	$(407,155)
Other comprehensive (loss) income before reclassifications(2)	(903)	82	—	(821)
Amounts reclassified from Accumulated other comprehensive loss(2)	—	(17)	404	387
Balance at February 15, 2025	$(397,164)	$(587)	$(9,838)	$(407,589)

Changes in Accumulated other comprehensive loss for the twenty-four week periods ended February 14, 2026, and February 15, 2025, consisted of the following:

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at August 30, 2025	$(277,036)	$918	$(8,892)	$(285,010)
Other comprehensive income before reclassifications(2)	125,709	597	—	126,306
Amounts reclassified from Accumulated other comprehensive loss(2)	—	7	809	816
Balance at February 14, 2026	$(151,327)	$1,522	$(8,083)	$(157,888)

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at August 31, 2024	$(351,272)	$300	$(10,646)	$(361,618)
Other comprehensive loss before reclassifications(2)	(45,892)	(870)	—	(46,762)
Amounts reclassified from Accumulated other comprehensive loss(2)	—	(17)	808	791
Balance at February 15, 2025	$(397,164)	$(587)	$(9,838)	$(407,589)
(1)	Foreign currency, which primarily relates to our operations in Mexico, is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries’ earnings.
(2)	Amounts shown are net of taxes/tax benefits.

Note L – Share-Based Plans

AutoZone maintains several equity incentive plans, which provide equity-based compensation to non-employee directors and eligible employees for their service to AutoZone, its subsidiaries or affiliates. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. Share-based payments include stock option grants, restricted stock grants, restricted stock unit grants, discounts on shares sold to employees under share purchase plans and other awards. Additionally, directors’ fees are paid in restricted stock units with value equivalent to the value of shares of common stock as of the grant date. The change in fair value of liability-based stock awards is also recognized in share-based compensation expense.

Stock Options:

The Company made stock option grants for 117,398 shares during the twenty-four week period ended February 14, 2026, and granted options to purchase 122,536 shares during the comparable prior year period. The Company grants options to purchase common stock to certain of its employees under its equity incentive plans at prices equal to or above the market value of the stock on the date of grant. Option-vesting periods range from four to five years, with the majority of options vesting ratably over four years. The fair value of each option is amortized into compensation expense on a straight-line basis over the requisite service period, less estimated forfeitures. Employees who meet the qualified retirement provisions under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan are assumed to have a 0% forfeiture rate. All other employee grants assume a 10% forfeiture rate, which is based on historical experience.

The weighted average fair value of the stock option awards granted during the twenty-four week periods ended February 14, 2026, and February 15, 2025, using the Black-Scholes-Merton multiple-option pricing valuation model, was $1,264.18 and $1,025.84 per share, respectively, using the following weighted average key assumptions:

	Twenty-Four Weeks Ended
	February 14,	February 15,
	2026	2025

Expected price volatility	25%	26%
Risk-free interest rate	3.8%	4.0%
Weighted average expected lives (in years)	5.4	5.5
Forfeiture rate	8%	7%
Dividend yield	0%	0%

During the twenty-four week period ended February 14, 2026, and the comparable prior year period, 42,389 and 71,578 stock options, respectively, were exercised at a weighted average exercise price of $1,119.00 and $882.41, respectively.

As of February 14, 2026, total unrecognized share-based expense related to stock options, net of estimated forfeitures, was approximately $194.2 million, before income taxes, which we expect to recognize over an estimated weighted average period of 3.0 years.

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

The Company made grants of 2,267 and 2,688 restricted stock unit awards at weighted average grant date fair values of $3,788.99 and $3,146.81, respectively, during the twenty-four week periods ended February 14, 2026, and February 15, 2025.

During the twenty-four week period ended February 14, 2026, and the comparable prior year period, 2,828 and 3,163 restricted stock unit awards, respectively, were vested at a weighted average grant date fair value of $2,694.23 and $2,014.21, respectively.

As of February 14, 2026, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $9.7 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.9 years.

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) for the twelve and twenty-four week periods ended February 14, 2026, was $36.7 million and $67.5 million, respectively. For the comparable prior year periods, total share-based compensation expense was $30.4 million and $56.6 million, respectively.

For the twelve and twenty-four week periods ended February 14, 2026, 163,178 and 98,804, respectively, stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year periods, 134,149 and 105,122 anti-dilutive stock options were excluded from the dilutive earnings per share computation.

See AutoZone’s Annual Report on Form 10-K for the year ended August 30, 2025, and other filings with the SEC for a discussion regarding the methodology used in developing AutoZone’s assumptions to determine the fair value of the option awards and a description of AutoZone’s Amended and Restated 2011 Equity Incentive Award Plan, the AutoZone, Inc. 2020 Omnibus Incentive Award Plan and the Director Compensation Program.

Note M – Segment Reporting

The Company is a leading retailer and distributor of automotive parts and accessories through the Company’s 7,774 stores in the Americas.

The Company has a single operating and reportable segment which aligns with how the Company is managed. This single operating segment includes all operations which are designed to enable customers to purchase products seamlessly in stores and from our online platforms. We carry an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, regularly reviews consolidated net income, as well as significant segment expenses included in the table below, to evaluate performance and allocate resources. The CODM also evaluates consolidated actual results versus forecasts, budgets and prior year results. The measure of segment assets is reported as “Total assets” on the Condensed Consolidated Balance Sheets as of February 14, 2026, and August 30, 2025. Expenditures for long-lived segment assets are reported as “Capital expenditures” on the Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended February 14, 2026 and February 15, 2025.

The following table represents significant expenses that are regularly provided to the CODM for the twelve and twenty-four weeks ended February 14, 2026 and February 15, 2025:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	February 14,	February 15,	February 14,	February 15,
(in thousands)	2026	2025	2026	2025

Auto Parts Segment
Net sales	$4,274,098	$3,952,012	$8,902,727	$8,231,652
Cost of sales, including warehouse and delivery expenses	2,030,740	1,823,611	4,300,055	3,835,194
Gross profit	2,243,358	2,128,401	4,602,672	4,396,458
Less:
Compensation expense(1)	937,284	864,267	1,885,420	1,733,837
Rent expense(2)	118,367	108,565	234,343	215,936
Depreciation & amortization	137,478	123,488	269,058	243,917
Advertising expense	21,123	25,190	45,804	49,950
Other segment expenses(3)	330,650	300,124	685,386	604,902
Interest expense, net	107,205	108,822	213,475	216,451
Income tax expense	122,391	110,022	269,503	278,609
Consolidated net income	$468,860	$487,923	$999,683	$1,052,856

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

Note N – Subsequent Events

On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Powers Act. The President immediately implemented new tariffs under different statutory authority, though their scope and duration, and the likelihood and outcome of further legal challenges to these tariffs, remain uncertain. Tariff policy continues to evolve, and we are monitoring potential impacts on our business and results of operations.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

AutoZone, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. (the Company) as of February 14, 2026, the related condensed consolidated statements of income, comprehensive income and stockholders’ deficit for the twelve and twenty-four week periods ended February 14, 2026, and February 15, 2025, the condensed consolidated statements of cash flows for the twenty-four week periods ended February 14, 2026, and February 15, 2025, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

March 20, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect the future results of AutoZone, Inc. (“AutoZone” or the “Company”). The following MD&A discussion should be read in conjunction with our Condensed Consolidated Financial Statements, related notes to those statements and other financial information, including forward-looking statements and risk factors, that appear elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended August 30, 2025, and other filings we make with the SEC.

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

Overview

We are a leading retailer and distributor of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at February 14, 2026, operated 6,709 stores in the U.S., 913 stores in Mexico and 152 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At February 14, 2026, in 6,310 of our domestic stores as well as the vast majority of our stores in Mexico and Brazil, we had a commercial sales program that provides prompt delivery of parts and other products and commercial credit to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts. We also sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. Additionally, we sell the ALLDATA brand automotive diagnostic, repair, collision and shop management software through www.alldata.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services. Our websites and the information contained therein or linked thereto are not intended to be incorporated into this report.

Operating results for the twelve and twenty-four weeks ended February 14, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2026. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters of fiscal 2026 and 2025 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September, and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales increased to $4.3 billion, an 8.1% increase over the comparable prior year period. Operating profit decreased 1.2% to $698.5 million. The second quarter operating profit comparison was negatively impacted by $59.0 million due to an unfavorable non-cash LIFO charge in the current quarter. Net income decreased 3.9% to $468.9 million and diluted earnings per share decreased 2.3% to $27.63 for the quarter.

During the second quarter of fiscal 2026, failure and maintenance related categories represented the largest portion of our sales mix at approximately 85% of total sales, whereas they represented approximately 86% of total sales in the comparable prior year period. Failure related categories continue to be the largest portion of our sales mix. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by weather over a short-term period. Over the long-term, we believe the impact of weather on our sales mix is not significant.

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

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. For the twelve-month period ended December 2025, miles driven in the U.S. increased 0.9% compared to the same period in the prior year, based on the latest information available from the U.S. Department of Transportation. According to the latest data provided by S&P Global Mobility, the average age of light vehicles on the road in the U.S. was 12.8 years.

Tariffs

On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Powers Act. The President immediately introduced new tariffs under different statutory authority, though their scope and duration, and the likelihood and outcome of further legal challenges to these tariffs, remain uncertain. Tariff policy continues to evolve, and we are monitoring potential impacts on our business and results of operations.

Twelve Weeks Ended February 14, 2026

Compared with Twelve Weeks Ended February 15, 2025

Net sales for the twelve weeks ended February 14, 2026, increased $322.1 million to $4.3 billion, or 8.1% over net sales of $4.0 billion for the comparable prior year period. This growth was driven by an increase in total company same store sales of 3.3% on a constant currency basis and net sales of $114.4 million from new domestic and international stores. Domestic commercial sales increased $103.0 million to $1.2 billion, or 9.8% over the comparable prior year.

Same store sales, or sales for our domestic and international stores open at least one year, are as follows:

	Twelve Weeks Ended
			Constant Currency (1)
	February 14, 2026	February 15, 2025	February 14, 2026	February 15, 2025
Domestic	3.4%	1.9%	3.4%	1.9%
International	17.1%	(8.2)%	2.5%	9.5%
Total Company	5.2%	0.5%	3.3%	2.9%
(1)	Constant currency same store sales exclude impacts from fluctuations of foreign currency exchange rates by converting both the current year and prior year international results at the prior year foreign currency exchange rate.

Gross profit for the twelve weeks ended February 14, 2026, was $2.2 billion, compared with $2.1 billion during the comparable prior year period. Gross profit, as a percentage of sales, was 52.5% for the twelve weeks ended February 14, 2026, compared to 53.9% for the comparable prior year period. The decrease in gross margin was driven by a 138 basis point unfavorable non-cash LIFO charge.

Operating, selling, general and administrative expenses for the twelve weeks ended February 14, 2026, were $1.5 billion compared with $1.4 billion during the comparable prior year period. As a percentage of sales, these expenses were 36.1% compared with 36.0% during the comparable prior year period. The increase was primarily driven by investments to support our growth initiatives.

Net interest expense was $107.2 million and $108.8 million for the twelve weeks ended February 14, 2026, and February 15, 2025, respectively. Average borrowings were $8.8 billion and $9.1 billion, and weighted average borrowing rates were 4.49% and 4.43% for the twelve weeks ended February 14, 2026, and February 15, 2025, respectively.

Our effective income tax rate was 20.7% and 18.4% of pretax income for the twelve weeks ended February 14, 2026, and February 15, 2025, respectively. The increase is primarily due to a reduced benefit from stock options exercised compared to the prior year, and last year benefiting from favorable discrete items related to our international business. The benefit from stock options exercised was $7.3 million and $14.3 million for the twelve weeks ended February 14, 2026 and the comparable prior year period, respectively.

Net income for the twelve weeks ended February 14, 2026, decreased by $19.1 million from the comparable prior year period to $468.9 million due to the factors set forth above, and diluted earnings per share decreased by 2.3% to $27.63 from $28.29.

Twenty-four Weeks Ended February 14, 2026

Compared with Twenty-four Weeks Ended February 15, 2025

Net sales for the twenty-four weeks ended February 14, 2026, increased $671.1 million to $8.9 billion, or 8.2% over net sales of $8.2 billion for the comparable prior year period. This growth was driven by an increase in total company same store sales of 4.0% on a constant currency basis and net sales of $225.0 million from new domestic and international stores. Domestic commercial sales increased $266.7 million to $2.4 billion, or 12.2% over the comparable prior year period.

Same store sales, or sales for our domestic and international stores open at least one year, are as follows:

	Twenty-Four Weeks Ended
			Constant Currency (1)
	February 14, 2026	February 15, 2025	February 14, 2026	February 15, 2025
Domestic	4.2%	1.0%	4.2%	1.0%
International	14.2%	(3.9)%	3.1%	11.5%
Total Company	5.4%	0.4%	4.0%	2.4%
(1)	Constant currency same store sales exclude impacts from fluctuations of foreign currency exchange rates by converting both the current year and prior year international results at the prior year foreign currency exchange rate.

Gross profit for the twenty-four weeks ended February 14, 2026, was $4.6 billion, compared with $4.4 billion during the comparable prior year period. Gross profit, as a percentage of sales, was 51.7% compared to 53.4% during the comparable prior year period. The decrease in gross margin was driven by a 176 basis point unfavorable non-cash LIFO charge.

Operating, selling, general and administrative expenses for the twenty-four weeks ended February 14, 2026, were $3.1 billion compared with $2.8 billion during the comparable prior year period. As a percentage of sales, these expenses were 35.0% compared with 34.6% during the comparable prior year period. The increase was primarily driven by an increase in investments to support our growth initiatives.

Net interest expense was $213.5 million and $216.5 million for the twenty-four weeks ended February 14, 2026, and February 15, 2025, respectively. Average borrowings were $8.8 billion and $9.0 billion, and weighted average borrowing rates were 4.51% and 4.43% for the twenty-four week periods ended February 14, 2026, and February 15, 2025, respectively.

Our effective income tax rate was 21.2% and 20.9% of pretax income for the twenty-four weeks ended February 14, 2026, and February 15, 2025, respectively. The benefit from stock options exercised for the twenty-four week period ended February 14, 2026, was $19.9 million compared to $19.5 million in the comparable prior year period.

Net income for the twenty-four weeks ended February 14, 2026, decreased by $53.2 million from the comparable prior year period to $999.7 million due to the factors set forth above, and diluted earnings per share decreased by 3.5% to $58.68 from $60.83.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. We believe that our cash generated from operating activities and available credit, supplemented with our long-term borrowings, will provide ample liquidity to fund our operations while allowing us to make strategic investments to support growth initiatives and return excess cash to shareholders in the form of share repurchases. As of February 14, 2026, we held $285.5 million of cash and cash equivalents, as well as $2.2 billion in undrawn capacity on our Revolving Credit Agreement. We believe our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, repay our debt as it becomes due and fund our share repurchases over the short-term and long-term. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary. However, decreased demand for our products or changes in customer buying patterns would negatively impact our ability to generate cash from operating activities. Decreased demand or changes in buying patterns could also impact our ability to meet the debt covenants of our credit agreements and, therefore, negatively impact the funds available under our Revolving Credit Agreement. In the event our liquidity is insufficient, we may be required to limit our spending. All of our material borrowing arrangements are described in greater detail in “Note I – Financing” in the Notes to Condensed Consolidated Financial Statements. Except for the $102.4 million increase in commercial paper, there have been no material changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 30, 2025.

For the twenty-four week periods ended February 14, 2026, and February 15, 2025, our net cash flows from operating activities provided $1.3 billion and $1.4 billion, respectively. Cash flows from operations decreased over last year primarily due to unfavorable changes in accounts payable and accrued expenses.

Our net cash flows used in investing activities for the twenty-four weeks ended February 14, 2026, were $667.5 million as compared to $563.4 million in the comparable prior year period. Capital expenditures for the twenty-four weeks ended February 14, 2026, were $652.0 million compared to $539.7 million in the comparable prior year period. The increase in capital expenditures was primarily driven by our growth initiatives, including new stores, hub and mega hub store expansion projects. During the twenty-four week periods ended February 14, 2026, and February 15, 2025, we opened 117 and 79 net new stores, respectively. Investing cash flows were impacted by our wholly-owned captive, which purchased $23.0 million and $31.3 million, and sold $8.8 million and $30.1 million in marketable debt securities during the twenty-four weeks ended February 14, 2026, and the comparable prior year period, respectively. Our net investment in tax credit equity investments was $9.7 million and $37.4 million during the twenty-four weeks ended February 14, 2026, and the comparable prior year period, respectively.

Our net cash flows used in financing activities for the twenty-four weeks ended February 14, 2026, were $642.9 million compared to $826.4 million in the comparable prior year period. Stock repurchases were $741.7 million in the current twenty-four week period versus $866.5 million in the comparable prior year period. The treasury stock repurchases were primarily funded by cash flows from operations. For the twenty-four week periods ended February 14, 2026, and February 15, 2025, we had $102.4 million and $22.0 million in net proceeds from commercial paper, respectively. Proceeds from the issuance of common stock from exercises of stock options for the twenty-four weeks ended February 14, 2026, and February 15, 2025, provided $51.5 million and $64.3 million, respectively.

During fiscal 2026, we expect to increase the investment in our business as compared to fiscal 2025. Our investments are expected to be directed primarily to our growth initiatives, which include new stores, hub and mega hub store expansion projects. The amount of investments in our new stores is impacted by different factors, including whether the building and land are purchased (requiring higher investment) or leased (generally lower investment) and whether such buildings are located in the U.S., Mexico or Brazil, or located in urban or rural areas.

In addition to the building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our suppliers’ ability to factor their receivables from us. The Company has arrangements with third-party financial institutions to confirm invoice balances owed by the Company to certain suppliers and pay the financial institutions the confirmed amounts on the invoice due dates. These arrangements allow the Company’s inventory suppliers, at their sole discretion, to enter into agreements with these financial institutions to finance the Company’s obligations to the suppliers at terms negotiated between the suppliers and the financial institutions. Supplier participation is optional and our obligations to our suppliers, including the amount and dates due, are not impacted by our suppliers’ decision to enter into an agreement with a third-party financial institution. A downgrade in our credit or changes in the financial markets could limit the financial institutions’ and our suppliers’ willingness to participate in these arrangements; however, we do not believe such risk would have a material impact on our working capital or cash flows. We plan to continue negotiating extended terms with our suppliers, benefitting our working capital and resulting in a high accounts payable to inventory ratio. We had an accounts payable to inventory ratio of 110.9% at February 14, 2026, and 118.2% at February 15, 2025.

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

For the trailing four quarters ended February 14, 2026, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP measure, was 37.6% as compared to 45.5% for the comparable prior year period. Adjusted ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio, which is a non-GAAP measure, was 2.5:1 as of February 14, 2026 and February 15, 2025. We calculate adjusted debt as the sum of total debt, financing lease liabilities and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent, and share-based compensation expense to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. To the extent EBITDAR increases, we expect our debt levels to increase; conversely, if EBITDAR decreases, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

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

We have included reconciliations of this information to the most comparable GAAP measures in the following reconciliation tables.

Reconciliation of Non-GAAP Financial Measure: Adjusted After-Tax ROIC

The following tables calculate the percentages of adjusted ROIC for the trailing four quarters ended February 14, 2026, and February 15, 2025.

	A	B	A-B=C	D	C+D
	Fiscal Year	Twenty-Four	Twenty-Eight	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 30,	February 15,	August 30,	February 14,	February 14,
(in thousands, except percentage)	2025	2025	2025	2026	2026

Net income	$2,498,247	$1,052,856	$1,445,391	$999,683	$2,445,074
Adjustments:
Interest expense, net	475,824	216,451	259,373	213,475	472,848
Rent expense(1)	463,031	210,552	252,479	226,173	478,652
Tax effect(2)	(191,526)	(87,109)	(104,417)	(89,688)	(194,105)
Adjusted after-tax return	$3,245,576	$1,392,750	$1,852,826	$1,349,643	$3,202,469

Average debt(3)					$8,847,030
Average stockholders’ deficit(3)					(3,596,773)
Add: Rent x 6(1)					2,871,912
Average finance lease liabilities(3)					399,840
Invested capital					$8,522,009

Adjusted after-tax ROIC					37.6%

	A	B	A-B=C	D	C+D
	Fiscal Year	Twenty-Four	Twenty-Nine	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 31,	February 10,	August 31,	February 15,	February 15,
(in thousands, except percentage)	2024	2024	2024	2025	2025

Net income	$2,662,427	$1,108,493	$1,553,934	$1,052,856	$2,606,790
Adjustments:
Interest expense, net	451,578	194,004	257,574	216,451	474,025
Rent expense(1)	447,693	198,405	249,288	210,552	459,840
Tax effect(2)	(182,552)	(79,659)	(102,893)	(86,682)	(189,575)
Adjusted after-tax return	$3,379,146	$1,421,243	$1,957,903	$1,393,177	$3,351,080

Average debt(3)					$8,943,172
Average stockholders' deficit(3)					(4,711,173)
Add: Rent x 6(1)					2,759,040
Average finance lease liabilities(3)					369,622
Invested capital					$7,360,661

Adjusted after-tax ROIC					45.5%

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended February 14, 2026, and February 15, 2025.

	A	B	A-B=C	D	C+D
	Fiscal Year	Twenty-Four	Twenty-Eight	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 30,	February 15,	August 30,	February 14,	February 14,
(in thousands, except ratio)	2025	2025	2025	2026	2026

Net income	$2,498,247	$1,052,856	$1,445,391	$999,683	$2,445,074
Add: Interest expense, net	475,824	216,451	259,373	213,475	472,848
Income tax expense	636,085	278,609	357,476	269,503	626,979
EBIT	3,610,156	1,547,916	2,062,240	1,482,661	3,544,901
Add: Depreciation and amortization expense	613,199	271,091	342,108	303,834	645,942
Rent expense(1)	463,031	210,552	252,479	226,173	478,652
Share-based expense	124,717	56,563	68,154	67,469	135,623
EBITDAR	$4,811,103	$2,086,122	$2,724,981	$2,080,137	$4,805,118

Debt					$8,907,052
Financing lease liabilities					432,330
Add: Rent x 6(1)					2,871,912
Adjusted debt					$12,211,294

Adjusted debt to EBITDAR					2.5

	A	B	A-B=C	D	C+D
	Fiscal Year	Twenty-Four	Twenty-Nine	Twenty-Four	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 31,	February 10,	August 31,	February 15,	February 15,
(in thousands, except ratio)	2024	2024	2024	2025	2025

Net income	$2,662,427	$1,108,493	$1,553,934	$1,052,856	$2,606,790
Add: Interest expense, net	451,578	194,004	257,574	216,451	474,025
Income tax expense	674,703	289,349	385,354	278,609	663,963
EBIT	3,788,708	1,591,846	2,196,862	1,547,916	3,744,778
Add: Depreciation and amortization expense	549,755	245,192	304,563	271,091	575,654
Rent expense(1)	447,693	198,405	249,288	210,552	459,840
Share-based expense	106,246	45,961	60,285	56,563	116,848
EBITDAR	$4,892,402	$2,081,404	$2,810,998	$2,086,122	$4,897,120

Debt					$9,052,099
Financing lease liabilities					385,899
Add: Rent x 6(1)					2,759,040
Adjusted debt					$12,197,038

Adjusted debt to EBITDAR					2.5

(1)	The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the trailing four quarters ended February 14, 2026, and February 15, 2025.

	Trailing Four Quarters Ended
(in thousands)	February 14, 2026	February 15, 2025

Total lease cost, per ASC 842	$630,737	$614,312
Less: Finance lease interest and amortization	(106,221)	(113,698)
Less: Variable operating lease components, related to insurance and common area maintenance	(45,864)	(40,774)
Rent expense	$478,652	$459,840

(2)	Effective tax rate over trailing four quarters ended February 14, 2026, and February 15, 2025, was 20.4% and 20.3%, respectively.
(3)	All averages are computed based on trailing five quarter balances.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

At February 14, 2026, the only material change to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 30, 2025, was the $102.4 million net increase in commercial paper.

The fair value of the Company’s debt was estimated at $9.1 billion and $8.9 billion as of February 14, 2026, and August 30, 2025, respectively, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $151.7 million and $94.4 million at February 14, 2026, and August 30, 2025, respectively, and reflects their face amount, adjusted for any unamortized debt issuance costs and discounts. We had $851.0 million and $748.6 million of variable rate debt outstanding at February 14, 2026, and at August 30, 2025, respectively. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have an unfavorable annual impact on our pre-tax earnings and cash flows of $8.5 million in fiscal 2026. The primary interest rate exposure is based on the federal funds rate. We had outstanding fixed rate debt of $8.1 billion, net of unamortized debt issuance costs of $43.9 million at February 14, 2026, and $8.1 billion, net of unamortized debt issuance costs of $48.8 million at August 30, 2025. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by $304.8 million at February 14, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 14, 2026, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 14, 2026.

Changes in Internal Controls

As part of a multi-year system implementation, the Company began utilizing certain aspects of a new enterprise resource planning (“ERP”) system during the quarter ended February 14, 2026. Eventually, this ERP system will replace our existing core financial systems. The ERP system is designed to accurately maintain the Company’s financial records, process transactions and provide timely information to its management team. While we believe that this new ERP system will enhance internal controls over financial reporting, there are inherent risks in implementing a new ERP system. Accordingly, we will continue to evaluate the design and operating effectiveness of these controls.

Except for this ERP implementation, there have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended February 14, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part 1, Item 3, of our Annual Report in Form 10-K for the fiscal year ended August 30, 2025.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended February 14, 2026, were as follows:

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

November 23, 2025 to December 20, 2025	25,616	$3,862.18	25,616	$1,602,321,270
December 21, 2025 to January 17, 2026	29,398	3,430.80	29,398	1,501,462,638
January 18, 2026 to February 14, 2026	29,759	3,729.74	29,759	1,390,469,329
Total	84,773	$3,666.09	84,773	$1,390,469,329

For more information on our stock repurchases, see “Note J – Stock Repurchase Program” in the Notes to Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During our fiscal quarter ended February 14, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are being filed herewith:

Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.
3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Ninth Amended and Restated By-Laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 1, 2025.

10.1*	AutoZone, Inc. Director Compensation Program effective January 1, 2026.
15.1*	Letter Regarding Unaudited Interim Financial Statements.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended February 14, 2026, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

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

Dated: March 20, 2026