Form 10-Q
period 2026-05-09
AUTOZONE INC
filed 2026-06-12
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 9, 2026 or

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

Common Stock, $.01 Par Value – 16,325,355 shares outstanding as of June 5, 2026.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 9,	August 30,
(in thousands)	2026	2025

Assets
Current assets:
Cash and cash equivalents	$253,729	$271,803
Accounts receivable	764,924	670,137
Merchandise inventories	7,559,056	7,025,688
Other current assets	356,860	373,751
Total current assets	8,934,569	8,341,379

Property and equipment:
Property and equipment	13,742,967	12,552,328
Less: Accumulated depreciation and amortization	(5,945,979)	(5,489,819)
	7,796,988	7,062,509

Operating lease right-of-use assets	3,413,970	3,194,666
Goodwill	302,645	302,645
Deferred income taxes	132,109	118,433
Other long-term assets	336,182	335,692
Total assets	$20,916,463	$19,355,324

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,401,277	$8,025,590
Current portion of operating lease liabilities	336,340	283,564
Accrued expenses and other	1,226,757	1,151,536
Income taxes payable	70,939	58,707
Total current liabilities	10,035,313	9,519,397

Long-term debt	9,016,477	8,799,775
Operating lease liabilities, less current portion	3,278,354	3,093,936
Deferred income taxes	483,718	520,510
Other long-term liabilities	887,153	836,019

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 16,592 shares issued and 16,369 shares outstanding as of May 9, 2026; 16,927 shares issued and 16,665 shares outstanding as of August 30, 2025	166	169
Additional paid-in capital	1,967,484	1,843,779
Retained deficit	(3,750,078)	(3,975,852)
Accumulated other comprehensive loss	(137,049)	(285,010)
Treasury stock, at cost	(865,075)	(997,399)
Total stockholders’ deficit	(2,784,552)	(3,414,313)
Total liabilities and stockholders’ deficit	$20,916,463	$19,355,324

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 9,	May 10,	May 9,	May 10,
(in thousands, except per share data)	2026	2025	2026	2025

Net sales	$4,840,950	$4,464,339	$13,743,677	$12,695,991
Cost of sales, including warehouse and delivery expenses	2,316,376	2,110,816	6,616,431	5,946,010
Gross profit	2,524,574	2,353,523	7,127,246	6,749,981
Operating, selling, general and administrative expenses	1,600,818	1,487,349	4,720,865	4,335,891
Operating profit	923,756	866,174	2,406,381	2,414,090
Interest expense, net	110,490	111,285	323,929	327,736
Income before income taxes	813,266	754,889	2,082,452	2,086,354
Income tax expense	171,775	146,449	441,278	425,057
Net income	$641,491	$608,440	$1,641,174	$1,661,297

Weighted average shares for basic earnings per share	16,468	16,746	16,564	16,815
Effect of dilutive stock equivalents	384	461	410	459
Weighted average shares for diluted earnings per share	16,852	17,207	16,974	17,274

Basic earnings per share	$38.95	$36.33	$99.08	$98.80
Diluted earnings per share	$38.07	$35.36	$96.69	$96.17

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 9,	May 10,	May 9,	May 10,
(in thousands)	2026	2025	2026	2025

Net income	$641,491	$608,440	$1,641,174	$1,661,297
Other comprehensive income:
Foreign currency translation adjustments	21,837	49,636	147,546	3,744
Unrealized (losses) gains on marketable debt securities, net of taxes	(1,393)	498	(789)	(389)
Net derivative activities, net of taxes	395	404	1,204	1,212
Total other comprehensive income	20,839	50,538	147,961	4,567
Comprehensive income	$662,330	$658,978	$1,789,135	$1,665,864

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Six Weeks Ended
	May 9,	May 10,
(in thousands)	2026	2025

Cash flows from operating activities:
Net income	$1,641,174	$1,661,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	464,126	415,787
Other non-cash charges (income)	177,000	(16,000)
Amortization of debt origination fees	8,773	9,083
Deferred income taxes	(157,734)	(59,320)
Share-based compensation expense	97,641	85,584
Changes in operating assets and liabilities:
Accounts receivable	(86,607)	(41,820)
Merchandise inventories	(656,508)	(642,317)
Accounts payable and accrued expenses	347,468	603,613
Income taxes	206,209	135,953
Other, net	78,045	12,722
Net cash provided by operating activities	2,119,587	2,164,582

Cash flows from investing activities:
Capital expenditures	(997,486)	(885,623)
Purchase of marketable debt securities	(35,446)	(54,250)
Proceeds from sale of marketable debt securities	17,672	54,827
Net investment in tax credit equity investments	(9,216)	(50,424)
Other, net	11,388	18,209
Net cash used in investing activities	(1,013,088)	(917,261)

Cash flows from financing activities:
Net proceeds from commercial paper	609,400	225,500
Proceeds from issuance of debt	—	500,000
Repayment of debt	(400,000)	(900,000)
Net proceeds from sale of common stock	67,741	111,008
Purchase of treasury stock	(1,322,357)	(1,135,260)
Repayment of principal portion of finance lease liabilities	(82,161)	(74,096)
Other, net	(3,180)	(4,927)
Net cash used in financing activities	(1,130,557)	(1,277,775)

Effect of exchange rate changes on cash	5,984	907

Net decrease in cash and cash equivalents	(18,074)	(29,547)
Cash and cash equivalents at beginning of period	271,803	298,172
Cash and cash equivalents at end of period	$253,729	$268,625

See Notes to Condensed Consolidated Financial Statements.

AUTOZONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Twelve Weeks Ended May 9, 2026
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at February 14, 2026	16,578	$166	$1,919,290	$(4,391,569)	$(157,888)	$(278,769)	$(2,908,770)
Net income	—	—	—	641,491	—	—	641,491
Total other comprehensive income	—	—	—	—	20,839	—	20,839
Purchase of 164 shares of treasury stock	—	—	—	—	—	(586,306)	(586,306)
Issuance of common stock under stock options and stock purchase plans	14	—	16,278	—	—	—	16,278
Share-based compensation expense	—	—	31,916	—	—	—	31,916
Balance at May 9, 2026	16,592	$166	$1,967,484	$(3,750,078)	$(137,049)	$(865,075)	$(2,784,552)

	Twelve Weeks Ended May 10, 2025
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at February 15, 2025	16,822	$168	$1,671,200	$(5,421,243)	$(407,589)	$(300,309)	$(4,457,773)
Net income	—	—	—	608,440	—	—	608,440
Total other comprehensive income	—	—	—	—	50,538	—	50,538
Purchase of 70 shares of treasury stock	—	—	—	—	—	(250,348)	(250,348)
Issuance of common stock under stock options and stock purchase plans	47	1	46,706	—	—	—	46,707
Share-based compensation expense	—	—	28,031	—	—	—	28,031
Balance at May 10, 2025	16,869	$169	$1,745,937	$(4,812,803)	$(357,051)	$(550,657)	$(3,974,405)

	Thirty-Six Weeks Ended May 9, 2026
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 30, 2025	16,927	$169	$1,843,779	$(3,975,852)	$(285,010)	$(997,399)	$(3,414,313)
Net income	—	—	—	1,641,174	—	—	1,641,174
Total other comprehensive income	—	—	—	—	147,961	—	147,961
Retirement of treasury shares	(395)	(4)	(45,067)	(1,415,400)	—	1,460,471	—
Purchase of 356 shares of treasury stock	—	—	—	—	—	(1,328,147)	(1,328,147)
Issuance of common stock under stock options and stock purchase plans	60	1	67,740	—	—	—	67,741
Share-based compensation expense	—	—	101,032	—	—	—	101,032
Balance at May 9, 2026	16,592	$166	$1,967,484	$(3,750,078)	$(137,049)	$(865,075)	$(2,784,552)

	Thirty-Six Weeks Ended May 10, 2025
					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 31, 2024	17,451	$175	$1,621,553	$(4,424,982)	$(361,618)	$(1,584,742)	$(4,749,614)
Net income	—	—	—	1,661,297	—	—	1,661,297
Total other comprehensive income	—	—	—	—	4,567	—	4,567
Retirement of treasury shares	(710)	(7)	(69,877)	(2,049,118)	—	2,119,002	—
Purchase of 330 shares of treasury stock	—	—	—	—	—	(1,084,917)	(1,084,917)
Issuance of common stock under stock options and stock purchase plans	128	1	111,007	—	—	—	111,008
Share-based compensation expense	—	—	83,254	—	—	—	83,254
Balance at May 10, 2025	16,869	$169	$1,745,937	$(4,812,803)	$(357,051)	$(550,657)	$(3,974,405)

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

Operating results for the twelve and thirty-six weeks ended May 9, 2026, are not necessarily indicative of the results that may be expected for the full fiscal year ending August 29, 2026. Each of the first three quarters of AutoZone’s fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters of fiscal 2026 and 2025 each have 16 weeks.

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

Note B – Merchandise Inventories

Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or market value for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. The Company’s policy is not to write up inventory in excess of replacement cost. Due to price changes on the Company’s merchandise purchases, primarily due to inflation driven by tariffs, the Company’s LIFO credit reserve balance was $260.0 million at May 9, 2026, and $83.0 million at August 30, 2025. Changes to the Company’s LIFO credit reserve balance are recorded as a non-cash charge or benefit to cost of sales.

Note C – Variable Interest Entities

The Company invests in certain tax credit funds that promote renewable energy and generate a return primarily through the realization of federal tax credits. The Company considers its investments in these tax credit funds as investments in variable interest entities (“VIEs”). The Company evaluates the investment in any VIE to determine whether it is the primary beneficiary. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. As of May 9, 2026, the Company held tax credit equity investments that were deemed to be VIEs and determined that it was not the primary beneficiary of the entities, as it did not have the power to direct the activities that most significantly impacted the entities and accounted for these investments using the equity method. The Company’s maximum exposure to losses is generally limited to its net investment, which was $71.0 million and $60.8 million as of May 9, 2026, and August 30, 2025, respectively, and was included in Other long-term assets in the Condensed Consolidated Balance Sheets.

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	May 9, 2026
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$13,641	$3,150	$—	$16,791
Other long-term assets	63,029	61,090	—	124,119
	$76,670	$64,240	$—	$140,910

	August 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$13,667	$4,994	$—	$18,661
Other long-term assets	52,278	53,201	—	105,479
	$65,945	$58,195	$—	$124,140

The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the securities, including benchmark yields and reported trades. Fair values of the marketable debt securities, by asset class, are described in “Note E – Marketable Debt Securities.”

Additionally, the Company has deferred compensation plan assets which are recorded at fair value on a recurring basis using Level 1 inputs. These assets consisted of investments in various mutual and money markets funds of which $45.7 million is recorded in Other current assets and $32.5 million is recorded in Other long-term assets at May 9, 2026, and $2.7 million was recorded in Other current assets and $68.2 million was recorded in Other long-term assets at August 30, 2025. The Company’s liability under the plan included $45.7 million recorded in Accrued expenses and other and $32.5 million recorded in Other long-term liabilities at May 9, 2026, and $2.7 million recorded in Accrued expenses and other and $68.2 million recorded in Other long-term liabilities at August 30, 2025.

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

The Company’s available-for-sale marketable debt securities consisted of the following:

	May 9, 2026
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$28,991	$137	$(140)	$28,988
Government bonds	66,841	244	(239)	66,846
Mortgage-backed securities	21,414	212	(51)	21,575
Asset-backed securities and other	23,497	33	(29)	23,501
	$140,743	$626	$(459)	$140,910

	August 30, 2025
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$23,441	$270	$(33)	$23,678
Government bonds	63,053	910	(201)	63,762
Mortgage-backed securities	21,433	227	(81)	21,579
Asset-backed securities and other	15,043	81	(3)	15,121
	$122,970	$1,488	$(318)	$124,140

The contractual maturities of the Company’s available for sale marketable debt securities are as follows:

	May 9, 2026
	Amortized	Fair
(in thousands)	Cost Basis	Value

Due within one year	$18,244	$16,791
Due after one year through five years	77,460	79,052
Due after five years through ten years	29,778	29,677
Due after ten years	15,261	15,390
	$140,743	$140,910

At May 9, 2026, the Company held 131 securities that were in an unrealized loss position of approximately $0.5 million. In evaluating whether a credit loss exists for the securities, the Company considers factors such as the severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value. An allowance for credit losses was deemed unnecessary given consideration of the factors above. The Company did not realize any material gains or losses on its marketable debt securities during the twelve and thirty-six week periods ended May 9, 2026, and the comparable prior year periods.

Included above in total available-for-sale marketable debt securities are $119.9 million and $117.4 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses as of May 9, 2026, and August 30, 2025, respectively.

Note F – Cloud Computing Arrangements

The Company capitalizes implementation costs associated with its cloud computing arrangements when incurred, consistent with the treatment of costs capitalized for internal use software. These costs begin amortization once the related software is placed in service and will be amortized over the remaining non-cancellable term of the hosting agreement, plus any renewal periods that are reasonably certain to be exercised, and are recorded within Operating, selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Income, the same line item as the related hosting fees. Amortization expense of $0.4 million and $0.7 million was recorded in the twelve and thirty-six weeks ended May 9, 2026, respectively, with no amortization expense recorded in the comparable prior year periods. At May 9, 2026, and August 30, 2025, capitalized cloud-based enterprise resource planning (“ERP”) software implementation costs of $2.8 million and $1.6 million, respectively, were recorded within Other current assets, and $40.5 million and $29.6 million, respectively, were recorded within Other long-term assets on the Company's Condensed Consolidated Balance Sheets. Cloud computing arrangement implementation costs are classified within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Note G – Supplier Financing Programs

The Company has arrangements with third-party financial institutions to confirm invoice balances owed by the Company to certain suppliers and pay the financial institutions the confirmed amounts on the invoice due dates. These arrangements allow the Company’s inventory suppliers, at their sole discretion, to enter into agreements directly with these financial institutions to finance the Company’s obligations to the suppliers at terms negotiated between the suppliers and the financial institutions. Supplier participation is optional and our obligations to our suppliers, including the amount and dates due, are not impacted by our suppliers’ decision to enter into an agreement with a third-party financial institution. As of May 9, 2026, and August 30, 2025, the Company had supplier obligations outstanding that had been confirmed under these arrangements of $5.6 billion, and $5.4 billion respectively, which are included in Accounts payable and $289.4 million and $264.9 million, respectively, which are included in Other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

Note I – Financing

The Company’s debt consisted of the following:

	May 9,	August 30,
(in thousands)	2026	2025

3.125% Senior Notes due April 2026, effective interest rate 3.28%	$—	$400,000
5.050% Senior Notes due July 2026, effective interest rate 5.09%	450,000	450,000
3.750% Senior Notes due June 2027, effective interest rate 3.83%	600,000	600,000
4.500% Senior Notes due February 2028, effective interest rate 4.43%	450,000	450,000
6.250% Senior Notes due November 2028, effective interest rate 6.46%	500,000	500,000
3.750% Senior Notes due April 2029, effective interest rate 3.86%	450,000	450,000
5.100% Senior Notes due July 2029, effective interest rate 5.30%	600,000	600,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	750,000
5.125% Senior Notes due June 2030, effective interest rate 5.14%	500,000	500,000
1.650% Senior Notes due January 2031, effective interest rate 2.19%	600,000	600,000
4.750% Senior Notes due August 2032, effective interest rate 4.76%	750,000	750,000
4.750% Senior Notes due February 2033, effective interest rate 4.70%	550,000	550,000
5.200% Senior Notes due August 2033, effective interest rate 5.22%	300,000	300,000
6.550% Senior Notes due November 2033, effective interest rate 6.71%	500,000	500,000
5.400% Senior Notes due July 2034, effective interest rate 5.54%	700,000	700,000
Commercial paper, weighted average interest rate 3.96% at May 9, 2026, and 4.46% at August 30, 2025	1,358,000	748,600
Total debt before discounts and debt issuance costs	9,058,000	8,848,600
Less: Discounts and debt issuance costs	41,523	48,825
Long-term debt	$9,016,477	$8,799,775

The Company maintains a revolving credit facility (as amended from time to time, the “Revolving Credit Agreement”) with a borrowing capacity of $2.25 billion. The maximum borrowing capacity under the Revolving Credit Agreement may, at the Company’s option, subject to lenders’ approval, be increased from $2.25 billion to $3.25 billion. The Revolving Credit Agreement will terminate, and all amounts borrowed will be due and payable, on November 15, 2028. As of May 9, 2026, the Company had no outstanding borrowings and $1.7 million of outstanding letters of credit under the Revolving Credit Agreement.

In addition to the outstanding letters of credit issued under the Revolving Credit Agreement discussed above, the Company had $166.7 million and $149.1 million in letters of credit outstanding as of May 9, 2026, and August 30, 2025, respectively. These letters of credit have various maturity dates and were issued on an uncommitted basis. Additionally, the Company’s total surety bonds commitment was $98.4 million at May 9, 2026, compared with $100.5 million at August 30, 2025. Since its fiscal year end, the Company has canceled, issued and modified stand-by letters of credit that are primarily renewed on an annual basis to cover deductible payments to its casualty insurance carriers.

As of May 9, 2026, the $1.4 billion commercial paper borrowings and the $450 million 5.050% Senior Notes due July 2026 were classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets as the Company currently has the ability and intent to refinance them on a long-term basis through available capacity under its Revolving Credit Agreement. As of May 9, 2026, the Company had $2.2 billion of availability under its Revolving Credit Agreement, which would allow it to replace these short-term obligations with a long-term financing facility.

On April 21, 2026, the Company repaid its outstanding $400 million 3.125% Senior Notes due April 2026.

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

The fair value of the Company’s debt was estimated at $9.0 billion and $8.9 billion as of May 9, 2026, and August 30, 2025, respectively, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $32.7 million and $94.4 million at May 9, 2026, and August 30, 2025, respectively, which reflects the face amount, adjusted for any unamortized debt issuance costs and discounts.

As of May 9, 2026, the Company was in compliance with all covenants and expects to remain in compliance with all covenants under its borrowing arrangements.

Note J – Stock Repurchase Program

From January 1, 1998, to May 9, 2026, the Company has repurchased a total of 156.0 million shares of its common stock at an aggregate cost of $39.8 billion, including 356.3 thousand shares of its common stock at an aggregate cost of $1.3 billion during the thirty-six week period ended May 9, 2026.

On October 8, 2025, the Board voted to authorize the repurchase of an additional $1.5 billion of the Company’s common stock in connection with its ongoing share repurchase program, which raised the total value of shares authorized to be repurchased to $40.7 billion. Considering the cumulative repurchases as of May 9, 2026, the Company had $0.8 billion remaining under the Board’s authorization to repurchase its common stock.

During the thirty-six week period ended May 9, 2026, the Company retired 0.4 million shares of treasury stock which had been previously repurchased under the Company’s stock repurchase program. The retirement increased Retained deficit by $1.4 billion and decreased Additional paid-in capital by $45.1 million. During the comparable prior year period, the Company retired 0.7 million shares of treasury stock, which increased Retained deficit by $2.0 billion and decreased Additional paid-in capital by $69.9 million.

Subsequent to May 9, 2026, and through June 5, 2026, the Company has repurchased 53.9 thousand shares of its common stock at an aggregate cost of $174.0 million.

Note K – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, net unrealized gains (losses) on marketable debt securities, and net derivative activities.

Changes in Accumulated other comprehensive loss for the twelve week periods ended May 9, 2026, and May 10, 2025, consisted of the following:

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at February 14, 2026	$(151,327)	$1,522	$(8,083)	$(157,888)
Other comprehensive income (loss) before reclassifications(2)	21,837	(1,393)	—	20,444
Amounts reclassified from Accumulated other comprehensive loss(2)	—	—	395	395
Balance at May 9, 2026	$(129,490)	$129	$(7,688)	$(137,049)

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at February 15, 2025	$(397,164)	$(587)	$(9,838)	$(407,589)
Other comprehensive income before reclassifications(2)	49,636	511	—	50,147
Amounts reclassified from Accumulated other comprehensive loss(2)	—	(13)	404	391
Balance at May 10, 2025	$(347,528)	$(89)	$(9,434)	$(357,051)

Changes in Accumulated other comprehensive loss for the thirty-six week periods ended May 9, 2026, and May 10, 2025, consisted of the following:

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at August 30, 2025	$(277,036)	$918	$(8,892)	$(285,010)
Other comprehensive income (loss) before reclassifications(2)	147,546	(796)	—	146,750
Amounts reclassified from Accumulated other comprehensive loss(2)	—	7	1,204	1,211
Balance at May 9, 2026	$(129,490)	$129	$(7,688)	$(137,049)

		Net
	Foreign	Unrealized
	Currency	Gain (Loss)
(in thousands)	and Other(1)	on Securities	Derivatives	Total

Balance at August 31, 2024	$(351,272)	$300	$(10,646)	$(361,618)
Other comprehensive income (loss) before reclassifications(2)	3,744	(359)	—	3,385
Amounts reclassified from Accumulated other comprehensive loss(2)	—	(30)	1,212	1,182
Balance at May 10, 2025	$(347,528)	$(89)	$(9,434)	$(357,051)
(1)	Foreign currency, which primarily relates to our operations in Mexico, is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries’ earnings.
(2)	Amounts shown are net of taxes/tax benefits.

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

Stock Options:

The Company made stock option grants for 119,235 shares during the thirty-six week period ended May 9, 2026, and granted options to purchase 122,802 shares during the comparable prior year period. The Company grants options to purchase common stock to certain of its employees under its equity incentive plans at prices equal to or above the market value of the stock on the date of grant. Option-vesting periods range from four to five years, with the majority of options vesting ratably over four years. The fair value of each option is amortized into compensation expense on a straight-line basis over the requisite service period, less estimated forfeitures. Employees who meet the qualified retirement provisions under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan are assumed to have a 0% forfeiture rate. All other employee grants assume a 10% forfeiture rate, which is based on historical experience.

The weighted average fair value of the stock option awards granted during the thirty-six week periods ended May 9, 2026, and May 10, 2025, using the Black-Scholes-Merton multiple-option pricing valuation model, was $1,265.06 and $1,026.36 per share, respectively, using the following weighted average key assumptions:

	Thirty-Six Weeks Ended
	May 9,	May 10,
	2026	2025

Expected price volatility	25%	26%
Risk-free interest rate	3.8%	4.0%
Weighted average expected lives (in years)	5.4	5.5
Forfeiture rate	8%	7%
Dividend yield	0%	0%

During the thirty-six week period ended May 9, 2026, and the comparable prior year period, 54,837 and 117,698 stock options, respectively, were exercised at a weighted average exercise price of $1,092.99 and $906.53, respectively.

As of May 9, 2026, total unrecognized share-based expense related to stock options, net of estimated forfeitures, was approximately $165.7 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.9 years.

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

The Company made grants of 2,267 and 2,743 restricted stock unit awards at weighted average grant date fair values of $3,788.99 and $3,155.36, respectively, during the thirty-six week periods ended May 9, 2026, and May 10, 2025.

During the thirty-six week period ended May 9, 2026, and the comparable prior year period, 2,828 and 3,218 restricted stock unit awards, respectively, were vested at a weighted average grant date fair value of $2,694.23 and $2,041.04, respectively.

As of May 9, 2026, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $8.6 million, before income taxes, which we expect to recognize over an estimated weighted average period of 2.7 years.

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) for the twelve and thirty-six week periods ended May 9, 2026, was $30.2 million and $97.6 million, respectively. For the comparable prior year periods, total share-based compensation expense was $29.0 million and $85.6 million, respectively.

For the twelve and thirty-six week periods ended May 9, 2026, 150,738 and 117,565, respectively, stock options were excluded from the diluted earnings per share computation because they would have been anti-dilutive. For the comparable prior year periods, 125,197 and 114,925 anti-dilutive stock options were excluded from the dilutive earnings per share computation.

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

Note M – Segment Reporting

The Company is a leading retailer and distributor of automotive parts and accessories through the Company’s 7,856 stores in the Americas.

The Company has a single operating and reportable segment which aligns with how the Company is managed. This single operating segment includes all operations which are designed to enable customers to purchase products seamlessly in stores and from our online platforms. We carry an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, regularly reviews consolidated net income, as well as significant segment expenses included in the table below, to evaluate performance and allocate resources. The CODM also evaluates consolidated actual results versus forecasts, budgets and prior year results. The measure of segment assets is reported as “Total assets” on the Condensed Consolidated Balance Sheets as of May 9, 2026, and August 30, 2025. Expenditures for long-lived segment assets are reported as “Capital expenditures” on the Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended May 9, 2026, and May 10, 2025.

The following table represents significant expenses that are regularly provided to the CODM for the twelve and thirty-six weeks ended May 9, 2026, and May 10, 2025:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	May 9,	May 10,	May 9,	May 10,
(in thousands)	2026	2025	2026	2025

Auto Parts Segment
Net sales	$4,840,950	$4,464,339	$13,743,677	$12,695,991
Cost of sales, including warehouse and delivery expenses	2,316,376	2,110,816	6,616,431	5,946,010
Gross profit	2,524,574	2,353,523	7,127,246	6,749,981
Less:
Compensation expense(1)	972,875	899,440	2,858,295	2,633,277
Rent expense(2)	122,541	111,765	356,884	327,701
Depreciation & amortization	138,216	127,031	407,274	370,948
Advertising expense	25,275	24,708	71,079	74,658
Other segment expenses(3)	341,911	324,405	1,027,333	929,307
Interest expense, net	110,490	111,285	323,929	327,736
Income tax expense	171,775	146,449	441,278	425,057
Consolidated net income	$641,491	$608,440	$1,641,174	$1,661,297

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

Note N – Commitments and Contingencies

On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Powers Act (‘IEEPA’). The President immediately introduced new tariffs under different statutory authority, though their scope and duration, and the likelihood and outcome of further legal challenges to these tariffs, remain uncertain. On April 20, 2026, the Company filed for refunds of IEEPA tariffs paid directly by the Company via the U.S. Customs and Border Protection’s consolidated administration and processing of entries tool in the automated commercial environment portal.  Due to the uncertainty around the timing and amount of refunds to be received, the Company has not recognized any potential IEEPA tariff refunds within its Condensed Consolidated Financial Statements as of May 9, 2026. The Company continues to monitor the potential impacts on its financial condition and results of operations.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

AutoZone, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of AutoZone, Inc. (the Company) as of May 9, 2026, the related condensed consolidated statements of income, comprehensive income and stockholders’ deficit for the twelve and thirty-six week periods ended May 9, 2026, and May 10, 2025, the condensed consolidated statements of cash flows for the thirty-six week periods ended May 9, 2026, and May 10, 2025, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

June 12, 2026

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

Forward-Looking Statements

Certain statements herein constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “seek,” “may,” “could” and similar expressions. These statements are based on assumptions and assessments made by our management in light of experience, historical trends, current conditions, expected future developments and other factors that we believe appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand, due to changes in fuel prices, miles driven or otherwise; energy prices; weather, including extreme temperatures and natural disasters; competition; credit market conditions; cash flows; access to financing on favorable terms; future stock repurchases; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; risks associated with self-insurance; war and the prospect of war, including terrorist activity; public health issues; inflation, including wage inflation; exchange rates; the ability to hire, train and retain qualified employees, including members of management; construction delays; failure or interruption of our information technology systems; issues relating to the confidentiality, integrity or availability of information, including due to cyber-attacks; historic sales and profit growth rate sustainability; downgrade of our credit ratings; damage to our reputation; challenges associated with doing business in and expanding into international markets; origin and raw material costs of suppliers; inventory availability; disruption in our supply chain; tariffs, trade policies and other geopolitical factors; new accounting standards; our ability to execute our growth initiatives; and other business interruptions. These and other risks and uncertainties are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part I of our Annual Report on Form 10-K for the year ended August 30, 2025. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those contemplated by such forward-looking statements. Events described above and in the “Risk Factors” could materially and adversely affect our business. However, it is not possible to identify or predict all such risks and other factors that could affect these forward-looking statements. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading retailer and distributor of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at May 9, 2026, operated 6,766 stores in the U.S., 933 stores in Mexico and 157 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At May 9, 2026, in 6,356 of our domestic stores as well as the vast majority of our stores in Mexico and Brazil, we had a commercial sales program that provides prompt delivery of parts and other products and commercial credit to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts. We also sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. Additionally, we sell the ALLDATA brand automotive diagnostic, repair, collision and shop management software through www.alldata.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services. Our websites and the information contained therein or linked thereto are not intended to be incorporated into this report.

Operating results for the twelve and thirty-six weeks ended May 9, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2026. Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consists of 16 or 17 weeks. The fourth quarters of fiscal 2026 and 2025 each have 16 weeks. Our business is somewhat seasonal in nature, with the highest sales generally occurring during the months of February through September, and the lowest sales generally occurring in the months of December and January.

Executive Summary

Net sales increased to $4.8 billion, an 8.4% increase over the comparable prior year period. Operating profit increased 6.6% to $923.8 million. The third quarter operating profit comparison was negatively impacted by a $36.0 million net unfavorable non-cash LIFO impact. Net income increased 5.4% to $641.5 million and diluted earnings per share increased 7.7% to $38.07 for the quarter.

During the third quarter of fiscal 2026, failure and maintenance related categories represented the largest portion of our sales mix at approximately 85% of total sales, whereas they represented approximately 86% of total sales in the comparable prior year period. Failure related categories continue to be the largest portion of our sales mix. We did not experience any fundamental shifts in our category sales mix as compared to the previous year. Our sales mix can be impacted by weather over a short-term period. Over the long-term, we believe the impact of weather on our sales mix is not significant.

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

The two statistics we believe have the closest correlation to our market growth over the long-term are miles driven and the number of seven year old or older vehicles on the road. For the twelve-month period ended March 2026, miles driven in the U.S. increased 1.1% compared to the same period in the prior year, based on the latest information available from the U.S. Department of Transportation. According to the latest data provided by S&P Global Mobility, the average age of light vehicles on the road in the U.S. was 12.8 years.

Tariffs

On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). The President immediately introduced new tariffs under different statutory authority, though their scope and duration, and the likelihood and outcome of further legal challenges to these tariffs, remain uncertain. On April 20, 2026, the Company filed for refunds of IEEPA tariffs paid directly by the Company via the U.S. Customs and Border Protection’s consolidated administration and processing of entries tool in the automated commercial environment portal. Due to the uncertainty around the timing and amount of refunds to be received, the Company has not recognized any potential IEEPA tariff refunds within its Condensed Consolidated Financial Statements as of May 9, 2026. Tariff policy and legal challenges continue to evolve, and we will continue to monitor potential impacts on our business, financial condition and results of operations.

Twelve Weeks Ended May 9, 2026

Compared with Twelve Weeks Ended May 10, 2025

Net sales for the twelve weeks ended May 9, 2026, increased $376.6 million to $4.8 billion, or 8.4% over net sales of $4.5 billion for the comparable prior year period. This growth was primarily driven by an increase in total company same store sales of 3.9% on a constant currency basis and net sales of $129.0 million from new domestic and international stores. Domestic commercial sales increased $132.4 million to $1.4 billion, or 10.4% over the comparable prior year.

Same store sales, or sales for our domestic and international stores open at least one year, are as follows:

	Twelve Weeks Ended
			Constant Currency (1)
	May 9, 2026	May 10, 2025	May 9, 2026	May 10, 2025
Domestic	4.1%	5.0%	4.1%	5.0%
International	16.6%	(9.2)%	1.6%	8.1%
Total Company	5.5%	3.2%	3.9%	5.4%
(1)	Constant currency same store sales exclude impacts from fluctuations of foreign currency exchange rates by converting both the current year and prior year international results at the prior year foreign currency exchange rate.

Gross profit for the twelve weeks ended May 9, 2026, was $2.5 billion, compared with $2.4 billion during the comparable prior year period. Gross profit, as a percentage of sales, was 52.2% for the twelve weeks ended May 9, 2026, compared to 52.7% for the comparable prior year period. The decrease in gross margin was driven by a 77 basis point unfavorable net non-cash LIFO impact, partially offset by other margin improvements.

Operating, selling, general and administrative expenses for the twelve weeks ended May 9, 2026, were $1.6 billion compared with $1.5 billion during the comparable prior year period. As a percentage of sales, these expenses were 33.1% compared with 33.3% during the comparable prior year period, primarily driven by strong top line sales growth.

Net interest expense was $110.5 million and $111.3 million for the twelve weeks ended May 9, 2026, and May 10, 2025, respectively. Average borrowings were $8.9 billion and $9.2 billion, and weighted average borrowing rates were 4.52% and 4.48% for the twelve weeks ended May 9, 2026, and May 10, 2025, respectively.

Our effective income tax rate was 21.1% and 19.4% of pretax income for the twelve weeks ended May 9, 2026, and May 10, 2025, respectively. The increase is primarily due to a reduced benefit from stock options exercised compared to the prior year. The benefit from stock options exercised was $4.0 million and $22.7 million for the twelve weeks ended May 9, 2026, and the comparable prior year period, respectively.

Net income for the twelve weeks ended May 9, 2026, increased by $33.1 million from the comparable prior year period to $641.5 million due to the factors set forth above, and diluted earnings per share increased by 7.7% to $38.07 from $35.36.

Thirty-six Weeks Ended May 9, 2026

Compared with Thirty-six Weeks Ended May 10, 2025

Net sales for the thirty-six weeks ended May 9, 2026, increased $1.0 billion to $13.7 billion, or 8.3% over net sales of $12.7 billion for the comparable prior year period. This growth was primarily driven by an increase in total company same store sales of 4.0% on a constant currency basis and net sales of $354.0 million from new domestic and international stores. Domestic commercial sales increased $399.1 million to $3.8 billion, or 11.6% over the comparable prior year period.

Same store sales, or sales for our domestic and international stores open at least one year, are as follows:

	Thirty-Six Weeks Ended
			Constant Currency (1)
	May 9, 2026	May 10, 2025	May 9, 2026	May 10, 2025
Domestic	4.2%	2.4%	4.2%	2.4%
International	15.0%	(5.7)%	2.6%	10.4%
Total Company	5.4%	1.4%	4.0%	3.4%
(1)	Constant currency same store sales exclude impacts from fluctuations of foreign currency exchange rates by converting both the current year and prior year international results at the prior year foreign currency exchange rate.

Gross profit for the thirty-six weeks ended May 9, 2026, was $7.1 billion, compared with $6.7 billion during the comparable prior year period. Gross profit, as a percentage of sales, was 51.9% compared to 53.2% during the comparable prior year period. The decrease in gross margin was driven by a 142 basis point unfavorable net non-cash LIFO impact.

Operating, selling, general and administrative expenses for the thirty-six weeks ended May 9, 2026, were $4.7 billion compared with $4.3 billion during the comparable prior year period. As a percentage of sales, these expenses were 34.3% compared with 34.2% during the comparable prior year period. The increase was primarily driven by an increase in investments to support our growth initiatives.

Net interest expense was $323.9 million and $327.7 million for the thirty-six weeks ended May 9, 2026, and May 10, 2025, respectively. Average borrowings were $8.8 billion and $9.1 billion, and weighted average borrowing rates were 4.51% and 4.45% for the thirty-six week periods ended May 9, 2026, and May 10, 2025, respectively.

Our effective income tax rate was 21.2% and 20.4% of pretax income for the thirty-six weeks ended May 9, 2026, and May 10, 2025, respectively. The benefit from stock options exercised for the thirty-six week period ended May 9, 2026, was $23.8 million compared to $42.3 million in the comparable prior year period.

Net income for the thirty-six weeks ended May 9, 2026, decreased by $20.1 million from the comparable prior year period to $1.6 billion due to the factors set forth above, and diluted earnings per share increased by 0.5% to $96.69 from $96.17.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. We believe that our cash generated from operating activities and available credit, supplemented with our long-term borrowings, will provide ample liquidity to fund our operations while allowing us to make strategic investments to support growth initiatives and return excess cash to shareholders in the form of share repurchases. As of May 9, 2026, we held $253.7 million of cash and cash equivalents, as well as $2.2 billion in undrawn capacity on our Revolving Credit Agreement. We believe our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, repay our debt as it becomes due and fund our share repurchases over the short-term and long-term. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary. However, decreased demand for our products or changes in customer buying patterns would negatively impact our ability to generate cash from operating activities. Decreased demand or changes in buying patterns could also impact our ability to meet the debt covenants of our credit agreements and, therefore, negatively impact the funds available under our Revolving Credit Agreement. In the event our liquidity is insufficient, we may be required to limit our spending. All of our material borrowing arrangements are described in greater detail in “Note I – Financing” in the Notes to Condensed Consolidated Financial Statements. Except for the $609.4 million increase in commercial paper and repayment of our outstanding $400 million 3.125% Senior Notes due April 2026, there have been no material changes to our contractual obligations as described in our Annual Report on Form 10-K for the year ended August 30, 2025.

For the thirty-six week periods ended May 9, 2026, and May 10, 2025, our net cash flows from operating activities provided $2.1 billion and $2.2 billion, respectively.

Our net cash flows used in investing activities for the thirty-six weeks ended May 9, 2026, were $1.0 billion as compared to $917.3 million in the comparable prior year period. Capital expenditures for the thirty-six weeks ended May 9, 2026, were $997.5 million compared to $885.6 million in the comparable prior year period. The increase in capital expenditures was primarily driven by our growth initiatives, including new stores, hub and mega hub store expansion projects. During the thirty-six week periods ended May 9, 2026, and May 10, 2025, we opened 199 and 163 net new stores, respectively. Investing cash flows were impacted by our wholly-owned captive, which purchased $35.4 million and $54.3 million, and sold $17.7 million and $54.8 million in marketable debt securities during the thirty-six weeks ended May 9, 2026, and the comparable prior year period, respectively. Our net investment in tax credit equity investments was $9.2 million and $50.4 million during the thirty-six weeks ended May 9, 2026, and the comparable prior year period, respectively.

Our net cash flows used in financing activities for the thirty-six weeks ended May 9, 2026, were $1.1 billion compared to $1.3 billion in the comparable prior year period. During the thirty-six weeks ended May 9, 2026, we had no debt issuances, versus $500 million in debt issuances in the comparable prior year period. During the thirty-six week periods ended May 9, 2026, and May 10, 2025, we had $400 million and $900 million in debt repayments, respectively. Stock repurchases were $1.3 billion in the current thirty-six week period versus $1.1 billion in the comparable prior year period. The treasury stock repurchases were primarily funded by cash flows from operations. For the thirty-six week periods ended May 9, 2026, and May 10, 2025, we had $609.4 million and $225.5 million in net proceeds from commercial paper, respectively. Proceeds from the issuance of common stock from exercises of stock options for the thirty-six weeks ended May 9, 2026, and May 10, 2025, provided $67.7 million and $111.0 million, respectively.

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

In addition to the building and land costs, our new stores require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our suppliers’ ability to factor their receivables from us. The Company has arrangements with third-party financial institutions to confirm invoice balances owed by the Company to certain suppliers and pay the financial institutions the confirmed amounts on the invoice due dates. These arrangements allow the Company’s inventory suppliers, at their sole discretion, to enter into agreements with these financial institutions to finance the Company’s obligations to the suppliers at terms negotiated between the suppliers and the financial institutions. Supplier participation is optional and our obligations to our suppliers, including the amount and dates due, are not impacted by our suppliers’ decision to enter into an agreement with a third-party financial institution. A downgrade in our credit or changes in the financial markets could limit the financial institutions’ and our suppliers’ willingness to participate in these arrangements; however, we do not believe such risk would have a material impact on our working capital or cash flows. We plan to continue negotiating extended terms with our suppliers, benefitting our working capital and resulting in a high accounts payable to inventory ratio. We had an accounts payable to inventory ratio of 111.1% at May 9, 2026, and 115.6% at May 10, 2025.

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

For the trailing four quarters ended May 9, 2026, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP measure, was 36.3% as compared to 43.5% for the comparable prior year period. Adjusted ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio, which is a non-GAAP measure, was 2.5:1 as of May 9, 2026, and May 10, 2025. We calculate adjusted debt as the sum of total debt, financing lease liabilities and rent times six; and we calculate EBITDAR by adding interest, taxes, depreciation, amortization, rent, and share-based compensation expense to net income. Adjusted debt to EBITDAR is calculated on a trailing four quarter basis. We target our debt levels to a ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings. We believe this is important information for the management of our debt levels. To the extent EBITDAR increases, we expect our debt levels to increase; conversely, if EBITDAR decreases, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

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

We have included reconciliations of this information to the most comparable GAAP measures in the following reconciliation tables.

Reconciliation of Non-GAAP Financial Measure: Adjusted After-Tax ROIC

The following tables calculate the percentages of adjusted ROIC for the trailing four quarters ended May 9, 2026, and May 10, 2025.

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 30,	May 10,	August 30,	May 9,	May 9,
(in thousands, except percentage)	2025	2025	2025	2026	2026

Net income	$2,498,247	$1,661,297	$836,950	$1,641,174	$2,478,124
Adjustments:
Interest expense, net	475,824	327,736	148,088	323,929	472,017
Rent expense(1)	463,031	318,106	144,925	341,854	486,779
Tax effect(2)	(195,282)	(134,335)	(60,947)	(138,483)	(199,430)
Adjusted after-tax return	$3,241,820	$2,172,804	$1,069,016	$2,168,474	$3,237,490

Average debt(3)					$8,839,905
Average stockholders’ deficit(3)					(3,262,129)
Add: Rent x 6(1)					2,920,674
Average finance lease liabilities(3)					413,733
Invested capital					$8,912,183

Adjusted after-tax ROIC					36.3%

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Seventeen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 31,	May 4,	August 31,	May 10,	May 10,
(in thousands, except percentage)	2024	2024	2024	2025	2025

Net income	$2,662,427	$1,760,219	$902,208	$1,661,297	$2,563,505
Adjustments:
Interest expense, net	451,578	298,426	153,152	327,736	480,888
Rent expense(1)	447,693	300,460	147,233	318,106	465,339
Tax effect(2)	(185,250)	(123,371)	(61,879)	(133,043)	(194,922)
Adjusted after-tax return	$3,376,448	$2,235,734	$1,140,714	$2,174,096	$3,314,810

Average debt(3)					$8,987,683
Average stockholders' deficit(3)					(4,538,590)
Add: Rent x 6(1)					2,792,034
Average finance lease liabilities(3)					385,328
Invested capital					$7,626,455

Adjusted after-tax ROIC					43.5%

Reconciliation of Non-GAAP Financial Measure: Adjusted Debt to EBITDAR

The following tables calculate the ratio of adjusted debt to EBITDAR for the trailing four quarters ended May 9, 2026, and May 10, 2025.

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Sixteen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 30,	May 10,	August 30,	May 9,	May 9,
(in thousands, except ratio)	2025	2025	2025	2026	2026

Net income	$2,498,247	$1,661,297	$836,950	$1,641,174	$2,478,124
Add: Interest expense, net	475,824	327,736	148,088	323,929	472,017
Income tax expense	636,085	425,057	211,028	441,278	652,306
EBIT	3,610,156	2,414,090	1,196,066	2,406,381	3,602,447
Add: Depreciation and amortization expense	613,199	415,787	197,412	464,126	661,538
Rent expense(1)	463,031	318,106	144,925	341,854	486,779
Share-based expense	124,717	85,584	39,133	97,641	136,774
EBITDAR	$4,811,103	$3,233,567	$1,577,536	$3,310,002	$4,887,538

Debt					$9,016,477
Financing lease liabilities					455,363
Add: Rent x 6(1)					2,920,674
Adjusted debt					$12,392,514

Adjusted debt to EBITDAR					2.5

	A	B	A-B=C	D	C+D
	Fiscal Year	Thirty-Six	Seventeen	Thirty-Six	Trailing Four
	Ended	Weeks Ended	Weeks Ended	Weeks Ended	Quarters Ended
	August 31,	May 4,	August 31,	May 10,	May 10,
(in thousands, except ratio)	2024	2024	2024	2025	2025

Net income	$2,662,427	$1,760,219	$902,208	$1,661,297	$2,563,505
Add: Interest expense, net	451,578	298,426	153,152	327,736	480,888
Income tax expense	674,703	433,382	241,321	425,057	666,378
EBIT	3,788,708	2,492,027	1,296,681	2,414,090	3,710,771
Add: Depreciation and amortization expense	549,755	374,416	175,339	415,787	591,126
Rent expense(1)	447,693	300,460	147,233	318,106	465,339
Share-based expense	106,246	71,314	34,932	85,584	120,516
EBITDAR	$4,892,402	$3,238,217	$1,654,185	$3,233,567	$4,887,752

Debt					$8,853,110
Financing lease liabilities					407,487
Add: Rent x 6(1)					2,792,034
Adjusted debt					$12,052,631

Adjusted debt to EBITDAR					2.5

(1)	The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable GAAP financial measure, for the trailing four quarters ended May 9, 2026, and May 10, 2025.

	Trailing Four Quarters Ended
(in thousands)	May 9, 2026	May 10, 2025

Total lease cost, per ASC 842	$657,326	$625,740
Less: Finance lease interest and amortization	(124,052)	(117,287)
Less: Variable operating lease components, related to insurance and common area maintenance	(46,495)	(43,114)
Rent expense	$486,779	$465,339

(2)	Effective tax rate over trailing four quarters ended May 9, 2026, and May 10, 2025, was 20.8% and 20.6%, respectively.
(3)	All averages are computed based on trailing five quarter balances.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

At May 9, 2026, the only material change to our instruments and positions that are sensitive to market risk since the disclosures in our Annual Report on Form 10-K for the year ended August 30, 2025, were the $609.4 million increase in commercial paper and repayment of our outstanding $400 million 3.125% Senior Notes due April 2026.

The fair value of the Company’s debt was estimated at $9.0 billion and $8.9 billion as of May 9, 2026, and August 30, 2025, respectively, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is greater than the carrying value of debt by $32.7 million and $94.4 million at May 9, 2026, and August 30, 2025, respectively, and reflects their face amount, adjusted for any unamortized debt issuance costs and discounts. We had $1.4 billion and $748.6 million of variable rate debt outstanding at May 9, 2026, and at August 30, 2025, respectively. At these borrowing levels for variable rate debt, a one percentage point increase in interest rates would have an unfavorable annual impact on our pre-tax earnings and cash flows of $13.6 million in fiscal 2026. The primary interest rate exposure is based on the federal funds rate. We had outstanding fixed rate debt of $7.7 billion, net of unamortized debt issuance costs of $41.5 million at May 9, 2026, and $8.1 billion, net of unamortized debt issuance costs of $48.8 million at August 30, 2025. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by $284.0 million at May 9, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of May 9, 2026, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 9, 2026.

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

There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended May 9, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased by the Company during the quarter ended May 9, 2026, were as follows:

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

February 15, 2026 to March 14, 2026	45,537	$3,768.50	45,537	$1,218,863,366
March 15, 2026 to April 11, 2026	62,427	3,441.04	62,427	1,004,049,278
April 12, 2026 to May 9, 2026	55,730	3,586.69	55,730	804,163,027
Total	163,694	$3,581.72	163,694	$804,163,027

For more information on our stock repurchases, see “Note J – Stock Repurchase Program” in the Notes to Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During our fiscal quarter ended May 9, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are being filed herewith:

Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.
3.1	Restated Articles of Incorporation of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended February 13, 1999.

3.2	Ninth Amended and Restated By-Laws of AutoZone, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated April 1, 2025.
15.1*	Letter Regarding Unaudited Interim Financial Statements.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended May 9, 2026, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.

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

Dated: June 12, 2026