Form 10-K
period 2026-08-29
AUTOZONE INC
filed 2026-10-26
CIK 866787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 29, 2026.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $62,188,111,016.

The number of shares of Common Stock outstanding as of October 19, 2026, was 16,094,341.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement to be filed within 120 days of August 29, 2026, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held December 16, 2026, are incorporated by reference into Part III.

Forward-Looking Statements

Certain statements herein constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically use words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “seek,” “may,” “could” and similar expressions. These statements are based on assumptions and assessments made by our management in light of experience, historical trends, current conditions, expected future developments and other factors that we believe appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including without limitation: product demand, due to changes in fuel prices, miles driven or otherwise; energy prices; weather, including extreme temperatures and natural disasters; competition; credit market conditions; cash flows; access to financing on favorable terms; future stock repurchases; the impact of recessionary conditions; consumer debt levels; changes in laws or regulations; risks associated with self-insurance; war and the prospect of war, including terrorist activity; public health issues; inflation, including wage inflation; exchange rates; the ability to hire, train and retain qualified employees, including members of management; construction delays; failure or interruption of our information technology systems; issues relating to the confidentiality, integrity or availability of information, including due to cyber-attacks; historic growth rate sustainability; downgrade of our credit ratings; damage to our reputation; challenges associated with doing business in and expanding into international markets; origin and raw material costs of suppliers; inventory availability; disruption in our supply chain; tariffs, trade policies and other geopolitical factors; new accounting standards; our ability to execute our growth initiatives; and other business interruptions. These and other risks and uncertainties are discussed in more detail in the “Risk Factors” section contained in Item 1A under Part I of this Annual Report on Form 10-K for the year ended August 29, 2026. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those contemplated by such forward-looking statements. Events described above and in the “Risk Factors” section could materially and adversely affect our business. However, it is not possible to identify or predict all such risks and other factors that could affect these forward-looking statements. Forward-looking statements speak only as of the date made. Except as required by applicable law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Introduction

AutoZone, Inc. (“AutoZone,” the “Company,” “we,” “our” or “us”) is a leading retailer and distributor of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at August 29, 2026, operated 6,863 stores in the United States (“U.S.”), 1,001 stores in Mexico and 167 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 29, 2026, in 6,443 of our domestic stores as well as the vast majority of our stores in Mexico and Brazil, we had a commercial sales program that provides prompt delivery of parts and other products and commercial credit to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts. We also sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. Additionally, we sell the ALLDATA brand of automotive diagnostic, repair, collision and shop management software through www.alldata.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services. Our websites and the information contained therein or linked thereto are not intended to be incorporated into this report.

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

As of August 29, 2026, we employed approximately 132,000 AutoZoners, approximately 60 percent of whom were employed full-time and the remaining 40 percent were employed part-time. Approximately 91 percent of our AutoZoners were employed in stores or in direct field supervision, approximately six percent in distribution centers and approximately three percent in store support and other functions. Included in the above numbers are approximately 21,000 AutoZoners employed in our international operations. We have never experienced any material labor disruption, do not have any collective bargaining agreements in the U.S. and believe that relations with our AutoZoners are good.

Training & Development

We have a number of different types of jobs and career opportunities. While many of our AutoZoners follow more traditional career paths (e.g., part-time to full-time sales, store manager, district manager, regional manager, vice president), we encourage cross-functional development and support of AutoZoners as they expand their careers into other departments and fields of interest within the Company. Many members of our senior leadership team have held positions in multiple areas of the business. We also invest in advanced leadership training to deepen our bench strength and support succession planning. For additional information, see “Store Personnel Training and Incentives” below. We believe these opportunities are important to attract, motivate and retain high-quality AutoZoners.

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

Health and Safety

We are committed to providing a safe working and shopping environment for our AutoZoners and customers. Aligning with our values, we strive to continually monitor our working and shopping environment to keep our AutoZoners and customers as safe as possible.

Additional information about our human capital resources can be found in our most recent Corporate Responsibility Report, which is available on our website. Our Corporate Responsibility Report is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference into this or any of our other filings with the Securities and Exchange Commission (the “SEC”).

Store Operations

At August 29, 2026, our stores were in the following locations:

Store
Count
Alabama	143
Alaska	8
Arizona	179
Arkansas	78
California	693
Colorado	114
Connecticut	59
Delaware	26
Florida	476
Georgia	242
Hawaii	13
Idaho	40
Illinois	254
Indiana	175
Iowa	41
Kansas	60
Kentucky	113
Louisiana	143
Maine	14
Maryland	104
Massachusetts	92
Michigan	230
Minnesota	71
Mississippi	103
Missouri	128
Montana	15
Nebraska	33
Nevada	75
New Hampshire	25
New Jersey	139
New Mexico	69
New York	244
North Carolina	256
North Dakota	8
Ohio	301
Oklahoma	94
Oregon	63
Pennsylvania	265
Puerto Rico	67
Rhode Island	20
Saint Thomas	2
South Carolina	118
South Dakota	11
Tennessee	193
Texas	781
Utah	74
Vermont	2
Virginia	164
Washington	103
Washington, DC	5
West Virginia	46
Wisconsin	82
Wyoming	9
Total Domestic stores	6,863
Mexico	1,001
Brazil	167
Total stores	8,031

Store Formats

Substantially all stores are based on standard store formats, resulting in generally consistent appearance, merchandising and product mix, with approximately 90% to 99% of each store’s square footage used as selling space. Most of our stores carry approximately 20,000 to 25,000 unique SKUs with 40% to 50% of the space dedicated to hard parts inventory. Hub stores carry approximately 40,000 to 50,000 unique SKUs, and mega hub stores carry approximately 80,000 to 110,000 unique SKUs with 70% to 85% of their space utilized for hard parts. The hard parts inventory area is generally fronted by counters or pods that run the depth or length of the store, dividing the hard parts area from the remainder of the store. The remaining selling space contains displays of maintenance, accessories and non-automotive items.

Stores are replenished primarily by the nearest distribution center but also typically have same-day access to one of our 417 domestic and 74 international hub stores’ expanded inventory assortment. As a subset of our domestic hub stores, we ended fiscal 2026 with 172 mega hub stores, an increase of 39 since the end of fiscal 2025. Additionally, we have 11 mega hub stores in Mexico. Hub and mega hub stores work in concert with our other stores to drive customer satisfaction through improved local parts availability and expanded product assortments.

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

Store Automation

All of our stores have Z-net, our proprietary electronic catalog that enables our AutoZoners to efficiently look up the parts that our customers need and provide complete job solutions, advice and information for customer vehicles. Z-net provides parts information based on year, make, model and engine type of a vehicle and also tracks inventory availability at the store and other fulfillment channels. The Z-net display screens are placed on the hard parts counter or pods, where both the AutoZoner and customer can view the screen.

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

Commercial

Our commercial sales program operates in a highly fragmented market, and we are a leading distributor of automotive parts and other products to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts in the Americas. As part of our program, we offer prompt delivery to our customers and commercial credit, as well as online ordering through www.autozonepro.com or through the AutoZone Pro mobile application. Through our hub and mega hub stores, we offer a larger assortment than our satellite stores of parts and products desired by professional technicians. We have dedicated sales teams focused on independent repair shops, national and regional accounts, fleet accounts and other commercial accounts.

Store Development

The following table reflects our store development during the past five fiscal years:

	Fiscal Year
	2026	2025	2024	2023	2022
Stores:
Beginning	7,657	7,353	7,140	6,943	6,767
New	374	305	217	198	177
Closed	—	1	4	1	1
Net new	374	304	213	197	176
Relocated	10	9	6	12	13
Ending	8,031	7,657	7,353	7,140	6,943

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

Purchasing and Supply Chain

Merchandise is selected and purchased for all stores through our store support centers located in Memphis, Tennessee; Monterrey, Mexico; Chihuahua, Mexico and Sao Paulo, Brazil. Additionally, we have offices in Shanghai, China; Istanbul, Turkey and Gurugram, India to support our global sourcing efforts. In fiscal 2026, one class of similar products accounted for approximately 14 percent of our total revenues, and one individual vendor provided 14 percent of our total purchases. No other class of similar products accounted for 10 percent or more of our total revenues, and no other individual vendor provided more than 10 percent of our total purchases. We believe alternative sources of supply exist, at similar costs, for most types of product sold. Most of our merchandise flows through our distribution centers to our stores by our fleet of tractors and trailers or by third-party transportation firms. The distribution centers replenish our stores up to multiple times per week depending on store sales volumes.

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

Trademarks and Patents

We regard our trademarks, service marks, patents, domain names, trade dress, trade secrets and other intellectual property as critical to our success and important components of our marketing and merchandising strategies. We have registered several trademarks and service marks in the U.S. Patent and Trademark Office as well as in certain other countries, including without limitation: “AutoZone,” “AutoZone Rewards,” “Get in the Zone,” “Zone,” “Duralast,” “Econocraft,” “ProElite,” “ProVantage,” “ShopPro,” “SureBilt,” “TotalPro,” “TruGrade,” “Valucraft,” and “ALLDATA,” along with variations of these trademarks. Our trademark registrations have various expiration dates; however, assuming that the trademarks are properly maintained and in use, such registrations may be renewed indefinitely.

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

Philip B. Daniele III, 57—President and Chief Executive Officer, Customer Satisfaction

Philip B. Daniele III was appointed President and Chief Executive Officer and appointed to serve on the Board in January 2024. Prior to his appointment as President and Chief Executive Officer, Mr. Daniele was named CEO-Elect in June 2023. Prior to that, Mr. Daniele served as Executive Vice President – Merchandising, Marketing and Supply Chain from June 2021 to June 2023, Senior Vice President – Commercial from 2015 to 2021, Vice President – Commercial Support from 2013 to 2015 and Vice President – Merchandising from 2008 to 2013. Mr. Daniele was also a Divisional Vice President – Store Operations from 2005 to 2008. Prior to 2005, Mr. Daniele held several other key management positions with the Company.

Jamere Jackson, 57—Chief Financial Officer, Customer Satisfaction

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

Thomas B. Newbern, 64—Chief Operating Officer, Customer Satisfaction

Thomas B. Newbern was named Chief Operating Officer in September 2023. From March to September 2023, Mr. Newbern served as Executive Vice President – Operations, Sales and Technology. From 2015 to March 2023, Mr. Newbern served as Executive Vice President overseeing Store Operations, Commercial, International, Information Technology, Loss Prevention and ALLDATA in different capacities. From 2007 to 2015, Mr. Newbern served as Senior Vice President – Store Operations, with additional oversight of Loss Prevention and Store Development. From 1998 to 2007, Mr. Newbern was Divisional Vice President – Store Operations. Mr. Newbern began his career with AutoZone in 1985.

Eric S. Gould, 57—Executive Vice President – Merchandising, Marketing and Supply Chain, Customer Satisfaction

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

Jennifer M. Bedsole, 55—Senior Vice President, General Counsel & Secretary, Customer Satisfaction

Jennifer M. Bedsole was named Senior Vice President, General Counsel & Secretary in April 2023. Prior to joining AutoZone, Ms. Bedsole was a partner with the law firm of Baker, Donelson, Bearman, Caldwell and Berkowitz P.C. since 2011, where she chaired the Labor and Employment practice group.

K. Michelle Borninkhof, 52—Senior Vice President and Chief Information Officer, Customer Satisfaction

K. Michelle Borninkhof was named Senior Vice President and Chief Information Officer in April 2021. Prior to joining AutoZone, Ms. Borninkhof was Chief Information Officer and Vice President for U.S. Technology at McDonald’s since 2018. Prior to joining McDonald’s, Ms. Borninkhof spent 11 years with Walmart, Inc. holding various leadership roles including Vice President – International Technology Delivery. Throughout her career, Ms. Borninkhof held various roles in store retail, distribution center operations and process improvement.

Bailey L. Childress, 37—Senior Vice President – Omnichannel and Merchandising Support, Customer Satisfaction

Bailey L. Childress was named Senior Vice President – Omnichannel and Merchandising Support in December 2024. From 2022 to 2024, Mr. Childress served as Vice President – Merchandising Pricing and Analysis. Prior to that, Mr. Childress held several key management positions with the Company, including Director – Merchandising, Commercial Merchandising, and Commercial Pricing.

Domingo J. Hurtado, 65—Senior Vice President – International, Customer Satisfaction

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

Kenneth E. Jaycox, 58—Senior Vice President – Commercial, Customer Satisfaction

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

Eric J. Leef, 52—Senior Vice President, Human Resources, Customer Satisfaction

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

Lindsay W. Lehman, 48—Senior Vice President – Marketing, Customer Satisfaction

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

Dennis W. LeRiche, 58—Senior Vice President – Store Operations, Customer Satisfaction

Dennis W. LeRiche was named Senior Vice President – Store Operations in June 2021. From 2015 to 2021, Mr. LeRiche was a Divisional Vice President – Store Operations. Prior to 2015, Mr. LeRiche held several other key management positions with the Company.

M. Denise McCullough, 54—Senior Vice President – Supply Chain, Customer Satisfaction

M. Denise McCullough was named Senior Vice President – Supply Chain in August 2025. From 2022 to 2025, Ms. McCullough was Vice President – Transportation. Ms. McCullough has been an AutoZoner since 2001, previously serving as Vice President, Replenishment in 2021. Prior to that, Ms. McCullough served in various key positions within the Company.

Lucas J. Rauch, 46—Senior Vice President – Merchandising and Global Sourcing, Customer Satisfaction

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

Grace O. Sharpley, 37—Senior Vice President – Finance, Customer Satisfaction

Grace O. Sharpley was named Senior Vice President – Finance in July 2026. From 2025 to 2026, Ms. Sharpley served as Vice President – Merchandising Pricing and Analysis. Prior to that, Ms. Sharpley held several key management positions with the Company, including Vice President – Strategy. Prior to joining AutoZone in 2014, Ms. Sharpley was an audit associate at PricewaterhouseCoopers LLP since 2011.

Item 1A. Risk Factors

Our business is subject to a variety of risks and uncertainties. The risk factors described below reflect the Company's beliefs and opinions as to factors that could materially and adversely affect our business, financial condition, results of operations, liquidity and stock price or otherwise impact the Company. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether such factors have occurred in the past or their likelihood of occurring in the future. The following information should be read in conjunction with the other information contained in this report and other filings that we make with the SEC. These risks and uncertainties are not the only ones we face. Our business could also be materially affected by additional factors that are presently unknown to us or that we currently believe to be immaterial to our business.

Strategic and Operational Risks

The current global economic and geopolitical landscape has increased uncertainty about key areas of doing business internationally and may have a negative impact on our business.

The U.S. has recently enacted and proposed to enact significant new tariffs, and the current administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy amid ongoing discussion regarding further potentially significant changes to U.S. trade policies, enforcement priorities, sanctions, treaties and tariffs. In February 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). In response to the U.S. Supreme Court’s decision, the U.S. President issued an executive order imposing tariffs pursuant to Section 122 of the Trade Act of 1974 for 150 days, effective on February 24, 2026, and the outlook on further trade policy actions is unclear. These actions have led to significant volatility and uncertainty in global markets. Uncertainty regarding the scope, duration and administration of trade measures has in the past contributed to, and may in the future continue to contribute to, variability in costs and cash flows. There continues to exist significant uncertainty about the future economic and political relationships between the U.S. and other countries. The Company directly or indirectly imports merchandise from various countries, and newly proposed tariffs and any additional tariffs on products sourced from these or other countries could materially increase our costs. These developments, or the perception that any of them could occur, may have a material effect on global economic conditions, the stability of global financial markets or global trade, and may impact product cost, pricing, or competitive conditions, disrupt supply chains, impact the broader macroeconomic environment and consumer sentiment or otherwise negatively impact our business, financial condition and results of operations.

If demand for our products slows, then our business may be materially adversely affected.

Demand for the products we sell may be affected by a number of factors we cannot control, including:

●	the number of older vehicles in service. Vehicles that are seven years old or older are generally no longer covered by the original vehicle manufacturers’ warranties and tend to need more maintenance and repair than newer vehicles.
●	the number of miles vehicles are driven. Higher vehicle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices, ride sharing, weather conditions, and other factors.
●	rising fuel and energy prices. Increases in fuel and energy costs, including those driven by geopolitical instability, supply chain disruptions or international conflicts may cause our customers to defer purchases of certain of our products as they use a greater percentage of their income to pay for fuel and other energy costs. Customers may also drive their vehicles less, resulting in less wear and tear and lower demand for repairs and maintenance.
●	the economy. In periods of declining economic conditions, including as a result of inflation, high levels of consumer debt, and/or high interest rates, consumers may reduce their discretionary spending by deferring vehicle maintenance or repair. Additionally, such conditions may affect our customers’ ability to obtain credit. During periods of expansionary economic conditions, more of our DIY customers may pay others to repair and maintain their vehicles instead of working on their own vehicles, or they may purchase new vehicles.
●	the weather. Milder weather conditions may lower the failure rates of automotive parts, while extremely hot or cold conditions may enhance demand for our products due to increased failure rates of our customers’ automotive parts. However, extended periods of rain and winter precipitation may adversely impact store traffic, decreasing sales, or may cause our customers to defer maintenance and repair on their vehicles. Additionally, climate changes can create more variability in the short-term or lead to other weather conditions that could impact our business.
●	technological advances. Advances in automotive technology, such as improved parts design, can result in vehicles needing maintenance less frequently and parts lasting longer.
●	prevalence of electric vehicles. The increased prevalence of electric vehicles, whether due to changes in consumer preferences or regulatory actions incentivizing the purchase of electric vehicles, can result in less frequent parts failures and a reduced need for parts.
●	the quality of the vehicles manufactured by the original vehicle manufacturers and the length of the warranties or maintenance offered on new vehicles.
●	restrictions on access to telematics and diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation. These restrictions may cause vehicle owners to rely on dealers to perform maintenance and repairs.

These factors could result in a decline in the demand for our products, which could materially adversely affect our business and overall financial condition.

If we are unable to compete successfully against other businesses that sell the products that we sell, we could lose customers and market share and our sales and profits may decline.

The sale of automotive parts, accessories and maintenance items is highly competitive. See “Item 1. Business” above for additional information regarding our competitive environment.

Although we believe we compete effectively, our competitors may have greater financial resources allowing them to invest more in their businesses, greater sourcing capabilities allowing them to sell merchandise at lower prices, larger stores with more merchandise, longer operating histories with deeper customer relationships, more frequent customer visits, more effective advertising and more successful utilization of data analytics, artificial intelligence (“AI”) and other new and emerging technologies. Online and multi-channel retailers often have lower operating costs and focus on delivery services, thereby offering customers faster, guaranteed delivery times and low-cost or free shipping. In addition, because our business strategy is based on offering superior levels of customer service to complement the products we offer, our cost structure is higher than some of our competitors, which also puts pressure on our margins.

With the increasing use of digital tools, our customers often begin their shopping experience online and are quickly able to compare prices, product assortment, product availability and feedback from other customers before purchasing products. We may be unable to differentiate ourselves or to anticipate and adapt to new or enhanced digital experiences offered by other retailers.

If we are unable to continue to manage in-stock inventory and costs, provide competitive delivery options, develop successful competitive strategies, including the maintenance of effective promotions, advertising and loyalty programs, develop and execute effective digital and omni-channel strategies or otherwise compete effectively, or if our competitors develop more effective strategies, we could lose customers and market share, and our sales and profits may decline.

We may not be able to sustain our historic rate of sales growth.

We have increased annual revenues in the past five fiscal years from $14.6 billion in fiscal 2021 to $20.3 billion in fiscal 2026, with a compounded annual growth rate of approximately seven percent. Annual revenue growth is driven by increases in same store sales, the opening of new stores and the development of new commercial programs. Same store sales are impacted both by customer demand levels and by the prices we are able to charge for our products, which can also be negatively impacted by economic pressures. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of same store sales.

We have increased our store count in the past five fiscal years, growing from 6,767 stores at August 28, 2021 to 8,031 stores at August 29, 2026, a compounded annual growth rate of approximately three percent.

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

If we cannot profitably increase our market share in the commercial automotive parts business, our sales growth may be limited.

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

We believe much of our brand value lies in the quality of the approximately 132,000 AutoZoners employed in our stores, distribution centers, store support centers and ALLDATA. Our workforce costs represent our largest operating expense, and our ability to meet our labor needs while controlling labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates and unemployment levels. Our business is also subject to employment laws and regulations, including those related to minimum wage, benefits and scheduling requirements, and these laws are subject to change over time. In addition, the implementation of potential regulatory changes relating to overtime exemptions and benefits for certain employees under federal and state laws could result in increased labor costs to our business and negatively impact our operating results. We also have AutoZoners in Mexico, Brazil and other countries, and are required to comply with differing laws and regulations in each of those countries.

We compete with other retail businesses for many of our AutoZoners in hourly positions, and these positions have historically had high turnover rates, which can lead to increased training and retention costs, particularly in a competitive labor market. We cannot be assured that we can continue to hire, train and retain qualified employees at current wage rates since we operate in a competitive labor market, and there are currently significant inflationary and other pressures on wages.

In the U.S., over the last few years there has been an increase in workers exercising their right to form or join a union, both generally and in the retail industry. Further, the National Labor Relations Board (NLRB) has issued decisions making it easier for employees to organize. Although none of our U.S. based AutoZoners are currently covered by collective bargaining agreements, we have been subject to labor unions’ efforts to organize groups of our AutoZoners from time to time. If a significant portion of our work force were to become unionized, our culture and operating model could be challenged by inserting a third party into our current relationships between our supervisors and non-supervisory AutoZoners. Further, our labor costs could increase, and our business could be negatively affected by other requirements and expectations that could change our company culture, decrease our flexibility and disrupt our business. Further, our responses to any union organizing efforts could negatively impact how our brand is perceived by customers and AutoZoners and have material adverse effects on our business, reputation and financial results.

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

We directly imported approximately 12% of our purchases in fiscal 2026, but many of our domestic vendors directly import their products or components of their products. Changes to the price or flow of these goods for any reason, such as increased import duties or tariffs, foreign trade policies, civil unrest or acts of war, currency fluctuations, disruptions in maritime lanes, port labor disputes and other issues, economic conditions and instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our standards, issues with labor practices of our suppliers or labor problems they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials to suppliers, merchandise quality or safety issues, shipping and transport availability and cost, increases in wage rates and taxes, transport security, trade sanctions, import limitations on certain types of goods or of goods containing certain materials from other countries, inflation and other factors relating to the suppliers and the countries in which they are located or from which they import, often are beyond our control and could adversely affect our operations and profitability. Furthermore, these risks may be amplified if we or our domestic vendors are unable to diversify our or their supply chains or rely too heavily on a single country to source our or our vendors’ products. These and other factors affecting our suppliers’ and our access to products could materially adversely affect our business and financial performance. As we or our domestic vendors increase the importation of merchandise or components from foreign vendors, these risks are likely to increase.

Disruptions in our supply chain and other factors affecting the distribution of our merchandise could adversely impact our business and results of operations.

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

The rapid evolution and increased adoption of AI, including generative and agentic AI, may create new or heightened risks for our business. If we are unsuccessful in developing, deploying, or governing these technologies, or if competitors adopt them more effectively, our competitive position, customer experience, operations, reputation, financial condition, or results of operations could be adversely affected. AI use may also increase cybersecurity risks by enabling more sophisticated, automated, or difficult-to-detect threats, and evolving laws and regulations related to AI, privacy, consumer protection, and data use may increase compliance obligations and potential exposure.

In addition, our information technology systems, infrastructure and personnel require ongoing substantial investments, such as replacing existing systems, some of which are older, legacy systems that are less flexible and efficient, with successor systems; making changes to existing systems, including the migration of applications to the cloud; maintaining or enhancing legacy systems that are not currently being replaced; or designing or cost-effectively acquiring and implementing new systems with new functionality, including AI. These efforts can result in significant potential risks, including failure of the systems to operate as designed, potential loss or corruption of data, cost overruns, or implementation delays or errors, and may result in operational challenges, security control failures, reputational harm, and increased costs that could adversely affect our business operations and results of operations.

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

While addressing vulnerabilities is a priority for us, the methods used to obtain unauthorized access are constantly evolving and increasing in frequency and sophistication, including through the use of evolving AI tools to identify and exploit vulnerabilities. Attempts to gain unauthorized access can be difficult to anticipate or promptly detect. We cannot provide assurance that the security measures we or our third-party service providers and vendors have in place today will be successful in their efforts to prevent or mitigate the impact of a cyber incident or provide us with sufficient visibility to determine if a cyber incident has occurred, and there can be no assurance that such measures we introduce in the future will be sufficiently effective either. Failure to maintain the security of the personal and other confidential information to which we have access could lead to private litigation, regulatory enforcement actions and reputational harm, all of which would require extensive time and financial resources to resolve and could have a material adverse impact on our business and financial condition.

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

We are subject to numerous federal, state and local laws and regulations, many of which are complex, frequently revised and subject to varying interpretations. These include laws governing employment and labor, wage and hour, environmental matters, proper handling and disposal of hazardous materials and waste, employee benefits, data privacy, cybersecurity, safety, the pricing and sale of goods, import and export compliance, transportation and logistics, consumer protection and advertising, among others. These laws may change over time and may differ substantially across the areas where we operate. There is added uncertainty surrounding potential changes to the regulatory environment in the U.S. Although we have implemented policies and procedures to help ensure compliance with these laws, there can be no certainty that our AutoZoners and third parties with whom we do business will not take actions in violation of our policies or applicable laws. If we fail to comply with these laws, rules and regulations, or the manner in which they are interpreted or applied, we may be subject to governmental enforcement action or private litigation resulting in restrictions on our business, monetary penalties, reputational harm and increased costs of regulatory compliance. Any changes in the enforcement or interpretation of existing laws and regulations or the enactment of any new laws and regulations, including tax legislation, could have a material adverse impact on our financial condition and results of operations. We may also be subject to investigations or audits by governmental authorities and regulatory agencies as a result of enforcing existing laws and regulations or changes in enforcement priorities, which can occur in the ordinary course of business or may result from increased scrutiny from a particular agency or toward a particular industry.

We may be adversely affected by legal, regulatory or market responses to global climate change.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our operations. For example, we have significant operations in California and other states, where serious drought has made water less available and more costly and has increased the risk of wildfires. Changes in climate patterns leading to extreme heat waves or unusual cold weather at some of our locations can lead to increased energy usage and costs, or otherwise adversely impact our facilities and operations and disrupt our supply chains and distribution systems. Concerns over climate change have led policy makers in some jurisdictions to enact or consider enacting legislative and regulatory proposals that would impose extensive mandatory reporting requirements as well as requirements for reductions of greenhouse gas (“GHG”) emissions. Such laws, if enacted, may impact our business in a number of ways. For example, significant changes in fuel economy requirements, new federal or state restrictions on emissions of carbon dioxide or new or changing federal or state incentive programs or other regulations that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell. We may not be able to accurately predict, prepare for and effectively respond to new kinds of technological innovations with respect to electric vehicles and other technologies that minimize emissions. Compliance with any new laws or regulations, or changes to existing laws or their interpretation, could require additional expenditures by us or our suppliers. Our inability to appropriately respond to such changes could materially adversely impact our business, financial condition, results of operations or cash flows.

We may be unable to achieve the goals and aspirations set forth in our Corporate Responsibility report, particularly with respect to the reduction of GHG emissions, or otherwise meet the expectations of our stakeholders with respect to corporate responsibility matters.

Governmental and societal attention to corporate responsibility matters, including expanding mandatory and voluntary reporting of GHG emissions and other sustainability metrics, and disclosure topics such as climate change, sustainability, natural resources, waste reduction, energy, human capital, and risk oversight could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. We strive to deliver shared value through our business, and our diverse stakeholders expect us to make progress in certain corporate responsibility priority issue areas. A failure or perceived failure to meet these expectations could adversely affect public perception of our business, employee morale or customer or stockholder support.

We have announced certain aspirations and goals related to corporate responsibility matters, such as our intention to reduce certain GHG emissions over time. Achievement of these aspirations, plans and goals is subject to numerous risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: our ability to successfully identify and implement relevant strategies on a timely and cost-effective basis; our ability to achieve the anticipated benefits and cost savings of such strategies and actions; and the availability and cost of existing and future technologies, such as alternative fuel vehicles, off-site renewable energy, and other materials and components. It is possible that we may be unsuccessful in the achievement of our corporate responsibility goals, on a timely basis or at all, or that the costs to achieve those goals become prohibitively expensive. Furthermore, our stakeholders may not be satisfied with our efforts or the speed at which we are progressing towards any such aspirations and goals. An actual or perceived failure or delay to meet our goals and aspirations could adversely affect public perception of our business, cause us to lose customer or stockholder support, and subject us to legal claims and liabilities with respect to such matters. Certain challenges we face in the achievement of our corporate responsibility objectives are also captured within our corporate responsibility reporting, which is not incorporated by reference into and does not form any part of this report.

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

Macroeconomic conditions impact both our customers and our suppliers. Moreover, the U.S. government continues to operate under historically large deficits and debt burden. Continued distress in global credit markets, business failures, civil unrest, inflation, rising interest rates, foreign exchange rate fluctuations, significant geopolitical conflicts, proposed or additional tariffs, continued volatility in energy prices, the impact of a public health crisis or pandemic, constraints on the global supply chain, a sustained government shutdown and other factors continue to affect the global economy. Moreover, rising energy prices could impact our merchandise distribution, commercial delivery, utility and product costs. While it is unclear how such factors could impact our business in the short term, over a longer period of time these macroeconomic and geopolitical conditions could adversely affect our sales growth, margins and overhead. These could materially adversely affect our financial condition and operations.

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

During the contract review and vendor engagement process, we assess vendors’ adherence to appropriate security practices, requirements, and expectations, including compliance with industry standards and applicable laws and regulations. We also engage a third-party to monitor certain service providers so that we may be alerted of important events that would impact such party’s risk profile. We have an Information Security Awareness program which seeks to educate our AutoZoners on security risks and best practices through training, internal communications, and security awareness campaigns. We maintain cybersecurity insurance coverage that may protect us from losses in connection with certain cybersecurity incidents.

Cybersecurity Risks

While we have not experienced a material breach of our information systems or data to date, unauthorized parties have in the past gained access and exfiltrated data. Any future incident could significantly disrupt our operations and key business processes, result in the impairment, loss, unauthorized access of critical or sensitive data, be costly and resource-intensive to remedy; harm our reputation and relationship with customers, AutoZoners, vendors and other stakeholders; and have a material adverse impact on our business and operating results. See “Information Technology, Cybersecurity and Data Privacy Risks” in Item 1A., Risk Factors for additional information related to cybersecurity risks.

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

Item 2. Properties

The following table reflects the number of leased and owned properties and square footage of selling space for our stores as of August 29, 2026:

	No. of	Store Square
	Stores	Footage(1)
Leased	4,542	30,835,302
Owned	3,489	23,825,595
Total	8,031	54,660,897

(1)	Square footage excludes store support centers, regional offices, distribution centers and the areas that hold the local mega hub and hub expanded assortment.

We have approximately 9.2 million square feet in distribution centers servicing our stores, of which approximately 1.6 million square feet is leased and the remainder is owned. We have 13 distribution centers located throughout the U.S., two in Mexico, and one in Brazil. Our primary store support center is located in Memphis, Tennessee, and consists of approximately 325,000 square feet. We also have four additional store support centers located in Monterrey, Mexico; Chihuahua, Mexico; Sao Paulo, Brazil; and Gurugram, India. Our primary International Sourcing Office is located in Shanghai, China. The ALLDATA headquarters in Elk Grove, California is leased, and we also own or lease other properties which are not material individually or in the aggregate.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “AZO.” On October 19, 2026, there were 1,388 stockholders of record, which does not include the number of beneficial owners whose shares were represented by security position listings.

We currently do not pay a dividend on our common stock. Any future payment of dividends would be dependent upon our financial condition, capital requirements, earnings and cash flow.

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The Board voted to increase the repurchase authorization by $1.5 billion on June 16, 2026, bringing the total value of authorized share repurchases to $42.2 billion.

Shares of common stock repurchased by the Company during the quarter ended August 29, 2026, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
May 10, 2026 to June 6, 2026	53,878	$3,261.08	53,878	$2,128,462,512
June 7, 2026 to July 4, 2026	49,256	3,133.93	49,256	1,974,097,786
July 5, 2026 to August 1, 2026	59,095	3,057.51	59,095	1,793,414,378
August 2, 2026 to August 29, 2026	60,964	3,062.74	60,964	1,606,697,599
Total	223,193	$3,124.94	223,193	$1,606,697,599

The Company allows employees to purchase Company shares under the Company’s Eighth Amended and Restated Employee Stock Purchase Plan (as amended from time to time, the “Employee Plan”), qualified under Section 423 of the Internal Revenue Code, under which all eligible employees may purchase AutoZone’s common stock at 85% of the lower of the market price of the common stock on the first day or last day of each calendar quarter through payroll deductions. Maximum permitted annual purchases are $15,000 per employee or 10 percent of compensation, whichever is less. Under the Employee Plan, 4,765, 4,419 and 5,000 shares were sold to employees in fiscal 2026, 2025 and 2024, respectively. At August 29, 2026, 108,157 shares of common stock were reserved for future issuance under the Employee Plan.

Once executives have reached the maximum purchases under the Employee Plan, the Sixth Amended and Restated Executive Stock Purchase Plan (the “Executive Plan”) permits all eligible executives to purchase AutoZone’s common stock up to 25 percent of his or her annual salary and bonus. Purchases by executives under the Executive Plan were 177, 246 and 540 shares in fiscal 2026, 2025 and 2024, respectively. At August 29, 2026, 232,003 shares of common stock were reserved for future issuance under the Executive Plan.

Stock Performance Graph

The graph below presents changes in the value of AutoZone’s stock as compared to Standard & Poor’s 500 Composite Index (“S&P 500”) and to Standard & Poor’s Retail Index (“S&P Retail Index”) for the five-year period beginning August 28, 2021, and ending August 29, 2026.

Item 6. Reserved

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading retailer and distributor of automotive replacement parts and accessories in the Americas. We began operations in 1979 and at August 29, 2026, operated 6,863 stores in the U.S., 1,001 stores in Mexico and 167 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At August 29, 2026, in 6,443 of our domestic stores as well as the vast majority of our stores in Mexico and Brazil, we had a commercial sales program that provides prompt delivery of parts and other products and commercial credit to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts. We also sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. Additionally, we sell the ALLDATA brand of automotive diagnostic, repair, collision and shop management software through www.alldata.com. We also provide product information on our Duralast branded products through www.duralastparts.com. We do not derive revenue from automotive repair or installation services.

Executive Summary

For fiscal 2026, net sales increased to $20.3 billion, a 7.4% increase over the prior year. Domestic commercial sales increased 10.6%, which represents 33.1% of our total Domestic sales. Operating profit increased 3.1% to $3.7 billion, net income increased 3.0% to $2.6 billion and diluted earnings per share increased 5.3% to $152.55 for the year.

Fiscal 2026 comparisons were positively impacted by foreign currency exchange rates which had a favorable impact to net sales of $254.4 million and operating profit of $73.9 million, and IEEPA tariff refunds which has a positive impact on operating profit of $96.0 million. Operating profit comparison was also negatively impacted by an unfavorable net non-cash LIFO impact of $128.0 million.

During fiscal 2026, failure and maintenance related categories represented the largest portion of our sales mix, at approximately 85% of total sales. We have not experienced any fundamental shifts in our category sales mix as compared to previous years.

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

Miles Driven

We believe as the number of miles driven increases, consumers’ vehicles are more likely to need service and maintenance, resulting in an increase in the need for automotive hard parts and maintenance items. For the twelve-month period ended July 2026, miles driven in the U.S. increased 0.8% compared to the same period in the prior year based on the latest information available from the U.S. Department of Transportation.

Seven Year Old or Older Vehicles

As the number of seven-year-old or older vehicles on the road increases, we expect an increase in demand for the products we sell. We expect the aging vehicle population to continue to increase as consumers keep their cars longer. According to the latest data provided by S&P Global Mobility, the average age of light vehicles on the road increased slightly to 12.9 years and these vehicles account for approximately 44% of U.S. vehicles.

According to the U.S. Department of Transportation – Federal Highway Administration, vehicles are driven an average of approximately 10,800 miles each year. In seven years, the average miles driven equates to approximately 75,500 miles. Our experience is that at this point in a vehicle’s life, most vehicles are not covered by warranties and increased maintenance and repairs are needed to keep the vehicle operating.

Tariffs

On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under IEEPA. The President immediately introduced new tariffs under different statutory authority, though their scope and duration, and the likelihood and outcome of further legal challenges to these tariffs, remain uncertain. On April 20, 2026, the Company filed for refunds of IEEPA tariffs paid directly by the Company via the U.S. Customs and Border Protection’s consolidated administration and processing of entries tool in the automated commercial environment portal. During the fiscal year ended August 29, 2026, the Company received $127.6 million in IEEPA refunds representing substantially all of the refunds filed by the Company.  These refunds were recorded upon receipt as a $96.0 million reduction to Cost of Sales for the refunds related to products previously sold and a $31.6 million reduction to inventory for the portion of the refunds related to unsold inventory.  The portion recorded as a reduction to inventory is recorded as a reduction to Cost of Sales as the underlying inventory is sold.

Results of Operations

The following table highlights selected financial information over the past five years:

	Fiscal Year Ended August
(in thousands, except per share data, same store sales and selected operating data)	2026	2025	2024(1)	2023	2022
Income Statement Data
Net sales	$20,338,555	$18,938,717	$18,490,268	$17,457,209	$16,252,230
Cost of sales, including warehouse and delivery expenses	9,693,581	8,972,243	8,673,216	8,386,787	7,779,580
Gross profit	10,644,974	9,966,474	9,817,052	9,070,422	8,472,650
Operating, selling, general and administrative expenses	6,921,660	6,356,318	6,028,344	5,596,436	5,201,921
Operating profit	3,723,314	3,610,156	3,788,708	3,473,986	3,270,729
Interest expense, net	472,614	475,824	451,578	306,372	191,638
Income before income taxes	3,250,700	3,134,332	3,337,130	3,167,614	3,079,091
Income tax expense(2)	677,923	636,085	674,703	639,188	649,487
Net income(2)	$2,572,777	$2,498,247	$2,662,427	$2,528,426	$2,429,604
Diluted earnings per share(2)	$152.55	$144.87	$149.55	$132.36	$117.19
Weighted average shares for diluted earnings per share(2)	16,865	17,245	17,803	19,103	20,733
Same Store Sales
Increase in domestic comparable store net sales(3)	3.3%	3.2%	0.4%	3.4%	8.4%
Increase (decrease) in international comparable store net sales(3)	13.5%	(3.2%)	16.1%	29.3%	19.1%
Increase in international comparable store net sales (constant currency)(3)	2.2%	9.3%	10.2%	17.5%	19.2%
Increase in total company comparable store net sales(3)	4.5%	2.4%	2.1%	5.6%	9.2%
Increase in total company comparable store net sales (constant currency)(3)	3.2%	3.9%	1.4%	4.6%	9.2%
Balance Sheet Data
Current assets	$9,106,134	$8,341,379	$7,306,759	$6,779,426	$6,627,984
Operating lease right-of-use assets	3,470,379	3,194,666	3,057,780	2,998,097	2,918,817
Working capital deficit	(1,000,396)	(1,178,018)	(1,407,484)	(1,732,430)	(1,960,409)
Total assets	21,630,510	19,355,324	17,176,538	15,985,878	15,275,043
Current liabilities	10,106,530	9,519,397	8,714,243	8,511,856	8,588,393
Debt	9,078,320	8,799,775	9,024,381	7,668,549	6,122,092
Finance lease liabilities, less current portion	302,455	288,419	283,882	200,702	217,428
Operating lease liabilities, less current portion	3,369,119	3,093,936	2,960,174	2,917,046	2,837,973
Stockholders’ deficit	(2,502,470)	(3,414,313)	(4,749,614)	(4,349,894)	(3,538,913)
Selected Operating Data
Number of stores at beginning of year	7,657	7,353	7,140	6,943	6,767
New stores	374	305	217	198	177
Closed stores	—	1	4	1	1
Net new stores	374	304	213	197	176
Relocated stores	10	9	6	12	13
Number of stores at end of year	8,031	7,657	7,353	7,140	6,943
AutoZone domestic commercial programs	6,443	6,098	5,898	5,682	5,342
Total Company Store Data
Inventory per store (in thousands)	$963	$918	$837	$807	$812
Total AutoZone store square footage (in thousands)	54,661	51,818	49,417	47,899	46,435
Average square footage per AutoZone store	6,806	6,767	6,721	6,709	6,688
Increase in AutoZone store square footage	5.5%	4.9%	3.2%	3.2%	3.1%
Average net sales per AutoZone store (in thousands)	$2,593	$2,523	$2,505	$2,435	$2,329
Net sales per AutoZone store average square foot	$382	$374	$373	$363	$349
Total employees at end of year (in thousands)	132	130	126	119	112
Inventory turnover(4)	1.3x	1.4x	1.5x	1.5x	1.5x
Accounts payable to inventory ratio	111.1%	114.2%	119.5%	124.9%	129.5%
After-tax return on invested capital(5)	35.8%	41.3%	49.7%	55.4%	52.9%
Adjusted debt to EBITDAR(6)	2.5	2.5	2.5	2.3	2.1
Net cash provided by operating activities (in thousands)(2)	$3,249,117	$3,117,337	$3,004,116	$2,940,788	$3,211,135
Cash flow before share repurchases and changes in debt (in thousands)(7)	$1,791,107	$1,783,217	$1,791,635	$2,156,026	$2,599,636
Share repurchases (in thousands)(8)	$2,025,613	$1,531,659	$3,170,320	$3,723,289	$4,359,991
Number of shares repurchased (in thousands)	579	447	1,149	1,524	2,220

(1)  The fiscal year ended August 31, 2024 consisted of 53 weeks.
(2) Fiscal 2026, 2025, 2024, 2023 and 2022 include excess tax benefits from stock option exercises of $30.7 million, $58.2 million, $81.4 million, $92.2 million, and $63.2 million, respectively.
(3)  The domestic and international comparable sales increases are based on sales for all AutoZone stores open at least one year. Constant currency same store sales exclude impacts from fluctuations of foreign exchange rates by converting both the current year and prior year international results at the prior year foreign currency exchange rate. Same store sales are computed on a 52-week basis. Relocated stores are included in the same store sales computation based on the year the original store was opened. Closed store sales are included in the same store sales computation up to the week it closes, and excluded from the computation for all periods subsequent to closing. All sales through our www.autozone.com website, including consumer direct ship-to-home sales, are also included in the computation.
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
(8) Share repurchases are inclusive of excise tax in fiscal 2026, 2025, 2024 and 2023. The excise tax is assessed at one percent of the fair market value of net stock repurchases after December 31, 2022.

Fiscal 2026 Compared with Fiscal 2025

For the fiscal year ended August 29, 2026, we had net sales of $20.3 billion compared with $18.9 billion for the year ended August 30, 2025, an increase of 7.4%. This growth was driven primarily by a domestic same store sales increase of 3.3% and net sales of $534.3 million from new domestic and international stores. Domestic commercial sales increased $550.1 million, or 10.6%, compared to fiscal 2025 domestic commercial sales.

Same store sales, or sales for our domestic and international stores open at least one year, are computed on a 52-week basis and are as follows:

	Fiscal Year Ended August
			Constant Currency (1)
	2026	2025	2026	2025
Domestic	3.3%	3.2%	3.3%	3.2%
International	13.5%	(3.2%)	2.2%	9.3%
Total Company	4.5%	2.4%	3.2%	3.9%

(1)	Constant currency same store sales exclude impacts from fluctuations of foreign exchange rates by converting both the current year and prior year international results at the prior year foreign currency exchange rate.

Gross profit for fiscal 2026 was $10.6 billion, or 52.3% of net sales, a 29 basis point decrease compared with $10.0 billion, or 52.6% of net sales for fiscal 2025. The decrease in gross margin was driven by 61 basis points ($192.0 million charge in the current year versus $64.0 million charge in the prior year) from non-cash LIFO impact.

Operating, selling, general and administrative expenses for fiscal 2026 increased to $6.9 billion, or 34.0% of net sales, from $6.4 billion, or 33.6% of net sales for fiscal 2025. The increase in operating expenses as a percentage of sales was primarily driven by investments to support our growth initiatives.

Interest expense, net for fiscal 2026 was $472.6 million compared with $475.8 million during fiscal 2025. Average borrowings for fiscal 2026 were $8.9 billion, compared with $9.0 billion for fiscal 2025. Weighted average borrowing rates were 4.53% and 4.48% for fiscal 2026 and 2025, respectively.

Our effective income tax rate was 20.9% and 20.3% of pre-tax income for fiscal 2026 and fiscal 2025, respectively. The benefit from stock options exercised in fiscal 2026 was $30.7 million compared to $58.2 million in fiscal 2025 (see “Note E – Income Taxes” in the Notes to Consolidated Financial Statements).

Net income for fiscal 2026 increased by 3.0% to $2.6 billion compared to fiscal 2025 due to the factors set forth above, and diluted earnings per share increased 5.3% to $152.55 from $144.87 in fiscal 2025.

Fiscal 2025 Compared with Fiscal 2024

A discussion of changes in our results of operations from fiscal 2025 to fiscal 2024 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended August 30, 2025, filed with the United States Securities and Exchange Commission on October 27, 2025, which is available free of charge on the SEC’s website at www.sec.gov and at www.autozone.com, by clicking “Investor Relations” located at the bottom of the page.

Quarterly Periods

Each of the first three quarters of our fiscal year consists of 12 weeks, and the fourth quarter consisted of 16 weeks in 2026 and 2025, and 17 weeks in 2024. Because the fourth quarter contains seasonally high sales volume and consists of 16 or 17 weeks, compared with 12 weeks for each of the first three quarters, our fourth quarter represents a disproportionate share of our annual net sales and net income. The fourth quarter of fiscal year 2026 represented 32.4% of annual sales and 36.2% of net income; the fourth quarter of fiscal year 2025 represented 33.0% of annual sales and 33.5% of net income; and the fourth quarter of fiscal year 2024 represented 33.6% of annual sales and 33.9% of net income.

Liquidity and Capital Resources

The primary source of our liquidity is our cash flows realized through the sale of automotive parts, products and accessories. We believe that our cash generated from operating activities, available cash reserves and available credit, supplemented with our long-term borrowings will provide ample liquidity to fund our operations while allowing us to make strategic investments to support growth initiatives and return excess cash to stockholders in the form of share repurchases. As of August 29, 2026, we held $326.1 million of cash and cash equivalents, as well as $2.2 billion in undrawn capacity on our revolving credit facility, without giving effect to commercial paper borrowings. We believe our sources of liquidity will continue to be adequate to fund our operations and investments to grow our business, repay our debt as it becomes due and fund our share repurchases over the short-term and long-term. In addition, we believe we have the ability to obtain alternative sources of financing, if necessary. However, decreased demand for our products or changes in customer buying patterns would negatively impact our ability to generate cash from operating activities. Decreased demand or changes in buying patterns could also impact our ability to meet the debt covenants of our credit agreements and, therefore, negatively impact the funds available under our Revolving Credit Agreement. In the event our liquidity is insufficient, we may be required to limit our spending. All of our material borrowing arrangements are described in greater detail in “Note I – Financing” in the Notes to Consolidated Financial Statements.

Net cash provided by operating activities was $3.2 billion in 2026, $3.1 billion in 2025 and $3.0 billion in 2024. Cash flows from operations increased over last year primarily due to increased net income and favorable changes in accounts receivable and inventory.

Our net cash flows used in investing activities were $1.4 billion, $1.4 billion and $1.3 billion in fiscal 2026, 2025 and 2024, respectively. The increase in net cash used in investing activities in fiscal 2026 was primarily due to an increase in capital expenditures. We invested $1.4 billion, $1.3 billion and $1.1 billion in capital assets in fiscal 2026, 2025 and 2024, respectively. The increase in capital expenditures from fiscal 2025 to fiscal 2026 was primarily driven by our growth initiatives, including investments in new stores and hub and mega hub store expansions. We had net new store openings of 374, 304 and 213 for fiscal 2026, 2025 and 2024, respectively. We invest a portion of our assets held by our wholly owned insurance captive in marketable debt securities. We purchased marketable debt securities of $41.0 million, $64.5 million and $38.8 million in fiscal 2026, 2025 and 2024, respectively. We had proceeds from the sale of marketable debt securities of $28.4 million, $63.3 million and $40.8 million in fiscal 2026, 2025 and 2024, respectively. Our net investment in tax credit equity investments was $24.0 million, $111.8 million and $227.5 million in fiscal 2026, 2025 and 2024, respectively.

Net cash used in financing activities was $1.8 billion, $1.7 billion and $1.7 billion in fiscal 2026, 2025 and 2024, respectively. The net cash used in financing activities reflected purchases of treasury stock, which totaled $2.0 billion, $1.6 billion and $3.1 billion for fiscal 2026, 2025 and 2024, respectively. The treasury stock purchases in fiscal 2026, 2025 and 2024 were primarily funded by cash flows from operations and increased borrowings in fiscal 2024. During the year ended August 29, 2026, we repaid our $400 million 3.125% Senior Notes due April 2026 and our $450 million 5.050% Senior Notes due July 2026, and issued $850 million of new debt compared to $500 million in 2025 and $2.3 billion in 2024. In fiscal years 2026 and 2025, the proceeds from the issuance of debt were used for general corporate purposes. In fiscal year 2024, the proceeds from the issuance of debt were used to repay a portion of our commercial paper borrowings and for general corporate purposes.

The Company had net proceeds from commercial paper and short-term borrowings of $276.4 million and $168.6 million during fiscal 2026 and fiscal 2025, respectively, and net repayments of commercial paper and short-term borrowings of $629.6 million during fiscal 2024.

During fiscal 2027, we expect to slightly increase the investment in our business as compared to fiscal 2026. Our investments are expected to be directed primarily to our growth initiatives, including new stores and expanded hub and mega hub stores. The amount of investments in our new stores is impacted by different factors, including whether the building and land are purchased (requiring higher investment) or leased (generally lower investment) and whether such buildings are located in the U.S., Mexico or Brazil, or located in urban or rural areas.

In addition to building and land costs, our new stores and distribution centers require working capital, predominantly for inventories. Historically, we have negotiated extended payment terms from suppliers, reducing the working capital required and resulting in a high accounts payable to inventory ratio. We plan to continue leveraging our inventory purchases; however, our ability to do so may be limited by our suppliers’ ability to factor their receivables from us. The Company has arrangements with third-party financial institutions to confirm invoice balances owed by the Company to certain suppliers and pay the financial institutions the confirmed amounts on the invoice due dates. These arrangements allow the Company’s inventory suppliers, at their sole discretion, to enter into agreements with these financial institutions to finance the Company’s obligations to the suppliers at terms negotiated between the suppliers and the financial institutions. Supplier participation is optional and our obligations to our suppliers, including the amount and dates due, are not impacted by our suppliers’ decision to enter into an agreement with a third-party financial institution. A downgrade in our credit ratings or changes in the financial markets could limit the financial institutions’ and our suppliers’ willingness to participate in these arrangements. We plan to continue negotiating extended terms with our suppliers, benefitting our working capital and resulting in a high accounts payable to inventory ratio. We had an accounts payable to inventory ratio of 111.1% at August 29, 2026, and 114.2% at August 30, 2025.

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

Our cash balances are held in various locations around the world. As of August 29, 2026, and August 30, 2025, cash and cash equivalents of $113.6 million and $79.1 million, respectively, were held outside of the U.S. and were generally utilized to support the liquidity needs in our foreign operations.

For the fiscal year ended August 29, 2026, our adjusted after-tax return on invested capital (“ROIC”), which is a non-GAAP measure, was 35.8% as compared to 41.3% for the prior year. Adjusted ROIC is calculated as after-tax operating profit (excluding rent charges) divided by invested capital (which includes a factor to capitalize operating leases). We use adjusted ROIC to evaluate whether we are effectively using our capital resources and believe it is an important indicator of our overall operating performance. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Debt Facilities

On November 15, 2024, we amended our existing revolving credit facility (as amended from time to time, the “Revolving Credit Agreement”) to extend the termination date by one year. As amended, the Revolving Credit Agreement will terminate, and all amounts borrowed will be due and payable, on November 15, 2028. Revolving borrowings under the Revolving Credit Agreement may be base rate loans, Term Secured Overnight Financing Rate (“SOFR”) loans, or a combination of both, at our election. The Revolving Credit Agreement includes (i) a $75 million sublimit for swingline loans, (ii) a $50 million individual issuer letter of credit sublimit and (iii) a $250 million aggregate sublimit for all letters of credit.

Covenants under our Revolving Credit Agreement include restrictions on liens, a maximum debt to earnings ratio, a minimum fixed charge coverage ratio and a change of control provision that may require acceleration of the repayment obligations under certain circumstances.

As of August 29, 2026, we had no outstanding borrowings and $1.7 million of outstanding letters of credit under the Revolving Credit Agreement.

The Revolving Credit Agreement requires that our consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.5:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. Our consolidated interest coverage ratio as of August 29, 2026, was 5.2:1.

In addition to the outstanding letters of credit issued under the Revolving Credit Agreement discussed above, we had $214.5 million in letters of credit outstanding as of August 29, 2026. These letters of credit have various maturity dates and were issued on an uncommitted basis.

As of August 29, 2026, the $1.0 billion of commercial paper borrowings, the $600 million 3.750% Senior Notes due June 2027 were classified as long-term in the Consolidated Balance Sheets as we have the current ability and intent to refinance them on a long-term basis through available capacity in our revolving credit facility. As of August 29, 2026, we had $2.2 billion of availability under our Revolving Credit Agreement, which would allow us to replace these short-term obligations with a long-term financing facility.

On July 15, 2026, the Company repaid its outstanding $450 million 5.050% Senior Notes due July 2026.

On April 21, 2026, we repaid the outstanding $400 million 3.125% Senior Notes due April 2026.

On April 15, 2025, we repaid the $400 million 3.250% Senior Notes due April 2025 and our $500 million 3.625% Senior Notes due April 2025.

On April 18, 2024, we repaid the $300 million 3.125% Senior Notes due April 2024.

On July 14, 2026, we issued $850 million 4.950% Senior Notes due July 2031 under our automatic shelf registration statement on Form S-3, filed with the SEC on July 7, 2026 (File No. 333-297291) (the “2026 Shelf Registration Statement”). The 2026 Shelf Registration Statement allows us to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store or distribution center openings, stock repurchases and acquisitions. Proceeds from the debt issuance were used for general corporate purposes.

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

The Senior Notes contain a provision that repayment may be accelerated if we experience a change in control (as defined in the agreements). Our borrowings under our Senior Notes contain minimal covenants, primarily restrictions on liens, sale and leaseback transactions and consolidations, mergers and the sale of assets. All of the repayment obligations under our borrowing arrangements may be accelerated and come due prior to the applicable scheduled payment date if covenants are breached or an event of default occurs. Interest on the Senior Notes is paid on a semi-annual basis.

As of August 29, 2026, we were in compliance with all covenants and expect to remain in compliance with all covenants under our borrowing arrangements.

For both of the fiscal years ended August 29, 2026, and August 30, 2025, our adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and share-based compensation expense (“EBITDAR”) ratio was 2.5:1. We calculate adjusted debt as the sum of total debt, finance lease liabilities and rent times six; and we calculate adjusted EBITDAR by adding interest, taxes, depreciation, amortization, rent and share-based compensation expense to net income. We target our debt levels to a specified ratio of adjusted debt to EBITDAR in order to maintain our investment grade credit ratings and believe this is important information for the management of our debt levels. To the extent adjusted EBITDAR increases, we expect our debt levels to increase; conversely, if adjusted EBITDAR decreases, we would expect our debt levels to decrease. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Stock Repurchases

During 1998, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed a dollar maximum established by our Board of Directors (the “Board”). On June 16, 2026, the Board voted to increase the repurchase authorization by $1.5 billion, bringing the total authorization to $42.2 billion. From January 1998 to August 29, 2026, we have repurchased a total of 156.2 million shares at an aggregate cost of $40.5 billion. We repurchased 0.6 million, 0.4 million and 1.1 million shares of common stock at an aggregate cost of $2.0 billion, $1.5 billion and $3.2 billion during fiscal 2026, 2025 and 2024, respectively. Considering cumulative repurchases as of August 29, 2026, we had $1.6 billion remaining under the Board’s authorization to repurchase our common stock. We will continue to evaluate current and expected business conditions and adjust the level of share repurchases under our share repurchase program in a manner that is consistent with our capital allocation strategy or as we otherwise deem appropriate.

Cash flow before share repurchases and changes in debt was $1.8 billion for each of the fiscal years ended August 29, 2026, August 30, 2025 and August 31, 2024, respectively. Cash flow before share repurchases and changes in debt is calculated as the net increase or decrease in cash and cash equivalents less net increases or decreases in debt (excluding deferred financing costs) plus share repurchases. We use cash flow before share repurchases and changes in debt to calculate the cash flows remaining and available. We believe this is important information regarding our allocation of available capital where we prioritize investments in the business and utilize the remaining funds to repurchase shares, while maintaining debt levels that support our investment grade credit ratings. Refer to the “Reconciliation of Non-GAAP Financial Measures” section for further details of our calculation.

Subsequent to August 29, 2026, and through October 19, 2026, we have repurchased 106,862 shares of common stock at an aggregate cost of $310.6 million. Considering the cumulative repurchases subsequent to August 29, 2026, and through October 19, 2026, we have $1.3 billion remaining under the Board’s authorization to repurchase our common stock.

Financial Commitments

The following table shows our significant contractual obligations as of August 29, 2026:

	Total	Payment Due by Period
	Contractual	Less than	Between	Between	Over
(in thousands)	Obligations	1 year	1‑3 years	3‑5 years	5 years

Debt(1)	$9,125,000	$1,625,000	$2,000,000	$2,700,000	$2,800,000
Interest payments(2)	1,791,638	376,975	662,950	450,425	301,288
Operating leases(3)	4,947,791	469,893	984,932	876,049	2,616,917
Finance leases(3)	477,632	116,099	233,383	92,516	35,634
Self-insurance reserves(4)	323,265	99,924	122,206	53,006	48,129
Construction commitments	133,965	133,965	—	—	—
	$16,799,291	$2,821,856	$4,003,471	$4,171,996	$5,801,968

(1)	Debt balances represent principal maturities, excluding interest, discounts, and debt issuance costs.
(2)	Represents obligations for interest payments on long-term debt.

(3)	Operating and finance lease obligations include related interest in accordance with ASU 2016-02, Leases (Topic 842).
(4)	Self-insurance reserves reflect estimates based on actuarial calculations and are presented net of insurance receivables. Although these obligations do not have scheduled maturities, the timing of future payments is predictable based upon historical patterns. Accordingly, we reflect the net present value of these obligations in our Consolidated Balance Sheets.

Our tax liability for uncertain tax positions, including interest and penalties, was $16.9 million at August 29, 2026. Approximately $0.7 million is classified as current liabilities and $16.2 million is classified as long-term liabilities. We did not reflect these obligations in the table above as we are unable to make an estimate of the timing of payments of the long-term liabilities due to uncertainties in the timing and amounts of the settlement of these tax positions.

Off-Balance Sheet Arrangements

The following table reflects outstanding letters of credit and surety bonds as of August 29, 2026:

Total
Other
(in thousands)	Commitments

Standby letters of credit	$216,164
Surety bonds	98,442
$314,606

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

Reconciliation of Non-GAAP Financial Measure: Cash Flow Before Share Repurchases and Changes in Debt

The following table reconciles net increase (decrease) in cash and cash equivalents to cash flow before share repurchases and changes in debt, which is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands)	2026	2025	2024	2023	2022

Net cash provided by/(used in):
Operating activities	$3,249,117	$3,117,337	$3,004,116	$2,940,788	$3,211,135
Investing activities	(1,444,366)	(1,400,430)	(1,286,506)	(876,178)	(648,099)
Financing activities	(1,768,332)	(1,746,819)	(1,683,736)	(2,060,082)	(3,470,497)
Effect of exchange rate changes on cash	17,893	3,543	(12,756)	8,146	506
Net increase/(decrease) in cash and cash equivalents	54,312	(26,369)	21,118	12,674	(906,955)
Less: increase/(decrease) in debt, excluding deferred financing costs	276,400	(231,400)	1,370,400	1,556,200	853,400
Plus: Share repurchases	2,013,195	1,578,186	3,140,917	3,699,552	4,359,991
Cash flow before share repurchases and changes in debt	$1,791,107	$1,783,217	$1,791,635	$2,156,026	$2,599,636

Reconciliation of Non-GAAP Financial Measure: Adjusted After-tax ROIC

The following table calculates the percentage of ROIC. ROIC is calculated as after-tax operating profit (excluding rent) divided by invested capital (which includes a factor to capitalize operating leases). The ROIC percentages are presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Fiscal Year Ended August
(in thousands, except percentage)	2026	2025	2024(1)	2023	2022

Net income	$2,572,777	$2,498,247	$2,662,427	$2,528,426	$2,429,604
Adjustments:
Interest expense, net	472,614	475,824	451,578	306,372	191,638
Rent expense(2)	500,020	463,031	447,693	406,398	373,278
Tax effect(3)	(203,281)	(190,588)	(181,653)	(143,980)	(119,197)
Adjusted after-tax return	$3,342,130	$3,246,514	$3,380,045	$3,097,216	$2,875,323

Average debt(4)	$8,884,947	$8,948,381	$8,580,659	$6,900,354	$5,712,301
Average stockholders’ deficit(4)	(2,967,742)	(4,253,805)	(4,797,747)	(4,042,495)	(2,797,181)
Add: Rent x 6(2)(5)	3,000,120	2,778,186	2,686,158	2,438,388	2,239,668
Average finance lease liabilities(4)	415,701	396,323	329,225	296,599	284,453
Invested capital	$9,333,026	$7,869,085	$6,798,295	$5,592,846	$5,439,241

Adjusted after-tax ROIC	35.8%	41.3%	49.7%	55.4%	52.9%

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

	Fiscal Year Ended August
(in thousands, except ratio)	2026	2025	2024(1)	2023	2022

Net income	$2,572,777	$2,498,247	$2,662,427	$2,528,426	$2,429,604
Adjustments:					—
Interest expense, net	472,614	475,824	451,578	306,372	191,638
Income tax expense	677,923	636,085	674,703	639,188	649,487
EBIT	3,723,314	3,610,156	3,788,708	3,473,986	3,270,729
Adjustments:
Depreciation and amortization expense	684,265	613,199	549,755	497,577	442,223
Rent expense(2)	500,020	463,031	447,693	406,398	373,278
Share-based expense	136,804	124,717	106,246	93,087	70,612
EBITDAR	$5,044,403	$4,811,103	$4,892,402	$4,471,048	$4,156,842

Debt	$9,078,320	$8,799,775	$9,024,381	$7,668,549	$6,122,092
Financing lease liabilities	417,328	399,940	399,441	287,618	310,305
Add: Rent x 6(2)(5)	3,000,120	2,778,186	2,686,158	2,438,388	2,239,668
Adjusted debt	$12,495,768	$11,977,901	$12,109,980	$10,394,555	$8,672,065

Adjusted debt to EBITDAR	2.5	2.5	2.5	2.3	2.1

(1)	The fiscal year ended August 31, 2024, consisted of 53 weeks.
(2)	The table below outlines the calculation of rent expense and reconciles rent expense to total lease cost, per Financial Accounting Standards Codification (“ASC”) 842, the most directly comparable GAAP financial measure, for the 52 weeks ended August 29, 2026 and August 30, 2025, the 53 weeks ended August 31, 2024, and the 52 weeks ended August 26, 2023 and August 27,2022.

	Fiscal Year Ended August
(in thousands)	2026	2025	2024	2023	2022

Total lease cost, per ASC 842	$673,134	$626,625	$588,835	$524,283	$470,563
Less: Finance lease interest and amortization	(125,127)	(119,801)	(103,670)	(86,521)	(69,564)
Less: Variable operating lease components, related to insurance and common area maintenance	(47,987)	(43,793)	(37,472)	(31,364)	(27,721)
Rent expense	$500,020	$463,031	$447,693	$406,398	$373,278

(3)	For fiscal 2026, 2025, 2024, 2023 and 2022, the effective tax rate was 20.9%, 20.3%, 20.2%, 20.2% and 21.1%, respectively.
(4)	All averages are computed based on trailing five quarters.
(5)	Rent is multiplied by a factor of six to capitalize operating leases in the determination of pre-tax invested capital.

Reconciliation of Non-GAAP Financial Measure: Fiscal 2024 Results Excluding Impact of 53rd Week:

The following table summarizes the impact of the additional week to the 53 week fiscal year ended August 31, 2024.

(in thousands, except per share)	Fiscal 2024 Results of Operations	Results of Operations for 53rd Week	Fiscal 2024 Results of Operations Excluding 53rd Week

Net sales	$18,490,268	$(365,879)	$18,124,389
Cost of sales	8,673,216	(176,855)	8,496,361
Gross profit	9,817,052	(189,024)	9,628,028
Operating, selling, general and administrative expenses	6,028,344	(102,278)	5,926,066
EBIT	3,788,708	(86,746)	3,701,962
Interest expense, net	451,578	(9,009)	442,569
Income before taxes	3,337,130	(77,737)	3,259,393
Income tax expense	674,703	(17,024)	657,679
Net income	$2,662,427	$(60,713)	$2,601,714
Diluted earnings per share	$149.55	$(3.41)	$146.14

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

Self-Insurance Reserves

We retain a significant portion of the risks associated with workers’ compensation, general and product liability, property and vehicle insurance; and we obtain third-party insurance to limit the exposure related to certain of these risks. Our self-insurance reserve estimates totaled $308.5 million at August 29, 2026, and $268.8 million at August 30, 2025. Where estimates are possible, losses covered by insurance are recognized on a gross basis with a corresponding insurance receivable.

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

Management believes that the various assumptions developed and actuarial methods used to determine our self- insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management, and as a result these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about healthcare costs, the severity of accidents and the incidence of illness, the average size of claims and other factors could cause actual claim costs to vary from our assumptions and estimates, causing our reserves to be overstated or understated. A 10% change in our self-insurance liability would have affected net income by approximately $22.7 million for fiscal 2026.

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

If the discount rate used to calculate the present value of these reserves changed by 25 basis points, net income would have been affected by approximately $1.4 million for fiscal 2026.

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

We have historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. We reflect the current fair value of all interest rate hedge instruments as a component of either other current assets or accrued expenses and other. Our interest rate hedge instruments are designated as cash flow hedges. As of August 29, 2026, and August 30, 2025, no such interest rate swaps were outstanding.

If deemed effective, unrealized gains and losses on interest rate hedges are deferred in stockholders’ deficit as a component of Accumulated Other Comprehensive Loss. These deferred gains and losses are recognized in income as a decrease or increase to interest expense in the period in which the related cash flows being hedged are recognized in expense. However, to the extent that the change in value of an interest rate hedge instrument does not perfectly offset the change in the value of the cash flow being hedged, that ineffective portion is immediately recognized in earnings.

The fair value of our debt was estimated at $9.0 billion as of August 29, 2026, and $8.9 billion as of August 30, 2025, based on the quoted market prices for the same or similar debt issues or on the current rates available to us for debt having the same remaining maturities. Such fair value is less than the carrying value of debt by $71.1 million at August 29, 2026, and greater than the carrying value of debt by $94.4 million at August 30, 2025. This amount reflects face amount, adjusted for any unamortized debt issuance costs and discounts.

We had $1.0 billion and $748.6 million in variable rate debt outstanding at August 29, 2026, and August 30, 2025, respectively.

We had outstanding fixed rate debt of $8.1 billion, net of unamortized debt issuance costs of $46.7 million, at August 29, 2026, and $8.1 billion, net of unamortized debt issuance costs of $48.8 million, at August 30, 2025. A one percentage point increase in interest rates would have reduced the fair value of our fixed rate debt by approximately $271.2 million at August 29, 2029.

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

We view our investments in Mexican subsidiaries as long-term. As a result, we generally do not hedge these net investments. The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the year-end exchange rates was $1.3 billion at August 29, 2026, and $893.1 million at August 30, 2025. The year-end exchange rates with respect to the Mexican peso increased by 9.0% and 5.9% with respect to the U.S. dollar during fiscal 2026 and fiscal 2025, respectively. The potential loss in value of our net assets in the Mexican subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at August 29, 2026, and August 30, 2025, would have been approximately $116.6 million and approximately $81.2 million, respectively. Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the foreign currency translation component of Accumulated Other Comprehensive Loss, unless the Mexican subsidiaries are sold or otherwise disposed.

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of August 29, 2026, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of August 29, 2026.

Our independent registered public accounting firm, Ernst & Young LLP (PCAOB ID: 42), audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP’s attestation report on the Company’s internal control over financial reporting as of August 29, 2026, is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AutoZone, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AutoZone, Inc.’s internal control over financial reporting as of August 29, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AutoZone, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 29, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 29, 2026 and August 30, 2025, the related consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended August 29, 2026, and the related notes and our report dated October 26, 2026 expressed an unqualified opinion thereon.

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
October 26, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AutoZone, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AutoZone, Inc. (the Company) as of August 29, 2026 and August 30, 2025, the related consolidated statements of income, comprehensive income, stockholders' deficit and cash flows for each of the three years in the period ended August 29, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 29, 2026 and August 30, 2025, and the results of its operations and its cash flows for each of the three years in the period ended August 29, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 29, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 26, 2026 expressed an unqualified opinion thereon.

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

At August 29, 2026, the Company’s self-insurance reserve estimate was $308.5 million. As more fully described in Note A of the consolidated financial statements, the Company retains a significant portion of the risks associated with workers’ compensation, general and product liability, property and vehicle insurance. The self-insurance reserves are accrued based upon discounted estimates of the liability for claims incurred and for events that have occurred but have not been reported using certain third-party actuarial projections and the Company’s claim loss experience.

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

Memphis, Tennessee

October 26, 2026

AutoZone, Inc. Consolidated Statements of Income

	Year Ended
	August 29,	August 30,	August 31,
	2026	2025	2024
(in thousands, except per share data)	(52 weeks)	(52 weeks)	(53 weeks)

Net sales	$20,338,555	$18,938,717	$18,490,268
Cost of sales, including warehouse and delivery expenses	9,693,581	8,972,243	8,673,216
Gross profit	10,644,974	9,966,474	9,817,052
Operating, selling, general and administrative expenses	6,921,660	6,356,318	6,028,344
Operating profit	3,723,314	3,610,156	3,788,708
Interest expense, net	472,614	475,824	451,578
Income before income taxes	3,250,700	3,134,332	3,337,130
Income tax expense	677,923	636,085	674,703
Net income	$2,572,777	$2,498,247	$2,662,427

Weighted average shares for basic earnings per share	16,481	16,789	17,309
Effect of dilutive stock equivalents	384	456	494
Weighted average shares for diluted earnings per share	16,865	17,245	17,803

Basic earnings per share	$156.11	$148.80	$153.82
Diluted earnings per share	$152.55	$144.87	$149.55

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Statements of Comprehensive Income

	Year Ended
	August 29,	August 30,	August 31,
	2026	2025	2024
(in thousands)	(52 weeks)	(52 weeks)	(53 weeks)

Net income	$2,572,777	$2,498,247	$2,662,427
Other comprehensive income (loss):
Foreign currency translation adjustments	126,647	74,236	(174,715)
Unrealized (losses) gains on marketable debt securities, net of taxes	(2,295)	618	2,151
Net derivative activities, net of taxes	1,684	1,754	1,782
Total other comprehensive income (loss)	126,036	76,608	(170,782)
Comprehensive income	$2,698,813	$2,574,855	$2,491,645

(1)

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Balance Sheets

	August 29,	August 30,
(in thousands)	2026	2025

Assets
Current assets:
Cash and cash equivalents	$326,115	$271,803
Accounts receivable	755,026	670,137
Merchandise inventories	7,735,560	7,025,688
Other current assets	289,433	373,751
Total current assets	9,106,134	8,341,379

Property and equipment:
Land	1,706,684	1,474,433
Buildings and improvements	6,677,047	5,793,043
Equipment	4,074,230	3,558,814
Leasehold improvements	1,248,797	1,082,339
Construction in progress	466,855	643,699
Property and equipment	14,173,613	12,552,328
Less: Accumulated depreciation and amortization	(6,117,493)	(5,489,819)
	8,056,120	7,062,509

Operating lease right-of-use assets	3,470,379	3,194,666
Goodwill	302,645	302,645
Deferred income taxes	180,246	118,433
Other long-term assets	514,986	335,692
Total assets	$21,630,510	$19,355,324

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,596,585	$8,025,590
Current portion of operating lease liabilities	300,102	283,564
Accrued expenses and other	1,155,478	1,151,536
Income taxes payable	54,365	58,707
Total current liabilities	10,106,530	9,519,397

Long-term debt	9,078,320	8,799,775
Operating lease liabilities, less current portion	3,369,119	3,093,936
Deferred income taxes	727,039	520,510
Other long-term liabilities	851,972	836,019

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, authorized 1,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 200,000 shares; 16,619 shares issued and 16,173 shares outstanding as of August 29, 2026; 16,927 shares issued and 16,665 shares outstanding as of August 30, 2025	166	169
Additional paid-in capital	2,037,361	1,843,779
Retained deficit	(2,818,482)	(3,975,852)
Accumulated other comprehensive loss	(158,974)	(285,010)
Treasury stock, at cost	(1,562,541)	(997,399)
Total stockholders’ deficit	(2,502,470)	(3,414,313)
Total liabilities and stockholders’ deficit	$21,630,510	$19,355,324

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Statements of Cash Flows

	Year Ended
	August 29,	August 30,	August 31,
	2026	2025	2024
(in thousands)	(52 weeks)	(52 weeks)	(53 weeks)

Cash flows from operating activities:
Net income	$2,572,777	$2,498,247	$2,662,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	684,265	613,199	549,755
Other non-cash charges (income)	192,000	64,000	(40,000)
Amortization of debt origination fees	12,549	12,840	11,988
Deferred income taxes	(187,845)	115,389	(254,393)
Share-based compensation expense	136,804	124,717	106,246
Changes in operating assets and liabilities:
Accounts receivable	(75,037)	(118,606)	(38,282)
Merchandise inventories	(832,799)	(893,908)	(453,101)
Accounts payable and accrued expenses	458,552	657,408	244,134
Income taxes	261,715	68,447	296,398
Other, net	26,136	(24,396)	(81,056)
Net cash provided by operating activities	3,249,117	3,117,337	3,004,116

Cash flows from investing activities:
Capital expenditures	(1,433,587)	(1,327,257)	(1,072,696)
Purchase of marketable debt securities	(40,960)	(64,504)	(38,757)
Proceeds from sale of marketable debt securities	28,404	63,326	40,849
Net investment in tax credit equity investments	(24,045)	(111,815)	(227,494)
Other, net	25,822	39,820	11,592
Net cash used in investing activities	(1,444,366)	(1,400,430)	(1,286,506)

Cash flows from financing activities:
Net proceeds from (repayments of) commercial paper	276,400	168,600	(629,600)
Proceeds from issuance of debt	850,000	500,000	2,300,000
Repayment of debt	(850,000)	(900,000)	(300,000)
Net proceeds from sale of common stock	95,874	172,297	176,236
Purchase of treasury stock	(2,013,195)	(1,578,186)	(3,140,917)
Repayment of principal portion of finance lease liabilities	(109,010)	(96,154)	(85,258)
Other, net	(18,401)	(13,376)	(4,197)
Net cash used in financing activities	(1,768,332)	(1,746,819)	(1,683,736)

Effect of exchange rate changes on cash	17,893	3,543	(12,756)

Net increase (decrease) in cash and cash equivalents	54,312	(26,369)	21,118
Cash and cash equivalents at beginning of period	271,803	298,172	277,054
Cash and cash equivalents at end of period	$326,115	$271,803	$298,172

Supplemental cash flow information:
Interest paid, net of interest cost capitalized	$413,463	$413,026	$353,819
Income taxes paid	$312,249	$313,488	$437,552
Leased assets obtained in exchange for new finance lease liabilities	$121,433	$95,759	$196,112
Leased assets obtained in exchange for new operating lease liabilities	$698,867	$533,197	$415,212

See Notes to Consolidated Financial Statements.

AutoZone, Inc. Consolidated Statements of Stockholders’ Deficit

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(in thousands)	Issued	Stock	Capital	Deficit	Loss	Stock	Total

Balance at August 26, 2023	18,936	$189	$1,484,992	$(2,959,278)	$(190,836)	$(2,684,961)	$(4,349,894)
Net income	—	—	—	2,662,427	—	—	2,662,427
Total other comprehensive loss	—	—	—	—	(170,782)	—	(170,782)
Purchase of 1,149 shares of treasury stock	—	—	—	—	—	(3,170,320)	(3,170,320)
Retirement of treasury shares	(1,703)	(17)	(142,391)	(4,128,131)	—	4,270,539	—
Issuance of common stock under stock options and stock purchase plans	218	3	176,233	—	—	—	176,236
Share-based compensation expense	—	—	102,719	—	—	—	102,719
Balance at August 31, 2024	17,451	175	1,621,553	(4,424,982)	(361,618)	(1,584,742)	(4,749,614)
Net income	—	—	—	2,498,247	—	—	2,498,247
Total other comprehensive income	—	—	—	—	76,608	—	76,608
Purchase of 447 shares of treasury stock	—	—	—	—	—	(1,531,659)	(1,531,659)
Retirement of treasury shares	(710)	(7)	(69,878)	(2,049,117)	—	2,119,002	—
Issuance of common stock under stock options and stock purchase plans	186	1	172,295	—	—	—	172,296
Share-based compensation expense	—	—	119,809	—	—	—	119,809
Balance at August 30, 2025	16,927	169	1,843,779	(3,975,852)	(285,010)	(997,399)	(3,414,313)
Net income	—	—	—	2,572,777	—	—	2,572,777
Total other comprehensive income	—	—	—	—	126,036	—	126,036
Purchase of 579 shares of treasury stock	—	—	—	—	—	(2,025,613)	(2,025,613)
Retirement of treasury shares	(395)	(4)	(45,067)	(1,415,400)	—	1,460,471	—
Issuance of common stock under stock options and stock purchase plans	87	1	95,873	—	—	—	95,874
Share-based compensation expense	—	—	142,776	(7)	—	—	142,769
Balance at August 29, 2026	16,619	$166	$2,037,361	$(2,818,482)	$(158,974)	$(1,562,541)	$(2,502,470)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

Business: AutoZone, Inc. (“AutoZone” or the “Company”) is a leading retailer and distributor of automotive replacement parts and accessories in the Americas. At the end of fiscal 2026, the Company operated 6,863 stores in the U.S., 1,001 stores in Mexico and 167 stores in Brazil. Each store carries an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. At the end of fiscal 2026, in 6,443 of the domestic stores as well as the vast majority of our stores in Mexico and Brazil, we had a commercial sales program that provided prompt delivery of parts and other products and commercial credit to local, regional and national repair garages, dealers, service stations, fleet owners and other accounts. We also sell automotive hard parts, maintenance items, accessories and non-automotive products through www.autozone.com, and our commercial customers can make purchases through www.autozonepro.com. Additionally, the Company sells the ALLDATA brand automotive diagnostic, repair, collision and shop management software through www.alldata.com. The Company also provides product information on its Duralast branded products through www.duralastparts.com. The Company does not derive revenue from automotive repair or installation services.

Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks ending on the last Saturday in August. Fiscal 2026 and 2025 represented 52 weeks. Fiscal 2024 represented 53 weeks.

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

The Company considers its investments in these tax credit funds as investments in variable interest entities (“VIEs”). The Company evaluates the investment in any VIE to determine whether it is the primary beneficiary. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. As of August 29, 2026, the Company held tax credit equity investments that were deemed to be VIEs and determined that it was not the primary beneficiary of the entities, as it did not have the power to direct the activities that most significantly impacted the entities and accounted for these investments using the equity method. The Company’s maximum exposure to losses is generally limited to its net investment, which was $53.1 million as of August 29, 2026, and $60.8 million as of August 30, 2025 and was included within the Other long-term assets caption in the accompanying Consolidated Balance Sheets.

Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash equivalents consist of investments with original maturities of 90 days or less. Cash equivalents include proceeds due from credit and debit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash and cash equivalents were $108.3 million at August 29, 2026, and $105.0 million at August 30, 2025.

Cash balances are held in various locations around the world. Cash and cash equivalents of $113.6 million and $79.1 million were held outside of the U.S. as of August 29, 2026, and August 30, 2025, respectively, and were generally utilized to support the liquidity needs of our foreign operations.

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

Receivables are presented net of an allowance for credit losses. Allowances for expected credit losses are determined based on historical experience, the current economic environment, our expectations of future economic conditions and the current evaluation of the composition of accounts receivable. The Company will apply adjustments for specific factors and current economic conditions as needed at each reporting date. The Company’s allowance for credit losses is included in “Accounts receivable” on the accompanying Consolidated Balance Sheets as of August 29, 2026, and August 30, 2025. The balance of the allowance for credit losses was $15.3 million at August 29, 2026, and $11.7 million at August 30, 2025.

Vendor Receivables: The Company’s vendor receivables primarily consist of balances arising from its vendors through a variety of programs and arrangements, including rebates, allowances, promotional funds and reimbursement of specific, incremental, identifiable costs incurred by the Company in selling the vendors’ products. The amounts to be received are prescribed by the terms of the vendor agreements and therefore collection of such amounts is generally not at risk. The Company regularly reviews vendor receivables for collectability and assesses the need for an allowance for credit losses based on an evaluation of the vendors’ financial positions and corresponding abilities to meet financial obligations. Management does not believe there is a reasonable likelihood that the Company will be unable to collect the receivables from vendors and did not record a reserve for expected credit losses from vendors in the Consolidated Financial Statements as of August 29, 2026, and August 30, 2025. Vendor receivables are included in “Accounts receivable” on the accompanying Consolidated Balance Sheets as of August 29, 2026, and August 30, 2025.

Merchandise Inventories: Merchandise inventories include related purchasing, storage and handling costs. Inventory cost has been determined using the last-in, first-out (“LIFO”) method stated at the lower of cost or market for domestic inventories and the weighted average cost method stated at the lower of cost or net realizable value for Mexico and Brazil inventories. The Company’s policy is not to write up inventory in excess of replacement cost. Due to recent price changes on the Company’s merchandise purchases, primarily due to inflation driven by tariffs, the Company’s LIFO credit reserve balance was $275.0 million at August 29, 2026, and $83.0 million at August 30, 2025. Increases to the Company’s LIFO credit reserve balance are recorded as a non-cash charge to cost of sales and decreases are recorded as a non-cash benefit to cost of sales.

On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under IEEPA. On April 20, 2026, the Company filed for refunds of IEEPA tariffs paid directly by the Company via the U.S. Customs and Border Protection’s consolidated administration and processing of entries tool in the automated commercial environment portal. During the fiscal year ended August 29, 2026, the Company received $127.6 million in IEEPA refunds representing substantially all of the refunds filed by the Company.  These refunds were recorded upon receipt as a $96.0 million reduction to Cost of Sales for the refunds related to products previously sold and a $31.6 million reduction to inventory for the portion of the refunds related to unsold inventory.  The portion recorded as a reduction to inventory is recorded as a reduction to Cost of Sales as the underlying inventory is sold.

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

Cloud Computing Arrangements: The Company capitalizes implementation costs associated with its cloud computing arrangements when incurred, consistent with the treatment of costs capitalized for internal use software. These costs begin amortization once the related software is placed in service and will be amortized over the remaining non-cancellable term of the hosting agreement, plus any renewal periods that are reasonably certain to be exercised, and are recorded within Operating, selling, general and administrative expenses in the Company’s Consolidated Statements of Income, the same line item as the related hosting fees. Amortization expense of $1.2 million was recorded in the fiscal year ended August 29, 2026, with no amortization expense recorded in the comparable prior year periods. Capitalized cloud-based enterprise resource planning (ERP) software implementation costs were $4.1 million recorded within Other current assets and $48.0 million recorded within Other long-term assets on the Company's Consolidated Balance Sheets at August 29, 2026 and $1.6 million recorded within Other current assets and $29.6 million recorded within Other long-term assets on the Company's Consolidated Balance Sheets at August 30, 2025. Cloud computing arrangement implementation costs are classified within operating activities in the Company’s Statements of Cash Flows.

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

Goodwill: The cost in excess of fair value of identifiable net assets of businesses acquired is recorded as goodwill. In accordance with ASC 350, Intangibles – Goodwill and Other, an analysis is performed at least annually to compare the fair value of the reporting unit to the carrying amount to determine if any impairment exists. The Company had approximately $302.6 million of goodwill at August 29, 2026, and August 30, 2025. The Company performs its annual impairment assessment in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. In the fourth quarter of fiscal 2026 and 2025, the Company concluded its remaining goodwill was not impaired.

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

AutoZone’s financial market risk results primarily from changes in interest rates. At times, AutoZone reduces its exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts, treasury lock agreements and forward-starting interest rate swaps. All of the Company’s interest rate hedge instruments are designated as cash flow hedges. Cash flows related to these instruments designated as qualifying hedges are reflected in the accompanying Consolidated Statements of Cash Flows in the same categories as the cash flows from the items being hedged. If deemed effective, the resulting gain or loss from such settlement is deferred to Accumulated Other Comprehensive Loss and reclassified to interest expense over the term of the underlying debt. This reclassification of the deferred gains and losses impacts the interest expense recognized on the underlying debt that was hedged.

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

Self-Insurance Reserves: The Company retains a significant portion of the risks associated with workers’ compensation, general and product liability, property and vehicle insurance. The Company obtains third-party insurance to limit the exposure related to certain of these risks. The reserve for the Company’s liability associated with these risks totaled $308.5 million and $268.8 million at August 29, 2026, and August 30, 2025, respectively.

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

There were no material contract assets, liabilities or deferred costs recorded on the Consolidated Balance Sheet as of August 29, 2026, and August 30, 2025. Revenue related to unfulfilled performance obligations as of August 29, 2026, and August 30, 2025 is not significant. (Refer to “Note P – Segment Reporting” for additional information related to revenue recognized during the period.)

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

The Company expenses advertising costs as incurred. Advertising expense, net of vendor promotional funds, was $101.2 million in fiscal 2026, $109.5 million in fiscal 2025 and $102.7 million in fiscal 2024. Vendor promotional funds, which reduced advertising expense, amounted to $70.4 million in fiscal 2026, $65.7 million in fiscal 2025 and $67.8 million in fiscal 2024.

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

Warranty Costs: The Company or the vendors supplying its products provides the Company’s customers with limited warranties on certain products that range from 30 days to lifetime. In most cases, the Company’s vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise sold under warranty not covered by vendors are estimated and recorded as warranty obligations at the time of sale based on each product’s historical return rate. These obligations, which are often funded by vendor allowances, are recorded within the Accrued expenses and other caption in the Consolidated Balance Sheets. For vendor allowances in excess of the related estimated warranty expense for the vendor’s products, the excess is recorded in inventory and recognized as a reduction to cost of sales as the related inventory is sold.

Pre-opening Expenses: Pre-opening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Earnings per Share: Basic earnings per share is based on the weighted average outstanding common shares. Diluted earnings per share is based on the weighted average outstanding common shares adjusted for the effect of common stock equivalents, which are primarily stock options. There were 175,819, 115,475 and 118,771 stock options excluded for the year ended August 29, 2026, August 30, 2025 and August 31, 2024, respectively, because they would have been anti-dilutive.

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

Risk and Uncertainties: In fiscal 2026, one class of similar products accounted for approximately 14 percent of the Company’s total revenues, and one individual vendor provided approximately 14 percent of our total purchases. No other class of similar products accounted for 10 percent or more of total revenues, and no other individual vendor provided more than 10 percent of total purchases.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740). The amendments in this ASU are intended to enhance the transparency of income tax information by updating income tax disclosure requirements. The guidance is effective for public entities for annual periods beginning after December 15, 2024, and early adoption is permitted. The amendments in this ASU should be applied on a prospective basis; however, retrospective application is permitted. The Company adopted this standard on a prospective basis with our fiscal 2026 annual filing. The adoption of this guidance resulted in incremental disclosures in the Company’s financial statements, but did not have a material impact on the Company’s consolidated financial statements. (Refer to “Note E – Income Taxes” for additional information.)

Recently Issued Accounting Pronouncements

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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This ASU provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, and early adoption is permitted as of the beginning of an annual reporting period. The amendments in this ASU should be applied on a retrospective basis. This update will be effective for the Company beginning with its fiscal 2029 first quarter. The Company is currently evaluating the impact of adoption.

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

Marketable Debt Securities Measured at Fair Value on a Recurring Basis

The Company’s marketable debt securities measured at fair value on a recurring basis were as follows:

	August 29, 2026
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$9,623	$4,346	$—	$13,969
Other long-term assets	60,190	59,617	—	119,807
	$69,813	$63,963	$—	$133,776

	August 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Other current assets	$13,667	$4,994	$—	$18,661
Other long-term assets	52,278	53,201	—	105,479
	$65,945	$58,195	$—	$124,140

The Company’s marketable debt securities are typically valued at the closing price in the principal active market as of the last business day of the quarter or through the use of other market inputs relating to the debt securities, including benchmark yields and reported trades.

Additionally, the Company has deferred compensation plan assets which are recorded at fair value on a recurring basis using Level 1 inputs. These assets consisted of investments in various mutual and money markets funds of which $3.5 million is recorded in Other current assets and $34.0 million is recorded in Other long-term assets at August 29, 2026, and $2.7 million was recorded in Other current assets and $68.2 million was recorded in Other long-term assets at August 30, 2025. The Company’s liability under the plan included $3.5 million recorded in Accrued expenses and other and $34.0 million recorded in Other long-term liabilities at August 29, 2026, and $2.7 million recorded in Accrued expenses and other and $68.2 million recorded in Other long-term liabilities at August 30, 2025.

Fair values of the marketable debt securities by asset class are described in “Note C – Marketable Debt Securities.”

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Certain non-financial assets and liabilities are required to be measured at fair value on a non-recurring basis in certain circumstances, including the event of impairment. These non-financial assets and liabilities could include assets and liabilities acquired in an acquisition as well as goodwill, intangible assets and property, plant and equipment that are determined to be impaired. At August 29, 2026, the Company did not have any other significant non-financial assets or liabilities that had been measured at fair value on a non-recurring basis subsequent to initial recognition.

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

	August 29, 2026
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$30,264	$25	$(535)	$29,754
Government bonds	66,505	7	(951)	65,561
Mortgage-backed securities	21,023	28	(274)	20,777
Asset-backed securities and other	17,733	9	(58)	17,684
	$135,525	$69	$(1,818)	$133,776

	August 30, 2025
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(in thousands)	Basis	Gains	Losses	Value

Corporate debt securities	$23,441	$270	$(33)	$23,678
Government bonds	63,053	910	(201)	63,762
Mortgage-backed securities	21,433	227	(81)	21,579
Asset-backed securities and other	15,043	81	(3)	15,121
	$122,970	$1,488	$(318)	$124,140

The contractual maturities of the Company’s available for sale marketable debt securities are as follows:

	August 29, 2026
	Amortized	Fair
(in thousands)	Cost Basis	Value

Due within one year	$15,300	$13,969
Due after one year through five years	76,923	77,527
Due after five years through ten years	29,849	29,022
Due after ten years	13,453	13,258
	$135,525	$133,776

The marketable debt securities held at August 29, 2026, had effective maturities ranging from less than one year to approximately twenty-seven years. At August 29, 2026, the Company held 222 securities that are in an unrealized loss position of approximately $1.8 million. In evaluating whether a credit loss exists for the securities, the Company considers factors such as the severity of the loss position, the credit worthiness of the investee, the term to maturity and the intent and ability to hold the investments until maturity or until recovery of fair value. An allowance for credit losses was deemed unnecessary given consideration of the factors above. The Company did not realize any material gains or losses on its marketable debt securities during fiscal 2026, 2025 or 2024.

Included above in total marketable debt securities are $119.9 million and $117.4 million of marketable debt securities transferred by the Company’s insurance captive to a trust account to secure its obligations to an insurance company related to future workers’ compensation and casualty losses as of August 29, 2026, and August 30, 2025, respectively.

Note D – Leases

Lease-related assets and liabilities recorded on the Consolidated Balance Sheets are as follows:

(in thousands)	Classification	August 29, 2026	August 30, 2025

Assets:
Operating	Operating lease right-of-use assets	$3,470,379	$3,194,666
Finance	Property and equipment	549,386	528,760
Total lease assets		$4,019,765	$3,723,426
Liabilities:
Current:
Operating	Current portion of operating lease liabilities	$300,102	$283,564
Finance	Accrued expenses and other	114,873	111,521
Noncurrent:
Operating	Operating lease liabilities, less current portion	3,369,119	3,093,936
Finance	Other long-term liabilities	302,455	288,419
Total lease liabilities		$4,086,549	$3,777,440

Accumulated amortization related to finance lease assets was $145.5 million as of August 29, 2026, and $139.6 million as of August 30, 2025.

Lease costs for finance and operating leases for the 52 weeks ended August 29, 2026, and August 30, 2025 are as follows:

		For the year ended
(in thousands)	Statement of Income Location	August 29, 2026	August 30, 2025

Finance lease cost:
Amortization of lease assets	Depreciation and amortization	$106,122	$98,597
Interest on lease liabilities	Interest expense, net	19,005	21,204
Operating lease cost(1)	Selling, general and administrative expenses	548,007	506,824
Total lease cost		$673,134	$626,625
(1)	Includes short-term leases, variable lease costs and sublease income, which are immaterial.

The future rental payments, inclusive of renewal options that have been included in defining the expected lease term, of our operating and finance lease obligations as of August 29, 2026, having initial or remaining lease terms in excess of one year are as follows:

	Finance	Operating
(in thousands)	Leases	Leases	Total

2027	$116,099	$469,893	$585,992
2028	125,771	504,930	630,701
2029	107,612	480,002	587,614
2030	66,379	454,948	521,327
2031	26,137	421,101	447,238
Thereafter	35,634	2,616,917	2,652,551
Total lease payments	477,632	4,947,791	5,425,423
Less: Interest	(60,304)	(1,278,570)	(1,338,874)
Present value of lease liabilities	$417,328	$3,669,221	$4,086,549

The following table summarizes the Company’s lease term and discount rate assumptions:

August 29, 2026

Weighted-average remaining lease term in years, inclusive of renewal options that are reasonably certain to be exercised:
Finance leases – real estate	20
Finance leases – vehicles	4
Operating leases	12
Weighted-average discount rate:
Finance leases – real estate	3.85%
Finance leases – vehicles	5.02%
Operating leases	4.91%

Cash paid for amounts included in the measurement of operating lease liabilities of $407.1 million and $382.7 million was reflected in Other, net in Net cash provided by operating activities on the Consolidated Statements of Cash Flows for fiscal years 2026 and 2025, respectively.

As of August 29, 2026, the Company has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases have undiscounted future payments of approximately $80.0 million and $0.1 million for real estate and vehicles, respectively, and will commence when the Company obtains possession of the underlying leased asset. Commencement dates are expected to be from fiscal 2027 to fiscal 2028.

Note E – Income Taxes

The Company adopted ASU 2023-09, Income Taxes (Topic 740) on a prospective basis for the fiscal year ended August 29, 2026. Prior-period rate reconciliations and income taxes paid disclosures have not been recast.

The components of operating income before income taxes are as follows:

	Year Ended
	August 29,	August 30,	August 31,
(in thousands)	2026	2025	2024

Domestic	$2,673,124	$2,499,120	$2,663,148
International	577,576	635,212	673,982
	$3,250,700	$3,134,332	$3,337,130

The provision for income tax expense consisted of the following:

	Year Ended
	August 29,	August 30,	August 31,
(in thousands)	2026	2025	2024

Current tax provision (benefit):
Federal	$418,793	$610,076	$846,176
State	84,535	68,312	54,837
International	205,015	182,148	193,794
Purchased tax credits	(155,359)	(250,698)	(368,870)
	552,984	609,838	725,937
Deferred tax provision (benefit):
Federal	369,908	77,770	(163,775)
State	965	(4,463)	12,264
International	(50,415)	(28,217)	(10,616)
Purchased tax credits	(195,519)	(18,843)	110,893
	124,939	26,247	(51,234)
Income tax expense	$677,923	$636,085	$674,703

A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate to income before income taxes is as follows:

	Year Ended August 29, 2026
(in thousands, except rate data)	Provision	Rate

U.S. Federal statutory income tax rate	$682,647	21.0%
State and local income taxes, net of federal income tax effect(1)	67,810	2.1%
Foreign tax effects:
Statutory tax rate difference - Mexico and United States	53,100	1.6%
Other	2,237	0.1%
Other foreign jurisdictions	(20,961)	(0.6)%
Effect of changes in tax laws or rates
Effect of cross-border tax laws (GILTI, Subpart F, FDII-net):
Foreign Tax Credits	(40,738)	(1.2)%
Other	7,607	0.2%
Nontaxable or nondeductible items:
Share-based compensation	(29,289)	(0.9)%
Other	(9,540)	(0.3)%
Tax credits:
Transferable tax credits	(34,722)	(1.1)%
Other	(8,869)	(0.3)%
Changes in valuation allowances (U.S. federal only)	12,383	0.4%
Other	899	—%
Worldwide change in unrecognized tax benefits	(4,641)	(0.1)%
Total provision for income taxes	$677,923	20.9%
(1)	State taxes in California, Illinois, New York and New Jersey represent the majority of the tax effect in this category.

	Year Ended
	August 30,	August 31,
	2025	2024

Federal tax at statutory U.S. income tax rate	21.0%	21.0%
State income taxes, net	1.6%	1.6%
Share-based compensation	(1.5)%	(1.9)%
U.S. Tax on Non-U.S. Income (Subpart F)	2.0%	2.9%
U.S. Tax on Non-U.S. Income (NCTI)	1.0%	1.2%
Non-U.S. Permanent Differences	(0.8)%	(1.3)%
Non-U.S. Rate Differences	1.1%	1.1%
Foreign Tax Credits	(2.8)%	(2.9)%
Other	(1.3)%	(1.5)%
Effective tax rate	20.3%	20.2%

For the year ended August 29, 2026, August 30, 2025, and August 31, 2024, the Company recognized excess tax benefits from stock option exercises of $30.7 million, $58.2 million, and $81.4 million, respectively.

The Company is subject to a tax on net CFC tested income (“NCTI”), formerly known as global intangible low-taxed income (“GILTI”) which is imposed on foreign earnings. The Company has made the election to record this tax as a period cost, thus has not adjusted the deferred tax assets or liabilities of its foreign subsidiaries for this tax.

Significant components of the Company's deferred tax assets and liabilities were as follows:

	August 29,	August 30,
(in thousands)	2026	2025

Deferred tax assets:
Net operating loss and state credit carryforwards	$62,468	$44,815
Accrued benefits	118,188	99,628
Operating lease liabilities	785,737	753,928
Federal credit carryforwards	20,044	123,465
Other	83,776	79,399
Total deferred tax assets	1,070,213	1,101,235
Valuation allowances	(21,762)	(11,331)
Net deferred tax assets	1,048,451	1,089,904

Deferred tax liabilities:
Property and equipment	(396,852)	(257,900)
Inventory	(466,924)	(510,242)
Operating lease assets	(713,698)	(682,685)
Other	(17,770)	(41,154)
Deferred tax liabilities	(1,595,244)	(1,491,981)

Net deferred tax liabilities	$(546,793)	$(402,077)

At August 29, 2026, and August 30, 2025, the Company had net operating loss (“NOL”) carryforwards available to reduce future taxable income totaling approximately $377.7 million ($50.5 million tax effected) and $338.6 million ($33.2 million tax effected), respectively. Certain NOLs have no expiration date and others will expire, if not utilized, in various years from fiscal 2027 through 2045. At August 29, 2026, and August 30, 2025, the Company had deferred tax assets for federal and state income tax credit carryforwards of $31.5 million and $135.1 million, respectively. Income tax credit carryforwards will expire, if not utilized, in various years from fiscal 2027 through 2052.

At August 29, 2026, and August 30, 2025, the Company had a valuation allowance of $21.8 million and $11.3 million, respectively, on deferred tax assets associated with NOL and tax credit carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized. Management believes it is more likely than not that the remaining deferred tax assets will be fully realized given the extended carryforward periods referenced and the Company’s growing earnings forecasts.

For the year ended August 29, 2026, the Company asserts indefinite reinvestment for basis differences and accumulated earnings through fiscal 2020 with respect to its foreign subsidiaries. The Company does not assert permanent reinvestment of fiscal 2021 through current year earnings with respect to its Mexican subsidiaries while maintaining its assertion of indefinite reinvestment of fiscal 2021 through current year earnings of other foreign subsidiaries. Where necessary, taxes resulting from foreign distributions of current and accumulated earnings (e.g., withholding taxes) have been considered in the Company’s provision for income taxes.

As of August 29, 2026, we have not recorded incremental income taxes for outside basis differences of $389.6 million in our investments in foreign subsidiaries, as these amounts are indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to the outside basis differences in these entities is not practicable.

Several countries where the Company operates have adopted the Organization for Economic Cooperation and Development ("OECD") framework implementing a 15% global minimum tax. This OECD framework, commonly referred to as Pillar Two, did not have a material impact on the Company’s income tax provision for the year ended August 29, 2026.

Pursuant to provisions under the Inflation Reduction Act, enacted in August of 2022, the Company purchased transferable federal tax credits from various counterparties during fiscal 2025 and fiscal 2026. Such federal tax credits were purchased at negotiated discounts, resulting in an income tax benefit recorded during the year ended August 29, 2026. Receivables associated with transferable federal tax credits are recorded (netted) within Income taxes payable and Other long-term assets.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA created new provisions that are applicable to the Company, including 100% bonus depreciation for qualifying assets placed in service after January 19, 2025, and full expensing of domestic research and experimental expenditures incurred in taxable years beginning after December 31, 2024. The Company does not expect material effective tax rate impacts from these provisions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	August 29,	August 30,
(in thousands)	2026	2025

Beginning balance	$22,789	$37,986
Additions based on tax positions related to the current year	3,952	4,482
Additions for tax positions of prior years	1,197	3,643
Reductions for tax positions of prior years	(2,412)	(5,118)
Reductions due to settlements	(1,086)	(13,150)
Reductions due to statute of limitations	(6,332)	(5,054)
Ending balance	$18,108	$22,789

Included in the August 29, 2026, and August 30, 2025, balances are $14.3 million and $17.5 million, respectively, of unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate. The balances above also include amounts of $2.2 million and $4.3 million for August 29, 2026, and August 30, 2025, respectively, that are accounted for as reductions to deferred tax assets for NOL carryforwards and tax credit carryforwards. It is anticipated that in the event the associated uncertain tax positions are disallowed, the NOL carryforwards and tax credit carryforwards would be utilized to settle the liability.

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had $0.9 million and $3.8 million accrued for the payment of interest and penalties associated with unrecognized tax benefits at August 29, 2026, and August 30, 2025, respectively.

The Company files U.S. federal, U.S. state and local, and international income tax returns. The Company is currently under examination by the IRS for fiscal years 2021 and 2024. With few exceptions, the Company is no longer subject to U.S. federal, U.S. state and local, or Non-U.S. examinations by tax authorities for fiscal year 2020 and prior. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

The following table represents cash paid for income taxes, net of refunds received:

Year Ended
(in thousands)	August 29, 2026

U.S. Federal	$25,624
U.S. State and Local:
California	21,686
Other	47,225
Total U.S.	94,535

Foreign:
Mexico	210,466
Other	7,248
Total Foreign	217,714

Total	$312,249

Note F – Supplier Financing Programs

The Company has arrangements with third-party financial institutions to confirm invoice balances owed by the Company to certain suppliers and pay the financial institutions the confirmed amounts on the invoice due dates. These arrangements allow the Company’s inventory suppliers, at their sole discretion, to enter into agreements directly with these financial institutions to finance the Company’s obligations to the suppliers at terms negotiated between the suppliers and the financial institutions. Supplier participation is optional and our obligations to our suppliers, including the amount and dates due, are not impacted by our suppliers’ decision to enter into an agreement with a third-party financial institution. As of August 29, 2026, and August 30, 2025, the Company had supplier obligations outstanding that had been confirmed under these arrangements of $5.5 billion and $5.4 billion, respectively, which are included in Accounts payable and $285.8 million and $264.9 million, respectively, which are included in Other long-term liabilities in the Consolidated Balance Sheets.

Changes in the Company’s supplier obligations are as follows:

Fiscal Year Ended
(in thousands)	August 29, 2026

Confirmed obligations outstanding at the beginning of the year	$5,698,960
Obligations confirmed during the year	5,501,289
Confirmed obligations paid during the year	(5,421,740)
Confirmed obligations outstanding at the end of the year	$5,778,509

Note G – Accrued Expenses and Other

Accrued expenses and other consisted of the following:

	August 29,	August 30,
(in thousands)	2026	2025

Accrued compensation, related payroll taxes and benefits	$421,245	$385,414
Property, sales and other taxes	182,563	163,321
Finance lease liabilities	114,873	111,521
Medical and casualty insurance claims (current portion)	110,706	95,231
Accrued interest	75,461	82,654
Accrued gift cards	62,153	60,451
Accrued sales and warranty returns	42,862	45,112
Other	145,615	207,832
	$1,155,478	$1,151,536

The Company retains a significant portion of the insurance risks associated with workers’ compensation, general and product liability, property and vehicle insurance. A portion of these self-insured losses is managed through a wholly owned insurance captive. The Company maintains certain levels for stop-loss coverage for each self-insured plan in order to limit its liability for large claims. The retained limits per claim type are $2.0 million for workers’ compensation, $10.0 million for auto liability, $21.5 million for property and $4.0 million for general and product liability.

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

Note I – Financing

The Company’s debt consisted of the following:

	August 29,	August 30,
(in thousands)	2026	2025

3.125% Senior Notes due April 2026, effective interest rate 3.28%	$—	$400,000
5.050% Senior Notes due July 2026, effective interest rate 5.09%	—	450,000
3.750% Senior Notes due June 2027, effective interest rate 3.83%	600,000	600,000
4.500% Senior Notes due February 2028, effective interest rate 4.43%	450,000	450,000
6.250% Senior Notes due November 2028, effective interest rate 6.46%	500,000	500,000
3.750% Senior Notes due April 2029, effective interest rate 3.86%	450,000	450,000
5.100% Senior Notes due July 2029, effective interest rate 5.30%	600,000	600,000
4.000% Senior Notes due April 2030, effective interest rate 4.09%	750,000	750,000
5.125% Senior Notes due June 2030, effective interest rate 5.14%	500,000	500,000
1.650% Senior Notes due January 2031, effective interest rate 2.19%	600,000	600,000
4.950% Senior Notes due July 2031, effective interest rate 4.97%	850,000	—
4.750% Senior Notes due August 2032, effective interest rate 4.76%	750,000	750,000
4.750% Senior Notes due February 2033, effective interest rate 4.70%	550,000	550,000
5.200% Senior Notes due August 2033, effective interest rate 5.22%	300,000	300,000
6.550% Senior Notes due November 2033, effective interest rate 6.71%	500,000	500,000
5.400% Senior Notes due July 2034, effective interest rate 5.54%	700,000	700,000
Commercial paper, weighted average interest rate 3.82% at August 29, 2026, and 4.46% at August 30, 2025	1,025,000	748,600
Total debt before discounts and debt issuance costs	9,125,000	8,848,600
Less: Discounts and debt issuance costs	46,680	48,825
Long-term debt	$9,078,320	$8,799,775

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

As of August 29, 2026, the Company had no outstanding borrowings and $1.7 million of outstanding letters of credit under the Revolving Credit Agreement.

The Revolving Credit Agreement requires that the Company’s consolidated interest coverage ratio as of the last day of each quarter shall be no less than 2.5:1. This ratio is defined as the ratio of (i) consolidated earnings before interest, taxes and rents to (ii) consolidated interest expense plus consolidated rents. The Company’s consolidated interest coverage ratio as of August 29, 2026, was 5.2:1.

As of August 29, 2026, the $1.0 billion of commercial paper borrowings and the $600 million 3.750% Senior Notes due June 2027 were classified as long-term in the accompanying Consolidated Balance Sheets as the Company currently has the ability and intent to refinance them on a long-term basis through available capacity in its Revolving Credit Agreement. As of August 29, 2026, the Company had $2.2 billion of availability under its Revolving Credit

Agreement, which would allow the Company to replace these short-term obligations with a long-term financing facility.

On July 15, 2026, the Company repaid its outstanding $450 million 5.050% Senior Notes due July 2026.

On April 21, 2026, the Company repaid its outstanding $400 million 3.125% Senior Notes due April 2026.

On April 15, 2025, the Company repaid the $400 million 3.250% Senior Notes due April 2025 and our $500 million 3.625% Senior Notes due April 2025.

On April 18, 2024, the Company repaid the $300 million 3.125% Senior Notes due April 2024.

On July 14, 2026, the Company issued $850 million 4.950% Senior Notes due July 2031, under the automatic shelf registration statement on Form S-3, filed with the SEC on July 7, 2026 (File No. 333-297291) (the “2026 Shelf Registration Statement”). The 2026 Shelf Registration Statement allowed the Company to sell an indeterminate amount in debt securities to fund general corporate purposes, including repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures, new store or distribution center openings, stock repurchases and acquisitions. Proceeds from the debt issuance were for general corporate purposes.

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

In addition to the outstanding letters of credit issued under the Revolving Credit Agreement discussed above, the Company had $214.5 million in letters of credit outstanding as of August 29, 2026. These letters of credit have various maturity dates and were issued on an uncommitted basis. As of August 29, 2026, the Company was in compliance with all covenants related to its borrowing arrangements.

The fair value of the Company’s debt was estimated at $9.0 billion as of August 29, 2026, and $8.9 billion as of August 30, 2025, based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same terms (Level 2). Such fair value is less than the carrying value of debt by $71.1 million at August 29, 2026, and greater than the carrying value of debt by $94.4 million at August 30, 2025, respectively. This amount reflects face amount, adjusted for any unamortized debt issuance costs and discounts.

All of the Company’s debt is unsecured. Scheduled maturities of debt are as follows:

Scheduled
(in thousands)	Maturities

2027	$1,625,000
2028	450,000
2029	1,550,000
2030	1,250,000
2031	1,450,000
Thereafter	2,800,000
Subtotal	9,125,000
Discount and debt issuance costs	46,680
Total Debt	$9,078,320

Note J – Interest Expense

Net interest expense consisted of the following:

	Year Ended
	August 29,	August 30,	August 31,
(in thousands)	2026	2025	2024

Interest expense	$490,233	$490,025	$465,191
Interest income	(12,680)	(10,972)	(11,312)
Capitalized interest	(4,939)	(3,229)	(2,301)
	$472,614	$475,824	$451,578

Note K – Stock Repurchase Program

During 1998, the Company announced a program permitting the Company to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company’s Board of Directors. The Board voted to increase the repurchase authorization by $1.5 billion on June 16, 2026, bringing the total authorization to $42.2 billion. Considering cumulative repurchases as of August 29, 2026, the Company had $1.6 billion remaining under the Board’s authorization to repurchase its common stock.

The Company’s share repurchase activity consisted of the following:

	Year Ended
	August 29,	August 30,	August 31,
(in thousands)	2026	2025	2024

Amount	$2,025,613	$1,531,659	$3,170,320
Shares	579	447	1,149

During fiscal year 2026, the Company retired 0.4 million shares of treasury stock which had previously been repurchased under the Company’s share repurchase program. The retirement increased Retained deficit by $1.4 billion and decreased Additional paid-in capital by $45.1 million. During the comparable prior year period, the Company retired 0.7 million shares of treasury stock, which increased Retained deficit by $2.0 billion and decreased Additional paid-in capital by $69.9 million.

Subsequent to August 29, 2026, and through October 19, 2026, the Company has repurchased 106,862 shares of common stock at an aggregate cost of $310.6 million. Considering the cumulative repurchases through October 19, 2026, the Company has $1.3 billion remaining under the Board’s authorization to repurchase its common stock.

Note L – Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss includes certain adjustments to foreign currency translation adjustments, certain activity for interest rate swaps and treasury rate locks that qualify as cash flow hedges and unrealized gains (losses) on available-for-sale marketable debt securities. Changes in Accumulated Other Comprehensive Loss consisted of the following:

		Net
		Unrealized
	Foreign	Gain (Loss)
(in thousands)	Currency(1)	on Securities	Derivatives	Total

Balance at August 31, 2024	$(351,272)	$300	$(10,646)	$(361,618)
Other Comprehensive Income before reclassifications	74,236	667	—	74,903
Amounts reclassified from Accumulated Other Comprehensive Loss(2)	—	(49)	1,754	1,705
Balance at August 30, 2025	(277,036)	918	(8,892)	(285,010)
Other Comprehensive Income (Loss) before reclassifications	126,647	(2,302)	—	124,345
Amounts reclassified from Accumulated Other Comprehensive Loss(2)	—	7	1,684	1,691
Balance at August 29, 2026	$(150,389)	$(1,377)	$(7,208)	$(158,974)

(1)	Foreign currency, which primarily relates to our operations in Mexico, is shown net of U.S. tax to account for foreign currency impacts of certain undistributed non-U.S. subsidiaries earnings.
(2)	Amounts shown are net of taxes/tax benefits.

Note M – Retirement Savings Plans

The Company has a 401(k) plan that covers all domestic employees who meet the plan’s participation requirements. The plan features include Company matching contributions, immediate 100% vesting of Company contributions and a savings option up to 25% of qualified earnings. The Company makes matching contributions, per pay period, up to a specified percentage of employees’ contributions as approved by the Board. The Company made matching contributions to employee accounts in connection with the 401(k) plan of $44.8 million in fiscal 2026, $42.7 million in fiscal 2025 and $39.0 million in fiscal 2024.

The Company also has a non-qualified executive deferred compensation plan which allows certain qualifying employees to defer a portion of their annual base salary and their annual incentive bonus. This plan provides for matching contributions similar to the 401(k) plan.

Additionally, the Company has the AutoZone Mexico Savings Fund, through which AutoZoners in Mexico build personal savings through regular contributions. The AutoZoner contributes 12% of their salary, and the Company matches that contribution, with all funds distributed to the AutoZoners annually in December. The Company made matching contributions to the AutoZone Mexico Savings Fund of $22.2 million, $17.7 million and $17.5 million in fiscal 2026, 2025 and 2024, respectively.

Note N – Share-Based Plans

The Company has several active and inactive equity incentive plans under which the Company has been authorized to grant share-based awards to key employees and non-employee directors. Awards under these plans have been in the form of restricted stock, restricted stock units, stock options and other awards as defined by the plans. The Company also has an Employee Stock Purchase Plan that allows employees to purchase Company shares at a discount subject to certain limitations. The Company also has an Executive Stock Purchase Plan which permits all eligible executives to purchase AutoZone’s common stock using up to twenty-five percent of his or her annual salary and bonus.

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

AutoZone, Inc. 2020 Omnibus Incentive Award Plan

On December 16, 2020, the Company’s stockholders approved the AutoZone, Inc. 2020 Omnibus Incentive Award Plan (the “2020 Omnibus Plan”), which serves as the successor to the Amended 2011 Equity Plan. The 2020 Omnibus Plan provides equity-based compensation to our non-employee directors and employees for their service to AutoZone or our subsidiaries or affiliates. Under the 2020 Omnibus Plan, participants may receive equity-based compensation in the form of stock options, restricted stock, restricted stock units, dividend equivalents, deferred stock, stock payments, performance based awards, cash based awards and other incentive awards structured by the Compensation Committee and the Board within parameters set forth in the 2020 Omnibus Plan.

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

Total share-based compensation expense (a component of Operating, selling, general and administrative expenses) was $136.8 million, $124.7 million and $106.2 million for fiscal 2026, 2025 and 2024, respectively.

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

	Year Ended
	August 29,	August 30,	August 31,
	2026	2025	2024

Expected price volatility	25%	26%	29%
Risk-free interest rate	3.8%	4.0%	4.7%
Weighted average expected lives (in years)	5.4	5.5	5.5
Forfeiture rate	8%	7%	7%
Dividend yield	0%	0%	0%

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

The weighted average grant date fair value per share of options granted was $1,263.78, $1,026.93 and $922.10 during fiscal 2026, 2025 and 2024, respectively. The intrinsic value of options exercised was $200.0 million, $447.4 million and $424.5 million in fiscal 2026, 2025 and 2024, respectively. The total fair value of options vested was $85.6 million, $79.9 million and $67.0 million in fiscal 2026, 2025 and 2024, respectively.

The Company generally issues new shares when options are exercised. The following table summarizes information about stock option activity for the year ended August 29, 2026:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number	Average	Term	Value
	of Shares	Exercise Price	(in years)	(in thousands)

Outstanding – August 30, 2025	857,908	$1,788.32
Granted	119,909	4,059.29
Exercised	(80,312)	1,049.49
Forfeited/Cancelled	(7,612)	3,223.47
Outstanding – August 29, 2026	889,893	2,148.73	5.74	$874,144

Exercisable	573,165	1,531.32	4.45	823,522
Expected to vest	306,344	3,254.79	8.06	50,101
Available for future grants	479,633

As of August 29, 2026, total unrecognized share-based compensation expense related to stock options, net of estimated forfeitures, was approximately $124.4 million, before income taxes, and will be recognized over an estimated weighted average period of 2.7 years.

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

As of August 29, 2026, total unrecognized stock-based compensation expense related to nonvested restricted stock unit awards, net of estimated forfeitures, was approximately $12.1 million, before income taxes, which we expect to recognize over an estimated weighted average period of 3.5 years.

Transactions related to restricted stock units for the fiscal year ended August 29, 2026, are as follows:

		Weighted-
	Number	Average Grant
	of Shares	Date Fair Value

Nonvested at August 30, 2025	4,525	$2,613.24
Granted	3,955	3,436.05
Vested	(2,828)	2,694.23
Forfeited	(465)	3,361.78
Nonvested at August 29, 2026	5,187	3,129.41

At August 29, 2026, and August 30, 2025, the Company had $14.3 million and $20.2 million, respectively of accrued compensation expense for liability-based stock awards. There were 4,822 outstanding units issued under the 2003 Comp Plan and prior plans. As directors retire, this balance will be reduced. No additional shares of stock or units will be issued in future years under the 2003 Comp Plan or prior plans.

Employee Stock Purchase Plan and Executive Stock Purchase Plan

The Company recognized $3.1 million, $3.2 million and $3.1 million in compensation expense related to the discount on the selling of shares to employees and executives under the various share purchase plans in fiscal 2026, 2025 and 2024, respectively. Under the Employee Plan, 4,765, 4,419 and 5,000 shares were sold to employees in fiscal 2026, 2025 and 2024, respectively. Purchases under the Executive Plan were 177, 246 and 540 shares in fiscal 2026, 2025 and 2024, respectively. Issuances of shares under the Employee Plan are netted against repurchases and such repurchases are not included in share repurchases disclosed in “Note K – Stock Repurchase Program.” At August 29, 2026, 108,157 shares of common stock were reserved for future issuance under the Employee Plan, and 232,003 shares of common stock were reserved for future issuance under the Executive Plan.

Note O – Commitments and Contingencies

Construction commitments, primarily for new stores, totaled approximately $134.0 million at August 29, 2026.

The Company had $216.2 million in outstanding standby letters of credit and $98.4 million in surety bonds as of August 29, 2026, which all have expiration periods of less than one year. A substantial portion of the outstanding standby letters of credit (which are primarily renewed on an annual basis) and surety bonds are used to cover reimbursement obligations to our workers’ compensation carriers. There are no additional contingent liabilities associated with these instruments as the underlying liabilities are already reflected in the Consolidated Balance Sheets. The standby letters of credit and surety bonds arrangements have automatic renewal clauses.

Note P – Segment Reporting

The Company is a leading retailer and distributor of automotive parts and accessories through the Company’s 8,031 stores in the Americas. The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, during the fourth quarter of fiscal 2025.

The Company determines its segments based on how the business is managed and evaluated. During the fourth quarter of fiscal 2025, the Company combined all its previously defined operating segments into a single operating and reportable segment to align with how the Company is currently managed and evaluated. This single operating segment includes all operations which are designed to enable customers to purchase products seamlessly in stores and from our online platforms. We carry an extensive product line for cars, sport utility vehicles, vans and light duty trucks, including new and remanufactured automotive hard parts, maintenance items, accessories and non-automotive products. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, regularly reviews consolidated net income, as well as significant segment expenses included in the table below, to evaluate performance and allocate resources. The CODM also evaluates consolidated actual results versus forecasts, budgets and prior year results. The measure of segment assets is reported as “Total assets” on the Consolidated Balance Sheets as of August 29, 2026, and August 30, 2025. Expenditures for long-lived segment assets are reported as “Capital Expenditures” on the Consolidated Statements of Cash Flows for the fiscal years ended 2026, 2025 and 2024. Segment information for previous periods has been recast to conform to the current-period presentation.

The following table represents significant expenses that are regularly provided to the CODM for the following fiscal years:

	Year Ended
	August 29,	August 30,	August 31,
(in thousands)	2026	2025	2024

Auto Parts Segment
Net sales	$20,338,555	$18,938,717	$18,490,268
Cost of sales, including warehouse and delivery expenses	9,693,581	8,972,243	8,673,216
Gross profit	10,644,974	9,966,474	9,817,052
Less:
Compensation expense(1)	4,177,794	3,858,570	3,708,476
Rent expense(2)	522,960	478,106	456,862
Depreciation & amortization	597,509	544,117	498,391
Advertising expense	101,224	109,531	102,656
Other segment expenses(3)	1,522,173	1,365,994	1,261,959
Interest expense, net	472,614	475,824	451,578
Income tax expense	677,923	636,085	674,703
Consolidated net income	$2,572,777	$2,498,247	$2,662,427

Auto Parts Segment Sales by Product Grouping:
Failure	$9,951,983	$9,291,584	$8,979,152
Maintenance items	7,420,216	6,807,347	6,618,494
Accessories and other	2,966,356	2,839,786	2,892,622
Auto Parts net sales	$20,338,555	$18,938,717	$18,490,268

(1)	Compensation expense includes operating, selling, general and administrative expenses for payroll expense, benefits, related taxes, share-based compensation and other employee costs.
(2)	Rent expense includes rent and variable operating lease components, related to insurance and common area maintenance included in selling, general and administrative expenses. Rent expense related to supply chain is included in cost of sales, including warehouse and delivery expenses.
(3)	Other segment items include service charges, insurance expense, vehicle expense, real estate taxes, utilities expense and other operating expenses.

The following table presents the Company’s net sales classified by geography:

	Year Ended
	August 29,	August 30,	August 31,
(in thousands)	2026	2025	2024

In the United States	$17,613,832	$16,671,606	$16,219,570
Outside the United States	2,724,723	2,267,111	2,270,698
Total	$20,338,555	$18,938,717	$18,490,268

The following table presents the Company’s long-lived assets, consisting primarily of property and equipment, less accumulated depreciation and amortization and operating lease right-of-use assets, classified by geography:

	August 29,	August 30,
(in thousands)	2026	2025

In the United States	$9,543,736	$8,847,597
Outside the United States	1,982,763	1,409,578
Total	$11,526,499	$10,257,175

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 29, 2026, an evaluation was performed under the supervision and with the participation of AutoZone’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 29, 2026.

Internal Control Over Financial Reporting

A report of AutoZone’s management on our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) and a report of Ernst & Young, LLP, an independent registered public accounting firm, on the effectiveness of AutoZone’s internal control over financial reporting are included in Part II, Item 8 of this document and is incorporated herein by reference.

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

There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended August 29, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

Our internal control over financial reporting as of August 29, 2026, has been audited by Ernst & Young, LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended August 29, 2026, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 29, 2026.

Item 9B. Other Information

None. Without limiting the generality of the foregoing, during the quarterly period ended August 29, 2026, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading agreement” or any “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from AutoZone’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be held on December 16, 2026 (our “Proxy Statement”). Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth in Part I, Item 1 of this document in the section entitled “Information about our Executive Officers,” is incorporated herein by reference in response to this item. Additionally, the information contained in AutoZone, Inc.’s Proxy Statement relating to our 2026 Annual Meeting of Stockholders, in the sections entitled “Corporate Governance Matters,” “Proposal 1 – Election of Directors” and “Delinquent Section 16(a) Reports,” is incorporated herein by reference in response to this item.

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

Item 11. Executive Compensation

The information contained in AutoZone, Inc.’s Proxy Statement relating to our 2026 Annual Meeting of Stockholders, in the section entitled “Compensation Discussion & Analysis,” is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in AutoZone, Inc.’s Proxy Statement relating to our 2026 Annual Meeting of Stockholders, in the sections entitled “Share Ownership of Directors and Executive Officers,” “Share Ownership of Certain Beneficial Owners” and “Equity Compensation Plans” is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in AutoZone, Inc.’s Proxy Statement relating to our 2026 Annual Meeting of Stockholders, in the sections entitled “Related Party Transactions” and “Governance Framework – Director Independence” is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information contained in AutoZone, Inc.’s Proxy Statement relating to our 2026 Annual Meeting of Stockholders, in the section entitled “Proposal 2 – Ratification of Independent Registered Public Accounting Firm,” is incorporated herein by reference in response to this item.

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

4.4	Form of 3.750% Senior Notes due 2027. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 18, 2017.

4.5

Officers’ Certificate dated April 18, 2019, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 3.750% Senior Notes due 2029. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 18, 2019.

4.6	Form of 3.750% Senior Notes due 2029. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated April 18, 2019.

4.7

Officers’ Certificate dated March 30, 2020, pursuant to Section 3.2 of the Indenture, dated August 8, 2003, setting forth the terms of the 4.000% Senior Notes due 2030. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated March 30, 2020.

4.8	Form of 4.000% Senior Notes due 2030. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated March 30, 2020.

4.9	Form of 4.000% Senior Notes due 2030. Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated March 30, 2020.

4.10	Form of 1.650% Senior Notes due 2031. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated August 14, 2020.

4.11	Form of 1.650% Senior Notes due 2031. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated August 14, 2020.

4.12

Officers’ Certificate dated August 14, 2020, pursuant to Section 3.2 of the Indenture, dated August 8, 2003, setting forth the terms of the 1.650% Senior Notes due 2031. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated August 14, 2020.

4.13

Officers’ Certificate dated August 1, 2022, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 4.750% Senior Notes due 2032. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated August 1, 2022.

4.14	Form of 4.750% Senior Notes due 2032. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated August 1, 2022.

4.15

Officers’ Certificate dated January 27, 2023, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 4.500% Senior Notes due 2028. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated January 27, 2023.

4.16

Officers’ Certificate dated January 27, 2023, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 4.750% Senior Notes due 2033. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated January 27, 2023.

4.17	Form of 4.500% Senior Notes due 2028. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated January 27, 2023.

4.18	Form of 4.750% Senior Notes due 2033. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated January 27, 2023.

4.19

Officers’ Certificate dated July 21, 2023, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 5.200% Senior Notes due 2033. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated July 21, 2023.

4.20	Form of 5.200% Note due 2033. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated July 21, 2023.

4.21

Officers’ Certificate dated October 25, 2023, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 6.250% Senior Notes due 2028. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated October 25, 2023.

4.22

Officers’ Certificate dated October 25, 2023, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 6.550% Senior Notes due 2033. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated October 25, 2023.

4.23	Form of 6.250% Note due 2028. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated October 25, 2023.

4.24	Form of 6.550% Note due 2033. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated October 25, 2023.

4.25

Officers’ Certificate dated June 28, 2024, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 5.100% Senior Notes due 2029. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated June 28, 2024.

4.26

Officers’ Certificate dated June 28, 2024, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 5.400% Senior Notes due 2034. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated June 28, 2024.

4.27	Form of 5.100% Note due 2029. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated June 28, 2024.

4.28	Form of 5.400% Note due 2034. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated June 28, 2024.

4.29

Officers’ Certificate dated April 14, 2025, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 5.125% Senior Notes due 2030. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 14, 2025.

4.30	Form of 5.125% Senior Notes due 2030. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 14, 2025.

4.31

Officers’ Certificate dated July 14, 2026, pursuant to Section 3.2 of the Indenture dated August 8, 2003, setting forth the terms of the 4.950% Senior Notes due 2031. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated July 14, 2026.

4.32	Form of 4.950% Senior Notes due 2031. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated July 14, 2026.

4.33	Description of Securities of AutoZone, Inc. Incorporated by reference to Exhibit 4.24 to the Annual Report on Form 10-K dated October 28, 2019.

*10.1	Second Amended and Restated 1998 Director Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended August 26, 2000.

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

*10.30

Form of Grant Notice and Award Agreement for Stock Options granted to Officers under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan (Global). Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended November 22, 2025.

*10.31

Form of Grant Notice and Award Agreement for Restricted Stock Units granted to Officers under the AutoZone, Inc. 2020 Omnibus Incentive Award Plan (Global). Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended November 22, 2025.

*10.32	AutoZone, Inc. Director Compensation Program effective January 1, 2026. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended February 14, 2026.

10.33

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

Dated: October 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ PHILIP B. DANIELE, III	President and Chief Executive Officer	October 26, 2026
Philip B. Daniele, III	(Principal Executive Officer)

/s/ JAMERE JACKSON	Chief Financial Officer	October 26, 2026
Jamere Jackson	(Principal Financial Officer)

/s/ J. SCOTT MURPHY	Vice President and Controller	October 26, 2026
J. Scott Murphy	(Principal Accounting Officer)

/s/ WILLIAM C. RHODES, III	Executive Chairman	October 26, 2026
William C. Rhodes, III

/s/ MICHAEL A. GEORGE	Director	October 26, 2026
Michael A. George

/s/ LINDA A. GOODSPEED	Director	October 26, 2026
Linda A. Goodspeed

/s/ EARL G. GRAVES, JR.	Director	October 26, 2026
Earl G. Graves, Jr.

/s/ BRIAN HANNASCH	Director	October 26, 2026
Brian Hannasch

/s/ GALE V. KING	Director	October 26, 2026
Gale V. King

/s/ CLAIRE R. MCDONOUGH	Director	October 26, 2026
Claire R. McDonough

/s/ GEORGE R. MRKONIC, JR	Director	October 26, 2026
George R. Mrkonic, Jr.

/s/ JILL A. SOLTAU	Director	October 26, 2026
Jill A. Soltau

/s/ CONSTANTINO SPAS MONTESINOS	Director	October 26, 2026
Constantino Spas Montesinos